Form 10QSB
period 1996-06-30
INTERUNION FINANCIAL CORP
filed 1996-10-30
CIK 924805

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30,1996
                                                 -----------------------------

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                   For the transition period from               to
                                                  -------------    -----------
                   Commission file number
                                          ------------------------------------


                        INTERUNION FINANCIAL CORPORATION
                        --------------------------------
       (Exact name of small business issuer as specified in its charter)



Delaware                                         87-0520294
--------                                         ----------
(State or other jurisdiction of                  (IRS Employer Identification No.)
incorporation or organization)


249 Royal Palm Way, Suite 301 H, Palm Beach, Fl  33480
-----------------------------------------------  -----
(Address of principal executive offices)         (Zip Code)



(561) 820 - 0084
----------------
(Issuer's telephone number)


-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $1.00 Par Value Common Shares - 692,572 as of June 30,1996.

Transitional Small Business Disclosure Format (Check One)  Yes / /  No  /X/

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                       INTERUNION FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEET
                             AS AT JUNE 30, 1996
                         (Expressed in U.S. Dollars)



                                                             Audited      Audited
                                                  3 mos       12 mos      12 mos
                                                  ended       ended        ended
                                                  Jun-96      Mar-96      Mar-95
CURRENT ASSETS
  Cash                                            622,757      722,795     490,681
  Due from brokers and dealers                    911,160    1,168,190     172,944
  Client deposits                               1,070,270    2,093,966  21,147,890
  Marketable securities                           194,117    2,625,585  15,682,071
  Accounts receivable                             492,324      208,727      55,262
  Income tax receivable                           (35,402)       1,597      15,866
  Sundry assets and prepaid expenses              170,149       75,906      31,615
                                                ---------   ----------  ----------
                                                3,425,375    6,896,766  37,596,329
                                                ---------   ----------  ----------
START-UP COSTS                                    418,990      438,803
LONG TERM INVESTMENTS                             913,834      913,834     900,361
CAPITAL ASSETS                                    915,586      948,892     933,380
DEFERRED CHARGES                                  174,367      184,944     234,574
GOODWILL AND NON-CURRENT ASSETS                 1,072,165    1,086,461   1,143,982
OTHER ASSETS                                            0            0     240,693
                                                ---------   ----------  ----------
                                                3,492,942    3,572,934   3,452,990
                                                ---------   ----------  ----------
                                                6,918,317   10,469,700  41,049,319
                                                =========   ==========  ==========
CURRENT LIABILITIES
  Due to brokers and dealers                      429,091    2,499,665  30,168,593
  Due to clients                                1,629,007    3,035,310   6,368,681
  Accounts payable and accrued liabilities        714,382      675,623     283,459
                                                ---------   ----------  ----------
                                                2,772,480    6,210,598  36,820,733
                                                ---------   ----------  ----------
  Other liabilities                                     0            0     499,377
  Due to related parties                              171      119,462     100,873
                                                ---------   ----------  ----------
                                                      171      119,462     600,250
                                                ---------   ----------  ----------
SHAREHOLDERS EQUITY
  Capital Stock and additional paid-in capital  3,972,512    3,972,512   3,762,774
  Retained Earnings (Deficit)                     173,154      167,128    (134,438)
                                                ---------   ----------  ----------
                                                4,145,666    4,139,640   3,628,336
                                                ---------   ----------  ----------
                                                6,918,317   10,469,700  41,049,319
                                                =========   ==========  ==========

                       INTERUNION FINANCIAL CORPORATION
               CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                   FOR THE THREE MONTHS ENDED JUNE 30, 1996
                         (Expressed in U.S. Dollars)


                                                                                  Audited     Audited
                                                                       3 mos       12 mos      12 mos
                                                                       ended       ended       ended
                                                                       Jun-96      Mar-96      Mar-95
REVENUES
  Commissions, trading & investment income                           1,364,701   4,500,899   3,971,160
  Sales                                                                515,934           0           0
  Fee Revenue                                                          229,908   1,364,297      56,907
                                                                     ---------   ---------   ---------
                                                                     2,110,543   5,865,196   4,028,067
                                                                     ---------   ---------   ---------
EXPENSES
  Selling, Marketing & Research                                      1,008,674   4,207,289   2,868,886
  Cost of Goods Sold                                                   515,934           0           0
  Salaries & Benefits                                                  274,331     759,361     291,687
  General & Administration                                             176,294     710,938     796,673
  Other Expenses                                                          (639)     13,132           0
  Foreign Exchange Loss (Gain)                                             296     (20,902)       (247)
  Interest & Bank Charges Expense (Income)                              (8,137)    (37,337)      5,830
  Amortization                                                          79,992     218,084      24,272
                                                                     ---------   ---------   ---------
                                                                     2,046,745   5,850,565   3,987,101
                                                                     ---------   ---------   ---------
PROFIT (LOSS) FROM CONTINUING OPERATIONS                                63,798      14,631      40,966
  Loss from Discontinued Operation                                           0     (94,252)   (184,845)
  Gain on Disposal of Discontinued Assets                                    0     409,418           0
                                                                     ---------   ---------   ---------
PROFIT (LOSS) FOR THE PERIOD - BEFORE INCOME TAXES                      63,798     329,797    (143,879)
PROVISSION FOR INCOME TAXES (RECOVERABLE)                               57,772      28,231      (9,441)
                                                                     ---------   ---------   ---------
NET PROFIT (LOSS) FOR THE PERIOD                                         6,026     301,566    (134,438)
RETAINED EARNINGS (DEFICIT) - BEGINNING OF PERIOD                      167,128    (134,438)          0
                                                                     ---------   ---------   ---------
RETAINED EARNINGS (DEFICIT) - END OF PERIOD                            173,154     167,128    (134,438)
                                                                     =========   =========   =========
FINANCIAL OVERVIEW
  Common Shares Outstanding                                            692,572     692,572     369,058
  Weighted Average Shares Outstanding                                  692,572     501,335     157,531
  E.P.S. - From Continuing Operations                                     0.01        0.03        0.24
  E.P.S. - After Discontinued Operations                                  0.01        0.60       (0.85)

                          INTERUNION FINANCIAL CORPORATION
              CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                      FOR THE THREE MONTHS ENDED JUNE 30, 1996
                            (Expressed in U.S. Dollars)


                                                                                                        Audited       Audited
                                                                                            3 mos        12 mos        12 mos
                                                                                            ended        ended         ended
                                                                                           Jun-96        Mar-96        Mar-95
OPERATING ACTIVITIES
  Net Income (Loss)                                                                           6,026       301,566      (134,438)
  Amortization                                                                               79,992       218,084        24,272
  Gain on disposition of discontinued operations                                                  0      (409,418)            0
                                                                                         ----------   -----------   -----------
                                                                                             86,018       110,232      (110,166)
  Increase (decrease) in due to brokers and dealers, net                                 (1,813,544)  (28,664,174)   29,995,649
  Increase (decrease) in due to clients                                                    (382,607)   15,720,553   (14,779,209)
  Increase (decrease) in marketable securities                                            2,431,468    13,056,486   (15,682,071)
  Increase (decrease) in accounts receivable & sundry assets                               (340,841)     (183,487)     (102,741)
  Decrease (increase) in accounts payable and accrued liabilities                            38,762       392,164       283,460
                                                                                         ----------   -----------   -----------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                                 19,256       431,774      (395,078)
                                                                                         ----------   -----------   -----------
FINANCING ACTIVITIES
  Capital stock and additional paid-in capital issued (note 8)                                    0       555,000     3,762,774
  Increase (decrease) in due to related parties                                            (119,291)       18,589       100,872
                                                                                         ----------   -----------   -----------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                               (119,291)      573,589     3,863,646
                                                                                         ----------   -----------   -----------
INVESTING ACTIVITIES
  Start-up costs                                                                                  0      (438,803)            0
  Long term investments                                                                           0       (13,472)     (900,361)
  Purchase of capital assets                                                                      0      (132,533)     (957,653)
  Reorganization costs                                                                            0       (61,632)     (234,574)
  Goodwill                                                                                        0             0    (1,143,982)
  Investment in subsidiaries (note 5)                                                             0             0      (507,457)
  Discontinued operations                                                                         0      (126,809)      258,684
                                                                                         ----------   -----------   -----------
CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                                      0      (773,249)   (3,485,343)
                                                                                         ----------   -----------   -----------
INCREASE (DECREASE) IN CASH                                                                (100,035)      232,114       (16,775)
CASH - BEGINING OF YEAR                                                                     722,795       490,681             0
CASH ACQUIRED ON ACQUISITION OF SUBSIDIARIES                                                      0             0       507,456
                                                                                         ----------   -----------   -----------
CASH - END OF YEAR                                                                          622,760       722,795       490,681
                                                                                         ==========   ===========   ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

During the first quarter of fiscal 1997 (three months ending June 30,1996), InterUnion reported consolidated revenues of US$2.1 million.
No comparative figure for the same period is available as InterUnion was in an acquisition and reorganization mode during the first half of fiscal 1996. This is collaborated by the fact that revenues for the quarter represents 36.0% and 52.4% of all of fiscal 1996 and 1995 respectively. The increase is due to InterUnion's wholly owned subsidiary Reeve, Mackay & Associates Limited, which started its operations in the second quarter of fiscal 1996.

InterUnion's revenue growth (figures in 000's):

                      FY 97    FY 1996  FY 1995
                        Q1
Commission Income     1,364    4,500    3,871
Sales                   516
Fee Revenue             230    1,365       57

      Total           2,110    5,865    4,028

Financial overview of InterUnion's financial statements:

                                            FY 97 Q1    FY 1996   FY 1995
                                            ---------  ---------  -------
Common Shares Issued                          692,572    692,572    369,058
E.P.S. - operations                             0.009      0.027      0.243
E.P.S. - After discontinued operations          0.009      0.602     -0.853

Working Capital                               652,893    686,186    775,593
Cash Flow - operations                         86,018    204,486     74,678
Cash Flow. - After discontinued operations     86,018    110,233   -110,167

Shareholders Equity                         4,145,666  4,139,640  3,628,774
Book Value per Share                             5.99       5.98       9.83

Net earnings for the quarter was $6,026 on a weighted average of 692,572 common shares for the period. The set back in net earnings was to be expected as Reeve, Mackay & Associates Limited down period is June to October, with the high seasons being November and December and April and May.

Consolidated cash flow from operations continued to improve to $86,018 (equal to 42.1% of fiscal 1996) which is a result of monitoring of operations and better controls by management. New acquisitions continue to be a top priority for InterUnion. But the Company has increased its attention towards cost cutting and economies of scales within the marketing and administrative functions of the different subsidiaries.

Book value per share is $5.99 versus $5.98 and shareholders' equity increased 0.1% to $4,145,666 versus $4,139,640.

In order to meet its growth plans, the Company issued a Confidential Private Offering Memorandum under Regulation "S" dated September 1,1996. This Offering Memorandum offered for sale a maximum of 250,000 units of the Company at a price of $5.00 per unit. Each unit consists of one share common voting stock and one warrant to purchase one share of common voting stock at $6.00 per share, with an expiration date on the warrant of September 15,1997. The total offering seeks to raise $2,000,000, with anticipated net proceeds after commissions and offering costs to be $1,775,000.

The Company continues to explore opportunities for the acquisition of operating companies that will provide additional liquidity and cash flow. The Company anticipates that such acquisitions would be financed by the use of the cash generated by the above mentioned financing as well as the issuance of common stock from treasury.

The Company feels that the financial statements for the periods ending June 30,1996 and March 31,1996 accurately reflect the operations of the Company and its subsidiaries. In fact, the Company has taken every reasonable step to insure that its financial statements do not represent a distorted picture to anyone having a business reason to review such statements.

There are no material events and uncertainties know to the management of the Company that would cause the reported financial information to be other then indicative of future operating results or of future financial conditions.



                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceeding, nor is its property the subject of a pending legal proceeding for which the claims, exclusive of interest and costs, exceed 10% of the current assets of the Company on a consolidated basis.


ITEM 2 - CHANGES IN SECURITIES

None.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in the payment of principal or interest with respect to any senior indebtedness of InterUnion Financial Corporation.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of the shareholders held May 17,1996 the following events took place:

1. The following nominees to the Board of Directors to serve until the next shareholders meeting have been elected: Georges Benarroch, Chairman, Jacques Meyer de Stadelhofen, Karen Lynn Bolens, and Ann Glover,
Directors

2. A twenty (20) for one (1) common stock consolidation was voted on and approved.

3. The Board of Directors was given the authority to act within its discretion in regards to the outstanding stock options and warrants.

4. The Board of Directors was granted the authority to act within its discretion in making application for admission to the NASDAQ Market and registering the Corporation with the US Securities & Exchange Commission pursuant to the appropriate section of the Securities & Exchange Act of 1934, as amended.


ITEM 5 - OTHER INFORMATION

None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

27 - Financial Data Schedule (for SEC use only)

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto dully authorized.


                              InterUnion Financial Corporation
                              --------------------------------
                                         (Registrant)



Date   October 29,1996              /s/ Georges Benarroch
       ---------------        -----------------------------------------
                                        Georges Benarroch, Director


Date   October 29,1996             /s/ Ann Glover
       ---------------       ------------------------------------------
                                       Ann Glover, Director