Form 10QSB
period 1996-09-30
INTERUNION FINANCIAL CORP
filed 1996-11-14
CIK 924805

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended    September 30,1996
                                                   ----                 -------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                     For the transition period from             to
                                                    -----------    ------------
                     Commission file number
                                            -----------------------------------


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


------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares - 969,714 as of September 30,1996.

Transitional Small Business Disclosure Format (Check One)  Yes [ ]   No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                      INTERUNION FINANCIAL CORPORATION
              CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                 FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996
                         (Expressed in U.S. Dollars)

                                                                     Audited       Revised
                                                      6 mos ended  12 mos ended  12 mos ended
                                                        Sept-96       Mar-96        Mar-95
REVENUES
 Commissions, trading & investment income              2,300,357     4,500,899     3,971,161
 Sales                                                   709,726
 Fee Revenue                                             317,308     1,364,297        56,907

                                                      ----------   -----------   -----------
                                                       3,327,390     5,865,196     4,028,068
                                                      ----------   -----------   -----------
EXPENSES
 Cost of Goods Sold                                      709,726
 General & Administration                                318,206       710,939       796,674
 Salaries & Benefits                                     514,436       759,361       291,687
 Selling, Marketing & Research                         1,697,964     4,207,289     2,868,886
 Other Expenses                                           (1,108)       13,132
 Foreign Exchange Loss (Gain)                                  5       (20,902)         (247)
 Interest & Bank Charges Expense (Income)                (12,647)      (37,337)        5,830
 Amortization & Depreciation                             164,353       218,084        24,272

                                                      ----------   -----------   -----------
                                                       3,390,935     5,850,565     3,987,102
                                                      ----------   -----------   -----------
PROFIT (LOSS) FROM CONTINUING OPERATIONS                 (63,545)       14,631        40,966

 Loss from Discontinued Operation                                      (94,252)     (184,845)
 Gain on Disposal of Discontinued Assets                               409,418

                                                      ----------   -----------   -----------
PROFIT (LOSS) FOR THE PERIOD - BEFORE INCOME TAXES       (63,545)      329,797      (143,879)

PROVISION FOR INCOME TAXES (RECOVERABLE)                   6,533        28,231        (9,441)

                                                      ----------   -----------   -----------
NET PROFIT (LOSS) FOR THE PERIOD                         (70,078)      301,566      (134,438)

RETAINED EARNINGS (DEFICIT) - BEGINNING OF PERIOD        167,128      (134,438)            0

                                                      ----------   -----------   -----------
RETAINED EARNINGS (DEFICIT) - END OF PERIOD               97,050       167,128      (134,438)
                                                      ==========   ===========   ===========

FINANCIAL OVERVIEW
 Common Shares Outstanding                               969,714       692,572       369,058
 Weighted Average Shares Outstanding                     738,129       501,335       157,531
 EPS - From Continuing Operations                          (0.09)         0.03          0.24
 EPS - After Discontinued Operations                       (0.09)         0.60         (0.85)

                       INTERUNION FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEET
                           AS AT SEPTEMBER 30, 1996
                         (Expressed in U.S. Dollars)

                                                                                 Audited       Revised
                                                                  6 mos ended  12 mos ended  12 mos ended
                                                                    Sept-96       Mar-96        Mar-95
CURRENT ASSETS
  Cash                                                                599,162       722,795      490,681
  Due from brokers and dealers                                      3,629,834     1,168,190      172,944
  Client deposits                                                   2,865,584     2,093,966   21,147,890
  Marketable securities                                               292,014     2,625,585   15,682,071
  Accounts receivable                                               1,076,333       208,727       55,262
  Income tax receivable                                                20,506         1,597       15,866
  Sundry assets and prepaid expenses                                  127,384        75,906       31,615

                                                                  -----------  ------------  -----------
                                                                    8,610,817     6,896,766   37,596,329
                                                                  -----------  ------------  -----------

CAPITAL ASSETS                                                        882,827       948,892      933,380
DEFERRED CHARGES                                                      380,581       184,944      234,574
GOODWILL AND NON-CURRENT ASSETS                                     1,057,870     1,086,461    1,143,982
LONG TERM INVESTMENTS                                                 913,834       913,834      900,361
OTHER ASSETS                                                                                     240,693
START-UP COSTS                                                        394,923       438,803

                                                                  -----------  ------------  -----------
                                                                    3,630,036     3,572,934    3,452,990
                                                                  -----------  ------------  -----------
                                                                  -----------  ------------  -----------
                                                                   12,240,853    10,469,700   41,049,319
                                                                  ===========  ============  ===========
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                          1,079,819       675,623      283,459
  Due to brokers and dealers                                                      2,499,665   30,168,593
  Due to clients                                                    6,388,090     3,035,310    6,368,681

                                                                  -----------  ------------  -----------
                                                                    7,467,909     6,210,598   36,820,733
                                                                  -----------  ------------  -----------
  Other liabilities                                                                              499,377
  Due to related parties                                                            119,462      100,873

                                                                  -----------  ------------  -----------
                                                                            0       119,462      600,250
                                                                  -----------  ------------  -----------
SHAREHOLDERS EQUITY
  Capital Stock and additional paid-in capital                      4,675,894     3,972,512    3,762,774
  Retained Earnings (Deficit)                                          97,050       167,128     (134,438)

                                                                  -----------  ------------  -----------
                                                                    4,772,944     4,139,640    3,628,336
                                                                  -----------  ------------  -----------
                                                                  -----------  ------------  -----------
                                                                   12,240,853    10,469,700   41,049,319
                                                                  ===========  ============  ===========

                       INTERUNION FINANCIAL CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                 FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996
                         (Expressed in U.S. Dollars)

                                                                                               Audited       Revised
                                                                                6 mos ended  12 mos ended  12 mos ended
                                                                                  Sept-96       Mar-96        Mar-95
OPERATING ACTIVITIES
   Net Income (Loss)                                                               (70,078)      301,566      (134,438)
   Amortization                                                                    164,353       218,084        24,272
   Gain on disposition of discontinued operations                                               (409,418)

                                                                                ----------   -----------   -----------
                                                                                    94,275       110,232      (110,166)
   Increase (decrease) in due to brokers and dealers, net                       (4,961,309)  (28,664,174)   29,995,649
   Increase (decrease) in due to clients                                         2,581,162    15,720,553   (14,779,209)
   Increase (decrease) in marketable securities                                  2,333,571    13,056,486   (15,682,071)
   Increase (decrease) in accounts receivable & sundry assets                     (937,993)     (183,488)     (102,741)
   Decrease (increase) in accounts payable and accrued                             404,196       392,164       283,460
   liabilities
                                                                                ----------   -----------   -----------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                      (486,098)      431,774      (395,078)
                                                                                ----------   -----------   -----------
FINANCING ACTIVITIES
   Capital stock and additional paid-in capital issued                             703,382       555,000     3,762,774
   Increase (decrease) in due to related parties                                  (119,462)       18,588       100,872

                                                                                ----------   -----------   -----------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                       583,920       573,588     3,863,646
                                                                                ----------   -----------   -----------
INVESTING ACTIVITIES
   Acquisition Costs                                                              (148,503)
   Capital assets                                                                   (2,405)     (132,534)     (957,653)
   Deferred & Reorganization Costs                                                 (70,547)      (61,634)     (234,573)
   Discontinued operations                                                                      (126,804)      258,684
   Goodwill                                                                                                 (1,143,982)
   Investment in subsidiaries                                                                                 (507,457)
   Long term investments                                                                         (13,473)     (900,360)
   Start-up costs                                                                               (438,803)

                                                                                ----------   -----------   -----------
CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                      (221,455)     (773,249)   (3,485,341)
                                                                                ----------   -----------   -----------
INCREASE (DECREASE) IN CASH                                                       (123,633)      232,113       (16,775)
CASH - BEGINNING OF YEAR                                                           722,795       490,681
CASH ACQUIRED ON ACQUISITION OF SUBSIDIARIES                                                                   507,456

                                                                                ----------   -----------   -----------
CASH - END OF YEAR                                                                 599,162       722,795       490,681
                                                                                ==========   ===========   ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

During the second quarter of fiscal 1997 (three months ending September 30,1996), InterUnion reported consolidated revenues of US$1.2 million.

InterUnion's revenue growth (figures in 000's):

                         FY 97Q2     FY 97Q1     FY 1996     FY 1995
                         -------     -------     -------     -------
    Commission Income        936       1,364       4,500       3,871
    Sales                    194         516
    Fee Revenue               87         230       1,365          57

      Total                1,217       2,110       5,865       4,028

Financial overview of InterUnion's financial statements:

                                                            FY 97 Q2            FY 1996         FY 1995
                                                            --------            -------         -------
     Common Shares Issued                                    969,714             692,572        369,058
     EPS - operations                                          -0.09               0.027          0.243
     EPS - After discontinued operations                       -0.09               0.602         -0.853

     Working Capital                                       1,143,908             686,186        775,593
     Cash Flow - operations                                   94,275             204,486         74,678
     Cash Flow. - After discontinued operations               94,275             110,233       -110,167

     Shareholders Equity                                   4,772,944           4,139,640      3,628,774
     Book Value per Share                                       4.92                5.98           9.83

The reduction in the second quarter revenues is due to the following factors:
   - Credifinance Securities Limited: most of the sales and research staff effort was directed towards corporate finance activities which allowed the completion of two transactions (efforts continue to hire, traders/salespeople).
   - Reeve, Mackay & Associates Limited: as previously stated in the
     10-QSB MDA, there are two high seasons in the auction business: fall (November & December) and late spring (May/June). Reeve, Mackay incurred a great portion of the expenses related to important sales in the off season months: moving and storage of goods, marketing of consignments and cataloging.

Net loss for the six months ended September 30, 1996 was $70,078 on a weighted average of 738,129 common shares for the period. Therefore, the loss per share for the period is 0.09. Consolidated cash flow for the period was $94,275.

The company's book value per share at the end of the second quarter is $4.92 versus $5.98 six months earlier. The reduction is primarily due to the issuing of 277,142 new common stock for net proceeds of $703,382.

As reported in our 10-QSB for the first quarter, InterUnion has raised $759,710 and received commitment for an additional $1.5 million but the Company would rather finalize the Placement at the same time that it announces an acquisition or it receives its NASDAQ listing.

The Company continues to explore opportunities for the acquisition of operating companies that will provide additional liquidity and cash flow. The Company anticipates that such acquisitions would be financed by the use of the cash generated by the above mentioned financing as well as the issuance of common stock from treasury. Management of the Company would like to add that a number of opportunities have presented themselves, however, none have been consummated as the parameters originally set out were not met.

The Company feels that the financial statements for the periods ending September 30,1996, March 31,1996 and March 31,1995 accurately reflect the operations of the Company and its subsidiaries. In fact, the Company has taken every reasonable step to insure that its financial statements do not represent a distorted picture to anyone having a business reason to review such statements.

There are no material events and uncertainties known to the management of the Company that would cause the reported financial information to be other than indicative of future operating results or of future financial conditions.


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

None.


ITEM 5 - OTHER INFORMATION

None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

None.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        InterUnion Financial Corporation
                                        --------------------------------
                                                  (Registrant)


                                        /s/ Georges Benarroch

Date   November 13, 1996                Georges Benarroch, Director
       -----------------                --------------------------------
                                                  (Signature)*



                                        /s/ Ann Glover

Date   November 13, 1996                Ann Glover, Director
       -----------------                --------------------------------
                                                  (Signature)*


*Print the name and title of each signing officer under his signature.