Form 10QSB/A
period 1996-09-30
INTERUNION FINANCIAL CORP
filed 1997-02-14
CIK 924805

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended    September 30,1996
                                                   ------------------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                    For the transition period from _____________ to ____________ Commission file number _____________________________________


                        INTERUNION FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)


Delaware                                             87-0520294
--------                                             ----------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                        Identification No.)



249 Royal Palm Way, Suite 301 H, Palm Beach, Fl      33480
-----------------------------------------------      -----
(Address of principal executive offices)             (Zip Code)


(561) 820 - 0084
----------------
(Issuer's telephone number)


------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  X  No
                                                                 ---    ---


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.    Yes    No
                                                    ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares - 969,714 as of December 31,1996.

Transitional Small Business Disclosure Format (Check One)  Yes    No  X
                                                              ---    ---

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        INTERUNION FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996
                           (Expressed in U.S. Dollars)

                                                     6 mos ended   6 mos ended   12 mos ended   12 mos ended
                                                       Sept-96       Sept-95        Mar-96          Mar-95
REVENUES
  Commissions, trading & investment income .......    2,300,357     2,156,556     4,500,899     3,971,161
  Sales ..........................................      709,726
  Fee Revenue ....................................      317,308       456,524     1,364,297        56,907
                                                     ----------    ----------    ----------    ----------
                                                      3,327,390     2,613,080     5,865,196     4,028,068
                                                     ----------    ----------    ----------    ----------
EXPENSES
  Cost of Goods Sold .............................      709,726
  Selling, Marketing & Research ..................    1,697,964     2,056,179     4,207,289     2,868,886
  Salaries & Benefits ............................      514,436       315,976       759,361       291,687
  General & Administration .......................      318,206       290,310       710,939       796,674
  Other Expenses .................................       (1,108)        1,083        13,132
  Foreign Exchange Loss (Gain) ...................            5       (22,780)      (20,902)         (247)
  Interest & Bank Charges Expense (Income) .......      (12,647)      (20,274)      (37,337)        5,830
  Amortization & Depreciation ....................      164,353       107,686       218,083        24,272
                                                     ----------    ----------    ----------    ----------
                                                      3,390,935     2,648,180     5,850,565     3,987,102
                                                     ----------    ----------    ----------    ----------
PROFIT (LOSS) FROM CONTINUING OPERATIONS .........      (63,545)      (35,100)       14,631        40,966
  Loss from Discontinued Operation ...............                    (94,252)      (94,252)     (184,845)
  Gain on Disposal of Discontinued Assets ........                    409,418       409,418
                                                     ----------    ----------    ----------    ----------
PROFIT (LOSS) FOR THE PERIOD - BEFORE INCOME TAXES      (63,545)      280,066       329,797      (143,879)
PROVISION FOR INCOME TAXES (RECOVERABLE) .........        6,533         5,909        28,231         9,441

                                                     ----------    ----------    ----------    ----------
NET PROFIT (LOSS) FOR THE PERIOD .................      (70,078)      274,157       301,566      (134,438)

RETAINED EARNINGS (DEFICIT) - BEGINNING OF PERIOD       167,128      (134,438)     (134,438)            0

                                                     ==========    ==========    ==========    ==========
RETAINED EARNINGS (DEFICIT) - END OF PERIOD ......       97,050       139,719       167,128      (134,438)
                                                     ==========    ==========    ==========    ==========


FINANCIAL OVERVIEW
  Common Shares Outstanding ......................      969,714       531,558       692,572       369,058
  Weighted Average Shares Outstanding ............      738,129       482,140       501,335       157,531
  EPS - From Continuing Operations ...............        (0.09)        (0.07)         0.03          0.24
  EPS - After Discontinued Operations ............        (0.09)         0.57          0.60         (0.85)



See Accompanying Notes

                        INTERUNION FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                            AS AT SEPTEMBER 30, 1996
                           (Expressed in U.S. Dollars)

                                                 6 mos ended    6 mos ended  12 mos ended  12 mos ended
                                                   Sept-96        Sept-95       Mar-96        Mar-95

CURRENT ASSETS
  Cash .......................................       599,162       294,528       722,795       490,681
  Due from brokers and dealers ...............     3,629,834       568,355     1,168,190       172,944
  Client deposits ............................     2,865,584    10,036,091     2,093,966    21,147,890
  Marketable securities ......................       292,014       161,069     2,625,585    15,682,071
  Accounts receivable ........................     1,076,333       241,039       208,727        55,262
  Income tax receivable ......................        20,506        22,941         1,597        15,866
  Sundry assets and prepaid expenses .........       127,385        57,261        75,906        31,615
                                                 -----------   -----------   -----------   -----------
                                                   8,610,818    11,381,283     6,896,766    37,596,329
                                                 -----------   -----------   -----------   -----------

CAPITAL ASSETS ...............................       882,827       984,869       948,892       933,380
START-UP COSTS ...............................       394,923       241,914       438,803
LONG TERM INVESTMENTS ........................       913,834       927,913       913,834       900,361
DEFERRED CHARGES .............................       380,581       190,120       184,944       234,574
GOODWILL .....................................     1,057,870     1,115,052     1,086,461     1,143,982
DISCONTINUED ASSETS ..........................                                                 240,693
                                                 -----------   -----------   -----------   -----------
                                                   3,630,035     3,459,868     3,572,934     3,452,990
                                                 -----------   -----------   -----------   -----------

                                                 ===========   ===========   ===========   ===========
                                                  12,240,853    14,841,151    10,469,700    41,039,319
                                                 ===========   ===========   ===========   ===========
CURRENT LIABILITIES
  Accounts payable and accrued liabilities ...     1,079,819       487,471       675,623       283,459
  Due to brokers and dealers .................                     353,503     2,499,665    30,168,593
  Due to clients .............................     6,388,090    10,006,099     3,035,310     6,368,681
                                                 -----------   -----------   -----------   -----------
                                                   7,467,909    10,847,073     6,210,598    36,820,733
                                                 -----------   -----------   -----------   -----------

DUE TO RELATED PARTIES .......................                     168,094       119,462       100,873
DISCONTINUED LIABILITIES .....................                                                 499,377
                                                 -----------   -----------   -----------   -----------
                                                           0       168,094       119,462       600,250
                                                 -----------   -----------   -----------   -----------
SHAREHOLDERS EQUITY
  Capital Stock and additional paid-in capital     4,675,894     3,686,265     3,972,512     3,762,774
  Retained Earnings (Deficit) ................        97,050       137,719       167,128      (134,438)
                                                 -----------   -----------   -----------   -----------
                                                   4,772,944     3,825,984     4,139,640     3,628,336
                                                 -----------   -----------   -----------   -----------

                                                 ===========   ===========   ===========   ===========
                                                  12,240,853    14,841,151    10,469,700    41,039,319
                                                 ===========   ===========   ===========   ===========



See Accompanying Notes

                        INTERUNION FINANCIAL CORPORATION
             CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996
                           (Expressed in U.S. Dollars)

                                                      6 mos           6 mos          12 mos        12 mos
                                                      ended           ended          ended         ended
                                                      Sept-96         Sept-95        Mar-96        Mar-95
OPERATING ACTIVITIES
  Net Income (Loss) ............................       (70,078)       274,157        301,566       (134,438)
  Amortization .................................       164,353        107,686        218,083         24,272
  Gain on disposition of discontinued operations                     (409,418)      (409,418)
                                                   -----------    -----------    -----------    -----------
                                                        94,275        (27,575)       110,231       (110,166)
  Increase (decrease) in due to brokers and ....    (4,961,309)   (30,210,501)   (28,664,174)    29,995,649
  dealers, net
  Increase (decrease) in due to clients ........     2,581,162     14,749,217     15,720,553    (14,779,209)
  Increase (decrease) in marketable securities .     2,333,571     15,521,002     13,056,486    (15,682,071)
  Increase (decrease) in accounts receivable & .      (937,993)      (218,497)      (183,487)      (102,741)
  sundry assets
  Decrease (increase) in accounts payable and ..       404,196        204,012        392,164        283,460
  accrued liabilities
                                                   -----------    -----------    -----------    -----------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES
                                                      (486,098)       (17,658)       431,774       (395,078)
                                                   -----------    -----------    -----------    -----------

FINANCING ACTIVITIES
  Capital stock and additional paid-in capital .       703,382        325,000        555,000      3,762,774
  issued
  Increase (decrease) in due to related parties       (119,462)       (67,221)        18,589        100,872
                                                   -----------    -----------    -----------    -----------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES ...       583,920        392,221        573,589      3,863,646
                                                   -----------    -----------    -----------    -----------

INVESTING ACTIVITIES
  Capital assets ...............................        (2,405)       (57,914)      (132,533)      (957,654)
  Start-up costs ...............................                     (241,914)      (438,803)
  Long term investments ........................                      (27,552)       (13,472)      (900,361)
  Deferred & Reorganization Costs ..............       (70,547)       (20,546)       (61,632)      (234,574)
  Goodwill .....................................                                                 (1,143,982)
  Investment in subsidiaries ...................                                                   (507,456)
  Acquisition Costs ............................                                                   (148,503)
  Discontinued operations ......................                     (258,684)      (126,809)       258,684
                                                   -----------    -----------    -----------    -----------
CASH PROVIDED (USED) IN INVESTING ACTIVITIES ...      (221,455)      (606,032)      (773,249)    (3,485,343)
                                                   -----------    -----------    -----------    -----------

INCREASE (DECREASE) IN CASH ....................      (123,633)      (196,153)       232,114        (16,775)
CASH - BEGINNING OF YEAR .......................       722,795        490,681        490,681
CASH ACQUIRED ON ACQUISITION OF SUBSIDIARIES ...                                                    507,456
                                                   -----------    -----------    -----------    -----------
CASH - END OF YEAR .............................       599,162        294,528        722,795        490,681
                                                   ===========    ===========    ===========    ===========


See Accompanying Notes

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Interim information is unaudited; however, in the opinion of the Company's management, all adjustments necessary for a fair statement of interim results have been included in accordance with Generally Accepted Accounting Principles in Canada. All adjustments are of a normal recurring nature unless specified in a separate note included in these Notes to Consolidated Financial Statements. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended March 31, 1996, included in its on Form 10-SB/A for the year ended March 31,1996 (the "1996 Form 10-SB/A") and available from the Company. As of March 31,1997, the Company will report solely under US GAAP.

2. In the second quarter of 1997, the Company issued 277,142 common shares for gross proceeds to the Company of US$759,710. The Company incurred approximately US$56,328 in costs associated with the issuance of these common shares:
these costs are accounted for as a deduction from the gross proceeds.

3. Earnings per share is computed using the weighted average number of common shares outstanding during the period. Loss per share is computed using the weighted average number of common shares outstanding during the period.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

During the second quarter of fiscal 1997 (three months ending September 30,1996), InterUnion reported consolidated revenues of US$1.2 million.

Selected financial data from InterUnion's financial statements is (figures in 000's except per share data):

                                                          3 mos ended     3 mos ended      6 mos ended     6 mos ended
                                                            Sept-96         Sept-95          Sept-96         Sept-95

            Commission                                              936             763           2,300           2,157
            Sales                                                   194                             710
            Fee Revenue                                              87             697             317             456
                                                         --------------- ---------------  --------------  --------------
            Total                                                 1,217           1,460           3,327           2,613
                                                         --------------- ---------------  --------------  --------------

            E.P.S. - Continuing Operations                       (0.10)          (0.20)          (0.09)          (0.07)
            E.P.S. - Discontinuing Operations                    (0.10)            0.61          (0.09)            0.57

                                                              3 mos ended     3 mos ended      3 mos ended     3 mos ended
                                                                Sept-96          Jun-96          Mar-96          Dec-95

            Working Capital                                       1,143             653             686             419
            Shareholders' Equity                                  4,773           4,146           4,140           3,782

The sales component under Revenues represents the revenues that the Company's auction subsidiary generates net of commissions and buyers premium. This amount is offset by the Cost of Goods Sold item under Expenses. Had the revenue component been excluded, total revenues would have been the same as a year earlier at $2.6 million for the six months and down 30% for the three months ending September 1996.

The reduction in the second quarter revenues versus the first is due to the following:

       - Credifinance Securities Limited: most of the sales and research staff effort was directed towards corporate finance activities which allowed the completion of two transactions (efforts continue to hire traders/salespeople).

       - Reeve, Mackay & Associates Limited: as previously stated in the 10-QSB MDA, there are two high seasons in the auction business: fall (November & December) and late spring (May/June). Reeve, Mackay incurred a great portion of the expenses related to important sales in the off season months: moving and storage of goods, marketing of consignments and cataloging.

Net loss for the six months ended September 30, 1996 was $70,078 on a weighted average of 738,129 common shares for the period. Therefore, the loss per share for the period is $0.09. Consolidated cash flow for the period was $94,275. In the corresponding period a year earlier net income was $280,066 for E.P.S of $0.57 on a weighted average number of common shares outstanding of 482,140. The figure for the six months ending September 1995 includes a profit from discontinued operations of $315,166 or $0.64 per share. Therefore, from operations, the Company had a net loss of $41,009 or $0.07 per share.

Operating losses increased marginally due to increased non cash expenses. Differences in cash related expenditures offset each other. Selling, Marketing & Research were down as more revenues are being generated from new financing than from agency commission. Administration, General Expenditures and Salaries are up in comparison to a year earlier as the Company is no longer capitalizing the start-up of the new auction business. In the previous fiscal year, the Company capitalized $438,803 in start-up costs under Canadian GAAP. This amount is to be charged to earnings over five years, under US GAAP this amount has already been charged to earnings.

The increase in the cost of business results, in part, from the labor costs associated with the auction business which is a fixed cost, unlike the other subsidiaries in which labor costs are variable expenditure.

The Company's book value per share at the end of the second quarter is $4.92 versus $5.98 six months earlier and $7.20 at September 30, 1995. The reduction is primarily due to the issuance of 277,142 new common stock for net proceeds of $703,382 during the second quarter of the current fiscal year.

As reported in our 10-QSB for the first quarter, InterUnion has raised $759,710 and received commitment for an additional $1.5 million but the Company would rather finalize the Placement at the same time that it announces an acquisition or it receives its NASDAQ listing.

The Company continues to explore opportunities for the acquisition of operating companies that will provide additional liquidity and cash flow. The Company anticipates that such acquisitions would be financed by the use of the cash generated by the above mentioned financing as well as the issuance of common stock from treasury. Management of the Company advises that, while a number of oppotunities have been explored, none have been consummated as the Company's parameters were not satisfied.

Concluding Remarks

There are no other known trends, events or uncertainties that may have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity which has not been discussed above.

In addition, there are no significant income or losses that have arisen from the Company's continuing operations that has not been analyzed or discussed above, nor has there been any material change in any line item that is presented on the financial statements which has also not been discussed above.

Certain Risk Factors Which May Impact Future Operations

The Company and its subsidiaries operate in a rapidly changing environment that involves a number of factors, some of which are beyond management's control, such as financial market trend and investors appetite for new financings.

Forward-looking statements included in Management's Analysis and Discussion reflect management's best judgment based on known factors and involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Forward-looking information is provided by InterUnion pursuant to the safe harbor established by recent securities legislation and should be evaluated in the context of these factors.

In the opinion of management the financial statements for the periods ending September 30,1996 accurately reflect the operations of the Company and its subsidiaries. The Company has taken every reasonable step to ensure that its quarterly financial statements do not represent a distorted picture to anyone having a business reason to review such statements and who has also reviewed its previous audited annual financial statements dated January 28, 1997.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceeding, nor is its property the subject of a pending legal proceeding for which the claims, exclusive of interest and costs, exceed 10% of the current assets of the Company on a consolidated basis with the exception of the following.

As reported in our Form 10-SB, a Statement of Claim was filed in Ontario Court (General Division) on May 31,1996 against Credifinance Securities Limited, InterUnion Financial Corporation, Georges Benarroch and Ann Glover by Mr. John Illidge, a former President and Chief Operating Officer of Credifinance Securities Limited and Director of the Company. The plaintiff is seeking in excess of $1.8 million. In the opinion of management and its legal advisors, the likelihood that this law suit will adversely affect the Company is negligible

There has not been any change in the status of this claim.


ITEM 2 - CHANGES IN SECURITIES

None.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in the payment of principal or interest with respect to any senior indebtedness of InterUnion Financial Corporation.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5 - OTHER INFORMATION

None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27........Financial Data Schedule (for S.E.C. use only).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           InterUnion Financial Corporation
                                           ------------------------------------
                                                      (Registrant)

Date    February 10, 1997                  /s/  Georges Benarroch, Director
       --------------------                ------------------------------------
                                                      (Signature)*

Date    February 10, 1997                  /s/  Ann Glover, Director
       --------------------                ------------------------------------
                                                      (Signature)*



* Print the name and title of each signing officer under his signature.