Form 10QSB
period 1996-12-31
INTERUNION FINANCIAL CORP
filed 1997-02-14
CIK 924805

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended December 31, 1996
                                                  -----------------------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                   For the transition period from               to
                                                 ---------------  -------------
                   Commission file number
                                          -------------------------------------


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


(561) 820-0084
--------------
(Issuer's telephone number)


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

Transitional Small Business Disclosure Format (Check One)    Yes   No   X
                                                                ---    ---

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        INTERUNION FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
                           (Expressed in U.S. Dollars)

                                                         9 mos ended     9 mos ended      12 mos ended    12 mos ended
                                                            Dec-96          Dec-95           Mar-96          Mar-95
   REVENUES
     Commissions, trading & investment income                3,443,639       2,919,984        4,500,899       3,971,161
     Sales                                                   1,966,380
     Fee Revenue                                               465,950       1,153,465        1,356,297          56,907
                                                        --------------  --------------   --------------   -------------
                                                             5,875,969       4,073,449        5,865,196       4,028,068
                                                        --------------  --------------   --------------   -------------
   EXPENSES
     Cost of Goods Sold                                      1,966,380
     Selling, Marketing & Research                           2,633,920       3,113,672        4,207,289       2,868,886
     Salaries & Benefits                                       854,074         511,131          759,361         291,687
     General & Administration                                  525,580         471,474          702,938         796,674
     Other Expenses                                             (1,990)           (320)          13,132
     Foreign Exchange Loss (Gain)                               10,689         (19,892)         (20,902)           (247)
     Interest & Bank Charges Expense (Income)                  (17,956)        (30,620)         (37,337)          5,830
     Amortization & Depreciation                               246,844         163,301          218,084          24,272
                                                        --------------  --------------   --------------   -------------
                                                             6,217,539       4,208,746        5,850,565       3,987,102
                                                        --------------  --------------   --------------   -------------
   PROFIT (LOSS) FROM CONTINUING OPERATIONS                   (341,570)       (135,297)          14,631          40,966
     Loss from Discontinued Operation                                          (94,252)         (94,252)       (184,845)
     Gain on Disposal of Discontinued Assets                                   409,418          409,418
                                                        --------------  --------------   --------------   -------------
   PROFIT (LOSS) FOR THE PERIOD - BEFORE INCOME TAXES         (341,570)        179,869          329,797        (143,879)
   PROVISION FOR INCOME TAXES (RECOVERABLE)                      5,111           8,236           28,231           9,441
                                                        --------------  --------------   --------------   -------------
   NET PROFIT (LOSS) FOR THE PERIOD                           (346,681)        171,633          301,566        (134,438)

   RETAINED EARNINGS (DEFICIT) - BEGINNING OF PERIOD           167,128        (134,438)        (134,438)              0
                                                        --------------  --------------   --------------   -------------
   RETAINED EARNINGS (DEFICIT) - END OF PERIOD                (179,553)         37,195          167,128        (134,438)
                                                        ==============  ==============   ==============   =============


   FINANCIAL OVERVIEW
     Common Shares Outstanding                                 969,714         566,572          692,572         369,058
     Weighted Average Shares Outstanding                       807,984         490,866          501,335         157,531
     EPS - From Continuing Operations                            (0.43)          (0.26)            0.03            0.24
     EPS - After Discontinued Operations                         (0.43)           0.35             0.60           (0.85)

See Accompanying Notes

                        INTERUNION FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             AS AT DECEMBER 31, 1996
                           (Expressed in U.S. Dollars)

                                                         9 mos ended     9 mos ended      12 mos ended    12 mos ended
                                                            Dec-96          Dec-95           Mar-96          Mar-95

   CURRENT ASSETS
     Cash                                                      587,912         821,471          722,795         490,681
     Due from brokers and dealers                              374,455         284,791        1,168,190         172,944
     Client deposits                                           932,037       1,508,579        2,093,966      21,147,890
     Marketable securities                                     627,911         152,776        2,625,585      15,682,071
     Accounts receivable                                       588,819         390,150          208,727          55,262
     Income tax receivable                                      26,294          21,207            1,597          15,866
     Sundry assets and prepaid expenses                        114,071          41,377           75,906          31,615
                                                        --------------  --------------   --------------   -------------
                                                             3,251,499       3,220,351        6,896,766      37,596,329
                                                        --------------  --------------   --------------   -------------

   CAPITAL ASSETS                                              852,621         966,254          948,892         933,380
   START-UP COSTS                                              372,983         365,536          438,803
   LONG TERM INVESTMENTS                                     1,038,844         912,939          913,834         900,361
   DEFERRED CHARGES                                            165,342         195,789          184,944         234,574
   GOODWILL AND NON-CURRENT ASSETS                           1,043,574       1,100,756        1,086,461       1,143,982
   DISCONTINUED ASSETS                                                                                          240,693
                                                        --------------  --------------   --------------   -------------
                                                             3,473,364       3,541,274        3,572,934       3,452,990
                                                        --------------  --------------   --------------   -------------

                                                        ==============  ==============   ==============   =============
                                                             6,724,683       6,761,625       10,469,700      41,049,319
                                                        ==============  ==============   ==============   =============
   CURRENT LIABILITIES
     Due to brokers and dealers                                                133,735        2,499,665      30,168,593
     Due to clients                                            831,710       1,564,155        3,035,310       6,368,681
     Accounts payable and accrued liabilities                1,396,812       1,103,036          675,623         283,459
                                                        --------------  --------------   --------------   -------------
                                                             2,228,522       2,800,926        6,210,598      36,820,733
                                                        --------------  --------------   --------------   -------------

   DUE TO RELATED PARTIES                                                                       119,462         100,873
   DISCONTINUED LIABILITIES                                                                                     499,377
                                                        --------------  --------------   --------------   -------------
                                                                     0               0          119,462         600,250
                                                        --------------  --------------   --------------   -------------
   SHAREHOLDERS EQUITY
     Capital Stock and additional paid-in capital            4,675,894       3,744,767        3,972,512       3,762,774
     Retained Earnings (Deficit)                              (179,553)         37,195          167,128        (134,438)
                                                        --------------  --------------   --------------   -------------
                                                             4,496,341       3,781,962        4,139,640       3,628,336
                                                        --------------  --------------   --------------   -------------
                                                             6,724,863       6,761,625       10,469,700      41,049,319
                                                        ==============  ==============   ==============   =============

See Accompanying Notes

                        INTERUNION FINANCIAL CORPORATION
             CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1996
                           (Expressed in U.S. Dollars)

                                                             9 mos           9 mos           12 mos           12 mos
                                                             ended           ended            ended           ended
                                                            Dec-96           Dec-95          Mar-96           Mar-95

   OPERATING ACTIVITIES
     Net Income (Loss)                                        (346,681)         171,633         301,566         (134,438)
     Amortization                                              246,844          163,301         218,084           24,272
     Gain on disposition of discontinued operations                            (409,418)       (409,418)
                                                         -------------   --------------   -------------   --------------
                                                               (99,837)         (74,484)        110,232         (110,166)
     Increase (decrease) in due to brokers and              (1,705,930)     (30,146,705)    (28,664,174)      29,995,649
     dealers, net
     Increase (decrease) in due to clients                  (1,041,671)      14,834,785      15,720,553      (14,779,209)
     Increase (decrease) in marketable securities            1,997,674       15,529,295      13,056,486      (15,682,071)
     Increase (decrease) in accounts receivable &             (442,954)        (349,991)       (183,487)        (102,741)
     sundry assets
     Decrease (increase) in accounts payable and               721,189          819,577         392,164          283,460
     accrued liabilities
                                                         -------------   --------------   -------------   --------------
   CASH PROVIDED (USED) BY OPERATING ACTIVITIES               (571,529)         587,707         431,774         (395,078)
                                                         -------------   --------------   -------------   --------------

   FINANCING ACTIVITIES
     Capital stock and additional paid-in capital              703,382          395,000         555,000        3,762,774
     issued
     Increase (decrease) in due to related parties            (119,462)          77,864          18,589          100,872
                                                         -------------   --------------   -------------   --------------
   CASH PROVIDED (USED) BY FINANCING ACTIVITIES                583,920          472,864         573,589        3,863,646
                                                         -------------   --------------   -------------   --------------

   INVESTING ACTIVITIES
     Capital assets                                             (5,288)        (131,768)       (132,533)        (957,653)
     Start-up costs                                                            (365,536)       (438,803)
     Long term investments                                                      (12,578)        (13,472)        (900,361)
     Deferred & Reorganization Costs                           (16,976)          14,015         (61,632)        (234,574)
     Goodwill                                                                                                 (1,143,982)
     Investment in subsidiaries                               (125,010)                                         (507,456)
     Acquisition Costs
     Discontinued operations                                                   (258,684)       (126,809)         258,684
                                                         -------------   --------------   -------------   --------------
   CASH PROVIDED (USED) IN INVESTING ACTIVITIES               (147,274)        (754,551)       (773,249)      (3,485,343)
                                                         -------------   --------------   -------------   --------------

   INCREASE (DECREASE) IN CASH                                (134,883)         330,790         232,114          (16,775)
   CASH - BEGINNING OF YEAR                                    722,795          490,681         490,681
   CASH ACQUIRED ON ACQUISITION OF SUBSIDIARIES                                                                  507,456
                                                         -------------   --------------   -------------   --------------
   CASH - END OF YEAR                                          587,912          821,471         722,795          490,681
                                                         =============   ==============   =============   ==============

                                  Page 4 of 9

See Accompanying Notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Interim information is unaudited; however, in the opinion of the Company's management, all adjustments necessary for a fair statement of interim results have been included in accordance with Generally Accepted Accounting Principles in Canada. All adjustments are of a normal recurring nature unless specified in a separate note included in these Notes to Consolidated Financial Statements. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended March 31, 1996, included in its on Form 10-SB/A for the year ended March 31,1996 (the "1996 Form 10-SB/A"). As of March 31,1997, the Company will report solely under US GAAP.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

During the third quarter of fiscal 1997, InterUnion reported consolidated revenue of US$2.5 million. Revenue, net of cost of goods sold by Reeve, Mackay, the auction subsidiary, has increased 26.3% to 1,291,925. The increase is due to the high season in the auction business, otherwise revenue would have been unchanged, as Reeve, Mackay is the Company's only subsidiary that has seasonal swings in revenues.

InterUnion's revenue growth and financial overview (figures in 000's except per share data):

                                           3 mo ended        3 mo ended       9 mo ended        9 mo ended
                                              Dec-96            Dec-95           Dec-96            Dec-95
          Commission Income                     1,144               763            3,444             2,920
          Sales                                 1,256                              1,966
          Fee Revenue                             149               697              466             1,153
          Total Revenues                        2,549             1,460            5,876             4,073
          Cost of Goods Sold                    1,256                              1,966
          Net Revenues (i)                      1,293             1,460            3,910             4,073
          Net Profit (Loss)                      (278)             (100)            (347)              172
          EPS - Operations                      (0.34)            (0.21)            0.43             (0.26)
          EPS                                   (0.34)            (0.21)            0.43              0.35
          Common Share, #                     969,714           566,572          969,714           566,572
          Working Capital                       1,023               419            1,023               419
          Cash Flow                              (194)              (72)            (100)              (74)
          Shareholders' Equity                  4,496             3,782            4,140             3,782
          Book Value Per Share                   4.64              6.68             4.64              6.68

         (i) This amount is equal to Total Revenues under U.S. GAAP. In fiscal year 1996, Total Revenues, under U.S. GAAP would have been US$6,169,578.

The additional revenues from Reeve, Mackay & Associates Ltd. operations were offset by higher than anticipated expenditures related to the fall auctions as salaries increased 74% quarter over quarter. For the nine months ending December 31,1996, Reeve, Mackay lost in excess of US$300,000 before any tax loss benefits are recorded. The Company's other subsidiaries have performed within the anticipated budget during the first nine months of the current fiscal year and provided a combined net income of US$40,400. Management does not expect any major variance during the fourth quarter.

The positive variance regarding the Selling, Marketing and Research of $479,752 or 15.4% is primarily due to the revenues that are being produced by new financing rather than agency trading as the payouts carry different weights.

Acquisition costs and deferred charges, some of which were previously capitalized, have been charged to operating income in the third quarter. The charges are in excess of US$200,000. These expenditures have all taken place in the second and third quarter of the current fiscal year under the Company's Acquisition program. Exclusive of these costs and Reeve, Mackay's loss, the Company would have had a nine-month pre-tax operating profit of US$160,000.

Net loss for the nine months ending December 31,1996 was US$346,680 (US$276,602 for the quarter) versus a profit of $171,633 a year earlier (third quarter of fiscal 96 had a loss US$100,197).

Liquidity

In order to meet its growth plans, the Company issued a Confidential Private Offering Memorandum under Regulation "S" dated September 1, 1996. This Offering Memorandum offered for sale a maximum of 250,000 units of the Company at a price of $5.00 per unit. Each unit consists of one share common voting stock and one warrant to purchase one share of common voting stock at $6.00 per share, with an expiration date on the warrant of September 15, 1997. The total offering seeks to raise $2,000,000, with anticipated net proceeds after commissions and offering costs to be $1,775,000.

InterUnion has raised $759,710 of the $2,000,000 during the second quarter and has a commitment for the balance of the offering. Net proceeds to the Company todate is $703,382. The Company has not raised any additional funds in the third quarter and does not plan to raise any in the fourth quarter unless required to do so in order to complete an acquisition.

Credifinance Securities Limited

During the first fiscal quarter of 1997, a number of institutional salespeople left the Company to join a firm newly created by Credifinance's previous President. Throught the second quarter and part of the third the Company continued the restructuring of Credifinance Securities Limited's institutional sales desk and has taken advantage of market conditions to focus more actively on underwriting activities in sectors in which Credifinance has expertise:
Biotechnology, Communication, High Technology, Mining and Oil and Gas; and additionally as agents for insitutional investors.

The broker/dealer has taken advantage of its capacity to complete financings in its niche business but has been affected by the general lack of daily institutional trading activity. This lack of trading activity is a phenomenon affecting all small and medium broker/dealers which restrict themselves to agency business as opposed to taking principal trading risks. In fact, the departure of a number of institutional salespeople has benefited Credifinance Securities Limited since it has enabled Management to restrategize within the context of the market and ensure that a larger percentage of the revenue is retained by the firm. Management has been positioning the broker/dealer in a mode which would enable the firm to operate at least at breakeven in the case of slower market conditions.

Guardian Timing Services Inc. and Bearhill Limited

The Company's money management operations continue to perform as anticipated. The Company would like to add that the carrying value of the ITM software need not be adjusted as per FASB 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of". This is due to the fact that the carrying value is substantiated by the management fees which Guardian Timing Services receive, these fees would not be earned if it did not have the use of the ITM software.

Reeve, Mackay & Associates Ltd.

Reeve, Mackay has been in operation for approximately 18 months and InterUnion did not expect its operation to be profitable prior to its third year. Since inception, Reeve, Mackay has posted a loss of approximately US$750,000, of which US$438,000 was during the first year of operation. For the nine months ending December 31,1996, Reeve, Mackay lost over US$300,000 versus an anticipated loss of approximately US$145,000. During that period, Reeve, Mackay has broken even in three separate months.

Sales of goods have been according to schedule, however, the costs' components have not. Reeve, Mackay was adversely affected due to negotiated commissions on two major collections. The cost of reducing the commission charged to the consignors was required in order to be awarded the mandate. The success of the auctions that presented these collections to the public was instrumental to Reeve, Mackay's objective to gain industry approval as a viable alternative to the competition. Additional cost over-runs were due to the larger than expected number of items in each of the fall auctions which drastically increased the cost of cataloguing and processing. In addition, marketing and advertising expenditures ran over budget.

The contining operating problem has caused the subsidiary to have a working capital deficit of over US$325,000. Reeve, Mackay has managed to date to finance this deficit by leveraging its reputation and deferring the payment on the goods sold on behalf of its consignors and delaying suppliers. To date certain consignors have requested to have their goods returned, however, Reeve, Mackay has been able to replace these consigned goods as the number of active consignors continues to grow. This is demonstrated by the fact that Reeve, Mackay has more collectors' auctions than any other competing auctioneer in Toronto.

At this point suppliers have not refused to provided services. However, should suppliers and particularly consignors as a group start to withdraw their goods, the Company's auction subsidiary's ability to operate would be in jeopardy unless the Company agrees to inject the additional cash required. Reeve, Mackay's liabilities have not been guaranteed by any other subsidiary within the group nor by InterUnion.

The auction house management team is currently investigating various strategies to reverse the current trend on the bottom line and the working capital deficit. Should no formal plan be adopted during the fourth quarter, the Company will write down the full amount that it is carrying as start-up costs in the amount of US$372,980 under Canadian GAAP. Under U.S. GAAP this amount has already been eliminated from the balance sheet, however, a taxable benefit of US$200,000 has been recorded and therefore would have to be written off.

The Company would also like to add that despite Reeve, Mackay current situation, its overall financial condition remains stable and it currently plans to support continuing operations for future growth.

Acquisition Program and New Researches Corporation

During the third quarter, the Company acquired an option to purchase 100% of the outstanding shares of New Researches Corporation. New Researches is a high technology/biotechnology venture capital firm.

InterUnion's management continues to explore opportunities for the acquisition of operating companies that will provide additional liquidity and cash flow. Such acquisitions would be financed by the issuance of common stock from treasury or, if required, by means of private placement. Although Management has investigated a number of opportunities, only the acquisition of the option on New Researches met the Company's objectives. The Company is also considering special situation acquisitions linked to bridge financing activities.

The Company is exploring various means of sharing the client base of the three main subsidiaries in order to generate revenue and increase the synergy between the operations.

Concluding Remarks

There are no other known trends, events or uncertainties that may have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity which it has not been discussed above.

In addition, there are no signficant income or losses that have arisen from the Company's continuing operations that has not been analyzed or discussed above, nor has there been any material change in any line item that is presented on the financial statements which has also not been discussed above.

Certain Risk Factors Which May Impact Future Operations

The Company and its subsidiaries operate in a rapidly changing environment that involves a number of factors, some of which are beyond management's control, such as a financial market trends and investors appetite for new financings.

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

In the opinion of management the financial statements for the periods ending December 31,1996 accurately reflect the operations of the Company and its subsidiaries. The Company has taken every reasonable step to ensure that its quarterly financial statements do not represent a distorted picture to anyone having a business reason to review such statements and who has also reviewed its previous audited annual financial statements dated January 28, 1997.

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

Exhibit 27......... Financial Data Schedule (for S.E.C. use only).


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           InterUnion Financial Corporation
                                       ------------------------------------
                                                   (Registrant)

Date  February 10, 1997                /s/  Georges Benarroch, Director
     ------------------                ------------------------------------
                                                   (Signature)*

Date  February 10, 1997                /s/  Ann Glover, Director
     ------------------                ------------------------------------
                                                   (Signature)*

* Print the name and title of each signing officer under his signature.