Form 10QSB/A
period 1996-06-30
INTERUNION FINANCIAL CORP
filed 1997-04-02
CIK 924805

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended    June 30, 1996
                                                      ------------------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                   For the transition period from _____________ to ____________

                         Commission file number _______________________________



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


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPCY
                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares - 692,572 as of June 30, 1996.

Transitional Small Business Disclosure Format (Check One)  Yes  [ ]   No  [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        INTERUNION FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                    FOR THE THREE MONTHS ENDED JUNE 30, 1996
                           (Expressed in U.S. Dollars)

                                                    3 mos ended     3 mos ended  12 mos ended  12 mos ended
                                                       Jun-96          Jun-95       Mar-96        Mar-95
                                                    -----------     -----------  ------------  ------------
REVENUES
  Commissions, trading & investment income            1,364,701     1,035,687     4,500,899     3,971,160
  Sales                                                 515,934
  Fee Revenue                                           229,908       223,359     1,356,297        56,907
                                                     ----------    ----------    ----------    ----------
                                                      2,110,543     1,259,046     5,857,196     4,028,067
                                                     ----------    ----------    ----------    ----------
EXPENSES
  Cost of Goods Sold                                    515,934
  Selling, Marketing & Research                       1,008,674       884,350     4,207,289     2,868,886
  Salaries & Benefits                                   274,331       168,351       759,361       291,687
  General & Administration                              176,294       185,132       702,938       796,673
  Other Expenses                                           (639)         --          13,132
  Foreign Exchange Loss (Gain)                              296        (4,514)      (20,902)         (247)
  Interest & Bank Charges Expense (Income)               (8,137)       (4,486)      (37,337)        5,830
  Amortization & Depreciation                            79,992        45,215       218,084        24,272
                                                     ----------    ----------    ----------    ----------
                                                      2,046,745     1,274,048     5,842,565     3,987,101
                                                     ----------    ----------    ----------    ----------

PROFIT (LOSS) FROM CONTINUING OPERATIONS                 63,798       (15,002)       14,631        40,966
  Loss from Discontinued Operation                                    (75,000)      (94,252)     (184,845)
  Gain on Disposal of Discontinued Assets                                           409,418
                                                     ----------    ----------    ----------    ----------

PROFIT (LOSS) FOR THE PERIOD - BEFORE INCOME TAXES       63,798       (90,002)      329,797      (143,879)

PROVISION FOR INCOME TAXES (RECOVERABLE)                 57,772         4,500        28,231         9,441
                                                     ----------    ----------    ----------    ----------
NET PROFIT (LOSS) FOR THE PERIOD                          6,026       (94,502)      301,566      (134,438)

RETAINED EARNINGS (DEFICIT) - BEGINNING OF PERIOD       167,128      (134,438)     (134,438)            0
                                                     ----------    ----------    ----------    ----------

RETAINED EARNINGS (DEFICIT) - END OF PERIOD             173,154      (228,940)      167,128      (134,438)
                                                     ==========    ==========    ==========    ==========


FINANCIAL OVERVIEW
  Common Shares Outstanding                             692,572       431,558       692,572       369,058
  Weighted Average Shares Outstanding                   692,572       419,400       501,335       157,531
  EPS - From Continuing Operations                         0.01         (0.05)         0.03          0.26
  EPS - After Discontinued Operations                      0.01         (0.23)         0.60         (0.85)


See Accompanying Notes

                        INTERUNION FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               AS AT JUNE 30, 1996
                           (Expressed in U.S. Dollars)

                                                  3 mos ended   3 mos ended    12 mos ended    12 mos ended
                                                     Jun-96        Jun-95         Mar-96          Mar-95
                                                  -----------   -----------    ------------    ------------
CURRENT ASSETS
  Cash                                               622,757        584,697        722,795       490,681
  Due from brokers and dealers                       911,160        500,545      1,168,190       172,944
  Client deposits                                  1,070,270      2,954,620      2,093,966    21,147,890
  Marketable securities                              194,117        249,530      2,625,585    15,682,071
  Accounts receivable                                492,324        167,828        208,727        55,262
  Income tax receivable                              (35,402)        18,587          1,597        15,866
  Sundry assets and prepaid expenses                 170,149         42,465         75,906        31,615
                                                 -----------    -----------    -----------   -----------
                                                   3,425,375      4,518,272      6,896,766    37,596,329
                                                 -----------    -----------    -----------   -----------

CAPITAL ASSETS                                       913,586        975,149        948,892       933,380
START-UP COSTS                                       418,990         94,538        438,803
LONG TERM INVESTMENTS                                913,834        900,361        913,834       900,361
DEFERRED CHARGES                                     174,367        223,574        184,944       234,574
GOODWILL AND NON-CURRENT ASSETS                    1,072,165      1,129,687      1,086,461     1,143,982
DISCONTINUED ASSETS                                                                222,933       240,693
                                                 -----------    -----------    -----------   -----------
                                                   3,492,942      3,546,242      3,572,934     3,452,990
                                                 -----------    -----------    -----------   -----------

                                                 -----------    -----------    -----------   -----------
                                                   6,918,317      8,064,514     10,469,700    41,049,319
                                                 ===========    ===========    ===========   ===========
CURRENT LIABILITIES
  Due to brokers and dealers                         429,091        495,628      2,499,665    30,168,593
  Due to clients                                   1,629,007      2,950,486      3,035,310     6,368,681
  Accounts payable and accrued liabilities           714,382        315,425        675,623       283,459
                                                 -----------    -----------    -----------   -----------
                                                   2,772,480      3,761,539      6,210,598    36,820,733
                                                 -----------    -----------    -----------   -----------

DUE TO RELATED PARTIES                                   171        100,873        119,462       100,873
DISCONTINUED LIABILITIES                                            543,268                      499,377
                                                 -----------    -----------    -----------   -----------
                                                         171        644,141        119,462       600,250
                                                 -----------    -----------    -----------   -----------
SHAREHOLDERS EQUITY
  Capital Stock and additional paid-in capital     3,972,512      3,887,774      3,972,512     3,762,774
  Retained Earnings (Deficit)                        173,154       (228,940)       167,128      (134,438)
                                                 -----------    -----------    -----------   -----------
                                                   4,145,666      3,658,834      4,139,640     3,628,336
                                                 -----------    -----------    -----------   -----------

                                                 -----------    -----------    -----------   -----------
                                                   6,918,317      8,064,514     10,469,700    41,049,319
                                                 ===========    ===========    ===========   ===========



See Accompanying Notes

                        INTERUNION FINANCIAL CORPORATION
             CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                    FOR THE THREE MONTHS ENDED JUNE 30, 1996
                           (Expressed in U.S. Dollars)

                                                    3 mos ended   3 mos ended    12 mos ended  12 mos ended
                                                       Jun-96         Jun-95        Mar-96         Mar-95
                                                    -----------   -----------    ------------  ------------
OPERATING ACTIVITIES
  Net Income (Loss)                                      6,026        (94,502)       301,566       (134,438)
  Amortization                                          79,992         45,215        218,084         24,272
  Gain on disposition of discontinued operations                                    (409,418)
                                                   -----------    -----------    -----------    -----------
                                                        86,018        (49,287)       110,232       (110,166)
  Increase (decrease) in due to brokers and
  dealers, net                                      (1,813,544)   (30,000,566)   (28,664,174)    29,995,649
  Increase (decrease) in due to clients               (382,607)    14,783,359     15,720,553    (14,779,209)
  Increase (decrease) in marketable securities       2,431,468     15,432,541     13,056,486    (15,682,071)
  Increase (decrease) in accounts receivable &
  sundry assets                                       (340,841)      (126,137)      (183,487)      (102,741)
  Decrease (increase) in accounts payable and
  accrued liabilities                                   38,759         31,966        392,164        283,460
                                                   -----------    -----------    -----------    -----------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES            19,253         71,876        431,774       (395,078)
                                                   -----------    -----------    -----------    -----------

FINANCING ACTIVITIES
  Capital stock and additional paid-in capital
  issued                                                  --          125,000        555,000      3,762,774
  Increase (decrease) in due to related parties       (119,291)          --           18,589        100,872
                                                   -----------    -----------    -----------    -----------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES          (119,291)      125,000         573,589      3,863,646
                                                   -----------    -----------    -----------    -----------

INVESTING ACTIVITIES
  Capital assets                                                      (44,369)      (132,533)      (957,653)
  Start-up costs                                                      (94,538)      (438,803)
  Long term investments                                                  --          (13,472)      (900,361)
  Deferred & Reorganization Costs                                      25,604        (61,632)      (234,574)
  Goodwill                                                                                       (1,143,982)
  Investment in subsidiaries                                                                       (507,456)
  Acquisition Costs
  Discontinued operations                                              61,651       (126,809)       258,684
                                                   -----------    -----------    -----------    -----------
CASH PROVIDED (USED) IN INVESTING ACTIVITIES
                                                          --         (102,860)      (773,249)    (3,485,343)
                                                   -----------    -----------    -----------    -----------

INCREASE (DECREASE) IN CASH                           (100,038)         9,016        232,114        (16,775)
CASH - BEGINNING OF YEAR                               722,795        490,681        490,681
CASH ACQUIRED ON ACQUISITION OF SUBSIDIARIES
                                                                                                    507,456
                                                   -----------    -----------    -----------    -----------
CASH - END OF YEAR                                     622,757        584,697        722,795        490,681
                                                   ===========    ===========    ===========    ===========





See Accompanying Notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Interim information is unaudited; however, in the opinion of the Company's management, all adjustments necessary for a fair statement of interim results have been included in accordance with Generally Accepted Accounting Principles in Canada. All adjustments are of a normal recurring nature unless specified in a separate note included in these Notes to Consolidated Financial Statements. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended March 31, 1996, included in its Form 10-SB/A for the year ended March 31, 1996 (the "1996 Form 10-SB/A"). As of March 31, 1997, the Company will report solely under US GAAP.

2. Earnings per share is computed using the weighted average number of common shares outstanding during the period. Loss per share is computed using the weighted average number of common shares outstanding during the period.

3. Reconciling Canadian GAAP to U.S. GAAP: The following is a reconciliation of Net Income under Canadian GAAP to U.S. GAAP for the 3 months ending June 30.

                                                               1996          1995
                                                               ----          ----
     Net Income  (Loss), in accordance with
          Canadian GAAP                                        6,026       (94,502)
     Start-up Costs                                           21,941       (94,537)
     Reorganization Costs                                     13,026       (29,345)
     Acquisitions                                            (18,857)      (18,857)
                                                          ----------    ----------
     Net Income (Loss), in accordance with
          U.S. GAAP                                           22,136      (237,241)
     Retained Earning, Opening                            (1,328,128)     (823,502)
                                                          ----------    ----------
     Retained Earning, Ending                             (1,305,992)   (1,060,743)
                                                          ==========    ==========



         The following is a reconciliation of Shareholders' Equity under Canadian GAAP to U.S. GAAP as at June 30.

                                                             1996           1995
                                                             ----           ----
     Shareholders' Equity, in accordance with
          Canadian GAAP                                    4,145,666     3,658,834
     Start-up Costs                                         (416,863)      (94,537)
     Reorganization Costs                                   (167,219)     (259,220)
     Long-term Investments                                  (773,834)     (773,834)
     Acquisitions                                            268,234       339,991
                                                          ----------    ----------
     Shareholders' Equity, in accordance with
          U.S. GAAP                                        3,055,984     2,871,234
                                                          ==========    ==========

         Below is a summary of the reconciliation note that can be obtained in the Company's Consolidated Financial Statements. In addition, any new information has been added.

a) Start-up Costs: The Company's policy as permissible under Canadian GAAP has been to capitalize the result of the first year of operation for the auction house. Under U.S. GAAP, these amounts are charged to earnings as incurred.

b) Reorganization Costs: The Company's policy as permissible under Canadian GAAP has been to capitalize Reorganization Costs. Under U.S. GAAP, these amounts are charged to earnings as incurred.

c) Long-term Investments: Shares of the Company held by a subsidiary have not been eliminated under Canadian GAAP as they are held for resale. Under U.S. GAAP, these shares would be eliminated in consolidation. In addition, under Canadian GAAP the sale of these shares would be treated as a capital transaction. Under U.S. GAAP, the sale of these shares will not be treated as a capital transaction.

d) Acquisitions: Under US GAAP, the Company's acquisitions of its subsidiaries are required to be accounted for either as a purchase or a pooling of interest depending on whether or not there is any beneficial change in control. U.S.

GAAP requires the value of the assets acquired to be based on the value of the consideration given under the purchase method. Whereas, under Canadian GAAP, assets acquired are valued on the basis of the fair market value of the assets at the date acquired. In the pooling of interest method where there is no effective change in beneficial ownership the assets are consolidated using their historical values and retained earnings are carried forward with no adjustments.

         This difference in GAAP in the application of the purchase method described above would have caused the Company to carry the ITM software at a greater value under US GAAP. The original carrying value under Canadian GAAP is $864,554, while under US GAAP that amount is $1,924,443, for an increase of $1,059,889. The value of the software was determined at acquisition on the basis that Bearhill Limited ("Bearhill") had no liabilities and no other asset except the ITM Software that was created in-house. Therefore, since the transaction was done at arms length, the fair market value of the ITM Software was determined to be the value of the transaction. Under both Canadian and US GAAP, this amount is being charged to earnings on a straight line basis.

         After recognizing the new value for the software and evaluating the carrying cost in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of", it was decided that no reduction in the carrying value was required. The cash flow stream that justifies the Company to maintain the current carrying value is the revenues that Guardian Timing Services receive on a continuous basis by utilizing the ITM Software. The Company did not consider the Option Agreement that was entered into in its cash flow stream.

         In accounting for the purchase of Guardian Timing Services Inc. ("Guardian") under US GAAP, Goodwill in the amount of $438,138 would have been recorded as a result in the difference in the purchase accounting described above. Under U.S. GAAP, this Goodwill must be charged to operations over a period not to exceed forty (40) years. The Company's policy is to amortize this amount over a period of twenty (20) years starting in fiscal 1996, on a straight-line basis under U.S. GAAP as it is under Canadian GAAP. No Goodwill for Guardian was recognized under Canadian GAAP as the Guardian and Bearhill purchase was treated as a single acquisition due to their common beneficial controlling shareholder. Therefore, in accordance with Canadian GAAP, all value in excess of the carrying amounts was attributed to the ITM Software.

         I & B Inc. and its subsidiaries, Credifinance Capital Inc., Credifinance Securities Limited and 95% of Rosedale Realty Limited were acquired on a tax free basis. In connection with these transactions the company incurred professional fees. It is the Company's policy, in accordance with Canadian GAAP to capitalize and to amortize them over a period of five (5) years, on a straight-line basis. Under US GAAP, these cost must be charged to operations when incurred.

         Under Canadian GAAP, Goodwill in the amount of $1,143,982 was recorded. This amount represented the Au `N Ag deficit at the time of the change in control. Under US GAAP, this amount is recorded as a reduction in Additional Paid-In Capital.

e) Shareholders Equity and Additional Paid-In Capital: The variances between Canadian GAAP and US GAAP are due to the different methods of accounting for the disposition of Rosedale Realty Corporation.

f) Income Taxes: Under Canadian GAAP the deferral method is used to account for the timing differences between accounting and taxable income. U.S GAAP (SFAS 109, "Accounting for Income Taxes"), requires the use of the liability method to account for the differences between the accounting basis and the income tax basis of assets and liabilities. Under the liability method, deferred assets and liabilities are recognized for temporary differences between the accounting basis and the taxes basis for the respective assets and liabilities based on currently enacted tax rates.

         Temporary differences, therefore, would arise from the requirements under SFAS 109 to provide for deferred income taxes on the difference between book value of assets and liabilities recorded under U.S. GAAP and their respective tax values.

         In addition, Canadian GAAP requires that the tax benefit of net operating losses available to reduce future tax liabilities only be recorded when "virtual certainty" (as defined by section 3470 of the Handbook of the Canadian Institute of Chartered Accountants) of their use to reduce taxable income in the carry-forward period exists. FSAS 109 requires that such benefits be recorded if it is more likely than not that such losses will be used to reduce future income tax liabilities in the carry forward period.

         There are no significant items that would have a difference between their carrying value based on U.S. GAAP and their respective tax values.

g) Statement of Changes In Financial Position: Canadian GAAP presentation requires a Statement of Changes in Financial Position. U.S. GAAP requires a Statement of Changes in Cash Flows. The Canadian GAAP presentation contains similar information and disclosures except as described below to that required by U.S. GAAP.

         Under U.S. GAAP, investing and financing activities of an enterprise that do not result in cash receipts or cash payments are reported in supplemental information to the Statement of Cash Flows and not in the Statement of Cash Flows.

h)       Earnings (Loss) Per Share: Under Canadian and U.S GAAP, the earnings
(loss) per share is computed on the basis of weighted average number of common shares outstanding. The effect of common shares equivalents arising from stock options was not included as they are anti-dilutive using the treasury method.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

(1)      OVERVIEW

During the first quarter of fiscal 1997 (three months ending June 30, 1996), InterUnion reported consolidated revenues of $2.11 million versus $1.26 million a year earlier.

Selected financial data from InterUnion's financial statements is (figures in 000's except per share data):

                                            3 mo ended  3 mo ended
                                              Jun-96     Jun-95
                                            ----------- ----------
     Commission Income                        1,365      1,036
     Sales                                      516
     Fee Revenue                                230        223

     Total Revenues                           2,111      1,259
     Cost of Goods Sold                         516
     Net Revenues (i)                         1,595      1,259
     Net Profit (Loss)                           64        (90)
     EPS - Operations                          0.01      (0.05)
     EPS                                       0.01      (0.23)
     Common Share, #                        692,572    431,558
     Working Capital                            653        757
     Cash Flow                                   86        (49)
     Shareholders' Equity                     4,146      3,659
     Book Value Per Share                      5.99       8.48


     (i) This amount is equal to Total Revenues under U.S. GAAP. In fiscal year 1996, Total Revenues, under U.S. GAAP would have been $6,169,578.


(2)      NET REVENUES

During the first quarter of fiscal 1997, InterUnion reported consolidated revenues of $2.1 million versus $1.3 million a year earlier. Sales by the auction house produced $516,000 in fiscal 1997 with no such income the year earlier. Commissions and fee revenues were $1.59 million versus $1.26 a year earlier for an increase of $335,563 or 26.7%. The opening of the auction house helped generate $128,000 of this variance, while the balance was due to revenues from Credifinance Securities. This increase did not continue into the second quarter, as Credifinance Securities had to replace a number of its sales personnel from its institutional desk when they left mid way through the second half of the first quarter, in order to join their previous president who started a new company.


(3)      COST OF REVENUES

Costs of revenues for the quarter increased by $230,304 or 21.9% to $1,283,005 from $1,052,701. This increase is in line with the increase for Commissions and fee revenues discussed above of 26.7%. This increase is also not expected to continue as this expenditure is a function of revenues, and therefore will decrease for same reason as the revenues will as discussed above.


(4)      NET INCOME

Net profits from operations for the three months ending June 30, 1996 was $63,798 or $0.01 per share versus a loss of $90,002 or $0.05 per share a year earlier. These figures do not include the operating loss of Rosedale's discontinued operation of $75,000. The profit attained in the first quarter is due to the fact that Credifinance Securities was able to generate a higher level of commission and fee revenue then a year earlier.

The average number of common shares outstanding for the six months ending June 30, 1996 is 692,572 versus 419,400 a year earlier. The Company issued additional shares in the form of Regulation "D" during the year in order to finance the cash flow requirements of its subsidiaries.

(5)      LIQUIDITY AND CAPITAL RESOURCES

The Company does not have any long term debt. In order to meet its growth plans and any operating cash requirement the Company's current policy is to issue additional capital stock. To date the Company has done this through the issuance of Confidential Private Placement Offerings under Regulation "D" or Regulation "S". The following are details of these private placements:

             Date             # of Shares        Amount       Type
             ----             -----------        ------       ----
          April 1994             2,500           10,000     Regulation "D"
           May 1994              5,000           20,000     Regulation "D"
           July 1994            11,250           35,000     Regulation "D"
          August 1994           43,511           87,022     Regulation "D"
         October 1994            5,000           50,000     Regulation "D"
          March 1995            75,000          300,000     Regulation "D"
           June 1995            62,500          125,000     Regulation "D"
         October 1995          100,000          200,000     Regulation "D" & "S"
          March 1996           160,000          320,000     Regulation "D"


(6)      CONCLUDING REMARKS

There are no other known trends, events or uncertainties that may have, or are reasonably likely to have, a material impact on the Company's short-term or long-term liquidity.

In addition, there is no significant income or losses that has risen from the Company's continuing operations that has not been analyzed or discussed above. Nor has there been any material change in any line item that is presented on the financial statements which has also not been discussed above.

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

At a special meeting of the shareholders held May 17, 1996 the following events took place:

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

                                            InterUnion Financial Corporation
                                           ------------------------------------
                                                       (Registrant)

Date   March 31, 1997                       /s/  Georges Benarroch, Director
     ---------------------                 ------------------------------------
                                                       (Signature)*

Date   March 31, 1997                       /s/  Ann Glover, Director
     ---------------------                 ------------------------------------
                                                        (Signature)*

*Print the name and title of each signing officer under his signature.