Form 10QSB/A
period 1996-09-30
INTERUNION FINANCIAL CORP
filed 1997-04-02
CIK 924805

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended   September 30, 1996
                                                    -----------------------

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


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares - 969,714 as of December 31, 1996.

Transitional Small Business Disclosure Format (Check One)  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        INTERUNION FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996
                           (Expressed in U.S. Dollars)


                                                      6 mos ended   6 mos ended  12 mos ended  12 mos ended
                                                        Sept-96       Sept-95       Mar-96       Mar-95
                                                      -----------   -----------  ------------ ------------
REVENUES
  Commissions, trading & investment income            2,300,357     2,156,556     4,500,899     3,971,160
  Sales                                                 709,726
  Fee Revenue                                           317,308       456,524     1,364,297        56,907
                                                     ----------    ----------    ----------    ----------
                                                      3,327,390     2,613,080     5,857,196     4,028,067
                                                     ----------    ----------    ----------    ----------
EXPENSES
  Cost of Goods Sold                                    709,726
  Selling, Marketing & Research                       1,697,964     2,056,179     4,207,289     2,868,886
  Salaries & Benefits                                   514,436       315,976       759,361       291,687
  General & Administration                              318,206       290,310       710,939       796,673
  Other Expenses                                         (1,108)        1,083        13,132
  Foreign Exchange Loss (Gain)                                5       (22,780)      (20,902)         (247)
  Interest & Bank Charges Expense (Income)              (12,647)      (20,274)      (37,337)        5,830
  Amortization & Depreciation                           164,353       107,686       218,083        24,272
                                                     ----------    ----------    ----------    ----------
                                                      3,390,935     2,648,180     5,842,565     3,987,101
                                                     ----------    ----------    ----------    ----------
PROFIT (LOSS) FROM CONTINUING OPERATIONS                (63,545)      (35,100)       14,631        40,966
  Loss from Discontinued Operation                                    (94,252)      (94,252)     (184,845)
  Gain on Disposal of Discontinued Assets                             409,418       409,418
                                                     ----------    ----------    ----------    ----------
PROFIT (LOSS) FOR THE PERIOD - BEFORE INCOME TAXES      (63,545)      280,066       329,797      (143,879)
PROVISION FOR INCOME TAXES (RECOVERABLE)                  6,533         5,909        28,231         9,441
                                                     ----------    ----------    ----------    ----------
NET PROFIT (LOSS) FOR THE PERIOD                        (70,078)      274,157       301,566      (134,438)

RETAINED EARNINGS (DEFICIT) - BEGINNING OF PERIOD       167,128      (134,438)     (134,438)            0
                                                     ----------    ----------    ----------    ----------
RETAINED EARNINGS (DEFICIT) - END OF PERIOD              97,050       139,719       167,128      (134,438)
                                                     ==========    ==========    ==========    ==========


FINANCIAL OVERVIEW
  Common Shares Outstanding                             969,714       531,558       692,572       369,058
  Weighted Average Shares Outstanding                   738,129       482,140       501,335       157,531
  EPS - From Continuing Operations                        (0.09)        (0.07)         0.03          0.26
  EPS - After Discontinued Operations                     (0.09)         0.57          0.60         (0.85)



See Accompanying Notes

                        INTERUNION FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                            AS AT SEPTEMBER 30, 1996
                           (Expressed in U.S. Dollars)


                                                  6 mos ended    6 mos ended   12 mos ended  12 mos ended
                                                    Sept-96        Sept-95        Mar-96        Mar-95
                                                  -----------    -----------   ------------  ------------
CURRENT ASSETS
  Cash                                               599,162       294,528       722,795       490,681
  Due from brokers and dealers                     3,629,834       568,355     1,168,190       172,944
  Client deposits                                  2,865,584    10,036,091     2,093,966    21,147,890
  Marketable securities                              292,014       161,069     2,625,585    15,682,071
  Accounts receivable                              1,076,333       241,039       208,727        55,262
  Income tax receivable                               20,506        22,941         1,597        15,866
  Sundry assets and prepaid expenses                 127,385        57,261        75,906        31,615
                                                 -----------   -----------   -----------   -----------
                                                   8,610,818    11,381,283     6,896,766    37,596,329
                                                 -----------   -----------   -----------   -----------

CAPITAL ASSETS                                       882,827       984,869       948,892       933,380
START-UP COSTS                                       394,923       241,914       438,803
LONG TERM INVESTMENTS                                913,834       927,913       913,834       900,361
DEFERRED CHARGES                                     380,581       190,120       184,944       234,574
GOODWILL                                           1,057,870     1,115,052     1,086,461     1,143,982
DISCONTINUED ASSETS                                                                            240,693
                                                 -----------   -----------   -----------   -----------
                                                   3,630,035     3,459,868     3,572,934     3,452,990
                                                 -----------   -----------   -----------   -----------

                                                 -----------   -----------   -----------   -----------
                                                  12,240,853    14,841,151    10,469,700    41,039,319
                                                 ===========   ===========   ===========   ===========
CURRENT LIABILITIES
  Accounts payable and accrued liabilities         1,079,819       487,471       675,623       283,459
  Due to brokers and dealers                                       353,503     2,499,665    30,168,593
  Due to clients                                   6,388,090    10,006,099     3,035,310     6,368,681
                                                 -----------   -----------   -----------   -----------
                                                   7,467,909    10,847,073     6,210,598    36,820,733
                                                 -----------   -----------   -----------   -----------

DUE TO RELATED PARTIES                                             168,094       119,462       100,873
DISCONTINUED LIABILITIES                                                                       499,377
                                                 -----------   -----------   -----------   -----------
                                                           0       168,094       119,462       600,250
                                                 -----------   -----------   -----------   -----------
SHAREHOLDERS EQUITY
  Capital Stock and additional paid-in capital     4,675,894     3,686,265     3,972,512     3,762,774
  Retained Earnings (Deficit)                         97,050       137,719       167,128      (134,438)
                                                 -----------   -----------   -----------   -----------
                                                   4,772,944     3,825,984     4,139,640     3,628,336
                                                 -----------   -----------   -----------   -----------

                                                 -----------   -----------   -----------  ------------
                                                  12,240,853    14,841,151    10,469,700    41,039,319
                                                 ===========   ===========   ===========   ===========



See Accompanying Notes

                        INTERUNION FINANCIAL CORPORATION
             CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996
                           (Expressed in U.S. Dollars)

                                                      6 mos ended    6 mos ended  12 mos ended   12 mos ended
                                                        Sept-96        Sept-95       Mar-96         Mar-95
                                                      -----------    -----------  ------------   ------------
OPERATING ACTIVITIES
  Net Income (Loss)                                    (70,078)       274,157        301,566       (134,438)
  Amortization                                         164,353        107,686        218,084         24,272
  Gain on disposition of discontinued operations                     (409,418)      (409,418)
                                                   -----------    -----------    -----------    -----------
                                                        94,275        (27,575)       110,232       (110,166)
  Increase (decrease) in due to brokers and         (4,961,309)   (30,210,501)   (28,664,174)    29,995,649
  dealers, net
  Increase (decrease) in due to clients              2,581,162     14,749,217     15,720,553    (14,779,209)
  Increase (decrease) in marketable securities       2,333,571     15,521,002     13,056,486    (15,682,071)
  Increase (decrease) in accounts receivable &
  sundry assets                                       (937,993)      (218,497)      (183,487)      (102,741)
  Decrease (increase) in accounts payable and
  accrued liabilities                                  404,196        204,012        392,164        283,460
                                                   -----------    -----------    -----------    -----------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES          (486,098)       (17,658)       431,774       (395,078)
                                                   -----------    -----------    -----------    -----------

FINANCING ACTIVITIES
  Capital stock and additional paid-in capital
  issued                                               703,382        325,000        555,000      3,762,774
  Increase (decrease) in due to related parties       (119,462)       (67,221)        18,589        100,872
                                                   -----------    -----------    -----------    -----------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES           583,920        392,221        573,589      3,863,646
                                                   -----------    -----------    -----------    -----------

INVESTING ACTIVITIES
  Capital assets                                        (2,405)        57,336       (132,533)      (957,654)
  Start-up costs                                                     (241,914)      (438,803)
  Long term investments                                               (27,552)       (13,472)      (900,361)
  Deferred & Reorganization Costs                      (70,547)       (20,546)       (61,632)      (234,574)
  Goodwill                                                                                       (1,143,982)
  Investment in subsidiaries                                                                       (507,456)
  Acquisition Costs                                   (148,503)
  Discontinued operations                                            (258,684)      (126,809)       258,684
                                                   -----------    -----------    -----------    -----------
CASH PROVIDED (USED) IN INVESTING ACTIVITIES          (221,455)      (606,032)      (773,249)    (3,485,343)
                                                   -----------    -----------    -----------    -----------

INCREASE (DECREASE) IN CASH                           (123,633)      (196,153)       232,114        (16,775)
CASH - BEGINNING OF YEAR                               722,795        490,681        490,681
CASH ACQUIRED ON ACQUISITION OF SUBSIDIARIES                                                        507,456
                                                   -----------    -----------    -----------    -----------
CASH - END OF YEAR                                     599,162        294,528        722,795        490,681
                                                   ===========    ===========    ===========    ===========


See Accompanying Notes

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Interim information is unaudited; however, in the opinion of the Company's management, all adjustments necessary for a fair statement of interim results have been included in accordance with Generally Accepted Accounting Principles in Canada. All adjustments are of a normal recurring nature unless specified in a separate note included in these Notes to Consolidated Financial Statements. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended March 31, 1996, included in its Form 10-SB/A for the year ended March 31, 1996 (the "1996 Form 10-SB/A") and available from the Company. As of March 31, 1997, the Company will report solely under US GAAP.

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

4. Reconciling Canadian GAAP to U.S. GAAP: The following is a reconciliation of Net Income under Canadian GAAP to U.S. GAAP for the 6 months ending September 30.

                                                                1996                 1995
                                                                ----                 ----
     Net Income (Loss), in accordance with
          Canadian GAAP                                            (70,078)             274,157
     Start-up Costs                                                 43,880             (241,914)
     Reorganization Costs                                           28,862               47,315
     Deferred Costs                                               (218,050)                  --
     Acquisitions                                                  (39,142)            (382,975)
                                                          ----------------     ----------------
     Net Income (Loss), in accordance with U.S.
          GAAP                                                    (254,528)            (303,417)
     Retained Earning, Opening                                  (1,328,128)            (823,502)
                                                          ----------------     ----------------
     Retained Earning, Ending                                   (1,582,656)          (1,126,919)
                                                          ================     ================



         The following is a reconciliation of Shareholders' Equity under Canadian GAAP to U.S. GAAP as at September 30.

                                                                1996                 1995
                                                                ----                 ----
     Shareholders' Equity, in accordance with
          Canadian GAAP                                          4,772,944            3,825,984
     Start-up Costs                                               (394,923)            (241,914)
     Reorganization Costs                                         (151,383)            (182,561)
     Deferred Costs                                               (218,050)                  --
     Long-term Investments                                        (773,834)            (773,834)
     Acquisitions                                                  247,948              (24,127)
                                                          ----------------    -----------------
     Shareholders' Equity, in accordance with
          U.S. GAAP                                              3,482,702            2,603,548
                                                          ================     ================

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

c) Deferred Costs and Acquisition Costs: The Company's policy as permissible under Canadian GAAP is to capitalize Deferred Costs and Acquisition Costs. These costs are then amortized over five (5) year, on a straight line basis. Should during this time the capitalized amount no longer carry a benefit to the Company, the unamortized amount will be charged to earnings at that time. The Company capitalized approximately $220,000 in the second quarter as deferred costs and acquisition costs. Under U.S. GAAP, the Company's policy is to charge to earnings these deferred costs when incurred. Acquisitions costs would be added to the cost of the acquisition is those costs meet the requirement outlined in APB 16, otherwise, these would be charged to earnings when incurred.

d) Long-term Investments: Shares of the Company held by a subsidiary have not been eliminated under Canadian GAAP as they are held for resale. Under U.S. GAAP, these shares would be eliminated in consolidation. In addition, under Canadian GAAP the sale of these shares would be treated as a capital transaction. Under U.S. GAAP, the sale of these shares will not be treated as a capital transaction.

e) Acquisitions: Under US GAAP, the Company's acquisitions of its subsidiaries are required to be accounted for either as a purchase or a pooling of interest depending on whether or not there is any beneficial change in control. U.S. GAAP requires the value of the assets acquired to be based on the value of the consideration given under the purchase method. Whereas, under Canadian GAAP, assets acquired are valued on the basis of the fair market value of the assets at the date acquired. In the pooling of interest method where there is no effective change in beneficial ownership the assets are consolidated using their historical values and retained earnings are carried forward with no adjustments.

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

f) Shareholders Equity and Additional Paid-In Capital: The variances between Canadian GAAP and US GAAP are due to the different methods of accounting for the disposition of Rosedale Realty Corporation.

g) Income Taxes: Under Canadian GAAP the deferral method is used to account for the timing differences between accounting and taxable income. U.S GAAP (SFAS 109, "Accounting for Income Taxes"), requires the use of the liability method to account for the differences between the accounting basis and the income tax basis of assets and liabilities. Under the liability method, deferred assets and liabilities are recognized for temporary differences between the accounting basis and the taxes basis for the respective assets and liabilities based on currently enacted tax rates.

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

h) Statement of Changes In Financial Position: Canadian GAAP presentation requires a Statement of Changes in Financial Position. U.S. GAAP requires a Statement of Changes in Cash Flows. The Canadian GAAP presentation contains similar information and disclosures except as described below to that required by U.S. GAAP.

     Under U.S. GAAP, investing and financing activities of an enterprise that do not result in cash receipts or cash payments are reported in supplemental information to the Statement of Cash Flows and not in the Statement of Cash Flows.

i) Earnings (Loss) Per Share: Under Canadian and U.S GAAP, the earnings (loss) per share is computed on the basis of weighted average number of common shares outstanding. The effect of common shares equivalents arising from stock options was not included as they are anti-dilutive using the treasury method.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

(1)  OVERVIEW

During the second quarter of fiscal 1997 (three months ending September
30, 1996), InterUnion reported consolidated revenues of $1.2 million versus $1.3 million a year earlier.

Selected financial data from InterUnion's financial statements is (figures in 000's except per share data):

                                         3 mo ended    3 mo ended   6 mo ended  6 mo ended
                                            Sept-96      Sept-95     Sept-96      Sept-95
                                         ----------    ----------   ----------  ----------
     Commission Income                          936       1,121       2,300       2,157
     Sales                                      194                     710
     Fee Revenue                                 87         233         317         456

     Total Revenues                           1,217       1,354       3,327       2,613
     Cost of Goods Sold                         194                     710
     Net Revenues (i)                         1,023       1,354       2,617       2,613
     Net Profit (Loss)                          (76)        (20)        (70)        274
     EPS - Operations                         (0.10)      (0.03)      (0.09)      (0.07)
     EPS                                      (0.10)       0.76       (0.09)       0.57
     Common Share, #                        969,714     531,588     969,714     531,558
     Working Capital                          1,143         534       1,143         534
     Cash Flow                                    8         (41)         94          67
     Shareholders' Equity                     4,773       3,826       4,773       3,826
     Book Value Per Share                      4.92        7.20        4.92        7.20

     (i) This amount is equal to Total Revenues under U.S. GAAP. In fiscal year 1996, Total Revenues, under U.S. GAAP would have been $6,169,578, as the sales component of revenues and the cost of goods sold under expenses are eliminated.


(2)  NET REVENUES

During the second quarter of fiscal 1997, InterUnion reported consolidated revenues of $1.2 million versus $1.3 million a year earlier. Commissions and fee revenues were $1.02 million versus $1.35 million a year earlier, for a decrease of 24.4%. Revenues for the six months to September 1996 were $3,327,390 versus $2,613,080, for an increase of 27.3%. If we exclude the sales revenues of Reeve, Mackay revenues, commissions and fees would have been substantially level, showing an increase of just over $4,500.

The reduction in the revenues for the second quarter is due to the following factors:

     - Credifinance Securities Limited: a number of sales people left the firm to join another.

     - Reeve, Mackay & Associates Limited: there are two high seasons in the auction business: fall (October, November & December) and late spring (May, June). Reeve, Mackay incurred a great portion of the expenses related to important sales in the off season months: moving and storage of goods, marketing of consignments and cataloging.

(3)  COST OF REVENUES

Costs of revenues for the quarter decreased by $310,059, to $929,395 from $1,239,454 for the same period a year earlier. This translates into a 25% reduction. This reduction is in line with the reduction for Commissions and fee revenues discussed above of 24.4%.


(4)  NET INCOME

Net loss from operations for the six months ending September 30, 1996 was $70,078 or $0.09 per share versus a loss of $41,009 or $0.07 per share a year earlier. Net loss for the three months ending September 30, 1996 is $127,343 or $0.10 per share versus a loss of $20,098 or $0.03 in 1995. These figures do not include an extra ordinary gain of $409,418 in 1995 on the disposal of Rosedale Realty, nor does it include the operating loss of


                                  Page 8 or 11
this unit's discontinued operation of $94,252. The increase in the loss is due to the start-up of a new auction business, Reeve, Mackay. When Reeve, Mackay was launched, management did not anticipate to reach break-even until the third year of operations, fiscal 1998.

The average number of common shares outstanding for the six months ending September 30, 1996 is 738,129 versus 482,140 a year earlier. The Company issued additional shares in the form of Regulation "D" during the year in order to finance the cash flow requirements of its subsidiaries.


(5)  LIQUIDITY AND CAPITAL RESOURCES

The Company does not have any long term debt. In order to meet its growth plans and any operating cash requirement the Company's current policy is to issue additional capital stock. To date the Company has done this either through the issuance of Confidential Private Placement Offerings under Regulation "D" or Regulation "S". The following are details of these private placements:

Date                             # of Shares      Amount           Type
----                             -----------      ------           ----
April 1994                            2,500       10,000      Regulation "D"
May 1994                              5,000       20,000      Regulation "D"
July 1994                            11,250       35,000      Regulation "D"
August 1994                          43,511       87,022      Regulation "D"
October 1994                          5,000       50,000      Regulation "D"
March 1995                           75,000      300,000      Regulation "D"
June 1995                            62,500      125,000      Regulation "D"
October 1995                        100,000      200,000      Regulation "D" & "S"
March 1996                          160,000      320,000      Regulation "D"
September 1996                      277,142      759,710      Regulation "D"



Reeve, Mackay has been in operation for approximately 15 months and InterUnion did not expect its operation to be profitable prior to its third year. Since inception, Reeve Mackay has posted a loss of approximately $750,000, of which $438,000 was during the first year of operation. For the six months ending September 30, 1996, Reeve Mackay lost over $300,000 versus an anticipated loss of approximately $275,000. During that period, Reeve, Mackay has broken even in just two separate months.

Reeve, Mackay's sales have been according to schedule, however, their expenses have exceeded pro-forma budgets. Reeve, Mackay was adversely affected due to negotiated commissions on two major collections. The cost of reducing the commission charged to the consignors was required in order to be awarded the mandate of selling the goods on behalf of the consignor. The success of the auctions that presented these collections to the public was instrumental to the Company's objective to gain industry approval as a viable alternative to the competition. Additional costs over-run was due to the larger than expected number of items in each of the autumn auctions which drastically increased the cost of cataloguing and processing. In addition, marketing and advertising expenditures ran over budget.

The continuous operating problem has caused Reeve, Mackay to have a substantial working capital deficit of over $325,000. The Company has managed to date to finance this deficit by deferring the payment on the goods sold on behalf of its consignors and delaying suppliers. To date certain consignors have requested to have their goods returned, however, Reeve, Mackay has been able to replace these consigned goods as the number of active consignors continues to grow. This is demonstrated by the fact that Reeve, Mackay has more collectors' auctions than any other competing auctioneer in Toronto.

To date, suppliers have not refused to provide services. However, should suppliers and particularly consignors as a group start to withdraw their goods the company's auction subsidiary's ability to operate would be in jeopardy unless the Company agrees to inject the additional cash as required. Currently, Reeve, Mackay's liabilities have not been guaranteed by any other subsidiary within the group nor by InterUnion, itself.

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

As reported in our Form 10-SB, a Statement of Claim was filed in Ontario Court (General Division) on May 31, 1996 against Credifinance Securities Limited, InterUnion Financial Corporation, Georges Benarroch and Ann Glover by Mr. John Illidge, a former President and Chief Operating Officer of Credifinance Securities Limited and Director of the Company. The plaintiff is seeking in excess of $1.8 million. In the opinion of management and its legal advisors, the likelihood that this law suit will adversely affect the Company is negligible.

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

Exhibit 27   Financial Data Schedule (for S.E.C. use only).


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              InterUnion Financial Corporation
                                              --------------------------------
                                                         (Registrant)

Date  March 31, 1997                           /s/ Georges Benarroch, Director
      --------------                          ---------------------------------
                                                         (Signature)*

Date  March 31, 1997                           /s/ Ann Glover, Director
      --------------                           ---------------------------------
                                                         (Signature)*

* Print the name and title of each signing officer under his signature.