Form 10QSB/A
period 1996-12-31
INTERUNION FINANCIAL CORP
filed 1997-04-03
CIK 924805

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    December 31, 1996
                                                 ---------------------------

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

Transitional Small Business Disclosure Format (Check One)  Yes  [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        INTERUNION FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
                           (Expressed in U.S. Dollars)

                                                              9 mos ended     9 mos ended      12 mos ended    12 mos ended
                                                                 Dec-96          Dec-95           Mar-96          Mar-95
                                                              -----------     -----------      ------------    ------------
REVENUES
  Commissions, trading & investment income                      3,443,639     2,919,984     4,500,899     3,971,160
  Sales                                                         1,966,380
  Fee Revenue                                                     465,950     1,153,465     1,356,297        56,907
                                                               ----------    ----------    ----------    ----------
                                                                5,875,969     4,073,449     5,857,196     4,028,067
                                                               ----------    ----------    ----------    ----------
EXPENSES
  Cost of Goods Sold                                            1,966,380
  Selling, Marketing & Research                                 2,633,920     3,113,672     4,207,289     2,868,886
  Salaries & Benefits                                             854,072       511,131       759,361       291,687
  General & Administration                                        525,580       471,474       702,938       796,673
  Other Expenses                                                   (1,990)         (320)       13,132
  Foreign Exchange Loss (Gain)                                     10,689       (19,892)      (20,902)         (247)
  Interest & Bank Charges Expense (Income)                        (17,956)      (30,620)      (37,337)        5,830
  Amortization & Depreciation                                     246,844       163,301       218,084        24,272
                                                               ----------    ----------    ----------    ----------
                                                                6,217,539     4,208,746     5,842,565     3,987,101
                                                               ----------    ----------    ----------    ----------
PROFIT (LOSS) FROM CONTINUING OPERATIONS
                                                                 (341,570)     (135,297)       14,631        40,966
  Loss from Discontinued Operation                                              (94,252)      (94,252)     (184,845)
  Gain on Disposal of Discontinued Assets                                       409,418       409,418
                                                               ----------    ----------    ----------    ----------

PROFIT (LOSS) FOR THE PERIOD - BEFORE INCOME TAXES               (341,570)      179,869       329,797      (143,879)

PROVISION FOR INCOME TAXES (RECOVERABLE)                            5,111         8,236        28,231         9,441
                                                               ----------    ----------    ----------    ----------
NET PROFIT (LOSS) FOR THE PERIOD                                 (346,681)      171,633       301,566      (134,438)

RETAINED EARNINGS (DEFICIT) - BEGINNING OF PERIOD                 167,128      (134,438)     (134,438)            0
                                                               ----------    ----------    ----------    ----------
RETAINED EARNINGS (DEFICIT) - END OF PERIOD                      (179,553)       37,195       167,128      (134,438)
                                                               ==========    ==========    ==========    ==========


FINANCIAL OVERVIEW
  Common Shares Outstanding                                       969,714       566,572       692,572       369,058
  Weighted Average Shares Outstanding                             807,984       490,866       501,335       157,531
  EPS - From Continuing Operations                                  (0.43)        (0.26)         0.03          0.26
  EPS - After Discontinued Operations                               (0.43)         0.35          0.60         (0.85)




See Accompanying Notes

                        INTERUNION FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             AS AT DECEMBER 31, 1996
                           (Expressed in U.S. Dollars)

                                                         9 mos ended     9 mos ended      12 mos ended   12 mos ended
                                                            Dec-96          Dec-95           Mar-96         Mar-95
                                                         -----------     -----------      ------------   ------------
CURRENT ASSETS
  Cash                                                        587,912        821,471       722,795         490,681
  Due from brokers and dealers                                374,455        284,791     1,168,190         172,944
  Client deposits                                             932,037      1,508,579     2,093,966      21,147,890
  Marketable securities                                       627,911        152,776     2,625,585      15,682,071
  Accounts receivable                                         588,819        390,150       208,727          55,262
  Income tax receivable                                        26,294         21,207         1,597          15,866
  Sundry assets and prepaid expenses                          114,071         41,377        75,906          31,615
                                                          -----------    -----------   -----------     -----------
                                                            3,251,499      3,220,351     6,896,766      37,596,329
                                                          -----------    -----------   -----------     -----------

CAPITAL ASSETS                                                852,621        966,254       948,892         933,380
START-UP COSTS                                                372,983        365,536       438,803
LONG TERM INVESTMENTS                                       1,038,844        912,939       913,834         900,361
DEFERRED CHARGES                                              165,342        195,789       184,944         234,574
GOODWILL AND NON-CURRENT ASSETS                             1,043,574      1,100,756     1,086,461       1,143,982
DISCONTINUED ASSETS                                                                                        240,693
                                                          -----------    -----------   -----------     -----------
                                                            3,473,364      3,541,274     3,572,934       3,452,990
                                                          -----------    -----------   -----------     -----------

                                                          -----------    -----------   -----------     -----------
                                                            6,724,683      6,761,625    10,469,700      41,049,319
                                                          ===========    ===========   ===========     ===========
CURRENT LIABILITIES
  Due to brokers and dealers                                                 133,735     2,499,665      30,168,593
  Due to clients                                              831,710      1,564,155     3,035,310       6,368,681
  Accounts payable and accrued liabilities                  1,396,812      1,103,036       675,623         283,459
                                                          -----------    -----------   -----------     -----------
                                                            2,228,522      2,800,926     6,210,598      36,820,733
                                                          -----------    -----------   -----------     -----------

DUE TO RELATED PARTIES                                                                     119,462         100,873
DISCONTINUED LIABILITIES                                                                                   499,377
                                                          -----------    -----------   -----------     -----------
                                                                    0              0       119,462         600,250
                                                          -----------    -----------   -----------     -----------
SHAREHOLDERS EQUITY
  Capital Stock and additional paid-in capital              4,675,894      3,744,767     3,972,512       3,762,774
  Retained Earnings (Deficit)                                (179,553)        37,195       167,128        (134,438)
                                                          -----------    -----------   -----------     -----------
                                                            4,496,341      3,781,962     4,139,640       3,628,336
                                                          -----------    -----------   -----------     -----------

                                                          -----------    -----------   -----------     -----------
                                                            6,724,863      6,761,625    10,469,700      41,049,319
                                                          ===========    ===========   ===========     ===========



See Accompanying Notes

                        INTERUNION FINANCIAL CORPORATION
             CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1996
                           (Expressed in U.S. Dollars)

                                                          9 mos ended     9 mos ended     12 mos ended     12 mos ended
                                                            Dec-96           Dec-95          Mar-96           Mar-95
                                                          -----------     -----------     ------------     ------------
OPERATING ACTIVITIES
  Net Income (Loss)                                          (346,681)       171,633        301,566         (134,438)
  Amortization                                                246,844        163,301        218,084           24,272
  Gain on disposition of discontinued operations                            (409,418)      (409,418)
                                                          -----------    -----------    -----------      -----------
                                                              (99,837)       (74,484)       110,232         (110,166)
  Increase (decrease) in due to brokers and
  dealers, net                                             (1,705,930)   (30,146,705)   (28,664,174)      29,995,649
  Increase (decrease) in due to clients                    (1,041,671)    14,834,785     15,720,553      (14,779,209)
  Increase (decrease) in marketable securities              1,997,674     15,529,295     13,056,486      (15,682,071)
  Increase (decrease) in accounts receivable &
  sundry assets                                              (442,954)      (349,991)      (183,487)        (102,741)
  Decrease (increase) in accounts payable and
  accrued liabilities                                         721,189        819,577        392,164          283,460
                                                          -----------    -----------    -----------      -----------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES                 (571,529)       587,707        431,774         (395,078)
                                                          -----------    -----------    -----------      -----------

FINANCING ACTIVITIES
  Capital stock and additional paid-in capital
  issued                                                      703,382        395,000        555,000        3,762,774
  Increase (decrease) in due to related parties              (119,462)        77,864         18,589          100,872
                                                          -----------    -----------    -----------      -----------

CASH PROVIDED (USED) BY FINANCING ACTIVITIES                  583,920        472,864        573,589        3,863,646
                                                          -----------    -----------    -----------      -----------

INVESTING ACTIVITIES
  Capital assets                                               (5,288)      (131,768)      (132,533)        (957,653)
  Start-up costs                                                            (365,536)      (438,803)
  Long term investments                                                      (12,578)       (13,472)        (900,361)
  Deferred & Reorganization Costs                             (16,976)        14,015        (61,632)        (234,574)
  Goodwill                                                                                                (1,143,982)
  Investment in subsidiaries                                 (125,010)                                      (507,456)
  Acquisition Costs
  Discontinued operations                                                   (258,684)      (126,809)         258,684
                                                          -----------    -----------    -----------       -----------
CASH PROVIDED (USED) IN INVESTING ACTIVITIES                 (147,274)      (754,551)      (773,249)      (3,485,343)
                                                          -----------    -----------    -----------      -----------

INCREASE (DECREASE) IN CASH                                  (134,883)       330,790        232,114          (16,775)
CASH - BEGINNING OF YEAR                                      722,795        490,681        490,681
CASH ACQUIRED ON ACQUISITION OF SUBSIDIARIES
                                                                                                             507,456
                                                          -----------    -----------    -----------      -----------
CASH - END OF YEAR                                            587,912        821,471        722,795          490,681
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

4. Reconciling Canadian GAAP to U.S. GAAP: The following is a reconciliation of Net Income under Canadian GAAP to U.S. GAAP for the 9 months ending December 31.


                                                                    1996          1995
                                                                    ----          ----
     Net Income (Loss), in accordance with
        Canadian GAAP                                            (346,681)      171,633
     Start-up Costs                                                65,820      (365,536)
     Reorganization Costs                                          40,586        36,419
     Deferred Costs                                               (16,979)         --
     Acquisitions                                                 (53,723)     (401,832)
                                                               ----------    ----------
     Net Income (Loss), in accordance with U.S.
        GAAP                                                     (310,977)     (559,316)
     Retained Earning, Opening                                 (1,328,128)     (823,502)
                                                               ----------    ----------
     Retained Earning, Ending                                  (1,639,105)   (1,382,818)
                                                               ==========    ==========


         The following is a reconciliation of Shareholders' Equity under Canadian GAAP to U.S. GAAP as at December 31.

                                                                  1996           1995
                                                                  ----           ----
     Shareholders'  Equity, in accordance with
        Canadian GAAP                                           4,496,341     3,781,962
     Start-up Costs                                              (372,983)     (365,536)
     Reorganization Costs                                        (139,660)     (193,457)
     Deferred Costs                                               (16,979)         --
     Long-term Investments                                       (773,834)     (773,834)
     Acquisitions                                                 233,368       (42,984)
     Shareholders's Equity, in accordance with
        U.S. GAAP                                               3,426,253     2,406,151



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

c) Deferred Costs and Acquisition Costs: The Company's policy as permissible under Canadian GAAP is to capitalize Deferred Costs and Acquisition Costs. These costs are then amortized over five (5) year, on a straight line basis. Should during this time the capitalized amount no longer carry a benefit to the Company, the unamortize amount will be charged to earnings at that time. The Company capitalized $16,979 in the nine month ending December 31, 1996, as deferred costs and acquisition costs. Under U.S. GAAP, the Company's policy is to charged to earnings these deferred costs when incurred. Acquisitions costs would be added to the cost of the acquisition is those costs meet the requirement outlined in APB 16, otherwise, these would be charged to earnings when incurred.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

(1)      OVERVIEW

During the third quarter of fiscal 1997, InterUnion reported consolidated revenue of US $2.55 million versus $1.46 million a year earlier. Commission and fee revenues were $1.29 million versus $1.46 million a year earlier, or a decrease of just over 11.6%. Sales from Reeve, Mackay, the Company auction subsidiary, represented the balance in 1996. They are no comparative figures from Reeve, Mackay for the nine months of fiscal 1996 as it was created midway through that fiscal year and revenues and expenses for the first fiscal year were capitalized and are being charged to earnings over five years.

Revenues for the nine months to December 1996 were $5,875,969 versus $4,073,449, an increase of 44.3%.

InterUnion's revenue growth and financial overview (figures in 000's except per share data):

                                 3 mo ended   3 mo ended  9 mo ended  9 mo ended
                                   Dec-96       Dec-95      Dec-96      Dec-95
                                 ----------   ----------  ----------  ----------
Commission Income                   1,144         763       3,444       2,920
Sales                               1,256                   1,966
Fee Revenue                           149         697         466       1,153

Total Revenues                      2,549       1,460       5,876       4,073
Cost of Goods Sold                  1,256                   1,966
Net Revenues (i)                    1,293       1,460       3,910       4,073
Net Profit (Loss)                    (278)       (100)       (347)        172
EPS - Operations                    (0.34)      (0.21)      (0.43)      (0.26)
EPS                                 (0.34)      (0.21)      (0.43)       0.35
Common Share, #                   969,714     566,572     969,714     566,572
Working Capital                     1,023         419       1,023         419
Cash Flow                            (194)        (47)       (100)        (74)
Shareholders' Equity                4,496       3,782       4,496       3,782
Book Value Per Share                 4.64        6.68        4.64        6.68


(i) This amount is equal to Total Revenues under U.S. GAAP. In fiscal year 1996, Total Revenues, under U.S. GAAP would have been $6,169,578.


(2)      NET REVENUES

During the third quarter of fiscal 1997, InterUnion reported consolidated revenue of US $2.55 million versus $1.46 million a year earlier. Commission and fee revenues were $1.29 million versus $1.46 million a year earlier, or a decrease of just over 11.6%. Revenues for the nine months to December 1996 were $5,875,969 versus $4,073,449, an increase of 44.3%. However, on the basis of commission and fee revenues alone, the Company's revenues (according to US GAAP) would been reduced to a decrease of 4% to $3.9 million. The decrease is due to the fact that income derived from Credifinance Securities, the Company's Broker/Dealer, was adversely affected when its president and a number of sales people on the institutional desk left to create their own firm. The Company has subsequently replaced these individuals and has successfully completed a number of new financings.

Third quarter revenues increased from $1.02 million in the second quarter to $1.29 million, for a 26.3% growth rate. This increase is due to the seasonal high that the auction business is exposed to. This season begins in October, otherwise revenue would have been unchanged, as Reeve, Mackay is the Company's only subsidiary that has seasonal swings in revenues.


(3)      COST OF REVENUES

Costs of revenues for the quarter decreased 3.8% to $1.28 million from $1.33 million for the same quarter a year earlier. The decrease in dollars is attributable to the decrease in revenues (according to US GAAP) of 4%, since these costs tend to fluctuate in the same direction as revenues.

As a percentage of net revenues, costs did increase to 98.7% from 91.3%. The reason for this increase was due to the fact that the goods consigned to the auction house for sales that were held in the third quarter were at a lower commission rate then the published rate. This lower rate was given to attract goods from prominent individuals. Reeve, Mackay's marketing plan is to go after these types of consignors at first in order to receive additional coverage in both the local and national presses, then once it has established a presence, Reeve, Mackay will diminish its aggressiveness concerning this source of goods.


(4)      NET EARNINGS

Net loss from operations for the nine months ending December 31, 1996 was $346,681 or $0.43 per share versus a loss of $143,533 or $0.26 per share a year earlier. Net loss for the three months ending December 1996 is $278,025 or $0.34 per share versus a loss of $100,197 or $0.21 in 1995. These figures do not include an extra ordinary gain of $409,418 in 1995 on the disposal of Rosedale Realty, nor does it include the operating loss of this unit's discontinued operation of $94,252. The increase in the loss is due to the start-up of a new auction business, Reeve, Mackay. When Reeve, Mackay was launched, management did not anticipate to reach break-even until the third year of operations, fiscal 1998.

The average number of common shares outstanding for the nine months ending December 31, 1996 is 807,984 versus 490,866 a year earlier. The Company issued additional shares in the form of Regulation "D" during the year in order to finance the cash flow requirements of its subsidiaries.


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


Reeve, Mackay has been in operation for approximately 18 months and InterUnion did not expect its operation to be profitable prior to its third year. Since inception, Reeve Mackay has posted a loss of approximately $750,000, of which $438,000 was during the first year of operation. For the nine months ending December 31, 1997, Reeve Mackay lost over $300,000 versus an anticipated loss of approximately $145,000. During that period, Reeve, Mackay has broken even in just three separate months.

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

The continuous operating problem has caused the company to have a substantial working capital deficit of over $325,000. The Company has managed to date to finance this deficit by deferring the payment on the goods sold on behalf of its consignors and delaying suppliers. To date certain consignors have requested to have their goods returned, however, Reeve, Mackay has been able to replace these consigned goods as the number of active consignors continues to grow. This is demonstrated by the fact that Reeve, Mackay has more collectors' auctions than any other competing auctioneer in Toronto.

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

The auction house management team is currently investigating various strategies to reverse the current trend on the bottom line and the working capital deficit. Should no formal plan be adopted during the fourth quarter, the Company will write down the full amount that it is carrying as start-up costs in the amount of $372,980 under Canadian GAAP. Under U.S. GAAP this amount has already been eliminated from the balance sheet, as it was charged to earnings when incurred.

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


                                              InterUnion Financial Corporation
                                              --------------------------------
                                                        (Registrant)

Date   March 31, 1997                         /s/  Georges Benarroch, Director
       --------------                         --------------------------------
                                                         (Signature)*

Date   March 31, 1997                         /s/  Ann Glover, Director
       --------------                         --------------------------------
                                                         (Signature)*

* Print the name and title of each signing officer under his signature.