Form 10KSB40
period 1997-03-31
INTERUNION FINANCIAL CORP
filed 1997-06-20
CIK 924805

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                     For the fiscal year ended      March 31, 1997
                                               ----------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from               to
                                         -------------    ------------

             Commission file number
                                    ------------------------------------

                        INTERUNION FINANCIAL CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                        87-0520294
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

249 Royal Palm Way, Suite 301 H, Palm Beach, Fl               33480
-----------------------------------------------           --------------
(Address of principal executive offices)                    (Zip Code)

     (561) 820-0084
---------------------------
(Issuer's telephone number)


 ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year.  $5,712,183
                                                         -------------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60
days.    $2,178,788 On June 16, 1997
      ---------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares - 969,714 as of June 16, 1997.

Transitional Small Business Disclosure Format (Check One)  Yes  [ ]   No  [X]

                        INTERUNION FINANCIAL CORPORATION
                                   FORM 10-KSB
                                TABLE OF CONTENTS


PART I .............................................................................................  3
    Item 1 DESCRIPTION OF BUSINESS..................................................................  3
    Item 2 DESCRIPTION OF PROPERTY.................................................................. 10
    Item 3 LEGAL PROCEEDINGS........................................................................ 10
    Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................... 10

PART II ............................................................................................ 10
    Item 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................. 10
    Item 6 MANAGEMENT'S DISCUSSION AND ANALYSIS..................................................... 13
    Item 7 FINANCIAL STATEMENTS..................................................................... 19
    Item 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..... 19

PART III ........................................................................................... 20
    Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT........................................................ 20
    Item 10 EXECUTIVE COMPENSATION.................................................................. 22
    Item 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................... 23
    Item 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................... 25
    Item 13 EXHIBITS AND REPORTS ON FORM 8-K........................................................ 26


PART I

Item 1   DESCRIPTION OF BUSINESS

    (a)  BUSINESS DEVELOPMENT

On February 7, 1994, the shareholders of AU 'N AG, INC., a Utah corporation, approved without dissent, a proposal to change the domicile of the Company through the merger of the Company into AU 'N AG, INC., a Delaware corporation to be formed.

On February 15, 1994 a Certificate of Incorporation of AU 'N AG, INC., a Delaware corporation, was filed with the office of the Secretary of State, Division of Corporations, State of Delaware.

On February 15, 1994, the date of incorporation of AU 'N AG, Inc. of Delaware, the directors of that corporation approved a Pre-Organization Subscription and Letter of Non-Distributive Intent executed by the President of AU 'N AG, Inc., the Delaware corporation, for $10.00 with the understanding that the shares would be immediately canceled upon the effective date of the merger between AU 'N AG, INC. of Delaware and AU 'N AG, INC. of Utah. These shares were issued by the Company in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, as provided by Section 4(2) of that Act and upon a similar exemption contained in applicable state securities laws. The shares received by AU 'N AG, INC. were restricted securities, subject to Rule 144 promulgated under the Securities Act of 1933, as amended. See Exhibits at E-1 and E-4.

Further on February 15, 1994, a Plan and Agreement of Merger of AU 'NAG, INC.
(Utah) and AU 'N AG, INC. (Delaware) was executed. On the same day a Certificate of Merger was executed by the above corporations. This Certificate of Merger was filed in the office of the Secretary of Delaware on March 10, 1994. Under the Certificate of Merger AU 'N AG, INC., the Delaware Corporation, was the surviving corporation. See Exhibit E-5 and E-9.

Under the terms of the above-referenced merger each share of common stock of AU 'N AG, INC. (Utah) was converted into one share of AU 'N AG, INC.(Delaware). At the time of its incorporation, AU 'N AG, Inc. (Delaware) had total authorized capital stock in the amount of 50,000,000 shares at $.001 par value. Each holder of AU 'N AG, INC. (Utah) upon surrender to AU 'N AG, INC.(Delaware) of one or more certificates for such shares for cancellation received one or more certificates for the number of shares of common stock of AU 'N AG, INC. (Delaware) represented by the certificates of AU 'N AG, INC.(Utah) so surrendered for cancellation by such holder.

As a result of the above-referenced merger, 23,297,800 shares of common stock of AU 'N AG, INC. (Delaware) were issued to the shareholders of the corporation formerly known as AU 'N AG, INC. (Utah). At the time of the merger, AU 'N AG, INC. (Utah) had no assets and was an inactive corporation.

As provided in the Plan and Agreement of Merger, the sole purpose of the above-referenced merger was to change the issuer's domicile from Utah to Delaware and the exchange of securities from one corporation to another was, in the opinion of management, therefore outside of the provisions of Rule 145 as promulgated by the Securities & Exchange Commission. Further, it is the position of management that the exchange of stock was a transaction by an issuer not involving any public offering and thus was within the protection of Section 4(2) of the Securities Act of 1933, and exempted from registration requirements.

On April 11, 1994, a Certificate of Amendment of the Certificate of Incorporation of AU 'N AG, INC. (Delaware) was executed, providing that the name of the Company be changed to: INTERUNION FINANCIAL CORPORATION ("IFC" or the "Company"). This change of name was filed by the office of the Secretary of State of Delaware on April 19, 1994.

Subsequent to a filing of information submitted to the National Association of Securities Dealers, Inc. (NASD) pursuant to Schedule H of the NASD By-Laws and Rule 15c 2-11 under the Securities Act of

1934, on July 27,1994 IFC was cleared for listing on the OTC Bulletin Board. The Company currently trades under the symbol: IUFC.

Subsequent to approval by the required shareholders at a meeting held October 14, 1994, the common stock was reverse split at a ratio of ten (10) to one (1). Further, based upon shareholder approval at that meeting, a Certificate of Amendment was filed with the Secretary of State, State of Delaware, showing capitalization as follows:

     (1)  100,000,000 shares of common voting stock at $.001 par value.

     (2)  1,500,000 shares of Class A preferred stock at $.10 par value.

     (3) 50,000,000 shares of Class B preferred stock with par value to be set by the Board of Directors.

     (4) 50,000,000 shares of Class C preferred stock with par value to be set by the Board of Directors.

On January 18, 1995 the Company acquired all of the stock of BEARHILL LIMITED, a British Virgin Islands corporation, for the issuance of 22,262 shares of common stock (adjusted for the 20 for 1 reverse stock split of May 1996). On January 18, 1995 the Company also acquired all of the stock of GUARDIAN TIMING SERVICES, INC., a corporation organized under the laws of Ontario, Canada, for the issuance of 5,566 shares of common stock (adjusted for the 20 for 1 reverse stock split of May 1996).

Upon application to the Florida Department of State, on February 2, 1995, the Company was qualified and authorized to transact business in the State of Florida. The Company moved its principal office to 249 Royal Palm Way, Suite 301-H, Palm Beach, Florida 33480.

On March 20, 1995, the Company acquired all of the stock of I & B, INC., a Delaware corporation, CREDIFINANCE CAPITAL INC., a corporation organized under the laws of Ontario, Canada, CREDIFINANCE SECURITIES LIMITED, a corporation organized under the laws of Ontario, Canada, and ninety-five percent (95%) of the stock of ROSEDALE REALTY CORPORATION, a corporation organized under the laws of Ontario, Canada, for the issuance of 75,000 shares of common stock (adjusted for the 20 for 1 reverse stock split of May 1996). The Company further acquired the remaining outstanding stock of ROSEDALE REALTY CORPORATION for the issuance of 1,230 shares of common stock (adjusted for the 20 for 1 reverse stock split of May 1996). It should be noted that in 1996 the Company disposed, by way of an assignment in bankruptcy, of its shares in ROSEDALE REALTY CORPORATION. This assignment was a voluntary petition filed by Credifinance Capital, Inc., the owner of Rosedale, on September 29, 1995. The decision to file for bankruptcy was made after negotiations for a merger of Rosedale with another firm were unsuccessful. Rosedale had never been profitable subsequent to its acquisition and Credifinance Capital, Inc. made the decision to cease financing Rosedale's operations. The bankruptcy was concluded and there are no outstanding lawsuits against either Credifinance Capital, Inc. or the parent, InterUnion Financial Corporation. (See Note 9 of InterUnion Financial Corporation Notes to Consolidated Financial Statements, March 31, 1997, Part II, Item 7).

At a special meeting of the shareholders held on May 17, 1996, the Board of Directors was authorized to reverse split all authorized shares in a ratio of twenty (20) to one (1). At the time of this authorization, the total of all issued and outstanding voting shares of stock was 13,851,156.

REEVE, MACKAY & ASSOCIATES LTD was formed May 15, 1995 as a corporation organized under the laws of Ontario, Canada. All capital stock of this corporation was originally issued to InterUnion Financial Corporation. Reeve, Mackay is a wholly-owned subsidiary of the Company. Due to Reeve, Mackay's continued operating deficit and cash requirements, the Company has decided to dispose of its investment. The Company is currently engaged in discussions with potential buyers and anticipates to fully recover its cash advances and investments in Reeve, Mackay.

On September 26, 1996, the Company acquired an option to purchase all of the outstanding shares of NEW RESEARCHES CORPORATION (see Exhibit 10(vi), on page E-59). NEW RESEARCHES is a corporation organized under the laws of Panama. The Company has until December 15, 1997 to exercise its option.

On January 19, 1997, the Company entered into an agreement where it would act as an investment banker in the recapitalization of RECEPTAGEN Ltd. (see Exhibit (10(vii), on page E-61). RECEPTAGEN is a corporation incorporated under the laws of Canada. RECEPTAGEN currently trades on the Toronto Stock Exchange (RCG) and the NASDAQ Over-the-Counter (RCEPF). Upon completion of the recapitalization of RECEPTAGEN, the Company will own over 40% of the outstanding common stock of RECEPTAGEN.

Currently, it is not the intention of the Company to consider its investment in RECEPTAGEN as an integral part of its business outside of its bridge financing and special situation activities.

    (b)  BUSINESS OF ISSUER

         GENERAL

         The Company was formed to acquire a majority interest in existing securities firms, banks, insurance companies, and other financial and brokerage companies. The Company intends to actively engage in the business of the companies in which it invests by serving as an "information link" between these companies. The Company's goal in providing this information link is to improve access to new markets and business opportunities for these companies.

         The Company also may provide bridge financing, which involves providing capital to a private company, to assist the company in making a public offering of its stock.

         In addition, the Company may invest up to 40% of its total assets (exclusive of government securities and cash items), on an unconsolidated basis, in debt or equity securities issued by privately held firms, and in securities listed in markets that are open to public investment in Europe and North America.

         InterUnion is both a holding company and an operating company engaging in activities separate from the activities of its named subsidiaries. Specifically, InterUnion derives independent revenues from financial consulting, the bridge financing of pre-IPOs, and its participation in new ventures.

         PRODUCTS AND/OR SERVICES OF ACTIVE SUBSIDIARIES

         In addition to the operations of InterUnion Financial Corporation as the parent, the Company owns operating subsidiary corporations. A description of the business operations of these subsidiary corporations, each of which is wholly-owned, is as follows:

    (1)  CREDIFINANCE SECURITIES LIMITED

         Credifinance Securities Limited. ("Credifinance") is an investment bank with offices in Toronto and Montreal, and is a member of the Investment Dealers Association of Canada, The Toronto Stock Exchange, Montreal Exchange and the International Securities Market Association. Credifinance has 25 employees engaged in fixed income and equity trading for Canadian institutions and in corporate finance. Credifinance's six person research team provides perspective on equity markets, companies and industries in Canada.

         Credifinance was started in 1991, engaging in institutional trading, investment banking and research. The consolidation in the brokerage/investment banking industry in Canada created opportunities for small companies to provide better service to institutions. This unit began by specializing in the trading of less than investment grade bonds. In 1991-92, it expanded into equity trading for its institutional clients. Unlike the large brokerage firms, Credifinance acts strictly as an agent, and does not take positions against its clients.

         To enhance its service for the institutional clients, Credifinance has developed research capability focusing on:

      -  biotechnology
      -  communications and media
      -  software
      -  telecommunications
      -  metals, minerals and precious metals mining
      -  oil and gas
      -  industrial products

         Credifinance's corporate finance activities consist primarily of underwritings for small and medium-size companies. Between 1993 and 1995, Credifinance was the sole underwriter in five transactions, ranging in value from C (Canadian) $1.5 to $5.4 million; co-underwriter in two transactions of C$32.5 million and C$11 million; participated in a C$135 million co-bought deal; and was involved in two special transactions of C$10 and C$15 million.

         In fiscal 1996, Credifinance's corporate finance department participated in 4 deals and raised in excess of C$15.3 million. In fiscal 1997, Credifinance participated in 9 deals and raised in excess of C$150 million. The firm is continuing an aggressive expansion in the underwriting of companies in those sectors in which Credifinance's research specializes.

    (2)  GUARDIAN TIMING SERVICES INC.

         Guardian Timing Services, Inc. ("Guardian") is an investment management firm located in Toronto, Canada, currently having approximately C$75 million in assets under management. Guardian manages the Canadian Protected Fund, the Protected American Fund and the First America Fund. It uses a proprietary ITM market timing model owned by Bearhill Limited, Inc., another subsidiary of the Company.

    (3)  CREDIFINANCE CAPITAL INC.

         Credifinance Capital, Inc. is an investment corporation located in Toronto, Canada. The business activities of this subsidiary corporation are limited to proprietary security investing using its own capital resources.

    (4)  BEARHILL LIMITED

         Bearhill Limited ("Bearhill") is an investment management firm.

         On September 9, 1994 Bearhill entered into an ITM SOFTWARE DEVELOPMENT AGREEMENT with Guardian Timing Services, Inc. ("Guardian"). This Agreement acknowledged that Bearhill owns the proprietary rights to certain computer software known as ITM Software, which is a computer software program which is used to generate buy and sell signals with respect to any stock market monitored. The parties entered into the above-referenced agreement because Bearhill wishes to market investment advisory services internationally and it requires computer software in order to generate market timing signals. Guardian, in turn, has agreed to perform the development of Release I of the ITM software and the related documentation upon the terms and conditions of the Agreement. See Exhibit 10(i), page E-29, for details of the ITM Software Development Agreement.

         The forecasting technique used by the ITM market timing model involves general market indicators, interest rates and monetary analysis, market perception indicators, and various statistical data to detect trends. An earlier version of the market timing model predicted the stock market downturn in October, 1987, allowing Guardian's clients to get out of the market 10 days prior to the downturn. The model is continually updated and has been credited with successfully avoiding many of the overall market declines in the early part of the 1990s.

         On November 30, 1995 a Letter of Understanding was issued between the Bank of Nova Scotia ("BNS") and Guardian Timing Services, Inc., InterUnion Financial Corporation, Havensight Holdings Corp. and Bearhill Limited. This Letter of Understanding was issued as a condition precedent to the execution of an Investment Management Agreement pursuant to which BNS will retain the services of Guardian Timing Services, Inc. with regard to the management of an investment portfolio with a minimum size of $10,000,000 (Canadian).

         The material terms of the Letter of Understanding may be summarized as follows:

     a. As a consideration of BNS entering into the Investment Management Agreement, Bearhill (the owner of the ITM software) grants to the BNS an irrevocable option to acquire the ITM. If BNS elects to exercise its option, BNS shall acquire 100% of the Class B shares of Bearhill (the Class B shares shall represent 30% of the equity of Bearhill) for $750,000 and shall enter into an agreement to acquire the ITM for $30 million. This acquisition price of $30 million shall be financed by $10 million in cash and a $20 million 15-year non-recourse promissory note, with principal payable at the end of the term. The option as amended on April 16, 1997, calls for renewal for a 4-year indefinite term at the discretion of the BNS, subject to the payment of an option fee annually (in advance) commencing on April 23, 1996. The option fee for the year commencing April 23, 1996 is C$25,000; the following year is C$25,000, the following year is C$50,000 and the final year is $50,000 (see
        Exhibit 10(vi), on page E-57).

     b. Even if the option is exercised, Guardian Timing Services, Inc.(GTS) retains the right (if J.P. Fruchet is in its employment) to be provided with the market signals generated by the ITM at no cost, provided that no more than $200 million of assets (or a larger amount as may be managed when notice to exercise the option is given) are managed using the ITM signals.

     c. If the option is exercised, Bearhill is to use the $750,000 obtained for the Class B shares as working capital. The $10 million paid in cash shall be divided with $1.6 million going to a trust account and $8.4 million invested in Class 1 shares of the Nirvana Fund. All principal payments under the note are to be invested in Class 1 shares.

     d. Bearhill is to pay BNS for use of the timing signals generated by the ITM (exercise of the option) 15% of its gross revenue as a fee. If this fee is not sufficient to satisfy BNS's interest obligations under the note, any deficiency shall be satisfied by Bearhill.

     e. The only shares of Bearhill outstanding as of the date of this Letter of Understanding are Class A shares, now representing 100% of the equity of Bearhill, held currently by InterUnion.

  NOTE: The Letter of Understanding at Page E-42 incorrectly states that the Class A shares are held equally by InterUnion and Havensight. Actually, this equal ownership will occur at such time as the ITM software owned by Bearhill is to be sold to any party. This Letter of Understanding contemplates that such a sale is to occur. For a further explanation, see the Agreement starting at page E-55.

     f. If the Class B shares are issued upon the exercise of the option by BNS, the Class B shares shall receive 80% of all dividends paid by Bearhill until BNS has received $20 million, after which time the Class A and Class B shareholders are too share equally.

     g. Havensight and InterUnion each grant to BNS an immediate option to acquire their respective Class A shares at a price equal to 90% of the book value, upon the occurrence of one or more of the following events:

            i. the Note is satisfied in full prior to its maturity,

           ii. the Class B shareholders have received an aggregate of $25,000,000 in dividends from Bearhill,

          iii. Bearhill defaults on any of its obligations to BNS, becomes insolvent or commits an act of bankruptcy, or

           iv. the Nirvana Fund under performs (meaning that the Fund's return averages less than 10% per annum compounded annually over any 36-month period).

         The Letter of Understanding, including Schedule A, is included herein as Exhibit 10(ii), commencing at page E-42.

         Subsequent to the execution of the above-referenced Letter of Understanding, on December 20, 1995 an Investment Management Agreement was issued between Guardian and BNS.

         This Agreement formally appoints Guardian as the investment manager of an investment portfolio with an initial value of $10 million (Canadian). Guardian is to use the market timing signals generated by the software developed by Bearhill known as the "ITM Software" in handling the investment decisions of the investment portfolio. The Agreement is to continue until either party gives at least 30 days written notice of termination.

         Under the provisions of Schedule A, Guardian is to receive a management fee of 1/2 of one percent per month of the net asset value of the Portfolio determined at the end of each month and payable quarterly. There may be a bonus payable to Guardian annually determined under the more restrictive of two calculations, as specifically provided in Paragraph 4 of Schedule A of the said Agreement. Schedule A provides that the minimum fee and bonus to be paid to Guardian under the Agreement is $50,000 (Canadian).

         The Investment Management Agreement, including Schedule A and a statement of the investment objectives and guidelines under the Guardian Timing Services portfolio, is included herein as Exhibit 10(iii) commencing at page E-46.

         Subsequent to the acquisition of Bearhill by InterUnion (as the result of the purchase of all outstanding stock of Bearhill which was owned by Havensight Holdings, Ltd.), on January 19, 1995 an Agreement was executed between Havensight and InterUnion providing that if InterUnion should conclude an agreement of sale of the ITM software owned by Bearhill, Havensight will have the right to buy one-half of the Bearhill stock for a nominal consideration ($1.00). This Agreement is included herein as Exhibit 10(iv) starting at Page E-55.

         COMPETITION

         The search for potentially profitable investments is intensely competitive. A list of actual and potential competitors would include the multinational banks, regional banks, thrift institutions, investment banks, brokerage firms, finance and leasing companies, merchant banks, venture capitalists and other financial service companies. The Company may be at a disadvantage when competing with firms with substantially greater financial and management resources and capabilities than the Company.

         The issue of competition also directly impacts the subsidiary companies owned by InterUnion Financial Corporation. Credifinance Securities Limited concentrates on providing underwritings for small and medium-sized technology-intensive companies. Credifinance must compete with underwriting companies in Canada that are superior in asset strength and staff. Guardian Timing Services Inc. and Bearhill Limited both operate as managers of funds. A decline in their investment performance could cause the loss of these essential accounts. If the ITM market timing model used by both of these companies should not show an accurate forecast the companies could lose the managed accounts to larger investment management firms.

         GROWTH STRATEGY

         The growth strategy consists of two complementary components:

      o Investing in the existing portfolio of financial services companies, and acquiring, when the appropriate opportunities arise, major positions in investment managers, banks, thrifts, brokerage houses and other financial services companies (e.g. leasing, insurance) positioned in niche markets; and

      o  Expansion of bridge financing and investment banking activities.

         However, any acquisition will represent the second phase in the Company's growth strategy. The first phase involves building up the existing operations to more completely utilize the existing resources and to capitalize on each unit's competitive strengths. For example, the Montreal office of Credifinance, where its President is located, has been expanded and is fully bilingual, staffed by French Canadians to better serve Quebec institutions. The corporate finance capabilities of Credifinance will continue to be expanded to fully utilize the unit's research and corporate finance capabilities and trading networks. Additional capital will enable InterUnion to participate in more bridge financing opportunities that in turn, will provide more corporate finance work for Credifinance; and will permit Credifinance to increase its block trading activity.

         GOVERNMENT REGULATION

         The operating activities of InterUnion Financial Corporation are not subject to governmental regulatory agencies. The investment management services of Bearhill Limited are not subject to direct government regulation in Canada.

         Credifinance Securities Limited is a member of the Investment Dealers Association of Canada, The Toronto Stock Exchange, The Montreal Exchange and the International Securities Market Association. As such, it is subject to the rules, regulations, and administrative rulings of these entities.

         Guardian Timing Services Inc. is regulated by the Ontario Secuirties Commission

         The auction firm of Reeve, Mackay is not subject to Canadian government regulation.

         InterUnion Financial Corporation is not subject to the Investment Company Act of 1940 (the "Act"). Section 3(a)(3) of the Act defines an "investment company" as "any issuer which . . . owns or proposes to acquire investment securities having a value exceeding 40 per cent of the value of such issuer's total assets (exclusive of Government securities and cash items) on an unconsolidated basis." "Investment securities" are defined for purposes of this section as "all securities except (A) Government securities, (B) securities issued by employees' securities companies, and (C) securities issued by majority-owned subsidiaries of the owner which are not investment companies."

         The Company is not an investment company because it will invest no more than 40% of its total assets (excluding government securities and cash items), on an unconsolidated basis, in "investment securities" as defined in the Act. The Company considers its primary business to be engaging in non-investment company businesses through majority owned companies.

         EMPLOYEES

         The employees of the Company and its subsidiaries are all full-time employees. The total number of such employees is listed below:

         InterUnion Financial Corporation                               3
         Bearhill Limited                                               0
         Guardian Timing Services Inc.                                  2
         Credifinance Capital Inc.                                      2
         Credifinance Securities Limited                               25
                                                                      ---
         Total Employees                                               32
                                                                      ===

Item 2   DESCRIPTION OF PROPERTY

         Neither the Company nor any of its subsidiaries owns real estate.

         The Company and certain of its subsidiaries do have leasehold interests in real estate as shown below.

    Lessee & Location of                          Gross Area                                Annual Rent
          Premises                                 (Sq. Ft.)               Term             Per Sq. Ft.
-------------------------------------------------------------------------------------------------------
InterUnion Financial Corporation
Suite 301
249 Royal Palm Way
Palm Beach, Florida                                   1,000           Mar. 97-Feb. 98        USD $4.52

Credifinance Securities Limited
Suite 3303
130 Adelaide Street W
Toronto, Ontario                                      3,310           Feb. 97-Jan. 02          C$22.00

Credifinance Securities Limited
Suite 3304
130 Adelaide Street W                                                 Feb. 93-Jul. 97          C$12.00
Toronto, Ontario                                        927           Jul. 97-Jan. 02          C$15.00

Credifinance Securities Limited
Suite 1580
1501 McGill College Ave.
Montreal, Quebec                                      1,386           Jun. 92-Jan. 98          C$16.00


Item 3   LEGAL PROCEEDINGS

         Not applicable


Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II

Item 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a)  MARKET INFORMATION

         The issuer's common equity is traded on the OTC Bulletin Board under the symbol: IUFC.

         The high and low sale prices for each quarter within the last two fiscal years are as follows.

============================================================================================
             Period              Open             High               Low             Close
         -------------       ----------        ---------        ----------        ----------
         FY 96   Qtr 1       $    80.00        $   85.00        $    32.50        $   40.00
         FY 96   Qtr 2            40.00            50.00             15.00            30.00
         FY 96   Qtr 3            30.00            32.50             10.63            21.25
         FY 96   Qtr 4            21.25            21.25              5.00            13.75
         FY 97   Qtr 1            13.75            13.75              5.00             7.00
         FY 97   Qtr 2             7.00            15.00              4.75             5.00
         FY 97   Qtr 3             5.00             6.00              4.50             4.50
         FY 97   Qtr 4             4.50             6.00              4.50             5.00

============================================================================================


    (b)  HOLDERS

         The approximate number of holders of record of each class of common equity is as follows:

==============================================================================

                    CLASS OF STOCK                    NUMBER OF HOLDERS
                   -----------------                  -----------------

                     Common Share                             385
                   Class A Preferred                            1
                   Class B Preferred                            0
                   Class C Preferred                            0

==============================================================================

    (c)  DIVIDENDS

         The company has never declared or paid dividends on its common stock or its preferred stock. There are no restrictions, other than state law that may be applicable, that limit the ability to payout all earnings as dividends. The Board of Directors does not anticipate paying any dividends in the foreseeable future; it intends to retain its distributable earnings, if any, for the expansion and development of its business.


    (d)  RECENT SALES OF UNREGISTERED SECURITIES

    (i)  SALES PURSUANT TO REGULATION D

         The following sales were made by the Company within the past three (3) years in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, as contained within Regulation D, Rule 504, promulgated by the Securities and Exchange Commission:

=========================================================================================================
       Title of Class        Number Shares     Price per Share      Consideration          Date of Sale
       ---------------       -------------   ------------------     -------------          ------------
         Common                   84,900         $  0.29          $    24,621               April 1994
         Common                    8,750            4.00               35,000               April 1994
         Common                    5,000            4.00               20,000                 May 1994
         Common                    6,250            4.00               25,000                July 1994
         Common                    5,000            2.00               10,000                July 1994


=======================================================================================================
       Title of Class        Number Shares     Price per Share      Consideration        Date of Sale
       ---------------       -------------   ------------------     -------------        ------------
         Common                   18,511       $    2.00          $    37,022             August 1994
         Common                   25,000            2.00               50,000             August 1994
         Common                   50,000            1.00               50,000            October 1994
         Common                   75,000            4.00              300,000              March 1994
         Common                   62,500            2.00              125,000               June 1995
         Common                  160,000            2.00              320,000              March 1996

=======================================================================================================

NOTES TO SALES PURSUANT TO REGULATION D

    (1) All sales of securities are shown based upon subsequent reverse stock splits as approved by the shareholders (1 for 10 in October 14, 1994 and 1 for 20 in May 17, 1996).

    (2) All sales were made directly by the Company as issuer. No commissions or underwriting discounts were paid in connection with the sales.

    (3) The class of persons to whom the Company sold the above-referenced securities were individuals or entities whom the Company had reason to believe were either accredited investors within the meaning of Regulation Section 230.501 or were investors having such knowledge and experience in financial and business matters that the purchaser could properly evaluate the risks and merits of the investment.

    (4)  All sales as shown above were made to non-U.S. persons.

    (5) The company specifically relied upon compliance with Rule 504 of Regulation D (Regulation Section 230.504). The Company qualified for Rule 504 because all offers and sales were made by the issuer, the Company was not subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act, the Company was not an investment company, and the Company was not a development stage company. Further, the Company was in compliance with the conditions as set forth in Regulation Section 230.504(b).

    (B)  SALES PURSUANT TO REGULATION S

         The following sales were made by the Company within the past three (3) years in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, as contained within Regulation S promulgated by the Securities and Exchange Commission:

=====================================================================================================================

     Title of Class      Number Shares       Price per Share      Consideration    Commission         Date of Sale
     ---------------     -------------       ---------------      -------------  ---------------    ---------------
     Class A Preferred       1,500,000           0.10             $   150,000       $      nil        December 1994
     Common                    100,000           2.00                 200,000              nil         October 1995
     Common                      1,000          20.00                Services              nil
     Common                    151,500           1.00                 151,500              nil          August 1996
     Common                    105,642           5.00                 528,210           32,371         October 1996

=====================================================================================================================



NOTES TO SALES PURSUANT TO REGULATION S

    (1) All sales of securities are shown based upon subsequent reverse stock splits as approved by the shareholders (1 for 10 in October 14, 1994 and 1 for 20 in May 17, 1996).

    (2)  All sales were made directly by the Company as issuer.

    (3) The class of persons to whom the Company sold the above-referenced securities were individuals or entities whom the Company had reason to believe were either accredited investors within the meaning of Regulation Section 230.501 or were investors having such knowledge and experience in financial and business matters that the purchaser could properly evaluate the risks and merits of the investment.

    (4)  All sales as shown above were made to non-U.S. persons.

    (5) The company specifically relied upon compliance with Regulation S as promulgated by the Securities and Exchanges Commission. The Company was in compliance with Category 3 of Rule 903 of Regulation S which provides an issuer safe harbor. Under this Category the Company complied with the two general conditions of Rule 903(a) and (b) and to transactional and offering restrictions by the execution of an investor Subscription Agreement, and the placing of the appropriate restrictive legend on the stock certificate(s).

    (6) The 1,000 common shares issued for services in March 1996, was for work done in connection with the development of a business plan and market research for said business plan. These shares were given to a non related party.

Item 6   MANAGEMENT'S DISCUSSION AND ANALYSIS


    (a)  OVERVIEW

         InterUnion Financial Corporation (the "Company") was incorporated on February 7, 1994. The underlying operational strategy of the Company is to acquire a significant influence in operating companies primarily of a financial nature on the basis of an exchange of stock, with certain additional incentives (such as stock warrants) depending upon the particular company to be acquired, and to actively participate in the management of these companies. Accordingly, the Company has acquired the following operating subsidiary corporations as outlined below:

         Corporation Acquired                        Nature of the Company              Date Acquired
         --------------------                        ---------------------              -------------
         Bearhill Limited                            Investment Management                 1-18-95
         Guardian Timing Services, Inc.              Investment Management                 1-18-95
         Credifinance Capital Inc.                   Investment Company                    3-20-95
         Credifinance Securities Limited             Investment Bank                       3-20-95
         Rosedale Realty Corporation                 Real Estate Sales                     3-20-95
         Reeve, Mackay & Associates Ltd.             Auction Sales                         5-15-95



         Note: All of the above-listed subsidiaries are active, with the exception of Rosedale Realty Corporation which was disposed of by the Company pursuant to an assignment in bankruptcy in 1996. In addition, the Company is actively pursuing the sale of Reeve, Mackay & Associates Ltd.

         Because of the nature of the Company as a holding company, it was to be expected that no revenues would be realized initially after the date the Company commenced business operations. All funding to the Company from its inception to the date of its first subsidiary acquisition was derived from a series of private (non-registered) sales of stock under Regulation D as promulgated by the United States Securities and Exchange Commission.

         The Company commenced its revenues stream with its first acquisitions on January 18, 1995. The following table shows the gross revenue from its subsidiaries prior to consolidation and elimination for the completed years of 1995, 1996 and 1997. The table also includes gross revenues generated by InterUnion, itself. The table does not include revenue from Rosedale Realty Corporation due to its termination in 1996 or Reeve, Mackay & Associates as the Company plans to divest itself of this entity.


         Company                            FY 1995        FY 1996         FY 1997
         -------                            -------        -------          ------
         Bearhill                               -0-         30,000          14,000
         Guardian Timing                     65,000        355,000         365,000
         Credifinance Capital                   -0-         65,000         180,000
         Credifinance Securities          4,000,000      4,500,000       3,725,000
         InterUnion                           5,000        900,000       1,475,000
                                          ---------      ---------       ---------
                  Total                   4,070,000      5,850,000       5,759,000
                                          =========      =========       =========


         Bearhill Limited is an investment management firm. However, the primary asset of Bearhill remains its ownership of a computer software program, ITM Software. If the Bank of Nova Scotia exercises an option to purchase the ITM Software (see Exhibit 10(ii) at page E-42) this could produce major revenue for the Company. If the option is not exercised, Bearhill will not be adversely affected nor will the Company.

         Guardian Timing Services Inc. is an investment management firm. The increase in revenues from $63,240 in fiscal 1995 to $355,904 in fiscal 1996 is due primarily to the fact that income from Guardian is included in fiscal 1995 was for only 3 months. In addition, assets under management for Guardian have risen from C$20 million in fiscal 1995 to C$80 million in fiscal 1996 and maintained that level in fiscal 1997 which explains the low growth in fiscal 1997.

         Credifinance Capital Inc. primarily invests its own capital resources. There is no reason to expect any consequential change in attained and projected revenues.

         Credifinance Securities Limited is an investment bank. The revenues for fiscal year 1997 were 17.2% lower than attained revenues in fiscal 1996. The decrease is primarily attributable to the refocusing of its activities from agency trading to corporate finance. Management expects revenues to return to the $4 - 5 million level by the end of fiscal 1998.

         InterUnion Financial Corporation's increase in revenue from $900,000 in fiscal 1996 to $1,475,000 is due to a stronger than expected return on its marketable securities. As of March 31, 1997, this revenue had not been realized. InterUnion derives its own revenues primarily from bridge financing and special situations and some limited investment in marketable securities.

         Although the Company did secure certain bridge financing in the first half of fiscal 1997, in the latter portion of the fiscal year it became heavily involved in financial negotiations with two corporations:

     1. New Researches Corporation, a Geneva based company whose primary asset is ownership of approximately 3.2 million shares and 200,000 warrants of Genesis Microchip, Inc., a Canadian corporation.

         In early 1990, a decision was made to re-structure Genesis as a "fabless" semiconductor company emphasizing engineering intensive and video/image DSP oriented integrated circuits (ICs). At the same time, the ASIC design business continued to grow. Genesis began investing heavily in research and development in order to bring to market a number of ICs aimed at providing new capabilities to the emerging multimedia/video networking/video editing/ projection system/high end display markets as well as the existing video/image markets in the medical, industrial, broadcast, compression and commercial image processing fields.

         Genesis is positioned to become an important supplier of leading edge video/image resizing, de-interlacing and related video DSP ICs. With the introduction of its GENESIS SCALING and GENESIS VIDEO LINE DOUBLING series of ICs, board-level reference design and software solutions, Genesis has entered the next state of its corporate development as a volume IC supplier, with almost all of its revenues coming from the sale of IC product.

         Audited financial statements of Genesis, dated May 31, 1996, show that Genesis had revenue in FY 1995 of CDN $388,000 and revenue in FY 1996 of CDN $1,892,000. Genesis anticipates that it will file a public registration within the next 12 months.

         After extensive negotiation, InterUnion entered into a Letter of Understanding with New Researches Corporation et al. as of September 26, 1996 which granted to InterUnion an irrevocable option to acquire 3,216,667 common shares and 200,000 common share purchase warrants of Genesis Microchip, Inc. The terms of this option may be summarized as follows:

     a. InterUnion paid $80,000 (US) to the Vendors, as defined in The Letter of Understanding (see Exhibit 10(vi), on page E-59), for the option rights.

     b.  The option has an expiration date of December 15, 1997.

     c. If the option is exercised, InterUnion shall pay to the Vendors the sum of $2 million (US) and upon sales of the Genesis stock, InterUnion is to pay to the Vendors 80% of the proceeds of such sales in excess of CDN $1.00 per share.

     d. If the Vendors receive a bona fide offer from a third party to purchase the New Researches shares, InterUnion shall then have the right to counter the offer or exercise its option. The Letter of Understanding is included herein as Exhibit 10(vi) at page E-59.

     2. Receptagen Ltd. is a Canadian public corporation involved in biotechnology (drug discovery and development) and the sales of its products. InterUnion has entered into an agreement (subject to the approval by creditors of Receptagen) to provide a secured bridge loan to that company exchangeable into a convertible debenture. Also, the Company will give trade creditors of that company its common stock in exchange for their debt and then plan to convert the debt into shares of Receptagen. Creditors approval was received in April 1997.

         An agreement between InterUnion and Receptagen was executed as a Letter of Agreement on January 7, 1997 (see Exhibit 10(vii), on page E-61). This agreement was subsequently modified to reflect the creditors approval and may be summarized as follows:

     a.  The recapitalization of Receptagen will be done in three stages.

     b. The first stage involves a bridge loan from InterUnion of CDN $400,000 to maintain the Company's operations until the proceeds from the proposed Special Warrants Offering are released to the Company. CDN $100,000 is available to the Company as of February 7, 1997. The bridge loan is secured by a security agreement, granting security in patents and patent rights, and is convertible into units at CDN $0.105 per unit for a period of five years. Each unit consists of common shares and common share purchase warrants of Receptagen Ltd. pursuant to a secured convertible debenture.

     c. In stage two, the trade creditors will exchange their debt of approximately CDN $9 million for shares of stock of InterUnion. The creditors will received CDN $0.20 per CDN $1.00 in InterUnion shares, amounting to approximately 260,000 shares and 213,000 share purchase warrants with an exercise price of USD $4.00. InterUnion will then receive units of Receptagen at CDN $0.07 per unit, the amount of which depends upon the settlement amount with the creditors. Each unit consists of one common share and one non-transferable common share purchase warrant with an exercise price of CDN $0.14.

     d. The third stage involves an agreement between Receptagen Ltd. and Credifinance Securities Limited, a Canadian investment dealer based in Toronto with seats on both The Montreal and Toronto Stock Exchanges, and a wholly-owned subsidiary of Credifinance Capital Inc., for a $2,500,000 Special Warrants Offering priced at CDN $0.116 per Special Warrant. Receptagen was successful in raising the funds as the subscription was closed on May 23, 1997.

         The Letter of Agreement is included herein, as Exhibit 10(vii), starting at page E-61.

         In the event that InterUnion should decide to exercise its option to purchase the stock of New Researches Corporation, it will obtain the necessary cash by a private placement offering of its stock under Rule 506. However, if Central Investment Trust, acting for RIF Capital, is agreeable, this acquisition may be achieved by the issuance of a promissory note to the vendor and the issuance of InterUnion stock.

         There is no assurance that the Company will find acceptable companies for bridge financing in the future and there is no method of forecasting this probability except on a historical basis.

         Cost of Revenues

         The principal elements comprising costs of revenues are: commissions paid out and salaries paid to research analysts. In general, non-administrative personnel within InterUnion are remunerated solely on performance, as this permits the Company to keep overhead to a minimum and to maintain a high correlation between its revenues and its personnel costs, as InterUnion and its subsidiaries are extremely labor intensive. The only exception to this remuneration policy was Reeve, Mackay, where the salaries are fixed but the marketing and research expense can fluctuate with the size of the auction. Therefore, commissions paid out and marketing expenditures are the most important expense and generally rise and fall along with revenues of the Company.

         Across all of the Company's subsidiaries, the contribution margin (contribution margin is defined as Revenues less variable expenses) was 43.0% in fiscal 1997 versus 36.1% in 1996 versus 33.4% in 1995. The increase in margin is primarily due to a shift in Credifinance revenue from secondary market agency to primary market revenue from corporate finance and underwriting activities. The Company expects to maintain these margins due to the growth in revenues summarized above and the stability of its commission payout structure.

         Interest Income Net of Interest Expense

         The Company's only debt that causes a revenue or an expense arises from its broker/dealer operation and from funds borrowed on a short term basis for its trading activity. This amount is not expected to be significant with respect to revenues on a yearly or quarterly basis.

         Discontinued Operations

         The Company acquired Rosedale Realty Corporation in March 1995. Rosedale recorded operating losses of $94,253 in 1996. As a result of continuing losses and further analysis, Management felt that the prospect of future profit was not sufficient for Rosedale to be retained as a subsidiary. Therefore, fiscal 1996 will be the last year in which the income statement will carry any item regarding Rosedale, as the Company disposed of it.

         In May 1995, Reeve, Mackay and Associates Ltd. was created to act as the Company's auction subsidiary. Reeve, Mackay recorded operating losses of $390,829 and $452,291 in 1997 and 1996 respectively. Due to the competitive nature of the auction industry and the difference in the compensation philosophy of the Company, management has decided to divest itself of its investment in Reeve, Mackay. The Company expects to complete this process within the first half of fiscal 1998.

         Exposure to International Operations

         Although all of the Company's revenues are generated from North America, 26% was derived from the United States in 1997 and less then 15% in 1996; the balance is primarily earned in Canada. Therefore, a small foreign exchange risk does exist. Due to the size of the risk and that each company within the InterUnion Group operates independently of each other, the Company does not purchase any derivative products to offset this risk. In addition, the Company considers North America as its domestic market.

         Seasonal

         InterUnion Financial Corporation and its subsidiaries do not operate in any business which is affected by changes in season.

    (b)  RESULTS OF OPERATIONS

         Fiscal 1997 marks a number of firsts for the Company.

             o The first year as a reporting company, as our Form 10-SB cleared the SEC;

             o     The first year that the Company reports solely under US
                   GAAP; and

             o The first year that the Company is reporting profit from continuing operations.

         Financial highlights are as follows:

                                                                   1997              1996              1995
                                                               ----------         ---------         ---------
                  Revenues                                      5,712,183         5,857,157         4,028,068
                  Income from continuing operations               160,676           (75,378)         (179,468)
                  Discontinued Operations                        (390,829)         (429,248)         (184,845)
                  Net Loss                                       (230,153)         (504,626)         (364,313)

                  Assets                                       38,820,507         9,364,007        40,404,190
                  Shareholders' Equity                          3,639,337         3,033,848         2,983,475
                  Working Capital                               1,750,889           928,268           775,965
                  Book Value per Share                               3.75              4.38              8.08

                  Common Shares Outstanding                       969,714           692,558           369,058


         Fiscal Year 1997 Compared to Fiscal Year 1996

    (1)  Overview

         In fiscal 1997, revenues decreased by $144,974 (or 2.5%) over fiscal year 1996. For the year, costs of revenues as a percentage of sales decreased to 67.1% from 71.8% a year earlier. Fixed overhead and non cash expenses also decreased by 61,082 or 4.2%. These three factors contributed to the Company realizing income from continuing operations of $160,676 versus a loss of $75,378 a year earlier. The Company reported a net loss of $230,153 in 1997 versus a net loss of $504,626 due to the losses the Company recorded in relation to Rosedale Realty Corporation and Reeve, Mackay & Associates as discontinued operations. Excluding these discontinuned operations, the Company's earnings per share from continuing operations was $0.18 versus a loss of $0.15 a year earlier.

    (2)  Revenues

         Revenues decreased by $144,974 (or 2.5%) over fiscal year 1996
(from $5,857,196 to $5,712,183). The majority of the decrease came from the activities of Credifinance Securities Limited, the Company's main operating subsidiary, as its revenue decreased almost $800,000 or 17.8% (from $4,532,482 to $3,727,292). The reason why Credifinance Securities' revenues decreased was due to the firm restucturing its efforts from agency activities to corporate finance activities. This decrease was offset by an increase in InterUnion's revenues of almost $0.6 million or 62.1% (from $911,094 to $1,477,062).

    (3)  Cost of Revenues

         Costs of revenues (Selling, General and Administrative expenditures) for the year decreased by $515,520 or 9.0% to $5,214,477 from $5,729,997. This decrease is due to the fact that the Company's revenues are generated more from underwritings then from buy and sell orders, where it retains a greater percentage, as variable costs decreased to 57.2% of revenues from 63.9% a year earlier. In addition cost cutting of fixed overhead contributed a savings of approximately $125,000. The Company was able to cut personnel due to the change in target market.

    (4)  Income from Continuing Operations

         Income from continuing operations net of the provision for income taxes, increased to $160,676, or $0.18 per share, from a loss of $75,378, or $0.15 per share, a year earlier. As discussed above the increase in profitability has been attained by the combination of two things. The Company is deriving its revenues from sources where the commissions to be paid out are less (underwriting versus agency) and the cost saving discussed above. The average number of common shares outstanding for the year ending March 31, 1997 is 907,097 versus 501,335 a year earlier. These figures do not include an losses of $390,829 and $429,248 in 1997 and 1996 respectively due to the discontinued operations of Reeve, Mackay & Associates Ltd. and Rosedale Realty Corporation.

         Fiscal Year 1996 Compared to Fiscal Year 1995

    (1)  Overview

         In fiscal 1996 revenues increased by over $1.8 million (or 45.4%) over fiscal year 1995. For the year, costs of revenues as a percentage of sales decreased to 63.9% from 66.6%. Fixed overhead and non cash expenses increased $128,334 or 9.7% to $1,452,313 from $1,323,979. The loss from continuing operations decreased to $75,378 from $179,468. The Company overall reported a Net Loss of $504,626 in 1996 versus a loss of $364,313 after discontinued operations. Excluding these discontinued operations, the Company's loss per share from continuing operations was $0.15 versus $1.14 a year earlier.

    (2)  Revenues

         Revenues increased by over $1.8 million (or 45.4%) over fiscal year 1995 (from $4,028,067 to $5,857,196). The majority of the increase came from the activities of InterUnion itself, as it had almost $1 million in revenues on its own in 1996 versus only interest income of $5,270 a year earlier. In addition, Guardian Timing's contribution to the Company increased to $355,904 from $63,240. Without these two revenue sources, InterUnion's growth in revenue would have been just 13.2%.

    (3)  Cost of Revenues

         Costs of revenues (Selling, General and Administrative expenditures) for the year increased by $1,538,042 or 36.7% to $5,729,997 from $4,191,955.
This increase is due to additional commissions to be paid out due to increased revenues and the fact that the Company hired additional staff in anticipation of the increasing business that the bull market was providing. The hiring was done in advance of the business in order to be prepared for the higher volume.

    (4)  Loss from Continuing Operations

         Loss from continuing operations net of provision for income taxes for the year was $75,378 or $0.15 per share versus $179,468 or $1.14 per share a year earlier. The average number of common shares outstanding for the year ending March 31, 1996 is 501,335 versus 157,531a year earlier. These figures do not include losses of $429,248 and $184,845 in 1996 and 1995 respectively due to the discontinued operations of Reeve, Mackay & Associates Ltd. and Rosedale Realty Corporation.

    (c)  LIQUIDITY AND CAPITAL RESOURCES

The Company does not have any long term debt. In order to meet its growth plans and any operating cash requirements the Company's current policy is to issue additional capital stock. To date the Company has done this either through the issuance of Confidential Private Placement Offerings under Regulation "D" or Regulation "S". The following are details of these private placements:

                 Date                           # of Shares              Amount             Type
              -----------                       -----------             --------        --------------
              April 1994                            2,500               $ 10,000        Regulation "D"
               May 1994                             5,000                 20,000        Regulation "D"
               July 1994                           11,250                 35,000        Regulation "D"
              August 1994                          43,511                 87,022        Regulation "D"
             October 1994                           5,000                 50,000        Regulation "D"
              March 1995                           75,000                300,000        Regulation "D"
               June 1995                           62,500                125,000        Regulation "D"
             October 1995                         100,000                200,000        Regulation "D" & "S"
              March 1996                          160,000                320,000        Regulation "D"
            September 1996                        277,142                759,710        Regulation "S"


         Currently all operating units with the exception of Reeve, Mackay are contributing positive cash flows. Therefore, the Company does not anticipate the need to raise further funds unless required to conclude an acquisition. Previous cash requirements were needed to fund the operations of Reeve. Mackay & Associates Ltd and Rosedale Realty Corporation. As stated earlier, the Company has started to search for a purchaser of Reeve, Mackay and the Company has already divested itself of Rosedale.

         Concluding Remarks

         There are no other known trends, events or uncertainties that may have, or are reasonably likely to have, a material impact on the Company's short-term or long-term liquidity.

         In addition, there is no significant income or losses that have risen from the Company's continuing operations that has not been analyzed or discussed above. Nor has there been any material change in any line item that is presented on the financial statements which has also not been discussed above.

         Certain statements constitute "forward looking statements" within the meaning of the Private Securities Litigations Reform Act of 1995. Such forward looking statements involve risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Corporation to be materially different from future results, performance or achievement expressed or implied by such forward looking statements.


Item 7   FINANCIAL STATEMENTSFINANCIAL STATEMENTS

         The audited consolidated financial statements for InterUnion Financial Corporation, covering fiscal years ended March 31, 1997 and 1996 are submitted in compliance with the requirements of Item 310 of Regulation S-B.


Item 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective March 4, 1997, InterUnion Financial Corporation ("InterUnion") has retained Goldstein, Golub, Kessler & Company, P.C. ("GGK") of New York as its new certifying accountants. GGK, a member of Nexia International, replaces Mintz & Partners ("MP") of Toronto, also a member of Nexia International. MP's report on InterUnion's financial statements during the two most recent fiscal years and all subsequent interim periods preceding the date hereof contained no adverse opinion or a disclaimer of opinion, and was not qualified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by InterUnion's Board of Directors.

         During the last two fiscal years and subsequent interim period to the date hereof, there were no disagreements between InterUnion and MP on any matters of accounting principles or practices, financial disclosure, or auditing scope or procedure, which disagreements, if not resolved to satisfaction of Mintz, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

         None of the "reportable events" described in Item 304(a) (1) (ii) occurred with respect to InterUnion within the last two fiscal years and the subsequent interim period to the date hereof.

         Effective March 04, 1997, InterUnion engaged GGK as its principal independent accountants. During the last two fiscal years and the subsequent interim period to the date hereof, InterUnion did not consult GGK regarding any matter or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

         In accordance with Item 304(a)(3), a letter from the Company's former principal independent accountants agreeing with the statement set forth is enclosed as Exhibit 16, on page E-67.


PART III

Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    (a)  IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

Name, Municipality
of Residence                          Age           Length of Service
------------------------------------------------------------------------------

Georges Benarroch                     50            Appointed as President and
Toronto, Ontario                                    Chairman of the Board,
Canada                                              March 21, 1994

T. Jack Gary, III                     56            Appointed as Secretary
West Palm Beach, Florida                            January 30, 1995

Ann Glover                            47            Appointed to Board
Toronto, Ontario                                    of Directors
Canada                                              February 17, 1995

Jacques Meyer de Stadelhofen          49            Appointed to Board
Geneva, Switzerland                                 of Directors
                                                    December 16, 1994

Karen Lynn Bolens                     50            Appointed to Board
Geneva, Switzerland                                 of Directors
                                                    December 16, 1994

Selwyn J. Kletz                       52            Nominated to the Board and
Toronto, Ontario                                    Vice-President
Canada


         GEORGES BENARROCH is the President, Chief Executive Officer and Chief Financial Officer of the Company. He is also the Chief Executive Officer, and Chairman of the Board of Credifinance

Securities Limited, President, Chief Executive Officer, and Chairman of the Board of Credifinance Capital Inc. and Chief Executive Officer, and Chairman of the Board of Reeve, Mackay & Associates, Ltd. -- all wholly-owned subsidiaries of the Company. He is also the President of Equibank.

         Since 1977, Mr. Benarroch has held the position of officer and partner/director with various investment firms and private/public companies in the United States, Canada and Europe. He has been a senior partner and/or seat holder of a member firm of The Toronto Stock Exchange since 1982. His experience covers Euro-financings, venture capital, mining and high tech financings and bridge financings.

         T. JACK GARY, III is the Secretary of the Company. He is also Branch Manager of the West Palm Beach, Florida, office of Raymond James & Associates, a national brokerage firm, having held that position since 1995. He is the President of Crown Financial Advisors, Inc., an investment advisory firm. From April, 1988 to 1992 Mr. Gary was President and Chief Executive Officer of Crown Capital Advisors, Inc., a company registered as an investment advisor with the Securities and Exchange Commission and with the State of Florida under the Florida Securities and Investor Protection Act. From 1992, until his appointment with Raymond James, Mr. Gary served as Chief Executive Officer of Crown Financial and Executive Vice President of Crown Capital Advisors, Inc. Mr. Gary will devote approximately 10% of his time to his duties as Secretary at InterUnion.

         ANN GLOVER serves as a Director of the Company. She is a Director, Secretary/Treasurer of Credifinance Securities Limited a subsidiary of the Company. Ms. Glover has been an employee of Credifinance Securities Limited since 1991, having held the position of a Director, Secretary/ Treasurer, and Chief Compliance Officer. Ms. Glover will devote approximately 10% of her time to InterUnion as she is also a director and officer of Credifinance Securities Limited.

         JACQUES MEYER DE STADELHOFEN serves as a Director of the Company. Since 1981 through and including the present time, he has practiced as an attorney, specializing in tax and financial matters for international corporations and charitable organizations. Mr. Stadelhofen's duties for InterUnion will be limited to his participation at Board Meetings.

         KAREN LYNN BOLENS serves as a Director of the Company. Since 1985 through and including the present time, she has practiced as an associate attorney, specializing in corporate, estate and family law for international clients. Ms. Bolens' duties for InterUnion will be limited to her participation at Board Meetings.

         SELWYN J. KLETZ has held the position of officer and partner/director with various investment firms and private/public companies in Canada and South Africa. His experience in the investment industry covers research, investment banking, merchant banking, corporate finance and investment management. Mr. Kletz will be devoting 100% of his time to InterUnion.

     (1) No director of InterUnion is currently a director of any other reporting company.

     (2) Under Section 1, ARTICLE III, of the By-Laws, the directors shall serve until the next annual meeting of the stockholders, as prescribed by the Board of Directors, at which time directors are elected by the stockholders.

     (3) In accordance with Item 405 no director, executive officer and beneficial owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by section 16(a) of the Exchange Act during the most recent two fiscal years to the best of the Company's knowledge.

    (b)  IDENTIFY SIGNIFICANT EMPLOYEES

         The Company does not expect to receive a significant contribution from employees that are not executive officers.

    (c)  FAMILY RELATIONSHIPS

         Currently, there are no directors, executive officers or persons nominated or person chosen by the Company to become a director or executive officer of the Company which is related to an individual which currently holds the position of director or executive officer or is nominated to one of the said positions.

    (d)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         There are no material events that have occurred in the last five years that would affect the evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person of the Company.

    (e)  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         For the two fiscal years ended March 31, 1997, to the best of The Company's knowledge no director, executive officer and beneficial owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by section 16(a) of the Exchange Act.


Item 10  EXECUTIVE COMPENSATION

    (a)  SUMMARY COMPENSATION TABLE


NAME & PRINCIPAL          FISCAL                   OTHER         LONG TERM         ALL OTHER
POSITION                   YEAR       SALARY       BONUS        COMPENSATION      COMPENSATION      COMPENSATION
----------------------------------------------------------------------------------------------------------------
Georges Benarroch          1996        None        None           $50,000*           None               None
President  & CEO           1997        None        None              None            None               None


Selwyn J. Kletz            1996        None        None              None            None               None
Vice-President             1997        None        None              None          13,265               None


*Georges Benarroch was paid $50,000 as compensation for services subsequent to the end of the fiscal year ending March 31, 1996. No other officer was paid compensation. Mr. Benarroch was paid his compensation in the form of cash.

    (B)  ALL COMPENSATION COVERED

         The Company's Board of Directors has approved payment of $1,750 for the services of each of its independent directors for the fiscal year ending March 31, 1997.

         As of the date of this registration statement, the Company has no options, warrants, SARs, long-term incentive plans, pension or profit-sharing plans, or other compensation plans, in effect regarding any employees of the Company.

         The Company feels that it does not have to include executive compensation for an executive officer of any subsidiary because under Rule 3b-7 under the Exchange Act (17 CFR 240.3b-7) no executive officer(s) of any subsidiary perform(s) policy making functions for the registrant.

         As of the date of this registration statement, the Company has no agreement or understanding, express or implied, with any officer or director, or any other person regarding employment with the Company or compensation for services.

         Section 14 of ARTICLE III of the By-Laws of InterUnion provides that directors do not receive any stated salary for their services as directors. However, by board resolution, a fixed fee and expenses of attendance may be allowed for each meeting. These limitations do not affect compensation for a person serving as an officer or otherwise for the Company and receiving compensation therefor.


Item 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following persons (including any group as defined in Regulation S-B, Section 228.403) are known to InterUnion Financial Corporation, as the issuer, to be the beneficial owner of more than five percent of any class of the said issuer's voting securities.

       Title                     Name and Address                   Amount and Nature           Percent
     of Class                   of Beneficial Owner                of Beneficial Owner         of Class
-----------------------------------------------------------------------------------------------------------------------------------

     Common                RIF Capital Inc. (1)                          532,499                54.91%
                           Price Waterhouse Centre
                           PO Box 634C
                           St. Michael, Barbados, WI

     Common                Capital Securities & Credit Corp.              50,919                 5.25%
                           114 Belmont Street
                           Toronto, Ontario, Canada M5R 1P8

     Common                Finance Research Development                   50,500                 5.21%
                           (FRD) Trust
                           Icaza, Ruiz-Gonzalez & Alemen
                           Vanterpool Plaza, 2nd Floor
                           Wickhams Cay, PO Box 873
                           Road Town, Tortola, BVI

     Common                Financiera Hispano-Suiza, SA                   50,050                 5.16%
                           10 Rue Pierre-Fatio
                           Geneva, Switzerland  CH1204

                                                                       ---------               ------
                           TOTAL                                         506,815                73.18%
                                                                       =========               ======

     Preferred A           RIF Capital Inc.                            1,500,000               100.00%
                           Price Waterhouse Centre
                           PO Box 634C
                           St. Michael, Barbados, WI


--------------------

    (1) RIF Capital Inc. is a wholly-owned subsidiary of Equibank Inc. which is wholly-owned by Central Investment Trust. Georges Benarroch is the sole protector of Central Investment Trust and is not a beneficiary of the Trust nor its subsidiaries.

    (2) The principal and 100% beneficial owner of Capital Securities and Credit Corp. is Mrs. S. Benarroch, 68 Rue Spontini, 75116 Paris, France.

    (3) The principal and 100% beneficial owner of Finance Research Development Trust is Mr. G. Serfati, Cogeser S.A.R.L., 11 bis Ave de Versaile, 75116 Paris, France.

    (4) The principal and 100% beneficial owner of Financiera Hispano-Suiza, SA is Mrs. N. Balloul, 21 rue Curial, 75019.

    (5) Mrs. S. Benarroch is the mother of Georges Benarroch. The 532,499 shares as listed for RIF Capital, Inc. do not include the 52,144 shares owned by Capital Securities & Credit Corp. Mr. Benarroch disclaims ownership of the 52,144 shares, directly or indirectly and does not hold voting power of these shares.

    (b)  SECURITY OWNERSHIP OF MANAGEMENT

         The following information lists, as to each class, equity securities beneficially owned by all directors and nominees, and of the directors and nominees of the issuer, as a group.

Title                      Name and Address                     Amount and Nature            Percent
of Class                   of Beneficial Owner                of Beneficial Owner           of Class
--------------------------------------------------------------------------------------------------------
Common                     Georges Benarroch                          532,499                54.91%
                           Suite 3303                         Trustee (voting
                           130 Adelaide Street              power) of Central
                           Toronto, Ontario                  Investment Trust
                           Canada, M5H 3P5

Common                     Selwyn J. Kletz                             40,000                 4.10%
                           499 Riverside Drive
                           Toronto, Ontario
                           Canada, M6S 4B6

Preferred A                Georges Benarroch                        1,500,000               100.00%
                           Suite 3303                         Trustee (voting
                           130 Adelaide Street              power) of Central
                           Toronto, Ontario                  Investment Trust
                           Canada, M5H 3P5

Common                     Directors and                              572,499                59.01%
                           Executive Officers
                           as a group
                           (2 person)

Preferred A                Directors and                            1,500,000               100.00%
                           Executive Officers
                           as a group
                           (1 Person)


NOTE TO (A) AND (B): As to the beneficial owner(s) of the securities listed above in (a) and (b), no such owner has any right to acquire within sixty (60) days or otherwise, the right to acquire shares from options, warrants, rights, conversion privileges or similar obligations.

    (c)  CHANGES IN CONTROL

         Currently, there is no such arrangement which may result in a change in control of the Company.


Item 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In the proposed acquisition of New Researches Corporation (see Exhibit 10(vi), on page E-59), the vendors are Rif Capital Inc. and Central Investment Trust. Both are related parties as Rif Capital Inc. controls the Company and Central Investment Trust owns all of the issued and outstanding common shares of Rif Capital Inc.

         The terms of the acquisition is as follows:

     a. InterUnion shall pay to the Vendors, or at their direction, a non-refundable Option fee of US$80,000 on or before December 15, 1996.

     b. The Option shall expire on December 15, 1997 ("Closing Date").

     c. InterUnion shall provide written notice of its intention to exercise the Option to the Vendors and NRC.

     d. The purchase price paid by InterUnion to the Vendors, upon exercise of the option shall be:

         i) US$2,000,000 payable on or before the Closing Date (4:00 p.m. Palm Beach time); and

        ii) upon the sale of any of the common shares of Genesis, including any shares issued pursuant to the exercise of the common share purchase warrants of Genesis, after the Closing Date, InterUnion shall pay to the Vendors eighty percent (80%) of the proceeds realized from such sales, in excess of C$1.00 per share. This condition shall not expire except by mutual agreement of all parties to this Agreement.

     e. In the event that NRC receives a bona fide offer from a third party to purchase its common shares during the term of the Option and, if NRC should desire to accept said offer, NRC shall immediately forward a copy of the offer to InterUnion. InterUnion shall have a period of ten calendar days from the receipt of the offer to counter the offer or exercise the Option by giving notice, at its sole discretion, in accordance with term c. If InterUnion fails to match the offer or exercise the Option, NRC shall have the absolute right to accept the offer from the third party and to declare the Option to be null and void.

         During the fiscal year ended March 31, 1997, the Company paid to Rif Capital Inc. $1.4 million for research and recomendation services, in addition to management services.



                                 Pagae 25 of 27

Item 13  EXHIBITS AND REPORTS ON FORM 8-K


    Exhibit Table
       Number                            Exhibit                                                        Page No.
    ------------                         -------                                                        --------
        (2)(i)      Unanimous Consent in Lieu of The First Meeting of the Board
                     of Directors of AU 'N AG, INC. (A Delaware Corporation)                               E-1

       (2)(ii)      Pre-Organization Subscription and Letter of Non-Distributive Intent                    E-4

      (2)(iii)      Plan and Agreement of Merger                                                           E-5

       (2)(iv)      Certificate of Merger, dated February 15, 1994                                         E-9

        (3)(i)      Certificate of Incorporation of AU 'N AG, INC. Dated February 15, 1994                E-11

       (3)(ii)      Certificate of Amendment of Certificate of Incorporation of AU 'N
                    AG, INC. Dated April 11, 1994                                                         E-13

      (3)(iii)      Certificate of Amendment of Certificate of Incorporation of
                    InterUnion Financial Corporation dated October 17, 1994                               E-14

       (3)(iv)      Bylaws of InterUnion Financial Corporation                                            E-16

           (4)      Instruments Defining the Rights of Security Holders Including Indentures              E-24

       (10)(i)      ITM Software Development Agreement                                                    E-29

      (10)(ii)      Letter of Understanding ("ITM Option Agreement") dated
                    November 30, 1995                                                                     E-42

     (10)(iii)      Investment Management Agreement                                                       E-46

      (10)(iv)      Agreements (Havensight/InterUnion)                                                    E-55

       (10)(v)      Amendment to the Letter of Understanding
                    ("ITM Option Agreement"), dated April 16, 1997                                        E-57

      (10)(vi)      Letter of Understanding (New Researches Corporation)                                  E-59

     (10)(vii)      Letter Agreement (Receptagen, Ltd.)                                                   E-61

          (16)      Letter on change in certifying accountant                                             E-67

          (21)      Subsidiaries of InterUnion                                                            E-68

          (27)      Financial Data Schedule                                                               E-69


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             INTERUNION FINANCIAL CORPORATION
                                             (Registrant)

Date: June 20, 1997                          By: /s/ Georges Benarroch
------------------------                     -----------------------------------
                                             Georges Benarroch
                                             President, Chief Executive Officer
                                             Chairman, Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities on the dates indicated.


Signature                                        Title                                        Date
---------                                        ------                                       -----
/s/ Georges Benarroch                            President, Chief Executive                June 20, 1997
------------------------------------------       Officer, Chairman, Board of            ---------------------
Georges Benarroch                                Directors

/s/ Georges Benarroch                            Chief Financial Officer                   June 20, 1997
------------------------------------------                                              ---------------------
Georges Benarroch

/s/ Jacques Meyer de Stadelhofen                 Director                                  June 20, 1997
------------------------------------------                                              ---------------------
Jacques Meyer de Stadelhofen

/s/ Ann Glover                                   Director                                  June 20, 1997
------------------------------------------                                              ---------------------
Ann Glover


                        INTERUNION FINANCIAL CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

                        INTERUNION FINANCIAL CORPORATION

                                 MARCH 31, 1997



                                    CONTENTS

                                                                                                              Page
Independent Auditor's Reports                                                                                     F-2


Consolidated Financial Statements:

      Consolidated Balance Sheet                                                                                  F-4

      Consolidated Statement of Operations                                                                        F-6

      Consolidated Statement of Shareholders' Equity                                                              F-7

      Consolidated Statement of Cash Flows                                                                        F-8

      Notes to Consolidated Financial Statements                                                        F-9  To  F-18




                          INDEPENDENT AUDITOR'S REPORT





To The Directors and Shareholders,
InterUnion Financial Corporation



We have audited the accompanying consolidated balance sheet of InterUnion Financial Corporation as of March 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterUnion Financial Corporation as of March 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.





/s/ GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.

May 14, 1997

                          INDEPENDENT AUDITOR'S REPORT





To The Directors and Shareholders,
InterUnion Financial Corporation



We have audited the accompanying consolidated statement of operations, shareholders' equity and cash flows of InterUnion Financial Corporation and subsidiaries for the year ended March 31, 1996. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and its cash flows of InterUnion Financial Corporation for the year ended March 31, 1996 in conformity with generally accepted accounting principles.





/s/ Mintz Partners

Toronto, Ontario
May 14, 1997

                        INTERUNION FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET


MARCH 31,                                                                           1997
==========================================================================================
                                  ASSETS
                                  ------

CURRENT ASSETS

    Cash (Note 2(b))                                                           $   349,738
    Due from brokers and dealers (Note 2(c))                                       166,062
    Due from clients (Note 2(c))                                                 5,967,989
    Marketable securities (Notes 2(b) and 3)                                    29,457,965
    Accounts receivable                                                            226,663
    Income tax receivable                                                           22,197
    Prepaid expenses and other current assets                                      151,483
                                                                               -----------

                  Total current assets                                          36,342,097
                                                                               -----------

OTHER ASSETS

    Property & equipment, net (Note 2(d) and 4)                                  1,609,905
    Long-term investments (Note 2(e))                                              256,945
    Goodwill, net of accumulated amortization of $43,816 (Note 2(f))               394,332
    Deferred income tax asset, net of valuation allowance
       of $60,000 (Note 10)                                                             --
    Assets related to discontinued operations (Note 9(b))                          217,228
                                                                               -----------
                                                                                 2,478,410
                                                                               -----------


                  Total Assets                                                 $38,820,507
                                                                               ===========






================================================================================

              See Notes to Consolidated Financial Statements                F-4

                        INTERUNION FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET



MARCH 31,                                                                   1997
=====================================================================================
                              LIABILITIES
                              -----------
CURRENT LIABILITIES

    Due to brokers and dealers (Note 2(c))                             $ 33,012,864
    Due to clients (Note 2(c))                                            1,320,874
    Accounts payable and accrued liabilities                                257,470
                                                                       ------------

                  Total current liabilities                              34,591,208

LIABILITIES RELATED TO DISCONTINUED OPERATIONS (Note 9(b))                  504,962
DEFERRED INCOME TAX LIABILITY (Note 10)                                      85,000
                                                                       ------------
                  Total liabilities                                      35,181,170
                                                                       ------------
COMMITMENTS AND CONTINGENCIES (Note 7)


                         SHAREHOLDERS' EQUITY
                         --------------------


CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (Note 5)                     5,206,815

ACCUMULATED DEFICIT                                                      (1,567,478)
                                                                       ------------
                  Total shareholders' equity                              3,639,337
                                                                       ------------

                  Total Liabilities and Shareholders' Equity           $ 38,820,507
                                                                       ============




================================================================================

              See Notes to Consolidated Financial Statements                F-5

                        INTERUNION FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS


FOR THE YEAR ENDED MARCH 31,                                                                  1997              1996
=====================================================================================================================
REVENUES

    Commissions, trading and investment income                                            $ 4,843,951       $ 4,500,899
    Fee revenue                                                                               868,232         1,356,297
                                                                                          -----------       -----------

                                                                                            5,712,183         5,857,157
                                                                                          -----------       -----------
EXPENSES

    Selling, General and Administrative                                                     5,214,477         5,729,997
    Loss (Gain) on foreign exchange                                                            31,067           (33,057)
    Interest income (net of interest expense of 2,631 and 30,272, respectively)               (23,034)          (37,337)
    Depreciation and Amortization                                                             240,912           244,739
                                                                                          -----------       -----------

                                                                                            5,463,422         5,904,341
                                                                                          -----------       -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE PROVISION FOR INCOME TAXES                                                         248,761           (47,146)
                                                                                          -----------       -----------

PROVISION FOR INCOME TAXES                                                                     88,085            28,232
                                                                                          -----------       -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                                      160,676           (75,378)

LOSS FROM DISCONTINUED OPERATIONS (Note 9 (a) & (b))                                         (390,829)         (546,544)
GAIN ON DISPOSITION OF SUBSIDIARY (Note 9 (a))                                                     --           117,296
                                                                                          -----------       -----------

NET LOSS                                                                                     (230,153)         (504,626)
                                                                                          ===========       ===========

EARNINGS (LOSS) PER COMMON SHARE (Note 2(h))
    Continuing operations                                                                 $      0.18       $     (0.15)
                                                                                          ===========       ===========
    Discontinued operations                                                               $     (0.43)      $     (0.86)
                                                                                          ===========       ===========
    Net loss                                                                              $     (0.25)      $     (1.01)
                                                                                          ===========       ===========
    Weighted average common shares outstanding                                                907,097           501,335
                                                                                          ===========       ===========




=====================================================================================================================




              See Notes to Consolidated Financial Statements                F-6

                        INTERUNION FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY


FOR THE YEARS ENDED MARCH 31, 1997 AND 1996
=============================================================================================================================
                                                                                              Cumulative
                                                                                               Foreign
                                              Number                           Additional      Currency
                                                of                              Paid-in       Translation
                                              Shares          Amount            Capital        Adjustment           Total
Preferred Shares
    Balance, March 31, 1996                  1,500,000      $   150,000       $        --      $        --       $   150,000
                                           -----------      -----------       -----------      -----------       -----------

Common Shares
    Balance, March 31, 1995                    369,058              369         3,656,607               --         3,656,976
    Issued during the year
      net of issue costs                       323,500              324           554,676               --           555,000
                                           -----------      -----------       -----------      -----------       -----------
    Balance, March 31, 1996                    692,558              693         4,211,283               --         4,211,976
    Adjustment, reverse split                       14               --                --               --                --
    Issued during the year
      net of issue costs                       277,142              277           727,062               --           727,339
    Compensation related to
      stock options (Note 6)                        --               --           117,500               --           117,500
                                           -----------      -----------       -----------      -----------       -----------
    Balance, March 31, 1997                    969,714              970         5,055,845               --         5,056,815
                                           -----------      -----------       -----------      -----------       -----------

Share Capital                                2,469,714          150,970         5,055,845               --         5,206,815
                                           -----------      -----------       -----------      -----------       -----------


Deficit
    Balance, March 31, 1995                         --               --                --               --          (823,502)
    Net Loss for fiscal 1996                        --               --                --               --          (504,626)
                                           -----------      -----------       -----------      -----------       -----------
    Balance, March 31, 1996                         --                                                            (1,328,128)
    Foreign currency translation
      adjustment (Note 2(g))                        --               --                --           (9,197)           (9,197)
    Net loss for fiscal 1997                        --               --                --               --          (230,153)
                                           -----------      -----------       -----------      -----------       -----------

    Balance, March 31, 1997                         --               --                --               --        (1,567,478)
                                           -----------      -----------       -----------      -----------       -----------


Total Shareholders' Equity                   2,469,714      $   150,970       $ 5,055,845      $    (9,197)      $(3,639,337)
                                           ===========      ===========       ===========      ===========       ===========




=============================================================================================================================


              See Notes to Consolidated Financial Statements                F-7

                        INTERUNION FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED MARCH 31                                             1997                1996
=====================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $   (230,153)      $   (504,626)
    Adjustments to reconcile net loss to net cash
     used in operating activities
      Depreciation and Amortization                                       240,912            244,739
      Non cash compensation - stock options (Note 6)                      117,500                 --
      Deferred income taxes (Note 10)                                      85,000                 --
      Gain on disposition of subsidiary                                        --           (117,296)
                                                                     ------------       ------------

                                                                          213,259           (377,182)
Changes in operating assets and liabilities
    Increase (decrease) in due to/from brokers and dealers, net        31,515,327        (28,663,907)
    Decrease (increase) in due to/from client, net                     (5,588,459)        15,720,553
    Increase (decrease) in marketable securities                      (26,882,380)        13,056,486
    Increase in accounts receivable and other assets                     (184,970)          (136,916)
    Increase in accounts payable and accrued liabilities                  (56,560)            30,571
    Increase in assets and liabilites related to
      discontinued operations (Note 9)                                    129,296             31,629
                                                                     ------------       ------------

NET CASH USED IN OPERATING ACTIVITIES                                    (854,487)          (338,767)
                                                                     ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Net proceeds on issuance of capital stock                             727,339            555,000
    Proceeds (Repayment) of loans payable                                (119,462)            18,589
                                                                     ------------       ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 607,877            573,589
                                                                     ------------       ------------


CASH FLOWS FROM INVESTING ACTIVITIES

    Purchases of long-term investments                                    (66,945)           (13,472)
    Purchase of property and equipment                                    (10,866)           (37,872)
                                                                     ------------       ------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                 (77,811)           (51,344)
                                                                     ------------       ------------

NET INCREASE (DECREASE) IN CASH                                          (324,421)           183,478

CASH - Beginning of Year                                                  674,159            490,681
                                                                     ------------       ------------

CASH - End of Year                                                   $    349,738       $    674,159
                                                                     ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for interest                         $      2,631       $     30,272
    Cash paid during the period for income taxes                           15,160             15,406



=====================================================================================================

       See Notes to Consolidated Financial Statements                F-8

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


================================================================================

     1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

         During the year, InterUnion Financial Corporation ("the Company") decided to report solely as per U.S. Generally Accepted Accounting Principles. In prior years, the Company reported in accordance with Canadian Generally Accepted Accounting Principles.

     2.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company was formed to acquire a majority interest in financial companies located in the United States and Canada, as well, to provide bridge financing and special situation investments. Currently, the Company's operating interests are a broker/dealer and investment management firm.

         The preparation of financial statements in conformity with Generally Accepted Accounting Principles used in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of financial statements and the reported amounts of operating revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     a)  Principles of Consolidation

         The consolidated financial statements of the Company, a Delaware Corporation, contains the financial position, results of operations and cash flows of InterUnion Financial Corporation and its subsidiaries, Bearhill Limited, Credifinance Capital Inc., Credifinance Securities Limited, Guardian Timing Services Inc. and I & B Inc. All intercompany balances and transactions have been eliminated in consolidation.

     b)  Cash and Marketable Securities

         The Company maintains its cash and investments in financial institutions which, at times, may exceed federally insured limits in the United States and Canada. The Company has not experienced any losses in such accounts.

         Marketable securities carried on a short-term basis are classified as either "trading" or "available for sale" (Note 3). Marketable securities being held as long-term investments are classified as "held-to-maturity" (Note 3) and are carried at cost. All gains and losses are calculated using the average cost basis.

     c)  Security Transactions

         Security transactions are recorded in accordance with industry practice in the accounts on trade date. Commission income and related expenses for transactions executed but not yet settled are accrued as of the financial statement date.

         In accordance with Canadian industry practice, the balances due from and to brokers, dealers and clients may include the trading balances of clients at the end of the reporting period and may not be an indication of the investment activity of the Company. These balances may fluctuate significantly.


================================================================================

/Continued...                                                              F-9

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

================================================================================


     2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     d)  Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation. It is the company's policy to provide depreciation using straight line and accelerated methods over the estimated useful lives of the property and equipment.

     e)  Long-Term Investments

         Long-term investments, in non-marketable securities where a controlling interest or significant influence is not exercised, are recorded at cost.

         Stock exchange seats are recorded at cost and are included in long-term investments. Declines in market value are only recorded when there is an indication of permanent decline in value.

     f)  Goodwill

         In accordance with U.S. Generally Accepted Accounting Principles, goodwill is being amortized over a period of 20 years on a straight line basis. At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected operating results, and
(iii) any other material factors that effect the continuity of the business.

     g)  Translation of Foreign Currencies

         In accordance with SFAS 52, "Foreign Currency Translation", the financial statements of certain subsidiaries of the Company are measured using local currency as the functional currency. Assets and liabilities have been translated at current exchange rates and related revenue and expenses have been translated at average monthly exchange rates. The aggregate effect of translation gains and losses has been deferred and is relocated as a separate component of shareholders' equity until there is a sale or liquidation of the underlying foreign investment.


================================================================================

/Continued...                                                              F-10

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

================================================================================

     2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     h)  Earnings Per Share

         Earnings per common share and common share equivalent share are calculated by dividing the net income available to holders of common stock by the weighted average number of common shares and common equivalent shares outstanding.

         The number of common shares outstanding is increased by the number of shares issuable on the exercise of options or warrants when the market price of the common stock exceeds the exercise price of the warrant or option and the effect would not be antidilutive. This increase in the number of common shares is reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the warrants or options at the average market price during the period.

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements of earnings issued for periods ending after December 15, 1997, for all entities with complex capital structures. Basic EPS is computed by dividing the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. The Company does not anticipate that the adoption of SFAS No. 128 will have a material effect on EPS.

     i)  Stock Based Compensation

     The Company accounts for employee stock options in accordance with APB No. 25, "Accounting for Stock Issued to Employees". Under APB No. 25, the Company applies the intrinsic value method of accounting.

     SFAS No. 123, "Accounting for Stock-Based Compensation", prescribes the recognition of compensation expense based on fair value of options determined on the grant date. However, SFAS No. 123 allows companies currently applying APB No. 25 to continue applying the intrinsic value method under APB. No. 25. For companies that continue applying the intrinsic value method, SFAS No. 123 mandates certain pro forma disclosures as if the fair value method had been utilised. (Note 6)



================================================================================

/Continued...                                                              F-11

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

================================================================================

     3.  MARKETABLE SECURITIES

         As of March 31, 1997                Original         Carrying          Market
                                               Cost             Value            Value
                                            -----------      -----------      -----------
               Trading securities           $29,006,131      $29,457,965      $29,457,965
               Available for Sale                    --               --               --
               Held to maturity                      --               --               --
                                            -----------      -----------      -----------
               Total                        $29,006,131      $29,457,965      $29,457,965
                                            ===========      ===========      ===========


                  For the year ending March 31,                                       1997           1996
                                                                                   ----------     ----------
               Proceeds from Securities classified as Available for sale           2,500,000      16,032,500
               Gross Realized Gains (Losses) from securities
                  classified as Available for sale                                       335          67,585
               Gross Realized Gains (Losses) due to change
                  in classification to Trading from Available for sale                    --              --
               Change in Net Unrealized Gains (Losses)
                  on Available for Sale Securities                                        --              --
               Change in Net Unrealized Gains (Losses) on Trading
                  Securities included in Revenues                                    529,854              --



     4.  PROPERTY AND EQUIPMENT

                                                                                  Accumulated       Net Carrying Amount
                                                                  Cost            Amortization            1997
                                                               ----------         ------------      -------------------
               Computer hardware and software                     104,046              67,838              36,208
               ITM Computer software
                 (Notes 2(d) and 8)                             1,924,443             384,888           1,539,555
               Furniture, fixtures and equipment                   69,786              35,644              34,142
               Leasehold improvements                               1,735               1,735                  --
                                                               ----------          ----------          ----------

                                                               $2,100,010          $  490,105          $1,609,905
                                                               ==========          ==========          ==========

         In applying SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of", the Company periodically evaluates its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of the date of these financial statements no reduction in the carrying value of any asset was required.


================================================================================

/Continued...                                                              F-12

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

================================================================================

     5.  CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL

         On May 17, 1996, shareholders' approved a twenty (20) to one (1) reverse stock split. All references to number of shares and exercise prices have been adjusted accordingly.

         Authorized

         1,500,000         Non-cumulative, non-participating, ($0.10 par value) Class A Preference shares entitled to 100 votes for every one share issued

         50,000,000        Non-cumulative, non-participating, non-voting Class B preference shares with a par value to be determined at the date of first issuance

         50,000,000        Non-cumulative, non-participating, non-voting, convertible into common shares at a conversion rate to be determined at the date of first issuance

         100,000,000       Common shares ($0.001 par value)


         The changes to capital stock and additional paid-in capital are summarized as follows:

                                                             Year Ended March 31, 1997          Year Ended March 31, 1996
                                                          ----------------------------          --------------------------
                                                            Shares            Amounts            Shares           Amounts
                                                          --------           ---------          --------          --------
               For cash                                    277,142           $ 759,710           322,500          $645,000
               For services                                                                        1,000            20,000
               Adjustment for reverse split                     14
               Issuing costs                                                   (32,371)                           (110,000)
                                                          --------           ---------           -------          --------

               Total                                       277,156           $ 727,339           323,500          $555,000
                                                          ========           =========           =======          ========

         During July 1996, the Company issued 277,142 shares for gross proceeds of $759,142. Of these shares, 105,642 had warrants attached to them. Each warrant entitles the holder to purchase 1 additional common share at $6.00 within one year. A value of $78,175 was assigned to the warrants.

     6.  OPTIONS AND WARRANTS

         The Company applies APB No. 25 in accounting for stock option issued to employees. Accordingly, the intrinsic value of the option as of the grant date has been recognized as compensation. Had the compensation cost for the Company's stock option plan been recognized based upon the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company's income from continuing operations and earnings per share for the year ended March 31, 1997 would have been impacted as indicated in the following table. The proforma results below reflect only the impact of the options granted. No options were granted during the year ended March 31, 1996.

                                                                          1997
                                                               --------------------------
                                                               Reported         Pro forma
                                                               --------         ---------
               Income (loss) from continuing operations         160,676          (50,888)
               Net loss                                        (230,153)        (441,718)
               EPS from continuing operations                      0.18            (0.05)
               EPS                                                (0.25)           (0.47)


================================================================================

/Continued...                                                              F-13

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

================================================================================

     6.  OPTIONS AND WARRANTS - continued

         The fair value of the options granted, which is charged to operations over the option vesting period in determining the proforma impact, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                  Expected life of the option                  2 years
                  Risk free interest rate                       5.2%
                  Expected volatility                            50%
                  Expected dividend yield                         0%

         Presented below is a summary of stock option plan activity for the periods shown:

                                                             Wt. Avg.                 Wt. Avg.
                                                             Exercise      Options    Exercise
                                                  Number       Price     Exercisable    Price
                                                  ------     --------    -----------  --------
               Balance, April 1, 1995             40,250      $40.00       42,250      $40.00
               Cancelled                          40,250       40.00       42,250       40.00
                                                 -------      ------      -------      ------
               Balance, April 1, 1996                 --          --           --          --
               Granted                           190,000        4.00      190,000        4.00
                                                 -------      ------      -------      ------
               Balance, March 31, 1997           190,000      $ 4.00      190,000      $ 4.00
                                                 =======      ======      =======      ======

         The following table summarizes information for options and warrants currently outstanding and exercisable at March 31, 1997

                                                 Outstanding                                 Exercisable
                                 ---------------------------------------------       --------------------------
                                                 Wt. Avg.          Wt. Avg.                           Wt. Avg.
                                                 Remaining         Remaining                          Exercise
                  Price          Number            Life         Exercise Price       Number             Price
                  -----          ------         -----------     --------------       ------           ---------
                  $4.00          190,000            2               $4.00           190,000            $4.00



                                 Number                  Exercise                 Expire
                               of Options                  Price                   Date
                           -----------------         ------------------         ------------
                                 100,000                    $4.00               December 1998
                                  90,000                    $4.00               February 1999


     7.  COMMITMENTS AND CONTINGENCIES

         The Company leases warehouse and office space under a number of leases expiring at various dates through to January 2002. The Company also has a number of commitments with regards to information suppliers that expire at various dates through to January 1998. The total minimum annual rentals, exclusive of additional operating costs, under the leases for the company's premises and information systems in each of the next five fiscal years are approximately:

                                    1998             161,000
                                    1999              74,000
                                    2000              74,000
                                    2001              63,000
                                    2002              53,000

         Payments under the above mentioned leases that have been charged to operations for the periods ending March 31, 1997 and 1996 amount to $414,539 and $388,234, respectively.

================================================================================

/Continued...                                                              F-14

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

================================================================================

     7.  COMMITMENTS AND CONTINGENCIES - continued

         The Company is a defendant in several unrelated lawsuits arising out of the ordinary course of business. Management believes these actions are without merit and intends to defend them vigorously. An estimate of the Company's liability, if any, associated with these matters cannot be made at this time.

     8.  SALES COMMITMENT

         The company entered into an option agreement in fiscal 1996 with a major international financial institution whereby software ("ITM Software") owned by its subsidiary, Bearhill Limited ("Bearhill") may be sold for proceeds to the Company of approximately $15,000,000 CDN (March 31, 1997 - $11,000,000
USD). The company's interest in this software is through its interest in Bearhill and is carried at $1,539,555 which is included in property and equipment (Note 4).

         During the life of the non-transferable option, Bearhill will receive an option fee from the option holder annually in order to maintain the option. The decision to exercise this option is at the full and unlimited discretion of the option holder. Subsequent to year end, on April 16, 1997, the agreement had been modified solely with regards to the option premium that is to be paid. It was agreed that the annual option fee would be paid at the beginning of the corresponding periods as follows:

                                                                          CDN               USD
                                                                        -------           -------
                  For the year beginning April 23, 1996                 $25,000           $18,060
                  For the year beginning April 23, 1997                  25,000            18,060
                  For the year beginning April 23, 1998                  50,000            36,120
                  For the year beginning April 23, 1999                  50,000            36,120


     9.  DISCONTINUED OPERATIONS

    (a) During fiscal 1996, the Company disposed, by way of an assignment in bankruptcy, its real estate subsidiary, Rosedale Realty Corporation.

         The Company reported an extra ordinary gain upon disposition. The gain is the result of the excess of the forgiveness of the debt exceeded the carrying cost of the investment in and advances to Rosedale Realty Corporation.

    (b) During fiscal 1997, the Company decided to dispose of its auction subsidiary, Reeve, Mackay & Associates Ltd. A formal plan has been adopted and the Company has entered into a discussion with regards to the sale of the Company's auction business which is carried out by Reeve, Mackay & Associates Ltd. As per APB No. 30, the Company has recorded the operating losses as a separate item on the Consolidated Statement of Operations. No loss has been accrued at March 31, 1997 as the Company does not expect to incur a loss upon disposition.

         Reeve, Mackay has been named as a defendant in a lawsuit. Reeve, Mackay's potential liability ranges from $5,000 to $175,000. Management believes, however, that the ultimate outcome of this lawsuit will not have a material adverse effect on the Company's financial position.





================================================================================

/Continued...                                                              F-15

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

================================================================================



    10.  INCOME TAXES

         The provision for income taxes consists of:

                   Year Ended March 31,                     1997        1996
                                                            ----        ----
                        Domestic
                          Current                         $    --      $    --
                          Deferred                         85,000           --
                        Foreign
                          Current                           3,085       28,232
                          Deferred                             --           --
                                                          -------      -------
               Total provision for income taxes           $88,085      $28,232
                                                          =======      =======

         The total provision for income taxes differs from that amount which would be computed by applying the United States federal income tax rate to income (loss) before provision for income taxes. The reason for these differences are as follows:

               Year Ended March 31,                                      1997                 1996
                                                                 ----------------       ------------------
                                                                  Amount       %         Amount         %
                                                                 -------      ---       --------       ---
               Statutory income tax rate (recovery)              $84,500       34       $(16,000)       34
               Other non-deductible items                         10,500        4         31,500       (67)
               Other                                               6,915       (3)        12,732       (27)
                                                                 -------      ---       --------       ---
               Net taxes (recovery) and effective rate           $88,085       35       $ 28,232       (60)
                                                                 =======      ===       ========       ===


The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carryforwards. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows at March 31, 1997:

                                                         Component       Tax Effect
                                                         ---------       ----------
               Net operating losses - foreign            $ 150,000         60,000
               Less valuation allowance                   (150,000)       (60,000)
                                                         ---------       --------
                 Net deferred asset                      $      --             --
                                                         =========       ========

               Net operating losses - domestic           $  90,000         15,000
               Unrealized gains - domestic                (550,000)      (100,000)
                                                         ---------       --------
                 Net deferred liability                  $(460,000)       (85,000)
                                                         =========       ========


         At March 31, 1997, the Company had cumulative net operating loss carryforwards of approximately $90,000 and $150,000 in the United States and Canada, respectively. These amounts will expire in various years through 2012. In addition, the Company had net capital loss carryforwards available to offset future capital gains of approximately $550,000.

================================================================================

/Continued...                                                              F-16

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

================================================================================


    11.  GEOGRAPHICAL AREA SEGMENTATION

         The following tables summaries the revenues, operating profits (losses) from continuing operations and identifiable assets by geographical area.

                                                                                               Adjustments
                                                                          United                    &
                                                         Canada           States       Other   Elimination    Consolidated
                                                         ------           ------       -----   -----------    ------------
         For the year ended and as of March 31, 1997

         Revenue from
           unaffiliated customers                      $  4,220,784     $ 1,477,062    $14,337    $      --     $ 5,712,183
         Revenue from
           intersegments                                    292,567              --         --     (292,567)             --
                                                       ------------     -----------    -------    ---------     -----------
         Total revenue                                    4,513,351       1,477,062     14,337           --       5,712,183
                                                       ============     ===========    =======    =========     ===========
         Depreciation & Amortization                         25,986             574          0      214,352         240,912
                                                       ============     ===========    =======    =========     ===========
         Operating profit                                   104,931         550,424      8,680     (238,308)        425,727
                                                       ============     ===========    =======    =========
         General corporate
           expenses                                                                                                 200,000
         Interest expenses, net                                                                                     (23,034)
         Income from continuing                                                                                 -----------
           Operations before provision
           for income taxes                                                                                         248,761
                                                                                                                ===========
         Identifiable assets                             12,792,699      25,990,456     37,352           --      38,820,507
                                                       ============     ===========    =======    =========     ===========

         For the year ended and as of March 31, 1996

         Revenue from
           unaffiliated customers                      $  4,915,350     $   911,094    $30,751    $      --     $ 5,857,195
         Revenue from
           intersegments                                     17,606              --         --      (17,606)             --
                                                       ------------     -----------    -------    ---------     -----------
         Total revenue                                    4,932,956         911,094     30,751      (17,606)      5,857,195
                                                       ============     ===========    =======    =========     ===========
         Depreciation & Amortization                         28,153           2,234         --      214,352         244,739
                                                       ============     ===========    =======    =========     ===========
         Operating profit                                   209,969         116,961     27,939     (214,352)        140,517
                                                       ============     ===========    =======    =========
         General corporate
           expenses                                                                                                 225,000
         Interest expenses, net                                                                                     (37,337)
         Loss from continuing                                                                                   -----------
           Operations before provision
           for income taxes                                                                                         (47,146)
                                                                                                                ===========
         Identifiable assets                              6,462,306       2,873,162     28,539           --       9,364,007
                                                       ============     ===========    =======    =========     ===========





         For both fiscal years ended March 31, 1997 and March 31, 1996 the company did not have any customers that represented revenues in excess of 10% nor did it have any operating company outside of the financial services business segment.

================================================================================

/Continued...                                                              F-17

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

================================================================================


    12.  SUBSEQUENT TRANSACTIONS

         During fiscal 1997, the Company entered into an agreement where it would act as an investment banker in the recapitalization of Receptagen Ltd., whereby, the Company made available to Receptagen a credit facility of C$400,000 (USD$290,000). This credit facility will be exchangeable for a convertible debenture of Receptagen which converts into units of Receptagen at a rate of C$0.105 per unit. Each unit is itself exchangeable, after the private placement outlined below, into one common share and one share purchase warrant at C$0.14 within two years. The credit facility was fully subscribed by investors other then the Company.

         On April 7, 1997, all creditors of Receptagen agreed to exchange debt of approximately C$9 million for shares of the Company issued under Regulation "S" of the United State Securities Act of 1933, at a rate of C$0.20 per C$1.00 of debt. The Company expects to issue approximately 260,000 shares valued at USD$4.00 per share for this transaction in addition to 213,000 share purchase warrant at USD$4.00. In exchange, the Company will receive C$0.20 per C$1.00 of debt of Receptagen acquired from creditors in the form of convertible debenture. This debenture is convertible into unit "A" of Receptagen at a rate of C$0.07 per unit. Each unit `A' is exchangeable into one common share and one share purchase warrant at C$0.14 within two years.

         The third phase of the recapitalization of Receptagen involves a private placement of C$2.5 million in Special Warrants, which is expected to close May 21, 1997. The offering price of these Special Warrants is C$0.116 and they are exchangeable into one common share and one share purchase warrant at C$0.14 within two years.

         Each Receptagen unit is exchangeable for one common share and one common share purchase warrant at C$0.14 for two years. All securities issued by Receptagen under its recapitalization plan will be qualified under a prospectus to be filed with the Ontario Securities Commission (the "Qualifying Jurisdiction") on or before September 23, 1997. Receptagen is currently traded on the Toronto Stock Exchange ("RCG") and the NASD Over-the-Counter Bulletin Board ("RCEPF").

    13.  RELATED PARTY TRANSACTION

         During fiscal 1997, the Company paid a company owned by a director approximately $40,000 which has been included as rent expense. In turn, this company has paid an unrelated party $40,000 as rent for these same premises that only the Company is occupying.

         On September 26,1996. the Company paid $80,000 to acquire an option to purchase all of the outstanding shares of New Research Corporation. The option to acquire all of the outstanding shares of New Research Corporation expires on December 15, 1997. New Research is owned by the majority shareholder of the Company.


================================================================================