Form 10QSB
period 1997-06-30
INTERUNION FINANCIAL CORP
filed 1997-08-12
CIK 924805

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended JUNE 30, 1997
                                             -------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                   For the transition period from _____________ to ____________ Commission file number _______________________________


                        INTERUNION FINANCIAL CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                       87-0520294
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


249 ROYAL PALM WAY, SUITE 301 H, PALM BEACH, FL                      33480
-----------------------------------------------                    ---------
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

State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares - 1,255,250 as of July 31, 1997.

Transitional Small Business Disclosure Format (Check One)  Yes  [ ] No  [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        INTERUNION FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997

                                                             3 MOS ENDED      3 MOS ENDED     12 MOS ENDED     12 MOS ENDED
                                                               JUN-97           JUN-96           MAR-97           MAR-96
                                                             ----------       ----------      -----------      -----------
REVENUES
  Commissions, trading & investment income                    1,122,895        1,228,326        4,843,951        4,500,899
  Fee Revenue                                                   350,096          229,908          868,232        1,356,296
                                                             ----------       ----------       ----------       ----------
                                                              1,472,991        1,458,234        5,712,183        5,857,155
                                                             ----------       ----------       ----------       ----------
EXPENSES
  Selling, General & Administration                           1,257,351        1,291,185        5,214,477        5,729,997
  Foreign Exchange Loss (Gain)                                  (13,032)             810           31,067          (33,057)
  Interest & Bank Charges Expense (Income)                       19,473           (8,682)         (23,034)         (37,337)
  Amortization & Depreciation                                    58,098           59,201          240,912          244,739
                                                             ----------       ----------       ----------       ----------
                                                              1,321,890        1,342,514        5,463,422        5,904,341
                                                             ----------       ----------       ----------       ----------
PROFIT (LOSS) FROM CONTINUING OPERATIONS - BEFORE
INCOME TAXES                                                    151,101          115,720          248,761          (47,146)

PROVISION FOR INCOME TAXES (RECOVERABLE)                         53,000           57,772           88,085           28,232
                                                             ----------       ----------       ----------       ----------
PROFIT (LOSS) FROM CONTINUING OPERATIONS                         98,101           57,948          160,676          (75,378)


  Loss from Discontinued Operation                                  691          (35,812)        (390,829)        (546,544)
  Gain on Disposal of Discontinued Assets                                                              --          117,296
                                                             ----------       ----------       ----------       ----------
NET PROFIT (LOSS) FOR THE PERIOD                                 98,792           22,136         (230,153)        (504,626)

FOREIGN EXCHANGE TRANSLATION EFFECT                                 376               --           (9,197)              --

RETAINED EARNINGS (DEFICIT)
 - BEGINNING OF PERIOD                                       (1,567,478)      (1,328,128)      (1,328,128)        (823,502)
                                                             ----------       ----------       ----------       ----------
RETAINED EARNINGS (DEFICIT)
 - END OF PERIOD                                             (1,468,310)      (1,305,992)      (1,567,478)      (1,328,128)
                                                             ==========       ==========       ==========       ==========
FINANCIAL OVERVIEW
  Common Shares Outstanding                                   1,255,250          692,572          969,714          692,558
  Weighted Average Shares Outstanding                         1,061,436          692,572          907,097          501,335
  EPS - From Continuing Operations                                 0.09             0.08             0.18            (0.15)
  EPS - From Discontinuing Operations                              0.00            (0.05)           (0.43)           (0.86)
  EPS                                                              0.09             0.03            (0.25)           (1.01)





           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        INTERUNION FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               AS AT JUNE 30, 1997

                                                           3 MOS AT         3 MOS AT         12 MOS AT         12 MOS AT
                                                            JUN-97           JUN-96            MAR-97            MAR-96
                                                         -----------       -----------       -----------       -----------
CURRENT ASSETS
  Cash                                                     1,141,277           461,642           349,738           674,159
  Due from brokers and dealers                             1,720,919           911,160           166,062         1,168,190
  Client deposits                                            839,662         1,070,270         5,967,989         2,093,966
  Marketable securities                                      627,545           194,117        29,457,965         2,625,585
  Accounts receivable                                        392,486           373,891           226,663           148,078
  Income tax receivable                                           --                --            22,197             1,597
  Prepaid expenses and other current assets                   39,085           158,181           151,483            65,698
  Notes receivables                                          678,074                --                --                --
                                                         -----------       -----------       -----------       -----------
                                                           5,439,048         3,169,261        36,342,097         6,777,273
                                                         -----------       -----------       -----------       -----------

CAPITAL ASSETS                                             1,559,920         1,776,234         1,609,905         1,827,240
LONG TERM INVESTMENTS                                      2,140,618           140,000           256,945           140,000
GOODWILL AND NON-CURRENT ASSETS                              388,855           410,763           394,332           416,240
DISCONTINUED ASSETS                                          534,399           367,779           217,228           203,254
                                                         -----------       -----------       -----------       -----------
                                                           4,623,792         2,694,776         2,478,410         2,586,734
                                                         -----------       -----------       -----------       -----------

                                                         -----------       -----------       -----------       -----------
                                                          10,062,840         5,864,037        38,820,507         9,364,007
                                                         ===========       ===========       ===========       ===========
CURRENT LIABILITIES
  Due to brokers and dealers                                      --           429,091        33,012,864         2,499,665
  Due to clients                                           2,334,546         1,629,007         1,320,874         3,035,310
  Accounts payable and accrued liabilities                   280,160           240,164           257,470           314,030
  Notes payables                                             678,074                --                --                --
                                                         -----------       -----------       -----------       -----------
                                                           3,292,780         2,298,262        34,591,208         5,849,005
                                                         -----------       -----------       -----------       -----------

DUE TO RELATED PARTIES                                       300,000               171                --           119,462
DISCONTINUED LIABILITIES                                     767,804           509,620           504,962           361,692
DEFERRED INCOME TAX LIABILITY                                 85,000                --            85,000                --
                                                         -----------       -----------       -----------       -----------
                                                           1,152,804           509,791           589,962           481,154
                                                         -----------       -----------       -----------       -----------
SHAREHOLDERS EQUITY
  Capital Stock and additional paid-in capital             7,085,566         4,361,976         5,206,815         4,361,976
  Retained Earnings (Deficit)                             (1,468,310)       (1,305,992)       (1,567,478)       (1,328,128)
                                                         -----------       -----------       -----------       -----------
                                                           5,617,256         3,055,984         3,639,337         3,033,848
                                                         -----------       -----------       -----------       -----------

                                                         -----------       -----------       -----------       -----------
                                                          10,062,840         5,864,037        38,820,507         9,364,007
                                                         ===========       ===========       ===========       ===========




           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        INTERUNION FINANCIAL CORPORATION
             CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997

                                                             3 MOS ENDED       3 MOS ENDED       12 MOS ENDED      12 MOS ENDED
                                                                JUN-97           JUN-96             MAR-97            MAR-96
                                                             -----------       -----------       -----------       -----------
OPERATING ACTIVITIES
  Net Income (Loss)                                               98,792            22,136          (230,153)         (504,626
  Amortization                                                    58,098            59,201           240,912           244,739
  Non cash compensation                                          100,000                             117,500
  Gain on disposition of discontinued operations                                                                      (117,296)
  Deferred income tax                                                                                 85,000
  Gain on disposition of discontinued operations                                                                      (117,296)
                                                             -----------       -----------       -----------       -----------
                                                                 256,890            81,337           213,259          (377,182)
  Increase (decrease) in due to/from brokers and
    dealers, net                                             (34,567,721)       (1,813,544)       31,515,327       (28,663,907)
  Increase (decrease) in due to/from clients, net              6,141,999          (382,607)       (5,588,459)       15,720,553
  Increase (decrease) in marketable securities                28,830,420         2,431,468       (26,882,380)       13,056,486
  Increase (decrease) in accounts receivable &
    sundry assets                                                (31,228)         (210,441)         (184,970)         (136,916)
  Decrease (increase) in accounts payable and
    accrued liabilities                                           22,690          (470,861)          (56,560)           30,571
  Increase in assets and liabilities related to
    discontinued operations                                      (54,329)          271,422           129,296            31,629
                                                             -----------       -----------       -----------       -----------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     598,721           (93,226)         (854,487)         (338,767)
                                                             -----------       -----------       -----------       -----------

FINANCING ACTIVITIES
  Capital stock and additional paid-in capital
    issued                                                     1,778,751                --           727,339           555,000
  Increase (decrease) in due to related parties                  300,000          (119,462)         (119,462)           18,589
  Notes payables                                                 678,074                --                --                --
                                                             -----------       -----------       -----------       -----------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   2,756,825          (119,462)          607,877           573,589
                                                             -----------       -----------       -----------       -----------

INVESTING ACTIVITIES
  Capital assets                                                 (12,688)               --           (10,866)          (37,872)
  Long term investments                                       (1,873,245)               --           (66,945)          (13,472)
  Notes recevables                                              (678,074)               --                --                --
                                                             -----------       -----------       -----------       -----------
CASH PROVIDED (USED) IN INVESTING ACTIVITIES                  (2,564,007)               --           (77,811)          (51,344)
                                                             -----------       -----------       -----------       -----------

INCREASE (DECREASE) IN CASH                                      791,539          (212,517)         (324,421)          183,478
CASH - BEGINNING OF YEAR                                         349,738           674,159           674,159           490,681
                                                             -----------       -----------       -----------       -----------
CASH - END OF YEAR                                             1,141,277           461,642           349,738           674,159
                                                             ===========       ===========       ===========       ===========





           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997

===============================================================================


1. Interim information is unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of interim results have been included in accordance with Generally Accepted Accounting Principles. All adjustments are of a normal recurring nature unless specified in a separate note included in these Notes to Consolidated Financial Statements. The results for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended March 31, 1997, included in its Form 10-KSB for the year ended March 31, 1997.

2. During the first quarter, the Company issued 60,000 incentive stock options with an exercise price of $3.00. These stock options were exercised for a net funding of $180,000.

3. In the first quarter of fiscal 1998, the Company crystallized its investment in Receptagen Ltd. discribed in the Company's audited consolidated statements dated March 31, 1997 and its annual filing. This investment is recorded as a long term investment on the Company's balance sheet. The Company assumed the financial responsibility of $678,074 in notes payables by Receptagen and issued 225,536 shares and 225,536 InterUnion share purchase warrants. In return, InterUnion received approximately 21,284,898 units of Receptagen and a note receivable for $678,074 from Receptagen. Each InterUnion share purchase warrant entitles the holder to purchase one share of InterUnion at $4.00. Each Receptagen unit is exchangeable into one Receptagen Common Share and one Receptagen warrant. Each Receptagen warrant entitles the holder to purchase one Receptagen share at C$0.07. InterUnion subsequently disposed of 8,189,655 Receptagen units, to hold 13,095,243.

4. Earnings per share is computed using the weighted average number of common shares outstanding during the period. Loss per share is computed using the weighted average number of common shares outstanding during the period.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

(1)      OVERVIEW

During the first quarter of fiscal 1998 (three months ending June 30, 1997), InterUnion reported consolidated revenues of $1.47 million versus $1.46 million a year earlier.

Selected financial data from InterUnion's financial statements is (figures in 000's except per share data):

                                        3 MO. ENDED       3 MO. ENDED
                                         JUN. - 97         JUN. - 96

Revenues                                     1,473          1,458
Net Profit (Loss)                               99             58

EPS - Operations                              0.09           0.08
EPS - Discontinued Operations                 0.00          (0.05)
EPS                                           0.09           0.03
Working Capital                              2,146            871
Cash Flow                                      257             81
Total Assets                                10,063          5,864
Shareholders' Equity                         5,617          3,056

Common Share, #                          1,293,250        692,572
Book Value Per Share                          4.48           4.41

In the first quarter of fiscal 1998, InterUnion crystallized the recapitalization plan of Receptagen Ltd. InterUnion assumed the financial responsibility of $678,074 in notes payables by Receptagen and issued 225,536 shares and 225,536 InterUnion share purchase warrants. In return, InterUnion received approximately 21,284,898 units of Receptagen and a note receivable for $678,074 from Receptagen. Each InterUnion share purchase warrant entitles the holder to purchase one share of InterUnion at $4.00. Each Receptagen unit is exchangeable into one Receptagen Common Share and one Receptagen warrant. Each Receptagen warrant entitles the holder to purchase one Receptagen share at C$0.07. InterUnion subsequently disposed of 8,189,655 Receptagen units to hold 13,095,243.


(2)      NET REVENUES

During the first quarter of fiscal 1998, InterUnion reported consolidated revenues of $1.47 million versus $1.46 million a year earlier. Commissions and investment revenues were $1.12 million versus $1.23 million a year earlier, for a decrease of 8.5%. Revenues for the three months to June 1997 were $1,472,991 versus $1,458,234, for an increase of 1.0%. The increase in revenue is attributable to the increase in Fee Revenue as the firm restructured its broker/dealer operations to concentrate on corporate finance versus agency activities.


(3)      EXPENSES

Expenses for the quarter decreased by $20,624, to $1,321,890 from $1,342,514 for the same period a year earlier. This translates into a 1.5% reduction. This reduction is attributable to the gain on foreign exchange and a reduction in Selling, Marketing & Research costs due to the concentration on corporate finance mentioned above.


(4)      NET INCOME

Net income from operations for the three months ending June 30, 1997 was $98,101 or $0.09 per share versus $57,948 or $0.08 per share a year earlier. Net income for the three months ending June 30, 1997 is $98,792 or $0.09 per share versus $22,136 or $0.03 in 1996. The increase in EPS is due to the increase fee revenue that the firm earned and the reduction in Selling, Marketing & Research costs discribed above. In the first quarter of fiscal 1998, InterUnion recorded a gain from discontinued operation of $691 versus a loss of $35,812 a year earlier. The increase in income from discontinued operation is due to InterUnion's auction subsidiary, Reeve Mackay & Associates, ability to break-even in the quarter. (InterUnion anticipates finalizing the sale of Reeve, Mackay in the second quarter.)

The average number of common shares outstanding for the three months ending June 30, 1997 is 1,061,436 versus 692,572 a year earlier. The Company issued additional shares in the form of Regulation "S" financings during the period in order to finance its expansion and the cash flow requirements of its subsidiaries. Shares issued in the recapitalization of Receptagen Ltd were issued under Rule 144.


(5)      LIQUIDITY AND CAPITAL RESOURCES

The Company does not have any long term debt. In order to meet its growth plans and any operating cash requirement the Company's current policy is to issue additional capital stock. To date the Company has done this either through the issuance of Confidential Private Placement Offerings under Regulation "D" or Regulation "S". The following are details of these private placements:

                 DATE                # OF SHARES              AMOUNT              TYPE
                 ----                -----------              ------              ----
              April 1994                  2,500           $    10,000        Regulation "D"
               May 1994                   5,000                20,000        Regulation "D"
               July 1994                 11,250                35,000        Regulation "D"
              August 1994                43,511                87,022        Regulation "D"
             October 1994                 5,000                50,000        Regulation "D"
              March 1995                 75,000               300,000        Regulation "D"
               June 1995                 62,500               125,000        Regulation "D"
             October 1995               100,000               200,000        Regulation "D" & "S"
              March 1996                160,000               320,000        Regulation "D"
            September 1996              277,142               759,710        Regulation "S"
               June 1997                 60,000               180,000        Regulation "S"



Reeve, Mackay has been in operation for approximately 27 months and InterUnion did not expect its operation to be profitable prior to its third year. Since inception, Reeve Mackay has posted a loss of approximately $838,000, of which $438,000 was during the first year of operation and $400,000 in the second year. Although Reeve, Mackay has broken even for the quarter, InterUnion plans to carry out its disposition of its auction subsidiary during the second quarter.

(6)      ACQUISITION PROGRAM AND NEW RESEARCHES CORPORATION

In July 1997, InterUnion acquired a 33% interest in Leon Fraser, Black & Associates Limited. ("LFB"). InterUnion's investment in LFB has been financed from working capital. LFB has approximately C$200 million under management, thus bringing total assets under management through the InterUnion Group of companies almost C$300 million. This investment will be reflected in InterUnion's financial statements for the second quarter of fiscal 1998.

InterUnion's management continues to explore opportunities for the acquisition of operating companies that will provide additional liquidity and cash flow. Such acquisitions would be financed by the issuance of common stock from treasury or, if required, by means of private placement. Management has investigated a number of opportunities, and to date, has finalized the acquisition of the option on New Researches and the investment banking facilities offered to Receptagen as they have met the Company's objectives. The Company is also considering special situation acquisitions linked to bridge financing activities.

(7)      CONCLUDING REMARKS

There are no other known trends, events or uncertainties that may have, or are reasonably likely to have, a material impact on the Company's short-term or long-term liquidity that it has not been discussed above.

In addition, there are no significant income or losses that has risen from the Company's continuing operations that has not been analyzed or discussed above. In addition, there has not been any material change in any line item that is presented on the financial statements which has not been discussed above.

(8)      CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATIONS

The Company and its subsidiaries operate in a rapidly changing environment that involves a number of factors, some of which are beyond management's control, such as financial market trends and investors' appetite for new financings.

Forward-looking statements included in Management's Analysis and Discussion reflects management's best judgment based on known factors and involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Forward-looking information is provided by InterUnion pursuant to the safe harbor established by recent securities legislation and should be evaluated in the context of these factors.

In the opinion of management the financial statements for the periods ending June 30, 1997 accurately reflect the operations of the Company and its subsidiaries. The Company has taken every reasonable step to ensure itself that its quarterly financial statements do not represent a distorted picture to anyone having a business reason to review such statements and who has also reviewed its previous audited annual financial statements for the year ended March 31, 1997.

ITEM 1 - LEGAL PROCEEDINGS

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


                                              INTERUNION FINANCIAL CORPORATION
                                             ----------------------------------
                                                          (Registrant)

Date AUGUST 11, 1997                         /s/ GEORGES BENARROCH, DIRECTOR
     ---------------                         ----------------------------------
                                                          (Signature)*

Date AUGUST 11, 1997                         /s/ ANN GLOVER, DIRECTOR
     ---------------                         ----------------------------------
                                                          (Signature)*

* Print the name and title of each signing officer under his signature.