Form 10QSB
period 1997-09-30
INTERUNION FINANCIAL CORP
filed 1997-11-12
CIK 924805

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB


(Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
                    For the quarterly period ended ___September 30,1997_______

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                    For the transition period from _____________ to __________ Commission file number ___________________________________


                        INTERUNION FINANCIAL CORPORATION
       (Exact name of small business issuer as specified in its charter)



Delaware                                         87-0520294
(State or other jurisdiction of                  (IRS Employer Identification
incorporation or organization)                    No.)


249 Royal Palm Way, Suite 301 H, Palm Beach, Fl  33480
(Address of principal executive offices)         (Zip Code)


(561) 820 - 0084
(Issuer's telephone number)

________________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)


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

State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares - 1,220,250 as of October 31,1997.

Transitional Small Business Disclosure Format (Check One)  Yes [ ]  No [X]

Part I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                      INTERUNION FINANCIAL CORPORATION
               CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997

                                                             6 mos ended  6 mos ended  12 mos ended  12 mos ended
                                                               Sept.-97     Sept.-96       Mar-97        Mar-96
REVENUES
 Commissions, trading & investment income...................   1,998,661    2,109,534     4,843,951     4,500,899
 Fee Revenue ...............................................     629,578      317,308       868,232     1,356,296
                                                              ----------   ----------   -----------   -----------
                                                               2,628,239    2,426,842     5,712,183     5,857,195
                                                              ----------   ----------   -----------   -----------
EXPENSES
 Selling, General & Administration .........................   2,345,174    2,533,711     5,214,477     5,729,997
 Foreign Exchange Loss (Gain)...............................     (17,241)      (1,027)       31,067       (33,058)
 Interest & Bank Charges Expense (Income)...................       9,425      (13,560)      (23,034)      (37,337)
 Amortization & Depreciation ...............................     116,191      119,568       240,912       244,739
                                                              ----------   ----------   -----------   -----------
                                                               2,453,549    2,638,692     5,463,422     5,904,341
                                                              ----------   ----------   -----------   -----------
PROFIT (LOSS) FROM CONTINUING OPERATIONS - BEFORE
INCOME TAXES ...............................................     174,690     (211,850)      248,761       (47,146)
PROVISION FOR INCOME TAXES (RECOVERABLE) ...................      64,370        6,533        88,085        28,232
                                                              ----------   ----------   -----------   -----------
PROFIT (LOSS) FROM CONTINUING OPERATIONS ...................     110,320     (218,383)      160,676       (75,378)
 Gain (Loss) from Discontinued Operation ...................         691      (36,145)     (390,829)     (546,544)
 Gain on Disposal of Discontinued Assets ...................     803,483                         --       117,296
                                                              ----------   ----------   -----------   -----------
NET PROFIT (LOSS) FOR THE PERIOD ...........................     914,494     (254,528)     (230,153)     (504,626)
FOREIGN EXCHANGE TRANSLATION EFFECT ........................         344           --        (9,197)           --
RETAINED EARNINGS (DEFICIT)
- Beginning of Period  .....................................  (1,567,478)  (1,328,128)   (1,328,128)     (823,502)
                                                              ----------   ----------   -----------   -----------
RETAINED EARNINGS (DEFICIT)
- End of Period ............................................    (652,640)  (1,582,656)   (1,567,478)   (1,328,128)
                                                              ==========   ==========   ===========   ===========
FINANCIAL OVERVIEW
 Common Shares Outstanding .................................   1,220,250      969,714       969,714       692,558
 Weighted Average Shares Outstanding .......................   1,229,616      738,129       907,097       501,335
 EPS - From Continuing Operations ..........................        0.09        (0.30)         0.18         (0.15)
 EPS - From Discontinuing Operations .......................        0.65        (0.05)        (0.43)        (0.86)
 EPS .......................................................        0.74        (0.35)        (0.25)        (1.01)

           See Accompanying Notes to Consolidated Financial Statements

                       INTERUNION FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEET
                           AS AT SEPTEMBER 30, 1997


                                                                 6 mos at     6 mos at     12 mos at    12 mos at
                                                                 Sept.-97     Sept.-96      Mar-97       Mar-96
CURRENT ASSETS
 Cash .......................................................      816,750      587,949      349,738      674,159
 Due from brokers and dealers ...............................    1,737,083    3,629,834      166,062    1,168,190
 Client deposits.............................................    1,577,419    2,865,584    5,967,989    2,093,966
 Marketable securities ......................................      739,840      292,014   29,457,965    2,625,585
 Accounts receivable ........................................      334,953      954,704      226,663      148,078
 Income tax receivable ......................................       22,197       20,506       22,197        1,597
 Prepaid expenses and other current assets ..................       32,927      118,118      151,483       65,698
 Notes receivable ...........................................      678,074           --           --           --
                                                                ----------   ----------   ----------   ----------
                                                                 5,939,243    8,468,709   36,342,097    6,777,273
                                                                ----------   ----------   ----------   ----------
Capital assets ..............................................    1,507,259    1,721,494    1,609,905    1,827,240
Notes receivable  ...........................................      302,460           --           --           --
Long term investments .......................................    3,202,233      140,000      256,945      140,000
Goodwill and non-current assets .............................      383,378      405,286      394,332      416,240
Discontinued Assets .........................................           --      215,123      217,228      203,254
                                                                ----------   ----------   ----------   ----------
                                                                 5,395,330    2,481,903    2,478,410    2,586,734
                                                                ----------   ----------   ----------   ----------
                                                                11,334,573   10,950,612   38,820,507    9,364,007
                                                                ==========   ==========   ==========   ==========
CURRENT LIABILITIES
 Due to brokers and dealers .................................    1,841,092           --   33,012,864    2,499,665
 Due to clients .............................................    1,329,759    6,388,090    1,320,874    3,035,310
 Accounts payable and accrued liabilities ...................      422,795      591,660      257,470      314,030
 Notes payable ..............................................      877,412           --           --           --
                                                                ----------   ----------   ----------   ----------
                                                                 4,471,058    6,979,750   34,591,208    5,849,005
                                                                ----------   ----------   ----------   ----------
Due to related parties ......................................      300,000           --           --      119,462
Notes payable ...............................................      199,338           --           --           --
Discontinued Liabilities ....................................           --      488,160      504,962      361,692
Deferred income tax liability  ..............................      110,000           --       85,000           --
                                                                ----------   ----------   ----------   ----------
                                                                   609,338      488,160      589,962      481,154
                                                                ----------   ----------   ----------   ----------
SHAREHOLDERS EQUITY
 Capital Stock and additional paid-in capital ...............    6,906,817    5,065,358    5,206,815    4,361,976
 Retained Earnings (Deficit).................................     (652,640)  (1,582,656)  (1,567,478)  (1,328,128)
                                                                ----------   ----------   ----------   ----------
                                                                 6,254,177    3,482,702    3,639,337    3,033,848
                                                                ----------   ----------   ----------   ----------
                                                                11,334,573   10,950,612   38,820,507    9,364,007
                                                                ==========   ==========   ==========   ==========

            See Accompanying Notes to Consolidated Financial Statements

                         INTERUNION FINANCIAL CORPORATION
             CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997

                                                                     6 mos ended   6 mos ended  12 mos ended  12 mos ended
                                                                       Sept.-97     Sept.-96       Mar-97        Mar-96
OPERATING ACTIVITIES
 Net Income (Loss)................................................         914,494     (254,528)    (230,153)    (504,626)
 Amortization  ...................................................         116,191      119,568      240,912      244,739
 Non cash compensation ...........................................         120,000                   117,500
 Gain on disposition of discontinued operations ..................                                               (117,296)
 Deferred income tax .............................................          25,000                    85,000
                                                                       -----------   ----------  -----------  -----------
                                                                         1,175,685     (134,960)     213,259     (377,183)
 Increase (decrease) in due to/from brokers and
   dealers, net  ...................................................   (32,742,793)  (4,961,309)  31,515,327  (28,663,907)
 Increase (decrease) in due to/from clients, net .................       4,399,455    2,581,162   (5,588,459)  15,720,553
 Increase (decrease) in marketable securities ....................      28,620,758    2,333,571  (26,882,380)  13,056,486
 Increase (decrease) in accounts receivable &
   sundry assets ...................................................        10,266     (910,091)    (184,970)    (136,916)
 Decrease (increase) in accounts payable and
   accrued liabilities .............................................       165,325      306,898      (56,560)      30,571
 Increase (decrease) in assets and liabilities
   related to discontinued operations ..............................      (287,734)     114,599      129,296       31,629
                                                                       -----------   ----------  -----------  -----------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES .......................     1,340,962     (670,130)    (854,487)    (338,767)
                                                                       -----------   ----------  -----------  -----------
FINANCING ACTIVITIES
 Capital stock and additional paid-in capital issued .............       1,580,002      703,382      727,339      555,000
 Increase (decrease) in due to related parties ...................         300,000     (119,462)    (119,462)      18,589
 Notes payable ...................................................         877,412           --           --           --
                                                                       -----------   ----------  -----------  -----------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES .....................       2,757,414      583,920      607,877      573,589
                                                                       -----------   ----------  -----------  -----------
INVESTING ACTIVITIES
 Capital assets ..................................................         (12,688)          --      (10,866)     (37,872)
 Long term investments ...........................................      (2,940,602)          --      (66,945)     (13,472)
 Notes receivable ................................................        (678,074)          --           --           --
                                                                       -----------   ----------  -----------  -----------
CASH PROVIDED (USED) IN INVESTING ACTIVITIES .....................      (3,631,364)          --      (77,811)     (51,344)
                                                                       -----------   ----------  -----------  -----------
INCREASE (DECREASE) IN CASH ......................................         467,012      (86,210)    (324,421)     183,478
CASH - Beginning of year .........................................         349,738      674,159      674,159      490,681
                                                                       -----------   ----------  -----------  -----------
CASH - End of year ...............................................         816,750      587,949      349,738      674,159
                                                                       ===========   ==========  ===========  ===========

           See Accompanying Notes to Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997



1. Interim information is unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of interim results have been included in accordance with Generally Accepted Accounting Principles. All adjustments are of a normal recurring nature unless specified in a separate note included in these Notes to Consolidated Financial Statements. The results for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended March 31, 1997, included in its Form 10-KSB for the year ended March 31,1997 .

2. CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL

a. During the current fiscal year, the Company changed its authorized share capital as follows:

     1,500,000     Non-cumulative, non-participating, ($0.10 par value)
                   Class A Preference shares entitled to 100 votes for every one share issued

     1,000         Non-cumulative, non-participating, non-voting Class
                   B preference shares with a par value to be determined at the date of first issuance ($0.10 par value)

     1,000         Non-cumulative, non-participating, non-voting Class
                   C preference shares convertible into common shares at a conversion rate to be determined at the date of first issuance ($0.10 par value)

     2,500,000     Common shares ($0.001 par value)

b. During the first quarter, the Company issued 60,000 incentive stock options with an exercise price of $3.00. These stock options were exercised for a net funding of $180,000.

c. During the second quarter, 15,000 share purchase warrants were exercised, for net proceeds of $90,000. In addition the Company canceled 50,000 shares.

3. In the first quarter of fiscal 1998, the Company crystallized its investment in Receptagen Ltd. described in the Company's audited consolidated statements dated March 31, 1997 and its annual filing. This investment is recorded as a long term investment on the Company's balance sheet. The Company assumed the financial responsibility of $678,074 in notes payable by Receptagen and issued 225,536 shares and 225,536 InterUnion share purchase warrants. In return, InterUnion received approximately 21,284,898 units of Receptagen and a note receivable for $678,074 from Receptagen. Each InterUnion share purchase warrant entitles the holder to purchase one share of InterUnion at $4.00. Each Receptagen unit is exchangeable into one Receptagen Common Share and one Receptagen warrant. Each Receptagen warrant entitles the holder to purchase one Receptagen share at C$0.14. InterUnion subsequently disposed of 8,189,655 Receptagen units, to hold 13,095,243.

4. During the second quarter, the Company sold its investment in Reeve, Mackay & Associates Ltd., InterUnion's auctionneering & appraisal business. The deconsolidation of Reeve, Mackay, permitted the Company to record a one time extraordinary gain on the disposition of $803,483 which represented the excess of the net liabilities of Reeve, Mackay over the net assets.

     The terms of the sale required the Company to finance the transaction valued at $575,000 at interest rate of 5.5%. The terms also required the purchaser to pay $90,000 within 90 days of the closing, July 1,1997. In September, the Company received $260,750. The balance of the note is recorded on the balance sheet at $302,460.

5. On July 1, the Company acquired a 33.33% interest in Leon, Fraser Black & Associates Limited, an investment management firm. This acquisition was recorded at a cost of $1,062,120 and will be accounted for under the equity method, as a long term investment. The terms of the acquisition requires the Company to pay the selling shareholders C$274,550 (USD$199,338) on the first and second anniversary of the transaction for a total of C$549,097.50. This amount can also be adjusted depending on the assets under management on the first anniversary. These amounts are accounted for on the balance sheet in equal amounts as notes payable under current liabilities and liabilities.

6. Earnings per share is computed using the weighted average number of common shares outstanding during the period. Loss per share is computed using the weighted average number of common shares outstanding during the period.

7. The interim consolidated financial statements for the period ending September 30, 1996 has been reclassified to reflect the Company's sale of its auction house, Reeve, Mackay & Associates Ltd.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

(1) OVERVIEW

During second quarter of fiscal 1998, InterUnion reported consolidated revenues of $2.6 million versus $2.4 million a year earlier.

Selected financial data from InterUnion's financial statements is (figures in 000's except per share data):

                             6 mo. ended  6 mo. ended  3 mo. ended  3 mo. ended
                              Sept. - 97   Sept. - 96   Sept. - 97   Sept. - 96
Revenues ....................      2,628        2,427        1,155          969
Net Profit (Loss) ...........        914         (255)         816         (277)

EPS - Operations ............       0.09        (0.30)        0.01        (0.37)
EPS - Discontinued Operations       0.65        (0.05)        0.65         0.00
EPS .........................       0.74        (0.35)        0.66        (0.37)
Working Capital .............      1,468        1,489        1,468        1,489
Cash Flow ...................      1,176         (135)         899         (216)
Total Assets ................     11,335       10,951       11,335       10,951
Shareholders' Equity ........      6,254        3,483        6,254        3,483

Common Share, # .............  1,220,250      969,714    1,220,250      969,714
Book Value Per Share ........       5.12         3.59         5.12         3.59

In the first quarter of fiscal 1998, InterUnion crystallized the recapitalization plan of Receptagen Ltd. InterUnion assumed the financial responsibility of $678,074 in notes payable by Receptagen and issued 225,536 shares and 225,536 InterUnion share purchase warrants. In return, InterUnion received approximately 21,284,898 units of Receptagen and a note receivable for $678,074 from Receptagen. Each InterUnion share purchase warrant entitles the holder to purchase one share of InterUnion at $4.00. Each Receptagen unit is exchangeable into one Receptagen Common Share and one Receptagen warrant. Each Receptagen warrant entitles the holder to purchase one Receptagen share at C$0.14. InterUnion subsequently disposed of 8,189,655 Receptagen units to hold 13,095,243.

During the second quarter, InterUnion focused solely on financial services and activities. InterUnion sold Reeve, Mackay and acquired a 33.33% interest in Leon, Fraser Black & Associates Limited, an investment management firm with over C$200 million in assets under management.


(2) NET REVENUES

For the first six months of fiscal 1998, InterUnion reported consolidated revenues of $2.6 million versus $2.4 million a year earlier, for an increase of 8.3%. Revenues for the three months to September 1997 were $1.2 million versus $0.97 million, for an increase of 23.7%. The increase in revenue is attributable to the increase in Fee Revenue as the Company concentrated on investment banking services.


(3) EXPENSES

Expenses for the first six months of fiscal 1998 decreased by $185,143, to $2,453,549 from $2,638,692 for the same period a year earlier. This translates into a 7.0% reduction. The reduction is attributable to the gain on foreign exchange and lower Selling, Marketing & Research costs due to the investment banking activities mentioned above.


(4) NET INCOME

Net income from operations for the six months ending September 30, 1997 was $914,494 or $0.74 per share versus a loss of $254,528 or $0.35 per share a year earlier. Net income for the three months ending September 30,1997 is $815,702 or $0.66 per share versus a loss of $276,664 or $0.38 in 1996. The increase in EPS is due to the increase in Fee

Revenue that the firm earned and the reduction in Selling, Marketing & Research costs described above and the gain on the sale of the Company's auction subsidiary Reeve, Mackay (see note 4, to the interim consolidated financial statements included in our Form 10-QSB for the period ending September 30, 1997.

For the six months ending September 30, 1997, InterUnion recorded a gain from discontinued operation of $691 versus a loss of $36,145 a year earlier. The increase in income from discontinued operation is due to InterUnion's auction subsidiary, Reeve, Mackay & Associates, ability to break-even in the quarter. The Company recorded a gain of $803,483 which represents the excess of the net liabilities of Reeve, Mackay over the net assets.

The average number of common shares outstanding for the six months ending September 30, 1997 is 1,229,616 versus 738,129 a year earlier. The Company issued additional shares in the form of Regulation "S" financings during the period in order to finance its expansion and the cash flow requirements of its subsidiaries. During the period, common shares were issued in the recapitalization of Receptagen Ltd. under Rule 144 and upon the exercise of both compensation options and warrants. In addition, the Company canceled 50,000 shares in September 1997.


(5) LIQUIDITY AND CAPITAL RESOURCES

With the exception of the balance of sale for the acquisition of Leon, Fraser, Black & Associates Limited, the Company does not have any long term debt. In order to meet its growth plans, and any operating cash if required, the Company's current policy is to issue additional capital stock. To date the Company has done this through the issuance of Confidential Private Placement Offerings under Regulation "D" or Regulation "S". The following are details of these private placements:


               Date       # of Shares    Amount           Type
          --------------  -----------  ---------  --------------------
          April 1994            2,500    $10,000  Regulation "D"
          May 1994              5,000     20,000  Regulation "D"
          July 1994            11,250     35,000  Regulation "D"
          August 1994          43,511     87,022  Regulation "D"
          October 1994          5,000     50,000  Regulation "D"
          March 1995           75,000    300,000  Regulation "D"
          June 1995            62,500    125,000  Regulation "D"
          October 1995        100,000    200,000  Regulation "D" & "S"
          March 1996          160,000    320,000  Regulation "D"
          September 1996      277,142    759,710  Regulation "S"
          June 1997            60,000    180,000  Regulation "S"
          September 1997       15,000     90,000  Regulation "S"
          September 1997      (50,000)  (260,750) Cancellation



The cancellation of the 50,000 shares in September represents the initial payment on the sale of Reeve, Mackay & Associates Ltd.


(6) ACQUISITION PROGRAM AND NEW RESEARCHES CORPORATION

In July 1997, InterUnion acquired a 33% interest in Leon Fraser, Black & Associates Limited. ("LFB"). InterUnion's investment in LFB has been financed from working capital. LFB has approximately C$200 million under management, thus bringing total assets under management through the InterUnion Group of companies to almost C$300 million. This investment is reflected in InterUnion's financial statements for the second quarter of fiscal 1998.

InterUnion's management continues to explore opportunities for the acquisition of operating companies that will provide additional liquidity and cash flow. Such acquisitions would be financed by the issuance of common stock from treasury or, if required, by means of private placement. Management has investigated a number of opportunities, and to date, has secured an option on New Researches and finalized the investment banking facilities offered to Receptagen as they have met the Company's objectives. The Company is also considering special situation acquisitions linked to bridge financing activities.


(7) CONCLUDING REMARKS

There are no other known trends, events or uncertainties that may have, or are reasonably likely to have, a material impact on the Company's short-term or long-term liquidity that it has not been discussed above.

In addition, there are no significant income or losses that have risen from the Company's continuing operations that have not been analyzed or discussed above. In addition, there has not been any material change in any line item that is presented on the financial statements which has not been discussed above.

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

In the opinion of management the financial statements for the periods ending September 30, 1997 accurately reflect the operations of the Company and its subsidiaries. The Company has taken every reasonable step to assure itself that its quarterly financial statements do not represent a distorted picture to anyone having a business reason to review such statements and who has also reviewed its previous audited annual financial statements for the year ended March 31, 1997.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were put to a vote of security holders, during the period as per the Company's filing of its Schedule 14C, which is referred to by reference.

A. On the proposal to have the Special meeting held in lieu of an annual meeting of the shareholders of InterUnion. Approved.

B. On the proposal to receive the consolidated financial statements of the Company for the fiscal year ended March 31, 1997, together with the report of the auditors therein and the Annual Report of the directors to the shareholders. Approved.

C.   On the proposal to elect Mr. Georges Benarroch, Dr. Colin Bier,
     Ms. Karen Lynn Bolens, Ms. Ann Glover, Mr. Selwyn J. Kletz and
     Mr. Jacques Meyer de Stradelhofen to the Board of Directors to serve until the next shareholders meeting and have Mr. Georges Benarroch serve as Chairman. Approved.

D. On the proposal to authorize the Board of Directors to appoint the auditors and to fix the remuneration that the auditors are to be paid. Approved.

E. On the proposal to approve an amendment (the "Amendment") to the Corporation's Certificate of Incorporation, as amended, to decrease the authorized Common Stock of the Corporation from 100,000,000 shares to 2,500,000, to decrease the authorized Class B Preferred Share from 50,000,000 to 1,000 shares and to decrease the authorized Class C Preferred Share from 50,000,000 to 1,000 shares. The decrease in authorized Common Stock and Class B and C Preferred Shares will reduce the Franchise Tax as computed by the State of Delaware pursuant to the laws of the State of Delaware. Approved.


ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


Exhibit 27  Financial Data Schedule (for S.E.C. use only).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               InterUnion Financial Corporation
                                               --------------------------------
                                                         (Registrant)


Date   November 12, 1997                       /s/  Georges Benarroch, Director
------------------------                       --------------------------------
                                                         (Signature)*


Date   November 12, 1997                       /s/  Ann Glover, Director
------------------------                       ---------------------------------
                                                         (Signature)*

* Print the name and title of each signing officer under his signature.