Form 10QSB
period 1997-12-31
INTERUNION FINANCIAL CORP
filed 1998-02-13
CIK 924805

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31,1997

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                   For the transition period from _____________ to ____________ Commission file number _______________________________


                        INTERUNION FINANCIAL CORPORATION
       (Exact name of small business issuer as specified in its charter)



Delaware                                       87-0520294
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


249 Royal Palm Way, Suite 301 H,               33480
Palm Beach, Fl                                 (Zip Code)
(Address of principal executive offices)



(561) 820 - 0084
(Issuer's telephone number)

________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares - 1,220,250 as of January 31,1998.

Transitional Small Business Disclosure Format (Check One)  Yes / /  No /X/

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                                        INTERUNION FINANCIAL CORPORATION
                                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                  FOR THE NINE MONTHS ENDED DECEMBER 31, 1997

                                                              3 mos ended  3 mos ended  9 mos ended  9 mos ended
                                                                Dec.-97      Dec.-96      Dec.-97      Dec.-96
REVENUES
 Commissions, trading & investment income                         129,173      856,820    2,127,834    2,966,354
 Fee Revenue                                                      236,843      148,642      866,421      465,950
                                                                ---------  -----------   ----------    ---------
                                                                  366,016    1,005,462    2,994,255    3,432,304
                                                                ---------  -----------   ----------    ---------
EXPENSES
 Selling, General & Administration                                755,660    1,030,081    3,100,834    3,563,792
 Foreign Exchange Loss (Gain)                                      17,004        9,797         (237)       8,770
 Interest & Bank Charges Expense (Income)                         (12,204)     (55,018)      (2,779)     (68,578)
 Amortization & Depreciation                                       57,756       60,504      173,947      180,072
                                                                ---------   ----------   ----------    ---------
                                                                  818,216    1,045,364    3,271,765    3,684,056
                                                                ---------   ----------   ----------    ---------
PROFIT (LOSS) FROM CONTINUING OPERATIONS - BEFORE INCOME
TAXES                                                            (452,200)     (39,902)    (277,510)    (251,752)
PROVISION FOR INCOME TAXES (RECOVERABLE)                         (134,370)      (1,422)     (70,000)       5,111
                                                                ---------   ----------    ---------    ---------
PROFIT (LOSS) FROM CONTINUING OPERATIONS                         (317,830)     (38,480)    (207,510)    (256,863)
 Gain (Loss) from Discontinued Operation                             ----      (17,969)         691      (54,114)
 Gain on Disposal of Discontinued Assets                             ----         ----      803,483         ----
                                                                ---------   ----------    ---------    ---------
NET PROFIT (LOSS) FOR THE PERIOD                                 (317,830)     (56,449)     596,664     (310,977)
FOREIGN EXCHANGE TRANSLATION EFFECT                                (7,467)        ----       (7,123)        ----
RETAINED EARNINGS (DEFICIT)
- BEGINNING OF PERIOD                                            (652,640)  (1,582,656)  (1,587,478)  (1,328,128)
                                                                ---------   ----------   ----------   ----------
RETAINED EARNINGS (DEFICIT)
- END OF PERIOD                                                  (977,937)  (1,639,105)    (977,937)  (1,639,105)
                                                                =========   ==========   ==========   ==========
FINANCIAL OVERVIEW
 Common Shares Outstanding                                      1,220,250      969,714    1,220,250      969,714
 Weighted Average Shares Outstanding                            1,220,250      969,714    1,202,040      807,984
 EPS - From Continuing Operations                                   (0.26)       (0.04)       (0.17)       (0.31)
 EPS - From Discontinuing Operations                                 0.00        (0.02)        0.67        (0.07)
 EPS                                                                (0.26)       (0.06)        0.50        (0.38)

          See Accompanying Notes to Consolidated Financial Statements

                                        INTERUNION FINANCIAL CORPORATION
                                           CONSOLIDATED BALANCE SHEET
                                            AS AT DECEMBER 31, 1997

                                                                9 mos at    9 mos at     12 mos at    12 mos at
                                                                 Dec.-97     Dec.-96      Mar-97       Mar-96
CURRENT ASSETS
 Cash                                                             675,664      447,314      349,738      674,159
 Due from brokers and dealers                                     388,874      374,455      166,062    1,168,190
 Client deposits                                                  651,889      932,037    5,967,989    2,093,966
 Marketable securities                                            338,462      627,911   29,457,965    2,625,585
 Accounts receivable                                              449,785      287,652      226,663      148,078
 Income tax receivable                                              9,198       26,294       22,197        1,597
 Prepaid expenses and other current assets                        118,270      102,516      151,483       65,698
 Notes receivable                                               1,090,932          ---          ---          ---
                                                                ---------    ---------   ----------    ---------
                                                                3,723,074    2,798,179   36,342,097    6,777,273
                                                                ---------    ---------   ----------    ---------
CAPITAL ASSETS                                                  1,453,816    1,667,799    1,609,905    1,827,240
NOTES RECEIVABLE                                                  306,673          ---          ---          ---
LONG TERM INVESTMENTS                                           3,064,697      265,384      256,945      140,000
GOODWILL AND NON-CURRENT ASSETS                                   377,901      399,810      394,332      416,240
DISCONTINUED ASSETS                                                   ---      523,603      217,228      203,254
                                                                ---------    ---------   ----------    ---------
                                                                5,203,087    2,856,596    2,478,410    2,586,734
                                                                ---------    ---------   ----------    ---------

                                                                ---------    ---------   ----------    ---------
                                                                8,926,161    5,654,775   38,820,507    9,364,007
                                                                =========    =========   ==========    =========
CURRENT LIABILITIES
 Due to brokers and dealers                                       216,241          ---   33,012,864    2,499,665
 Due to clients                                                   712,342      831,710    1,320,874    3,035,310
 Accounts payable and accrued liabilities                         577,642      594,540      257,470      314,030
 Notes payable                                                  1,278,941          ---          ---          ---
                                                                ---------    ---------   ----------    ---------
                                                                2,785,166    1,426,250   34,591,208    5,849,005
                                                                ---------    ---------   ----------    ---------
DUE TO RELATED PARTIES                                             20,056          ---          ---      119,462
NOTES PAYABLE                                                     192,059          ---          ---          ---
DISCONTINUED LIABILITIES                                              ---      802,272      504,962      361,692
DEFERRED INCOME TAX LIABILITY                                         ---          ---       85,000          ---
                                                                ---------    ---------   ----------    ---------
                                                                  212,115      802,272      589,962      481,154
                                                                ---------    ---------   ----------    ---------
SHAREHOLDERS EQUITY
 Capital Stock and additional paid-in capital                   6,906,817    5,065,358    5,206,815    4,361,976
 Retained Earnings (Deficit)                                     (977,937)  (1,639,105)  (1,567,478)  (1,328,128)
                                                                5,928,880    3,426,253    3,639,337    3,033,848
                                                                ---------   ----------   ----------   ----------
                                                                8,926,161    5,654,775   38,820,507    9,364,007
                                                                ---------   ----------   ----------   ----------

          See Accompanying Notes to Consolidated Financial Statements

                           INTERUNION FINANCIAL CORPORATION
               CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                      FOR THE NINE MONTHS ENDED DECEMBER 31, 1997

                                                                     9 mos ended   9 mos ended  12 mos ended  12 mos ended
                                                                       Dec.-97       Dec.-96       Mar-97        Mar-96
OPERATING ACTIVITIES
 Net Income (Loss)                                                      596,664     (310,977)      (230,153)    (504,626)
 Amortization                                                           173,947      180,072        240,912      244,739
 Non cash compensation                                                  120,000          ---        117,500          ---
 Gain on disposition of discontinued operations                             ---          ---            ---     (117,296)
 Deferred income tax                                                    (85,000)       5,111         85,000         ---
                                                                    -----------   ----------    -----------  -----------
                                                                        805,611     (125,794)       213,259     (377,183)
 Increase (decrease) in due to/from brokers and
  dealers, net                                                      (33,189,513)  (1,705,930)    31,515,327  (28,663,907)
 Increase (decrease) in due to/from clients, net                      4,707,568   (1,041,671)    (5,588,459)  15,720,553
 Increase (decrease) in marketable securities                        29,022,136    1,992,563    (26,882,380)  13,056,486
 Increase (decrease) in accounts receivable &
  sundry assets                                                        (176,910)    (201,089)      (184,970)    (136,916)
 Decrease (increase) in accounts payable and
  accrued liabilities                                                   320,172      280,510        (56,560)      30,571
 Increase (decrease) in assets and liabilities
  related to discontinued operations                                   (287,734)     120,231        129,296       31,629
                                                                     ----------    ---------     ----------   ----------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES                          1,201,330     (681,180)      (854,487)    (338,767)
                                                                     ----------    ---------     ----------   ----------
FINANCING ACTIVITIES
 Capital stock and additional paid-in capital issued                  1,580,002      703,382        727,339      555,000
 Increase (decrease) in due to related parties                           20,056     (119,462)      (119,462)      18,589
 Notes payable                                                        1,476,751         ----           ----         ----
                                                                      ---------    ---------     ----------   ----------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES                          3,076,809      583,920        607,877      573,589
                                                                      ---------    ---------     ----------   ----------
INVESTING ACTIVITIES
 Capital assets                                                         (12,688)      (4,475)       (10,866)     (37,872)
 Long term investments                                               (2,861,451)    (125,110)       (66,945)     (13,472)
 Notes receivable                                                    (1,078,074)        ----           ----         ----
                                                                     ----------    ---------      ---------    ---------
CASH PROVIDED (USED) IN INVESTING ACTIVITIES                         (3,952,213)    (129,585)       (77,811)     (51,344)
                                                                     ----------    ---------      ---------    ---------
INCREASE (DECREASE) IN CASH                                             325,926     (226,845)      (324,421)     183,478
CASH - BEGINNING OF YEAR                                                349,738      674,159        674,159      490,681
                                                                     ----------    ---------      ---------    ---------
CASH - END OF YEAR                                                      675,664      447,314        349,738      674,159
                                                                     ==========    =========      =========    =========

          See Accompanying Notes to Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 1997



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

3. In the first quarter of fiscal 1998, the Company crystallized its investment in Receptagen Ltd. described in the Company's audited consolidated statements dated March 31, 1997 and its annual filing. This investment, is recorded as a long term investment on the Company's balance sheet. The Company assumed the financial responsibility of USD $297,970 and C$500,630 (approximately USD $350,200) in notes payable by Receptagen and its trade creditors, up to approximately C$9 million for which the Company and the creditors have agreed will be settled with a payment of C$0.20 per dollar in units of the Company valued at $4.00 per unit. The Company issued 225,536 units. Each unit includes one Common Share and one Common Share Purchase Warrant at $5.00 for 2 years. In return, InterUnion received a note receivable for USD $297,970 and C$500,630 (approximately USD $350,200) and a Rollover Debenture for up to approximately C$1.8 million. The Rollover Debenture is convertible into units of Receptagen at a conversion price of C$0.07 per unit. Each Receptagen unit is exchangeable into one Receptagen Common Share and one Receptagen Share Purchase Warrant at C$0.14 for two years from the date of conversion. InterUnion subsequently disposed of 9,008,618 Receptagen units to hold 13,761,703. The Company anticipates that it will be required to issue additional units to settle claims of Receptagen not settled as of this date with the Trustee. The Company will be compensated for issuing these units on identical basis as mentioned above. It is anticipated that these outstanding claims will be settled prior to the end of its current fiscal year.

As of December 31, 1997, the Receptagen restructuring had not received a discharge from the courts and therefore, additional InterUnion units with a value of up to $206,077.35 could still be issued. Should InterUnion issue these units, it will receive up to 2,943,642 Receptagen units.

4. During the second quarter, the Company sold its investment in Reeve, Mackay & Associates Ltd., InterUnion's auctionneering & appraisal business. The deconsolidation of Reeve, Mackay, permitted the Company to record a one time extraordinary gain on the disposition of $803,483 that represented the excess of the net liabilities of Reeve, Mackay over the net assets.

     The terms of the sale required the Company to finance the transaction valued at $575,000 at interest rate of 5.5%. The terms also required the purchaser to pay $90,000 within 90 days of the closing, July 1,1997. In September, the Company received $268,750. The balance of the note is recorded on the balance sheet at $306,700.

5. In July 1997, the Company acquired a 33.33% interest in Leon, Frazer Black & Associates Limited, an investment management firm. This acquisition was recorded at a cost of $1,062,120 and will be accounted for under the equity method, as a long term investment. The terms of the acquisition requires the Company to pay the selling shareholders C$274,550 (USD$192,000) on the first and second anniversary of the transaction for a total of C$549,100 (USD$384,000). This amount can also be adjusted depending on the assets under management on the first anniversary. These amounts are accounted for on the balance sheet in equal amounts as notes payable under current liabilities and liabilities.

6. In December 1997, the Company issued 177,750 Common Shares as collateral for a $400,000 loan. The terms of the loan call for the interest, 11% per annum, to be paid up on reimbursement of the capital no later than August 9, 1998.
The Company used the proceeds of the loan to lend the same amount to Receptagen at similar terms and an additional 10,000,000 Receptagen warrants with an exercise price of $0.10 subject to Receptagen's non interested shareholder's approval. The principal amount of the loans can be increased to $700,000. Should the amount be increased to $700,000 the Company will have to issue additional Common Shares as collateral. These Common Shares have not been treated as outstanding as they are held only for the purpose of collateral.

7. The Company adopted SFAS 128 - Earnings Per Share in the third quarter of fiscal 1998. Earnings (loss) per share and per share amounts for all periods have been restated to comply with SFAS 128.

8. The interim consolidated financial statements for the period ending December 31, 1996 has been reclassified to reflect the Company's sale of its auction house, Reeve, Mackay & Associates Ltd.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

(1) OVERVIEW

During first nine months of fiscal 1998, InterUnion Financial Corporation (the "Company" or "InterUnion") reported consolidated revenues of $3.0 million versus $3.4 million a year earlier, a decrease of 12.8%.

Selected financial data from InterUnion's financial statements is (figures in 000's except per share data):


                               3 mo. ended  3 mo. ended  3 mo. ended  3 mo. ended  3 mo. ended
                                Dec. - 97   Sept. - 97    June - 97   March - 97    Dec. - 96
Revenues                              366        1,155        1,473        2,280        1,005
Net Profit (Loss)                    (318)         816           98           81          (56)
EPS -  Operations                   (0.26)        0.01         0.09         0.43        (0.04)
EPS - Discontinued Operations        0.00         0.65         0.00        (0.34)       (0.02)
EPS                                 (0.26)        0.66         0.09         0.09        (0.06)
Working Capital                       938        1,468        2,146        1,751        1,372
Cash Flow                            (370)         899          277          339            3
Total Assets                        8,926       11,335       10,063       38,821        5,655
Shareholders' Equity                5,929        6,254        5,617        3,639        3,426
Common Share, #                 1,220,250    1,220,250    1,255,250      969,714      969,714
Book Value Per Share                 4.86         5.13         4.48         3.75         3.53

During the current fiscal year, InterUnion crystallized the recapitalization plan of Receptagen Ltd. ("Receptagen"). InterUnion assumed the financial responsibility of USD $297,970 and C$500,630 (approximately USD $350,200) in notes payable by Receptagen and its trade creditors, up to approximately C$9 million for which the Company and the creditors have agreed will be settled with a payment of C$0.20 per dollar in units of the Company valued at $4.00 per unit. The Company issued 225,536 units. Each unit includes one Common Share and one Common Share Purchase Warrant at $5.00 for 2 years. In return, InterUnion received a note receivable for USD $297,970 and C$500,630 (approximately USD $350,200) and a Rollover Debenture for up to approximately C$1.8 million. The Rollover Debenture is convertible into units of Receptagen at a conversion price of C$0.07 per unit. Each Receptagen unit is exchangeable into one Receptagen Common Share and one Receptagen Share Purchase Warrant at C$0.14 for two years from the date of conversion. InterUnion subsequently disposed of 9,008,618 Receptagen units to hold 13,761,703.

In addition, InterUnion assisted Receptagen in identifying a suitable merger partner. On December 5, 1997, Receptagen signed a Share Exchange Agreement with Scitech Genetics PTE Ltd. ("SGL") of Singapore. Receptagen and SGL are to merge in March 1998 upon the completion of a public financing for which InterUnion's wholly owned subsidiary Credifinance Securities Limited will act as a lead agent.

InterUnion successfully divested itself of its interest in Reeve, Mackay in order to solely focus on financial services and investment banking activities. In July 1997, InterUnion closed its 33.3% interest in Leon, Frazer Black & Associates Limited. In January 1998 InterUnion announced it has agreed to acquire 90% of Cluster Asset Management Limited which owns The Glen Ardith-Frazer Corporation which has approximately C$150 million in assets under management. These acquisitions bring the total assets under management to approximately C$450 million.


(2) NET REVENUES

For the first nine months of fiscal 1998, InterUnion reported consolidated revenues of $3.0 million versus $3.4 million a year earlier, for a decrease of 12.8%. Revenues for the three months to December 1997 were $0.4 million versus $1.0 million, for a decrease of 63.6%. The decrease in revenue is attributable to the reduction in the market value of warrants that the company received as additional compensation from its investment banking activities. During the same period Fee Revenue increased to $236,843 from $148,642, or 59.3%, as the Company continues to focus on its investment banking services.

(3) EXPENSES

Expenses for the first nine months of fiscal 1998 decreased by $412,291 or
11.2% to $3,271,765 from $3,684,056 for the same period a year earlier.   For
the quarter, expenses decreased by $227,148 or 21.7% to $818,216 from $1,045,364. The reduction is attributable to the continued shift in remuneration from fixed to performance based and a reduction in fixed overhead.


(4) NET INCOME

Net income from operations for the nine months ending December 31, 1997 was $596,664 or $0.50 per share versus a loss of $310,977 or $0.39 per share a year earlier. For the three months ending December 31,1997, InterUnion lost $317,830 or $0.26 per share versus a loss of $56,449 or $0.04 a year earlier. The increase in the nine months EPS is due to the extra ordinary gain on the divesture of the Company's auction subsidiary Reeve, Mackay (see note 4 of the interim consolidated financial statements). The decrease in the third quarter EPS is due to the reduction in market value of the Company's compensation warrants mentioned above under Net Revenue.

The average number of common shares outstanding for the nine months ending December 31, 1997 is 1,202,040 versus 807,984 a year earlier. The average number of common shares outstanding for the three months ending December 31, 1997 is 1,220,250 versus 969,714 a year earlier. The change in shares outstanding is due to the fact that additional shares in the form of Regulation "S" were issued during the period in order to finance its expansion and the exercise of outstanding warrants and compensation options. During the period, common shares were issued in the recapitalization of Receptagen Ltd. under Rule 144 and upon the exercise of both compensation options and warrants of a previous private placement. In addition, the Company canceled 50,000 shares previously issued and outstanding in September 1997.


(5) LIQUIDITY AND CAPITAL RESOURCES

In order to meet its growth plans, the Company's current policy is to issue additional capital stock. To date the Company has done this through the issuance of Confidential Private Placement Offerings under Regulation "D" or Regulation "S". The following are details of private placements that were completed within the last two (2) years:


              Date       # of Shares    Amount        Type
         --------------  -----------    -------  --------------
           March 1996      160,000      320,000   Regulation "D"
         September 1996    277,142      759,710   Regulation "S"
           June 1997        60,000      180,000   Regulation "S"
         September 1997     15,000       90,000   Regulation "S"


In September 1997, the Company canceled 50,000 common shares that represents the initial payment on the sale of Reeve, Mackay & Associates Ltd.

In addition, the Company will borrow funds to match its bridge lending requirements. A bridge loan to Receptagen was completed in December 1997. The amount of this loan was $400,000, with the option to increase it to $700,000. InterUnion successfully negotiated favorable terms to borrow these funds.

InterUnion is also indebted to third parties in the amount of USD$297,970 and C$500,630 (approximately USD$350,200), which the Company is to receive from Receptagen when the notes come due.

All of InterUnion's notes payable are matched with notes receivable that carry substanially identical terms of repayment, with the exception of the balance of sale for the acquisition of Leon, Frazer, Black & Associates Limited. The Company plans to either pay these amounts from operating cash flow or issue additional common shares from treasury.

(6) ACQUISITION PROGRAM

In July 1997, InterUnion acquired a 33% interest in Leon Fraser, Black & Associates Limited. ("LFB"). InterUnion's investment in LFB has been financed from working capital. LFB has approximately C$200 million under management. This investment is reflected in InterUnion's financial statements for the second quarter of fiscal 1998.

In January 1998, InterUnion announced it has agreed to acquire 90% of the issued and outstanding shares of Cluster Asset Management Limited which owns 100% of the issued and outstanding common shares The Glen Ardith-Frazer Corporation, the minority owner is LFB. LFB acquired its interest prior to InterUnion acquiring its 33.3% of LFB. The Glen Ardith-Frazer Corporation is an investment management firm with approximately C$150 million under management.

InterUnion's management continues to explore opportunities for the acquisition of operating companies that will provide additional cash flow and liquidity to its common share. Such acquisitions would be financed by the issuance of common stock from treasury or, if required, by means of private placement or at a last resort from operations. Management continues to investigate a number of opportunities in the investment management field and the investment banking activities. However, the Company only plans to consummate such acquisition if they meet the Company's objectives. The Company is also considering special situation acquisitions linked to bridge financing activities.

In addition to the above, the Company is also exploring various opportunities in the management of multiple residential real estate properties. Such activities are at a very early stage and the Company cannot indicate if any of these opportunities will materialize into any successful project.


(7) CONCLUDING REMARKS

There are no other known trends, events or uncertainties that may have, or are reasonably likely to have, a material impact on the Company's short-term or long-term liquidity that has not been discussed above.

In addition, there are no significant income or losses that have arisen from the Company's continuing operations that have not been analyzed or discussed above. In addition, there have not been any material change in any line item that is presented on the financial statements that has not been discussed above.


(8) CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATIONS

The Company and its subsidiaries operate in a rapidly changing environment that involves a number of factors, some of which are beyond management's control, such as financial market trends both domestic and foreign in addition to investors' appetite for new financings.

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

In the opinion of management the financial statements for the periods ending December 31, 1997 accurately reflect the operations of the Company and its subsidiaries. The Company has taken every reasonable step to assure itself that its quarterly financial statements do not represent a distorted picture to anyone having a business reason to review such statements and who has also reviewed its previous audited annual financial statements for the year ended March 31, 1997.

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


                                      InterUnion Financial Corporation
                               ---------------------------------------------
                                                (Registrant)

Date February 11, 1998               /s/  Georges Benarroch, Director
                               ---------------------------------------------
                                                (Signature)*

Date February 11, 1998           /s/  Jacques Meyer De Stadelhofen, Director
                               -----------------------------------------------
                                                 (Signature)*



* Print the name and title of each signing officer under his signature.