Form 10KSB40
period 1998-03-31
INTERUNION FINANCIAL CORP
filed 1998-06-29
CIK 924805

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB

     PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:        March 31, 1998                Commission File No: 000-28638

                        INTERUNION FINANCIAL CORPORATION
       (Exact name of small business issuer as specified in its charter)


Delaware                                                                               87-0520294
--------                                                        ---------------------------------
(State or other jurisdiction of incorporation or organization)  (IRS Employer Identification No.)
249 Royal Palm Way, Suite 301 H, Palm Beach, Fl                                             33480
-----------------------------------------------                 ---------------------------------
(Address of principal executive offices)                                               (Zip Code)
(561) 820 - 0084                                                                 (561) 655 - 0146
----------------                                                ---------------------------------
(Issuer's telephone number)                                          (Issuer's telecopier number)




Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     Common Stock $0.001 Par Value


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year: $ 3,115,407

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. $ 5,053,306 As at June 11, 1998

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares - 1,706,003 as of June 11,1998.

Transitional Small Business Disclosure Format (Check One)  Yes [x]  No [ ]

                        INTERUNION FINANCIAL CORPORATION
                                  FORM 10-KSB
                               TABLE OF CONTENTS




     PART I........................................................................3
       Item 1  DESCRIPTION OF BUSINESS.............................................3
       Item 2  DESCRIPTION OF PROPERTY.............................................8
       Item 3  LEGAL PROCEEDINGS...................................................8
       Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................9
     PART II.......................................................................9
       Item 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............9
       Item 6  MANAGEMENT'S DISCUSSION AND ANALYSIS...............................11
       Item 7  FINANCIAL STATEMENTS...............................................17
       Item 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE................................17
     PART III.....................................................................18
       Item 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.........18
       Item 10 EXECUTIVE COMPENSATION.............................................21
       Item 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....22
       Item 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................24
       Item 13 EXHIBITS AND REPORTS ON FORM 8-K...................................24

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

Further on February 15, 1994, a Plan and Agreement of Merger of AU 'NAG, INC.
(Utah) and AU 'N AG, INC. (Delaware) was executed. On the same day a Certificate of Merger was executed by the above corporations. This Certificate of Merger was filed in the office of the Secretary of Delaware on March 10,1994. Under the Certificate of Merger AU 'N AG, INC., the Delaware Corporation, was the surviving corporation. See Exhibit E-5 and E-9.

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

As provided in the Plan and Agreement of Merger, the sole purpose of the above-referenced merger was to change the issuer's domicile from Utah to Delaware and the exchange of securities from one corporation to another was, in the opinion of management, outside of the provisions of Rule 145 as promulgated by the Securities & Exchange Commission. It is also the position of management that the exchange of stock was a transaction by an issuer not involving any public offering and thus was within the protection of Section 4(2) of the Securities Act of 1933, and exempted from registration requirements.

On April 11, 1994, a Certificate of Amendment of the Certificate of Incorporation of AU 'N AG, INC. (Delaware) was executed, providing that the name of the Company be changed to: INTERUNION FINANCIAL CORPORATION ("IUFC" or "InterUnion" or the "Company"). This change of name was filed by the office of the Secretary of State of Delaware on April 19, 1994.

Subsequent to a filing of information submitted to the National Association of Securities Dealers, Inc. (NASD) pursuant to Schedule H of the NASD By-Laws and Rule 15c 2-11 under the Securities Act of 1934, on July 27,1994 IUFC was cleared for listing on the OTC Bulletin Board. The Company currently trades under the symbol: IUFC.

Subsequent to approval by the required shareholders at a meeting held October 14, 1994, the common stock was consolidated at a ratio of ten (10) to one (1). Further, based upon shareholder approval at that meeting, a Certificate of Amendment was filed with the Secretary of State.

On January 18, 1995 the Company acquired all of the outstanding capital stock of BEARHILL LIMITED, a British Virgin Islands corporation, for the issuance of 22,262 shares of common stock of the Company.

On January 18, 1995 the Company acquired all of the outstanding capital stock and preferred shares of GUARDIAN TIMING SERVICES, INC., a corporation organized under the laws of Ontario, Canada, for the issuance of 5,566 shares of common stock of the Company.

Upon application to the Florida Department of State, on February 2,1995, the Company was qualified and authorized to transact business in the State of Florida. The Company moved its principal office to 249 Royal Palm Way, Suite 301-H, Palm Beach, Florida 33480.

On March 20, 1995, the Company acquired all of the stock of I & B, INC., a Delaware corporation, CREDIFINANCE CAPITAL INC., a corporation organized under the laws of Ontario, Canada, CREDIFINANCE SECURITIES LIMITED ("Credifinance"), a corporation organized under the laws of Ontario, Canada, and ninety-five percent (95%) of the stock of ROSEDALE REALTY CORPORATION ("Rosedale"), a corporation organized under the laws of Ontario, Canada, for the issuance of 75,000 shares of common stock. The Company further acquired the remaining outstanding stock of Rosedale for the issuance of 1,230 shares of common stock. It should be noted that in 1996 the Company disposed, by way of an assignment in bankruptcy, of its shares in Rosedale. This assignment was a voluntary petition filed by Credifinance Capital, Inc., the owner of Rosedale, on September 29, 1995. The decision to file for bankruptcy was made after negotiations for a merger of Rosedale with another firm were unsuccessful. Rosedale had never been profitable subsequent to its acquisition and Credifinance Capital, Inc. made the decision to cease financing Rosedaleis operations. The bankruptcy was concluded and there are no outstanding lawsuits against either Credifinance Capital, Inc. or the parent, InterUnion Financial Corporation.

At a special meeting of the shareholders held on May 17, 1996, the Board of Directors was authorized to consolidate all authorized shares in a ratio of twenty (20) to one (1). At the time of this authorization, the total of all issued and outstanding voting shares of stock was 13,851,156.

REEVE, MACKAY & ASSOCIATES LTD. ("Reeve, Mackay") was formed May 15, 1995 as a corporation organized under the laws of Ontario, Canada. All capital stock of this corporation was originally issued to InterUnion Financial Corporation. Due to Reeve, Mackay's continued operating deficit and cash requirements, the Company divested itself of its interest in Reeve, Mackay. The Company in divesting itself of Reeve, Mackay in July 1997, was successful in recovering all of its advances to and investment in Reeve, Mackay.

On January 19, 1997, the Company entered into an agreement where it would act as an investment banker in the recapitalization of RECEPTAGEN Ltd. ("Receptagen") (see Exhibit 10(vii)). Receptagen is a corporation incorporated under the laws of Canada. Receptagen is listed on the Toronto Stock Exchange
(RCG) and trades on the NASDAQ Over-the-Counter (RCEPF). Currently, it is not the intention of the Company to consider its investment in Receptagen as an integral part of its business outside of its bridge financing and special situation activities.

On July 1, 1997, the Company acquired a one third interest in LEON FRAZER, BLACK & ASSOCIATES LIMITED. ("LFB"), a corporation organized under the laws of Ontario, Canada. The Company acquired its interest for cash and notes payable.

On August 18, 1997, at the Company's Shareholders' meeting it was approved that the Company's authorized capitalization be as follows:

      2,500,000 shares of common voting stock at $.001 par value.

      1,500,000 shares of Class A preferred stock at $.10 par value.

      1,000 shares of Class B preferred stock at $0.10 par value.

      1,000 shares of Class C preferred stock at $0.10 par value.

A Certificate of Amendment was filed with the Secretary of State, State of Delaware, requesting the above modification.

Effective March 1, 1998, the Company acquired all of the outstanding common stock in CLUSTER ASSET MANAGEMENT LIMITED ("CAM"), a corporation organized under the laws of Ontario, Canada, for the issuance of 213,194 shares of Common Stock of the Company and 106,597 shares purchase warrants. On May 26, 1998, CAM changed its name to INTERUNION ASSET MANAGEMENT LIMITED ("IUAM").

Effective March 31, 1998, the Company acquired 45% of the outstanding common shares of BLACK INVESTMENT MANAGEMENT LIMITED ("BIM"), a corporation organized under the laws of Ontario, Canada, for the issuance of 216,640 shares of common stock of the Company and cash.

     (b) BUSINESS OF ISSUER

GENERAL

The Company was formed as a "business bank" which would acquire, when possible, a majority interest in financial services companies.

The Company also provides bridge financing which is a part of its investment banking activities. Such financings can be provided to companies outside the financial service sector and can be extended for a period of up to three years, depending on the complexity of the undertaking.

InterUnion is both a holding and an operating company engaging in activities separate from the activities of its named subsidiaries: InterUnion derives independent revenues from its own investment banking activities.

PRODUCTS AND/OR SERVICES OF ACTIVE SUBSIDIARIES

In addition to the operations of InterUnion Financial Corporation as the parent, the Company owns operating subsidiary corporations. A description of the business operations of these subsidiaries is as follows:

       Investment Banking                  Investment Management
InterUnion Financial Corporation  InterUnion Asset Management Limited
Marbury Trading Corporation       Bearhill Limited
Credifinance Capital, Inc.        Black Investment Management Limited
Credifinance Securities Limited   Guardian Timing Services Inc.
                                  Leon Frazer, Black & Associates Limited
                                  The Glen Ardith-Frazer Corporation

     (1) UNDERWRITING AND RESEARCH

Credifinance Capital, Inc. is an investment corporation located in Toronto, Canada. The business activities of this company are limited to short term trading in securities and it owns Credifinance Securities Limited.

Credifinance Securities Limited ("Credifinance") started operations in September 1991 as an institutional boutique active in trading for the accounts of clients, in the fixed income and equity markets. Credifinance acts exclusively as agent. Credifinance's specialize research is the basis of its trading and corporate finance activities.

Between 1994 and 1998, Credifinance has been active in the financing of Canadian companies. Credifinance is a member of the International Securities Market Association, in addition, as a member of the Investment Dealers Association, the Toronto Stock Exchange and the Montreal Exchange, Credifinance is invited in most banking groups. Credifinance has acted as sole or co-underwriter in 26 transactions representing C$255 million in financings. (C$ means Canadian currency. All other amounts are in US dollars.)

     (2) INVESTMENT MANAGEMENT

The Company has interests in four independently operated investment management firms all located in Toronto, Canada.

Guardian Timing Services, Inc. ("Guardian") is an independent investment and fund management firm located in Toronto, Canada, with approximately C$80 million in assets under management. Guardian manages the Canadian Protected Fund, the Protected American Fund and the First America Fund, in addition to being the co-manager of the India Excel Fund. It uses a proprietary ITM market timing model owned by Bearhill Limited, Inc., another subsidiary of the Company.

Bearhill Limited ("Bearhill") is an investment management firm located in the British Virgin Islands. Bearhill owns the proprietary rights to certain computer software known as ITM Software, which is a computer software program which is used to generate buy and sell signals with respect to any stock market monitored. The forecasting technique used by the ITM market timing model involves general market indicators, interest rates and monetary analysis, market perception indicators, and various statistical data to detect trends. The model is continually updated and has been credited with successfully avoiding many of the overall market declines in the early part of the 1990s.

Black Investment Management Limited ("BIM") is an independent investment counsel located in Toronto, Canada, that provides professional management of financial assets for pension funds, corporations, foundations, mutual funds and group investment plans. BIM was established in 1973 by Mr. Paul Black and Mr. Robert W. Crosbie. Today BIM has approximately C$450 million in assets under administration. IUFC has a 45% interest in BIM and is accounted for under the equity method.

Leon Frazer, Black & Associates Limited ("LFB") was established in 1939 and is the second oldest independent counseling and investment management firm in Toronto, Canada. LFB manages assets for high net worth individuals of approximately C$250 million. LFB also manages a mutual fund, Associate Investor. IUFC has a 33.3% direct interest and an additional 14.3% indirect interest through BIM which owns 31.7% directly. LFB is accounted for under the equity method.

The Glen Ardith-Frazer Corporation ("GAF") is an independent investment counsel located in Toronto, Canada that provides discretionary management to both institutional and private clients. GAF has approximately C$150 million in assets under administration.

     (3) MEDIUM AND LONG TERM INVESTING

Marbury Trading Corporation ("Marbury") is a Panama corporation with its head office in Geneva, Switzerland. The business of Marbury is to take debt and equity positions in companies InterUnion carries out merger & acquisition activities for: these investments can be carried from a few weeks up to 3 years depending on the complexity of the transaction. Although Marbury's, and therefore the Company's, interest in the reorganized companies can be substantial, the intention is after the completion of the mandate, to reduce its interest to that of minority investor.

COMPETITION

Competition is a part of every business. InterUnion faces competition directly and through its subsidiaries from larger and better capitalized financial service companies. These companies can be commercial/investment/merchant banks, thrift institutions, venture capital firms, etc.. On the investment management side, the performance of the assets under administration is another factor which could adversely affect the results of the Company, because poor performance may cause clients to move their assets to other managers.

GROWTH STRATEGY

Since inception, InterUnion's strategy has been to be a "business bank" i.e. to be a company able to take advantage of opportunities in the financial services sector. These opportunities include the involvement in non pure financial service operations. InterUnion's business will remain the purchase and selling of companies or part of companies which will use InterUnion's investment banking services as well as its ability to issue its own securities in order to complete M&A transactions and reorganizations. InterUnion's strategy is also to reduce its shareholders risk by ensuring that its book value is not dependent on any one sector of activity or any one operation. InterUnion has been successful in managing its investors risk as today there are enough experienced and credible individuals in the various operations who at the same time are shareholders of InterUnion: that strategy should help InterUnion to obtain the financing it needs for its growth. The investment management activity should continue to expand as InterUnion gets closer to a critical mass of assets under administration: the size of those assets and their geographical location might require a corporate restructuring if beneficial to all its shareholders.

GOVERNMENT REGULATION

The operating activities of InterUnion Financial Corporation are not subject to governmental regulatory agencies, with the exception of:

Credifinance Securities Limited, a member of the Investment Dealers Association of Canada, The Toronto Stock Exchange, The Montreal Exchange and the International Securities Market Association. As such, it is subject to the rules, regulations, and administrative rulings of these self regulatory organizations.

Black Investment Management Limited, The Glen Ardith-Frazer Corporation, Guardian Timing Services Inc. and Leon Frazer Black & Associates Limited are regulated by the Ontario Securities Commission

InterUnion Financial Corporation is not subject to the Investment Company Act of 1940 (the "Act"). Section 3(a)(3) of the Act defines an "investment company" as "any issuer which owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer's total assets (exclusive of Government securities and cash items)on an unconsolidated basis." "Investment securities" are defined for purposes of this section as "all securities except (A) Government securities, (B) securities issued by employees' securities companies, and (C) securities issued by majority-owned subsidiaries of the owner which are not investment companies."

The Company is not an investment company because it does not invest more than 40% of its total assets (excluding government securities and cash items),on an unconsolidated basis, in "investment securities" as defined in the Act. The Company considers its primary business to be engaging in non-investment company businesses through majority owned companies.

EMPLOYEES

The total number of employees of InterUnion and its subsidiaries is 35.


Item 2 DESCRIPTION OF PROPERTY

The Company does not own real estate.

The Company has leasehold interests in real estate as shown below, and all premises are in good condition.


                                    Gross Area                   Annual Rent
  Lessee & Location of Premises     (Sq. Ft.)        Term        Per Sq. Ft.
-------------------------------     ----------       ----        -----------
InterUnion Financial Corporation           300  Mar. 98-Feb. 99       $15.32
Suite 301
249 Royal Palm Way
Palm Beach, Florida

Credifinance Securities Limited          3,310  Feb. 97-Jan. 02      C$22.00
Suite 3303
130 Adelaide Street W
Toronto, Ontario

Credifinance Securities Limited            927  Jul. 97-Jan. 02      C$15.00
Suite 3304
130 Adelaide Street W
Toronto, Ontario

Credifinance Securities Limited          1,000      Monthly          C$12.00
Suite 900
1550 Metcalfe
Montreal, Quebec

The Glen-Ardith Frazer Corporation       4,850  Dec. 97-Nov. 02      C$11.00
13th Floor                                      Dec. 02-Nov. 04      C$12.00
4 King St. W                                    Dec. 04-Nov. 07      C$13.00
Toronto, Ontario

Item 3 LEGAL PROCEEDINGS

Not applicable

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, there was no matter brought to a vote of security holders, through the solicitation of proxies or otherwise.


PART II

Item 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) MARKET INFORMATION

The issuer's common equity is traded on the NASD OTC Bulletin Board under the symbol: IUFC.

The high and low sale prices for each quarter within the last two fiscal years are as follows.


  Period     Open    High    Low    Close
----------  ------  ------  ------  ------
FY97 Qtr 1  $13.75  $13.75   $5.00   $7.00
FY97 Qtr 2    7.00   15.00    4.75    5.00
FY97 Qtr 3    5.00    6.00    4.50    4.50
FY97 Qtr 4    4.50    6.00    4.50    5.00
FY98 Qtr 1    5.00    6.50    4.00    6.00
FY98 Qtr 2    6.00    6.75    4.50    4.50
FY98 Qtr 3    4.50    5.75    4.00    4.50
FY98 Qtr 4    4.50    5.50    3.50    3.50

     (b) HOLDERS

The approximate number of holders of record of each class of common equity is as follows:


 Class of Stock    Number of Holders
-----------------  -----------------
Common Share                     451
Class A Preferred                  1
Class B Preferred     none issued
Class C Preferred     none issued

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

     (d) RECENT SALES OF UNREGISTERED SECURITIES

     (i) SALES PURSUANT TO REGULATION D

The following sales were made by the Company within the past three (3) years in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, as contained within Regulation D, Rule 504, promulgated by the Securities and Exchange Commission:

                       Number of     Price per
Title of Class           Shares        Share      Consideration     Commission       Date
--------------         ---------     ---------    -------------     ----------       ----
Common                    62,500       $2.00         $125,000          $Nil       June 1995
Common                   160,000        2.00          320,000           Nil      March 1996

NOTES TO SALES PURSUANT TO REGULATION D
  (1) All sales were made directly by the Company as issuer. No commissions or underwriting discounts were paid in connection with the sales.

  (2) The class of persons to whom the Company sold the above-referenced securities were individuals or entities whom the Company had reason to believe were either accredited investors within the meaning of Regulation Section 230.501 or were investors having such knowledge and experience in financial and business matters that the purchaser could properly evaluate the risks and merits of the investment.

  (3)  All sales as shown above were made to non-U.S. persons.

  (4) The company specifically relied upon compliance with Rule 504 of Regulation D (Regulation Section 230.504). The Company qualified for Rule 504 because all offers and sales were made by the issuer, the Company was not subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act, the Company was not an investment company, and the Company was not a development stage company. Further, the Company was in compliance with the conditions as set forth in Regulation
       Section 230.504(b).

     (B) SALES PURSUANT TO REGULATION S

     The following sales were made by the Company within the past three (3) years in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, as contained within Regulation S promulgated by the Securities and Exchange Commission:


                       Number of     Price per
Title of Class           Shares        Share      Consideration     Commission       Date
--------------         ---------     ---------    -------------     ----------       ----
Common                   100,000       2.00          200,000             Nil     October 1995
Common                     1,000      20.00         Services             Nil       March 1996
Common                   151,500       1.00          151,500             Nil      August 1996
Common                   105,642       5.00          528,210          32,371     October 1996
Common                    35,000       4.00          140,000           7,000        June 1998

NOTES TO SALES PURSUANT TO REGULATION S

  (1)  All sales were made directly by the Company as issuer.

  (2) The class of persons to whom the Company sold the above-referenced securities were individuals or entities whom the Company had reason to believe were either accredited investors within the meaning of Regulation Section 230.501 or were investors having such knowledge and experience in financial and business matters that the purchaser could properly evaluate the risks and merits of the investment.

  (3)  All sales as shown above were made to non-U.S. persons.

  (4) The company specifically relied upon compliance with Regulation S as promulgated by the Securities and Exchanges Commission. The Company was in compliance with Category 3 of Rule 903 of Regulation S which provides an issuer safe harbor. Under this Category the Company complied with the two general conditions of Rule 903(a) and (b) and to transactional and offering restrictions by the execution of an investor Subscription Agreement, and the placing of the appropriate restrictive legend on the stock certificate(s).

  (5) The 1,000 common shares issued for services in March 1996, was for work done in connection with the development of a business plan and market research for said business plan. These shares were given to a non related party.


Item 6 MANAGEMENTiS DISCUSSION AND ANALYSIS

     (a) OVERVIEW

InterUnion Financial Corporation, ("IUFC" or "InterUnion"), was incorporated on February 7, 1994. InterUnion's strategy is to acquire, when possible, a majority interest in financial services business. InterUnion and its subsidiaries, (collectively the "Company"), also provides bridge financing as part of its investment banking activities. The Company acquires companies or interests in companies for cash but preferably for common shares of the Company with additional incentives for vending shareholders via common share purchase warrant and stock options for management. Since 1994, the Company has acquired:


Corporation Acquired                 Nature of the Company   Date Acquired
--------------------                 ---------------------   -------------
Bearhill Limited                     Investment Management  January 18, 1995
Guardian Timing Services, Inc.       Investment Management  January 18, 1995
Credifinance Capital Inc.            Investment Company      March 20, 1995
Credifinance Securities Limited      Investment Bank         March 20, 1995
Rosedale Realty Corporation          Real Estate Sales       March 20, 1995
Reeve, Mackay & Associates Ltd.      Auction Sales            May 15, 1995
Leon Frazer, Black & Associates
Limited                              Investment Management    July 2, 1997
Cluster Asset Management Limited     Investment Management   March 1, 1998
The Glen Ardith-Corporation          Investment Management   March 1, 1998
Black Investment Management Limited  Investment Management   March 31 1998

   Note: 1 All companies listed are active with the exception of Rosedale Realty Corporation which was disposed of by the Company pursuant to an assignment in bankruptcy in September 1995 and Reeve, Mackay & Associates Limited which was sold in July 1997.

         2 All are consolidated subsidiaries with the exception of Leon Frazer, Black & Associates Limited and Black Investment Management Limited, which are accounted for under the equity method as InterUnion owns 33.3% and 45% respectively, directly. And an additional 14.3% of Leon, Frazer, Black & Associates Limited is owned indirectly by InterUnion.

Due to the business strategy of the Company, it is not expected to generate revenues immediately, funding of operations is mainly effected through private (non registered) sales of common shares under Regulation "D" as promulgated by the United States Securities and Exchange Commission.

The first acquisition in January 1995, allowed the Company to generate some revenues. The following table shows revenues (in 000's) generated by InterUnion itself as well by each of the subsidiaries and affiliates since being acquired by InterUnion, except Rosedale Realty and Reeve Mackay &
Associates:


Corporation                              FY 1996  FY 1997  FY 1998
-----------                              -------  -------  -------
Bearhill Limited                              30       14       18
Black Investment Management Limited                              0
Cluster Asset Management Limited                                 0
Credifinance Capital Inc.                     65      313      406
Credifinance Securities Limited            4,500    3,752    2,440
Guardian Timing Services, Inc.               355      365      371
Leon Frazer, Black & Associates Limited                        771
The Glen Ardith-Corporation                                    102
InterUnion Financial Corporation             900    1,475    (212)
                                           -----    -----    -----
Total                                      5,850    5,892    3,878
                                           =====    =====    =====

   Note The Glen-Ardith Frazer Corporation's ("GAF") revenues are only consolidated as of March 1, 1998. The revenues from Leon Frazer, Black & Associates ("LFB") and Black Investment Management Limited ("BIM") are not consolidated. In addition, their revenues are only as of the Company's investment in LFB on July 2, 1997, GAF on March 1, 1998 and March 31, 1998 for BIM.

Credifinance Capital Inc. ("CFCI") primarily invests its own capital resources. There is no reason to expect any consequential change in attained and projected revenues.

Credifinance Securities Limited ("Credifinance") is an investment bank. Revenues for fiscal 1998 were 35% lower than 1997. For the last two years, investment banking activities have been, when possible diverted towards InterUnion, while Credifinance redirected its business from an institutional agency trading boutique to a corporate finance one. Efforts have been mainly directed towards the support of InterUnion's activities: reorganization of Receptagen as well as acquisition of asset management companies. Furthermore, during all of 1998, investors feelings towards one of the areas of traditional business for Credifinance, natural resources, has been negative.

Underwriting in junior gold companies has been non existent and another niche sector, oil and gas in the former Soviet Union, which has been a successful part of Credifinance business in 1997, has been reduced due to a downturn in the emerging markets. Management is currently looking at various options which will maintain the revenues from this subsidiary in the $2-3 million range.

Bearhill Limited ("BHL") is an investment management firm. However, the primary asset of BHL remains its ownership of a computer software program, ITM Software. BHL sold an option to the right of this software to the Bank of Nova Scotia. In order to maintain the option the Bank of Nova Scotia is obligated
to pay an annual premium.   The premium of C$50,000 due on April 23, 1998 has
not been made, however, the Company continues to manage approximately C$10 million in funds for the bank. If the option is not exercised, BHL will not be adversely affected.

Black Investment Management Limited ("BIM") is an independent investment counsel. BIM has assets under administration of approximately C$450 million. The Company has a 45% direct interest in BIM and will be accounting for this investment on the equity basis as of March 31, 1998. Therefore BIM did not have any effect on the Company's performance in fiscal 1998.

Guardian Timing Services Inc. ("GTS") is an independent investment management firm. Assets under management for GTS have risen from C$20 million at the start of fiscal 1996 to C$80 million in fiscal 1997 and maintained that level throughout fiscal 1998. This explains the low growth in revenues over the last three fiscal years.

Leon Frazer, Black & Associates Limited ("LFB") is the second oldest independent counseling and investment management firm in Canada, as it was established in 1939. LFB has assets under administration of approximately C$250 million. The Company has a one third direct interest in LFB and has been accounting for this investment on the equity basis since July 2, 1997. Since then, LFB's revenues have been $771,000. BIM also has a one third direct interest in LFB.

Cluster Asset Management Limited ("CAM") is a holding company who's only asset is its investment in The Glen Ardith-Frazer Corporation ("GAF") and therefore it is not expected to contribute revenues. The Company has a 91.55% direct interest and an indirect interest as LFB owns the remaining 8.45%. For the month of March 1998, GAF had revenues of $102.

The following is a summary of InterUnion's interest in the above mentioned investment management firms.


                             Direct   Indirect   Total
                             -------  --------  -------
                        BHL  100.00%     0.00%  100.00%
                        BIM   45.00%     0.00%   45.00%
                        GTS  100.00%     0.00%  100.00%
                        LFB   33.33%    14.30%   47.63%
                        CAM   91.55%     4.10%   95.65%


InterUnion Financial Corporation's revenues for fiscal 1998 were negative due to the reversal of the unrealized gain on marketable securities that had been previously recognized and not crystallized in fiscal 1998. Without this loss InterUnion's revenues would have been $613,000 down from $1,475,000 a year earlier. The decrease is due to InterUnion committing a majority of its resources to Receptagen Ltd. ("RCG"). RCG has deposited with the Ontario Securities Commission an information circular that describes the final stage of the restructuring which shareholders of RCG will be voting on at their Annual and Special General Meeting June 30. InterUnion derives its own revenues primarily from bridge financing and special situations and some limited investment in marketable securities.

There are no assurances that the Company will find acceptable companies for bridge financing in the future and there is no method of forecasting this probability except on a historical basis.

     Cost of Revenues

The principal elements comprising costs of revenues are: commissions paid out and salaries paid to research analysts and investment managers. In general, non-administrative personnel within InterUnion are remunerated solely on performance, as this permits the Company to keep overhead to a minimum and to maintain a high correlation between its revenues and its personnel costs, as InterUnion and its subsidiaries are extremely labor intensive. Therefore, commissions paid out are the most important expense and generally rise and fall along with revenues of the Company.

Across all of the Companyis subsidiaries, the contribution margin (contribution margin is defined as revenues less variable expenses) was 48.4% in fiscal 1998 versus 43.0% in fiscal 1997 and 36.1% in 1996. The increase in margin is primarily due to a shift in Credifinance's revenues from secondary market agency to primary market revenue from corporate finance and underwriting activities. The Company expects to maintain margins in this range due to the stability of its commission payout structure.

     Interest Income

The Company invests its cash in government issued treasury bills which give rise to interest income. Additional interest income comes from the spread between the interest that the Company receives over and above what is paid to its clients on their deposits by its broker dealer clearing agent. This amount is not expected to be significant with respect to revenues on a yearly or quarterly basis.

     Discontinued Operations

     In May 1995, Reeve, Mackay and Associates Ltd. was created to act as the Company's auction subsidiary. Reeve, Mackay recorded operating losses of $390,829 and $452,291 in 1997 and 1996 respectively, prior to recording a small profit in the first quarter of 1998. The Company successfully sold its interest in Reeve, Mackay as of July 2, 1997.

     Interest Expense

     The Company's only debt that causes a revenue or an expense arises from its broker/dealer operation and from funds borrowed on a short term basis for its trading activity. This amount is not expected to be significant with respect to revenues on a yearly or quarterly basis.

     Exposure to International Operations

     Although all of the Company's revenues are generated from North America, all of its principal subsidiaries are located in Canada. Therefore, a small foreign exchange risk does exist due to the Canadian dollar. Due to the size of the risk and that each company within the InterUnion Group operates independently of each other, the Company does not purchase any derivative products to offset this risk. In addition, the Company considers North America as its domestic market.

     Seasonal

     InterUnion Financial Corporation and its subsidiaries do not operate in any business which is affected by changes in season.

     (b) RESULTS OF OPERATIONS


Fiscal 1997 marked a number of firsts for the Company.

  o  The first year as a reporting company, as our Form 10-SB cleared the SEC;
  o  The first year that the Company reports solely under US GAAP; and
  o The first year that the Company reported a profit from continuing operations.

Fiscal 1998 was no exception.
  o  The first year with only finance services companies with its group;
  o The first year that investment management assets within the group exceeded that of the broker dealer.

Financial highlights are as follows:




                                                      1998        1997          1996
                                                   ---------   ----------    ---------
Revenues                                           3,115,407    5,737,848    5,857,157
Income (loss) from continuing operations            (819,461)     160,676      (75,378)
Discontinued Operations                              804,174     (390,829)    (429,248)
Net Loss                                             (15,287)    (230,153)    (504,626)

Assets                                            48,743,732   38,820,507    9,364,007
Shareholders' Equity                               6,692,432    3,639,337    3,033,848
Working Capital                                     (163,274)   1,750,889      928,268
Common Shares Outstanding                          1,654,001      969,714      692,558
Book Value per Share                                    4.05         3.75         4.38

      Fiscal Year 1998 Compared to Fiscal Year 1997


     (1) Overview

In fiscal 1998, revenues decreased by $2,622,411 (or 45.7%) over fiscal year 1997. For the year, costs of revenues as a percentage of sales decreased to 65.0% from 67.1% a year earlier. Fixed overhead and non cash expenses increased by $311,322 or 22.0%. The reduction in revenues and the increase in non variable expenses were too great to be over come by the reduction in cost of sales and caused a loss from operations in the amount of $819,461 versus a profit of $160,676 a year earlier. The Company reported a net loss of $15,287 versus $230,153 in fiscal 1997. The reduction in the loss is due to the accounting gain of the sale of Reeve, Mackay & Associates Limited. Earnings per share for fiscal 1998 was a loss of $0.01 versus a loss of $0.26 a year earlier. The average number of common shares outstanding for the year ending March 31, 1998 is 1,232,100 versus 907,097 a year earlier.

     (2) Revenues

Revenues decreased by $2,622,411 (or 45.7%) over fiscal year 1997 (from $5,712,183 to $3,115,407). The decrease came from the activities of Credifinance Securities Limited and the reversal of an unrealized gain of the Company's portfolio of warrants, received as additional compensation for corporate finance mandates. The value of these warrants decreased by approximately $825,000. Revenues for InterUnion itself also decreased by about $600,000, due to its concentrating its resources on the restructuring of RCG. Revenues for Credifinance decreased almost $1,300,000 or 34.5% (from $3,727,292 to $2,439,951). The reason why Credifinance's revenues decreased was due to the reduction in investors willingness to invest in small capitalized firms and in the natural resource sector.

     (3) Cost of Revenues

Costs of revenues (Selling, General and Administrative expenditures) for the year decreased by $1,539,929 or 29.5% to $3,674,548 from $5,214,477. This decrease is due to the fact that the Company's principal expense are commission earned as a function of revenues.

     (4) Income from Continuing Operations

Income from continuing operations net of the provision for income taxes, decreased to a loss of $818,461, or $0.66 per share, from a profit of $160,676, or $0.18 per share, a year earlier. As discussed previously, the decrease in profitability has been attributed to the decrease in the value of the warrant portfolio and reduction in revenues due to investors interest in small capitalized firms. The average number of common shares outstanding for the year ending March 31, 1998 is 1,232,100 versus 900,429 a year earlier. These figures do no include an accounting gain of $804,174 in fiscal 1998 on the sale of Reeve, Mackay, for which the Company recorded a loss in fiscal 1997 of $390,829 as discontinued operations.

     Fiscal Year 1997 Compared to Fiscal Year 1996

     (1) Overview

In fiscal 1997, revenues decreased by $144,974 (or 2.5%) over fiscal year 1996. For the year, costs of revenues as a percentage of sales decreased to 67.1% from 71.8% a year earlier. Fixed overhead and non cash expenses also decreased by 61,082 or 4.2%. These three factors contributed to the Company realizing income from continuing operations of $160,676 versus a loss of $75,378 a year earlier. The Company reported a net loss of $230,153 in 1997 versus a net loss of $504,626 due to the losses the Company recorded in relation to Rosedale Realty Corporation and Reeve, Mackay & Associates as discontinued operations. Excluding these discontinued operations, the Company's earnings per share from continuing operations was $0.18 versus a loss of $0.15 a year earlier.

     (2) Revenues

Revenues decreased by $144,974 (or 2.5%) over fiscal year 1996 (from $5,857,196 to $5,712,183). The majority of the decrease came from the activities of Credifinance Securities Limited, the Company's main operating subsidiary, as its revenue decreased almost $800,000 or 17.8% (from $4,532,482 to $3,727,292). The reason why Credifinance Securities' revenues decreased was due to the firm restructuring its efforts from agency activities to corporate finance activities. This decrease was offset by an increase in InterUnion's revenues of almost $0.6 million or 62.1% (from $911,094 to $1,477,062).

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

     (4) Income from Continuing Operations

Income from continuing operations net of the provision for income taxes, increased to $160,676, or $0.18 per share, from a loss of $75,378, or $0.15 per share, a year earlier. As discussed above the increase in profitability has been attained by the combination of two things. The Company is deriving its revenues from sources where the commissions to be paid out are less (underwriting versus agency) and the cost savings discussed above. The average number of common shares outstanding for the year ending March 31, 1997 is 900,429 versus 501,335 a year earlier. These figures do not include losses of $390,829 and $429,248 in 1997 and 1996 respectively due to the discontinued operations of Reeve, Mackay & Associates Ltd. and Rosedale Realty Corporation.

     (c) LIQUIDITY AND CAPITAL RESOURCES

In order to meet its growth plans and fund any operating cash requirements, the Company's policy is to issue additional capital stock, when possible. To date the Company has done this either through the issuance of Confidential Private Placement Offerings under Regulation "D" or Regulation "S". The following are details of these private placements during the previous three fiscal years:


          Date            # of Shares    Amount  Type
          June 1995            62,500  $125,000  Regulation "D"
          October 1995        100,000   200,000  Regulation "D" & "S"
          March 1996          160,000   320,000  Regulation "D"
          September 1996      277,142   759,710  Regulation "S"
          June 1998            35,000   140,000  Regulation "S"


When unable, due to market conditions or unfavorable terms, the Company will issue notes payable. Until the acquisition of three investment management firms, with combined assets under administration of approximately C$1 billion, and the Company's involvement in the restructuring of RCG, the Company did not have any long term debt. The debt that was assumed in the restructuring of RCG has been matched by receivables of similar terms, therefore, eliminating certain risks. The Company is currently seeking to raise additional capital by the issuance of common stock. Proceeds will be used to pay the debt that was issued for the acquisition of these investment management firms.

The Company also has a credit facility of up to C$2.35 million available with a Canadian financial institution. As of March 31, 1998 this credit was unused.

The Company plans on reviewing its portfolio of investment management companies in order to maximize shareholders' value.

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

Year 2000: Management has compiled a list of both internally and externally supplied information systems that utilize imbedded date codes which could experience operational difficulties in the year 2000. The Company uses third party applications or suppliers for all high level systems and reporting.
These systems will either be upgraded and tested to be in compliance for the year 2000 or the Company will take necessary steps to replace the supplier. Management is testing new systems for which it is responsible. It is the Company's objective to be year 2000 compliance for all systems by the end of fiscal 1999, however, no assurances can be given. The Company believes that it has provisioned sufficient amounts to cover future expenditures.

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


Item 7 FINANCIAL STATEMENTS

The audited consolidated financial statements for InterUnion Financial Corporation, covering fiscal years ended March 31, 1998 and 1997 are submitted in compliance with the requirements of Item 310 of Regulation S-B.


Item 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective February 24, 1998, InterUnion Financial Corporation ("InterUnion") retained Ahearn Jasco + Company, P.A. ("AJC") of Pompano, FL as its new certifying accountants. AJC, replaced Goldstein Golub Kessler & Company, P.C. ("GGK") of New York. GGK or its Nexia International affiliate Mintz & Partner's ("MP") reported on InterUnion's fiscal 1996 and 1997 financial statements. The 1996 and 1997 opinions contained no adverse opinions or disclaimer of opinions, and was not qualified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended by InterUnion's Audit Committee and approved by InterUnion's Board of Directors.

During the last two fiscal years and subsequent interim period to the date of change, there were no disagreements between InterUnion and GGK or its Nexia International affiliate MP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to satisfaction of GGK or MP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

None of the reportable events described in Item 304(a) (1) (ii) occurred with respect to InterUnion within the last two fiscal years and the subsequent
interim period to the date of change.   During the last two fiscal years and
the subsequent interim period to the date of change, InterUnion did not consult AJC regarding any matter or events set forth in Item 304(a) (2) (i) and (ii) of Regulation S-B.


PART III

Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     (a) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS


Name, Municipality of Residence  Age  Length of Service
-------------------------------  ---  -----------------
Robert W. Crosbie                68   Nominated to Chairman of the Board
Toronto, Ontario

Georges Benarroch                51   Appointed as President and
Paris, France                         Member of the Board (Outgoing Chairman)
                                      March 21, 1994

Selwyn J. Kletz                  52   Appointed as Vice-President and
Toronto, Ontario                      Member of the Board
Canada                                August 18, 1997

Samuel Balloul                   52   Nominated as Member of the Board
Paris, France

Dr. Colin B. Bier                52   Appointed as Member of the Board
Ville St-Laurent, Quebec              August 18, 1997
Canada

Karen Lynn Bolens                50   Appointed as Member of the Board
Geneva, Switzerland                   December 16, 1994

Ann Glover                       47   Appointed as Member of the Board
Toronto, Ontario                      February 17, 1995
Canada

T. Jack Gary, III                56   Appointed as Secretary
West Palm Beach, Florida              January 30, 1995

Claude E. Ayache                 35   Appointed as Executive Vice-President and
Toronto, Ontario                      Chief Financial Officer
Canada                                March 2, 1998

ROBERT W. CROSBIE is nominated to the position of Chairman of the Board of the Company. Mr. Crosbie has been Chairman of the Board of Black Investment Management Limited since 1973.

GEORGES BENARROCH is the President, Chief Executive Officer of the Company as well as a Director and Chairman of the Audit Committee. He is also the Chief Executive Officer, and Chairman of the Board of Credifinance Securities Limited, President, Chief Executive Officer, and Chairman of the Board of Credifinance Capital Inc. and Chairman of the Board of Guardian Timing Services, Inc. The Glen-Ardith Frazer Corporation and InterUnion Asset Management Limited -- all wholly-owned subsidiaries of the Company. In addition, he is a member of the Board of Directors of, Black Investment Management Limited, Leon Frazer, Black & Associates Limited and Receptagen Limited. He is also the President of Equibank.

Since 1977, Mr. Benarroch has held the position of officer and partner/director with various investment firms and private/public companies in the United States, Canada and Europe. He has been a senior partner and/or seat holder of a member firm of The Toronto Stock Exchange since 1982. His experience covers Euro-financings, venture capital, mining and high tech financings, bridge financings and mergers & acquisitions.

SELWYN J. KLETZ is Vice-President of the Company, as well as a Director. He is also President and a member of the board of The Glen-Ardith Frazer Corporation and InterUnion Asset Management Limited, in addition to being a Director of Black Investment Management Limited, Guardian Timing Services, Inc. And Leon Frazer, Black & Associates Limited. He has also held the position of officer and partner/director with various investment firms and private/public companies in Canada and South Africa. His experience in the investment industry covers research, investment banking, merchant banking, corporate finance and investment management. Mr. Kletz will be devoting 100% of his time to the Company.

SAMUEL BALLOUL will serve as a Director of the Company. Mr. Balloul is in house counsel for Le Refuge in France since 1975. Mr. Balloul's duties for InterUnion will be limited to his participation at Board Meetings and as a member of the Audit Committee.

DR. COLIN B. BIER serves as a Director of the Company and Receptagen Limited. Since 1990 through and including the present, he has been Managing Director of ABA BioResearch Inc., an independent bio-regulatory consulting firm providing expertise for strategic management and development of biopharmaceuticals. Mr. Bier's duties for InterUnion will be limited to his participation at Board Meetings.

KAREN LYNN BOLENS serves as a Director of the Company. Since 1985 through and including the present time, she has practiced as an associate attorney, specializing in corporate, estate and family law for international clients.
Ms. Bolens' duties for InterUnion will be limited to her participation at Board Meetings and as a member of the Audit Committee.

ANN GLOVER serves as a Director of the Company. She is a Director, Secretary/Treasurer and Chief Financial Officer of Credifinance Securities Limited a subsidiary of the Company. Ms. Glover has been an employee of Credifinance Securities Limited since 1991, having held the position of a Director, Secretary/ Treasurer, and Chief Compliance Officer. Ms. Glover will devote approximately 10% of her time to InterUnion as she is also a director and officer of Credifinance Securities Limited.

T. JACK GARY, III is the Secretary of the Company. He is Manager of the West Palm Beach, Florida, office of Raymond James & Associates, a national brokerage firm, having held that position since 1995 as well as a Director. From April 1988 to 1995, Mr. Gary was President and Chief Executive Officer of Crown Capital Advisors, Inc., a company registered as an investment advisor with the Securities and Exchange Commission and with the State of Florida under the Florida Securities and Investor Protection Act. Mr. Gary will devote approximately 10% of his time to his duties as Secretary at InterUnion.

CLAUDE E. AYACHE is the Executive Vice-President and Chief Financial Officer of the Company and Manager of Corporate Finance and Investment Banking (non resources) for Credifinance Securities Limited a subsidiary of the Company.
Mr. Ayache has been with the Company since 1995, having held various positions in both administration, sales and corporate finance / investment banking. Mr. Ayache will devote all of his time to the affairs of the Company. Prior to joining the Company, Mr. Ayache was Controller for a manufacturer and Director of Finance for an asset based lender for which he was instrumental in their restructuring.

  (1) No director of InterUnion is currently a director of any other reporting company, with the following exception: Georges Benarroch and Dr. Colin B. Bier are directors of Receptagen Limited which is listed on the Toronto Stock Exchange and trades on the NASD OTC Bulletin Board under the symbol RCEPF.

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

     (b) AUDIT COMMITTEE

The Audit Committee had three meetings. The first meeting was to approve the change in auditors. The second meeting was to review the Company's accounting policies with the auditors while the third meeting was to recommend to the Board of Director that the March 31, 1998 Consolidated Financial Statements be approved and presented to the shareholders.

     (c) IDENTIFY SIGNIFICANT EMPLOYEES

The Company does not expect to receive a significant contribution from employees that are not executive officers.

     (d) FAMILY RELATIONSHIPS

Currently, there are no directors, executive officers or persons nominated or persons chosen by the Company to become a director or executive officer of the Company who are directly related to an individual who currently holds the position of director or executive officer or is nominated to one of the said positions.

     (e) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no material events that have occurred in the last five years that would affect the evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person of the Company.

     (f) COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

For the two fiscal years ended March 31, 1998, to the best of the Companyis knowledge no director, executive officer and beneficial owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by section 16(a) of the Exchange Act.

Item 10 EXECUTIVE COMPENSATION

     (a) SUMMARY COMPENSATION TABLE


Name and            Fiscal    Base       Other      Long Term      All other       Total
Principal Position   Year    Salary      Bonus    Compensation   Compensation   Compensation
------------------  ------   ------      -----    ------------   ------------   ------------
Georges Benarroch    1998      None        None        None       $ 30,000(1)      $ 30,000
President & CEO      1997      None        None        None           None             None

Selwyn J. Kletz      1998   $75,245     $60,000(2)     None       $355,000(3)      $488,314
Vice-President       1997      None        None        None       $ 13,265(4)      $ 13,265

  (1) This amount represents life, disability and medical insurance and certain expenses.

  (2) This amount represents 60,000 short term stock options, that was fully exercised.

  (3) This amount represents $168,200 for life, disability and medical insurance and $186,800 paid to a company controlled by Mr. Kletz for services.

  (4) This amount was paid to a company controlled by Mr. Kletz for services.

     (b) Option/SAR Grants in Last Fiscal Year


                                           % of Total
                       Number of           Options/SARs
                       Securities           Granted to
                   Underlying Options/     Employees in      Exercise    Expiration
Name                SARs Granted (#)        Fiscal Year        Price        Date
----               ------------------      ------------      --------    ----------
Georges Benarroch             0                0.0%            $0.00

Selwyn J. Kletz          60,000               44.4%            $3.00      June 1997

  (c) AGGREGATED OPTION/SAR EXERCISE IN LATEST FISCAL YEAR AND FISCAL YEAR END OPTION/VAR VALUES


                                                     Number of Securities               Value of
                                                   Underlying Unexercised          In-the-Money Option
                   Shares Acquired     Value      Option at Fiscal Year end         at Fiscal Year end
 Name               on Exercise(#)    Realized     Exercisable/Unexercisable     Exercisable/Unexercisable
-----              ---------------    --------    --------------------------     -------------------------
Georges Benarroch          0          $   0.00           0            0             $0.00        $0.00

Selwyn J. Kletz       60,000          $240,000           0            0             $0.00        $0.00

     (B) ALL COMPENSATION COVERED

As of the date of this registration statement, the Company has no formal options, warrants, SARs, long-term incentive plans, pension or profit-sharing plans, or other compensation plans, in effect regarding any employees of the Company.

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

Section 14 of ARTICLE III of the By-Laws of InterUnion provides that directors do not receive any stated salary for their services as directors. However, by board resolution, a fixed fee and expenses of attendance may be allowed for each meeting. These limitations do not affect compensation for a person serving as an officer or otherwise for the Company and receiving compensation therefor. The Company's Board of Directors has approved payment of $1,750 for the services of each of its independent directors for the fiscal year ending March 31,1997.


Item 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following persons (including any group as defined in Regulation S-B, Section 228.403) are known to InterUnion Financial Corporation, as the issuer, to be the beneficial owner of more than five percent (5%) of any class of the said issuer's voting securities.


 Title of    Name and Address of      Amount and Nature of    Percentage
  Class      Beneficial Owner         Beneficial Owner        of Class
---------    ---------------------    --------------------     ---------
Common       RIF Capital Inc. (1)              536,899          31.5%
             Price Waterhouse Centre
             PO Box 634C
             St. Michael, Barbados, WI

Common       Selwyn J. Kletz                   100,000           5.9%
             499 Riverside Drive
             Toronto, Ontario
             Canada     M6S 4B6

                      Total                   636,899          37.4%

Preferred A  RIF Capital Inc. (1)            1,500,000         100.0%
             Price Waterhouse Centre
             PO Box 634C
             St. Michael, Barbados, WI

  (1)  RIF Capital  Inc. is a  wholly-owned subsidiary of Equibank Inc.
       which  is wholly-owned by Central Investment Trust.   As of January
       1998, Safeguardian Limited replaced Georges Benarroch as the sole protector of Central Investment Trust and neither is a beneficiary of the Trust nor its subsidiaries.

     (b) SECURITY OWNERSHIP OF MANAGEMENT

The following information lists, as to each class, equity securities beneficially owned by all directors and nominees, and of the directors and nominees of the issuer, as a group.


 Title of     Name and Address of              Amount and Nature of    Percentage
  Class       Beneficial Owner                 Beneficial Owner         of Class
--------      -------------------              --------------------    ----------
Common       Safeguardian Limited                           536,899       31.5%
             PO Box 316                                     Trustee
             Jardine House                         (voting power of
             1 Hesley Street                     Central Investment
             St. Helier, Jersey, UK  JE4 8UD                  Trust

Common       Robert W. Crosbie                               25,404        1.5%
             110 Yonge Street,  #1701
             Toronto, Ontario
             Canada     M5C 1T4

Common       Selwyn J. Kletz                                100,000        5.9%
             499 Riverside Drive
             Toronto, Ontario
             Canada     M6S 4B6

Preferred A  Safeguardian Limited                         1,500,000      100.0%
             PO Box 316                                     Trustee
             Jardine House                         (voting power of
             1 Hesley Street                     Central Investment
             St. Helier, Jersey, UK  JE4 8UD                  Trust

Common       Directors and Executive Officers               667,803       39.1%
             as a group (4 people)

Preferred A  Directors and Executive Officers             1,500,000      100.0%
             as a group (1 person)

NOTE TO (A) AND (B): As to the beneficial owner(s) of the securities listed above in (a) and (b), no such owner has any right to acquire within sixty (60) days or otherwise, the right to acquire shares from options, warrants, rights, conversion privileges or similar obligations. With the exception of

     (c) CHANGES IN CONTROL

Currently, there is no such arrangement which may result in a change in control of the Company.

Item 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) CERTAIN RELATED TRANSACTIONS

The Company paid $186,765 to Witpan Inc. for services render in the acquisition of Leon, Frazer, Black & Associates Limited, Cluster Asset Management Limited, The Glen-Ardith Frazer Corporation and Black Investment Limited. In addition, the Company received $135,850 from Witpan, for investment research services. Witpan is controlled by Mr. Selwyn J. Kletz.

For services rendered in the restructuring of RCG, the Company paid Rif Capital Inc. $300,000.

In fiscal 1997, the Company acquired an option on all of the issued and outstanding shares of News Research Corporation (see Exhibit 10(vi)) at a cost of $80,000. The vendors of the option were Rif Capital Inc. and Central Investment Trust. The Company allowed the option to expire in December 1997 and therefore expensed this cost of the option.


Item 13 EXHIBITS AND REPORTS ON FORM 8-K


  Exhibit                                                                                Page
Table Number                                Exhibit Name                                Number
   (2)(i)     Unanimous Consent in Lieu of The First Meeting of the Board                    +
              of Directors of AU 'N AG, INC. (A Delaware Corporation)
  (2)(ii)     Pre-Organization Subscription and Letter of Non-Distributive Intent            +
  (2)(iii)    Plan and Agreement of Merger                                                   +
  (2)(iv)     Certificate of Merger, dated February 15, 1994                                 +
   (3)(i)     Certificate of Incorporation of AU 'N AG, INC. Dated February 15, 1994         +
  (3)(ii)     Certificate of Amendment of Certificate of Incorporation of AU 'N              +
              AG, INC. Dated April 11, 1994
  (3)(iii)    Certificate of Amendment of Certificate of Incorporation of AU 'N              +
              AG, INC. Dated April 11, 1994
  (3)(iv)     Bylaws of InterUnion Financial Corporation                                     +
    (4)       Instruments Defining the Rights of Security Holders Including Indentures       +
  (10)(i)     ITM Software Development Agreement                                             +
  (10)(ii)    Letter of Understanding (iITM Option Agreementi) dated                         +
              November 30,1995
 (10)(iii)    Investment Management Agreement                                                +
  (10)(iv)    Agreements (Havensight/InterUnion)                                             +
  (10)(v)     Amendment to the Letter of Understanding                                       +
              (iITM Option Agreementi), dated April 16, 1997

(10)(vi)   Letter of Understanding (New Researches Corporation)      +
(10)(vii)  Letter Agreement (Receptagen, Ltd.)                       +
  (16)     Letter on change in certifying accountant                ++
  (21)     Subsidiaries of InterUnion                            E - 1
  (27)     Financial Data Schedule                               E - 2


  +  Incorporated by reference to the Company's Registration Statement on Form
     10-KSB filed on June 20, 1997.
 ++  Incorporated by reference to the Company's Registration Statement on Form
     8-K filed on March 3 1998.




                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTERUNION FINANCIAL CORPORATION
                                       (Registrant)


      Date: June 26, 1998              By: /s/ Georges Benarroch
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



Signature                                        Title                        Date
--------------                                   ------                       -------

/s/  Georges Benarroch                           President, Chief Executive   June 26, 1998
--------------------------------------------     Officer, Chairman, Board of  ---------------------
Georges Benarroch                                Directors

/s/  Claude E. Ayache                            Executive Vice - President   June 26, 1998
--------------------------------------------     and Chief Financial Officer  ---------------------
Claude E. Ayache

/s/  Karen Lynn Bolens                           Director                     June 26, 1998
--------------------------------------------                                  ---------------------
Karen Lynn Bolens

                        INTERUNION FINANCIAL CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1998 and 1997

                        INTERUNION FINANCIAL CORPORATION

                            MARCH 31, 1998 and 1997





                                    CONTENTS




                                                                           Page
Independent Auditoris Reports:
    March 31, 1998 - Ahearn, Jasco + Company, P.A.                        F - 2
    March 31, 1997 - Goldstein Golub Kessler & Company, P.C.              F - 3


Consolidated Financial Statements:

    Consolidated Balance Sheets                                           F - 4

    Consolidated Statements of Operations                                 F - 6

    Consolidated Statements of Shareholders' Equity                       F - 7

    Consolidated Statements of Cash Flows                                 F - 8

    Notes to Consolidated Financial Statements                F - 9  To  F - 22

                          INDEPENDENT AUDITORS' REPORT





To The Directors and Shareholders,
InterUnion Financial Corporation



We have audited the accompanying consolidated balance sheet of InterUnion Financial Corporation and its subsidiaries as of March 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterUnion Financial Corporation and its subsidiaries as of March 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

We also audited the adjustments described in Note 2 that were applied to restate basic and diluted earnings per share in the March 31, 1997 consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. In our opinion, such adjustments are appropriate and have been properly applied.





Ahearn, Jasco + Company, P.A.

Pompano Beach, Florida
May 29, 1998

                          INDEPENDENT AUDITOR'S REPORT



To The Directors and Shareholders,
InterUnion Financial Corporation


We have audited the accompanying consolidated balance sheet of InterUnion Financial Corporation as of March 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (prior to the effects on such financial statements of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, and the resultant restatement of the Company's earnings per share for the year ended March 31, 1997 as discussed in Note 2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterUnion Financial Corporation as of March 31, 1997 and the results of its consolidated operations and its cash flows for the year then ended (prior to the effects on such financial statements of the adoption of SFAS No. 128, and the resultant restatement of the Company's earnings per share for the year ended March 31, 1997 as discussed in Note 2) in conformity with generally accepted accounting principles.




Goldstein Golub Kessler & Company, P.C.

New York, New York
May 14, 1997

                        INTERUNION FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS

MARCH 31,                                        1998            1997
________________________________________________________________________________

                                  A S S E T S





CURRENT ASSETS

  Cash and cash equivalents                     $2,873,731        $349,738
  Due from brokers and dealers                       2,012         166,062
  Due from clients                                 715,871       5,967,989
  Marketable securities                         35,169,986      29,457,965
  Accounts receivable                              882,491         226,663
  Refundable income taxes                            7,789          22,197
  Notes receivable, current portion                616,579             ---
  Prepaid expenses and other current assets         56,733         151,483
                                               -----------     -----------
                Total current assets            40,325,192      36,342,097
                                               -----------     -----------


OTHER NON-CURRENT ASSETS

  Property & equipment, net                      1,425,192       1,609,905
  Notes receivable, non-current portion            952,106             ---
  Other long-term assets                            84,710         256,945
  Investment in unconsolidated affiliates        3,488,322             ---
  Goodwill, net                                  2,468,210         394,332
  Net assets related to discontinued
        operations                                     ---         217,228
                                               -----------     -----------
                Total non-current assets         8,418,540       2,478,410
                                               -----------     -----------


                Total Assets                   $48,743,732     $38,820,507
                                               ===========     ===========





________________________________________________________________________________
                See Notes to Consolidated Financial Statements             F - 4

                        INTERUNION FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS



MARCH 31,                                               1998      1997
________________________________________________________________________________


                             L I A B I L I T I E S


CURRENT LIABILITIES

      Due to brokers and dealers                    $34,663,322  $33,012,864
      Due to clients                                  3,057,747    1,320,874
      Accounts payable and accrued liabilities        1,063,956      257,470
      Notes payable, current portion                  1,703,441          ---
                                                    -----------  -----------

                Total current liabilities            40,488,466   34,591,208

    LIABILITIES RELATED TO DISCONTINUED OPERATIONS          ---      504,962
    OTHER LIABILITIES                                    77,033          ---
    NOTES PAYABLE, long-term portion                  1,485,801          ---
    DEFERRED INCOME TAXES                                   ---       85,000
                                                    -----------  -----------

                Total liabilities                    42,051,300   35,181,170
                                                    -----------  -----------


COMMITMENTS AND CONTINGENCIES


                     S H A R E H O L D E R S'  E Q U I T Y


 CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL
  Class A Preferred Stock, $0.10 par value
   Authorized - 1,500,000 shares
   Issued and outstanding - 1,500,000                   150,000      150,000
  Class B Preferred Stock, $0.10 par value
   Authorized - 1,000 shares
   Issued and outstanding - None                            ---          ---
  Class C Preferred Stock, $0.10 par value
   Authorized - 1,000 shares
   Issued and outstanding - None                            ---          ---
  Common Stock, $0.001 par value
   Authorized - 2,500,000 shares
   Issued and outstanding - 1,654,001 in 1998,
    969,714 in 1997                                       1,654          970
  Additional Paid-In Capital                          8,119,397    5,055,845

 ACCUMULATED DEFICIT                                 (1,573,568)  (1,558,281)

 CUMULATIVE TRANSLATION ADJUSTMENT                       (5,051)      (9,197)
                                                    -----------  -----------

       Total shareholders' equity                     6,692,432    3,639,337
                                                    -----------  -----------

       Total Liabilities and Shareholders' Equity   $48,743,732  $38,820,507
                                                    ===========  ===========






________________________________________________________________________________
                 See Notes to Consolidated Financial Statements            F - 5

                        INTERUNION FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS



FOR THE YEARS ENDED MARCH 31,                        1998         1997
________________________________________________________________________________

REVENUES

     Investment Banking                             $2,642,958  $5,346,503
     Investment Management                             370,871     365,680
     Interest income                                   101,578      25,665
                                                    ----------  ----------
                                                     3,115,407   5,737,848
                                                    ----------  ----------

EXPENSES

     Selling, General and Administrative             3,674,548   5,214,477
     Depreciation and Amortization                     240,886     240,912
     Foreign exchange loss                              17,361      31,067
     Interest expense                                   76,627       2,631
                                                    ----------  ----------
                                                     4,009,422   5,489,087
                                                    ----------  ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES AND EQUITY IN NET
     EARNINGS (LOSSES) OF UNCONSOLIDATED
     AFFILIATES                                       (894,015)    248,761

EQUITY IN NET EARNINGS (LOSSES)  OF
     UNCONSOLIDATED AFFILIATES                          (8,310)        ---

BENEFIT (PROVISION) FOR INCOME TAXES                    82,864     (88,085)
                                                    ----------  ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS              (819,461)    160,676

GAIN (LOSS) FROM DISCONTINUED OPERATIONS                   691    (390,829)
GAIN ON DISPOSITION OF SUBSIDIARY                      803,483         ---
                                                    ----------  ----------

NET LOSS                                            $  (15,287) $ (230,153)
                                                    ==========  ==========


EARNINGS (LOSS) PER COMMON SHARE - Basic
     Continuing operations                          $    (0.66) $     0.18
                                                    ==========  ==========
     Discontinued operations                        $     0.65  $    (0.43)
                                                    ==========  ==========
     Net loss                                       $    (0.01) $    (0.25)
                                                    ==========  ==========
     Weighted average common
        shares outstanding                           1,232,100     899,859
                                                    ==========  ==========
EARNINGS (LOSS) PER COMMON SHARE - Diluted
     Continuing operations                          $    (0.66) $     0.16
                                                    ==========  ==========
     Discontinuing operations                       $     0.48  $    (0.43)
                                                    ==========  ==========
     Net loss                                       $    (0.01) $    (0.25)
                                                    ==========  ==========
     Weighted average common
        shares outstanding                           1,671,568     985,951
                                                    ==========  ==========









________________________________________________________________________________
           See Notes to Consolidated Financial Statements                  F - 6

                        INTERUNION FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
________________________________________________________________________________



                                  Number                         Additional         Share
                                    of                            Paid-in          Capital
                                  Shares          Amount          Capital          Totals
Preferred Shares
  Balances,
    March 31, 1997 & 1998       1,500,000        $  150,000       $    ---       $  150,000
                                ---------        ----------       -----------    ----------


Common Shares
  Balance, March 31, 1996         692,558               693         4,211,283     4,211,976
  Adjustment, reverse split            14               ---               ---           ---
  Issued during the year
    net of issue costs            277,142               277           727,062       727,339
  Compensation related to
    stock options                     ---               ---           117,500       117,500
                                ---------        ----------       -----------    ----------
  Balance, March 31, 1997         969,714               970         5,055,845     5,056,815
  Issued during the year
    Exercise of warrants           15,000                15            89,985        90,000
    Exercise of options            60,000                60           179,940       180,000
    Investments                   659,287               659         3,002,327     3,002,986
  Cancellation                    (50,000)              (50)         (268,700)     (268,750)
  Compensation related to
    stock options                     ---               ---            60,000        60,000
                                ---------        ----------       -----------    ----------
  Balance, March 31, 1998       1,654,001             1,654         8,119,397     8,121,051
                                =========
Total Share Capital                                $151,654        $8,119,397    $8,271,051
                                                 ==========       ===========    ==========


                                                                   Cumulative
                                                                    Foreign
                                                                    Currency
                                                                  Translation
Deficit and Foreign currency translation adjustment                Adjustment      Deficit
                                                                  -----------    -----------

  Balance, Mach 31, 1996                                          $       ---    $(1,328,128)
  Foreign currency translation
    adjustment                                                         (9,197)           ---
  Net loss for fiscal                                                     ---       (230,153)
                                                                  -----------    -----------
  Balance, March 31, 1997                                              (9,197)    (1,558,281)
  Foreign currency translation adjustment                               4,146            ---
  Net loss for fiscal 1998                                                ---        (15,287)
                                                                  -----------    -----------
  Balance, March 31, 1998                                          $   (5,051)   $(1,573,568)
                                                                  ===========    ===========







________________________________________________________________________________
       See Notes to Consolidated Financial Statements                      F - 7

                        INTERUNION FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


FOR THE YEARS ENDED MARCH 31,                                           1998          1997
_____________________________________________________________________________________________


CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                              $(15,287)    $(230,153)
   Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities
    Depreciation and amortization                                        240,886       240,912
    Gain on disposal of discountinued operations                       (804,174)           ---
    Non cash compensation - stock options                                 60,000       117,500
    Deferred income taxes                                               (85,000)        85,000
    Unrealized loss (gain) in marketable securities                      159,831     (529,854)
                                                                     -----------  ------------
                                                                       (443,744)     (316,595)
Changes in operating assets and liabilities net of effects from the purchase of Cluster Asset Management Limited
    Increase in due to/from brokers and dealers, net                   1,814,508    31,515,327
    Decrease (increase) in due to/from client, net                     6,988,991   (5,588,459)
    Increase in marketable securities                                (5,871,852)  (26,352,526)
    Increase in accounts receivable and other assets                   (452,610)     (184,970)
    Increase (decrease) in accounts payable and accrued liabilities      633,103      (56,560)
    Increase (decrease) in assets and liabilites related to
     discontinued operations                                           (287,734)       129,296
                                                                     -----------  ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    2,380,662     (854,487)
                                                                     -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds on issuance of capital stock                            270,000       727,339
    Proceeds (repayment) of notes payable                              1,508,712     (119,462)
                                                                     -----------  ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              1,778,712       607,877
                                                                     -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment, net                              (2,032)      (10,866)
    Purchase of long-term investments, net                             (485,336)      (66,945)
    Investment in notes receivable                                   (1,299,935)           ---
                                                                     -----------  ------------

NET CASH USED IN INVESTING ACTIVITIES                                (1,787,303)      (77,811)
                                                                     -----------  ------------

NET INCREASE (DECREASE) IN CASH                                        2,372,071     (324,421)

CASH AND CASH EQUIVALENTS - Beginning of Year                            349,738       674,159

CASH ACQUIRED ON ACQUISITION OF SUBSIDIARY                               151,922           ---
                                                                     -----------  ------------

CASH AND CASH EQUIVALENTS - End of Year                               $2,873,731      $349,738
                                                                     ===========  ============



For supplemental disclosure information for the Consolidated Statement of Cash flows, see note 15.







________________________________________________________________________________
                    See Notes to Consolidated Financial Statements         F - 8

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997

________________________________________________________________________________


     1. ORGANIZATION AND BASIS OF PRESENTION

     Description of Business: InterUnion Financial Corporation ("IUFC") and its subsidiaries (collectively the "Company") are engaged in financial services with activities in investment banking, securities brokerage, and money management.

     Principles of Consolidation: The consolidated financial statements include the accounts of IUFC and all wholly owned and majority owned subsidiaries from their respective dates of acquisition, after the elimination of all significant intercompany transactions and balances. The consolidated subsidiaries of IUFC are Bearhill Limited, Cluster Asset Management Limited, Credifinance Capital Inc., Credifinance Securities Limited, Guardian Timing Services Limited, I & B Inc., Marbury Trading Corporation, and The Glen-Ardith Frazer Corporation. Investments in affiliates, representing 20% to 50% of the ownership, are accounted for under the equity method. Under the equity method, the Company records its proportionate share of income (loss) of the affiliate (net of the amortization of the excess of the purchase price over the net assets acquired) to results of operations, with this amount either added to (deducted from) the cost of the investment. Dividends received from affiliates who are accounted for on the equity basis are deducted from the carrying value of the investment. Equity method affiliates are Black Investment Management Limited and Leon Frazer, Black & Associates Limited. Investments in affiliates representing less than 20% ownership are accounted for under the cost method; this affiliate is Receptagen Ltd.

     Use of Estimates: The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

     2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents: Cash and cash equivalents include demand deposits with banks, money market accounts, and other short term investments with original maturities of 90 days of less. Balances of cash and cash equivalents in financial institutions may at times exceed the government insured limits.

     Marketable Securities: The Company classifies its marketable securities into one of three categories: trading, held to maturity, or available for sale. Trading securities, which are bought and held primarly for the purpose of selling them in the near term, are recorded at fair value with gains and losses included in earnings. Held-to-maturity securities, which are securities that the Company has the ability and the intent to hold until maturity, are recorded at amortized cost and adjusted for amortization or accretion of premiums or discounts. All other investments in marketable securities not classified as either trading or held-to-maturity are classified as available-for-sale and are reported at fair value. Unrealized gains and losses on securities classified as available for sale are reported as a separate component of shareholders' equity until realized. Market values of marketable securities are based on the last day of the fiscal year. A decline in market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earning, resulting in the establishment of a new cost basis for the security.

     Security Transactions: Security transactions are recorded in accordance with industry practice in the accounts on trade date. Commission income and related expenses for transactions executed but not yet settled are accrued as of the financial statement date.

     In accordance with Canadian industry practice, the balances due from and to brokers, dealers and clients may include the trading balances of clients at the end of the reporting period and may not be an indication of the investment activity of the Company. These balances are due to the Company's ownership of Credifinance Securities Limited, a Canadian broker/dealer. These balances may fluctuate significantly.

________________________________________________________________________________
/Continued...                                                              F - 9

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997

________________________________________________________________________________


     Property and Equipment: Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight line and accelerated methods over the estimated useful lives of the asset.

     Other Long-Term Assets: Stock exchange seats are recorded at cost and are included in other long-term assets. Declines in market value are only recorded when there is an indication of permanent decline in value.

     Goodwill: Following purchase accounting for businesses acquired, goodwill represents the excess of the purchase price over the fair value of the net assets acquired, and is being amortized over a period of 20 years on a straight line basis. Accumulated amortization as of March 31, 1998 and 1997 was $74,240 and $43,816, respectively.

     Long-lived Assets:  As prescribed by the Statement of Financial Accounting
(SFAS) No. 121, "Accounting for the Impairement of Long-lived Assets and for Long-lived Assets to be Disposed of," the Company assesses the recoverability of its long-lived assets (including goodwill) by determining whether the asset balance can be recovered over the remaining depreciation or amortization period through projected undiscounted future cash flows. As of March 31, 1998, no impairment of any asset was recognized.

     Fair Value of Financial Assets: The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes receivable and notes payable approximates the fair value. In addition, unless described elsewhere, the carrying value of all financial assets approximate fair value based on terms and interest rates currently available to the Company.

     Income Taxes: The Company provides for federal and state income taxes currently payable, as well as for those deferred because of timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

     The Company and its eligible subsidiaries file consolidated U.S. federal tax income returns. Non-U.S. subsidiaries, which are consolidated for financial reporting, are not eligible to be included in consolidated U.S. federal income tax returns, and therefore separate provisions for income taxes have been determined for these entities. Except for return of capital and selected didvidends, the Company intends to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes for non-U.S. subsidiaries was required for any year presented.

     Translation of Foreign Currencies: In accordance with SFAS No.52, iForeign Currency Translationi, the financial statements of certain subsidiaries of the Company are measured using local currency as the functional currency. Assets and liabilities have been translated at current exchange rates and related revenue and expenses have been translated at average monthly exchange rates. Gains and losses resulting from the translation of subsidiaries financial statements are included as a separate component of shareholders' equity. Any gains or losses resulting from foreign currency transactions are included in results of operations.

________________________________________________________________________________
/Continued...                                                             F - 10

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997

________________________________________________________________________________


     Earnings per Share: Net Income (loss) per share is reported in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements of earnings issued for periods ending after December 15, 1997, for all entities with complex capital structures. In accordance with SFAS No. 128, the EPS computation for March 31, 1997 has been restated. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion is anti-dilutive. The numerators of EPS computations are as reported in the statement of operations; the denominators include the effects of the Common Share equivalents of outstanding warrants and stock options which total 439,468 for 1998 and 86,092 for 1997.

     Stock Based Compensation: The Company accounts for employee stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under APB No. 25, the Company applies the intrinsic value method of accounting. SFAS No. 123, "Accounting for Stock-Based Compensation", prescribes the recognition of compensation expense based on fair value of options determined on the grant date. However, SFAS No. 123 allows companies currently applying APB No. 25 to continue applying the intrinsic value method under APB No. 25. For companies that continue in applying the intrinsic value method, SFAS No. 123 mandates certain pro forma disclosures as if the fair value method had been utilized. (See Note 6)

     Pending Accounting Pronouncements: In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997 and the Company does not believe that adoption of these standards will have a material impact on the Company's results of operations.

     Other: Certain amounts on the 1997 financial statements have been reclassified to conform with the 1998 presentation. All amounts in these financial statements are in United States dollars unless indicated with a "C" to represent Canadian dollar presentation.




________________________________________________________________________________
/Continued...                                                             F - 11

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997

________________________________________________________________________________


     3. MARKETABLE SECURITIES


As of March 31, 1998                                              Original    Carrying      Market
                                                                    Cost       Value        Value
                                                                -----------  -----------  -----------
Trading securities                                              $35,335,725  $35,169,986  $35,169,986
Available for Sale                                                      ---          ---          ---
Held to maturity                                                        ---          ---          ---
                                                                -----------  -----------  -----------
Total                                                           $35,335,725  $35,169,986  $35,169,986
                                                                ===========  ===========  ===========

As of March 31, 1997                                              Original    Carrying      Market
                                                                    Cost       Value         Value
                                                                -----------  -----------  -----------
Trading securities                                              $29,006,131  $29,457,965  $29,457,965
Available for Sale                                                      ---          ---          ---
Held to maturity                                                        ---          ---          ---
                                                                -----------  -----------  -----------
Total                                                           $29,006,131  $29,457,965  $29,457,965
                                                                ===========  ===========  ===========


      For the year ending March 31,                                               1998         1997
                                                                             -----------  -----------

    Proceeds from securities classified as available for sale                        ---    2,500,000
    Gross realized gains (losses) from securities
       classified as available for sale                                              ---          335
    Gross realized gains (losses) due to change
       in classification to trading from available for sale                          ---          ---
    Change in net unrealized gains (losses)
       on available for sale securities                                              ---          ---
    Change in net unrealized gains (losses) on trading
       securities included in revenues                                         (159,831)      529,854



     4. PROPERTY AND EQUIPMENT

                                                     March 31
                                              ----------------------
                                                 1998        1997
                                              ----------  ----------
Computer hardware and software                  $126,595    $104,046
ITM Computer software                          1,924,443   1,924,443
Furniture, fixtures and equipment                 70,650      69,786
Leasehold improvements                             1,735       1,735
                                              ----------  ----------
      Total cost                               2,123,423   2,100,010

Less: accumulated depreciation                   692,231     490,105
                                              ----------  ----------

                                              $1,425,192  $1,609,905
                                              ==========  ==========


     Depreciation expense amounted to $210,462 and $219,444, respectively, for the years ended March 31, 1998 and 1997.



________________________________________________________________________________

/Continued...                                                             F - 12

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997

________________________________________________________________________________


     5. NOTES RECEIVABLE

                                                                  1998         1997
                                                                ---------    ---------
Note receivable from Receptagen Ltd. with no minimum
 periodic payment, due September 15, 1998
 plus interest at the rate of 11%, loan is secured by a
 pledge on all of the intellectual property                      $616,579    $     ---
Note receivable from Receptagen Ltd. with no minimum
 periodic payment, no maturity and no rate of interest
 ($292,229 + C$494,431); see notes payable for
 corresponding obligation                                         641,255          ---
Note receivable from the purchaser of the Company's
 auction subsidiary with no minimum periodic payment,
 due June 30,2002 plus interest at the rate of 5.5%; purchaser
 may prepay any amount with no penalty                            310,851          ---
                                                                ---------     --------
Total                                                           1,568,685          ---
Less: current portion                                             616,579          ---
                                                                ---------     --------
Non-current portion                                              $952,106     $    ---
                                                                =========     ========


     The fair value of the non-interest bearing notes receivable from Receptagen Ltd., as well as the corresponding obligation described in note 6, cannot be determined because of the unique nature of these instruments.

     6. NOTES PAYABLE

                                                                      1998        1997
                                                                   ----------  ----------
Note payable, non-interest bearing, to the former shareholders of
 The Glen-Ardith Frazer Corporation with no minimum periodic payment, $662,412 and $476,857 due June 2, 1998 and
 August 29, 2000 respectively; discounted for recording
 using a rate of 8%                                                $1,139,269  $      ---
Note payable with no minimum periodic payment,
 due September 15, 1998 plus interest at the rate of 11%,
 265,750 common shares issued as collateral                           616,579         ---
Note payable to the co developer of Receptagen Ltd.'s research with no minimum periodic payment, no maturity and no rate of interest ($292,229 + C$494,431); see note receivable for
 corresponding asset                                                  641,255         ---
Note payable, non-interest bearing, to the former shareholders of
 Leon Frazer, Black & Associates Limited with no minimum periodic payment, $414,964 and $377,205 due July 2, 1998 and 1999
 respectively; discounted for recording using a rate of 8%            792,169         ---
                                                                   ----------  ----------
Total                                                               3,189,242         ---
Less: current portion                                               1,703,441         ---
                                                                   ----------  ----------
Long-term portion                                                  $1,485,801  $      ---
                                                                   ==========  ==========


     A portion of the note due to the former shareholders of Leon Frazer, Black & Associates Limited ("LFB") was assumed when IUFC invested in Black Investment Management Limited ("BIM"). (See Note 7)

     The Company has a credit facility of up to C$2.35 million available with a Canadian financial institution. As of March 31, 1998 this credit facility was unused.



________________________________________________________________________________
/Continued...                                                             F - 13

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997

________________________________________________________________________________


     7. ACQUISITIONS AND EQUITY INVESTMENTS

     Leon Frazer, Black & Associates Ltd.: On July 2, 1997, IUFC acquired a one third interest in all of the issued and outstanding shares of Leon Frazer, Black & Associates Ltd. ("LFB") for cash of C$650,000, notes payable of C$550,000 and acquisition costs of $170,000.

     This investment will be accounted for using the equity method. The difference between the carrying value of this investment and the underlying equity in net assets is $1 million, and this amount will be amortized to equity in earnings of unconsolidated affiliates over 20 years. During fiscal 1998, $37,800 was amortized.

     Cluster Asset Management Limited: Effective March 1, 1998, IUFC acquired a 91.55% direct interest in all of the issued and outstanding shares of Cluster Asset Management Limited ("CAM") for 213,194 IUFC common shares and 106,597 share purchase warants of valued at $852,776, assumption of debt valued at $1,197,924 and acquisition costs of $59,768. Each share purchase warrant entitles the holder to acquire an additional share of IUFC common stock at $5.00 within two years. The acquisition has been accounted for using the purchase method and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $2.07 million and has been recorded as goodwill, which will be amortized over 20 years. During fiscal 1998, $8,516 was amortizated.

     The net purchased price was allocated as follows:


                       Working capital            $19,945
                       Property and equipment      21,085
                       Goodwill                 2,069,438
                                               ----------
                       Purchase price          $2,110,468
                                               ==========


     CAM's sole asset is a Canadian money management firm, The Glen Ardith-Frazer Corporation ("GAF"), which was acquired by CAM in September 1997. IUFC, in addition to its 91.55% direct interest, has an additional indirect ownership of 4.08% of CAM throught its interest in LFB, as LFB owns directly the 8.45% not owned by IUFC.

     Subsequent to year end, CAM changed its name to InterUnion Asset Management Limited ("IUAM").

     Black Investment Management Limited.: Effective March 31, 1998, IUFC acquired a 45% direct interest in all of the issued and outstanding shares of Black Investment Management Limited ("BIM") for cash of $202,480, 216,640 shares of IUFC common stock valued at $788,570, assumption of notes payable of $430,806 and acquisition costs of $67,151.

     This investment will be accounted for using the equity method. The difference between the carrying value of this investment and the underlying equity in net assets is $1.3 million, and this amount will be amortized to equity in earnings of unconsolidated affiliates over 20 years. During fiscal 1998, no amount was amortized.

     A stand still agreement exists between the shareholders of BIM, whereby IUFC agrees not to acquire additional shares in BIM until April 18, 1999.



________________________________________________________________________________
/Continued...                                                             F - 14

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997



     BIM holds a 31.7% direct ownership interest in LFB, which it acquired in July 1997. As a result, IUFC acquired (1) an additional indirect interest in LFB of approximately 14.3% through its investment in BIM, and (2) an additional 1.3% indirect ownership of IUAM through BIM's ownership in LFB. In summary, as a result of the above transactions, IUFC has the following ownership in these entities:


                               Direct  Indirect  Total
     BIM                        45.0%      0.0%   45.0%
     LFB                        33.3%     14.3%   47.6%
     IUAM                      91.55%      4.1%  95.65%


     The following table summarizes, on an unaudited proforma basis, the combined results of the Company had the acquisition of consolidated affiliates had taken place at the beginning of fiscal 1998. Appropriate proforma adjustments have been made to reflect the accounting used in recording these acquisitions. This pro-forma information does not purport to be indicative of the results of operations that would have been resulted had the acquisitions been in effect for the entire periods presented, and is not intended to be a projection of future results or trends.


        Proforma earnings data, 12 months to March 31, 1998
          Revenue                                            $4,057,806
          Loss from continuing operations                     (821,212)
          Net loss                                             (17,083)
          Loss per share                                         (0.01)


     The following table reflects, on an audited and unaudited pro-forma basis, certain summarized financial information with regards to IUFC's equity method affiliates.


                              LFB                    BIM
                        12 Months Ended         12 Months Ended
                  Dec 31/97    Mar 31/98   Dec 31/97   Mar 31/98
                  Audited      Unaudited    Audited    Unaudited
                  ---------   -----------  ---------  -----------
     Assets        $250,747    $ 357,134   $816,759    $730,269
     Liabilities    206,824      300,513    883,257     291,938
     Revenues       909,170      811,051    918,856     929,233
     Net Income      58,292       41,206     14,903      45,022



     8. CAPITAL STOCK

     On May 17,1996, the shareholders' of the Company approved a twenty (20) to one (1) reverse stock split. All references to number of shares and exercise prices have been adjusted accordingly. In addition, at the 1997 annual and special shareholders meeting, shareholders' approved a reduction to the authorized number of shares that may be issued for each class.



________________________________________________________________________________
/Continued...                                                             F - 15

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997


     Currently, the number of shares authorized to be issued under each class of stock is:
      1,500,000 Class A Preferred Shares, ($0.10 par value), entitled to 100 votes for every one share issued, annual dividends, if declared by the directors, at a rate of $0.01 per share, non-cumulative
          1,000 Class B Preferred Shares, ($0.10 par value), non-voting, annual dividends, if declared by the directors, at a rate to be determined by the directors at the first issuance of these shares, non-cumulative
          1,000 Class C Preferred Shares, ($0.10 par value), non-voting, annual dividends, if declared by the directors, at a rate to be determined by the directors at the first issuance of these shares, non-cumulative. These shares are convertible into common stock at terms determined by the directors when these shares are issued.
      2,500,000 Common shares ($0.001 par value), each share has one vote

     During fiscal 1997, the Company issued 277,142 shares of common stock for gross proceeds of $759,142. Of these shares, 105,642 had common share purchase warrants attached to them. Each warrant entitles the holder to purchase 1 additional common share at $6.00 within one year. A value of $78,175 was assigned to the warrants.

     During fiscal 1998, the Company issued 659,287 shares of common stock and 106,597 common stock purchase warrants for investments in affiliates (see note 7 & 13). The Company issued 60,000 and 15,000 shares of common stock upon the exercise of stock options and warrants. In addition, the Company cancelled 50,000 shares that it received in reduction of the note receivable from the purchaser of Reeve, Mackay & Associates Ltd.

     Subsequent to year end the Company issued 35,000 shares of common stock and 17,500 common share purchase warrants for net proceeds of $133,000, and 17,002 shares of common stock as per its agreement with Receptagen Ltd, for which it will receive additional units from Receptagen Ltd.

     9. STOCK OPTIONS AND WARRANTS

     The Company currently issues stock options at the direction of the Board of Directors. To date, non-qualified stock options have been granted to select key employees under terms and conditions determined by the Board of Directors at the time the options are issued.

     Presented below is a summary of stock option plan activity:


                                           Wt. Avg.               Wt. Avg.
                                           Exercise    Options    Exercise
                                  Number    Price    Exercisable   Price
                                  -------  --------  -----------  --------
Balance, April 1,1996                --        --          --          --
Granted                           190,000      4.00      190,000      4.00
                                  -------  --------  -----------  --------
Balance, April 1,1997             190,000      4.00      190,000      4.00
Cancelled                         145,000      4.00      145,000      4.00
Granted                           135,000      3.56      135,000      3.56
Exercised                          60,000      3.00      190,000      3.00
                                  -------  --------  -----------  --------
Balance, March 31,1998            120,000     $4.00      120,000     $4.00
                                  =======  ========  ===========  ========









________________________________________________________________________________
/Continued...                                                            F - 16

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997
________________________________________________________________________________

     Options and warrants outstanding and exercisable at March 31, 1998, as well as those issued subsequent to March 31, 1998 are as follows:

                           Outstanding                     Exercisable
             -------------------------------------     ------------------
                        Wt. Avg.       Wt. Avg.                  Wt. Avg.
                       Remaining      Remaining                  Exercise
      Price  Number      Life       Exercise Price     Number     Price
      -----  -------   ---------    --------------     ------    --------
     $4.00   70,000       <1             4.00          70,000       4.00
      4.00  106,597       <2            $4.00         106,597      $4.00
      5.00   17,500       <2             5.00          17,500       5.00
      4.00   50,000       <2             4.00          75,000       4.00
      5.00  213,482       <2             5.00         213,482       5.00

                              Exercise          Expire
              Number           Price             Date
             -------          ---------        ---------
              70,000            $4.00        February 1999
             213,482             5.00        April 1999
             106,597             4.00        February 2000
              17,500             5.00        March 2000
              50,000             4.00        January 2001

     SFAS No.123 requires entities that account for awards for stock-based compensation to employees in accordance with APB No.25 to present pro forma disclosures of net income and earnings per share as if compensation cost was measured at the date of grant based on fair value of the award. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                               1998     1997
                                              -------  -------
        Expected life of the option           2 years  2 years
        Risk free interest rate               5.5 %    5.2 %
        Expected volatility                  20.0 %    50.0%
        Expected dividend yield               0.0 %    0.0 %

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Had the compensation cost for the Company's stock option plan been recognized based upon the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company's income from continuing operations and earnings per share for the year ended March 31, 1998 and 1997 would have been impacted as indicated in the following table. The proforma results below reflect only the impact of the options granted. EPS is presented following SFAS No. 128.

                                                      1998                   1997
                                             ----------------------  --------------------
                                               Reported    Proforma   Reported   Proforma
                                             ----------  ----------  ---------  ---------
   Income (loss) from continuing operations  $(819,461)  $(852,806)   $160,676  $(50,888)
   Net loss                                    (15,287)    (48,632)   (230,153) (441,718)
   Basic EPS from continuing operations          (0.66)      (0.69)       0.18     (0.06)

   Basic EPS                                     (0.01)      (0.04)      (0.25)    (0.49)
   Diluted EPS from continuing operations        (0.66)      (0.69)       0.16     (0.06)
   Diluted EPS                                   (0.01)      (0.04)      (0.25)    (0.49)

________________________________________________________________________________
/Continued...                                                             F - 17

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997

________________________________________________________________________________


     10. SALES COMMITMENT

     The Company entered into an option agreement in fiscal 1996 with a major international financial institution whereby software ("ITM Software") owned by its subsidiary, Bearhill Limited ("Bearhill") may be purchased by the option holder for approximately C$15,000,000 (at March 31,1998 - approximately $10,600,000). The Companyis interest in this software is included in property and equipment.

     During the life of the non-transferable option, Bearhill will receive an option fee from the option holder annually in order to maintain the option. The decision to exercise this option is at the full and unlimited discretion of the option holder. The future annual option fee are payable in Canadian dollars, at the beginning of the corresponding periods as follows:


        For the year beginning April 23,1998     C$ 50,000
        For the year beginning April 23,1999     C$ 50,000


     As of May 29, 1998, the option premium due for the period begining April 23, 1998 had not been paid. It is managements belief that this is not significant, as the Company continues to manage approximately C$10 million funds on behalf of the holder of the option.

     11. DISCONTINUED OPERATIONS

     During fiscal 1997, the Company adopted a formal plan to dispose of its auction subsidiary, Reeve, Mackay & Associates Ltd. As a result, the Company reclassified the operating losses and the net assets of the subsidiary as separate items on the financial statements. No loss on disposition was accrued at March 31,1997.

     In July 1997, the Company sold the auction subsidiary. The operating loss that was incurred by Reeve, Mackay until the date of sale is recorded as operating losses from discontinued operations. The gain from discontinued operations is equal to the excess of the liability over the assets carried by the Company, resulted from the investment in and advances to Reeve, Mackay.


     12. INCOME TAXES

     IUFC files a consolidated US Federal income tax return for its US operations and its US subsidiaries. Separate returns are filed, as locally required, for each of its foreign subsidiaries. The provision for income taxes consists of:


             Year Ended March 31,               1998       1997
             --------------------              ---------  -------
                  Domestic
                     Current                   $     --   $    --
                     Deferred                   (85,000)   85,000
                  Foreign
                     Current                       2,136    3,085
                     Deferred                         --       --
                                               ---------  -------
             Total provision for income taxes  $ (82,864) $88,085
                                               =========  =======









________________________________________________________________________________
/Continued...                                                             F - 18

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997

________________________________________________________________________________


     The total provision for income taxes differs from that amount which would be computed by applying the United States federal income tax rate to income
(loss) before provision for income taxes. The reason for these differences are as follows:


    Year Ended March 31,                        1998               1997
    --------------------                     ----------  ----   --------  ---
                                               Amount     %      Amount    %
                                             ----------  ----   --------  ---
    Statutory income tax rate (recovery)     $(300,000)  (34)   $ 84,500   34
    Foreign taxes payable                         2,136     0      3,085    1
    Effect of non taxable gain on
      disposition of subsidiary                 275,000    31        ---    0
    Non-deductible items                         17,500     2     10,500    4
    Other, including valuation
      allowance adjustment                     (78,450)   (9)    (10,000)  (4)
                                             ----------  ----   --------   ---
    Net taxes (recovery) and effective rate  $ (82,864)  (10)   $ 88,085   35
                                             ----------  ----   --------   ---


     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carryforwards. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                     March 31, 1998          March 31, 1997
                                  ---------------------  ----------------------
                                  Component  Tax Effect   Component  Tax Effect
                                  ---------  ----------  ----------  ----------
 Net operating losses - foreign   $ 363,000  $ 145,000   $ 150,000   $  60,000
 Less valuation allowance         (363,000)   (145,000)   (150,000)    (60,000)
                                  ---------  ----------  ----------  ----------
   Net deferred asset             $    ---   $     ---   $     ---   $     ---
                                  ---------  ----------  ----------  ----------
 Net operating losses - domestic  $ 310,000  $   45,000  $   90,000  $   15,000
 Unrealized gains - domestic        (6,000)       (900)   (550,000)   (100,000)
 Less valuation allowance         (304,000)    (44,100)         ---         ---
                                  ---------  ----------  ----------  ----------
   Net deferred asset             $     ---  $      ---  $(460,000)  $ (85,000)
                                  ---------  ----------  ----------  ----------


     At March 31, 1998, the Company had cumulative net operating loss carryforwards of approximately $310,000 and $363,000 in the United States and Canada, respectively. These amounts will expire in various years through 2013. In addition, the Company has capital loss carryforward of approximately $1,250,000 for tax purposes. The related deferred tax asset has been completely offset by a valuation allowance. This amount will expire in various years begining in 2001. The Company has no significant deferred tax liabilities

     13. INVESTMENT BANKING ACTIVITIES

     During fiscal 1997, IUFC entered into an agreement to act as investment banker for the recapitalization of Receptagen Ltd. IUFC made available to Receptagen a credit facility of C$400,000 (approximately $290,000). This credit facility was exchanged for a convertible debenture of Receptagen which has been converted into units of Receptagen at a rate of C$0.105 per unit. Each unit is itself exchangeable, after the private placement outlined below, into one common share and one share purchase warrant at C$0.14 for two years. The credit facility was fully subscribed by investors other than the Company.

________________________________________________________________________________
/Continued...                                                             F - 19

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997

________________________________________________________________________________


     On April 7, 1997, all creditors of Receptagen agreed to exchange debt of approximately C$9 million for shares of common stock of IUFC issued under Regulation "S" of the Securities Act of 1933, at a rate of C$0.20 per C$1.00 of debt. IUFC expects to issue approximately 250,000 shares valued at $4.00 per share for this transaction in addition to 220,000 share purchase warrant at $4.00. In exchange, IUFC will receive C$0.20 per C$1.00 of debt of Receptagen acquired from creditors in the form of a convertible debenture. This debenture is convertible into unit "A" of Receptagen at a rate of C$0.07 per unit. Each unit 'A' is exchangeable into one common share and one share purchase warrant at C$0.14 within two years.

     The third phase of the recapitalization of Receptagen involves a private placement of C$2.5 million in Special Warrants, which closed in May 1997. The offering price of these Special Warrants was C$0.116 and they are exchangeable into one common share and one share purchase warrant at C$0.14 within two years.

     Receptagen is currently listed on the Toronto Stock Exchange ("RCG") and trades on the NASD Over-the-Counter Bulletin Board ("RCEPF").

     During the year, the Company made available a credit facility of up to $875,000 to Receptagen. This credit facility is fully secured by Recepatgen's intellectual property. Upon non-interested shareholders approval this loan may be convertible in to common shares of Receptagen, with the conversion price being C$0.035.

     IUFC's ownership interest in Receptagen was 19.4% and 0%, respectively at March 31, 1998 and 1997. The Company also holds 15,916,875 common share purchase warrants at C$0.14 per warrant to acquire additional stock in Receptagen and has a receivable in the amount of $350,000 for investment services. The Company accounts for its investment in Receptagen following the cost method. Because IUFC holds a security interest in Receptagen's intellectual property, management believes that this investment, including the related notes receivable, are recorded at the lower of cost or fair value.

     Receptagen intends to hold, on June 30, 1998, an Annual and Special Meeting of Shareholders where it is seeking approval to merge its operations with GRN -International Inc., a multi-service contract research organization providing research and development services to pharmaceutical, biotechnology and medical device companies. Should this transaction be completed, the Company's interest in Receptagen will be reduced to approximately 7.5%. In addition, non-interested shareholders of Receptagen will vote to have all warrants, issued in the restructuring, repriced at C$0.035 and extend the expiration date to July 30, 2000, subject to certain conditions.

     13. RELATED PARTY TRANSACTIONS

     Directors, officers or employees of the Company may also be officers of and serve on the board of directors of companies in which IUFC or its subsidiaries have invested. This is considered to be in the normal course of IUFC's business.

     During the period ending March 31, 1998, the Company paid an entity owned by one of its directors approximately $186,765 for services, and received approximately $135,000 from the same company for advisory services.

     During the period ending March 31, 1998, the Company paid an entity related by common ownership approximately $300,000 for advisory fees.




________________________________________________________________________________
/Continued...                                                             F - 20

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997
________________________________________________________________________________



     The Company paid an entity related by common ownership approximately $35,000 and $40,000, during fiscal 1998 and 1997 respectively, which has been included as rent expense. In turn, this related company has paid an unrelated entity $40,000 as rent for these same premises.

     On September 26,1996, the Company paid $80,000 to a related company in order to acquire an option to purchase all of the outstanding shares of New Research Corporation. The option expired on December 15,1997 and the Company expensed the cost of the option.


     14. COMMITMENTS AND CONTINGENCIES

     The Company leases office space under a number of operating leases expiring at various dates through to November 2007. The Company also has a number of commitments with regards to information suppliers that expire at various dates through to January 2000. The total minimum annual rentals, exclusive of additional operating costs, under the leases for the company's premises and information systems in each of the next five fiscal years are approximately:


                            1999       $150,000
                            2000        130,000
                            2001        100,000
                            2002         90,000
                            2003         40,000


     Payments under the above mentioned leases that have been charged to operations for the periods ending March 31, 1998 and 1997 amount to $352,666 and $414,539, respectively.

     From time to time the Company is exposed to claims and legal actions in the normal course of business, some of which are initiated by the Company. At March 31, 1998, management believes that any such outstanding issues will be resolved without significantly impairing the financial condition of the Company.


     15. SUPPLEMENTAL CASH FLOW DISCLOSURE

     The following is additional information regarding the Consolidated Statement of Cash Flows:



    Supplemental disclosure of cash flow information:
        Cash paid during the period for interest                       $76,627  $     2,631
        Cash paid during the period for income taxes                    11,231       15,160

    Supplemental disclosure of non-cash financing and investing:

        Stock issued for long-term investments                       3,002,986          ---
        Common stock canceled                                          268,750          ---
        Notes payable assumed in acquisitions                          430,896          ---









________________________________________________________________________________
/Continued...                                                             F - 21

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997

________________________________________________________________________________


     16. GEOGRAPHICAL AREA SEGMENTATION

     The following tables summaries the revenues, operating profits (losses) from continuing operations and identifiable assets by geographical area.



                                                                                        Adjustments
                                                                  United                      &
                                                    Canada        States       Other      Elimination   Consolidated
                                                 -----------    ---------   -----------   -----------   ------------
For the year ended and as of March 31, 1998

Revenue from unaffiliated customers              $ 3,343,052  $  (262,065)  $    34,420    $      --     $ 3,115,407
Revenue from intersegments                           312,745       50,000            --     (362,745)             --
                                                 -----------  -----------   -----------     ---------    -----------
Total revenue                                      3,655,797      212,065        34,420            --      3,115,407
                                                 ===========  ===========   ===========     =========    ===========
Depreciation & Amortization                           47,450          992       192,444            --        240,886
                                                 ===========  ===========   ===========     =========    ===========
Operating profit                                     198,085     (693,742)     (242,309)           --       (743,966)
                                                 ===========  ===========   ===========     =========
General corporate expenses                                                                                   175,000
Interest expenses, net                                                                                       (24,951)
                                                                                                         -----------
Income from continuing Operations
  before provision for income taxes                                                                         (894,015)
                                                                                                         ===========
Identifiable assets                                9,102,875    1,679,781   37,961,076             --     48,743,732
                                                 ===========  ===========  ===========      =========    ===========


For the year ended and as of March 31, 1997

Revenue from unaffiliated customers              $ 4,220,784  $ 1,477,062  $    14,337     $       --    $ 5,712,183
Revenue from intersegments                           292,567           --           --       (292,567)           --
                                                 -----------  -----------  -----------     ----------    -----------
Total revenue                                      4,513,351    1,477,062       14,337             --      5,712,183
                                                 ===========  ===========  ===========     ==========    ===========
Depreciation & Amortization                           25,986          574      214,352             --        240,912
                                                 ===========  ===========  ===========     ==========    ===========
Operating profit                                     104,931      550,424     (229,628)            --        425,727
                                                 ===========  ===========  ===========     ==========
General corporate expenses                                                                                   200,000
Interest expenses, net                                                                                       (23,034)
                                                                                                         -----------
Income from continuing
  Operations before provision
   for income taxes                                                                                          248,761
                                                                                                         ===========
Identifiable assets                               11,253,145   25,990,456    1,576,906             --     38,820,507
                                                 ===========  ===========  ===========     ==========    ===========


     For both fiscal years ended March 31, 1998 and March 31, 1997 the Company did not have any customers that represented revenues in excess of 10%, nor did the Company have activities outside of the financial services industry.




________________________________________________________________________________
                                                                          F - 22