Form 10QSB
period 1998-06-30
INTERUNION FINANCIAL CORP
filed 1998-08-14
CIK 924805

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)
/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended ___June 30,1998_______
/   /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                  For the transition period from _____________ to ____________ Commission file number _______________________________


                        INTERUNION FINANCIAL CORPORATION
       (Exact name of small business issuer as specified in its charter)



Delaware                                                                87-0520294
-----------------------------------------------  ---------------------------------
(State or other jurisdiction of                  (IRS Employer Identification No.)
incorporation or organization)


249 Royal Palm Way, Suite 301 H, Palm Beach, Fl                              33480
-----------------------------------------------  ---------------------------------
(Address of principal executive offices)                                (Zip Code)


(561) 820 - 0084                                                  (561) 655 - 0146
-----------------------------------------------  ---------------------------------
(Issueris telephone number)                           (Issueris telecopier number)


 ______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes / X /  No /   /

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes /   /   No /   /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of share outstanding of each of the issueris classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares - 1,935,945 as of July 31,1998.

Transitional Small Business Disclosure Format (Check One)  Yes /   /  No / X /

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS




                        INTERUNION FINANCIAL CORPORATION
           UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998

                                                                   3 mos ended  3 mos ended  12 mos ended  12 mos ended
                                                                     Jun-98       Jun-97        Mar-98        Mar-97
REVENUES
  Investment Banking                                                   274,012    1,390,400     2,642,958     5,346,503
  Investment Management                                                291,444       82,592       370,871       365,680
  Interest income                                                       38,888       25,467       101,578        25,665
                                                                   -----------  -----------   -----------   -----------
                                                                       604,344    1,498,459     3,115,407     5,737,848
                                                                   -----------  -----------   -----------   -----------

EXPENSES
  Selling, General & Administration                                    618,773    1,257,351     3,674,548     5,214,477
  Amortization & Depreciation                                           81,705       58,098       240,886       240,912
  Foreign Exchange Loss (Gain)                                          25,940     (13,032)        17,361        31,067
  Interest Expense                                                      71,948       44,941        76,627         2,631
                                                                    ----------   ----------    ----------    ----------
                                                                       798,366    1,347,358     4,009,422     5,489,087
                                                                   -----------  -----------   -----------   -----------

PROFIT (LOSS) FROM CONTINUING OPERATIONS - BEFORE INCOME TAXES       (194,022)      151,101     (894,015)       248,761
EQUITY IN NET EARNINGS (LOSSES OF UNCONSOLIDATED AFFILIATES)            11,582         ----       (8,310)          ----

PROVISION FOR INCOME TAXES (RECOVERABLE)                               (2,548)       53,000      (82,864)        88,085
                                                                   -----------  -----------   -----------   -----------

PROFIT (LOSS) FROM CONTINUING OPERATIONS                             (179,892)       98,101     (819,461)       160,676
  Loss from Discontinued Operation                                        ----          691           691     (390,829)
  Gain on Disposal of Discontinued Assets                                 ----         ----       803,483          ----
                                                                   -----------  -----------   -----------   -----------

NET PROFIT (LOSS) FOR THE PERIOD                                     (179,892)       98,792      (15,287)     (230,153)

FOREIGN EXCHANGE TRANSLATION EFFECT                                   (42,785)          376         4,146       (9,197)

RETAINED EARNINGS (DEFICIT)
- BEGINNING OF PERIOD                                              (1,578,619)  (1,567,478)   (1,567,478)   (1,328,128)
                                                                   -----------  -----------   -----------   -----------

RETAINED EARNINGS (DEFICIT)
- END OF PERIOD                                                    (1,801,296)  (1,468,310)   (1,578,619)   (1,567,478)
                                                                   ===========  ===========   ===========   ===========

FINANCIAL OVERVIEW
  Common Shares Outstanding                                          1,673,803    1,255,250     1,654,001       969,714
  Weighted Average Shares Outstanding - Basic                        1,665,693    1,127,589     1,232,100       899,859
  EPS - From Continuing Operations                                      (0.11)         0.09        (0.66)          0.18
  EPS - From Discontinuing Operations                                     0.00         0.00          0.65        (0.43)
  EPS                                                                   (0.11)         0.09        (0.01)        (0.25)
  Weighted Average Shares Outstanding - Diluted                      2,403,411    1,541,106     1,671,568       985,951
  EPS - From Continuing Operations                                      (0.11)         0.06        (0.66)          0.16
  EPS - From Discontinuing Operations                                     0.00         0.00          0.48        (0.43)
  EPS                                                                   (0.11)         0.06        (0.01)        (0.25)

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                       INTERUNION FINANCIAL CORPORATION
                     UNAUDITED CONSOLIDATED BALANCE SHEET
                            AS AT JUNE 30, 1998

                                                                     3 mos at     3 mos at     12 mos at    12 mos at
                                                                      Jun-98       Jun-97       Mar-98       Mar-97
CURRENT ASSETS
 Cash and cash equivalent                                               635,172    1,141,277    2,873,731      349,738
 Due from brokers and dealers                                           348,890    1,720,919        2,012      166,062
 Due from clients                                                       997,031      839,662      715,871    5,967,989
 Marketable securities                                                  176,944      627,545   35,169,986   29,457,965
 Accounts receivable                                                    962,236      392,486      882,491      226,663
 Income tax receivable                                                    6,467          ---        7,789       22,197
 Prepaid expenses and other current assets                               51,655       39,085       56,733      151,483
 Notes receivable                                                       633,646      678,074      616,579          ---
                                                                     ----------   ----------   ----------   ----------
                                                                      3,812,041    5,439,048   40,325,192   36,342,097
                                                                     ----------   ----------   ----------   ----------
CAPITAL ASSETS                                                        1,371,370    1,559,920    1,425,192    1,609,905
NOTES RECEIVABLE, NON-CURRENT PORTION                                   790,597          ---      952,106          ---
OTHER LONG-TERM ASSETS                                                   84,710      256,945       84,710      256,945
INVESTMENT IN UNCONSOLIDATED AFFILIATES                               3,887,687    1,883,673    3,488,322          ---
GOODWILL, NET                                                         2,084,782      388,855    2,468,210      394,332
DISCONTINUED ASSETS                                                         ---      534,399          ---      217,228
                                                                     ----------   ----------   ----------   ----------
                                                                      8,219,146    4,623,792    8,418,540    2,478,410
                                                                     ----------   ----------   ----------   ----------
                                                                     12,031,187   10,062,840   48,743,732   38,820,507
                                                                     ==========   ==========   ==========   ==========
CURRENT LIABILITIES
 Due to brokers and dealers                                                 ---          ---   34,663,322   33,012,864
 Due to clients                                                       1,248,476    2,334,546    3,057,747    1,320,874
 Accounts payable and accrued liabilities                               373,205      280,160    1,063,956      257,470
 Notes payable                                                        1,988,793      678,074    1,703,441          ---
 Bank loan                                                              705,022          ---          ---          ---
                                                                     ----------   ----------   ----------   ----------
                                                                      4,315,496    3,292,780   40,488,466   34,591,208
                                                                     ----------   ----------   ----------   ----------
DUE TO RELATED PARTIES                                                  500,000      300,000          ---          ---
OTHER LIABILITIES                                                        73,057          ---       77,033          ---
NOTES PAYABLE, LONG-TERM PORTION                                        624,821          ---    1,485,801          ---
DISCONTINUED LIABILITIES                                                    ---      767,804          ---      504,962
DEFERRED INCOME TAX LIABILITY                                               ---       85,000          ---       85,000
                                                                     ----------   ----------   ----------   ----------
                                                                      1,197,878    1,152,804    1,562,834      589,962
                                                                     ----------   ----------   ----------   ----------
SHAREHOLDERS EQUITY
 Capital Stock and additional paid-in capital                         8,319,109    7,085,566    8,271,051    5,206,815
 Accumulated comprehensive income                                       (47,836)      (8,821)      (5,051)      (9,197)
 Retained Earnings (Deficit)                                         (1,753,460)  (1,459,489)  (1,573,568)  (1,558,281)
                                                                     ----------   ----------   ----------   ----------
                                                                      6,517,813    5,617,256    6,692,432    3,639,337
                                                                     ----------   ----------   ----------   ----------
                                                                     12,031,187   10,062,840   48,743,732   38,820,507
                                                                     ==========   ==========   ==========   ==========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998

                                                                      3 mos ended   3 mos ended   12 mos ended  12 mos ended
                                                                         Jun-98        Jun-97        Mar-98        Mar-97
OPERATING ACTIVITIES
 Net Income (Loss)                                                       (179,892)       98,792       (15,287)     (230,153)
 Amortization                                                              81,705        58,098       240,886       240,912
 Non cash compensation                                                        ---        60,000        60,000       117,500
 Gain on disposition of discontinued operations                               ---           ---      (804,174)          ---
 Deferred income tax                                                          ---           ---       (85,000)       85,000
 Unrealized loss (gain) on marketable securities                           27,817        25,468       159,831      (529,854)
                                                                      -----------   -----------    ----------   -----------
                                                                          (70,370)      242,358      (443,744)     (316,595)
 Increase (decrease) in due to/from brokers and
 dealers, net                                                         (35,010,200)  (34,567,721)    1,814,508    31,515,327
 Increase (decrease) in due to/from clients, net                       (2,090,431)    6,141,999     6,988,991    (5,588,459)
 Increase (decrease) in marketable securities                          35,063,538    28,754,952    (5,871,852)  (26,352,526)
 Increase (decrease) in accounts receivable &
 sundry assets                                                            (73,345)      (31,228)     (452,610)     (184,970)
 Decrease (increase) in accounts payable and
 accrued liabilities                                                     (690,751)       22,690       633,103       (56,560)
 Increase in assets and liabilities related to
 discontinued operations                                                      ---       (54,329)     (287,734)      129,296
                                                                      -----------   -----------    ----------   -----------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES                           (2,871,559)      508,721     2,380,662      (854,487)
                                                                      -----------   -----------    ----------   -----------
FINANCING ACTIVITIES
 Capital stock and additional paid-in capital issued                      133,000       180,000       270,000       727,339
 Increase (decrease) in due to related parties                            500,000       300,000          ----      (119,462)
 Proceeds (repayment) of notes payable                                   (705,022)      678,074     1,508,712          ----
 Proceeds (repayment) of bank loan                                        705,022           ---           ---          ----
                                                                      -----------   -----------    ----------   -----------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES                              633,000     1,158,074     1,778,712       607,877
                                                                      -----------   -----------    ----------   -----------
INVESTING ACTIVITIES
 Capital assets                                                               ---       (12,688)       (2,032)      (10,866)
 Long term investments                                                        ---      (184,494)     (485,336)      (66,945)
 Notes recevable                                                              ---      (678,074)   (1,299,935)         ----
                                                                      -----------   -----------    ----------   -----------
CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                  ---      (875,256)   (1,787,303)      (77,811)
                                                                      -----------   -----------    ----------   -----------
INCREASE (DECREASE) IN CASH                                            (2,238,559)      791,539     2,372,071      (324,421)
CASH - BEGINNING OF YEAR                                                2,873,731       349,738       349,738       674,159
CASH - ACQUIRED ON ACQUISITION                                                ---           ---       151,922          ----
                                                                      -----------   -----------    ----------   -----------
CASH - END OF YEAR                                                        635,172     1,141,277     2,873,731       349,738
                                                                      ===========   ===========    ==========   ===========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998



1. Interim information is unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of interim results have been included in accordance with Generally Accepted Accounting Principles. All adjustments are of a normal recurring nature unless specified in a separate note included in these Notes to Unaudited Consolidated Financial Statements. The results for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended March 31, 1998, included in its Form 10-KSB for the year ended March 31,1998.

2. During the first quarter, the Company issued:
        o 35,000 shares of common stock and 17,500 common share purchase warrants for net proceeds of $140,000. A $7,000 fees was paid to an intermediary;
        o 17,002 shares of common stock is exchange for approximately 1,450,000 Receptagen Ltd. units. Each unit comprises of one common stock and one common stock purchase warrant.

     In addition, during the quarter the Company cancelled 32,200 shares of common stock it received in reduction of a note receivable.

     Subsequent to the end of the first quarter, the Company issued:
        o 231,918 shares of common stock as partial payment for a C$1,677,864 (US $1,140,000) note due July 1998 and 1999, in conjunction with its acquisition of Leon Frazer, Black & Associates Limited and Black Investment Management Limited. The balance of the note was be paid in cash: C$250,000 (US $170,000) was paid in July 1998 and C$150,000 (US $105,000) to be paid in September 1998;
        o    27,244 shares of common stock to Leon Frazer, Black &
             Associates Limited and $5,494.52 in cash, in order to acquire the 8.55% it did not own in InterUnion Asset Management ("IUAM"), making IUAM a wholly owned subsidiary;
        o 3,000 shares of common stock in exchange for approximately 260,000 Receptagen Ltd units. Each unit comprises of one common share and one common share purchase warrant.

3. Earnings per share is computed using the weighted average number of common shares outstanding during the period. Loss per share is computed using the weighted average number of common shares outstanding during the period.

4. As of April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain items that are recorded directly to shareholders' equity, bypassing net income. The only such item currently applicable to the Company is foreign currency translation adjustments.

     During the quarters ended June 30, 1998 and 1997, total comprehensive income was ($222,677) and $99,168, respectively. The adoption of this Statement had no effect on the Company's results of operations or financial position.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

(1) OVERVIEW

During the first quarter of fiscal 1999 (three months ending June 30,1998), InterUnion reported consolidated revenues of $0.6 million versus $1.5 million a year earlier.

Selected financial data from InterUnion's financial statements is (figures in 000's except per share data):

                               3 mo. ended  3 mo. ended  3 mo. ended
                                Jun. - 98    Jun. - 97    Jun. - 96
Revenues                               604        1,498        1,458
Net Profit (Loss)                    (179)           98           58
EPS -  Operations                   (0.11)         0.09         0.08
EPS - Discontinued Operations         0.00         0.00       (0.05)
EPS                                 (0.11)         0.09         0.03
Working Capital                      (503)        2,146          871
Cash Flow                             (70)          242           81
Total Assets                        12,031       10,063        5,864
Shareholders' Equity                 6,518        5,617        3,056
Common Share, #                  1,673,803    1,255,250      692,572
Book Value Per Share                  3.89         4.48         4.41

It is the first time, this quarter, that the larger share of the revenue derives from the investment management activities.


(2) NET REVENUES

During the first quarter of fiscal 1999, InterUnion reported consolidated revenues of $0.6 million versus $1.5 million a year earlier, for a decrease of 59.7%. Investment banking revenues decreased by 80.3% to $274,012 from $1,390,400 the previous year. Investment management revenues increased by 252.9% to $291,444 from $82,592 the previous year. The decrease of revenues in the investment banking can be attributed to a number of factors: (i) general reduction of financing activities in general as well as trading and financing activity in the small cap market; (ii) concentration of resources in the merger and acquisition sector for which the final impact on the profitability can only be assessed at the finalization of the transaction; and (iii) considerable utilization of investment banking resources for the administration and development of the investment management activities, therefore diverting efforts from other revenue generating activities.


(3) EXPENSES

During the first quarter, the Company reduced its expenses from $1,347,358 to $798,366 from a year earlier, representing a decrease of 40.7%. This decrease is attributable to the reduction in Selling, General and Administration relating to a drop in financing activity, which was reduced by 50.8%, to $618,773 from $1,257,351. This reduction was offset by increases in Interest charges due to the notes payable assumed in the acquisition of Leon Frazer, Black & Associates Limited, Black Investment Management Limited and InterUnion Asset Management Limited in fiscal 1998.


(4) NET INCOME

Net loss from operations for the three months ending June 30, 1998 was $179,892 or $0.11 per share versus a profit of $98,101 or $0.09 per share a year earlier. Net loss for the three months ending June 30,1998 is $179,892 or $0.11 per share versus a profit of $98,792 or $0.09 in 1997. The decrease in EPS is due to the decrease in revenue, as the Company devote most of its investment banking resources to finalizing the Receptagen Ltd. restructuring and the administration and development of the investment activity. In the first quarter of fiscal 1998, InterUnion recorded a gain from discontinued operation of $691.

The weighted average number of common shares outstanding for the three months ending June 30, 1998 is 1,673,803 versus 1,127,589 a year earlier. The increase is due to the issuance of shares in the form of Regulation "s" financings and to the acquisition of investment managers.


(5) LIQUIDITY AND CAPITAL RESOURCES

In order to meet its growth plans and fund any operating cash requirements, the Company's policy is to issue additional capital stock, when possible. To date the Company has done this either through the issuance of common stock under Regulation "D" or Regulation "S". The following are details of these private placements during the previous three fiscal years:


          Date            # of Shares    Amount  Type
          June 1995            62,500  $125,000  Regulation "D"
          October 1995        100,000   200,000  Regulation "D" & "S"
          March 1996          160,000   320,000  Regulation "D"
          September 1996      277,142   759,710  Regulation "S"
          June 1998            35,000   140,000  Regulation "S"


When not able to issue common shares, due to market conditions, the Company will issue Notes Payable or Preferred Shares. Until the Company acquired its investment management subsidiaries and initiated the restructuring of Receptagen Ltd., the Company did not have any long term debt. The debt assumed in the Receptagen Ltd. restructuring is matched by receivables, with similar terms.
The Company is currently seeking financing through the issuance of convertible debt and/or common shares in order to reimburse certain loans incurred in connection with its acquisitions of investment management companies and to proceed with the acquisition of managed assets.

In July 1998, the Company and the selling shareholders of Leon Frazer, Black & Associates Limited reached an agreement to settle the Notes due in July 1998 and 1999. The C$1,677,864 (US $1,140,000) note has been settled by the issuance of common stock and cash: 231,918 shares of common stock, C$250,000 (US $170,000) in cash paid in July 1998 and $150,000 (US $105,000) to be paid in September 1998,

To meet its cash requirements and honor its payment obligations to the shareholders of the investee companies, Rif Capital Inc., a shareholder of the Company, has loaned $500,000 to the Company. In addition, the Company has a credit facility with a Canadian chartered bank for up to C$2,350,000 (US $1,600,000) of which C$1,035,000 had been drawn down as of June 30,1998.

Upon completion of a financing, it is the intention of the Company to rationalize the corporate structure of its investment management affiliates in order to maximize its shareholders value, in all classes.


(6) ACQUISITION PROGRAM

InterUnion has accelerated the payment of the notes payable to the shareholders of some of its investee companies as well as the acquisition of the 8.55% of InterUnion Asset Management Limited it did not own.

The Company continues to actively explore acquisition opportunities in priority in the investment management sector in order to provide a stable cash flow and to increase shareholders' equity.

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

In the opinion of management the financial statements for the periods ending June 30, 1998 accurately reflect the operations of the Company and its subsidiaries. The Company has taken every reasonable step to ensure itself that its quarterly financial statements do not represent a distorted picture to anyone having a business reason to review such statements and who has also reviewed its previous audited annual financial statements for the year ended March 31, 1998.


                          PART II - OTHER INFORMATION


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


                                InterUnion Financial Corporation
                                ----------------------------------------
                                             (Registrant)



Date  August 13,1998            /s/  Georges Benarroch, Director
-------------------------       ----------------------------------------
                                             (Signature)*


Date  August 13,1998            /s/  Selwyn J. Kletz, Director
-------------------------       ----------------------------------------
                                             (Signature)*


* Print the name and title of each signing officer under his signature.