Form 10QSB
period 1998-09-30
INTERUNION FINANCIAL CORP
filed 1998-11-13
CIK 924805

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended    September 30,1998

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                    For the transition period from _____________ to __________ Commission file number ___________________________________


                        INTERUNION FINANCIAL CORPORATION
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)


Delaware                                                              52-2002396
--------                                                              ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


249 Royal Palm Way, Suite 301 H, Palm Beach, Fl                            33480
-----------------------------------------------                            -----
(Address of principal executive offices)                              (Zip Code)


(561) 820 - 0084                                                (561) 655 - 0146
----------------                                                ----------------
(Issuer's telephone number)                         (Issuer's telecopier number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares - 1,935,945 as of October 31,1998.

Transitional Small Business Disclosure Format (Check One)  Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        INTERUNION FINANCIAL CORPORATION
           UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                        FOR THE PERIOD ENDED SEPTEMBER 30


                                                              Three Months Ended                  Six Months Ended
                                                            1998              1997             1998              1997

REVENUES
   Investment Banking                                  $       (8,523)   $   1,035,395    $      265,489    $   2,425,794
   Investment Management                                      448,544          119,853           739,988          202,445
   Interest Income                                             20,939           10,107            59,827           35,574
                                                       --------------    -------------    --------------    -------------
                                                              460,960        1,165,354         1,065,304        2,663,813
                                                       --------------    -------------    --------------    -------------

EXPENSES
   Selling, General & Administration                          707,193        1,087,823         1,325,966        2,345,174
   Amortization & Depreciation                                 56,694           58,093           138,399          116,191
   Foreign Exchange Loss (Gain)                               (88,737)          (4,209)          (62,797)         (17,241)
   Interest Expense                                            43,815               58           115,763           44,999
                                                       --------------    -------------    --------------    -------------
                                                              718,965        1,141,765         1,517,331        2,489,123
                                                       --------------    -------------    --------------    -------------
PROFIT (LOSS) FROM CONTINUING
   OPERATIONS - BEFORE INCOME TAXES                          (258,005)          23,589          (452,027)         174,690

PROVISION FOR INCOME TAXES (RECOVERABLE)                        2,548           11,370               ---           64,370

EQUITY IN NET EARNING (LOSSES) OF
   CONSOLIDATED AFFILIATES                                    (36,577)             ---           (24,995)             ---
                                                       --------------    -------------    --------------    -------------

PROFIT (LOSS) FROM CONTINUING OPERATIONS                     (297,130)          12,219          (477,022)         110,320

   Loss from Discontinued Operations                              ---              ---               ---              691
   Gain on Disposal of Discontinued Assets                        ---          803,483               ---          803,483
                                                       --------------    -------------    --------------    -------------

NET PROFIT (LOSS) FOR THE PERIOD                             (297,130)         815,702          (477,022)         914,494

FOREIGN EXCHANGE TRANSLATION EFFECT                          (155,458)             (32)         (198,243)             344

RETAINED EARNINGS (DEFICIT)
   - BEGINNING OF PERIOD                                   (1,801,296)      (1,468,310)       (1,578,619)      (1,567,478)
                                                       --------------    -------------    --------------    -------------

RETAINED EARNINGS (DEFICIT)
   - End of Period                                     $   (2,253,884)   $    (652,640)   $   (2,253,884)   $    (652,640)
                                                       ==============    =============    ==============    =============

FINANCIAL OVERVIEW
   Common Shares Outstanding                                1,935,945        1,220,250         1,935,945        1,220,250
   Weighted Average Shares Outstanding - Basic              1,770,466        1,256,663         1,766,456        1,192,835
   Weighted Average Shares Outstanding - Diluted            2,683,795        1,730,993         2,592,637        1,622,732
   EPS - From Continuing Operations (Basic)                    (0.17)             0.01            (0.27)             0.09
   EPS - From Discontinuing Operations (Basic)                  0.00              0.64             0.00              0.67
   EPS (Basic)                                                 (0.17)             0.65            (0.27)             0.77
   EPS - From Continuing Operations (FD)                       (0.17)             0.01            (0.27)             0.07
   EPS - From Discontinuing Operations (FD)                     0.00              0.46             0.00              0.50
   EPS (FD)                                                    (0.17)             0.47            (0.27)             0.56

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEET


                                                              As at September 30,                  As at March 31,
                                                            1998              1997             1998              1997

CURRENT ASSETS
   Cash and cash equivalents                           $      338,877    $     816,750    $    2,873,731    $     349,738
   Due from brokers and dealers                               587,548        1,737,083             2,012          166,062
   Due from clients                                           153,223        1,577,419           715,871        5,967,989
   Marketable securities                                      180,412          689,840        35,169,986       29,457,965
   Accounts receivable                                        535,942          357,150           882,491          226,663
   Income tax receivable                                          ---              ---             7,789           22,197
   Notes receivable                                           415,456          678,074           616,579              ---
   Prepaid expenses and other current assets                  121,318           32,927            56,733          151,483
                                                       --------------    -------------    --------------    -------------
                                                            2,332,776        5,889,243        40,325,192       36,342,097
                                                       --------------    -------------    --------------    -------------

Property & equipment, net                                   1,315,568        1,507,259         1,425,192        1,609,905
Notes receivable, non-current portion                         778,942          302,460           952,106              ---
Other long-term assets                                         84,710          256,945            84,710          256,945
Investment in unconsolidated affiliates                     4,156,363        2,995,288         3,488,322              ---
Goodwill, net                                               1,999,918          383,378         2,468,210          394,332
Net assets related to discontinued assets                         ---              ---               ---          217,228
                                                       --------------    -------------    --------------    -------------
                                                            8,335,501        5,445,330         8,418,540        2,478,410
                                                       --------------    -------------    --------------    -------------

                                                       $   10,668,277    $  11,334,573    $   48,743,732    $  38,820,507
                                                       ==============    =============    ==============    =============


CURRENT LIABILITIES
   Due to brokers and dealers                          $      145,225    $   1,841,092    $   34,663,322    $  33,012,864
   Due to clients                                             595,547        1,329,759         3,057,747        1,320,874
   Accounts payable and accrued liabilities                   219,489          422,795         1,063,956          257,470
   Notes payable                                              731,548          877,412         1,703,441              ---
   Bank loan                                                  656,313              ---               ---              ---
                                                       --------------    -------------    --------------    -------------
                                                            2,348,122        4,471,058        40,488,466       34,591,208
                                                       --------------    -------------    --------------    -------------

Due to related parties                                        522,566          300,000               ---              ---
Other liabilities                                              68,852              ---            77,033              ---
Notes payable, long-term portion                              614,944          199,338         1,485,801              ---
Discontinued liabilities                                          ---              ---               ---          504,962
Deferred income tax liability                                     ---          110,000               ---           85,000
                                                       --------------    -------------    --------------    -------------
                                                            1,206,362          609,338         1,562,834          589,962
                                                       --------------    -------------    --------------    -------------

SHAREHOLDERS' EQUITY
   Capital Stock and additional paid-in capital             9,367,677        6,906,817         8,271,051        5,206,815
   Accumulated comprehensive income                          (203,294)          (8,853)           (5,051)          (9,197)
   Retained Earnings (Deficit)                             (2,050,590)        (643,787)       (1,573,568)      (1,558,281)
                                                       --------------    -------------    --------------    -------------
                                                            7,113,793        6,254,177         6,692,432        3,639,337
                                                       --------------    -------------    --------------    -------------

                                                       $   10,668,277    $  11,334,573    $   48,743,732    $  38,820,507
                                                       ==============    =============    ==============    =============

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                              FOR THE PERIOD ENDED


                                                           6 Months to September 30,           12 Months to March 31,
                                                            1998              1997             1998              1997

OPERATING ACTIVITIES
   Net income (loss)                                   $     (477,022)   $     914,494    $      (15,287)   $    (230,153)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
     Amortization                                             138,399          116,191           240,886          240,912
     Gain on disposition of discontinued operations               ---              ---          (804,174)             ---
     Non cash compensation                                        ---           60,000            60,000          117,500
     Deferred income tax                                          ---           25,000           (85,000)          85,000
     Unrealized gain (loss) on marketable securities          (11,813)          84,378           159,831         (529,854)
                                                       --------------    -------------    --------------    -------------
                                                             (350,436)       1,200,063          (443,744)        (316,595)
   Increase (decrease) in due to/from brokers and
     dealers, net                                         (35,103,633)     (32,832,793)        1,814,508       31,515,327
   Increase (decrease) in due to/from clients, net         (2,060,496)       4,399,455         6,988,991       (5,588,459)
   Increase (decrease) in marketable securities            35,128,577       27,726,400        (5,871,852)     (26,352,526)
   Increase (decrease) in accounts receivable and
     sundry assets                                            289,753           10,266          (452,610)        (184,970)
   Decrease (increase) in accounts payable and
     accrued liabilities                                     (844,467)         165,325           633,103          (56,560)
   Increase in assets and liabilities related to
     discontinued operations                                      ---         (287,734)         (287,734)         129,296
                                                       --------------    -------------    --------------    -------------
CASH PROVIDED (USED) BY OPERATING
   ACTIVITIES                                              (2,940,702)         380,982         2,380,662         (854,487)
                                                       --------------    -------------    --------------    -------------

FINANCING ACTIVITIES
   Capital stock and additional paid-in capital issued        133,000          270,000           270,000          727,339
   Increase (decrease) in due to related parties              522,566          300,000               ---              ---
   Proceeds (repayment) of notes payable                     (541,847)         678,074         1,508,712         (119,462)
   Proceeds (repayment) of bank loan                          656,313              ---               ---              ---
                                                       --------------    -------------    --------------    -------------
CASH PROVIDED (USED) BY FINANCING
   ACTIVITIES                                                 770,032        1,248,074         1,778,712          607,877
                                                       --------------    -------------    --------------    -------------

INVESTING ACTIVITIES
   Property and equipment, net                                    ---          (12,688)           (2,032)         (10,866)
   Long term investments, net                                (364,184)        (471,282)         (485,336)         (66,945)
   Notes receivable                                               ---         (678,074)       (1,299,935)             ---
                                                       --------------    --------------   --------------    -------------
CASH PROVIDED (USED) BY INVESTING
   ACTIVITIES                                                (364,184)      (1,162,044)       (1,787,303)         (77,811)
                                                       --------------    -------------    --------------    -------------

INCREASE (DECREASE) IN CASH                                (2,534,854)         467,012         2,372,071         (324,421)
CASH - Beginning of period                                  2,873,731          349,738           349,738          674,159
CASH - Acquired on acquisition                                    ---              ---           151,922              ---
                                                       --------------    -------------    --------------    -------------

CASH - End of period                                   $      338,877    $     816,750    $    2,873,731    $     349,738
                                                       ==============    =============    ==============    =============

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998

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

2. During the period, the Company issued:
     - 35,000 shares of common stock and 17,500 common stock purchase warrants for net proceeds of $140,000. A $7,000 fees was paid to an intermediary;
     - 231,918 shares of common stock as partial payment for a $1,140,000 note due July 1998 and 1999, in conjunction with its acquisition of Leon Frazer, Black & Associates Limited and Black Investment Management Limited. The balance of the note:
          C$250,000 (US $170,000) was paid in cash in July 1998 and C$150,000 (US $98,000) is still outstanding;
     -    27,244 shares of common stock to Leon Frazer, Black &
          Associates Limited and $3,688 in cash, in order to acquire the 8.55% it did not own in InterUnion Asset Management ("IUAM"), making IUAM a wholly owned subsidiary.

         In addition, during the period the Company cancelled 32,200 shares of common stock it received in reduction of a note receivable.

         The shareholders approved the increase of the authorized number of common shares to 5,000,000.

3. Earning per share is computed using the weighted average number of common shares outstanding during the period. Loss per share is computed using the weighted average number of common shares outstanding during the period.

4. During the period, the Company exercised 13,761,702 Receptagen Ltd. ("RCG") Share Purchase Warrant to hold 30,117,582 common shares, or 34.6% of RCG. The Company also holds 7,970,938 Share Purchase Warrants with an exercise price of C$0.035 that expire on June 30, 2000. The Company will continue to account for its interest in RCG on the cost basis as: (i) although the restructuring plans have been altered due to market conditions affecting small capitalization companies and this particular sector, it is still in progress; and (ii) the Company does not intend to increase its current interest in RCG but intends to reduce it. It should be noted that should the Company not be able to reduce its current interest in RCG, for any reason, by the end of the current fiscal year, then the Company may be required under applicable accounting principles to change its method of accounting from the cost basis to the equity method of accounting. Such a change in accounting policy may cause the Company to record a charge against income.

5. As of April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain items that are recorded directly to shareholders' equity, bypassing net income. The only such item currently applicable to the Company is foreign currency translation adjustments.

         For the period ended September 30, 1998 and 1997, total comprehensive income was ($675,265) and $914,838, respectively. The adoption of this Statement had no effect on the Company's results of operations or financial position as the only item that is added to Net income (loss) is foreign currency adjustments.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

(1)      OVERVIEW

During the first six months of fiscal 1999 (six months ending September 30, 1998), InterUnion reported consolidated revenues of $1.1 million versus $2.7 million a year earlier.

Selected financial data from InterUnion's financial statements is (figures in 000's except per share data):

                                                            6 mos. ended       6 mos. ended       6 mos. ended
                                                              Sept. - 98         Sept. - 97         Sept. - 96
        Revenues                                                    1,065              2,664              2,427
        Net Profit (Loss)                                            (477)               914               (254)

        EPS -  Operations (basic)                                   (0.27)              0.09              (0.30)
        EPS - Discontinued Operations (basic)                        0.00               0.67              (0.05)
        EPS (basic)                                                 (0.27)              0.77              (0.34)
        Working Capital                                               (15)             1,418              1,489
        Cash Flow                                                    (350)               396                (92)
        Total Assets                                               10,668             11,335             10,951
        Shareholders' Equity                                        7,114              6,254              3,483

        Common Share, #                                         1,935,945          1,220,250            969,714
        Book Value Per Share                                         3.67               5.13               3.59

(2)      NET REVENUES

During the first six months of fiscal 1999, InterUnion reported consolidated revenues of $1.1 million versus $2.7 million a year earlier, for a decrease of 60.0%. Investment banking revenues decreased by 89.1% to $265,489 from $2,425,794 the previous year. Investment management revenues increased by 265.5% to $739,988 from $202,445 the previous year. The decrease of revenues in investment banking can be attributed to the following factors: (i) steep reduction of new issue activity; (ii) lack of institutional support to the small cap market thus reducing the flow of agency trading activity; (iii) concentration of human and financial resources in the M&A sector which, although generating monthly work fees, is subject to payout at the end of a process which can be lengthy; (iv) diversion from client oriented activities of administration and audit personnel in order to build the investment management sector; (v) diversion from marketing efforts in order to raise the funds necessary for the investment management business. The increase in investment management revenues is due to: (i) the acquisition in late fiscal 1998 of The Glen-Ardith Corporation contributed $378,556; and (ii) a portion of Guardian Timing Services revenue is based on performance, its revenue increased to $361,432 from $202,445 for an increase of 78.5%. Due to the nature of the increase, it may not be sustainable.

(3)      EXPENSES

During the first six months, the Company reduced its expenses from $2,489,123 to $1,517,331 from a year earlier, representing a decrease of 39.0%. This decrease is attributable to the reduction in Selling, General and Administration relating to a drop in financing activity, which was reduced by 43.5%, to $1,325,966 from $2,345,174.

The reduction in expenses was offset by increases in Interest charges due to the notes payable assumed in the acquisition of Leon Frazer, Black & Associates Limited, Black Investment Management Limited and InterUnion Asset Management Limited in fiscal 1998. The interest expense is expected to be reduced in the following quarters as most of the debt was reduced by the issuance of common shares.

(4)      NET INCOME

Net loss from operations (basic) for the six months ending September 30, 1998 was $477,022 or $0.27 per share versus a profit of $110,320 or $0.09 per share a year earlier. The decrease in EPS is due to the decrease in revenue, as the

Company devoted most of its resources to assist in the Receptagen Ltd. restructuring and the administration and development of the investment management activity. During the first six months of fiscal 1998, InterUnion recorded a gain from discontinued operation of $691 and a gain on disposal of discontinued assets of $803,483.

The basic weighted average number of common shares outstanding for the six months ending September 30, 1998 is 1,766,456 versus 1,192,835 a year earlier. The increase is due to the issuance of shares in the form of Regulation "S" financings, for the acquisition of investment managers and the settlement of liabilities that arose from these acquisitions.

(5)      LIQUIDITY AND CAPITAL RESOURCES

In order to meet its growth plans and fund any operating cash requirements, the Company's policy is to issue additional capital stock, when possible. To date the Company has done this either through the issuance of common stock under Regulation "D" or Regulation "S". The following are details of these private placements during the previous three fiscal years:

      Date            # of Shares           Amount        Type
    June 1995             62,500       $   125,000        Regulation "D"
  October 1995           100,000           200,000        Regulation "D" & "S"
   March 1996            160,000           320,000        Regulation "D"
 September 1996          277,142           759,710        Regulation "S"
    May 1998              17,002            68,008        Regulation "S"
    June 1998             35,000           140,000        Regulation "S"
    July 1998            262,142         1,048,568        Regulation "S"

In July 1998, the Company and the selling shareholders of Leon Frazer, Black & Associates Limited reached an agreement to settle the Notes due in July 1998 and 1999. The C$1,677,864 (US $1,140,000) note has been settled by the issuance of common stock and cash: 231,918 shares of common stock, C$250,000 (US $170,000) in cash paid in July 1998 and $150,000 (US $105,000) to be paid at a later date.

When market conditions do not allow the issuance of Common Shares, the Company issues other instruments such as Promissory Notes and/or Preferred Shares. The Company was debt free until the restructuring of RCG and the acquisition of the investment management business. In the RCG restructuring, the entirety of the debt assumed by the Company has been matched by receivables from RCG with similar terms. Furthermore, the Company has received as security all the assets of RCG, including the intellectual properties. The Company is currently seeking financing in order to do further acquisitions in the investment management sector and reimburse certain loans.

In order to meet its cash requirements for accelerating the full payment of its interest in the investee companies, the Company borrowed $500,000 in July 1998 and a further $100,000 in November 1998 from Rif Capital Inc, a shareholder of the Company. In addition, the Company has a credit facility with a Canadian chartered bank, of which $660,000 (C$1,005,000) had been drawn down as of September 30, 1998.


(6)      ACQUISITION PROGRAM

InterUnion has accelerated the payment of the notes payable to the shareholders of some of its investee companies as well as the acquisition of the 8.55% of InterUnion Asset Management Limited it did not own.

The Company continues to actively explore acquisition opportunities in the investment management sector.

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


(8)      CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATIONS

The Company and its subsidiaries operate in a rapidly changing environment that involves a number of factors, some of which are beyond management's control, such as financial market trends and investors' appetite for new financings. It should also be emphasized that should the Company not be successful in completing its own financing (either by debt or by the issuance of securities from treasury), its strategy to grow by acquisition will be affected.

Management has compiled a list of both internally and externally supplied information systems that utilize imbedded date codes, which could experience operational difficulties in the year 2000. The Company uses third party applications or suppliers for all high level systems and reporting. These systems will either be upgraded and tested to be in compliance for the year 2000 or the Company will take necessary steps to replace the supplier. Management is testing new systems for which it is responsible. It is the Company's objective to be year 2000 compliance for all systems by the end of fiscal 1999, however, no assurances can be given. The Company believes that it has provisioned sufficient amounts to cover future expenditures.

In the opinion of management the financial statements for the periods ending September 30, 1998 accurately reflect the operations of the Company and its subsidiaries. The Company has taken every reasonable step to ensure itself that its quarterly financial statements do not represent a distorted picture to anyone having a business reason to review such statements and who has also reviewed its previous audited annual financial statements for the year ended March 31, 1998.

Forward-looking statements included in Management's Analysis and Discussion reflects management's best judgment based on known factors, and involves risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Forward-looking information is provided by InterUnion pursuant to the safe harbor established by recent securities legislation and should be evaluated in the context of these factors.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual General Meeting on September 3, 1998. At this meeting the shareholders approved the following:
     1. The Company's Audited Financial Statements for the year ended March 31, 1998;
     2.  The election of the Company's Board of Directors;
     3.  The appointment of Ahearn Jasco & Company, P.A.;
     4. The remuneration of the Corporate Secretary of the Corporation for four years of service to the Corporation through the issuance of an option to purchase 50,000 shares of common stock of the Corporation at $4.00 per share.
     5. All the actions taken by the Board of Directors since the last annual meeting of shareholders held on August 21, 1997, as evidenced by the Unanimous Consents in Lieu of Special Meetings of the Board of Directors.
     6. The increase of the authorized number of common shares to 5,000,000. The amendment did not have any effect with regards to the par value or any of the rights previously held by the common shares or other classes of securities.


ITEM 5 - OTHER INFORMATION

None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27            Financial Data Schedule (for SEC use only).

Exhibit 99 Form 8-K dated June 24 regarding the issuance of securities is incorporated herein by this reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         InterUnion Financial Corporation
                                         --------------------------------
                                                    (Registrant)

Date November 12,1998                    /s/  Georges Benarroch, Director
     ----------------                    --------------------------------
                                                    (Signature)*

Date November 12,1998                    /s/  Karen Lynn Bolens, Director
     ----------------                    --------------------------------
                                                    (Signature)*

* Print the name and title of each signing officer under his signature.