Form 10QSB
period 1998-12-31
INTERUNION FINANCIAL CORP
filed 1999-02-10
CIK 924805

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                    For the quarterly period ended _____December 31,1998________

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                    For the transition period from _____________ to ____________ Commission file number _____________________________________


                        INTERUNION FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)


Delaware                                                              52-2002396
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


249 Royal Palm Way, Suite 301 H, Palm Beach, Fl                            33480
(Address of principal executive offices)                              (Zip Code)


(561) 820 - 0084                                                (561) 655 - 0146
(Issuer's telephone number)                         (Issuer's telecopier number)

 ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares - 1,908,285 as of January 31,1999.

Transitional Small Business Disclosure Format (Check One)  Yes [  ] No [ X ]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        INTERUNION FINANCIAL CORPORATION
           UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                        FOR THE PERIOD ENDED DECEMBER 31


                                                              Three Months Ended                  Nine Months Ended
                                                            1998              1997             1998              1997

REVENUES
   Investment Banking                                  $      200,907    $     284,966    $      466,396    $   2,710,760
   Investment Management                                      309,838           81,050         1,049,826          283,495
   Interest Income                                             16,757           49,831            76,584           85,405
                                                       --------------    -------------    --------------    -------------
                                                              527,502          415,847         1,592,806        3,079,660
                                                       --------------    -------------    --------------    -------------

EXPENSES
   Selling, General & Administration                          772,663          755,660         2,098,629        3,100,834
   Amortization & Depreciation                                 99,890           57,756           238,289          173,947
   Foreign Exchange Loss (Gain)                                 1,833           17,004           (60,964)            (237)
   Interest Expense                                            75,666           37,627           191,429           82,626
                                                       --------------    -------------    --------------    -------------
                                                              950,052          868,047         2,467,383        3,357,170
                                                       --------------    -------------    --------------    -------------
PROFIT (LOSS) FROM CONTINUING
   OPERATIONS - BEFORE INCOME TAXES                          (422,550)        (452,200)         (874,577)        (277,510)

PROVISION FOR INCOME TAXES (RECOVERABLE)                        2,873         (134,370)            2,873          (70,000)

EQUITY IN NET EARNING (LOSSES) OF
   CONSOLIDATED AFFILIATES                                     (4,962)             ---           (29,957)             ---
                                                       --------------    -------------    --------------    -------------

PROFIT (LOSS) FROM CONTINUING OPERATIONS                     (430,385)        (317,830)         (907,407)        (207,510)

   Loss from Discontinued Operations                              ---              ---               ---              691
   Gain on Disposal of Discontinued Assets                        ---              ---               ---          803,483
                                                       --------------    -------------    --------------    -------------

NET PROFIT (LOSS) FOR THE PERIOD                             (430,385)        (317,830)         (907,407)         596,664

FOREIGN EXCHANGE TRANSLATION EFFECT                               715           (7,467)         (197,528)          (7,123)

RETAINED EARNINGS (DEFICIT)
   - Beginning of Period                                   (2,253,884)        (652,640)       (1,578,619)      (1,567,478)
                                                       --------------    -------------    --------------    -------------

RETAINED EARNINGS (DEFICIT)
   - END OF PERIOD                                     $   (2,683,554)   $    (977,937)   $   (2,683,554)   $    (977,937)
                                                       ==============    =============    ==============    =============

FINANCIAL OVERVIEW
   Common Shares Outstanding                                1,908,285        1,220,250         1,908,285        1,220,250
   Weighted Average Shares Outstanding - Basic              1,930,035        1,200,542         1,817,454        1,206,543
   Weighted Average Shares Outstanding - Diluted            2,893,364        1,616,078         2,592,721        1,636,440
   EPS - From Continuing Operations (Basic)                    (0.22)            (0.26)           (0.50)            (0.17)
   EPS - From Discontinuing Operations (Basic)                  0.00              0.00             0.00              0.67
   EPS (Basic)                                                 (0.22)            (0.26)           (0.50)             0.49
   EPS - From Continuing Operations (FD)                       (0.22)            (0.26)           (0.50)            (0.17)
   EPS - From Discontinuing Operations (FD)                     0.00              0.00             0.00              0.49
   EPS (FD)                                                    (0.22)            (0.26)           (0.50)             0.36




     See Accompanying Notes to Un-audited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEET


                                                              As at December 31,                   As at March 31,
                                                            1998              1997             1998              1997

CURRENT ASSETS
   Cash and cash equivalents                           $      349,070    $     675,664    $    2,873,731    $     349,738
   Due from brokers and dealers                               875,325          388,874             2,012          166,062
   Due from clients                                            96,936          651,889           715,871        5,967,989
   Marketable securities                                       33,542          288,462        35,169,986       29,457,965
   Accounts receivable                                        629,794          449,785           882,491          226,663
   Income tax receivable                                          ---            9,198             7,789           22,197
   Notes receivable                                           807,607        1,090,932           616,579              ---
   Prepaid expenses and other current assets                   34,576          118,270            56,733          151,483
                                                       --------------    -------------    --------------    -------------
                                                            2,826,850        3,673,074        40,325,192       36,342,097
                                                       --------------    -------------    --------------    -------------

Property & equipment, net                                   1,273,289        1,453,816         1,425,192        1,609,905
Notes receivable, non-current portion                         615,175          306,673           952,106              ---
Other long-term assets                                         84,710           84,710            84,710          256,945
Investment in unconsolidated affiliates                     4,151,401        3,029,987         3,488,322              ---
Goodwill, net                                               1,950,719          377,901         2,468,210          394,332
Net assets related to discontinued assets                         ---              ---               ---          217,228
                                                       --------------    -------------    --------------    -------------
                                                            8,075,294        5,253,087         8,418,540        2,478,410
                                                       --------------    -------------    --------------    -------------

                                                       $   10,902,144    $   8,926,161    $   48,743,732    $  38,820,507
                                                       ==============    =============    ==============    =============


CURRENT LIABILITIES
   Due to brokers and dealers                          $       88,689    $     216,241    $   34,663,322    $  33,012,864
   Due to clients                                             892,891          712,342         3,057,747        1,320,874
   Accounts payable and accrued liabilities                   532,069          577,642         1,063,956          257,470
   Notes payable                                              818,441        1,278,941         1,703,441              ---
   Bank loan                                                  699,378              ---               ---              ---
                                                       --------------    -------------    --------------    -------------
                                                            3,031,468        2,785,166        40,488,466       34,591,208
                                                       --------------    -------------    --------------    -------------

Due to related parties                                        628,428           20,056               ---              ---
Other liabilities                                              67,713              ---            77,033              ---
Notes payable, long-term portion                              615,175          192,059         1,485,801              ---
Discontinued liabilities                                          ---              ---               ---          504,962
Deferred income tax liability                                     ---              ---               ---           85,000
                                                       --------------    -------------    --------------    -------------
                                                            1,311,316          212,115         1,562,834          589,962
                                                       --------------    -------------    --------------    -------------

SHAREHOLDERS' EQUITY
   Capital Stock and additional paid-in capital             9,242,914        6,906,817         8,271,051        5,206,815
   Accumulated comprehensive income                          (202,579)         (16,320)           (5,051)          (9,197)
   Retained Earnings (Deficit)                             (2,480,975)        (961,617)       (1,573,568)      (1,558,281)
                                                       --------------    -------------    --------------    -------------
                                                            6,559,360        5,928,880         6,692,432        3,639,337
                                                       --------------    -------------    --------------    -------------

                                                       $   10,902,144    $   8,926,161    $   48,743,732    $  38,820,507
                                                       ==============    =============    ==============    =============








     See Accompanying Notes to Un-audited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                              FOR THE PERIOD ENDED

                                                           9 Months to December 31,            12 Months to March 31,
                                                            1998              1997             1998              1997

OPERATING ACTIVITIES
   Net income (loss)                                   $     (907,407)   $     596,664    $      (15,287)   $    (230,153)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
     Amortization                                             238,289          173,947           240,886          240,912
     Gain on disposition of discontinued operations               ---              ---          (804,174)             ---
     Non cash compensation                                        ---           60,000            60,000          117,500
     Deferred income tax                                          ---          (85,000)          (85,000)          85,000
     Unrealized gain (loss) on marketable securities           15,608          109,396           159,831         (529,854)
                                                       --------------    -------------    --------------    -------------
                                                             (653,510)         855,007          (443,744)        (316,595)
   Increase (decrease) in due to/from brokers and
     dealers, net                                         (35,447,946)     (33,602,371)        1,814,508       31,515,327
   Increase (decrease) in due to/from clients, net         (1,545,921)       4,707,568         6,988,991       (5,588,459)
   Increase (decrease) in marketable securities            35,198,633       28,110,107        (5,871,852)     (26,352,526)
   Increase (decrease) in accounts receivable and
     sundry assets                                            282,643         (176,910)         (452,610)        (184,970)
   Decrease (increase) in accounts payable and
     accrued liabilities                                     (531,887)         320,172           633,103          (56,560)
   Increase in assets and liabilities related to
     discontinued operations                                      ---         (287,734)         (287,734)         129,296
                                                       --------------    -------------    --------------    -------------
CASH PROVIDED (USED) BY OPERATING
   ACTIVITIES                                              (2,697,988)         (74,161)        2,380,662         (854,487)
                                                       --------------    -------------    --------------    -------------

FINANCING ACTIVITIES
   Capital stock and additional paid-in capital issued        133,000          270,000           270,000          727,339
   Increase (decrease) in due to related parties              628,428           20,056               ---              ---
   Proceeds (repayment) of notes payable                     (916,763)       1,278,941         1,508,712         (119,462)
   Proceeds (repayment) of bank loan                          699,378              ---               ---              ---
                                                       --------------    -------------    --------------    -------------
CASH PROVIDED (USED) BY FINANCING
   ACTIVITIES                                                 544,043        1,568,997         1,778,712          607,877
                                                       --------------    -------------    --------------    -------------

INVESTING ACTIVITIES
   Property and equipment, net                                 (6,532)         (12,688)           (2,032)         (10,866)
   Long term investments, net                                (364,184)        (478,148)         (485,336)         (66,945)
   Notes receivable                                               ---         (678,074)       (1,299,935)             ---
                                                       --------------    --------------   --------------    -------------
CASH PROVIDED (USED) BY INVESTING
   ACTIVITIES                                                (370,716)      (1,168,910)       (1,787,303)         (77,811)
                                                       --------------    -------------    --------------    -------------

INCREASE (DECREASE) IN CASH                                (2,524,661)         325,926         2,372,071         (324,421)
CASH - Beginning of period                                  2,873,731          349,738           349,738          674,159
CASH - Acquired on acquisition                                    ---              ---           151,922              ---
                                                       --------------    -------------    --------------    -------------

CASH - END OF PERIOD                                   $      349,070    $     675,664    $    2,873,731    $     349,738
                                                       ==============    =============    ==============    =============









     See Accompanying Notes to Un-audited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1998

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

2. During the period, the Company issued:

o 35,000 shares of common stock and 17,500 common stock purchase warrants for net proceeds of $140,000. A $7,000 fees was paid to an intermediary;

o 231,918 shares of common stock as partial payment for a $1,140,000 note due July 1998 and 1999, in conjunction with its acquisition of Leon Frazer, Black & Associates Limited and Black Investment Management Limited. The balance of the note: C$250,000 (US $170,000) was paid in cash in July 1998 and C$150,000 (US $98,000) is still outstanding;

o 27,244 shares of common stock to Leon Frazer, Black & Associates Limited and $3,688 in cash, in order to acquire the 8.55% it did not own in InterUnion Asset Management ("IUAM"), making IUAM a wholly owned subsidiary;

o        10,000 shares of common stock as a fee for a loan extension.

         In addition, during the period the Company cancelled 69,860 shares of common stock it received in reduction of a note receivable.

         The shareholders approved the increase of the authorized number of common shares to 5,000,000.

3. Earning per share is computed using the weighted average number of common shares outstanding during the period. Loss per share is computed using the weighted average number of common shares outstanding during the period.

4. During the period, the Company exercised 13,761,702 Receptagen Ltd. ("RCG") Share Purchase Warrants to hold 30,117,582 common shares. The Company also holds 7,970,938 Share Purchase Warrants with an exercise price of C$0.035 that expire on June 30, 2000. The Company will continue to account for its interest in RCG on the cost basis as: (i) although the restructuring plans have been altered due to market conditions affecting small capitalization companies and this particular sector, it is still in progress; (ii) the Company does not intend to increase its percentage ownership of RCG; and (iii) the Company's interest in RCG has been diluted in view of the cash raised by RCG for its operations. It should be noted that should the Company maintain its current ownership interest in RCG, by the end of the current fiscal year the Company may be required, under applicable accounting principles, to change its method of accounting from the cost basis to the equity method of accounting. Such a change in accounting policy may cause the Company to record a charge against income.

5. On January 25, 1998, the Company reorganized its investment management companies under the name of InterUnion Asset Management Limited ("IUAM"). IUAM also raised C$5,000,000 (US$3,300,000) by the issuance to Working Ventures Canadian Fund of preferred shares that can be converted into common shares in order to represent 31% of the issued and outstanding common shares of IUAM.

6. As of April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is net income plus certain items that are recorded directly to shareholders' equity bypassing net income. The only such item currently applicable to the Company is foreign currency translation adjustments.

         For the period ended September 30, 1998 and 1997, total comprehensive income was ($1,104,935) and $589,541, respectively. The adoption of this Statement had no effect on the Company's results of operations or financial position as the only item that is added to Net income (loss) is foreign currency adjustments.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

(1)      OVERVIEW

During the first nine months of fiscal 1999, InterUnion reported consolidated revenues of $1.6 million versus $3.0 million a year earlier. The revenues during the third quarter were $527 thousand versus $416 thousand a year earlier.

Selected financial data from InterUnion's financial statements is (figures in 000's except per share data):

                              9 mos. ended     9 mos. ended       9 mos. ended
                                 Dec.- 98        Dec.- 97           Dec. - 96

Working Capital                   (205)               888             1,372
Cash Flow                         (653)               855              (126)
Total Assets                    10,902              8,926             5,655
Shareholders' Equity             6,559              5,928             3,426

Common Share, #              1,908,285          1,220,250           969,714
Book Value Per Share              3.44               4.86              3.53

The most significant event that has affected the Company this quarter was actually completed at the end of January 1999. The Company amalgamated its ownership of the various Toronto based wealth and investment managers into its Canadian subsidiary, InterUnion Asset Management Limited ("IUAM"). The purpose of this amalgamation under one holding company was effected in order to allow the Company to form a "pure form" corporation able to raise capital and proceed with its acquisition program by offering cash and/or shares on a tax effective basis to the owners of target companies. As a result of this amalgamation, the Company was able to raise $3.3 million (C$5 million) through the issuance of preferred shares to Working Ventures Canadian Fund ("WVCF") representing 31% ownership interest of IUAM.


(2)      NET REVENUES

During the first nine months of fiscal 1999, InterUnion reported consolidated revenues of $1.6 million versus $3.0 million a year earlier, for a decrease of 46.8%. Investment banking revenues decreased by 82.8% to $466,396 from $2,710,760 the previous year. Investment management revenues increased by 270.3% to $1,049,826 from $283,495 the previous year. The decrease of revenues can be attributed to the following factors: (i) time and effort dedicated by management of the Company to restructure its ownership of IUAM and satisfy due diligence requirements in order to successfully close a financing in an environment unfriendly to small capitalized companies and to a certain extent, financial service companies as a consequence of the markets remaining bearish in this sector; (ii) lack of institutional support of the small cap market thus reducing the flow of agency trading activity; (iii) concentration of human and financial resources in the M&A sector which, although generating monthly work fees, is subject to payout at the end of a process which can be lengthy; and (iv) diversion from client oriented activities of administration and audit personnel in order to build the investment management sector. Such diversion has been considered successful as the investment management business raised $3.3 million (C$5 million) in January 1999. The increase in investment management revenues is due to: (i) the acquisition in late fiscal 1998 of The Glen-Ardith Frazer Corporation; and (ii) a portion of Guardian Timing Services revenue being based on performance. Due to the nature of the increase and the rate of increase, it may not be sustainable even though the funds raised will be used for the acquisition of investment managers.


(3)      EXPENSES

During the first nine months, the Company reduced its expenses from $3,357,170 to $2,467,383 from a year earlier, representing a decrease of 26.5%. This decrease is attributable to the reduction in Selling, General and Administration relating to a drop in financing activity, which was reduced by 32.3%, to $2,098,629 from $3,100,834.

The reduction in expenses was offset by increases in interest charges due to the notes payable assumed in the acquisition of Leon Frazer, Black & Associates Limited, Black Investment Management Limited and InterUnion Asset Management Limited in fiscal 1998. The interest expense is to be reduced in the following quarters as most of the debt was reduced by the issuance of common shares.

(4)      NET INCOME

Net loss from operations (basic) for the nine months ending December 31, 1998 was $907,407or $0.50 per share versus a loss of $207,510 or $0.17 per share a year earlier. The decrease in EPS is due to the decrease in revenue. This decrease is due to lower revenues in general but essentially to the fact that marketing of investment banking services and placement of shares for corporate clients, the main source of revenue for the Company, were kept on the sidelines in order to ensure the conclusion of the financing of IUAM. Due to its limited capital resources combined with limited human resources, the Company could only focus on what, in the opinion of management, represented the best potential return for its shareholders. During the first nine months of fiscal 1998, InterUnion recorded a gain from discontinued operations of $691 and a gain on disposal of discontinued assets of $803,483.

The basic weighted average number of common shares outstanding for the nine months ending December 31, 1998 is 1,817,454 versus 1,206,543 a year earlier. The increase is due to the issuance of shares in the form of Regulation "S" financings, for the acquisition of investment managers and the settlement of liabilities that arose from these acquisitions.


(5)      LIQUIDITY AND CAPITAL RESOURCES

In order to meet its growth plans and fund any operating cash requirements, the Company's policy is to issue additional capital stock, when possible. To date the Company has done this either through the issuance of common stock under Regulation "D" or Regulation "S". The following are details of these private placements during the previous three fiscal years:

      Date         # of Shares               Amount        Type
    June 1995          62,500           $   125,000        Regulation "D"
  October 1995        100,000               200,000        Regulation "D" & "S"
   March 1996         160,000               320,000        Regulation "D"
 September 1996       277,142               759,710        Regulation "S"
    May 1998           17,002                68,008        Regulation "S"
    June 1998          35,000               140,000        Regulation "S"
    July 1998         262,142             1,048,568        Regulation "S"
  December 1998        10,000                40,000        Regulation "S"


When market conditions do not allow the issuance of Common Shares, the Company issues other instruments such as Promissory Notes and/or Preferred Shares. The Company was debt free until the restructuring of RCG and the acquisition of the investment management business. In the RCG restructuring, the entirety of the debt assumed by the Company has been matched by receivables from RCG with similar terms. Furthermore, the Company has received, as security, all the assets of RCG including the intellectual properties.

In order to meet its cash requirements for accelerating the full payment of its interest in the investee companies, the Company borrowed $500,000 in July 1998 and a further $100,000 in November 1998 from RIF Capital Inc, a shareholder of the Company. In addition, the Company has a credit facility with a Canadian chartered bank, of which $700,000 (C$1,070,000) had been drawn down as of December 31,1998. This credit facility was reimbursed in its entirety at the end of January 1999.

In January 1999, the Company signed a letter of intent for up to $3 million in credit facility. These funds can be drawn down for new projects within the Company's investment banking objectives or the acquisition of non Canadian wealth and investment managers.

In late January 1999, the Company reorganized its investment management companies under its Canadian subsidiary, InterUnion Asset Management Limited ("IUAM"). Subsequently, Working Venture Canadian Funds ("WVCF") invested C$5 million in IUAM for a 31% interest. The proceeds of these funds will be used primarily to pursue IUAM's acquisition program. WVCF is a Canadian venture capital fund with over $550 million under management. Management believes that, by establishing a partnership with WVCF, the resulting entity will be substantially stronger and will be able to prosper by drawing on its shareholders strengths.

The Company is still in negotiation with a number of strategic partners, including WVCF, to raise addition funds. Management would like to close an additional $2-5 million in financing for its IUAM subsidiary in its fourth quarter, which should give IUAM sufficient financial resources to finance its growth until it can successfully close an initial public offering within a few years.


(6)      CONCLUDING REMARKS

There are no other known trends, events or uncertainties that may have, or are reasonably likely to have, a material impact on the Company's short-term or long-term liquidity that have not been discussed above.

In addition, there is no significant income or loss that has risen from the Company's continuing operations that has not been analyzed or discussed above. In addition, there has not been any material change in any line item that is presented on the financial statements that has not been discussed above.

(7)      CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATIONS

The Company and its subsidiaries operate in a rapidly changing environment that involves a number of factors, some of which are beyond management's control, such as financial market trends and investors' appetite for new financings. It should also be emphasized that, should the Company not be successful in completing its own financing (either by debt or by the issuance of securities from treasury), its strategy to grow by acquisition will be affected.

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

In the opinion of management the financial statements for the periods ending December 31, 1998 accurately reflect the operations of the Company and its subsidiaries. The Company has taken every reasonable step to ensure itself that its quarterly financial statements do not represent a distorted picture to anyone having a business reason to review such statements and who has also reviewed its previous audited annual financial statements for the year ended March 31, 1998.

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


                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding nor is its property the subject of a pending legal proceeding for which the claims, exclusive of interest and costs, exceed 10% of the current assets of the Company on a consolidated basis.


ITEM 2 - CHANGES IN SECURITIES

None.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in the payment of principal or interest with respect to any senior indebtedness of InterUnion Financial Corporation.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


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


                                        InterUnion Financial Corporation
                                        --------------------------------
                                                   (Registrant)

Date February 10, 1999                 /s/ Georges Benarroch, Director
                                        --------------------------------
                                                   (Signature)*

Date February 10, 1999                 /s/ Karen Lynn Bolens, Director
                                        --------------------------------
                                                   (Signature)*

* Print the name and title of each signing officer under his signature.