Form 10KSB40
period 1999-03-31
INTERUNION FINANCIAL CORP
filed 1999-07-13
CIK 924805

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

     PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 1999          Commission File No: 000-28638


                        INTERUNION FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

Delaware                                                              87-0520294
--------                                                              ----------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

249 Royal Palm Way, Suite 301 H, Palm Beach, Fl                            33480
-----------------------------------------------                            -----
(Address of principal executive offices)                              (Zip Code)

(561) 820-0084                                                    (561) 655-0146
--------------                                                    --------------
(Issuer's telephone number)                         (Issuer's telecopier number)


Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock
                                                              $0.001 Par Value

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

State issuer's revenues for its most recent fiscal year:      $1,463,884

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60
days.   $3,194,955   As at June 28, 1999

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares - 2,114,425 as of June 28,1999.

Transitional Small Business Disclosure Format (Check One)  Yes [ ]  No [x]

                        INTERUNION FINANCIAL CORPORATION
                                   FORM 10-KSB
                                TABLE OF CONTENTS



PART I ......................................................................  3
    Item 1 DESCRIPTION OF BUSINESS ..........................................  3
    Item 2 DESCRIPTION OF PROPERTY ..........................................  7
    Item 3 LEGAL PROCEEDINGS ................................................  7
    Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............  7
PART II .....................................................................  8
    Item 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .........  8
    Item 6 MANAGEMENT'S DISCUSSION AND ANALYSIS ............................. 10
    Item 7 FINANCIAL STATEMENTS ............................................. 16
    Item 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE ............................................. 16
PART III .................................................................... 17
    Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ................ 17
    Item 10 EXECUTIVE COMPENSATION .......................................... 19
    Item 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .. 20
    Item 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................. 22
    Item 13 EXHIBITS AND REPORTS ON FORM 8-K ................................ 23

PART I

Item 1   DESCRIPTION OF BUSINESS

(A)      BUSINESS DEVELOPMENT

INTERUNION FINANCIAL CORPORATION (the "Company"), is a Delaware corporation. The Company carries its activities in two main sectors: (i) merchant banking and
(ii) investment banking. Merchant banking activities focus on restructuring and/or consolidating as principal, in order to capitalize smaller or privately/family held companies and attract institutional interest. Investment banking activities focus on advisory services and raising of capital, as agent, for small and medium size corporations, public or private which are either looking for institutional financing or strategic alliances in sectors in which InterUnion Financial Corporation has recognized research and corporate finance strength.

The Company's policy is not to get involved in the corporations it advises or provides financing to when acting as agent, and to limit the extent of its involvement in the corporations in which it acts as principal.

In fiscal 1996, the Company had the following subsidiaries and / or affiliates:
BEARHILL LIMITED ("BHL"), CREDIFINANCE CAPITAL INC. ("CFCI"), CREDIFINANCE SECURITIES LIMITED ("CFSL"), GUARDIAN TIMING SERVICES, INC. ("GTS"), I & B, Inc. ("I&B") and REEVE, MACKAY AND ASSOCIATES LTD ("RMA").

On May 17, 1996, at a special meeting of shareholders, the Board of Directors was authorized to consolidate all of the authorized Common Shares in a ratio of twenty (20) to one (1). At the date of the meeting, the total of issued and outstanding voting shares of stock was 13,851,156.

On January 19, 1997, the Company received from RECEPTAGEN LIMTED, ("RCG") a restructuring mandate. RCG is a corporation incorporated under the laws of Canada. RCG is a publicly reporting company in both the United States and Canada. RCG is currently not trading on any exchange or over-the-counter market. At the present time, it is not the intention of the Company to go beyond its investment or merchant banking mandate and consider its investment in RCG other than temporary.

On July 1, 1997, the Company acquired for cash and notes payable, a one third interest in LEON FRAZER, BLACK & ASSOCIATES LIMITED. ("LFB"), a corporation organized under the laws of Ontario, Canada. On the same day, the Company sold its interest in RMA.

On August 18, 1997, at the Company's Shareholders' meeting the following capitalization was approved:

         2,500,000 shares of common voting stock at $0.001 par value.

         1,500,000 shares of Class A preferred stock at $0.10 par value.

         1,000 shares of Class B preferred stock at $0.10 par value.

         1,000 shares of Class C preferred stock at $0.10 par value.

A Certificate of Amendment was filed with the Secretary of State, State of Delaware, reflecting the above modification.

Effective March 1, 1998, the Company acquired all of the outstanding common stock of CLUSTER ASSET MANAGEMENT LIMITED ("CAM"), which include its only asset and wholly owned subsidiary, THE GLEN ARDITH-FRAZER CORPORATION ("GAF"), through the issuance of 213,194 shares of Common Shares and 106,597 Shares Purchase Warrants of the Company. Both CAM and GAF corporations organized under the laws of Ontario. On May 26, 1998, CAM changed its name to INTERUNION ASSET MANAGEMENT LIMITED ("IUAM").

Effective March 31, 1998, the Company acquired 45% of the outstanding common shares of BLACK INVESTMENT MANAGEMENT LIMITED ("BIM"), a corporation organized under the laws of Ontario, for the issuance of 216,640 shares of common stock of the Company and cash. BIM also has a 31.9% interest in LFB.

On September 3, 1998, at the Company's Shareholders' meeting it was approved that the Company is authorized to issue up to 5,000,000 shares of common voting stock at $0.001 par value.

On January 25, 1999, the Company, through a roll over of its interests, reorganized its investment management companies; BIM, GTS and LFB, into IUAM. The purpose of the reorganization was to allow IUAM to implement its business plan and continue its acquisition program, on a tax effective basis, as a consolidator of Canadian investment management companies and get access to an institutional strategic alliance. That restructuring has allowed the Company to include its IUAM ownership in its merchant banking activities.

On January 25, 1999, IUAM issued 310,010 convertible preferred shares to Working Venture Canadian Fund ("WVCF") for gross proceeds of C$5,000,000. (C$ is the symbol used for the Canadian currency, unless preceded by C, all dollar amounts are US dollars). Each convertible preferred share is convertible into one common share of IUAM and gives the holder one vote per share. WVCF is a Canadian institutional investor with more than $500 million in funds under administration. WVCF's only fund is a labor sponsored fund with approximately 400 shareholders. Investors in these funds receive an immediate tax credit of up to 40% of the amount invested.

On March 9,1999, WVCF converted their Convertible Preferred Shares in IUAM Common Shares and acquired an additional 568,160 Common Shares for C$5,000,000. At that point, the ownership structure of IUAM became WVCF 56% and IUFC 44%. Concurrent with that last financing, IUAM incorporated a new entity, AIL INVESTMENT SERVICES LIMITED ("AILIS"). The objective of AILIS being to create a family of mutual funds in order to expand WVCF's product line. The funds raised by expanding the products sold by WVCF's sales force would be managed by the various investment managers within the IUAM group.

In April 1999, IUAM acquired 5,978 shares of BIM to own 50.5% of the issued and outstanding Common Shares of BIM.

(B)      BUSINESS OF ISSUER

GENERAL

The Company was formed as a "business bank" which would acquire, when possible, a majority interest in financial services companies in order to expand its investment banking and merchant banking activities.

The Company provides bridge financing and development capital as part of its investment banking activities. Financing can be provided to companies outside the financial service sector and can be extended for a period of up to five years, depending on the complexity of the undertaking.

InterUnion is both a holding and an operating company as it engages in activities which can be separate from the activities of its named subsidiaries:
InterUnion derives independent revenues from its own investment banking and merchant banking activities.

PRODUCTS AND/OR SERVICES OF ACTIVE SUBSIDIARIES

In addition to the operations of InterUnion Financial Corporation as the parent, the Company owns operating subsidiaries. These subsidiaries are; Credifinance Capital, Inc., Credifinance Securities Limited and Marbury Trading Corporation. In addition to these subsidiaries, the Company has a 44% interest in InterUnion Asset Management Limited. IUAM is a holding company with interests in Canadian investment management companies.

(1)      INVESTMENT BANKING

Credifinance Capital, Inc. ("CFCI") is an investment corporation located in Toronto, Canada. The business of this company is to advise and/or act as agent in the trading of international securities essentially for its European and offshore clients on both the primary and secondary markets. CFCI owns Credifinance Securities Limited.

Credifinance Securities Limited ("CFSL") started operations in September 1991 as an institutional boutique active in trading for the accounts of its Canadian clients, in the fixed income and equity markets. CFSL acts exclusively as agent and its specialized research is the basis for its underwriting and corporate finance activities that focus on small and medium size companies in select sectors.

CFSL is a member of the Canadian Investment Dealers Association, the Toronto Stock Exchange and the Montreal Exchange. CFSL is also a member of the International Securities Market Association.

(2)      MERCHANT BANKING

Marbury Trading Corporation ("MTC") is a Panama corporation with administrative office in Geneva, Switzerland. The business of Marbury is to take debt and equity positions in companies for which InterUnion acts directly or through its investment banking subsidiary for the purpose of restructuring, merger or acquisition. Such investments can be carried from a few months up to 5 years depending on the complexity of the transaction. Although MTC's, and therefore the Company's, interest in the reorganized companies can be substantial at times, the objective is either to dispose of its interest over time or reduce it to a minority position upon completing its mandate.

Currently MTC's investment is limited to its interest in Receptagen.

Bearhill Limited ("BHL") is located in the British Virgin Islands. BHL owns the proprietary rights to certain computer software known as ITM Software, which is a computer software program used to generate buy and sell signals with respect to any stock market monitored. The forecasting technique used by the ITM market timing model involves general market indicators, interest rates and monetary analysis, market perception indicators, and various statistical data to detect trends. The model is continually updated and has been credited with successfully avoiding many of the overall market declines in the early part of the 1990s.

Currently, BHL has granted exclusive rights to Guardian Timing Services, Inc. ("GTS") to use the ITM Software. As partial consideration for this right, GTS has to maintain the development of the ITM software and any similar product that GTS could develop is to be the sole property of BHL. It is the Company's objective to maximize the value of this asset since it no longer owns 100% of GTS, which could include the exercise, its intellectual property rights.

(3)      INVESTMENT MANAGEMENT

The Company's primary interest in the investment management business is through its 44% ownership of IUAM based in Toronto, Canada. IUAM's investment management activities are carried out through Guardian Timing Services, Inc, Black Investment Management Limited, Leon Frazer, Black & Associates Limited, The Glen Ardith-Frazer Corporation and A.I.L. Investment Services Limited. Working Venture Canadian Fund owns the remaining 56%. In addition, the Company owns 100% of Bearhill Limited.

Guardian Timing Services, Inc. ("GTS") is an independent investment and fund management firm located in Toronto, Canada, with approximately C$100 million in assets under management. GTS manages the Canadian Protected Fund, the Protected American Fund and the First America Fund, in addition to being the co-manager of the India Excel Fund. It uses the proprietary ITM market timing model owned by BHL, a subsidiary of the Company.

Black Investment Management Limited ("BIM") is an independent investment counsel based in Toronto, Canada, that provides professional management of financial assets for pension funds, corporations, foundations, mutual funds and group investment plans. Mr. Paul Black and Mr. Robert W. Crosbie established BIM in 1973. BIM has approximately C$300 million in assets under administration. IUAM has a 50.5% interest in BIM.

Leon Frazer, Black & Associates Limited ("LFB") was established in 1939 and is the second oldest independent counseling and investment management firm in Toronto, Canada. LFB manages about C$250 million of assets for high net worth individuals. IUAM has a 33.3% direct interest in LFB as well as an additional 16% indirect interest through BIM, which owns 31.7% directly.

The Glen Ardith-Frazer Corporation ("GAF") is an independent investment counsel located in Toronto, Canada that provides discretionary management to both institutional and private clients. GAF has approximately C$150 million in assets under administration.

A.I.L. Investment Services Limited ("AILIS") was recently incorporated in Ontario. The objective of AILIS is to create a full family of mutual funds that is to be managed by affiliated companies within the IUAM Group. The distribution and marketing of the mutual funds themselves will be done by WVCF. AILIS is wholly owned by IUAM.

The Company has reached its objective to consolidate and capitalize through an association with an institutional investor, its Canadian investment management activities through a pure play vehicle, which could facilitate and accelerate its acquisition program. Going forward, the Company will be considering its interest in the Canadian investment management industry as part of its investment banking activity.

COMPETITION

Competition is a part of every business. InterUnion faces competition directly and through its subsidiaries from larger, better-capitalized financial service companies as well as smaller, also better capitalized niche companies. These companies can be commercial / investment / merchant banks, thrift institutions, venture capital firms, etc. In addition, the Company is a minority investor in IUAM, albeit with extensive minority shareholders rights granted under a Shareholders Agreement. The performance of the assets under administration by IUAM and its subsidiaries is a factor that could adversely affect the results of the Company, as poor performance or loss of key portfolio managers may cause clients to move their assets to other investment management companies.

GROWTH STRATEGY

Since inception, InterUnion's strategy has been to be a "business bank" i.e. to be able to take advantage of investing/advisory opportunities. These opportunities can include the temporary involvement of the Company in pure financial service transactions. InterUnion's business will retain the purchase and selling of companies or part of companies which will use InterUnion's investment banking services as well as its ability to pay cash and/or issue its own security in order to complete corporate transactions. InterUnion's strategy is also to reduce its shareholders' risk by ensuring that its book value is spread among various interests and does not depend on only one sector of activity or only one operating company. InterUnion has been successful in managing its investors' risk as today there is a sufficient number of professionals with adequate credentials and experience in the various operations who at the same time are shareholders of InterUnion. In time, as InterUnion gets a larger and more diversified shareholder base, that strategy should help InterUnion to grow and enable it to obtain outside financing.

The investment management activity of the Company through IUAM should continue to expand as: (i) IUAM has now been converted into a pure Canadian consolidator,
(ii) IUAM has the necessary resources to acquire firms either with cash or stock, in a tax efficient manner and (iii) IUAM will also be able to benefit from its ownership of AILIS to grow as it can benefit from the resources of its main shareholder, WWCF.

GOVERNMENT REGULATION

The operating activities of the Company are not subject to governmental regulatory agencies, except for:

Credifinance Securities Limited is a member of the Investment Dealers Association of Canada, The Toronto Stock Exchange, The Montreal Exchange and the International Securities Market Association. As such, it is subject to the compliance, rules and regulations of these self-regulatory organizations.

Black Investment Management Limited, The Glen Ardith-Frazer Corporation, Guardian Timing Services Inc. and Leon Frazer Black & Associates Limited are regulated by the Ontario Securities Commission.

EMPLOYEES

InterUnion has 12 full time employees within its majority owned subsidiaries.

Item 2    DESCRIPTION OF PROPERTY

The Company does not own real estate.

The Company has leasehold interests in real estate as shown below, and all premises are in good condition.


                                                         Gross Area                              Annual Rent
            Lessee & Location of Premises                (Sq. Ft.)              Term             Per Sq. Ft.
            -----------------------------                -----------      ---------------        ------------

            InterUnion Financial Corporation                  300         Mar. 98-Feb. 99            $15.32
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

PART II

Item 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)      MARKET INFORMATION

The issuer's common equity is traded on the NASD OTC Bulletin Board under the symbol: IUFC.

The high and low sale prices for each quarter within the last two fiscal years are as follows.


                Period                   Open                 High                  Low                  Close
                ------                   -----                -----                 -----                -----
              FY98 Qtr 1                 $5.00                $6.50                 $4.00                $6.00
              FY98 Qtr 2                  6.00                 6.75                  4.50                 4.50
              FY98 Qtr 3                  4.50                 5.75                  4.00                 4.50
              FY98 Qtr 4                  4.50                 5.50                  3.50                 3.50
              FY99 Qtr 1                  3.50                 4.75                  3.47                 3.75
              FY99 Qtr 2                  4.12                 5.75                  4.00                 4.80
              FY99 Qtr 3                  4.75                 4.85                  2.62                 4.06
              FY99 Qtr 4                  4.06                 5.12                  4.00                 4.25

(b)      HOLDERS

The approximate number of holders of record of each class of stock is as follows:


           Class of Stock                                      Number of Holders
           --------------                                      -----------------
         Common Share                                                  450
         Class A Preferred                                               1
         Class B Preferred                                        none issued
         Class C Preferred                                        none issued

(c)      DIVIDENDS

The Company has never declared or paid dividends on its common stock or its preferred stock. There are no restrictions, other than state law that may be applicable, those limit the ability to pay out all earnings as dividends. The Board of Directors does not anticipate paying any dividends in the foreseeable future; it intends to retain the earnings which could be distributed, if any, for the operations, expansion and development of its business.

    (d)  RECENT SALES OF UNREGISTERED SECURITIES

    (i)  SALES PURSUANT TO REGULATION D

The Company has not made any sales within the past three (3) years in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, as contained within Regulation D, promulgated by the Securities and Exchange Commission.

(B)      SALES PURSUANT TO REGULATION S

         The following sales of Common Stock were made by the Company within the past three (3) years in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, as contained within Regulation S promulgated by the Securities and Exchange Commission:

       Title of Class        Number of        Price per
       (1)(2)(3)(4)            Shares           Share         Consideration       Commission             Date
      ------------------ ----------------- --------------- ------------------ ------------------ --------------------
      Common(5)                 20,000           4.00              80,000              Nil            July 1996
      Common                   151,500           1.00             151,500              Nil           August 1996
      Common                   105,642           5.00             528,210           32,371          October 1996
      Common(6)                229,453           5.00           1,147,265              Nil           April 1997
      Common(7)                 60,000           3.00             180,000              Nil            June 1997
      Common(8)                 15,000           6.00              90,000              Nil           August 1997
      Common(9)                213,194           4.00             852,776              Nil          February 1998
      Common(10)               216,640           3.64             788,569              Nil           April 1998
      Common(11)                17,002           4.00              68,008              Nil            May 1998
      Common                    35,000           4.00             140,000            7,000            June 1998
      Common(11)               262,142           4.00           1,048,568              Nil            July 1998
      Common(11)                10,000           4.00              40,000              Nil          December 1998
      Common(11)               180,000           3.50             630,000           63,000          February 1999
      Common(12)                25,000           3.50              87,500              Nil           March 1999
      Common(11)                 1,140           4.00               4,560              Nil           March 1999

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

    (5)  These shares were issued on the conversion of a debenture.

    (6) These shares were issued with regards to the Receptagen restructuring. The consideration was determined by the price of the common stock at the time of the transaction. These shares were given to a non-related party.

    (7) These shares were issued upon the exercise of employee stock options, previously granted to Mr. Selwyn J. Kletz.

    (8)  These shares were issued upon the exercise of warrants.

    (9) These shares were issued in the acquisition of IUAM. The consideration received was 91.55% of all of the issued and outstanding shares of IUAM. The valuation of IUAM was determined by an arms lengths transaction. These shares were given to a non-related party.

   (10) These shares were issued in the acquisition of BIM. The consideration received was 45% of all of the issued and outstanding shares of BIM. The valuation of BIM was determined by an arms lengths transaction. These shares were given to a non-related party.

   (11) These shares were issued in settlement of an equal amount due to the purchaser of the common stock.

   (12) These shares issued for services received from the Chairman of the Company, Mr. Robert Crosbie.


Item 6   MANAGEMENT'S DISCUSSION AND ANALYSIS

    (a)  OVERVIEW

InterUnion Financial Corporation, ("IUFC" or "InterUnion"), was incorporated on February 7, 1994. InterUnion's strategy is to acquire, when possible, a majority interest in financial services business. InterUnion and its subsidiaries, (collectively the "Company"), also provides bridge financing or takes equity positions as part of its merchant banking. The Company acquires companies or interests in companies for cash but preferably for common shares of the Company with additional incentives for vending shareholders via common share purchase warrant and stock options for management. Since 1994, the Company has acquired:

           Corporation Acquired or Invested In                   Nature of the Company                Date
           -----------------------------------                   ---------------------                ----
Bearhill Limited ("BHL")                                   Investment Software                    January 1995
Guardian Timing Services, Inc. ("GTS")                     Investment Management                  January 1995
Credifinance Capital Inc. ("CFCI")                         Investment Company                      March 1995
Credifinance Securities Limited ("CFSL")                   Investment Bank                         March 1995
Rosedale Realty Corporation ("RRC")                        Real Estate Sales                       March 1995
Reeve, Mackay & Associates Ltd. ("RMA")                    Auction Sales                            May 1995
Receptagen Limited ("RCG")                                 Biotechnology                           April 1997
Leon Frazer, Black & Associates Limited ("LFB")            Investment Management                   July 1997
InterUnion Asset Management Limited ("IUAM")               Investment Management                   March 1998
The Glen Ardith-Corporation ("GAF")                        Investment Management                   March 1998
Black Investment Management Limited ("BIM")                Investment Management                   March 1998
AIL Investment Services Limited ("AILIS")                  Investment Management                   March 1999


      Note: 1 InterUnion still has an interest in all of these companies with the exception of Rosedale Realty Corporation and Reeve, Mackay & Associates.

             2 IUAM changed its name from Cluster Asset Management Limited in April 1998.


The Company realigned its interest in its Canadian investment management business in 1999, in order to facilitate its growth strategy. The results of this realignment placed the Company's interest in BIM, GTS and LFB under IUAM, which already held the interest of GAF. The purpose of the realignment was to allow IUAM to implement its business plan and continue its acquisition program, on a tax effective basis, of Canadian investment management companies and get access to an institutional strategic alliance, as a consolidator of the Canadian investment management business.

IUAM also issued 878,170 Common Shares for gross proceeds of C$10 million from Working Venture Canadian Fund ("WVCF"). The effect of this transaction reduced the Company's interest in IUAM to 44% from 100%. In addition, as part of the transaction, IUAM and its subsidiaries will have the marketing support of WVCF's marketing department, therefore adding an aggressive internal growth strategy to its previous growth by acquisition only. This internal growth strategy is to be implemented by having AILIS, a wholly owned subsidiary of IUAM and managed by personnel from WVCF, create a family of mutual funds to be sold through WVCF's distribution. IUAM's portfolio managers will manage these funds, therefore leveraging its current infrastructure.

The following table is a summary of IUAM's interest in the above mentioned investment management firms.


                                  Direct          Indirect           Total           Control
                                 -------          --------          -------          --------
         BIM                      50.50%            0.00%            50.50%           50.50%
         GTS                     100.00%            0.00%           100.00%          100.00%
         GAF                     100.00%            0.00%           100.00           100.00%
         LFB                      33.33%           16.10%            49.40%           65.28%
         AILIS                   100.00%            0.00%           100.00%          100.00%


Although, IUAM's total interest in LFB is 49.4% (16.1% is through BIM's 31.9% interest in LFB), IUAM controls 65.3% of LFB, as IUAM owns a majority of BIM.

Since the Company's interest in IUAM is 44% and it has three of the seven board seats, IUAM will be accounted for on the equity method going forward, in addition to being considered part of its investment banking activities.

         Revenues

Revenues are primarily comprised of success fees and work fees. The success fees are for mandates related to the raising of funds and for merger and acquisition activity. The Company also receives work fees for larger merger and acquisition mandates in addition to special assignments that can include fairness opinions, valuations, sponsorships, etc. The revenue that the Company receives is also a factor to the amount of support InterUnion has had to date been required to lend to the investment management companies. Until recently, InterUnion has dedicated a very large percentage of its human and financial resources to the investment management group without adequate compensation in order to allow its growth and obtain financing. Now that IUAM is funded, the Company will be able to direct its resources to its other activities and benefit from its interest in the growth of IUAM. However, success depends on business and market conditions.

         Cost of Revenues

The principal elements comprising costs of revenues are, commissions paid out and salaries paid to research analysts. In general, non-administrative personnel within InterUnion are remunerated solely on performance, as this permits the Company to keep overhead to a minimum and to maintain a high correlation between its revenues and its personnel costs, as InterUnion and its subsidiaries are extremely labor intensive. Therefore, commissions paid out are the most important expense and generally rise and fall along with the revenues of the Company.

Across all of the Company's subsidiaries, the contribution margin (contribution margin is defined as revenues less variable expenses) was 69.1% in fiscal 1999 versus 48.4% and 43.0% in each of the previous two years. The substantial increase in fiscal 1999 is due to the reduction in revenues and thus the corresponding pay out to commission personnel. The previous increase in margin is primarily due to a shift in CFSL's revenues from secondary market agency to primary market revenue from corporate finance and underwriting activities. The Company expects to maintain margins in this range due to the stability of its commission pay out structure.

         Interest Income

The Company invests its cash in government issued treasury bills that give rise to interest income. Additional interest income comes from the spread between the interest that the Company receives over and above what is paid to its clients on their deposits by its clearing agent. This amount is not expected to be significant with respect to revenues on a yearly or quarterly basis.

         Interest Expense

The Company's debt is the result of its investment management acquisition program and the need for the investment management group of InterUnion's personnel for its day to day administration and reporting requirements. A substantial amount of this debt has been converted into common stock of the Company, and therefore, such expense should be reduced during the following fiscal year, subject to its merchant banking activities.

         Gain on Issuance of Security

The Company has recognized a gain of $486,099 on the issuance of the equity by IUAM. This resulted from the increase in the value of the price paid for by the purchaser over and above the cost of that of the Company's. The Company did not receive any compensation of any kind for this transaction nor can it give any assurance that it can realize this amount in the future should it seek to divest itself of its investment, due to market conditions at the time of the sale.

         Discontinued Operations

In May 1995, Reeve, Mackay and Associates Ltd. was created to act as the Company's auction subsidiary. Reeve, Mackay recorded operating losses of $390,829 and $452,291 in 1997 and 1996 respectively, prior to recording a small profit in the first quarter of 1998. The Company sold its interest in Reeve, Mackay in July 1997.

         Exposure to International Operations

Although all of the Company's revenues are generated in North America, all of its subsidiaries are located in Canada. Therefore the Canadian Dollar involves a certain degree of foreign exchange risk. Due to the small size of the risk and to the fact that each company within the InterUnion Group operates independently of each other, the Company does not purchase any derivative products to offset that risk. In addition, the Company considers North America as its domestic market.

         Seasonal

InterUnion Financial Corporation and its subsidiaries do not operate in any business that is affected by changes in season.

    (b)  RESULTS OF OPERATIONS

Fiscal 1997 marked a number of firsts for the Company.

     o The first year as a reporting company, as our Form 10-SB cleared the SEC;

     o The first year that the Company reports solely under US GAAP; and

     o The first year that the Company reported a profit from continuing operations.

Fiscal 1998 was no exception.

     o The first year with only finance services companies within its group;

     o The first year that investment management assets within the group exceeded that of investment banking, excluding treasury bills.

Fiscal 1999 continued the trend with InterUnion realizing a capital profit from its foray in to the investment management business.

Financial highlights are as follows:

                                                               1999              1998             1997
         Revenues                                             1,463,884        3,115,407         5,737,848
         Income (loss) excluding
           discontinued operations                             (390,182)        (819,461)          160,676
         Discontinued Operations                                  --             804,174          (390,829)
         Net Loss                                              (390,182)         (15,287)         (230,153)

         Assets                                              29,448,186       48,743,732        38,820,507
         Shareholders' Equity                                 7,919,650        6,692,432         3,639,337
         Working Capital                                      1,773,590         (163,274)        1,750,889
         Common Shares Outstanding                            2,114,425        1,654,001           969,714
         Book Value per Common Share                               3.67             4.05              3.60

         Fiscal Year 1999 Compared to Fiscal Year 1998

    (1)  Overview

Although revenues decreased by $1,651,523 (or 53%) over fiscal year 1998, most other items on the income statement improved. Costs of revenues as a percentage of sales decreased to 57.2% from 65.0% a year earlier, due to the reduction in revenues and the various payout structure within the Company. Fixed overhead and non cash expenses decreased by $932,079 or 53.5%, the management looked to match costs to a declining revenue base. The Company's loss from operations was improved to $390,182 from $819,461, or 52%, as a net result of both variable costs and overhead being reduced at a faster rate than that of revenues.

In realigning the Company's investment management firms and the subsequent issuance of stock by IUAM, the Company was able to record a gain of $486,099. This gain was greater than the operating loss of $436,917 the Company had to record from this investment. The Company does not expect to record future gains of this type, but does expect continued losses from its interest in IUAM. However, should IUAM apply itself significant cost savings can be made, as it has not started to maximize the use of its capital and benefit from the synergies a consolidator should have. The Company would like to state that such potential cost saving is beyond its direct control, as it no longer controls IUAM.

Additional, losses from unconsolidated affiliates were due to the Company's interest in Receptagen Ltd. This amount is not expected to continue as the Company's interest is below 20% and continues to decrease as Receptagen issues its own Common Stock to meet its obligations.

Earnings per share for fiscal 1999 was a loss of $0.21 versus a loss of $0.01 a year earlier. The basic average number of common shares outstanding for the year ending March 31, 1999 is 1,855,386 versus 1,232,100 a year earlier.

    (2)  Revenues

Revenues decreased by $1,651,523 (or 53%) over fiscal year 1998 (from $3,115,407 to $1,463,884). CFSL's decrease in revenues can account for $1,544,230 or 93.4% of the overall reduction. The cause of this reduction is two fold: (i) difficult market conditions for raising capital for small companies; and (ii) the time and effort spent, without compensation, to realign its investment management interests into IUAM and raise the financing necessary for that affiliate; and
(iii) the de-consolidation of the Company's interest in its investment management affiliates.

    (3)  Cost of Revenues

Costs of revenues (Selling, General and Administrative expenditures) for the year decreased by $2,169,589 or 59.0% to $1,504,959 from $3,674,548. This decrease is due to the fact that the Company's main expense is commission earned as a function of revenues and the de-consolidation of the Company's interest in its investment management affiliates.

    (4)  Net Loss

Net loss for the period was $390,182 versus $15,287, a year earlier. Losses from operations (revenues less expenses) was $383,364 versus $819,461 the year before. The reduced operating loss is due to a faster reduction in compensation expense and overhead costs versus the reduction in revenues. This year the Company recorded a gain of $486,099 on the issuance of security by a subsidiary, IUAM. The Company does not expect to record such gains in the future. The Company also recorded a loss from operations from its equity investment in the amount of $492,917 versus $8,310 a year earlier. The difference of $484,607 is due to the fact that most of this loss, $263,600 is amortization for which this is the first year, and is expected to continue. Of the balance, $173,017 is due to the Company's share of IUAM's operating losses. It is the Company's hope that IUAM's management team will strive to reduce its operating losses. In addition, last year the Company recorded an accounting gain of $804,174 in fiscal 1998 on the sale of Reeve, Mackay, for which the Company recorded a loss in fiscal 1997 of $390,829 as discontinued operations.

Basic losses per share before discontinued operations were $0.21 versus $0.66 a year earlier. Basic weighted average common shares outstanding this year was 1,855,386 versus 1,232,100.

         Fiscal Year 1998 Compared to Fiscal Year 1997

    (1)  Overview

In fiscal 1998, revenues decreased by $2,622,411 (or 45.7%) over fiscal year 1997. For the year, costs of revenues as a percentage of sales decreased to 65.0% from 67.1% a year earlier. Fixed overhead and non cash expenses increased by $311,322 or 22.0%. The reduction in revenues and the increase in non variable expenses were too great to be over come by the reduction in cost of sales and caused a loss from operations in the amount of $819,461 versus a profit of $160,676 a year earlier. The Company reported a net loss of $15,287 versus $230,153 in fiscal 1997. The reduction in the loss is due to the accounting gain of the sale of Reeve, Mackay & Associates Limited. Earnings per share for fiscal 1998 was a loss of $0.01 versus a loss of $0.25 a year earlier. The average number of common shares outstanding for the year ending March 31, 1998 is 1,232,100 versus 899,859 a year earlier.

    (2)  Revenues

Revenues decreased by $2,622,411 (or 45.7%) over fiscal year 1997 (from $5,712,183 to $3,115,407). The decrease came from the activities of Credifinance Securities Limited and the reversal of an unrealized gain of the Company's portfolio of warrants, received as additional compensation for corporate finance mandates. The value of these warrants decreased by approximately $825,000. Revenues for InterUnion itself also decreased by about $600,000, due to its concentrating its resources on the restructuring of RCG. Revenues for Credifinance decreased almost $1,300,000 or 34.5% (from $3,727,292 to $2,439,951). Credifinance's decrease in revenue was essentially due to the market conditions affecting small cap underwriting.

    (3)  Cost of Revenues

Costs of revenues (Selling, General and Administrative expenditures) for the year decreased by $1,539,929 or 29.5% to $3,674,548 from $5,214,477. This decrease is due to the fact that the Company's main expense is commission earned as a function of revenues.

    (4)  Income

Income net of the provision for income taxes, decreased to a loss of $819,461, or $0.66 per share, from a profit of $160,676, or $0.18 per share, a year earlier. As discussed previously, the decrease in profitability has been attributed to the decrease in the value of the warrant portfolio and reduction in revenues due to investors lack of interest in small cap companies. The average number of common shares outstanding for the year ending March 31, 1998 is 1,232,100 versus 899,859 a year earlier. These figures do no include an accounting gain of $804,174 in fiscal 1998 on the sale of Reeve, Mackay, for which the Company recorded a loss in fiscal 1997 of $390,829 as discontinued operations.

Per share numbers are based on weighted number of shares outstanding of 1,232,100 in fiscal 1998 versus 899,859 for fiscal 1997.

    (c)  LIQUIDITY AND CAPITAL RESOURCES

In order to meet its growth plans and fund any operating cash requirements, the Company's policy is to issue additional capital stock, when possible. To date the Company has done this either through the issuance of Confidential Private Placement Offerings under Regulation "D" or Regulation "S". The following are details of these private placements during the previous three fiscal years:


                 Date                           # of Shares               Amount        Type
               July 1996                            20,000                80,000        Regulation "S"
              August 1996                          151,500               151,500        Regulation "S"
             October 1996                          105,642               528,210        Regulation "S"
              April 1997                           229,453             1,147,265        Regulation "S"
               June 1997                            60,000               180,000        Regulation "S"
              August 1997                           15,000                90,000        Regulation "S"
             February 1998                         213,194               852,776        Regulation "S"
              April 1998                           216,640               788,569        Regulation "S"
               May 1998                             17,002                68,008        Regulation "S"
               June 1998                            35,000               140,000        Regulation "S"
               July 1998                           262,142             1,048,568        Regulation "S"
             December 1998                          10,000                40,000        Regulation "S"
             February 1999                         180,000               630,000        Regulation "S"
              March 1999                            25,000                87,500        Regulation "S"
              March 1999                             1,140                 4,560        Regulation "S"

In addition to the above, IUAM raised C$10 million directly, thereby reducing the Company's interest to 44%. These funds were used to eliminate a bank loan of approximately C$1 million and fund the AILIS venture, C$500,000. The balance of the funds will be used for acquisitions and operations.

Shareholders received one Right for every four (4) common share. Each Right gave the holder the right to acquire a common share of the Company at $2.80 per share, subject to a minimum of $1,500,000 raised. The Company's controlling shareholder, RIF Capital, had agreed to subscribe on a pro-rata basis. Due to the minimum subscription level not being met, the right offering was not closed.

NASDAQ advised the Company that its application for listing on the SmallCap market was declined, as the minimum bid price per share was not greater than $4.00.

The Company is considering the listing of its Preferred Shares on the Over-the-Counter Bulletin Board.

         New Accounting Pronouncements

Financial Derivatives and Hedging Activities: In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was released. For fiscal years beginning after June 15, 1999, the statement requires the accounting and disclosure of gains and losses on certain financial instruments. Management does not believe that this pronouncement will have any significant effect on the Company.

Start-up Costs: In April 1998, Statement of Position (SOP) 98-5 Accounting for Costs of Start-up Activities was issued. For fiscal years beginning after December 15, 1999, SOP requires that pre-opening costs be expensed as incurred. Management has not yet determined the impact that this pronouncement will have on the Company.

         Concluding Remarks

There are no other known trends, events or uncertainties that may have, or are reasonably likely to have, a material impact on the Company's short-term or long-term liquidity.

In addition, there is no significant income or losses that have risen from the Company's continuing operations that has not been analyzed or discussed above. Nor has there been any material change in any line item that is presented on the financial statements that has also not been discussed above.

Year 2000 ("Y2K"): The Company is affected by both its own computer information systems and by third parties with which it has business relations, in the processing of data relating to the Y2K problem. The Company has either upgrading or replaced 75% of its internal software systems and 60% of the hardware. Management anticipates to finalize its preparation for the Y2K by September 1999, delays were cause due to analysis and testing of certain systems and limited resources.

Recognizing that the Company can not give any assurances in regards to the whether its own computer systems or those owned by third parties will be operational after December 31,1999, even after taking all reasonable assurances, the Company has developed a contingency plan. Such plans include the replacement of the Company's own systems and / or changing its collaborating partners.

Irrespective of the outcome, the Company does not anticipate significant lost revenues relating to the Y2K problem due to failure of its own systems or that of its third party associates.

This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are limited to economic conditions generally and in the industries in which the Company's customers & investee participate in; competition within these industries and that of the Company's, including competition from much larger competitors; technological advances which could render the Company's services less competitive or absolete; failure by the Company successfully to improve its skills or anticipate current or prospective customers' needs; price increases or other limitations by the Company for use or its services and delays, reductions or cancellations of mandates previously placed with the Company


Item 7   FINANCIAL STATEMENTS

The audited consolidated financial statements for InterUnion Financial Corporation, covering fiscal years ended March 31, 1999 and 1998 are submitted in compliance with the requirements of Item 310 of Regulation S-B.


Item 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 5, 1999, the Company retained BDO Dunwoody, LLP ("BDO") as its new certifying accountants. BDO replaced Ahearn, Jasco + Company, P.A. ("AJC") as reported on InterUnion's fiscal 1998 financial statements. The 1998 opinion contained no adverse opinion or disclaimer of opinion, and was not qualified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended by the Company's Audit Committee and approved by the Company's Board of Directors.

During the last two fiscal years and subsequent interim period to the date hereof, there were no disagreements between InterUnion and its certifying accountants on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to satisfaction of the certifying accountants, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

None of the reportable events described in Item 304(a)(1)(ii) occurred with respect to InterUnion within the last two fiscal years and the subsequent interim period to the date of change. During the last two fiscal years and the subsequent interim period to the date of change, InterUnion did not consult BDO regarding any matter or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.


PART III

Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    (a)  IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

Name, Municipality of Residence                     Age            Length of Service
-------------------------------                     ---         --------------------------------
Robert W. Crosbie                                    69         Chairman of the Board and
Toronto, Ontario                                                Appointed Vice-President
                                                                September 3, 1998

Georges Benarroch                                    52         Member of the Board and
Paris, France                                                   Appointed as President and
                                                                Chief Financial Officer
                                                                March 21, 1994

Selwyn J. Kletz                                      53         Appointed as Vice-President
Toronto, Ontario                                                August 18, 1997
Canada

T. Jack Gary, III                                    57         Appointed as Secretary
West Palm Beach, Florida                                        January 30, 1995

Karen Lynn Bolens                                    51         Appointed as Member of the Board
Geneva, Switzerland                                             December 16, 1994

ROBERT W. CROSBIE is the Chairman of the Board of the Company, as well as a Vice-President and is a member of the IUAM board of Directors. Mr. Crosbie was Chairman of the Board of Black Investment Management Limited from 1973 until 1998. Mr. Crosbie is also a member of Thistle Mining (THT).

GEORGES BENARROCH is the President, Chief Executive Officer of the Company as well as a Director and Chairman of the Audit Committee. He is also the Chief Executive Officer, and Chairman of the Board of Credifinance Securities Limited, President, Chief Executive Officer, and Chairman of the Board of Credifinance Capital Inc. -- all wholly-owned subsidiaries of the Company and Chairman of InterUnion Asset Management Limited. He is also the President of Equibank Inc.

SELWYN J. KLETZ is Vice-President of the Company. He is also President and a member of the board of Guardian Timing Services, Inc. and InterUnion Asset Management Limited, in addition to being a Director of Black Investment Management Limited, The Glen-Ardith Frazer Corporation and Leon Frazer, Black & Associates Limited. Mr. Kletz will be devoting 100% of his time to the activities of InterUnion Asset Management Limited.

T. JACK GARY, III is the Secretary of the Company. He is Manager of the West Palm Beach, Florida, office of Raymond James & Associates, a national brokerage firm, having held that position since 1995 as well as a Director. Mr. Gary will devote the time required to fulfill his duties as Secretary at InterUnion.

KAREN LYNN BOLENS serves as a Director of the Company. Since 1985 through and including the present time, she has practiced as an associate attorney, specializing in corporate, estate and family law for international clients. Ms. Bolens' duties for InterUnion will be limited to her participation at Board Meetings and as a member of the Audit Committee.

    (1) No director of InterUnion is currently a director of any other reporting company, with the following exception: Georges Benarroch and Karen Lynn Bolens are directors of Receptagen Limited which is a publicly reporting company in the United States and Canada.

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

(b)      AUDIT COMMITTEE

The Audit Committee had three meetings since approving the financial statements for the previous year. The first meeting was to approve the change in auditors. The second meeting was to review the Company's accounting policies while the third meeting was to recommend to the Board of Director that the March 31, 1999 Consolidated Financial Statements be approved and presented to the shareholders.

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

(f)      COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

For the two fiscal years ended March 31, 1998, to the best of the Company's knowledge no director, executive officer and beneficial owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by section 16(a) of the Exchange Act.

Item 10  EXECUTIVE COMPENSATION

    (A)  SUMMARY COMPENSATION TABLE


       Name and             Fiscal          Base           Other        Long Term       All other         Total
  Principal Position         Year          Salary          Bonus       Compensation    Compensation   Compensation
----------------------      ------      -----------     -----------    ------------    ------------   ------------
Georges Benarroch            1999             None            None            None      $30,000(1)        $30,000
President & CEO              1998             None            None            None      $30,000(1)        $30,000
                             1997             None            None            None            None           None

Robert W. Crosbie            1999       $18,230(2)      $87,500(3)            None      $83,044(2)       $188,774
Vice-President               1998       $45,885(2)            None            None      $27,097(2)        $72,980
                             1997             None            None            None            None           None

Selwyn J. Kletz (4)          1999       $27,621(5)            None     $259,763(6)     $197,794(7)       $485,178
Vice-President               1998          $75,245      $60,000(8)            None     $355,000(9)       $490,245
                             1997             None            None            None      $13,265(10)        $13,265

T. Jack Gary                 1999             None            None     $42,500(11)            None        $42,500
Corporate Secretary          1998             None            None            None            None           None
                             1997             None            None            None            None           None


    (1) This amount represents life, disability and medical insurance and certain expenses.

    (2) This was paid by Black Investment Management Limited, a subsidiary of IUAM, for services unrelated to those offered to InterUnion Financial Corporation.

    (3)  This represents 25,000 Common Shares of the Company.

    (4) Mr. Selwyn Kletz resigned as a Director of the Company on April 6, 1999. He continues to be InterUnion Asset Management Limited's President and Chief Executive Officer, as well as an Officer of the Company.

    (5)  This amount was paid by IUAM to Mr. Kletz, as President and CEO.

    (6) This represents long term stock options granted by IUAM to Mr. Kletz. The terms of these options are as follows: (i) 36,300 options to acquire one common share of IUAM at C$16.1284 prior to January 25, 2009; and (ii) 11,000 options to acquire one common share of IUAM at C$0.001 prior to January 25, 2009. In addition, Mr. Kletz receive two other option series of 11,000 options to vested upon IUAM acquiring, by way of acquisition, $500,000,000 in assets under administration, if done prior to April 1, 2001. The second series is vested upon IUAM acquiring, by way of acquisition, $750,000,000 in assets under administration, if done after March 31, 2001 and prior to April 1, 2002. Had these two series be vested immediately, Mr.
         Kletz's compensation would have risen by $235,217, to $716,395.

    (7) This amount represents $64,900 for life, disability and medical insurance and $132,894 paid to a company controlled by Mr. Kletz for services.

    (8) This amount represents 60,000 short-term stock options, that was fully exercised.

    (9) This amount represents $168,200 for life, disability and medical insurance and $186,800 paid to a company controlled by Mr. Kletz for services.

   (10)  This amount was paid to a company controlled by Mr. Kletz for services.

   (11) This amount represents 50,000 stock option with an expiry date of September 3, 2001 and an exercise price of $4.00 per share.

    (B)  ALL COMPENSATION COVERED

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

Section 14 of ARTICLE III of the By-Laws of InterUnion provides that directors do not receive any stated salary for their services as directors. However, by board resolution, a fixed fee and expenses of attendance may be allowed for each meeting. These limitations do not affect compensation for a person serving as an officer or otherwise for the Company and receiving compensation therefor. The Company's Board of Directors has approved payment of $1,750 for the services of each of its independent directors for the fiscal year ending March 31,1998 and 1999.

Item 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following persons (including any group as defined in Regulation S-B, Section 228.403) are known to InterUnion Financial Corporation, as the issuer, to be the beneficial owner of more than five percent (5%) of any class of the said issuer's voting securities.


       Title of                     Name and Address of                 Amount and Nature of         Percentage
         Class                        Beneficial Owner                    Beneficial Owner            of Class
----------------------   -----------------------------------------      --------------------         ----------
Common                   RIF Capital Inc.(1)                                   310,449                  14.7%
                         Price Waterhouse Centre
                         PO Box 634C
                         St. Michael, Barbados, WI

Common                   William Tynkaluk &                                    259,142                  12.3%
                         George Frazer
                         8 King St. East
                         Toronto, Ontario
                         Canada

Common                   Financiera Hispano-Suiza, SA                          255,490                  12.1%
                         10 Rue Pierre-Fatio
                         Geneva, Switerland  CH1204

Common                   Zephyr Trading Corporation                            180,000                   8.5%
                         c/o Jonston and Associates
                         P.M.B. #11, Arawak House
                         Turks and Caicos Island
                         British West Indies

Common                   Selwyn J. Kletz                                       100,000                   4.7%
                         499 Riverside Drive
                         Toronto, Ontario
                         Canada   M6S 4B6

Common                   Paul F. Black, Joyce D. Black, Gregory P.             109,890                   4.6%
                         Black, Paul F. Black Jr.
                         110 Yonge Street,  #1701
                         Toronto, Ontario
                         Canada   M5C 1T4

                                           Total                             1,202,549                  56.9%

Preferred A              RIF Capital Inc. (1)                                1,500,000                 100.0%
                         Price Waterhouse Centre
                         PO Box 634C
                         St. Michael, Barbados, WI

------

    (1) RIF Capital Inc. is wholly owned by Central Investment Trust. Safeguardian Limited is the sole protector of Central Investment Trust and is neither a beneficiary of the Trust or its subsidiaries.

(b)      SECURITY OWNERSHIP OF MANAGEMENT

The following information lists, as to each class, equity securities beneficially owned by all directors and nominees, and of the directors and nominees of the issuer, as a group.

       Title of                     Name and Address of                 Amount and Nature of         Percentage
         Class                        Beneficial Owner                    Beneficial Owner            of Class
----------------------   -----------------------------------------      --------------------         ----------
Common                   Safeguardian Limited                                       310,449             14.7%
                         PO Box 316                                                 Trustee
                         Jardine House                                     (voting power of
                         1 Hesley Street                                 Central Investment
                         St. Helier, Jersey, UK  JE4 8UD                              Trust

Common                   Robert W. Crosbie                                           78,508              4.7%
                         110 Yonge Street,  #1701
                         Toronto, Ontario
                         Canada   M5C 1T4

Common                   Selwyn J. Kletz                                          100,000                4.7%
                         499 Riverside Drive
                         Toronto, Ontario
                         Canada   M6S 4B6

Common                   Georges Benarroch                                              ---              0.0%
                         68 rue Spontini
                         Paris, France   75016

Common                   Karen Lynn Bolens                                              ---              0.0%
                         10 rue Pierre Fatio
                         Geneva, Switzerland   1204

Common                   T. Jack Gary, III                                              ---              0.0%
                         515 North Flagler Drive, #1500
                         West Palm Beach, Florida   33401

Preferred A              Safeguardian Limited                                     1,500,000            100.0%
                         PO Box 316                                                 Trustee
                         Jardine House                                     (voting power of
                         1 Hesley Street                                 Central Investment
                         St. Helier, Jersey, UK JE4 8UD                               Trust

Common                   Directors and Executive Officers                           388,957             18.4%
                         as a group (4 people)

Preferred A              Directors and Executive Officers                         1,500,000            100.0%
                         as a group (1 person)


NOTE TO (A) AND (B):      As to the beneficial owner(s) of the securities
                          listed above in (a) and (b), no such owner has any right to acquire within sixty (60) days or otherwise, the right to acquire shares from options, warrants, rights, conversion privileges or similar obligations.

    (c)  CHANGES IN CONTROL

Currently, there is no such arrangement that may result in a change in control of the Company.


Item 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    (a)  CERTAIN RELATED TRANSACTIONS

During fiscal 1999 the Company and IUAM were involved in the following related party transactions:

         The Company paid $33,145 directly to Witpan Inc. ("Witpan") for various services and IUAM paid $132,582. Witpan also paid the Company $64,950, for investment research services. Mr. Selwyn J. Kletz controls Witpan.

         LFB paid Mr. William Tynkaluk and Mr. George Frazer C$250,000 each for their approval to have the management contract of the mutual fund Associate Investors, transferred from LFB to AILIS. LFB received the funds from AILIS, which borrowed them from IUAM.

         In addition, LFB paid a firm controlled by Mr. Tynkaluk C$45,000 in consulting fees and C$11,000 to a firm controlled by Mr. Frazer, also for consulting services.

         Spriter Investments Limited ("Spriter") received C$75,000 from IUAM for marketing services. Spriter is controlled by Mr. Bruce Taylor an executive of IUAM and GAF. Spriter received C$33,332 a year earlier.

         GTS paid Havensight Holdings Corp ("Havensight") C$85,488 for marketing and referral services. Havensight sold BHL to the Company in 1995. The Company has no documents to believe that Havensight is controlled by Mr. Jean-Pierre Fruchet, the developer of BHL's ITM software.

During fiscal 1998 the Company and IUAM were involved in the following related party transactions:

         The Company paid $186,765 to Witpan for services render in the acquisition of Leon, Frazer, Black & Associates Limited, Cluster Asset Management Limited, The Glen-Ardith Frazer Corporation and Black Investment Limited. In addition, the Company received $135,000 from Witpan, for investment research services.

         For services rendered in the restructuring of RCG, the Company paid RIF Capital Inc. $300,000 in fiscal 1998.

         Spriter Investments Limited ("Spriter") received C$33,332 from GAF for marketing services. Spriter is controlled by Mr. Bruce Taylor an executive of IUAM and GAF. Spriter received C$33,332 a year earlier.

Item 13  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Listing of Exhibits

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

  (3)(ii)         Certificate of Amendment of Certificate of Incorporation of AU 'N                          +
                     AG, INC. Dated April 11, 1994

  (3)(iii)        Certificate of Amendment of Certificate of Incorporation of AU 'N                          +
                     AG, INC. Dated April 11, 1994

  (3)(iv)         Bylaws of InterUnion Financial Corporation                                                 +

    (4)           Instruments Defining the Rights of Security Holders Including Indentures                   +

    (21)          Subsidiaries of InterUnion                                                               E-1


    (27)          Financial Data Schedule                                                                  E-2

      + Incorporated by reference to the Company's Registration Statement on Form 10-KSB filed on June 20, 1997.

    (b) Reports on Form 8-K Subsequent to the Third Quarter

  Exhibit                                                                                                  Page
Table Number                                           Exhibit Name                                       Number
   (10)           Working Venture Canadian Fund's Investment in InterUnion Asset Management Limited          ++

   (16)           Letter on change in certifying accountant                                                 +++

     ++ Incorporated by reference to the Company's Registration Statement on Form 8-K filed on March 16, 1999.

    +++ Incorporated by reference to the Company's Registration Statement on Form 8-K filed on April 27 1999 and May 6,1999.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               INTERUNION FINANCIAL CORPORATION

Date: July 13, 1999                            By: /s/ [Robert W. Crosbie]
------------------------                       ---------------------------------
                                               Robert W. Crosbie
                                               Chairman, Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities on the dates indicated.

          Signature                                           Title                               Date
------------------------------                   -------------------------------------      -------------------
s/s  [Georges Benarroch]                         President and Chief Executive Officer         July 13, 1999
------------------------------
Georges Benarroch

s/s  [Karen Lynn Bolens]                         Director                                      July 13, 1999
------------------------------
Karen Lynn Bolens

                            ====================================================

                                                INTERUNION FINANCIAL CORPORATION

                                               CONSOLIDATED FINANCIAL STATEMENTS

                                                         MARCH 31, 1999 and 1998
                            ====================================================

                        INTERUNION FINANCIAL CORPORATION

                             MARCH 31, 1999 and 1998





                                    CONTENTS



                                                                            Page



Independent Auditoris Reports:
      March 31, 1999 - BDO Dunwoody LLP                                    F - 2
      March 31, 1998 - Ahearn, Jasco + Company, P.A.                       F - 3


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

      Consolidated Statements of Operations                                F - 6

      Consolidated Statements of Shareholders' Equity                      F - 7

      Consolidated Statements of Cash Flows                                F - 8

      Notes to Consolidated Financial Statements               F - 9  To  F - 22

================================================================================


                          INDEPENDENT AUDITORS' REPORT


================================================================================



To the Shareholders of
InterUnion Financial Corporation



We have audited the accompanying consolidated balance sheet of InterUnion Financial Corporation as of March 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterUnion Financial Corporation as of March 31, 1999, and the results of its operations and its cash flows for the year ended March 31, 1999 in conformity with generally accepted accounting principles.






BDO Dunwoody LLP

Toronto, Canada
May 27, 1999

================================================================================


                          INDEPENDENT AUDITORS' REPORT


================================================================================



To The Board of Directors,
InterUnion Financial Corporation



We have audited the accompanying consolidated balance sheet of InterUnion Financial Corporation and its subsidiaries (the "Company") as of March 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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










Ahearn, Jasco + Company, P.A.

Pompano Beach, Florida
May 29, 1998

                        INTERUNION FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

MARCH 31,                                                                                1999                  1998
---------                                                                         -----------------     -----------------

                                                         A S S E T S

CURRENT ASSETS

    Cash and cash equivalents                                                     $         285,706     $       2,873,731
    Marketable securities                                                                19,885,302            35,169,986
    Due from clients                                                                         93,183               715,871
    Due from brokers and dealers                                                                ---                 2,012
    Accounts receivable                                                                     690,374               882,491
    Refundable income taxes                                                                   5,046                 7,789
    Notes receivable, current portion                                                       973,315               616,579
    Prepaid expenses and other current assets                                                25,772                56,733
                                                                                  -----------------     -----------------

                  Total current assets                                                   21,958,698            40,325,192
                                                                                  -----------------     -----------------

OTHER NON-CURRENT ASSETS

    Property & equipment, net                                                             1,199,953             1,425,192
    Notes receivable, non-current portion                                                   619,992               952,106
    Other long-term assets                                                                   77,651                84,710
    Investment in unconsolidated affiliates                                               5,591,892             3,488,322
    Goodwill, net                                                                               ---             2,468,210
                                                                                  -----------------     -----------------

                  Total non-current assets                                                7,489,488             8,418,540
                                                                                  -----------------     -----------------








                  Total Assets                                                    $      29,448,186     $      48,743,732
                                                                                  =================     =================













              See Notes to Consolidated Financial Statements               F - 4

                        INTERUNION FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

MARCH 31,                                                                              1999               1998
---------                                                                         --------------     --------------


                                                    L I A B I L I T I E S

CURRENT LIABILITIES

    Accounts payable and accrued liabilities                                      $      253,476     $    1,063,956
    Due to clients                                                                       979,783          3,057,747
    Due to brokers and dealers                                                        18,899,072         34,663,322
    Due to affiliates                                                                    776,213              ---
    Notes payables, current portion                                                          ---          1,703,441
                                                                                  --------------     --------------

                  Total current liabilities                                           20,908,544         40,488,466

OTHER LIABILITIES                                                                          ---               77,033
NOTES PAYABLE                                                                            619,992          1,485,801
                                                                                  --------------     --------------

                  Total liabilities                                                   21,528,536         42,051,300
                                                                                  --------------     --------------

COMMITMENTS AND CONTINGENCIES

                                            S H A R E H O L D E R S'  E Q U I T Y

CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL
    Class A Preferred Stock, $0.10 par value
         Authorized - 1,500,000 shares
         Issued and outstanding - 1,500,000                                              150,000            150,000
    Class B Preferred Stock, $0.10 par value
         Authorized - 1,000 shares
         Issued and outstanding - None                                                       ---                ---
    Class C Preferred Stock, $0.10 par value
         Authorized - 1,000 shares
         Issued and outstanding - None                                                       ---                ---
    Common Stock, $0.001 par value
         Authorized - 5,000,000 in 1999, 2,500,000 in 1998
         Issued and outstanding - 2,114,425 in 1999, 1,654,001 in 1998                     2,114              1,654
    Additional Paid-In Capital                                                         9,750,249          8,119,397

CUMULATIVE TRANSLATION ADJUSTMENT                                                        (18,963)            (5,051)

ACCUMULATED DEFICIT                                                                   (1,963,750)        (1,573,568)
                                                                                  ---------------    --------------

                  Total shareholders' equity                                           8,402,811          6,692,432
                                                                                  --------------     --------------

                  Total Liabilities and Shareholders' Equity                      $   29,448,186     $   48,743,732
                                                                                  ==============     ==============




              See Notes to Consolidated Financial Statements               F - 5

                        INTERUNION FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31,                                                              1999                  1998
-----------------------------                                                        --------------        --------------


REVENUES

    Investment Banking                                                               $    1,348,466        $    2,642,958
    Investment Management                                                                     ---                 370,871
    Interest income                                                                         115,418               101,578
                                                                                     --------------        --------------

                                                                                          1,463,884             3,115,407
                                                                                     --------------        --------------
EXPENSES

    Selling, General and Administrative                                                   1,504,959             3,674,548
    Depreciation and Amortization                                                           200,171               240,886
    Foreign exchange loss (gain)                                                           (104,493)               17,361
    Interest expense                                                                        246,611                76,627
                                                                                     --------------        --------------

                                                                                          1,847,248             4,009,422
                                                                                     --------------        --------------
LOSS BEFORE INCOME TAXES AND EQUITY IN NET
    EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES                                         (383,364)             (894,015)

GAIN ON SALE ON ISSUANCE OF SECURITY BY SUBSIDIARY                                          486,099                   ---

EQUITY IN NET LOSSES OF UNCONSOLIDATED AFFILIATES                                          (492,917)               (8,310)

BENEFIT (PROVISION) FOR INCOME TAXES                                                            ---                82,864
                                                                                     --------------        --------------
LOSS                                                                                       (390,182)             (819,461)

GAIN FROM DISCONTINUED OPERATIONS                                                               ---                   691
GAIN ON DISPOSITION OF SUBSIDIARY                                                               ---               803,483
                                                                                     --------------        --------------

NET LOSS                                                                             $     (390,182)       $      (15,287)
                                                                                     ==============        ==============


EARNINGS (LOSS) PER COMMON SHARE - Basic and Diluted
    Continuing operations                                                            $        (0.21)        $       (0.66)
                                                                                     ==============         =============
    Discontinued operations                                                          $          N/A         $        0.65
                                                                                     ==============         =============
    Net loss                                                                         $        (0.21)        $       (0.01)
                                                                                     ==============         =============
    Weighted average common shares outstanding                                            1,855,386             1,232,100
                                                                                     ==============         =============
    Weighted average preferred shares outstanding                                         1,500,000             1,500,000
                                                                                     ==============         =============








              See Notes to Consolidated Financial Statements               F - 6

                        INTERUNION FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 1999 AND 1998


                                                          Number                           Additional           Share
                                                            of                               Paid-in           Capital
                                                          Shares           Amount            Capital           Totals
Preferred Shares
    Balances,
      March 31, 1999 & 1998                              1,500,000    $       150,000   $         ---     $       150,000
                                                     =============    ===============   =============     ===============

Common Shares
    Balance, March 31, 1997                                969,714                970       5,055,845           5,056,815
    Issued during the year
      Exercise of warrants                                  15,000                 15          89,985              90,000
      Exercise of options                                   60,000                 60         179,940             180,000
      Investments                                          659,287                659       3,002,327           3,002,986
    Cancellation                                           (50,000)               (50)       (268,700)           (268,750)
    Compensation related to
      stock options                                            ---                ---          60,000              60,000
                                                     -------------    ---------------   -------------     ---------------
    Balance, March 31, 1998                              1,654,001              1,654       8,119,397           8,121,051
    Issued during the year
      Net of issue costs                                    35,000                 35         132,965             133,000
      Investments                                           48,366                 48         193,416             193,464
      In cancellation of debt                              411,918                412       1,494,648           1,495,060
      For Services                                          35,000                 35         127,465             127,500
    Cancellation                                           (69,860)               (70)       (317,642)           (317,712)
                                                     -------------    ---------------   -------------     ---------------
    Balance, March 31, 1999                              2,114,425              2,114       9,750,249           9,752,363
Total Share Capital                                      3,614,425    $       152,114   $   9,750,249     $     9,902,363
                                                     =============    ===============   =============     ===============

                                                                         Cumulative
                                                                           Foreign
                                                                          Currency
Deficit and Foreign currency                                             Translation                        Comprehensive
translation adjustment                                                   Adjustment          Deficit           Income

    Balance, March 31, 1997                                           $        (9,197)  $  (1,558,281)    $
    Foreign currency translation
      adjustment                                                                4,146             ---               4,146
    Net loss for fiscal 1998                                                      ---         (15,287)            (15,287)
                                                                      ---------------   -------------     ---------------

    Balance, March 31, 1998                                                    (5,051)     (1,573,568)            (11,141)
                                                                                                          ===============
    Foreign currency translation
      adjustment                                                              (13,912)            ---             (13,912)
    Net loss for fiscal 1999                                                      ---        (390,182)           (390,182)
                                                                      ---------------   -------------     ---------------

    Balance, March 31, 1999                                           $       (18,963)  $  (1,963,750)    $      (404,094)
                                                                      ===============   =============     ===============



              See Notes to Consolidated Financial Statements               F - 7

                        INTERUNION FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31,                                                                1999                1998
-----------------------------                                                           --------------      --------------


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                              $     (390,182)     $      (15,287)
    Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities
      Depreciation and amortization                                                            200,171             240,886
      Loss on equity investments                                                               492,917               ---
      Gain on sale of securities by subsidiary                                                (486,099)              ---
      Gain on disposal of discontinued operations                                                ---              (804,174)
      Non cash compensation                                                                     87,500              60,000
      Non cash expenses                                                                         40,000               ---
      Deferred income taxes                                                                      ---               (85,000)
      Unrealized loss (gain) in marketable securities                                          (11,814)            159,831
                                                                                        --------------      --------------

                                                                                               (68,243)           (443,744)
Changes in operating assets and liabilities net of effects from the purchase/divestiture of InterUnion Asset Management Limited
      Increase in due to/from brokers and dealers, net                                     (15,762,238)          1,814,508
      Decrease (increase) in due to/from client, net                                        (1,455,276)          6,988,991
      Decrease (increase) in marketable securities                                          15,242,302          (5,871,852)
      Increase in accounts receivable and other assets                                         124,263            (452,610)
      Increase (decrease) in accounts payable and accrued liabilities                         (572,359)            633,103
      Increase (decrease) in assets and liabilities related to
        discontinued operations                                                                  ---              (287,734)
                                                                                        --------------      ---------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                         (2,490,815)          2,380,662
                                                                                        --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds on issuance of capital stock                                                133,000             270,000
      Proceeds of due to related parties                                                       771,109               ---
      Proceeds (repayment) of notes payable                                                   (103,448)          1,508,712
                                                                                        --------------      --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      800,661           1,778,712
                                                                                        --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment, net                                                   (7,438)             (2,032)
      Purchase of long-term investments, net                                                  (437,363)           (485,336)
      Cash acquired on acquisition of subsidiary                                                 ---               151,922
      Cash divested on sale of security by subsidiary                                         (195,304)              ---
      Investment in notes receivable                                                          (257,767)         (1,299,935)
                                                                                        --------------      --------------

NET CASH USED IN INVESTING ACTIVITIES                                                         (897,872)         (1,635,381)
                                                                                        --------------      --------------

NET INCREASE (DECREASE) IN CASH                                                             (2,588,026)          2,523,993

CASH AND CASH EQUIVALENTS - Beginning of Year                                                2,873,731             349,738
                                                                                        --------------      --------------

CASH AND CASH EQUIVALENTS - End of Year                                                 $      285,705      $    2,873,731
                                                                                        ==============      ==============

For supplemental disclosure information for the Consolidated Statement of Cash flows, see note 15.

              See Notes to Consolidated Financial Statements               F - 8

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998



     1.  ORGANIZATION AND BASIS OF PRESENTATION

         Description of Business: InterUnion Financial Corporation ("IUFC") and its subsidiaries (collectively the "Company") are engaged in financial services with activities in investment banking, securities brokerage, and money management.

         Principles of Consolidation: The consolidated financial statements include the accounts of IUFC and all wholly owned and majority owned subsidiaries from their respective dates of acquisition, after the elimination of all significant inter-company transactions and balances. The consolidated subsidiaries of IUFC are Bearhill Limited, Credifinance Capital Inc., Credifinance Realty Corp., Credifinance Securities Limited, I & B Inc., and Marbury Trading Corporation. Investments in affiliates, representing 20% to 50% of the ownership, are accounted for under the equity method. Under the equity method, the Company records its proportionate share of income (loss) of the affiliate (net of the amortization of the excess of the purchase price over the net assets acquired) to results of operations, with this amount either added to (deducted from) the cost of the investment. Dividends received from affiliates who are accounted for on the equity basis are deducted from the carrying value of the investment. Equity method affiliates are InterUnion Asset Management Limited and its subsidiaries; Black Investment Management Limited, Guardian Timing Services Limited, Leon Frazer, Black & Associates Limited and The Glen Ardith-Frazer Corporation. Investments in affiliates representing less than 20% ownership are accounted for under the cost method.

         Use of Estimates: The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

     2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents: Cash and cash equivalents include demand deposits with banks, money market accounts, and other short term investments with original maturities of 90 days or less. Balances of cash and cash equivalents in financial institutions may at times exceed the government-insured limits.

         Marketable Securities: The Company classifies its marketable securities into one of three categories: trading, held to maturity, or available for sale. Trading securities, which are bought and held primarily for the purpose of selling them in the near term, are recorded at fair value with gains and losses included in earnings. Held-to-maturity securities, which are securities that the Company has the ability and the intent to hold until maturity, are recorded at amortized cost and adjusted for amortization or accretion of premiums or discounts. All other investments in marketable securities not classified as either trading or held-to-maturity are classified as available-for-sale and are reported at fair value. Unrealized gains and losses on securities classified as available for sale are reported as a separate component of shareholders' equity until realized. Market values of marketable securities are based on the last day of the fiscal year. A decline in market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earning, resulting in the establishment of a new cost basis for the security.

         Security Transactions: Security transactions are recorded in accordance with industry practice in the accounts on trade date. Commission income and related expenses for transactions executed but not yet settled are accrued as of the financial statement date.

/Continued...                                                              F - 9

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998


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

         Property and Equipment: Property and equipment are stated at cost less accumulated amortization. Amortization is computed using straight line and accelerated methods over the estimated useful lives of the asset.

         Other Long Term Assets: Stock exchange seats are recorded at cost and are included in other long-term assets. Declines in market value are only recorded when there is an indication of permanent decline in value.

         Goodwill: Following purchase accounting for businesses acquired, goodwill represents the excess of the purchase price over the fair value of the net assets acquired, and is being amortized over a period of 20 years on a straight line basis. Accumulated amortization as of March 31, 1999 and 1998 was $0 and $74,240, respectively.

         Long-lived Assets: As prescribed by the Statement of Financial Accounting (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," the Company assesses the recoverability of its long-lived assets (including goodwill) by determining whether the asset balance can be recovered over the remaining depreciation or amortization period through projected undiscounted future cash flows. As of March 31, 1999, no impairment of any asset was recognized.

         Fair Value of Financial Assets: The carrying value of cash and cash equivalents, due from (to) clients, accounts receivable, accounts payable, accrued liabilities, notes receivable, notes payable and due to affiliates approximates the fair value. In addition, unless described elsewhere, the carrying value of all financial assets approximate the fair value based on terms and interest rates currently available to the Company.

         Income Recognition: Revenues are recognized once the mandate is completed. Gains and losses resulting from the issuance of shares by subsidiaries is recorded as income or loss in the year the transaction gains and losses are realized.

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

         The Company and its U.S. subsidiaries file U.S. federal and state income returns. Non-U.S. subsidiaries, which are consolidated for financial reporting, file tax returns outside the U.S., and therefore separate provisions for income taxes have been determined for these entities. Except for return of capital and selected dividends, the Company intends to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes for non-U.S. subsidiaries was required for any year presented.


/Continued...                                                             F - 10

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998


         Translation of Foreign Currencies: In accordance with SFAS No.52, "Foreign Currency Translation", the financial statements of certain subsidiaries of the Company are measured using local currency as the functional currency. Assets and liabilities have been translated at current exchange rates and related revenue and expenses have been translated at average monthly exchange rates. Gains and losses resulting from the translation of subsidiaries financial statements are included as a separate component of shareholders' equity. Any gains or losses resulting from foreign currency transactions are included in results of operations.

         Earnings per Share: Net Income (loss) per share is reported in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements of earnings issued for periods ending after December 15, 1997, for all entities with complex capital structures. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion is anti-dilutive. No reconciliation of the numerators and denominators of basic and diluted earnings per share is provided since the effect would be anti-dilutive.

         Stock Based Compensation: The Company accounts for employee stock options accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under APB No. 25, the Company applies the intrinsic value method of accounting. SFAS No. 123, "Accounting for Stock-Based Compensation", prescribes the recognition of compensation expense based on fair value of options determined on the grant date. However, SFAS No. 123 allows companies currently applying APB No. 25 to continue applying the intrinsic value method under APB No. 25. For companies that continue in applying the intrinsic value method, SFAS No. 123 mandates certain pro forma disclosures as if the fair value method had been utilized.

         Comprehensive Income: As of April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is net income plus certain items that are recorded directly to shareholders' equity bypassing net income. The adoption of this Statement had no effect on the Company's results of operations or financial position as the only item that is added to Net income
(loss) is foreign currency adjustments.

         Segmented Information: In fiscal 1999, the Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 requires that the Company discloses its operations by business segments as viewed by management: Investment Banking which includes its merchant banking activities and Investment Management. Previously reported segmented information has been restated.

         Financial Derivatives and Hedging Activities: In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was released. For fiscal years beginning after June 15, 1999, the statement requires the accounting and disclosure of gains and losses on certain financial instruments. Management does not believe that this pronouncement will have any significant effect on the Company.

         Start-up Costs: In April 1998, Statement of Position (SOP) 98-5 Accounting for Costs of Start-up Activities was issued. For fiscal years beginning after December 15, 1999, SOP requires that pre-opening costs be expensed as incurred. Management has not yet determined the impact that this pronouncement will have on the Company.

/Continued...                                                             F - 11

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997


         Other: All amounts in these financial statements are in United States dollars unless indicated with a "C" to represent Canadian dollar presentation. Certain information on the 1998 financial statements has been reclassified to conform to the 1999 presentation.

     3.  MARKETABLE SECURITIES

                                                               Original            Carrying             Market
                                                                 Cost                Value               Value
                                                           ---------------      ----------------   ----------------
         As of March 31, 1999
               Trading securities                           $    19,932,518     $    19,885,302    $     19,885,302
               Available for Sale                                     ---                 ---                 ---
               Held to maturity                                       ---                 ---                 ---
                                                            ---------------     ---------------    ----------------
               Total                                        $    19,932,518     $    19,885,302    $     19,885,302
                                                            ===============     ===============    ================
         As of March 31, 1998
               Trading securities                           $    35,335,725     $    35,169,986    $     35,169,986
               Available for Sale                                     ---                 ---                 ---
               Held to maturity                                       ---                 ---                 ---
                                                            ---------------     ---------------    ----------------
               Total                                        $    35,335,725     $    35,169,986    $     35,169,986
                                                            ===============     ===============    ================

         The majority of marketable securities are pledged as security to the due to brokers and dealers.

         For the year ending March 31,                                               1999                1998
                                                                                ---------------    ----------------
         Proceeds from securities classified as available for sale              $         ---      $          ---
         Gross realized gains (losses) from securities
           classified as available for sale                                               ---                 ---
         Gross realized gains (losses) due to change
           in classification to trading from available for sale                           ---                 ---
         Change in net unrealized gains (losses)
           on available for sale securities                                               ---                 ---
         Change in net unrealized gains (losses) on trading
           securities included in revenues                                              (11,814)           (159,831)

     4.  PROPERTY AND EQUIPMENT

                                                                                            March 31
                                                                                -----------------------------------
                                                                                      1999               1998
                                                                                ---------------    ----------------
         Computer hardware and software                                         $        82,120    $        126,595
         ITM Computer software                                                        1,924,443           1,924,443
         Furniture, fixtures and equipment                                               58,409              70,650
         Leasehold improvements                                                           1,735               1,735
                                                                                ---------------    ----------------
                  Total cost                                                          2,066,707           2,123,423
         Less: accumulated amortization                                                 866,754             692,231
                                                                                ---------------    ----------------
                                                                                $     1,199,953    $      1,425,192
                                                                                ===============    ================

         Amortization expense amounted to $200,171 and $210,462, respectively, for the years ended March 31, 1999 and 1998.


/Continued...                                                             F - 12

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998


     5.  NOTES RECEIVABLE

                                                                                             1999             1998
                                                                                        -------------     -------------
         Note receivable from Receptagen Ltd. with no minimum periodic payment, due June 30, 1999 plus interest at the rate of
           11%, loan is secured by a pledge on all assets                               $     973,315     $     616,579

         Note receivable from Receptagen Ltd. with no minimum periodic payment, no maturity and no rate of interest($292,229 + C$494,431);
           see notes payable for corresponding obligation                                     619,992           641,255

         Note receivable from the purchaser of the Company's auction subsidiary with no minimum periodic payment, due June 30,2002 plus interest at the
           rate of 5.5%; purchaser may prepay any amount with no penalty                        ---             310,851
                                                                                        -------------     -------------
         Total                                                                              1,593,503         1,568,685
         Less: current portion                                                                973,315           616,579
                                                                                        -------------     -------------
         Non-current portion                                                            $     619,992     $     952,106
                                                                                        =============     =============

         The fair value of the non-interest bearing notes receivable from Receptagen Ltd., as well as the corresponding obligation described in note 6, cannot be determined because of the unique nature of these instruments.

     6.  NOTES PAYABLE

                                                                                              1999              1998
                                                                                        ---------------   --------------
         Note payable to a related party in the amount of C$75,000 plus
           interest at the rate of 9%, due July 31, 1999                                $        52,777   $        ---
         Note payable to a related party in the amount of $695,000 plus
           interest at the rate of 11%, due July 31, 1999                                       723,436            ---
         Note payable, non-interest bearing, to the former shareholders of The
           Glen-Ardith Frazer Corporation with no minimum periodic payment,
           $662,412 and $476,857 originally due June 2, 1998 and August
           29, 2000 respectively; discounted for recording using a rate of 8%                     ---          1,139,269
         Note payable with no minimum periodic payment, originally due
           September 15, 1998 plus interest at the rate of 11%, 265,750
           common shares were issued as collateral                                                ---            616,579
         Note payable to the co developer of Receptagen Ltd.'s research with no minimum periodic payment, no maturity and no rate of interest
            ($292,229 + C$494,431); see note receivable for corresponding asset                 619,992          641,255
         Note payable, non-interest bearing, to the former shareholders of
           Leon Frazer, Black & Associates Limited with no minimum periodic payment, $414,964 and $377,205 originally due July 2, 1998
           and 1999 respectively; discounted for recording using a rate of 8%                     ---            792,169
                                                                                        ---------------   --------------
         Total                                                                                1,396,205        3,189,242
         Less: current portion                                                                  776,213        1,703,441
                                                                                        ---------------   --------------
         Long-term portion                                                              $       619,992   $    1,485,801
                                                                                        ===============   ==============



/Continued...                                                             F - 13

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998


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

         InterUnion Asset Management Limited: Effective March 1, 1998, IUFC acquired a 91.55% direct interest in all of the issued and outstanding shares of InterUnion Asset Management Limited ("IUAM") for 213,194 IUFC common shares and 106,597 share purchase warrants of valued at $852,776, assumption of debt valued at $1,197,924 and acquisition costs of $59,768. Each share purchase warrant entitles the holder to acquire an additional share of IUFC common stock at $5.00 within two years. The acquisition has been accounted for using the purchase method and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $2.07 million. This amount was recorded as goodwill in fiscal 1998 and will be amortized over 20 years. Goodwill previously recorded in fiscal 1998 has been reclassified as a component of Investment in unconsolidated affiliated, as the Company will be accounting for its interest in IUAM on the equity method.

  The net purchased price was allocated as follows:

           Working capital                                            $   19,945
           Property and equipment                                         21,085
           Excess Purchase Price Over Net Tangible Assets              2,069,438
                                                                      ----------
             Purchase price                                           $2,110,468
                                                                      ==========

         IUAM's sole asset at the time of acquisition was a Canadian money management firm, The Glen Ardith-Frazer Corporation ("GAF"), which was acquired by IUAM in September 1997. In July 1998, IUFC acquired the remaining 8.45% of IUAM, which was previously owned by LFB for 27,224 Common Shares at a value of $108,896. This amount will be amortized over the remaining period of the original excess purchase price of assets acquired.

         Black Investment Management Limited.: Effective March 31, 1998, IUFC acquired a 45% direct interest in all of the issued and outstanding shares of Black Investment Management Limited ("BIM") for cash of $202,480, 216,640 shares of IUFC common stock valued at $788,570, assumption of notes payable of $430,806 and acquisition costs of $67,151. BIM also owns 31.7% of LFB directly.

         This investment will be accounted for using the equity method. The difference between the carrying value of this investment and the underlying equity in net assets is $1.3 million, and this amount will be amortized to equity in earnings of unconsolidated affiliates over 20 years.





/Continued...                                                             F - 14

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998


         The following table summarizes, on an un-audited pro-forma basis, the combined results of the Company had the acquisition of consolidated affiliates had taken place at the beginning of fiscal 1998. Appropriate pro-forma adjustments have been made to reflect the accounting used in recording these acquisitions. This pro-forma information does not purport to be indicative of the results of operations that would have been resulted had the acquisitions been in effect for the entire periods presented, and is not intended to be a projection of future results or trends.

  Pro-forma earnings data, 12 months to March 31, 1998

      Revenue                                                        $4,057,806
      Loss from continuing operations                                  (821,212)
      Net loss                                                          (17,083)
      Loss per share                                                      (0.01)

         The following table reflects, on an audited and un-audited pro-forma basis, certain summarized financial information with regards to IUFC's equity method affiliates.

                                 LFB                              BIM
                            12 Months Ended                12 Months Ended
                      Dec 31/97        Mar 31/98      Dec 31/97        Mar 31/98
                       Audited         Unaudited       Audited         Unaudited
                      ---------        ---------      ---------        ---------
  Assets           $    250,747    $    357,134    $    816,759     $    730,269
  Liabilities           206,824         300,513         883,257          291,938
  Revenues              909,170         811,051         918,856          929,233
  Net Income             58,292          41,206          14,903           45,022

         On January 25th, 1999, the Company reorganized its investment management interest in order to have them all under one holding company, InterUnion Asset Management Limited ("IUAM"). The Company's interest at the time of the reorganization were:

                                                      Directly        Indirectly
                                                      --------        ----------
         Black Investment Management Limited            45.0%
         Guardian Timing Services Limited              100.0%
         Leon, Frazer, Black & Associates Ltd.          33.3%            14.4%
         The Glen Ardith-Frazer Corporation            100.0%

         Thereafter, IUAM issued 310,010 convertible preferred shares for C$5,000,000 to Working Ventures Canadian Fund ("WVCF"). Each of these shares is exchangeable into one common share of IUAM. Thus reducing the Company's interest to 69%. This transaction will be accounted for as of January 1, 1999.

         On March 9th, 1999, WVCF converted their convertible preferred shares in to common shares and subscribed for an additional 569,160 common shares for C$5,000,000, thereby diluting the Company's interest to 44%. This transaction will be accounted for as of March 31, 1999.

         On April 13, 1999, IUAM acquired an additional 5,978 common shares of BIM C$209,230 in cash bring their interest in BIM up to 50.5%.

         The Company is amortizing the excess purchase price paid over net tangible assets, at the rate of $263,600 per year for all acquisitions. In fiscal 1998, $37,800 was amortized against equity earnings and $30,424 as goodwill.

/Continued...                                                             F - 15

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998


         The following is summarized information from IUAM's Audited Consolidated Statements

                                                                  March 1999               March 1998
                                                                 -----------              -----------
         Current assets                                           $5,990,243              $   218,886
         Non-current assets, excluding goodwill                      354,832                   21,381
         Goodwill                                                  5,432,327                1,813,895
         Current liabilities                                         765,506                  999,661
         Non-current liabilities                                     331,652                   98,211
         Redeemable preferred stock                                        0                        0
         Minority interests                                          154,542                        0
         Revenues                                                  3,272,158                  447,913
         Expenses                                                  4,066,241                  465,171
         Income from continuing operations                          (583,594)                 (17,258)
         Net Income                                                 (430,008)                 (13,638)

     8.  CAPITAL STOCK

         On September 4,199, the shareholders voted to increase the authorized number of Common Shares to 5,000,000 from 2,500,000.

         Currently, the number of shares that the Company is authorized to issued under each class of stock is:
           1,500,000  Class A Preferred Shares, ($0.10 par value), entitled to
                      100 votes for every one share issued, annual dividends, if declared by the directors, at a rate of $0.01 per share, non-cumulative
               1,000 Class B Preferred Shares, ($0.10 par value), non-voting, annual dividends, if declared by the directors, at a rate to be determined by the directors at the first issuance of these shares, non-cumulative
               1,000 Class C Preferred Shares, ($0.10 par value), non-voting, annual dividends, if declared by the directors, at a rate to be determined by the directors at the first issuance of these shares, non-cumulative. These shares are convertible into common stock at terms determined by the directors when these shares are issued.
           5,000,000  Common shares ($0.001 par value), each share has one vote

         During fiscal 1998, the Company issued 659,287 shares of Common Stock and 106,597 Common Stock purchase warrants for investments in affiliates. The Company issued 60,000 and 15,000 shares of Common Stock upon the exercise of stock options and warrants. In addition, the Company cancelled 50,000 Common Shares that it received in reduction of the note receivable from the purchaser of Reeve, Mackay & Associates Ltd, which were acquired in the open market. Value on cancellation was based on the quoted price the day of cancellation.

         During fiscal 1999, the Company issued 35,000 shares of Common Stock and 17,500 Common Stock purchase warrants for net proceeds of $133,000 and 21,142 shares of Common Stock as per its debt assumption agreement with Receptagen Ltd at the market price at the time of the agreement. The Company issued 27,224 shares of Common Stock for investments in affiliates, 411,918 shares of common stock for the cancellation of debt in the amount of $1,494,260 and 35,000 shares of Common Stock in lieu of payment for an aggregate amount of $127,500. In addition, the Company cancelled 69,860 shares that it received in reduction of the note receivable amounting to $318,000 from the purchaser of Reeve, Mackay & Associates Ltd, which were acquired in the open market. Value on cancellation was based on the quoted price the day of cancellation.



/Continued...                                                             F - 16

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998


     9.  STOCK OPTIONS AND WARRANTS

         The Company currently issues stock options at the direction of the Board of Directors. To date, non-qualified stock options have been granted to select key employees under terms and conditions determined by the Board of Directors at the time the options are issued. Presented below is a summary of stock option plan activity:

                                                                        Wt. Avg.                                 Wt. Avg.
                                                                        Exercise            Options              Exercise
                                                        Number            Price           Exercisable              Price
                                                     -----------       -----------      ------------          -----------
         Balance, April 1,1997                           190,000       $      4.00           190,000          $      4.00
         Cancelled                                      (145,000)             4.00          (145,000)                4.00
         Granted                                         135,000              3.56           135,000                 3.56
         Exercised                                       (60,000)             3.00           (60,000)                3.00
                                                     ------------      -----------      -------------         -----------
         Balance, April 1, 1998                          120,000              4.00           120,000                 4.00
         Cancelled                                       (10,000)             4.00           (10,000)                4.00
         Granted                                         250,000              4.00           150,000                 4.00
                                                     -----------       -----------      ------------          -----------
         Balance, March 31,1999                          360,000       $      4.00           260,000          $      4.00
                                                     ===========       ===========      ============          ===========

         Options and warrants outstanding and exercisable at March 31, 1999 are as follows:

                                    Outstanding                                             Exercisable
         ---------------------------------------------------------------------      --------------------------
                                                 Wt. Avg.          Wt. Avg.                           Wt. Avg.
                                    Expiry       Remaining         Remaining                          Exercise
           Price      Number         Date          Life         Exercise Price       Number             Price
           -----      ------         ----          ----         --------------       ------             -----
         $  5.00      215,323      April 1999       *1           $   5.00             215,323        $   5.00
            4.00      106,597     February 2000     *1               4.00             106,597            4.00
            5.00       17,500      March 2000       *1               5.00              17,500            5.00
            4.00      110,000      August 2001      *2               4.00             110,000            4.00
            4.00       50,000    September 2003     *5               4.00              50,000            4.00
            4.00      200,000       May 2005        *6               4.00             100,000            4.00

* = Less than.


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

                                                                              1999              1998
                                                                              ----              ----
                  Expected life of the option                              5 - 7 years           2 years
                  Risk free interest rate                                    5.0 %             5.5 %
                  Expected volatility                                       20.0 %            20.0 %
                  Expected dividend yield                                    0.0 %             0.0 %

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

/Continued...                                                             F - 17

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998


         Had the compensation cost for the Company's stock option plan been recognized based upon the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company's income from continuing operations and earnings per share for the year ended March 31, 1999 and 1998 would have been impacted as indicated in the following table. The proforma results below reflect only the impact of the options granted. EPS is presented following SFAS No. 128.

                                                                      1999                                 1998
                                                          ---------------------------           -------------------------
                                                            Reported         Proforma            Reported        Proforma
                                                          -------------  -------------          ------------- -----------
     Income (loss)                                        $   (390,182)  $   (493,857)          $   (819,461) $  (852,806)
     Net loss                                                 (390,182)      (493,857)               (15,287)     (48,632)
     Basic EPS from continuing operations                       (0.21)          (0.27)                (0.66)        (0.69)
     Basic EPS                                                  (0.21)          (0.27)                (0.01)        (0.04)
     Diluted EPS from continuing operations                     (0.21)          (0.27)                (0.66)        (0.69)
     Diluted EPS                                                (0.21)          (0.27)                (0.01)        (0.04)

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

    12.  INCOME TAXES

         IUFC files US Federal income tax returns for its US operations and its US subsidiaries. Separate returns are filed, as locally required, for each of its foreign subsidiaries. The provision for income taxes consists of:

         Year Ended March 31,                         1999             1998
         --------------------                         ----             ----
             Domestic
                 Current                        $         ---    $          ---
                 Deferred                                 ---           (85,000)
             Foreign
                 Current                                  ---             2,136
                 Deferred                                 ---               ---
                                                -------------    --------------
         Total provision for income taxes       $         ---    $      (82,864)
                                                =============    ==============

         The total provision for income taxes differs from that amount which would be computed by applying the United States federal income tax rate to income (loss) before provision for income taxes. The reasons for these differences are as follows:



/Continued...                                                             F - 18

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998


         Year Ended March 31,                                          1999                           1998
         --------------------                              -----------------------        ----------------------
                                                              Amount            %            Amount           %
                                                           ------------       ----        -----------      -----
         Statutory income tax rate (recovery)              $   (132,700)       (34)       $  (300,000)       (34)
         Foreign taxes payable                                    ---            0              2,136          0
         Gain on issuance of security by subsidiary             165,000         42              ---            0
         Use of losses carried forward                         (165,000)       (42)             ---            0
         Effect of non taxable gain on
           disposition of subsidiary                                ---          0            275,000         31
         Non-deductible items                                    30,000          8             17,500          2
         Other, including valuation
           allowance adjustment                                 102,700         26            (77,500)        (9)
                                                           ------------     ------        -----------      -----
         Net taxes (recovery) and effective rate           $      ---            0        $   (82,864)       (10)
                                                           ============     ======        ===========      =====-

         The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry-forwards. Temporary differences and carry-forwards, which give rise to, deferred tax assets and liabilities are as follows:

                                                          March 31, 1999                     March 31, 1998
                                                  ------------------------------     ------------------------------
                                                  Component        Tax Effect        Component         Tax Effect
                                                  ------------     -------------     ------------      ------------
         Net operating losses - domestic          $    376,000     $     150,000     $    310,000      $     45,000
         Unrealized gains - domestic                       ---               ---           (6,000)             (900)
         Less valuation allowance                     (376,000)         (150,000)        (304,000)          (44,100)
                                                  ------------     -------------     ------------      ------------
           Net deferred asset                     $        ---     $         ---     $        ---      $        ---
                                                  ============     =============     ============      ============

         Net operating losses - foreign           $    336,000     $     134,000     $    363,000      $    145,000
         Less valuation allowance                     (336,000)         (134,000)        (363,000)         (145,000)
                                                  ------------     -------------     ------------      ------------
           Net deferred asset                     $        ---     $         ---     $        ---      $        ---
                                                  ============     =============     ============      ============

         At March 31, 1999, the Company had cumulative net operating loss carry-forwards of approximately $376,000 and $336,000 in the United States and Canada, respectively. These amounts will expire in various years through 2014. In addition, the Company has capital loss carry-forward of approximately $700,000 for tax purposes. The related deferred tax asset has been completely offset by a valuation allowance. This amount will expire in various years beginning in 2001. The Company has no significant deferred tax liabilities

    13.  RELATED PARTY TRANSACTIONS

         Directors, officers or employees of the Company may also be officers of and serve on the board of directors of companies in which IUFC or its subsidiaries have invested. This is considered to be in the normal course of IUFC's business.

         During the period ending March 31, 1999, the Company paid an entity owned by one a director and officer of IUAM approximately $33,145 directly and $132,582 by IUAM. This same entity received $186,765 the year before. The Company received $64,950 and $135,000, from the same entity for advisory services for the period ending March 31, 1999 and 1998, respectively.

/Continued...                                                             F - 19

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998


         During the period ending March 31, 1998, the Company paid an entity related common ownership approximately $300,000 for advisory fees.

         The Company paid an entity related by common ownership approximately $26,500 and $35,000, during fiscal 1999 and 1998 respectively, which has been included as rent expense. In turn, this related company has paid an unrelated entity $26,500 and $40,000 as rent for these same premises.

    14.  COMMITMENTS AND CONTINGENCIES

         The Company leases office space under a number of operating leases expiring at various dates through to January 2002. The Company also has a number of commitments with regards to information suppliers that expire at various dates through to January 2001. The total minimum annual rentals, exclusive of additional operating costs, under the leases for the company's premises and information systems in each of the next five fiscal years are approximately:

                                    2000         $    90,000
                                    2001              60,000
                                    2002              50,000
                                    2003               ---
                                    2004               ---

         Payments under the above mentioned leases that have been charged to operations for the periods ending March 31, 1999 and 1998 amount to $246,597 and $352,666, respectively.

         From time to time the Company is exposed to claims and legal actions in the normal course of business, some of which are initiated by the Company. At March 31, 1999, management believes that any such outstanding issues will be resolved without significantly impairing the financial condition of the Company.


    15.  SUPPLEMENTAL CASH FLOW DISCLOSURE

         The following is additional information regarding the Consolidated Statement of Cash Flows:

         Supplemental disclosure of cash flow information:

                                                                                             1999               1998
                                                                                        ---------------    --------------

           Cash paid during the period for interest                                     $       111,887    $       76,627
           Cash paid during the period for income taxes                                           ---              11,231

         Supplemental disclosure of non-cash financing and investing:

           Stock issued for long-term investments                                               108,868         3,002,986
           Notes payable assumed in acquisitions                                                  ---             430,896
           Liabilities paid by issuing common stock                                           1,622,172             ---
           Common stock cancelled                                                               317,712           268,750



/Continued...                                                             F - 20

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998


    16.  SEGMENTED INFORMATION

         The following tables summaries the revenues, operating profits (losses) from continuing operations and identifiable assets by geographical area.

                                                                                            Adjustments
                                                             United                              &
                                             Canada          States            Other        Elimination      Consolidated
                                       ---------------    ------------   -------------   ----------------  --------------

         For the year ended and as of March 31, 1999
         Revenue from
           unaffiliated customers      $     1,011,995    $    357,468   $      94,421   $         ---     $    1,463,884
         Revenue from
           inter-segments                      119,494          42,179           ---            (161,673)             ---
                                       ---------------    ------------   -------------   ----------------  --------------
         Total revenue                       1,131,489         399,647          94,421          (161,673)       1,463,884
                                       ===============    ============   =============   ===============   ==============
         Depreciation
         & Amortization                          6,997             730         192,444             ---            200,171
                                       ===============    ============   =============   ===============   ==============
         Operating profit                      256,182         (67,410)       (197,343)            ---             (8,571)
                                       ===============    ============   =============   ===============
         General corporate
           expenses                                                                                               135,000
         Interest expenses, net                                                                                   246,611
         Income from continuing
           Operations before provision
            for income taxes                                                                                     (390,182)
                                                                                                           ==============
         Identifiable assets                 6,506,729         751,718      22,189,739             ---         29,448,186
                                       ===============    ============   =============   ===============   ==============

         For the year ended and as of March 31, 1998
         Revenue from
           unaffiliated customers      $     3,343,052    $   (262,065)  $      34,420   $         ---     $    3,115,407
         Revenue from
           inter-segments                      312,745          50,000           ---            (362,745)           ---
                                       ---------------    ------------   -------------   ----------------  --------------
         Total revenue                       3,655,797         212,065          34,420             ---          3,115,407
                                       ===============    ============   =============   ===============   ==============
         Depreciation
           & Amortization                       47,450             992         192,444             ---            240,886
                                       ===============    ============   =============   ===============   ==============
         Operating profit                      198,085        (693,742)       (248,309)            ---           (743,966)
                                       ===============    ============   =============   ===============
         General corporate
           expenses                                                                                               175,000
         Interest expenses, net                                                                                   (24,951)
                                                                                                           ==============
         Income from continuing
           Operations before provision
            for income taxes                                                                                     (894,015)
                                                                                                           ==============
         Identifiable assets                 9,102,875       1,679,781      37,961,076             ---         48,743,732
                                       ===============    ============   =============   ===============   ==============




/Continued...                                                             F - 21

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998


         The following tables summaries the revenues, operating profits (losses) from continuing operations and identifiable assets by business segments for fiscal 1998. For fiscal 1999, the Company did not have any activities outside the investment banking segment with the exception of its interest in IUAM. Such interest is accounted for on the equity basis.

                                                                                            Adjustments
                                                           Investment       Investment           &
                                                             Banking        Management      Elimination      Consolidated
                                                        --------------   -------------   ----------------  --------------

         For the year ended and as of March 31, 1998
         Revenue from
           unaffiliated customers                       $    2,726,695   $     388,712   $         ---     $    3,115,407
         Revenue from
           inter-segments                                       79,600           ---             (79,600)             ---
                                                        --------------   -------------   ----------------  --------------
         Total revenue                                       2,806,295          94,421           (79,600)       3,115,407
                                                        ==============   =============   ===============   ==============
         Depreciation
         & Amortization                                         18,034         222,852             ---            240,886
                                                        ==============   =============   ===============   ==============
         Operating profit                                     (499,051)       (244,915)            ---           (743,966)
                                                        ==============   =============   ===============
         General corporate
           expenses                                                                                               175,000
         Interest expenses, net                                                                                   (24,951)
                                                                                                           --------------
         Income from continuing
           Operations before provision
            for income taxes                                                                                     (894,015)
                                                                                                           ==============
         Identifiable assets                                46,275,406       2,468,326             ---         48,743,732
                                                        ==============   =============   ===============   ==============

         For the fiscal year ended March 31, 1999, the Company had two customers that generated over 10% of revenues. The first customer represented 38.9%, while the second represented 11.4%. There were no customers that represented in excess of 10% for the fiscal year ended March 31, 1998.