Form 10QSB
period 1999-06-30
INTERUNION FINANCIAL CORP
filed 1999-08-13
CIK 924805

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)


/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly  period ended June 30, 1999.
/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                        For the transition period from __________ to ___________ Commission file number _________________________________

                        INTERUNION FINANCIAL CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

Delaware                                                              52-2002396
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


249 Royal Palm Way, Suite 301 H, Palm Beach, Fl.                           33480
------------------------------------------------     ---------------------------
(Address of principal executive offices)                              (Zip Code)


(561) 820-0084                                                    (561) 655-0146
---------------------------                         ----------------------------
(Issuer's telephone number)                         (Issuer's telecopier number)



    ________________________________________________________________________
                 (Former name, former address and former fiscal
                      year, if changed since last report)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
$0.001 Par Value Common Shares - 2,114,475 as of June 30, 1999

Transitional Small Business Disclosure Format (Check One)  Yes / /  No  /x/

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       INTERUNION  FINANCIAL CORPORATION
           UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999


                                                                 3 Months Ended           12 Months Ended
                                                              Jun-99       Jun-98       Mar-99       Mar-98
REVENUES                                                        581060      274,012    1,348,466    2,642,958
  Investment Banking                                                 0      291,444            0      370,871
  Investment Management**                                       35,643       38,888      115,418      101,578
  Interest Income                                           ----------   ----------   ----------   ----------
                                                               616,703      604,344    1,463,884    3,115,407
EXPENSES                                                       260,316      618,773    1,504,959    3,674,548
  Selling, General & Administration                             64,406       81,705      200,171      240,886
  Amortization & Depreciation                                 (100,401)      25,940     (104,493)      17,361
  Foreign Exchange Loss (Gain)                                  24,417       71,948      246,611       76,627
  Interest Expense                                          ----------   ----------   ----------   ----------
                                                               248,738      798,366    1,847,248    4,009,422
PROFIT (LOSS) FROM CONTINUING OPERATIONS
  - before income taxes                                        367,965     (194,022)    (383,364)    (894,015)

GAIN ON SALE ON ISSUANCE OF SECURITY BY SUBSIDIARY                   0            0      486,099            0

EQUITY IN NET EARNINGS (LOSSES) OF UNCONSOLIDATED**           (147,513)      11,582     (492,917)      (8,310)

PROVISION FOR INCOME TAXES (RECOVERABLE)                             0       (2,548)           0       82,864

PROFIT (LOSS) FROM CONTINUOUS OPERATIONS                       220,452     (179,892)    (390,182)    (819,461)

GAIN(LOSS) FROM DISCONTINUED OPERATIONS                              0            0            0          691
---------------------------------------                              0            0            0      803,483
GAIN (LOSS) ON DISPOSAL OF DISCONTINUED ASSETS
NET PROFIT (LOSS) FOR THE PERIOD                               220,452     (179,892)    (390,182)     (15,287)

FOREIGN EXCHANGE TRANSLATION EFFECT                             (7,526)     (42,785)     (13,912)       4,146

RETAINED EARNINGS (DEFICIT) BEGINNING OF PERIOD             (1,982,713)  (1,578,619)  (1,578,619)  (1,567,478)

RETAINED EARNINGS (DEFICIT) END OF PERIOD                   (1,769,787)  (1,801,296)  (1,982,713)  (1,578.619)

FINANCIAL OVERVIEW
  Common Shares Outstanding                                  2,114,425    1,673,803    2,114,425    1,654,001
  Weighted Average Shares Outstanding - Basic                1,855,386    1,665,693    1,855,386    1,232,100
  EPS - From Continuing Operations (Basic)                       0.118        (0.11)       (0.21)       (0.66)
  EPS - From Discontinuing Operations (Basic)                     0.00         0.00          N/A         0.65
  EPS                                                            0.118        (0.11)       (0.21)       (0.66)
  Weighted Average Common Shares Outstanding - Diluted       2,754,608    2,403,411    2,754,608    1,671,568
  Weighted Average Preferred Shares Outstanding - Diluted      150,000      150,000      150,000      150,000
  EPS - From Continuing Operations (FD)                           0.08        (0.11)       (0.21)       (0.66)

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEET


                                                            As of                          As of
                                                 June 30, 1999  June 30, 1998  March 31, 1999  March 31, 1998
CURRENT ASSETS
  Cash and cash equivalents                           197,143        635,172         285,706       2,873,731
  Marketable securities                               111,102        176,944      19,885,302      35,169,986
  Due from brokers and dealers                      2,373,535        348,890               0           2,012
  Due from clients                                    377,700        997,031          93,183         715,871
  Accounts receivable                                 741,451        962,236         690,374         882,491
  Refundable income tax                                 5,448          6,467           5,046           7,789
  Prepaid expenses and other current items             48,770         51,655          25,772          56,733
  Notes receivable                                  1,001,592        633,646         973,315         616,579

  Total Current Assets                              4,856,741      3,812,041      21,958,698      40,325,192

NON-CURRENT ASSETS
Property & equipment, net                           1,148,278      1,371,370       1,199,953
  Notes receivable, non-current portion               630,117        790,597         619,992       1,425,192
  Other long-term assets                               75,173         84,710          77,651         952,106
  Investment in unconsolidated affiliates           5,745,201      3,887,687       5,591,892          84,710
  Goodwill, net                                             0      2,084,782               0       3,488,322
  Discontinued assets                                       0              0               0       2,468,210

Total Non-Current Assets                            7,598,769      8,219,146       7,489,488       8,418,540

    Total Assets                                   12,445,510     12,031,187      29,448,186      48,743,732

CURRENT LIABILITIES
  Due to brokers and dealers                                0              0      18,899,072      34,663,322
  Due to clients                                    2,618,752      1,248,476         979,783       3,057,747
  Accounts payable and accrued liabilities            285,236        373,205         253,476       1,063,956
  Due to affiliates                                   733,206              0         776,213               0
  Notes payable, current portion                       55,623      1,988,793               0       1,703,441
  Bank loan                                                 0        705,022               0               0

  Total Current Liabilities                         3,692,817      4,315,496      20,908,544      40,488,466

Due to related parties                                      0        500,000               0               0
Other liabilities                                           0         73,057               0          77,033
Notes payable, long-term portion                      630,117        624,821         619,992       1,485,801
Discontinued liabilities                                    0              0               0               0
Deferred income tax liability                               0              0               0               0

  Total Liabilities                                 4,322,934      5,513,374      21,528,536      42,051,300

SHAREHOLDERS' EQUITY
  Capital stock and additional paid-in capital      9,902,363      8,319,109       9,902,363       8,271,051
  Accumulated comprehensive income                          0        (47,836)              0               0
  Cumulative translation adjustment                   (26,489)             0         (18,963)         (5,051)
Retained earnings (Deficit)                        (1,743,298)    (1,753,460)     (1,963,750)     (1,573,568)

Total Shareholders' Equity                          8,132,576      6,517,813       7,919,650       6,692,432

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY           12,455,510     12,031,187      29,448,186      48,743,732

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                       FOR THE PERIOD ENDED JUNE 30, 1999




                                                                        3 Months Ended                12 Months Ended
                                                                 June 30, 1999  June 30, 1998  March 31, 1999  March 31, 1998
Class A Preferred Stock, $0.10 par value                              150,000        150,000         150,000         150,000
  Authorized - 1,500 shares
  Issued and outstanding - 1,500,000
Class B Preferred stock, $0.10 par value                                    0              0               0               0
  Authorized - 1,000,000 shares
  Issued and outstanding - None
Class C Preferred Stock, $0.10 par value                                    0              0               0               0
  Authorized - 1,000 shares
  Issued and outstanding - None
Common Stock, $0.01 par value
  Authorized-5,000,000 in 1999, 2,500,000 in 1998
  Issued and outstanding - 2,114, 425 in 1999, 1,654,001 in 1998        2,114          1,674           2,114           1,654
Additional paid-in-capital                                          9,750,249      8,167,435       9,750,249       8,119,397


Accumulated Comprehensive Income                                                     (47,836)

CUMULATIVE TRANSLATION ADJUSTMENT                                     (26,489)             0         (18,963)         (5,051)

ACCUMULATED DEFICIT                                                (1,743,298)    (1,753,460)     (1,963,750)     (1,573,568)

Total Shareholders' Equity                                          8,132,576      6,517,813       7,919,650       6,692,432



     See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                    3 Months Ended                12 Months Ended
                                                             June 30, 1999  June 30, 1998  March 31, 1999  March 31, 1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                 220,452       (179,892)       (390,182)        (15,287)
  Adjustment to reconcile net profit (loss) to net                      0              0               0               0
  Cash provided by (used in) operating activities                       0              0               0               0
  Depreciation and amortization                                    64,406         81,705         200,171         240,886
  Loss on equity investments                                      147,513              0         492,917               0
  Gain on sale of securities by subsidiary                              0              0        (486,099)              0
  Gain on disposal of discontinued operations                           0              0               0        (804,174)
  Non cash compensation                                                 0              0          87,500          60,000
  Non cash expenses                                                     0              0          40,000               0
  Deferred income taxes                                                 0              0               0         (85,000)
  Unrealized loss (gain) in marketable securities                (100,401)        27,817         (11,814)        159,831

                                                                  331,970        (70,370)        (67,507)       (443,644)

Changes in operating assets and liabilities net of effects
from the purchase /divestiture of InterUnion Asset
    Management Limited                                                  0              0               0               0
  Increase in due to/from brokers and dealers, net            (21,272,607)   (35,010,200)    (15,762,238)      1,814,508
  Decrease (increase) in due to/from client, net                1,354,451     (2,090,431)     (1,455,276)      6,988,991
  Decrease (increase) in marketable securities                 19,774,200     35,063,538      15,242,302      (5,871,852)
  Increase in accounts receivable and other assets                (74,478)        73,345         124,263        (452,610)
  Increase (decrease) in accounts payable and accruals             31,760       (690,751)       (572,359)        633,103
  Increase (decrease) in assets and liabilities related to                                                      (287,734)
    Discontinued operations                                             0              0               0               0

NET CASH PROVIDED BY (USED IN) OPEARATING ACTIVITIES              145,296     (2,724,869)     (2,490,815)      2,380,662

CASH FLOW FROM FINANCING ACTIVITIES
  Net proceeds on issuance of capital stock                             0        133,000         133,000         270,000
  Increase (decrease) in due to related parties                   (43,007)       500,000         771,109               0
  Proceeds (repayment) of notes payable                            17,221       (705,022)       (103,448)      1,508,712
  Proceeds (repayment) of bank loan                                     0        705,022               0               0

NET CASH PROVIDED BY FINANCING ACTIVITIES                         (25,786)       663,000         800,661       1,778,712

CASH FLOW FROM FINANCING ACTIVITIES
  Purchase of property and equipment, net                                              0          (7,438)         (2,032)
  Purchase of long-term investment, net                          (200,014)             0        (437,363)       (485,336)
  Cash acquired on acquisition of subsidiary                            0              0                         151,922
  Cash divested on sale of security by subsidiary                       0              0        (195,304)
  Investment in notes receivable                                        0              0        (257,767)     (1,299,935)

NET CASH USED IN INVESTING ACTIVITIES                            (200,014)             0        (897,872)     (1,635,381)

NET INCREASE (DECREASE) IN CASH                                   (80,504)    (2,091,869)     (2,588,026)      2,523,993

CASH AND CASH EQUIVALENTS - BEG. OF  PERIOD                       285,705      2,873,731       2,873,731         349,738

CASH AND CASH EQUIVALENTS - END OF  PERIOD                        197,143        635,172         285,705       2,873,731



     See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE * QUARTER ENDED JUNE 30, 99  *


1. Interim information is unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of interim results have been included in accordance with Generally Accepted Accounting Principals. All adjustments are of a normal recurring nature unless specified in a separate note included in these Notes to Unaudited Consolidated Financial Statements. The results for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended March 31, 1999, included in its Form 10-KSB for the year ended March 31, 1999.

2. Earning per share is computed using the weighted average number of common shares outstanding during the period. Loss per share is computed using the weighted average number of common shares outstanding during the period.

3. As of April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is net income plus certain items that are recorded directly to shareholders' equity bypassing net income. The only such item currently applicable to the Company is foreign currency translation adjustments.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

(1) Overview

InterUnion Financial Corporation ("IUFC" or "Inter Union "), was incorporated on February 7, 1994. InterUnion's strategy is to acquire, when possible, a majority interest in financial services business, using cash and issuance of its own Common Stock, which subsequently, can be reduced to a minority interest or sold. InterUnion and its subsidiaries, (collectively, the "Company"), also provides bridge financing or takes temporary equity positions as part of its merchant banking activities.

In 1999, the Company has realigned its interest in the Canadian side of its investment management business, in order to facilitate InterUnion Asset Management Ltd growth strategy. Upon this realignment, IUAM issued 878,170 Common Shares for gross proceeds of C$10million from Working Venture Canadian Fund ("WVCF"). The effect of this transaction was to reduce the Company's interest in IUAM to 44% from 100%. During the first quarter, IUAM informed its shareholders that its wholly owned subsidiary, AILIS, contrary to earlier plans, was not going to create a family of funds to be distributed by WVCF.

Since the Company's interest in IUAM is 44% and it has three of seven seats on the board of directors, IUAM is accounted for on the equity method and is considered as part of the Company's merchant banking activities.

Selected financial data from InterUnion's fiscal statements is (figures in 000's except per share data):



                             3  mos. Ended    3 mos. ended    3  mos.ended
                               June 99*         June 98         June 97
Working Capital                      1,164           (503)           2,146
Cash Flow                              332            (70)             242
Total Assets                        12,456         12,031           10,063
Shareholders' Equity                 8,132          6,518            5,617


Common Share #                   2,114,425      1,673,803        1,255,250
Book Value Per share                  3.84           3.89             4.48


(2)  NET REVENUES

Until the end of fiscal 1999, the Company has dedicated without compensation the majority of its human and financial resources to IUAM in order to allow that subsidiary to obtain financing. In the current quarter, the Company has been able to generate fees as it could dedicate its resources towards its investment banking business.

During the first three months of fiscal 2000, InterUnion reported consolidated revenues of $616,703 versus $604,344 in the first three months of fiscal 1999, an increase of 2.05%. Investment management revenues were affected by a $147,513 loss in net earnings in unconsolidated affiliate, IUAM. IUAM revenues for the quarter have been $1,179,445 versus $1,163,320 in the same period in 1998. IUAM's net earnings for the quarter have been recorded in the books of InterUnion on the equity method basis. (44%). IUAM's net loss for the quarter amounted to $335,256 versus $149,411. IUAM investment management revenues have been affected by increased spending related to a larger payroll and the AILIS business. Investment banking revenues increased to $581,060 from $274,012 during the same period in the previous year.

(3)  EXPENSES

During the first three months, the Company reduced its expenses by 68.84% to $248,738 from $798,336. The decrease is attributable to reduction of the Company's direct costs related to IUAM as well as a foreign exchange gain of $100,401.

(4) NET INCOME

Net profit from operations (basic) for the three months ending June 30, 1999 was $220,452 or $0.118 per share versus a loss of $179,892 or $0.11 per share during the same period in fiscal 1999. The increase is due to drastic reduction in fixed costs, direct costs associated with the management of IUAM as well as with increased investment banking activity. The Company net income however, will continue to be affected by the losses incurred by its 44% owned subsidiary IUAM and certain amortization costs associated with the investment management business.

The basis weighted average number of Common Shares (diluted) outstanding for the three months ending June30, 1999 is 2,754,608 versus 2,403,411 the previous year. The increase is due to the issuance of shares in the form of Regulation "S" financing in order to meet obligations resulting from the purchase of investment managers, their realignment and the expenses associated with the sale of 56% of the Company's interest in IUAM.

(5)  LIQUIDITY AND CAPITAL RESOURCES

In order to meet its growth plans and fund any operating cash requirements, the Company's policy is to issue additional capital stock, when possible. To date the Company has done this either through the issuance of common stock under Regulation "D" or Regulation "S". The following are details of these private placements during the previous three fiscal years.



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

In addition, there is no significant income or loss that has risen from the Company's continuing operations that has not been analyzed or specified above. In addition, there has not been any material change in any line item that is presented on the financial statements that has not been discussed above.

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

Management has compiled a list of both internally and externally supplied information systems that utilize imbedded date codes which could experience operational difficulties in the year 2000. The Company uses third party applications or suppliers for all high level systems and reporting. These systems will either be upgraded and tested to be in compliance for the year 2000 or the Company will take necessary steps to replace the supplier. Management is testing new systems for which it is responsible. It is the Company's objective to be year 2000 compliant for all systems by the end of fiscal 1999, however, no assurances can be given. The Company believes that it has provisioned sufficient amounts to cover future expenditures.

In the opinion of management the financial statements for the period ending June 30, 1999, accurately reflect the operation of the Company of its subsidiaries. The Company has taken every reasonable step to ensure itself that its quarterly financial statements do not represent a distorted picture to anyone having a business reason to review such statements and who have also reviewed its previous audited annual financial statements for the year ended March 31, 1999.

Forward looking statements included in Management's Analysis and Discussion reflects management's best judgment based on known factors and involves risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Forward-looking information is provided by InterUnion pursuant to the safe harbor established by recent securities and should be evaluated in the context of these factors.


                          PART 11 - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings nor is its property the subject of a pending legal proceeding for which the claims, exclusive of interest and costs, exceed 10% of the current assets of the Company on a consolidated basis.

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

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27  Financial Data Schedule (for SEC use only).


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                InterUnion Financial Corporation
                                                --------------------------------



Date  __August 12, 99________________________   /s/ Georges Benarroch, Director
                                                -------------------------------
                                                        (Signature)*



Date  __August 12, 1999_______________________  /s/ Robert Crosbie, Director
                                                -------------------------------
                                                        (Signature)*


* Print the name of each signing officer under his signature.