Form 10QSB
period 1999-09-30
INTERUNION FINANCIAL CORP
filed 1999-11-12
CIK 924805

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the quarterly period ended ___September 30,1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares - 2,114,425 as of September 30,1999.

Transitional Small Business Disclosure Format (Check One)  Yes [ ]   No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        INTERUNION FINANCIAL CORPORATION
           UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1999

                                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                --------------------------        ------------------------
                                                                30-Sep-99        30-Sep-98        30-Sep-99     30-Sep-98
                                                                ----------       ---------        ---------     ----------
      REVENUE
            Investment Banking ............................        296,177          (8,523)        877,237         265,489
            Investment Management .........................              0         448,544               0         739,988
            Interest Income ...............................         33,338          20,939          68,981          59,827
                                                                ----------        --------         -------      ----------
                                                                   329,515         460,960         946,218       1,065,304
                                                                ----------        --------         -------      ----------
      EXPENSES
            Selling, General & Administration .............        268,159         707,193         528,475       1,325,966
            Amortization & Depreciation ...................         36,443          56,694         100,849         138,399
            Foreign Exchange Loss (Gain) ..................         92,758         (88,737)         (7,643)        (62,797)
            Interest Expense ..............................         24,812          43,815          49,229         115,763
                                                                ----------        --------         -------      ----------
                                                                   422,172         718,965         670,910       1,517,331
                                                                ----------        --------         -------      ----------

      P & (LOSS) FROM CONTIN. OPERATIONS BEF.I/ TAX .......        (92,657)       (258,005)        275,308        (452,027)

      GAIN ON SALE ON ISSUANCE OF SECURITY BY SUBS ........              0               0               0               0

      EQUITY IN NET EARN (LOSS) OF UNCONSOL. AFFILIATES ...        (58,605)              0        (206,118)              0

      EQUITY IN NET EARN (LOSS) OF CONSOL. AFFILIATES .....              0         (36,577)              0         (24,995)

      PROVISION FOR INCOME TAXES (RECOVERABLE) ............              0          (2,548)              0               0

      PROFIT (LOSS) FROM CONTINUOUS OPERATIONS ............       (151,262)       (297,130)         69,190        (477,022)

      GAIN (LOSS) FROM DISCONTINUED OPERATIONS ............              0               0               0               0

      GAIN (LOSS) ON DISPOSAL OF DISCONTINUED ASSETS ......              0               0               0               0

      NET PROFIT (LOSS) FOR THE PERIOD ....................       (151,262)       (297,130)         69,190        (477,022)

      FOREIGN EXCHANGE TRANSLATION EFFECT .................          7,526        (155,458)        (18,963)       (198,243)

      RETAINED EARNINGS (DEFICIT) Beg. Of period ..........     (1,769,787)     (1,801,296)     (1,963,750)     (1,578,619)

      RETAINED EARNINGS (DEFICIT) - END OF PERIOD .........     (1,913,523)     (2,253,884)     (1,913,523)     (2,253,884)

      FINANCIAL OVERVIEW
            Common Shares Outstanding .....................      2,114,425       1,935,945       2,114,425       1,935,945
            Weighted Average Shares Outstanding - Basic ...      1,855,386       1,770,466       1,855,386       1,766,456
            EPS - From Continuing Operations (Basic) ......         (0.082)         (0.168)          0.037          (0.270)
            EPS - From Discontinuing Operations (Basic) ...           0.00            0.00            0.00            0.00
            EPS ...........................................         (0.072)         (0.153)          0.033          (0.246)
            Weighted Average Common Shares Outstanding - ..                                                      2,592,637
            Diluted .......................................      2,754,608       2,683,795       2,754,608
            Weighted Average Preferred Shares Outstanding -        150,000         150,000         150,000         150,000
            Diluted
            EPS - From Continuing Operations (FD) .........         (0.082)         (0.168)          0.025          (0.270)

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                                                   As at September 30                  As at March 31
                                                              ---------------------------       ---------------------------
                                                                 1999              1998            1999             1998
                                                              ----------       ----------       ----------     ------------
      CURRENT ASSETS:
            Cash and cash equivalent ...................         231,924          338,877          285,706        2,873,731
            Marketable Securities ......................          93,554          180,412       19,885,302       35,169,986
            Due from brokers and dealers ...............       2,700,647          587,548                0            2,012
            Due from Clients ...........................         279,988          153,223           93,183          715,871
            Accounts Receivable ........................         715,861          535,942          690,374          882,491
            Refundable Income Taxes ....................               0                0            5,046            7,789
            Prepaid expenses and other current assets ..          40,042          121,318           25,772           56,733
            Notes receivable ...........................       1,057,433          415,456          973,315          616,579

            Total Current Assets .......................       5,119,449        2,332,776       21,958,698       40,325,192

      NON-CURRENT ASSETS:
            Property & equipment, net ..................       1,076,802        1,315,568        1,199,953        1,425,192
            Notes receivable, non-current portion ......         628,577          778,942          619,992          952,106
            Other long-term assets .....................         156,630           84,710           77,651           84,710
            Investment in unconsolidated affiliates ....       5,625,295        4,156,363        5,591,892        3,488,322
            Goodwill, net ..............................               0        1,999,918                0        2,468,210
            Discontinued Assets ........................               0                0                0                0

            Total non-current assets ...................       7,487,304        8,335,501        7,489,488        8,418,540

                 TOTAL ASSETS ..........................      12,606,753       10,668,277       29,448,186       48,743,732
                                                             ===========      ===========      ===========      ===========

            LIABILITIES

      CURRENT LIABILITIES:
            Due to brokers and dealers .................               0          145,225       18,899,072       34,663,322
            Due to Clients .............................       2,854,918          595,547          979,783        3,057,747
            Accounts payable and accrued liabilities ...         244,397          219,489          253,476        1,063,956
            Due to affiliates ..........................         833,386                0          776,213                0
            Notes Payable, current portion .............          56,635          731,548                0        1,703,441
            Bank Loan ..................................               0          656,313                0                0

                 Total Current  liabilities ............       3,989,336        2,348,122       20,908,544       40,488,466

      Due to Related Parties ...........................               0          522,566                0                0
      OTHER LIABILITIES ................................               0           68,852                0           77,033
      NOTES PAYABLE, Long-term Portion .................         628,577          614,944          619,992        1,485,801
      Discontinued Liabilities .........................               0                0                0                0
      Deferred Income Tax Liability ....................               0                0                0                0

                 Total Liabilities .....................       4,617,913        3,554,484       21,528,536       42,051,300

      SHAREHOLDERS' EQUITY

            Capital Stock and additional paid-in-capital       9,902,363        9,367,677        9,902,363        8,271,051
            Accumulated Comprehensive Income ...........               0         (203,294)               0                0
            Cumulative Translation Adjustment ..........         (18,963)               0          (18,963)          (5,051)
            Retained Earnings (Deficit) ................      (1,894,560)      (2,050,590)      (1,963,750)      (1,573,568)

            Total Shareholders' Equity .................       7,988,840        7,113,793        7,919,650        6,692,432

            TOTAL LIABILITIES & SHAREHOLDERS' EQUITY ...      12,606,753       10,668,277       29,448,186       48,743,732
                                                             ===========      ===========      ===========      ===========

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEET


                                                                As at September 30,                   As at March 31
                                                             --------------------------       ----------------------------
                                                             30-Sep-99        30-Sep-98        31-Mar-99        31-Mar-98
                                                             ----------       ---------       ----------       -----------
SHAREHOLDERS' EQUITY

Class A Preferred Stock, $0.10 par value .............         150,000          150,000          150,000          150,000
     Authorized - 1,500,000 shares
     Issued and outstanding - 1,500,000
Class B Preferred stock, $0.10 par value
     Authorized - 1,000,000 shares
     Issued and outstanding - None
Class C Preferred Stock, $0.10 par value
     Authorized  - 1,000 shares
     Issued and outstanding - None
Common Stock, $0.001 par value
     Authorized - 5,000,000 in 1999, 2,500,000 in 1998
     Issued and outstanding - 2114, 425 in 1999, .....           2,114            1,936            2,114            1,654
1,654,001 in 1998
Additional paid-in-capital ...........................       9,750,249        9,215,741        9,750,249        8,119,397

      Accumulated Comprehensive Income ...............               0         (203,294)               0                0

      CUMULATIVE TRANSLATION ADJUSTMENT ..............         (18,963)               0          (18,963)          (5,051)

      ACCUMULATED DEFICIT ............................      (1,894,560)      (2,050,590)      (1,963,750)      (1,573,568)

       TOTAL SHAREHOLDERS' EQUITY ....................       7,988,840        7,113,793        7,919,650        6,692,432
                                                           ===========      ===========      ===========      ===========

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....      12,606,753       10,668,277       29,448,186       48,743,732
                                                           ===========      ===========      ===========      ===========




      See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                              FOR THE PERIOD ENDED


                                                                        6 Months to                      12 Months to
                                                               ----------------------------      ---------------------------
                                                                30-Sep-99        30-Sep-98        31-Mar-99       31-Mar-98
                                                               -----------      -----------      -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss) ........................................          69,190         (477,022)        (390,182)        (15,287)
      Adjustment to reconcile net profit (loss) to net
      cash provided by (used in ) operating activities
      Depreciation and amortization ......................         100,849          138,399          200,171         240,886
      Loss on equity investments .........................         206,118                0          492,917               0
      Gain on sale of securities by subsidiary ...........               0                0         (486,099)              0
      Gain on disposal of discontinued operations ........               0                0                0        (804,174)
      Non cash compensation ..............................               0                0           87,500          60,000
      Non cash expenses ..................................               0                0           40,000               0
      Deferred income taxes ..............................               0                0                0         (85,000)
      Unrealized loss (gain) in marketable securities ....          (7,643)         (11,813)         (11,814)        159,831
                                                               -----------      -----------      -----------      ----------

                                                                   368,514         (350,436)         (68,243)       (443,744)
Changes in operating assets and liabilities net of effects
      from the purchase/divestiture of IUAM Limited
      Decrease (Increase) in due to/from brokers and
      dealers, net........................................     (21,599,719)     (35,103,633)     (15,762,238)      1,814,508
      Decrease (increase) in due to/from client, net .....       1,688,330       (2,060,496)      (1,455,276)      6,988,991
      Decrease (increase) in marketable securities .......      19,791,748       35,128,577       15,242,302      (5,871,852)
      Decrease (increase) in accounts receivable and
      other assets........................................         (34,711)         289,753          124,263        (452,610)
      Inc (decrease) in a/c payable and accrued
      liabilities.........................................          (9,079)        (844,467)        (572,359)        633,103
      Increase (decrease) in assets and liabilities
             related to \ discontinued operations ........               0                0                0        (287,734)

NET CASH PROVIDED BY (USED IN ) OPERATING  ACTIVITIES ....         205,083       (2,940,702)      (2,490,815)      2,380,662

CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds on issuance of capital stock ..........               0          133,000          133,000         270,000
      Increase (Decrease) in  due to related parties .....          57,173          522,566          771,109               0
      Proceeds (repayment) of notes payable ..............         (48,050)        (541,847)        (103,448)      1,508,712
      Proceeds (repayment) of bank loan ..................               0          656,313                0               0

NET CASH PROVIDED BY FINANCING ACTIVITIES ................           9,123          770,032          800,661       1,778,712

CASH FLOW FROM INVESTING ACTIVITIES
      Purchase of property and equipment, net ............               0                0           (7,438)         (2,032)
      Purchase of long-term investment, net ..............        (175,284)        (364,184)        (437,363)       (485,336)
      Cash acquired on acquisition of subsidiary .........               0                0                0         151,922
      Cash divested on sale of security by subsidiary ....               0                0         (195,304)              0
      Investment in notes receivable .....................         (92,703)               0         (257,767)     (1,299,935)

NET CASH USED IN INVESTING ACTIVITIES ....................        (267,987)        (364,184)        (897,872)     (1,635,381)

NET INCREASE (DECREASE) IN CASH ..........................         (53,781)      (2,534,854)      (2,588,026)      2,523,993

CASH AND CASH EQUIVALENTS - BEG. OF PERIOD ...............         285,705        2,873,731        2,873,731         349,738

CASH AND CASH EQUIVALENTS - END OF PERIOD ................         231,924          338,877          285,705       2,873,731



      See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999

================================================================================


Interim information is unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of interim results have been included in accordance with Generally Accepted Accounting Principles. All adjustments are of a normal recurring nature unless specified in a separate note included in these Notes to Unaudited Consolidated Financial Statements. The results for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended March 31, 1999 included in its Form 10-KSB for the year ended March 31,1999


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

(1)      OVERVIEW

Since the Company's interest has been reduced during the 1st quarter 2000 to 44% of InterUnion Assets Management Ltd. ("IUAM"), as a result of C$10 million capital injection by an institutional investor, IUAM is accounted for on the equity method and is considered as part of the Company's merchant banking activities.

During the first six months of fiscal 2000 (six months ending September 30,1999), InterUnion reported consolidated revenues of $946,218 versus $1.1 million a year earlier.

Selected financial data from InterUnion's financial statements is (figures in 000's except per share data):

                                              6 mos. Ended    6 mos. ended    6 mos. Ended
                                                Sept.- 99       Sept.- 98      Sept. - 97
                                              ------------    ------------   -------------
     Revenues ............................           946           1,065          2,664
     Net Profit (Loss) ...................            69            (477)           914

     EPS -  Operations (basic) ...........         0.037           (0.27)          0.09
     EPS - Discontinued Operations (basic)          0.00            0.00           0.67
     EPS (basic) .........................         0.037           (0.27)          0.77
     Working Capital .....................         1,130             (15)         1,418
     Cash Flow ...........................           368            (350)           396
     Total Assets ........................        12,607          10,668         11,335
     Shareholders' Equity ................         7,989           7,114          6,254
     Common Share, # .....................     2,114,425       1,935,945      1,220,250
     Book Value Per Share ................          3.77            3.67           5.13


(2)      NET REVENUES

During the first six months of fiscal 2000 InterUnion reported consolidated revenues of $946,218 versus $1.1 million a year earlier, for a decrease of 11%, as the 1999 figure included the revenue from investment management as IUAM was a 100% subsidiary. Investment banking revenues have increased by 230% at $877,237 versus $265,489, reflecting the ability of management to provide cash flow through agency and principal trading activity, advisory services and participation in new issues. This has been allowed as the time dedicated to the day to day operations of IUAM is no longer required.

(3)      EXPENSES

During the first six months, the Company reduced its expenses from $1,517,331 to $670,910 representing a decrease of 56%. This decrease is attributable to continuing of the monitoring of certain expenses, liquidation of equipment made obsolete by Internet services, such as certain trading screens and news services, as well as the cost of operating IUAM. Interest expenses have been reduced by 58% as loans have been repaid. The 60% reduction in the Selling, General &

Administration which has declined from $1,325,966 to $528,475 is mostly attributable to direct IUAM costs which are no longer carried by the Company as well as the monitoring of certain information systems made redundant. Although the amortization and depreciation has been reduced by 27% from $138,399 to $100,849, it is still quite high due essentially to amortization of ITM software owned by its 100% subsidiary, Bearhill Limited.


(4)      NET INCOME

Net profit from operations (basic) for the six months ending September 30, 1999 was $69,190 or $0.033 per Common share versus a loss of $477,022 or $0.27 per Common share, representing a 112% improvement. The increase in net income is attributable to continuing reduction of fixed costs, the interruption of direct costs associated with the day to day operations of IUAM and with increased activity in investment banking. The Company net income, however, will continue to be affected by the losses incurred by its 44% owned subsidiary, IUAM. And certain amortization costs associated with the acquisition of wealth management companies.

The basic weighted average number of common shares outstanding for the six months ending September 30, 1999 is 1,855,386 versus 1,766,456 a year earlier. The increase is due to the issuance of shares in the form of Regulation "S" financings, for the acquisition of investment managers and the settlement of liabilities that arose from these acquisitions.


(5)      LIQUIDITY AND CAPITAL RESOURCES

In order to meet its growth plans and fund any operating cash requirements, the Company's policy is to issue additional capital stock, when possible. To date the Company has done this either through the issuance of common stock under Regulation "D" or Regulation "S". The following are details of these private placements during the previous three fiscal years:

                 Date                           # of Shares             Amount         Type
                 ----                           -----------           ----------       ----
               June 1995                            62,500            $  125,000        Regulation "D"
             October 1995                          100,000               200,000        Regulation "D" & "S"
              March 1996                           160,000               320,000        Regulation "D"
            September 1996                         277,142               759,710        Regulation "S"
               May 1998                             17,002                68,008        Regulation "S"
               June 1998                            35,000               140,000        Regulation "S"
               July 1998                           262,142             1,048,568        Regulation "S"
             December 1998                          10,000                40,000        Regulation "S"
             February 1999                         180,000              630,000         Regulation "S"
              March 1999                            25,000                87,500        Regulation "S"
              March 1999                             1,140                 4,560        Regulation "S"

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

Management has compiled a list of both internally and externally supplied information systems that utilize imbedded date codes, which could experience operational difficulties in the year 2000. The Company uses third party applications or suppliers for all high level systems and reporting. These systems will either be upgraded and tested to be in compliance for the year 2000 or the Company will take necessary steps to replace the supplier. Management is testing new systems for which it is responsible. It is the Company's objective to be year 2000 compliance for all systems by December 1999, however, no assurances can be given. The Company believes that it has provisioned sufficient amounts to cover future expenditures.

In the opinion of management the financial statements for the periods ending September 30, 1999 accurately reflect the operations of the Company and its subsidiaries. The Company has taken every reasonable step to ensure itself that its quarterly financial statements do not represent a distorted picture to anyone having a business reason to review such statements and who has also reviewed its previous audited annual financial statements for the year ended March 31, 1999.

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


                                                InterUnion Financial Corporation
                                             -----------------------------------
                                                          (Registrant)


Date  November 11, 1999                      /s/  Georges Benarroch, Director
     ---------------------                   -----------------------------------
                                                          (Signature)*


Date  November 11,1999                       /s/   Robert Crosbie, Director
     ---------------------                   -----------------------------------
                                                          (Signature)*


* Print the name and title of each signing officer under his signature.