Form 10QSB
period 1999-12-31
INTERUNION FINANCIAL CORP
filed 2000-02-15
CIK 924805

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the quarterly period ended December 31, 1999.

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                               For the transition period from April 1, 99 to December 31, 1999
                                   Commission file number ______________________

                        INTERUNION FINANCIAL CORPORATION
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                              52-2002396
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

249 Royal Palm Way, Suite 301 H, Palm Beach, Fl.                           33480
(Address of principal executive offices)                              (Zip Code)

(561) 820-0084                                                    (561) 655-0146
(Issuer's telephone number)                         (Issuer's telecopier number)

    ------------------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
$0.001 Par Value Common Shares -- 4,243,123 as of December 31, 1999

Transitional Small Business Disclosure Format (Check One)  Yes [ ]   No [X]

                        INTERUNION FINANCIAL CORPORATION
           UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                     FOR THE PERIOD ENDED DECEMBER 31, 1999

                                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            31-Dec-99         31-Dec-98         31-Dec-99         31-Dec-98
REVENUE
         Investment Banking                                   181,875           200,907         1,059,112           466,396
         Investment Management                                   0.00           309,838              0.00         1,049,826
         Investment Income                                     15,586            16,757            84,567            76,584
                                                           ----------        ----------        ----------        ----------
                                                              197,461           527,502         1,143,678         1,592,806
                                                           ----------        ----------        ----------        ----------
EXPENSES
         Selling, General & Administration                    258,875           772,663           787,350         2,098,629
         Amortization & Depreciation                           51,104            99,890           151,863           238,289
         Foreign Exchange Loss (Gain)                         (10,374)            1,833           (18,017)          (60,964)
         Interest Expense                                      (2,907)           75,666            46,322           191,429
                                                           ----------        ----------        ----------        ----------
                                                              296,608           950,052           967,518         2,467,383
                                                           ----------        ----------        ----------        ----------
P&(LOSS) FROM CONTIN.OPER. BEFORE INCOME TAX                  (99,147)         (422,550)          176,160          (874,577)

PROV. FOR INCOME TAXES (RECOVERABLE)                                0                 0                 0             2,873

EQUITY IN NET EARN (LOSS) OF UNCONSOL. AFFILIATES            (132,106)           (4,962)         (338,224)                0

EQUITY IN NET EARN (LOSS) OF CONSOL. AFFILIATES               659,344             2,873           659,344           (29,957)
                                                           ----------        ----------        ----------        ----------

PROFIT (LOSS) FROM CONTINUOUS OPERATIONS                      428,091          (430,385)          497,280          (907,407)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS                            0                 0                 0                 0
GAIN (LOSS) ON DISPOSAL OF DISCONTINUED ASSETS                     00                 0                 0
                                                           ----------        ----------        ----------        ----------

NET PROFIT (LOSS) FOR THE PERIOD                              428,091          (430,385)          497,280          (907,407)

FOREIGN EXCHANGE TRANSLATION EFFECT                           (10,559)              715           (10,559)         (197,528)

RETAINED EARNINGS (DEFICIT) BEG. PERIOD                    (1,769,787)       (2,253,884)       (1,963,750)       (1,578,619)
Adjustment due to dissolution of subsidiaries                  81,104                              81,104

RETAINED EARNINGS (DEFICIT) - END PERIOD                   (1,271,151)       (2,683,554)       (1,395,925)       (2,683,554)

FINANCIAL OVERVIEW
         Common Shares Outstanding                          4,243,123         1,908,285         4,243,123         1,908,285
         Weighted Average Shares Outstanding - Basic        3,495,390         1,930,035         3,495,390         1,817,454
         EPS - From Continuing Operations (Basic)               0.122            (0.220)            0.142             (0.50)
         EPS - From Discontinuing Operations (Basic)            0.000              0.00              0.00              0.00
         EPS (Basic)                                            0.122            (0.220)            0.142             (0.50)
         Weighted Avg Com. Sh. Outstanding - Diluted        4,243,123         2,893,364         4,243,123         2,592,729
         Weighted Ave Pref Sh. Outstanding - Diluted        1,500,000         1,500,000         1,500,000           150,000
         EPS - From Contin. Operat. (FD)                        0.101            (0.220)            0.117             (0.50)
         EPS - From Contin. Operat. (FD)                        0.101            (0.220)            0.117             (0.50)

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEET


                                                                   As at December 31                       As at March 31
                                                                1999               1998               1999               1998
                                                             ----------         ----------         ----------         ----------

CURRENT ASSETS:
         Cash and cash equivalent                               215,400            338,877            285,706          2,873,731
         Marketable Securities                                    9,183            180,412         19,885,302         35,169,986
         Due from brokers and dealers                         1,368,228            587,548                  0              2,012
         Due from Clients                                       502,174            153,223             93,183            715,871
         Accounts Receivable                                    568,409            535,942            690,374            882,491
         Refundable Income Taxes                                      0                  0              5,046              7,789
         Prepaid expenses and other current assets               52,070            121,318             25,772             56,733
         Notes receivable                                             0            415,456            973,315            616,579
         Loan receivable                                         69,220                  0                  0                  0

         Total Current Assets                                 2,784,683          2,332,776         21,958,698         40,325,192

NON-CURRENT ASSETS
         Property & equipment, net                            1,053,180          1,315,568          1,199,953          1,425,192
         Notes receivable, non-current portion                2,574,471            778,942            619,992            952,106
         Other long-term assets                                  90,503             84,710             77,651             84,710
         Investment in unconsolidated affiliates              5,492,459          4,156,363          5,591,892          3,488,322
         Goodwill, net                                                0          1,999,918                  0          2,468,210
         Discontinued Assets                                          0                  0                  0                  0
         Total non-current assets                             9,210,613          8,335,501          7,489,488          8,418,540

                TOTAL ASSETS                                 11,995,296         10,668,277         29,448,186         48,743,732

         LIABILITIES

CURRENT LIABILITIES:
         Due to brokers and dealers                                   0            145,225         18,899,072         34,663,322
         Due to clients                                       1,794,544            595,547            979,783
                                                                                                                       3,057,747
         Accounts payable and accrued liabilities               183,559            219,489            253,476          1,063,956
         Due to affiliates                                       13,258                  0            776,213                  0
         Notes Payable, current portion                               0            731,548                  0          1,703,441
         Bank Loan                                                    0            656,313                  0                  0

               Total Current Liabilities                      1,991,361          2,348,122         20,908,544         40,488,466

Due to Related Parties                                          522,566                  0
OTHER LIABILITIES                                                                                      68,852             77,033
NOTES PAYABLE, Longterm Portion                                 634,467            614,944            619,992          1,485,801
Discontinued Liabilities                                              0                  0
Deferred Income Tax Liability                                         0                  0

              TOTAL LIABILITIES                               2,625,828          3,554,484         21,528,536         42,051,300

         SHAREHOLDER'S EQUITY

         Capital Stock and additional paid-in capital        10,765,393          9,367,677          9,902,363          8,271,051
         Accumulated Comprehensive Income                       (10,559)          (203,294)                 0                  0
         Cumulative Translation Adjustment                            0                  0            (18,963)            (5,051)
         Retained Earnings (Deficit)                         (1,395,925)        (2,050,590)        (1,963,750)        (1,573,568)

         Total Shareholders' Equity                           9,369,468          7,113,793          7,919,650          6,692,432

         TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            11,995,296         10,668,277         29,448,186         48,743,732


      See accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEET



                                                                              As at December 31              As at March 31
                                                                             1999           1998           1999           1998
                                                                          ----------      ---------      ---------      ---------

SHAREHOLDERS' EQUITY

Class A Preferred Stock, $0.10 par value                                     150,000        150,000        150,000        150,000
         Authorized - 1,500,000 shares
         Issued outstanding - 1,500,000
Class B Preferred stock, $0.10 par value                                                                         0              0
         authorized - 1,000,000 shares
         Issued and outstanding - none
Class C Preferred Stock, $0.10 par value                                                                         0              0
         Authorized - 1,000 shares
         Issued and outstanding - none
Common Stock, $0.01 par value
         Authorized - 5,000,000 in 1999; 2,500,000 in 1998
         Issued and outstanding - 4,243,123 in 1999; 2,114,425 in 1998         4,343          1,936          2,114          1,654
Additional paid-in-capital                                                10,661,050      9,215,741      9,750,249      8,119,397

         Accumulated Comprehensive Income                                    (10,559)      (203,294)             0              0

         CUMULATIVE TRANSLATION ADJUSTMENT                                         0              0        (18,963)        (5,051)

         ACCUMULATED DEFICIT                                              (1,395,925)    (2,050,590)    (1,963,750)    (1,573,568)

              Total Shareholders' Equity                                   9,369,468      7,113,793      7,919,650      6,692,432

              Total Liabilities and Sheholders' Equity                    11,995,296     10,668,277     29,448,186     48,743,732

           See Accompanying Notes to Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999


                                                                            9 Months to                     12 Months to
                                                                     31-Dec-99       31-Dec-98       31-Dec-99        31-Dec-98
                                                                    -----------     -----------     -----------       ---------
CASH FLOW FROM OPERATING ACTIVITIES

Net Income (loss)                                                       497,280        (907,407)       (390,182)        (15,287)
         Adjustment to reconcile net profit (loss) to net
         cash provided by (used in) operating activities
         Depreciation and amortization                                  151,863         238,289         200,171         240,886
         Loss on equity investments                                    (321,120)                        492,917               0
         Gain on sale of securities by subsidiary                                                      (486,099)              0
         Gain on disposal of discontinued operations                                          0               0        (804,174)
         Non cash compensation                                                                0          87,500          60,000
         Non cash expenses (income)                                     (14,475)                         40,000               0
         Deferred income taxes                                                                0               0         (85,000)
         Unrealized loss (gain) in marketable securities                                 15,608         (11,814)        159,831

                                                                        313,548        (653,510)        (68,243)       (443,744)

Changes in operating assets and liabilities net of effects from the purchase/divestiture of InterUnion Asset Mgmt. Ltd
     Decrease (increase) in due to/from brokers and dealers, net    (20,267,300)    (35,447,946)    (15,762,238)      1,814,508
     Decrease (increase) in due to/from client, net                     405,770      (1,545,921)     (1,455,276)      6,988,991
     Decrease (increase) in marketable securities                    19,876,120      35,198,633      15,242,302      (5,871,852)
     Increase (decrease) in accounts receivable & other assets           31,493         282,643         124,263        (452,610)
     Increase (decrease) in accounts payable & accrued liab            (832,872)       (531,887)       (572,359)        633,103
     Increase (decrease) in assets and liabilities related to/
                      discontined operations                                  0               0               0        (287,734)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    (473,241)     (2,697,988)     (2,490,815)      2,380,662

CASH FLOW FROM FINANCING ACTIVITIES
     Net proceeds on issuance of capital stock                          863,030         133,000         133,000         270,000
     Increase (decrease) in due to related parties                            0         628,428         771,109               0
     Proceeds (repayment) of notes payable                             (995,639)       (916,763)       (103,448)      1,508,712
     Proceeds (repayment) of bank loan                                        0         699,378

NET CASH PROVIDED BY FINANCING ACTIVITIES                              (132,609)        544,043         800,661       1,778,712

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of property and equipment, net                                             (6,532)         (7,438)        (2,0,32)
     Purchase of long-term investment, net                                    0        (364,184)       (437,363)       (485,336)
     Cash acquired on acquisition of subsidiary                                               0               0               0
     Cash divested on sale of security by subsidiary                                          0        (195,304)              0
     Investment in notes receivable                                           0               0        (257,767)     (1,299,935)

NET CASH USED IN INVESTING ACTIVITIES                                         0        (370,716)       (897,872)     (1,787,303)

NET INCREASE (DECREASE) IN CASH                                         (70,306)     (2,524,661)     (2,588,026)      2,372,071

CASH AND CASH EQUIVALENTS - Beginning of Year                           285,706       2,873,731       2,873,731         349,738
cash - Acquired on acquisition                                                                                          151,922

CASH AND CASH EQUIVALENTS - End of Year                                 215,400         349,070         285,705       2,873,731

      See Accompanying Notes to Unaudited Consolidated Financial Statements

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


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


ITEM    - MANAGEMENT'S DISCUSSION AND ANALYSIS

(1) OVERVIEW


During the first nine months of fiscal 2000 ending December 31, 1999, InterUnion reported consolidated revenues of $1,143,679 versus $1,592,808 a year earlier. The revenue during the third fiscal quarter ending December 31, 1999 was $197,461 versus $527,502 a year earlier.

Selected financial data from InterUnion's financial statements is (figures in '000s except per share data)


                                                9 mos ended    9 mos ended     9 mos ended
                                                Dec. 31, 99    Dec. 31, 98     Dec. 31, 97

     Revenues                                       1,144          1,593           3,080
     Net Profit                                       497           (907)            597

     EPS - Operations (basic)                       0.142         (0.500)          0.490
     EPS - Discontinued Operations (basic)          0.000          0.000           0.670
     EPS (Basic)                                    0.142          0.500           0.490
     working Capital                                  793           (205)            888
     Cash Fllow                                       314           (653)            855
     Total Assets                                  11,995         10,902           8,926
     Shareholder's Equity                           9,369          6,559           5,928



During the quarter ending December 1999, the Company implemented a number of recommendations from its board of directors:

a) Simplification of corporate structure: after the consolidation of the Company's Canadian management activities under one 44% owned subsidiary, InterUnion Asset Management Limited, the Company continued to reduce the number of subsidiaries through a reallocation of their business to other operating entities or the merging of their activities, thus allowing a simpler corporate chart;

b) Closer monitoring of its 44% owned subsidiary InterUnion Asset Management Limited, in co-operation with the other 56% shareholder which should result into implementing better controls, lower costs and increased profitability;


c)       Better exposure through the creation of a website: www.
         interunion-financial.com .

During the third quarter ending December 31, 1999, the Company also:

a) Issued 2,218,690 Common Shares for conversion of debt, increasing the total number of Common Shares by 111.5%.

b)       recovered $1,071,014.80 of outstanding loans;


c) acquired, through its 44% owned subsidiary, InterUnion Asset Management, a 75% interest into P.J.Doherty an Ottawa, Canada, based money manager with about Can$640 million of assets under management for individuals and institutions, thus bringing the assets under management to over $1.5 billion


(2) NET REVENUES


During the first nine months of fiscal 2000, ending December 31, 1999, InterUnion reported consolidated revenues of $1,143,679 versus $1,592,906 a year earlier, a decrease of 28%. Investment banking revenues increased by 127% to $1,059,112 from $466,396 the previous year. Investment management revenues were nil versus $1,049,826 a year earlier, as they are now accounted for on the equity basis.through the Company's 44% ownership in InterUnion Asset Management Limited.


Net earnings of the Company will continue to be affected by InterUnion Asset Management Limited which as a consolidator in its industry will continue to be affected by amortisation, write-off and other costs associated with its acquisitions.


(3) EXPENSES


During the first nine months of fiscal 1999, InterUnion reduced its expenses from $2,467,383 a year earlier to $987,096 representing a decrease of 61%. This decrease is attributable to continuing reduction (over 60%) in general and administration through the rationalisation of equipment (communication/information) as well as a reduction of interest expenses (75%).



(4) NET INCOME


Net income from operations (basic) for the nine months ending December 31, 1999 was $497,280 or $0.142 per Common Share, versus a loss of $907,407 or $0.50 per share a year earlier, representing a 155% increase. The increase in EPS is due to increased investment banking activity as well as from the sale of certain assets belonging to Marbury Trading Corp which resulted in a one time profit of $659,344.

The basic weighted average number of Common Shares outstanding for the nine months ending December 31, 1999 is 3,495,390 versus 1,817,454 a year earlier, an increase of 92.3% which indicates a book value per Common Share of $2.21 for 4,243,123 Common Shares versus $3.44 for 1,817,454. The increase is due to the issuance of shares resulting from the conversion of debt (see -- Liquidity and Capital Resources).


5) LIQUIDITY AND CAPITAL RESOURCES


In order to meet its growth plans and fund operating cash requirements, the Company's policy is to issue additional capital stock when possible. To date the Company has done this either through the issuance of common stock under Regulation "D" or Regulation "S". The following are details of these private placements during the previous three fiscal years:


     Date                 # of Shares        Amount         Type

     May 1998                17,002           68,008        Regulation "D"
     June 1998               35,000          140,000        Regulation "S"
     July 1998              262,142        1.048,568        Regulation "S"
     December 1998           10,000           40,000        Regulation "S"
     February 1999          180,000          630,000        Regulation "S"
     March 1999              25,000           87,500        Regulation "S"
     March 1999               1,140            4,560        Regulation "S"
     November 1999        2,014,198          905,680        Regulation "S"
     November 1999          114,500           57,250        Regulation "S"


(6)  CONCLUDING REMARKS

Thereare no other known trends, events or uncertainties that may have, or are reasonably likely to have, a material impact on the Company's short-term or long-term liquidity that have not been discussed above.

In addition, there is no significant income or loss that has risen from the Company's continuing operations that has not been analyzed or specified above. In addition, there has not been any material change in any line item that is presented on the financial statements that has not been discussed above.

(7)  CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATIONS

The Company and its subsidiaries operate in a rapidly changing environment that involves a number of factors, some of which are beyond management's control, such as financial market trends and investor's appetite for new financings. It should also be emphasized that, should the Company not be successful in completing its own financing (either by debt or by the issuance of securities from treasury), its strategy to grow by acquisition will be affected.

In the opinion of management the financial statements for the period ending
     December 31, 1999, accurately reflect the operation of the Company of its subsidiaries. The Company has taken every reasonable step to ensure itself that its quarterly financial statements do not represent a distorted picture to anyone having a business reason to review such statements and who have also reviewed its previous audited annual financial statements for the year ended March 31, 1999.

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

ITEM 2 - CHANGES IN SECURITIES

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Therehave been no defaults in the payment of principal or interest with respect to any senior indebtedness of InterUnion Financial Corporation.

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

                                                InterUnion Financial Corporation


Date  __December 14, 99______________________   /s/ Georges Benarroch, Director

                                               (Signature)*_____________________

Date  __December 14, 1999                       /s/ Robert Crosbie, Director

                                               (Signature)*_____________________

* Print the name of each signing officer under his signature.

INTERUNION ASSET MANAGEMENT LIMITED
FINANCIAL STATEMENTS
FOR THE 3 AND 9 MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998






                                                                       CONTENTS
-------------------------------------------------------------------------------

COMPLIANCE CERTIFICATE                                                       2

FINANCIAL STATEMENTS

     BALANCE SHEETS                                                          3

     STATEMENTS OF OPERATIONS AND DEFICIT                                    4

     STATEMENTS OF CASH FLOWS                                                5

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           6-16


                                                         COMPLIANCE CERTIFICATE
-------------------------------------------------------------------------------


To:      Working Ventures Canadian Inc. ("WV")
         InterUnion Financial Corporation ("IUFC")


Date:    December 31, 1999


         I, Russell Lindsay, of InterUnion Asset Management Limited (the "CORPORATION"), hereby certify for and on behalf of the Corporation, intending that the same may be relied upon by you without further enquiry, that since April 1, 1999:

(a) the attached financial statements delivered pursuant to the Agreement have been prepared in accordance with generally accepted accounting principles in effect on the date of such financial statements and the information contained therein is true and correct in all material aspects, subject only to year-end audit adjustments, and presents fairly and consistently the results of operations and changes in the financial position of the Corporation as of and to the date hereof;

(b) the Corporation is in compliance with all taxes and other withholding obligations and has accrued unpaid vacation pay in its financial statements;

(c) the Corporation has (i) made all deductions for taxes or other obligations required to be deducted and has paid the same to the proper tax or other receiving officers; (ii) remitted to the appropriate tax authority, on a timely basis, all amounts collected on account of goods and services taxes and provincial sales taxes; and (iii) remitted to the appropriate receiving officer, on a timely basis, all amounts required to be paid by it in connection with workman's compensation legislation;

(d) the Corporation is not aware of any breach or potential breach by the Corporation of any Environmental Laws (as such term is defined in the Share Purchase Agreement entered into between the parties as of March 8, 1999 (the "SHARE PURCHASE AGREEMENT")) and to the best of its knowledge is in compliance with all applicable Environmental Laws; and

(e) the Corporation is not aware of any year 2000 issues of the Corporation or its major customers or suppliers that would have a material adverse effect on the Corporation or its Business and the Corporation is in compliance with its year 2000 policy.

         All capitalized terms not defined herein have the meaning specified thereto in the Share Purchase Agreement.

         Witness my hand this ____ day of January, 2000.



         By:      ____________________________________  except for note 1 below
         Name:    Russell Lindsay
         Title:   Senior Vice-President & Chief Financial Officer


Note 1: Black Investment Management Limited have approximately $152,000 unremitted payroll deductions and $119,000 unremitted GST collected.

InterUnion Asset Management Limited
Consolidated Balance Sheets
(as at December 31)

                                                                December 31       December 31
                                                                       1999              1998
                                                                -----------       -----------
                       Assets
Current:
  Cash                                                         $    518,175       $  100,438
  Marketable secuities, at market (note 4)                        2,662,243           61,029
  Accounts receivable and accrued revenue (note 5)                  705,253          700,226
  Prepaid expenses                                                   94,645           67,568
  Income taxes recoverable                                                -            8,213
                                                               ------------       ----------
                                                                  3,980,316          937,474

Management contracts (note 6)                                     2,401,190                -
Capital assets, net (note 7)                                        461,895          103,026
Investments, at cost (note 8)                                        71,668          204,478
Goodwill (note 9)                                                12,927,701        7,799,303
                                                               ------------       ----------
Total assets                                                   $ 19,842,770       $9,044,281


                       Liabilities
Current:
  Bank indebtedness (note 10)                                  $    275,424       $  280,467
  Accounts payable and accrued liabilities                        1,001,243          910,461
  Current portion of long term debt                                  32,400          152,400
  Income taxes payable                                              101,353                -
                                                               ------------       ----------
                                                                  1,410,420        1,343,328

Deferred liabilities and inducements (note 11)                      148,406        5,330,964
Long term debt (note 13)                                             89,800        1,026,860
Preference shares (note 14)                                       3,500,000                -
Other liabilities                                                     9,986                -
                                                               ------------       ----------
                                                                  5,158,612        7,701,152
                                                               ------------       ----------
Non-controlling interest                                            446,708          466,853
                                                               ------------       ----------

SHAREHOLDERS' EQUITY

Shareholders' equity:
  Share capital (note 15)                                        16,358,558        1,374,000
  Deficit                                                       (2,121,108)        (497,724)
                                                               ------------       ----------
Total shareholders' equity                                       14,237,450          876,276
                                                               ------------       ----------
Total liabilities and shareholders' equity                     $ 19,842,770       $9,044,281


See accompanying notes to consolidated financial statements. Approved by the
Board:


Director                                 Director
        -----------------------------             -----------------------------

InterUnion Asset Management Limited
Consolidated Statements of Operations and Deficit
(for the periods ended December 31)

                                          3 months ended     3 months ended     9 months ended     9 months ended
                                             December 31        December 31        December 31        December 31
                                                    1999               1998               1999               1998
                                          --------------     --------------     --------------     --------------
Revenue:
  Management fees                            $ 1,419,655         $1,055,280        $ 3,763,881         $3,709,921
  Other income (loss)                            (35,095)            68,078            (71,327)           112,587
                                             -----------         ----------        -----------         ----------
                                               1,384,560          1,123,358          3,692,554          3,822,508
                                             -----------         ----------        -----------         ----------

Operating expense
  Commission and incentives                      270,042            187,420            728,170            573,865
  Salaries and benefits                          772,044            597,228          1,915,050          1,718,093
  Marketing and advertising                       98,112            317,643            418,143            810,679
  Office and general                             304,451            193,223            976,211            719,729
  Professional fees                               35,371             10,218            152,468             84,094
  Amortization of management contracts            48,810                 --             98,810                 --
  Amortization of capital assets                  22,067             (1,178)            47,147             23,061
                                             -----------         ----------        -----------         ----------
                                               1,550,897          1,304,554          4,335,999          3,929,521
                                             -----------         ----------        -----------         ----------
  Operating loss                                (166,337)          (181,196)          (643,445)          (107,013)
                                             -----------         ----------        -----------         ----------

NON-OPERATING EXPENSE:
  Interest                                        37,508             16,132             49,138             24,789
  Interest on long term debt                      11,946             15,257             16,433             39,099
  Amortization of goodwill                       149,902            104,641            369,798            313,920
                                             -----------         ----------        -----------         ----------
                                                 199,356            136,030            435,369            377,808

LOSS BEFORE NON-CONTROLLING INTEREST
AND INCOME TAXES                                (365,693)          (317,226)        (1,078,814)          (484,821)

Income taxes (recovery) (note 16)                 68,056            (24,415)           126,442            (10,538)
                                             -----------         ----------        -----------          ----------

LOSS BEFORE NON-CONTROLLING INTEREST            (433,749)          (292,811)        (1,205,256)          (474,283)

Non-controlling interest                             897            (69,046)           (74,814)             4,122
                                             -----------         ----------        -----------         ----------

Net loss, for the period (note 17)              (434,646)          (223,765)        (1,130,442)          (478,405)

Deficit, beginning of period                  (1,686,462)          (273,959)          (990,666)           (19,319)
                                             -----------         ----------        -----------         ----------

Deficit, end of period                       $(2,121,108)         $(497,724)       $(2,121,108)        $ (497,724)
                                             -----------         ----------        -----------         ----------


See accompanying notes to consolidated financial statements

InterUnion Asset Management Limited
Consolidated Cash Flow Statements
(for the periods ended December 31)

                                          3 months ended     3 months ended     9 months ended     9 months ended
                                          December 31        December 31        December 31        December 31
                                          1999               1998               1999               1998
                                          --------------     --------------     --------------     --------------
Cash flow from operating activities
  Net loss                                    $ (434,646)      $  (223,765)        $(1,130,442)       $  (478,405)

  Adjustments for:
    Amortization of goodwill                     149,902           104,641             369,798            313,920
    Amortization of management
    contracts                                     48,810                --              98,810                 --
    Amortization of capital assets                22,067            (1,178)             47,147             23,061
    Deferred rent inducements                     (8,808)           (1,818)            (59,147)            (5,456)
    Non-controlling interest                        (897)           69,046              74,814             (4,122)
    Decrease (increase) in working
      capital                                  4,002,315            87,130          (2,941,470)        (1,173,601)
                                             -----------       -----------         -----------        -----------
                                               3,778,743            34,056          (3,540,490)        (1,324,603)
                                             -----------       -----------         -----------        -----------

Cash flows from investing activities
  Acquisition of capital assets                   (4,929)            5,928            (268,302)           (95,800)
  Acquisiton of goodwill & management
    contract, net of cash acquired            (3,727,495)               --          (3,976,443)                --
  Net advances from (prepayments to)
    related parties                                   --                --              (6,003)           (30,000)
                                             -----------       -----------         -----------        -----------
  Cash flows from (used) in
    financing activities                      (3,732,424)            5,928          (4,250,748)          (125,800)
                                             -----------       -----------         -----------        -----------

Cash flows from financing activites
  Increase (decrease) in bank indebtedness       (44,647)            9,349             275,424            280,467
  Increase (decrease) of deferred revenue          9,504           (37,960)             31,038             83,804
  Increase (decrease) in long term debt           (8,100)           24,700            (132,768)           977,737
  Dividend paid to non-controlling
    interest                                          --            (8,490)                 --            (21,105)
                                             -----------       -----------         -----------        -----------
  Cash flows from (used) in financing
 activites                                       (43,243)          (12,401)            173,694          1,320,903
                                             -----------       -----------         -----------        -----------

Net increase (decrease) in cash                    3,076            27,583          (7,617,544)          (129,500)

Cash at beginning of period                      515,099            72,855           8,135,719            229,938
                                             -----------       -----------         -----------        -----------

Cash at end of period                        $   518,175       $   100,438         $   518,175        $   100,438
                                             -----------       -----------         -----------        -----------

Interest and income taxes paid
Interest paid                                $    29,455       $    30,459         $    45,572        $    58,936
Income taxes paid (received)                       5,618           (26,488)               (336)             7,512
                                             ===========       ===========         ===========        ===========


See accompanying notes to consolidated financial statements.

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(amounts expressed in Canadian dollars unless otherwise stated)

-------------------------------------------------------------------------------

1.   NATURE OF BUSINESS
     InterUnion Asset Management Limited, formerly Cluster Asset Management Limited, was incorporated on August 13, 1997 under the laws of Ontario. The principal business activities of InterUnion Asset Management Limited and its subsidiaries are discretionary and advisory portfolio management services for its clients and the acquisition of investment management firms.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   Principles of consolidation

          These consolidated financial statements include the accounts of InterUnion Asset Management Limited and its subsidiaries. The principal operating subsidiaries are A.I.L. Investment Services Inc., Black Investment Management Ltd., Glen Ardith-Frazer Corporation, Guardian Timing Services Inc., Leon Frazer, Black & Associates Limited, and P.J. Doherty & Associates Co. Ltd. Unless the context requires otherwise, the term "Company" collectively refers to InterUnion Asset Management Limited and all of its subsidiaries.

     b)   Marketable Securities

          Marketable securities are valued at market and unrealized gains and losses are reflected in income.

     c)   Management Contracts

          Management contracts are recorded at cost and are amortized on a straight-line basis over a five year period (unless otherwise stated). The Company assesses the value of its management contracts by considering the future economic benefit associated with the revenue capacity of the related contracted items.

     d)   Capital assets

          Capital assets are recorded at cost less accumulated amortization. Amortization is provided on the following basis:

          Computer equipment                     30% declining balance
          Furniture and fixtures                 20% declining balance
          Leasehold improvements                 over the term of lease on a
                                                 straight line basis

     e)   Goodwill

          Goodwill being the excess of cost over assigned values of net assets acquired, is stated at cost less amortization. Amortization is provided on a straight-line basis over 20 years (unless otherwise stated). The value of goodwill is evaluated regularly by reviewing the returns of the related business, taking into account the risk associated with the investment. Any impairment in the value of the goodwill is written off against earnings.

     f)   Revenue Recognition

          Revenue is recognized by the company on an earned basis. For its services the Company is entitled to an annual fee payable monthly or quarterly, depending on its agreement with the client. Fees are calculated based on the fair market value of the portfolio at the end of each month. Fees billed in advance are recorded as deferred revenue and taken into income evenly over the term of the stated billing.

     g)   Financial Instruments

          The Company's financial instruments consist of cash, bank indebtedness, marketable securities, accounts receivable, investments, accounts payable and accrued liabilities, due to related parties and long term debt. Unless otherwise noted, it is management's opinion that the company is not exposed to significant interest risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

          The Company is exposed to credit risk on the accounts receivable from its customers. Management has adopted credit policies in an effort to minimize those risks. The Company does not have a significant exposure to any individual customer or counter-party.

     h)   Use of Estimates

          The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from management's best estimates as additional information becomes available in the future.

3.   ACQUISITIONS

     The following are the acquisitions during the periods. These acquisitions were accounted for by the purchase method and consolidated from the respective effective date of acquisition, except where noted.

     1998 Acquisitions:

     o Effective January 21, 1999, the Company acquired 100% of Guardian Timing Services Inc., 45% of Black Investment Management Ltd., 33% of Leon Frazer, Black & Associates Limited and indirectly through Black Investment Management Ltd an additional 14.4% of Leon Frazer, Black & Associates. The former parent company, InterUnion Financial Corporation sold the investments for shares of the Company. The sale was accounted for using the carrying values of the parent company at January 21, 1999 and reflects a continuity of interest. The Company has accounted for the operations of the investments with an effective date of April 1, 1998.

     1999 Acquisitions:

     o The Company purchased an additional 5,978 shares in Black Investment Management Limited on April 13, 1999 for cash considerations of $209,230. The purchase increased the Company's ownership to 50.5%.

     o The Company purchased an additional 3,000 shares in Black Investment Management Ltd. on July 22, 1999 for cash consideration of $105,000.

     o On November 19, 1999, the Company completed the acquisition of 75% of P.J. Doherty & Associates Co. Ltd., the primary business of which is to provide discretionary and advisory portfolio management services. The goodwill of $5,353,911 resulting from this acquisition is amortized over 15 years.

     The assets acquired and consideration given are as follows:

                                                               1999             1998
                                                        -----------     ------------
       Cash                                             $    33,637     $    90,823
       Net assets (liabilities) acquired,
       at fair value                                        309,726        (490,992)
                                                        -----------     -----------

                                                        $   343,363     $  (400,169)
                                                        -----------     -----------
     Consideration
       Cash                                               2,010,080              --
       Class A Preferred Shares                           3,500,000              --
       Share capital - common shares                             --       5,143,491
       Direct acquisition expenses                          121,942              --
                                                        -----------     -----------
                                                          5,946,252       5,143,491
                                                        -----------     -----------
     Goodwill                                           $ 5,602,889     $ 5,543,660
                                                        ===========     ===========

     The following table reflects, on a pro-forma basis, the combined results of InterUnion Asset Management Limited as if the P.J. Doherty & Associates Co. Ltd. acquisition had taken place at April 1, 1998.

                                                      9 months ended       9 months ended
                                                        December 31,         December 31,
                                                                1999                 1998
                                                      ---------------      ---------------
     Revenue                                             $ 5,167,350          $ 5,152,389
     Operating Income (Loss)                                (430,175)             100,289
     Net Loss                                             (1,499,126)            (917,007)
     Basic loss per common share                               (0.96)               (1.33)


4.   MARKETABLE SECURITIES

     Marketable securities are recorded at market values and comprise the following:

                                                                1999                 1998
                                                         -----------            ---------
     Bankers Acceptance (under one year)                 $ 2,279,087            $      --
     Money Market Mutual Funds                               338,079                   --
     Other Mutual Funds                                       45,077               61,029
                                                         -----------            ---------
                                                         $ 2,662,243            $  61,029
                                                         ===========            =========

5.   ACCOUNTS RECEIVABLE AND ACCRUED REVENUE

     Accounts receivable and accrued revenue comprise the following:

                                                                1999                 1998
                                                           ---------            ---------
     Trade receivables and accrued revenue                 $ 484,923            $ 588,896
     Notes receivable (note 12)                              200,000               91,000
     Related party (note 12)                                  20,330               20,330
                                                           ---------            ---------
                                                           $ 705,253            $ 700,226
                                                           =========            =========

     The notes receivable are non-interest bearing and the balances are expected to be repaid in the current fiscal year.

6.   MANAGEMENT CONTRACTS

     Management contracts comprise the following:

                                                               1999                          1998
                                           ------------------------------------------      ---------
                                                            Accumulated      Net Book       Net Book
                                                  Cost     Amortization         Value          Value
                                           -----------     ------------   -----------      ---------
     Management contract                   $   500,000       $ 75,000     $   425,000      $      --
     Non-competition agreement               2,000,000         23,810       1,976,190             --
                                           -----------       --------     -----------      ---------
                                           $ 2,500,000       $ 98,810     $ 2,401,190      $      --
                                           ===========       ========     ===========      =========

     Non-competition agreements with principal individuals at P.J. Doherty & Associates Co. Ltd are amortized over a period of 7 years.

7.   CAPITAL ASSETS

     Capital assets comprise the following:


                                                               1999                          1998
                                           ------------------------------------------      ---------
                                                            Accumulated      Net Book       Net Book
                                                  Cost     Amortization         Value          Value
                                           -----------     ------------   -----------      ---------
     Computer equipment                    $   609,155        $ 417,909     $ 191,246      $  56,766
     Furniture, fixtures and other             427,349          295,451       131,898         46,260
     Leasehold improvements                    155,366           16,615       138,751             --
                                           -----------        ---------     ---------      ---------
                                           $ 1,191,870        $ 729,975     $ 461,895      $ 103,026
                                           ===========        =========     =========      =========

      Amortization expense during the year was $47,147 (1998; $23,061).

8.    INVESTMENTS

     Investments are carried at the lower of cost and fair value and include the following:

                                                                                  1999           1998
                                                                             ---------      ---------
     27,224 common shares of InterUnion Financial Corporation,               $  17,190      $ 150,000
       a shareholder of the Company, held by a subsidiary of the
       company (quoted market value - $17,190)
     44,477 Class A preference shares of Kanata Capital Inc., a                 44,478         44,478
       corporation controlled by minority shareholders of and held by a subsidiary (it is impractical to determine a fair value as the company is privately held and there is no ready market)
     Other investments                                                          10,000         10,000
                                                                             ---------      ---------
                                                                             $  71,668      $ 204,478
                                                                             =========      =========

9.   GOODWILL

                                                                                  1999           1998
                                                                          ------------    -----------
     Cost                                                                 $ 13,775,881    $ 8,179,109
     Accumulated amortization                                                  848,180        379,806
                                                                          ------------    -----------
                                                                          $ 12,927,701    $ 7,799,303
                                                                          ============    ===========

10.  BANK INDEBTEDNESS

                                                                                  1999           1998
                                                                             ---------      ---------
     Demand bank loans bearing interest at prime +1/2% to +3/4%              $ 128,449      $ 100,000
     Overdraft                                                                 146,975        180,467
                                                                             ---------      ---------
                                                                             $ 275,424      $ 280,467
                                                                             =========      =========

     The demand bank loans are guaranteed by two of a subsidiary Company's shareholders.

11.  DEFERRED LIABILITIES AND LEASE INDUCEMENTS

     Deferred liabilities and lease inducements compromise the following:

                                                                      1999             1998
                                                                 ---------      -----------
     Deferred revenue                                            $ 105,703      $    83,804
     Deferred rent inducement                                       42,703          103,669
     Deferred share issuance (note 3)                                   --        5,143,491
                                                                 ---------      -----------
                                                                 $ 148,406      $ 5,330,964
                                                                 =========      ===========

     The Company's lease at its Toronto premises provides for rent free periods and periods of significantly reduced rent. In order to properly reflect these rental inducements over the term of the lease, the total lease payments have been aggregated and allocated over the term of the lease on a straight-line basis. This treatment of rental inducements has given rise to deferred rent inducements which will be applied to income over the term of the lease.

     The Company has sub-let certain of its leased premises for the term of the lease. Included in deferred rent inducement are expenses associated with the sub-lease arrangement which have been deferred and will be amortized over the remaining life of the sub-lease.

12.  RELATED PARTY TRANSACTIONS

     Significant related party transactions are as follows:

                                                                      1999             1998
                                                                 ---------        ---------
     Revenue
       Management fees from corporation of which a
       subsidiary shareholder has operational control             $     --        $ 117,000

       Rent from corporation owned by common
       subsidiary  shareholders                                         --            9,000

     Expenses
       Mutual fund administration fees to the majority
       shareholder of the company                                   91,787               --

       Management fees to a corporation controlled
       by minority shareholder of the company                           --           12,600

       Rent, no formal agreement in place,
       to corporation controlled by a minority
       shareholder of the company                                   18,900           18,900

       Trailer fees to corporations controlled
       by an officer of a subsidiary company                            --           52,515

       Management fees to a corporation controlled
       by a director and officer of the company                         --           90,000

       Marketing fees to a company controlled by an
       officer of the company                                       31,250           56,250

     These transactions are in the normal course of operations and are measured at the exchange values (the amount of consideration established and agreed to by the related parties), which approximate the arm's length equivalent values.

     Related party balances in the accounts are as follows:

       Accounts receivable from a corporation with common
       subsidiary shareholders                                                 $    20,330     $  20,330

       Notes receivable from an officer of a subsidiary company                    200,000        91,000

       Accounts payable due to a corporation controlled by an officer of a
       subsidiary company                                                               --         4,082

       Accounts payable due to the minority shareholder of the company                  --        50,370

       Accounts payable due to minority shareholders of a subsidiary                78,680            --
       company

     These balances are interest-free, unsecured, payable on demand and have arisen from the provision of services referred to above.

13.  LONG-TERM DEBT

                                                                                     1999            1998
                                                                               ----------     -----------
     Demand installment loan, monthly principal payments of $2,700, interest at prime plus 2%. Unless demanded, balance is due
     on October 15, 2000.                                                       $ 122,200     $   154,600

     Bank loan bearing interest at prime, repayable in monthly principal installments of $10,000 plus interest, secured by a general security
     agreement and a guarantee of the subsidiary                                       --         975,537

     10% note payable to a director and non-controlling interest
     shareholder, due on demand                                                        --          49,123
                                                                               ----------     -----------
                                                                                  122,200       1,179,260

     Less: current portion                                                         32,400         152,400
                                                                               ----------     -----------
                                                                               $   89,800     $ 1,026,860
                                                                               ==========     ===========

     During the prior fiscal period, the demand installment loan was negotiated in order to eliminate certain subsidiary shareholder loans. The term loan is secured by a general assignment of book debts and a general security agreement of a subsidiary. Two of the subsidiary shareholders have a personal guarantee on the debt. One subsidiary shareholder has guaranteed up to $125,000 and the other shareholder has guaranteed an unlimited amount.

14.  PREFERENCE SHARES

     3,500 Cumulative Redeemable Convertible Class A Preference Shares (with a value equal to $1,000 per share) were issued on November 19, 1999 as consideration for the acquisition of P.J. Doherty & Associates Co. Ltd. These Class A Preference Shares are redeemable at the option of either the holders (commencing November 19, 2002, subject to certain provisions with respect to non-payment of dividends and an Initial Public Offering of the Common Shares of the Company) or the Company (commencing November 19, 2001) at $1,000 per share. In the instance that the Class A Preference Shares are redeemed by the Company, the holders are entitled to a cash premium of 2.5% per annum, calculated from the original issue date together with all dividends accruing thereon whether or not declared. At any time after issuance, each Class A Preference Share is convertible to 78.408 Common Shares at a conversion price of $12.7538 per Common Share (subject to certain provisions with respect to the issuance of additional Common Shares). Holders of these Class A Preference Shares are entitled to quarterly cumulative cash dividends of: i.) 2.50% per annum until the third anniversary of the original issue date; and ii.) 5.00% per annum thereafter. Holders of these Class A Preference Shares are also entitled to an additional dividend of 2.50% per annum accruing until and payable on the earlier of: i.) the third anniversary of the original issue date; ii.) the date on which Common Shares are delivered to the holder pursuant to a conversion of Class A Preference Shares; and iii.) the redemption of such Class A Preference Shares. As these Class A Preference Shares are redeemable at the option of the holders, the value of these shares have been classified as long-term debt on the balance sheet. These Class A Preference Shares are collateralized by a pledge by the Company of 4,000,000 common shares in the capital of P.J. Doherty & Associates Co. Ltd. valued at $4,000,000.

15.  SHARE CAPITAL

     The authorized share capital of the Company consists of an unlimited number of Common Shares and an unlimited number of Preference Shares (issuable in series).

     The Preference Shares are voting, convertible and rank in priority to the Common Shares with respect to the payment of dividends and the distribution of assets on liquidation, dissolution or wind-up. The remaining conditions attached to the Preference Shares are to be fixed by the Directors of the Corporation before any series of Preference Shares are issued. During the prior year, 310,010 convertible Preference Shares were issued and converted to Common shares on a 1 for 1 basis.

     During the year, the articles of the Company were amended to cancel the existing Preference Shares and to authorize the issuance of an unlimited number of Class A and Class B Preference Shares, issuable in Series (note 14).

     Details of issued share capital are as follows:

                          ---------Shares---------    -----------Amount------------
                             Common     Preference         Common        Preference
                          ---------     ----------    -----------      ------------
     Opening
     Share Capital:
     April 1, 1998          234,292             --    $ 1,374,000(1)    $        --
                          ---------     ----------    -----------      ------------

     December 31, 1998      234,292             --      1,374,000                --
     Jan 21, 1999           455,699        310,000      5,143,491(2)      4,920,533(1)
     Mar 8, 1999            310,000       (310,010)     4,920,533(3)      4,920,533)
     Mar 8, 1999            568,160                     4,920,534(1)             --
                          ---------     ----------    -----------      ------------
     Closing
     Share  Capital:
     December 31,
     1999                 1,568,161             --    $ 16,358,558      $        --
                          =========     ==========    ============      ===========

     (1)  issued for cash
     (2)  issued on acquisition of subsidiaries
     (3)  Preference Share conversion

     During the prior period the Board of Directors of the Company approved the granting of options to employees to purchase up to 136,300 common shares of the Company which may be granted from time to time. Various vesting requirements are associated with each employee grant.

     Vested Options

                                                         ------------------Number of Option-------------
     Year          Vested   Exercise    Outstanding      Issued (vested)        Exercised    Outstanding
     Granted       expiry      price   December 31,                                         December 31,
                     date                      1998                                                 1999
     ----------- --------   --------   ------------      ---------------     ------------   ------------
     1999        Jan 21,      $16.13            --                36,300             --           36,300
                 2009
     1999        Jan 21,      $0.001            --                22,000             --           22,000
                 2009
     1999        May 10,      $13.00            --                 6,417             --            6,417
                 2009


     Unvested Options

                                                         ------------------Number of Option-------------
     Year          Vested   Exercise    Outstanding               Issued         Vested      Outstanding
     granted       expiry      price   December 31,                                         December 31,
                     date                      1998                                                 1999
     ----------- --------   --------   ------------      ---------------     ----------     ------------
     1999         Jan 21,    $0.001             --                37,000         11,000           26,000
                  2009
     1999         May 10,    $13.00             --                32,000          6,417           26,583
                  2009

     Unvested options with an exercise price of $0.001 will vest on the basis of specific employee performance related to the acquisition of assets under management. The unvested options will expire on dates from March 31, 2000 to March 31, 2002 if performance criteria is not met. Unvested options with an exercise price of $13.00 will vest evenly over a three year term.

16. INCOME TAXES

     The Company's effective income tax rate used in determining the provisions for income taxes is as follows:

                                                                                     1999               1998
                                                                                   ------             ------
     Combined statutory tax rate (recovery)                                        (44.6)%            (44.6)%
     Deduct:
              Non-deductible expenses, amortization of goodwill and                 56.3%              46.5%
              unrecognized losses carried forward
              Small business reduction rate                                            --              (4.1)%
                                                                                   ------             ------
              Effective income tax rate                                             11.7%              (2.2)%
                                                                                   ======             ======

      As at December 31, 1999 the consolidated group had approximately $1,141,000 of non-capital losses (1998 - $191,000) and $133,000 of unrealized capital losses (1998 - $0) which may be carried forward and utilized to reduce future years' taxable income and capital gains, respectively. Capital losses can be carried forward indefinitely. The right to claim the non capital losses expires as follows:

            Expiry
            ------
            2005                              $  450,000
            2006                                 691,000
                                              ----------
                                              $1,141,000

      During the period, the Company's future income tax asset increased by $315,000 (1998 - $85,000) and totaled $509,000 (1998 - $85,000) after applying the statutory tax rate to the non-capital losses described above.

      Subsequently, the net change to the valuation allowance during the period, and the total valuation allowance as at December 31, 1999 provided by the Company, increased by $315,000 (1998 - $85,000) and totaled $509,000 (1998
      - $85,000) to reduce the future income tax asset, reflecting the uncertainty of realization of the future income tax asset.

17.  LOSS PER SHARE

     Basic loss per share has been calculated on a weighted average basis of common shares outstanding during the period.

                                                   1999             1998
                                              ---------       ----------
     Weighted average common shares
     - basic calculation                      1,568,161          689,991

     The calculations of fully diluted earnings per share is based upon the common shares outstanding during the period as above and not adjusted by the unexercised vested options in computing diluted loss per share because their effects were antidilutive.

                                                   1999             1998
                                              ---------       ----------
     Basic loss per share                        $(0.72)          $(0.69)

18.  COMMITMENTS

     The Company has basic lease payments exclusive of operating costs for the premises and office equipment for the next five years as follows:

              2000               $402,000
              2001                382,000
              2002                239,000
              2003                215,000
              2004                 83,001

     The Company has employment contracts and obligations with eight of its employees at the following yearly base salaries amount:

              2000              $1,363,000
              2001               1,210,000
              2002                 717,000
              2003                 490,000
              2004                 449,000

19.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000.

     The Company uses third party applications or suppliers for its major information systems and reporting. These systems will either be upgraded and tested to be in compliance for the year 2000 or the Company will take necessary steps to replace the supplier. If the Year 2000 Issue is not addressed by the Company and its major customers, suppliers and other third party business associates, the impact on the Company's operations and financial reporting may range from minor errors to significant systems failure which could affect the Company's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related in the efforts of employers, suppliers, or other third parties, will be fully resolved.

20. RECONCILIATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). Material differences at December 31 between Canadian GAAP and accounting principles generally accepted in the United States ("U.S. GAAP") are described below.

     Stock Based Compensation

     The Company does not recognize compensation expense for stock options granted. Under U.S. GAAP, Accounting Principles Board ("APB") Opinion No. 25 requires that stock based compensation cost be recorded using the intrinsic-value method. FASB Statement of Financial Accounting Standard ("SFAS") No. 123 encourages the Company to record compensation expense using the fair-value method. In reconciling Canadian GAAP with U.S. GAAP, the Company has chosen to measure compensation costs related to stock options in accordance with APB 25.

     Under APB 25 the intrinsic-value of vested options would have been $0. The intrinsic-value of unvested options granted is estimated to be $597,000 (1998 - $0) with a vesting period of three years. Accordingly, had the Company recognized compensation cost related to the unvested options the intrinsic value would have been amortized over the vesting period, or in amounts of $199,000 in each vesting year. Management's best estimate is that the performance conditions attached to the unvested options will be met. Total compensation cost for the period under APB 25 would have been $149,250. Had the Company booked compensation expense in accordance with APB 25, basic loss per share would have been increased by $0.10 (1998 - $0).

     The estimated fair value of the underlying equity at December 31, 1999 was $13.00. As such, compensation costs under SFAS 123 would have totaled $227,700 (1998 - $0) with a vesting period of three years.

     The fair value estimates were determined using the Black-Scholes option-pricing model. Valuation was based on a risk-free interest rate of 5.46%, an expected term of 10 years, an expected volatility of 30% and no expected dividends. Had the Company booked compensation expense, basic earnings per share would have been reduced by $0.04 (1998 - $0).

     The application of U.S. GAAP would have the following approximate effects on the Company's consolidated financial statements:

                                                             1999          1998
                                                     -------------    ----------
     Net loss based on Canadian GAAP                 $ (1,130,442)    $ (478,405)
     Stock based compensation                            (149,250)            --
                                                                              --
                                                     ------------     ----------
     Net loss based on U.S. GAAP                     $ (1,279,692)    $ (478,405)
                                                     ============     ==========

     Loss per common share - Canadian GAAP           $       (.72)    $     (.69)
                           - U.S. GAAP                       (.82)          (.69)

     Comprehensive Income

     FASB SFAS No. 130 introduced the concept of Comprehensive Income. Under this pronouncement, U.S. GAAP requires companies to report Comprehensive Income as a measure of overall performance. Comprehensive Income includes net income and all other changes in equity, exclusive of shareholders' contributions or any distributions to shareholders. The application of FASB SFAS N0. 130 would not have a material effect on the consolidated financial statements.

21.  COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS

     The comparative quarterly consolidated financial statements have been reclassified from statements previously presented to conform to the presentation of the current quarterly consolidated financial statements.