Form 10KSB
period 2000-03-31
INTERUNION FINANCIAL CORP
filed 2000-07-03
CIK 924805

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

     PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:       March 31, 2000    Commission File No: 000-28638

                        INTERUNION FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

Delaware                                                              87-0520294
--------                                                              ----------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organisation)

   249 Royal Palm Way, Suite 301 H, Palm Beach, Fl                         33480
   -----------------------------------------------                         -----
          (Address of principal executive offices)                    (Zip Code)

                                  (561) 820 - 0084              (561) 655 - 0146
                                  ----------------              ----------------
                       (Issuer's telephone number)   Issuer's telecopier number)

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [x]

The Financial Statements required by Rule 3.09 of Regulation S-X of the Registrant significant investee, InterUnion Asset Management, are incorporated in full by reference herein.

State issuer's revenues for its most recent fiscal year: $ 1,440,371

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. $712,579 as at June 22, 2000

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares - 4,243,123 as of June 22, 1999.

Transitional Small Business Disclosure Format (Check One)  Yes [ ]    No [x]

                        INTERUNION FINANCIAL CORPORATION
                                   FORM 10-KSB
                                TABLE OF CONTENTS



PART I.........................................................................................3
    Item 1 DESCRIPTION OF BUSINESS.............................................................3
    Item 2 DESCRIPTION OF PROPERTY.............................................................7
    Item 3 LEGAL PROCEEDINGS...................................................................7
    Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................7
PART II........................................................................................8
    Item 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................8
    Item 6 MANAGEMENT'S DISCUSSION AND ANALYSIS...............................................10
    Item 7 FINANCIAL STATEMENTS...............................................................16
    Item 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...........................................................16
PART III......................................................................................17
    Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
    COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.........................................17
    Item 10 EXECUTIVE COMPENSATION............................................................19
    Item 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................20
    Item 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................22
    Item 13 EXHIBITS AND REPORTS ON FORM 8-K..................................................23



PART I

Item 1 DESCRIPTION OF BUSINESS

(A)  BUSINESS DEVELOPMENT

INTERUNION FINANCIAL CORPORATION (the 'Company"), is a Delaware corporation. The Company carries the activities of a merchant bank and an investment bank. Merchant banking activities focus on restructuring and/or consolidating as principal, in order to capitalize smaller or privately/family held companies and attract institutional interest. Investment banking activities focus on advisory services and raising of capital, as agent, for small and medium size corporations, public or private which are either looking for institutional financing or strategic alliances in sectors in which InterUnion Financial Corporation has recognized research and corporate finance strength.

The Company's policy is not to get involved in the corporations it advises or provides financing to when acting as agent, and to limit the extent of its involvement in the corporations in which it acts as principal.

On January 25, 1999, the Company, through a roll over of its interests, reorganized its investment management companies: BIM, GTS and LFB, into IUAM. The purpose of the reorganization was to allow IUAM to implement its business plan and continue its acquisition program, on a tax effective basis, as a consolidator of Canadian investment management companies and get access to an institutional strategic alliance. That restructuring has allowed the Company to include its IUAM ownership in its merchant banking activities.

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

On November 22, 1999, at the Company's Shareholders' meeting it was approved to amend the Certificate of Incorporation of the Company by allowing the Board of Directors of the Company to use the total amount of common voting stock, each share of stock having one vote, at $0.001 par value and shall be set by resolution as adopted by the Board of Directors, which such number of authorized shares may be changed from time to time, within the said 10,000,000 share limitation, as adopted by resolution(s) adopted by the Board of Directors.

During December 1999, the Company at the recommendation of the Board of Directors simplified its corporate structure by reducing the number of subsidiaries through reallocation of their business to other operating entities or the merging of their activities. To achieve simplification of the corporate structure the following subsidiaries were dissolved:

      Credifinance Realty Corp., Toronto, Ontario, Canada
      Credifinance Securities Inc., Florida, USA
      Marbury Trading Corporation, Panama
      Bearhill Limited, British Virgin Islands

In December 1999, the company formed a new, wholly owned, subsidiary named InterUnion Merchant Group Inc. (IUMG), a British Virgin Islands based company. InterUnion Merchant Group took over the assets and liabilities of Marbury Trading Corporation and Bearhill Limited upon their liquidation. The Company also changed name of I & B Inc. Delaware, USA, a wholly owned subsidiary to Credifinance Capital Corp., Delaware, USA.

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

PRODUCTS AND/OR SERVICES OF ACTIVE SUBSIDIARIES

In addition to the operations of InterUnion Financial Corporation as the parent, the Company owns operating subsidiaries. These subsidiaries are: Credifinance Capital, Inc., Credifinance Securities Limited and InterUnion Merchant Group Inc. In addition to these subsidiaries, the Company has a 44% interest in InterUnion Asset Management Limited. IUAM is a holding company with interests in Canadian investment management companies.

(1)  INVESTMENT BANKING

Credifinance Capital, Inc. ("CFCI") is an investment corporation located in Toronto, Canada. The business of this company is to advice and/or act as agent in the trading of international securities essentially for its European and offshore clients on both the primary and secondary markets. CFCI owns Credifinance Securities Limited.

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

(2)  MERCHANT BANKING

InterUnion Merchant Group ("IUMG"), is a B.V.I. corporation with administrative offices in Geneva Switzerland. The assets of Marbury Trading Corporation ("MTC") and Bearhill Limited ("BHL") were rolled over into IUMG following IUMG's incorporation in December 1999.

The business of IUMG is two-fold:

 a) To take debt and equity positions in companies for which InterUnion acts directly or through its investment banking subsidiary for the purpose of restructuring, merger or acquisition. Such investments can be carried from a few months up to five years depending on the complexity of the transaction. Although IUMG's, and therefore the Company's interest in the reorganized companies can be substantial at times, the objectives is either to dispose of its interest over time or reduce it to a minority position upon completing its mandate. For the year ended March 31, 2000, IUMG had an investment in Receptagen Ltd, a Canadian based company. The Company's interest in Receptagen was written down to market resulting in an unrealized loss of $1,251,334 in the year ended March 31, 2000.

 b) IUMG owns the proprietary rights to certain computer software known as ITM Software, which is a computer software program used to generate buy and sell signals with respect to any stock market monitored. The forecasting technique used by the ITM market timing model involves general market indicators, interest rates and monetary analysis, market perception indicators, and various statistical data to detect trends. Until March 31, 1999, the Company was amortising the ITM Software at a rate of $192,444 per annum. However, due to an uncertain future of the software and its inability to produce an identifiable cash flow in the near future, the Company decided to depreciate the ITM Software fully, resulting in an additional depreciation cost of $817,889. The Company will update and maintain the software and sell it when a suitable offer to purchase is received.

(3)  INVESTMENT MANAGEMENT

The Company's primary interest in the investment management business is through its 44% ownership of IUAM based in Toronto, Canada. IUAM's investment management activities are carried out through Guardian Timing Services, Inc, Black Investment Management Limited, Leon Frazer, Black & Associates Limited, The Glen Ardith-Frazer Corporation and A.I.L. Investment Services Limited and P.J. Doherty & Associates Ltd. Working Venture Canadian Fund owns the remaining 56%. The above companies, in total, manage about $1.5 billion in assets.

Guardian Timing Services, Inc. ("GTS") is an independent investment and fund management firm located in Toronto, Canada. GTS manages the Canadian Protected Fund, the Protected American Fund and the First America Fund, in addition to being the co-manager of the India Excel Fund. It still uses the proprietary ITM market timing model owned by IUMG, a subsidiary of the Company.

Black Investment Management Limited ("BIM") is an independent investment counsel based in Toronto, Canada, that provides professional management of financial assets for pension funds, corporations, foundations, mutual funds and group investment plans. Mr. Paul Black and Mr. Robert W. Crosbie established BIM in 1973. IUAM has a 53.20% interest in BIM.

Leon Frazer, Black & Associates Limited ("LFB") was established in 1939 and is the second oldest independent counselling and investment management firm in Toronto, Canada. IUAM has a 60.18% direct interest in LFB as well as an additional 9.88% indirect interest through BIM.

The Glen Ardith-Frazer Corporation ("GAF") is an independent investment counsel located in Toronto, Canada that provides discretionary management to both institutional and private clients. On February 29, 2000 GAF merged with LFB.

A.I.L. Investment Services Limited ("AILIS") was recently incorporated in Ontario. The objective of AILIS is to create a full family of mutual funds that is to be managed by affiliated companies within the IUAM Group.

P.J. Doherty & Associates Ltd. ("PJD") is an Ottawa, Canada based investment management firm. In November 1999, IUAM acquired a 75% interest into PJD.

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

COMPETITION

Competition is a part of every business. InterUnion faces competition directly and through its subsidiaries from larger, better-capitalized financial service companies as well as smaller, also better capitalized niche companies. These companies can be commercial/investment/merchant banks, thrift institutions, venture capital firms, etc. In addition, the Company is a minority investor in IUAM, albeit with extensive minority shareholders rights granted under a Shareholders Agreement. The performance of the assets under administration by IUAM and its subsidiaries is a factor that could adversely affect the results of the Company, as poor performance or loss of key portfolio managers may cause clients to move their assets to other investment management companies.

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

The investment management activity of the Company through IUAM should continue to expand as: (i) IUAM has now been converted into a pure Canadian consolidator and (ii) IUAM has the necessary resources to acquire firms either with cash or stock, in a tax efficient manner.

GOVERNMENT REGULATION

The operating activities of the Company are not subject to governmental regulatory agencies, except for:

Credifinance Securities Limited is a member of the Investment Dealers Association of Canada, The Toronto Stock Exchange, The Montreal Exchange and the International Securities Market Association. As such, it is subject to the compliance, rules and regulations of these self-regulatory organisations.

Black Investment Management Limited, The Glen Ardith-Frazer Corporation, Guardian Timing Services Inc., Leon Frazer Black & Associates Limited and P.J. Doherty & Associates Ltd. are regulated by the Ontario Securities Commission.

EMPLOYEES

InterUnion has 14 full time employees within its majority owned subsidiaries.

Item 2  DESCRIPTION OF PROPERTY

The Company does not own real estate.

The Company has leasehold interests in real estate as shown below, and all premises are in good condition.

                                           Gross Area                         Annual Rent
 Lessee & Location of Premises             (Sq. Ft.)          Term            Per Sq. Ft.
 ----------------------------------        ----------   -----------------   ----------------
   InterUnion Financial Corporation            300       Mar. 00-Feb. 01         $17.00
                          Suite 301
                 249 Royal Palm Way
                Palm Beach, Florida

    Credifinance Securities Limited          3,310       Feb. 97-Jan. 02        C$22.00
                         Suite 3303
              130 Adelaide Street W
                   Toronto, Ontario

    Credifinance Securities Limited            927       Jul. 97-Jan. 02        C$15.00
                         Suite 3304
              130 Adelaide Street W
                   Toronto, Ontario


Item 3  LEGAL PROCEEDINGS

Credifinance Securities Limited, an ultimate wholly owned subsidiary of the Company, filed a claim against a client in 1997 for which it had raised a C$15,000,000 convertible debenture, on the Superior Court of Montreal (Quebec). The claim was not contested but was faced with cross demands from two employees of Credifinance Securities Limited for commissions, termination allowance and damages. In compliance with a court order, the total amount of the commission, C$373,920 was placed in an escrow with Montreal Trust. On May 29, 2000, the Superior Court of Montreal (Quebec) rendered a judgement ordering Credifinance Securities Limited to pay C$579,617 plus accrued interest to the cross claimants. The above amount has been fully provided for in the financial statement of the company for the fiscal year ending as of March 31, 2000.

Upon advice from its counsel who has advised that the May 29, 2000 judgement has a strong chance of reversal, Credifinance Securities filed an appeal in the Supreme Court of Quebec, Canada, on June 29, 2000.


Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, there was no matter brought to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  MARKET INFORMATION

The issuer's common equity is traded on the NASD OTC Bulletin Board under the symbol: IUFC.

The high and low sale prices for each quarter within the last two fiscal years are as follows.

 Period               Open                 High                  Low                  Close
 ------               ----                 ----                  ---                  -----
 FY99 Qtr 1          $ 3.50               $ 4.75                $ 3.47               $ 3.75
 FY99 Qtr 2            4.12                 5.75                  4.00                 4.80
 FY99 Qtr 3            4.75                 4.85                  2.62                 4.06
 FY99 Qtr 4            4.06                 5.12                  4.00                 4.25
 FY00 Qtr 1            1.88                 1.88                  1.50                 1.50
 FY00 Qtr 2            0.84                 0.84                  0.75                 0.75
 FY00 Qtr 3            0.63                 0.63                  0.44                 0.44
 FY00 Qtr 4            0.50                 0.94                  0.47                 0.94

(b)  HOLDERS

The approximate number of holders of record of each class of stock is as follows:


         Class of Stock                                     Number of Holders
         --------------                                     -----------------
         Common Share                                       373
         Class A Preferred                                  1
         Class B Preferred                                  none issued
         Class C Preferred                                  none issued

(c)  DIVIDENDS

The Company has never declared or paid dividends on its common stock or its preferred stock. There are no restrictions, other than state law that may be applicable; those limit the ability to pay out all earnings as dividends. The Board of Directors does not anticipate paying any dividends in the foreseeable future; it intends to retain the earnings which could be distributed, if any, for the operations, expansion and development of its business.

(d)  RECENT SALES OF UNREGISTERED SECURITIES

     (i)   SALES PURSUANT TO REGULATION D

     The Company has not made any sales within the past three (3) years in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, as contained within Regulation D, promulgated by the Securities and Exchange Commission.

     (ii)  SALES PURSUANT TO REGULATION S

     The following sales of Common Stock were made by the Company within the past three (3) years in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended,as contained within Regulation S promulgated by the Securities and Exchange Commission:


         Title of Class      Number of      Price per
           (1)(2)(3)(4)         Shares          Share         Consideration        Commission                   Date
         --------------      ---------      ---------         -------------        ----------        ---------------
             Common (6)        229,453           5.00           1,147,265              Nil                April 1997
             Common (7)         60,000           3.00             180,000              Nil                 June 1997
             Common (8)         15,000           6.00              90,000              Nil               August 1997
             Common (9)        213,194           4.00             852,776              Nil             February 1998
             Common(10)        216,640           3.64             788,569              Nil                April 1998
             Common(11)         17,002           4.00              68,008              Nil                  May 1998
                 Common         35,000           4.00             140,000            7,000                 June 1998
             Common(11)        262,142           4.00           1,048,568              Nil                 July 1998
             Common(11)         10,000           4.00              40,000              Nil             December 1998
             Common(11)        180,000           3.50             630,000           63,000             February 1999
             Common(12)         25,000           3.50              87,500              Nil                March 1999
             Common(11)          1,140           4.00               4,560              Nil                March 1999
             Common (5)        114,500           0.50              57,250              Nil             November 1999
             Common (5)      2,014,198           0.40             805,679              Nil             November 1999


NOTES TO SALES PURSUANT TO REGULATION S
[FN]

(1)  All sales were made directly by the Company as issuer.
(2) The class of persons to whom the Company sold the above-referenced securities were individuals or entities whom the Company had reason to believe were either accredited investors within the meaning of Regulation
     Section 230.501 or were investors having such knowledge and experience in financial and business matters that the purchaser could properly evaluate the risks and merits of the investment.
(3)  All sales as shown above were made to non-U.S. persons.
(4) The company specifically relied upon compliance with Regulation S as promulgated by the Securities and Exchanges Commission. The Company was in compliance with Category 3 of Rule 903 of Regulation S which provides an issuer safe harbour. Under this Category the Company complied with the two general conditions of Rule 903(a) and (b) and to transactional and offering restrictions by the execution of an investor Subscription Agreement, and the placing of the appropriate restrictive legend on the stock certificate(s).
(5) These shares were issued on the conversion of a debenture or in settlement of a note payable.
(6) These shares were issued with regards to the Receptagen restructuring. The consideration was determined by the price of the common stock at the time of the transaction. These shares were given to a non-related party.
(7) These shares were issued upon the exercise of employee stock options, previously granted to Mr. Selwyn J. Kletz.
(8)  These shares were issued upon the exercise of warrants.
(9) These shares were issued in the acquisition of IUAM. The consideration received was 91.55% of all of the issued and outstanding shares of IUAM. The valuation of IUAM was determined by an arms lengths transaction. These shares were given to a non-related party.
(10) These shares were issued in the acquisition of BIM. The consideration received was 45% of all of the issued and outstanding shares of BIM. The valuation of BIM was determined by an arms lengths transaction. These shares were given to a non-related party.
(11) These shares were issued in settlement of an equal amount due to the purchaser of the common stock.
(12) These shares issued for services received from the Chairman of the Company, Mr. Robert Crosbie.

Item 6  MANAGEMENT'S DISCUSSION AND ANALYSIS

(a)  OVERVIEW

InterUnion Financial Corporation ("IUFC" or "InterUnion") was incorporated on February 7, 1994. InterUnion's strategy is to acquire, when possible, a majority interest in financial services businesses. InterUnion and its subsidiaries, (collectively the "Company"), also provides bridge financing or takes equity positions as part of its merchant banking activities. The Company acquires companies or interest in companies for cash but preferably for common shares of the Company with additional incentives for vending shareholders via common share purchase warrants and stock options for management.

In 1999, the Company restructured its interest in its Canadian based investment management activities in order to facilitate the growth strategy in that sector. InterUnion Asset Management, ("IUAM"), which changed its name from Cluster Asset Management in April 1998 and already held The Glen-Ardith Corporation, became the holding company for the Company's interest in the following investment management companies: Guardian Timing Services Inc. ("GTS"); Leon Frazer, Black & Associates Limited ("LFB"); AIL Investment Services ("AILIS") and Black Investment Management Limited ("BIM"). The purpose of the restructuring of IUAM was to pursue acquisitions on a tax effective basis as well as secure an institutional strategic alliance. IUAM issued 878,170 Common Shares (56%) to Working Venture Canadian Fund ("Working Venture") for gross proceeds of C$10 million. On November 19, 1999, IUAM acquired a 75% interest into P.J.Doherty & Associates Ltd. ("PJD"), an Ottawa, Canada, based money manager.

The following table is a summary of IUAM's interest in the above mentioned investment management companies:

                         Direct      Indirect      Total    Control
                         ------      --------     -------   --------
BIM                      53.20%        0.00%       53.20%     53.20%
GTS                     100.00%        0.00%      100.00%    100.00%
LFB                      60.18%        9.88%       70.06%     70.06%
AILIS                   100.00%        0.00%      100.00%    100.00%
PJD                      75.00%        0.00%       75.00%     75.00%


Although IUFC's interest in IUAM is 44%, through the Unanimous Shareholders Agreement entered into with Working Venture, the Company has three of the seven seats on the board of Directors as well as certain specific rights. The Company accounts for IUAM on the equity method.

Also in 1999, the Company simplified its corporate organisation chart:
Credifinance Realty Capital Corp. (Ontario), Credifinance Securities Inc. (Florida); Marbury Trading Corp. (BVI) and Bearhill Ltd. (BVI) were dissolved. A new company, InterUnion Merchant Group Inc. ("IUMG") (BVI), took over the assets and liabilities of the dissolved companies as of January 1st, 2000. As of that date as well, the name of I&B Inc. (Delaware) was changed to Credifinance Capital Corp. (Delaware).

Revenues

Revenues are primarily comprised of success fees and work fees. The success fees are earned essentially through mandates relating to the raising of funds. The Company also receives work fees for investment banking activities such as fairness opinions, valuations, sponsorships etc. The Company has been able to better focus on its investment banking activities, which have resulted in increased activity.

Cost of Revenues

The principal elements comprising costs of revenues are commissions and salaries. In general, non administrative personnel are remunerated solely on performance. Commissions paid out are the most important expense and generally vary with the revenues of the Company. Across all of the Company's subsidiaries, the contribution margin (contribution margin is defined as revenues less variable expenses) was 63.2% in fiscal 2000 versus 69.1% in fiscal 1999, excluding IUAM.

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

Interest Expenses

A substantial amount of the debt due to an affiliate has been converted into Common Stock in the third quarter ending December 31, 1999 reducing such expense thereafter.

Gain/Loss on Issuance of Security

The Company had no gain or loss on issuance of security during FY 2000.

Discontinued Operations

In 1999, the Company dissolved the following subsidiaries: Credifinance Realty Corp. (Ontario) and Credifinance Securities Inc. (Florida) which had no activity. During the same year, the Company, through a newly created subsidiary, InterUnion Merchant Group Inc.("IUMG""), (BVI), took over the assets and liabilities of subsidiaries which were dissolved: Marbury Trading Corp. (BVI) and Bearhill Ltd. (BVI).

Losses, Write Downs and Write Offs

In the fiscal year ended March 31, 1999, the Company capitalized certain expenses expensed by IUAM: C$500,000 paid to some of LFB's directors for Management contract and C$210,000 in legal fees incurred by AILISI. The Company's position was based on the C$10,000,000 "strategic investment" made by Working Venture ("AILISI transaction") into IUAM which prompted the Company to accept a lower price giving up control of IUAM, as it was believed that the Management contract and the legal fees paid by IUAM had long term economic value based on the Business Plan presented at the time. During the current fiscal year, it was announced that the marketing of the mutual fund would not be pursued and that IUAM was no longer a "strategic investment" for Working Ventures. In consequence, the Company has decided to write off $463,749.18 (C$710,000) representing the whole cost of the AILISI transaction.

At the beginning of FY2000, the book value of the ITM software was $1,154,666 and the annual amortisation was $192,444. In accordance with GAAP, SFAS No. 121, the value of the software was written off, resulting in an amortisation expense of $1,154,666.

In accordance with GAAP, the Company has decided to write down to Market Value its investment in Receptagen Ltd. ("RCG"), resulting in an Unrealized Loss of $1,251,334. Subsequent to RCG default on the Forbearance Agreement entered with the Company, InterUnion had recognized a gain of $668,986 during the third quarter of FY2000. It was recommended to the Company by its auditors not to recognise that gain until the proceeds under the Note Receivable from News Researches Corp. were realised through repayment of that Note or sale of the underlying security.

Unrecorded Write Ups

An ultimate wholly owned subsidiary of the Company, Credifinance Securities Limited ("CFSL"), is a member seat holder of the Toronto Stock Exchange ("TSE"). In April 2000, the members of the Toronto Stock Exchange voted in favor of the Exchange becoming a corporation: The Toronto Stock Exchange

Inc. ("TSE Inc."). Each member of the TSE has become a shareholder and received 20 shares represent one seat on the Exchange. Subsequent to the decision, KPMG LLP, an independent accounting firm, has prepared a valuation of the TSE Inc. Based on that report, each share of TSE Inc. has been valued at C$120,000 and each seat, represented by 20 shares, at C$2,400,000. All the shareholders of TSE Inc. have agreed not to sell control of their holding in TSE Inc. without prior approval of the Exchange and that no seat can be purchased or sold unless represented by 20 shares of TSE Inc.

Exposure to International Operations

Although all of the Company's revenues are generated in North America, a large percentage of its operating subsidiaries are located in Canada, therefore the Canadian Dollar involves a certain degree of foreign exchange risk. InterUnion does not purchase derivative products and considers North America as its domestic market.

Seasonal

Neither the Company nor its subsidiaries operate in any business which could be affected by changes in season.

(b)  RESULTS OF OPERATIONS

Fiscal 1999 was:
      - The first year the Company raised external financing for a subsidiary.

Fiscal 2000 was:
      - The first year the Company decided to adopt the most conservative approach to its investment and amortisation costs.



Financial highlights are as follows:

                                                  2000              1999             1998
                                               ----------       ----------        ----------
Revenues                                        1,440,371        1,463,884         3,115,407
Loss excluding discontinued operations         (3,599,444)        (390,182)         (819,461)
Discontinued operation                                  0                0           804,174
Net Loss                                       (3,599,444)        (390,182)          (15,287)

Assets                                          9,722,529       29,448,186        48,743,732
Shareholders' Equity                            5,240,538        7,919,650         6,692,432
Working Capital                                 1,303,131        1,773,590          (163,274)
Common Shares Outstanding                       4,243,123        2,114,425         1,654,001
Book Value per Common Share                         1.24              3.67              4.05

Fiscal Year 2000 Compared to Fiscal Year 1999

(1) Overview

Revenues were basically unchanged over fiscal 1999. The total expenses for the year ended March 31, 2000, excluding equity pick-up of IUAM but including one time charge for assets write-down of $2,216,555, was $4,018,315 as compared to $1,847,248 in 1999, representing an increase of $ 2,171,067 or 117.53 %. The
Company's loss from operations increased to $2,577,944 as compared to $383,364 in 1999, representing an increase of $ 2,194,580. The above increase in the loss from operations was due to the following one-time charges totalling $2,216,555: write down in investments

($1,251,334 for Receptagen Ltd.) And one time amortization ($965,221 for the Bearhill Ltd. market timing model).

Additional losses from unconsolidated affiliates, $1,021,500, were due to the Company's 44% equity interest into IUAM

The Company does not expect to record future losses through amortization or write-downs although it expects continued losses from its interest in IUAM.

Earnings per share for fiscal 2000 was a loss of $1.208 versus a loss of $0.21 a year earlier. The average number of common shares outstanding for the year ending March 31, 2000 is 2,980,763 versus 1,855,386 a year earlier.

(2)  Revenues

Revenues remained almost unchanged at $1,440,371 over fiscal 1999 at $1,463,884. If the Company had maintained the recognized gain generated from the sale of the security it held from Receptagen Ltd under the Forbearance Agreement, the revenue would have been increased by $668,986 to $2,108,357. The gain on that sale, upon recommendation from the Company's auditors, will be recognized on the earlier the proceeds under the note receivable of $1,740,000 from News Researches are realised, or the underlying shares are sold for cash or a combination of cash and a note receivable.

(3)  Cost of Revenues

Cost of revenues (Selling, General and Administrative expenditures) for the year decreased by $83,067 or 5.52% to $1,421,892 versus $1,504,959 the previous year. The Company continues to control its costs effectively and intends to continue to reduce non-selling costs.

(4)  Net loss

Net loss for the period was $3,599,444 versus $390,364 the previous year. Losses from operations (revenues less expenses) was $2,577,944 versus $383,364 the year before. The increased operating loss is due to the Company's 44% equity interest in IUAM as well as one time write downs and amortization and depreciation charges. The Company does not expect to record such charges in the future although it can still expect some losses from its equity interest in IUAM.

Basic loss per share was $1.208 versus $0.21 the previous year. Basis weighted average common shares outstanding in Fiscal 2000 was 2,980,763 versus 1,855,386 in Fiscal 1999.


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

Additional, losses from unconsolidated affiliates were due to the Company's interest in Receptagen Ltd. This amount is not expected to continue.

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

(c)  LIQUIDITY AND CAPITAL RESOURCES

In order to meet its growth plans and fund any operating cash requirements, the Company's policy is to issue additional capital stock, when possible. To date the Company has done this either through the issuance of Confidential Private Placement Offerings under Regulation "D" or Regulation "S". The following are details of these private placements during the previous three fiscal years:


Date                           # of Shares             Amount          Type
-----                          -----------           ----------        ----
April 1997                        229,453             1,147,265        Regulation "S"
June 1997                          60,000               180,000        Regulation "S"
August 1997                        15,000                90,000        Regulation "S"
February 1998                     213,194               852,776        Regulation "S"
April 1998                        216,640               788,569        Regulation "S"
May 1998                           17,002                68,008        Regulation "S"
June 1998                          35,000               140,000        Regulation "S"
July 1998                         262,142             1,048,568        Regulation "S"
December 1998                      10,000                40,000        Regulation "S"
February 1999                     180,000               630,000        Regulation "S"
March 1999                         25,000                87,500        Regulation "S"
March 1999                          1,140                 4,560        Regulation "S"
November 1999                     114,500                57,250        Regulation "S"
November 1999                   2,014,198               805,679        Regulation "S"



In addition to the above, IUAM raised C$10 million directly, thereby reducing the Company's interest to 44%. These funds were used to eliminate a bank loan of approximately C$1 million and fund the AILISI transaction, C$500,000. The balance of the funds will be used for acquisitions and operations.

Shareholders received one Right for every four (4) common share. Each Right gave the holder the right to acquire a common share of the Company at $2.80 per share, subject to a minimum of $1,500,000 raised. The Company's controlling shareholder, RIF Capital, had agreed to subscribe on a pro-rata basis. Due to the minimum subscription level not being met, the right offering was not closed.

NASDAQ advised the Company that its application for listing on the Small Cap market was declined, as the minimum bid price per share was not greater than $4.00.

The Company listed its Class A Preferred Shares on the over-the-counter Bulletin Board on August 16, 1999

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

In December, 1999, the Securities Exchange Commission issued Staff Account Bulletin No. 101 - "Revenue Recognition in Financial Statements" (SAB 101). The Company is currently evaluating the effects of the SAB on its method of recognizing revenue. Any account method changes necessary will be made during the next fiscal year.

Concluding Remarks

There are no other known trends, events or uncertainties that may have, or are reasonably likely to have, a material impact on the Company's short-term or long-term liquidity.

In addition, there is no significant income or losses that have risen from the Company's continuing operations that has not been analysed or discussed above. Nor has there been any material change in any line item that is presented on the financial statements that has also not been discussed above.

This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are limited to economic conditions generally and in the industries in which the Company's customers & investee participate in; competition within these industries and that of the Company's, including competition from much larger competitors; technological advances which could render the Company's services less competitive or absolute; failure by the Company successfully to improve its skills or anticipate current or prospective customers' needs; price increases or other limitations by the Company for use or its services and delays, reductions or cancellations of mandates previously placed with the Company.

Item 7   FINANCIAL STATEMENTS

The audited consolidated financial statements for InterUnion Financial Corporation, covering fiscal years ended March 31, 1999 and 1998 are submitted in compliance with the requirements of Item 310 of Regulation S-B.

Item 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective January 17, 2000, the Company retained Mintz & Partners LLP as its new certifying accountants. Mintz & Partners LLP replaced BDO Dunwoody LLP ("BDO") as reported on InterUnion's fiscal 1999 financial statements. The 1999 opinion contained no adverse opinion or disclaimer of opinion, and was not qualified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended by the Company's Audit Committee and approved by the Company's Board of Directors.

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

None of the reportable events described in Item 304(a) (1) (ii) occurred with respect to InterUnion within the last two fiscal years and the subsequent interim period to the date of change. During the last two fiscal years and the subsequent interim period to the date of change, InterUnion did not consult Mintz & Partners LLP regarding any matter or events set forth in Item 304(a) (2)
(i) and (ii) of Regulation S-B.

PART III

Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)  IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS


Name, Municipality of Residence               Age               Length of Service
-------------------------------              ----               ------------------
Robert W. Crosbie                             70                Chairman of the Board and
Toronto, Ontario                                                Appointed Vice-President
                                                                September 3, 1998

Georges Benarroch                             53                Member of the Board and appointed as President and
Paris, France                                                   Chief Financial Officer; March 21, 1994


T. Jack Gary, III                             58                Appointed as Secretary
West Palm Beach, Florida                                        January 30, 1995

Muriel Woodtli                                49                Appointed as Director
Geneva, Switzerland                                             November 22, 1999

Martin Kovnats                                49                Appointed as Vice President
Toronto, Ontario, Canada                                        September 28, 1999

ROBERT W. CROSBIE is the Chairman of the Board of the Company, as well as a member of the Board of InterUnion Asset Management Limited, as a nominee of the Company. Mr. Crosbie was Chairman of the Board of Black Investment Management Limited from 1973 until 1998.

GEORGES BENARROCH is the President, Chief Executive Officer of the Company as well as a Director and Chairman of the Audit Committee. He is also the Chief Executive Officer, and Chairman of the Board of Credifinance Securities Limited, President, Chief Executive Officer, and Chairman of the Board of Credifinance Capital Inc. -- all wholly-owned subsidiaries of the Company and Chairman of the Board of InterUnion Asset Management Limited.

T. JACK GARY, III is the Secretary of the Company. He is Manager of the West Palm Beach, Florida, office of Raymond James & Associates, a national brokerage firm, having held that position since 1995 as well as a Director of the Board. Mr. Gary will devote the time required to fulfil his duties as Secretary at InterUnion.

MURIEL WOODTLI served as a Director of the Company. She is a legal assistant in Geneva, Switzerland. Ms. Woodtli's duties for InterUnion will be limited to her participation at Board Meetings and as a member of the Audit Committee.

MARTIN KOVNATS is the Vice President of the Company and is a member of the Board of InterUnion Asset Management Limited, as a nominee of the Company. He is appointed as an officer of the Company for a period of one year from the date of the appointment on September 28, 1999. He is a partner in Aird & Berlis, a law firm in Toronto.

          (1) No director of InterUnion is currently a director of any other reporting company, with the following exception: Georges Benarroch who is director of Receptagen Limited which is a publicly reporting company in the United States and Canada.

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

Item 10  EXECUTIVE COMPENSATION

(A)  SUMMARY COMPENSATION TABLE


Name and                              Fiscal        Base           Other         Long Term         All other           Total
Principal Position                     Year        Salary          Bonus        Compensation     Compensation       Compensation
------------------                    ------       ------          -----       --------------    ------------       ------------
Georges Benarroch                      2000          None            None            None          $13,387(1)          $ 13,387
President & CEO                        1999          None            None            None          $30,000(1)          $ 30,000
                                       1998          None            None            None          $30,000(1)          $ 30,000

Robert W. Crosbie                      2000          None            None            None             None                   --
                                       1999       $18,230(2)      $87,500(3)         None          $83,044(2)          $188,774
                                       1998       $45,885(2)         None            None          $27,097(2)          $ 72,982


T. Jack Gary                           2000          None            None            None             None                 None
Corporate                              1999          None            None         $42,500(5)          None             $ 42,500
Secretary                              1998          None            None            None             None                 None

Martin Kovnats                         2000          None            None            None          $12,388(4)          $ 12,388
Vice-President                         1999          None            None            None             None                 None
                                       1998          None            None            None             None                 None

[FN]
(1)  Represents life, disability and medical insurance and certain expenses.
(2) Paid by Black Investment Management Limited, a subsidiary of IUAM, for services unrelated to those offered to InterUnion Financial Corporation.
(3)  Represents 25,000 Common Shares of the Company.
(4) Mr. Martin Kovnats is a Vice President of IUFC. He is IUFC's nominee on the Board of IUAM. The amount indicated is paid directly to his firm, Aird & Berlis, for the time spent on IUFC business.
(5) Represents 50,000 stock option with an expiry date of September 3, 2001 and an exercise price of $4.00 per share.


(B)  ALL COMPENSATION COVERED

The Company has no formal options, warrants, SARs, long-term incentive plans, pension or profit sharing plans, or other compensation plans, in effect regarding any employees of the Company.

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

Section 14 of ARTICLE III of the By-Laws of InterUnion provides that directors do not receive any stated salary for their services as directors. However, by board resolution, a fixed fee and expenses of attendance may be allowed for each meeting. These limitations do not affect compensation for a person serving as an officer or otherwise for the Company and receiving compensation therefor. The Company's Board of Directors has approved payment of $1,200 and $1,750 respectively for the services of each of its independent directors for the fiscal year ending March 31, 1999 and 2000.

Item 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following persons (including any group as defined in Regulation S-B, Section 228.403) are known to InterUnion Financial Corporation, as the issuer, to be the beneficial owner of more than five percent (5%) of any class of the said issuer's voting securities.


Title of                 Name and Address of                      Amount and Nature of        Percentage
Class                    Beneficial Owner                         Beneficial Owner            of Class
-----------              ---------------------------              ---------------------       -----------
Common                   RIF Capital Inc.(1)                               2,462,847              58.04%
                         The Financial Services Centre
                         Bishop's Court Hill, PO Box 111
                         St. Michael, Barbados, WI

Common                   William Tynkaluk &                                  259,142               6.11%
                         George Frazer
                         8 King St. East
                         Toronto, Ontario
                         Canada

Common                   Financiera Hispano-Suiza, SA                        243,750               5.74%
                         10 Rue Pierre-Fatio
                         Geneva, Switzerland  CH1204

                                                                 Total     2,965,739              69.90%

Preferred A              RIF Capital Inc.(1)                               1,500,000              100.0%
                         The Financial Services Centre
                         Bishop's Court Hill, PO Box 111
                         St. Michael, Barbados, WI

[FN]


(1) RIF Capital Inc. is wholly owned by Central Investment Trust. Safeguardian Limited is the sole protector of Central Investment Trust and is neither a beneficiary of the Trust or its subsidiaries.


(b)  SECURITY OWNERSHIP OF MANAGEMENT

On June 26,2000, RIF Capital Inc., the controlling shareholder of the Company, has advised the Company that it has agreed to sell 1,500,000 Preferred Class A shares of InterUnion Financial Corporation stock, representing all the issued and outstanding Preferred Class A shares, to Sovereign Depository Corporation, a Nevada C Corporation through a private transaction expected to close in July 2000. If and when this proposed transaction closes, RIF Capital Inc., will hold no Preferred Class A shares of the Company and will hold 2,462,847 Common Shares of the Company representing 58.04% of the issued and outstanding Common Share of the Company.

The following information lists, as to each class, equity securities beneficially owned by all directors and nominees, and of the directors and nominees of the issuer, as a group.

Title of                 Name and Address of                      Amount and Nature of        Percentage
Class                    Beneficial Owner                         Beneficial Owner            of Class
-----------              ---------------------------              ---------------------       -----------
Common                   Safeguardian Limited                                2,462,847           58.04%
                         PO Box 316                                            Trustee
                         Jardine House                                (voting power of
                         1 Hesley Street                            Central Investment
                         St. Helier, Jersey, UK JE4 8UD                        Trust)

Common                   Robert W. Crosbie                                     78,508             1.80%
                         110 Yonge Street, #1701
                         Toronto, Ontario
                         Canada M5C 1T4

Common                   Martin Kovnats                                            --             0.00%
                         BCE Place, Suite 1800,
                         181 Bay Street, Toronto, Ontario
                         Canada.

Common                   Georges Benarroch                                         --             0.00%
                         68 rue Spontini
                         Paris, France 75016

Common                   T. Jack Gary, III                                         --             0.00%
                         515 North Flagler Drive, #1500
                         West Palm Beach, Florida 33401

Preferred A              Safeguardian Limited                               1,500,000            100.0%
                         PO Box 316                                           Trustee
                         Jardine House                               (voting power of
                         1 Hesley Street                           Central Investment
                         St. Helier, Jersey, UK JE4 8UD                        Trust)

Common                   Directors and Executive Officers                     78,508             1.80%
                         as a group (4 people)

Preferred A              Directors and Executive Officers                  1,500,000            100.0%
                         as a group (1 person)


NOTE TO (A) AND (B): As to the beneficial owner(s) of the securities listed above in (a) and

(b), no such owner has any right to acquire within sixty (60) days or otherwise, the right to acquire shares from options, warrants, rights, conversion privileges or similar obligations.

(c)  CHANGES IN CONTROL

On June 26, 2000, RIF Capital Inc., the controlling shareholder of the Company, advised the Company that RIF had agreed to sell 1,500,000 Class A Preferred shares of InterUnion Financial Corporation stock, representing all the issued and outstanding Class A Preferred shares, to Sovereign Depository Corporation, a Nevada "C" Corporation, through a private transaction expected to close in July, 2000. If and when the proposed transaction closes, RIF Capital Inc. will hold no Class A Preferred shares of the Company and will hold 2,462,847 Common shares of the Company representing 58.04% of the issued and outstanding Common shares of the Company.

Item 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 2000 the Company and IUAM were not involved in any related party transaction. However, during fiscal 1999 the Company and IUAM were involved in the following related party transactions:

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


Item 13  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits


Exhibit                                                                                                       Page
Table Number          Exhibit Name                                                                           Number
------------          ------------                                                                           ------
(2)(i)                Unanimous Consent in Lieu of The First Meeting of the Board of Directors of AU 'N         +
                      AG, INC. (A Delaware Corporation)

(2)(ii)               Pre-Organization Subscription and Letter of Non-Distributive Intent                       +

(2)(iii)              Plan and Agreement of Merger                                                              +


(2)(iv)               Certificate of Merger, dated February 15, 1994                                             +

(3)(i)                Certificate of Incorporation of AU 'N AG, INC. Dated February 15, 1994                     +

(3)(ii)               Certificate of Amendment of Certificate of Incorporation of AU 'N  AG, INC. Dated          +
                      April 11, 1994

(3)(iii)              Certificate of Amendment of Certificate of Incorporation of AU 'N  AG, INC. Dated          +
                      April 11, 1994

(3)(iv)               Bylaws of InterUnion Financial Corporation                                                 +

(4)                   Instruments Defining the Rights of Security Holders Including Indentures                   +

(21)                  Subsidiaries of InterUnion                                                                 E-1

(27)                  Financial Data Schedule                                                                    E-2

[FN]
+ Incorporated by reference to the Company's Registration Statement on Form 10-KSB filed on June 20, 1997.

(b)  Reports on Form 8-K Subsequent to the Third Quarter



Exhibit                                                                                                       Page
Table Number          Exhibit Name                                                                           Number
------------          ------------                                                                           ------
(10)                  Working Venture Canadian Fund's Investment in InterUnion Asset Management Limited        ++

(16)                  Letter on change in certifying accountant                                                +++

[FN]
++ Incorporated by reference to the Company's Registration Statement on Form 8-K filed on March 16, 1999.

+++ Incorporated by reference to the Company's Registration Statement on Form 8-K filed on April 27 1999 and May 6,1999.


SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INTERUNION FINANCIAL CORPORATION

Date: June 30, 2000                    By: /s/
                                           ---------------------------------
                                       Georges Benarroch
                                       President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities on the dates indicated.


Signature                                                   Title                            Date
------------------------------               --------------------------------------       -------------

/s/                                                                                       June 30, 2000
------------------------------               --------------------------------------
Georges Benarroch                            President and Chief Executive Officer

/s/                                                                                       June 30, 2000
------------------------------               --------------------------------------
Muriel Woodtli                                 Director


================================================================================
                                                INTERUNION FINANCIAL CORPORATION

                                               CONSOLIDATED FINANCIAL STATEMENTS



================================================================================
                                                         MARCH 31, 2000 and 1999
================================================================================

                        INTERUNION FINANCIAL CORPORATION
                             MARCH 31, 2000 and 1999
                                    CONTENTS


                                                                            Page
                                                                            ----
Independent Auditor's Reports:
      March 31, 2000 - Mintz & Partners LLP                                  F-2
      March 31, 1999 - B.D.O. Dunwoody LLP                                   F-3
      Consolidated Financial Statements:
      Consolidated Balance Sheets                                            F-4
      Consolidated Statements of Operations                                  F-6
      Consolidated Statements of Shareholders' Equity                        F-7
      Consolidated Statements of Cash Flows                                  F-8
      Notes to Consolidated Financial Statements                     F-9 To F-23

================================================================================
                          INDEPENDENT AUDITORS' REPORT
================================================================================

To The Directors and Shareholders of
InterUnion Financial Corporation


We have audited the accompanying consolidated balance sheet of InterUnion Financial Corporation as of March 31, 2000, and the consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterUnion Financial Corporation as of March 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States.





/s/_________________
Mintz & Partners LLP
Chartered Accountants

Toronto, Canada
June 2, 2000

================================================================================
                          INDEPENDENT AUDITORS' REPORT
================================================================================


To The Directors and Shareholders,
InterUnion Financial Corporation



We have audited the accompanying consolidated balance sheet of InterUnion Financial Corporation as of March 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterUnion Financial Corporation as of March 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States.









/s/_______________
BDO Dunwoody LLP
Chartered Accounts
Toronto, Canada
May 27, 1999

                        INTERUNION FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
================================================================================

AS AT MARCH 31                                                                             2000                  1999
--------------                                                                          -----------           -----------
                                                         A S S E T S
CURRENT ASSETS

    Cash and cash equivalents                                                           $   441,884           $   285,706
    Marketable securities                         (Note 3)                                   32,520            19,885,302
    Due from brokers and dealers                                                          3,237,515                    --
    Due from clients                                                                        180,855                93,183
    Accounts receivables                                                                    168,506               690,374
    Receivable from Affiliates                                                               27,555                    --
    Loan receivable                                                                          59,495                    --
    Refundable income taxes                                                                   6,709                 5,046
    Prepaid expenses and other current assets                                                22,938                25,772
    Notes receivable, current portion                                                     1,001,414               973,315
                                                                                         ----------           -----------
                  Total current assets                                                    5,179,391            21,958,698
                                                                                         ----------           -----------
NON-CURRENT ASSETS
    Property & equipment, net                     (Note 4)                                   42,679             1,199,953
    Notes receivable, non-current portion         (Note 5)                                  783,286               619,992
    Other long-term assets                        (Note 20 & 21)                             77,493                77,651
    Investment in unconsolidated companies        (Note 7 & 19)                           3,639,680             5,591,892
                                                                                         ----------           -----------
                  Total non-current assets                                                4,543,138             7,489,488
                                                                                         ----------           -----------
                  TOTAL ASSETS                                                           $9,722,529           $29,448,186
                                                                                         ==========           ===========

================================================================================
                 See Notes to Consolidated Financial Statements              F-4

                        INTERUNION FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

AS AT MARCH 31,                                                                            2000                  1999
---------------                                                                         -----------           -----------
                                                    L I A B I L I T I E S

CURRENT LIABILITIES
    Due to brokers and dealers                                                          $        --           $18,899,072
    Due to clients                                                                        3,247,166               979,783
    Accounts payable and accrued liabilities                                                433,157               253,476
    Due to affiliates                                                                       168,382                    --
    Notes payable, current portion                     (Note 6)                                  --               776,213
                                                                                        -----------           -----------
                  Total current liabilities                                               3,848,705            20,908,544
NOTES PAYABLE, LONG-TERM PORTION  (Note 6)                                                  633,286               619,992
                                                                                        -----------           -----------
                  Total liabilities                                                       4,481,991            21,528,536
                                                                                        -----------           -----------


                                                    SHAREHOLDERS'  EQUITY

CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL    (Note 8 & 18)
    Class A Preferred Stock, $0.10 par value
         Authorized - 1,500,000 shares
         Issued and outstanding - 1,500,000                                                 150,000               150,000
    Class B Preferred Stock, $0.10 par value
         Authorized - 1,000 shares
         Issued and outstanding - None                                                           --                    --
    Class C Preferred Stock, $0.10 par value
         Authorized - 1,000 shares
         Issued and outstanding - None                                                           --                    --
    Common Stock, $0.001 par value
         Authorized -5,000,000 in 2000 and 1999
         Issued and outstanding - 4,243,123 in 2000; 2,114,425 in 1999                        4,243                 2,114
    Additional Paid-In Capital                                                           10,612,050             9,750,249
CUMULATIVE TRANSLATION ADJUSTMENT                                                            37,439               (18,963)

ACCUMULATED DEFICIT                                                                      (5,563,194)           (1,963,750)
                                                                                        -----------           -----------
                  Total shareholders' equity                                              5,240,538             7,919,650
                                                                                        -----------           -----------
Total Liabilities and Shareholders' Equity                                              $ 9,722,529           $29,448,186
                                                                                        ===========           ===========


================================================================================
                   See Notes to Consolidated Financial Statements            F-5

                        INTERUNION FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

FOR THE YEARS ENDED MARCH 31,                                                               2000                  1999
-----------------------------                                                           -----------           -----------
REVENUES
    Investment Banking                                                                  $ 1,377,368           $ 1,348,466
    Interest Income                                                                          63,003               115,418
                                                                                        -----------           -----------
                                                                                          1,440,371             1,463,884
                                                                                        -----------           -----------
EXPENSES
    Selling, General and Administrative                                                   1,421,892             1,504,959
    Amortization and Depreciation            (Note 15)                                    1,165,392               200,171
    Foreign Exchange Loss (Gain)                                                              3,521              (104,493)
    Write-down of Investment                   (Note 16)                                  1,251,334                     -
    Interest                                                                                176,176               246,611
                                                                                        -----------           -----------
                                                                                          4,018,315             1,847,248
                                                                                        -----------           -----------

LOSS BEFORE GAIN ON SALE ON ISSUANCE OF SECURITY BY SUBSIDIARY
AND EQUITY IN NET LOSSES OF UNCONSOLIDATED AFFILIATES                                    (2,577,944)             (383,364)

GAIN ON SALE ON ISSUANCE OF SECURITY BY SUBSIDIARY                                                -               486,099

EQUITY IN NET LOSSES OF UNCONSOLIDATED AFFILIATES                                        (1,021,500)             (492,917)
                                                                                        -----------           -----------
NET LOSS FOR THE YEAR                                                                   $(3,599,444)          $  (390,182)
                                                                                        ===========           ===========

LOSS PER COMMON SHARE - Basic and Diluted
    Weighted average common shares outstanding                                            2,980,763             1,855,386
    Loss per share                                                                           (1.208)               (0.210)


================================================================================
              See Notes to Consolidated Financial Statements                 F-6

                        INTERUNION FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
================================================================================


FOR THE YEARS ENDED MARCH 31, 2000 AND 1999


                                                          Number                           Additional           Share
                                                            of                               Paid-in           Capital
                                                          Shares              Amount         Capital           Totals
                                                         ---------          -----------   -------------     ------------

Preferred Shares
    Balances,
      March 31, 2000 & 1999                              1,500,000           $150,000      $        -            $150,000
                                                         =========           ========      ==========           =========
Common Shares
    Balance, March 31, 1998                              1,654,001              1,654       8,119,397           8,121,051
    Issued during the year
      Net of issue costs                                    35,000                 35         132,965             133,000
      Investments                                           48,366                 48         193,416             193,464
      In cancellation of debt                              411,918                412       1,494,648           1,495,060
      For services                                          35,000                 35         127,465             127,500
      Cancellation                                         (69,860)               (70)       (317,642)           (317,712)
                                                         ---------           --------      ----------           ---------
    Balance, March 31, 1999                              2,114,425              2,114       9,750,249           9,752,363
    Issued during the year
      In cancellation of debt                            2,128,698              2,129         861,801             863,930
                                                         ---------           --------      ----------           ---------
    Balance, March 31, 2000                              4,243,123             $4,243   $  10,612,050     $    10,616,293
                                                         ---------           --------      ----------           ---------





                                                                         Cumulative
                                                                           Foreign
                                                                          Currency
Deficit and Foreign currency                                             Translation                        Comprehensive
Translation adjustment                                                   Adjustment          Deficit           Income
----------------------------                                            ------------      ------------    ------------------

    Balance, March 31, 1998                                             $     (5,051)     $ (1,573,568)       $    11,141
                                                                                                              -----------
    Foreign currency translation adjustment                                  (13,912)                -            (13,912)
    Net loss for fiscal 1999                                                       -          (390,182)          (390,182)
                                                                        ------------      ------------        -----------
    Balance, March 31, 1999                                                  (18,963)       (1,963,750)          (404,094)

    Translation adjustment                                                    56,402                -              56,402
    Net loss for fiscal 2000                                                       -        (3,599,444)        (3,599,444)
                                                                        ------------      ------------        -----------
    Balance, March 31, 2000                                             $     37,439      $ (5,563,194)       $(3,947,136)
                                                                       =============      ============        ===========



================================================================================
              See Notes to Consolidated Financial Statements                 F-7

                        INTERUNION FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================


FOR THE YEARS ENDED MARCH 31,                                                               2000                 1999
-----------------------------                                                          ----------------      -------------




CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                              $   (3,599,444)       $   (390,182)
    Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities
      Depreciation and Amortisation                                                          1,165,392             200,171
      Equity and net loss on investments                                                     1,021,500             492,917
      Gain on sale of securities by subsidiary                                                       -            (486,099)
      Non cash compensation                                                                          -              87,500
      Non cash operating expenses                                                              387,633              40,000
      Unrealised loss (gain) in marketable securities and investment                         1,255,987             (11,814)
                                                                                        --------------      --------------
                                                                                               231,068             (67,507)
                                                                                        --------------      --------------
Changes in operating assets and liabilities net of effects from the 1999 purchase/divestiture of InterUnion Asset Management Limited
      Increase (decrease) in due to/from brokers and dealers, net                          (22,136,587)        (15,762,238)
      Decrease (increase) in due to/from client, net                                         2,179,710          (1,455,276)
      Decrease in marketable securities                                                     19,852,782          15,242,302
      Increase in accounts receivable and other assets                                         463,545             124,263
      Decrease in accounts payable and accrued liabilities                                    (428,150)           (572,359)
                                                                                        --------------      --------------
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES                                      162,368          (2,490,815)
                                                                                        --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds on issuance of capital stock                                                      -             133,000
      Proceeds of due to related parties                                                             -             771,109
      Repayment of notes payable                                                                     -            (103,448)
                                                                                        --------------      --------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                                      -             800,661
                                                                                        --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment, net                                                   (6,190)             (7,438)
      Purchase of long-term investments, net                                                         -            (437,363)
      Cash divested on sale of security by subsidiary                                                -            (195,304)
      Investment in notes receivable                                                                 -            (257,766)
                                                                                        --------------      --------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                                     (6,190)           (897,871)
                                                                                        --------------      --------------
NET INCREASE (DECREASE) IN CASH                                                                156,178          (2,588,025)
CASH AND CASH EQUIVALENTS - Beginning of Year                                                  285,706           2,873,731
                                                                                        --------------      --------------
CASH AND CASH EQUIVALENTS - End of Year                                                 $      441,884      $      285,706
                                                                                        ==============      ==============

For supplemental disclosure information for the Consolidated Statement of Cash flows, see note 14.


================================================================================
              See Notes to Consolidated Financial Statements                 F-8

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
================================================================================


1.   ORGANIZATION AND BASIS OF PRESENTATION

Description of Business: InterUnion Financial Corporation ("IUFC") and its subsidiaries (collectively the "Company") are engaged in financial services with activities in investment banking and securities brokerage business.

Principles of Consolidation: The consolidated financial statements include the accounts of IUFC and all wholly owned and majority owned subsidiaries from their respective dates of acquisition, after the elimination of all significant inter-company transactions and balances. At March 2000, the consolidated subsidiaries of IUFC are Credifinance Capital Inc., Credifinance Securities Limited, Credifinance Capital Corporation and InterUnion Merchant Group Inc. Investments in affiliates, representing 20% to 50% of the ownership, are accounted for under the equity method. Under the equity method, the Company records its proportionate share of income (loss) of the affiliate (net of the amortization of the excess of the purchase price over the net assets acquired) to results of operations, with this amount either added to (deducted from) the cost of the investment. Dividends received from affiliates which are accounted for on the equity basis are deducted from the carrying value of the investment. Equity method affiliates are InterUnion Asset Management Limited and its subsidiaries; Black Investment Management Limited, Guardian Timing Services Limited, Leon Frazer, Black & Associates Limited, The Glen Ardith-Frazer Corporation, and P.J. Doherty & Associates Co. Ltd. Investments in companies representing less than 20% ownership are accounted for under the cost method.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents: Cash and cash equivalents include demand deposits with banks, money market accounts, and other highly liquid short-term investments with original maturities of 90 days or less when acquired. Balances of cash and cash equivalents in financial institutions may at times exceed the government-insured limits.

Marketable Securities: The Company classifies its marketable securities into one of three categories: trading, held to maturity, or available for sale. Trading securities, which are bought and held primarily for the purpose of selling them in the near term, are recorded at fair value with gains and losses included in earnings. Held-to-maturity securities, which are securities that the Company has the ability and the intent to hold until maturity, are recorded at amortized cost and adjusted for amortization or accretion of premiums or discounts. All other investments in marketable securities not classified as either trading or held-to-maturity are classified as available-for-sale and are reported at fair value. Unrealised gains and losses on securities classified as available for sale are reported as a separate component of shareholders' equity until realized. Market values of marketable securities are based on the last day of the fiscal year. A decline in market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

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

==============================================================================
/Continued...                                                              F-9

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
================================================================================

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

     Property and Equipment: Property and equipment are stated at cost less accumulated amortization. Amortization is computed using straight line and accelerated methods over the estimated useful lives of the asset. The Company evaluates its property and equipment on a yearly basis.

     Other Long Term Assets: Stock exchange seats are recorded at cost and are included in other long-term assets. Declines in market value are only recorded when there is an indication of permanent decline in value. The Company evaluates its long term assets on a yearly basis. Any impairment in the value of the long term assets is provided in the year an asset is considered impaired.

     Long-lived Assets: As prescribed by the Statement of Financial Accounting
(SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", the Company assesses the recoverability of its long-lived assets by determining whether the asset balance can be recovered over the remaining depreciation or amortization period through projected undiscounted future cash flows. Any impairment in the value of the long lived assets is provided in the year the long lived asset is considered impaired

     Fair Value of Financial Assets: The carrying value of cash and cash equivalents, due from (to) clients, accounts receivable, accounts payable, accrued liabilities, notes receivable, notes payable and due to affiliates approximates the fair value. In addition, unless described elsewhere, the carrying value of all financial assets approximate the fair value based on terms and interest rates currently available to the Company.

     Income Recognition: Revenues are recognized once an assignment to provide business and advisory services is completed. Gains and losses resulting from the issuance of shares by affiliate are recorded as income or loss in the year the transaction occurs.

     Impact of New Accounting Pronouncement: In December 1999 the Securities Exchange Commission issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" (SAB 101). The Company is currently evaluating the effects of the SAB on its method of recognising revenue. Any accounting method changes necessary will be made during the next fiscal year.

     Income Taxes: The Company provides for federal and state income taxes currently payable, as well as for those deferred because of timing differences between reporting income and expenses for financial statements purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

The Company and its U.S. subsidiaries file U.S. federal and state income tax returns. Non-U.S. subsidiaries, which are consolidated for financial reporting, file tax returns outside the U.S., and therefore

================================================================================
/Continued...                                                               F-10

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 1999
================================================================================

separate provisions for income taxes have been determined for these entities. Except for return of capital and selected dividends, the Company intends to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes for non-U.S. subsidiaries was required for any year presented.

Translation of Foreign Currencies: In accordance with SFAS No.52, "Foreign Currency Translation", the financial statements of certain subsidiaries of the Company are measured using local currency as the functional currency. Assets and liabilities have been translated at current exchange rates and related revenue and expenses have been translated at average monthly exchange rates. Gains and losses resulting from the translation of subsidiaries' financial statements are included as a separate component of shareholders' equity. Any gains or losses resulting from foreign currency transactions are included in results of operations.

Earnings per Share: Net income (loss) per share is reported in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements of earnings, for all entities with complex capital structures. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion is anti-dilutive. Fully diluted loss per share is not provided, as the effect will be anti-dilutive.

Stock Based Compensation: The Company accounts for employee stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Under APB No. 25, the Company applies the intrinsic value method of accounting. SFAS No. 123, "Accounting for Stock-Based Compensation", prescribes the recognition of compensation expense based on fair value of options determined on the grant date. However, SFAS No. 123 allow companies currently applying APB No. 25 to continue applying the intrinsic value method under APB No. 25. For companies that continue in applying the intrinsic value method, SFAS No. 123 mandates certain pro forma disclosures as if the fair value method had been utilized.

Comprehensive Income: As of April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is net income plus certain items that are recorded directly to shareholders' equity bypassing net income.

Segment Information: In fiscal 1999, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires that the Company disclose its operations in the business segment as viewed by management: which is Investment Banking, which includes its merchant, banking activities and Investment Management. Previously reported segmented information has been restated.

Financial Derivatives and Hedging Activities: In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 was released. For fiscal years beginning after June 2000, the statement requires the accounting and disclosure of gains and losses on certain financial instruments. Management does not believe that this pronouncement will have any significant effect on the Company.

Start-up Costs: SOP 98-5 Accounting for Costs of Start-up Activities requires that pre-operating costs be expensed as incurred. All pre-operating costs incurred during the year or un-amortized balance from prior years are expensed during the year.

Other: All amounts in these financial statements are in United States dollars unless indicated with a "C" to represent Canadian dollar presentation.

================================================================================
/Continued...                                                              F-11

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
================================================================================

3.   MARKETABLE SECURITIES



                                                               Original            Carrying             Market
                                                                 Cost                Value               Value
                                                            ---------------     ---------------    ----------------
As of March 31, 2000
               Trading securities                           $        37,308     $        32,520    $         32,520
               Available for Sale                                        --                  --                  --
               Held to maturity                                          --                  --                  --
                                                            ---------------     ---------------    ----------------
               Total                                        $        37,308    $         32,520    $         32,520
                                                            ===============    ================    ================
As of March 31, 1999
               Trading securities                           $    19,932,518     $    19,885,302    $     19,885,302
               Available for Sale                                        --                  --                  --
               Held to maturity                                          --                  --                  --
                                                            ---------------     ---------------    ----------------
               Total                                        $    19,932,518    $     19,885,302    $     19,885,302
                                                            ===============    ================    ================

The majority of marketable securities are pledged as security to the due to brokers and dealers.


         For the year ending March 31,                                               2000                1999
         -----------------------------                                          ---------------    --------------
Proceeds from securities classified as available for sale                       $            --    $           --
Gross realised gains (losses) from securities
classified as available for sale                                                             --                --
Gross realised gains (losses) due to change
in classification to trading from available for sale                                         --                --
Change in net unrealised gains (losses)
on available for sale securities                                                             --                --
Change in net unrealised gains (losses) on trading
securities included in revenues                                                           4,654           (11,814)




4.   PROPERTY AND EQUIPMENT


                                                                                            March 31
                                                                                -----------------------------------
                                                                                      2000               1999
                                                                                ---------------    ----------------
Computer hardware and software                                                  $        41,920    $         82,120
ITM Computer software                                                                 1,924,443           1,924,443
Furniture, fixtures and equipment                                                        32,163              58,409
Leasehold improvements                                                                    1,735               1,735
                                                                                ---------------    ----------------
        Total cost                                                               $    2,000,261    $      2,066,707
Less: accumulated amortization                                                        1,957,582             866,754
                                                                                ---------------    ----------------
                                                                                $        42,679    $      1,199,953
                                                                                ===============    ================



Amortization expense amounted to $1,165,392 (Note 15) and $200,171, respectively, for the years ended March 31, 2000 and 1999.


================================================================================
/Continued...                                                               F-12

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
================================================================================

5.   NOTES RECEIVABLE


                                                                                             2000              1999
                                                                                        -------------     --------------

    Note receivable from Receptagen Ltd., an investee, with no minimum periodic
    Payment, due June 30, 1999 plus interest at the rate of
    11%, loan is collateralised by a pledge on all assets                               $           -     $     973,315
    Note receivable from Receptagen Ltd., an investee, with no minimum
    Periodic payment, no maturity and no rate of interest                                     633,286           619,992
    Note receivable from Finance Research & Development Trust
    with no minimum periodic payment, no maturity and no rate of  interest                    150,000                 -
    Note receivable from New Researches Corp.
    with no minimum periodic payment, due November 30, 2004,
    with no interest.  This note is collateralised by 1,740,000 shares of common stock of B-Twelve Inc. which is discounted for $69,600
    for one year @ 6% per annum.                                                            1,001,414                 -
                                                                                        -------------     -------------
                                                                                            1,784,700         1,593,307
                   Less: current portion                                                    1,001,414           973,315
                                                                                        -------------     -------------
                   Non-current portion                                                  $     783,286     $     619,992
                                                                                        =============     =============



6.  NOTES PAYABLE

                                                                                             2000                   1999
                                                                                      -----------------         -------------
    Note payable to a related party in the amount of C$75,000 plus
    interest at the rate of 9%, due July 31, 1999                                       $      -                $     52,777
    Note payable to a related party in the amount of $695,000 plus
    interest at the rate of 11%, due July 31, 1999                                             -                     723,436
    Note payable to the co developer  of Receptagen Ltd's research with
    no minimum periodic payment, no maturity and no rate of interest                     633,286                     619,992
                                                                                        --------                ------------
                                                                                         633,286                   1,396,205
              Less: current portion                                                            -                     776,213
                                                                                        --------                ------------
              Long-term portion                                                         $633,286                $    619,992
                                                                                        ========                ============







================================================================================
/Continued...                                                               F-13

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
================================================================================

7.   EQUITY INVESTMENT IN INTERUNION ASSET MANAGEMENT LIMITED


    On January 25th, 1999, the Company reorganised its investment management interest in order to have them all under one holding company, InterUnion Asset Management Limited ("IUAM"). The Company's interest at the time of the reorganisation were:

                                                                            Directly              Indirectly
                                                                            --------              ----------
         Black Investment Management Limited                                  45.0%                   -
         Guardian Timing Services Limited                                    100.0%                   -
         Leon, Frazer, Black & Associates Ltd.                                33.3%                  14.4%
         The Glen Ardith-Frazer Corporation                                  100.0%                   -

    Thereafter, IUAM issued 310,010 convertible preferred shares for C$5,000,000 to Working Ventures Canadian Fund ("WVCF"). Each of these shares was exchangeable into one common share of IUAM, thus reducing the Company's interest to 69%. This transaction has been recorded as of January 1, 1999.

    On March 9th, 1999, WVCF converted their convertible preferred shares into common shares and subscribed for an additional 569,160 common shares for C$5,000,000, thereby diluting the Company's interest to 44%. This transaction has been accounted for as of March 31, 1999.

    On April 13, 1999, IUAM acquired an additional 5,978 common shares of Black Investment Management Limited (BIM) for C$209,230 in cash bringing their interest in BIM up to 50.5%.

     The following is summarised information from IUAM's Audited Consolidated Financial Statements


                                                                March 31, 2000            March 31, 1999
                                                                --------------            --------------
         Current assets                                            2,129,414                   5,990,243
         Non-current assets, excluding goodwill                    1,947,468                     354,832
         Goodwill                                                  8,763,090                   5,432,327
         Current liabilities                                         548,810                     765,506
         Non-current liabilities                                   2,632,847                     331,652
         Minority interests                                          208,229                     154,542
         Revenues                                                  3,628,502                   3,272,158
         Expenses                                                  4,302,810                   4,066,241
         Income from continuing operations                        (1,287,921)                   (583,594)
         Net Income                                               (1,150,653)                   (430,008)


     Information as to this and other uncosolidated investments is included at
     Note 19.

================================================================================
/Continued...                                                               F-14

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
================================================================================


8.   CAPITAL STOCK

     On September 4, 1999, the shareholders voted to increase the authorised number of Common Shares to 5,000,000 from 2,500,000.

     Currently, the number of shares that the Company is authorised to issue under each class of stock are:


1,500,000      Class A Preferred Shares, ($0.10 par value), entitled to 100 votes for every one share issued, annual dividends, if declared by the directors, at a rate of $0.01 per share, non-cumulative.
               In case of liquidation or dissolution of the company, the holder of Class A Preferred Shares shall be entitled to be paid in full the par value of the shares before the holder of the common stock of Class B and C Preferred Stock.

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

5,000,000      Common shares ($0.001 par value); each share has one vote


     During fiscal 2000, the Company issued 2,128,698 shares of Common Stock for $863,930 by cancelling the debt from its controlling shareholder, RIF Capital Inc. (Note 6) and for the repayment of certain notes payable by RIF Capital Inc.

     During fiscal 1999, the Company issued 35,000 shares of Common Stock and 17,500 Common Stock purchase warrants for net proceeds of $133,000 and 21,142 shares of Common Stock as per its debt assumption agreement with Receptagen Ltd at the market price at the time of the agreement. The Company issued 27,224 shares of Common Stock for investments in affiliates, 411,918 shares of common stock for the cancellation of debt in the amount of $1,495,060 and 35,000 shares of Common Stock in lieu of payment for an aggregate amount of $127,500. In addition, the Company cancelled 69,860 shares that it received in reduction of the note receivable amounting to $317,712 from the purchaser of Reeve, Mackay & Associates Ltd, which were acquired in the open market. Value on cancellation was based on the quoted price the day of cancellation.



================================================================================
/Continued...                                                               F-15

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
================================================================================

9.   STOCK OPTIONS

          The Company currently issues stock options at the direction of the Board of Directors. To date, non-qualified stock options have been granted to selected key employees under terms and conditions determined by the Board of Directors at the time the options are issued. Presented below is a summary of stock option plan activity:



                                                                        Wt. Avg.                                Wt. Avg.
                                                                        Exercise            Options             Exercise
                                                        Number            Price           Exercisable             Price
                                                     ------------      -----------      -------------         -----------
         Balance, April 1, 1998                          120,000       $      4.00           120,000          $      4.00
         Cancelled                                       (10,000)             4.00           (10,000)                4.00
         Granted                                         250,000              4.00           250,000                 4.00
                                                     -----------       -----------      ------------          -----------
         Balance, April 1, 1999                          360,000              4.00           360,000                 4.00
         Cancelled                                       (25,000)             4.00           (25,000)                4.00
                                                     -----------       -----------      ------------          -----------
         Balance, March 31, 2000                         335,000       $      4.00           335,000          $      4.00
                                                     ===========       ===========      ============          ===========


         Options outstanding and exercisable at March 31, 2000 are as follows:


                       Outstanding                                                             Exercisable
        ----------------------------------------------------------------------       -------------------------
                                                 Wt. Avg.          Wt. Avg.                           Wt. Avg.
                                    Expiry       Remaining         Remaining                          Exercise
        Price         Number         Date          Life         Exercise Price       Number             Price
        --------      -------      ----------    ---------      --------------       --------        ---------
        $4.00          85,000       Aug. 2001       <1           $   4.00              85,000        $   4.00
         4.00          50,000      Sept. 2003       <3               4.00              50,000            4.00
         4.00         200,000       May  2005       <5               4.00             200,000            4.00



         SFAS No.123 requires entities that account for awards for stock-based compensation to employees in accordance with APB No.25 to present pro forma disclosures of net income and earnings per share as if compensation cost was measured at the date of grant based on fair value of the award. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                                                               1999
                                                                                           -----------
                  Expected life of the option                                              5 - 7 years
                  Risk free interest rate                                                      5.0 %
                  Expected volatility                                                         20.0%
                  Expected dividend yield                                                      0.0 %



         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.



================================================================================
/Continued...                                                               F-16

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
================================================================================



As at March 31, 2000, the shares of IUFC were trading at $ 0.94, which is below the exercise price of the option at $4.00 per share. As a result, the options are out of money, have no intrinsic value, and have no impact on the earnings per share. Had the compensation cost for the Company's stock option plan been recognized based upon the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company's loss from operations and loss per share would have been impacted as indicated in the following table. The Proforma results below reflect only the impact of the options granted. EPS is presented following SFAS No. 128.



                                                                                                        1999
                                                                                             -------------------------
                                                                                             Reported         Proforma
                                                                                             ----------      ---------

Net loss                                                                                      (390,182)      (493,857)
Basic Loss Per Share                                                                             (0.21)         (0.27)
Diluted Loss Per Share                                                                           (0.21)         (0.27)


For fiscal 2000 the Loss Per Share (basic) and loss per share (Fully diluted) are the same due to anti-dilution effect of options.

10.  DISSOLUTIONS AND FORMATION OF A NEW COMPANY:


     In order to make the organizational structure of IUFC simple and cost effective the management with the consent of the Board of Directors and shareholders decided to dissolve the previously wholly owned subsidiaries:
     Credifinance Realty Inc., (Ontario, Canada), Credifinance Securities Inc. (Florida, USA), Bearhill Limited (British Virgin Island) and Marbury Trading Corporation (Panama) in December 1999. In January 2000, a new wholly owned subsidiary , InterUnion Merchant Group Inc. (British Virgin Island), was formed which took over the assets and liabilities of the two dissolved subsidiaries, Bearhill Limited and Marbury Trading Corporation. The above dissolution had no significant impact on the financial statements of the Company.


11.  INCOME TAXES


     IUFC files US Federal income tax returns for its US operations and its US subsidiaries. Separate income tax returns are filed, as locally required, for each of its foreign subsidiaries. The provision for income taxes consists of:


         Year Ended March 31,                                                             2000             1999
         --------------------                                                       -------------    --------------

                Domestic
                Current                                                             $           0    $            0
                Deferred                                                                        0                 0
                Foreign
                Current                                                                         0                 0
                Deferred                                                                        0                 0
                                                                                    -------------    --------------
         Total provision for income taxes                                           $           0    $            0
                                                                                    ==============   ==============


The total provision for income taxes differs from that amount which would be computed by applying the United States federal income tax rate to income (loss) before provision for income taxes. The reasons for these differences are as follows:

================================================================================
/Continued...                                                               F-17

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
================================================================================


Year Ended March 31,                                                   2000                           1999
                                                            -----------------------       -----------------------
                                                              Amount            %            Amount           %
                                                            ----------       ------       ----------       ------
Statutory income tax rate (recovery)                        $ (29,680)       (0.87)       $ (132,700)         (34)
Foreign taxes payable                                               0            0                 0            0
Gain on issuance of security by subsidiary                          0            0           165,000           42
Use of losses carried forward                                  22,250         0.67          (165,000)         (42)
Effect of non-taxable gain on
disposition of subsidiary                                           0            0                 0            0
Non-deductible items                                            5,000          0.1            30,000            8
Other, including valuation                                          0            0                 0            0
Allowance adjustment                                            2,430          0.1           102,700           26
                                                            ---------        -----        ----------         ----
Net taxes (recovery) and effective rate                     $       0            0        $        0            0
                                                            =========        =====        ==========         ====





The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry-forwards. Temporary differences and carry-forwards, which give rise to, deferred tax assets and liabilities are as follows:

                                                          March 31, 2000                     March 31, 1999
                                                  ------------------------------     ----------------------------
                                                    Component        Tax Effect       Component        Tax Effect
                                                  ------------     -------------     ------------     -----------

Net operating losses - domestic                     $   86,000     $     17,500      $   376,000         $150,000
Unrealised gains - domestic                                  0                0                0
Less valuation allowance                               (86,000)         (17,500)        (376,000)        (150,000)
                                                    ----------     ------------      -----------         --------
Net deferred asset                                  $        0     $          0      $         0                0
                                                    ==========     ============      ===========         ========
Net operating losses - foreign                      $  446,800     $    196,000      $   336,000         $134,000
Less valuation allowance                              (446,800)        (196,000)        (336,000)        (134,000)
                                                    ----------     ------------      -----------         --------
         Net deferred asset                         $        0     $          0      $         0         $      0
                                                    ==========     ============      ===========         ========

At March 31, 2000, the Company had cumulative net operating loss carry-forwards of approximately $ 86,000 and $ 446,000 in the United States and Canada, respectively. These amounts will expire in various years through 2015. In addition, the Company has capital loss carry-forward of approximately $624,000 for tax purposes. The related deferred tax asset of $ 624,000 has been completely offset by a valuation allowance. This amount will expire in various years beginning in 2001. The Company has no significant deferred tax liabilities




================================================================================
Continued...                                                                F-18

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
================================================================================



12.  RELATED PARTY TRANSACTIONS


     Directors, officers or employees of the Company may also be officers of and serve on the board of directors of companies in which IUFC or its subsidiaries have invested.

     During the fiscal year ending March 31, 2000, the Company received US $125,000 from RIF Capital, its majority shareholder, as "Fee" for the services rendered.

     During the period ending March 31, 1999, the Company paid an entity owned by a director and officer of IUAM approximately $33,145 directly and $132,582 by IUAM. The Company received $64,950 from the same entity for advisory services for the period ending March 31, 1999. There was no related transaction between the Company and IUAM for the year ended March 31, 2000.

     The Company paid an entity related by common ownership approximately $ nil and $26,500 during fiscal 2000 and 1999 respectively which has been included as rent expense. In turn, this related company has paid an unrelated entity $ nil and $26,500 as rent for these same premises.

     During the year ending March 31, 2000, the wholly owned subsidiaries of the Company received from Receptagen Ltd., an affiliate, in total, US$ 55,259 as fee for certain services provided to it; and US $ 4,139 as a reimbursement for the expense incurred on behalf of Receptagen Ltd. As of March 31, 2000, the Company had US $ 5,310 receivable from Receptagen Ltd.

13.  COMMITMENTS AND CONTINGENCIES

     The Company leases office space under a number of operating leases expiring at various dates through to January 2002. The Company also has a number of commitments with regard to information suppliers that expire at various dates through to January 2005. The total minimum annual rentals, exclusive of additional operating costs, under the leases for the Company's premises or the next five fiscal years are approximately:

                   2001       $  87,000         2004            $  5,000
                   2002          65,000         2005               5,000
                   2003           5,000

     Payments under the above mentioned leases that have been charged to operations for the years ending March 31, 2000 and 1999 amount to $180,212 and $246,597, respectively.

     From time to time the Company is exposed to claims and legal actions in the normal course of business, some of which are initiated by the Company. At March 31, 2000, management believes that any such outstanding issues will be resolved without significantly impairing the financial condition of the Company.

================================================================================
Continued...                                                                F-19

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
================================================================================


14.  SUPPLEMENTAL CASH FLOW DISCLOSURE



     The following is additional information regarding the Consolidated Statement of Cash Flows:


         Supplemental disclosure of cash flow information:                                      2000          1999
                                                                                             ----------    ----------
           Cash paid during the year for interest                                            $    9,237    $  111,887
           Cash paid during the year for income taxes                                             7,178             0

         Supplemental disclosure of non-cash financing and investing:
           Stock issued for long-term investments                                                     0       108,868
           Non-cash consideration received                                                      255,000             0
           Liabilities paid by issuing common stock                                             863,930     1,622,172
           Common stock cancelled                                                                     0       317,712





15.  WRITE DOWN IN PROPERTY & EQUIPMENT:


     As of April 1, 1999, the book value of ITM Software owned by InterUnion Merchant Group Inc., a wholly owned subsidiary of the Company, was $1,154,666. The Company was amortising the above software at a rate of $192,444 per annum. However, due to an uncertain furture of the software and its inability to produce an identifiable cash flow in the near future the Company decided to write it down to zero in the current year. This resulted in an amortisation expense of $ 1,154,666. The Company will update and maintain the software and sell it when a suitable offer to purchase is received.

16.  WRITE DOWN IN INVESTMENT:

     As of April 1, 1999, InterUnion Merchant Group Inc., a wholly owned subsidiary of the Company, had an investment of $1,231,618 in Receptagen Ltd., a Canadian based Company, and the Company had a direct investment of $ $49,805. Due to the uncertain future of Receptagen Ltd., the Company decided to write down value of its investment to market value of Receptagen Ltd. shares as of March 31, 2000. This caused a write down of investment to $ 30,089. Due to this the Company recorded an unrealised loss of $1,251,334.




================================================================================
/Continued...                                                               F-20

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
================================================================================



17.  SEGMENT INFORMATION


     The following tables summaries the revenues, operating income (losses) from continuing operations and identifiable assets by geographical area.

                                                                                            Adjustments
                                                             United                              &
                                             Canada          States            Other        Elimination      Consolidated
                                          ------------    ------------    -------------     ------------   ---------------
For the year ended and as of
  March 31, 2000
Revenue from
  unaffiliated customers                    $  781,770    $    508,501   $     150,100      $         0    $    1,440,371
Revenue from
  Inter-segments
                                            ----------    ------------   -------------      -----------    --------------
Total revenue                                  781,770         508,501         150,100                0         1,440,371
                                            ==========    ============   =============      ===========    ==============

Depreciation
& Amortization                                  10,034         145,025       1,010,333                -         1,165,392
                                            ==========    ============   =============      ===========    ==============
Operating profit                               229,267         385,271      (1,010,233)               0          (395,695)
                                            ==========    ============   =============      ===========    ==============
General corporate
  expenses                                     250,015       1,562,072          50,094                0         1,862,181
Interest expenses, net                          78,070          28,506          69,600                0           176,176
Income from continuing
  Operations before provision
   for income taxes                           (108,853)     (1,350,331)     (2,140,260)               0        (3,599,444)
                                            ==========    ============   =============      ===========    ==============
   Identifiable assets                      $4,263,066    $  8,729,326   $   1,703,934      $(4,973,797)   $    9,722,529
                                            ==========    ============   =============      ===========    ==============

For the year ended and as of March 31, 1999
Revenue from
  unaffiliated customers                    $1,011,995    $    357,468   $      94,421      $         -    $    1,463,884
Revenue from
   Inter-segments                              119,494          42,179               -         (161,673)                -
                                            ----------    ------------   -------------      -----------    --------------
Total revenue                                1,131,489         399,647          94,421         (161,673)        1,463,884
                                            ==========    ============   =============      ===========    ==============
Depreciation
& Amortisation                                   6,997             730         192,444                -           200,171
                                            ==========    ============   =============      ===========    ==============
Operating profit                               256,182         (67,410)       (197,343)               -            (8,571)
                                            ==========    ============   =============      ===========    ==============
General corporate
  expenses                                                                                                        135,000
Interest expenses, net                                                                                            246,611
                                                                                                           --------------
Income from continuing
  Operations before provision
   for income taxes                                                                                              (390,182)
                                                                                                           ==============
Identifiable assets                         $6,506,729    $    751,718   $  22,189,739      $         -    $   29,448,186
                                            ==========    ============   =============      ===========    ==============



================================================================================
/Continued...                                                               F-21

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
================================================================================

18.  SALE OF THE COMPANY'S COMMON SHARES:

In November 1999 the Company sold its Common Shares to its majority shareholder, RIF Capital Inc. at the current market price of the common share on the date of the transaction. 114,500 common share were sold at the rate of $0.50 per share and 2,014,198 shares were sold at the rate of $0.40 per share. RIF Capital Inc., paid $ 863,931 for the above shares by cancelling its debt (principal $765,508 plus accrued interest $98, 423 on it) to the Company.

19.  INVESTMENT IN UNCONSOLIDATED COMPANIES:


It is a Company policy to account of all investments in unconsolidated companies on a cost basis if the investment of the Company is below 20% of equity of the investee company. If the ownership of the equity of the investee company is between 20% to 50% then investment is accounted for on an equity basis. The investment in the unconsolidated companies and their respective ownership are shown below:

Company                             % of Ownership                        Amount of investment
-------                             --------------                    ----------------------------
                                                                       Year 2000        Year 1999
                                                                      ----------        ----------
                                                                           $                 $
Receptagen Ltd.                             22.62%                        30,089         1,281,423
B-Twelve Inc.                                8.80%                       255,000             ----
InterUnion Asset Management Inc.            44.00%                     3,354,590         4,294,719
I & B Partnership                             ----                         -----           15, 750
                                                                       ---------         ---------
                                                                       3,639,680         5,591,892
                                                                       ---------         ---------

There is no difference between the Company's carrying value of the investments and its proportionate interest in the underlying net assets.

20.     LONG TERM ASSETS:

Stock Exchange Seat, TSE                                                $    77,493     $      77,651





================================================================================
/Continued...                                                               F-22

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
================================================================================


21.  EVENTS SUBSEQUENT OT THE BALANCE SHEET DATE:

i)   Cable Satisfaction International


     Credifinance Securities Limited, an ultimate wholly owned subsidiary of the Company, had filed a claim against a client in 1997 for which it had raised a C$ 15,000,000 convertible debenture, on the Superior Court of Montreal (Quebec). The claim was originally not contested. However, the Company faced a claim from two employees of Credifinance Securities Limited for commissions, termination allowance and damages. In compliance with a court order, the total amount of the commission, C$ 373,920 (US $ 249,663) was placed in an escrow with Montreal Trust. On May 29, 2000, the Superior Court of Montreal (Quebec) rendered a judgement ordering Credifinance Securities Limited to pay C$ 579,617 (US$ 387,005) plus accrued interest to the cross claimants. The above amount has been fully provided for and included in the general and administration expenses in the financial statement of the company for the fiscal year ending as of March 31, 2000.

     Upon advice from its counsel who has advised that the May 29, 2000 judgement has a strong chance of reversal, Credifinance Securities has filed an appeal in the Supreme Court in Quebec on June 29, 2000.

ii)  The Toronto Stock Exchange

     Credifinance Securities Limited, an ultimate wholly owned subsidiary of the Company, is a member seat holder of the Toronto Stock Exchange. In April 2000, the member of the Toronto Stock Exchange voted in favour of having the Exchange become a corporation: The Toronto Stock Exchange Inc. (TSE Inc.). Each member of the Toronto Stock Exchange has become a shareholder and 20 shares represent each seat on the Exchange. Subsequent to the decision, KPMG LLP, an independent accounting firm, has prepared a valuation for the TSE Inc. Based on that report, each share of the TSE Inc., has been valued at C$ 120,000 and each seat represented by 20 shares at C$ 2,400,000. All the shareholders of TSE Inc. have agreed not to sell control of their holding in the TSE Inc. without prior approval of the Exchange and that no seat can be purchased or sold unless represented by 20 shares of TSE Inc.

iii) Sale of Shares by Majority Shareholder:

     On June 26, 2000, RIF Capital Inc., the controlling shareholder of the Company, has advised the Company that it has agreed to sell 1,500,000 Preferred Class A shares of InterUnion Financial Corporation stock, representing all the issued and outstanding Preferred Class A shares, to Sovereign Depository Corporation, a Nevada C Corporation through a private transaction expected to close in July 2000. If and when this proposed transaction closes, RIF Capital Inc., will hold no Preferred Class A shares of the Company and will hold 2,462,847 Common Shares of the Company representing 58.04% of the issued and outstanding Common Shares of the Company.




================================================================================
/Continued...                                                               F-23

INTERUNION ASSET MANAGEMENT LIMITED
FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1999 AND MARCH 31, 2000







                                                                        CONTENTS
--------------------------------------------------------------------------------
AUDITORS' REPORT                                                              2

FINANCIAL STATEMENTS

         BALANCE SHEETS                                                       3

         STATEMENTS OF OPERATIONS AND DEFICIT                                 4

         STATEMENTS OF CASH FLOWS                                             5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        6-16

--------------------------------------------------------------------------------

                                                                AUDITORS' REPORT

--------------------------------------------------------------------------------


To the Shareholders of
InterUnion Asset Management Limited


We have audited the consolidated balance sheets of InterUnion Asset Management Limited as at March 31, 2000 and 1999 and the consolidated statements of operations and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in accordance with Canadian generally accepted accounting principles.





(Signed by "BDO Dunwoody LLP")

Chartered Accountants


Toronto, Canada
May 5, 2000

InterUnion Asset Management Limited
Consolidated Balance Sheets
(amounts expressed in Canadian dollars unless otherwise stated)
(as at March 31)
--------------------------------------------------------------------------------

                                                                    2000                   1999
                                                              --------------         --------------
                                     Assets
Current:
  Cash                                                        $      525,621         $    8,135,719
  Marketable securities, at market (note 4)                        1,991,800                209,542
  Accounts receivable and accrued revenue (note 10)                  472,166                610,804
  Prepaid expenses                                                    71,317                 43,768
  Income taxes recoverable                                                --                 26,320
  Future income tax asset                                             26,108                     --
                                                              --------------         --------------
                                                                   3,087,012              9,026,153
Management contracts, net (note 5)                                 2,304,762                500,000
Capital assets, net (note 6)                                         447,006                120,787
Investments, at cost (note 7)                                         71,477                204,477
Goodwill (note 8)                                                 12,703,851              7,694,665
                                                              --------------         --------------
Total assets                                                  $   18,614,108         $   17,546,082
                                                              ==============         ==============
                                  Liabilities
Current:
  Bank indebtedness                                           $       36,853         $      225,695
  Accounts payable and accrued liabilities (note 10)                 542,578              1,026,885
  Current portion of long term debt                                   69,339                 32,400
  Income taxes payable                                               146,840                     --
                                                              --------------         --------------
                                                                     795,610              1,284,980
Deferred revenue and inducements (note 9)                            121,864                176,515
Long term debt (note 11)                                             151,224                222,568
Other liabilities                                                     43,750                     --
Preference shares (note 12)                                        3,500,000                     --
                                                              --------------         --------------
                                                                   4,612,448              1,684,063
                                                              --------------         --------------
Non-controlling interest                                             301,869                494,127
                                                              --------------         --------------
                              Shareholders' Equity
Shareholders' equity:
  Share capital (note 13)                                         16,358,558             16,358,558
  Deficit                                                         (2,658,767)              (990,666)
                                                              --------------         --------------
Total shareholders' equity                                        13,699,791             15,367,892
                                                              --------------         --------------
Total liabilities and shareholders' equity                    $   18,614,108         $   17,546,082
                                                              ==============         ==============


See accompanying notes to consolidated financial statements.

Approved by the Board:

Director (Signed by "Jim Hall")         Director (Signed by "Selwyn J. Kletz")
        -----------------------                 ------------------------------

InterUnion Asset Management Limited
Consolidated Statements of Operations and Deficit
(amounts expressed in Canadian dollars unless otherwise stated)
(for the years ended March 31)
--------------------------------------------------------------------------------

                                                                2000                 1999
                                                         --------------        --------------
Revenue:
  Management fees                                        $    5,316,239        $    4,788,515
  Other income (loss)                                           (56,000)              647,536
                                                         --------------        --------------
                                                              5,260,239             5,436,051
                                                         --------------        --------------

Operating expense
  Commission and incentives                                   1,023,113             1,564,258
  Salaries and benefits                                       2,784,722             2,045,186
  Marketing and advertising                                     435,022               637,613
  Office and general                                          1,460,675             1,206,176
  Professional fees                                             251,932               392,583
  Amortization of management contracts                          195,238
  Amortization of capital assets                                 87,081                31,120
                                                         --------------        --------------
                                                              6,237,783             5,876,936
                                                         --------------        --------------
  Operating loss before undernoted                             (977,544)             (440,885)
                                                         --------------        --------------

Interest expense
  Current                                                        39,328                62,021
  Long term                                                      90,371                20,568
                                                         --------------        --------------
                                                                129,699                82,589
                                                         --------------        --------------
Loss before amortization of goodwill,
non-controlling interest and income taxes                    (1,107,243)             (523,474)
                                                         --------------        --------------
Income taxes (note 14)
  Current income taxes (recovery)                               212,224                (2,081)
  Future income taxes (benefit)                                 (26,108)                   --
                                                         --------------        --------------
                                                                186,116                (2,081)
                                                         --------------        --------------
Loss before amortization of goodwill
and non-controlling interest                                 (1,293,359)             (521,393)
Amortization of goodwill                                        573,740               418,558
                                                         --------------        --------------
Loss before non-controlling interest                         (1,867,099)             (939,951)
Non-controlling interest                                        198,998               (31,396)
                                                         --------------        --------------
Net loss, for the period (note 15)                           (1,668,101)             (971,347)
Deficit, beginning of period                                   (990,666)              (19,319)
                                                         --------------        --------------
Deficit, end of period                                   $   (2,658,767)       $     (990,666)
                                                         ==============        ==============


See accompanying notes to consolidated financial statements.

InterUnion Asset Management Limited
Consolidated Statements of Cash Flows
(amounts expressed in Canadian dollars unless otherwise stated)
(for the years ended March 31)
--------------------------------------------------------------------------------

                                                                           2000               1999
                                                                     -------------       -------------
Cash flows from operating activities
  Net loss                                                           $  (1,668,101)      $    (971,347)

  Adjustments for:
     Amortization of goodwill                                              573,740             418,558
     Amortization of management contracts                                  195,238                  --
     Amortization of capital assets                                         87,081              31,120
     Deferred rent inducements                                                (318)             (7,275)
     Provision for doubtful receivable                                     218,000                  --
     Unrealized loss on investment                                         133,000                  --
     Future income tax asset                                               (26,108)                 --
     Non-controlling interest                                             (198,998)             31,396
  Changes in non-cash working capital
     Decrease (increase) in accounts receivable                             52,677            (579,592)
     Increase (decrease) in accounts payable                              (701,249)            395,238
     Decrease (increase) in income taxes recoverable                        26,320              11,544
     Increase (decrease) in income taxes payable                           132,442                  --
     Other items, net                                                       31,016             218,706
                                                                     -------------       -------------
                                                                        (1,145,260)           (451,652)
                                                                     -------------       -------------
Cash flows from investing activities
  Acquisition of capital assets, net of disposals                         (293,347)            (49,353)
  Acquisitions, net of cash acquired                                    (4,401,304)         (1,523,427)
  Acquisition of marketable securities, net                             (1,253,506)           (209,542)
                                                                     -------------       -------------
                                                                        (5,948,157)         (1,782,322)
                                                                     -------------       -------------
Cash flows from financing activities
  Increase (decrease) in bank indebtedness                                (188,842)            107,660
  Increase (decrease) of deferred revenue
     and inducements                                                      (268,434)             74,665
  Proceeds from long term borrowings                                        32,829             169,868
  Repayments of long term borrowings                                       (67,234)            (32,400)
  Dividend paid to non-controlling
     interest                                                              (25,000)            (21,105)
  Increase in preference share capital                                          --           4,920,534
  Increase in common share capital                                              --           4,920,533
                                                                     -------------       -------------
                                                                          (516,681)         10,139,755
                                                                     -------------       -------------
Net increase (decrease) in cash                                         (7,610,098)          7,905,781
Cash at beginning of period                                              8,135,719             229,938
                                                                     -------------       -------------
Cash at end of period                                                $     525,621       $   8,135,719
                                                                     =============       =============
Supplemental Cash Flows Information
     Interest paid                                                   $      88,571       $      82,589
     Income taxes paid                                                      65,921              32,176
                                                                     =============       =============

See accompanying notes to consolidated financial statements.

InterUnion Asset Management Limited
Notes to Consolidated Financial Statements
March 31, 2000 and March 31,1999
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------


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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   Principles of Consolidation
          These consolidated financial statements include the accounts of InterUnion Asset Management Limited and its subsidiaries. The principal operating subsidiaries are A.I.L. Investment Services Inc., Black Investment Management Ltd., Glen Ardith-Frazer Corporation, Guardian Timing Services Inc., Leon Frazer, Black & Associates Limited, and P.J. Doherty & Associates Co. Ltd. Unless the context implies otherwise, the term "Company" collectively refers to InterUnion Asset Management Limited and all of its subsidiaries.

     b)   Marketable Securities
          Marketable securities are valued at market and unrealized gains and losses are reflected in income.

     c)   Management Contracts
          Management contracts are recorded at cost less accumulated amortization and are amortized on a straight-line basis over periods from 5 to 7 years. The Company assesses the value of its management contracts by considering the future economic benefit associated with the revenue capacity of the related contracted items.

     d)   Capital Assets
          Capital assets are recorded at cost less accumulated amortization. Amortization is provided on the following basis:

          Computer equipment         30% declining balance
          Furniture and fixtures     20% declining balance
          Leasehold improvements     over the term of lease on a straight line basis

     e)   Goodwill
          Goodwill being the excess of cost over assigned values of net assets acquired, is stated at cost less amortization. Amortization is provided on a straight-line basis over periods from 15 to 20 years. The value of goodwill is evaluated regularly by reviewing, among other items, the undiscounted cash flows relating to the returns of the related business, and by taking into account the risk associated with the investment. Any impairment in the value of the goodwill is written off against operations.

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

InterUnion Asset Management Limited
Notes to Consolidated Financial Statements
March 31, 2000 and March 31,1999
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------


     g)   Financial Instruments
          The Company's financial instruments consist of cash, bank indebtedness, marketable securities, accounts receivable, investments, accounts payable and accrued liabilities, due to related parties, preference shares and long term debt. It is management's opinion that the Company is not exposed to significant interest risks arising from these financial instruments. Unless otherwise noted, the fair value of these financial instruments approximate their carrying values.

          The Company is exposed to credit risk on the accounts receivable from its customers. Management has adopted credit policies in an effort to minimize those risks. The Company does not have a significant exposure to any individual customer or counter-party.

     h)   Income Taxes
          As recommended by The Canadian Institute of Chartered Accountants, effective April 1, 1999, the Corporation adopted the liability method of accounting for income taxes. The provisions were applied retroactively with no significant impact to prior period financial statements. Under this method, future tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized.

     i)   Stock-Based Compensation Plan
          The Company's stock-based compensation arrangements are described in
          Note 13. No compensation expense is recognized for these arrangements when stock options are issued to employees. Any consideration paid by employees on exercise of stock options is credited to share capital. If stock options are repurchased from employees, the excess of the consideration paid over the carrying amount of the stock option cancelled is charged to retained earnings.

     j)   Use of Estimates
          The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from management's best estimates as additional information becomes available in the future.


3.   ACQUISITIONS

     The following are acquisitions made during the periods. These acquisitions were accounted for by the purchase method and consolidated from the respective effective date of acquisition, except where noted.

     1999 Acquisitions:

     - Effective January 21, 1999, the Company acquired 100% of Guardian Timing Services Inc., 45% of Black Investment Management Ltd., 33% of Leon Frazer, Black & Associates Limited and indirectly through Black Investment Management Limited an additional 14.4% of Leon Frazer, Black & Associates. The former parent company, InterUnion Financial Corporation sold the investments for shares of the Company. The sale was accounted for using the carrying values of the parent company at January 21, 1999 and reflects a continuity of interest. The Company has accounted for the operations of the investments with an effective date of April 1, 1998.

     2000 Acquisitions:

     - The Company purchased an additional 5,978 shares in Black Investment Management Limited on April 13, 1999 for cash considerations of $209,230. The purchase increased the Company's ownership to 50.5%.

InterUnion Asset Management Limited
Notes to Consolidated Financial Statements
March 31, 2000 and March 31,1999
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------


     - The Company purchased an additional 3,000 shares in Black Investment Management Limited on July 22, 1999 for cash consideration of $105,000.

     - On November 19, 1999, the Company completed the acquisition of 75% of P.J. Doherty & Associates Co. Ltd. for total consideration of $7,632,022. Goodwill of $5,340,879 resulting from this acquisition is being amortized over 15 years.

     The assets acquired and consideration given are as follows:

                                                            2000                1999
                                                       --------------      --------------
           Cash                                        $       44,849      $       90,823
           Net assets (liabilities) acquired,
              at fair value                                   311,601            (490,992)
           Management contracts                             2,000,000                  --
                                                       --------------      --------------
                                                            2,356,450            (400,169)
                                                       --------------      --------------

     Consideration
           Cash                                             4,324,310                  --
           Class A Preference Shares                        3,500,000                  --
           Share capital - common shares                           --           5,143,491
           Direct acquisition expenses                        121,942                  --
                                                       --------------      --------------
                                                            7,946,252           5,143,491
                                                       --------------      --------------
     Goodwill                                          $    5,589,802       $   5,543,660
                                                       ==============       =============

4.   MARKETABLE SECURITIES

     Marketable securities are recorded at market values and comprise the following:

                                                                                     2000             1999
                                                                              ---------------     ------------
     Bankers Acceptances                                                      $     1,554,482     $    150,505
     Money Market Mutual Funds                                                        393,309               --
     Other Mutual Funds                                                                44,009           59,037
                                                                              ---------------     ------------
                                                                              $     1,991,800     $    209,542
                                                                              ===============     ============


     Bankers Acceptances mature at various dates through November 1, 2000. Annualized yields on these securities range between 5.35% and 5.64%.


5.   MANAGEMENT CONTRACTS

     Management contracts comprise the following:

                                                                2000                                  1999
                                       -------------------------------------------------------     ------------
                                                             Accumulated          Net Book           Net Book
                                            Cost            Amortization           Value              Value
                                       --------------     ---------------      ---------------     ------------
     Management contract               $      500,000     $       100,000      $       400,000     $    500,000
     Non-competition agreement              2,000,000              95,238            1,904,762               --
                                       --------------     ---------------      ---------------     ------------
                                       $    2,500,000     $       195,238      $     2,304,762     $    500,000
                                       ==============     ===============      ===============     ============

InterUnion Asset Management Limited
Notes to Consolidated Financial Statements
March 31, 2000 and March 31,1999
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------


6.   CAPITAL ASSETS

     Capital assets comprise the following:

                                                                2000                                  1999
                                       ------------------------------------------------------     ------------
                                                             Accumulated         Net Book           Net Book
                                            Cost            Amortization          Value               Value
                                       -------------     ---------------      ---------------     ------------
     Computer equipment                $     614,874     $       437,995      $       176,879     $     65,676
     Furniture, fixtures and other           440,291             302,506              137,785           46,961
     Leasehold improvements                  158,276              25,934              132,342            8,150
                                       -------------     ---------------      ---------------     ------------
                                       $   1,213,441     $       766,435      $       447,006     $    120,787
                                       =============     ===============      ===============     ============

7.   INVESTMENTS

     Investments are carried at the lower of cost and fair value and include the following:

                                                                                  2000                1999
                                                                             ---------------      -------------
     27,224 common shares of InterUnion Financial Corporation,               $        17,000      $     150,000
         a shareholder of the Company, held by a subsidiary of the
         company (quoted market value - $36,997, 1999 - $163,344)
     44,477 Class A preference shares of Kanata Capital Inc., a                       44,477             44,477
         corporation controlled by minority shareholders of and held by a subsidiary (it is impractical to determine a fair value as the company is privately held and there is no ready market)
     Other investments                                                                10,000             10,000
                                                                             ---------------      -------------
                                                                             $        71,477      $     204,477
                                                                             ===============      =============


8.   GOODWILL

                                                                                    2000                 1999
                                                                             ---------------      ---------------
      Cost                                                                   $    13,762,035      $     8,179,109
      Accumulated amortization                                                     1,058,184              484,444
                                                                             ---------------      ---------------
                                                                             $    12,703,851      $     7,694,665
                                                                             ===============      ===============


9.   DEFERRED REVENUE AND LEASE INDUCEMENTS

     Deferred revenue and lease inducements compromise the following:

                                                                                    2000               1999
                                                                             ---------------      -------------
          Deferred revenue                                                   $        76,493      $      74,665
          Deferred rent inducement                                                    45,371            101,850
                                                                             ---------------      -------------
                                                                             $       121,864      $     176,515
                                                                             ===============      =============

     A subsidiary company's lease at its Toronto premises provides for rent-free periods and periods of significantly reduced rent. In order to properly reflect these rental inducements over the term of the lease, the total lease payments have been aggregated and allocated over the term of the lease on a straight-line basis. This treatment of rental inducements has given rise to deferred rent inducements which will be applied to income over the term of the lease.

InterUnion Asset Management Limited
Notes to Consolidated Financial Statements
March 31, 2000 and March 31,1999
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

     The subsidiary company has sub-let certain of its leased premises for the term of the lease. Included in deferred rent inducement are expenses associated with the sub-lease arrangement which have been deferred and will be amortized over the remaining life of the sub-lease.


10.  RELATED PARTY TRANSACTIONS

     Transactions with shareholders, officers and directors of the Company, its subsidiaries and companies influenced by the aforementioned parties are considered related party transactions.

     Summary of the related party transactions affecting the accounts are as follows:

                                                          2000            1999
                                                        --------        --------
     Revenue
          Management fees .....................         $128,000       $160,000
          Other income ........................             --           12,000
     Expenses
          Commissions and incentives ..........           23,200         85,100
          Marketing and advertising ...........           31,250        675,000
          Office and general ..................          138,200         40,600
          Professional fees ...................           25,200           --

          These transactions are in the normal course of operations and are measured at the exchange values (the amount of consideration established and agreed to by the related parties), which approximate the arm's length equivalent values.

     Other related party transactions are as follows:

          Effective February 29, 2000, the Company acquired an additional 7,610 shares in Leon Frazer, Black & Associates Limited in exchange for 100% of the Company's investment in The Glen Ardith-Frazer Corporation. The transaction was accounted for using the Company's carrying value of $2,356,927 at February 29, 2000 and represents a continuity of interest. The acquisition increased the Company's direct ownership to 59.2%.

          On March 7, 2000, Black Investment Management Limited transferred 192 shares in Leon Frazer, Black & Associates to the Company as a financing set up fee. This transfer was not deemed to occur in the normal course of operations and has been measured at the carrying amount (net book value) of $41,170 of the shares issued as payment.

     Related party balances in the accounts are as follows:


          Accounts receivable .............           $ 71,463         $137,830
          Accounts payable ................             46,875           40,662
          Other liabilities ...............             43,740             --

          These balances are interest-free, unsecured, payable on demand (except for Other liabilities which is due on November 19, 2002) and have arisen from the transactions referred to above.

InterUnion Asset Management Limited
Notes to Consolidated Financial Statements
March 31, 2000 and March 31,1999
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

11.  LONG-TERM DEBT

                                                                                           2000            1999
                                                                                         --------        --------

     Demand installment loan, monthly principal payments of $2,700, interest at prime plus 2%. Unless demanded, balance is due on August 15, 2003
                                                                                         $114,100        $146,500
     Demand bank loan, interest at prime + 1/2%, monthly principal
     payments of $1,500 commencing January 2000 ...................................        75,500         100,000

     Bank loan, interest at prime + 1 1/2%, 30 monthly principal payments of
     $1,095 commencing September 1999, secured by computer equipment ..............        25,164              --

     10% note payable to a director and non-controlling interest
     shareholder, due on demand ...................................................         5,799           8,468
                                                                                         --------        --------

                                                                                          220,563         254,968

     Less: current portion ........................................................        69,339          32,400
                                                                                         --------        --------

                                                                                         $151,224        $222,568
                                                                                         ========        ========

     During a prior fiscal period, the demand installment loan was negotiated in order to eliminate a certain subsidiary's shareholder loans. This loan is secured by a general assignment of book debts and a general security agreement of a subsidiary. Two of the subsidiary's shareholders have a personal guarantee on the debt. One subsidiary shareholder has guaranteed up to $125,000 and the other shareholder has guaranteed an unlimited amount.

     The demand bank loan is guaranteed by two of a subsidiary company's shareholders.


12.  PREFERENCE SHARES

     3,500 Cumulative Redeemable Convertible Class A Preference Shares (with a value equal to $1,000 per share) were issued on November 19, 1999 as consideration for the acquisition of P.J. Doherty & Associates Co. Ltd. These Class A Preference Shares are redeemable at the option of either the holders (commencing November 19, 2002, subject to certain provisions for early redemption arising from non-payment of dividends and an Initial Public Offering of the Common Shares of the Company prior to November 19,
     2002) or the Company (commencing November 19, 2001) at $1,000 per share. In the instance that the Class A Preference Shares are redeemed by the Company, the holders are entitled to a cash premium of 2.5% per annum, calculated from the original issue date together with all dividends accruing thereon whether or not declared. At any time after issuance, each Class A Preference Share is convertible to 78.408 Common Shares at a conversion price of $12.7538 per Common Share (subject to certain provisions with respect to the issuance of additional Common Shares). Holders of these Class A Preference Shares are entitled to quarterly cumulative cash dividends of: i.) 2.50% per annum until the third anniversary of the original issue date; and ii.) 5.00% per annum, thereafter. Holders of these Class A Preference Shares are also entitled to an additional dividend of 2.50% per annum accruing until and payable on the earlier of: i.) the third anniversary of the original issue date; ii.) the date on which Common Shares are delivered to the holder pursuant to a conversion of Class A Preference Shares; and iii.) the redemption of such Class A Preference Shares. As these Class A Preference Shares are redeemable at the option of the holders, the value of these shares have been classified as long-term debt on the balance sheet. These Class A Preference Shares are collateralized by a pledge by the Company of 4,000,000 common shares in the capital of P.J. Doherty & Associates Co. Ltd. valued at $4,000,000.

InterUnion Asset Management Limited
Notes to Consolidated Financial Statements
March 31, 2000 and March 31,1999
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

13.  SHARE CAPITAL

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

     During the year, the articles of the Company were amended to cancel the existing Preference Shares and to authorize the issuance of an unlimited number of Class A and Class B Preference Shares, issuable in Series (note
     12).

     Details of issued share capital are as follows:

                                        --------Shares---------  -----------Amount----------
                                            Common   Preference      Common       Preference

     Mar 31, 1998 ................         234,292         --    $ 1,374,000     $        --
                                         ---------   --------    -----------     -----------
     Jan 21, 1999 ................         455,699    310,010      5,143,491(2)    4,920,533(1)

     Mar 8, 1999 .................         310,010   (310,010)     4,920,533(3)   (4,920,533)

     Mar 8, 1999 .................         568,160         --      4,920,534(1)           --
                                         ---------   --------    -----------     -----------
     CLOSING SHARE CAPITAL:
     Mar 31, 1999 & 2000 .........       1,568,161         --    $16,358,558     $        --
                                         =========   ========    ===========     ===========

     (1) issued for cash
     (2 )issued on acquisition of subsidiaries
     (3) Preference Share conversion

     A common stock warrant was issued to the majority shareholder of the Company on March 8, 1999. Under the terms of the warrant, in the event that the assets under management as represented on March 8, 1999 are subsequently determined to be less than 95% of said representation, the majority shareholder is entitled to receive additional common shares of the Company. Consequently, management has estimated that approximately 54,000 common shares will be issued to the majority shareholder subsequent to the current fiscal year end.

InterUnion Asset Management Limited
Notes to Consolidated Financial Statements
March 31, 2000 and March 31,1999
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

      During the prior fiscal period the Board of Directors of the Company approved the granting of options to employees to purchase up to 136,300 common shares of the Company which may be granted from time to time. Various vesting requirements are associated with each employee grant.

      Vested Options

                                            ------------------Number of Options-------------
      Fiscal     Vested expiry   Exercise   Outstanding   Issued     Exercised   Outstanding
      year       date            price      March 31,     (vested)               March 31,
      granted                               1999                                 2000
      -------    -------------   --------   -----------   --------   ---------   -----------
      1999       Jan 21, 2009     $16.13      36,300           --       --          36,300
      1999       Jan 21, 2009     $0.001      11,000       11,000       --          22,000
      2000       May 10, 2009     $13.00          --        9,167       --           9,167

      Unvested Options


                                            ----------------------Number of Options--------------------
      Fiscal     Vested expiry   Exercise   Outstanding   Issued     Vested    Forfeited    Outstanding
      year       date            price      March 31,                                       March 31,
      granted                               1999                                            2000
      -------    -------------   -------    -----------   -------    ------    ---------    ----------
      1999       Jan 21, 2009     $0.001      37,000           --    11,000      15,000        11,000
      2000       May 10, 2009     $13.00          --       33,000     9,167          --        23,833

     Unvested options with an exercise price of $0.001 will vest on the basis of specific employee performance related to the acquisition of assets under management. The unvested options will expire on March 31, 2001 if performance criteria is not met. Unvested options with an exercise price of $13.00 will vest evenly over a three-year term.


14.  INCOME TAXES

     The Company's effective income tax rate used in determining the provision for income taxes is as follows:

                                                             2000         1999
                                                          --------      --------
     Combined statutory tax rate (recovery) .........      (44.6)%       (44.6)%
     Deduct:
          Non-deductible expenses ...................        5.6           2.0
          Temporary differences .....................        6.8            --
          Unrecognized losses carried forward .......       47.0          38.9
          Small business reduction rate .............         --           3.3
          Other, net ................................        2.0            --
                                                          ======        ======

          Effective income tax rate (recovery) ......       16.8%         (0.4)%
                                                          ======        ======

InterUnion Asset Management Limited
Notes to Consolidated Financial Statements
March 31, 2000 and March 31,1999
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

     As at March 31, 2000, the consolidated group had approximately $1,512,000 of non-capital losses (1999 - $450,000) and $13,000 of capital losses (1999
     - $0) which may be carried forward and utilized to reduce future years' taxable income and capital gains, respectively. Capital losses can be carried forward indefinitely. The right to claim the non capital losses expires as follows:

              Expiry
              2006                            $  357,000
              2007                             1,155,000
                                              ----------
                                              $1,512,000

     During the period, the Company's future income tax asset increased by $607,000 (1999 - $194,000) and totaled $801,000 (1999 - $194,000) after applying the statutory tax rate to the temporary differences and non-capital and capital losses described above.

     Subsequently, the net change to the valuation allowance during the period, and the total valuation allowance as at March 31, 2000 provided by the Company, increased by $581,000 (1999 - $194,000) and totaled $775,000 (1999
     - $194,000) to reduce the future income tax asset, reflecting the uncertainty of full realization of the future income tax asset.


15.  LOSS PER SHARE

     Basic loss per share has been calculated on a weighted average basis of common shares outstanding during the period.

                                                   2000           1999
                                                ---------      ---------
     Weighted average common shares
     - basic calculation                        1,568,161        763,172

     The calculations of fully diluted earnings per share is based upon the common shares outstanding during the period as above and not adjusted by the unexercised convertible Class A Preference shares and vested options in computing diluted loss per share because their effects were antidilutive.

                                                   2000           1999
                                                ---------      ---------
     Basic loss per share                       $  (1.06)      $  (1.27)


16.  COMMITMENTS

     The Company has basic lease payments exclusive of operating costs for the premises and office equipment for the next five years as follows:

          2001                     $  329,000
          2002                        286,000
          2003                        145,000
          2004                         94,000
          2005                         16,000

     The Company has employment contracts and obligations with eight of its employees at the following yearly base salaries amount:

          2001                     $1,314,000
          2002                      1,010,000
          2003                        614,000
          2004                        490,000
          2005                        326,000

InterUnion Asset Management Limited
Notes to Consolidated Financial Statements
March 31, 2000 and March 31,1999
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

17.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the Company, including those related to customers, suppliers, or other third parties, have been fully resolved.


18. RECONCILIATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). Material differences at March 31 between Canadian GAAP and accounting principles generally accepted in the United States ("U.S. GAAP") are described below:

     (a)  Statements of Operations:

          The application of U.S. GAAP would have the following effect on net loss for the year and loss per common share as reported:

                                                        2000           1999
                                                     -----------    -----------
     Net loss for the period, Canadian GAAP ......   $(1,668,000)   $  (971,000)
     Stock based compensation (i) ................      (175,000)      (210,000)
                                                      ----------     ----------
     Net loss for the period, U.S. GAAP ..........   $(1,843,000)   $(1,181,000)
                                                      ==========     ==========
     Loss per common share under U.S. GAAP .......   $     (1.18)   $     (1.55)

          (i) Stock-Based Compensation Expense

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

              Under APB 25 the intrinsic-value of vested options would have been $177,000 (1999 - $177,000). The intrinsic-value of unvested options is estimated to be $177,000 (1999 - $597,000) with a vesting period of two years (1999 - three years). Accordingly, had the Company recognized compensation cost related to the unvested options the intrinsic value would have been amortized over the vesting period, or in amounts of $88,500 (1999 - $199,000) in each vesting year. Management's best estimate is that the performance conditions attached to the unvested options will be met. Total compensation cost for the period under APB 25 would have been $175,000 (1999 - $210,000). Had the Company booked compensation expense in accordance with APB 25, basic loss per share would have been increased by $0.11 (1999 - $0.28).

InterUnion Asset Management Limited
Notes to Consolidated Financial Statements
March 31, 2000 and March 31,1999
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

         (ii) Common Stock Warrant

              Under U.S. GAAP, the common shares to be issued to the majority shareholder subsequent to the current fiscal year end would be reflected as issued for no consideration as at March 31, 2000. The inclusion of these common shares would not have a significant impact on loss per common share reported under U.S. GAAP.

     (b) Other Disclosures:

         (i)  Stock-Based Compensation Expense

              For unvested options issued in the current fiscal year, the estimated fair value of the underlying equity at date of issuance was $13.00. As such, compensation costs under SFAS 123 would have totaled $227,700 (1999 - $0) with a vesting period of three years.

              The fair value estimates were determined using the Black-Scholes option-pricing model. Valuation was based on a risk-free interest rate of 5.46%, an expected term of 10 years, an expected volatility of 30% and no expected dividends. Had the Company booked compensation expense, loss per common share would have been increased by $0.15 (1999 - $0).

         (ii) Comprehensive Income

              FASB SFAS No. 130 introduced the concept of Comprehensive Income. Under this pronouncement, U.S. GAAP requires companies to report Comprehensive Income as a measure of overall performance. Comprehensive Income includes net income and all other changes in equity, exclusive of shareholders' contributions or any distributions to shareholders. The application of FASB SFAS N0. 130 would not have a material effect on net loss for the year and loss per common share as reported under U.S. GAAP.

19.  COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS

               Certain comparative figures have been restated to conform with the current year's presentation.