Form 10QSB
period 2000-06-30
INTERUNION FINANCIAL CORP
filed 2000-08-14
CIK 924805

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                  For the quarterly period ended   JUNE 30, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                  For the transition period from
                                  _____________ to ____________
                                 Commission file number ________________________


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares -- 3,999,373 as of June 30, 2000.

Transitional Small Business Disclosure Format (Check One)  Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        INTERUNION FINANCIAL CORPORATION
           UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                       FOR THE PERIOD ENDED JUNE 30, 2000


                                                         Three Months Ended                 Twelve Months Ended
                                                         ------------------                 -------------------
                                                      30-Jun-00        30-Jun-99        31-Mar-00         31-Mar-99
                                                      ---------        ---------        ---------         ---------
REVENUES
   Investment Banking                             $     587,523    $     581,060    $   1,377,368     $   1,348,466
   Interest Income                                        9,272           35,643           63,003           115,418
                                                  -------------    -------------    -------------      ------------
                                                        596,795          616,703        1,440,371         1,463,884
                                                  -------------    -------------    -------------      ------------

EXPENSES
   Selling, General & Administration                    472,849          260,316        1,421,892         1,504,959
   Amortization & Depreciation                            2,533           64,406        1,165,392           200,171
   Foreign Exchange Loss (Gain)                          (5,537)        (100,401)           3,521          (104,493)
   Write-down of Investment                                   0                0        1,251,334                 0
   Interest Expense                                       1,608           24,417          176,176           246,611
                                                  -------------    -------------    -------------     -------------
                                                        471,453          248,738        4,018,315         1,847,248
                                                  -------------    -------------    -------------     -------------
PROFIT (LOSS) BEFORE GAIN ON SALE ON
ISSUANCE OF SECURITY BY SUBSIDIARY AND
EQUITY IN NET LOSSES OF UNCONSOL. SUBSIDIARY            125,342          367,965       (2,577,944)         (383,364)

GAIN ON SALE ON ISSUANCE OF SECURITY BY SUBSIDIARY            0                0                0           486,099

EQUITY IN NET EARNING (LOSSES) OF
UNCONSOLIDATED AFFILIATES                              (177,197)        (147,513)      (1,021,500)         (492,917)
                                                  -------------    -------------    -------------     -------------

PROFIT (LOSS) FOR THE PERIOD                            (51,855)         220,452       (3,599,444)         (390,182)

FOREIGN EXCHANGE TRANSLATION EFFECT                     (13,365)          (7,526)          56,402           (13,912)

COMPREHENSIVE INCOME (LOSS)                             (65,220)         212,926       (3,543,042)         (404,094)
                                                  -------------    -------------    -------------     -------------

RETAINED EARNINGS (DEFICIT)
   - Beginning of Period                             (5,563,194)      (1,982,713)      (1,963,750)       (1,573,568)
                                                  -------------    -------------    -------------     -------------

RETAINED EARNINGS (DEFICIT)
   - End of Period                                $  (5,615,049)   $  (1,769,787)   $  (5,563,194)    $  (1,963,750)
                                                  =============     ============    =============     =============

EARNINGS (LOSS) PER COMMON SHARE - Basic and Diluted

   Earning (loss) Per Share (Basic)                      (0.012)           0.118           (1.208)           (0.210)
   Earning (loss) Per Share (Fully Diluted)              (0.012)           0.118           (1.208)           (0.210)
   Common Shares Outstanding                          3,999,373        2,114,425        4,243,123         1,908,285
   Weighted Average Common Share Outstanding          4,232,290        1,855,386        2,980,763         1,855,386
   Weighted Average Preferred Share Outstanding       1,500,000        1,500,000        1,500,000         1,500,000





     See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                               AS AT JUNE 30, 2000

                                                                As at June 30,                     As at March 31,
                                                                --------------                     ---------------
                                                               2000              1999             2000              1999
                                                               ----              ----             ----              ----
CURRENT ASSETS
   Cash and cash equivalents                           $   (4,529,937)   $     197,143    $      441,884    $     285,706
   Marketable securities                                    5,002,609          111,102            32,520       19,885,302
   Due from brokers and dealers                                39,277        2,373,535         3,237,515                0
   Due from clients                                         5,330,405          377,700           180,855           93,183
   Accounts receivable                                        145,810          741,451           168,506          690,374
   Receivable from Affiliates                                  35,783                0            27,555                0
   Income tax receivable                                        7,110            5,448             6,709            5,046
   Prepaid expenses and other current assets                   29,602           48,770            22,938           25,772
   Notes receivable                                         1,161,667        1,001,592         1,001,414          973,315
   Loan Receivable                                             58,466                0            59,495                0
                                                       --------------    -------------    --------------    -------------

   Total Current Assets                                     7,280,791        4,856,741         5,179,391       21,958,698
                                                       --------------    -------------    --------------    -------------

NON-CURRENT ASSETS
   Property & equipment, net                                   42,215        1,148,278            42,679        1,199,953
   Notes receivable, non-current portion                      633,286          630,117           783,286          619,992
   Other long-term assets                                      77,493           75,173            77,493           77,651
   Investment in unconsolidated affiliates                  3,462,483        5,745,201         3,639,680        5,591,892
                                                       --------------    -------------    --------------    -------------

   Total Non-current Assets                                 4,215,476        7,598,769         4,543,138        7,489,488
                                                       --------------    -------------    --------------    -------------

   Total Assets                                        $   11,496,267    $  12,455,510    $    9,722,529    $  29,448,186
                                                       ==============    =============    ==============    =============


CURRENT LIABILITIES
   Due to brokers and dealers                          $    2,297,027    $           0    $            0    $  18,899,072
   Due to clients                                           3,044,415        2,618,752         3,247,166          979,783
   Accounts payable and accrued liabilities                   483,230          285,236           433,157          253,476
   Due to affiliates                                           12,990          733,206           168,382                0
   Notes payable, current portion                                   0           55,623                 0          776,213
                                                       --------------    -------------    --------------    -------------

   Total Current Liabilities                                5,837,662        3,692,817         3,848,705       20,908,544
                                                       --------------    -------------    --------------    -------------

NON-CURRENT LIABILITIES
   Notes payable, long term portion                           633,286          630,117           633,286          619,992


   Total Liabilities                                   $    6,470,949    $   4,322,934    $    4,481,991    $  21,528,536
                                                       ==============    =============    ==============    =============


SHAREHOLDERS' EQUITY
   Capital Stock and additional paid-in capital            10,616,293        9,902,363        10,766,293        9,902,363
   Accumulated translation adjustment                          24,072          (26,489)           37,439          (18,963)
   Retained Earnings (Deficit)                             (5,615,049)      (1,743,298)       (5,563,194)      (1,963,750)
                                                       ---------------   --------------   ---------------   --------------

   Total Shareholder's Equity                               5,025,318        8,132,576         5,240,538        7,919,650
                                                       --------------    -------------    --------------    -------------

Total Liabilities & Shareholder's Equity               $   11,496,267    $  12,455,510    $    9,722,529    $  29,448,186
                                                       ==============    =============    ==============    =============





     See Accompanying Notes to Un-audited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                               AS AT JUNE 30, 2000


                                                                As at June 30,                     As at March 31,
                                                                --------------                     ---------------
                                                              2000              1999             2000              1999
                                                              ----              ----             ----              ----
SHAREHOLDER'S EQUITY

   Class A Preferred Stock, $0.10 par value                   150,000          150,000           150,000          150,000
        Authorized - 1,500,000 shares
        Issued and outstanding - 1,500,000
   Class B Preferred Stock, $0.10 par value
        Authorized - 1,000 shares
        Issued and outstanding - None                               0                0                 0                0
   Class C Preferred Stock, $0.10 par value
       Authorized - 1,000 shares
       Issued and outstanding - None                                0                0                 0                0
   Common Stock, $0.001 par value
       Authorized - 5,000,000 in 2000 and 1999
        Issued and outstanding
        - 3,999,373 in 2000; 2,114,425 in 1999                  4,243            2,114             4,243            2,114
   Treasury Stock
        Acquired 243,750 Common Stock in June 2000               (244)               0                 0                0

   Additional paid in capital                              10,462,294        9,750,249        10,612,050        9,750,249

        CUMULATIVE TRANSLATION ADJUSTMENT                      24,074          (26,489)           37,439          (18,963)

        CUMULATIVE DEFICIT                                 (5,615,049)      (1,743,298)       (5,563,194)      (1,963,750)

             Total Shareholder's Equity                     5,025,318        8,132,576         5,240,538        7,919,650

             Total Liabilities and Shareholder's Equity    11,496,267       12,455,510         9,722,529       29,448,186
























     See Accompanying Notes to Un-audited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                              FOR THE PERIOD ENDED


                                                                  3 Months to                       12 Months to
                                                            30-Jun-00         30-Jun-99        31-Mar-00         31-Mar-99

CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)                                   $      (51,855)   $     220,452    $   (3,599,444)   $    (390,182)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
     Amortization                                               2,533           64,406         1,165,392          200,171
     Equity and net loss on investment                        177,197          147,513         1,021,500          492,917
     Gain on sale of securities by subsidiary                       0                0                 0         (486,099)
     Non cash compensation                                          0                0                 0           87,500
     Non cash operating expense                               (39,292)               0           387,633           40,000
     Unrealized gain (loss) on marketable securities           25,917         (100,401)        1,255,987          (11,814)
                                                       --------------    --------------   --------------    --------------
                                                              114,500          331,970           231,068          (67,507)
   Increase (decrease) in due to/from brokers and
     dealers, net                                           5,495,265      (21,272,607)      (22,136,587)     (15,762,238)
   Decrease (increase) in due to/from clients, net         (5,352,301)       1,354,451         2,179,710       (1,455,276)
   Decrease (increase) in marketable securities            (4,970,089)      19,774,200        19,852,782       15,242,302
   Increase (decrease) in accounts receivable and
     other assets                                            (153,877)         (74,478)          463,545          124,263
   Increase (decrease) in accounts payable and
     Accrued liabilities                                     (105,319)          31,760          (428,150)        (572,359)
                                                       ---------------   -------------    ---------------   --------------
NET CASH PROVIDED (USED) BY OPERATING
   ACTIVITIES                                              (4,971,821)         145,296           162,368       (2,490,815)
                                                       ---------------   -------------    --------------    --------------

CASH FLOW FROM FINANCING ACTIVITIES
   Net proceeds on issuance (acquisition) of capital stock   (150,000)               0                 0          133,000
   Increase (decrease) in due to related parties                    0          (43,007)                0          771,109
   Proceeds (repayment) of notes payable                            0           17,221                 0         (103,448)
                                                       --------------    -------------    --------------    --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    (150,000)         (25,786)                0          800,661

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of property and equipment, net                          0                0            (6,190)          (7,438)
   Purchase of long term investment, net                            0         (208,072)                0         (437,363)
   Cash divested on sale of security by subsidiary                  0                0                 0         (195,304)
   Investment in notes receivable                             150,000                0                 0         (257,766)
                                                       --------------    -------------    --------------    --------------
CASH USED IN INVESTING ACTIVITIES                             150,000         (208,072)           (6,190)        (897,871)


INCREASE (DECREASE) IN CASH                                (4,971,821)         (88,562)          156,178       (2,588,025)
CASH AND CASH EQUIVALENT -- Beginning of year                   441,884          285,705           285,706        2,873,731

CASH AND CASH EQUIVALENT -- END OF YEAR                 $   (4,529,937)   $     197,143    $      441,884    $     285,706
                                                       ===============   =============    ==============    =============












     See Accompanying Notes to Un-audited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED JUNE 30, 2000

================================================================================


1. Interim information is unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of interim results have been included in accordance with Generally Accepted Accounting Principles. All adjustments are of a normal recurring nature unless specified in a separate note included in these Notes to Unaudited Consolidated Financial Statements. The results for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2000, included in its Form 10-KSB for the year ended March 31,2000.

2. The Company acquired its 243,750 Common Share at the rate of $0.6153 per share in settlement of $150,000 note receivable from an unrelated party.

3. Earning (loss) per share is computed using the weighted average number of common shares outstanding during the period.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

(1)      OVERVIEW

During the first three months of fiscal 2001, InterUnion reported consolidated revenues of $596,795 versus $616,703 a year earlier, representing a decline of $19,908 or 3%.

Selected financial data from InterUnion's financial statements is (figures in 000's except per share data):

                                                            3 mos. ended       3 mos. ended       3 mos. ended
                                                              Jun.- 00           Jun.- 99           Jun. - 98
                                                            ------------       ------------       ------------
        Working Capital                                          1,443              1,164               (503)
        Cash Flow                                                  115                332                (70)
        Total Assets                                            11,496             12,502              12,031
        Shareholders' Equity                                     5,025              8,179               6,518

        Common Share, #                                          3,999              2,114               1,673
        Book Value Per Share                                      1.26               3.87                3.89



(2)      NET REVENUES

During the first three months of fiscal 2001, InterUnion reported consolidated revenues of $596,795 versus $616,703 a year earlier, for a decrease of 3%. Investment banking revenues increased by 1% to 587,523 from $581,060 the previous year. However, the interest income declined by 74% to $9,272 from $35,643 a year earlier. The decline in the interest income is attributed to the settlement of the interest bearing notes receivable in the 3rd quarter of the fiscal year 2000.

(3)      EXPENSES

During the first three months, the Company reported consolidated expenses of $471,453 as compared to $248,738 a year earlier representing an increase of $222,715 or 90%. The increase in the expenses is mainly attributed to an increase in sales commission pay out. However, the Company's consolidated amortization and depreciation expense reduced by 96% to $2,533 from $64,406 a year earlier.
                                  Page 6 of 9

(4)      NET INCOME

Net loss from operations (basic) for the three months ending June 30, 2000 was $51,855 or $0.012 per share versus a profit of $220,452 or $0.118 per share a year earlier. The decrease in EPS was due to: (i) a decrease of 3% ($19,908) in the revenue of the quarter generated from investment banking and interest earnings; and (ii) a decrease in foreign exchange gain of $94,864 in the 1st quarter of 2001 as compared to the same period last year.

The basic weighted average number of common shares outstanding for the three months ending June 2000 and June 1999 was 4,232,290 versus 1,855,386 a year earlier. The increase was due to the issuance of 2,128,698 shares in the form of Regulation "S" during the fiscal year ended March 31, 2000, by canceling the debt from its controlling shareholder, RIF Capital Inc. and for repayment of certain notes payable by RIF Capital Inc.

(5)      LIQUIDITY AND CAPITAL RESOURCES

In order to meet its growth plans and fund any operating cash requirements, the Company's policy is to issue additional capital stock, when possible. To date the Company has done this either through the issuance of common stock under Regulation "D" or Regulation "S". The following are details of these private placements during the previous three fiscal years:


Date                                        Number of Shares                   Amount            Type
----                                        ----------------                   ------            ----
May 1998                                             17,002                    68,008         Regulation "S"
June 1998                                            35,000                   140,000         Regulation "S"
July 1998                                           262,142                 1,048,568         Regulation "S
December 1998                                        10,000                    40,000         Regulation "S
February 1999                                       180,000                   630,000         Regulation "S
March 1999                                           25,000                    87,500         Regulation "S
March 1999                                            1,140                     4,560         Regulation "S
November 1999                                       114,500                    57,250         Regulation "S
November 1999                                     2,014,198                   805,679         Regulation "S



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

In the opinion of management the financial statements for the periods ending June 30, 2000 accurately reflect the operations of the Company and its subsidiaries. The Company has taken every reasonable step to ensure itself that its quarterly financial statements do not represent a distorted picture to anyone having a business reason to review such statements and who has also reviewed its previous audited annual financial statements for the year ended March 31, 2000.

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



                           PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

Credifinance Securities Limited, an ultimate wholly owned subsidiary of the Company, had filed a claim against a client in 1997 for which it had raised a C$15,000,000 convertible debenture, on the Superior Court of Montreal (Quebec). The claim was originally not contested. However, the Company faced a claim from two employees of Credifinance Securities Limited for commissions, termination allowance and damages. In compliance with a court order, the total amount of the commission, C373,920 (US$249,663) was placed in an escrow with Montreal Trust. On May 29, 2000, the Superior Court of Montreal (Quebec) rendered a judgement ordering Credifinance Securities Limited to pay C$579,617 (US$387,005) plus accrued interest to the cross claimants. The above amount was fully provided for and included in the general and administration expenses in the consolidated financial statement of the Company for the fiscal year ended as of March 31, 2000.

Upon advice from its counsel who has advised that the May 29, 2000 judgement has a strong chance of reversal, Credifinance Securities has filed an appeal in the Supreme Court in Quebec on June 29, 2000.

ITEM 2 -- CHANGES IN SECURITIES

In the 1st quarter ending June 30, 2000 the Company acquired its 243,750 Common Shares at the rate of $0.6153 per share for $150,000 in settlement of the note receivable of $150,000 from an unrelated party. The above shares are held in treasury. Consequently, the number of outstanding Common Shares declined to 3,999,373 from 4,232,290 as of March 31, 2000.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in the payment of principal or interest with respect to any senior indebtedness of InterUnion Financial Corporation.


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5 -- OTHER INFORMATION

None.
                                  Page 8 of 9

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27            Financial Data Schedule (for SEC use only).


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       InterUnion Financial Corporation
                                       --------------------------------
                                                  (Registrant)

Date      August 11, 2000              /s/  Georges Benarroch, Director
          ---------------              ------------------------------------
                                                  (Signature)*

Date      August 11, 2000              /s/  Muriel Woodtli, Director
          ---------------              -----------------------------
                                                  (Signature)*

* Print the name and title of each signing officer under his signature.

InterUnion Asset Management Limited
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000









                                                                        CONTENTS
--------------------------------------------------------------------------------
COMPLIANCE CERTIFICATE                                                       A-2

FINANCIAL STATEMENTS

     BALANCE SHEETS                                                          A-3

     STATEMENTS OF OPERATIONS AND DEFICIT                                    A-4

     STATEMENTS OF CASH FLOWS                                                A-5

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           A-6-16


                                                QUARTERLY COMPLIANCE CERTIFICATE
--------------------------------------------------------------------------------

To:           Working Ventures Canadian Fund Inc. ("WV")
              InterUnion Financial Corporation ("IUFC")

Date:         July 22, 2000

     I, Russell Lindsay, of InterUnion Asset Management Limited (the "CORPORATION"), hereby certify for and on behalf of the Corporation, intending that the same may be relied upon by you without further enquiry, that since April 1, 2000:

          (a) the attached financial statements delivered pursuant to the Agreement have been prepared in accordance with generally accepted accounting principles in effect on the date of such financial statements and the information contained therein is true and correct in all material aspects, subject only to year-end audit adjustments, and presents fairly and consistently the results of operations and changes in the financial position of the Corporation as of and to June 30, 2000;

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

          (d) the Corporation is not aware of any breach or potential breach by the Corporation of any Environmental Laws (as such term is defined in the Share Purchase Agreement entered into between the parties as of January 21, 1999 (the "SHARE PURCHASE AGREEMENT")) and to the best of its knowledge is in compliance with all applicable Environmental Laws; and

          (e) the Corporation is not aware of any year 2000 issues of the Corporation or its major customers or suppliers that would have a material adverse effect on the Corporation or its Business and the Corporation is in compliance with its year 2000 policy.

          All capitalized terms not defined herein have the meaning specified thereto in the Share Purchase Agreement.

          Witness my hand and the corporate seal of the Corporation this 22nd day of July, 2000.


                                      By: (Signed by "Russell Lindsay")
                                          -------------------------------
                                      Name:   Russell Lindsay
                                      Title:  Senior Vice-President
                                              & Chief Financial Officer

InterUnion Asset Management Limited
Consolidated Balance Sheets (unaudited)
(amounts expressed in Canadian dollars unless otherwise stated)
(as at June 30)
--------------------------------------------------------------------------------

                                                           2000            1999
                                                   ------------   -------------
                                     Assets
Current:
  Cash                                             $    442,450   $   7,396,961
  Marketable securities, at market (note 4)           1,683,323          54,500
  Accounts receivable and accrued revenue (note 10)     418,325         732,476
  Prepaid expenses                                       48,943          80,854
  Income taxes recoverable                                   --              --
  Future income tax asset                                26,108              --
                                                   ------------   -------------
                                                      2,619,149       8,264,791

Management contracts, net (note 5)                    2,208,333         475,000
Capital assets, net (note 6)                            414,676         201,671
Investments, at cost (note 7)                            69,096         114,477
Goodwill (note 8)                                    12,504,881       7,751,913
                                                   ------------   -------------

Total assets                                       $ 17,816,135   $  16,807,852

--------------------------------------------------------------------------------

                                   Liabilities
Current:
  Bank indebtedness                                $         --   $     260,242
  Accounts payable and accrued liabilities
     (note 10)                                          456,183         769,657
  Current portion of long term debt                      63,540          32,400
  Income taxes payable                                   67,773             831
                                                   ------------   -------------
                                                        587,496       1,063,130

Deferred revenue and inducements (note 9)               133,406         179,729
Long term debt (note 11)                                135,339         114,468
Other liabilities                                        65,625              --
Preference shares (note 12)                           3,500,000              --
                                                   ------------   -------------
                                                      4,421,866       1,357,327
                                                   ------------   -------------

Non-controlling interest                                273,068         417,889
                                                   ------------   -------------

                              Shareholders' Equity

Shareholders' equity:
  Share capital (note 13)                            16,358,558      16,358,558
  Deficit                                            (3,237,357)     (1,325,922)
                                                   ------------   -------------
Total shareholders' equity                           13,121,201      15,032,636
                                                   ------------   -------------
Total liabilities and shareholders' equity         $ 17,816,135   $  16,807,852

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements

InterUnion Asset Management Limited
Consolidated Statements of Operations and Deficit (unaudited)
(amounts expressed in Canadian dollars unless otherwise stated)
(For the three months ended June 30)
--------------------------------------------------------------------------------

                                                            2000           1999
                                                    ------------    -----------
Revenue:
     Management fees                                $  1,544,200    $ 1,179,445
     Other income (loss)                                 (13,524)       (58,031)
                                                    ------------    -----------
                                                       1,530,676      1,121,414
                                                    ------------    -----------

Operating expense
     Commission and incentives                           195,324        238,131
     Salaries and benefits                               886,135        512,349
     Marketing and advertising                            55,324        211,260
     Office and general                                  341,349        303,958
     Professional fees                                   108,813         60,210
     Amortization of management contracts                 96,429         25,000
     Amortization of capital assets                       36,495          7,818
                                                    ------------    -----------
                                                       1,719,869      1,358,726
                                                    ------------    -----------
     Operating loss before undernoted                   (189,193)      (237,312)
                                                    ------------    -----------

Interest expense
     Current                                              28,303          5,559
     Long term                                            47,672          2,917
                                                    ------------    -----------
                                                          75,975          8,476
                                                    ------------    -----------

Loss before amortization of goodwill,
non-controlling interest and income taxes               (265,168)      (245,788)
                                                    ------------    -----------

Income taxes (note 14)
     Current income taxes                                118,252         14,306
                                                    ------------    -----------
                                                         118,252         14,306
                                                    ------------    -----------

Loss before amortization of goodwill
and non-controlling interest                            (383,420)      (260,094)

Amortization of goodwill                                 198,970        106,806
                                                    ------------    -----------

Loss before non-controlling interest                    (582,390)      (366,900)

Non-controlling interest                                  (3,800)       (31,644)
                                                    ------------    -----------

Net loss, for the period                                (578,590)      (335,256)

Deficit, beginning of period                          (2,658,767)      (990,666)
                                                    ------------    -----------

Deficit, end of period                              $ (3,237,357)   $(1,325,922)

--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

InterUnion Asset Management Limited
Consolidated Statements of Cash Flows (unaudited)
(amounts expressed in Canadian dollars unless otherwise stated)
(For the three months ended June 30)
--------------------------------------------------------------------------------

                                                            2000           1999
                                                    ------------     ----------
Cash flows from operating activities
     Net loss                                       $   (578,590)    $ (335,256)

     Adjustments for:
         Amortization of goodwill                        198,970        106,806
         Amortization of management contracts             96,429         25,000
         Amortization of capital assets                   36,495          7,818
         Deferred rent inducements                          (790)        (1,819)
         Unrealized loss on investment                     2,380         90,000
         Non-controlling interest                         (3,800)       (31,644)
     Changes in non-cash working capital
         Decrease (increase) in accounts receivable       53,841       (121,672)
         Decrease in accounts payable                    (86,395)      (257,229)
         Increase (decrease) in income taxes payable     (79,067)        27,151
         Other items, net                                 44,249        (81,098)
                                                    ------------     ----------
                                                        (316,278)      (571,943)
                                                    ------------     ----------

Cash flows from investing activities
     Acquisition of capital assets, net of disposals      (4,165)       (88,701)
     Acquisitions, net of cash acquired                       --       (164,636)
     Sale of marketable securities                       308,477        155,042
                                                    ------------     ----------

                                                         304,312        (98,295)
                                                    ------------     ----------

Cash flows from financing activities
     Increase (decrease) in bank indebtedness            (36,853)        34,547
     Increase in deferred revenue and inducements         12,332          5,033
     Repayments of long term borrowings                  (21,684)      (108,100)
     Dividend paid to non-controlling interest           (25,000)            --
                                                    ------------     ----------

                                                         (71,205)       (68,520)
                                                    ------------     ----------

Net increase (decrease) in cash                          (83,171)      (738,758)

Cash at beginning of period                              525,621      8,135,719
                                                    ------------     ----------

Cash at end of period                               $    442,450     $7,396,961
--------------------------------------------------------------------------------
Supplemental Cash Flows Information
     Interest paid                                  $     32,225     $    8,025
     Income taxes paid                                   223,734          2,246

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
June 30, 2000 and June 30, 1999
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

1.   NATURE OF BUSINESS

     InterUnion Asset Management Limited, formerly Cluster Asset Management Limited, was incorporated on August 13, 1997 under the laws of Ontario. The principal business activities of InterUnion Asset Management Limited and its subsidiaries are discretionary and advisory portfolio management services for its clients and the acquisition of investment management firms.

--------------------------------------------------------------------------------

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

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
June 30, 2000 and June 30, 1999
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

     g)   Financial Instruments
          The Company's financial instruments consist of cash, bank indebtedness, marketable securities, accounts receivable, investments, accounts payable and accrued liabilities, due to related parties, preference shares and long term debt. It is management's opinion that the Company is not exposed to significant interest risks arising from these financial instruments. Unless otherwise noted, the fair value of these financial instruments approximates their carrying values.

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

--------------------------------------------------------------------------------

3.   ACQUISITIONS

     The following are acquisitions made during the periods. These acquisitions were accounted for by the purchase method and consolidated from the respective effective date of acquisition, except where noted.

     Fiscal 1999 Acquisitions:
     o Effective January 21, 1999, the Company acquired 100% of Guardian Timing Services Inc., 45% of Black Investment Management Ltd., 33% of Leon Frazer, Black & Associates Limited and indirectly through Black Investment Management Limited an additional 14.4% of Leon Frazer, Black & Associates. The former parent company, InterUnion Financial Corporation sold the investments for shares of the Company. The sale was accounted for using the carrying values of the parent company at January 21, 1999 and reflects a continuity of interest. The Company has accounted for the operations of the investments with an effective date of April 1, 1998.

     Fiscal 2000 Acquisitions:
     o The Company purchased an additional 5,978 shares in Black Investment Management Limited on April 13, 1999 for cash considerations of $209,230. The purchase increased the Company's ownership to 50.5%.

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
June 30, 2000 and June 30, 1999
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

     o The Company purchased an additional 3,000 shares in Black Investment Management Limited on July 22, 1999 for cash consideration of $105,000.

     o On November 19, 1999, the Company completed the acquisition of 75% of P.J. Doherty & Associates Co. Ltd. for total consideration of $7,632,022. Goodwill of $5,340,879 resulting from this acquisition is being amortized over 15 years.

     The assets acquired and consideration given are as follows:


                                                    12 months           3 months
                                                        ended              ended
                                                June 30, 2000      June 30, 1999
                                                -------------      -------------
          Cash                                  $      44,849      $          --
          Net assets (liabilities) acquired,
              at fair value                           267,007             44,594
          Management contracts                      2,000,000                 --
                                                -------------       ------------
                                                    2,311,856             44,594
                                                -------------       ------------

     Consideration
            Cash                                    4,115,080            209,230
            Class A Preference Shares               3,500,000                 --
            Share capital -- common shares                 --                 --
            Direct acquisition expenses               121,942                 --
                                                -------------       ------------
                                                    7,737,022            209,230
                                                -------------       ------------
     Goodwill                                   $   5,425,166       $    164,636
                                                =============       ============

--------------------------------------------------------------------------------

4.   MARKETABLE SECURITIES

     Marketable securities are recorded at market values and comprise the following:

                                                June 30, 2000      June 30, 1999
                                                -------------      -------------

     Bankers Acceptance                         $   1,275,947      $          --
     Money Market Mutual Funds                        365,374              3,038
     Other Mutual Funds                                42,002             51,462
                                                -------------      -------------
                                                $   1,683,323      $      54,500
                                                =============      =============

     The Bankers Acceptance matures on November 1, 2000. Annualized yield on this security is 5.64%.

--------------------------------------------------------------------------------

5.   MANAGEMENT CONTRACTS

     Management contracts comprise the following:

                                                  June 30, 2000                  June 30, 1999
                                   ------------------------------------------    -------------
                                                   Accumulated       Net Book         Net Book
                                         Cost     Amortization          Value            Value
                                   ----------    -------------     ----------    -------------

     Management contract           $  500,000    $     125,000     $  375,000    $     475,000
     Non-competition agreement      2,000,000          166,667      1,833,333               --
                                   ----------    -------------     ----------    -------------
                                   $2,500,000    $     291,667     $2,208,333    $     475,000
                                   ==========    =============     ==========    =============

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
June 30, 2000 and June 30, 1999
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

6.   CAPITAL ASSETS

     Capital assets comprise the following:

                                                      June 30, 2000                    June 30, 1999
                                       -------------------------------------------     --------------
                                                        Accumulated       Net Book          Net Book
                                             Cost      Amortization          Value             Value
                                       ----------     -------------      ---------     -------------

     Computer equipment                $  618,184     $     457,519      $ 160,665     $      85,364
     Furniture, fixtures and other        441,210           310,060        131,150            55,133
     Leasehold improvements               158,276            35,415        122,861            61,174
                                       ----------     -------------      ---------     -------------
                                       $1,217,670     $     802,994      $ 414,676     $     201,671
                                       ==========     =============      =========     =============

--------------------------------------------------------------------------------

7.   INVESTMENTS

     Investments are carried at the lower of cost and fair value and include the following:

                                                                               June 30, 2000      June 30, 1999
                                                                              --------------      -------------

     27,224 common shares of InterUnion Financial Corporation,                $       14,619      $      60,000
          a shareholder of the Company, held by a subsidiary of the
          company (quoted market value - $14,619, 1999 - $60,000)
     44,477 Class A preference shares of Kanata Capital Inc., a                       44,477             44,477
       corporation controlled by minority shareholders of and held by a subsidiary (it is impractical to determine a fair value as the company is privately held and there is no ready market)
       Other investments                                                              10,000             10,000
                                                                              --------------      -------------
                                                                              $       69,096      $     114,477
                                                                              ==============      =============

--------------------------------------------------------------------------------

8.   GOODWILL


                                                                                June 30, 2000      June 30, 1999
                                                                              ---------------     --------------

    Cost                                                                      $    13,762,035     $    8,343,163
    Accumulated amortization                                                        1,257,154            591,250
                                                                              ---------------     --------------
                                                                              $    12,504,881     $    7,751,913
                                                                              ===============     ==============

--------------------------------------------------------------------------------

9.   DEFERRED REVENUE AND LEASE INDUCEMENTS

     Deferred revenue and lease inducements compromise the following:

                                                                              June 30, 2000       June 30,1999
                                                                           ----------------     --------------

          Deferred revenue                                                 $         91,831     $       79,698
          Deferred rent inducement                                                   41,575            100,031
                                                                           ----------------     --------------
                                                                           $        133,406     $      179,729
                                                                           ================     ==============

     A controlled company's lease at its Toronto premises provides for rent-free periods and periods of significantly reduced rent. In order to properly reflect these rental inducements over the term of the lease, the total lease payments have been aggregated and allocated over the term of the lease on a straight-line basis. This treatment of rental inducements has given rise to deferred rent inducements which will be applied to income over the term of the lease.

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
June 30, 2000 and June 30, 1999
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

     The controlled company has sub-let certain of its leased premises for the term of the lease. Included in deferred rent inducement are expenses associated with the sub-lease arrangement which have been deferred and will be amortized over the remaining life of the sub-lease.

--------------------------------------------------------------------------------

10.  RELATED PARTY TRANSACTIONS

       Transactions with shareholders, officers and directors of the Company, its subsidiaries and companies influenced by the aforementioned parties are considered related party transactions.

     Summary of the related party transactions affecting the accounts are as follows:

                                                       3 months         3 months
                                                          ended            ended
                                                  June 30, 2000     June 30,1999
                                                 --------------    -------------
     Revenue
        Management fees                          $       20,200    $          --
     Expenses
        Commissions and incentives                       23,150               --
        Interest expense                                 43,750               --
        Office and general                                6,300           25,050
        Professional fees                                57,000               --

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

     Related party balances in the accounts are as follows:

                                                  June 30, 2000    June 30, 1999
                                                 --------------    -------------
         Accounts receivable                     $       51,275    $     171,600
         Accounts payable                                30,005               --
         Other liabilities                               65,625               --

         These balances are interest-free, unsecured, payable on demand and have arisen from the transactions referred to above (except for Other liabilities which is due on November 19, 2002 and has arisen on issuance of preferred shares).

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
June 30, 2000 and June 30, 1999
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

11.  LONG-TERM DEBT

                                                                                 June 30, 2000     June 30, 1999
                                                                                --------------    --------------

     Demand installment loan, monthly principal payments of $2,700, interest
     at prime plus 2%. Unless demanded, balance is due on August 15, 2003.      $      106,000    $      138,400

     Demand bank loan, interest at prime +1/2%, monthly principal
     payments of $1,500 commencing January 2000                                         71,000                --

     Bank loan, interest at prime + 1 1/2%, 30 monthly principal payments
     of $1,095 commencing September 1999, secured by computer equipment                 21,879                --

     10% note payable to a director and non-controlling interest
     shareholder, due on demand                                                             --             8,468
                                                                                --------------    --------------

                                                                                       198,879           146,868

     Less: current portion                                                              63,540            32,400
                                                                                --------------    --------------

                                                                                $      135,339    $      114,468
                                                                                ==============    ==============

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

--------------------------------------------------------------------------------

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

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
June 30, 2000 and June 30, 1999
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

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

     Details of issued share capital are as follows:


                                         Shares                       Amount
                               -----------------------     ----------------------------
                                  Common    Preference          Common       Preference
                               ---------    ----------     -----------       ----------

     April 1, 1998               234,292            --     $ 1,374,000       $       --
                               ---------      --------     -----------       ----------
     Jan 21, 1999                455,699       310,010       5,143,491(2)     4,920,533 (1)
     Mar 8, 1999                 310,010      (310,010)      4,920,533(3)    (4,920,533)
     Mar 8, 1999                 568,160            --       4,920,534(1)            --
                               ---------      --------     -----------       ----------
     Closing Share Capital:
     June 30, 1999 & 2000      1,568,161            --     $16,358,558       $       --
                               =========      ========     ===========       ==========

     (1) issued for cash
     (2 )issued on acquisition of subsidiaries
     (3) Preference Share conversion

      A common stock warrant was issued to the majority shareholder of the Company on March 8, 1999. Under the terms of the warrant, in the event that the assets under management as represented on March 8, 1999 are subsequently determined to be less than 95% of said representation, the majority shareholder is entitled to receive additional common shares of the Company. Consequently, management has estimated that approximately 54,000 common shares will be issued to the majority shareholder subsequent to the current period end.

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
June 30, 2000 and June 30, 1999
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

      During a prior fiscal period the Board of Directors of the Company approved the granting of options to employees to purchase up to 136,300 common shares of the Company which may be granted from time to time. Various vesting requirements are associated with each employee grant.

      Vested Options                                           Number of Options
      -----------------                 ------------------------------------------------------------------
      Fiscal     Vested    Exercise      Outstanding,         Issued          Exercised       Outstanding,
      year       expiry    price        June 30, 1999        (vested)                        June 30, 2000
      granted    date
      -------    -------   --------     -------------        --------         ---------      -------------

      1999       Jan 21,   $16.13           36,300               --               --             36,300
                 2009
      1999       Jan 21,   $0.001           11,000            11,000              --             22,000
                 2009
      2000       May 10,   $13.00              917            11,000              --             11,917
                 2009


      Unvested Options                                               Number of Options
      ------------------                   ---------------------------------------------------------------------
      Fiscal      Vested      Exercise      Outstanding,      Issued       Vested     Forfeited     Outstanding,
      year        expiry      price        June 30, 1999                                           June 30, 2000
      granted     date
      -------     -------     --------     -------------      ------      -------     ---------    -------------

      1999        Jan 21,     $0.001            37,000           --        11,000        15,000        11,000
                  2009
      2000        May 10,     $13.00            32,083           --        11,000          --          21,083
                  2009

     Unvested options with an exercise price of $0.001 will vest on the basis of specific employee performance related to the acquisition of assets under management. The unvested options will expire on March 31, 2001 if performance criteria is not met. Unvested options with an exercise price of $13.00 will vest evenly over a three-year term.

--------------------------------------------------------------------------------

14.  INCOME TAXES

     The Company's effective income tax rate used in determining the provision for income taxes is as follows:

                                                     3 months           3 months
                                                        ended              ended
                                                June 30, 2000      June 30, 1999
                                                -------------      -------------
     Combined statutory tax rate (recovery)           (44.6)%            (44.6)%
     Deduct:
          Non-deductible expenses                       4.9                8.5
          Temporary differences                        12.9               15.7
          Unrecognized losses carried forward          70.5               39.5
          Other, net                                     .9              (13.3)
                                                -------------      -------------

          Effective income tax rate (recovery)         44.6 %              5.8 %
                                                =============      =============

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
June 30, 2000 and June 30, 1999
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

      As at June 30, 2000, the consolidated group had approximately $1,916,000 of non-capital losses (1999 -- $640,000) and $0 (1999 -- $90,000) of capital losses which may be carried forward and utilized to reduce future years' taxable income and capital gains, respectively. Capital losses can be carried forward indefinitely. The right to claim the non capital losses expires as follows:

                    Expiry
                    ------
                    2006           $  357,000
                    2007            1,155,000
                    2008              404,000
                                   ----------
                                    1,916,000


      During the period, the Company's future income tax asset increased by $735,000 (1999 -- $85,000) and totaled $1,014,000 (1999 -- $279,000) after applying the statutory tax rate to the temporary differences and non-capital losses described above.

      Subsequently, the net change to the valuation allowance during the period, and the total valuation allowance as at June 30, 2000 provided by the Company, increased by $735,000 (1999 -- $85,000) and totaled $988,000
      (1999 -- $279,000) to reduce the future income tax asset, reflecting the uncertainty of full realization of the future income tax asset.

--------------------------------------------------------------------------------

15.  LOSS PER SHARE

     Basic loss per share has been calculated on a weighted average basis of common shares outstanding during the period.

                                               3 months                 3 months
                                                  ended                    ended
                                          June 30, 2000            June 30, 1999
                                          -------------            -------------
     Weighted average common shares
     -- basic calculation                     1,568,161                1,568,161

     The calculations of fully diluted earnings per share is based upon the common shares outstanding during the period as above and not adjusted by the unexercised convertible Class A Preference shares and vested options in computing diluted loss per share because their effects were antidilutive.

                                               3 months                3 months
                                                  ended                   ended
                                          June 30, 2000           June 30, 1999
                                         --------------          --------------
     Basic loss per share                $        (0.37)         $        (0.21)

--------------------------------------------------------------------------------

16.  COMMITMENTS

     The Company has basic lease payments exclusive of operating costs for the premises and office equipment for the next five years as follows:

                                                12 months
                                                    ended
                                                  June 30
                                                ---------
                               2001               322,000
                               2002               246,000
                               2003               141,000
                               2004                76,000
                               2005                    --

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
June 30, 2000 and June 30, 1999
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

     The Company has employment contracts and obligations with seven of its employees at the following yearly base salaries amount:

                                               12 months
                                                   ended
                                                 June 30
                                               ----------
                              2001             1,225,000
                              2002               917,000
                              2003               553,000
                              2004               490,000
                              2005               205,000

     As at May 31, 2000, the Company entered into an agreement to sell its share ownership in A.I.L. Investment Services Inc. (AILISI), a wholly owned subsidiary. AILISI provides all management and administrative services for one mutual fund corporation. Completion of the sale is conditional upon the conversion of the managed fund from a mutual fund corporation to a mutual fund trust to be established by the purchaser and a change in the auditors of the managed fund. If the shareholders of the managed fund approve the aforementioned conditions and regulatory approval is received, the sale is expected to be completed in August 2000.

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

--------------------------------------------------------------------------------

18. RECONCILIATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). Material differences at June 30 between Canadian GAAP and accounting principles generally accepted in the United States ("U.S. GAAP") are described below:

     (a) Statements of Operations:

         The application of U.S. GAAP would have the following effect on net loss for the quarter and loss per common share as reported:

                                                       3 months        3 months
                                                          ended           ended
                                                  June 30, 2000   June 30, 1999
                                                  -------------   -------------

         Net loss for the period, Canadian GAAP   $    (578,590)  $    (335,256)
         Stock based compensation (i)                   (17,235)        (49,750)
                                                  -------------   -------------
         Net loss for the period, U.S. GAAP       $    (595,825)  $    (385,006)
                                                  =============   =============

         Loss per common share under U.S. GAAP    $       (0.38)  $       (0.25)

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
June 30, 2000 and June 30, 1999
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

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

              Under APB 25 the intrinsic-value of vested options would have been $0 (1999 -- $0). The intrinsic-value of unvested options is estimated to be $177,000 (1999 -- $597,000) with a vesting period of two years (1999 -- three years). Accordingly, had the Company recognized compensation cost related to the unvested options the intrinsic value would have been amortized over the vesting period, or in amounts of $88,500 (1999 -- $199,000) in each vesting year. Management's best estimate is that the performance conditions attached to the unvested options will be met. Total compensation cost for the period under APB 25 would have been $17,235 (1999 -- $49,750). Had the Company booked compensation expense in accordance with APB 25, basic loss per share would have been increased by $0.01 (1999 -- $0.04).

         (ii)  Common Stock Warrant

              Under U.S. GAAP, the common shares to be issued to the majority shareholder subsequent to the current period end would be reflected as issued for no consideration as at June 30, 2000. The inclusion of these common shares would not have a significant impact on loss per common share reported under U.S. GAAP.

     (b) Other Disclosures:

         (i)  Stock-Based Compensation Expense

              For unvested options issued in the current fiscal year, the estimated fair value of the underlying equity at date of issuance was $13.00. As such, compensation costs under SFAS 123 would have totaled $0 (1999 -- $227,700) with a vesting period of three years.

              The fair value estimates were determined using the Black-Scholes option-pricing model. Valuation was based on a risk-free interest rate of 5.46%, an expected term of 10 years, an expected volatility of 30% and no expected dividends. Had the Company booked compensation expense, loss per common share would have been increased by $0 (1999 -- $0.15).

         (ii) Comprehensive Income

              FASB SFAS No. 130 introduced the concept of Comprehensive
              Income. Under this pronouncement, U.S. GAAP requires companies to report Comprehensive Income as a measure of overall performance. Comprehensive Income includes net income and all other changes in equity, exclusive of shareholders'
              contributions or any distributions to shareholders. The application of FASB SFAS N0. 130 would not have a material effect on net loss for the year and loss per common share as reported under U.S. GAAP.
--------------------------------------------------------------------------------

19.  COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS

     Certain comparative figures have been restated to conform with the current year's presentation.