Form 10QSB
period 2000-09-30
INTERUNION FINANCIAL CORP
filed 2000-11-14
CIK 924805

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended SEPTEMBER 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares - 18,999,373 as of September 30, 2000.

Transitional Small Business Disclosure Format (Check One)  Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        INTERUNION FINANCIAL CORPORATION

           UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                    FOR THE PERIOD ENDED SEPTEMBER 30, 2000


                                                              Three Months Ended                Six Months Ended
                                                        ----------------------------    ----------------------------
                                                          30-Sep-00       30-Sep-99       31-Sep-00       31-Sep-99
                                                        ------------    ------------    ------------    ------------
REVENUES

   Investment Banking                                   $     26,972    $     50,475    $    269,199    $    410,295
   Interest Income                                            46,621          29,257          46,898          62,242
                                                        ------------    ------------    ------------    ------------
                                                              73,593          79,732         316,097         472,537
                                                        ------------    ------------    ------------    ------------

EXPENSES

   Selling, General & Administration                         239,988          48,415         278,288          93,378
   Amortization & Depreciation                                   254          33,951             507          96,492
   Foreign Exchange Loss (Gain)                               45,805          90,828          45,542          (9,854)
   Write-down of Investment                                   30,090               0          30,090               0
   Interest Expense                                           17,187           5,188               0          13,317
                                                        ------------    ------------    ------------    ------------


                                                             333,324         178,382         354,427         193,333
                                                        ------------    ------------    ------------    ------------
LOSSESS BEFORE GAIN ON SALE ON ISSUANCE                     (259,731)        (98,650)        (38,330)        279,204
OF SECURITY OF SUBSIDIARY & EQUITY IN NET LOSSES OF
UNCONSOL. AFFILIATE

EQUITY IN NET LOSSES OF UNCONSOL. AFFILIATE                  (88,546)        (58,605)       (265,743)       (206,118)

PROFIT (LOSS) FROM THE CONTINUING OPERATIONS                (348,277)       (157,255)       (304,073)         73,086

PROFIT (LOSS) FROM DISCONTINUED OPERATIONS)                  454,228           5,994         358,169          (3,895)
GAIN (LOSS) ON DISPOSAL OF DISCONTINUED
ASSETS/SUBS                                               (1,413,686)              0      (1,413,686)              0
                                                        ------------    ------------    ------------    ------------

NET PROFIT (LOSS)  FOR THE PERIOD                         (1,307,735)       (151,261)     (1,359,590)         69,191

FOREIGN EXCHANGE TRANSLATION EFFECT                           13,365           7,526               0         (18,963)

RETAINED EARNINGS (DEFICIT) BEG. PERIOD                   (5,590,975)     (1,769,787)     (5,525,755)     (1,963,750)

RETAINED EARNINGS (DEFICIT) - END PERIOD                  (6,885,345)     (1,913,522)     (6,885,345)     (1,913,522)

FINANCIAL OVERVIEW

   Common Shares Outstanding                              18,999,373       2,114,425      18,999,373       2,114,425
   Weighted Average Common Shares Outstanding - Basic      4,814,590       1,855,386       4,814,590       1,855,386
   EPS - From Continuing Operations (Basic)                   (0.072)         (0.085)         (0.063)          0.039
   EPS - From Discontinuing Operations (Basic)                 0.094           0.003           0.074          (0.002)
   EPS                                                        (0.271)         (0.081)         (0.282)          0.037
   Preferred Shares Outstanding                                 --         1,500,000            --         1,500,000

     See Accompanying Notes to Un-audited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION

                      UNAUDITED CONSOLIDATED BALANCE SHEET
                            AS AT SEPTEMBER 30, 2000

                                                        As at September 30              As at March 31
                                                  ----------------------------    ----------------------------
                                                      2000            1999             2000            1999
                                                  ------------    ------------    ------------    ------------
CURRENT ASSETS

   Cash and cash equivalents                      $      1,793         231,924         441,884         285,706
   Marketable securities                                     0          93,554          32,520      19,885,302
   Due from brokers and dealers                              0       2,700,647       3,237,515               0
   Due from clients                                          0         279,988         180,855          93,183
   Accounts receivable                                  64,028         715,861         168,506         690,374
   Receivable from Affiliates                                0               0          27,555               0
   Refundable Income Taxes                               7,502               0           6,709           5,046
   Prepaid expenses and other current assets            14,949          40,042          22,938          25,772
   Notes receivable                                          0       1,057,433       1,001,414         973,315
   Loan Receivable                                           0               0          59,495               0
                                                  ------------    ------------    ------------    ------------
   Total Current Assets                                 88,272       5,119,449       5,179,391      21,958,698
                                                  ------------    ------------    ------------    ------------

NON-CURRENT ASSETS
   Property & equipment, net                             5,080       1,076,802          42,679       1,199,953
   Notes receivable, non-current portion             1,483,607         628,577         783,286         619,992
   Other long-term assets                                    0         156,630          77,493          77,651
   Investment in unconsolidated affiliates           3,088,847       5,625,295       3,639,680       5,591,892

   Total Non-current Assets                          4,577,534       7,487,304       4,543,138       7,489,488
                                                  ------------    ------------    ------------    ------------

   Total Assets                                   $  4,665,806    $ 12,606,753    $  9,722,529    $ 29,448,186
                                                  ============    ============    ============    ============


LIABILITIES

CURRENT LIABILITIES
   Due to brokers and dealers                     $          0               0               0      18,899,072
   Due to clients                                            0       2,854,918       3,247,166         979,783
   Accounts payable and accrued liabilities             72,974         244,397         433,157         253,476
   Due to affiliates                                     1,405         833,386         168,382               0
   Notes payable, current portion                            0          56,635               0         776,213
                                                  ------------    ------------    ------------    ------------

Total Current Liabilities                               74,379       3,989,336       3,848,705      20,908,544
                                                  ------------    ------------    ------------    ------------

NON-CURRENT LIABILITIES
   Notes payable, long term portion                    860,479         628,577         633,286         619,992

   Total Liabilities                              $    934,859    $  4,617,913    $  4,481,991    $ 21,528,536
                                                  ============    ============    ============    ============


SHAREHOLDERS' EQUITY
   Capital Stock and additional paid-in capital     10,616,293       9,902,363      10,766,293       9,902,363
   Cumulative Translation Adjustment                         0         (18,963)         37,439         (18,963)
   Retained Earnings (Deficit)                      (6,885,345)     (1,894,560)     (5,563,194)     (1,963,750)
                                                  ------------    ------------    ------------    ------------

   Total Shareholder's Equity                        3,730,948       7,988,840       5,240,538       7,919,650
                                                  ------------    ------------    ------------    ------------

   Total Liabilities & Shareholder's Equity       $  4,665,806    $ 12,606,753    $  9,722,529    $ 29,448,186
                                                  ============    ============    ============    ============


     See Accompanying Notes to Un-audited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION

                      UNAUDITED CONSOLIDATED BALANCE SHEET
                            AS AT SEPTEMBER 30, 2000


                                                                 As at September 30              As at March 31
                                                             -------------------------     -------------------------
                                                                 2000          1999           2000           1999
                                                             ----------     ----------     ----------     ----------
SHAREHOLDER'S EQUITY

Class A Preferred Stock, $0.10 par value                              0        150,000        150,000        150,000
     Authorized - 1,500,000 shares
     Issued and outstanding - 1,500,000
Class B Preferred Stock, $0.10 par value
     Authorized - 1,000 shares

     Issued and outstanding - None                                    0              0              0              0
Class C Preferred Stock, $0.10 par value
    Authorized - 1,000 shares

    Issued and outstanding - None                                     0              0              0              0
Common Stock, $0.001 par value
    Authorized - 10,000,000 in 2000 and 5,000,000 in 1999
     Issued and outstanding
   - 18,999,373 in 2000; 2,114,425 in 1999                      153,999          2,114          4,243          2,114

Additional paid in capital                                   10,462,293      9,750,249     10,612,050      9,750,249

     Accumulated Comprehensive Income                                 0              0              0              0

     CUMULATIVE TRANSLATION ADJUSTMENT                                0        (18,963)        37,439        (18,963)

     ACCUMULATED DEFICIT                                     (6,885,345)    (1,894,560)    (5,563,194)    (1,963,750)

        Total Shareholder's Equity                            3,730,947      7,988,840      5,240,538      7,919,650

           Total Liabilities and Shareholder's Equity         4,665,806     12,606,753      9,722,529     29,448,186


     See Accompanying Notes to Un-audited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                              FOR THE PERIOD ENDED

                                                                6 Months to                    12 Months to
                                                        ----------------------------    ----------------------------
                                                         30-Sep-00       30-Sep-99       31-Mar-00        31-Mar-99
                                                        ------------    ------------    ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES

   Net income (loss)                                    $ (1,359,590)         69,190      (3,599,444)       (390,182)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
   Depreciation and amortization                                 507         100,849       1,165,392         200,171
   Loss (gain) on equity investment                          265,743         206,118       1,021,500         492,917
   Gain on sale of securities by subsidiary                        0               0               0        (486,099)
   Loss (gain) on disposal of discontinued operations       (358,169)              0               0               0
   Non cash compensation                                           0               0          87,500
   Loss on Disposal of Asset (Subsidiary)                  1,413,686               0               0               0
   Non cash expenses (income)                                    924               0         387,633          40,000
   Unrealized loss (gain) in marketable securities                 0          (7,643)      1,255,987         (11,814)
                                                        ------------    ------------    ------------    ------------
                                                             (36,899)        368,514         231,068         (67,507)

Changes in operating assets and liabilities
   Decrease (increase) in due to/from brokers and
     dealers, net                                          3,237,515     (21,599,719)    (22,136,587)    (15,762,238)
   Decrease (increase) in due to/from clients, net        (3,066,311)      1,688,330       2,179,710      (1,455,276)
   Decrease (increase) in marketable securities               32,520      19,791,748      19,852,782      15,242,302
   Increase (decrease) in accounts receivable and
     other assets                                            198,724         (34,711)        463,545         124,263
   Increase (decrease) in accounts payable and
     Accrued liabilities                                    (105,319)         (9,079)       (428,150)       (572,359)
                                                        ------------    ------------    ------------    ------------
NET CASH PROVIDED (USED) BY OPERATING

   ACTIVITIES                                                260,230         205,083         162,368      (2,490,815)
                                                        ------------    ------------    ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES

   Treasury Stock (Stock acquired in lieu of
      Note Receiv)                                          (150,000)              0               0         133,000
    Increase (decrease) in due to related parties                  0          57,173               0         771,109
   Proceeds (repayment) of notes payable                           0         (48,050)              0        (103,448)
                                                        ------------    ------------    ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   (150,000)          9,123               0         800,661

CASH FLOW FROM INVESTING ACTIVITIES

   Purchase of property and equipment, net                         0               0          (6,190)         (7,438)
   Purchase of long term investment, net                           0        (175,284)              0        (437,363)
   Cash divested on sale of security by subsidiary                 0               0               0        (195,304)
   Investment in notes receivable                           (550,321)        (92,703)              0        (257,766)
                                                        ------------    ------------    ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES                       (550,321)       (267,987)         (6,190)       (897,871)

NET INCREASE (DECREASE) IN CASH                             (440,091)        (53,781)        156,178      (2,588,025)
CASH AND CASH EQUIVALENT- Beginning of year                  441,884         285,705         285,706       2,873,731

CASH AND CASH EQUIVALENT - END OF YEAR                  $      1,793    $    231,924    $    441,884    $    285,706
                                                        ============    ============    ============    ============


     See Accompanying Notes to Un-audited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

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


CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL

In June 2000, the Company acquired its 243,750 Common Share at the rate of $0.6153 per share in settlement of $150,000 note receivable from an unrelated party.

In September 2000, the Company converted its Class "A" Preferred Shares into Common Shares at the rate of 1 to 10. Consequently, in lieu of 1,500,000 Class "A" Preferred Shares the Company issued 15,000,000 Common Shares from the treasury under regulation "S".


SALE OF ASSETS AND DISCONTINUATION OF OPERATIONS

During the second quarter, the Company sold its investment banking subsidiary, Credifinance Capital Corp. (CFCC). Effective September 30, 2000, Credifinance Capital Corp. is no longer part of the Company. As a result of the disposal of the operations of Credifinance Capital Corp. as of September 30, 2000, the Company reported a profit of $358,169 from discontinuation of the operations. The consolidated profit of Credifinance Capital Corp. of $358,169 is shown as a separate line on the consolidated statement of operations of the Company as of September 30, 2000.

However, as a result of disposal of discontinued assets of Credifiance Capital Corp. the Company incurred a loss of $1,413,686

As a result of transfer of certain assets and liabilities between the Companies, InterUnion Financial Corporation owes an amount of $227,193 to the discontinued Company (CFCC).


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

(1)      OVERVIEW

During the 2nd quarter of fiscal 2001, InterUnion reported consolidated revenues of $73,593 versus $79,732 a year earlier, representing a decline of $6,139 or 7.7%.

Selected financial data from InterUnion's financial statements is (figures in 000's except per share data):

                                                            3 mos. ended        3 mos. ended       3 mos. Ended
                                                              Sept.- 00           Sept.- 99          Sept. - 98
                                                            ------------        ------------       ------------
        Working Capital                                                14              1,130                 (15)
        Cash Flow                                                     260                205              (2,941)
        Total Assets                                                4,666             12,607              10,668
        Shareholders' Equity                                        3,731              7,989               7,114

        Common Share, #                                        18,999,373          2,114,425           1,935,945
        Book Value Per Share                                        0.196               3.87                3.67


(2)      NET REVENUES

For the first 6 months of fiscal 2001, InterUnion reported consolidated revenues of $316,097 versus $472,537 a year earlier, a decrease of 33%. Revenues for the 3 months ending September 30, 2000 were $75,593 versus $79,732, a decrease of 8%. The decrease is attributable to a general slowdown in investment banking fees as uncertaiity continues to weigh on market activity.

(3)      EXPENSES
Selling, general and administration expenses for the first six months of fiscal 2001 increased by $184,910 to $278,288 from $93,378 a year earlier. This translates into a 198% increase which is due to a provision of $211,075 set asaide for Credifinance Securities Limited in its appeal in the case against Cable Satisfaction.

(4)      NET INCOME FOR 6 MONTHS UNTIL SEPTEMBER 30, 2000

Net loss from operations for the 6 months ending September 30, 2000 was a loss of $1,359,590 or $0.271 per share, based on a weighted average number of shares of 4,814,590 versus a loss of $151,261 or $0.081 per share, based on a weighted average number of shares of 1,855,386. The increase of loss per share is due to loss on the disposal of discontinued assets.

As a result of the disposal of the operations of Credifinance Capital Corp. as of September 30, 2000, the Company reported a profit of $358,169 from discontinuation of the operations. The consolidated profit of Credifinance Capital Corp. of $358,169 is shown as a separate line on the consolidated statement of operations of the Company as of September 30, 2000.

During the same period the Company recorded a loss of $1,413,686 from disposal of discontinued assets.

The weighted average number of common shares outstanding for the six months ending September 30, 2000 is 4,814,590 versus 1,855,386 a year earlier. The Company issued 15,000,000 common shares during the period for the redemption of 1,500,000 Class A Preference Shares.

(5)      LIQUIDITY AND CAPITAL RESOURCES

Date                             Number of Shares      Amount        Type
----                             ----------------      ------        ----

May 1998                                17,002         68,008    Regulation "S"
June 1998                               35,000        140,000    Regulation "S"
July 1998                              262,142      1,048,568    Regulation "S"
December 1998                           10,000         40,000    Regulation "S"
February 1999                          180,000        630,000    Regulation "S"
March 1999                              25,000         87,500    Regulation "S"
March 1999                               1,140          4,560    Regulation "S"
November 1999                          114,500         57,250    Regulation "S"

Date                             Number of Shares      Amount        Type
----                             ----------------      ------        ----

November 1999                        2,014,198        805,679    Regulation "S"
September 2000                      15,000,000        150,000    Regulation "S"

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

In the opinion of management the financial statements for the periods ending September 30, 2000 accurately reflect the operations of the Company and its subsidiaries. The Company has taken every reasonable step to ensure itself that its quarterly financial statements do not represent a distorted picture to anyone having a business reason to review such statements and who has also reviewed its previous audited annual financial statements for the year ended March 31, 2000.

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


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Credifinance Securities Limited, an ultimate wholly owned subsidiary of the Company until disposal on September 30,2000, had filed a claim against a client in 1997 for which it had raised a C$15,000,000 convertible debenture, on the Superior Court of Montreal (Quebec). The claim was originally not contested. However, the Company faced a claim from two employees of Credifinance Securities Limited for commissions, termination allowance and damages. In compliance with a court order, the total amount of the commission, C373,920 (US$249,663) was placed in an escrow with Montreal Trust. On May 29, 2000, the Superior Court of Montreal (Quebec) rendered a judgement ordering Credifinance Securities Limited to pay C$579,617 (US$387,005) plus accrued interest to the cross claimants. The above amount has been fully provided by Credifinance Capital Corp.(CFCC), the holding company of Credifinance Securities Limited in the consolidated financial statement of the CFCC for the quarter ended September 30, 2000.

Upon advice from its counsel who has advised that the May 29, 2000 judgement has a strong chance of reversal, Credifinance Securities filed an appeal in the Supreme Court in Quebec on June 29, 2000.

Effective September 30, 2000, as a result of disposition of Credifinance Capital Corp., the Company has no potential obligatin to this law suit.

ITEM 2 - CHANGES IN SECURITIES

In the 1st quarter ending June 30, 2000 the Company acquired its 243,750 Common Shares at the rate of $0.6153 per share for $150,000 in settlement of the note receivable of $150,000 from an unrelated party. The above shares are held in treasury. Consequently, the number of outstanding Common Shares declined to 3,999,373 from 4,232,290 as of March 31, 2000.

In September 2000, the Company converted its Class "A" Preferred Shares into Common Shares at the rate of 1 to 10. Consequently, in lieu of 1,500,000 Class "A" Preferred Shares the Company issued 15,000,000 Common Shares from the treasury under regulation "S".


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


                                              InterUnion Financial Corporation
                                             ----------------------------------
                                                          (Registrant)


Date      Novermber 14,  2000                 /s/  Georges Benarroch, Director
                                             ----------------------------------
                                                          (Signature)*

* Print the name and title of each signing officer under his signature.

INTERUNION ASSET MANAGEMENT LIMITED
FINANCIAL STATEMENTS
FOR THE 3 AND 6 MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999









                                                                  CONTENTS
                                                                  --------
COMPLIANCE CERTIFICATE                                                2

FINANCIAL STATEMENTS

         BALANCE SHEETS                                               3

         STATEMENTS OF OPERATIONS AND DEFICIT                         4

         STATEMENTS OF CASH FLOWS                                     5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                6-17

                                                QUARTERLY COMPLIANCE CERTIFICATE
--------------------------------------------------------------------------------

To:      Working Ventures Canadian Fund Inc. ("WV")
         InterUnion Financial Corporation ("IUFC")

Date:    October 22, 2000


I, Russell Lindsay, of InterUnion Asset Management Limited (the "CORPORATION"), hereby certify for and on behalf of the Corporation, intending that the same may be relied upon by you without further enquiry, that since April 1, 2000:

(a) the attached financial statements delivered pursuant to the Agreement have been prepared in accordance with generally accepted principles in effect on the date of such financial statements and the information contained therein is true and correct in all material aspects, subject only to year-end audit adjustments, and presents fairly and consistently the results of operations and changes in the financial position of the Corporation as of and to September 30, 2000;

(b) the Corporation is in compliance with all taxes and other withholding obligations and has accrued unpaid vacation pay in its financial statements;

(b) the Corporation has (i) made all deductions for taxes or other obligations required to be deducted and has paid the same to the proper tax or other receiving officers; (ii) remitted to the appropriate tax authority, on a timely basis, all amounts collected on account of goods and services taxes and provincial sales taxes; and (iii) remitted to the appropriate receiving officer, on a timely basis, all amounts required to be paid by it in connection with workman's compensation legislation;

(c) the Corporation is not aware of any breach or potential breach by the Corporation of any Environmental Laws (as such term is defined in the Share Purchase Agreement entered into between the parties as of January 21, 1999 (the "SHARE PURCHASE AGREEMENT")) and to the best of its knowledge is in compliance with all applicable Environmental Laws; and

(d) the Corporation is not aware of any year 2000 issues of the Corporation or its major customers or suppliers that would have a material adverse effect on the Corporation or its Business and the Corporation is in compliance with its year 2000 policy.

All capitalized terms not defined herein have the meaning specified thereto in the Share Purchase Agreement.

Witness my hand and the corporate seal of the Corporation this 22nd day of October, 2000.


                                        By:___________________________________
                                        Name:   Russell Lindsay
                                        Title:  Senior Vice-President
                                                & Chief Financial Officer

INTERUNION ASSET MANAGEMENT LIMITED
Consolidated Balance Sheets (unaudited)
(amounts expressed in Canadian dollars unless otherwise stated)
(as at September 30, 2000 and March 31, 2000)
--------------------------------------------------------------------------------

                                                                     September 30,       March 31,
                                                                          2000             2000
                                                                     ------------      ------------
                                     Assets
Current:
     Cash                                                            $    857,299      $    525,621
     Marketable securities, at market (note 4)                          1,792,191         1,991,800
     Accounts receivable and accrued revenue (note 10)                    380,308           472,166
     Prepaid expenses                                                      58,419            71,317
                                                                     ------------      ------------
                                                                        3,088,217         3,060,904

Future income tax asset                                                    26,108            26,108
Management contracts, net (note 5)                                      1,761,905         2,304,762
Capital assets, net (note 6)                                              392,555           447,006
Investments, at cost (note 7)                                              64,713            71,477
Goodwill (note 8)                                                      12,218,975        12,703,851
                                                                     ------------      ------------
Total assets                                                         $ 17,552,473      $ 18,614,108
                                                                     ============      ============


                                  Liabilities
Current:
     Bank indebtedness                                               $     41,662      $     36,853
     Accounts payable and accrued liabilities (note 10)                   557,794           542,578
     Current portion of long term debt                                     18,000            69,339
     Income taxes payable                                                  80,406           146,840
                                                                     ------------      ------------
                                                                          697,862           795,610

Deferred revenue and inducements (note 9)                                 129,016           121,864
Long term debt (note 11)                                                   48,500           151,224
Other liabilities                                                          87,500            43,750
Preference shares (note 12)                                             3,500,000         3,500,000
                                                                     ------------      ------------
                                                                        4,462,878         4,612,448
                                                                     ------------      ------------
Non-controlling interest                                                  250,526           301,869
                                                                     ------------      ------------

                              Shareholders' Equity

Shareholders' equity:
     Share capital (note 13)                                           16,358,558        16,358,558
     Deficit                                                           (3,519,489)       (2,658,767)
                                                                     ------------      ------------
Total shareholders' equity                                             12,839,069        13,699,791
                                                                     ------------      ------------
Total liabilities and shareholders' equity                           $ 17,552,473      $ 18,614,108
                                                                     ============      ============

See accompanying notes to consolidated financial statements

INTERUNION ASSET MANAGEMENT LIMITED
Consolidated Statements of Operations and Deficit (unaudited)
(amounts expressed in Canadian dollars unless otherwise stated)
(for the periods ended September 30)
--------------------------------------------------------------------------------

                                                 3 months ended    3 months ended    6 months ended   6 months ended
                                                   September 30,    September 30,     September 30,     September 30,
                                                       2000             1999              2000             1999
                                                  -------------    --------------     -------------    -------------
Revenue:
     Management fees                              $   1,500,779    $    1,164,781     $   3,044,979    $   2,344,226
     Other income (loss) (note 3 and 10)                226,479            21,799           212,955          (36,232)
                                                  -------------    --------------     -------------    -------------
                                                      1,727,258         1,186,580         3,257,934        2,307,994
                                                  -------------    --------------     -------------    -------------

Operating expense
     Commission and incentives                          214,104           249,056           409,428          469,523
     Salaries and benefits                              818,977           645,596         1,705,112        1,175,609
     Marketing and advertising                           38,089            70,944            93,413          282,204
     Office and general                                 318,214           361,631           659,563          665,589
     Professional fees                                  153,120            56,887           261,933          117,097
     Amortization of management contracts                96,428            25,000           192,857           50,000
     Amortization of capital assets                      31,787            17,262            68,282           25,080
                                                  -------------    --------------     -------------    -------------
                                                      1,670,719         1,426,376         3,390,588        2,785,102
                                                  =============    ==============     =============    =============
     Operating income (loss) before undernoted           56,539          (239,796)         (132,654)        (477,108)
                                                  -------------    --------------     -------------    -------------

Interest expense
     Current                                              1,920             6,071            30,223           11,630
     Long term                                           47,066             1,570            94,738            4,487
                                                  -------------    --------------     -------------    -------------
                                                         48,986             7,641           124,961           16,117
                                                  -------------    --------------     -------------    -------------

Income (loss) before amortization of goodwill,
non-controlling interest and income taxes                 7,553          (247,437)         (257,615)        (493,225)
                                                  -------------    --------------     -------------    -------------
Income taxes (note 14)
     Current income taxes                                91,659            44,080           209,911           58,386
                                                  -------------    --------------     -------------    -------------
                                                         91,659            44,080           209,911           58,386
                                                  =============    ==============     =============    =============
Loss before amortization of goodwill
and non-controlling interest                            (84,106)         (291,517)         (467,526)        (551,611)

Amortization of goodwill                                198,970           113,090           397,940          219,896
                                                  =============    ==============     =============    =============
Loss before non-controlling interest                   (283,076)         (404,607)         (865,466)        (771,507)

Non-controlling interest                                   (944)          (44,067)           (4,744)         (75,711)
                                                  =============    ==============     =============    =============
Net loss, for the period                               (282,132)         (360,540)         (860,722)        (695,796)

Deficit, beginning of period                         (3,237,357)       (1,325,922)       (2,658,767)        (990,666)
                                                  =============    ==============     =============    =============
Deficit, end of period                            $  (3,519,489)   $   (1,686,462)    $  (3,519,489)   $  (1,686,462)
                                                  =============    ==============     =============    =============


See accompanying notes to consolidated financial statements

INTERUNION ASSET MANAGEMENT LIMITED
Consolidated Statements of Cash Flows (unaudited)
(amounts expressed in Canadian dollars unless otherwise stated)
(for the periods ended September 30)
--------------------------------------------------------------------------------

                                                             3 months ended  3 months ended  6 months ended  6 months ended
                                                               September 30,   September 30,  September 30,   September 30,
                                                                   2000           1999            2000            1999
                                                             --------------- --------------  --------------  ---------------
Cash flows fromoperating activities
     Net loss                                                   $ (282,132)    $  (360,540)   $  (860,722)   $  (695,796)

     Adjustments for:
          Amortization of goodwill                                 198,970         113,090        397,940        219,896
          Amortization of management contracts                      96,428          25,000        192,857         50,000
          Amortization of capital assets                            31,787          17,262         68,282         25,080
          Deferred rent inducements                                   (790)         (1,819)        (1,580)        (3,638)
          Unrealized loss on investment                              4,383          26,000          6,764        116,000
          Gain on sale                                            (248,027)             --       (248,027)            --
          Non-controlling interest                                     944          44,067          4,744         75,711
     Changes in non-cash working capital
          Decrease (increase) in accounts receivable                38,017         (33,808)        91,858       (155,480)
          Increase (decrease) in accounts payable                  101,611        (107,300)        15,216       (364,529)
          Increase (decrease) in income taxes payable               12,633          11,855        (66,434)        39,006
          Other items, net                                         (63,922)       (106,213)       (27,274)      (250,573)
                                                                ----------     -----------    -----------    -----------
                                                                  (110,098)       (372,406)      (426,376)      (944,323)
                                                                ----------     -----------    -----------    -----------

Cash flows frominvesting activities
     Acquisition of capital assets, net of disposals                (9,666)       (174,672)       (13,831)      (263,373)
     Dispositions (acquisitions),
          net of cash acquired (disposed)                          762,798         (84,286)       762,798       (248,948)
     Sale (purchase) of marketable securities                     (108,868)     (6,263,559)       199,609     (6,108,517)
                                                                ----------     -----------    -----------    -----------
                                                                   644,264      (6,522,517)       948,576     (6,620,838)
                                                                ----------     -----------    -----------    -----------

Cash flows fromfinancing activities
     Increase in bank indebtedness                                  41,662          59,829          4,809         94,376
     Increase (decrease) in deferred revenue and inducements        (3,600)        (30,200)         8,732        (25,167)
     Repayments of long termborrowings                            (132,379)        (16,568)      (154,063)      (124,668)
     Dividend paid to non-controlling interest                     (25,000)             --        (50,000)            --
                                                                ----------     -----------    -----------    -----------
                                                                  (119,317)         13,061       (190,522)       (55,459)
                                                                ----------     -----------    -----------    -----------

Net increase (decrease) in cash                                    414,849      (6,881,862)       331,678     (7,620,620)

Cash at beginning of period                                        442,450       7,396,961        525,621      8,135,719
                                                                ----------     -----------    -----------    -----------
Cash at end of period                                           $  857,299     $   515,099    $   857,299    $   515,099
                                                                ==========     ===========    ===========    ===========

Supplemental Cash Flows Information
     Interest paid                                              $   33,756     $     8,092    $    65,981    $    16,117
     Income taxes paid                                              74,743           4,827        298,477          7,073
                                                                ==========     ===========    ===========    ===========

See accompanying notes to consolidated financial statements

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
September 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------


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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a)       Principles of Consolidation
                  These consolidated financial statements include the accounts of InterUnion Asset Management Limited and its subsidiaries. The principal operating subsidiaries are A.I.L. Investment Services Inc. (see note 3), Black Investment Management Ltd., Glen Ardith-Frazer Corporation, Guardian Timing Services Inc., Leon Frazer, Black & Associates Limited, and P.J. Doherty & Associates Co. Ltd. Unless the context implies otherwise, the term "Company" collectively refers to InterUnion Asset Management Limited and all of its subsidiaries.

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

         f)       Revenue Recognition
                  Revenue is recognized by the Company on an earned basis. For its services, the Company is entitled to an annual fee payable monthly or quarterly, depending on its agreement with the client. Fees are calculated based on the fair market value of the portfolio at the end of each month. Fees billed in advance are recorded as deferred revenue and taken into income evenly over the term of the stated billing.

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
September 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------


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


3.       ACQUISITIONS AND DISPOSITIONS

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

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
September 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------



         Fiscal 2000 Acquisitions:
         - The Company purchased an additional 5,978 shares in Black Investment Management Limited on April 13, 1999 for cash considerations of $209,230. The purchase increased the Company's ownership to 50.5%.

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

         The assets acquired and consideration given are as follows:

                                                                          12 months ended
                                                                           March 31, 2000
                                                                          ---------------
               Cash                                                         $     44,849
               Net assets (liabilities) acquired,
                    at fair value                                                311,601
               Management contracts                                            2,000,000
                                                                            ------------
                                                                               2,356,450
                                                                            ------------

         Consideration
               Cash                                                            4,324,310
               Class A Preference Shares                                       3,500,000
               Direct acquisition expenses                                       121,942
                                                                            ------------
                                                                               7,946,252
                                                                            ------------
         Goodwill                                                           $  5,589,802
                                                                            ============

         Fiscal 2001 Dispositions:
         - On September 29, 2000, the Company sold its share ownership in A.I.L. Investment Services Inc. (AILISI), a wholly owned subsidiary, for cash proceeds of $650,000. AILISI provided all management and administrative services for one mutual fund corporation. The primary asset of AILISI was a management contract with a net book value of $350,000 on the date of sale. Included in `Other income' is a net gain of $218,000 resulting from this transaction


4.       MARKETABLE SECURITIES

         Marketable securities are recorded at market values and comprise the following:

                                               September 30,            March  31,
                                                   2000                    2000
                                              ---------------       ----------------
     Bankers Acceptance                       $     1,293,793       $      1,554,482
     Money Market Mutual Funds                        498,398                393,309
     Other Mutual Funds                                    --                 44,009
                                              ---------------       ----------------
                                              $     1,792,191       $      1,991,800
                                              ===============       ================


         The Bankers Acceptance matures on November 1, 2000. Annualized yield on this security is 5.64%.

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
September 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------


5.       MANAGEMENT CONTRACTS

         Management contracts comprise the following:

                                                       September 30, 2000                       March 31, 2000
                                       ------------------------------------------------------   --------------
                                                           Accumulated           Net Book           Net Book
                                             Cost         Amortization             Value              Value
                                       -------------     ---------------      ---------------     ------------
     Management contract               $          --     $            --      $            --     $    400,000
     (see note 3)
     Non-competition agreement             2,000,000             238,096            1,761,905        1,904,762
                                       -------------     ---------------      ---------------     ------------
                                       $   2,000,000     $       238,096      $     1,761,905     $  2,304,762
                                       =============     ===============      ===============     ============


6.       CAPITAL ASSETS

         Capital assets comprise the following:

                                                       September 30, 2000                        March 31, 2000
                                       ------------------------------------------------------    --------------
                                                          Accumulated            Net Book            Net Book
                                            Cost          Amortization            Value               Value
                                       -------------     ---------------      ---------------     ------------
     Computer equipment                $     627,913     $       473,313      $       154,600     $    176,879
     Furniture, fixtures and other           441,084             316,509              124,575          137,785
     Leasehold improvements                  158,276              44,895              113,380          132,342
                                       -------------     ---------------      ---------------     ------------
                                       $   1,227,273     $       834,717      $       392,555     $    447,006
                                       =============     ===============      ===============     ============


7.       INVESTMENTS

         Investments are carried at the lower of cost and fair value and include the following:


                                                                               September 30,        March 31,
                                                                                    2000              2000
                                                                              --------------      -------------
     27,224 common shares of InterUnion Financial Corporation,
          a shareholder of the Company, held by a subsidiary of the
          company (quoted market value - $10,236,
          March 31, 2000 - $36,997)                                           $       10,236      $      17,000
     44,477 Class A preference shares of Kanata Capital Inc., a corporation controlled by minority shareholders of and held by a subsidiary (it is impractical to determine a fair value as the
          company is privately held and there is no ready market)                     44,477             44,477
     Other investments                                                                10,000             10,000
                                                                              --------------      -------------
                                                                              $       64,713      $      71,477
                                                                              ==============      =============


8.       GOODWILL

                                                                               September 30,        March 31,
                                                                                    2000               2000
                                                                              --------------      -------------
    Cost                                                                      $   13,675,099      $  13,762,035
      Accumulated amortization                                                     1,456,124          1,058,184
                                                                              --------------      -------------
                                                                              $   12,218,975      $  12,703,851
                                                                              ==============      =============

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
September 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------


9.       DEFERRED REVENUE AND LEASE INDUCEMENTS

         Deferred revenue and lease inducements compromise the following:

                                                            September 30,       March 31,
                                                                2000              2000
                                                           -------------      -------------
          Deferred revenue                                 $      86,226      $      76,493
          Deferred rent inducement                                42,790             45,371
                                                           -------------      -------------
                                                           $     129,016      $     121,864
                                                           =============      =============


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

         Summary of the related party transactions affecting the accounts are as follows:

                                                         6 months ended      6 months ended
                                                          September 30,       September 30,
                                                             2000                1999
                                                         --------------      --------------
         Revenue
               Management fees                           $      57,300        $    86,670
               Other income                                     29,700                 --
         Expenses
               Commissions and incentives                       46,800                 --
               Interest expense                                 87,500                 --
               Office and general                               12,600            106,050
               Professional fees                               122,500                 --

         These transactions are in the normal course of operations and are measured at the exchange values (the amount of consideration established and agreed to by the related parties), which approximate the arm's length equivalent values.

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
September 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------



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

         Related party balances in the accounts are as follows:


                                                      September 30,       March 30,
                                                          2000              2000
                                                      -------------       ---------
         Accounts receivable                          $      20,330     $     71,460
         Accounts payable                                    38,440           46,880
          Other liabilities                                  87,500           43,740


         These balances are interest-free, unsecured, payable on demand and have arisen from the transactions referred to above (except for Other liabilities which is due on November 19, 2002 and has arisen on issuance of preferred shares).


11.      LONG-TERM DEBT

                                                                                    September 30,         March 31,
                                                                                         2000                2000
                                                                                    --------------      ---------------
         Demand installment loan, monthly principal payments of $2,700, interest
         at prime plus 2%. The loan was repaid during the current quarter.          $           --      $       114,100

         Demand bank loan, interest at prime +1/2%, monthly principal
         payments of $1,500 commencing January 2000                                         66,500               75,500

         Bank loan, interest at prime + 1 1/2%, 30 monthly principal payments of
         $1,095 commencing September 1999, secured by computer equipment                        --               25,164

         10% note payable to a director and non-controlling interest
         shareholder, due on demand                                                             --                5,799
                                                                                    --------------      ---------------
                                                                                            66,500              220,563
         Less: current portion                                                              18,000               69,339
                                                                                    --------------      ---------------
                                                                                    $       48,500      $       151,224
                                                                                    ==============      ===============

         The demand bank loan is guaranteed by two of a subsidiary company's shareholders.


12.      PREFERENCE SHARES

         3,500 Cumulative Redeemable Convertible Class A Preference Shares (with a value equal to $1,000 per share) were issued on November 19, 1999 as consideration for the acquisition of P.J. Doherty & Associates Co. Ltd. These Class A Preference Shares are redeemable at the option of either the holders (commencing

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
September 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------



         November 19, 2002, subject to certain provisions for early redemption arising from non-payment of dividends and an Initial Public Offering of the Common Shares of the Company prior to November 19, 2002) or the Company (commencing November 19, 2001) at $1,000 per share. In the instance that the Class A Preference Shares are redeemed by the Company, the holders are entitled to a cash premium of 2.5% per annum, calculated from the original issue date together with all dividends accruing thereon whether or not declared. At any time after issuance, each Class A Preference Share is convertible to 78.408 Common Shares (see note 13) at a conversion price of $12.7538 per Common Share (subject to certain provisions with respect to the issuance of additional Common Shares). Holders of these Class A Preference Shares are entitled to quarterly cumulative cash dividends of: i.) 2.50% per annum until the third anniversary of the original issue date; and ii.) 5.00% per annum, thereafter. Holders of these Class A Preference Shares are also entitled to an additional dividend of 2.50% per annum accruing until and payable on the earlier of: i.) the third anniversary of the original issue date; ii.) the date on which Common Shares are delivered to the holder pursuant to a conversion of Class A Preference Shares; and iii.) the redemption of such Class A Preference Shares. As these Class A Preference Shares are redeemable at the option of the holders, the value of these shares have been classified as long-term debt on the balance sheet. These Class A Preference Shares are collateralized by a pledge by the Company of 4,000,000 common shares in the capital of P.J. Doherty & Associates Co. Ltd. valued at $4,000,000.


13.      SHARE CAPITAL

         The authorized share capital of the Company consists of an unlimited number of Common Shares and an unlimited number of Preference Shares (issuable in series).

         The Preference Shares are voting, convertible, and rank in priority to the Common Shares with respect to the payment of dividends and the distribution of assets on liquidation, dissolution, or wind-up. The remaining conditions attached to the Preference Shares are to be fixed by the Directors of the Corporation before any series of Preference Shares are issued. During the prior year, 310,010 convertible Preference Shares were issued and converted to Common shares on a 1 for 1 basis.

         During the prior year, the articles of the Company were amended to cancel the existing Preference Shares and to authorize the issuance of an unlimited number of Class A and Class B Preference Shares, issuable in Series (note 12).

         Details of issued share capital are as follows:

                                       ----------Shares------------        ----------------Amount--------------
                                        Common           Preference            Common               Preference
                                       ---------         ----------         -------------          ------------
         Opening Share Capital:
         April 1, 1998                   234,292                --         $   1,374,000          $          --
                                       ---------          --------         -------------          -------------
         Jan 21, 1999                    455,699          310,010              5,143,491 (2)          4,920,533  (1)
         Mar 8, 1999                     310,010         (310,010)             4,920,533 (3)         (4,920,533)
         Mar 8, 1999                     568,160                --             4,920,534 (1)                 --
                                       ---------          --------         -------------          -------------
         Closing Share Capital:
         September 30, 1999 & 2000     1,568,161                --         $  16,358,558          $          --
                                       =========          ========         =============          =============



         (1)      issued for cash
         (2)      issued on acquisition of subsidiaries
         (3)      Preference Share conversion

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
September 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------


         A common stock warrant was issued to the majority shareholder of the Company on March 8, 1999. Under the terms of the warrant, in the event that the assets under management as represented on March 8, 1999 are subsequently determined to be less than 95% of said representation, the majority shareholder is entitled to receive additional common shares of the Company. As at September 30, 2000, the rights represented by the common stock warrant were exercised by the majority shareholder. Consequently, management has estimated that approximately 89,000 common shares will be issued to the majority shareholder subsequent to the current period end. In addition, the transaction will prompt the option and preferred share adjustment clauses in the respective agreements. A total of approximately 5,300 additional stock options will be issued to present stock option holders and the conversion ratio for Class A Preference shareholders will be adjusted to approximately 82.86 common shares for each Class A preference share.

         During a prior fiscal period the Board of Directors of the Company approved the granting of options to employees to purchase up to 136,300 common shares of the Company which may be granted from time to time. Various vesting requirements are associated with each employee grant.

         Vested Options

                                               -----------------------Number of Options------------------------
         Fiscal        Vested      Exercise     Outstanding,      Issued         Exercised        Outstanding,
         year        expiry date     price     September 30,     (vested)                         September 30,
         granted                                   1999                                                2000
         -------     -----------   --------    -------------      ------         ---------        -------------
         1999       Jan 21, 2009    $16.13        36,300              --               --             36,300
         1999       Jan 21, 2009    $0.001        11,000          11,000               --             22,000
         2000       May 10, 2009    $13.00         3,667          11,000               --             14,667


         Unvested Options

                                                ---------------------------Number of Options --------------------------
         Fiscal         Vested      Exercise    Outstanding,     Issued        Vested      Forfeited      Outstanding,
         year        expiry date      price     September 30,                                             September 30,
         granted                                   1999                                                        2000
         -------     -----------    --------    -------------    ------        ------      ---------      -------------
         1999        Jan 21, 2009    $0.001       37,000           --           11,000       15,000           11,000
         2000        May 10, 2009    $13.00       29,333           --           11,000           --           18,333

         Unvested options with an exercise price of $0.001 will vest on the basis of specific employee performance related to the acquisition of assets under management. The unvested options will expire on March 31, 2001 if performance criteria is not met. Unvested options with an exercise price of $13.00 will vest evenly over a three-year term.

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
September 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------



14.      INCOME TAXES

         The Company's effective income tax rate used in determining the provision for income taxes is as follows:

                                                                                   6 months ended      6 months ended
                                                                                    September 30,       September 30,
                                                                                        2000                1999
                                                                                   --------------      --------------
         Combined statutory tax rate (recovery)                                        (44.6%)             (44.6)%

         Deduct:
               Non-deductible expenses                                                   12.4                 4.9
               Temporary differences                                                      9.8                 8.9
               Unrecognized losses carried forward                                      148.8                43.4
               Non-taxable gains                                                        (43.5)                --
               Other, net                                                                (1.4)               (0.8)
                                                                                   --------------      --------------
               Effective income tax rate                                                 81.5%               11.8 %
                                                                                   ==============      ==============

         As at September 30, 2000, the consolidated group had approximately $1,593,000 of non-capital losses (March 31, 2000 - $1,512,000) and
         $378,000 (March 31, 2000 - $13,000) of capital losses which may be carried forward and utilized to reduce future years' taxable income and capital gains, respectively. These figures reflect the reduction of $516,000 in non-capital losses arising from the sale of AILISI. Capital losses can be carried forward indefinitely. The right to claim the non-capital losses expires as follows:

                    Expiry
                    ------
                    2006                $  281,000
                    2007                   757,000
                    2008                   555,000
                                         ---------
                                         1,593,000
                                         =========


         During the period, the Company's future income tax asset increased by $255,000 and totaled $1,056,000 (March 31, 2000 - $801,000) after applying the statutory tax rate to the temporary differences and non-capital and capital losses described above.

         Subsequently, the net change to the valuation allowance during the period, and the total valuation allowance as at September 30, 2000 provided by the Company, increased by $255,000 and totaled $1,030,000 (March 31, 2000 - $775,000) to reduce the future income tax asset, reflecting the uncertainty of full realization of the future income tax asset.


15.      LOSS PER SHARE

         Basic loss per share has been calculated on a weighted average basis of common shares outstanding during the period.

                                               6 months ended      6 months ended
                                                September 30,       September 30,
                                                     2000                1999
                                               --------------      --------------
         Weighted average common shares
         - basic calculation                      1,568,161            1,568,161

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
September 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------



         The calculations of fully diluted earnings per share is based upon the common shares outstanding during the period as above and not adjusted by the unexercised convertible Class A Preference shares and vested options in computing diluted loss per share because their effects were antidilutive.

                                              6 months ended      6 months ended
                                               September 30,       September 30,
                                                   2000                1999
                                              --------------      --------------
         Basic loss per share                 $       (0.55)      $        (0.44)


16.      COMMITMENTS

         The Company has basic lease payments exclusive of operating costs for the premises and office equipment for the next five years as follows:

                                                12 months ended
                                                 September 30
                                                ---------------
                               2001                  315,000
                               2002                  208,000
                               2003                  132,000
                               2004                   48,000
                               2005                       --

         The Company has employment contracts and obligations with seven of its employees at the following yearly base salaries amount:

                                               12 months ended
                                                 September 30
                                               ---------------
                               2001                1,167,000
                               2002                  819,000
                               2003                  515,000
                               2004                  490,000
                               2005                   82,000


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


18. RECONCILIATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

         The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). Material differences at September 30 between Canadian GAAP and accounting principles generally accepted in the United States ("U.S. GAAP") are described below:

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
September 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------



a)       Statements of Operations:

         The application of U.S. GAAP would have the following effect on net loss for the quarter and loss per common share as reported:

                                                               6 months ended      6 months ended
                                                                September 30,       September 30,
                                                                    2000                1999
                                                              ---------------      --------------
         Net loss for the period, Canadian GAAP               $      (860,722)     $     (695,796)
         Stock based compensation (i)                                 (34,470)            (99,500)
                                                              ---------------      --------------
         Net loss for the period, U.S. GAAP                   $      (895,192)     $     (795,296)
                                                              ===============      ==============
         Loss per common share under U.S. GAAP                $         (0.57)     $        (0.51)

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

                  Under APB 25 the intrinsic-value of vested options would have been $0 (1999 - $0). The intrinsic-value of unvested options is estimated to be $177,000 (1999 - $597,000) with a vesting period of two years (1999 - three years). Accordingly, had the Company recognized compensation cost related to the unvested options the intrinsic value would have been amortized over the vesting period, or in amounts of $88,500 (1999 - $199,000) in each vesting year. Management's best estimate is that the performance conditions attached to the unvested options will be met. Total compensation cost for the period under APB 25 would have been $34,470 (1999 - $99,500). Had the Company booked compensation expense in accordance with APB 25, basic loss per share would have been increased by $0.02 (1999 - $0.06).

         (ii)     Common Stock Warrant

                  Under U.S. GAAP, the common shares to be issued to the majority shareholder subsequent to the current period end would be reflected as issued for no consideration as at September 30, 2000. The inclusion of these common shares would not have a significant impact on loss per common share reported under U.S. GAAP.

b)       Other Disclosures:

         (i)      Stock-Based Compensation Expense

                  For unvested options issued in the prior fiscal year, the estimated fair value of the underlying equity at date of issuance was $13.00. As such, compensation costs under SFAS 123 would have totaled $0 (1999 - $227,700) with a vesting period of three years.

                  The fair value estimates were determined using the Black-Scholes option-pricing model. Valuation was based on a risk-free interest rate of 5.46%, an expected term of 10 years, an expected volatility of 30% and no expected dividends. Had the Company booked compensation expense, loss per common share would have been increased by $0 (1999 - $0.15).

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
September 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

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