Form 10QSB
period 2000-12-31
INTERUNION FINANCIAL CORP
filed 2001-02-13
CIK 924805

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                              For the quarterly period ended   DECEMBER 31, 2000
                                                               -----------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                              For the transition period from _______ to ________ Commission file number ___________________________


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

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares - 1,899,937 as of December 31, 2000.

Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        INTERUNION FINANCIAL CORPORATION
           UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                FOR THREE AND NINE MONTHS ENDED DECEMBER 31, 2000


                                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              ---------------------------------------------------------
                                                                31-Dec-00      31-Dec-99     31-Dec-00       31-Dec-99
                                                              ---------------------------------------------------------

REVENUE
     Investment Banking                                            3,749          32,545       272,948          442,840
     Investment Management                                             0               0             0                0
     Interest Income                                                   1           9,573        46,899           71,815
     Other income                                                      0         659,344             0          659,344
                                                              ---------------------------------------------------------
                                                                   3,750         701,462       319,847        1,173,999
                                                              ---------------------------------------------------------

EXPENSES
     Selling, General & Administration                            41,657          63,065       319,944          156,443
     Amortization & Depreciation                                     354          48,322           861          144,814
     Foreign Exchange Loss (Gain)                                 -3,805         -12,186        41,737          -22,040
     Writedown of Investment                                         -90               0        30,002                0
     Interest Expense                                             20,192         -21,157        20,192           -7,840
                                                              ---------------------------------------------------------
                                                                  58,308          78,044       412,735          271,377
EQUITY IN NET EARN (LOSS) OF                                    -150,064        -132,106      -415,807         -338,224
UNCONSOLIDATED AFFILIATES
                                                              ---------------------------------------------------------
PROFIT (LOSS) FROM CONTINUOUS                                   -204,622         491,312      -508,695          564,398
OPERATIONS
GAIN (LOSS) FROM DISCONTINUED                                          0         -63,223       358,169          -67,118
OPERATIONS
GAIN (LOSS) ON DISPOSAL OF                                             0               0    -1,413,686                0
DISCONTINUED ASSETS / SUBS.
                                                              ---------------------------------------------------------
NET PROFIT (LOSS) FOR THE PERIOD                                -204,622         428,089    -1,564,212          497,280
FOREIGN EXCHANGE TRANSLATION EFFECT                                    0          82,082             0           82,082
RETAINED EARNINGS (DEFICIT) BEG. PERIOD                       -6,885,346      -1,913,522    -5,525,755       -1,982,713
RETAINED EARNINGS (DEFICIT) - END                             -7,089,968      -1,403,351    -7,089,967       -1,403,351
PERIOD
FINANCIAL OVERVIEW
     Common Shares Outstanding                                 1,899,937       4,243,123     1,899,937        4,243,123
     Weighted Average Common Shares                           14,352,787       3,495,390    14,352,787        3,495,390
     Outstanding - Basic
     EPS - From Continuing Operations                            (0.014)           0.141        (0.035)           0.161
     (Basic)
     EPS - From Discontinuing Operations                           0.000         (0.018)         0.025           (0.019)
     (Basic)
     EPS                                                         (0.014)           0.122        (0.109)           0.142
     Preferred Shares Outstanding                                     -        1,500,000             -        1,500,000


See Accompanying Notes to Un-audited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                             AS AT DECEMBER 31, 2000

                                                                  As at December 31              As at March 31
                                                            ---------------------------------------------------------
                                                                2000             1999          2000           1999
                                                            ---------------------------------------------------------
CURRENT ASSETS:
     Cash and cash equivalent                                   33,079         215,400       441,884          285,706
     Marketable Securities                                           0           9,183        32,520       19,885,302
     Due from brokers and dealers                                    0       1,368,228     3,237,515                0
     Due from Clients                                                0         502,174       180,855           93,183
     Accounts Receivable                                         7,886         568,409       168,506          690,374
     Receivable from Affiliates                                      0               0        27,555                0
     Refundable Income Taxes                                     7,502               0         6,709            5,046
     Prepaid expenses and other current                          6,082          52,070        22,938           25,772
     assets
     Notes receivable                                                0               0     1,001,414          973,315
     Loan receivable                                                 0          69,220        59,495                0
                                                            ---------------------------------------------------------
     Total Current Assets                                       54,549       2,784,684     5,179,391       21,958,698
NON-CURRENT ASSETS:
     Property & equipment, net                                   4,727       1,053,180        42,679        1,199,953
     Notes receivable, non-current portion                   1,483,607       2,574,470       783,286          619,992
     Other long-term assets                                     62,574          90,503        77,493           77,651
     Investment in unconsolidated affiliates                 2,938,783       5,492,459     3,639,680        5,591,892
                                                            ---------------------------------------------------------
     Total non-current assets                                4,489,691       9,210,612     4,543,138        7,489,488
     TOTAL ASSETS                                            4,544,240      11,995,296     9,722,529       29,448,186

CURRENT LIABILITIES:
     Due to brokers and dealers                                      0               -             0       18,899,072
     Due to Clients                                                  0       1,762,855     3,247,166          979,783
     Accounts payable and accrued liabilities                   79,115         215,248       433,157          253,476
     Due to affiliates                                          78,320          13,258       168,382                0
     Notes Payable, current portion                                  0               0             0          776,213
                                                            ---------------------------------------------------------
     Total Current liabilities                                 157,435       1,991,361     3,848,705       20,908,544
NON-CURRENT LIABILITIES:
     Notes Payable, Longterm Portion                           860,479         634,467       633,286          619,992
                                                            ---------------------------------------------------------
     Total Non-Current liabilities                             860,479         634,467       633,286          619,992
     Total Liabilities                                       1,017,914       2,625,828     4,481,991       21,528,536
SHAREHOLDER'S EQUITY
     Capital Stock and additional paid-in-                  10,616,293      10,764,412    10,766,293        9,902,363
     capital
     Cumulative Translation Adjustment                               0           8,407        37,439          -18,963
     Retained Earnings (Deficit)                            -7,089,968      -1,403,351    -5,563,194       -1,963,750
                                                            ---------------------------------------------------------
     Total Shareholders' Equity                              3,526,326       9,369,468     5,240,538        7,919,650
     TOTAL LIABILITIES &                                     4,544,240      11,995,296     9,722,529       29,448,186
     SHAREHOLDERS'S EQUITY


See Accompanying Notes to Un-audited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                            AS AT DECEMBER 31, 2000


                                                                           As at December 31                As at March 31
                                                                     ----------------------------------------------------------
                                                                        2000            1999            2000             1999
                                                                     ----------------------------------------------------------
SHAREHOLDER'S EQUITY
Class A Preferred Stock, $0.10 par value                                      0         150,000       150,000           150,000
     Authorized - 1,500,000 shares
     Issued and outstanding - 1,500,000
Class B Preferred stock, $0.10 par value                                      0               0             0                 0
     Authorized - 1,000,000 shares
     Issued and outstanding - None
Class C Preferred Stock, $0.10 par value                                      0               0             0                 0
     Authorized - 1,000 shares
     Issued and outstanding - None
Common Stock, $0.001 par value
     Authorized -10,000,000 in 2000; 5,000,000 in 99
     Issued and outstanding - 1,899,937 in 2000; 4,243,123 in 99         18,999           4,343         4,243             2,114
Additional paid-in-capital                                           10,597,294      10,610,069    10,612,050         9,750,249
     Accumulated Comprehensive Income                                         0           8,407             0                 0
     CUMULATIVE TRANSLATION                                                   0               0        37,439           -18,963
     ADJUSTMENT
     ACCUMULATED DEFICIT                                             -7,089,968      -1,403,351    -5,563,194        -1,963,750
     Total Shareholder's equity                                       3,526,326       9,369,468     5,240,538         7,919,650

Total Liabilities and Shareholder's Equity                            4,544,240      11,995,296     9,722,529        29,448,186



See Accompanying Notes to Un-audited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                              FOR THE PERIOD ENDED


                                                                  9 Months to                       12 Months to
                                                          ----------------------------------------------------------------
                                                          31-Dec-00         31-Dec-99        31-Mar-00         31-Mar-99
                                                          ----------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)                                   $   (1,564,213)         497,280        (3,599,444)        (390,182)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
   Depreciation and amortization                                  861          151,863         1,165,392          200,171
   Loss (gain) on equity investment                           415,807         -330,762         1,021,500          492,917
   Gain on sale of securities by subsidiary                         0                0                 0         (486,099)
   Loss (gain) on disposal of discontinued operations        (358,169)               0                 0                0
   Non cash compensation                                            0                0                 0           87,500
   Loss on Disposal of Asset (Subsidiary)                   1,413,686                0                 0                0
   Non cash expenses (income)                                 132,998         -313,882           387,633           40,000
   Unrealized loss (gain) in marketable securities                  0           (7,643)        1,255,987          (11,814)
                                                       --------------    -------------    --------------    -------------
                                                               40,970            4,499           231,068          (67,507)

Changes in operating assets and liabilities
   Decrease (increase) in due to/from brokers and
     dealers, net                                           3,237,515      (20,267,300)      (22,136,587)     (15,762,238)
   Decrease (increase) in due to/from clients, net         (3,066,311)         405,770         2,179,710       (1,455,276)
   Decrease (increase) in marketable securities                32,520       19,876,120        19,852,782       15,242,302
   Increase (decrease) in accounts receivable and
     other assets                                             263,733           31,493           463,545          124,263
   Increase (decrease) in accounts payable and
     Accrued liabilities                                     (444,104)         (69,917)         (428,150)        (572,359)
                                                       --------------    -------------    --------------    -------------
NET CASH PROVIDED (USED) BY OPERATING
   ACTIVITIES                                                  64,323          -19,335           162,368       (2,490,815)
                                                       --------------    -------------    --------------    -------------

CASH FLOW FROM FINANCING ACTIVITIES
   Net proceeds on issuance of capital stock                        0          863,030                 0          133,000
    Increase (decrease) in due to related parties                   0                0                 0          771,109
   Proceeds (repayment) of notes payable                            0         (863,962)                0         (103,448)
                                                       --------------    -------------    --------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           0             -932                 0          800,661

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of property and equipment, net                          0           -6,569            (6,190)          (7,438)
   Purchase of long term investment, net                            0                0                 0         (437,363)
   Cash divested on sale of security by subsidiary                  0                0                 0         (195,304)
   Investment in notes receivable                            (473,128)         (43,470)                0         (257,766)
                                                       --------------    -------------    --------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                        (473,128)         (50,039)           (6,190)        (897,871)

NET INCREASE (DECREASE) IN CASH                              (408,805)         (70,306)          156,178       (2,588,025)
CASH AND CASH EQUIVALENT- Beginning of year                   441,884          285,706           285,706        2,873,731

CASH AND CASH EQUIVALENT - END OF YEAR                 $       33,079    $     215,400    $      441,884    $     285,706
                                                       ==============    =============    ==============    =============




     See Accompanying Notes to Un-audited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2000
================================================================================


1. Interim information is un-audited; however, in the opinion of management, all adjustments necessary for a fair statement of interim results have been included in accordance with Generally Accepted Accounting Principles. All adjustments are of a normal recurring nature unless specified in a separate note included in these Notes to Un-audited Consolidated Financial Statements. The results for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2000, included in its Form 10-KSB for the year ended March 31, 2000.

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

In November 2000, in a special meeting of the shareholders' of the company it was resolved to execute a reverse split in the issued and outstanding common stock of the Company in the ratio of ten (10) to one (1). Consequently the number of issued and outstanding common stock of the Company reduced to 1,899,937 in the 3rd quarter of fiscal 2001.

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

However, as a result of disposal of discontinued assets of Credifinance Capital Corp., the Company incurred a loss of $1,413,686. Effective September 30, 2000, the only investment asset on which InterUnion is reporting is its minority interest in InterUnion Asset Management Limited (IUAM). The un-audited financial statements of IUAM for the 3rd quarter of fiscal 2001 are attached in their entirety as an attachment.

As a result of transfer of certain assets and liabilities between the Companies, InterUnion Financial Corporation owes an amount of $227,193 to the discontinued Company (CFCC).

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

(1)  OVERVIEW

During the 3rd quarter of fiscal 2001, InterUnion had nil revenue from investment banking as a result of its sale of assets. The only revenue reported by InterUnion is the Company's share, based on its minority interest, of unconsolidated revenue of IUAM.

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2000
================================================================================



During the 3rd quarter of fiscal 2001, InterUnion reported consolidated revenues of $3,750 versus $701,462 a year earlier. The revenue for the 3rd quarter of fiscal 2000 included a one time gain of $659,344 from the sale of B-12 securities which was reversed in the 4th quarter of fiscal 2000.

Selected financial data from InterUnion's financial statements is (figures in 000's except per share data):

                                     9 mos. ended       9 mos. ended        9 mos. ended
                                     Dec. 31 - 00       Dec. 31 - 99        Dec. 31 - 98
                                     ------------       ------------        ------------
     Working Capital                          -103                793                -205
     Cash Flow                                  64                314                -653
     Total Assets                            4,544             11,995              10,902
     Shareholders' Equity                    3,526              9,369               7,114

     Common Share, #                     1,899,937          4,243,123           1,908,285
     Book Value Per Share                     1.86               2.21                3.73

(2)  NET REVENUES

For the first 9 months of fiscal 2001, InterUnion reported consolidated revenues of $319,847 versus $1,173,999 a year earlier, a decrease of 72.7%, resulting from the sale of its CFCC operations. Revenues for the 3 months ending December 31, 2000 were $3,750 versus $701,462, a decrease of about 99%.

(3)  EXPENSES

Selling, general and administration expenses for the nine months of fiscal 2001 increased by $163,501 to $319,944 from $156,443 a year earlier. This translates into a 105% increase which is due to a provision of $211,075 for legal expenses.

(4)  NET INCOME FOR 9 MONTHS UNTIL DECEMBER 31, 2000

Net loss from operations for the 9 months ending December 31, 2000 was a loss of $1,564,213 or $0.109 per share, based on a weighted average number of shares of 14,352,787 versus a profit of $497,280 or $0.142 per share, based on a weighted average number of shares of 3,495,390 a year earlier. The loss in fiscal 2001 was mainly due to a loss of $1,413,686 on the disposal of discontinued assets in fiscal 2001.

As a result of the disposal of the operations of Credifinance Capital Corp. as of September 30, 2000, the Company reported a profit of $358,169 from discontinuation of the operations. The consolidated profit of Credifinance Capital Corp. of $358,169 is shown as a separate line on the consolidated statement of operations of the Company as of December 31, 2000.

The weighted average number of common shares outstanding for the nine months ending December 31, 2000 is 14,352,787 versus 3,495,390 a year earlier.

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2000
================================================================================


(5)  LIQUIDITY AND CAPITAL RESOURCES

Date                           Number of Shares            Amount                    Type
----                           ----------------            ------                    ----
May 1998                             17,002                 68,008              Regulation "S"
June 1998                            35,000                140,000              Regulation "S"
July 1998                           262,142              1,048,568              Regulation "S"
December 1998                        10,000                 40,000              Regulation "S"
February 1999                       180,000                630,000              Regulation "S"
March 1999                           25,000                 87,500              Regulation "S"
March 1999                            1,140                  4,560              Regulation "S"
November 1999                       114,500                 57,250              Regulation "S"
November 1999                     2,014,198                805,679              Regulation "S"
September 2000                   15,000,000                150,000              Regulation "S"


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

In the opinion of management the financial statements for the periods ending December 31, 2000 accurately reflect the operations of the Company and its subsidiaries. The Company has taken every reasonable step to ensure itself that its quarterly financial statements do not represent a distorted picture to anyone having a business reason to review such statements and who has also reviewed its previous audited annual financial statements for the year ended March 31, 2000.

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

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2000
================================================================================

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

Credifinance Securities Limited, an ultimate wholly owned subsidiary of the Company until disposal on September 30,2000, had filed a claim against a client in 1997 for which it had raised a C$15,000,000 convertible debenture, on the Superior Court of Montreal (Quebec). The claim was originally not contested. However, the Company faced a claim from two employees of Credifinance Securities Limited for commissions, termination allowance and damages. In compliance with a court order, the total amount of the commission, C373, 920 (US$249,663) was placed in an escrow with Montreal Trust. On May 29, 2000, the Superior Court of Montreal (Quebec) rendered a judgment ordering Credifinance Securities Limited to pay C$579,617 (US$387,005) plus accrued interest to the cross claimants. The above amount has been fully provided by Credifinance Capital Corp (CFCC), the holding company of Credifinance Securities Limited in the consolidated financial statement of the CFCC for the quarter ended December 31, 2000.

Upon advice from its counsel who had advised that the May 29, 2000 judgment has a strong chance of reversal, Credifinance Securities filed an appeal in the Supreme Court in Quebec on June 29, 2000.

Effective September 30, 2000, as a result of disposition of Credifinance Capital Corp., the Company has no potential obligation to this lawsuit.

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

In November 2000, in a special meeting of the shareholders' of the company it was resolved to execute a reverse split in the issued and outstanding common stock of the Company in the ratio of ten (10) to one (1). Consequently the number of issued and outstanding common stock of the Company reduced to 1,899,937 in the 3rd quarter of fiscal 2001.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in the payment of principal or interest with respect to any senior indebtedness of InterUnion Financial Corporation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None.

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2000
================================================================================



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27    Financial Data Schedule (for SEC use only).



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          InterUnion Financial Corporation
                                          --------------------------------
                                                     (Registrant)



Date      February 13,  2000              /s/  Georges Benarroch, Director
          ------------------              --------------------------------
                                                     (Signature)*


*    Print the name and title of each signing officer under his signature.

                                                                        APPENDIX










INTERUNION ASSET MANAGEMENT LIMITED
FINANCIAL STATEMENTS (UNAUDITED)
FOR THE 3 AND 9 MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999









                                                                        CONTENTS
--------------------------------------------------------------------------------


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

Date: December 31, 2000


I, Russell Lindsay, of InterUnion Asset Management Limited (the "CORPORATION"), hereby certify for and on behalf of the Corporation, intending that the same may be relied upon by you without further enquiry, that since April 1, 2000:

     (a) the attached financial statements delivered pursuant to the Agreement have been prepared in accordance with generally accepted principles in effect on the date of such financial statements and the information contained therein is true and correct in all material aspects, subject only to year-end audit adjustments, and presents fairly and consistently the results of operations and changes in the financial position of the Corporation as of and to December 31, 2000;

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

Witness my hand and the corporate seal of the Corporation this 22nd day of January, 2001


                                        By:_____________________________________
                                           Name:  Russell Lindsay
                                           Title: Senior Vice-President
                                                  & Chief Financial Officer

INTERUNION ASSET MANAGEMENT LIMITED
Consolidated Balance Sheets (unaudited)
(amounts expressed in Canadian dollars unless otherwise stated)
(as at December 31, 2000 and March 31, 2000)
--------------------------------------------------------------------------------

                                                     December 31,     March 31,
                                                         2000           2000
                                                     -----------    -----------
                                     ASSETS
Current:
   Cash ..........................................   $   428,625    $   525,621
   Marketable securities, at market (note 4)......     1,909,055      1,991,800
   Accounts receivable and accrued revenue
      (note 10)...................................       374,612        472,166
   Prepaid expenses...............................        91,789         71,317
                                                     -----------    -----------
                                                       2,804,081      3,060,904

Future income tax asset ..........................        26,108         26,108
Management contracts, net (note 5) ...............     1,690,476      2,304,762
Capital assets, net (note 6) .....................       369,734        447,006
Investments, at cost (note 7) ....................        20,237         71,477
Goodwill (note 8) ................................    12,021,309     12,703,851
                                                     -----------    -----------
Total assets .....................................   $16,931,945    $18,614,108
                                                     ===========    ===========

                                   LIABILITIES
Current:
   Bank indebtedness .............................   $        --    $    36,853
   Accounts payable and accrued liabilities
      (note 10)...................................       558,557        542,578
   Current portion of long term debt..............        18,000         69,339
   Income taxes payable...........................        24,901        146,840
                                                     -----------    -----------
                                                         601,458        795,610

Deferred revenue and inducements (note 9) ........       139,488        121,864
Long term debt (note 11) .........................        44,000        151,224
Other liabilities ................................       109,375         43,750
Preference shares (note 12) ......................     3,500,000      3,500,000
                                                     -----------    -----------
                                                       4,394,321      4,612,448
                                                     -----------    -----------
Non-controlling interest .........................       192,731        301,869
                                                     ===========    ===========

                              SHAREHOLDERS' EQUITY
Shareholders' equity:
  Share capital (note 13).........................    16,358,558     16,358,558
  Deficit ........................................    (4,013,665)    (2,658,767)
                                                     -----------    -----------
Total shareholders' equity .......................    12,344,893     13,699,791
                                                     -----------    -----------
Total liabilities and shareholders' equity .......   $16,931,945    $18,614,108
                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

INTERUNION ASSET MANAGEMENT LIMITED
Consolidated Statements of Operations and Deficit (unaudited)
(amounts expressed in Canadian dollars unless otherwise stated)
(for the periods ended December 31)
--------------------------------------------------------------------------------

                                           3 months ended   3 months ended   9 months ended   9 months ended
                                            December 31,     December 31,     December 31,     December 31,
                                                2000             1999             2000             1999
                                           --------------   --------------   --------------   --------------
Revenue:
   Management fees.......................   $ 1,491,594      $ 1,419,655      $ 4,536,573      $ 3,763,881
   Other income (loss) (note 3 and 10)...       (34,046)         (35,095)         178,909          (71,327)
                                            -----------      -----------      -----------      -----------
                                              1,457,548        1,384,560        4,715,482        3,692,554
                                            -----------      -----------      -----------      -----------
Operating expense
   Commission and incentives.............       216,639          272,188          626,067          741,711
   Salaries and benefits.................       846,827          790,315        2,551,939        1,965,924
   Marketing and advertising.............        61,977           86,240          155,390          368,444
   Office and general....................       270,635          295,906          930,198          961,495
   Professional fees.....................        75,797           35,371          337,730          152,468
   Amortization of management contracts..        71,429           48,810          264,286           98,810
   Amortization of capital assets........        31,141           22,067           99,423           47,147
                                            -----------      -----------      -----------      -----------
                                              1,574,445        1,550,897        4,965,033        4,335,999
                                            -----------      -----------      -----------      -----------

   Operating loss before undernoted......      (116,897)        (166,337)        (249,551)        (643,445)
                                            -----------      -----------      -----------      -----------
Interest expense
   Current...............................           842           37,508           31,065           49,138
   Long term.............................        47,433           11,946          142,171           16,433
                                            -----------      -----------      -----------      -----------
                                                 48,275           49,454          173,236           65,571
                                            -----------      -----------      -----------      -----------
Loss before amortization of goodwill,
   non-controlling interest and income
   taxes................................       (165,172)        (215,791)        (422,787)        (709,016)

Income taxes (note 14)
   Current income taxes..................       164,133           68,056          374,044          126,442
                                            -----------      -----------      -----------      -----------
                                                164,133           68,056          374,044          126,442
                                            -----------      -----------      -----------      -----------
Loss before amortization of goodwill
   and non-controlling interest..........      (329,305)        (283,847)        (796,831)        (835,458)
Amortization of goodwill ................       197,666          149,902          595,606          369,798
                                            -----------      -----------      -----------      -----------
Loss before non-controlling interest ....      (526,971)        (433,749)      (1,392,437)      (1,205,256)
Non-controlling interest ................       (32,795)             897          (37,539)         (74,814)
Net loss, for the period ................      (494,176)        (434,646)      (1,354,898)      (1,130,442)
Deficit, beginning of period ............    (3,519,489)      (1,686,462)      (2,658,767)        (990,666)
Deficit, end of period ..................   $(4,013,665)     $(2,121,108)     $(4,013,665)     $(2,121,108)
                                            ===========      ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

INTERUNION ASSET MANAGEMENT LIMITED
Consolidated Statements of Cash Flows (unaudited)
(amounts expressed in Canadian dollars unless otherwise stated)
(for the periods ended December 31)
--------------------------------------------------------------------------------

                                                 3 months ended   3 months ended   9 months ended   9 months ended
                                                  December 31,     December 31,     December 31,     December 31,
                                                      2000             1999             2000             1999
                                                 --------------   --------------   --------------   --------------
Cash flows from operating activities
   Net loss....................................    $ (494,176)      $ (434,646)      $(1,354,437)     $(1,130,442)

   Adjustments for:
      Amortization of goodwill.................       197,666          149,902           595,606          369,798
      Amortization of management contracts.....        71,429           48,810           264,286           98,810
      Amortization of capital assets...........        31,141           22,067            99,423           47,147
      Deferred rent inducements................           790              790             2,370            1,108
      Unrealized loss on investment............        44,476           16,809            51,240          132,809
      Provision for doubtful receivable........        20,330             --              20,330             --
      Gain on sale/Adjustment to gain..........        21,437             --            (226,590)            --
      Non-controlling interest.................       (32,795)             897           (37,539)         (74,814)
   Changes in non-cash working capital
      Increase in accounts receivable..........         5,696          193,070            97,554           37,590
      Increase (decrease) in accounts payable..           763          121,945            15,979         (242,584)
      Increase (decrease) in income taxes
         payable...............................       (55,505)          74,269          (121,939)         113,275
      Other items, net.........................       (53,262)         (13,013)          (71,509)         (46,882)
                                                   -----------      ----------       -----------      -----------
                                                     (242,010)         180,900          (665,226)        (694,185)
                                                   -----------      ----------       -----------      -----------
Cash flows from investing activities
   Acquisition of capital assets, net of
      disposals................................        (8,320)          (4,929)          (22,151)        (268,302)
   Dispositions (acquisitions), net of cash
      acquired (disposed)......................            --       (4,087,173)          762,798       (4,401,403)
   Sale (purchase) of marketable securities....      (116,864)       4,181,220            82,745       (1,927,297)
                                                   -----------      ----------       -----------      -----------
                                                     (125,184)          89,118           823,392       (6,597,002)
                                                   -----------      ----------       -----------      -----------
Cash flows from financing activities
   Increase (decrease) in bank indebtedness....       (41,662)         (44,647)          (36,853)          49,729
   Increase (decrease) in deferred revenue
      and inducements..........................         9,682         (214,195)           15,254         (243,318)
   Repayments of long term borrowings..........        (4,500)          (8,100)         (158,563)        (132,768)
   Dividend paid to non-controlling interest...       (25,000)            --             (75,000)            --
                                                   -----------      ----------       -----------      -----------
                                                      (61,480)        (266,942)         (255,162)        (326,357)
                                                   -----------      ----------       -----------      -----------
Net increase (decrease) in cash ...............      (428,674)           3,076           (96,996)      (7,617,544)
Cash at beginning of period ...................       857,299          515,099           525,621        8,135,719
                                                   -----------      ----------       -----------      -----------
Cash at end of period .........................    $  428,625       $  518,175        $  428,625       $  518,175
                                                   -----------      ----------       -----------      -----------
Supplemental Cash Flows Information
   Interest paid...............................    $   25,826       $   29,455        $   85,752       $   45,572
   Income taxes paid...........................       218,231            5,618           515,609             (336)
                                                   ===========      ==========       ===========      ===========

See accompanying notes to consolidated financial statements.

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
December 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   Principles of Consolidation
          These consolidated financial statements include the accounts of InterUnion Asset Management Limited and its subsidiaries. The principal operating subsidiaries are Black Investment Management Ltd., Glen Ardith-Frazer Corporation, Guardian Timing Services Inc., Leon Frazer, Black & Associates Limited, P.J. Doherty & Associates Co. Ltd. and A.I.L. Investment Services Inc. (see note 3). Unless the context implies otherwise, the term "Company" collectively refers to InterUnion Asset Management Limited and all of its subsidiaries.

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

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
December 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

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

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
December 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

     The assets acquired and consideration given are as follows:

                                                                 12 months ended
                                                                  March 31, 2000
                                                                 ---------------
        Cash...................................................    $   44,849
        Net assets (liabilities) acquired, at fair value.......       311,601
        Management contracts...................................     2,000,000
                                                                   ----------
                                                                    2,356,450
                                                                   ----------
     Consideration
        Cash..................................................     4,324,310
        Class A Preference Shares.............................     3,500,000
        Direct acquisition expenses...........................       121,942
                                                                   ----------
                                                                    7,946,252
                                                                   ----------
     Goodwill..................................................    $5,589,802
                                                                   ==========

     Fiscal 2001 Dispositions:

     o On September 29, 2000, the Company sold its share ownership in A.I.L. Investment Services Inc. (AILISI), a wholly owned subsidiary, for cash proceeds of $650,000. AILISI provided all management and administrative services for one mutual fund corporation. The primary asset of AILISI was a management contract with a net book value of $350,000 on the date of sale. Included in `Other income' is a net gain of $197,000 resulting from this transaction



4.   MARKETABLE SECURITIES

     Marketable securities are recorded at market values and comprise the following:

                                                  December 31,         March 31,
                                                      2000               2000
                                                  ------------        ----------
     Bankers Acceptance...................         $1,572,661         $1,554,482
     Money Market Mutual Funds............            303,196            393,309
     Other Mutual Funds...................             33,198             44,009
                                                   ----------         ----------
                                                   $1,909,055         $1,991,800
                                                   ==========         ==========


     The Bankers Acceptances outstanding at December 31, 2000 mature between March 30 and April 30, 2001. Annualized yield on these securities range from 5.81% to 5.86%.



5.   MANAGEMENT CONTRACTS

     Management contracts comprise the following:

                                          December 31, 2000              March 31, 2000
                               ---------------------------------------   --------------
                                             Accumulated      Net Book       Net Book
                                  Cost       Amortization       Value          Value
                               ----------    ------------    ----------     ----------
Management contract
   (see note 3).............   $       --     $       --     $       --     $  400,000
Non-competition agreement ..    2,000,000        309,524      1,690,476      1,904,762
                               ----------     ----------     ----------     ----------
                               $2,000,000     $  309,524     $1,690,476     $2,304,762
                               ==========     ==========     ==========     ==========

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
December 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

6.   CAPITAL ASSETS

     Capital assets comprise the following:

                                            December 31, 2000                 March 31, 2000
                                ------------------------------------------    --------------
                                               Accumulated       Net Book        Net Book
                                   Cost        Amortization        Value           Value
                                ----------     ------------     ----------      ----------
Computer equipment ..........   $  633,100      $  484,233      $  148,867      $  176,879
Furniture, fixtures and other      441,372         324,405         116,967         137,785
Leasehold improvements ......      158,276          54,376         103,900         132,342
                                ----------      ----------      ----------      ----------
                                $1,232,748      $  863,014      $  369,734      $  447,006
                                ==========      ==========      ==========      ==========



7.   INVESTMENTS

     Investments are carried at the lower of cost and fair value and include the following:

                                                                      December 31,    March 31,
                                                                          2000          2000
                                                                      ------------    ----------
27,224 common shares of InterUnion Financial Corporation, ............  $10,236        $17,000
   a shareholder of the Company, held by a subsidiary of the
   company (quoted market value -- $10,236,
   March 31, 2000 -- $36,997)
44,477 Class A preference shares of Kanata Capital Inc., a ...........        1         44,477
   corporation controlled by minority shareholders of and held by a subsidiary (it is impractical to determine a fair value as the company is privately held and there is no ready market)
Other investments ....................................................   10,000         10,000
                                                                        -------        -------
                                                                        $20,237        $71,477
                                                                        =======        =======



8.   GOODWILL

                                                       December 31,   March 31,
                                                           2000         2000
                                                       ------------  -----------
      Cost..........................................   $13,675,099   $13,762,035
      Accumulated amortization......................     1,653,790     1,058,184
                                                       -----------   -----------
                                                       $12,021,309   $12,703,851
                                                       ===========   ===========



9.   DEFERRED REVENUE AND LEASE INDUCEMENTS

     Deferred revenue and lease inducements compromise the following:

                                                      December 31,     March 31,
                                                          2000           2000
                                                      ------------     ---------
      Deferred revenue......................            $ 95,484       $ 76,493
      Deferred rent inducement..............              44,004         45,371
                                                        --------       --------
                                                        $139,488       $121,864
                                                        ========       ========


     A controlled company's lease at its Toronto premises provides for rent-free periods and periods of significantly reduced rent. In order to properly reflect these rental inducements over the term of the lease, the total lease payments have been aggregated and allocated over the term of the lease on a straight-line

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
December 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

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

     Summary of the related party transactions affecting the accounts are as follows:

                                                 9 months ended   9 months ended
                                                  December 31,     December 31,
                                                      2000             1999
                                                 --------------   --------------
     Revenue
        Management fees.......................      $ 57,300         $ 87,500
        Other income..........................        29,700               --
     Expenses
        Commissions and incentives............        64,600               --
        Interest expense......................       131,200           20,000
        Office and general....................       152,000          141,900


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

     Related party balances in the accounts are as follows:

                                                   December 31,       March 31,
                                                       2000             2000
                                                     ------------     ---------
      Accounts receivable.................           $     --         $ 71,460
      Accounts payable....................             34,080           46,880
      Other liabilities...................            109,380           43,740


     These balances are interest-free, unsecured, payable on demand and have arisen from the transactions referred to above (except for Other liabilities which is due on November 19, 2002 and has arisen on issuance of preferred shares).

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
December 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

11.  LONG-TERM DEBT

                                                            December 31,   March 31,
                                                                2000        2000
                                                            ------------   --------
      Demand installment loan, monthly principal payments
         of $2,700, interest at prime plus 2%. The loan
         was repaid during the current quarter............   $     --      $114,100

      Demand bank loan, interest at prime +1/2%, monthly
         principal payments of $1,500 commencing
         January 2000.....................................     62,000        75,500

      Bank loan, interest at prime +1-1/2%, 30 monthly
         principal payments of $1,095 commencing
         September 1999, secured by computer equipment....         --        25,164

      10% note payable to a director and non-controlling
         interest shareholder, due on demand..............         --         5,799
                                                             --------      --------
                                                               62,000       220,563

      Less: current portion...............................     18,000        69,339
                                                             --------      --------
                                                             $ 44,000      $151,224
                                                             ========      ========


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

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
December 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

     The Preference Shares were voting, convertible, and rank in priority to the Common Shares with respect to the payment of dividends and the distribution of assets on liquidation, dissolution, or wind-up. The remaining conditions attached to the Preference Shares were to be fixed by the Directors of the Corporation before any series of Preference Shares are issued.

     During the prior year, the articles of the Company were amended to cancel the former Preference Shares and to authorize the issuance of an unlimited number of Class A and Class B Preference Shares, issuable in Series (note
     12).

     Details of issued share capital are as follows:

                                     Shares                     Amount
                             ----------------------    -------------------------
                               Common    Preference      Common       Preference
                             ---------   ----------    -----------   -----------
     December 31, 1999 &
        2000..............   1,568,161           --    $16,358,558   $        --
                             =========   ==========    ===========   ===========


      A common stock warrant was issued to the majority shareholder of the Company on March 8, 1999. Under the terms of the warrant, in the event that the assets under management as represented on March 8, 1999 are subsequently determined to be less than 95% of said representation, the majority shareholder is entitled to receive additional common shares of the Company. As at December 31, 2000, the rights represented by the common stock warrant were exercised by the majority shareholder. Consequently, management has estimated that approximately 44,000 common shares will be issued to the majority shareholder subsequent to the current period end. In addition, the transaction will prompt the option and preferred share adjustment clauses in the respective agreements. A total of approximately 2,871 additional stock options will be issued to present stock option holders and the conversion ratio for Class A Preference shareholders will be adjusted to approximately 80.61 common shares for each Class A preference share.

      During a prior fiscal period the Board of Directors of the Company approved the granting of options to employees to purchase up to 136,300 common shares of the Company which may be granted from time to time. Various vesting requirements are associated with each employee grant.


             Vested Options                                Number of Options
  --------------------------------------   -------------------------------------------------
                                           Outstanding,                         Outstanding,
  Fiscal year   Vested expiry   Exercise   December 31,   Issued                December 31,
   granted          date          price        1999      (vested)   Exercised       2000
  -----------   -------------   --------   ------------  --------   ---------   ------------
      1999      Jan 21, 2009     $16.13       36,300          --         --        36,300
      1999      Jan 21, 2009     $ 0.001      22,000          --         --        22,000
      2000      May 10, 2009     $13.00        6,417      11,000         --        17,417


             Unvested Options                                     Number of Options
  --------------------------------------   --------------------------------------------------------------
                                           Outstanding,                                      Outstanding,
  Fiscal year   Vested expiry   Exercise   December 31,                                      December 31,
   granted          date          price        1999       Issued      Vested     Forfeited       2000
  -----------   -------------   --------   ------------  --------   ---------    ---------   ------------
      1999      Jan 21, 2009     $ 0.001      26,000          --         --         15,000      11,000
      2000      May 10, 2009     $13.00       26,583          --     11,000        -            15,583

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
December 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

     Unvested options with an exercise price of $0.001 will vest on the basis of specific employee performance related to the acquisition of assets under management. The unvested options will expire on March 31, 2001 if performance criteria is not met. Unvested options with an exercise price of $13.00 will vest evenly over a three-year term.



14.  INCOME TAXES

     The Company's effective income tax rate used in determining the provision for income taxes is as follows:

                                                 9 months ended   9 months ended
                                                    December 31,    December 31,
                                                        2000            1999
                                                 --------------- ---------------
      Combined statutory tax rate (recovery)......    (43.5)%         (44.6)%

      Deduct:
         Non-deductible expenses..................     11.9             4.5
         Temporary differences....................     18.9             9.8
         Unrecognized losses carried forward......    123.6            45.9
         Non-taxable gains........................    (26.0)             --
         Other, net...............................      3.6             2.2
                                                       ----            ----
         Effective income tax rate................     88.5%           17.8%
                                                       ====            ====


     As at December 31, 2000, the consolidated group had approximately $1,662,000 of non-capital losses (March 31, 2000 -- $1,512,000) and
     $401,000 (March 31, 2000 -- $13,000) of capital losses which may be carried forward and utilized to reduce future years' taxable income and capital gains, respectively. These figures reflect the reduction of $507,000 in non-capital losses arising from the sale of AILISI. Capital losses can be carried forward indefinitely. The right to claim the non-capital losses expires as follows:

          Expiry
          ------
          2006.........................................   $  281,000
          2007.........................................      757,000
          2008.........................................      624,000
                                                          ----------
                                                           1,662,000
                                                          ==========


     During the period, the Company's future income tax asset increased by $165,000 and totaled $966,000 (March 31, 2000 -- $801,000) after applying the statutory tax rate to the temporary differences and non-capital and capital losses described above.

     Subsequently, the net change to the valuation allowance during the period, and the total valuation allowance as at December 31, 2000 provided by the Company, increased by $165,000 and totaled $940,000 (March 31, 2000 -- $775,000) to reduce the future income tax asset, reflecting the uncertainty of full realization of the future income tax asset.

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
December 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

15.  LOSS PER SHARE

     Basic loss per share has been calculated on a weighted average basis of common shares outstanding during the period.

                                                9 months ended    9 months ended
                                                  December 31,      December 31,
                                                      2000              1999
                                                --------------    --------------
     Weighted average common shares
     - basic calculation.....................      1,568,161         1,568,161


     The calculations of fully diluted earnings per share is based upon the common shares outstanding during the period as above and not adjusted by the unexercised convertible Class A Preference shares and vested options in computing diluted loss per share because their effects were antidilutive.

                                                9 months ended    9 months ended
                                                  December 31,      December 31,
                                                      2000              1999
                                                --------------    --------------
     Basic loss per share....................       $(0.86)           $(0.72)



16.  COMMITMENTS

     The Company has basic lease payments exclusive of operating costs for the premises and office equipment for the next five years as follows:

                                                        12 months ended
                                                          December 31
                                                        ---------------
          2001.......................................       305,000
          2002.......................................       171,000
          2003.......................................       112,000
          2004.......................................        32,000
          2005.......................................            --


     The Company has employment contracts and obligations with seven of its employees at the following annual base salaries amount:

                                                        12 months ended
                                                          December 31
                                                        ---------------
          2001.......................................      1,110,000
          2002.......................................        709,000
          2003.......................................        490,000
          2004.......................................        449,000
          2005.......................................             --



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

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
December 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

18.  RECONCILIATION OF CANADIAN AND UNITED STATES
     GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). Material differences at December 31 between Canadian GAAP and accounting principles generally accepted in the United States ("U.S. GAAP") are described below:

     a)   Statements of Operations:

          The application of U.S. GAAP would have the following effect on net loss for the quarter and loss per common share as reported:

                                                 9 months ended   9 months ended
                                                  December 31,     December 31,
                                                      2000             1999
                                                 --------------   --------------
     Net loss for the period, Canadian GAAP...    $(1,354,898)     $(1,130,442)
     Stock based compensation (i).............        (51,704)        (149,250)
                                                  -----------      -----------
     Net loss for the period, U.S. GAAP.......    $(1,406,602)     $(1,279,692)
                                                  ===========      ===========
     Loss per common share under U.S. GAAP....    $     (0.89)     $     (0.82)


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

               Under APB 25 the intrinsic-value of vested options would have been $0 (1999 -- $0). The intrinsic-value of unvested options is estimated to be $177,000 (1999 -- $597,000) with a vesting period of two years (1999 -- three years). Accordingly, had the Company recognized compensation cost related to the unvested options the intrinsic value would have been amortized over the vesting period, or in amounts of $88,500 (1999 -- $199,000) in each vesting year. Management's best estimate is that the performance conditions attached to the unvested options will be met. Total compensation cost for the period under APB 25 would have been $51,704 (1999 -- $149,250). Had the Company booked compensation expense in accordance with APB 25, basic loss per share would have been increased by $0.03 (1999 -- $0.10).

          (ii) Common Stock Warrant

               Under U.S. GAAP, the common shares to be issued to the majority shareholder subsequent to the current period end would be reflected as issued for no consideration as at December 31, 2000. The inclusion of these common shares would not have a significant impact on loss per common share reported under U.S. GAAP.

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
December 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

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

          (ii) Comprehensive Income

               FASB SFAS No. 130 introduced the concept of Comprehensive Income. Under this pronouncement, U.S. GAAP requires companies to report Comprehensive Income as a measure of overall performance. Comprehensive Income includes net income and all other changes in equity, exclusive of shareholders' contributions or any distributions to shareholders. The application of FASB SFAS
               N0. 130 would not have a material effect on net loss for the period and loss per common share as reported under U.S. GAAP.


19.  COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS

     Certain comparative figures have been restated to conform with the current period's presentation.