Form 10KSB40
period 2001-03-31
INTERUNION FINANCIAL CORP
filed 2001-07-02
CIK 924805

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

     PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:       March 31, 2001    Commission File No: 000-28638

                        INTERUNION FINANCIAL CORPORATION
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                              87-0520294
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organisation)


   1232 N. Ocean Way, Palm Beach, Fl                            33480
   ---------------------------------                            -----
(Address of principal executive offices)                      (Zip Code)

           (561) 845-2849                             (561) 844-0517
           --------------                             --------------
    (Issuer's telephone number)               (Issuer's telecopier number)

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock $0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes "X No "

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ x ]

The Financial Statements required by Rule 3.09 of Regulation S-X of the Registrant significant investee, InterUnion Asset Management, are incorporated in full by reference herein.

State issuer's revenues for its most recent fiscal year:  $   333,029

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. $2,478,642 as at April 30, 2001

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares - 1,899,974 as of March 31,2001.

Transitional Small Business Disclosure Format (Check One)  Yes [   ]  No [ X ]

                        INTERUNION FINANCIAL CORPORATION

                                   FORM 10-KSB

                                TABLE OF CONTENTS

PART I......................................................................................................3
    Item 1 DESCRIPTION OF BUSINESS..........................................................................3
    Item 2 DESCRIPTION OF PROPERTY..........................................................................6
    Item 3 LEGAL PROCEEDINGS................................................................................6
    Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................7
PART II.....................................................................................................7
    Item 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........................................7
    Item 6 MANAGEMENT'S DISCUSSION AND ANALYSIS.............................................................9
    Item 7 FINANCIAL STATEMENTS............................................................................16
    Item 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............16
PART III...................................................................................................16
    Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
           OF THE EXCHANGE ACT.............................................................................16
    Item 10 EXECUTIVE COMPENSATION.........................................................................18
    Item 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................19
    Item 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................21
    Item 13 EXHIBITS AND REPORTS ON FORM 8-K...............................................................22

PART I

Item 1   DESCRIPTION OF BUSINESS

(A)      BUSINESS DEVELOPMENT

INTERUNION FINANCIAL CORPORATION (the "Company"), is a Delaware corporation. The Company was incorporated on February 7, 1994. InterUnion strategy is to acquire, when possible, a majority interest in financial services business. The Company acquires for cash but preferably for Common Shares of the Company with additional incentives for vending shareholders via Common Share Purchase Warrants and Stock Options for management.

In 1999, the Company restructured its interest in its Canadian based investment management activities in order to facilitate the growth strategy in that sector. InterUnion Asset Management became the holding company for the Company's interest in the following investment management companies: Guardian Timing Services Inc. ("GTS"); Leon Frazer, Black & Associates Limited ("LFB"); AIL Investment Services ("AILIS") and Black Investment Limited ("BIM"). The purpose of the restructuring of IUAM was to pursue acquisitions on a tax effective basis as well as secure an institutional strategic alliance. Merchant banking activities focus on restructuring and/or consolidating as principal, in order to capitalise smaller or privately/family held companies and attract institutional interest. Investment banking activities focus on advisory services and raising of capital, as agent, for small and medium size corporations, public or private which are either looking for institutional financing or strategic alliances in sectors in which InterUnion Financial Corporation has recognized research and corporate finance strength.

The Company's policy is not to get involved in the corporations it advises or provides financing to when acting as agent, and to limit the extent of its involvement in the corporations in which it acts as principal.

On January 25, 1999, the Company, through a roll over of its interests, reorganised its investment management companies: BIM, GTS and LFB, into IUAM. The purpose of the reorganisation was to allow IUAM to implement its business plan and continue its acquisition program, on a tax effective basis, as a consolidator of Canadian investment management companies and get access to an institutional strategic alliance. That restructuring has allowed the Company to include its IUAM ownership in its merchant banking activities.

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

On November 22, 1999, at the Company's Shareholders' meeting it was approved to amend the Certificate of Incorporation of the Company by allowing the Board of Directors of the Company to set the total amount of common voting stock, each share of stock having one vote, at $0.001 par value and shall be set by resolution as adopted by the Board of Directors, which such number of authorised shares may be changed from time to time, within our 10,000,000 share limitation, as adopted by resolution(s) adopted by the Board of Directors.

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

In December 1999, the Company formed a new, wholly owned, subsidiary named InterUnion Merchant Group Inc. (IUMG), a British Virgin Islands based company. InterUnion Merchant Group took over the assets and liabilities of Marbury Trading Corporation and Bearhill Limited upon their liquidation. The Company also changed name of I & B Inc. Delaware, USA, a wholly owned subsidiary to Credifinance Capital Corp. (CFCC), Delaware, USA.

In September 2000, the Company decided to separate the investment banking and investment management operations. In order to focus on its investment management operation, the Company sold its investment banking operations to RIF Capital Inc. (shareholder) for a consideration of the assumption of all the assets and liabilities of the Company, exclusive of the Company's 42.8% ownership in IUAM and its 100% ownership in IUAM. The shareholders of the Company approved the sale at the annual meeting on November 17, 2000. The investment banking operation was comprised of Credifinance Capital Corp. and its wholly owned subsidiary, Credifinance Capital Inc. and the latter's wholly owned subsidiary, Credifinance Securities Limited.

Following the sale, the Company owns a 42.8% interest in IUAM and 100% interest in IUMG.

(B)      BUSINESS OF ISSUER

GENERAL

The Company was formed as a "business bank" which would acquire, when possible, a majority interest in financial services companies in order to expand its investment banking activities.

InterUnion is both a holding and an operating company as it engages in activities which can be separate from the activities of its named subsidiaries:
InterUnion derives independent revenues from its own investment banking activities.

PRODUCTS AND/OR SERVICES OF ACTIVE SUBSIDIARIES

In addition to the operations of InterUnion Financial Corporation as the parent, the Company owns an operating entity, InterUnion Merchant Group Inc. In addition to this subsidiary, the Company has a 42.8% interest in InterUnion Asset Management Limited. IUAM is a holding company with interests in Canadian investment management companies.

The Company's investment banking operations, consisting of Credifinance Capital Corp., Credifinance Capital Inc. and Credifinance Securities Limited, were sold in September 2000 to RIF Capital Inc.

InterUnion Merchant Group ("IUMG"), is a B.V.I. corporation with administrative offices in Geneva Switzerland. Following the Company's sale of its investment banking operations, IUMG has had no activities. IUMG's investment in Receptagen Ltd, a Canadian based company, was assumed by the Company prior to the sale of the investment banking operation and the assumption of the assets and the liabilities of the Company in the sale to RIF Capital Inc.

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

The Company's primary interest in the investment management business is through its 42.8% ownership of IUAM based in Toronto, Canada. IUAM's investment management activities are carried out through Guardian Timing Services, Inc, Black Investment Management Limited, Leon Frazer, Black & Associates Limited, and A.I.L. Investment Services Limited, and P.J. Doherty & Associate Ltd. Working Venture Canadian Fund owns the remaining 57.2%. The above companies, in total, manage about $1.5 billion in assets.

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

The Glen Ardith-Frazer Corporation ("GAF") merged with Leon Frazer, Black & Associates in Fiscal 2001.

A.I.L. Investment Services Limited ("AILIS") was recently incorporated in Ontario. The objective of AILIS is to create a full family of mutual funds that is to be managed by affiliated companies within the IUAM Group. The distribution and marketing of the mutual funds themselves will be done by WVCF. AILIS is wholly owned by IUAM.

P.J. Doherty & Associate Ltd. ("PJD") is an Ottawa, Canada based investment management firm. In November 1999, IUAM acquired a 75% interest into P.J. Doherty

The Company has reached its objective to consolidate and capitalize through an association with an institutional investor, its Canadian investment management activities through a pure play vehicle, which could facilitate and accelerate its acquisition program. Going forward, the Company will focus exclusively on developing its interest through an extension of its shareholding in the investment management industry.

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

GROWTH STRATEGY

Since inception, InterUnion's strategy has been to be a "business bank" i.e. to be able to take advantage of investing/advisory opportunities. These opportunities can include the temporary involvement of the Company in pure financial service transactions. InterUnion's business will retain the purchase and selling of companies or part of companies which will use InterUnion's investment management services as well as its ability to pay cash and/or issue its own security in order to complete corporate transactions. InterUnion's strategy is also to reduce its shareholders' risk by ensuring that its book value is spread among various interests and does not depend on only one sector of activity or only one operating company. InterUnion has been successful in managing its investors' risk as today there is a sufficient number of professionals with adequate credentials and experience in the various operations who at the same time are shareholders of InterUnion. In time, as InterUnion gets a larger and more diversified shareholder base, that strategy should help InterUnion to grow and enable it to obtain outside financing.

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

GOVERNMENT REGULATION

The operating activities of the Company are not subject to governmental regulatory agencies, except for:

Black Investment Management Limited, The Glen Ardith-Frazer Corporation, Guardian Timing Services Inc., Leon Frazer Black & Associates Limited and P.J. Doherty Associates Ltd. are regulated by the Ontario Securities Commission.

Credifinance Securities Limited ("CFSL") is a member of the Investment Dealers Association of Canada, The Toronto Stock Exchange, The Montreal Exchange and the International Securities Market Association. As such, it is subject to the compliance, rules and regulations of these self-regulatory organisations. As a result of the sale of CFCC to RIF Capital Inc. in September, 2000, CFSL is no longer a subsidiary of the Company.

EMPLOYEES

InterUnion has 1 full time employee.

Item 2   DESCRIPTION OF PROPERTY

The Company does not own real estate and has no leasehold interests in real estate. The Company maintains an office at 1232 North Ocean Way, Palm Beach.

Item 3   LEGAL PROCEEDINGS

A claim has been instituted against the Company by National Research Council of Canada for the sum of Cdn$451,139.59 and prejudgment and postjudgment interest and costs. The claim is related to the Company's interest in Receptagen Ltd. The Company is defending its claim and has entered a counterclaim against National Research Council of Canada, Ubisol Inc. and Marianna Sikorska for damages in the amount of $4,000,000, punitive damages of $1,000,000, interest and costs. The basis of the counterclaim arises from an alleged conversion, misappropriation of confidential information and breach of confidentiality. The Company is awaiting a defence to the counterclaim. Examinations for discovery in this matter have not commenced.

Due to the claim's relation to interests in Receptagen Ltd, and as result of the assumption of the liabilities of the Company by Credifinance Capital Corp. ("CFCC") in September 2000, the obligation of the above claim has been assumed by CFCC.

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were brought to a vote of security holders, through solicitation of proxies or otherwise, during the period covered by this report:

a) Sale of the investment banking operation, comprised of Credifinance Capital Corp., Credifinance Capital Inc. and Credifinance Securities Limited, to RIF Capital Inc., the Company's majority shareholder.

b) Conversion of 1,500,000 shares of the Company's Class "A" Preferred shares to 15,000,000 shares of the Company's common stock.

c)       Reverse split of the Company's common stock on the ratio of 10 for 1.


PART II

Item 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)      MARKET INFORMATION

The issuer's common equity is traded on the NASD OTC Bulletin Board under the symbol: IUFC.

The high and low sale prices for each quarter within the last two fiscal years are as follows.

               Period              Open                 High                  Low                  Close
               ------              ----                 ----                  ---                  -----
             FY00 Qtr 1            1.88                 1.88                  1.50                 1.50
             FY00 Qtr 2            0.84                 0.84                  0.75                 0.75
             FY00 Qtr 3            0.63                 0.63                  0.44                 0.44
             FY00 Qtr 4            0.50                 0.94                  0.47                 0.94
             FY01 Qtr 1            0.82                 0.88                  0.32                 0.32
             FY01 Qtr 2            0.32                 0.47                  0.16                 0.25
             FY01 Qtr 3            0.25                 0.26                  0.10                 1.75
             FY01 Qtr 4            1.75                 2.25                  1.40                 1.44


(b)      HOLDERS

The approximate number of holders of record of each class of stock is as follows:

         Class of Stock                  Number of Holders
         --------------                  -----------------
         Common Share                    337
         Class A Preferred               None issued(1)
         Class B Preferred               None issued
         Class C Preferred               None issued

         (1) 1,500,000 Class A Preferred shares, representing 100% of the issued shares in this class were converted to 15,000,000 common shares on a 10 for 1 basis.

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

         (B)      SALES PURSUANT TO REGULATION S

The following sales of Common Stock were made by the Company within the past three (3) years in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, as contained within Regulation S promulgated by the Securities and Exchange Commission:

         Title of Class
            (1) (2) (3)                        Price per
                 (4)(5)   Number of Shares       Share      Consideration         Commission                 Date
              Common(6)         229,453          5.00           1,147,265              Nil                April 1997
              Common(7)          60,000          3.00             180,000              Nil                 June 1997
              Common(8)          15,000          6.00              90,000              Nil               August 1997
              Common(9)         213,194          4.00             852,776              Nil             February 1998
             Common(10)         216,640          3.64             788,569              Nil                April 1998
             Common(11)          17,002          4.00              68,008              Nil                  May 1998
                 Common          35,000          4.00             140,000            7,000                 June 1998
             Common(11)         262,142          4.00           1,048,568              Nil                 July 1998
             Common(11)          10,000          4.00              40,000              Nil             December 1998
             Common(11)         180,000          3.50             630,000           63,000             February 1999
             Common(12)          25,000          3.50              87,500              Nil                March 1999
             Common(11)           1,140          4.00               4,560              Nil                March 1999
             Common(13)         114,500          0.50              57,250              Nil             November 1999
            Common (14)       2,014,198          0.40             805,679              Nil             November 1999
             Common(15)      15,000,000          4.00             150,000              Nil            September 2000

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

         (13)     The shares issued in settlement of note payable.

         (14)     The shares issued in settlement of note payable.

         (15) These shares were issued on the conversion of 1,500,000 shares of Class "A" Preferred at ratio of 10 to 1.

Item 6   MANAGEMENT'S DISCUSSION AND ANALYSIS

         (a)      OVERVIEW

InterUnion Financial Corporation ("IUFC" or InterUnion") was incorporated on February 7, 1994. InterUnion strategy is to acquire, when possible, a majority interest in financial services business. The Company acquires for cash but preferably for Common Shares of the Company with additional incentives for vending shareholders via Common Shares Purchase Warrants and Stock Options for management.

In 1999, the Company restructured its interest in its Canadian based investment management activities in order to facilitate the growth strategy in that sector. InterUnion Asset Management became the holding company for the Company's interest in the following investment management companies: Guardian Timing Services Inc. ("GTS"); Leon Frazer, Black & Associates Limited ("LFB"); AIL Investment Services ("AILIS") and Black Investment Limited ("BIM"). The purpose of the restructuring of IUAM was to pursue acquisitions on a tax effective basis as well as secure an institutional strategic alliance.

IUAM issued 878,170 Common Shares (56%) to Working Venture Canadian Fund ("Working Venture" or "WCF") for gross proceeds of C$10 million. On November 19, 1999, IUAM acquired a 75% interest into P.J.Doherty ("PJD"), an Ottawa, Canada, based money manager.

In 2000, at the request of WVF which changed its mutual find strategy, IUAM sold the AIL Investment Services ("AILIS"). During that same year, WVF exercised a Common Share Purchase Warrants on IUAM, increasing its interest to 57.2% from 56%.

The following table is a summary of IUAM's interest in the above mentioned investment management companies as at March 31, 2001:

                                    Ownership Interest:
                                    -------------------
BIM                                         53.20%
GTS                                        100.00%
LFB                                         76.50%
AILIS                                      100.00%
PJD                                         75.00%

Although IUFC's interest in IUAM is 42.8%, through the Unanimous Shareholders Agreement entered into with Working Venture, the Company has a number of specific and extended minority rights. The Company accounts for IUAM on the equity method.

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

In June 2000, the Company acquired its 243,750 Common Shares at the rate of $0.6153 per share in settlement of a $150,000 Note Receivable from an unrelated party.

During the second calendar quarter of 2000, the Company sold its investment banking subsidiary, Credifinance Capital Corp. (Delaware) "CFCC" to its majority shareholder RIF Capital Inc ("RIF"). The transaction was made effective September 30, 2000, and was approved by the shareholders of the Company at the Company's Annual and Special Shareholders meeting in November 2000. The purpose of the transaction was to make the Company a "pure play" and allow more flexibility to either raise capital or use its Common Stock as currency while pursuing acquisitions of investment management companies in Canada through IUAM or, alone, elsewhere. It also allows an opportunity for the shareholders of IUAM to roll over their interest in a tax effective manner into the Company while, offering at the same time the possibility to the minority shareholders of the IUAM investee companies, to exchange the share they hold in private companies for common stock of a public entity.

In September 2000, the Company converted its Class "A" Preferred Shares into Common Shares at the rate of 1 to 10. Consequently, in lieu of 1,500,000 Class "A" Preferred Shares, the Company issued 15,000,000 Common Shares.

In November 2000, in a Special Meeting of the Shareholders of the Company, it was resolved to execute a reverse split in the issued and outstanding common stock of the Company in the ratio of ten (10) to one (1). Consequently, the number of issued and outstanding common stock of the Company reduced to 1,899,974.

The Company does not intend to hold a passive investment interest in a number of entities. Management believes that the divestiture in which the Company was engaged in FY2001 was necessary in order to implement a business plan which will allow in the short to medium term to create a "brand name" through the amalgamation of a number of its affiliates. The Company, with only one class of shares, through amalgamation and rolling over minority held interest in privately held portion of investee companies, could effect considerable savings and be allowed to use its own Common Shares for purchasing of further businesses.

Revenues

The flow of revenues from investment banking ceased when the Company sold CFCC during the 2nd quarter 2001. Total revenues for FY2001 were $333,029, down 49% from $658,601 the previous year. The Company did not get any dividend from its 42.8% interest in IUAM.

Cost of Revenues

Until 2nd quarter of FY2001 the principal elements comprising costs of revenues were commissions and salaries paid to non administrative personnel who were remunerated solely on the basis of their performance. However, due to disposal of investment banking business the cost of revenue primarily consisted of general, selling and administrative expenses. During the year 2001, the selling, general and administrative expenses declined by $248,415 to $366,607 representing a decline of 40.4% over fiscal 2000.

Interest Income

The Company's interest income mainly consisted of interest from loans to affiliated companies and the interest on credit balances maintained with the banks. The company's interest earnings increased by 56.8% to $60,072 in fiscal 2001.

Interest Expenses

The Company paid interest on the loan from affiliated companies. However, the amount of the interest expense reduced by 75.9% to $23,599 in year 2001 from $98,106 in the year 2000.

Gain/Loss on Issuance of Security

The Company had no gain or loss on issuance of securities during FY 2001.

Discontinued Operations:

As a result of the sale of its investment banking subsidiary, CFCC, in the 2nd quarter of FY 2001, the Company reported a profit of $358,169 in September 2000, from discontinued operations. However, as a result of disposal of discontinued assets of CFCC, the Company incurred a loss of $780,401.

In fiscal 2000, the Company dissolved the following subsidiaries: Credifinance Realty Corp. (Ontario) and Credifinance Securities Inc. (Florida) which had no activity. During the same year, the Company, through a newly created subsidiary, InterUnion Merchant Group Inc.("IUMG""), (BVI), took over the assets and liabilities of subsidiaries which were dissolved: Marbury Trading Corp. (BVI) and Bearhill Ltd. (BVI).

Losses, Write Downs and Write Offs

At the beginning of FY2000, the book value of the ITM software was $1,154,666 and the annual amortisation was $192,444. In accordance with GAAP, SFAS No121, the value of the software was written off, resulting in an amortisation expense of $1,154,666.

In accordance with GAAP, the Company decided during FY 2000 to write down the Market Value of its investment in Receptagen Ltd. ("RCG"), resulting in an unrealised loss of $1,251,334. Subsequent to RCG default on the Forbearance Agreement entered with the Company, InterUnion had recognized a gain of $668,986 during the third quarter of FY2000. It was recommended to the Company by its auditors not to recognise that gain until the proceeds under the Note Receivable from News Researches Corp. were realised through repayment of that Note or sale of the underlying security. Consequently, the recognition of gain was reversed in the 4th quarter of fiscal 2000. During fiscal 2001, the investment in "RCG" was sold resulting in a further loss of $27,379. In FY2001, the company wrote down its notes receivable from Receptagen of $633,286.

As a result of the sale of the operations of CFCC, the Company reported a income from operations of discontinued operations. The consolidated profit of CFCC prior to disposal of $358,169 is shown in a separate line on the consolidated statements of operations of the Company.

Exposure to International Operations

The Company's revenues are generated in North America, however, it has a 100% owned subsidiary in British Virgin Islands. The Company, therefore, does not have a significant exposure to currency or country risk.

Seasonal

Neither the Company nor its subsidiaries operate in any business which could be affected by changes in season.

         (b)      RESULTS OF OPERATIONS

Fiscal 2000 was:

         - The first year the Company decided to adopt the most conservative approach to its investments and amortisation costs.

Financial highlights are as follows:


                                                           2001              2000             1999
                                                           ----              ----             ----
         Revenues                                          333,029          658,601         1,463,884
         Loss excluding discontinue. Operations         (1,903,693)      (3,466,623)         (390,182)
         Discontinued operation                           (422,231)        (132,822)                0
         Net Loss                                       (2,325,925)      (3,599,445)         (390,182)

         Assets                                          3,144,335        9,722,529        29,448,186
         Shareholders' Equity                            2,764,613        5,240,538         7,919,650
         Working Capital                                   (77,480)       1,303,131         1,773,590
         Common Shares Outstanding                       1,899,974        4,243,123         2,114,425
         Book Value per Common Share                          1.46             1.24              3.67

Fiscal Year 2001 Compared to Fiscal Year 2000

(1)      Overview

During fiscal 2001 revenue of the Company amounted to $333,029 as compared to $658,601 in the fiscal 2000. The total expenses for the year ended March 31, 2001, excluding equity pick-up of IUAM but including write-down of notes receivable from Receptagen of $633,286 was $1,073,267 as compared to $3,103,724 in fiscal 2000, representing a decrease of $ 2,030,457 or 65.42%. The Company's equity share in the loss of IUAM for the year 2001 was $1,163,455 in comparison to $1,021,500 in fiscal 2000. The Company recorded a net loss of $422,232 from the sale of the CFCC subsidiary in September 2000. The Company's net loss for the fiscal year 2001 was $2,325,925 as compared to $3,599,445 in fiscal 2000, representing a decrease of $1,273,520 or 35.38%.

The Company does not expect to record future losses through amortization or write-downs although it expects continued losses from its 42.8% interest in IUAM.

Loss per share for fiscal 2001 was $2.016 versus a loss of $12.076 a year earlier. The number of common shares outstanding as of March 31, 2001 is 1,899,974 versus 4,243,123 as of March 31, 2000.

(2)      Revenues

For the fiscal year 2001, the Company's revenues stood at $333,029 as compared to $658,601 for fiscal 2000, representing a decline of $347,332 or 56.0%.

(3)      Cost of Revenues

Until 2nd quarter of FY2001 the principal elements comprising costs of revenues were commissions and salaries paid to non administrative personnel who were remunerated solely on the basis of their performance. However, due to disposal of the investment banking business the cost of revenue primarily consisted of general, selling and administrative expenses. During the year 2001, the selling, general and administrative expenses declined by $248,415 to $366,607 representing a decline of 40.4% over fiscal 2000.

(4)      Net loss

Net loss for the year ended March 31, 2001 was $2,325,925 as compared to a loss of $3,599,445 for the fiscal year 2000, representing a decrease of $1,273,520 or 35.38%. The net loss for the fiscal 2001 was contributed mainly by the followings: a net loss of $422,232 on disposal of CFCC subsidiary; a write-down of notes receivable of $633,286 from Receptagen; and an equity share of $1,163,455 in the loss of 42.8% owned subsidiary of IUAM.

Basic loss per share for the year 2001 was $2.016 versus $12.076 the previous year. Weighted average common shares outstanding in Fiscal 2001 was 1,153,759 versus 298,076 in Fiscal 2000.

Fiscal Year 2000 (restated) Compared to Fiscal Year 1999

(1)      Overview

Revenues were reduced by $805,283 or 55.0%, representing the effect of $781,770 being the revenues from the 2000 activities of CFCC companies being reclassified out of revenues from continuing operations. The total expenses for the year ended March 31, 2000, excluding equity pick-up of IUAM but including one time charge for assets write-down of $2,216,555, was $3,103,729 as compared to $1,847,248 in 1999, representing an increase of $ 1,256,476 or 68.2 %. The Company's loss from operations increased to $2,445,123 as compared to $383,364 in 1999, representing an increase of $2,061,759. The above increase in the loss from operations was due to the following one-time charges totalling $2,216,555: write down in investments ($1,251,334 for Receptagen Ltd.) And one time amortisation ($965,221 for the Bearhill Ltd. market timing model).

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

(2)      Revenues

Revenues from continuing operations were reduced by $781,770 from fiscal 1999 at $1,463,884.

(3)      Cost of Revenues

Cost of revenues (Selling, General and Administrative expenditures) for the year decreased by $889,937 or 59.1% to $615,022 versus $1,504,959 the previous year reflecting the inclusion of CFCC expenses in discontinued operations. The Company continues to control its costs effectively and intends to continue to reduce non-selling costs.

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

(c)      LIQUIDITY AND CAPITAL RESOURCES

In order to meet its growth plans and fund any operating cash requirements, the Company's policy is to issue additional capital stock, when possible. To date the Company has done this either through the issuance of Confidential Private Placement Offerings under Regulation "D" or Regulation "S". The following are details of these private placements during the previous three fiscal years:

                 Date               # of Shares               Amount            Type
                 ----               -----------               ------            ----
                April 1997             229,453             1,147,265        Regulation "S"
                 June 1997              60,000               180,000        Regulation "S"
               August 1997              15,000                90,000        Regulation "S"
             February 1998             213,194               852,776        Regulation "S"
                April 1998             216,640               788,569        Regulation "S"
                  May 1998              17,002                68,008        Regulation "S"
                 June 1998              35,000               140,000        Regulation "S"
                 July 1998             262,142             1,048,568        Regulation "S"
             December 1998              10,000                40,000        Regulation "S"
             February 1999             180,000               630,000        Regulation "S"
                March 1999              25,000                87,500        Regulation "S"
                March 1999               1,140                 4,560        Regulation "S"
             November 1999             114,500                57,250        Regulation "S"
             November 1999           2,014,198               805,679        Regulation "S"
            September 2000          15,000,000               150,000        Regulation "S"

In addition to the above, IUAM raised C$10 million directly in fiscal 2000. During fiscal 2001 WVF exercised a Common Share Purchase Warrants on IUAM, increasing its interest to 57.2% from 56% while decreasing IUFC's share in IUAM to 42.8% from 44%. These funds were used to eliminate a bank loan of approximately C$1 million and fund the AILIS venture, C$500,000. The balance of the funds will be used for acquisitions and operations.

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

All of the Company's Class A Preferred Shares have been converted into common shares in Fiscal 2001.

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

Revenue Recognition: In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" (SAB 101). The company has evaluated the effects of the SAB and has determined that there is no material impact on its method of recognizing revenue.

Stock Base Compensation: The recently promulgated accounting standard, FIN44 "Accounting for Certain Transactions involving Stock Compensation", does not affect the financial statements of the Company.

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

The audited consolidated financial statements for InterUnion Financial Corporation, covering fiscal years ended March 31, 2001 and 2000 are submitted in compliance with the requirements of Item 310 of Regulation S-B.

Items 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective January 17, 2000, the Company retained Mintz & Partners as its accountants. The 2000 opinion contained no adverse opinion or disclaimer of opinion, and was not qualified as to uncertainty, audit scope or accounting principles. Mintz & Partners continues as the Company's accountants.

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

None of the reportable events described in Item 304(a) (1) (ii) occurred with respect to InterUnion within the last two fiscal years and the subsequent interim period to the date of change. During the last two fiscal years and the subsequent interim period to the date of change, InterUnion did not consult Mintz & Partners regarding any matter or events set forth in Item 304(a) (2) (i) and (ii) of Regulation S-B.

PART III

Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         (a)      IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS


Name, Municipality of Residence     Age     Length of Service
================================================================================
Robert W. Crosbie                   71      Appointed as Director
Toronto, Ontario                            September 3, 1998

Georges Benarroch                   54      Director and appointed as President
Paris, France                               and Chief Financial Officer;
                                            March 21, 1994

T. Jack Gary, III                   59      Appointed as Secretary
West Palm Beach, Florida                    January 30, 1995

Muriel Woodtli                      50      Appointed as Director
Geneva, Switzerland                         November 22, 1999

Martin Kovnats                              Appointed as Vice President
Toronto, Ontario, Canada                    September 28, 1999

ROBERT W. CROSBIE is a Director of the Company and also represents the Company as a director of IUAM.

GEORGES BENARROCH is the President, Chief Executive Officer of the Company as well as a Director and Chairman of the Audit Committee. He is also Chairman of InterUnion Asset Management Ltd. In addition, Mr. Benarroch is a Director of Credifinance Capital Corp., the Chief Executive Officer, and Chairman of the Board of Credifinance Securities Limited, President, Chief Executive Officer, and

Chairman of the Board of Credifinance Capital Inc. He is also a director of Transmeridian Exploration Inc. and the President of Equibank Inc.

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

MARTIN KOVNATS is the Vice President of the Company and is a member of the IUAM board of Directors. He is appointed as an officer of the Company for a period of one year from the date of the appointment on September 28, 1999. He is a partner in Aird & Berlis law firm in Toronto. Mr. Kovnats represents IUFC as a director of IUAM.

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

(b)      AUDIT COMMITTEE

The Audit Committee had three meetings since approving the financial statements for the previous year. The first meeting was to approve the change in auditors. The second meeting was to review the Company's accounting policies while the third meeting was to recommend to the Board of Director that the March 31, 2001 Consolidated Financial Statements be approved and presented to the shareholders, and to receive confirmation from the auditors that they have been and remain independent of the company.

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

(f)      COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

For the two fiscal years ended March 31, 2001, to the best of the Company's knowledge no director, executive officer and beneficial owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by section 16(a) of the Exchange Act.

Item 10  DIRECTOR AND OFFICER COMPENSATION

         (A)      SUMMARY COMPENSATION TABLE

Name and                   Fiscal       Base            Other           Long Term       All other          Total
Principal Position         Year         Salary          Bonus           Compensation    Compensation       Compensation
=======================================================================================================================
Georges Benarroch          2001          None            None            None            None              None
President & CEO            2000          None            None            None            $13,387 (1)       $13,387
                           1999          None            None            None            $30,000 (1)       $30,000
                           1998          None            None            None            $30,000 (1)       $30,000

Robert W. Crosbie          2001          None            $50,000(3)      None            None              $50,000
Director                   2000          None            None            None            None              $50,000
                           1999          $18,230(2)      $87,500(5)      None            $83,044 (2)       $188,774
                           1998          $45,885(2)      None            None            $27,097 (2)       $72,982

Muriel Woodtli             2001          None            None            None            $2,000 (4)        $2,000
Director                   2000          None            None            None            $1,750 (4)        $1,750
                           1999          None            None            None            None              None


T. Jack Gary               2001          None            None            None            None              None
Corporate                  2000          None            None            None            None              None
Secretary                  1999          None            None            $42,500(6)      None              $42,500
                           1998          None            None            None            None              None

Martin Kovnats             2001          None            None            None            $6,393 (7)        $6,393
Vice-President             2000          None            None            None            $12,388 (7)       $12,388
                           1999          None            None            None            None              None
                           1998          None            None            None            None              None

         (1) This amount represents life, disability and medical insurance and certain expenses.

         (2) This was paid by Black Investment Management Limited, a subsidiary of IUAM, for services unrelated to those offered to InterUnion Financial Corporation.

         (3) This represents 16,575 Common Shares of the Company, issued in Fiscal 2002.

         (4)      Director's fees.

         (5)      This represents 25,000 Common Shares of the Company.

         (6) The amount represents 50,000 stock option with an expiry date of September 3, 2001 and an exercise price of $4.00 per share.

         (7) Mr. Martin Kovnats is a Vice President of IUFC. He represents IUFC at the Board Meetings of IUAM. The amount indicated above is paid directly to his firm, Aird & Berlis, for the time spent on IUFC business.

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

Section 14 of ARTICLE III of the By-Laws of InterUnion provides that directors do not receive any stated salary for their services as directors. However, by board resolution, a fixed fee and expenses of attendance may be allowed for each meeting. These limitations do not affect compensation for a person serving as an officer or otherwise for the Company and receiving compensation therefor. The Company's Board of Directors has approved payment of $1,750 and $2,000 respectively for the services of each of its independent directors for the fiscal year ending March 31,2000 and 2001.

Item 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following persons (including any group as defined in Regulation S-B, Section 228.403) are known to InterUnion Financial Corporation, as the issuer, to be the beneficial owner of more than five percent (5%) of any class of the said issuer's voting securities.

Title of         Name and Address of                         Amount and Nature of         Percentage
Class            Beneficial Owner                            Beneficial Owner             of Class
=====================================================================================================
Common           RIF Capital Inc. (1)                            1,747,985                  92.00%
                 Price Waterhouse Centre
                 PO Box 634C
                 St. Michael, Barbados, WI
                                                    Total        1,747,985                  92.00%

         (1) RIF Capital Inc. is wholly owned by Central Investment Trust. Safeguardian Limited is the sole protector of Central Investment Trust and is neither a beneficiary of the Trust or its subsidiaries.

(b)      SECURITY OWNERSHIP OF MANAGEMENT

In September 2000, the Company approved the conversion of 1,500,000 shares of Class A Preferred stock, owned by RIF Capital Inc., into 15,000,000 common shares of the Company.

The following information lists, as to each class, equity securities beneficially owned by all directors and nominees, and of the directors and nominees of the issuer, as a group.

Title of                 Name and Address of                         Amount and Nature of         Percentage
Class                    Beneficial Owner                            Beneficial Owner             of Class
=============================================================================================================
Common                   Safeguardian Limited                                  1,747,985            92.00%
                         PO Box 316                                              Trustee
                         Jardine House                                  (voting power of
                         1 Hesley Street                              Central Investment
                         St. Helier, Jersey, UK  JE4 8UD                           Trust

Common                   Robert W. Crosbie                                        19,104             1.01%
                         110 Yonge Street,  #1701
                         Toronto, Ontario
                         Canada     M5C 1T4

Common                   Martin Kovnats                                            ---               0.00%
                         BCE Place, Suite 1800,
                         181 Bay Street, Toronto, Ontario
                         Canada.

Common                   Georges Benarroch                                           ---             0.00%
                         68 rue Spontini
                         Paris, France     75016

Common                   T. Jack Gary, III                                           ---             0.00%
                         515 North Flagler Drive, #1500
                         West Palm Beach, Florida 33401

Common                   Muriel Woodtli                                              ---             0.00%
                         10 Rue Pierre-Fatio
                         Geneva, Switzerland

Common                   Directors and Executive Officers                                           93.01%
                         as a group (2 people)


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

Item 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)      CERTAIN RELATED TRANSACTIONS

         During fiscal 2001 and fiscal 2000 the Company and IUAM were not involved in any related party transaction.

Item 13  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Listing of Exhibits

Exhibit                                                                    Page
Table Number      Exhibit Name                                            Number
------------      ------------                                            ------
(2)(i)         Unanimous Consent in Lieu of The First Meeting               +
               of the Board of Directors of AU 'N AG, INC.
               (A Delaware Corporation)

(2)(ii)        Pre-Organisation Subscription and Letter of                  +
               Non-Distributive Intent

(2)(iii)       Plan and Agreement of Merger                                 +

(2)(iv)        Certificate of Merger, dated February 15, 1994               +

(3)(i)         Certificate of Incorporation of AU 'N AG, INC. Dated         +
               February 15, 1994

(3)(ii)        Certificate of Amendment of Certificate of Incorporation     +
               of AU 'N  AG, INC. Dated April 11, 1994

(3)(iii)       Certificate of Amendment of Certificate of Incorporation     +
               of AU 'N AG, INC. Dated April 11, 1994

(3)(iv)        Bylaws of InterUnion Financial Corporation                   +

(4)            Instruments Defining the Rights of Security                  +
               Holders Including Indentures                                 +


                  + Incorporated by reference to the Company's Registration Statement on Form 10-KSB filed on June 20, 1997.

         (b)      Reports on Form 8-K Subsequent to the Third Quarter

Exhibit                                                                   Page
Table Number      Exhibit Name                                           Number
------------      ------------                                           ------
(10)              Working Venture Canadian Fund's Investment in            ++
                  InterUnion Asset Management Limited

Exhibit                                                                   Page
Table Number      Exhibit Name                                           Number
------------      ------------                                           ------
(16)              Letter on change in certifying accountant               +++

Exhibit F         Financial Statements of InterUnion Asset Management Ltd.
                  as at March 31, 2001

                  ++ Incorporated by reference to the Company's Registration Statement on Form 8-K filed on March 16, 1999.

                  +++ Incorporated by reference to the Company's Registration Statement on Form 8-K filed on April 27 1999 and May 6,1999.
SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

                                          INTERUNION FINANCIAL CORPORATION
Date: June 29, 2001                       By: /s/ Georges Benarroch
---------------------------               -------------------------------------
                                          Georges Benarroch
                                          President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities on the dates indicated.

     Signature                            Title                         Date
     ---------                            -----                         ----

/s/  Georges Benarroch      President and Chief Executive Officer  June 29, 2001
------------------------
Georges Benarroch

/s/  Muriel Woodtli                                                June 29, 2001
------------------------    -------------------------------------
Muriel Woodtli              Director

================================================================================

                                                INTERUNION FINANCIAL CORPORATION

                                               CONSOLIDATED FINANCIAL STATEMENTS



================================================================================
                                                         MARCH 31, 2001 and 2000
================================================================================

                        INTERUNION FINANCIAL CORPORATION

                             MARCH 31, 2001 and 2000



                                    CONTENTS

                                                                       Page
                                                                       ----
Independent Auditors' Report:                                          F - 2

Consolidated Financial Statements:

Consolidated Balance Sheets                                            F - 3

Consolidated Statements of Operations                                  F - 5

Consolidated Statements of Shareholders' Equity                        F - 6

Consolidated Statements of Cash Flows                                  F - 7

Notes to Consolidated Financial Statements                 F - 8  To  F - 21















================================================================================

                          INDEPENDENT AUDITORS' REPORT

================================================================================



To The Directors and Shareholders of
InterUnion Financial Corporation

We have audited the accompanying consolidated balance sheets of InterUnion Financial Corporation as of March 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterUnion Financial Corporation as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Mintz & Partners LLP
Chartered Accountants

Toronto, Canada
June 20, 2001

                        INTERUNION FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

AS AT MARCH 31                                                   2001             2000
===========================================================================================
                                   A S S E T S
CURRENT ASSETS

    Cash and cash equivalents                               $       7,356     $      71,627
    Accounts receivables                                                0            68,239
    Receivable from Affiliates                                     54,792            27,555
    Refundable income taxes                                         7,502             6,709
    Prepaid expenses and other current assets                       5,400             7,434
    Notes receivable                                                    0         1,001,414
    Assets of discontinued operations (Note 10)                         0         3,996,413
                                                            -------------     -------------
                  Total current assets                             75,050         5,179,391
                                                            =============     =============
NON-CURRENT ASSETS

    Property and equipment, net               (Note 4)                  0             3,518
    Notes receivable, non-current portion     (Note 5)            878,150           633,286
    Investment in unconsolidated affiliates   (Note 15)         2,191,135         3,639,680
    Assets of Discontinued Operations         (Note 10)                 0           266,654
                                                            -------------     -------------
                  Total non-current assets                      3,069,285         4,543,138
                                                            -------------     -------------
                  TOTAL ASSETS                              $   3,144,335     $   9,722,529
                                                            =============     =============















================================================================================
                 See Notes to Consolidated Financial Statements            F - 3

                        INTERUNION FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

AS AT MARCH 31                                                                        2001             2000
===============================================================================================================

                              L I A B I L I T I E S
CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                            89,130          370,980
    Due to affiliates                                                                    3,399                0
    Note Payable                                                                        60,000                0
    Liabilities of discontinued operations   (Note 10)                                       0        3,477,724
                                                                                  ------------     ------------
                  Total current liabilities                                            152,529        3,848,704
                                                                                  ------------     ------------
NOTES PAYABLE, LONG-TERM PORTION  (Note 6)                                             227,193          633,286
                                                                                  ------------     ------------
                  Total liabilities                                                    379,722        4,481,990
                                                                                  ============     ============

                              SHAREHOLDERS' EQUITY

CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (Note 8)
    Class A Preferred Stock, $0.10 par value
         Authorized - none in 2001; 1,500,000 shares in 2000
    Issued and outstanding - 1,500,000                                                       0          150,000
    Class B Preferred Stock, $0.10 par value
         Authorized - 1,000 shares'
         Issued and outstanding - None                                                       -                -
    Class C Preferred Stock, $0.10 par value
         Authorized - 1,000 shares'
         Issued and outstanding - None                                                       -                -
    Common Stock, $0.001 par value
         Authorized - 5,000,000 in 2001 and 2000
         Issued and outstanding 1,899,974 in 2001; 4,243,123 in 2000                    18,999            4,243
    Additional Paid-In Capital                                                      10,597,294       10,612,050
CUMULATIVE TRANSLATION ADJUSTMENT                                                            0           37,439
ACCUMULATED DEFICIT                                                                 (7,851,680)      (5,563,194)
                                                                                  ------------     ------------
                  Total shareholders' equity                                         2,764,613        5,240,539
                                                                                  ------------     ------------
Total Liabilities and Shareholders' Equity                                        $  3,144,335     $  9,722,529
                                                                                  ============     ============


================================================================================
              See Notes to Consolidated Financial Statements               F - 4

                        INTERUNION FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31                                                               2001                  2000
=========================================================================================================================
REVENUES

    Investment Banking                                                               $      272,957        $      620,289
    Interest Income                                                                          60,072                38,312
                                                                                     --------------        --------------
                                                                                            333,029               658,601
                                                                                     --------------        --------------
EXPENSES

    Selling, General and Administrative                                                     366,607               615,023
    Write-down of Notes Receivable         (Note 20)                                        633,286                     0
    Amortization and Depreciation          (Note 18)                                          5,588             1,155,358
    Foreign Exchange Loss (Gain)                                                             16,808               (16,098)
    Write-down of Investment               (Note 19)                                         27,379             1,251,334
    Interest                                                                                 23,599                98,106
                                                                                     --------------        --------------
                                                                                          1,073,267             3,103,723
                                                                                     --------------        --------------

LOSS FROM CONTINUING OPERATIONS                                                            (740,238)           (2,445,122)

EQUITY IN NET LOSSES OF UNCONSOLIDATED AFFILIATES                                        (1,163,455)            (1,021,500)
                                                                                     ---------------        ---------------

(LOSS) FROM CONTINUING OPERATIONS                                                        (1,903,693)       $   (3,466,622)
                                                                                     ===============       ===============

DISCONTINUED OPERATIONS (Note 10, 12):

Income (loss) from operations of discontinued subsidiary, net of tax                        358,169              (132,822)
Loss on disposal of subsidiary, net of tax                                                 (780,401)                    0)
                                                                                     ---------------        ---------------
LOSS FROM DISCONTINUED OPERATIONS                                                          (422,232)              (132,822)
                                                                                     ---------------        ---------------
NET LOSS FOR THE YEAR                                                                $   (2,325,925)        $   (3,599,444)
                                                                                     ===============        ===============

LOSS PER COMMON SHARE - Basic and Diluted
    Weighted average common shares outstanding                                            1,153,759               298,076
    Weighted average preferred shares outstanding                                                 0             1,500,000
    Basic loss per share                                                                    (2.016)              (12.076)
    Loss from Continuing Operations                                                         (1.650)              (11.630)
    Loss from Discontinued Operations                                                       (0.366)               (0.446)





================================================================================
              See Notes to Consolidated Financial Statements               F - 5

                        INTERUNION FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 2001 AND 2000
================================================================================

                                                          Number                        Additional         Share
                                                            of                           Paid-in          Capital
                                                         Shares            Amount        Capital           Totals
Preferred Shares
    Balances,
      March 31, 1999 and 2000                            1,500,000        $150,000               0      $    150,000
      Converted into common
      Stock at 1 to 10                                  (1,500,000)       (150,000)              0          (150,000)
                                                       -----------      ----------   -------------      ------------
      March 31, 2001                                             0               0               0                 0
                                                       -----------      ----------   -------------      ------------
Common Shares
    Balance, March 31, 1999                              2,114,425           2,114       9,750,249         9,752,363
    Issued during the year
    in cancellation of debt                              2,128,698           2,129         861,801           863,930
                                                       -----------      ----------   -------------      ------------
    Balance, March 31, 2000                              4,243,123      $    4,243   $  10,612,050      $ 10,616,293
    Acquired in June 2000, 243,750 shares @
    $0.6153 in settlement of note receivable              (243,750)           (244)       (149,756)         (150,000)
    Conversion of Preferred Class A shares at
    1 to 10                                             15,000,000          15,000         135,000           150,000
                                                       -----------      ----------   -------------      ------------
                                                        18,999,373          18,999      10,597,294        10,616,293
    Reverse split @ 10 to 1                            (17,099,399)              0               0                 0
                                                       -----------      ----------   -------------      ------------
    Balance March 31, 2001                               1,899,974          18,999      10,597,294        10,616,293
                                                       -----------      ----------   -------------      ------------

                                                               Cumulative
                                                                 Foreign
                                                                 Currency
Deficit and Foreign currency                                    Translation                          Comprehensive
Translation adjustment                                          Adjustment          Deficit             Income
                                                                ----------          -------             ------
    Balance, March 31, 1999                                         (18,963)      (1,963,750)
Translation adjustment                                               56,402                -              56,402
    Net loss for fiscal 2000                                              -       (3,599,444)         (3,599,444)
                                                                -----------    -------------       -------------
    Balance, March 31, 2000                                     $    37,439    $  (5,563,194)      $  (3,543,042)
                                                                                                              -
    Translation Adjustment on discontinued operations              (37,439)           37,439              37,439
    Net loss for fiscal 2001                                             0        (2,325,925)         (2,325,925)
                                                                -----------    -------------       -------------
    Balance, March 31, 2001                                              0        (7,851,680)         (2,288,486)
                                                                -----------    -------------       -------------




================================================================================
              See Notes to Consolidated Financial Statements               F - 6

================================================================================
                        INTERUNION FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


FOR THE YEARS ENDED MARCH 31,                                                 2001                  2000
==============================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss from Continuing Operations                                        $   (1,903,693)     $   (3,466,622)
    Loss from Discontinued Operations                                            (422,232)           (132,822)
                                                                           --------------      --------------
    Total:                                                                     (2,325,925)         (3,599,444)

    Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities
      Depreciation and Amortisation                                                 5,588           1,165,392
      Equity in net losses of unconsolidated affiliates                         1,163,455           1,021,500
      Non cash operating expenses                                                 212,510             387,633
      Net loss from discontinued operations                                       422,232                   0
      Loss in marketable securities and investments                                27,379           1,255,987
      Write-down of Notes Receivable                                              633,286                   0
                                                                           --------------      --------------
                                                                                  138,525             231,068
                                                                           --------------      --------------
    Changes in operating assets and liabilities:
      Increase (decrease) in due to/from brokers and dealers, net                       0         (22,136,587)
      Decrease (increase) in due to/from client, net                                    0           2,179,710
      Decrease in marketable securities                                                 0          19,852,782
      Decrease in accounts receivable and other assets                             69,054             463,545
      Decrease in accounts payable and accrued liabilities                       (331,850)           (428,150)
                                                                           --------------      --------------
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES                        (124,271)            162,368
                                                                           --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds of notes payable                                                    60,000                   0
                                                                           --------------      --------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                    60,000                   0
                                                                           --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment, net                                           0              (6,190)
                                                                           --------------      --------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                             0              (6,190)
                                                                           --------------      --------------
NET (DECREASE) INCREASE IN CASH                                                   (64,271)            156,178
CASH AND CASH EQUIVALENTS - Beginning of Year                                      71,627             285,706
                                                                           --------------      --------------
CASH AND CASH EQUIVALENTS - End of Year                                    $        7,356      $      441,884
                                                                           ==============      ==============

For supplemental disclosure information for the Consolidated Statement of Cash flows, see note 13.

================================================================================
              See Notes to Consolidated Financial Statements               F - 7

================================================================================

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

================================================================================

         1.       ORGANIZATION AND BASIS OF PRESENTATION
Description of Business: InterUnion Financial Corporation ("IUFC") and its subsidiaries (collectively the "Company") are engaged in financial services with activities in investment banking business, In particular, the investment management business.

Principles of Consolidation: The consolidated financial statements include the accounts of IUFC and all wholly owned and majority owned subsidiaries from their respective dates of acquisition, after the elimination of all significant inter-company transactions and balances. At March 31, 2001 (March 31, 2000 - refer to note 10), the consolidated subsidiary of IUFC is InterUnion Merchant Group Inc. ("IUMG"). Investments in affiliates, representing 20% to 50% of the ownership, are accounted for under the equity method. Under the equity method, the Company records its proportionate share of income (loss) of the affiliate (net of the amortization of the excess of the purchase price over the net assets acquired) to results of operations, with this amount either added to (deducted from) the cost of the investment. Dividends received from affiliates which are accounted for on the equity basis are deducted from the carrying value of the investment. Equity method affiliates are InterUnion Asset Management Limited and its subsidiaries; Black Investment Management Limited, Guardian Timing Services Limited, Leon Frazer, Black & Associates Limited, The Glen Ardith-Frazer Corporation, and P.J. Doherty & Associates Co. Ltd. Investments in companies representing less than 20% ownership are accounted for under the cost method.

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

Security Transactions: For the year ended March 31, 2000 and until discontinuation of the subsidiary the Security transactions were recorded in accordance with industry practice in the accounts on trade date. Commission income and related expenses for transactions executed but not yet settled were accrued as of the financial statement date. For the year ended March 31, 2000 and until the sale of the investment banking subsidiary, in accordance

================================================================================
/Continued...                                                              F - 8

================================================================================

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

================================================================================

with Canadian industry practice, the balances due from and to brokers, dealers and clients may include the trading balances of clients at the end of the reporting period and may not be an indication of the investment activity of the Company. These balances are due to the Company's ownership of Credifinance Securities Limited, a Canadian broker/dealer. These balances may fluctuate significantly.

         Property and Equipment: Property and equipment are stated at cost less accumulated amortization. Amortization is computed using straight line and accelerated methods over the estimated useful lives of the asset. The Company evaluates its property and equipment on a yearly basis.

         Other Long Term Assets: For the year ended March 31, 2000, stock exchange seats were recorded at cost and were included in non-current assets of discontinued operations. Declines in market value are only recorded when there is an indication of permanent decline in value. The Company evaluates its long term assets on a yearly basis. Any impairment in the value of the long term assets is provided in the year an asset is considered impaired.

         Long-lived Assets: As prescribed by the Statement of Financial Accounting (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", the Company assesses the recoverability of its long-lived assets by determining whether the asset balance can be recovered over the remaining depreciation or amortization period through projected undiscounted future cash flows. Any impairment in the value of the long lived assets is provided in the year the long lived asset is considered impaired

         Fair Value of Financial Assets: The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes receivable, notes payable and due to affiliates approximates the fair value. In addition, unless described elsewhere, the carrying value of all financial assets approximate the fair value based on terms and interest rates currently available to the Company.

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

================================================================================
/Continued...                                                              F - 9

================================================================================

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

================================================================================

Impact of Accounting Pronouncement: In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" (SAB 101). The company has evaluated the effects of the SAB and has determined that there is no material impact on its method of recognising revenue.

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

Stock Based Compensation: The Company accounts for employee stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Under APB No. 25, the Company applies the intrinsic value method of accounting. SFAS No. 123, "Accounting for Stock-Based Compensation", prescribes the recognition of compensation expense based on fair value of options determined on the grant date. However, SFAS No. 123 allow companies currently applying APB No. 25 to continue applying the intrinsic value method under APB No. 25. For companies that continue in applying the intrinsic value method, SFAS No. 123 mandates certain pro forma disclosures as if the fair value method had been utilized. The recently promulgated accounting standard, FIN44 "Accounting for Certain Transactions involving Stock Compensation", does not affect the financial statements of the company.

Comprehensive Income: The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is net income plus certain items that are recorded directly to shareholders' equity bypassing net income.

Segment Information: The Company follows SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires that the Company disclose its operations in the business segment as viewed by management: which is Investment Banking, which includes its merchant, banking activities and Investment Management.

Financial Derivatives and Hedging Activities: In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 was released. For fiscal years beginning after June 2000, the statement requires the accounting and disclosure of gains and losses on certain financial instruments. Management has evaluated the effects of this pronouncement and has determined that it has no significant effect on the Company.

Other: All amounts in these financial statements are in United States dollars unless indicated with a "C" to represent Canadian dollar presentation.

================================================================================
Continued...                                                               F -10

================================================================================

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

================================================================================

3.       MARKETABLE SECURITIES

                                                               Original            Carrying             Market
                                                                 Cost                Value               Value
                                                            ---------------     ---------------    ----------------

As of March 31, 2001
               Trading securities                           $             0     $             0    $              0
               Available for Sale                                         -                   -                   -
               Held to maturity                                           -                   -                   -
                                                            ---------------     ---------------    ----------------
               Total                                        $             0    $              0    $              0
                                                            ===============    ================    ================
As of March 31, 2000
               Trading securities                           $        37,308     $        32,520    $         32,520
               Available for Sale                                         -                   -                   -
               Held to maturity                                           -                   -                   -
                                                            ---------------     ---------------    ----------------
               Total                                        $        37,308    $         32,520    $         32,520
                                                            ===============    ================    ================

The majority of marketable securities are pledged as security to the due to brokers and dealers.

The marketable securities figure for the year ended March 31, 2000, is shown as current assets of discontinued operations in the current year's balance sheet on page 3.

         For the year ending March 31,                                               2001                2000
                                                                                ---------------    --------------
         Proceeds from securities classified as available for sale              $             -    $            -
         Gross realised gains (losses) from securities
         classified as available for sale                                                     -                 -
         Gross realised gains (losses) due to change
         in classification to trading from available for sale                                 -                 -
         Change in net unrealised gains (losses)
         on available for sale securities                                                     -                 -
         Change in net unrealised gains (losses) on trading
         securities included in revenues                                                      0             4,654

4.       PROPERTY AND EQUIPMENT

                                                                     March 31
                                                       -----------------------------------
                                                             2001               2000
                                                       ---------------    ----------------
         Computer hardware and software                $         4,499    $         41,920
         ITM Computer software                                       0           1,924,443
         Furniture, fixtures and equipment                       2,506              32,163
         Leasehold improvements                                  1,735               1,735
                                                       ---------------    ----------------
                  Total cost                           $         8,740    $      2,000,261
         Less: accumulated amortization                          8,740           1,957,582
                                                       ---------------    ----------------
                                                       $             0    $         42,679
                                                       ===============    ================

Amortization expense amounted to $5,588 and $1,155,358 respectively, for the years ended March 31, 2001 and 2000. Included in the property and equipment figure for the year ended March 31, 2000, is $39,161 shown as non-current assets of discontinued operations in the current year's balance sheet on page F3.

================================================================================
/Continued...                                                             F - 11

================================================================================

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

================================================================================

5.       NOTES RECEIVABLE

                                                                                             2001              2000
                                                                                        -------------     -------------
   Note receivable from Receptagen Ltd., an investee (no longer as of 3rd Q 2001)
    with no minimum Periodic payment, no maturity date and no rate of interest                      0           633,286
    Notes Receivable from Credifinance Capital Corp. (CFCC) bearing
    Interest @ 3% per annum with no maturity date                                             878,150
    Note receivable from Finance Research & Development Trust
    with no minimum periodic payment, no maturity date and no rate of  interest                     0           150,000
    Note receivable from New Researches Corp.
    with no minimum periodic payment, due November 30,2004,
    with no interest.  This note was collateralised by 1,740,000 shares of common stock of B-Twelve Inc. which is discounted for $69,600
    for one year @ 6% per annum.                                                                    0         1,001,414
                                                                                        -------------     -------------
                                                                                              878,150         1,784,700
                   Less: current portion                                                            0         1,001,414
                                                                                        -------------     -------------
                   Non-current portion                                                  $     878,150     $     783,286
                                                                                        =============     =============

The notes receivable figure for the year ended March 31, 2000, contains $150,000 which is shown as non-current assets of discontinued operations in the current year's balance sheet on page 3.

6.       NOTES PAYABLE

                                                                                             2001              2000
                                                                                        -------------     -------------
    Note payable by IUMG to Credifinance Capital Corp.
    bearing interest @ 3% per annum with no maturity date                               $     227,193                 0
    Note payable by IUFC within one year to RIF Capital Inc.
    bearing no interest rate                                                                   60,000                 0
    Note payable to the co developer  of Receptagen Ltd's research with
    no minimum periodic payment, no maturity and no rate of interest                                0           633,286
                                                                                        -------------     -------------
                                                                                              287,193           633,286
              Less: current portion                                                            60,000                 0
                                                                                        -------------     -------------
              Long-term portion                                                         $     227,193     $     633,286
                                                                                        =============     =============





================================================================================
/Continued...                                                             F - 12

================================================================================

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

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

         Thereafter, IUAM issued 310,010 convertible preferred shares for C$5,000,000 to Working Ventures Canadian Fund ("WVCF"). Each of these shares was exchangeable into one common share of IUAM, thus reducing the Company's interest to 69%. This transaction was recorded as of January 1, 1999.

         On March 9th, 1999, WVCF converted their convertible preferred shares into common shares and subscribed for an additional 569,160 common shares for C$5,000,000.

         In October 2000, WVCF exercised a warrant to acquire 44,000 common shares of IUAM, thereby diluting the Company's interest in IUAM to 42.8%.

         On April 13, 1999, IUAM acquired an additional 5,978 common shares of Black Investment Management Limited (BIM) for C$209,230 in cash bringing their interest in BIM up to 50.5%. On March 31, 2001, IUAM purchased an additional 3,201 shares in Leon Frazer & Associates Inc. from Black Investment Management Limited, thereby increasing IUAM's direct ownership in Leon Frazer & Associates Inc. to 76.5%.

         IUAM's interest in the following companies as of March 31, 2001, was as follows:

                                                       Ownership Interest
                                                       ------------------
         Black Investment Management Limited                  53.2%
         Guardian Timing Services Limited                    100.0%
         Leon, Frazer & Associates Ltd.                       76.5%
         The Glen Ardith-Frazer Corporation                  100.0%
         P.J. Doherty & Associates Co. Ltd                    75.0%

         The following is summarised information from IUAM's Audited Consolidated Financial Statements

                                                      March 31, 2001             March 31, 2000
                                                      --------------             --------------
         Current assets                                  1,821,292                   2,129,414
         Non-current assets, excluding goodwill          1,249,204                   1,947,468
         Goodwill                                        5,798,410                   8,763,090
         Current liabilities                               513,489                     548,810
         Non-current liabilities                         2,353,620                   2,632,847


================================================================================
/Continued...                                                             F - 13

================================================================================

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

================================================================================


Continued from page F-13
         Minority interests                          85,598             208,229
         Revenues                                 4,052,965           3,628,502
         Operating Expenses                       4,201,643           4,302,810
         Net loss for the year                   (2,761,919)         (1,150,653)

         Information as to this and other unconsolidated investments is included in Note 15 .

8.       CAPITAL STOCK

         On September 4,1999, the shareholders voted to increase the authorised number of Common Shares to 5,000,000 from 2,500,000.

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

During fiscal 2001 the Company acquired 243,750 common shares for $150,000 in settlement of a note receivable. The majority shareholder of the Company, RIF Capital Inc., converted its Preferred Class "A" shares into common shares at 1 to 10. During this year the Company exercised a reverse split of common shares at 10 to 1.

9.       STOCK OPTIONS

         The Company currently issues stock options at the direction of the Board of Directors. To date, non-qualified stock options have been granted to selected key employees under terms and conditions determined by the Board of Directors at the time the options are issued. Presented below is a summary of stock option plan activity:

================================================================================
/Continued...                                                             F - 14

================================================================================

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

================================================================================

                                                                        Wt. Avg.                                Wt. Avg.
                                                                        Exercise          Options               Exercise
                                                        Number            Price         Exercisable               Price
                                                     -----------       -----------      ------------          -----------
         Balance, April 1,1999                           360,000       $      4.00           360,000          $      4.00
         Cancelled                                       (25,000)             4.00           (25,000)                4.00
                                                     -----------       -----------      ------------          -----------
         Balance, March 31, 2000                         335,000              4.00           335,000                 4.00
         Cancelled                                             0              4.00                 0                 4.00
                                                     -----------       -----------      ------------          -----------
         Balance, March 31, 2001                         335,000       $      4.00           335,000          $      4.00
                                                     ===========       ===========      ============          ===========

Options outstanding and exercisable at March 31, 2001 are as follows:

                       Outstanding                                                          Exercisable
        ----------------------------------------------------------------------      --------------------------
                                                 Wt. Avg.          Wt. Avg.                           Wt. Avg.
                                    Expiry       Remaining         Remaining                          Exercise
        Price         Number         Date          Life         Exercise Price       Number             Price
        -----         ------         ----          ----         --------------       ------             -----
         $  4.00       85,000       Aug. 2001       <1           $   4.00              85,000        $   4.00
         4.00          50,000      Sept. 2003       <1               4.00              50,000            4.00
         4.00         200,000       May 2005        <3               4.00             200,000            4.00

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

                                                               2001
                                                               ----
                  Expected life of the option              3 - 5 years
                  Risk free interest rate                      7.0 %
                  Expected volatility                         50.0%
                  Expected dividend yield                      0.0 %

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. As at March 31, 2001, the shares of IUFC were trading below the exercise price of the option at $4.00 per share. As a result, the options are out of money, have no intrinsic value, and have no impact on the earnings per share. Therefore there is no compensation cost for the Company's stock option plan to recognize based upon the fair value on the grant date under the methodology

================================================================================
/Continued...                                                             F - 15

================================================================================

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

================================================================================


prescribed by SFAS No. 123, and the Company's loss from operations and loss per share would not have been impacted.

For fiscal 2001 and 2000 the basic loss per share diluted loss per share are the same due to anti-dilution effect of options.

10.      DISCONTINUATION, DISSOLUTION AND FORMATION OF A NEW COMPANY:

         In December 1999, In order to make the organizational structure of IUFC simple and cost effective the management with the consent of the Board of Directors and shareholders decided to dissolve the previously wholly owned subsidiaries: Credifinance Realty Inc., (Ontario, Canada), Credifinance Securities Inc. (Florida, USA), Bearhill Limited (British Virgin Island) and Marbury Trading Corporation (Panama). In January 2000, a new wholly owned subsidiary , InterUnion Merchant Group Inc. (British Virgin Island), was formed which took over the assets and liabilities of the two dissolved subsidiaries, Bearhill Limited and Marbury Trading Corporation. The above dissolution had no significant impact on the financial statements of the Company. As of that date as well, the name of I&B Inc. (Delaware) was changed to Credifinance Capital Corp. (Delaware), "CFCC".

         During the second calendar quarter of 2000, the Company sold its investment banking subsidiary, Credifinance Capital Corp. (Delaware) "CFCC" to its majority shareholder RIF Capital Inc. (RIF), as described in note No. 12. The transaction was made effective September 30, 2000 and was approved by the shareholders of the Company at the Company's Annual and Special Shareholders meeting in November 2000. The CFCC was 100% owner of Credifinance Capital Inc. (Toronto, Ontario), "CFCI" and Credifinance Securities Limited (Toronto, Ontario), "CFSL". As a result of sale of CFCC to RIF Capital Inc, the Company, effective September 30, 2000 is no longer involved in investment banking and stock brokerage activities.

         The consolidated balance sheet and statement of operations for fiscal 2000 have been restated to show the assets, liabilities and loss from operations of the discontinued operations separately.

11.      INCOME TAXES

         IUFC files US Federal income tax returns for its US operations and its US subsidiaries. Separate income tax returns are filed, as locally required, for each of its foreign subsidiaries. The provision for income taxes consists of:

         Year Ended March 31,                                                             2001             2000
                                                                                    -------------    --------------
                Domestic
                Current                                                             $           0    $            0
                Deferred                                                                        0                 0
                Foreign
                Current                                                                         0                 0
                Deferred                                                                        0                 0
                                                                                    -------------    --------------
         Total provision for income taxes                                           $           0    $            0
                                                                                    =============    ==============

The total provision for income taxes differs from that amount which would be computed by applying the

================================================================================
/Continued...                                                             F - 16

================================================================================

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

================================================================================

United States federal income tax rate to income (loss) before provision for income taxes. The reasons for these differences are as follows:

Year Ended March 31,                                                   2001                           2000
                                                            -------------------------    ----------------------
                                                                 Amount          %          Amount         %
                                                            --------------     ------    -----------     ------
Statutory income tax rate (recovery)                        $     (395,000)    (16.98)   $   (29,680)     (0.87)
Foreign taxes payable                                                    0          0              0          0
Use of losses carried forward                                            0          0        (22,250)     (0.67)
Non-deductible items                                                 1,125       0.05          5,000        0.1
Other, including valuation                                               0          0              0          0
Allowance adjustment                                               393,875      16.93         46,930        0.1
                                                            --------------     ------    -----------     ------
Net taxes (recovery) and effective rate                     $            0          0    $         0          0
                                                            ==============     ======    ===========     ======

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry-forwards. Temporary differences and carry-forwards, which give rise to, deferred tax assets and liabilities are as follows:

                                               March 31, 2001                     March 31, 2000
                                       ---------------------------------     -------------------------------
                                           Component         Tax Effect        Component         Tax Effect
                                       ---------------    --------------     -------------     -------------
Net operating losses - domestic        $     1,746,000    $      392,000     $      86,000     $      17,500
Unrealised gains - domestic                          0                 0                 0
Less valuation allowance                    (1,746,000)         (392,000)          (86,000)          (17,500)
                                       ---------------    --------------     -------------     -------------
Net deferred asset                     $             0    $            0     $           0                 0
                                       ===============    ==============     =============     =============
Net operating losses - foreign         $     2,326,000    $      116,000     $     446,800     $     196,000
Less valuation allowance               $    (2,326,000)         (116,000)         (446,800)         (196,000)
                                       ---------------    --------------     -------------     -------------
         Net deferred asset            $             0    $            0     $           0     $           0
                                       ===============    ==============     =============     =============

At March 31, 2001, the Company had cumulative net operating loss carry-forwards of approximately $1,746,000 and $ 2,326,000 in the United States and British Virgin Islands respectively. These amounts will expire in various years through 2010. The related deferred tax asset have been completely offset by a valuation allowance. The Company has no significant deferred tax liabilities.

================================================================================
Continued...                                                              F - 17

================================================================================

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

================================================================================

12.      RELATED PARTY TRANSACTIONS:

         Directors, officers or employees of the Company may also be officers of and serve on the board of directors of companies in which IUFC or its subsidiaries have invested.

         Effective September 2000, as discussed in note No. 10, the Company sold its investment banking subsidiary, Credifinance Capital Corp. (CFCC) to its majority shareholder RIF Capital Inc. The income from operations of CFCC for the six months to September 2000, derived from revenues of approximately $1,258,000, was $358,169 which is shown as income from discontinued operations in a separate line in the income statement. However, as a result of disposal of discontinued assets of CFCC, the Company incurred a loss of $780,401. As a part of the discontinuation of CFCC operations, as of September 30, 2000, IUFC transferred the Notes Payable of $633,286 and its investment in B-Twelve Inc., at carrying value, to CFCC (Note No. 13)

         During the year ending March 31, 2001, the Company incurred an expense of $50,000 on account of one Director's Fee. The fee is to be paid by issuing 16,575 common shares in the fiscal year 2002.

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

13.   SUPPLEMENTAL CASH FLOW DISCLOSURE

         The following is additional information regarding the Consolidated Statement of Cash Flows:

         Supplemental disclosure of cash flow information:                                    2001               2000
                                                                                        ---------------    --------------
           Cash paid during the year for interest                                       $        20,200    $        9,237
           Cash paid during the year for income taxes                                            10,483             7,178
         Supplemental disclosure of non-cash financing and investing:

           Non-cash consideration received                                                            0           255,000
           Liabilities paid by issuing common stock                                                   0           863,930
         Shares of B-12 Inc. transferred at carrying value
         in exchange for notes receivable                                                     1,228,607                 0
         Note payable to co-developers of Receptagen Ltd assumed by
         CFCC in exchange for notes payable to CFCC                                             633,286
         Notes receivable settled by repossessing Company's
         243,750 common shares                                                                  150,000
            1,500,000 preferred shares converted into common shares
            at the rate of 1 to 10                                                              150,000                 0

================================================================================
Continued...                                                              F - 18

================================================================================

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

================================================================================

14.      SEGMENT INFORMATION

         The following tables summaries the revenues, operating income (losses) from continuing operations and identifiable assets by geographical area.

                                                                                              Adjustments
                                                                  United                           &
                                                  Canada          States           Other      Elimination   Consolidated
                                                -----------    ------------     -----------   -----------   --------------
For the year ended and as of March 31, 2001
Revenue from
  unaffiliated customers                        $        57    $    332,972     $         0   $         0   $      333,029
Revenue from
  Inter-segments                                          0               0               0             0                0
                                                -----------    ------------     -----------   -----------   --------------
Total revenue                                            57         332,972               0             0          333,029
                                                ===========    ============     ===========   ===========   ==============
Depreciation
& Amortization                                            0           5,588               0             0            5,588
                                                ===========    ============     ===========   ===========   ==============
Operating profit                                         57         327,384               0             0          327,441
                                                ===========    ============     ===========   ===========   ==============
General corporate
  expenses                                           32,021       2,175,514               0             0        2,207,535
Interest expenses, net                                3,399          20,200               0             0           23,599
Income from continuing
  Operations before provision
   for income taxes                                 (35,363)     (1,868,330)              0             0       (1,903,693)
                                                ===========    ============     ===========   ===========   ==============
Loss from Discontinued
Operations                                                0        (422,232)              0             0         (422,232)
Net income (loss) for the period                    (35,363)     (2,290,562)              0             0       (2,325,925)
                                                ===========    ============     ===========   ===========   ==============
Identifiable assets                             $     4,005    $  3,618,092     $         0      (477,763)  $    3,144,334
                                                ===========    ============     ===========   ===========   ==============
For the year ended and as of March 31, 2000
Revenue from
  unaffiliated customers                        $   781,770    $    508,501     $   150,100   $         0   $    1,440,371
Revenue from
  Inter-segments
                                                -----------    ------------     -----------   -----------   --------------
Total revenue                                       781,770         508,501         150,100             0        1,440,371
                                                ===========    ============     ===========   ===========   ==============
Depreciation
& Amortization                                       10,034         145,025       1,010,333             -        1,165,392
                                                ===========    ============     ===========   ===========   ==============
Operating profit                                    229,267         385,271      (1,010,233)            0         (395,695)
                                                ===========    ============     ===========   ===========   ==============
General corporate
  expenses                                          250,015       1,562,072          50,094             0        1,862,181
Interest expenses, net                               78,070          28,506          69,600             0          176,176
Income from continuing
  Operations before provision
   for income taxes                                (108,853)     (1,350,331)     (2,140,260)            0       (3,599,444)
                                                ===========    ============     ===========   ===========   ==============
Identifiable assets                             $ 4,263,066    $  8,729,326     $ 1,703,934   $(4,973,797)  $    9,722,529
                                                ===========    ============     ===========   ===========   ==============


================================================================================
/Continued...                                                             F - 19

================================================================================

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

================================================================================


15.      INVESTMENT IN UNCONSOLIDATED COMPANIES:

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

Company                                    % of Ownership                  Amount of investment
                                      Year 2001      Year 2000            Year 2001       Year 2000
                                      ---------      ---------            ---------       ---------
                                                                             $                $
Receptagen Ltd.                             0          22.62%                     0           30,089
B-Twelve Inc.                               0           8.80%                     0          255,000
InterUnion Asset Management Inc.         42.8%         44.00%              2,191,135       3,354,590
                                                                           ---------       ---------
                                                                           2,191,135       3,639,680
                                                                           =========       =========

There is no difference between the Company's carrying value of the investments and its proportionate interest in the underlying net assets.

16.    LONG TERM ASSETS:

                                                                                Year 2001         Year 2000
                                                                                ---------         ---------
          Stock Exchange Seat,  Toronto and Montreal                            $       0        $   77,493

Shown on consolidated balance sheet as non-current assets of discontinued operations (Note 10)

17.      CONTINGENCIES:

From time to time the Company is exposed to claims and legal actions in the normal course of business, some of which are initiated by the Company. At March 31, 2001, management believes that any such outstanding issues will be resolved without significantly impairing the financial condition of the Company.

18.      WRITE DOWN IN PROPERTY & EQUIPMENT

During the fiscal year 2000, the book value of ITM Software owned by InterUnion Merchant Group Inc., a wholly owned subsidiary of the Company, was $1,154,666. The Company was amortising the above software at a rate of $192,444 per annum. However, due to an uncertain future of the software and its inability to produce an identifiable cash flow in the near future the Company decided to write it down to zero in the fiscal year 2000. This resulted in an amortisation expense in 2000 of $ 1,154,666.

================================================================================
/Continued...                                                             F - 20

================================================================================

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

================================================================================

19.      WRITE DOWN IN INVESTMENT

         During the fiscal year 2000, InterUnion Merchant Group Inc., a wholly owned subsidiary of the Company, had an investment of $1,231,618 in Receptagen Ltd., a Canadian based Company, and the Company had a direct investment of $49,805. Due to the uncertain future of Receptagen Ltd., the Company decided to write down value of its investment to the market value of Receptagen Ltd. shares as of March 31, 2000. This caused a write down of investment to $ 30,089. Due to this the Company recorded an unrealised loss in 2000 of $1,251,334. In fiscal 2001, the above investment was sold resulting in a loss of $27,379

20.      WRITE DOWN OF NOTES RECEIVABLE:

         During the fiscal year 2001, the Company wrote-down notes receivable of $633,286 from Receptagen Limited as management considered this amount unrecoverable.

================================================================================

INTERUNION ASSET MANAGEMENT LIMITED
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2000






                                                                        CONTENTS
--------------------------------------------------------------------------------


AUDITORS' REPORT                                                               2

CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                           3

         CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT                     4

         CONSOLIDATED STATEMENTS OF CASH FLOWS                                 5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         6-15


                                                  60 Columbia Way Suite 400
                        BDO Dunwoody LLP          Markham Ontario Canada L3R 0C9
[BDO DUNWOODY LLP       Chartered Accountants     Telephone (905) 946-1066
      LOGO]             and Consultants            Telefax: (905) 946-9524
--------------------------------------------------------------------------------
                                                                AUDITORS' REPORT
--------------------------------------------------------------------------------


TO THE SHAREHOLDERS OF
INTERUNION ASSET MANAGEMENT LIMITED


We have audited the consolidated balance sheets of InterUnion Asset Management Limited as at March 31, 2001 and 2000 and the consolidated statements of operations and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in accordance with Canadian generally accepted accounting principles.

(signed by BDO Dunwoody LLP)

Chartered Accountants


Toronto, Canada
April 27, 2001

   BDO Dunwoody LLP is a Limited Liability Partnership registered in Ontario

INTERUNION ASSET MANAGEMENT LIMITED
Consolidated Balance Sheets
(amounts expressed in Canadian dollars unless otherwise stated)
(as at March 31)

--------------------------------------------------------------------------------

                                                                                                2001                      2000
                                                                                        ------------              ------------

                                                             Assets
Current:
     Cash                                                                                  $ 661,238              $    525,621
     Marketable securities, at market (note 4)                                             1,535,670                 1,991,800
     Accounts receivable and accrued revenue (note 10)                                       576,068                   472,166
     Prepaid expenses                                                                         76,989                    71,317
     Future income tax asset                                                                  26,108                    26,108
                                                                                        ------------              ------------

                                                                                           2,876,073                 3,087,012


Management contracts, net (note 5)                                                         1,619,048                 2,304,762
Capital assets, net (note 6)                                                                 338,945                   447,006
Investments, at cost (note 7)                                                                 13,915                    71,477
Goodwill (note 8)                                                                          9,152,976                12,703,851
                                                                                        ------------              ------------
Total assets                                                                            $ 14,000,957              $ 18,614,108

------------------------------------------------------------------------------------------------------------------------------

                                                           Liabilities
Current:
     Bank indebtedness                                                                  $     16,041              $     36,853
     Accounts payable and accrued liabilities (note 10)                                      644,082                   542,578
     Current portion of long term debt                                                        18,000                    69,339
     Income taxes payable                                                                     48,494                   146,840
     Deferred revenue                                                                         83,942                    76,493
                                                                                        ------------              ------------
                                                                                             810,559                   872,103

Deferred inducements (note 9)                                                                 44,514                    45,371
Long term debt (note 11)                                                                      39,500                   151,224
Other liabilities (note 10)                                                                  131,250                    43,750
Preference shares (note 12)                                                                3,500,000                 3,500,000
                                                                                        ------------              ------------
                                                                                           4,525,823                 4,612,448
                                                                                        ------------              ------------
Non-controlling interest                                                                     135,119                   301,869
                                                                                        ------------              ------------

------------------------------------------------------------------------------------------------------------------------------

                                                        Shareholders' Equity

Shareholders' equity:
Share capital (note 13)                                                                   16,358,559                16,358,558
Deficit                                                                                   (7,018,544)               (2,658,767)
                                                                                        ------------              ------------
Total shareholders' equity                                                                 9,340,015                13,699,791
                                                                                        ------------              ------------
Total liabilities and shareholders' equity                                              $ 14,000,957              $ 18,614,108

--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements


Approved by the Board:

Director      /s/ Selwyn J. Kletz           Director      /s/ Jim Hall
         -------------------------------             ---------------------------
                  Selwyn Kletz                               Jim Hall

INTERUNION ASSET MANAGEMENT LIMITED
Consolidated Statements of Operations and Deficit
(amounts expressed in Canadian dollars unless otherwise stated)
(for the years ended March 31)
--------------------------------------------------------------------------------

                                                                                                2001                      2000
                                                                                        ------------              ------------
Revenue:
     Management fees                                                                    $  6,198,691              $  5,316,239
     Other income (loss) (note 3 and 10)                                                     199,044                   (56,000)
                                                                                        ------------              ------------
                                                                                           6,397,735                 5,260,239
                                                                                        ------------              ------------
Operating expense
     Commission and incentives                                                               933,377                 1,023,113
     Salaries and benefits                                                                 3,488,823                 2,848,340
     Marketing and advertising                                                               205,925                   435,022
     Office and general                                                                    1,158,597                 1,397,057
     Professional fees                                                                       375,407                   251,932
     Amortization of management contracts                                                    335,714                   195,238
     Amortization of capital assets                                                          134,585                    87,081
                                                                                        ------------              ------------
                                                                                           6,632,428                 6,237,783
                                                                                        ------------              ------------
     Operating loss before undernoted                                                       (234,693)                 (977,544)
                                                                                        ------------              ------------

Interest expense
     Current                                                                                  31,971                    39,328
     Long term                                                                               190,083                    90,371
                                                                                        ------------              ------------
                                                                                             222,054                   129,699
                                                                                        ------------              ------------
Loss before amortization and impairment of goodwill,
non-controlling interest and income taxes                                                   (456,747)               (1,107,243)
                                                                                        ------------              ------------

Income taxes (note 14)
     Current income taxes                                                                    509,376                   212,224
     Future income taxes (benefit)                                                                --                   (26,108)
                                                                                        ------------              ------------
                                                                                             509,376                   186,116
                                                                                        ------------              ------------
Loss before amortization and impairment of goodwill
and non-controlling interest                                                                (966,123)               (1,293,359)

Amortization of goodwill                                                                     834,531                   573,740
Impairment of goodwill (note 8)                                                            2,565,000                        --
                                                                                        ------------              ------------
                                                                                           3,399,531                   573,740
                                                                                        ------------              ------------
Loss before non-controlling interest                                                      (4,365,654)               (1,867,099)

Non-controlling interest                                                                      (5,877)                 (198,998)
                                                                                        ------------              ------------
Net loss, for the year                                                                    (4,359,777)               (1,668,101)

Deficit, beginning of year                                                                (2,658,767)                 (990,666)
                                                                                        ------------              ------------
Deficit, end of year                                                                    $ (7,018,544)             $ (2,658,767)

--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

INTERUNION ASSET MANAGEMENT LIMITED
Consolidated Statements of Cash Flows
(amounts expressed in Canadian dollars unless otherwise stated)
(for the years ended March 31)
--------------------------------------------------------------------------------

                                                                                                2001                      2000
                                                                                        ------------              ------------
Cash flows from operating activities
Net loss                                                                                $ (4,359,777)             $ (1,668,101)

Adjustments for:
 Amortization of goodwill                                                                    834,531                   573,740
 Amortization of management contracts                                                        335,714                   195,238
 Amortization of capital assets                                                              134,585                    87,081
 Deferred inducements                                                                          3,160                       318
 Unrealized loss on investment                                                                57,562                   133,000
 Provision for doubtful receivable                                                            25,750                   218,000
 Future income tax asset                                                                          --                   (26,108)
 Gain on sale                                                                               (226,590)                       --
 Impairment of goodwill                                                                    2,565,000                        --
 Non-controlling interest                                                                     (5,877)                 (198,998)
Changes in non-cash working capital
 Decrease (increase) in accounts receivable                                                 (103,902)                   52,677
 Increase (decrease) in accounts payable                                                     101,504                  (701,249)
 Increase (decrease) in income taxes payable                                                 (98,346)                  158,762
 Other items, net                                                                              3,040                  (237,955)
                                                                                        ------------              ------------
                                                                                            (733,646)               (1,413,595)
                                                                                        ------------              ------------
Cash flows from investing activities
 Acquisition of capital assets, net of disposals                                             (26,524)                 (293,347)
 Dispositions (acquisitions),
 net of cash acquired (disposed)                                                             723,532                (4,401,403)
 Sale (purchase) of marketable securities                                                    456,130                (1,253,506)
                                                                                        ------------              ------------
                                                                                           1,153,138                (5,948,256)
                                                                                        ------------              ------------
Cash flows from financing activities
 Decrease in bank indebtedness                                                               (20,812)                 (188,842)
 Proceeds from long term borrowings                                                               --                    32,829
 Repayments of long term borrowings                                                         (163,063)                  (67,234)
 Dividend paid to non-controlling interest                                                  (100,000)                  (25,000)
                                                                                        ------------              ------------
                                                                                            (283,875)                 (248,247)

Net increase (decrease) in cash                                                              135,617                (7,610,098)

Cash at beginning of year                                                                    525,621                 8,135,719
                                                                                        ------------              ------------
Cash at end of year                                                                     $    661,238               $   525,621
------------------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flows Information
 Interest paid                                                                          $    112,692               $    88,571
 Income taxes paid                                                                           606,044                    65,921
                                                                                        ------------              ------------

--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
March 31, 2001 and March 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------



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

--------------------------------------------------------------------------------
2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a) Principles of Consolidation
          These consolidated financial statements include the accounts of InterUnion Asset Management Limited and its subsidiaries. The principal operating subsidiaries are Black Investment Management Ltd., Glen Ardith-Frazer Corporation, Guardian Timing Services Inc., Leon Frazer & Associates Inc., P.J. Doherty & Associates Co. Ltd. and A.I.L. Investment Services Inc. (see note 3). Unless the context implies otherwise, the term "Company" collectively refers to InterUnion Asset Management Limited and all of its subsidiaries.

       b) Marketable Securities
          Marketable securities are valued at market and unrealized gains and losses are reflected in income.

       c) Management Contracts
          Management contracts are recorded at cost less accumulated amortization and are amortized on a straight-line basis over a period of 7 years. The Company assesses the value of its management contracts by considering the future economic benefit associated with the revenue capacity of the related contracted items.

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

       g)   Financial Instruments
            The Company's financial instruments consist of cash, bank indebtedness, marketable securities, accounts receivable, investments, accounts payable and accrued liabilities, other liabilities, preference shares and long term debt. It is management's opinion that the Company is not exposed to significant interest risks arising from these financial instruments. Unless otherwise noted, the fair value of these financial instruments approximates their carrying values.

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
March 31, 2001 and March 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

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

     Fiscal 2001 Acquisitions:
     o On March 31, 2001 the Company purchased an additional 3,201 shares in Leon Frazer & Associates Inc. from Black Investment Management Limited, thereby increasing the Company's direct ownership in Leon Frazer & Associates Inc. to 76.5%. Subject to certain provisions of the call option agreement, Black Investment Management Limited shall have the right on May 16, 2001 to require the Company to sell back to Black Investment Management Limited the 3,201 shares.

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

     o Effective February 29, 2000, the Company acquired an additional 7,610 shares in Leon Frazer & Associates Inc. in exchange for 100% of the Company's investment in The Glen Ardith-Frazer Corporation. The transaction was accounted for using the Company's carrying value of $2,356,927 at

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
March 31, 2001 and March 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

          February 29, 2000 and represents a continuity of interest. The acquisition increased the Company's direct ownership to 59.2%.

     o    The assets acquired and consideration given are as follows:


                                                                 12 months ended
                                                                  March 31, 2000
                                                                 ---------------
           Cash                                                   $       44,849
           Net assets (liabilities) acquired,
                at fair value                                            311,601
           Management contracts                                        2,000,000
                                                                 ---------------
                                                                       2,356,450
                                                                 ---------------
         Consideration
           Cash                                                        4,324,310
           Class A Preference Shares                                   3,500,000
           Direct acquisition expenses                                   121,942
                                                                 ---------------
                                                                       7,946,252
                                                                 ---------------
         Goodwill                                                 $    5,589,802
                                                                 ---------------

     Fiscal 2001 Dispositions:
     o On September 29, 2000, the Company sold its share ownership in A.I.L. Investment Services Inc. (AILISI), a wholly owned subsidiary, for net cash proceeds of $611,000. AILISI provided all management and administrative services for one mutual fund corporation. The primary asset of AILISI was a management contract with a net book value of $350,000 on the date of sale (2000 - $400,000). Included in `Other income' is a net gain of $197,000 resulting from this transaction.

--------------------------------------------------------------------------------

4.   MARKETABLE SECURITIES

     Marketable securities are recorded at market values and comprise the following:

                                                      2001                  2000
                                            --------------        --------------
     Bankers Acceptance                     $    1,094,850        $    1,554,482
     Money Market Mutual Funds                     409,047               393,309
     Other Mutual Funds                             31,773                44,009
                                            --------------        --------------
                                            $    1,535,670        $    1,991,800

     The Bankers Acceptance outstanding at March 31, 2001 matures on April 30, 2001. Annualized yield on this security is 5.86%.

--------------------------------------------------------------------------------

5.   MANAGEMENT CONTRACTS

     Management contracts comprise the following:

                                                                2001                                      2000
                                       -------------------------------------------------------   -------------
                                                             Accumulated             Net Book         Net Book
                                                Cost        Amortization                Value            Value
                                       -------------     ---------------      ---------------     ------------

     Management contract               $          --     $            --      $            --     $    400,000
     (see note 3)
     Non-competition agreement             2,000,000             380,952            1,619,048        1,904,762
                                       -------------     ---------------      ---------------     ------------
                                       $   2,000,000     $       380,952      $     1,619,048     $  2,304,762
                                       -------------     ---------------      ---------------     ------------


INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
March 31, 2001 and March 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

6.   CAPITAL ASSETS

     Capital assets comprise the following:

                                                                2001                                      2000
                                       -------------------------------------------------------   -------------
                                                             Accumulated             Net Book         Net Book
                                                Cost        Amortization                Value            Value
                                       -------------     ---------------      ---------------     ------------

     Computer equipment                $     635,122     $       504,032      $       131,090     $    176,879
     Furniture and fixtures                  443,532             330,097              113,435          137,785
     Leasehold improvements                  158,277              63,857               94,420          132,342
                                       -------------     ---------------      ---------------     ------------
                                      $    1,236,931     $       897,986      $       338,945     $    447,006
                                       -------------     ---------------      ---------------     ------------

--------------------------------------------------------------------------------

7.   INVESTMENTS

     Investments are carried at the lower of cost and fair value and include the following:

                                                                                         2001              2000
                                                                              ---------------     -------------

     2,722 (2000 - 27,224 before 10 to 1 reverse stock split) common                  $ 3,914     $      17,000
         shares of InterUnion Financial Corporation, a shareholder of the Company, held by a subsidiary of the Company (quoted
         market value - $6,168; March 31, 2000 - $36,997)
     44,477 Class A preference shares of Kanata Capital Inc., a                             1            44,477
         corporation controlled by minority shareholders of and held by a subsidiary (it is impractical to determine a fair value as the company is privately held and there is no ready market)
     Other investments                                                                 10,000            10,000
                                                                              ---------------     -------------
                                                                              $        13,915     $      71,477
                                                                              ---------------     -------------

--------------------------------------------------------------------------------

8.   GOODWILL

                                                                                         2001              2000
                                                                              ---------------     -------------
     Cost                                                                     $    13,610,691     $  13,762,035
     Impairment of goodwill                                                         2,565,000                --
     Accumulated amortization                                                       1,892,715         1,058,184
                                                                              ---------------     -------------
                                                                             $      9,152,976     $  12,703,851
                                                                              ---------------     -------------

     In the current year, the Company has recorded goodwill impairment charges of $2,565,000 on its investments in Black Investment Management Ltd. and Guardian Timing Services Inc. Impairment has resulted from significant client departures and the disposition of several product offerings. In the case of Black Investment Management Ltd., the amount of impairment is based on the estimated net realizable cash value while in Guardian Timing Services Inc., the amount of impairment is based on estimated undiscounted future cash flows.

--------------------------------------------------------------------------------

9.   DEFERRED INDUCEMENTS

     Deferred inducements comprise the following:

                                                                                         2001              2000
                                                                              ---------------     -------------
     Deferred lease inducement                                                $        44,514     $      45,371


INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
March 31, 2001 and March 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------


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

     The controlled company has sub-let certain of its leased premises for the term of the lease. Included in deferred inducements are expenses associated with the sub-lease arrangement which have been deferred and will be amortized over the remaining life of the sub-lease.

--------------------------------------------------------------------------------

10.  RELATED PARTY TRANSACTIONS

     Transactions with shareholders, officers and directors of the Company influenced by the aforementioned parties are considered related party transactions.

     Summary of the related party transactions affecting the accounts are as follows:

                                                                                         2001              2000
                                                                              ---------------     -------------
     Revenue
         Management fees                                                      $          --       $     128,000
         Other income                                                                29,700                  --
     Expenses
         Commissions and incentives                                                  83,900              23,200
         Marketing and advertising                                                       --              31,250
         Interest expense                                                           175,000              63,500
         Office and general                                                          42,800             138,200
         Professional fees                                                            4,800              25,000


         These transactions are in the normal course of operations and are measured at the exchange values (the amount of consideration established and agreed to by the related parties), which approximate the arm's length equivalent values.

     Related party balances in the accounts are as follows:

                                                                                         2001              2000
                                                                              ---------------     -------------

         Accounts receivable                                                  $          --       $      71,460
         Accounts payable                                                            21,875              46,880
         Other liabilities                                                          131,250              43,740


     These balances are interest-free, unsecured, payable on demand and have arisen from the transactions referred to above (except for Other liabilities which is due on November 19, 2002 and has arisen on issuance of preferred shares).

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
March 31, 2001 and March 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

11.  LONG-TERM DEBT

                                                                                         2001              2000
                                                                              ---------------     -------------
     Demand installment loan, monthly principal payments of $2,700, interest
     at prime plus 2%.  The loan was repaid during the current year.          $            --     $     114,100

     Demand bank loan, interest at prime +1/2%, monthly principal
     payments of $1,500 commencing January 2000.                                       57.500            75,500

     Bank loan, interest at prime + 1 1/2%.  The loan was repaid during the
     current year.                                                                         --            25,164

     10% note payable to a director and non-controlling interest
     shareholder.  The loan was repaid during the current year.                            --             5,799
                                                                              ===============     =============
                                                                                       57.500           220,563

     Less: current portion                                                             18,000            69,339
                                                                              ---------------     -------------

                                                                              $        39,500     $     151,224
                                                                              ---------------     -------------

     The demand bank loan is guaranteed by two of a subsidiary company's shareholders.

--------------------------------------------------------------------------------

12.  PREFERENCE SHARES

     3,500 Cumulative Redeemable Convertible Class A Preference Shares (with a value equal to $1,000 per share) were issued on November 19, 1999 as consideration for the acquisition of P.J. Doherty & Associates Co. Ltd. These Class A Preference Shares are redeemable at the option of either the holders (commencing November 19, 2002, subject to certain provisions for early redemption arising from non-payment of dividends and an Initial Public Offering of the Common Shares of the Company prior to November 19,
     2002) or the Company (commencing November 19, 2001) at $1,000 per share. In the instance that the Class A Preference Shares are redeemed by the Company, the holders are entitled to a cash premium of 2.5% per annum, calculated from the original issue date together with all dividends accruing thereon whether or not declared. At any time after issuance, each Class A Preference Share is convertible to 80.61 Common Shares (see note
     13) at a conversion price of $12.7538 per Common Share (subject to certain provisions with respect to the issuance of additional Common Shares). Holders of these Class A Preference Shares are entitled to quarterly cumulative cash dividends of: i.) 2.50% per annum until the third anniversary of the original issue date; and ii.) 5.00% per annum, thereafter. Holders of these Class A Preference Shares are also entitled to an additional dividend of 2.50% per annum accruing until and payable on the earlier of: i.) the third anniversary of the original issue date; ii.) the date on which Common Shares are delivered to the holder pursuant to a conversion of Class A Preference Shares; and iii.) the redemption of such Class A Preference Shares. As these Class A Preference Shares are redeemable at the option of the holders, the value of these shares have been classified as long-term debt on the balance sheet. These Class A Preference Shares are collateralized by a pledge by the Company of 4,000,000 common shares in the capital of P.J. Doherty & Associates Co. Ltd. valued at $4,000,000.

--------------------------------------------------------------------------------

13.  SHARE CAPITAL

     The authorized share capital of the Company consists of an unlimited number of Common Shares and an unlimited number of Preference Shares (issuable in series).

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
March 31, 2001 and March 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------



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

     Details of issued share capital are as follows:

                                                           Shares                             Amount
                                                   -------------------------      -------------------------------
                                                    Common        Preference         Common           Preference
                                                   ---------      ----------      ------------        -----------
      March 31, 2000                               1,568,161         --           $ 16,358,558        $    --
         Issued on conversion of warrants             44,000         --                      1             --
                                                   ---------      ----------      ------------        -----------
      March 31. 2001                               1,612,161         --           $ 16,358,559        $    --
                                                   ---------      ----------      ------------        -----------

     During a prior fiscal period, the Board of Directors of the Company approved the granting of options to employees to purchase up to 136,300 common shares of the Company which may be granted from time to time. Various vesting requirements are associated with each employee grant.

     Subsequently, as a result of the issuance of common shares relating to the warrant referred to above, in the current year, additional stock options were issued and the preferred share conversion ratio was adjusted to maintain the proportionate holdings of the option holders and preferred shareholders as required under the terms of the financial instruments.

      Vested Options

                                                                           Number of Options
                                                      -----------------------------------------------------------
      Fiscal year    Vested expiry       Exercise     Outstanding,       Issued/     Exercised     Outstanding,
      granted        date                price        March 31, 2000     Vested                    March 31, 2001
      -----------    -------------       -------      --------------     ---------   ----------    --------------

      1999           Jan 21, 2009        $16.13          36,300            1,019       --            37,319
      1999           Jan 21, 2009        $0.001          22,000              617       --            22,617
      2000           May 10, 2009        $13.00           9,167           11,566       --            20,733


      Unvested Options

                                                                     Number of Options
                                             -----------------------------------------------------------------
      Fiscal year  Vested expiry  Exercise   Outstanding,    Issued     Vested     Forfeited/   Outstanding,
      granted      date           price      March 31, 2000                        Expired      March 31, 2001
      ----------   -------------  ---------  ------------    ------     -------    ----------   --------------

      1999         Jan 21, 2009   $16.13            --       1,019      1,019          --              --
      1999         Jan 21, 2009   $0.001        11,000         926        617      11,309              --
      2000         May 10, 2009   $13.00        23,833         926     11,566          --          13,193

     Unvested options with an exercise price of $0.001 will vest on the basis of specific employee performance related to the acquisition of assets under management. The unvested options expired on March 31, 2001 as performance criteria were not met. Unvested options with an exercise price of $13.00 will vest evenly over a three-year term.

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
March 31, 2001 and March 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

14.  INCOME TAXES

     The Company's effective income tax rate used in determining the provision for income taxes is as follows:

                                                                                         2001              2000
                                                                              ---------------     -------------
     Combined statutory tax rate (recovery)                                           (43.5)%             (44.6)%

     Deduct:
          Non-deductible expenses                                                      27.3                 5.6
          Unrecognized losses carried forward                                         151.1                53.8
          Non-taxable gains                                                           (27.7)                 --
          Other, net                                                                    4.3                 2.0
                                                                              ---------------     -------------
          Effective income tax rate                                                   111.5%               16.8%
                                                                              ---------------     -------------

     As at March 31, 2001, the consolidated group had approximately $2,079,000 of non-capital losses (March 31, 2000 - $1,512,000) and $391,000 (March 31,
     2000 - $13,000) of capital losses which may be carried forward and utilized to reduce future years' taxable income and capital gains, respectively. These figures reflect the reduction of $507,000 in non-capital losses arising from the sale of AILISI. In addition, the consolidated group also has $280,000 in restricted capital losses arising from a related party transaction. Capital losses can be carried forward indefinitely. The right to claim the non-capital losses expires as follows:

            Expiry
            ------
            2005                $  146,000
            2006                   135,000
            2007                   757,000
            2008                 1,041,000


     During the year, the Company's future income tax asset increased by $381,000 and totaled $1,182,000 (March 31, 2000 - $801,000) after applying the statutory tax rate to the temporary differences and non-capital and capital losses described above.

     Subsequently, the net change to the valuation allowance during the year, and the total valuation allowance as at March 31, 2001 provided by the Company, increased by $381,000 and totaled $1,156,000 (March 31, 2000 - $775,000) to reduce the future income tax asset, reflecting the uncertainty of full realization of the future income tax asset.

--------------------------------------------------------------------------------

15.  LOSS PER SHARE

     Basic loss per share has been calculated on a weighted average basis of common shares outstanding during the period.

                                                             2001           2000
                                                       ----------      ---------
     Weighted average common shares
     - basic calculation                                1,612,161      1,612,161


     The calculations of fully diluted earnings per share is based upon the common shares outstanding during the period as above and not adjusted by the unexercised convertible Class A Preference shares and vested options in computing diluted loss per share because their effects were antidilutive.

                                                             2001          2000
                                                       ----------     ---------
     Basic loss per share                                 $ (2.70)   $    (1.03)

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
March 31, 2001 and March 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

     In accordance with revised recommendations of The Canadian Institute of Chartered Accountants, the company adopted on a retroactive basis the accounting standards for calculating Earnings Per Share. Accordingly, prior period basic earnings per share has been restated to account for the effect of the outstanding warrants issued which were contingent upon certain conditions which had been satisfied at March 8, 1999. The basic earnings per share reported in the prior year has been increased by $0.03 per share.

--------------------------------------------------------------------------------

16.  COMMITMENTS

     The Company has basic lease payments exclusive of operating costs for the premises and office equipment for the next four years as follows:


                               2002       $     256,000
                               2003             149,000
                               2004              98,000
                               2005              18,000

     The Company has employment contracts and obligations with seven of its employees at the following annual base salaries amount:


                               2002    $      1,010,000
                               2003             614,000
                               2004             490,000
                               2005             326,000

--------------------------------------------------------------------------------

17. RECONCILIATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). Material differences at March 31 between Canadian GAAP and accounting principles generally accepted in the United States ("U.S. GAAP") are described below:

     a)  Statements of Operations:

         The application of U.S. GAAP would have the following effect on net loss for the quarter and loss per common share as reported:

                                                                  2001              2000
                                                         -------------     ------------

         Net loss for the period, Canadian GAAP          $  (4,360,000)    $ (1,668,000)
         Stock based compensation (i)                           69,000         (175,000)
                                                         -------------     ------------
         Net loss for the period, U.S. GAAP              $  (4,291,000)    $ (1,843,000)
                                                         -------------     ------------
         Loss per common share under U.S. GAAP           $       (2.66)    $      (1.14)

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
March 31, 2001 and March 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------


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

          Under APB 25 the intrinsic-value of vested options would have been $0 (2000 - $177,000). The intrinsic-value of unvested options is estimated to be $0 (2000 - $177,000 with a vesting period of two years). Accordingly, had the Company recognized compensation cost related to the unvested options outstanding at March 31, 2000, the intrinsic value would have been amortized over the vesting period, or in amounts of $88,500 in each vesting year. However, as performance conditions attached to certain of these unvested options were not met, current year compensation costs under APB 25 would have been adjusted accordingly. Therefore, total compensation cost for the period under APB 25 would have been $(69,000) (2000 - $175,000). Had the Company booked compensation expense in accordance with APB 25, basic loss per share would have been decreased by $0.04 (2000 - increased by $0.11).

b)   Other Disclosures:

     (i)  Stock-Based Compensation Expense

          For options granted in the prior fiscal year, the estimated fair value of the underlying equity at date of grant was $13.00. As such, compensation costs under SFAS 123 would have totaled $227,700 with a vesting period of three years.

          The fair value estimates were determined using the Black-Scholes option-pricing model. Valuation was based on a risk-free interest rate of 5.46%, an expected term of 10 years, an expected volatility of 30% and no expected dividends. Had the Company booked compensation expense, loss per common share would have been increased by $0.14.

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

--------------------------------------------------------------------------------

18.  COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS

     Certain comparative figures have been restated to conform with the current year's presentation.