Form 10QSB
period 2001-06-30
INTERUNION FINANCIAL CORP
filed 2001-08-14
CIK 924805

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended JUNE 30, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                 For the transition period from _____________ to ____________ Commission file number _____________________________________


                        INTERUNION FINANCIAL CORPORATION
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)


Delaware                                                              87-0520294
--------                                                              ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
Incorporation or organization)


1232 N. Ocean Way, Palm Beach, Fl                                          33480
----------------------------------------                                   -----
(Address of principal executive offices)                              (Zip Code)


(561) 845 - 2849                                                (561) 844 - 0517
----------------                                                ----------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares - 1,899,974 as of June 30, 2001.

Transitional Small Business Disclosure Format (Check One)  Yes [ ] No [X]

                         PART I - FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

                        INTERUNION FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE PERIODS ENDED JUNE 30, 2001



                                                                        Three Months Ended             Twelve Months Ended
                                                                     -------------------------      -------------------------
                                                                     30-Jun-01       30-Jun-00      31-Mar-01       31-Mar-00
                                                                     ---------       ---------      ---------         -------
REVENUE
             Investment Banking                                              0         587,523        272,957         620,289
             Interest Income                                               486           9,272         60,072          38,312
                                                                     ---------       ---------      ---------         -------
                                                                           486         596,795        333,029         658,601
                                                                     ---------       ---------      ---------         -------
EXPENSES
             Selling, General & Administration                          15,383         472,849        366,607         615,023
             Writedown of Notes Receivable                                   0               0        633,286               0
             Amortization & Depreciation                                     0           2,533          5,588       1,155,358
             Foreign Exchange Loss (Gain)                                    0          (5,537)        16,808         (16,098)
             Writedown in Investment                                         0               0         27,379       1,251,334
             Interest Expense                                                0           1,608         23,599          98,106
                                                                     ---------       ---------      ---------         -------
                                                                        15,383         471,453      1,073,267       3,103,723
                                                                     ---------       ---------      ---------         -------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX                      (14,897)        125,342       (740,238)     (2,445,122)
EQUITY IN NET LOSSES OF UNCONSOLIDATED  AFFILIATES                    (455,596)       (177,197)    (1,163,455)     (1,021,500)
                                                                     ---------       ---------      ---------         -------
LOSS FROM CONTINUOUS OPERATIONS                                       (470,493)        (51,855)    (1,903,693)     (3,466,622)
FOREIGN EXCHANGE TRANSLATION EFFECT                                          0         (13,365)             0               0
       Income (loss) from operations of discontinued subsidiary,
       net of income taxes                                                   0               0        358,169        (132,822)
       Loss of disposal of subsidiary, net of tax                            0               0       (780,401)              0
                                                                     ---------       ---------      ---------         -------
LOSS ON DISPOSSESSION / DISCONTINUATION                                      0               0       (422,232)       (132,822)
NET PROFIT (LOSS) FOR THE PERIOD                                      (470,493)        (65,220)    (2,325,925)     (3,599,444)
                                                                     =========       =========      =========         =======
EARNINGS (LOSS) PER COMMON SHARE - Basic and Diluted
             Weighted Average Common Shares Outstanding              1,948,687       4,232,290      1,153,759         298,076
             Weighted Average Preferred Shares Outstanding                   0       1,500,000              0       1,500,000
             EPS - Net Profit (Loss)                                    (0.241)         (0.012)        (2.016)        (12.076)
             EPS - From Continuing Operations (Basic)                   (0.241)         (0.012)        (1.650)        (11.630)
             EPS - From Dispossession / Discontinuation                  0.000           0.000         (0.366)         (0.446)

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                          PART I - FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

                        INTERUNION FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               AS AT JUNE 30, 2001

                                                                            As at June 30               As at March 31
                                                                    -------------------------     ------------------------
                                                                        2001          2000           2001          2000
                                                                    ----------     ----------     ----------    ----------
CURRENT ASSETS:
             Cash and cash equivalent                                    9,046     (4,529,937)         7,356        71,627
             Marketable Securities                                           0      5,002,609
             Receivables                                                     0        145,810              0        68,239
             Due from Brokers and dealers                                    0         39,277
             Due from clients                                                0      5,330,404
             Receivable from Affiliates                                 54,791         35,783         54,792        27,555
             Refundable Income Taxes                                       835          7,110          7,502         6,709
             Prepaid expenses and other current assets                   5,400         29,602          5,400         7,434
             Notes receivable                                                0      1,161,667              0     1,001,414
             Loan Receivable                                                 0         58,466
             Assets from Discontinued Operations                             0              0              0     3,996,413
                                                                    ----------     ----------     ----------    ----------
             Total Current Assets                                       70,072      7,280,791         75,050     5,179,391

NON-CURRENT ASSETS:
             Property & equipment, net                                       0         42,215              0         3,518
             Notes receivable, non-current portion                     878,150        633,285        878,150       633,286
             Investment in unconsolidated affiliates                 1,735,539      3,462,483      2,191,135     3,639,680
             Other longterm assets                                           0         77,493              0             0
             Assets from Discontinued Operations                             0              0              0       266,654
                                                                    ----------     ----------     ----------    ----------
             Total non-current assets                                2,613,689      4,215,476      3,069,285     4,543,138
                                                                    ----------     ----------     ----------    ----------
                  TOTAL ASSETS                                       2,683,761     11,496,267      3,144,335     9,722,529
                                                                    ==========     ==========     ==========    ==========

             LIABILITIES
CURRENT LIABILITIES:
             Due to broker and dealers                                       0      2,297,027              0             0
             Due to client                                                   0      3,044,416              0             0
             Accounts payable and accrued liabilities                   74,050        483,232         89,130       370,980
             Due to affiliates                                           3,399         12,990          3,399             0
             Note Payable, current portion                              85,000              0         60,000             0
             Liabilities from Discontinued Operations                        0              0              0     3,477,724
                                                                    ----------     ----------     ----------    ----------
                  Total Current  liabilities                           162,449      5,837,665        152,529     3,848,704

NON-CURRENT LIABILITIES:
OTHER LIABILITIES
NOTES PAYABLE, Longterm Portion                                        227,193        633,286        227,193       633,287
                  Total Liabilities                                    389,642      6,470,951        379,722     4,481,991
SHAREHOLDER'S EQUITY:
             Capital Stock and additional paid-in capital           10,616,293     10,616,293     10,616,293    10,766,293
             Accumulated translation adjustment                              0         24,072              0        37,439
             Retained Earnings (Deficit)                            (8,322,174)    (5,615,049)    (7,851,680)   (5,563,194)
             Total Shareholder's Equity                              2,294,119      5,025,316      2,764,613     5,240,538
                                                                    ----------     ----------     ----------    ----------
             Total Liabilities and Shareholder's Equity              2,683,761     11,496,267      3,144,335     9,722,529
                                                                    ==========     ==========     ==========    ==========

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                         PART I -- FINANCIAL STATEMENTS


Item 1 -- Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                              AS AT JUNE 30, 2001

                                                         As at June 30                As at March 31
                                                   -------------------------     -------------------------
                                                      2001           2000           2001           2000
                                                   ----------     ----------     ----------     ----------
CAPITAL STOCK AND ADDITIONAL PAID -IN CAPITAL
   Class A Preferred Stock, $0.10 par value
      Authorized -- 1,500,000 shares
      Issued and outstanding -- 1,500,000                   0        150,000              0        150,000
   Class B Preferred Stock, $0.10 par value
      Authorized -- 1,000 shares
      Issued and outstanding -- None                        0              0              0              0
   Class C Preferred Stock, $0.10 par value
      Authorized -- 1,000 shares
      Issued and outstanding -- None                        0              0              0              0
   Common Stock, $0.001 par value
      Authorized -- 5,000,000 in 2001 & 2000
      Issued and outstanding -- 1,899,974 in 01;
      4,243,123 in 00                                  18,999          3,999         18,999          4,243
   Additional Paid-in Capital                      10,597,294     10,462,294     10,597,294     10,612,050
   CUMULATIVE TRANSLATION ADJUSTMENT                        0         24,072              0         37,439

   ACCUMULATED DEFICIT                             (8,322,174)    (5,615,049)    (7,851,680)    (5,563,194)
                                                   ----------     ----------     ----------     ----------
      Total Shareholders' Equity                    2,294,119      5,025,316      2,764,613      5,240,538
                                                   ----------     ----------     ----------     ----------
      TOTAL LIABILITIES & SHAREHOLDERS'S EQUITY     2,683,761     11,496,267      3,144,335      9,722,529
                                                   ==========     ==========     ==========     ==========

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                          PART I - FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

                        INTERUNION FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE PERIODS ENDED JUNE 30, 2001

                                                                              Three Months Ended          Twelve Months Ended
                                                                           -----------------------     --------------------------
                                                                           30-Jun-01     30-Jun-00     31-Mar-01        31-Mar-00
                                                                           ---------    ----------     ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from Continuing Operations                                         (470,493)      (51,855)    (1,903,693)     (3,466,622)
Net loss from Dispossession/Discontinuing Operations                               0             0       (422,232)       (132,822)
                                                                           ---------    ----------     ----------      ----------
Total:                                                                      (470,493)      (51,855)    (2,325,925)     (3,599,444)
       Adjustment to reconcile net profit (loss) to net
       cash provided by (used in) operating activities
       Depreciation and amortization                                               0         2,533          5,588       1,165,392
       Equity and net loss on investment                                     455,596       177,197      1,163,455       1,021,500
       Non cash expenses (income)                                                  0       (39,292)       212,510         387,633
       Net loss from discontinued operations                                       0             0        422,232               0
       Writedown of Notes Receivable                                               0             0        633,286               0
       Loss (gain) in marketable securities                                        0        25,917         27,379       1,255,987
                                                                           ---------    ----------     ----------      ----------
                                                                             (14,897)      114,500        138,525         231,068
Changes in operating assets and liabilities net of effects from the purchase/divestiture of IUAM Limited
       Increase (decrease) in due to/from brokers and dealers, net                 0     5,495,265              0     (22,136,587)
       Decrease (increase) in due to/from client, net                              0    (5,352,301)             0       2,179,710
       Decrease (increase) in marketable securities                                0    (4,970,089)             0      19,852,782
       Increase in accounts receivable and other assets                        6,667      (153,877)        69,054         463,545
       Increase (decrease) in accounts payable and accrued liabilities
              discontinued operations                                          9,920      (105,319)      (331,850)       (428,150)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            1,690    (4,971,821)      (124,271)        162,368

CASH FLOWS FROM FINANCING ACTIVITIES
       Net proceeds on issuance (acquisition) of capital stock                     0      (150,000)             0               0
       Proceeds (repayment) of notes payable                                       0             0         60,000               0
                                                                           ---------    ----------     ----------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          0      (150,000)        60,000               0

CASH FLOW FROM INVESTING ACTIVITIES
       Purchase of property and equipment, net                                     0             0              0          (6,190)
       Investment in notes receivable                                              0       150,000              0               0
                                                                           ---------    ----------     ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES                                              0       150,000              0          (6,190)
NET INCREASE (DECREASE) IN CASH                                                1,690    (4,971,821)       (64,271)        156,178
CASH AND CASH EQUIVALENTS - Beginning of Year                                  7,356       441,884         71,627         285,706
CASH AND CASH EQUIVALENTS - End of Year                                        9,046    (4,529,937)         7,356         441,884
                                                                           =========    ==========     ==========      ==========

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001

================================================================================


1. Interim information is un-audited; however, in the opinion of management, all adjustments necessary for a fair statement of interim results have been included in accordance with Generally Accepted Accounting Principles. All adjustments are of a normal recurring nature unless specified in a separate note included in these Notes to Un-audited Consolidated Financial Statements. The results for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2001, included in its Form 10-KSB for the year ended March 31,2001.

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

In November 2000, in a special meeting of the shareholders' of the company it was resolved to execute a reverse split in the issued and outstanding common stock of the Company in the ratio of ten (10) to one (1). Consequently the number of issued and outstanding common stock of the Company reduced to 1,899,937 in the 3rd quarter of fiscal 2001, ended December 31, 2000.


SALE OF ASSETS AND DISCONTINUATION OF OPERATIONS

During the second quarter of fiscal 2001 ending September 30, 2000, the Company sold its investment banking subsidiary, Credifinance Capital Corp. (CFCC). Effective September 30, 2000, Credifinance Capital Corp. is no longer part of the Company. As a result of the disposal of the operations of Credifinance Capital Corp. as of September 30, 2000, the Company reported a profit of $358,169 from discontinuation of the operations.

However, as a result of disposal of discontinued assets of Credifinance Capital Corp., the Company incurred a loss of $1,413,686. Effective September 30, 2000, the only investment asset on which InterUnion is reporting is its minority interest in InterUnion Asset Management Limited (IUAM).

The un-audited financial statements of IUAM for the 1st quarter of fiscal 2002 ending June 30, 01, are attached in their entirety as an attachment.

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001

================================================================================


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

(1)  OVERVIEW

During the 1st quarter of fiscal 2002 ending June 30, 2001, InterUnion had nil revenue from investment banking as a result of its sale of assets.

Selected financial data from InterUnion's financial statements is (figures in 000's except per share data):

                                    3 mos. ended   3 mos. ended   3 mos. ended
                                    June 30- 01    June 30- 00    June 30- 99
                                    ------------   ------------   ------------
Working Capital                           (92)         1,443          1,164
Cash Flow                                   2            115            332
Total Assets                            2,684         11,496         12,502
Shareholders' Equity                    2,294          5,025          8,179

Common Share, #                         1,900          3,999          2,114
Book Value Per Share                     1.21           1.26           3.87


(2)  NET REVENUES

For the first 3 months of fiscal 2001, InterUnion reported consolidated revenues of $486 versus $596,795 a year earlier, a decrease of $596,309, resulting from the sale of its CFCC operations as of September 30, 2000.

(3)  EXPENSES

Selling, general and administration expenses for the three months of fiscal 2002 amounted to $15,383 as compared to $472,849 a year earlier, a decrease of 457,466, resulting from the sale of its CFCC operations as of September 30, 2000.


(4)  NET INCOME FOR 3 MONTHS UNTIL JUNE 30, 2001

Net loss from operations for the 3 months ending June 30, 2001 was a loss of $470,493 or $0.241 per share, based on a weighted average number of shares of 1,948,687 versus a loss of $51,855 or $0.012per share, based on a weighted average number of shares of 4,232,290 a year earlier.

The weighted average number of common shares outstanding for the nine months ending June 30, 2001, is 1,948,687 versus 4,232,290 a year earlier.

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE PERIOD ENDED JUNE 30, 01

================================================================================


(5)  LIQUIDITY AND CAPITAL RESOURCES

Date                           Number of Shares      Amount            Type
----                           ----------------    ---------      --------------
May 1998                              17,002          68,008      Regulation "S"
June 1998                             35,000         140,000      Regulation "S"
July 1998                            262,142       1,048,568      Regulation "S"
December 1998                         10,000          40,000      Regulation "S"
February 1999                        180,000         630,000      Regulation "S"
March 1999                            25,000          87,500      Regulation "S"
March 1999                             1,140           4,560      Regulation "S"
November 1999                        114,500          57,250      Regulation "S"
November 1999                      2,014,198         805,679      Regulation "S"
September 2000                    15,000,000         150,000      Regulation "S"



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

In the opinion of management the financial statements for the periods ending June 30, 2001 accurately reflect the operations of the Company and its subsidiaries. The Company has taken every reasonable step to ensure itself that its quarterly financial statements do not represent a distorted picture to anyone having a business reason to review such statements and who has also reviewed its previous audited annual financial statements for the year ended March 31, 2001.

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

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE PERIOD ENDED JUNE 30, 01

================================================================================


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


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5 -- OTHER INFORMATION

None.

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE PERIOD ENDED JUNE 30, 01

================================================================================


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K



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


                                            InterUnion Financial Corporation
                                        ----------------------------------------
                                                      (Registrant)



Date August 14, 2001                        /s/ Georges Benarroch, Director
                                        ----------------------------------------
                                                      (Signature)*


* Print the name and title of each signing officer under his signature.

                                                                        Appendix





INTERUNION ASSET MANAGEMENT LIMITED
CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000







                                                                        CONTENTS
--------------------------------------------------------------------------------


COMPLIANCE CERTIFICATE                                                       2

CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                         3

         CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT                   4

         CONSOLIDATED STATEMENTS OF CASH FLOWS                               5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       6-14

                                                QUARTERLY COMPLIANCE CERTIFICATE
--------------------------------------------------------------------------------


To:           Working Ventures Canadian Fund Inc. ("WV")
              InterUnion Financial Corporation ("IUFC")

Date:         July 22, 2001

     I, Russell Lindsay, of InterUnion Asset Management Limited (the "CORPORATION"), hereby certify for and on behalf of the Corporation, intending that the same may be relied upon by you without further enquiry, that since April 1, 2001:

         (a) the attached financial statements delivered pursuant to the Agreement have been prepared in accordance with generally accepted accounting principles in effect on the date of such financial statements and the information contained therein is true and correct in all material aspects, subject only to year-end audit adjustments, and presents fairly and consistently the results of operations and changes in the financial position of the Corporation as of and to June 30, 2001;

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

          Witness my hand and the corporate seal of the Corporation this 22nd day of July, 2001.

                                          By:     /s/ Russell Lindsay
                                             -----------------------------------
                                          Name:   Russell Lindsay
                                          Title:  Senior Vice-President
                                                  & Chief Financial Officer

INTERUNION ASSET MANAGEMENT LIMITED
Consolidated Balance Sheets (unaudited)
(amounts expressed in Canadian dollars unless otherwise stated)
(as at June 30 and March 31
--------------------------------------------------------------------------------


                                                                 2001                   2001
                                                             ------------           ------------
                                        Assets

Current:
  Cash                                                       $    351,426           $    661,238
  Marketable securities, at market                              1,650,271              1,535,670
  Accounts receivable and accrued revenue                         319,322                576,068
  Prepaid expenses                                                 64,600                 76,989
  Income taxes recoverable                                         45,264                   --
  Future income tax asset                                          43,817                 26,108
                                                             ------------           ------------
                                                                2,474,700              2,876,073


Management contracts, net (note 5)                              1,547,619              1,619,048
Capital assets, net (note 6)                                      339,628                338,945
Investments, at cost                                               13,915                 13,915
Goodwill (note 7)                                               8,996,410              9,152,976
                                                             ------------           ------------

Total assets                                                 $ 13,372,272           $ 14,000,957
                                                             ============           ============

                                   Liabilities

Current:
  Bank indebtedness                                          $       --             $     16,041
  Accounts payable and accrued liabilities (note 9)               390,728                644,082
  Current portion of long term debt                                18,000                 18,000
  Income taxes payable                                               --                   48,494
  Deferred revenue                                                 93,335                 83,942
                                                             ------------           ------------
                                                                  502,063                810,559

Deferred inducements (note 8)                                      45,304                 44,514
Long term debt (note 10)                                           35,000                 39,500
Other liabilities (note 9)                                        153,125                131,250
Preference shares (note 11)                                     3,500,000              3,500,000
                                                             ------------           ------------
                                                                4,235,492              4,525,823
                                                             ------------           ------------

Non-controlling interest                                          102,422                135,119
                                                             ------------           ------------

                              Shareholders' Equity

Shareholders' equity:
  Share capital (note 12)                                      16,358,559             16,358,559
  Deficit                                                      (7,324,201)            (7,018,544)
                                                             ------------           ------------
Total shareholders' equity                                      9,034,358              9,340,015
                                                             ------------           ------------

Total liabilities and shareholders' equity                   $ 13,372,272           $ 14,000,957
                                                             ============           ============

--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

INTERUNION ASSET MANAGEMENT LIMITED
Consolidated Statements of Operations and Deficit (unaudited)
(amounts expressed in Canadian dollars unless otherwise stated)
(for the three months ended June 30)
--------------------------------------------------------------------------------

                                                      2001                  2000
                                                   -----------           -----------
Revenue
  Management fees                                  $ 1,425,160           $ 1,544,200
  Other income (loss)                                   16,179               (13,524)
                                                   -----------           -----------

                                                     1,441,339             1,530,676
                                                   -----------           -----------

Operating expense
  Commission and incentives                            168,921               187,824
  Salaries and benefits                                983,282               893,635
  Marketing and advertising                             49,253                55,324
  Office and general                                   239,500               341,349
  Professional fees                                     74,637               108,813
  Amortization of management contracts                  71,429                96,429
  Amortization of capital assets                        26,293                36,495
                                                   -----------           -----------

                                                     1,613,315             1,719,869
                                                   -----------           -----------

  Operating loss before undernoted                    (171,976)             (189,193)
                                                   -----------           -----------

Interest expense
  Current                                                 --                  28,303
  Long term                                             45,723                47,672
                                                   -----------           -----------

                                                        45,723                75,975
                                                   -----------           -----------

Loss before amortization of goodwill,
non-controlling interest and income taxes             (217,699)             (265,168)
                                                   -----------           -----------

Income taxes (note 13)
  Current income taxes (recovery)                      (43,203)                 --
  Future income taxes (benefit)                        (17,709)              118,252
                                                   -----------           -----------

                                                       (60,912)              118,252
                                                   -----------           -----------

Loss before amortization of goodwill
and non-controlling interest                          (156,787)             (383,420)

Amortization of goodwill                               156,566               198,970
                                                   -----------           -----------
                                                       156,566               198,970

Loss before non-controlling interest                  (313,353)             (582,390)

Non-controlling interest                                (7,696)               (3,800)

Net loss, for the period                              (305,657)             (578,590)

Deficit, beginning of period                        (7,018,544)           (2,658,767)
                                                   -----------           -----------

Deficit, end of period                             $(7,324,201)          $(3,237,357)
                                                   ===========           ===========

--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

INTERUNION ASSET MANAGEMENT LIMITED
Consolidated Statements of Cash Flows (unaudited)
(amounts expressed in Canadian dollars unless otherwise stated)
(for the three months ended June 30)
--------------------------------------------------------------------------------


                                                                       2001                2000
                                                                     ---------           ---------
Cash flows from operating activities
  Net loss                                                           $(305,657)          $(578,590)

  Adjustments for:
    Amortization of goodwill                                           156,566             198,970
    Amortization of management contracts                                71,429              96,429
    Amortization of capital assets                                      26,293              36,495
    Deferred rent inducements                                              790                (790)
    Unrealized loss on investment                                         --                 2,380
    Provision for doubtful receivable                                    2,350                --
    Future income taxes (benefit)                                      (17,709)               --
    Non-controlling interest                                            (7,696)             (3,800)
  Changes in non-cash working capital
    Decrease in accounts receivable                                    254,396              53,841
    Decrease in accounts payable                                      (253,354)            (86,395)
    Increase in income taxes recoverable                               (45,264)               --
    Decrease in income taxes payable                                   (48,494)            (79,067)
    Other items, net                                                    34,263              44,249
                                                                     ---------           ---------

                                                                      (132,087)           (316,278)
                                                                     ---------           ---------

Cash flows from investing activities
  Acquisition of capital assets, net of disposals                      (26,976)             (4,165)
  Sale (purchase) of marketable securities                            (114,601)            308,477
                                                                     ---------           ---------

                                                                      (141,577)            304,312
                                                                     ---------           ---------

Cash flows from financing activities
  Decrease in bank indebtedness                                        (16,041)            (36,853)
  Increase in deferred revenue and inducements                           9,393              12,332
  Repayments of long term borrowings                                    (4,500)            (21,684)
  Dividend paid to non-controlling interest                            (25,000)            (25,000)
                                                                     ---------           ---------

                                                                       (36,148)            (71,205)
                                                                     ---------           ---------

Net increase (decrease) in cash                                       (309,812)            (83,171)

Cash at beginning of period                                            661,238             525,621
                                                                     ---------           ---------

Cash at end of period                                                $ 351,426           $ 442,450
                                                                     =========           =========

Supplemental Cash Flows Information
  Interest paid                                                      $  24,298           $  32,225
  Income taxes paid                                                     57,995             223,734

--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
June 30, 2001 and June 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

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

       f)   Revenue Recognition
            Revenue is recognized by the Company on an earned basis. For its services, the Company is entitled to an annual fee payable monthly or quarterly, depending on its agreement with the client. Fees are calculated based on the fair market value of the portfolio on each valuation date. Fees billed in advance are recorded as deferred revenue and taken into income evenly over the term of the stated billing.

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

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
June 30, 2001 and June 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------


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

     Fiscal 2001 Dispositions:
     o On September 29, 2000, the Company sold its share ownership in A.I.L. Investment Services Inc. (AILISI), a wholly owned subsidiary, for net cash proceeds of $611,000. AILISI provided all management and administrative services for one mutual fund corporation. The primary asset of AILISI was a management contract with a net book value of $350,000 on the date of sale (June 30, 2000 - $375,000).
            Included in `Other income' at March 31, 2001 is a net gain of $197,000 resulting from this transaction

--------------------------------------------------------------------------------

4.   MARKETABLE SECURITIES

     Marketable securities are recorded at market values and comprise the following:

                                       June 30, 2001      March 31, 2001
                                       -------------      --------------
     Bankers Acceptance                 $1,395,442          $1,094,850
     Money Market Mutual Funds             254,829             409,047
     Other Mutual Funds                       --                31,773
                                        ----------          ----------
                                        $1,650,271          $1,535,670
                                        ==========          ==========

     The Bankers Acceptance outstanding at June 30, 2001 matures on July 27, 2001. The annualized yield on this security is 4.4%.

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
June 30, 2001 and June 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------


5.   MANAGEMENT CONTRACTS

     Management contracts comprise the following:

                                                  June 30, 2001                   March 31, 2001
                                    ------------------------------------------    --------------
                                                   Accumulated       Net Book        Net Book
                                       Cost        Amortization       Value           Value
                                    ----------     ------------     ----------      ----------

     Non-competition agreement      $2,000,000      $  452,381      $1,547,619      $1,619,048
                                    ==========      ==========      ==========      ==========

--------------------------------------------------------------------------------

6.   CAPITAL ASSETS

     Capital assets comprise the following:

                                                June 30, 2001                   March 31, 2001
                                 ------------------------------------------     --------------
                                                Accumulated       Net Book        Net Book
                                    Cost        Amortization       Value           Value
                                 ----------     ------------     ----------      ----------
     Computer equipment          $  657,760      $  514,806      $  142,954      $  131,090
     Furniture and fixtures         443,532         335,778         107,754         113,435
     Leasehold improvements         162,410          73,490          88,920          94,420
                                 ----------      ----------      ----------      ----------
                                 $1,263,702      $  924,074      $  339,628      $  338,945
                                 ==========      ==========      ==========      ==========

--------------------------------------------------------------------------------

7.   GOODWILL

                                    June 30, 2001    March 31, 2001
                                    -------------    --------------
     Cost                            $13,610,691      $13,610,691
     Impairment of goodwill            2,565,000        2,565,000
     Accumulated amortization          2,049,281        1,892,715
                                     -----------      -----------
                                     $ 8,996,410      $ 9,152,976
                                     ===========      ===========

     In the prior year, the Company recorded goodwill impairment charges of $2,565,000 on its investments in Black Investment Management Ltd. and Guardian Timing Services Inc. Impairment resulted from significant client departures and the disposition of several product offerings. In the case of Black Investment Management Ltd., the amount of impairment was based on the estimated net realizable cash value while for Guardian Timing Services Inc., the amount of impairment was based on estimated undiscounted future cash flows.

--------------------------------------------------------------------------------

8.   DEFERRED INDUCEMENTS

     Deferred inducements comprise the following:

                                     June 30, 2001     March 31, 2001
                                     -------------     --------------
     Deferred lease inducement          $45,304           $44,514


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

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
June 30, 2001 and June 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------



     The controlled company has sub-let certain of its leased premises for the term of the lease. Included in deferred inducements are expenses associated with the sub-lease arrangement which have been deferred and will be amortized over the remaining life of the sub-lease.

--------------------------------------------------------------------------------

9.   RELATED PARTY TRANSACTIONS

     Transactions with shareholders, officers and directors of the Company influenced by the aforementioned parties are considered related party transactions.

     Summary of the related party transactions affecting the accounts are as follows:

                                           3 months ended   3 months ended
                                           June 30, 2001    June 30, 2000
                                           --------------   --------------
     Revenue
          Management fees                     $  --            $20,200
     Expenses
         Commissions and incentives            28,950           23,150
         Interest expense                      43,750           43,750
         Office and general                      --              6,300
         Professional fees                      1,200           57,000

     These transactions are in the normal course of operations and are measured at the exchange values (the amount of consideration established and agreed to by the related parties), which approximate the arm's length equivalent values.

     Related party balances in the accounts are as follows:

                               June 30, 2001    March 31, 2001
                               -------------    --------------
     Accounts payable            $ 35,270          $ 21,875
     Other liabilities            153,125           131,250

     These balances are interest-free, unsecured, payable on demand and have arisen from the transactions referred to above (except for Other liabilities which is due on November 19, 2002 and has arisen on issuance of preferred shares).

--------------------------------------------------------------------------------

10.  LONG-TERM DEBT

                                                                        June 30, 2001    March 31, 2001
                                                                        -------------    --------------

     Demand bank loan, interest at prime +1/2%, monthly principal
     Payments of $1,500 commencing January 2000                            $53,000          $57,500

     Less: current portion                                                  18,000           18,000
                                                                           -------          -------

                                                                           $35,000          $39,500
                                                                           =======          =======

     The demand bank loan is guaranteed by two of a subsidiary company's shareholders.

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
June 30, 2001 and June 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------


11.  PREFERENCE SHARES

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

--------------------------------------------------------------------------------

12.  SHARE CAPITAL

     The authorized share capital of the Company consists of an unlimited number of Common Shares and an unlimited number of Class A and Class B Preference Shares, issuable in series (note 12).

     Details of issued share capital are as follows:

                                                                 Common
                                                    --------------------------------
                                                      Shares               Amount
                                                    -----------          -----------
     March 31, 2000                                   1,568,161          $16,358,558

          Issued on conversion of warrants               44,000                    1
                                                    -----------          -----------

     March 31, 2001 and June 30, 2001                 1,612,161          $16,358,559
                                                    -----------          -----------

     The demand bank loan is guaranteed by two of a subsidiary company's shareholders.

     During a prior fiscal period, the Board of Directors of the Company approved the granting of options to employees to purchase up to 136,300 common shares of the Company which may be granted from time to time. Various vesting requirements are associated with each employee grant.

     Subsequently, as a result of the issuance of common shares relating to the warrant referred to above, in the prior fiscal year, additional stock options were issued and the preferred share conversion ratio was adjusted to maintain the proportionate holdings of the option holders and preferred shareholders as required under the terms of the financial instruments.

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
June 30, 2001 and June 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------


      Vested Options

                                                        -------------------Number of Options------------------
      Fiscal year    Vested expiry         Exercise      Outstanding,      Issued/               Outstanding,
        granted          date                price      March 31, 2001     Vested    Exercised   June 30, 2001
      -----------    -------------         ---------    --------------    --------   ---------   -------------
         1999        Jan 21, 2009          $  16.13         37,319          --           --         37,319
         1999        Jan 21, 2009          $   0.001        22,617          --           --         22,617
         2000        May 10, 2009          $  13.00         20,733         2,827         --         23,560

      Unvested Options

                                                        ------------------------Number of Options-------------------------
      Fiscal year    Vested expiry         Exercise      Outstanding,                          Forfeited/    Outstanding,
       granted           date                price      March 31, 2001     Issued     Vested    Expired      June 30, 2001
      ----------     -------------         ---------    --------------     ------     ------   ----------    -------------
         2000        May 10, 2009          $  13.00         13,193         926       2,827       --            10,366

     Unvested options vest evenly over a three-year term.

--------------------------------------------------------------------------------

13.  INCOME TAXES

     The Company's effective income tax rate used in determining the provision for income taxes is as follows:

                                                    3 months ended    3 months ended
                                                    June 30, 2001     June 30, 2000
                                                    --------------    ---------------

     Combined statutory tax rate (recovery)             (42.1)%         (44.6)%

     Deduct:
          Non-deductible expenses                         9.0             4.9
          Temporary differences                          11.5            12.9
          Unrecognized losses carried forward             --             70.5
          Future tax asset                               (6.2)            --
          Other, net                                      (.2)             .9
                                                        -----            ----

          Effective income tax rate                     (28.0)%          44.6%
                                                        =====            ====

     As at June 30, 2001, the consolidated group had approximately $1,976,000 of non-capital losses (March 31, 2001 - $2,079,000) and $401,000 (March 31,
     2001 - $391,000) of capital losses which may be carried forward and utilized to reduce future years' taxable income and capital gains, respectively. In addition, the consolidated group also had $280,000 in restricted capital losses arising from a related party transaction. Capital losses can be carried forward indefinitely. The right to claim the non-capital losses expires as follows:

                   Expiry
                   ------
                    2005                  $ 18,000
                    2006                   220,000
                    2007                   804,000
                    2008                   934,000

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
June 30, 2001 and June 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------





     During the period, the Company's future income tax asset decreased by $58,000 and totaled $1,124,000 (March 31, 2001 - $1,182,000) after applying the statutory tax rate to the temporary differences and non-capital and capital losses described above.

     Subsequently, the net change to the valuation allowance during the period, and the total valuation allowance as at June 30, 2001 provided by the Company, decreased by $76,000 and totaled $1,080,000 (March 31, 2001 - $1,156,000) to reduce the future income tax asset, reflecting the uncertainty of full realization of the future income tax asset.

--------------------------------------------------------------------------------

14. LOSS PER SHARE

     Basic loss per share has been calculated on a weighted average basis of common shares outstanding during the period.

                                            3 months ended    3 months ended
                                            June 30, 2001     June 30, 2000
                                            --------------    --------------
     Weighted average common shares
     - basic calculation                     1,612,161          1,612,161

     The calculations of fully diluted earnings per share is based upon the common shares outstanding during the period as above and not adjusted by the unexercised convertible Class A Preference shares and vested options in computing diluted loss per share because their effects were antidilutive.

                                          3 months ended    3 months ended
                                          June 30, 2001     June 30, 2000
                                          --------------    ---------------
     Basic loss per share                    $ (0.19)           $(0.36)

     In accordance with revised recommendations of The Canadian Institute of Chartered Accountants, the company adopted on a retroactive basis the accounting standards for calculating Earnings Per Share. Accordingly, prior period basic earnings per share has been restated to account for the effect of the outstanding warrants issued which were contingent upon certain conditions which had been satisfied at March 8, 1999. The basic loss per share reported in the prior year has been decreased by $0.01 per share.

--------------------------------------------------------------------------------

15.  COMMITMENTS

     The Company has basic lease payments exclusive of operating costs for the premises and office equipment for the next four years as follows:

                                         12 months ended
                                             June 30
                                         ----------------
                              2002          $217,000
                              2003           145,000
                              2004            74,000
                              2005             1,000

     The Company has employment contracts and obligations with five of its employees at the following annual base salaries amount:

                                         12 months ended
                                             June 30
                                         ---------------
                               2002         $917,000
                               2003          553,000
                               2004          490,000
                               2005          205,000

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
June 30, 2001 and June 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------


16. RECONCILIATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). Material differences at June 30 between Canadian GAAP and accounting principles generally accepted in the United States ("U.S. GAAP") are described below:

     a)  Statements of Operations:

     The application of U.S. GAAP would have the following effect on net loss for the quarter and loss per common share as reported:

                                                   3 months ended      3 months ended
                                                   June 30, 2001       June 30, 2000
                                                   --------------      --------------

     Net loss for the period, Canadian GAAP          $(305,657)          $(578,590)
     Stock based compensation (i)                         --               (17,235)
                                                     ---------           ---------
     Net loss for the period, U.S. GAAP              $(305,657)          $(595,825)
                                                     =========           =========

     Loss per common share under U.S. GAAP           $   (0.19)          $   (0.37)

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

              Under APB 25 the intrinsic-value of vested options would have been $0 (2000 - $0). The intrinsic-value of unvested options is estimated to be $0 (2000 - $177,000 with a vesting period of two years). Therefore, total compensation cost for the period under APB 25 would have been $(0) (2000 - $17,235). Had the Company booked compensation expense in accordance with APB 25, basic loss per share would have been increased by $0.00 (2000 - $0.01).

     b)  Other Disclosures:

         i)   Comprehensive Income

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

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
June 30, 2001 and June 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------


17.  SUBSEQUENT EVENT

     As at July 20, 2001 the Company sold all of its 53.2% share ownership interest in Black Investment Management Limited for cash proceeds of $146,250. Subject to certain terms regarding revenue levels of Black Investment Management over the next three years, the Company may receive additional proceeds. As these proceeds are contingent upon the outcome of future events, no amount will be recorded in the current year financial statements. The Company will record a consolidated gain of $22,000.

--------------------------------------------------------------------------------

18.  COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS

     Certain comparative figures have been restated to conform with the current period's presentation.