Form 10QSB
period 2001-09-30
INTERUNION FINANCIAL CORP
filed 2001-11-02
CIK 924805

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2001

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                  For the transition period from              to
                                                 ------------    -------------
                  Commission file number
                                        --------------------------------------

                        INTERUNION FINANCIAL CORPORATION
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)


Delaware                                                              87-0520294
--------                                                              ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
Incorporation or organization)


1232 N. Ocean  Way, Palm Beach, Fl                                         33480
----------------------------------                                         -----
(Address of principal executive offices)                              (Zip Code)


(561) 845 -2849                                                 (561) 844 - 0517
---------------                                                 ----------------
(Issuer's telephone number)                         (Issuer's telecopier number)


                 ----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares - 1,899,974 as of September 30, 2001.

Transitional Small Business Disclosure Format (Check One) Yes [  ] No [ X ]

                          PART I - FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

                        INTERUNION FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE PERIODS ENDED SEPTEMBER 30, 2001

                                                                     Three Months Ended             Six Months Ended
                                                                 30-Sep-01       30-Sep-00       30-Sep-01       30-Sep-00
                                                                 ---------       ---------       ---------       ---------
REVENUE
             Investment Banking                                          0          26,972               0         269,199
             Interest Income                                        13,136          46,621          13,622          46,898
                                                                 ---------       ---------       ---------       ---------
                                                                    13,136          73,593          13,622         316,097
                                                                 ---------       ---------       ---------       ---------
EXPENSES
             Selling, General & Administration                       8,187         239,988          23,570         278,288
             Amortization & Depreciation                                 0             254               0             507
             Foreign Exchange Loss (Gain)                                0          45,805               0          45,542
             Writedown in Investment                                     0          30,090               0          30,090
             Interest Expense                                        2,029          17,187           2,029               0
                                                                 ---------       ---------       ---------       ---------
                                                                    10,216         333,324          25,599         354,427
                                                                 ---------       ---------       ---------       ---------

LOSS BEFORE EQUITY IN NET LOSS OF UNCONSOL. AFFILIATES               2,920        (259,731)        (11,977)        (38,330)

EQUITY IN NET LOSSES OF UNCONSOLIDATED  AFFILIATES                 (72,690)        (88,546)       (159,904)       (265,743)
                                                                 ---------       ---------       ---------       ---------
LOSS FROM CONTINUOUS OPERATIONS                                    (69,770)       (348,277)       (171,881)       (304,073)

PROFIT (LOSS) FROM DISCONTINUED OPERATIONS                               0         454,228               0         358,169

GAIN (LOSS) ON DISPOSAL OF DISCONTINUED ASSETS / SUBSIDIARY              0      (1,413,686)              0      (1,413,686)
                                                                 ---------       ---------       ---------       ---------
NET PROFIT (LOSS) FOR THE PERIOD                                   (69,770)     (1,307,735)       (171,881)     (1,359,590)
                                                                 =========       =========       =========       =========
EARNINGS (LOSS) PER COMMON SHARE - Basic and Diluted
             Common Shares outstanding                           1,899,937       1,899,974       1,899,974       1,899,937
             Weighted Average Common Shares Outstanding          1,899,974         481,459       1,899,974         481,459
             EPS - From Continuing Operations (Basic)               (0.037)         (0.723)         (0.090)         (0.632)
             EPS - From Dispossession / Discontinuation              0.000          (1.993)          0.000          (2.192)
             EPS - Net Profit (Loss)                                (0.037)         (0.688)         (0.090)         (2.824)



      See Accompanying Notes to Unaudited Consolidated Financial Statements

                          PART I - FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

                        INTERUNION FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                            AS AT SEPTEMBER 30, 2001

                                                                    As at September 30                  As at March 31
                                                                   2001             2000             2001            2000
                                                               ----------       ----------       ----------       ----------
CURRENT ASSETS:
             Cash and cash equivalent                              21,923            1,793            7,356           71,627
             Receivables                                                0           64,028                0           68,239
             Receivable from Affiliates                            67,928                0           54,792           27,555
             Refundable Income Taxes                                  835            7,502            7,502            6,709
             Prepaid expenses and other current assets              5,400           14,949            5,400            7,434
             Notes receivable                                           0                0                0        1,001,414
             Assets from Discontinued Operations                        0                0                0        3,996,413
                                                               ----------       ----------       ----------       ----------
             Total Current Assets                                  96,085           88,272           75,050        5,179,391

NON-CURRENT ASSETS:
             Property & equipment, net                                  0            5,080                0            3,518
             Notes receivable, non-current portion                878,150        1,483,607          878,150          633,286
             Investment in unconsolidated affiliates            2,031,232        3,088,847        2,191,135        3,639,680
             Assets from Discontinued Operations                        0                0                0          266,654
                                                               ----------       ----------       ----------       ----------
             Total non-current assets                           2,909,382        4,577,534        3,069,285        4,543,138
                                                               ----------       ----------       ----------       ----------
                  TOTAL ASSETS                                  3,005,467        4,665,806        3,144,335        9,722,529
                                                               ==========       ==========       ==========       ==========

             LIABILITIES
CURRENT LIABILITIES:
             Accounts payable and accrued liabilities              70,185           72,974           89,130          370,980
             Due to affiliates                                      3,399            1,405            3,399                0
             Note Payable, current portion                        111,958                0           60,000                0
             Liabilities from Discontinued Operations                   0                0                0        3,477,724
                                                               ----------       ----------       ----------       ----------
                  Total Current  liabilities                      185,542           74,379          152,529        3,848,704

NON-CURRENT LIABILITIES:
OTHER LIABILITIES
NOTES PAYABLE, Longterm Portion                                   227,193          860,479          227,193          633,287
                  Total Liabilities                               412,735          934,858          379,722        4,481,991

SHAREHOLDER'S EQUITY:
             Capital Stock and additional paid-in capital      10,616,293       10,616,293       10,616,293       10,766,293
             Accumulated translation adjustment                         0                0                0           37,439
             Retained Earnings (Deficit)                       (8,023,561)      (6,885,345)      (7,851,680)      (5,563,194)
             Total Shareholder's Equity                         2,592,732        3,730,948        2,764,613        5,240,538
                                                               ----------       ----------       ----------       ----------
             Total Liabilities and Shareholder's Equity         3,005,467        4,665,806        3,144,335        9,722,529
                                                               ==========       ==========       ==========       ==========

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                          PART I - FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

                        INTERUNION FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            AS AT SEPTEMBER 30, 2001

                                                                             As at September 30              As at March 31
                                                                             2001           2000           2001           2000
                                                                          ----------     ----------     ----------     ----------
CAPITAL STOCK AND ADDITIONAL PAID -IN CAPITAL
      Class A Preferred Stock, $0.10 par value
             Authorized - 1,500,000 shares

             Issued and outstanding - 1,500,000                                    0              0              0        150,000
      Class B Preferred Stock, $0.10 par value
             Authorized - 1,000 shares

             Issued and outstanding - None                                         0              0              0              0
      Class C Preferred Stock, $0.10 par value
             Authorized - 1,000 shares

             Issued and outstanding - None                                         0              0              0              0
      Common Stock, $0.001 par value
             Authorized - 5,000,000 in 2001 & 2000
             Issued and outstanding - 1,899,974 in 01; 4,243,123 in 00        18,999        153,999         18,999          4,243
      Additional Paid-in Capital                                          10,597,294     10,462,294     10,597,294     10,612,050
      CUMULATIVE TRANSLATION ADJUSTMENT                                            0              0              0         37,439

      ACCUMULATED DEFICIT                                                 (8,023,561)    (6,885,345)    (7,851,680)    (5,563,194)
                                                                          ----------     ----------     ----------     ----------
             Total Shareholders' Equity                                    2,592,732      3,730,948      2,764,613      5,240,538
                                                                          ----------     ----------     ----------     ----------
             TOTAL LIABILITIES & SHAREHOLDERS'S EQUITY                     3,005,467      4,665,806      3,144,335      9,722,529
                                                                          ==========     ==========     ==========     ==========

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                          PART I - FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

                        INTERUNION FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE PERIODS ENDED SEPTEMBER 30, 2001

                                                                               Six Months Ended          Twelve Months Ended
                                                                           30-Sep-01     30-Sep-00      31-Mar-01      31-Mar-00
                                                                           ---------     ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from Continuing Operations                                         (171,881)    (1,359,590)    (1,903,693)    (3,466,622)
Net loss from Dispossession / Discontinuing Operations                             0              0       (422,232)      (132,822)
                                                                           ---------     ----------     ----------     ----------
Total:                                                                      (171,881)    (1,359,590)    (2,325,925)    (3,599,444)
       Adjustment to reconcile net profit (loss) to net
       cash provided by (used in) operating activities
       Depreciation and amortization                                               0            507          5,588      1,165,392
       Equity and net loss on investment                                     159,904        265,743      1,163,455      1,021,500
       Non cash expenses (income)                                            (13,136)           924        212,510        387,633
       Net loss from discontinued operations                                       0       (358,169)       422,232              0
       Writedown of Notes Receivable                                               0              0        633,286              0
       Loss on disposal of Asset (Subsidiary)                                             1,413,686
       Loss (gain) in marketable securities                                        0              0         27,379      1,255,987
                                                                           ---------     ----------     ----------     ----------
                                                                             (25,113)       (36,899)       138,525        231,068
Changes in operating assets and liabilities:
       Increase (decrease) in due to/from brokers and dealers, net                 0      3,237,510              0    (22,136,587)
       Decrease (increase) in due to/from client, net                              0     (3,066,310)             0      2,179,710
       Decrease (increase) in marketable securities                                0         32,520              0     19,852,782
       Decrease (increase) in accounts receivable and other assets             6,667        198,724         69,054        463,545
       Increase (decrease) in accounts payable and accrued liabilities       (18,945)      (105,319)      (331,850)      (428,150)
       Increase (decrease) in Notes / Loan Payable                            51,958              0              0              0
                                                                           ---------     ----------     ----------     ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           14,567        260,230       (124,271)       162,368
CASH FLOWS FROM FINANCING ACTIVITIES
       Net proceeds on issuance (acquisition) of capital stock                     0       (150,000)             0              0
       Proceeds (repayment) of notes payable                                       0              0         60,000              0
                                                                           ---------     ----------     ----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          0       (150,000)        60,000              0

CASH FLOW FROM INVESTING ACTIVITIES
       Purchase of property and equipment, net                                     0              0              0         (6,190)
       Investment in notes receivable                                              0       (550,321)             0              0
                                                                           ---------     ----------     ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES                                              0       (550,321)             0         (6,190)

NET INCREASE (DECREASE) IN CASH                                               14,567       (440,091)       (64,271)       156,178
CASH AND CASH EQUIVALENTS - Beginning of Year                                  7,356        441,884         71,627        285,706
                                                                           ---------     ----------     ----------     ----------
CASH AND CASH EQUIVALENTS - End of Year                                       21,923          1,793          7,356        441,884
                                                                           =========     ==========     ==========     ==========


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

================================================================================


1. Interim information is un-audited; however, in the opinion of management, all adjustments necessary for a fair statement of interim results have been included in accordance with Generally Accepted Accounting Principles. All adjustments are of a normal recurring nature unless specified in a separate note included in these Notes to Un-audited Consolidated Financial Statements. The results for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2001, included in its Form 10-KSB for the year ended March 31, 2001.

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

The un-audited financial statements of IUAM for the 2nd quarter of fiscal 2002 ending September 30, 01, are attached in their entirety as an attachment. IUFC owned 42.8% of IUAM as of September 30, 01.

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

(1)    OVERVIEW

During the 2nd quarter of fiscal 2002 ending September 30, 2001, InterUnion had nil revenue from investment banking as a result of sale of its CFCC operations as of September 30, 2000. The Company's net loss for the quarter ending September 30, 01, was $69,770 ($0.037 per share); and the net loss for 6 months of fiscal 2002 ending September 30, 01, was $171,881 or $0.090 per share.

Selected financial data from InterUnion's financial statements is (figures in 000's except per share data):

                                     3 mos. ended       3 mos. Ended        3 mos. ended
                                      Sept 30- 01        Sept 30- 00         Sept 30- 99
                                      -----------        -----------         -----------
       Working Capital                        (89)                14               1,130
       Cash Flow                               15                260                 205
       Total Assets                         3,005              4,666              12,607
       Shareholders' Equity                 2,593              3,731               7,989

       Common Share, #                  1,899,974          1,899,937             211,442
       Book Value Per Share                  1.36               1.96               37.78

(2)    NET REVENUES

For the first 6 months of fiscal 2001, InterUnion reported consolidated revenues of $13,622 versus $316,097 a year earlier, a decrease of $302,475 resulting from the sale of its CFCC operations as of September 30, 2000.

(3)    EXPENSES

Selling, general and administration expenses for 6 months of fiscal 2002 until September 30, 2001, amounted to $25,599 as compared to $354,427 a year earlier, a decrease of $328,828 resulting from the sale of its CFCC operations as of September 30, 2000.

(4)    NET INCOME FOR 6 MONTHS UNTIL SEPTEMBER 30, 2001

Net loss from operations for the 6 months ending September 30, 2001 was a loss of $171,881 or $0.090 per share based on a weighted average number of shares of 1,899,974 versus a loss of $1,359,590 or $2.824 per share based on a weighted average number of shares of 481,459 a year earlier.

The weighted average number of common shares outstanding for the six months ending September 30, 2001, is 1,899,974 versus 481,459 a year earlier.

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED SEPTEMBER 30, 01

================================================================================


(5)    LIQUIDITY AND CAPITAL RESOURCES

Date                               Number of Shares            Amount               Type
----                               ----------------            ------               ----
May 1998                                 17,002                 68,008          Regulation "S"
June 1998                                35,000                140,000          Regulation "S"
July 1998                               262,142              1,048,568          Regulation "S
December 1998                            10,000                 40,000          Regulation "S
February 1999                           180,000                630,000          Regulation "S
March 1999                               25,000                 87,500          Regulation "S
March 1999                                1,140                  4,560          Regulation "S
November 1999                           114,500                 57,250          Regulation "S
November 1999                         2,014,198                805,679          Regulation "S
September 2000                       15,000,000                150,000          Regulation "S

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

In the opinion of management the financial statements for the period ending September 30, 2001 accurately reflect the operations of the Company and its subsidiaries. The Company has taken every reasonable step to ensure itself that its quarterly financial statements do not represent a distorted picture to anyone having a business reason to review such statements and who has also reviewed its previous audited annual financial statements for the year ended March 31, 2001.

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

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED SEPTEMBER 30, 01

================================================================================

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is not a party to any legal proceeding, nor is its property the subject of a pending legal proceeding for which the claims, exclusive of interest and costs, exceed 10% of the current assets of the Company on a consolidated basis.

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

In November 2000, in a special meeting of the shareholders' of the company it was resolved to execute a reverse split in the issued and outstanding common stock of the Company in the ratio of ten (10) to one (1). Consequently the number of issued and outstanding common stock of the Company reduced to 1,899,974 in the 3rd quarter of fiscal 2001.

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

                                         InterUnion Financial Corporation
                                        -----------------------------------
                                                   (Registrant)


Date November 1, 2001                     /s/ Georges Benarroch, Director
                                        -----------------------------------
                                                    (Signature)*

*      Print the name and title of each signing officer under his signature.

INTERUNION ASSET MANAGEMENT LIMITED
CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE 3 AND 6 MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000







                                                                        CONTENTS
                                                                        --------

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

Date:         October 22, 2001

     I, Russell Lindsay, of InterUnion Asset Management Limited (the "CORPORATION"), hereby certify for and on behalf of the Corporation, intending that the same may be relied upon by you without further enquiry, that since April 1, 2001:

         (a) the attached financial statements delivered pursuant to the Agreement have been prepared in accordance with generally accepted accounting principles in effect on the date of such financial statements and the information contained therein is true and correct in all material aspects, subject only to year-end audit adjustments, and presents fairly and consistently the results of operations and changes in the financial position of the Corporation as of and to September 30, 2001;

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

          Witness my hand and the corporate seal of the Corporation this 22nd day of October 2001.

                                        By: /s/  Russell Lindsay
                                            ___________________________________
                                            Name:   Russell Lindsay
                                            Title:  Senior Vice-President
                                                    & Chief Financial Officer

INTERUNION ASSET MANAGEMENT LIMITED
Consolidated Balance Sheets (unaudited)
(amounts expressed in Canadian dollars unless otherwise stated)
(as at September 30 and March 31)
--------------------------------------------------------------------------------


                                                         2001            2001
                                                    ------------    ------------
                                     Assets
Current:
  Cash                                              $    469,135    $    661,238
  Marketable securities, at market (note 4)            1,785,419       1,535,670
  Accounts receivable and accrued revenue                296,221         576,068
  Prepaid expenses                                        55,323          76,989
  Income taxes recoverable                                15,399            --
  Future income tax asset                                 25,773          26,108
                                                    ------------    ------------
                                                       2,647,270       2,876,073

Management contracts, net (note 5)                     1,476,191       1,619,048
Capital assets, net (note 6)                             306,008         338,945
Investments, at cost                                      13,914          13,915
Goodwill (note 7)                                      8,709,127       9,152,976
                                                    ------------    ------------
Total assets                                        $ 13,152,510    $ 14,000,957
                                                    ============    ============


                                  Liabilities
Current:
  Bank indebtedness                                 $       --      $     16,041
  Accounts payable and accrued liabilities
  (note 9)                                               370,195         644,082
  Current portion of long term debt                       18,000          18,000
  Income taxes payable                                      --            48,494
  Deferred revenue                                        91,485          83,942
                                                    ------------    ------------
                                                         479,680         810,559

Deferred inducements (note 8)                             86,061          44,514
Long term debt (note 10)                                  30,500          39,500
Other liabilities (note 9)                               175,000         131,250
Preference shares (note 11)                            3,500,000       3,500,000
                                                    ------------    ------------
                                                       4,271,241       4,525,823
                                                    ------------    ------------
Non-controlling interest                                 120,207         135,119
                                                    ------------    ------------

                              Shareholders' Equity

Shareholders' equity:
  Share capital (note 12)                             16,358,559      16,358,559
  Deficit                                             (7,597,497)     (7,018,544)
                                                    ------------    ------------
Total shareholders' equity                             8,761,062       9,340,015
                                                    ------------    ------------
Total liabilities and shareholders' equity          $ 13,152,510    $ 14,000,957
                                                    ============    ============


See accompanying notes to consolidated financial statements

INTERUNION ASSET MANAGEMENT LIMITED
Consolidated Statements of Operations and Deficit (unaudited)
(amounts expressed in Canadian dollars unless otherwise stated)
(for the periods ended September 30)
--------------------------------------------------------------------------------

                                                    3 months        3 months          6 months         6 months
                                                      ended           ended             ended            ended
                                                  September 30,   September 30,     September 30,    September 30,
                                                      2001            2000              2001             2000
                                                  -------------   -------------     -------------    -------------
Revenue:
  Management fees                                  $ 1,383,793      $ 1,500,779      $ 2,808,953      $ 3,044,979
  Other income (loss) (note 3 and 8)                    58,484          226,479           74,663          212,955
                                                   -----------      -----------      -----------      -----------
                                                     1,442,277        1,727,258        2,883,616        3,257,934
                                                   -----------      -----------      -----------      -----------
Operating expense
  Commission and incentives                            196,743          206,604          365,664          394,428
  Salaries and benefits                                861,409          826,477        1,844,691        1,720,112
  Marketing and advertising                             30,369           38,089           79,622           93,413
  Office and general                                   205,074          318,214          444,574          659,563
  Professional fees                                     32,783          153,120          107,420          261,933
  Amortization of management contracts                  71,428           96,428          142,857          192,857
  Amortization of capital assets                        27,990           31,787           54,283           68,282
                                                   -----------      -----------      -----------      -----------
                                                     1,425,796        1,670,719        3,039,111        3,390,588
                                                   -----------      -----------      -----------      -----------
  Operating income (loss) before undernoted             16,481           56,539         (155,495)        (132,654)
                                                   -----------      -----------      -----------      -----------
Interest expense
  Current                                                   --            1,920               --           30,223
  Long term                                             45,103           47,066           90,826           94,738
                                                   -----------      -----------      -----------      -----------
                                                        45,103           48,986           90,826          124,961
                                                   -----------      -----------      -----------      -----------
Income (loss) before amortization of goodwill,
non-controlling interest and income taxes              (28,622)           7,553         (246,321)        (257,615)
                                                   -----------      -----------      -----------      -----------
Income taxes (note 13)
  Current income taxes                                  54,594           91,659           11,391          209,911
  Future income taxes                                   17,709               --               --               --
                                                   -----------      -----------      -----------      -----------
                                                        72,303           91,659           11,391          209,911
                                                   -----------      -----------      -----------      -----------

Loss before amortization of goodwill
and non-controlling interest                          (100,925)         (84,106)        (257,712)        (467,526)

Amortization of goodwill                               154,586          198,970          311,152          397,940
                                                   -----------      -----------      -----------      -----------
Loss before non-controlling interest                  (255,511)        (283,076)        (568,864)        (865,466)

Non-controlling interest                                17,785             (944)          10,089           (4,744)
                                                   -----------      -----------      -----------      -----------

Net loss, for the period                              (273,296)        (282,132)        (578,953)        (860,722)

Deficit, beginning of period                        (7,324,201)      (3,237,357)      (7,018,544)      (2,658,767)
                                                   -----------      -----------      -----------      -----------

Deficit, end of period                             $(7,597,497)     $(3,519,489)     $(7,597,497)     $(3,519,489)
                                                   ===========      ===========      ===========      ===========

See accompanying notes to consolidated financial statements

INTERUNION ASSET MANAGEMENT LIMITED
Consolidated Statements of Cash Flows (unaudited)
(amounts expressed in Canadian dollars unless otherwise stated)
(for the periods ended September 30)
--------------------------------------------------------------------------------




                                                        3 months        3 months       6 months        6 months
                                                          ended           ended          ended           ended
                                                       September 30,   September 30,  September 30,  September 30,
                                                          2001              2000          2001           2000
                                                      -------------   -------------   -------------  -------------
Cash flows from operating activities
  Net loss                                              $(273,296)     $(282,132)     $(578,953)     $(860,722)

  Adjustments for:
    Amortization of goodwill                              154,586        198,970        311,152        397,940
    Amortization of management contracts                   71,428         96,428        142,857        192,857
    Amortization of capital assets                         27,990         31,787         54,283         68,282
    Deferred rent inducements                                 281           (790)         1,071         (1,580)
    Gain on termination of sublease                       (35,142)          --          (35,142)          --
    Unrealized loss on investment                            --            4,383           --            6,764
    Net loss (gain) on sale of
      capital assets & investments                          1,002       (248,027)         8,731       (248,027)
    Permanent writedown of capital assets                   6,549           --            6,549           --
    Provision for doubtful receivable                       2,000           --            7,250           --
    Future income taxes                                    18,044           --              335           --
    Non-controlling interest                               17,785           (944)        10,089         (4,744)
    Decrease in deferred inducements                         (527)          --             (527)          --
    Proceeds on termination of sub-lease                   76,145           --           76,145           --
  Changes in non-cash working capital
    Decrease in accounts receivable                        21,101         38,017        272,597         91,858
    Increase (decrease) in accounts payable               (20,533)       101,611       (273,887)        15,216
    Increase (decrease) in income taxes recoverable        29,865           --          (15,399)          --
    Increase (decrease) in income taxes payable              --           12,633        (48,494)       (66,434)
    Other items, net                                       94,819        (65,634)       138,475         (9,054)
                                                        ---------      ---------      ---------      ---------

                                                          192,097       (113,698)        77,132       (417,644)
                                                        ---------      ---------      ---------      ---------

Cash flows from investing activities
  Acquisition of capital assets, net of disposals          (1,968)        (9,666)       (36,673)       (13,831)
  Dispositions, net of cash disposed                       67,228        762,798         67,228        762,798
  Sale (purchase) of marketable securities               (135,148)      (108,868)      (249,749)       199,609
                                                        ---------      ---------      ---------      ---------

                                                          (69,888)       644,264       (219,194)       948,576
                                                        ---------      ---------      ---------      ---------

Cash flows from financing activities
  Increase (decrease) in bank indebtedness                     --         41,662        (16,041)         4,809
  Repayments of long term borrowings                       (4,500)      (132,379)        (9,000)      (154,063)
  Dividend paid to non-controlling interest                    --        (25,000)       (25,000)       (50,000)
                                                        ---------      ---------      ---------      ---------
                                                           (4,500)      (115,717)       (50,041)      (199,254)
                                                        ---------      ---------      ---------      ---------

Net increase (decrease) in cash                           117,709        414,849       (192,103)       331,678

Cash at beginning of period                               351,426        442,450        661,238        525,621
                                                        ---------      ---------      ---------      ---------

Cash at end of period                                   $ 469,135      $ 857,299      $ 469,135      $ 857,299
                                                        =========      =========      =========      =========

Supplemental Cash Flows Information
    Interest paid                                       $  22,785      $  33,756      $  47,083      $  65,981
    Income taxes paid                                      18,322         74,743         76,317        298,477
                                                        =========      =========      =========      =========


See accompanying notes to consolidated financial statements

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
September 30, 2001 and September 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   Principles of Consolidation

          These consolidated financial statements include the accounts of InterUnion Asset Management Limited and its subsidiaries. The principal operating subsidiaries are Guardian Timing Services Inc., Leon Frazer & Associates Inc. (formed on the merger of The Glen Ardith-Frazer Corporation and Leon Frazer & Associates Inc., on September 1, 2001), P.J. Doherty & Associates Co. Ltd., Black Investment Management Ltd. (see note 3), and A.I.L. Investment Services Inc. (see note 3). Unless the context implies otherwise, the term "Company" collectively refers to InterUnion Asset Management Limited and all of its subsidiaries.

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

     f)   Investments

          Investments are carried at the lower of cost and fair value.

     g)   Revenue Recognition

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

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
September 30, 2001 and September 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

     h)   Financial Instruments

          The Company's financial instruments consist of cash, bank indebtedness, marketable securities, accounts receivable, investments, accounts payable and accrued liabilities, long term debt, other liabilities and preference shares. It is management's opinion that the Company is not exposed to significant interest risks arising from these financial instruments. Unless otherwise noted, the fair value of these financial instruments approximates their carrying values.

          The Company is exposed to credit risk on the accounts receivable from its customers. Management has adopted credit policies in an effort to minimize those risks. The Company does not have a significant exposure to any individual customer or counter-party.

     i)   Income Taxes

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

     j)   Stock-Based Compensation Plan

          The Company's stock-based compensation arrangements are described in
          Note 12. No compensation expense is recognized for these arrangements when stock options are issued to employees. Any consideration paid by employees on exercise of stock options is credited to share capital. If stock options are repurchased from employees, the excess of the consideration paid over the carrying amount of the stock option cancelled is charged to retained earnings.

     k)   Use of Estimates

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

--------------------------------------------------------------------------------

3.   ACQUISITIONS AND DISPOSITIONS

     The following are acquisitions made during the periods. These acquisitions were accounted for by the purchase method and consolidated from the respective effective date of acquisition.

     Fiscal 2001 Acquisitions:

     o On March 31, 2001 the Company purchased an additional 3,201 shares in Leon Frazer & Associates Inc. from Black Investment Management Limited, thereby increasing the Company's direct ownership in Leon Frazer & Associates Inc. to 76.5%.

     The following are dispositions made during the periods.

     Fiscal 2002 Dispositions:

     o On July 20, 2001, the Company sold all of its 53.2% share ownership in Black Investment Management Limited for cash proceeds of $146,250 and a consolidated gain of $47. Subject to the achievement of certain threshold levels of revenues of Black Investment Management Limited over the next three years, the Company may receive additional proceeds. As these proceeds are contingent upon future events, no amount is recorded in the current period financial statements.

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
September 30, 2001 and September 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------


     Fiscal 2001 Dispositions:

     o On September 29, 2000, the Company sold its share ownership in A.I.L. Investment Services Inc. (AILISI), a wholly owned subsidiary, for net cash proceeds of $611,000. AILISI provided all management and administrative services for one mutual fund corporation. The primary asset of AILISI was a management contract with a net book value of $350,000 on the date of sale. Included in `Other income' at September 30, 2000 is a net gain of $218,000 resulting from this transaction.

--------------------------------------------------------------------------------

4.   MARKETABLE SECURITIES

     Marketable securities are recorded at market values and comprise the following:

                                                    September 30,     March 31,
                                                        2001           2001
                                                   --------------  -------------

     Bankers Acceptance                              $1,396,348     $1,094,850
     Money Market Mutual Funds                          389,071        409,047
     Other Mutual Funds                                    --           31,773
                                                     ----------     ----------
                                                     $1,785,419     $1,535,670
                                                     ==========     ==========

     The Bankers Acceptance outstanding at September 30, 2001 matures on October 23, 2001. The annualized yield on this security is 4.2%.

--------------------------------------------------------------------------------

5.   MANAGEMENT CONTRACTS

     Management contracts comprise the following:

                                                         September 30, 2001                          March 31, 2001
                                      ---------------------------------------------------------    -----------------
                                                              Accumulated         Net Book             Net Book
                                             Cost            Amortization           Value               Value
                                      -----------------    ----------------    ----------------    -----------------
     Non-competition agreement            $2,000,000           $523,809          $1,476,191          $1,619,048
                                          ==========           ========          ==========          ==========

--------------------------------------------------------------------------------

6.   CAPITAL ASSETS

     Capital assets comprise the following:

                                                         September 30, 2001                          March 31, 2001
                                      ---------------------------------------------------------    -----------------
                                                              Accumulated         Net Book             Net Book
                                             Cost            Amortization           Value               Value
                                      -----------------    ----------------    ----------------    -----------------
     Computer equipment                   $  617,921           $487,157            $130,764            $131,090
     Furniture and fixtures                  354,350            259,773              94,577             113,435
     Leasehold improvements                  162,410             81,743              80,667              94,420
                                         -----------         ----------           ---------           ----------
                                          $1,134,681           $828,673            $306,008            $338,945
                                         ===========         ==========           =========           ==========

--------------------------------------------------------------------------------

7.   GOODWILL

                                                  September 30,        March 31,
                                                      2001               2001
                                                ----------------    -------------
     Cost                                           $13,610,691      $13,610,691
     Impairment of goodwill                           2,565,000        2,565,000
     Accumulated amortization                         2,203,867        1,892,715
     Sale of investment in subsidiary (note 3)          132,697               --
                                                    -----------      -----------
                                                    $ 8,709,127      $ 9,152,976
                                                    ===========      ===========

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
September 30, 2001 and September 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

8.   DEFERRED INDUCEMENTS

     Deferred inducements comprise a controlled company's lease at its Toronto premises which provides for rent-free periods and periods of reduced rent. In order to properly reflect these rental inducements over the term of the lease, the total lease payments have been aggregated and allocated over the term of the lease on a straight-line basis. This treatment of rental inducements has given rise to deferred lease inducements which will be applied to income over the term of the lease.

     The controlled company has sub-let certain of its leased premises for the term of the lease. Included in deferred inducements are expenses associated with the sub-let arrangement which have been deferred and will be amortized over the remaining life of the sub-lease. Effective September 1, 2001 the sub-let arrangement was terminated and a new sub-let arrangement was entered into with a related party. Termination of the sub-let arrangement resulted in a net gain of $35,142 in the current period. The related party sub-let arrangement will have no impact on the consolidated results.

--------------------------------------------------------------------------------

9.   RELATED PARTY TRANSACTIONS

     Transactions with shareholders, officers and directors of the Company influenced by the aforementioned parties are considered related party transactions.

     Summary of the related party transactions affecting the accounts are as follows:

                                           6 months ended      6 months ended
                                            September 30,       September 30,
                                                2001                2000
                                           ---------------     ---------------
     Expenses
          Commissions and incentives          $56,000             $46,800
          Interest expense                     87,500              87,500
          Professional fees                     2,400              60,000

          These transactions are in the normal course of operations and are measured at the exchange values (the amount of consideration established and agreed to by the related parties), which approximate the arm's length equivalent values.

     Related party balances in the accounts are as follows:

                                                  September 30,      March 31,
                                                       2001            2001
                                                  -------------      --------
          Accounts payable                           $33,800         $ 21,875
          Other liabilities                          175,000          131,250

          These balances are interest-free, unsecured, payable on demand and have arisen from the transactions referred to above (except for Other liabilities which is due on November 19, 2002 and has arisen on issuance of preference shares).

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
September 30, 2001 and September 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------



10.  LONG-TERM DEBT


                                                 September 30,       March 31,
                                                     2001              2001
                                                --------------    --------------

     Demand bank loan, interest at
     prime +1/2%, monthly principal
     payments of $1,500                              $48,500         $57,500

     Less:  current portion                           18,000          18,000
                                                    --------        --------
                                                     $30,500         $39,500
                                                    --------        --------

     The demand bank loan is guaranteed by two of a subsidiary company's shareholders.

--------------------------------------------------------------------------------

11.  PREFERENCE SHARES

     3,500 Cumulative Redeemable Convertible Class A Preference Shares (with a value equal to $1,000 per share) were issued on November 19, 1999 as consideration for the acquisition of P.J. Doherty & Associates Co. Ltd. These Class A Preference Shares are redeemable at the option of either the holders (commencing November 19, 2002, subject to certain provisions for early redemption arising from non-payment of dividends and an Initial Public Offering of the Common Shares of the Company prior to November 19,
     2002) or the Company (commencing November 19, 2001) at $1,000 per share. In the instance that the Class A Preference Shares are redeemed by the Company, the holders are entitled to a cash premium of 2.5% per annum, calculated from the original issue date together with all dividends accruing thereon whether or not declared. At any time after issuance, each Class A Preference Share is convertible to 80.61 Common Shares (see note
     12) at a conversion price of $12.7538 per Common Share (subject to certain provisions with respect to the issuance of additional Common Shares). Holders of these Class A Preference Shares are entitled to quarterly cumulative cash dividends of: i.) 2.50% per annum until the third anniversary of the original issue date; and ii.) 5.00% per annum, thereafter. Holders of these Class A Preference Shares are also entitled to an additional dividend of 2.50% per annum accruing until and payable on the earlier of: i.) the third anniversary of the original issue date; ii.) the date on which Common Shares are delivered to the holder pursuant to a conversion of Class A Preference Shares; and iii.) the redemption of such Class A Preference Shares. As these Class A Preference Shares are redeemable at the option of the holders, the value of these shares have been classified as long-term debt on the balance sheet. These Class A Preference Shares are collateralized by a pledge by the Company of 4,000,000 common shares in the capital of P.J. Doherty & Associates Co. Ltd. valued at $4,000,000.

--------------------------------------------------------------------------------

12.  SHARE CAPITAL

     The authorized share capital of the Company consists of an unlimited number of Common Shares and an unlimited number of Class A and Class B Preference Shares, issuable in series (note 12).

     Details of issued share capital are as follows:

                                                             Common
                                                 -------------------------------
                                                    Shares             Amount
                                                  ----------        -----------
     March 31, 2000                                1,568,161        $16,358,558

          Issued on conversion of warrants            44,000                  1
                                                  ----------        -----------
     March 31, 2001 and September 30, 2001         1,612,161        $16,358,559
                                                  ==========       ============

     During a prior fiscal period, the Board of Directors of the Company approved the granting of options to employees to purchase up to 136,300 common shares of the Company which may be granted from time to time. Various vesting requirements are associated with each employee grant.

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
September 30, 2001 and September 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

      As a result of the issuance of common shares relating to the warrant referred to above, in the prior fiscal year additional stock options were issued and the preferred share conversion ratio was adjusted to maintain the proportionate holdings of the option holders and preferred shareholders as required under the terms of the financial instruments. In the current fiscal year, it was subsequently determined that the aforementioned adjustment should not have encompassed any adjustments to issued stock options. As such, the comparative figures for stock options have been restated to reflect a correction in the stock options reported as issued in the prior fiscal year.

      Vested Options

                                                                          Number of Options
      ------------------------------------------       -------------------------------------------------------
      Fiscal year    Vested expiry      Exercise        Outstanding,        Issued/            Outstanding,
        granted          date            price         March 31, 2001       Vested          September 30, 2001
      -----------   ---------------    ---------       --------------      --------         ------------------
      1999           Jan 21, 2009        $16.13           36,300                --                36,300
      1999           Jan 21, 2009        $0.001           22,000                --                22,000
      2000           May 10, 2009        $13.00           20,167             5,500                25,667

      Unvested Options

                                                                          Number of Options
      ------------------------------------------       -------------------------------------------------------
      Fiscal year    Vested expiry      Exercise        Outstanding,                           Outstanding,
        granted          date            price         March 31, 2001       Vested          September 30, 2001
      -----------   ---------------    ---------       --------------      --------         ------------------
      2000           May 10, 2009        $13.00           12,833             5,500                7,333

     Unvested options vest evenly over a three-year term.

--------------------------------------------------------------------------------

13.  INCOME TAXES

     The Company's effective income tax rate used in determining the provision for income taxes is as follows:

                                                       6 months ended    6 months ended
                                                        September 30,     September 30,
                                                            2001              2000
                                                       --------------    --------------
     Combined statutory tax rate (recovery)               (42.1)%            (44.6)%

     Deduct:
       Non-deductible expenses                             20.8               12.4
       Temporary differences                               20.0                9.8
       Unrecognized losses carried forward                  7.2              148.8
       Non-taxable gains                                     --              (43.5)
       Other, net                                          (1.3)              (1.4)
                                                           ----              -----
       Effective income tax rate                            4.6%              81.5%
                                                           ====              =====

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
September 30, 2001 and September 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

      As at September 30, 2001, the consolidated group had approximately $1,726,000 of non-capital losses (March 31, 2001 - $2,079,000) and
      $3,052,000 (March 31, 2001 - $391,000) of capital losses which may be carried forward and utilized to reduce future years' taxable income and capital gains, respectively. These figures reflect the reduction at September 30, 2001 of $292,000 in non-capital losses arising from the sale of Black Investment Management Ltd. and the reduction at March 31, 2001 of $507,000 in non-capital losses arising from the sale of A.I.L. Investment Services Inc. Capital losses can be carried forward indefinitely. The right to claim the non-capital losses expires as follows:

                  Expiry
                  ------
                  2005                $ 18,000
                  2006                 220,000
                  2007                 630,000
                  2008                 832,000
                  2009                  26,000

      During the period, the Company's future income tax asset increased by $420,000 and totaled $1,602,000 (March 31, 2001 - $1,182,000) after applying the statutory tax rate to the temporary differences and non-capital and capital losses described above.

      Subsequently, the net change to the valuation allowance during the period, and the total valuation allowance as at September 30, 2001 provided by the Company, increased by $420,000 and totaled $1,576,000 (March 31, 2001 - $1,156,000) to reduce the future income tax asset, reflecting the uncertainty of full realization of the future income tax asset.

--------------------------------------------------------------------------------

14.   LOSS PER SHARE

      Basic loss per share has been calculated on a weighted average basis of common shares outstanding during the period.

                                         6 months ended        6 months ended
                                       September 30, 2001    September 30, 2000
                                       -------------------   ------------------
     Weighted average common shares
     - basic calculation                    1,612,161            1,612,161



     The calculations of fully diluted earnings per share is based upon the common shares outstanding during the period as above and not adjusted by the unexercised convertible Class A Preference shares and vested options in computing diluted loss per share because their effects were antidilutive.

                                         6 months ended        6 months ended
                                       September 30, 2001    September 30, 2000
                                       -------------------   ------------------
     Basic loss per share                   $(0.36)               $(0.54)

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

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
September 30, 2001 and September 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

15.  COMMITMENTS

     The Company has basic lease payments exclusive of operating costs for the premises and office equipment for the next five years and thereafter as follows:

                              12 months ended
                               September 30
                              ---------------
                     2002         $199,000
                     2003          192,000
                     2004          110,000
                     2005           62,000
                     2006           63,000
               Thereafter           74,000

     The Company has employment contracts and obligations with five of its employees at the following annual base salaries amount:

                              12 months ended
                                September 30
                              ---------------
                     2002         $819,000
                     2003          515,000
                     2004          490,000
                     2005           82,000

--------------------------------------------------------------------------------

16. RECONCILIATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). Material differences at September 30 between Canadian GAAP and accounting principles generally accepted in the United States ("U.S. GAAP") are described below:

     a)  Statements of Operations:

         The application of U.S. GAAP would have the following effect on net loss for the quarter and loss per common share as reported:

                                                       6 months ended       6 months ended
                                                        September 30,        September 30,
                                                            2001                 2000
                                                       ---------------     ----------------
         Net loss for the period, Canadian GAAP           $(589,378)          $(860,722)
         Stock based compensation (i)                            --             (34,470)
                                                          ---------           ---------
         Net loss for the period, U.S. GAAP               $(589,378)          $(895,192)
                                                          =========           =========
         Loss per common share under U.S. GAAP            $   (0.36)          $   (0.56)


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

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
September 30, 2001 and September 30, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

              Under APB 25 the intrinsic-value of vested options would have been $0 (2000 - $0). The intrinsic-value of unvested options is estimated to be $0 (2000 - $177,000 with a vesting period of two years). Therefore, total compensation cost for the period under APB 25 would have been $0 (2000 - $34,470). Had the Company booked compensation expense in accordance with APB 25, basic loss per share would have been increased by $0.00 (2000 - $0.02).

     b)  Other Disclosures:

         i)   Stock-Based Compensation Expense

              For unvested options granted in fiscal year 2000, the estimated fair value of the underlying equity at date of grant was $13.00. As such, compensation costs under SFAS 123 would have totaled $227,700 over a vesting period of three years.

              The fair value estimates were determined using the Black-Scholes option-pricing model. Valuation was based on a risk-free interest rate of 5.46%, an expected term of 10 years, an expected volatility of 30% and no expected dividends. Had the Company booked compensation expense, loss per common share would have been increased by $0.02 (2000 - $0.02).

         ii)  Comprehensive Income

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

17.  COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS

     Certain comparative figures have been restated to conform with the current period's presentation.