Form 10QSB
period 2001-12-31
INTERUNION FINANCIAL CORP
filed 2002-02-15
CIK 924805

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X[ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                     For the transition period from _____________ to ___________ Commission file number _______________________________


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares - 1,899,974 as of December 31, 2001.

Transitional Small Business Disclosure Format (Check One)  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        INTERUNION FINANCIAL CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE PERIOD ENDED DECEMBER 31, 01

                                                                             Three Months Ended               Nine Months Ended
                                                                         --------------------------      --------------------------
                                                                          31-Dec-01      31-Dec-00        31-Dec-01       31-Dec-00
                                                                         ----------      ----------      ----------      ----------
REVENUES

           Investment banking                                                     0           3,749               0         272,948
           Interest income                                                    6,586               1          20,208          46,899
                                                                         ----------      ----------      ----------      ----------
                                                                              6,586           3,750          20,208         319,847
                                                                         ----------      ----------      ----------      ----------
EXPENSES

           Selling, general and administration                               95,854          41,657         119,424         319,944
           Amortization and depreciation                                          0             354               0             861
           Foreign exchange loss (gain)                                           0          (3,805)              0          41,737
           Writedown in investment                                                0             (90)              0          30,002
           Interest                                                           1,941          20,192           3,970          20,192
                                                                         ----------      ----------      ----------      ----------
                                                                             97,795          58,308         123,394         412,736
                                                                         ----------      ----------      ----------      ----------

LOSS FROM CONTINUING OPERATIONS                                             (91,209)        (54,558)       (103,186)        (92,889)
                                                                         ----------      ----------      ----------      ----------

DISCONTINUED OPERATIONS
Income (loss) from operations of discontinued subsidiary, net of tax              0               0               0         358,169
Equity in net losses of unconsolidated affiliate, discontinued              (78,438)       (150,064)       (238,342)       (415,807)
Gain (loss) on disposal of affiliate / subsidiary                           756,669               0         756,669      (1,413,686)
                                                                         ----------      ----------      ----------      ----------
GAIN (LOSS) FROM DISCONTINUED OPERATIONS                                    678,231        (150,064)        518,327      (1,471,324)
                                                                         ----------      ----------      ----------      ----------

NET PROFIT (LOSS) FOR THE PERIOD                                            587,022        (204,622)        415,141      (1,564,213)
                                                                         ==========      ==========      ==========      ==========



EARNINGS (LOSS) PER COMMON SHARE
           Common shares outstanding                                      1,899,974       1,899,937       1,899,974       1,899,937
           Weighted average common shares outstanding                     1,899,974         909,555       1,899,974         909,555
           EPS - From Continuing Operations (Basic)                          (0.048)         (0.060)         (0.054)         (0.102)
           EPS - From Discontinuation                                         0.357          (0.165)          0.273          (1.618)
           EPS - Net Profit (Loss)                                            0.309          (0.225)          0.218          (1.720)



      See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                             AS AT DECEMBER 31, 2001

                                                          As at December 31                 As at March 31
                                                   ----------------------------      ----------------------------
                                                       2001             2000            2001              2000
                                                   -----------      -----------      -----------      -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                          2,042,945           33,079            7,356           71,627
  Receivables                                          679,012            7,886                0           68,239
  Receivable from affiliates                            74,513                0           54,792           27,555
  Refundable income taxes                                  835            7,502            7,502            6,709
  Prepaid expenses and other current assets              5,400            6,082            5,400            7,434
  Notes receivable                                           0                0                0        1,001,414
  Assets of discontinued operations                          0                0                0        3,996,413
                                                   -----------      -----------      -----------      -----------
  Total Current Assets                               2,802,705           54,549           75,050        5,179,391
                                                   -----------      -----------      -----------      -----------

NON-CURRENT ASSETS:
  Property and equipment, net                                0            4,727                0            3,518
  Notes receivable, non-current portion                878,150        1,483,607          878,150          633,286
  Investment in unconsolidated affiliates                    0        2,938,783        2,191,135        3,639,680
  Other long term assets                                                 62,574
  Assets of discontinued operations                          0                0                0          266,654
                                                   -----------      -----------      -----------      -----------
  Total Non-Current Assets                             878,150        4,489,691        3,069,285        4,543,138
                                                   -----------      -----------      -----------      -----------
       TOTAL ASSETS                                  3,680,855        4,544,240        3,144,335        9,722,529
                                                   ===========      ===========      ===========      ===========

  LIABILITIES
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities             156,610           79,115           89,130          370,980
  Due to affiliates                                      3,399           78,320            3,399                0
  Note Payable, current portion                        113,899                0           60,000                0
  Liabilities of discontinued operations                     0                0                0        3,477,724
                                                   -----------      -----------      -----------      -----------
       Total Current  liabilities                      273,908          157,435          152,529        3,848,704

NON-CURRENT LIABILITIES:
NOTES PAYABLE, longterm portion                        227,193          860,479          227,193          633,287
                                                   -----------      -----------      -----------      -----------
       Total Liabilities                               501,101        1,017,914          379,722        4,481,991
                                                   -----------      -----------      -----------      -----------

SHAREHOLDERS' EQUITY:
  Capital stock and additional paid-in capital      10,616,293       10,616,293       10,616,293       10,766,293
  Cumulative translation adjustment                          0                0                0           37,439
  Accumulated deficit                               (7,436,539)      (7,089,967)      (7,851,680)      (5,563,194)
                                                   -----------      -----------      -----------      -----------
  Total shareholders' equity                         3,179,754        3,526,326        2,764,613        5,240,538
                                                   -----------      -----------      -----------      -----------
  Total Liabilities and Shareholder's Equity         3,680,855        4,544,240        3,144,335        9,722,529
                                                   ===========      ===========      ===========      ===========

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
            UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             AS AT DECEMBER 31, 2001

                                                                          As at December 31                   As at March 31
                                                                    ----------------------------      ----------------------------
                                                                        2001              2000            2001            2000
                                                                    -----------      -----------      -----------      -----------
CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL

 Class A Preferred Stock, $0.10 par value Authorized - None
  in 2001, 1,500,000 shares in 2000
  Issued and outstanding - 1,500,000 shares in 2000                           0                0                0          150,000

 Class B Preferred Stock, $0.10 par value
  Authorized - 1,000 shares
  Issued and outstanding - None                                               0                0                0                0

 Class C Preferred Stock, $0.10 par value
  Authorized - 1,000 shares
  Issued and outstanding - None                                               0                0                0                0

 Common Stock, $0.001 par value
  Authorized - 5,000,000 in 2001 and 2000
  Issued and outstanding - 1,899,974 in 2001; 4,243,123 in 2000          18,999           18,999           18,999            4,243

 Additional Paid-in Capital                                          10,597,294       10,597,294       10,597,294       10,612,050

 CUMULATIVE TRANSLATION ADJUSTMENT                                            0                0                0           37,439

 ACCUMULATED DEFICIT                                                 (7,436,539)      (7,089,967)      (7,851,680)      (5,563,194)
                                                                    -----------      -----------      -----------      -----------
  Total Shareholders' Equity                                          3,179,754        3,526,326        2,764,613        5,240,538
                                                                    -----------      -----------      -----------      -----------
  TOTAL LIABILITIES & SHAREHOLDERS'S EQUITY                           3,680,855        4,544,240        3,144,335        9,722,529
                                                                    ===========      ===========      ===========      ===========



      See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE PERIOD ENDED DECEMBER 31, 2001

                                                                           Nine Months Ended               Twelve Months Ended
                                                                     ----------------------------      ----------------------------
                                                                      31-Dec-01        31-Dec-00        31-Mar-01        31-Mar-00
                                                                     -----------      -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations                                     (103,186)         (92,889)      (1,903,693)      (3,466,622)
Net gain (loss) from discontinued operations                             518,327       (1,471,324)        (422,232)        (132,822)
                                                                     -----------      -----------      -----------      -----------
Total:                                                                   415,141       (1,564,213)      (2,325,925)      (3,599,444)
 Adjustment to reconcile net profit (loss) to net
 cash provided by (used in) operating activities
 Depreciation and amortization                                                 0              861            5,588        1,165,392
 Equity in net losses of unconsolidated affiliate                        238,342          415,807        1,163,455        1,021,500
 Non cash expenses                                                             0          132,998          212,510          387,633
 Net (income) loss from discontinued operations                                0         (358,169)         422,232                0
 Writedown of notes receivable                                                 0                0          633,286                0
 (Gain) loss on disposal of affiliate / subsidiary                      (756,669)       1,413,686
 Loss in marketable securities                                                 0                0           27,379        1,255,987
                                                                     -----------      -----------      -----------      -----------
                                                                        (103,186)          40,970          138,525          231,068
Changes in operating assets and liabilities:
 Increase (decrease) in due to/from brokers and dealers, net                   0        3,237,515                0      (22,136,587)
 Decrease (increase) in due to/from client, net                                0       (3,066,311)               0        2,179,710
 Decrease in marketable securities                                             0           32,520                0       19,852,782
 (Increase) decrease in accounts receivable and other assets             (13,054)         263,733           69,054          463,545
 Increase (decrease) in accounts payable and accrued liabilities          67,480         (444,104)        (331,850)        (428,150)

                                                                     -----------      -----------      -----------      -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     (48,760)          64,323         (124,271)         162,368
                                                                     -----------      -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds of notes payable                                                53,899                0           60,000                0
                                                                     -----------      -----------      -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 53,899                0           60,000                0
                                                                     -----------      -----------      -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES
 Net proceeds received on disposal of affiliate                        2,030,450
 Purchase of property and equipment, net                                       0                0                0           (6,190)
 Investment in notes receivable                                                0         (473,128)               0                0
                                                                     -----------      -----------      -----------      -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    2,030,450         (473,128)               0           (6,190)
                                                                     -----------      -----------      -----------      -----------
NET INCREASE (DECREASE) IN CASH                                        2,035,589         (408,805)         (64,271)         156,178
CASH AND CASH EQUIVALENTS - Beginning of Year                              7,356          441,884           71,627          285,706
                                                                     -----------      -----------      -----------      -----------
CASH AND CASH EQUIVALENTS - End of Year                                2,042,945           33,079            7,356          441,884
                                                                     ===========      ===========      ===========      ===========



      See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2001

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

SALE OF ASSETS AND  DISCONTINUATION OF OPERATIONS

During the second quarter of fiscal 2001 ending September 30, 2000, the Company sold its investment banking subsidiary, Credifinance Capital Corp. (CFCC). Effective September 30, 2000, Credifinance Capital Corp. is no longer part of the Company. As a result of the disposal of the operations of Credifinance Capital Corp. as of September 30, 2000, the Company reported a profit of $358,169 from the discontinued operations.

However, as a result of disposal of the discontinued assets of Credifinance Capital Corp., the Company incurred a loss of $1,413,686.

From September 30, 2000 to December 20, 2001, the only investment asset on which InterUnion was reporting is its minority interest in InterUnion Asset Management Limited (IUAM). The unaudited financial statements of IUAM for the 3rd quarter of fiscal 2002 ending December 31, 2001, are attached in their entirety as an attachment. IUFC owned 42.8% of IUAM until December 20, 2001.

During the third quarter of fiscal 2002 ending December 31, 2001, the Company sold its 42.8% owned subsidiary and remaining operating asset, InterUnion Asset Management Limited (IUAM). Effective December 20, 2001, the Company has no interest in IUAM. As a result of the disposal of IUAM as of December 20, 2001, the Company reported a gain on disposal of $756,669.

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2001

================================================================================

The pro-forma consolidated results of operation for the current interim period and the corresponding interim period of the preceding fiscal year had the transaction occurred at the beginning of these periods are as follows:

                        INTERUNION FINANCIAL CORPORATION
                 CONSOLIDATED PRO-FORMA STATEMENT OF OPERATIONS
                     FOR THE PERIODS ENDED DECEMBER 31, 2001

                                                    Three Months Ended              Nine Months Ended
                                                --------------------------      --------------------------
                                                 31-Dec-01      31-Dec-00       31-Dec-01       31-Dec-00
                                                ----------      ----------      ----------      ----------
REVENUE
 Investment banking                                      0           3,749               0         272,948
 Interest income                                     6,586               1          20,208          46,899
                                                ----------      ----------      ----------      ----------
                                                     6,586           3,750          20,208         319,847
                                                ----------      ----------      ----------      ----------
EXPENSES
 Selling, general and administration                95,854          41,657         119,424         319,944
 Amortization and depreciation                           0             354               0             861
 Foreign exchange loss (gain)                            0          (3,805)              0          41,737
 Writedown in investment                                 0             (90)              0          30,002
 Interest                                            1,941          20,192           3,970          20,192
                                                ----------      ----------      ----------      ----------
                                                    97,795          58,308         123,394         412,736
                                                ----------      ----------      ----------      ----------

NET LOSS                                           (91,209)        (54,558)       (103,186)        (92,889)
                                                ==========      ==========      ==========      ==========

LOSS PER COMMON SHARE
 Common shares outstanding                       1,899,974       1,899,937       1,899,974       1,899,937
 Weighted average common shares outstanding      1,899,974         909,555       1,899,974         909,555
 Pro forma earnings per share                       (0.048)         (0.060)         (0.054)         (0.102)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

(1)  OVERVIEW

During the 3rd quarter of fiscal 2002 ending December 31, 2001, InterUnion had nil revenue from investment banking as a result of sale of its CFCC operations as of September 30, 2000. The Company's net loss for the quarter ending December 31, 01 from continuing operations, was $91,209 ($0.048 per share); and the net loss for 9 months of fiscal 2002 ending December 31, 01 from continuing operations, was $103,186 or $0.054 per share. The Company also reported a gain of $678,231 from discontinued operations for the quarter ending December 31, 01.

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2001

================================================================================

Selected financial data from InterUnion's financial statements is (figures in 000's except per share data):

                             9 mos. ended   9 mos. Ended   9 mos. ended
                              Dec 31- 01     Dec 31- 00      Dec 31- 99
                             ------------   ------------   ------------
     Working Capital               2,529           -103            793
     Cash Flow                     2,036            409             70
     Total Assets                  3,680          4,544         11,995
     Shareholders' Equity          3,180          3,526          9,369
     Common Share, #           1,899,974      1,899,937      4,243,123
     Book Value Per Share           1.67           1.86           2.21


(2)  NET REVENUES

For the first 9 months of fiscal 2002, InterUnion reported consolidated revenues of $20,208 versus $319,847 a year earlier, a decrease of $299,639 resulting mainly from the sale of its CFCC operations as of September 30, 2000.

(3)  EXPENSES

Selling, general and administration expenses for 9 months of fiscal 2002 until December 31, 2001, amounted to $123,394 as compared to $412,736 a year earlier, a decrease of $289,342 resulting mainly from the sale of its CFCC operations as of September 30, 2000.

(4)  NET INCOME FOR 9 MONTHS UNTIL DECEMBER 31, 2001

Net profit for the 9 months ending December 31, 2001 was $415,141 (including a gain from discontinued operations of $518,327) or $0.218 per share based on a weighted average number of shares of 1,899,974 versus a loss of $1,564,213 (including a loss from discontinued operations of $1,471,324) or $1.72 per share based on a weighted average number of shares of 909,555 a year earlier.

The weighted average number of common shares outstanding for the nine months ending December 31, 2001, is 1,899,974 versus 909,555 a year earlier.

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

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2001

================================================================================

(6)  CONCLUDING REMARKS

While waiting for the Company to receive the balance of the proceeds from the sale of its interest in IUAM, held in escrow pending clearance from Canada Customs and Revenue Agency, management is reviewing a number of options to maximize the use of the Company's cash.

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

(7)  CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATIONS

The Company and its subsidiary operate in a rapidly changing environment that involves a number of factors, some of which are beyond management's control, such as financial market trends and investors' appetite for new financings. It should also be emphasized that, should the Company not be successful in completing its own financing (either by debt or by the issuance of securities from treasury), its strategy to grow by acquisition will be affected.

In the opinion of management the financial statements for the period ending December 31, 2001 accurately reflect the operations of the Company and its subsidiaries. The Company has taken every reasonable step to ensure itself that its quarterly financial statements do not represent a distorted picture to anyone having a business reason to review such statements and who has also reviewed its previous audited annual financial statements for the year ended March 31, 2001.

Forward-looking information included in Management's Analysis and Discussion reflects management's best judgment based on known factors, and involves risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking information. Forward-looking information is provided by InterUnion pursuant to the safe harbor established by recent securities legislation and should be evaluated in the context of these factors.

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2001

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

ITEM 2 - CHANGES IN SECURITIES

In the 1st quarter ending June 30, 2000 the Company acquired its 243,750 Common Shares at the rate of $0.6153 per share for $150,000 in settlement of the note receivable of $150,000 from an unrelated party. The above shares are held in treasury. Consequently, the number of outstanding Common Shares declined to 3,999,373 from 4,243,123 as of March 31, 2000.

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

                                           InterUnion Financial Corporation
                                           --------------------------------
                                                        (Registrant)


Date   February 15, 2002                   /s/  Georges Benarroch, Director
       -----------------                   ----------------------------------
                                                         (Signature)

INTERUNION ASSET MANAGEMENT LIMITED
CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE 3 AND 9 MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000







                                                                        CONTENTS
                                                                        --------
QUARTERLY COMPLIANCE CERTIFICATE                                              2

CONSOLIDATED FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEETS                                               3

    CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT                         4

    CONSOLIDATED STATEMENTS OF CASH FLOWS                                     5

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             6-14

                                                QUARTERLY COMPLIANCE CERTIFICATE
--------------------------------------------------------------------------------


To:      InterUnion Financial Corporation ("IUFC")

Date:    February 1, 2002

     I, Russell Lindsay, of InterUnion Asset Management Limited (the "CORPORATION"), hereby certify for and on behalf of the Corporation, intending that the same may be relied upon by you without further enquiry, that since April 1, 2001:

     (a) the attached financial statements delivered pursuant to the Agreement have been prepared in accordance with generally accepted accounting principles in effect on the date of such financial statements and the information contained therein is true and correct in all material aspects, subject only to year-end audit adjustments, and presents fairly and consistently the results of operations and changes in the financial position of the Corporation as of and to December 31, 2001;

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

     Witness my hand and the corporate seal of the Corporation this 1st day of February 2002.

                                              By: /s/ Russell Lindsay
                                                  ------------------------------
                                              Name:   Russell Lindsay
                                              Title:  Senior Vice-President
                                                      & Chief Financial Officer

INTERUNION ASSET MANAGEMENT LIMITED
Consolidated Balance Sheets (unaudited)
(amounts expressed in Canadian dollars unless otherwise stated)
(as at December 31 and March 31)
--------------------------------------------------------------------------------

                                                         December 31,           March 31,
                                                            2001                  2001
                                                         ------------         ------------
                        Assets

Current:
  Cash                                                  $    495,787         $    661,238
  Marketable securities, at market (note 4)                1,631,126            1,535,670
  Accounts receivable and accrued revenue                    371,419              576,068
  Prepaid expenses                                            97,820               76,989
  Income taxes recoverable                                    15,464                    -
  Future income tax asset                                          -               26,108
                                                        ------------         ------------
                                                           2,611,616            2,876,073

Management contracts, net (note 5)                         1,404,762            1,619,048
Capital assets, net (note 6)                                 309,262              338,945
Investments, at cost                                          13,914               13,915
Goodwill (note 7)                                          8,554,541            9,152,976
                                                        ------------         ------------
Total assets                                            $ 12,894,095         $ 14,000,957
                                                        ============         ============

                        Liabilities
Current:
  Bank indebtedness                                     $          -         $     16,041
  Accounts payable and accrued liabilities (note 9)          403,844              644,082
  Current portion of long term debt                           18,000               18,000
  Income taxes payable                                             -               48,494
  Deferred revenue                                           101,892               83,942
  Other liabilities (note 9)                                 197,055                    -
  Preference shares (note 11)                              3,500,000                    -
                                                        ------------         ------------
                                                           4,220,791              810,559

Deferred inducements (note 8)                                 85,322               44,514
Long term debt (note 10)                                      26,000               39,500
Other liabilities (note 9)                                         -              131,250
Preference shares (note 11)                                        -            3,500,000
                                                        ------------         ------------
                                                           4,332,113            4,525,823
                                                        ============         ============

Non-controlling interest                                     129,781              135,119

                        Shareholder's Equity

Shareholder's equity:
  Share capital (note 12)                                 16,358,581           16,358,559
  Deficit                                                 (7,926,380)          (7,018,544)

Total shareholder's equity                                 8,432,201            9,340,015
                                                        ------------         ------------
Total liabilities and shareholder's equity              $ 12,894,095         $ 14,000,957
                                                        ============         ============

See accompanying notes to consolidated financial statements

INTERUNION ASSET MANAGEMENT LIMITED
Consolidated Statements of Operations and Deficit (unaudited)
(amounts expressed in Canadian dollars unless otherwise stated)
(for the periods ended December 31)
--------------------------------------------------------------------------------

                                                  3 months ended  3 months ended   9 months ended    9 months ended
                                                   December 31,      December 31,     December 31,     December 31,
                                                       2001              2000             2001             2000
                                                  --------------  ---------------- ----------------  ---------------
Revenue:
  Management fees......                             1,283,695        $ 1,491,594     $ 4,092,648        4,536,573
  Other income (loss) (note 3 and 8)                   15,450            (34,046)         90,113          178,909
                                                 ------------       ------------    ------------      -----------
                                                    1,299,145          1,457,548       4,182,761        4,715,482
Operating expense
  Commission and incentives                           155,400            216,639         521,064          626,067
  Salaries and benefits                               793,776            846,827       2,638,467        2,551,939
  Marketing and advertising                            52,579             61,977         132,201          155,390
  Office and general                                  205,768            270,635         650,342          930,198
  Professional fees                                    61,698             75,797         169,118          337,730
  Amortization of management contracts                 71,429             71,429         214,286          264,286
  Amortization of capital assets                       25,006             31,141          79,289           99,423
                                                 ------------       ------------    ------------      -----------
                                                    1,365,656          1,574,445       4,404,767        4,965,033

Operating income (loss) before undernoted             (66,511)          (116,897)       (222,006)        (249,551)

Interest expense
  Current                                                   -                842               -           31,065
  Long term                                            44,271             47,433         135,097          142,171
                                                 ------------       ------------    ------------      -----------
                                                       44,271             48,275         135,097          173,236

Loss before amortization of goodwill,
non-controlling interest and income taxes            (110,782)          (165,172)       (357,103)        (422,787)

Income taxes (note 13)
  Current income taxes                                 27,834            164,133          39,225          374,044
  Future income taxes                                  26,108                  -          26,108                -
                                                 ------------       ------------    ------------      -----------
                                                       53,942            164,133          65,333          374,044

Loss before amortization of goodwill
and non-controlling interest                         (164,724)          (329,305)       (422,436)        (796,831)

Amortization of goodwill                              154,586            197,666         465,738          595,606

Loss before non-controlling interest                 (319,310)          (526,971)       (888,174)      (1,392,437)

Non-controlling interest                                9,573            (32,795)         19,662          (37,539)

Net loss, for the period                             (328,883)          (494,176)       (907,836)      (1,354,898)

Deficit, beginning of period                       (7,597,497)        (3,519,489)     (7,018,544)      (2,658,767)

Deficit, end of period                           $ (7,926,380)      $ (4,013,665)   $ (7,926,380)     $(4,013,665)
                                                 ============       ============    ============      ===========


See accompanying notes to consolidated financial statements

INTERUNION ASSET MANAGEMENT LIMITED
Consolidated Statements of Cash Flows (unaudited)
(amounts expressed in Canadian dollars unless otherwise stated)
(for the periods ended December 31)
--------------------------------------------------------------------------------


                                                  3 months ended  3 months ended   9 months ended    9 months ended
                                                    December 31,      December 31,     December 31,     December 31,
                                                      2001              2000             2001             2000
                                                  --------------  ---------------- ----------------  ---------------
Cash flows from operating activities
Net loss                                           $   (328,883)    $  (494,176)     $ (907,836)     $ (1,354,898)
Adjustments for:
Amortization of goodwill                                154,586         197,666         465,738           595,606
Amortization of management contracts                     71,429          71,429         214,286           264,286
Amortization of capital assets                           25,006          31,141          79,289            99,423
Deferred rent inducements                                  (739)            790            (195)            2,370
Gain on termination of sublease                               -               -         (35,142)                -
Unrealized loss on investment                                 -          44,476               -            51,240
Net loss (gain) on sale of
capital assets & investments                               (285)         21,437           6,913          (226,590)
Permanent writedown of capital assets                       674               -           7,676                 -
Provision for doubtful receivable                         1,500          20,330           8,750            20,330
Future income taxes                                      26,108               -          26,108                 -
Non-controlling interest                                  9,573         (32,795)         19,662           (37,539)
Increase (decrease) in deferred inducements                   -             424               -            (3,737)
Proceeds on termination of sub-lease                          -               -          76,145                 -
Changes in non-cash working capital
Decrease (increase) in accounts receivable              (76,698)        (14,634)        195,899            77,224
Increase (decrease) in accounts payable                  33,649             763        (240,238)           15,979
Decrease (increase) in income taxes recoverable             (65)              -         (15,464)                -
Increase (decrease) in income taxes payable                   -         (55,505)        (48,494)         (121,939)
Other items, net                                         (9,410)        (23,674)        128,441           (31,727)
                                                   ------------    ------------     ------------      -----------
                                                        (93,555)       (232,328)        (18,462)         (649,972)

Cash flows from investing activities
Acquisition of capital assets, net of disposals         (29,608)         (8,320)        (64,242)          (22,151)
Dispositions (acquisitions),
net of cash acquired (disposed)                               -               -          67,228           762,798
Sale (purchase) of marketable securities                154,293        (116,864)        (95,456)           82,745
                                                   ------------    ------------     ------------      -----------
                                                        124,685        (125,184)        (92,470)          823,392

Cash flows from financing activities
Increase (decrease) in bank indebtedness                      -         (41,662)        (16,041)          (36,853)
Repayments of long term borrowings                       (4,500)         (4,500)        (13,500)         (158,563)
Proceeds from share issuance                                 22               -              22                 -
Dividend paid to non-controlling interest                     -         (25,000)        (25,000)          (75,000)
                                                   ------------    ------------     ------------      -----------
                                                         (4,478)        (71,162)        (54,519)         (270,416)

Net increase (decrease) in cash                          26,652        (428,674)       (165,451)          (96,996)

Cash at beginning of period                             469,135         857,299         661,238           525,621
                                                   ------------    ------------    ------------       -----------
Cash at end of period                              $    495,787    $    428,625    $    495,787       $   428,625
                                                   ============    ============    ============       ===========
Supplemental Cash Flows Information
Interest paid                                      $     27,268    $     25,826    $     74,351       $    85,752
Income taxes paid                                        30,566         218,231         106,883           515,609

See accompanying notes to consolidated financial statements

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

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

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

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

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

4.   MARKETABLE SECURITIES

     Marketable securities are recorded at market values and comprise the following:

                                  December 31, 2001   March 31, 2001
                                  -----------------   --------------
     Bankers Acceptance              $ 1,278,690        $ 1,094,850
     Money Market Mutual Funds           352,436            409,047
     Other Mutual Funds                        -             31,773
                                     -----------        -----------
                                     $ 1,631,126        $ 1,535,670
                                     ===========        ===========

     The Bankers Acceptances outstanding at December 31, 2001 have maturities between March 13, 2002 and April 3, 2002. The annualized yield on these securities is 2.75%.

--------------------------------------------------------------------------------

5.   MANAGEMENT CONTRACTS

     Management contracts comprise the following:

                                                   December 31, 2001                 March 31, 2001
                                     -------------------------------------------     --------------
                                                      Accumulated     Net Book          Net Book
                                        Cost         Amortization       Value             Value
                                     -----------     ------------    -----------      -----------
     Non-competition agreement       $ 2,000,000      $ 595,238      $ 1,404,762      $ 1,619,048
                                     ===========      =========      ===========      ===========

--------------------------------------------------------------------------------

6.   CAPITAL ASSETS

     Capital assets comprise the following:

                                                   December 31, 2001                 March 31, 2001
                                     -------------------------------------------     --------------
                                                      Accumulated     Net Book          Net Book
                                        Cost         Amortization       Value             Value
                                     -----------     ------------    -----------      -----------
     Computer equipment              $   645,334      $ 500,440      $   144,894      $   131,090
     Furniture and fixtures              356,208        265,098           91,110          113,435
     Leasehold improvements              162,411         89,153           73,258           94,420
                                     -----------      ---------      -----------      -----------
                                     $ 1,163,953      $ 854,691      $   309,262      $   338,945
                                     ===========      =========      ===========      ===========


--------------------------------------------------------------------------------

7.   GOODWILL

                                               December 31, 2001    March 31, 2001
                                               -----------------    --------------
     Cost                                         $ 13,610,691       $ 13,610,691
     Impairment of goodwill                          2,565,000          2,565,000
     Accumulated amortization                        2,358,453          1,892,715
     Sale of investment in subsidiary (note 3)         132,697                  -
                                                  ------------       ------------
                                                  $  8,554,541       $  9,152,976
                                                  ============       ============

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

     In the prior year, the Company recorded goodwill impairment charges of $2,565,000 on its investment in Black Investment Management Ltd. and Guardian Timing Services Inc. Impairment resulted from significant client departures and the disposition of several product offerings. In the case of Black Investment Management Ltd., the amount of impairment was based on the estimated net realizable cash value while for Guardian Timing Services Inc., the amount of impairment was based on estimated undiscounted future cash flows.

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

     The controlled company has sub-leased certain of its leased premises for the term of the lease. Included in deferred inducements are expenses associated with the sub-lease arrangement which have been deferred and will be amortized over the remaining life of the sub-lease. Effective September 1, 2001 the sub-lease arrangement was terminated and a new sub-lease arrangement was entered into with a related party. Termination of the sub-lease arrangement resulted in a net gain of $35,142 in the current period. The related party sub-lease arrangement will have no impact on the consolidated results.

--------------------------------------------------------------------------------

9.   RELATED PARTY TRANSACTIONS

     Transactions with shareholders, officers and directors of the Company influenced by the aforementioned parties are considered related party transactions.

     Summary of the related party transactions affecting the accounts are as follows:

                                             9 months ended      9 months ended
                                               December 31,        December 31,
                                                  2001                2000
                                             ---------------     ---------------
     Expenses
       Commissions and incentives              $  85,000           $  72,000
       Interest expense                          131,600             131,250
       Professional fees                           3,600                   -


     These transactions are in the normal course of operations and are measured at the exchange values (the amount of consideration established and agreed to by the related parties), which approximate the arm's length equivalent values.

     Related party balances in the accounts are as follows:

                                             December 31, 2001    March 31, 2001
                                             -----------------    --------------
     Accounts payable                           $  32,700           $ 21,875
     Other liabilities                            197,055            131,250

     These balances are interest-free, unsecured, payable on demand and have arisen from the transactions referred to above (except for Other liabilities which is due on November 19, 2002 and has arisen on issuance of preference shares).

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

10.  LONG-TERM DEBT


                                                                           December 31,2001   March 31, 2001
                                                                           ----------------   --------------
     Demand bank loan, interest at prime +1/2%, monthly principal
     payments of $1,500                                                         $ 44,000         $ 57,500

     Less:  current portion                                                       18,000           18,000
                                                                                --------         --------
                                                                                $ 26,000         $ 39,500
                                                                                ========         ========

     The demand bank loan is guaranteed by two of a subsidiary company's shareholders.

--------------------------------------------------------------------------------

11.  PREFERENCE SHARES

     3,500 Cumulative Redeemable Convertible Class A Preference Shares (with a value equal to $1,000 per share) were issued on November 19, 1999 as consideration for the acquisition of P.J. Doherty & Associates Co. Ltd. These Class A Preference Shares are redeemable at the option of either the holders (commencing November 19, 2002, subject to certain provisions for early redemption arising from non-payment of dividends and an Initial Public Offering of the Common Shares of the Company prior to November 19,
     2002) or the Company (commencing November 19, 2001) at $1,000 per share. In the instance that the Class A Preference Shares are redeemed by the Company, the holders are entitled to a cash premium of 2.5% per annum, calculated from the original issue date together with all dividends accruing thereon whether or not declared. At any time after issuance, each Class A Preference Share is convertible to 78.408 Common Shares (see note
     12) at a conversion price of $12.7538 per Common Share (subject to certain provisions with respect to the issuance of additional Common Shares). Holders of these Class A Preference Shares are entitled to quarterly cumulative cash dividends of: i.) 2.50% per annum until the third anniversary of the original issue date; and ii.) 5.00% per annum, thereafter. Holders of these Class A Preference Shares are also entitled to an additional dividend of 2.50% per annum accruing until and payable on the earlier of: i.) the third anniversary of the original issue date; ii.) the date on which Common Shares are delivered to the holder pursuant to a conversion of Class A Preference Shares; and iii.) the redemption of such Class A Preference Shares. As these Class A Preference Shares are redeemable at the option of the holders, the value of these shares have been classified as long-term debt on the balance sheet. These Class A Preference Shares are collateralized by a pledge by the Company of 4,000,000 common shares in the capital of P.J. Doherty & Associates Co. Ltd. valued at $4,000,000.

--------------------------------------------------------------------------------

12.  SHARE CAPITAL

     The authorized share capital of the Company consists of an unlimited number of Common Shares and an unlimited number of Class A and Class B Preference Shares, issuable in series (note 11).

     Details of issued share capital are as follows:


                                                              Common
                                                    --------------------------
                                                     Shares            Amount

     March 31, 2000                                 1,568,161     $ 16,358,558
       Issued on conversion of warrants                44,000                1
                                                    ---------     ------------
     March 31, 2001                                 1,612,161     $ 16,358,559
     Exercise of stock options                         22,000               22
                                                    ---------     ------------
     December 31, 2001                              1,634,161     $ 16,358,581
                                                    =========     ============

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

     During a prior fiscal period, the Board of Directors of the Company approved the granting of options to employees to purchase up to 136,300 common shares of the Company which may be granted from time to time. Various vesting requirements are associated with each employee grant.

     As a result of the issuance of common shares relating to the warrant referred to above, in the prior fiscal year additional stock options were issued and the preferred share conversion ratio was adjusted to maintain the proportionate holdings of the option holders and preferred shareholders as required under the terms of the financial instruments. In the current fiscal year, it was subsequently determined that the aforementioned adjustment should not have encompassed any adjustments to issued stock options and preference shares. As such, the comparative figures for stock options have been restated to reflect a correction in the stock options reported as issued in the prior fiscal year. On December 20, 2001, the Company and the stock option holders agreed to cancel the vested and unvested stock options outstanding.

     Vested Options

                                                                             Number of Options
                                                   -----------------------------------------------------------------
                                                   Outstanding                                          Outstanding
     Fiscal year    Vested expiry      Exercise     March 31,      Issued/                              December 31,
       granted          date             price        2001         Vested     Exercised    Cancelled       2001
     -----------    -------------      --------    -----------     ------     ---------    ---------    ------------
        1999         Jan 21, 2009       $16.13       36,300            -            -        36,000          -
        1999         Jan 21, 2009       $0.001       22,000            -       22,000             -          -
        2000         May 10, 2009       $13.00       20,167        7,925            -        28,092          -


     Unvested Options

                                                                             Number of Options
                                                   -----------------------------------------------------------------
                                                   Outstanding                                          Outstanding
     Fiscal year    Vested expiry      Exercise     March 31,           Issued/                         December 31,
       granted          date             price        2001              Vested         Cancelled          2001
     -----------    -------------      --------    -----------          ------         ---------        ------------
     2000            May 10, 2009       $13.00      12,833         7,925                 4,908               -



     Unvested options vest evenly over a three-year term.

-------------------------------------------------------------------------------

13.  INCOME TAXES

     The Company's effective income tax rate used in determining the provision for income taxes is as follows:

                                                      9 months ended    9 months ended
                                                       December 31,      December 31,
                                                           2001              2000
                                                      --------------    --------------
     Combined statutory tax rate (recovery)              (42.1)%            (43.5)%

     Deduct:
       Non-deductible expenses                            24.9               11.9
       Temporary differences                              20.3               18.9
       Unrecognized losses carried forward                15.6              123.6
       Non-taxable gains                                  (0.3)             (26.0)
       Other, net                                         (0.1)               3.6
                                                         -----              -----
       Effective income tax rate                          18.3%              88.5%
                                                         =====              =====

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

     As at December 31, 2001, the consolidated group had approximately $1,755,000 of non-capital losses (March 31, 2001 - $2,079,000) which may be carried forward and utilized to reduce future years' taxable income. These figures reflect the reduction at December 31, 2001 of $292,000 in non-capital losses arising from the sale of Black Investment Management Ltd. and the reduction at March 31, 2001 of $507,000 in non-capital losses arising from the sale of A.I.L. Investment Services Inc. The right to claim the non-capital losses expires as follows:

                Expiry
                ------
                2004           $ 146,000
                2005              43,000
                2006             626,000
                2007             824,000
                2008             116,000

     As at December 31, 2001, the consolidated group had approximately $0 (March 31, 2001 - $391,000) of capital losses which may be carried forward and utilized to reduce future years' capital gains except that, as a result of an acquisition of control on December 20, 2001, all capital losses existing at this date have expired.

     During the period, the Company's future income tax asset decreased by $214,000 and totaled $968,000 (March 31, 2001 - $1,182,000) after applying the statutory tax rate to the temporary differences and non-capital and capital losses described above.

     Subsequently, the net change to the valuation allowance during the period, and the total valuation allowance as at December 31, 2001 provided by the Company, decreased by $188,000 and totalled $968,000 (March 31, 2001 - $1,156,000) to reduce the future income tax asset, reflecting the uncertainty of full realization of the future income tax asset.

--------------------------------------------------------------------------------

14.  LOSS PER SHARE

     Basic loss per share has been calculated on a weighted average basis of common shares outstanding during the period.

                                           9 months ended        9 months ended
                                          December 31, 2001     December 31, 2000
                                          -----------------     -----------------
     Weighted average common shares
     - basic calculation                      1,613,041             1,612,161

     The calculations of fully diluted earnings per share is based upon the common shares outstanding during the period as above and not adjusted by the unexercised convertible Class A Preference shares and vested options in computing diluted loss per share because their effects were antidilutive.

                                           9 months ended        9 months ended
                                          December 31, 2001     December 31, 2000
                                          -----------------     -----------------
     Basic loss per share                     $ (0.56)             $ (0.84)

     In accordance with revised recommendations of The Canadian Institute of Chartered Accountants, the company adopted on a retroactive basis the accounting standards for calculating Earnings Per Share. Accordingly, prior period basic earnings per share has been restated to account for the effect of the outstanding warrants issued which were contingent upon certain conditions which had been satisfied at March 8, 1999. The basic loss per share reported in the prior year has been decreased by $0.02 per share.

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

15.  COMMITMENTS

     The Company has basic lease payments exclusive of operating costs for the premises and office equipment for the next five years and thereafter as follows:

                                      12 months ended
                                       December 31
                                      ---------------
                    2002                 $ 155,000
                    2003                   151,000
                    2004                    94,000
                    2005                    62,000
                    2006                    63,000
                    Thereafter              58,000

     The Company has employment contracts and obligations with three of its employees at the following annual base salaries amount:

                                      12 months ended
                                       December 31
                                      ---------------
                    2002                 $ 628,000
                    2003                   490,000
                    2004                   449,000

--------------------------------------------------------------------------------

16. RECONCILIATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). Material differences at December 31 between Canadian GAAP and accounting principles generally accepted in the United States ("U.S. GAAP") are described below:

     a)   Statements of Operations:

          The application of U.S. GAAP would have the following effect on net loss for the quarter and loss per common share as reported:


                                                         9 months ended     9 months ended
                                                       December 31, 2001   December 31, 2000
                                                       -----------------   ------------------
         Net loss for the period, Canadian GAAP           $ (907,836)        $ (1,354,898)
         Stock based compensation (i)                              -              (51,704)
                                                          ----------         ------------
         Net loss for the period, U.S. GAAP               $ (907,836)        $ (1,406,602)
                                                          ==========         ============
         Loss per common share under U.S. GAAP            $    (0.56)        $      (0.87)

          (i)  Stock-Based Compensation Expense

               The Company does not recognize compensation expense for stock options granted. Under U.S. GAAP, Accounting Principles Board ("APB") Opinion No. 25 requires that stock based compensation cost be recorded using the intrinsic-value method. FASB Statement of Financial

INTERUNION ASSET MANAGEMENT LIMITED
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(amounts expressed in Canadian dollars unless otherwise stated)
--------------------------------------------------------------------------------

               Accounting Standard ("SFAS") No. 123 encourages the Company to record compensation expense using the fair-value method. In reconciling Canadian GAAP with U.S. GAAP, the Company has chosen to measure compensation costs related to stock options in accordance with APB 25.

               Under APB 25 the intrinsic-value of vested options would have been $0 (2000 - $0). The intrinsic-value of unvested options is estimated to be $0 (2000 - $177,000 with a vesting period of two years). Therefore, total compensation cost for the period under APB 25 would have been $0 (2000 - $51,704). Had the Company booked compensation expense in accordance with APB 25, basic loss per share would have been increased by $0.00 (2000 - $0.03).

          b)   Other Disclosures:

               i)   Stock-Based Compensation Expense

               For options granted in fiscal year 2000, the estimated fair value of the underlying equity at date of grant was $13.00. As such, compensation costs under SFAS 123 would have totaled $227,700 over a vesting period of three years.

               The fair value estimates were determined using the Black-Scholes option-pricing model. Valuation was based on a risk-free interest rate of 5.46%, an expected term of 10 years, an expected volatility of 30% and no expected dividends. On December 20, 2001 all outstanding vested and unvested stock options were cancelled. Had the Company booked compensation expense relating to the stock options, loss per common share would have been decreased by $0.12 (2000 - increased by $0.04).

               ii)  Comprehensive Income

               FASB SFAS No. 130 introduced the concept of Comprehensive Income. Under this pronouncement, U.S. GAAP requires companies to report Comprehensive Income as a measure of overall performance. Comprehensive Income includes net income and all other changes in equity, exclusive of shareholders' contributions or any distributions to shareholders. The application of FASB SFAS N0.130 would not have a material effect on net loss for the period and loss per common share as reported under U.S. GAAP.

--------------------------------------------------------------------------------

17.  COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS

               Certain comparative figures have been restated to conform with the current period's presentation.