Form 10KSB
period 2002-03-31
INTERUNION FINANCIAL CORP
filed 2002-07-01
CIK 924805

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2002          Commission File No: 000-28638

                        INTERUNION FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)


Delaware                                                                                                87-0520294
(State or other jurisdiction of incorporation or organisation)                   (IRS Employer Identification No.)

        1232 N. Ocean Way, Palm Beach, Fl                                  33480
 (Address of principal executive offices)                             (Zip Code)


             (561) 845-2849                                       (561) 844-0517
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


State issuer's revenues for its most recent fiscal year:  $39,928

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. $1,855,413 as at April 30, 2002

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares - 1,916,549 as of March 31,2002.

Transitional Small Business Disclosure Format (Check One)  Yes [ ]     No [X]

                        INTERUNION FINANCIAL CORPORATION
                                   FORM 10-KSB
                                TABLE OF CONTENTS



PART I............................................................................................................3
    Item 1 DESCRIPTION OF BUSINESS................................................................................3
    Item 2 DESCRIPTION OF PROPERTY................................................................................6
    Item 3 LEGAL PROCEEDINGS......................................................................................6
    Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................6
PART II...........................................................................................................6
    Item 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............................................6
    Item 6 MANAGEMENT'S DISCUSSION AND ANALYSIS...................................................................8
    Item 7 FINANCIAL STATEMENTS..................................................................................14
    Item 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE.........................................................................15
PART III.........................................................................................................15
    Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....................................................15
    Item 10 EXECUTIVE COMPENSATION...............................................................................17
    Item 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................................18
    Item 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................20
    Item 13 EXHIBITS AND REPORTS ON FORM 8-K.....................................................................20


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

Following the sale, the Company owned a 42.8% interest in IUAM and 100% interest in IUMG.

In December, 2001, InterUnion Financial Corporation ("InterUnion" or the "Company"), sold its 42.8% owned subsidiary and main asset, InterUnion Asset Management Limited ("IUAM"), to AMIC Canada Limited ("AMIC"), a wholly owned subsidiary of Asset Management Investment Company, PLC, a corporation registered in England and Wales.

IUAM, based in Toronto, Canada, manages approximately C$1.5 billion for institutions and individuals. The Company had previously sold the controlling interest of IUAM to Working Ventures Fund of Canada ("Working Ventures") for C$10 million in March 1999.

AMIC paid C$10,550,000 in cash to the shareholders of IUAM: the Company and Working Ventures, and assumed the C$3,500,000 Convertible Preferred Debenture owed by IUAM to one of its investee companies. The Company received 75% of the pro-rata proceeds on December 20, 2001 and received the 25% remainder on March 28, 2002, which was held in escrow, pending the issuance of a certificate under
Section 116 of the Income Tax Act (Canada).

The shareholders of IUAM agreed to pay a C$300,000 commission to IUAM's President, Chief Executive Officer and Director, Selwyn Kletz, and to its Chief Financial Officer, Russell Lindsay.

The nominees of the Company on the Board of Directors of IUAM resigned on closing.

In accordance with Regulation S-X, the Company was required to disclose the pro-forma consolidated balance sheet and the pro-forma consolidated statement of operations had this disposition been completed as at the beginning of fiscal 2001. The Form 8-K/A was filed and dated March 15, 2002.

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

PRODUCTS AND/OR SERVICES OF ACTIVE SUBSIDIARIES

In addition to the operations of InterUnion Financial Corporation as the parent, the Company owns an operating entity, InterUnion Merchant Group Inc. In addition to this subsidiary, the Company, until December 2001, had a 42.8% interest in InterUnion Asset Management Limited, a holding company with interests in Canadian investment management companies.

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

GOVERNMENT REGULATION

The operating activities of the Company are not subject to governmental regulatory agencies.

EMPLOYEES

InterUnion has 1 full time employee.


Item 2                     DESCRIPTION OF PROPERTY

The Company does not own real estate and has no leasehold interests in real estate. The Company maintains an office at 1232 North Ocean Way, Palm Beach.

Item 3   LEGAL PROCEEDINGS

There is no current or pending litigation.

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no shareholders meetings during the period covered by this report.

PART II

Item 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)      MARKET INFORMATION

The issuer's common equity is traded on the NASD OTC Bulletin Board under the symbol: IUFN.

The high and low sale prices for each quarter within the last two fiscal years are as follows.


       Period              Open                 High                  Low                  Close
       ------              ----                 ----                  ---                  -----
     FY01 Qtr 1            0.82                 0.88                  0.32                 0.32
     FY01 Qtr 2            0.32                 0.47                  0.16                 0.25
     FY01 Qtr 3            0.25                 0.26                  0.10                 1.75
     FY01 Qtr 4            1.75                 2.25                  1.40                 1.44
     FY02 Qtr 1            1.44                 1.95                  1.40                 1.90
     FY02 Qtr 2            1.90                 6.50                  1.90                 3.25
     FY02 Qtr 3            3.25                 3.25                  2.00                 2.10
     FY02 Qtr 4            2.10                 2.10                  1.01                 1.02


 (b)     HOLDERS

The approximate number of holders of record of each class of stock is as follows:


         Class of Stock                                     Number of Holders
         --------------                                     -----------------
         Common Share                                       328
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

    (B)  SALES PURSUANT TO REGULATION S

The following sales of Common Stock were made by the Company within the past three (3) years in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, as contained within Regulation S promulgated by the Securities and Exchange Commission:



         Title of Class
              (1)(2)(3)          Number       Price per
                 (4)(5)       of Shares           Share      Consideration         Commission             Date
         --------------       ---------       ---------      -------------         ----------        -------------
              Common(6)         229,453          5.00           1,147,265              Nil                April 1997
              Common(7)          60,000          3.00             180,000              Nil                 June 1997
              Common(8)          15,000          6.00              90,000              Nil               August 1997
              Common(9)         213,194          4.00             852,776              Nil             February 1998
             Common(10)         216,640          3.64             788,569              Nil                April 1998
             Common(11)          17,002          4.00              68,008              Nil                  May 1998
                 Common          35,000          4.00             140,000            7,000                 June 1998
             Common(11)         262,142          4.00           1,048,568              Nil                 July 1998
             Common(11)          10,000          4.00              40,000              Nil             December 1998
             Common(11)         180,000          3.50             630,000           63,000             February 1999
             Common(12)          25,000          3.50              87,500              Nil                March 1999
             Common(11)           1,140          4.00               4,560              Nil                March 1999
             Common(13)         114,500          0.50              57,250              Nil             November 1999
            Common (14)       2,014,198          0.40             805,679              Nil             November 1999
             Common(15)      15,000,000          4.00             150,000              Nil            September 2000
             Common(16)          16,575          3.02              50,000              Nil                April 2002

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

   (16) These shares issued for services received from a Director of the Company, Mr. Robert Crosbie.

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

In June 2000, the Company acquired 243,750 of its Common Shares at the rate of $0.6153 per share in settlement of a $150,000 Note Receivable from an unrelated party.

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

In December, 2001, InterUnion Financial Corporation ("InterUnion" or the "Company"), sold its 42.8% owned subsidiary and main asset, InterUnion Asset Management Limited ("IUAM"), to AMIC Canada Limited ("AMIC"), a wholly owned subsidiary of Asset Management Investment Company, PLC, a corporation registered in England and Wales.

IUAM, based in Toronto, Canada, manages approximately C$1.5 billion for institutions and individuals. The Company had previously sold the controlling interest of IUAM to Working Ventures Fund of Canada ("Working Ventures") for C$10 million in March 1999.

AMIC paid C$10,550,000 in cash to the shareholders of IUAM: the Company and Working Ventures, and assumed the C$3,500,000 Convertible Preferred Debenture owed by IUAM to one of its investee companies. The Company received 75% of the pro-rata proceeds on December 20, 2001 and received the 25% remainder on March 28, 2002, which is held in escrow, pending the issuance of a certificate under
Section 116 of the Income Tax Act (Canada).

The Company, since the sale of its interest into IUAM, has been reviewing a number of business opportunities. In view of its cash position, the Company has received a number of proposals: however, current markets and general economic conditions are prompting management to carefully assess those business opportunities.

Revenues

The flow of revenues from investment banking ceased when the Company sold CFCC during the 2nd quarter 2001. Total revenues for FY2002 were $39,928, down 88% from $333,029 the previous year. The Company did not get any dividend from its 42.8% interest in IUAM.

Cost of Revenues

Until 2nd quarter of FY2001 the principal elements comprising costs of revenues were commissions and salaries paid to non administrative personnel who were remunerated solely on the basis of their performance. However, due to disposal of investment banking business the cost of revenue primarily consisted of general, selling and administrative expenses. During the year 2002, the selling, general and administrative expenses declined by $199,706 to $166,901 representing a decline of 54.5% over fiscal 2001.

Interest Income

The Company's interest income mainly consisted of interest from loans to affiliated companies and the interest on credit balances maintained with the banks. The company's interest earnings decreased by 55.4% to $26,794 in fiscal 2002.

Interest Expenses

The Company paid interest on the loan from affiliated companies. However, the amount of the interest expense reduced by 77.3% to $5,350 in year 2002 from $23,599 in the year 2001.

Gain/Loss on Issuance of Security

The Company had no gain or loss on issuance of securities during FY 2002.

Discontinued Operations:

As a result of the sale of its investment banking subsidiary, CFCC, in the 2nd quarter of FY 2001, the Company reported a profit of $358,169 in September 2000, from discontinued operations. However, as a result of disposal of discontinued assets of CFCC, the Company incurred a loss of $780,401.

In fiscal 2000, the Company dissolved the following subsidiaries: Credifinance Realty Corp. (Ontario) and Credifinance Securities Inc. (Florida) which had no activity. During the same year, the Company, through a newly created subsidiary, InterUnion Merchant Group Inc.("IUMG"), (BVI), took over the assets and liabilities of subsidiaries which were dissolved: Marbury Trading Corp. (BVI) and Bearhill Ltd. (BVI).

In December, 2001, InterUnion Financial Corporation ("InterUnion" or the "Company"), sold its 42.8% owned subsidiary and main asset, InterUnion Asset Management Limited ("IUAM"), to AMIC Canada Limited ("AMIC"), a wholly owned subsidiary of Asset Management Investment Company, PLC, a corporation registered in England and Wales.

IUAM, based in Toronto, Canada, manages approximately C$1.5 billion for institutions and individuals. The Company had previously sold the controlling interest of IUAM to Working Ventures Fund of Canada ("Working Ventures") for C$10 million in March 1999.

AMIC paid C$10,550,000 in cash to the shareholders of IUAM: the Company and Working Ventures, and assumed the C$3,500,000 Convertible Preferred Debenture owed by IUAM to one of its investee companies. The Company received 75% of the pro-rata proceeds on December 20, 2001 and received the 25% remainder on March 28, 2002, which was held in escrow, pending the issuance of a certificate under
Section 116 of the Income Tax Act (Canada).

Losses, Write Downs and Write Offs

During fiscal 2001, the investment in Receptagen Ltd ("RCG") was sold resulting in a further loss of $27,379. In FY2001, the company wrote down its notes receivable from Receptagen of $633,286.

As a result of the sale of the operations of CFCC, the Company reported a income from operations of discontinued operations. The consolidated profit of CFCC prior to disposal of $358,169 is shown in a separate line on the consolidated statements of operations of the Company.

During fiscal 2002 there were no Write Downs or Write Offs

Exposure to International Operations

The Company's revenues are generated in North America, however, it has a 100% owned subsidiary in British Virgin Islands. The Company, therefore, does not have a significant exposure to currency or country risk.

Seasonal

Neither the Company nor its subsidiaries operate in any business which could be affected by changes in season.

         (b) RESULTS OF OPERATIONS

Fiscal 2000 was:
                           The first year the Company decided to adopt the most conservative approach to its investments and amortisation costs.

Financial highlights are as follows:

                                                                2002             2001              2000
                                                              ---------       ----------        ----------
              Revenues                                           39,928          333,029           658,601
              Loss from Continuing Operations                  (140,840)        (740,238)       (2,445,122)
              Discontinued operation                                  0         (422,232)       (1,154,322)
              Disposal of Equity Investment                     518,328       (1,163,455)                0
              Net Profit (Loss)                                 377,487       (2,325,925)       (3,599,445)

              Assets                                          3,238,372        3,144,335         9,722,529
              Shareholders' Equity                            3,192,100        2,764,613         5,240,538
              Working Capital                                 2,474,502          (90,619)        1,303,131
              Common Shares Outstanding                       1,916,549        1,899,974         4,243,123
              Book Value per Common Share                          1.67             1.46              1.24


Fiscal Year 2002 Compared to Fiscal Year 2001

(1) Overview

During fiscal 2002 revenue of the Company amounted to $39,928 as compared to $333,029 in the fiscal 2001. The total expenses for the year ended March 31, 2002, excluding equity pick-up of IUAM was $180,768 as compared to $1,073,267 in fiscal 2001, representing a decrease of $ 892,498 or 83.15%. The Company's equity share in the loss of IUAM for the year 2002 was $238,342 in comparison to $1,163,455 in fiscal 2001. The Company recorded a net profit of $756,669 from the sale of IUAM in December 2001. The Company's net profit for the fiscal year 2002 was $377,487 as compared to a loss of $2,325,925 in fiscal 2001, representing an increase of $2,703,412 or 116.23%.

The Company does not expect to record future losses through amortization or write-downs.

Profit per share for fiscal 2002 was $0.197 versus a loss of $2.016 a year earlier. The number of common shares outstanding as of March 31, 2002 is 1,916,549 versus 1,899,974 as of March 31, 2001.

(2)  Revenues

For the fiscal year 2002, the Company's revenues stood at $39,928 as compared to $333,029 for fiscal 2001, representing a decline of $293,101 or 88.01%.

(3) Cost of Revenues

Until 2nd quarter of FY2001 the principal elements comprising costs of revenues were commissions and salaries paid to non administrative personnel who were remunerated solely on the basis of their performance. However, due to disposal of the investment banking business in FY2001 the cost of revenue primarily consisted of general, selling and administrative expenses. During the year 2002, the selling, general and administrative expenses declined by $199,706 to $166,901 representing a decline of 54.7% over fiscal 2001.

 (4) Net Profit

Net profit for the year ended March 31, 2002 was $377,487 as compared to a loss of $2,325,925 for the fiscal year 2001, representing an increase of $2,703,412 or 116.23%. The net profit for the fiscal 2002 was contributed mainly by the sale of 42.8% owned subsidiary of IUAM in December, 2001.
Basic profit per share for the year 2002 was $0.197 versus a loss of $2.016 the previous year. Weighted average common shares outstanding in Fiscal 2002 was 1,916,421 versus 1,153,759 in Fiscal 2001.

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

     (c)  LIQUIDITY AND CAPITAL RESOURCES

In order to meet its growth plans and fund any operating cash requirements, the Company's policy is to issue additional capital stock, when possible. To date the Company has done this either through the issuance of Confidential Private Placement Offerings under Regulation "D" or Regulation "S". The following are details of these private placements during the previous four fiscal years:

      Date                  # of Shares           Amount         Type
      ----                  -----------         ---------        ----
     April 1997               229,453           1,147,265        Regulation "S"
      June 1997                60,000             180,000        Regulation "S"
     August 1997               15,000              90,000        Regulation "S"
    February 1998             213,194             852,776        Regulation "S"
     April 1998               216,640             788,569        Regulation "S"
      May 1998                 17,002              68,008        Regulation "S"
      June 1998                35,000             140,000        Regulation "S"
      July 1998               262,142           1,048,568        Regulation "S"
    December 1998              10,000              40,000        Regulation "S"
    February 1999             180,000             630,000        Regulation "S"
     March 1999                25,000              87,500        Regulation "S"
     March 1999                 1,140               4,560        Regulation "S"
    November 1999             114,500              57,250        Regulation "S"
    November 1999           2,014,198             805,679        Regulation "S"
   September 2000          15,000,000             150,000        Regulation "S"
     April 2002                16,575              50,000        Regulation "S"


In addition to the above, IUAM raised C$10 million directly in fiscal 2000. During fiscal 2001 WVF exercised a Common Share Purchase Warrants on IUAM, increasing its interest to 57.2% from 56% while decreasing IUFC's share in IUAM to 42.8% from 44%. These funds were used to eliminate a bank loan of approximately C$1 million and fund the AILIS venture, C$500,000.

In December 2001 the Company sold IUAM and received $2,709,463. The funds will be used for future business opportunities and operations.

All of the Company's Class A Preferred Shares were converted into common shares in Fiscal 2001.

ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

There are no accounting policies that currently are subject to significant estimates that could have a material impact on the financial position or results of operations of the Company.

New Accounting Pronouncements

Impact of Recent Accounting Pronouncement: In June 2001, SFAS No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") were issued. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The company was not involved in any business combination after June 30, 2001 and therefore this pronouncement has no impact on the company's operational or financial position.

SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated lives to their residual values, and be reviewed for impairment in accordance with the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The company has evaluated the effects of this pronouncement and has determined that there is no material impact on the company's operations or financial position.

In October 2001, SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for long-lived assets to be disposed of" was issued. SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. At this time, management does not expect this pronouncement to have a material effect on the company's operations or financial position.

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

The audited consolidated financial statements for InterUnion Financial Corporation, covering fiscal years ended March 31, 2002 and 2001 are submitted in compliance with the requirements of Item 310 of Regulation S-B.



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

PART III

         Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     (a) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS


Name, Municipality of Residence         Age         Length of Service
-------------------------------         ---         ------------------
Robert W. Crosbie                       72          Appointed as Director
Toronto, Ontario                                    September 3, 1998

Georges Benarroch                       55          Director and appointed as President and Chief
Paris, France                                       Financial Officer; March 21, 1994

T. Jack Gary, III                       60          Appointed as Secretary
West Palm Beach, Florida                            January 30, 1995

Muriel Woodtli                          51          Appointed as Director
Geneva, Switzerland                                 November 22, 1999

Martin Kovnats                                      Appointed as Vice President
Toronto, Ontario, Canada                            September 28, 1999

ROBERT W. CROSBIE is a Director of the Company.

GEORGES BENARROCH is the President, Chief Executive Officer of the Company as well as a Director and Chairman of the Audit Committee. Mr. Benarroch is also a Director of Credifinance Capital Corp., the Chief Executive Officer, and Chairman of the Board of Credifinance Securities Limited, President, Chief Executive Officer, and Chairman of the Board of Credifinance Capital Inc.

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

MARTIN KOVNATS is the Vice President of the Company. He is appointed as an officer of the Company for a period of one year from the date of the appointment on September 28, 1999. He is a partner in Aird & Berlis law firm in Toronto.

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

(f)  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

For the two fiscal years ended March 31, 2002, to the best of the Company's knowledge no director, executive officer and beneficial owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by section 16(a) of the Exchange Act.


Item 10  DIRECTOR AND OFFICER COMPENSATION

     (A)  SUMMARY COMPENSATION TABLE

Name and                               Fiscal       Base            Other           Long Term       All other          Total
Principal Position                     Year         Salary          Bonus           Compensation    Compensation       Compensation
------------------                     ------       -----------     -----------     ------------    ------------       ------------
Georges Benarroch                      2002          None            None            None            $   750 (1)       $    750
President & CEO                        2001          None            None            None            None              None
                                       2000          None            None            None            $13,387 (1)       $ 13,387
                                       1999          None            None            None            $30,000 (1)       $ 30,000
                                       1998          None            None            None            $30,000 (1)       $ 30,000

Robert W. Crosbie                      2002          None            None            None            None              None
Director                               2001          None            $50,000(3)      None            None              $ 50,000
                                       2000          None            None            None            None              $ 50,000
                                       1999          $18,230(2)      $87,500(5)      None            $83,044 (2)       $188,774
                                       1998          $45,885(2)      None            None            $27,097 (2)       $ 72,982

Muriel Woodtli                         2002          None            None            None            $ 1,277 (4)       $  1,277
Director                               2001          None            None            None            $ 2,000 (4)       $  2,000
                                       2000          None            None            None            $ 1,750 (4)       $  1,750
                                       1999          None            None            None            None              None


T. Jack Gary                           2002          None            None            None            None              None
Corporate                              2001          None            None            None            None              None
Secretary                              2000          None            None            None            None              None
                                       1999          None            None            $42,500(6)      None              $ 42,500
                                       1998          None            None            None            None              None

Martin Kovnats                         2002          None            None            None            $33,523 (7)       $ 33,523
Vice-President                         2001          None            None            None            $ 6,393 (7)       $  6,393
                                       2000          None            None            None            $12,388 (7)       $ 12,388
                                       1999          None            None            None            None              None
                                       1998          None            None            None            None              None

---------------
(1) This amount represents life, disability and medical insurance and certain expenses.

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

Section 14 of ARTICLE III of the By-Laws of InterUnion provides that directors do not receive any stated salary for their services as directors. However, by board resolution, a fixed fee and expenses of attendance may be allowed for each meeting. These limitations do not affect compensation for a person serving as an officer or otherwise for the Company and receiving compensation therefore. The Company's Board of Directors has approved payment of $2,000 respectively for the services of each of its independent directors for the fiscal year ending
March 31, 2001 and 2002.


Item 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following persons (including any group as defined in Regulation S-B, Section 228.403) are known to InterUnion Financial Corporation, as the issuer, to be the beneficial owner of more than five percent (5%) of any class of the said issuer's voting securities.

Title of           Name and Address of                     Amount and Nature of         Percentage
Class              Beneficial Owner                          Beneficial Owner            of Class
---------          -------------------                     --------------------         -----------
Common             RIF Capital Inc. (1)                               1,765,010            92.09%
                   Price Waterhouse Centre
                   PO Box 634C
                   St. Michael, Barbados, WI
                                                            Total     1,765,010            92.09%

---------------
(1) RIF Capital Inc. is wholly owned by Central Investment Trust. Safeguardian Limited is the sole protector of Central Investment Trust and is neither a beneficiary of the Trust or its subsidiaries.

(b)  SECURITY OWNERSHIP OF MANAGEMENT

In September 2000, the Company approved the conversion of 1,500,000 shares of Class A Preferred stock, owned by RIF Capital Inc., into 15,000,000 common shares of the Company.

The following information lists, as to each class, equity securities beneficially owned by all directors and nominees, and of the directors and nominees of the issuer, as a group.

Title of           Name and Address of                     Amount and Nature of         Percentage
Class              Beneficial Owner                          Beneficial Owner             of Class
---------          -------------------                     --------------------         -----------
Common             Safeguardian Limited                          1,765,010                 92.09%
                   PO Box 316                                     Trustee
                   Jardine House                              (voting power of
                   1 Hesley Street                          Central Investment
                   St. Helier, Jersey, UK  JE4 8UD                Trust

Common             Robert W. Crosbie                               19,104                   1.00%
                   110 Yonge Street,  #1701
                   Toronto, Ontario
                   Canada     M5C 1T4

Common             Martin Kovnats                                      --                   0.00%
                   BCE Place, Suite 1800,
                   181 Bay Street, Toronto, Ontario
                   Canada.

Common             Georges Benarroch                                   --                   0.00%
                   68 rue Spontini
                   Paris, France     75016

Common             T. Jack Gary, III                                   --                   0.00%
                   515 North Flagler Drive, #1500
                   West Palm Beach, Florida     33401

Common             Muriel Woodtli                                      --                   0.00%
                   10 Rue Pierre-Fatio
                   Geneva, Switzerland

Common             Directors and Executive Officers                                        93.09%
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

Item 13  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Listing of Exhibits

Exhibit                                                                                                  Page
Table Number     Exhibit Name                                                                            Number
------------     ------------                                                                            ------
(2)(i)           Unanimous Consent in Lieu of The First Meeting of the Board  of Directors of               +
                 AU 'N AG, INC. (A Delaware Corporation)

(2)(ii)          Pre-Organisation Subscription and Letter of Non-Distributive Intent                        +

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

(3)(ii)          Certificate of Amendment of Certificate of Incorporation of AU 'N  AG, INC. Dated          +
                 April 11, 1994

(3)(iii)         Certificate of Amendment of Certificate of Incorporation of AU 'N  AG, INC. Dated          +
                 April 11, 1994

(3)(iv)          Bylaws of InterUnion Financial Corporation                                                 +

(4)              Instruments Defining the Rights of Security Holders Including Indentures                   +

---------------
+ Incorporated by reference to the Company's Registration Statement on Form 10-KSB filed on June 20, 1997.

(b)  Reports on Form 8-K Subsequent to the Third Quarter

Exhibit                                                                                                   Page
Table Number     Exhibit Name                                                                            Number
------------     ------------                                                                            ------
(10)             Working Venture Canadian Fund's Investment in InterUnion Asset Management Limited         ++


(16)             Letter on change in certifying accountant                                                 +++

(2)              Disposition of Asset - InterUnion Asset Management Ltd.                                   ++++
                 as at December 20, 2001

---------------
++ Incorporated by reference to the Company's Registration Statement on Form 8-K filed on March 16, 1999.

+++ Incorporated by reference to the Company's Registration Statement on Form 8-K filed on April 27 1999 and May 6,1999.

++++ Incorporated by reference to the Company's Registration Statement on Form 8-K filed on March 15, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

                            INTERUNION FINANCIAL CORPORATION

Date: June 28, 2002         By: /s/ Georges Benarroch
                                ---------------------
                                Georges Benarroch
                                Director, President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities on the dates indicated.

Signature                                           Title                             Date
---------                                           -----                             ----
s/s  Georges Benarroch             Director, President and Chief Executive Officer    June 28, 2002
-----------------------------
Georges Benarroch

s/s  Muriel Woodtli                Director                                           June 28, 2002
-------------------
Muriel Woodtli

================================================================================
                                                INTERUNION FINANCIAL CORPORATION

                                               CONSOLIDATED FINANCIAL STATEMENTS



================================================================================
                                                         MARCH 31, 2002 and 2001
================================================================================

                        INTERUNION FINANCIAL CORPORATION

                             MARCH 31, 2002 and 2001



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

 Consolidated Balance Sheets                                               F - 3

 Consolidated Statements of Operations                                     F - 5

 Consolidated Statements of Shareholders' Equity                           F - 6

 Consolidated Statements of Cash Flows                                     F - 7

 Notes to Consolidated Financial Statements                    F - 8  To  F - 20


                          INDEPENDENT AUDITORS' REPORT



To The Directors and Shareholders of
InterUnion Financial Corporation


We have audited the accompanying consolidated balance sheets of InterUnion Financial Corporation as of March 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterUnion Financial Corporation as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.






Toronto, Canada                                         /s/ Mintz & Partners LLP
June 19, 2002                                           Chartered Accountants

                        INTERUNION FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS



AS AT MARCH 31                                                            2002                 2001
--------------                                                       ------------         -------------

                                     A S S E T S

CURRENT ASSETS

    Cash and cash equivalents                                        $  2,464,985          $      7,356
    Receivable from Affiliates                                             41,226                41,652
    Prepaid expenses and other current assets                              14,563                12,902
                                                                     ------------          ------------
                  Total current assets                                  2,520,774                61,910
                                                                     ------------          ------------

NON-CURRENT ASSETS

    Notes receivable      (Note 4)                                        717,598               891,290
    Investment in unconsolidated affiliates   (Note 14)                         0             2,191,135
                                                                     ------------          ------------
                  Total non-current assets                                717,598             3,082,425
                                                                     ------------          ------------
                  TOTAL ASSETS                                       $  3,238,372          $  3,144,335
                                                                     ============          ============

--------------------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS



AS AT MARCH 31                                                           2002                 2001
--------------                                                       -----------          -------------

                                      L I A B I L I T I E S

CURRENT LIABILITIES

    Accrued liabilities                                              $     46,272          $     89,130
    Due to affiliates                                                           0                 3,399
    Note Payable                                                                0                60,000
                                                                     ------------          ------------
                  Total current liabilities                                46,272               152,529
                                                                     ------------          ------------

NOTES PAYABLE, LONG-TERM PORTION  (Note 5)                                      0               227,193
                                                                     ------------          ------------
                  Total liabilities                                        46,272               379,722
                                                                     ------------          ------------



                                   SHAREHOLDERS'  EQUITY

CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (Note 7)
    Class A Preferred Stock, $0.10 par value
      Authorized - 1,500,000 shares
    Issued and outstanding - None                                               -                     -
    Class B Preferred Stock, $0.10 par value
         Authorized - 1,000 shares
         Issued and outstanding - None                                          -                     -
    Class C Preferred Stock, $0.10 par value
         Authorized - 1,000 shares
         Issued and outstanding - None                                          -                     -
    Common Stock, $0.001 par value
         Authorized - 5,000,000 shares
         Issued and outstanding 1,916,549 in 2002;
          1,899,974 in 2001                                                19,165                18,999
    Additional Paid-In Capital                                         10,647,128            10,597,294


ACCUMULATED DEFICIT                                                    (7,474,193)           (7,851,680)
                                                                     ------------           -----------
                  Total shareholders' equity                            3,192,100             2,764,613
                                                                     ------------           -----------

Total Liabilities and Shareholders' Equity                           $  3,238,372           $ 3,144,335
                                                                     ============           ===========

--------------------------------------------------------------------------------


                 See Notes to Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


FOR THE YEARS ENDED MARCH 31                                                               2002                2001
----------------------------                                                         --------------        --------------

REVENUES

    Investment Banking                                                               $       13,134        $      272,957
    Interest Income                                                                          26,794                60,072
                                                                                     --------------        --------------
                                                                                             39,928               333,029
                                                                                     --------------        --------------
EXPENSES

    Selling, General and Administrative                                                     166,901               366,607
    Write-down of Notes Receivable (Note 17)                                                      0               633,286
    Amortization and Depreciation (Note 3)                                                        0                 5,588
    Foreign Exchange Loss                                                                     8,517                16,808
    Write-down of Investment (Note 16)                                                            0                27,379
    Interest                                                                                  5,350                23,599
                                                                                     --------------        --------------
                                                                                            180,768             1,073,267
                                                                                     --------------        --------------

LOSS FROM CONTINUING OPERATIONS BEFORE UNDERNOTED
ITEMS AND DISCONTINUED OPERATIONS                                                          (140,840)             (740,238)
                                                                                     ---------------       ---------------

DISPOSAL OF EQUITY INVESTMENT (Note 9)
Equity in net losses of unconsolidated affiliate                                           (238,342)           (1,163,455)
Gain on disposal of unconsolidated affiliate                                                756,669                     0
                                                                                     --------------        --------------
                                                                                            518,327            (1,163,455)
                                                                                     --------------        ---------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                                                377,487            (1,903,693)
                                                                                     --------------        ---------------

DISCONTINUED OPERATIONS (Note 9 & 11):
Income from operations of discontinued subsidiary                                                 0               358,169
Loss on disposal of subsidiary                                                                    0              (780,401)
                                                                                     --------------        ---------------

LOSS FROM DISCONTINUED OPERATIONS                                                                 0              (422,232)
                                                                                     --------------         --------------

NET INCOME (LOSS) FOR THE YEAR                                                       $      377,487         $  (2,325,925)
                                                                                     ==============         ==============

EARNINGS (LOSS) PER COMMON SHARE - Basic and Diluted
    Weighted average common shares outstanding                                            1,916,421             1,153,759
    Basic earnings (loss) per share                                                           0.197                (2.016)
    Diluted earnings per share                                                                0.197                     -
    Income (Loss) before Discontinued Operations per share                                    0.197                (1.650)
    Loss from Discontinued Operations per share                                                   -                (0.366)



--------------------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND DEFICIT
                  FOR THE YEARS ENDED MARCH 31, 2002 AND 2001



                                                          Number                        Additional            Share
                                                            of                            Paid-in             Capital
                                                          Shares          Amount          Capital             Totals
                                                        -----------     ---------       -----------         -----------
Preferred Shares
    Balances,
      March 31, 2000                                     1,500,000      $ 150,000                 0         $   150,000
      Converted into common Stock at 1 to 10            (1,500,000)      (150,000)                0            (150,000)
                                                       -----------      ---------       -----------         -----------
      March 31, 2001 and 2002                                    0              0                 0                   0

Common Shares
    Balance, March 31, 2000                              4,243,123      $   4,243       $10,612,050         $10,616,293
Acquired in June 2000, 243,750 shares @
$0.6153 in settlement of note receivable (Note 7)         (243,750)          (244)         (149,756)           (150,000)
Conversion of Preferred Class A shares at
1 to 10 (Note 7)                                        15,000,000         15,000           135,000             150,000
                                                        ----------      ---------       -----------         -----------
                                                        18,999,373         18,999        10,597,294          10,616,293
Reverse split @ 10 to 1 (Note 7)                       (17,099,399)             0                 0                   0
                                                       -----------      ---------       -----------         -----------
    Balance, March 31, 2001                              1,899,974         18,999        10,597,294          10,616,293

Issued on settlement of Director's Fee (Note 11)            16,575            166            49,834              50,000
                                                       -----------      ---------       -----------         -----------
    Balance March 31, 2002                               1,916,549      $  19,165       $10,647,128         $10,666,293
                                                       ===========      =========       ===========         ===========



                                                                         Cumulative
                                                                           Foreign
                                                                          Currency
Deficit and Foreign currency                                             Translation                         Comprehensive
Translation adjustment                                                   Adjustment          Deficit            Income
----------------------------                                             -----------      ------------       -------------
    Balance, March 31, 2000                                              $   37,439       $ (5,563,194)

    Translation adjustment on discontinued operations                       (37,439)            37,439       $     37,439
    Net loss for fiscal 2001                                                      0         (2,325,925)        (2,325,925)
                                                                         -----------      ------------       ------------
    Balance, March 31, 2001                                                       0         (7,851,680)      $ (2,288,486)
                                                                                                             ============

    Net income for fiscal 2002                                                    0            377,487            377,487
                                                                         ----------       ------------         ----------
    Balance, March 31, 2002                                              $        0       $ (7,474,193)      $    377,487
                                                                         ==========       ============       ============


--------------------------------------------------------------------------------


                 See Notes to Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



FOR THE YEARS ENDED MARCH 31,                                                                2002               2001
----------------------------                                                            --------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Income (Loss) before discontinued operations                                        $      377,487       $  (1,903,693)

    Loss from Discontinued Operations                                                                0            (422,232)
                                                                                        --------------       -------------
    Total:                                                                                     377,487          (2,325,925)
    Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities
      Depreciation and Amortization                                                                  0               5,588
      Equity in net losses of unconsolidated affiliates                                        238,342           1,163,455
      Non cash operating expenses (income)                                                     (29,282)            212,510
      Net loss from discontinued operations                                                          0             422,232
      Gain on disposal of unconsolidated affiliate                                            (756,669)                  0
      Loss in marketable securities and investments                                                  0              27,379
      Write-down of Notes Receivable                                                                 0             633,286
                                                                                        --------------       -------------

                                                                                              (170,122)            138,525
                                                                                        --------------       -------------
    Changes in non-cash operating assets and liabilities:
      (Increase) decrease in receivable and other assets                                        (1,661)             69,054
      Increase (Decrease) in accounts payable and accrued liabilities                            7,142            (331,850)
                                                                                        --------------       --------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                                                   (164,641)           (124,271)
                                                                                        --------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds of notes payable                                                                      0              60,000
      Repayment of Notes Payable                                                              (287,193)                  0
                                                                                        --------------       -------------

NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES                                     (287,193)             60,000
                                                                                        --------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from sale of investment (Note 9)                                             2,709,463                   0
       Repayment of Notes Receivable                                                           200,000                   0
                                                                                        --------------       -------------
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                                              2,909,463                   0
                                                                                        --------------       -------------

NET INCREASE (DECREASE) IN CASH                                                              2,457,629             (64,271)
CASH AND CASH EQUIVALENTS - Beginning of Year                                                    7,356              71,627
                                                                                        --------------      --------------
CASH AND CASH EQUIVALENTS - End of Year                                                 $    2,464,985      $        7,356
                                                                                        ==============      ==============


For supplemental disclosure information for the Consolidated Statement of Cash flows, see note 12.

--------------------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001




              1.           ORGANIZATION AND BASIS OF PRESENTATION

Description of Business: InterUnion Financial Corporation ("IUFC") and its subsidiaries (collectively the "Company") are engaged in financial services with activities in investment banking business, in particular, the investment management business.

Principles of Consolidation: The consolidated financial statements include the accounts of IUFC and all wholly owned and majority owned subsidiaries from their respective dates of acquisition, after the elimination of all significant inter-company transactions and balances. At March 31, 2002 (March 31, 2001 - refer to note 9), the consolidated subsidiary of IUFC is InterUnion Merchant Group Inc. ("IUMG"). Investments in affiliates, representing 20% to 50% of the ownership, are accounted for under the equity method. Under the equity method, the Company records its proportionate share of income (loss) of the affiliate (net of the amortization of the excess of the purchase price over the net assets acquired) to results of operations, with this amount either added to (deducted from) the cost of the investment. Dividends received from affiliates which are accounted for on the equity basis are deducted from the carrying value of the investment. Equity method affiliates were InterUnion Asset Management Limited (Note 9) and its subsidiaries; Black Investment Management Limited, Guardian Timing Services Limited, Leon Frazer, Black & Associates Limited, The Glen Ardith-Frazer Corporation, and P.J. Doherty & Associates Co. Ltd. Investments in companies representing less than 20% ownership are accounted for under the cost method.

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

Long-lived Assets: As prescribed by the Statement of Financial Accounting (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", the Company assesses the recoverability of its long-lived assets by determining whether the asset balance can be recovered over the remaining depreciation or amortization period through projected undiscounted future cash flows. Any impairment in the value of the long lived assets is provided in the year the long lived asset is considered impaired



--------------------------------------------------------------------------------
/Continued...
                                                                             F-8

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

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

Impact of Recent Accounting Pronouncement: In June 2001, SFAS No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") were issued. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The company was not involved in any business combination after June 30, 2001 and therefore this pronouncement has no impact on the company's operational or financial position.

SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated lives to their residual values, and be reviewed for impairment in accordance with the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The company has evaluated the effects of this pronouncement and has determined that there is no material impact on the company's operations or financial position.

In October 2001, SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for long-lived assets to be disposed of" was issued. SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. At this time, management does not expect this pronouncement to have a material effect on the company's operations or financial position.



--------------------------------------------------------------------------------
/Continued...

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


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

Earnings per Share: Net earnings (loss) per share is reported in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements of earnings, for all entities with complex capital structures. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion is anti-dilutive. Fully diluted loss per share is not provided, as the effect will be anti-dilutive.

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

Comprehensive Income: The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is net income plus certain items that are recorded directly to shareholders' equity bypassing net income. The only component of comprehensive income for fiscal 2001 related to foreign currency translation on discontinued operations.

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


--------------------------------------------------------------------------------
Continued...

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


--------------------------------------------------------------------------------


3.  PROPERTY AND EQUIPMENT

                                                           March 31
                                                    ----------------------
                                                     2002            2001
                                                    ------          ------
         Computer hardware and software             $4,499          $4,499

         Furniture, fixtures and equipment           2,506           2,506
         Leasehold improvements                      1,735           1,735
                                                    ------          ------
                  Total cost                         8,740           8,740
         Less: accumulated amortization              8,740           8,740
                                                    ------          ------
                                                    $    0          $    0
                                                    ======          ======

Amortization expense amounted to $5,588 for the year ended March 31, 2001.

4.  NOTES RECEIVABLE

                                                                                            2002              2001
                                                                                          --------          --------

         Notes Receivable from Credifinance Capital Corp. (CFCC) bearing
         Interest @ 3% per annum with no maturity date. This note is unsecured            $717,598          $891,290

                        Less: current portion                                                    0                 0
                                                                                          --------          --------
                                                          Non-current portion             $717,598          $891,290
                                                                                          ========          ========

5.  NOTES PAYABLE                                                            2002              2001
                                                                           --------          --------
         Note payable by IUMG to CFCC
         bearing interest @ 3% per annum with no maturity date             $      0          $227,193
         Note payable by IUFC within one year to RIF Capital Inc.
         bearing no interest rate                                                 0            60,000
                                                                           --------          --------
                                                                                  0           287,193

                   Less: current portion                                          0            60,000
                                                                           --------          --------
                   Long-term portion                                       $      0          $227,193
                                                                           ========          ========



         During fiscal 2002, the Note Payable by IUMG to CFCC for $227,193 was paid in full. The Note Payable by IUFC to RIF Capital Inc for $60,000 was also paid in full in fiscal 2002.




--------------------------------------------------------------------------------
/Continued...                                                             F - 11

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001



--------------------------------------------------------------------------------


6.  EQUITY INVESTMENT IN INTERUNION ASSET MANAGEMENT LIMITED




    On January 25th, 1999, the Company reorganised its investment management interest in order to have them all under one holding company, InterUnion Asset Management Limited ("IUAM"). The Company's interest at the time of the reorganisation were:

                                                     Directly      Indirectly
                                                     --------      ----------

         Black Investment Management Limited            45.0%           --
         Guardian Timing Services Limited              100.0%           --
         Leon, Frazer, Black & Associates Ltd.          33.3%          14.4%
         The Glen Ardith-Frazer Corporation            100.0%           --

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

    IUAM's interest in the following companies as of March 31, 2001, was as follows:

                                                  Ownership Interest
                                                  ------------------
         Black Investment Management Limited             53.2%
         Guardian Timing Services Limited               100.0%
         Leon, Frazer & Associates Ltd.                  76.5%
         The Glen Ardith-Frazer Corporation             100.0%
         P.J. Doherty & Associates Co. Ltd               75.0%



    The following is summarised information from IUAM's Audited Consolidated Financial Statements for the year ended March 31, 2001

                                                      March 31, 2001
                                                      --------------
         Current assets                                  1,821,292
         Non-current assets, excluding goodwill          1,249,204
         Goodwill                                        5,798,410
         Current liabilities                               513,489
         Non-current liabilities                         2,353,620





--------------------------------------------------------------------------------
/Continued...                                                             F - 12

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


-------------------------------------------------------------------------------

Continued from page F - 12




         Minority interests                                 85,598
         Revenues                                        4,052,965
         Operating Expenses                              4,201,643
         Net loss for the year                          (2,761,919)

    Information as to this and other unconsolidated investments is included in
    Note 14.

    From September 30, 2000 to December 20, 2001, the only investment asset on which InterUnion was reporting is its minority interest in InterUnion Asset Management Limited (IUAM), which was subsequently disposed (Note 9).

7.  CAPITAL STOCK

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

During fiscal 2002 the company issued 16,575 common shares in settlement of a liability to a Director (Note 11).






--------------------------------------------------------------------------------
/Continued...                                                             F - 13

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


--------------------------------------------------------------------------------


8. STOCK OPTIONS

         The Company currently issues stock options at the direction of the Board of Directors. To date, non-qualified stock options have been granted to selected key employees under terms and conditions determined by the Board of Directors at the time the options are issued. Presented below is a summary of stock option plan activity:

                                                         Wt. Avg.                         Wt. Avg.
                                                         Exercise         Options         Exercise
                                         Number           Price         Exercisable        Price
                                        --------         --------       -----------       --------
         Balance, March 31, 2000         335,000         $   4.00         335,000         $   4.00
         Cancelled                             0             4.00               0             4.00
                                        --------         --------        --------         --------
         Balance, March 31, 2001         335,000             4.00         335,000             4.00
         Cancelled                       (85,000)            4.00         (85,000)            4.00
                                        --------         --------        --------         --------
         Balance, March 31, 2002         250,000         $   4.00         250,000         $   4.00
                                        ========         ========        ========         ========

         Options outstanding and exercisable at March 31, 2002 are as follows:

                                        Outstanding                                                Exercisable
          --------------------------------------------------------------------------------    -------------------------
                                                           Wt. Avg.          Wt. Avg.                          Wt. Avg.
                                         Expiry           Remaining          Remaining                         Exercise
          Price        Number             Date               Life          Exercise Price      Number           Price
         --------      -------         ----------         -----------      --------------      -------         --------
         $   4.00       50,000         Sept. 2003         Less than 1         $   4.00          50,000         $   4.00
             4.00      200,000         May 2005           Less than 3             4.00         200,000             4.00

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


                                                                  2002
                                                                  ----
                  Expected life of the option                  1 - 3 years
                  Risk free interest rate                           5.0%
                  Expected volatility                             100.0%
                  Expected dividend yield                           0.0%







--------------------------------------------------------------------------------
/Continued...                                                             F - 14

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


--------------------------------------------------------------------------------


Continued from page F-14


         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. As at March 31, 2002, the shares of IUFC were trading below the exercise price of the option at $4.00 per share. As a result, the options are out of money, have no intrinsic value, and have no impact on the earnings per share. Therefore there is no compensation cost for the Company's stock option plan to recognize based upon the fair value on the grant date under the methodology prescribed by SFAS No. 123, and the Company's income from operations and earnings per share would not have been impacted.

         For fiscal 2001 the basic loss per share and diluted loss per share are the same due to anti-dilution effect of options.

9.    SALE OF ASSETS AND DISCONTINUATION OF OPERATIONS:

         During fiscal 2002, the Company sold its 42.8% owned subsidiary, InterUnion Asset Management Limited (IUAM), to a non related party.

         Effective December 20, 2001, the Company has no interest in IUAM. The share of equity in net losses of IUAM for the nine months to December 20, 2001 was $238,342 which is shown separately in the consolidated statements of operations. As a result of the disposal of IUAM as of December 20, 2001, the Company reported a gain on disposal of $756,669.

         During fiscal 2001, the Company sold its investment banking subsidiary, Credifinance Capital Corp. (Delaware) ("CFCC") to its majority shareholder RIF Capital Inc. (RIF), as described in note No. 11. The transaction was made effective September 30, 2000 and was approved by the shareholders of the Company at the Company's Annual and Special Shareholders meeting in November 2000. CFCC was 100% owner of Credifinance Capital Inc. (Toronto, Ontario), and Credifinance Securities Limited (Toronto, Ontario). As a result of sale of CFCC to RIF Capital Inc, the Company, effective September 30, 2000 is no longer involved in investment banking and stock brokerage activities. There were no income taxes applicable to the income from operations of discontinued subsidiary and the loss on disposal.






--------------------------------------------------------------------------------
/Continued...                                                             F - 15

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


--------------------------------------------------------------------------------



10.   INCOME TAXES

The Company files US Federal income tax returns for its US operations. Separate income tax returns are filed, as locally required, for each of its foreign subsidiaries.

There was no provision for income taxes for the years ended March 31, 2002 and 2001.

The total provision for income taxes differs from that amount which would be computed by applying the United States federal income tax rate to income (loss) before provision for income taxes. The reasons for these differences are as follows:

Year Ended March 31,                                    2002                                  2001
                                             ----------------------------          ---------------------------
                                              Amount                %               Amount               %
                                             ---------          ---------          ---------          --------
Statutory income tax rate (recovery)         $  85,000              22.52           (395,000)           (16.98)
Use of losses carried forward                  (85,000)            (22.52)                 0              0
Non-deductible items                                 0                  0              1,125              0.05
Allowance adjustment                                 0                  0            393,875             16.93
                                             ---------          ---------          ---------          --------
Net taxes and effective rate                 $       0                  0          $       0              0
                                             =========          =========          =========          ========




--------------------------------------------------------------------------------
/Continued...                                                             F - 16

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


--------------------------------------------------------------------------------


Continued from page F-16


The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry-forwards. Temporary differences and carry-forwards, which give rise to deferred tax assets and liabilities are as follows:

                                                  March 31, 2002                         March 31, 2001
                                        --------------------------------          -------------------------------
                                         Component           Tax Effect            Component           Tax Effect
                                        -----------          -----------          -----------          -----------

Net operating losses - domestic         $   270,000          $    60,000          $ 1,746,000          $   392,000
Less valuation allowance                   (270,000)             (60,000)          (1,746,000)            (392,000)
                                        -----------          -----------          -----------          -----------
Net deferred asset                      $         0          $         0          $         0          $         0
                                        ===========          ===========          ===========          ===========
Net operating losses - foreign          $ 2,326,000          $   116,000          $ 2,326,000          $   116,000
Less valuation allowance                $(2,326,000)            (116,000)          (2,326,000)            (116,000)
                                        -----------          -----------          -----------          -----------
         Net deferred asset             $         0          $         0          $         0          $         0
                                        ===========          ===========          ===========          ===========

At March 31, 2002, the Company had cumulative net operating loss carry-forwards of approximately $270,000 and $2,326,000 in the United States and British Virgin Islands respectively. These amounts will expire in various years through 2011. The related deferred tax asset have been completely offset by a valuation allowance. The Company has no significant deferred tax liabilities.




--------------------------------------------------------------------------------
/Continued...                                                             F - 17

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


--------------------------------------------------------------------------------


11.   RELATED PARTY TRANSACTIONS:

         Directors, officers or employees of the Company may also be officers of and serve on the board of directors of companies in which IUFC or its subsidiaries have invested.

         Effective September 2000, as discussed in Note 9, the Company sold its investment banking subsidiary, CFCC to its majority shareholder, RIF Capital Inc. The income from operations of CFCC for the six months to September 2000, derived from revenues of approximately $1,258,000, was $358,169 which is shown as income from discontinued operations in a separate line in the consolidated statement of operations. However, as a result of disposal of discontinued assets of CFCC, the Company incurred a loss of $780,401. As a part of the discontinuation of CFCC operations, as of September 30, 2000, IUFC transferred the Notes Payable of $633,286 and its investment in B-Twelve Inc., at carrying value, to CFCC (Note 12).

         During the year ending March 31, 2001, the Company incurred an expense of $50,000 on account of Director's Fee. The fee was paid by issuing 16,575 common shares in the fiscal year 2002.

         During the year ending March 31, 2002 the Company earned interest income of $26,308 on the Note Receivable from CFCC (Note 4) and incurred interest expense of $5,278 on the Note Payable to RIF Capital Inc (Note 5).

         During the year ending March 31, 2002 the company paid $70,000 to RIF Capital Inc, its majority shareholder, as a fee for consulting services rendered.

12.   SUPPLEMENTAL CASH FLOW DISCLOSURE

         The following is additional information regarding the Consolidated Statement of Cash Flows:

                                                                                  2002               2001
                                                                                ----------         ----------

         Supplemental disclosure of cash flow information:
           Cash paid during the year for interest                               $    5,350         $   20,200
           Cash paid during the year for income taxes                               10,328             10,483
         Supplemental disclosure of non-cash financing and investing:
           Liabilities paid by issuing common stock                                 50,000                  0
         Shares of B-12 Inc. transferred       at carrying value
         in exchange for notes receivable                                                0          1,228,607
         Note payable to co-developers of Receptagen Ltd assumed by
         CFCC in exchange for notes payable to CFCC                                      0            633,286
         Notes receivable settled by repossessing Company's
           243,750 common shares                                                         0            150,000
           1,500,000 preferred shares converted into common shares
           at the rate of 1 to 10                                                        0            150,000





--------------------------------------------------------------------------------
/Continued...                                                             F - 18

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


--------------------------------------------------------------------------------



13.   SEGMENT INFORMATION


         The following tables summaries the revenues, operating income (losses) from continuing operations and identifiable assets by geographical area.

                                                          United                          Adjustments &
                                        Canada            States             Other         Elimination      Consolidated
                                      -----------       -----------       -----------     -------------     ------------

For the year ended and as of March 31, 2002

Revenue from
  unaffiliated customers              $         0       $    39,928       $         0      $         0       $    39,928
Revenue from
  Inter-segments                                0                 0                 0                0                 0
                                      -----------       -----------       -----------      -----------       -----------
Total revenue                                   0            39,928                 0                0            39,928
                                      ===========       ===========       ===========      ===========       ===========
Depreciation
& Amortization                                  0                 0                 0                0                 0
                                      ===========       ===========       ===========      ===========       ===========
Operating profit                                0            39,928                 0                0            39,928
                                      ===========       ===========       ===========      ===========       ===========
General corporate
  expenses                                 (1,426)         (173,992)                0                0          (175,418)
Interest expenses, net                          0            (5,350)                0                0            (5,350)
Disposal of Equity Investment                   0           518,327                 0                0           518,327
                                      -----------       -----------       -----------      -----------       -----------
Income from continuing
  Operations before provision
   for income taxes                        (1,426)          378,913                 0                0           377,487
Profit (Loss) from Discontinued
Operations                                      0                 0                 0                0                 0
                                      -----------       -----------       -----------      -----------       -----------
Net income (loss) for the period           (1,426)          378,913                 0                0           377,487
                                      ===========       ===========       ===========      ===========       ===========
Identifiable assets                   $     6,857       $ 3,239,798       $         0           (8,283)      $ 3,238,372
                                      ===========       ===========       ===========      ===========       ===========

For the year ended and as of March 31, 2001

Revenue from
unaffiliated customers                $        57       $   332,972       $         0      $         0       $   333,029
Revenue from Inter-segments                     0                 0                 0                0                 0
                                      -----------       -----------       -----------      -----------       -----------
Total revenue                                  57           332,972                 0                0           333,029
                                      ===========       ===========       ===========      ===========       ===========
Depreciation
& Amortization                                  0             5,588                 0                0             5,588
                                      ===========       ===========       ===========      ===========       ===========
Operating profit                               57           327,384                 0                0           327,441
                                      ===========       ===========       ===========      ===========       ===========
General corporate
expenses                                 (32,021)        (2,175,514)                0                0        (2,207,535)
Interest expenses, net                     (3,399)          (20,200)                0                0           (23,599)
                                      -----------       -----------       -----------      -----------       -----------
Income from continuing
Operations before provision
for income taxes                          (35,363)       (1,868,330)                0                0        (1,903,693)
Loss from Discontinued
Operations                                      0          (422,232)                0                0          (422,232)
                                      -----------       -----------       -----------      -----------       -----------
Net income (loss) for the period          (35,363)       (2,290,562)                0                0        (2,325,925)
                                      ===========       ===========       ===========      ===========       ===========
Identifiable assets                   $     4,005       $ 3,618,092       $         0      ($  477,762)      $ 3,144,335
                                      ===========       ===========       ===========      ===========       ===========





--------------------------------------------------------------------------------
/Continued...                                                             F - 19

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


--------------------------------------------------------------------------------




14.    INVESTMENT IN UNCONSOLIDATED COMPANIES:

It is a Company policy to account for investments in unconsolidated companies on a cost basis if the investment of the Company is below 20% of equity of the investee company. If the ownership of the equity of the investee company is between 20% to 50% then investment is accounted for on an equity basis.

The company's investment in the unconsolidated companies and their respective ownership are shown below:

Company                                        % of Ownership                     Amount of investment
-------                                     ----------------------             -----------------------
                                            2002              2001             2002               2001
                                            ----              ----             ----               ----
InterUnion Asset Management Inc.                  0%            42.8%       $        0         $2,191,135
                                         ----------        ----------       ----------         ----------

There was no difference between the Company's carrying value of the investments and its proportionate interest in the underlying net assets. During the third quarter of fiscal 2002, the company sold its investment in IUAM (Note 9).

15.      CONTINGENCIES:

From time to time the Company is exposed to claims and legal actions in the normal course of business, some of which are initiated by the Company. At March 31, 2002, management believes that any such outstanding issues will be resolved without significantly impairing the financial condition of the Company.

16.   WRITE DOWN OF INVESTMENT

During the fiscal year 2000, InterUnion Merchant Group Inc., a wholly owned subsidiary of the Company, had an investment of $1,231,618 in Receptagen Ltd., a Canadian based Company, and the Company had a direct investment of $49,805. Due to the uncertain future of Receptagen Ltd., the Company decided to write down value of its investment to the market value of Receptagen Ltd. shares as of March 31, 2000. This caused a write down of investment to $ 30,089. Due to this the Company recorded an unrealised loss in 2000 of $1,251,334. In fiscal 2001, the above investment was sold resulting in a further loss of $27,379.

17.   WRITE DOWN OF NOTES RECEIVABLE:

During the fiscal year 2001, the Company wrote down notes receivable of $633,286 from Receptagen Limited as management considered this amount unrecoverable.

18.   COMPARATIVE FIGURES:

Certain comparative figures have been reclassified to conform with the basis of presentation adopted in the current fiscal year.





--------------------------------------------------------------------------------
                                                                          F - 20