Form 10QSB
period 2002-06-30
INTERUNION FINANCIAL CORP
filed 2002-08-06
CIK 924805

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2002


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



  ----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares - 1,916,549 as of June 30, 2002.

Transitional Small Business Disclosure Format (Check One)  Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        INTERUNION FINANCIAL CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                        FOR THE PERIOD ENDED JUNE 30, 2002

                                                                Three Months Ended         Twelve Months Ended
                                                             -----------------------     -----------------------
                                                             30-Jun-02     30-Jun-01     31-Mar-02     31-Mar-01
                                                             ---------     ---------     ---------     ---------
REVENUES
   Investment banking                                                0             0        13,134       272,957
   Interest income                                               7,469           486        26,794        60,072
                                                             ---------     ---------     ---------     ---------
                                                                 7,469           486        39,928       333,029
                                                             ---------     ---------     ---------     ---------
EXPENSES
   Selling, general and administration                          25,296        15,383       166,901       366,607
   Write-down of Notes Receivable                                    0             0             0       633,286
   Amortization and depreciation                                     0             0             0         5,588
   Foreign exchange loss (gain)                                (34,044)            0          8517        16,808
   Writedown in investment                                           0             0             0        27,379
   Trading Loss                                                 12,012             0             0             0
   Interest                                                          0             0         5,350        23,599
                                                             ---------     ---------     ---------     ---------
                                                                 3,264        15,383       180,768     1,073,267
                                                             ---------     ---------     ---------     ---------
PROFIT (LOSS) FROM CONTINUING OPERATIONS BEFORE
UNDERNOTED ITEMS AND DISCONTINUED OPERATIONS                     4,205       (14,897)     (140,840)     (740,238)
                                                             ---------     ---------     ---------     ---------
DISPOSAL OF EQUITY INVESTMENT
Equity in net losses of unconsolidated affiliate                     0      (455,596)     (238,342)   (1,163,455)
Gain on disposal of unconsolidated affiliate                         0             0       756,669             0
                                                             ---------     ---------     ---------     ---------
                                                                     0      (455,596)      518,327    (1,163,455)
                                                             ---------     ---------     ---------     ---------
INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                     4,205      (470,493)      377,487    (1,903,693)
                                                             ---------     ---------     ---------     ---------
DISCONTINUED OPERATIONS
Income from operations of discontinued subsidiary                    0             0             0       358,169
Loss on disposal of subsidiary                                       0             0             0      (780,401)
                                                             ---------     ---------     ---------     ---------
LOSS FROM DISCONTINUED OPERATIONS                                    0             0             0      (422,232)
                                                             ---------     ---------     ---------     ---------
NET INCOME (LOSS) FOR THE YEAR                                   4,205      (470,493)      377,487    (2,325,925)
                                                             =========     =========     =========    ==========


EARNINGS (LOSS) PER COMMON SHARE - Basic and Diluted

   Weighted average common shares outstanding                1,916,549     1,948,687     1,916,421     1,153,759
   Basic earnings (loss) per share                               0.002        (0.241)        0.197        (2.016)
   Diluted earnings per share                                    0.002             0         0.197             0
   Income (loss) before Discontinued Operations per share        0.002        (0.241)        0.197        (1.650)
   Loss from Discontinued Operations per Share                       0             0             0        (0.366)

See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                               AS AT JUNE 30, 2002

                                                         As at June 30                 As at March 31
                                                   -------------------------     -------------------------
                                                      2002           2001           2002           2001
                                                   ----------     ----------     ----------     ----------
CURRENT ASSETS:
   Cash and cash equivalents                        1,648,720          9,046      2,464,985          7,356
   Marketable Securities                              104,500                             0              0
   Receivables                                              0              0              0              0
   Receivable from affiliates                          41,226         54,791         41,226         41,652
   Refundable income taxes                              7,502            835          7,502          7,502
   Prepaid expenses and other current assets            6,249          5,400          7,061          5,400
   Notes receivable, current portion                  702,342              0              0              0
   Assets of discontinued operations                        0              0              0              0
                                                   ----------     ----------     ----------     ----------
   Total Current Assets                             2,510,540         70,072      2,520,774         61,910
                                                   ----------     ----------     ----------     ----------

NON-CURRENT ASSETS:
   Property and equipment, net                              0              0              0              0
   Notes receivable, non-current portion              722,684        878,150        717,598        891,290
   Investment in unconsolidated affiliates                  0      1,735,539              0      2,191,135
                                                   ----------     ----------     ----------     ----------
   Total Non-Current Assets                           722,684      2,613,689        717,598      3,082,425
                                                   ----------     ----------     ----------     ----------
       TOTAL ASSETS                                 3,233,223      2,683,761      3,238,372      3,144,335
                                                   ==========     ==========     ==========     ==========
   LIABILITIES
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities            36,918         74,050         46,272         89,130
   Due to affiliates                                        0          3,399              0          3,399
   Note Payable, current portion                            0         85,000              0         60,000
                                                   ----------     ----------     ----------     ----------
       Total Current  liabilities                      36,918        162,449         46,272        152,529
                                                   ----------     ----------     ----------     ----------
NON-CURRENT LIABILITIES:
NOTES PAYABLE, long-term portion                            0        227,193              0        227,193
                                                   ----------     ----------     ----------     ----------
       Total Liabilities                               36,918        389,642         46,272        379,722
                                                   ----------     ----------     ----------     ----------
SHAREHOLDERS' EQUITY:
   Capital stock and additional paid-in capital    10,666,293     10,616,293     10,666,293     10,616,293
   Cumulative translation adjustment                        0              0              0              0
   Accumulated deficit                             (7,469,988)    (8,322,174)    (7,474,193)    (7,851,680)
                                                   ----------     ----------     ----------     ----------
   Total shareholders' equity                       3,196,305      2,294,119      3,192,100      2,764,613
                                                   ----------     ----------     ----------     ----------
   Total Liabilities and Shareholder's Equity       3,233,223      2,683,761      3,238,372      3,144,335
                                                   ==========     ==========     ==========     ==========

See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
            UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               AS AT JUNE 30, 2002

                                                          As at June 30                 As at March 31
                                                    -------------------------     -------------------------
                                                       2002           2001           2002           2001
                                                    ----------     ----------     ----------     ----------

CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL
   Class A Preferred Stock, $0.10 par value
      Authorized - 1,500,000 shares
      Issued and outstanding - None                          0              0              0              0
   Class B Preferred Stock, $0.10 par value
      Authorized - 1,000 shares
      Issued and outstanding - None                          0              0              0              0
   Class C Preferred Stock, $0.10 par value
      Authorized - 1,000 shares
      Issued and outstanding - None                          0              0              0              0
   Common Stock, $0.001 par value
      Authorized - 5,000,000 Shares
      Issued and outstanding - 1,916,549 in 2002
         and 1,899,974 in 2001                          19,165         18,999         19,165         18,999
   Additional Paid-in Capital                       10,647,128     10,597,294     10,647,128     10,597,294

 ACCUMULATED DEFICIT                                (7,469,988)    (8,322,174)    (7,474,193)    (7,851,680)
                                                    ----------     ----------     ----------     ----------
 TOTAL SHAREHOLDERS' EQUITY                          3,196,305      2,294,119      3,192,100      2,764,613
                                                    ==========     ==========     ==========     ==========

See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE PERIOD ENDED JUNE 30, 2002

                                                                         Three Months Ended         Twelve Months Ended
                                                                      -----------------------     -----------------------
                                                                      30-Jun-02     30-Jun-01     31-Mar-02     31-Mar-01
                                                                      ---------     ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Income (Loss) before discontinued operations                              4,205      (470,493)      377,487    (1,903,693)
Loss from discontinued operations                                             0             0             0      (422,232)
                                                                      ---------     ---------     ---------     ---------
Total:                                                                    4,205      (470,493)      377,487    (2,325,925)
   Adjustment to reconcile net loss to net
      cash provided by (used in) operating activities
   Depreciation and amortization                                              0             0             0         5,588
   Equity in net losses of unconsolidated affiliate                           0       455,596       238,342     1,163,455
   Non cash operating expenses (income)                                       0             0       (29,282)      212,510
   Net (income) loss from discontinued operations                             0             0             0       422,232
   Writedown of notes receivable                                              0             0             0       633,286
   (Gain) loss on disposal of affiliate/subsidiary                            0             0      (756,669)            0
   Loss in marketable securities                                              0             0             0        27,379
                                                                      ---------     ---------     ---------     ---------
                                                                          4,205       (14,897)     (170,122)      138,525
Changes in non-cash operating assets and liabilities:
   Decrease (increase) in Notes Receivable                                    0             0             0             0
   (Increase) decrease in marketable securities                        (104,500)            0             0             0
   (Increase) decrease in accounts receivable and other assets              812         6,667        (1,661)       69,054
   Increase (decrease) in accounts payable and accrued liabilities       (9,354)        9,920         7,142      (331,850)
                                                                      ---------     ---------     ---------     ---------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                            (108,837)        1,690      (164,641)     (124,271)
                                                                      ---------     ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of Notes Payable                                                 0             0      (287,193)            0
   Proceeds of notes payable                                                  0             0             0        60,000
                                                                      ---------     ---------     ---------     ---------
NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES                     0             0      (287,193)       60,000
                                                                      ---------     ---------     ---------     ---------
CASH FLOW FROM INVESTING ACTIVITIES
   Proceeds from sale of investment                                           0             0     2,709,463             0
   Repayment of Notes Receivable                                              0             0       200,000             0
   Investment in notes receivable                                      (707,428)            0             0             0
                                                                      ---------     ---------     ---------     ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                              (707,428)            0     2,909,463             0
                                                                      ---------     ---------     ---------     ---------
NET INCREASE (DECREASE) IN CASH                                        (816,265)        1,690     2,457,629       (64,271)
CASH AND CASH EQUIVALENTS - Beginning of Year                         2,464,985         7,356         7,356        71,627
                                                                      ---------     ---------     ---------     ---------
CASH AND CASH EQUIVALENTS - End of the period                         1,648,720         9,046     2,464,985         7,356
                                                                      =========     =========     =========     =========

 See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002

================================================================================

1. Interim information is un-audited; however, in the opinion of management, all adjustments necessary for a fair statement of interim results have been included in accordance with Generally Accepted Accounting Principles. All adjustments are of a normal recurring nature unless specified in a separate note included in these Notes to Un-audited Consolidated Financial Statements. The results for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2002, included in its Form 10-KSB for the year ended March 31, 2002.

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

During the year ending March 31, 2001, the Company incurred an expense of $50,000 on account of Director's Fee. The fee was paid by issuing 16,575 common shares in the fiscal year 2002. This increased the number of issued and outstanding common stock of the company to 1,916,549.


SALE OF ASSETS AND  DISCONTINUATION OF OPERATIONS

During the second quarter of fiscal 2001 ending September 30, 2000, the Company sold its investment banking subsidiary, Credifinance Capital Corp. (CFCC). Effective September 30, 2000, Credifinance Capital Corp. is no longer part of the Company. As a result of the disposal of the operations of Credifinance Capital Corp. as of September 30, 2000, the Company reported a profit of $358,169 from the discontinued operations. However, as a result of disposal of the discontinued assets of Credifinance Capital Corp., the Company incurred a loss of $780,401.

From September 30, 2000 to December 20, 2001, the only investment asset on which InterUnion was reporting its minority interest was in InterUnion Asset Management Limited (IUAM). IUFC owned 42.8% of IUAM until December 20, 2001.

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

================================================================================

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

(1)  OVERVIEW

During the 1st quarter of fiscal 2003 ending June 30, 2002, InterUnion had nil revenue from investment banking as a result of sale of its CFCC operations as of September 30, 2000. The Company's net profit for the quarter ending June 30, 02 was $4,205 ($0.002 per share), mainly due to a Foreign Exchange gain of $34,044.

Selected financial data from InterUnion's financial statements is (figures in 000's except per share data):

                                      3 mos. ended   3 mos. Ended   3 mos. ended
                                       Jun 30- 02     Jun 30- 01     Jun 30- 00
                                      ------------   ------------   ------------
     Working Capital                     2,473            (92)          1,443
     Cash Flow                            (816)             2             115
     Total Assets                        3,233          2,684          11,496
     Shareholders' Equity                3,196          2,294           5,025

     Common Share, #                     1,916          1,899           3,999
     Book Value Per Share                 1.67           1.21            1.26


(2)  NET REVENUES

For the first 3 months of fiscal 2003, InterUnion reported consolidated revenues of $7,469 versus $486 a year earlier, an increase of $6,983 or 1,436.83%.

(3)  EXPENSES

Selling, general and administration expenses for three months ending June 30, 2002, amounted to $25,296 as compared to $15,383 a year earlier, an increase of $9,913 or 64.44%.

(4)  NET INCOME FOR 3 MONTHS ENDING JUNE 30, 2002

Net profit for the 3 months ending June 30, 2002 was $4,205 (including a Foreign Exchange gain of $34,044) or $0.002 per share based on a weighted average number of shares of 1,916,549 versus a loss of $470,493 (including a loss from Disposal of Equity Investments of $455,596) or $0.241 per share based on a weighted average number of shares of 1,948,687 a year earlier.

The weighted average number of common shares outstanding for the three months ending June 30, 2002, is 1,916,549 versus 1,948,687 a year earlier.

================================================================================

(5)  NOTES RECEIVABLE, CURRENT PORTION

                                                        3 mos. ended  12 mos. ended
                                                         Jun 30 -02     Mar 31-02
                                                        ------------  -------------
     Notes Receivable from Credifinance Gestion (CFG)
     bearing Interest @ 5% per annum with a maturity
     date of March 31, 2003                               $100,836       $      0
     This Note is unsecured


     Notes Receivable from Credifinance Gestion (CFG)
     bearing Interest @ 5% per annum with a maturity
     date of September 30, 2002                            100,136              0
     This Note is unsecured

     Notes Receivable from Credifinance Gestion (CFG)
     bearing Interest @ 5% per annum with a maturity
     date of September 30, 2002                            501,370              0
     This Note is secured by a pledge agreement by CFG
     with the Security interest being 600,000 common
     stock of B Twelve Inc.
                                                          --------       --------
                                                          $702,342       $      0
                                                          ========       ========

(6)  LIQUIDITY AND CAPITAL RESOURCES

     Date                   Number of Shares       Amount         Type
     ----                   ----------------     ---------        ----
     May 1998                      17,002           68,008        Regulation "S"
     June 1998                     35,000          140,000        Regulation "S"
     July 1998                    262,142        1,048,568        Regulation "S"
     December 1998                 10,000           40,000        Regulation "S"
     February 1999                180,000          630,000        Regulation "S"
     March 1999                    25,000           87,500        Regulation "S"
     March 1999                     1,140            4,560        Regulation "S"
     November 1999                114,500           57,250        Regulation "S"
     November 1999              2,014,198          805,679        Regulation "S"
     September 2000            15,000,000          150,000        Regulation "S"
     April 2002                    16,575           50,000        Regulation "S"

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

================================================================================

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

In the opinion of management the financial statements for the period ending June 30, 2002 accurately reflect the operations of the Company and its subsidiaries. The Company has taken every reasonable step to ensure itself that its quarterly financial statements do not represent a distorted picture to anyone having a business reason to review such statements and who has also reviewed its previous audited annual financial statements for the year ended March 31, 2002.

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

During the year ending March 31, 2001, the Company incurred an expense of $50,000 on account of Director's Fee. The fee was paid by issuing 16,575 common shares in the fiscal year 2002. This increased the number of issued and outstanding common stock of the company to 1,916,549.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in the payment of principal or interest with respect to any senior indebtedness of InterUnion Financial Corporation.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5 - OTHER INFORMATION

None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

None.

================================================================================


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            InterUnion Financial Corporation
                                        ----------------------------------------
                                                     (Registrant)


Date August 06, 2002                    /s/ Georges Benarroch, Director
     ---------------                        ------------------------------------
                                                      (Signature)