Form 10QSB/A
period 2002-06-30
INTERUNION FINANCIAL CORP
filed 2002-08-13
CIK 924805

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

99.1 Certification Pursuant to 18 U.S.C. Section 1350.

================================================================================


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            InterUnion Financial Corporation
                                        ----------------------------------------
                                                     (Registrant)


Date August 13, 2002                    /s/ Georges Benarroch, Director
     ---------------                        ------------------------------------
                                                      (Signature)