Form 10QSB
period 2002-09-30
INTERUNION FINANCIAL CORP
filed 2002-11-15
CIK 924805

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                   For the transition period from _____________ to ____________

                   Commission file number _______________________________


                        INTERUNION FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)


Delaware                                                              87-0520294
--------                                                              ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
Incorporation or organization)


1232 N. Ocean  Way, Palm Beach, Fl                                         33480
----------------------------------                                         -----
(Address of principal executive offices)                              (Zip Code)


(561) 845-2849                                                    (561) 844-0517
---------------                                                   --------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares - 4,916,549 as of September 30, 2002.

Transitional Small Business Disclosure Format (Check One)  Yes [ ]  No [X]

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                        INTERUNION FINANCIAL CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE PERIOD ENDED SEPTEMBER 30, 02

                                                                          Three Months Ended               Six Months Ended
                                                                     --------------------------      --------------------------
                                                                     30-Sept-02      30-Sept-01      30-Sept-02      30-Sept-01
                                                                     ----------      ----------      ----------      ----------
REVENUES
           Investment banking                                            91,968               0          79,956               0
           Interest income                                                7,631          13,136          15,100          13,622
                                                                     ----------      ----------      ----------      ----------
                                                                         99,599          13,136          95,056          13,622
                                                                     ----------      ----------      ----------      ----------
EXPENSES
           Selling, general and administration                          385,865           8,187         411,161          23,570
           Write-down of Notes Receivable                                     0               0               0               0
           Amortization and depreciation                                      0               0               0               0
           Foreign exchange loss (gain)                                  19,696               0         (14,348)              0
           Writedown in investment                                            0               0               0               0
           Trading Loss                                                       0               0               0               0
           Interest                                                           9           2,029               9           2,029
                                                                     ----------      ----------      ----------      ----------
                                                                        405,570          10,216         396,822          25,599
                                                                     ----------      ----------      ----------      ----------

PROFIT (LOSS) FROM CONTINUING OPERATIONS BEFORE
  UNDERNOTED ITEMS AND DISCONTINUED OPERATIONS                         (305,971)          2,920        (301,766)        (11,977)
                                                                     ----------      ----------      ----------      ----------

DISPOSAL OF EQUITY INVESTMENT
Equity in net losses of unconsolidated affiliate                              0         (72,690)              0        (159,904)
Gain on disposal of unconsolidated affiliate                                  0               0               0               0
                                                                     ----------      ----------      ----------      ----------
                                                                              0         (72,690)              0        (159,904)
                                                                     ----------      ----------      ----------      ----------
NET INCOME (LOSS) FOR THE YEAR                                         (305,971)        (69,770)       (301,766)       (171,881)
                                                                     ==========      ==========      ==========      ==========

EARNINGS (LOSS) PER COMMON SHARE - Basic and Diluted
           Common shares outstanding                                  4,916,549       1,899,937       4,916,549       1,899,974
           Weighted average common shares outstanding                 3,408,352       1,899,974       3,408,352       1,899,974
           EPS - From Continuing Operations (Basic)                      (0.090)         (0.037)         (0.089)         (0.090)
           EPS - From Discontinuation                                         0               0               0               0
           EPS - Net Profit (Loss)                                       (0.090)         (0.037)         (0.089)         (0.090)


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                            AS AT SEPTEMBER 30, 2002

                                                                 As at September 30                     As at March 31
                                                                ----------------------------      ----------------------------
                                                                    2002             2001             2002             2001
                                                                -----------      -----------      -----------      -----------
CURRENT ASSETS:
  Cash and cash equivalents                                         161,130           21,923        2,464,985            7,356
  Marketable Securities                                                   0                0                0                0
  Receivables                                                             0                0                0                0
  Receivable from affiliates                                              0           67,928           41,226           41,652
  Refundable income taxes                                             7,503              835            7,502            7,502
  Prepaid expenses and other current assets                           3,871            5,400            7,061            5,400
  Notes receivable, current portion                                       0                0                0                0
  Assets of discontinued operations                                       0                0                0                0
                                                                -----------      -----------      -----------      -----------
  Total Current Assets                                              172,504           96,086        2,520,774           61,910
                                                                -----------      -----------      -----------      -----------

NON-CURRENT ASSETS:
  Property and equipment, net                                             0                0                0                0
  Notes receivable, non-current portion                                   0          878,150          717,598          891,290
  Investment in unconsolidated affiliates                                 0        2,031,232                0        2,191,135
                                                                -----------      -----------      -----------      -----------
  Total Non-Current Assets                                                0        2,909,382          717,598        3,082,425
                                                                -----------      -----------      -----------      -----------
       TOTAL ASSETS                                                 172,504        3,005,467        3,238,372        3,144,335
                                                                ===========      ===========      ===========      ===========

  LIABILITIES

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                           31,314           70,185           46,272           89,130
  Due to affiliates                                                       0            3,399                0            3,399
  Note Payable, current portion                                           0          111,958                0           60,000
                                                                -----------      -----------      -----------      -----------
       Total Current liabilities                                     31,314          185,542           46,272          152,529
                                                                -----------      -----------      -----------      -----------

NON-CURRENT LIABILITIES:

NOTES PAYABLE, long-term portion                                          0          227,193                0          227,193
                                                                -----------      -----------      -----------      -----------
       Total Liabilities                                             31,314          412,735           46,272          379,722
                                                                -----------      -----------      -----------      -----------

SHAREHOLDERS' EQUITY:
  Capital stock and additional paid-in capital                   10,966,293       10,616,293       10,666,293       10,616,293
  Accumulated deficit                                           (10,825,104)      (8,023,561)      (7,474,193)      (7,851,680)
                                                                -----------      -----------      -----------      -----------
  Total shareholders' equity                                        141,189        2,592,732        3,192,100        2,764,613
                                                                -----------      -----------      -----------      -----------
  Total Liabilities and Shareholder's Equity                        172,504        3,005,467        3,238,372        3,144,335
                                                                ===========      ===========      ===========      ===========

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
            UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            AS AT SEPTEMBER 30, 2002

                                                         Number of       Common        Additional      Accumulated        Total
                                                          Shares          Stock       Pd-in Capital      Deficit         Equity
                                                       ------------    ------------   -------------    ------------    ------------

CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL

 Class A Preferred Stock, $0.10 par value
  Authorized - 1,500,000 shares
  Issued and outstanding - None

 Class B Preferred Stock, $0.10 par value
  Authorized - 1,000 shares
  Issued and outstanding - None

 Class C Preferred Stock, $0.10 par value
  Authorized - 1,000 shares
  Issued and outstanding - None

 Common Stock, $0.001 par value
  Authorized - 5,000,000 Shares
  Issued and outstanding - 4,916,549 in 2002
  and 1,899,974 in 2001

 Balance April 1, 2001                                    1,899,974    $      1,899    $ 10,614,394    $ (7,851,680)   $  2,764,613
  Net Income                                                                                                377,487         377,487
  Issued on settlement of Directors Fee                      16,575              17          49,983               0          50,000
                                                       ------------    ------------    ------------    ------------    ------------
                                                          1,916,549           1,916      10,664,377      (7,474,193)      3,192,100
  Net Loss                                                                                                 (301,766)       (301,766)
  Dividends Paid                                                                                         (3,049,145)     (3,049,145)
  Issued on settlement of consulting fee                  3,000,000           3,000         297,000                         300,000
                                                       ------------    ------------    ------------    ------------    ------------
  TOTAL SHAREHOLDERS' EQUITY                              4,916,549    $      4,916    $ 10,961,377    $(10,825,104)   $    141,189
                                                       ============    ============    ============    ============    ============


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2002

                                                                                 Six Months Ended          Twelve Months Ended
                                                                            ------------------------    ------------------------
                                                                            30-Sept-02    30-Sept-01     31-Mar-02    31-Mar-01
                                                                            ----------    ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Income (Loss) before discontinued operations                                  (301,766)     (171,881)      377,487    (1,903,693)
Loss from discontinued operations                                                    0             0             0      (422,232)
                                                                            ----------    ----------    ----------    ----------
Total:                                                                        (301,766)     (171,881)      377,487    (2,325,925)
 Adjustment to reconcile net loss to net cash provided by (used in)
 operating activities
 Depreciation and amortization                                                       0             0             0         5,588
 Equity in net losses of unconsolidated affiliate                                    0       159,904       238,342     1,163,455
 Non cash operating expenses (income)                                          300,000       (13,136)      (29,282)      212,510
 Net (income) loss from discontinued operations                                      0             0             0       422,232
 Writedown of notes receivable                                                       0             0             0       633,286
 (Gain) loss on disposal of affiliate / subsidiary                                   0             0      (756,669)            0
 Loss in marketable securities                                                       0             0             0        27,379
                                                                            ----------    ----------    ----------    ----------
                                                                                (1,766)      (25,113)     (170,122)      138,525
Changes in non-cash operating assets and liabilities:
 (Increase) decrease in accounts receivable and other assets                    44,416         6,667        (1,661)       69,054
 Increase (decrease) in accounts payable and accrued liabilities               (14,958)      (18,945)        7,142      (331,850)
 Increase (decrease) in Notes/Loan Payable                                           0        51,958             0             0
                                                                            ----------    ----------    ----------    ----------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                                     27,692        14,567      (164,641)     (124,271)
                                                                            ----------    ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of Notes Payable                                                          0             0      (287,193)            0
 Proceeds of notes payable                                                           0             0             0        60,000
 Dividends Paid                                                             (2,549,145)            0             0             0
                                                                            ----------    ----------    ----------    ----------
NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES                   (2,549,145)            0      (287,193)       60,000
                                                                            ----------    ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of investment                                                    0             0     2,709,463             0
 Repayment of Notes Receivable                                                       0             0       200,000             0
 Repayment of long-term Notes Receivable                                       717,598             0             0             0
 Investment in short-term Notes Receivable                                    (500,000)            0             0             0
                                                                            ----------    ----------    ----------    ----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                      217,598             0     2,909,463             0
                                                                            ----------    ----------    ----------    ----------
NET INCREASE (DECREASE) IN CASH                                             (2,303,855)       14,567     2,457,629       (64,271)
CASH AND CASH EQUIVALENTS - Beginning of Year                                2,464,985         7,356         7,356        71,627
                                                                            ----------    ----------    ----------    ----------
CASH AND CASH EQUIVALENTS - End of the period                                  161,130        21,923     2,464,985         7,356
                                                                            ==========    ==========    ==========    ==========

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2002 the Financial Accounting Standards Board (`FASB') issued SFAS 145 "Rescission of FASB Statements No. 4, 44, and 64. Amendment of FASB Statement No. 13 and Technical Corrections". This pronouncement requires that gains or losses arising from early extinguishments of debt that are part of a company's recurring operation (i.e., a risk management strategy) would not be reported as extraordinary items. The statement also provides that modifications to a capital lease that make it operating lease be accounted for as a sale-leaseback.

In June 2002, the Financial Accounting Standards Board (`FASB') issued SFAS 146 "Accounting for costs associated with exit or disposal activities". This pronouncement replaces EmergingIssues Task Force (EITF) Issue No. 94-3 "Liability Recognition for certain employee termination benefits and other costs to exit an activity". It requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of commitment to an exit or disposal plan.

Management does not expect that the adoption of SFAS 145 and SFAS 146 will have a material effect on the Company's operations or financial position.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL

During the year ended March 31, 2001, the Company incurred an expense of $50,000 on account of Director's Fee. The fee was paid by issuing 16,575 common shares in the fiscal year 2002. This increased the number of issued and outstanding common stock of the company to 1,916,549.

During the three months ended September 30, 2002, the Company incurred an expense of $300,000 on account of a Service Agreement. The fee was paid by issuing 3,000,000 common shares in the fiscal year 2003. This increased the number of issued and outstanding common stock of the company to 4,916,549. The information was filed on Form S-8 dated August 26, 2002.

DIVIDENDS PAID

During the three months ended September 30, 2002 an extraordinary cash dividend of $2,549,010 ($1.33 per common share) was paid to the shareholders of record on August 23, 2002. Also, InterUnion has distributed as dividend 600,000 common shares of B Twelve Inc, which it acquired in settlement of a Note Receivable of $500,000. The shareholders received 0.3131 common shares of B Twelve Inc for each common share of InterUnion Financial Corp they owned and cash for any fractional shares that would have been issued.

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

================================================================================

SALE OF ASSETS AND DISCONTINUATION OF OPERATIONS

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

RELATED PARTY TRANSACTION

During the three months ended September 30, 2002 a fee was paid to Credifinance Capital Corp (CFCC), a company with common ownership, of $30,000 to act as the Paying Agent for IUFC's Dividends. Also, a $30,000 Management Fee was paid to Credifinance Securities Ltd (CFSL), a company with common ownership.

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING TRANSACTIONS

The following is additional information regarding the Consolidated Statement of Cash Flows:

                                                                            Sept 30 2002           Sept 30 2001
                                                                            ------------           ------------
Shares of B Twelve Inc received in settlement of Notes Receivable             $ 500,000             $       0

Distribution of B Twelve Inc shares to shareholders as dividend                 500,000                     0

Liabilities paid by issuing Common Stock                                        300,000                50,000

                        INTERUNION FINANCIAL CORPORATION

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

================================================================================

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

(1)  OVERVIEW

During the 2nd quarter of fiscal 2003 ending September 30, 2002, InterUnion had $91,968 revenue from investment banking. The Company's net loss for the quarter ending September 30, 2002 was $305,971 ($0.134 per share); and the net loss for the 6 months of fiscal 2003 ending September 30, 2002 was $301,766 ($0.133 per share).

Selected financial data from InterUnion's financial statements is (figures in 000's except shares and per share data):

                                                                    3 mos. ended     3 mos. Ended    3 mos. ended
                                                                     Sept 30-02       Sept 30-01      Sept 30-00
                                                                    ------------     ------------    ------------

Working Capital                                                             141             (89)             14
Cash Flow                                                                (2,304)             15             260
Total Assets                                                                173           3,005           4,666
Shareholders' Equity                                                        141           2,593           3,731

Common Share, #                                                       4,916,549       1,899,974       1,899,937
Book Value Per Share                                                       0.03            1.36            1.96

On August 9 2002, InterUnion has entered into a non-binding Letter of Intent (the "LOI") with Falcon Energy Holding Corporation ("Falcon"), a Delaware corporation with offices in Germany and Kazakhstan, for the proposed acquisition by InterUnion of all of the outstanding shares of two corporations to be incorporated by Falcon or an affiliate of Falcon, which will respectively hold, directly or indirectly, a 95% interest in the Kopa oil field in Kazakhstan ("Falcon Kopa BV"), and a 66.67% interest in the Aksaz, Dolinnoe and Emir oil fields in Kazakhstan ("Falcon Caspian BV"), (collectively, the "Acquisition"). Pursuant to the LOI, Falcon has agreed to pay a non-refundable deposit of $75,000 to InterUnion.

The proposed Acquisition was subject to conditions, such as due diligence; the receipt of $2,000,000 in firm commitments with respect to a private placement of Post-Consolidation Shares by 5:00 p.m. EST on August 30, 2002, and closing of such private placement on or prior to September 13, 2002; as well as all necessary regulatory and other approvals. The non binding letter of intent was cancelled on October 31, 2002 as Falcon did not meet the financing conditions.

(2)  NET REVENUES

For the first 6 months of fiscal 2003, InterUnion reported consolidated revenues of $95,056 versus $13,622 a year earlier, an increase of $81,434 or 597.81%. This was mainly due to $75,000 being received from Falcon Energy Holding Corporation ("Falcon").

                        INTERUNION FINANCIAL CORPORATION

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

================================================================================

(3)  EXPENSES

Selling, general and administration expenses for six months of fiscal 2003 until September 30, 2002, amounted to $411,161 as compared to $23,570 a year earlier, an increase of $387,591 or 1,644.43%. This was mainly due to a $300,000 consulting expense which occurred by issuing 3,000,000 InterUnion Financial common shares in-lieu of cash payment.

(4)  NET INCOME FOR 6 MONTHS ENDING SEPTEMBER 30, 2002

Net loss for the 6 months ending September 30, 2002 was $301,766 (including a Foreign Exchange gain of $14,348) or $(0.133) per share based on a weighted average number of shares of 2,276,381 versus a loss of $171,881 (including an equity loss from unconsolidated affiliate of $159,904) or $(0.090) per share based on a weighted average number of shares of 1,899,974 a year earlier.

The weighted average number of common shares outstanding for the six months ending September 30, 2002, is 2,276,381 versus 1,899,974 a year earlier.

(5)  NOTES RECEIVABLE, CURRENT PORTION

                                                                                        6 mos. ended          3 mos. ended
                                                                                         Sept 30-02            Jun 30-02
                                                                                        ------------          ------------
Notes Receivable from Credifinance Gestion (CFG) bearing Interest @ 5% per annum with a maturity date of March 31, 2003.
This Note is unsecured. The Note was paid off in July/02                                 $      0              $ 100,836

Notes Receivable from Credifinance Gestion (CFG) bearing
Interest @ 5% per annum with a maturity date of September 30, 2002.
This Note is unsecured. The Note was paid off in July/02                                        0                100,136

Notes Receivable from Credifinance Gestion (CFG) bearing
Interest @ 5% per annum with a maturity date of September 30, 2002.
This Note is secured by a pledge agreement by CFG with the Security interest being 600,000 common stock of B Twelve Inc. InterUnion Financial received the 600,000 common stock of B Twelve Inc in settlement of the debt.
InterUnion Financial in turn paid out the 600,000 shares to its shareholders
as part of the Dividend paid by the end of August 2002.                                          0                501,370
                                                                                         ---------             ----------
                                                                                         $       0             $  702,342
                                                                                         =========             ==========

                        INTERUNION FINANCIAL CORPORATION

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

================================================================================

(6)  NOTES RECEIVABLE, NON-CURRENT PORTION

                                                                                       6 mos. ended           12 mos. ended
                                                                                        Sept 30-02              Mar 31-02
                                                                                       ------------           -------------
Notes Receivable from Credifinance Capital Corp. (CFCC) bearing
Interest @ 3% per annum with no maturity date.
This Note is unsecured. This Note was paid off in Aug/02.                                 $      0               $ 717,598
                                                                                          ========               =========


(7)  LIQUIDITY AND CAPITAL RESOURCES

Date                                       Number of Shares                      Amount                           Type
----                                       ----------------                    ---------                     ----------------
May 1998                                         17,002                           68,008                      Regulation "S"
June 1998                                        35,000                          140,000                      Regulation "S"
July 1998                                       262,142                        1,048,568                      Regulation "S"
December 1998                                    10,000                           40,000                      Regulation "S"
February 1999                                   180,000                          630,000                      Regulation "S"
March 1999                                       25,000                           87,500                      Regulation "S"
March 1999                                        1,140                            4,560                      Regulation "S"
November 1999                                   114,500                           57,250                      Regulation "S"
November 1999                                 2,014,198                          805,679                      Regulation "S"
September 2000                               15,000,000                          150,000                      Regulation "S"
April 2002                                       16,575                           50,000                      Regulation "S"
August 2002                                   3,000,000                          300,000                      Regulation "S-8"


(8)  CONCLUDING REMARKS

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

                        INTERUNION FINANCIAL CORPORATION

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
================================================================================

(9)  CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATIONS

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

In the opinion of management the financial statements for the period ending September 30, 2002 accurately reflect the operations of the Company and its subsidiaries. The Company has taken every reasonable step to ensure itself that its quarterly financial statements do not represent a distorted picture to anyone having a business reason to review such statements and who has also reviewed its previous audited annual financial statements for the year ended March 31, 2002.

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

                        INTERUNION FINANCIAL CORPORATION

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
================================================================================

                           PART II - OTHER INFORMATION


ITEM 1 -- LEGAL PROCEEDINGS

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

In November 2000, in a special meeting of the shareholders' of the company it was resolved to execute a reverse split in the issued and outstanding common stock of the Company in the ratio of ten (10) to one (1). Consequently the number of issued and outstanding common stock of the Company was reduced to 1,899,974 in the 3rd quarter of fiscal 2001.

During the year ended March 31, 2001, the Company incurred an expense of $50,000 on account of Director's Fee. The fee was paid by issuing 16,575 common shares in the fiscal year 2002. This increased the number of issued and outstanding common stock of the company to 1,916,549.

During the three months ending September 30, 2002, the Company incurred an expense of $300,000 on account of a Service Agreement. The fee was paid by issuing 3,000,000 common shares in the fiscal year 2003. This increased the number of issued and outstanding common stock of the company to 4,916,549. The information was filed on Form S-8 dated August 26, 2002.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in the payment of principal or interest with respect to any senior indebtedness of InterUnion Financial Corporation.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 -- OTHER INFORMATION

None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

99.1   Certification Pursuant to 18 U.S.C. Section 1350.

                        INTERUNION FINANCIAL CORPORATION

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
================================================================================


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

                                            InterUnion Financial Corporation
                                            --------------------------------
                                                       (Registrant)


Date      November 14, 2002                 /s/  Georges Benarroch, Director
                                            ----------------------------------
                                                        (Signature)