Form 10QSB
period 2002-12-31
INTERUNION FINANCIAL CORP
filed 2003-02-14
CIK 924805

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended December 31, 2002

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


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares - 4,916,549 as of December 31, 2002.

Transitional Small Business Disclosure Format (Check One) Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        INTERUNION FINANCIAL CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE PERIOD ENDED DECEMBER 31, 2002

                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        -----------------------     -----------------------
                                                        31-DEC-02     31-DEC-01     31-DEC-02     31-DEC-01
                                                        ---------     ---------     ---------     ---------
REVENUES
   Investment banking                                           0             0        79,956             0
   Interest income                                              0         6,586        15,100        20,208
                                                        ---------     ---------     ---------     ---------
                                                                0         6,586        95,056        20,208
                                                        ---------     ---------     ---------     ---------
EXPENSES
   Selling, general and administration                     48,022        95,854       459,183       119,424
   Foreign exchange loss (gain)                              (299)            0       (14,647)            0
   Interest                                                     0         1,941             9         3,970
                                                        ---------     ---------     ---------     ---------
                                                           47,723        97,795       444,545       123,394
                                                        ---------     ---------     ---------     ---------
PROFIT (LOSS) FROM CONTINUING OPERATIONS BEFORE
UNDERNOTED ITEMS AND DISCONTINUED OPERATIONS              (47,723)      (91,209)     (349,489)     (103,186)
                                                        ---------     ---------     ---------     ---------
DISPOSAL OF EQUITY INVESTMENT
Equity in net losses of unconsolidated affiliate                0       (78,438)            0      (238,342)
Gain on disposal of unconsolidated affiliate                    0       756,669             0       756,699
                                                        ---------     ---------     ---------     ---------
                                                                0       678,231             0       518,357
                                                        ---------     ---------     ---------     ---------
NET INCOME (LOSS) FOR THE YEAR                            (47,723)      587,022      (349,489)      415,171
                                                        =========     =========     =========     =========
EARNINGS (LOSS) PER COMMON SHARE - Basic and Diluted
   Common shares outstanding                            4,916,549     1,899,974     4,916,549     1,899,974
   Weighted average common shares outstanding           3,408,352     1,899,974     3,408,352     1,899,974
   EPS - From Continuing Operations (Basic)                (0.014)       (0.048)       (0.102)       (0.054)
   EPS - From Discontinuation                                   0         0.357             0          .273
   EPS - Net Profit (Loss)                                 (0.014)        0.309        (0.102)         .218

See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2002

                                                       AS OF DECEMBER 31              AS OF MARCH 31
                                                  --------------------------    --------------------------
                                                      2002           2001           2002           2001
                                                  -----------    -----------    -----------    -----------
CURRENT ASSETS:
   Cash and cash equivalents                          115,247      2,042,945      2,464,985          7,356
   Receivables                                              0        679,012              0              0
   Receivable from affiliates                           3,165         74,513         41,226         41,652
   Refundable income taxes                              7,503            835          7,502          7,502
   Prepaid expenses and other current assets            3,002          5,400          7,061          5,400
                                                  -----------    -----------    -----------    -----------
   Total Current Assets                               128,917      2,802,705      2,520,774         61,910
                                                  -----------    -----------    -----------    -----------
NON-CURRENT ASSETS:
   Notes receivable, non-current portion                    0        878,150        717,598        891,290
   Investment in unconsolidated affiliates                  0              0              0      2,191,135
                                                  -----------    -----------    -----------    -----------
   Total Non-Current Assets                                 0        878,150        717,598      3,082,425
                                                  -----------    -----------    -----------    -----------
      TOTAL ASSETS                                    128,917      3,680,855      3,238,372      3,144,335
                                                  ===========    ===========    ===========    ===========
LIABILITIES
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities            35,451        156,610         46,272         89,130
   Due to affiliates                                        0          3,399              0          3,399
   Note Payable, current portion                            0        113,899              0         60,000
                                                  -----------    -----------    -----------    -----------
      Total Current  liabilities                       35,451        273,908         46,272        152,529
                                                  -----------    -----------    -----------    -----------
NON-CURRENT LIABILITIES:
NOTES PAYABLE, long-term portion                            0        227,193              0        227,193
                                                  -----------    -----------    -----------    -----------
      Total Liabilities                                35,451        501,101         46,272        379,722
                                                  -----------    -----------    -----------    -----------
SHAREHOLDERS' EQUITY:
   Capital stock and additional paid-in capital    10,966,293     10,616,293     10,666,293     10,616,293
   Accumulated deficit                            (10,872,827)    (7,436,539)    (7,474,193)    (7,851,680)
                                                  -----------    -----------    -----------    -----------
   Total shareholders' equity                          93,466      3,179,754      3,192,100      2,764,613
                                                  -----------    -----------    -----------    -----------
   Total Liabilities and Shareholder's Equity         128,917      3,680,855      3,238,372      3,144,335
                                                  ===========    ===========    ===========    ===========

See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
            UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             AS OF DECEMBER 31, 2002

                                                     NUMBER OF        COMMON         ADDITIONAL    ACCUMULATED        TOTAL
                                                      SHARES           STOCK       PD-IN CAPITAL      DEFICIT         EQUITY
                                                   ------------    ------------    -------------   ------------    ------------
CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL
   Class A Preferred Stock, $0.10 par value
      Authorized - 1,500,000 shares
      Issued and outstanding - None
   Class B Preferred Stock, $0.10 par value
      Authorized - 1,000 shares
      Issued and outstanding - None
   Class C Preferred Stock, $0.10 par value
      Authorized - 1,000 shares
      Issued and outstanding - None
   Common Stock, $0.001 par value
      Authorized - 5,000,000 Shares
      Issued and outstanding - 4,916,549 in 2002
         and 1,899,974 in 2001
   Balance April 1, 2001                              1,899,974    $      1,899    $ 10,614,394    $ (7,851,680)   $  2,764,613

   Net Income                                                                                           377,487         377,487
   Issued on settlement of Directors                     16,575              17          49,983               0          50,000
                                                   ------------    ------------    ------------    ------------    ------------
   Balance April 1,2002                               1,916,549           1,916      10,664,377      (7,474,193)      3,192,100
   Net Loss                                                                                            (349,489)       (349,489)
   Dividends Paid                                                                                    (3,049,145)     (3,049,145)
  Issued on settlement of consulting fee              3,000,000           3,000         297,000                         300,000
                                                   ------------    ------------    ------------    ------------    ------------
  TOTAL SHAREHOLDERS' EQUITY                          4,916,549    $      4,916    $ 10,961,377    $(10,872,827)   $     93,466
                                                   ============    ============    ============    ============    ============

See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE PERIOD ENDED DECEMBER 31, 2002

                                                                         NINE MONTHS ENDED          TWELVE MONTHS ENDED
                                                                     -------------------------   -------------------------
                                                                      31-DEC-02     31-DEC-01     31-MAR-02     31-MAR-01
                                                                     -----------   -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Income (Loss) before discontinued operations                           (349,489)     (103,186)      377,487    (1,903,693)
Loss from discontinued operations                                             0       518,327             0      (422,232)
                                                                     ----------    ----------    ----------    ----------
Total:                                                                 (349,489)      415,141       377,487    (2,325,925)
   Adjustment to reconcile net loss to net
   cash provided by (used in ) operating activities
   Depreciation and amortization                                              0             0             0         5,588
   Equity in net losses of unconsolidated affiliate                           0       238,342       238,342     1,163,455
   Non cash operating expenses (income)                                 300,000             0       (29,282)      212,510
   Net (income) loss from discontinued operations                             0             0             0       422,232
   Writedown of notes receivable                                              0             0             0       633,286
   (Gain) loss on disposal of affiliate / subsidiary                          0      (756,669)     (756,669)            0
   Loss in marketable securities                                              0             0             0        27,379
                                                                     ----------    ----------    ----------    ----------
                                                                        (49,489)     (103,186)     (170,122)      138,525
Changes in non-cash operating assets and liabilities:
   (Increase) decrease in accounts receivable and other assets           42,119       (13,054)       (1,661)       69,054
   Increase (decrease) in accounts payable and accrued liabilities      (10,821)       67,480         7,142      (331,850)
                                                                     ----------    ----------    ----------    ----------
NET CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES               (18,191)      (48,760)     (164,641)     (124,271)
                                                                     ----------    ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of Notes Payable                                                 0             0      (287,193)            0
   Proceeds of notes payable                                                  0        53,899             0        60,000
   Dividends Paid                                                    (2,549,145)            0             0             0
                                                                     ----------    ----------    ----------    ----------
NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES            (2,549,145)       53,899      (287,193)       60,000
                                                                     ----------    ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of investment                                           0     2,035,589     2,709,463             0
   Repayment of Notes Receivable                                              0             0       200,000             0
   Repayment of long-term Notes Receivable                              717,598             0             0             0
   Investment in short-term Notes Receivable                           (500,000)            0             0             0
                                                                     ----------    ----------    ----------    ----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                               217,598             0     2,909,463             0
                                                                     ==========    ==========    ==========    ==========
NET INCREASE (DECREASE) IN CASH                                      (2,349,738)    2,035,589     2,457,629       (64,271)

CASH AND CASH EQUIVALENTS - Beginning of Year                         2,464,985         7,356         7,356        71,627
                                                                     ----------    ----------    ----------    ----------
CASH AND CASH EQUIVALENTS - End of the period                           115,247     2,042,945     2,464,985         7,356
                                                                     ==========    ==========    ==========    ==========

See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2002

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2002 the Financial Accounting Standards Board ('FASB') issued SFAS 145 "Rescission of FASB Statements No. 4, 44, and 64. Amendment of FASB Statement No. 13 and Technical Corrections". This pronouncement requires that gains or losses arising from early extinguishments of debt that are part of a company's recurring operation (i.e., a risk management strategy) would not be reported as extraordinary items. The statement also provides that modifications to a capital lease that make it operating lease be accounted for as a sale-leaseback.

In June 2002, the Financial Accounting Standards Board ('FASB') issued SFAS 146 "Accounting for costs associated with exit or disposal activities". This pronouncement replaces Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for certain employee termination benefits and other costs to exit an activity". It requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of commitment to an exit or disposal plan.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148 "Accounting for Stock-Based Compensation-Transition and Disclosure -an amendment of FASB Statement 123"- This Statement amends SFAS 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair Value based method of accounting for stock-based employee compensation. It also requires prominent disclosures about the method of accounting for stock-based employee compensation and the method used on reported results.

Management does not expect that the adoption of SFAS 145, SFAS 146 and SFAS 148 will have a material effect on the Company's operations or financial position.

CAPITAL STOCK AND ADDITIONAL  PAID-IN-CAPITAL

During the year ended March 31, 2001, the Company incurred an expense of $50,000 on account of Director's Fee. The fee was paid by issuing 16,575 common shares in the fiscal year 2002. This increased the number of issued and outstanding common stock of the company to 1,916,549.

During the second quarter ended September 30, 2002, the Company incurred an expense of $300,000 on account of a Service Agreement. The fee was paid by issuing 3,000,000 common shares in the fiscal year 2003. This increased the number of issued and outstanding common stock of the company to 4,916,549. The information was filed on Form S-8 dated August 26, 2002.

DIVIDENDS PAID

During the second quarter ended September 30, 2002 an extraordinary cash dividend of $2,549,010 ($1.33 per common share) was paid to the shareholders of record on August 23, 2002. Also, InterUnion has distributed as dividend 600,000 common shares of B Twelve Inc, which it acquired in settlement of a Note Receivable of $500,000. The shareholders received 0.3131 common shares of B Twelve Inc for each common share of InterUnion Financial Corp they owned and cash for any fractional shares that would have been issued.

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2002

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

RELATED PARTY TRANSACTIONS

During the second quarter ended September 30, 2002 a fee was paid to Credifinance Capital Corp (CFCC), a company with common ownership, of $30,000 to act as the Paying Agent for IUFC's Dividends. Also, a $30,000 Management Fee was paid to Credifinance Securities Ltd (CFSL), a company with common ownership.

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING TRANSACTIONS

         The following is additional information regarding the Consolidated Statement of Cash Flows:

                                                   DEC 31 2002   DEC 31 2001
                                                   -----------   -----------
Shares of B Twelve Inc received in settlement
   of Notes Receivable                               $500,000     $      0

Distribution of B Twelve Inc shares to
   shareholders as dividend                           500,000            0

Liabilities paid by issuing Common Stock              300,000       50,000

                        INTERUNION FINANCIAL CORPORATION

                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2002

================================================================================

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

(1)  OVERVIEW

The Company's net loss for the quarter ending December 31, 2002 was $47,723 ($0.014 per share); and the net loss for the first nine months of fiscal 2003 ending December 31, 2002 was $349,490 ($0.102 per share).

Selected financial data from InterUnion's financial statements is (figures in 000's except shares and per share data):

                                   9 MOS. ENDED     9 MOS. ENDED    9 MOS. ENDED
                                    DEC 31-02        DEC 30-01       DEC 30-00
                                   ------------     ------------    ------------
Working Capital                           93            2,529            (103)
Cash Flow                             (2,350)           2,036             409
Total Assets                             129            3,680           4,544
Shareholders' Equity                      93            3,180           3,526

Common Share, #                    4,916,549        1,899,974       1,899,937
Book Value Per Share                    0.03             1.67            1.86

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

(2)  NET REVENUES

For the first nine months of fiscal 2003, InterUnion reported consolidated revenues of $95,056 versus $20,208 a year earlier, an increase of $74,848 or 370%. This was mainly due to $75,000 being received from Falcon Energy Holding Corporation ("Falcon").

                        INTERUNION FINANCIAL CORPORATION

                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2002

================================================================================

(3)  EXPENSES

Selling, general and administration expenses for the first nine months of fiscal 2003 amounted to $459,184 as compared to $119,424 a year earlier, an increase of $339,760 or 285%. This was mainly due to a $300,000 consulting expense which occurred by issuing 3,000,000 InterUnion Financial common shares in-lieu of cash payment.

(4)  NET INCOME FOR 9 MONTHS ENDED DECEMBER 31, 2002

Net loss for the nine months ended December 31, 2002 was $349,490 (including a Foreign Exchange gain of $14,647) or $(0.102) per share based on a weighted average number of shares of 3,408,352 versus net income of $415,171 (including an equity loss from unconsolidated affiliate of $238,342 and a gain on disposal of unconsolidated affiliate of $756,669) or $(0.216) per share based on a weighted average number of shares of 1,899,974 a year earlier.

The weighted average number of common shares outstanding for the nine months ending December 31, 2002, is 3,408,352 versus 1,899,974 a year earlier.

(5)  NOTES RECEIVABLE, NON-CURRENT PORTION

                                                    9 MOS. ENDED   12 MOS. ENDED
                                                     DEC 31-02       MAR 31-02
                                                    ------------   -------------
Notes Receivable from Credifinance Capital Corp.
  (CFCC) bearing Interest @ 3% per annum with
  no maturity date.
This Note is unsecured and was paid off in Aug/02.    $      0        $717,598
                                                      ========        ========

(6)  LIQUIDITY AND CAPITAL RESOURCES


                                 NUMBER OF
DATE                              SHARES           AMOUNT              TYPE
--------------                  ----------       ---------      ----------------
May 1998                            17,002          68,008      Regulation "S"
June 1998                           35,000         140,000      Regulation "S"
July 1998                          262,142       1,048,568      Regulation "S
December 1998                       10,000          40,000      Regulation "S
February 1999                      180,000         630,000      Regulation "S
March 1999                          25,000          87,500      Regulation "S
March 1999                           1,140           4,560      Regulation "S
November 1999                      114,500          57,250      Regulation "S
November 1999                    2,014,198         805,679      Regulation "S
September 2000                  15,000,000         150,000      Regulation "S
April 2002                          16,575          50,000      Regulation "S
August 2002                      3,000,000         300,000      Regulation "S-8"

                        INTERUNION FINANCIAL CORPORATION

                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2002

================================================================================

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

In the opinion of management the financial statements for the period ended December 31, 2002 accurately reflect the operations of the Company and its subsidiaries. The Company has taken every reasonable step to ensure itself that its quarterly financial statements do not represent a distorted picture to anyone having a business reason to review such statements and who has also reviewed its previous audited annual financial statements for the year ended March 31, 2002.

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

                        INTERUNION FINANCIAL CORPORATION

                  FOR THE NINE MONTHS ENDED DECEMBER 31, 2002

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

During the second quarter ended September 30, 2002, the Company incurred an expense of $300,000 on account of a Service Agreement. The fee was paid by issuing 3,000,000 common shares in the fiscal year 2003. This increased the number of issued and outstanding common stock of the company to 4,916,549. The information was filed on Form S-8 dated August 26, 2002.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in the payment of principal or interest with respect to any senior indebtedness of InterUnion Financial Corporation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

99.1 Certification Pursuant to 18 U.S.C. Section 1350.

                        INTERUNION FINANCIAL CORPORATION

                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2002

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

                                        InterUnion Financial Corporation
                                        ----------------------------------------
                                                       (Registrant)


Date February 14, 2003                  /s/ Georges Benarroch, Director
                                        ----------------------------------------
                                                       (Signature)

                        INTERUNION FINANCIAL CORPORATION

                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2002

================================================================================

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Interunion Financial Corporation (the "Company") on Form 10-QSB for the period ended Decenber 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Georges Benarroch, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Georges Benarroch

Georges Benarroch
Chief Executive Officer and Chief Financial Officer
February 14, 2003