Form 10KSB
period 2003-03-31
INTERUNION FINANCIAL CORP
filed 2003-06-30
CIK 924805

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB

     PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2003          Commission File No: 000-28638

                        INTERUNION FINANCIAL CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                     87-0520294
     -------------------------------                    ------------------
     (State or other jurisdiction of                       (IRS Employer
      incorporation or organisation)                    Identification No.)

   1232 N. Ocean Way, Palm Beach, Fl                          33480
----------------------------------------                    ---------
(Address of principal executive offices)                   (Zip Code)

           (561) 845-2849                                (561) 844-0517
      ---------------------------                  ----------------------------
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

State issuer's revenues for its most recent fiscal year:  $95,056

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. $1,473,003 as of April 30, 2003

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares -- 4,916,549 as of March 31, 2003.

Transitional Small Business Disclosure Format (Check One)  Yes      No [X]

================================================================================

                        INTERUNION FINANCIAL CORPORATION
                                   FORM 10-KSB
                                TABLE OF CONTENTS

PART I.........................................................................3
    Item 1  DESCRIPTION OF BUSINESS............................................3
    Item 2  DESCRIPTION OF PROPERTY............................................6
    Item 3  LEGAL PROCEEDINGS..................................................6
    Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................6
PART II........................................................................6
    Item 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........6
    Item 6  MANAGEMENT'S DISCUSSION AND ANALYSIS...............................8
    Item 7  FINANCIAL STATEMENTS..............................................13
    Item 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..........................................14
PART III......................................................................14
    Item 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT........14
    Item 10 EXECUTIVE COMPENSATION............................................15
    Item 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....17
    Item 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................18
    Item 13 EXHIBITS AND REPORTS ON FORM 8-K..................................19

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

In 1999, the Company restructured its interest in its Canadian based investment management activities in order to facilitate the growth strategy in that sector. InterUnion Asset Management ("IUAM") became the holding company for the Company's interest in the following investment management companies: Guardian Timing Services Inc. ("GTS"); Leon Frazer, Black & Associates Limited ("LFB"); AIL Investment Services ("AILIS") and Black Investment Limited ("BIM"). The purpose of IUAM was to pursue acquisitions on a tax effective basis as well as secure an institutional strategic alliance. Merchant banking activities focus on restructuring and/or consolidating as principal, in order to capitalize smaller or privately/family held companies and attract institutional interest. Investment banking activities focus on advisory services and raising of capital, as agent, for small and medium size corporations, public or private which are either looking for institutional financing or strategic alliances in sectors in which InterUnion Financial Corporation has recognized research and corporate finance strength.

The Company's policy is not to get involved in the corporation it advises or provides financing to when acting as agent, and to limit the extent of its involvement in the corporation in which it acts as principal.

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

On January 25, 1999, IUAM issued 310,010 convertible preferred shares to Working Venture Canadian Fund ("WVCF") for gross proceeds of C$5,000,000. (C$ is the symbol used for the Canadian currency, unless preceded by C, all dollar amounts are US dollars). Each convertible preferred share was convertible into one common share of IUAM and gave the holder one vote per share. WVCF is a Canadian institutional investor with more than $500 million in funds under administration. WVCF's only fund is a labor sponsored fund with approximately 400 shareholders. Investors in these funds receive an immediate tax credit of up to 40% of the amount invested.

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

In December, 2001, InterUnion Financial Corporation ("InterUnion "or the "Company"), sold its 42.8% owned subsidiary and main assets, InterUnion Asset Management Limited ("IUAM"), to AMIC Canada Limited ("AMIC"), a wholly owned subsidiary of Asset Management Investment Company, PLC, a corporation registered in England and Wales.

IUAM based in Toronto, Canada, manages approximately C$1.5 billion for institutions and individuals. The company had previously sold the controlling interest of IUAM to Working Ventures Fund of Canada (Working Venture") for C$10 million in March, 1999.

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

IUMG owns the proprietary rights to certain computer software known as ITM Software, which is a computer software program used to generate buy and sell signals with respect to any stock market monitored. The forecasting technique used by the ITM market timing model involves general market indicators, interest rates and monetary analysis, market perception indicators, and various statistical data to detect trends. Due to an uncertain future of the software and its inability to produce an identifiable cash flow in the near future, the Company decided to depreciate the ITM Software fully. However, the Company will update and maintain the software and sell it when a suitable offer to purchase is received.

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

PART II

Item 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)       MARKET INFORMATION

The issuer's common equity is traded on the NASD OTC Bulletin Board under the symbol: IUFN.

The high and low sale prices for each quarter within the last two fiscal years are as follows.

Period            Open           High          Low          Close
------            ----           ----          ----         -----
FY02 Qtr 1        1.44           1.95          1.40         1.90
FY02 Qtr 2        1.90           6.50          1.90         3.25
FY02 Qtr 3        3.25           3.25          2.00         2.10
FY02 Qtr 4        2.10           2.10          1.01         1.02
FY03 Qtr 1        1.07           1.35          0.75         0.75
FY03 Qtr 2        0.75           1.75          0.20         0.50
FY03 Qtr 3        0.71           0.76          0.20         0.71
FY03 Qtr 4        0.45           0.50          0.15         0.45


(b)       HOLDERS

The approximate number of holders of record of each class of stock is as follows:

Class of Stock                                     Number of Holders
------------------                                 -----------------
Common Share                                       323
Class A Preferred                                  None issued(1)
Class B Preferred                                  None issued
Class C Preferred                                  None issued

     (1) 1,500,000 Class A Preferred shares, representing 100% of the issued shares in this class were converted to 15,000,000 common shares on a 10 for 1 basis.

(c)       DIVIDENDS

The Company has never declared or paid dividends on its common stock or its preferred stock. There are no restrictions, other than state law that may be applicable; those limit the ability to pay out all earnings as dividends. However, during the second quarter of Fiscal 2003, an extraordinary cash dividend of $2,549,010 ($1.33 per common share) was paid to the shareholders of record on August 23, 2002. The Company also distributed 600,000 common shares of Kyto Pharmaceutical Inc (0.3131 Kyto share per common share), which it had acquired in settlement of a debt, to share holders of record as of August 23, 2002. The Board of Directors does not anticipate paying any dividends in the foreseeable future; it intends to retain the earnings, which could be distributed, if any, for the operations, expansion and development of its business.

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

(B)       SALES PURSUANT TO REGULATION S

The following sales of Common Stock were made by the Company within the past three (3) years in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, as contained within Regulation S promulgated by the Securities and Exchange Commission:

Title of Class   Number of       Price per
(1)(2)(3)(4)(5)     Shares          Share      Consideration          Commission                  Date
---------------  ---------       ---------     -------------          ----------         --------------
Common(6)          229,453          5.00           1,147,265              Nil                April 1997
Common(7)           60,000          3.00             180,000              Nil                 June 1997
Common(8)           15,000          6.00              90,000              Nil               August 1997
Common(9)          213,194          4.00             852,776              Nil             February 1998
Common(10)         216,640          3.64             788,569              Nil                April 1998
Common(11)          17,002          4.00              68,008              Nil                  May 1998
Common              35,000          4.00             140,000            7,000                 June 1998
Common(11)         262,142          4.00           1,048,568              Nil                 July 1998
Common(11)          10,000          4.00              40,000              Nil             December 1998
Common(11)         180,000          3.50             630,000           63,000             February 1999
Common(12)          25,000          3.50              87,500              Nil                March 1999
Common(11)           1,140          4.00               4,560              Nil                March 1999
Common(13)         114,500          0.50              57,250              Nil             November 1999
Common (14)      2,014,198          0.40             805,679              Nil             November 1999
Common(15)      15,000,000          0.01             150,000              Nil            September 2000
Common(16)          16,575          3.02              50,000              Nil                April 2002
Common(17)       3,000,000          0.55           1,650,000              Nil               August 2002

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

     (17) These shares issued for consulting services received.


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

AMIC paid C$10,550,000 in cash to the shareholders of IUAM: the Company and Working Ventures, and assumed the C$3,500,000 Convertible Preferred Debenture owed by IUAM to one of its investee companies. The Company received 75% of the pro-rata proceeds on December 20, 2001 and received the 25% remainder on March 28, 2002, after the issuance of a certificate under Section 116 of the Income Tax Act (Canada).

The Company, since the sale of its interest into IUAM, has been reviewing a number of business opportunities. In view of its cash position, the Company has received a number of proposals: however, current markets and general economic conditions are prompting management to carefully assess those business opportunities.

Revenues

Total revenues for the year ended March 31, 2003 were $95,056, an increase of 138% from $39,928 the previous year.

Cost of Revenues

During the year 2003, the selling, general and administrative expenses increase by $1,669,983 to $1,836,884. This increase was on account of a service agreement entered into in August of 2002.

Interest Income

The Company's interest income mainly consisted of interest from loans to affiliated companies and the interest on credit balances maintained with the banks. The company's interest earnings decreased by 44% to $15,100 in fiscal 2003.

Gain/Loss on Issuance of Security

The Company had no gain or loss on issuance of securities during FY 2003 and FY 2002.

Exposure to International Operations

The Company's revenues are generated in North America, however, it has a 100% owned subsidiary in British Virgin Islands. The Company, therefore, does not have a significant exposure to currency or country risk.

Seasonal

Neither the Company nor its subsidiaries operate in any business which could be affected by changes in season.

(b)       RESULTS OF OPERATIONS


Financial highlights are as follows:

                                          2003          2002          2001
                                       ----------     ---------    ----------
Revenues                                   95,056        39,928        333,029
Loss from Continuing Operations        (1,727,453)     (140,840)      (740,238)
Discontinued operation                          0             0       (422,232)
Disposal of Equity Investment                   0       518,328    (1,1163,455)
Net Profit (Loss)                      (1,727,453)      377,487     (2,325,925)

Assets                                     98,558     3,238,372      3,144,335
Shareholders' Equity                       65,502     3,192,100      2,764,613
Working Capital                            65,502     2,474,502        (90,619)
Common Shares Outstanding               4,916,549     1,916,549      1,899,974
Book Value per Common Share                  0.01          1.67           1.46

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

(1)       Overview

During fiscal 2003 revenue of the Company amounted to $95,056 as compared to $39,928 in the fiscal 2002. The total expenses for the year ended March 31, 2003 was 1,822,509 as compared to $180,768 in fiscal 2002, representing an increase of $ 1,641,741. The Company's net loss for fiscal year 2003 was $1,727,453 as compared to income of $377,487 in fiscal 2002. The Company recorded a consulting expense of $1,650,000 as a result of shares issued on account of a service agreement.

Loss per share for fiscal 2003 was $0.418 versus a gain of $0.197 a year earlier. The number of common shares outstanding as of March 31,2003 is 4,916,549 versus 1,916,549 as of March 31, 2002.

(2)       Revenues

For the fiscal year 2003, the Company's revenues stood at $95,056 as compared to $39,928 for fiscal 2002, representing an increase of $55,128 or 138%.

(3)       COST OF REVENUES

For the year ended March 31,2003, the selling, general and administrative expenses increase by $1,669,983 to $1,834,884.

(4)       NET LOSS

Net loss for the year ended March 31, 2003 was $1,727,453 as compared to a gain of $377,487 for the fiscal year 2002, representing a decrease of $2,104,940.

Basic loss per share for the year 2003 was $0.418 versus a gain of $0.197 the previous year. Weighted average common shares outstanding in Fiscal 2003 was 4,135,727 versus 1,916,421 in Fiscal 2002.

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

(c)       LIQUIDITY AND CAPITAL RESOURCES

In order to meet its growth plans and fund any operating cash requirements, the Company's policy is to issue additional capital stock, when possible. To date the Company has done this either through the issuance of Confidential Private Placement Offerings under Regulation "D" or Regulation "S". The following are details of these private placements during the previous six fiscal years:

Date                          # of Shares           Amount            Type
---------------               -----------         ---------      --------------
April 1997                       229,453          1,147,265      Regulation "S"
June 1997                         60,000            180,000      Regulation "S"
August 1997                       15,000             90,000      Regulation "S"
February 1998                    213,194            852,776      Regulation "S"
April 1998                       216,640            788,569      Regulation "S"
May 1998                          17,002             68,008      Regulation "S"
June 1998                         35,000            140,000      Regulation "S"
July 1998                        262,142          1,048,568      Regulation "S"
December 1998                     10,000             40,000      Regulation "S"
February 1999                    180,000            630,000      Regulation "S"
March 1999                        25,000             87,500      Regulation "S"
March 1999                         1,140              4,560      Regulation "S"
November 1999                    114,500             57,250      Regulation "S"
November 1999                  2,014,198            805,679      Regulation "S"
September 2000                15,000,000            150,000      Regulation "S"
April 2002                        16,575             50,000      Regulation "S"
August 2002                    3,000,000          1,650,000      Regulation "S"


All of the Company's Class A Preferred Shares were converted into common shares in Fiscal 2001.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of results of operations and financial conditions are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP). The preparation of these financial statements requires management to make estimates and judgement that affect the reported amounts of assets, liabilities, revenue and expenses. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances. Note 2 of the "Notes to Financial Statement" includes Summary of the significant accounting policies and methods used in preparation of the financial statements.

New Accounting Pronouncements

Impact of Recent Accounting Pronouncement: In May 2002 the Financial Accounting Standard Board ('FASB') issued SFAS 145 "Rescission of FASB Statement N0. 4, 44, and 64. Amendment of FASB Statement No. 13 and Technical Corrections". This pronouncement requires that gains or losses arising from early extinguishments of debt that are part of a company's recurring operation (I.e., a risk management strategy) would not be reported as extraordinary items. The statement also provides that modifications to a capital lease that make it operating lease be accounted for as a sale-leaseback.

In June 2002, the Financial Accounting Standards Board ('FASB') issued SFAS 146 "Accounting for cost associated with exit or disposal activities". This pronouncement replaces Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for certain employee termination benefits and other costs to exit an activity". It requires that cost associated with exit or disposal activities be recognized when they are incurred rather than at the date of commitment to an exit or disposal plan.

In December 2002, the Financial Accounting Standards Board ('FASB') issued SFAS 148 "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement 123"- This Statement amends SFAS 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also requires prominent disclosures about the methods of accounting for stock-bases compensation and the method used on reported results.

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

Item 7    FINANCIAL STATEMENTS

The audited consolidated financial statements for InterUnion Financial Corporation, covering fiscal years ended March 31, 2003 and 2002 are submitted in compliance with the requirements of Item 310 of Regulation S-B.

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

PART III

Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)       IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

Name,
Municipality of Residence   Age   Length of Service
-------------------------   ---   ----------------------------------------------
Georges Benarroch           56    Director and appointed as President and Chief
Paris, France                     Financial Officer; March 21, 1994

T. Jack Gary, III           61    Appointed as Secretary
West Palm Beach, Florida          January 30, 1995

Muriel Woodtli              52    Appointed as Director
Geneva, Switzerland               November 22, 1999

Peter Prendergast           46    Appointed as Director
Toronto, Ontario, Canada          June 3, 2002

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

Peter Prendergast is a Director of the Company.

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

(b)       AUDIT COMMITTEE

The Audit Committee had no meetings since approving the financial statements for the previous year.

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

(f)      COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

For the two fiscal years ended March 31, 2003, to the best of the Company's knowledge no director, executive officer and beneficial owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by section 16(a) of the Exchange Act.

Item 10   DIRECTOR AND OFFICER COMPENSATION

(A)       SUMMARY COMPENSATION TABLE

Name and                 Fiscal    Base          Other         Long Term       All other         Total
Principal Position       Year      Salary        Bonus         Compensation    Compensation      Compensation
------------------       ------    ----------    ----------    ------------    ------------      -------------
Georges Benarroch        2003      None          None          None            None              None
President & CEO          2002      None          None          None            $750(1)           $750
                         2001      None          None          None            None              None
                         2000      None          None          None            $13,387(1)        $13,387
                         1999      None          None          None            $30,000(1)        $30,000


Robert W. Crosbie        2003      None          None          None            None              None
Director                 2002      None          None          None            None              None
                         2001      None          $50,000(3)    None            None              $ 50,000
                         2000      None          None          None            None              $ 50,000
                         1999      $18,230(2)    $87,500(5)    None            $83,044(2)        $188,774


Muriel Woodtli           2003      None          None          None            None              None
Director                 2002      None          None          None            $1,277(4)         $1,277
                         2001      None          None          None            $2,000(4)         $2,000
                         2000      None          None          None            $1,750(4)         $1,750
                         1999      None          None          None            None              None


T. Jack Gary             2003      None          None          None            None              None
Corporate                2002      None          None          None            None              None
Secretary                2001      None          None          None            None              None
                         2000      None          None          None            None              None
                         1999      None          None          $42,500(6)      None              $42,500


Martin Kovnats           2003      None          None          None            $ 1,121(7)        $ 1,121
Vice-President           2002      None          None          None            $33,523(7)        $33,523
                         2001      None          None          None            $ 6,393(7)        $ 6,393
                         2000      None          None          None            $12,388(7)        $12,388
                         1999      None          None          None            None              None

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

Section 14 of ARTICLE III of the By-Laws of InterUnion provides that directors do not receive any stated salary for their services as directors. However, by board resolution, a fixed fee and expenses of attendance may be allowed for each meeting. These limitations do not affect compensation for a person serving as an officer or otherwise for the Company and receiving compensation therefore. The Company's Board of Directors has approved payment of $1,750, $2,000 and $1,277 respectively for the services of each of its independent directors for the fiscal year ending March 31, 2000, 2001 and 2002.

Item 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following persons (including any group as defined in Regulation S-B, Section 228.403) are known to InterUnion Financial Corporation, as the issuer, to be the beneficial owner of more than five percent (5%) of any class of the said issuer's voting securities.

Title of     Name and Address of          Amount and Nature of     Percentage
Class        Beneficial Owner             Beneficial Owner         of Class
--------     --------------------------   --------------------     ----------
Common       RIF Capital Inc. (1)                1,688,016         34.33%
             Price Waterhouse Centre
             PO Box 634C
             St. Michael, Barbados, WI

                                          Total  1,688,016         34.33%

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

Title of     Name and Address of                  Amount and Nature of      Percentage
Class        Beneficial Owner                     Beneficial Owner          of Class
--------     --------------------------           --------------------      ----------
Common       Safeguardian Limited                            1,688,016      34.33%
             PO Box 316                                        Trustee
             Jardine House                            (voting power of
             1 Hesley Street                        Central Investment
             St. Helier, Jersey, UK JE4 8UD                      Trust





Common       Georges Benarroch                                     ---       0.00%
             68 rue Spontini
             Paris, France  75016

Common       T. Jack Gary, III                                     ---       0.00%
             515 North Flagler Drive, #1500
             West Palm Beach, Florida  33401

Common       Muriel Woodtli                                        ---       0.00%
             10 Rue Pierre-Fatio
             Geneva, Switzerland

Common       Directors and Executive Officers                               34.33%
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

Item 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)       CERTAIN RELATED TRANSACTIONS

Detail of related party transactions are described in note 8 of the Consolidated Financial Statements.

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

(10)           Working Venture Canadian Fund's Investment in InterUnion Asset Management Limited        ++

(16)           Letter on change in certifying accountant                                                +++

(2)            Disposition of Asset - InterUnion Asset Management Ltd.                                  ++++
               as at December 20, 2001

               ++ Incorporated by reference to the Company's Registration Statement on Form 8-K filed on March 16, 1999.

               +++ Incorporated by reference to the Company's Registration Statement on Form 8-K filed on April 27, 1999 and May 6, 1999.

               ++++ Incorporated by reference to the Company's Registration
                    Statement on Form 8-K filed on March 15, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

                                INTERUNION FINANCIAL CORPORATION
Date: June 27, 2003             By: /s/ Georges Benarroch
-------------------
                                Georges Benarroch
                                Director, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities on the dates indicated.

     Signature                                   Title                                   Date
----------------------       -----------------------------------------------         -----------
s/s  Georges Benarroch       Director, President and Chief Executive Officer         June 27, 2003
----------------------
Georges Benarroch

s/s  Muriel Woodtli          Director                                                June 27, 2003
----------------------
Muriel Woodtli

================================================================================

                                                INTERUNION FINANCIAL CORPORATION

                                               CONSOLIDATED FINANCIAL STATEMENTS

================================================================================
                                                         MARCH 31, 2003 and 2002
================================================================================

                        INTERUNION FINANCIAL CORPORATION

                             MARCH 31, 2003 and 2002


                                    CONTENTS

                                                                Page

   Independent Auditors' Report:                                   F-2

   Consolidated Financial Statements:

   Consolidated Balance Sheets                                     F-3

   Consolidated Statements of Operations                           F-5

   Consolidated Statements of Shareholders' Equity                 F-6

   Consolidated Statements of Cash Flows                           F-7

   Notes to Consolidated Financial Statements              F-8 To F-17


================================================================================

                          INDEPENDENT AUDITORS' REPORT

================================================================================

To The Directors and Shareholders of
InterUnion Financial Corporation

We have audited the accompanying consolidated balance sheets of InterUnion Financial Corporation as of March 31, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterUnion Financial Corporation as of March 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Toronto, Canada                                         /s/ Mintz & Partners LLP
June 19, 2003                                              Chartered Accountants

                        INTERUNION FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

AS AT MARCH 31                                            2003         2002
------------------------------------------------------------------------------
                         A S S E T S
CURRENT ASSETS
    Cash and cash equivalents                           $97,319     $2,464,985
    Receivable from Affiliates                                0         41,226
    Prepaid expenses and other current assets             1,239         14,563
                                                        -------     ----------
                  Total current assets                   98,558      2,520,774
                                                        -------     ----------
NON-CURRENT ASSETS
    Notes receivable      (Note 3)                            0        717,598
                                                        -------     ----------
                  Total non-current assets                    0        717,598
                                                        -------     ----------
                  TOTAL ASSETS                          $98,558     $3,238,372
                                                        =======     ==========

--------------------------------------------------------------------------------
                 See Notes to Consolidated Financial Statements              F-3

                        INTERUNION FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

AS AT MARCH 31                                                              2003            2002
----------------------------------------------------------------------------------------------------
                             L I A B I L I T I E S
CURRENT LIABILITIES

    Accrued liabilities                                                 $     33,056     $    46,272
                                                                        ------------     -----------
                  Total liabilities                                           33,056          46,272
                                                                        ------------     -----------

                              SHAREHOLDERS' EQUITY

CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (Note 4)
    Class A Preferred Stock, $0.10 par value
         Authorized -1,500,000 shares
         Issued and outstanding - None                                             -               -
    Class B Preferred Stock, $0.10 par value
         Authorized - 1,000 shares
         Issued and outstanding - None                                             -               -
    Class C Preferred Stock, $0.10 par value
         Authorized - 1,000 shares
         Issued and outstanding - None                                             -               -
    Common Stock, $0.001 par value
         Authorized -5,000,000 shares
         Issued and outstanding 4,916,549 in 2003; 1,916,549 in 2002          49,165          19,165
    Additional Paid-In Capital                                            12,267,128      10,647,128

ACCUMULATED DEFICIT                                                      (12,250,791)     (7,474,193)
                                                                        ------------     -----------
                  Total shareholders' equity                                  65,502       3,192,100
                                                                        ------------     -----------
Total Liabilities and Shareholders' Equity                              $     98,558     $ 3,238,372
                                                                        ============     ===========

--------------------------------------------------------------------------------
                 See Notes to Consolidated Financial Statements              F-4

                        INTERUNION FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31                                            2003           2002
----------------------------------------------------------------------------------------------
REVENUES
    Investment Banking                                              $    79,956      $  13,134
    Interest Income                                                      15,100         26,794
                                                                    -----------      ---------
                                                                         95,056         39,928
                                                                    -----------      ---------
EXPENSES
    Selling, General and Administrative                               1,836,884        166,901
    Foreign Exchange (Gain)/Loss                                        (14,384)         8,517
    Interest                                                                  9          5,350
                                                                    -----------      ---------
                                                                      1,822,509        180,768
                                                                    -----------      ---------

LOSS FROM CONTINUING OPERATIONS BEFORE UNDERNOTED
ITEMS                                                                (1,727,453)      (140,840)
                                                                    -----------      ---------
DISPOSAL OF EQUITY INVESTMENT (Note 6)
Equity in net losses of unconsolidated affiliate                              0       (238,342)
Gain on disposal of unconsolidated affiliate                                  0        756,669
                                                                    -----------      ---------
                                                                              0        518,327
                                                                    -----------      ---------
NET INCOME (LOSS) FOR THE YEAR                                      $(1,727,453)     $ 377,487
                                                                    ===========      =========

EARNINGS (LOSS) PER COMMON SHARE - Basic and Diluted
    Weighted average common shares outstanding                        4,135,727      1,916,421

    Basic earnings (loss) per share                                      (0.418)         0.197
    Diluted earnings per share                                                           0.197


--------------------------------------------------------------------------------
                 See Notes to Consolidated Financial Statements              F-5

                        INTERUNION FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
                                                          Number                       Additional        Share
                                                            of                           Paid-in        Capital
                                                       Common Shares       Amount        Capital        Totals
-----------------------------------------------------------------------------------------------------------------
    Balance, March 31, 2001                              1,899,974       $18,999      $10,597,294     $10,616,293
Issued on settlement of Director's Fee (Note 8)             16,575           166           49,834          50,000
                                                         --------------------------------------------------------
    Balance March 31, 2002                               1,916,549        19,165       10,647,128      10,666,293
 Issued on settlement of Consulting Fee (Note 9)         3,000,000        30,000        1,620,000       1,650,000
                                                         --------------------------------------------------------
    BALANCE MARCH 31, 2003                               4,916,549       $49,165      $12,267,128     $12,316,293
                                                         --------------------------------------------------------


Deficit                                                           Comprehensive
                                                    Deficit          Income
                                                  ------------    -------------
Balance March 31, 2001                            $ (7,851,680)
    Net income for fiscal 2002                         377,487     $   377,487
                                                  ------------     -----------
Balance March 31, 2002                              (7,474,193)    $   377,487
                                                                   ===========
    Dividends Paid                                  (3,049,145)
    Net income for fiscal 2003                      (1,727,453)     (1,727,453)
                                                  ------------     -----------
Balance March 31, 2003                            $(12,250,791)    $(1,727,453)
                                                  ============     ===========

--------------------------------------------------------------------------------
                 See Notes to Consolidated Financial Statements              F-6

                        INTERUNION FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31,                                     2003             2002
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Income (Loss) before discontinued operations               $(1,727,453)    $  377,487

    Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities
      Equity in net losses of unconsolidated affiliates                  0        238,342
      Non cash operating expenses (income)                       1,650,000        (29,282)
      Gain on disposal of unconsolidated affiliate                       0       (756,669)
                                                               -----------     -----------
                                                                   (77,453)      (170,122)
    Changes in non-cash operating assets and liabilities:
      (Increase) decrease in receivable and other assets            54,551         (1,661)
      Increase (Decrease) in accrued liabilities                   (13,217)         7,142
                                                               -----------     ----------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                        (36,119)      (164,641)
                                                               -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Dividends Paid                                            (2,549,145)             0
      Repayment of Notes Payable                                         0       (287,193)
                                                               -----------     ----------
NET CASH FLOWS USED IN FINANCING ACTIVITIES                     (2,549,145)      (287,193)
                                                               -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from sale of investment (Note 6)                         0      2,709,463
       Repayment of Notes Receivable                                     0        200,000
       Repayment of long term Notes Receivable                     717,598              0
       Investment in Short term notes Receivable(Note 9)          (500,000)             0
                                                               -----------     ----------
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                    217,598      2,909,463
                                                               -----------     ----------
NET INCREASE (DECREASE) IN CASH                                 (2,367,666)     2,457,629
CASH AND CASH EQUIVALENTS - Beginning of Year                    2,464,985          7,356
                                                               -----------     ----------
CASH AND CASH EQUIVALENTS - End of Year                        $    97,319     $2,464,985
                                                               ===========     ==========


For supplemental disclosure information for the Consolidated Statement of Cash flows, see note 9.

--------------------------------------------------------------------------------
                 See Notes to Consolidated Financial Statements              F-7

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002


     1.   ORGANIZATION AND BASIS OF PRESENTATION

Description of Business: InterUnion Financial Corporation ("IUFC") and its subsidiaries (collectively the "Company") are engaged in financial services with activities in investment banking business, in particular, the investment management business.

Principles of Consolidation: The consolidated financial statements include the accounts of IUFC and all wholly owned and majority owned subsidiaries from their respective dates of acquisition, after the elimination of all significant inter-company transactions and balances. At March 31, 2003 (March 31, 2002 - refer to note 6), the consolidated subsidiary of IUFC is InterUnion Merchant Group Inc. ("IUMG"). Investments in affiliates, representing 20% to 50% of the ownership, are accounted for under the equity method. Under the equity method, the Company records its proportionate share of income (loss) of the affiliate (net of the amortization of the excess of the purchase price over the net assets acquired) to results of operations, with this amount either added to (deducted from) the cost of the investment. Dividends received from affiliates which are accounted for on the equity basis are deducted from the carrying value of the investment. Equity method affiliates were InterUnion Asset Management Limited (Note 6) and its subsidiaries; Black Investment Management Limited, Guardian Timing Services Limited, Leon Frazer, Black & Associates Limited, The Glen Ardith-Frazer Corporation, and P.J. Doherty & Associates Co. Ltd. Investments in companies representing less than 20% ownership are accounted for under the cost method.

     2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents: Cash and cash equivalents include demand deposits with banks, money market accounts, and other highly liquid short-term investments with original maturities of 90 days or less when acquired. Balances of cash and cash equivalents in financial institutions may at times exceed the government-insured limits.

Use of Estimates: The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates and assumptions.

Long-lived Assets: As prescribed by the Statement of Financial Accounting (SFAS) No. 144, "Accounting for the Impairments or Disposal of Long-lived Assets", the Company assesses the recoverability of its long-lived assets by determining whether the asset balance can be recovered over the remaining depreciation or amortization period through projected undiscounted future cash flows. Any impairment in the value of the long lived assets is provided in the year the long lived asset is considered impaired.

--------------------------------------------------------------------------------
/Continued...                                                                F-8

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

Fair Value of Financial Assets: The carrying value of cash and cash equivalents, accounts receivable, accrued liabilities and notes receivable approximates the fair value. In addition, unless described elsewhere, the carrying value of all financial assets approximate the fair value based on terms and interest rates currently available to the Company.

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

--------------------------------------------------------------------------------
Continued..                                                                  F-9

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

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

Comprehensive Income: The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is net income plus certain items that are recorded directly to shareholders' equity bypassing net income. The Company has no other comprehensive income (loss) and comprehensive income (loss) is the net profit
(loss) for the year.

Segment Information: The Company follows SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires that the Company disclose its operations in the business segment as viewed by management: which is Investment Banking, which includes its merchant, banking activities and Investment Management.

--------------------------------------------------------------------------------
Continued...                                                                F-10

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

Other: All amounts in these financial statements are in United States dollars unless indicated with a "C" to represent Canadian dollar presentation.

     3.   NOTES RECEIVABLE

                                                                              2003       2002
                                                                              ----       ----
Notes Receivable from Credifinance Capital Corp. (CFCC) bearing
Interest @ 3% per annum with no maturity date. This note is unsecured.        $  0     $717,598
    Less: Current Portion                                                        0            0
                                                                              ----     --------
                                                     Non-current portion      $  0     $717,598
                                                                              ====     ========

     4.   CAPITAL STOCK

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

5,000,000      Common shares ($0.001 par value); each share has one vote.

During fiscal 2003, the Company incurred a consulting expense of $1,650,000 on account of a Service Agreement. The fee was paid by issuing 3,000,000 common shares in the fiscal year 2003. This increased the number of issued and outstanding common stock of the company to 4,916,549. The information was filed on Form S-8 dated August 26, 2002.

During the second quarter ended September 30, 2002 an extraordinary cash dividend of $2,549,010 ($1.33 per common share) was paid to the shareholders of record on August 23, 2002. Also, IUFC has distributed as dividend 600,000 common shares of Kyto Pharmaceutical Inc., which it acquired in settlement of a Note Receivable of $500,000. The shareholders received 0.3131 common shares of Kyto Pharmaceutical Inc. for each common share of InterUnion Financial Corp they owned and cash for any fractional shares that would have been issued.

During fiscal 2002 the company issued 16,575 common shares in settlement of a liability to a Director (Note 8).

--------------------------------------------------------------------------------
/Continued...                                                               F-11

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

     5.   STOCK OPTIONS

The Company currently issues stock options at the direction of the Board of Directors. To date, non-qualified stock options have been granted to selected key employees under terms and conditions determined by the Board of Directors at the time the options are issued. Presented below is a summary of stock option plan activity:

                                           Wt. Avg.                  Wt. Avg.
                                           Exercise      Options     Exercise
                                 Number     Price      Exercisable    Price
                                -------    --------    -----------   --------
Balance, March 31, 2001         335,000     $4.00       335,000       $4.00
Cancelled                       (85,000)     4.00       (85,000)       4.00
                                -------     -----       -------       -----
Balance, March 31, 2002         250,000      4.00       250,000        4.00
Cancelled                             0      4.00             0        4.00
                                -------     -----       -------       -----
Balance, March 31, 2003         250,000     $4.00       250,000       $4.00
                                =======     =====       =======       =====

Options outstanding and exercisable at March 31, 2003 are as follows:

                      Outstanding                              Exercisable
-------------------------------------------------------   ---------------------
                              Wt. Avg.      Wt. Avg.                   Wt. Avg.
                   Expiry     Remaining     Remaining                  Exercise
Price   Number      Date        Life     Exercise Price    Number        Price
-----   -------   ----------  ---------  --------------    -------     --------
$4.00    50,000   Sept. 2003     <1           $4.00         50,000      $4.00
 4.00   200,000    May 2005      <3            4.00        200,000       4.00

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

                                                                       2003
                                                                    -----------
Expected life of the option                                         1 - 3 years
Risk free interest rate                                                 5.0%
Expected volatility                                                   100.0%
Expected dividend yield                                                 0.0%

--------------------------------------------------------------------------------
/Continued...                                                               F-12

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

     5.   STOCK OPTIONS-Continued

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. As at March 31, 2003, the shares of IUFC were trading below the exercise price of the option at $4.00 per share. As a result, the options are out of money, have no intrinsic value, and have no impact on the earnings per share. Therefore there is no compensation cost for the Company's stock option plan to recognize based upon the fair value on the grant date under the methodology prescribed by SFAS No. 123, and the Company's income from operations and earnings per share would not have been impacted.

     6.   SALE OF ASSETS AND DISCONTINUATION OF OPERATIONS:

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

--------------------------------------------------------------------------------
/Continued...                                                               F-13

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

     7.   INCOME TAXES

The Company files US Federal income tax returns for its US operations. Separate income tax returns are filed, as locally required, for each of its foreign subsidiaries.

There was no provision for income taxes for the years ended March 31, 2003 and 2002.

The total provision for income taxes differs from that amount which would be computed by applying the United States federal income tax rate to income (loss) before provision for income taxes. The reasons for these differences are as follows:

Year Ended March 31,                            2003                 2002
                                         ------------------   -----------------
                                          Amount       %       Amount      %
                                         =========   ======   ========   ======
Statutory income tax rate (recovery)     $(389,000)  (22.52)  $ 85,000    22.52
Use of losses carried forward              389,000    22.52    (85,000)  (22.52)
                                         ---------   ------   --------   ------
Net taxes and effective rate             $       0        0   $      0        0
                                         =========   ======   ========   ======

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry-forwards. Temporary differences and carry-forwards, which give rise to deferred tax assets and liabilities are as follows:

                                             March 31, 2003                 March 31, 2002
                                       --------------------------    --------------------------
                                        Component      Tax Effect     Component      Tax Effect
                                       -----------     ----------    -----------     ----------
Net operating losses - domestic        $ 1,987,000     $ 386,000     $   270,000     $  60,000
Less valuation allowance                (1,987,000)     (386,000)       (270,000)      (60,000)
                                       -----------     ---------     -----------     ---------
Net deferred asset                     $         0     $       0     $         0     $       0
                                       ===========     =========     ===========     =========

Net operating losses - foreign         $ 2,336,000     $ 117,000     $ 2,326,000     $ 116,000
Less valuation allowance               $(2,336,000)     (117,000)     (2,326,000)     (116,000)
                                       -----------     ---------     -----------     ---------
         Net deferred asset            $         0     $       0     $         0     $       0
                                       ===========     =========     ===========     =========

At March 31, 2003, the Company had cumulative net operating loss carry-forwards of approximately $1,987,000 and $ 2,336,000 in the United States and British Virgin Islands respectively. These amounts will expire in various years through 2012. The related deferred tax asset have been completely offset by a valuation allowance. The Company has no significant deferred tax liabilities.


--------------------------------------------------------------------------------
/Continued...                                                               F-14

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

     8.   RELATED PARTY TRANSACTIONS:

Directors, officers or employees of the Company may also be officers of and serve on the board of directors of companies in which IUFC or its subsidiaries have invested.

During the year ended March 31, 2003, a fee of $30,000 was paid to Credifinance Capital Corp (CFCC), a company with common ownership, to act as the Paying Agent for IUFC's Dividends. Also, a $42,841 management fee was paid to Credifinance Securities Ltd (CFSL), a company with common ownership.

During the year ended March 31, 2001, the Company incurred an expense of $50,000 on account of Director's Fee. The fee was paid by issuing 16,575 common shares in the fiscal year 2002.

During the year ended March 31, 2002 the Company earned interest income of $26,308 on the Note Receivable from CFCC (Note 3) and incurred interest expense of $5,278 on the Note Payable to RIF Capital Inc.

During the year ended March 31, 2002 the company paid $70,000 to RIF Capital Inc, its majority shareholder, as a fee for consulting services rendered.

The above related party transaction were in the normal course of business and the amounts of consideration were established and agreed to by the company and the other party.

     9.   SUPPLEMENTAL CASH FLOW DISCLOSURE

The following is additional information regarding the Consolidated Statement of Cash Flows:

                                                                                   2003            2002
                                                                               ----------         -------
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                       $        9         $ 5,350
  Cash paid during the year for income taxes                                            0          10,328
Supplemental disclosure of non-cash financing and investing:
  Liabilities paid by issuing common stock                                      1,650,000          50,000
Shares of Kyto Pharmaceutical Inc. received in settlement of Notes Receivable     500,000              0
Distribution of Kyto Pharmaceutical Inc. shares to shareholders as dividend       500,000              0


--------------------------------------------------------------------------------
/Continued...                                                               F-15

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              MARCH 31, 2003 AND 2002

     10.  SEGMENT INFORMATION

The following tables summaries the revenues, operating income (losses) from continuing operations and identifiable assets by geographical area.

                                                              United               Adjustments &
                                                  Canada      States      Other    Elimination      Consolidated
                                                 -------    -----------   ------   -------------    -------------
For the year ended and as of March 31, 2003
Revenue from
  unaffiliated customers                         $     0    $    95,056   $   0       $     0       $    95,056
Revenue from
  Inter-segments                                       0              0       0             0                 0
                                                 -------    -----------   ------      -------       -----------
Total revenue                                          0         95,056       0             0            95,056
                                                 =======    ===========   =====       =======       ===========
Depreciation
& Amortization                                         0              0       0             0                 0
                                                 =======    ===========   =====       =======       ===========
Operating profit                                       0         95,056       0             0            95,056
                                                 =======    ===========   =====       =======       ===========
General corporate
  expenses                                             0     (1,822,500)      0             0        (1,822,500)
Interest expenses, net                                 0             (9)      0             0                (9)
Net (Loss) for the period                              0     (1,727,453)      0             0        (1,727,453)
                                                 =======    ===========   =====       =======       ===========
Identifiable assets                              $     0    $    98,558   $   0       $     0       $    98,558
                                                 =======    ===========   =====       =======       ===========

For the year ended and as of March 31, 2002
Revenue from
  unaffiliated customers                         $     0    $    39,928   $   0       $     0       $    39,928
Revenue from
  Inter-segments                                       0              0       0             0                 0
                                                 -------    -----------   ------      -------       -----------
Total revenue                                          0         39,928       0             0            39,928
                                                 =======    ===========   =====       =======       ===========
Depreciation
& Amortization                                         0              0       0             0                 0
                                                 =======    ===========   =====       =======       ===========
Operating profit                                       0         39,928       0             0            39,928
                                                 =======    ===========   =====       =======       ===========
General corporate
  expenses                                        (1,426)      (173,992)      0             0          (175,418)
Interest expenses, net                                 0         (5,350)      0             0            (5,350)
Disposal of Equity Investment                          0        518,327       0             0           518,327
                                                 -------    -----------   -----       -------       -----------
Net income (loss) for the period                  (1,426)       378,913       0             0           377,487
                                                 =======    ===========   =====       =======       ===========
Identifiable assets                              $ 6,857    $ 3,239,798   $   0       $(8,283)      $ 3,238,372
                                                 =======    ===========   =====       =======       ===========

-------------------------------------------------------------------------------
Continued...                                                               F-16

                        INTERUNION FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

     11.  CONTINGENCIES:

From time to time the Company is exposed to claims and legal actions in the normal course of business, some of which are initiated by the Company. At March 31, 2003, management believes that any such outstanding issues will be resolved without significantly impairing the financial condition of the Company.

--------------------------------------------------------------------------------
                                                                            F-17