Form 10KSB/A
period 2003-03-31
INTERUNION FINANCIAL CORP
filed 2003-07-03
CIK 924805

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB — Amendment

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2003	Commission File No: 000-28638

InterUnion Financial Corporation

(Exact name of small business issuer as specified in its charter)

Delaware	87-0520294

(State or other jurisdiction of incorporation or organisation)	(IRS Employer Identification No.)

1232 N. Ocean Way, Palm Beach, Fl	33480

(Address of principal executive offices)	(Zip Code)

(561) 845-2849	(561) 844-0517

(Issuer’s telephone number)	(Issuer’s telecopier number)

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

Yes ☑	No ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.   ☑

State issuer’s revenues for its most recent fiscal year: $ 95,056

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. $1,473,003 as of April 30, 2003

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of share outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares – 4,916,549 as of March 31,2003.

Transitional Small Business Disclosure Format (Check One)

Yes ☐	No ☑

Section 302 Certification

     I, Georges Benarroch, certify that:

1.	I have reviewed this annual report on Form 10-KSB of InterUnion Financial Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003

/s/ Georges Benarroch

Georges Benarroch
Chief Executive Officer and Chief Financial Officer

INTERUNION FINANCIAL CORPORATION

Certification pursuant to
18 U.S.C. Section 1350
as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of InterUnion Financial Corp (the “Company”), dated June 27,2003 for the year ended March 31, 2003, as filed with the Securities and Exchange Commission (the “Report”), each of the undersigned officers of the Company certifies pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his respective knowledge:

(1)	the Report fully complies, in all material respects, with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 27, 2003	/s/ Georges Benarroch Georges Benarroch Chief Executive Officer and Chief Financial Officer