Form 10QSB
period 2003-06-30
INTERUNION FINANCIAL CORP
filed 2003-08-14
CIK 924805

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from _____________ to ____________ Commission file number _____________________________________


                        INTERUNION FINANCIAL CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



Delaware                                                              87-0520294
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
Incorporation or organization)


1232 N. Ocean  Way, Palm Beach, Fl                                         33480
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)


(561) 845-2849                                                    (561) 844-0517
---------------------------                         ----------------------------
(Issuer's telephone number)                         (Issuer's telecopier number)



        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares - 4,916,549 as of June 30, 2003.

Transitional Small Business Disclosure Format (Check One)  Yes [ ]  No [X]

================================================================================

                          PART I- FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

                        INTERUNION FINANCIAL CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE PERIOD ENDED JUNE 30, 2003

                                                         THREE MONTHS ENDED       TWELVE MONTHS ENDED
                                                        ---------------------   ----------------------
                                                        30-JUN-03   30-JUN-02   31-MAR-03    31-MAR-02
                                                        ---------   ---------   ----------   ---------
REVENUES
Investment Banking                                             --          --       79,956      13,134
Interest Income                                                --       7,469       15,100      26,794
                                                        ---------   ---------   ----------   ---------
                                                               --       7,469       95,056      39,928

EXPENSES
Selling, General and Administrative                        25,071      25,296    1,836,884     166,901
Foreign exchange loss (gain)                                  715     (34,044)     (14,384)      8,517
Trading Loss                                                   --      12,012           --          --
Interest                                                       --          --            9       5,350
                                                        ---------   ---------   ----------   ---------
                                                           25,786       3,264    1,822,509     180,768
(LOSS) PROFIT FROM CONTINUING OPERATION
BEFORE UNDERNOTED ITEMS                                   (25,786)      4,205   (1,727,453)   (140,840)
                                                        ---------   ---------   ----------   ---------
DISPOSAL OF EQUITY INVESTMENT
Equity in net loss of unconsolidated affiliate                 --          --           --    (238,342)
Gain on disposal of unconsolidated affiliate                   --          --           --     756,669
                                                        ---------   ---------   ----------   ---------
                                                               --          --           --     518,327
                                                        ---------   ---------   ----------   ---------
NET (LOSS) INCOME FOR THE YEAR                            (25,786)      4,205   (1,727,453)    377,487
                                                        =========   =========   ==========   =========

LOSS (EARNINGS) PER COMMON SHARE-Basic and Diluted

Weighted Average common shares outstanding              4,916,549   1,916,549    4,135,727   1,916,421
Basic (loss) earnings per share                            (0.005)      0.002       (0.418)      0.197
Diluted earning per share                                     N/A       0.002          N/A       0.197


See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                               AS AT JUNE 30, 2003

                                                               AS AT JUNE 30               AS AT MARCH 31
                                                        --------------------------    -------------------------
                                                            2003           2002           2003          2002
                                                        -----------    -----------    -----------    ----------

CURRENT ASSETS:
Cash and cash equivalent                                     58,956      1,648,720         97,319     2,464,985
Marketable Securities                                            --        104,500             --            --
Receivable from Affiliates                                       --         41,226             --        41,226
Refundable income taxes                                          --          7,502             --         7,502
Prepaid expenses and other current assets                     2,226          6,249          1,239         7,061
Notes receivable, current portion                                --        702,342             --            --
                                                        -----------    -----------    -----------    ----------
                                                             61,182      2,510,539         98,558     2,520,774
                                                        -----------    -----------    -----------    ----------

NON-CURRENT ASSETS:
Note receivable, non-current portion                             --        722,684             --       717,598
                                                        -----------    -----------    -----------    ----------
Total non-current assets                                         --        722,684             --       717,598
                                                        -----------    -----------    -----------    ----------

                                                        -----------    -----------    -----------    ----------
Total Assets                                                 61,182      3,233,223         98,558     3,238,372
                                                        ===========    ===========    ===========    ==========
LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities                     21,466         36,918         33,056        46,272
                                                        -----------    -----------    -----------    ----------
Total Current Liabilities                                    21,466         36,918         33,056        46,272
                                                        -----------    -----------    -----------    ----------

SHAREHOLDERS' EQUITY:
Capital Stock and additional paid in Capital             12,316,293     10,666,293     12,316,293    10,666,293
Accumulated deficit                                     (12,276,577)    (7,469,988)   (12,250,791)   (7,474,193)
                                                        -----------    -----------    -----------    ----------
Total shareholder's equity                                   39,716      3,196,305         65,502     3,192,100
                                                        -----------    -----------    -----------    ----------

                                                        -----------    -----------    -----------    ----------
Total Liabilities and Shareholder's Equity                   61,182      3,233,223         98,558     3,238,372
                                                        ===========    ===========    ===========    ==========

See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
            UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               AS AT JUNE 30, 2003

                                                               AS AT JUNE 30               AS AT MARCH 31
                                                        --------------------------    -------------------------
                                                            2003           2002           2003          2002
                                                        -----------    -----------    -----------    ----------
CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL
Class A Preferred Stock, $0.10 par value
Authorized - 1,500,000 shares                                    --             --             --            --
Class B Preferred Stock, $0.10 par value
Authorized - 1,000 shares                                        --             --             --            --
Issued and outstanding - None
Class C Preferred Stock, $0.10 par value
Authorized - 1,000 shares                                        --             --             --            --
Issued and outstanding - None
Common Stock, $0.001 par value
Authorized - 5,000,000 shares
Issued and outstanding 4,916,549 in 2003;
      1,916,549 in 2002                                         492            192            492           192
Additional Paid-In Capital                               12,315,801     10,666,101     12,315,801    10,666,101

ACCUMULATED DEFICIT                                     (12,276,577)    (7,469,988)   (12,250,791)   (7,474,193)
                                                        -----------    -----------    -----------    ----------
TOTAL SHAREHOLDERS' EQUITY                                   39,716      3,196,305         65,502     3,192,100
                                                        -----------    -----------    -----------    ----------

See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE PERIOD ENDED JUNE 30, 2003

                                                                   THREE MONTHS ENDED          TWELVE MONTHS ENDED
                                                                 ----------------------     ------------------------
                                                                 30-JUN-03    30-JUN-02      31-MAR-03     31-MAR-02
                                                                 ---------    ---------     ----------     ---------
CASH FLOW FROM OPERATING ACTIVITIES
(Loss) Income                                                     (25,786)        4,205     (1,727,453)      377,487

Adjustment to reconcile net loss to net cash
   provided by (used in) operating activities
Equity in net losses of unconsolidated affiliate                       --            --             --       238,342
Non cash operating expenses (Income)                                   --            --      1,650,000       (29,282)
Gain on disposal of unconsolidated affiliate                           --            --             --      (756,669)
                                                                 --------     ---------     ----------     ---------
                                                                  (25,786)        4,205        (77,453)     (170,122)

Changes in non-cash operating assets and liabilities:
Decrease in marketable securities                                      --      (104,500)            --            --
(Increase) Decrease in accounts receivable and other assets          (987)          812         54,551        (1,661)
(Decrease) Increase in accounts payable and
   accrued liabilities                                            (11,590)       (9,354)       (13,217)        7,142
                                                                 --------     ---------     ----------     ---------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                       (38,363)     (108,837)       (36,119)     (164,641)
                                                                 --------     ---------     ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Note Payable                                              --            --             --      (287,193)
Dividends Paid                                                         --            --     (2,549,145)           --
                                                                 --------     ---------     ----------     ---------
NET CASH FLOWS USED IN FINANCING ACTIVITIES                            --            --     (2,549,145)     (287,193)
                                                                 --------     ---------     ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of long term notes receivable                                --            --        717,598            --
Investment in Short term notes receivable                              --            --       (500,000)           --
Investment in notes receivable                                         --      (707,428)
Proceeds from sale of investment                                       --            --             --     2,709,463
Repayment of notes receivable                                          --            --             --       200,000
                                                                 --------     ---------     ----------     ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    --      (707,428)       217,598     2,909,463
                                                                 --------     ---------     ----------     ---------

NET (DECREASE) INCREASE IN CASH                                   (38,363)     (816,265)    (2,367,666)    2,457,629
CASH AND CASH EQUIVALENTS-Beginning of Year                        97,319     2,464,985      2,464,985         7,356
                                                                 --------     ---------     ----------     ---------
CASH AND CASH EQUIVALENTS-End of period                            58,956     1,648,720         97,319     2,464,985
                                                                 ========     =========     ==========     =========

See Accompanying Notes to Unaudited Consolidated Financial Statements

                        INTERUNION FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003

================================================================================


1. Interim information is un-audited; however, in the opinion of management, all adjustments necessary for a fair statement of interim results have been included in accordance with Generally Accepted Accounting Principles. All adjustments are of a normal recurring nature unless specified in a separate note included in these Notes to Un-audited Consolidated Financial Statements. The results for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2003, included in its Form 10-KSB for the year ended March 31, 2003.

2. Earning (loss) per share is computed using the weighted average number of common shares outstanding during the period.


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENT:

On May 15, 2003--The Financial Accounting Standards Board (FASB) issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity.

On April 30, 2003--The Financial Accounting Standards Board (FASB) issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.

Management does not expect that the adoption of SFAS 149 and SFAS 150 will have a material effect on the Company's operations or financial position.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL

During the quarter ended September 30, 2002, the Company incurred an expense of $1,650,000 on account of a Service Agreement. The fee was paid by issuing 3,000,000 common shares in the fiscal year 2003. This increased the number of issued and outstanding common stock of the company to 4,916,549. The information was filed on Form S-8 dated August 26, 2002.

DIVIDENDS PAID

During the quarter ended September 30, 2002 extraordinary cash dividend of $2,549,010 ($1.33 per common share) was paid to the shareholders of record on August 23, 2002. Also, InterUnion has distributed as dividend 600,000 common shares of B Twelve Inc, which it acquired in settlement of a Note Receivable of $500,000. The shareholders received 0.3131 common shares of B Twelve Inc for each common share of InterUnion Financial Corp they owned and cash for any fractional shares that would have been issued.

                        INTERUNION FINANCIAL CORPORATION
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003

================================================================================

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

(1)      OVERVIEW

The company had a net loss of $25,786 for the first quarter of fiscal 2004.

Selected financial data from InterUnion's financial statements is (figures in 000's except per share data):

                                   3 mos. ended    3 mos. ended    3 mos. ended
                                   Jun 30 - 03     Jun 30 - 02     Jun 30 - 01
                                   ------------    ------------    ------------
        Working Capital                   40           2,473            (92)
        Cash Flow                        (38)           (816)             2
        Total Assets                      61           3,233          2,684
        Shareholders' Equity              40           3,196          2,294

        Common Share, #                4,916           1,916          1,899
        Book Value Per Share            0.01            1.67           1.21

(2)      NET REVENUES

The Company had no revenues for the first quarter of fiscal 2004, however during the quarter ended June 30, 2002, the Company had interest revenues of $7,469.

(3)      EXPENSES

Selling, general and administration expenses for three months ended June 30, 2003, amounted to $25,071 as compared to $25,296 a year earlier, a decrease of $225 or 1%.

(4)      NET INCOME FOR THREE MONTHS ENDING JUNE 30, 2003

Net loss for the three months ended June 30, 2003 was $25,786 or $0.005 per share based on a weighted average number of shares of 4,916,549 versus a profit of $4,205 or $0.002 per share based on a weighted average number of shares of 1,916,549 a year earlier.

The weighted average number of common shares outstanding for the three months ending June 30, 2003, was 4,916,549 versus 1,916,549 a year earlier.

                        INTERUNION FINANCIAL CORPORATION
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003

================================================================================


(5)      LIQUIDITY AND CAPITAL RESOURCES

-----------------------------------------------------------------------------
Date                    Number of Shares         Amount          Type
-----------------------------------------------------------------------------
May 1998                    17,002                68,008     Regulation "S"
-----------------------------------------------------------------------------
June 1998                   35,000               140,000     Regulation "S"
-----------------------------------------------------------------------------
July 1998                  262,142             1,048,568     Regulation "S
-----------------------------------------------------------------------------
December 1998               10,000                40,000     Regulation "S
-----------------------------------------------------------------------------
February 1999              180,000               630,000     Regulation "S
-----------------------------------------------------------------------------
March 1999                  25,000                87,500     Regulation "S
-----------------------------------------------------------------------------
March 1999                   1,140                 4,560     Regulation "S
-----------------------------------------------------------------------------
November 1999              114,500                57,250     Regulation "S
-----------------------------------------------------------------------------
November 1999            2,014,198               805,679     Regulation "S
-----------------------------------------------------------------------------
September 2000          15,000,000               150,000     Regulation "S
-----------------------------------------------------------------------------
April 2002                  16,575                50,000     Regulation "S
-----------------------------------------------------------------------------
August 2002              3,000,000             1,650,000     Regulation "S-8"
-----------------------------------------------------------------------------

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

In the opinion of management the financial statements for the period ended June 30, 2003 accurately reflect the operations of the Company and its subsidiaries. The Company has taken every reasonable step to ensure itself that its quarterly financial statements do not represent a distorted picture to anyone having a business reason to review such statements and who has also reviewed its previous audited annual financial statements for the year ended March 31, 2003.

Forward-looking information included in Management's Analysis and Discussion reflects management's best judgment based on known factors, and involves risks and uncertainties. Actual results could differ materially from those anticipated in this forward-looking information. Forward-looking information is provided by InterUnion pursuant to the safe harbor established by recent securities legislation and should be evaluated in the context of these factors.

                        INTERUNION FINANCIAL CORPORATION
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003

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

ITEM 2 - CHANGES IN SECURITIES

During the quarter ended September 30, 2002, the Company incurred an expense of $1,650,000 on account of a Service Agreement. The fee was paid by issuing 3,000,000 common shares in the fiscal year 2003. This increased the number of issued and outstanding common stock of the company to 4,916,549. The information was filed on Form S-8 dated August 26, 2002.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in the payment of principal or interest with respect to any senior indebtedness of InterUnion Financial Corporation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

99.1)       Section 302 Certification

99.2)       Certification Pursuant to 18 U.S.C. Section 1350.

                        INTERUNION FINANCIAL CORPORATION
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003

================================================================================

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       InterUnion Financial Corporation
                                       --------------------------------
                                                 (Registrant)


Date August 14, 2003                   /s/  Georges Benarroch, Director
     ---------------                   ----------------------------------
                                                 (Signature)