Form 10QSB
period 2003-09-30
INTERUNION FINANCIAL CORP
filed 2003-11-14
CIK 924805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE         ACT OF 1934

For the quarterly period ended September 30, 2003

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ________________

Commission file number___________________________________

INTERUNION FINANCIAL CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	87-0520294
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

1232 N. Ocean Way, Palm Beach, Fl	33480
(Address of principal executive offices)	(Zip Code)

(561) 845-2849	(561) 844-0517
(Issuer’s telephone number)	(Issuer’s telecopier number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  ☐ No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: $0.001 Par Value Common Shares—4,916,549 as of September 30, 2003

Transitional Small Business Disclosure Format (Check One) Yes  ☐   No  ☒

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

INTERUNION FINANCIAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD ENDED SEPTEMBER 30, 2003

	Three Months Ended		Six Months Ended
	30-Sep-03	30-Sep-02	30-Sep-03	30-Sep-02
REVENUES
Investment Banking	—	91,968	—	79,956
Interest Income	—	7,631	—	15,100

	—	99,599	—	95,056
EXPENSES
Selling, general and administrative	43,100	1,735,865	68,171	1,761,161
Foreign exchange loss (gain)	1,529	19,696	2,245	(14,348)
Interest	—	9	—	9

	44,629	1,755,570	70,416	1,746,822

NET LOSS FOR THE PERIOD	(44,629)	(1,655,971)	(70,416)	(1,651,766)

LOSS PER COMMON SHARE
Weighted Average common shares outstanding	4,916,549	3,408,352	4,916,549	3,408,352
Loss per share	(0.009)	(0.486)	(0.014)	(0.485)

See Accompanying Notes to Unaudited Consolidated Financial Statements

INTERUNION FINANCIAL CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEET

AS AT SEPTEMBER 30, 2003

	AS AT SEPTEMBER 30		AS AT MARCH 31
	2003	2002	2003	2002
CURRENT ASSETS:
Cash and cash equivalent	5,120	161,130	97,319	2,464,985
Receivable from Affiliates	3,428	—	—	41,226
Refundable income taxes	—	7,502	—	7,502
Prepaid expenses and other current assets	1,451	3,871	1,239	7,061
Notes receivable, current portion	—	—	—	—

	9,999	172,503	98,558	2,520,774

NON-CURRENT ASSETS:
Note receivable, non-current portion	—	—	—	717,598

Total non-current assets	—	—	—	717,598

Total Assets	9,999	172,503	98,558	3,238,372

LIABILITES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	14,913	31,314	33,056	46,272

Total Current Liabilities	14,913	31,314	33,056	46,272

SHAREHOLDERS’ EQUITY:
Capital Stock and additional paid in Capital	12,316,293	12,316,293	12,316,293	10,666,293
Accumulated deficit	(12,321,207)	(12,175,104)	(12,250,791)	(7,474,193)

Total shareholder’s equity	(4,914)	141,189	65,502	3,192,100

Total Liabilities and Shareholder’s Equity	9,999	172,503	98,558	3,238,372

See Accompanying Notes to Unaudited Consolidated Financial Statements

INTERUNION FINANCIAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AS AT SEPTEMBER 30, 2003

	As at September 30		As at March 31
	2003	2002	2003	2002
CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL
Class A Preferred Stock, $0.10 par value
Authorized-1,500,000 shares	—	—	—	—
Class B Preferred Stock, $0.10 par value
Authorized—1,000 shares	—	—	—	—
Issued and outstanding—None
Class C Preferred Stock, $0.10 par value
Authorized—1,000 shares	—	—	—	—
Issued and outstanding—None
Common Stock, $0.001 par value
Authorized—10,000,000 shares
Issued and outstanding 4,916,549 in 2003; 1,916,549 in 2002	492	492	492	192
Additional Paid-In Capital	12,315,801	12,315,801	12,315,801	10,666,101
ACCUMULATED DEFICIT	(12,321,207)	(12,175,104)	(12,250,791)	(7,474,193)

TOTAL SHAREHOLDER’S EQUITY	(4,914)	141,189	65,502	3,192,100

See Accompanying Notes to Unaudited Consolidated Financial Statements

INTERUNION FINANCIAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD ENDED SEPTEMBER 30, 2003

	Six Months Ended		Twelve Months Ended
	30-Sep-03	30-Sep-02	31-Mar-03	31-Mar-02
CASH FLOW FROM OPERATING ACTIVITIES
(Loss) Income	(70,416)	(1,651,766)	(1,727,453)	377,487

Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Equity in net losses of unconsolidated affiliate	—	—	—	238,342
Non cash operating expenses (Income)	—	1,650,000	1,650,000	(29,282)
Gain on disposal of unconsolidated affiliate	—	—	—	(756,669)

	(70,416)	(1,766)	(77,453)	(170,122)

Changes in non-cash operating assets and liabilities:
(Increase) Decrease in accounts receivable and other assets	(3,640)	44,416	54,551	(1,661)
(Decrease) Increase in accounts payable and accrued liabilities	(18,143)	(14,958)	(13,217)	7,142

NET CASH FLOWS (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(92,199)	27,692	(36,119)	(164,641)

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of Note Receivable	—	—	—	(287,193)
Dividends Paid	—	(2,549,145)	(2,549,145)	—

NET CASH FLOWS USED IN FINANCING ACTIVITES	—	(2,549,145)	(2,549,145)	(287,193)

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of long term notes receivable	—	717,598	717,598	—
Investment in Short term notes receivable	—	(500,000)	(500,000)	—
Proceeds from sale of investment	—	—	—	2,709,463
Repayment of notes receivable	—	—	—	200,000

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	217,598	217,598	2,909,463

NET (DECREASE) INCREASE IN CASH	(92,199)	(2,303,855)	(2,367,666)	2,457,629
CASH AND CASH EQUIVALENTS—Beginning of Period	97,319	2,464,985	2,464,985	7,356

CASH AND CASH EQUIVALENTS—End of period	5,120	161,130	97,319	2,464,985

See Accompanying Notes to Unaudited Consolidated Financial Statements

INTERUNION FINANCIAL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003

1. Interim information is un-audited; however, in the opinion of management, all adjustments necessary for a fair statement of interim results have been included in accordance with Generally Accepted Accounting Principles. All adjustments are of a normal recurring nature unless specified in a separate note included in these Notes to Un-audited Consolidated Financial Statements. The results for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. These financial statements and notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2003, included in its Form 10-KSB for the year ended March 31, 2003.

2. Loss per share is computed using the weighted average number of common shares outstanding during the period.

3. The accompanying financial statements have been prepared assuming the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations during its recent operating history. The ability of the Company to continue as a going concern is dependant upon obtaining future financing, attaining profitable operations and having continuing support from shareholders. Management is in the process of evaluating future business opportunities, which would generate revenue to sustain the operations of the Company. The financial statements do not include any adjustment relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENT:

On May 15, 2003—The Financial Accounting Standards Board (FASB) issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity.

On April 30, 2003—The Financial Accounting Standards Board (FASB) issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.

Management does not expect that the adoption of SFAS 149 and SFAS 150 will have a material effect on the Company’s operations, cash flows or financial position.

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

Dividends Paid

During the quarter ended September 30, 2002 extraordinary cash dividend of $2,549,010 ($1.33 per common share) was paid to the shareholders of record on August 23, 2002. Also, InterUnion has distributed as dividend 600,000 common shares of Kyto Biopharma, Inc. which it acquired in settlement of a Note Receivable of $500,000. The shareholders received 0.3131 common shares of Kyto Biopharma, Inc. for each common share of InterUnion Financial Corp they owned and cash for any fractional shares that would have been issued.

Related Party Transaction

During the the second quarter ended September 30, 2003 a $25,000 Management Fee was paid to Credifinance Securities Ltd (CFSL), a company with common ownership.

During the quarter ended September 30, 2002 a fee was paid to Credifinance Capital Corp (CFCC), a company with common ownership, of $30,000 to act as the Paying Agent for IUFC’s Dividends. Also, a $30,000 Management Fee was paid to Credifinance Securities Ltd (CFSL), a company with common ownership.

INTERUNION FINANCIAL CORPORATION

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003

Supplemental disclosure of Non-Cash Financing and Investing Transactions

The following is additional information regarding the Consolidated Statement of Cash Flows:

	Sept 30 2003	Sept 30 2002
Shares of Kyto Biopharma, Inc. received in settlement of Notes Receivable	$—	$500,000
Distribution of Kyto Biopharma, Inc. shares to shareholders as dividend	—	500,000
Liabilities paid by issuing Common Stock	—	1,650,000

Item 2 – Management’s Discussion and Analysis

(1) Overview

The company had a net loss of $70,416 for the first half of fiscal 2004.

Selected financial data from InterUnion’s financial statements is (figures in 000’s except per share data):

	3 mos. ended Sept-30-03	3 mos. ended Sept-30-02	3 mos. Ended Sept-30-01
Working Capital	(5)	141	(89)
Cash Flow	(92)	(2,304)	15
Total Assets	10	173	3,005
Shareholders’ Equity	(5)	141	2,593
Common Share, #	4,916	4,916	1,890
Book Value Per Share	(0.001)	0.03	1.36

On August 18, 2003,InterUnion has entered into a non-binding Letter of Intent (the “LOI”) with BMB Holding, Inc. (“BMB”), a Delaware corporation with offices in New York and Almaty, Kazakhstan, for the proposed acquisition by InterUnion of all of the outstanding shares of BMB, which indirectly holds a 70% interest in the Aksaz, Dolinnoe and Emir oil fields in Kazakhstan (the “Acquisition”).

The proposed Acquisition is subject to certain conditions, including due diligence, the execution of a definitive agreement and approval of the Acquisition by the board of directors and shareholders of the respective companies as well as all regulatory and other approvals.

INTERUNION FINANCIAL CORPORATION

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003

On August 9 2002, InterUnion has entered into a non-binding Letter of Intent (the “LOI”) with Falcon Energy Holding Corporation (“Falcon”), a Delaware corporation with offices in Germany and Kazakhstan, for the proposed acquisition by InterUnion of all of the outstanding shares of two corporations to be incorporated by Falcon or an affiliate of Falcon, which will respectively hold, directly or indirectly, a 95% interest in the Kopa oil field in Kazakhstan (“Falcon Kopa BV”), and a 66.67% interest in the Aksaz, Dolinnoe and Emir oil fields in Kazakhstan (“Falcon Caspian BV”), (collectively, the “Acquisition”). Pursuant to the LOI, Falcon has agreed to pay a non-refundable deposit of $75,000 to InterUnion.

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

(2) Net Revenues

The Company had no revenues for the first six months of fiscal 2004, however during the first six months of fiscal 2003, the company had revenues of $99,599 mainly due to $75,000 being received from Falcon Energy Holding Corporation.

(3) Expenses

Selling, general and administration expenses for six months ended September 30, 2003, amounted to $68,171 as compared to $1,791,161 a decrease of $1,722,990 or 96%. This was mainly due to a $1,650,000 consulting expense which occurred in the second quarter of fiscal 2003 by issuing 3,000,000 InterUnion Financial Common shares in-lieu of cash payment.

(4) Net Income for six months ending September 30, 2003

Net loss for the six months ended September 30, 2003 was $70,416 or $0.014 per share based on a weighted average number of shares of 4,916,549 versus a loss of $1,651,766 or $0.485 per share based on a weighted average number of shares of 3,408,352 a year earlier.

(5) Liquidity and Capital Resources

Date	Number of Shares	Amount	Type
May 1998	17,002	68,008	Regulation “S”
June 1998	35,000	140,000	Regulation “S”
July 1998	262,142	1,048,568	Regulation “S
December 1998	10,000	40,000	Regulation “S
February 1999	180,000	630,000	Regulation “S
March 1999	25,000	87,500	Regulation “S
March 1999	1,140	4,560	Regulation “S
November 1999	114,500	57,250	Regulation “S
November 1999	2,014,198	805,679	Regulation “S
September 2000	15,000,000	150,000	Regulation “S
April 2002	16,575	50,000	Regulation “S
August 2002	3,000,000	1,650,000	Regulation “S-8”

INTERUNION FINANCIAL CORPORATION

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003

(6) Concluding Remarks

There are no other known trends, events or uncertainties that may have, or are reasonably likely to have, a material impact on the Company’s short-term or long-term liquidity that have not been discussed above.

In addition, there is no significant income or loss that has risen from the Company’s continuing operations that has not been analyzed or discussed above. In addition, there has not been any material change in any line item that is presented on the financial statements that has not been discussed above.

(7) Certain Risk Factors Which May Impact Future Operations

The Company and its subsidiaries operate in a rapidly changing environment that involves a number of factors, some of which are beyond management’s control, such as financial market trends and investors’ appetite for new financings. It should also be emphasized that, should the Company not be successful in completing its own financing (either by debt or by the issuance of securities from treasury), its strategy to grow by acquisition will be affected.

In the opinion of management the financial statements for the period ended September 30, 2003 accurately reflect the operations of the Company and its subsidiaries. The Company has taken every reasonable step to ensure itself that its quarterly financial statements do not represent a distorted picture to anyone having a business reason to review such statements and who has also reviewed its previous audited annual financial statements for the year ended March 31, 2003.

Forward-looking information included in Management’s Analysis and Discussion reflects management’s best judgment based on known factors, and involves risks and uncertainties. Actual results could differ materially from those anticipated in this forward-looking information. Forward-looking information is provided by InterUnion pursuant to the safe harbor established by recent securities legislation and should be evaluated in the context of these factors.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is not a party to any pending legal proceeding, nor is its property the subject of a pending legal proceeding for which the claims, exclusive of interest and costs, exceed 10% of the current assets of the Company on a consolidated basis.

Item 2 – Changes in Securities

During the quarter ended September 30, 2002, the Company incurred an expense of $1,650,000 on account of a Service Agreement. The fee was paid by issuing 3,000,000 common shares in the fiscal year 2003. This increased the number of issued and outstanding common stock of the company to 4,916,549. The information was filed on Form S-8 dated August 26, 2002.

Item 3 – Defaults Upon Senior Securities

There have been no defaults in the payment of principal or interest with respect to any senior indebtedness of InterUnion Financial Corporation.

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None.

Item 6 – Exhibits and Reports on Form 8-K

31.1) Section 302 Certification

32.1) Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2003	InterUnion Financial Corporation (Registrant) /s/ Georges Benarroch, Director (Signature)

Exhibit Index

Exhibit Number	Description
31.1	Section 302 Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350.