Form 10QSB
period 2003-12-31
BMB MUNAI INC
filed 2004-02-20
CIK 924805

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
December 31, 2003                                                      000-28638


                                 BMB MUNAI, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        INTERUNION FINANCIAL CORPORATION
                        --------------------------------
                           (Former name of registrant)

                                    DELAWARE
          -------------------------------------------------------------
          (State or other jurisdiction of incorporation or organization

                                   87-0520294
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                20A Kazibek Bi Street, Almaty, 480100 Kazakhstan
              ----------------------------------------------------
                    (Address of principal executive offices)

                1232 North Ocean Blvd., Palm Beach, Florida 33480
                -------------------------------------------------
                 (Address of former principal executive offices)

                              +7 (3272) 58-85-17/47
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No [ ]

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: common stock, par value $0.001; 20,429,422 shares outstanding as of February 10, 2004.

Transitional small business disclosure format (check one)  Yes [ ]  No [X]

                                 BMB MUNAI, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I-- FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Unaudited Consolidated Balance Sheets as of December 31, 2003
           and March 31, 2003..................................................3

         Unaudited Consolidated Statements of Operations for the
           Three and Nine Months Ended December 31, 2003 and 2002..............4

         Unaudited Consolidated Statements of Cash Flows for the
           Nine Months Ended December 31, 2003 and 2002........................5

         Notes to Unaudited Consolidated Financial Statements..................6

     Item 2.  Managements Discussion and Analysis or Plan of Operation........13

     Item 3.  Controls and Procedures.........................................19

PART II-- OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................19

     Item 2.  Changes in Securities...........................................20

     Item 4.  Submission of Matters to a Vote of Security Holders.............21

     Item 5.  Other Information...............................................22

     Item 6.  Exhibits and Reports on Form 8-K................................25

     Signatures...............................................................26

PART I- FINANCIAL INFORMATION

Item 1- Financial Statements


                                         BMB Munai, Inc.
                                  (A Development Stage Entity)
                              Unaudited Consolidated Balance Sheets


                                                                 December 31, 2003         March 31, 2003
                                                                 -----------------         --------------
CURRENT ASSETS:
  Cash and cash equivalents                                       $    6,552,374           $            -
  Prepaid expenses and other                                              70,158                        -
  Inventories                                                            391,452                        -
                                                                  --------------           --------------
      Total Current Assets                                             7,013,984                        -
                                                                  --------------           --------------

LONG TERM ASSETS:
  Oil and Gas Properties, Full Cost Method                            11,510,577                        -
  Other Fixed Assets, net                                                165,329                        -
  Deposits                                                                21,172                        -
                                                                  --------------           --------------
      Total Long Term Assets                                          11,697,078                        -
                                                                  --------------           --------------

TOTAL ASSETS                                                      $   18,711,062           $            -
                                                                  ==============           ==============


CURRENT LIABILITIES:
  Accounts Payable                                                $      169,730           $            -
  Other Short Term Liabilities                                           533,111                        -
                                                                  --------------           --------------
      Total Current Liabilities                                          702,841                        -
                                                                  --------------           --------------

LONG TERM LIABILITIES:
  Obligation to the Government of Kazakhstan                           5,994,745                        -
  Liquidation Fund                                                        20,000                        -
                                                                  --------------           --------------
      Total Long Term Liabilities                                      6,014,745                        -
                                                                  --------------           --------------

      Total Liabilities                                                6,717,586                        -
                                                                  --------------           --------------

  Minority Interest in Operations of Subsidiary                           51,175

SHAREHOLDERS' EQUITY:
   Capital stock                                                          20,429                        -
   Additional paid-in capital                                         24,432,239
   Deficit Accumulated During the Development Stage                  (12,510,367)                       -
                                                                  --------------           --------------
       Total shareholders Equity                                      11,942,301                        -
                                                                  --------------           --------------

       Total Liabilities and Shareholders Equity                  $   18,711,062           $            -
                                                                  ==============           ==============




                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                                                   3

                                                         BMB MUNAI, INC.
                                                  (A Development Stage Entity)
                                         Unaudited Consolidated Statement of Operations



                                                    Nine months ended   Nine months ended   Three months ended   Three months ended
                                                    December 31, 2003   December 31, 2002   December 31, 2003     December 31, 2002
                                                    -----------------   -----------------   -----------------     -----------------
REVENUES
  Unrealized Gain on Marketable Securities             $   197,550           $     -            $  197,550             $     -
  Other Gains                                                8,614                 -                 8,524                   -
                                                       -----------           -------            ----------             -------
                                                           206,164                 -               206,074                   -
                                                       -----------           -------            ----------             -------

EXPENSES
  Selling, general and administration                      226,508                 -               196,412                   -
  Interest Expense                                          86,702                 -                29,463                   -
  Amortization and Depreciation                                271                 -                   271                   -
  Other Expenses, net                                       35,581                 -                34,444                   -
                                                       -----------           -------            ----------             -------
                                                           349,062                                 260,590
                                                       -----------           -------            ----------             -------

LOSS FROM OPERATIONS                                      (142,898)                -               (54,516)                  -

  Minority Interest in Operations of Subsidiary            (51,175)                -               (50,443)                  -
                                                       -----------           -------            ----------             -------
NET LOSS FOR THE PERIOD                                $  (194,073)          $     -            $ (104,959)            $     -
                                                       -----------           -------            ----------             -------

LOSS PER COMMON SHARE
  Weighted Average Common Shares Outstanding             2,978,955               N/A             9,003,809                 N/A
  Weighted Average Loss Per Share basic and diluted    $    (0.065)                             $   (0.012)




                                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                                                                    4

                                                         BMB MUNAI, INC.
                                                  (A Development Stage Entity)
                                         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         nine months ended                    nine months ended
                                                                         December 31, 2003                    December 31, 2002
                                                                         -----------------                    -----------------
Net Loss                                                                  $     (194,073)                       $            -
  Depreciation Expense                                                               271
  Minority Interest in Operations of Subsidiary                                   51,175                                     -
  Inventory                                                                     (391,452)                                    -
  Prepaid Expenses                                                               (70,158)                                    -
  Increase (Decrease)  in a/p and accrued liabilities                            722,841                                     -
                                                                          --------------                        --------------
Net Cash provided by operating activities                                        118,604                                     -

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment                                            (165,600)                                    -
  Purchase of Oil and Gas Properties                                          (5,515,832)                                    -
  Rent Deposit                                                                   (21,172)                                    -
                                                                          --------------                        --------------
Net Cash used in investing activities                                         (5,702,604)                                    -

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Proceeds From Sale of Common Stock                                      9,936,374                                     -
   Issuance of Convertible Debt                                                2,000,000                                     -
   Proceeds fromExercise of Common Stock Options                                 200,000                                     -
                                                                          --------------                        --------------
Net Cash provided by financing activities                                     12,136,374                                     -
                                                                          --------------                        --------------
NET INCREASE (DECREASE) IN CASH                                                6,552,374                                     -
                                                                          --------------                        --------------
Cash at End of Period                                                     $    6,552,374                        $            -
                                                                          ==============                        ==============


NON CASH TRANSACTIONS:
  Obligations to the Government of Kazakhstan                             $    5,994,745
  Conversion of Debt into Common Stock                                    $    2,000,000


                               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                                                            5

                                BMB MUNAI, INC.
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTRODUCTION

1. In the Opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring items, necessary to present fairly the Company's financial position as of December 31, 2003 and December 31, 2002, and the results of its operations for three and nine months then ended and the cash flows for nine months then ended. The results for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2003, included in its Form 10-KSB for the year ended March 31, 2003.

2. During the calendar quarter ending on December 31, 2003, InterUnion Financial Corporation, now named BMB Munai, Inc. (the "Company"), completed a reverse merger with BMB Holding, Inc ("BMB"), a Delaware corporation. As a result of the merger, the shareholders of BMB have obtained control of the Company. A new board of directors was elected that is comprised primarily of the former directors of BMB Holding, Inc. The primary asset that was held by BMB Holding, Inc. and as a result of the merger is now owned by the Company is a seventy percent (70%) interest in Emir Oil LLC ("Emir Oil" or "Emir"). The primary assets of Emir Oil are a License and Contract. Emir Oil is a Limited Liability Comradeship formed under the laws of the Republic of Kazakhstan for the sole purpose of acquiring the oil and gas exploration license AI No. 1552 (the "License") and Contract No. 482 for Exploration of Hydrocarbons in Aksaz-Dolinnoe-Emir oil fields, located in blocks XXXVI-10-C(Partially), F(Partially) XXXVI-11-A(Partially), D n(Partially) (the "Contract"), in the Republic of Kazakhstan. The Company has minimal operations to date and is considered to be in the development stage.

3. The consolidated financial statements of the Company include the accounts of Emir, its 70% owned subsidiary. Hereinafter, BMB Munai, Inc. and Emir Oil, LLC are collectively referred to as the "Company." All significant inter-company transactions have been eliminated.

4. Loss (income) per share is computed using the weighted average number of common shares outstanding during the period.

5. The Company has suffered recurring losses from operations during its recent operating history before the merger with BMB. In addition, being at the beginning of the exploration process the Company currently has no contracts or export quota for the sale of its hydrocarbons. These conditions raise doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon obtaining future financing, attaining profitable operations and having continuing support from shareholders. The financial statements do not include any adjustment relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENT:

In June 2001 -- The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 143, Accounting for Asset Retirement Obligations. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

In January 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities (VIEs), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns, or both. FIN 46 also requires disclosures about VIEs that the Company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003, and to other entities no later than the three months ended September 30, 2003. Certain disclosure requirements are required in all financial statements issued after January 31, 2003, regardless of when the VIE was established. The Company has not identified any VIEs that must be consolidated.

On April 30, 2003--The Financial Accounting Standards Board (FASB) issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively only.

On May 15, 2003--The Financial Accounting Standards Board (FASB) issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It also establishes standards for how an issuer classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective for us as of July 1, 2003. The adoption of the applicable provisions of this statement as of the indicated dates has had no effect on the Company's financial statements.

Management does not expect that the adoption of SFAS 143, SFAS 149 and SFAS 150 will have a material effect on the Company's operations, cash flows or financial position at this time.

CASH AND CASH EQUIVALENTS

The Company considers cash and money market funds to be cash equivalents. Furthermore, the Company considers all highly liquid instruments that are purchased with maturity of three months or less to be cash equivalents.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles, generally accepted in the United States of America, requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

LICENSES AND CONTRACTS

Emir Oil is the operator of the Aksaz, Dolinnoe and Emir oil and gas fields in Western Kazakhstan. The Government of the Republic of Kazakhstan (the "Government") initially issued the license to Zhanaozen Repair and Mechanical Plant on April 30, 1999. On September 23, 2002, the license was assigned to Emir Oil. On June 9, 2000, the contract for exploration of the Aksaz, Dolinnoe and Emir oil and gas fields was entered into between the Agency of the Republic of Kazakhstan on Investments and the Zhanaozen Repair and Mechanical Plant. On September 23, 2002, the contract was assigned to Emir Oil. The Company must also obtain a commercial production contract with the Government of Kazakhstan. The Company is legally entitled to receive this commercial production contract and has an exclusive right to negotiate this contract and the Government of Kazakhstan is obligated to conduct these negotiations under the law of petroleum in Kazakhstan. If no terms can be negotiated, the Company has a right to produce and sell oil, including export oil, under the law of petroleum for the term of its existing contract through the end of 2005 unless extended by the Company.

PROPERTY AND EQUIPMENT

While the Company has no present production history, in the future it plans to follow the full cost method of accounting for its costs of acquisition, exploration and development of oil and gas properties.

Under full cost accounting rules, the net capitalized costs of evaluated oil and gas properties shall not exceed an amount equal to the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, including the use of oil and gas prices as of the end of each quarter.

Given the volatility of oil and gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline in the future, even if only for a short period of time, it is possible that impairments of oil and gas properties could occur. In addition, it is reasonably possible that impairments could occur if costs are incurred in excess of any increases in the cost ceiling, revisions to proved oil and gas reserves occur, or if properties are sold for proceeds less than the discounted present value of the related proved oil and gas reserves.

All geological and geophysical studies, with respect to the A-D-E fields have been capitalized as part of the oil and gas properties.

The Company's oil and gas properties primarily include the value of the license and other capitalized costs under this method of accounting.

Costs of acquiring unproved leases shall be evaluated for impairment until such time as the leases are proved or abandoned. In addition, if the sums of expected undiscounted cash flows are less than net book value, unamortized costs at the field level will be reduced to a fair value.

Depreciation and amortization of producing properties shall be computed using the unit-of-production method based on estimated proved recoverable reserves. Depreciation of other properties and equipment shall be calculated using the straight line method based upon estimated useful life ranging from two to ten years. Maintenance and repairs shall be charged to expenses as incurred. Renewals and betterments shall be capitalized. When assets are sold or retired or otherwise disposed of the applicable costs and accumulated depreciation and amortization shall be removed from the accounts, and the resulting gain or loss shall be recognized at that time.

RISKS AND UNCERTAINTIES

The ability of the Company to realize the carrying value of its assets is dependent on being able to develop, transport and market oil and gas. Currently exports from the Republic of Kazakhstan are primarily dependent on transport routes either via rail, barge or pipeline, through Russian territory. Domestic markets in the Republic of Kazakhstan might not permit world market price to be obtained. However, management believes that over the life of the project, transportation options will be improved by further increases in the capacity of the transportation options.

REVENUE RECOGNITION

Revenue from the sale of oil and gas shall be recorded using the accrual method of accounting based on Generally Accepted Accounting Principles. As of the date hereof the Company has had no production sales, including test production sales.

FOREIGN EXCHANGE TRANSACTIONS

The Company's functional currency is the U.S. Dollar, thus the financial statements of the Company's foreign subsidiary are measured using the U.S. Dollar. Accordingly, transaction gains and losses for foreign subsidiaries shall be recognized in U.S. dollars in consolidated operations in the year of occurrence. There are no current regulatory issues in Kazakhstan dealing with currency conversions between the local currency in Kazakhstan and the U.S. Dollar that are expected to negatively impact the Company's business, however, the risk of actual currency fluctuations as it relates to the U.S. dollar is present.

NOTE B - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has completed a merger with BMB Holding, Inc. and has commenced the financing of the 70% owned subsidiary of the Company Emir Oil LLC ("Emir Oil") and exploration of the properties that are licensed to Emir Oil. Prior to the merger, the Company has discontinued all its previous businesses. The new management of the Company is in the process of building oil and gas business, which is intended to generate revenue to sustain the operations of the Company. To fully develop the geographical area covered by the oil exploration license held by Emir, the Company needs substantial additional funding. Concurrently, prior to commencing oil production, the Company must also obtain a commercial production contract with the Government of Kazakhstan. The Company is legally entitled to receive this commercial production contract and has an exclusive right to negotiate this contract and the Government of Kazakhstan is obligated to conduct these negotiations under the law of petroleum in Kazakhstan. If no terms can be negotiated, the Company has a right to produce and sell oil, including export oil, under the law of petroleum for the term of its existing contract through the end of 2005, unless extended by the Company. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

NOTE C - ACQUISITION

On June 7, 2003, BMB acquired a 70% equity interest in Emir Oil. The results of Emir's operations have been included in the consolidated financial statements since that date. Emir had no operations prior to its acquisition by BMB. Emir holds oil and gas exploration licenses in the Aksaz-Dolinnoe-Emir fields located in western Kazakhstan. The aggregate purchase price was $1,300,000. The entire purchase price has been allocated to Emir's oil and gas licenses in the accompanying consolidated balance sheet. BMB is in the process of obtaining third party valuations of the oil and gas licenses; thus, the allocation of the purchase price is subject to refinement. The Company, based on its holding of Emir Oil, is required to fund exploration efforts of Emir Oil. Furthermore, the Company accepted on its balances historical government costs of the properties currently developed by the Company. The Company expects that such efforts shall require approximately $21,000,000 to $22,000,000 in total. The Company plans to raise the required capital as follows: (i) $10,000,000 in bank revolving credit facility or additional common stock in the future; (ii) through sales of oil that is yielded from the testing wells. If the production of oil from any of its wells is substantial, the management may revise the amount of common stock the Company would issue.

NOTE D - FOREIGN ASSETS AND ECONOMIC CONCENTRATION

Cash and Cash Equivalents include US $3,995,886 on consolidated bases with Emir that is deposited in foreign banks and foreign short term securities with other financial institutions. Out of this amount, $351,188 is on deposit with a bank in the Republic of Kazakhstan and $3,644,698 is held in short term bank equity securities under a REPO contract. The deposits in the banks of the Republic of Kazakhstan and the securities above referenced present are subject to country risk of the Republic of Kazakhstan. Furthermore, the primary asset of the Company is Emir Oil; an entity formed under the laws of the Republic Kazakhstan is also subject to country risk in the Republic of Kazakhstan.

NOTE E - LIABILITIES

Short Term Liabilities include:
1. Primarily accrued expenses, including payroll, payroll taxes, and other day to day expenses of the Company. 2. $500,000 Debt for geological study. Total amount that was spent for the Study was $700,000 however $200,000 was already paid.

Long Term Liabilities include:

Non recourse liabilities of Emir Oil and in turn of BMB Munai (on a consolidated basis) to the Government of Kazakhstan for historical investments by the Government into the properties currently held under exploration license and contract by Emir Oil. When Emir Oil obtains a commercial production license for the oil fields that it currently holds exploration license to, as a condition to receipt of the commercial production license and contract for hydrocarbons by Emir, Emir Oil would negotiate a repayment schedule for the above debt with the Government of the Republic of Kazakhstan. Should Emir Oil not proceed with acquisition of a production contract and license for any property, that property, would revert to the Government in settlement of Emir's obligations to the Government.

NOTE F - CONTINGENCIES

A lawsuit was filed in Florida naming the Company as one of the defendants. The claim alleges that the Plaintiff should have received compensation and or percentage of stock of the Company as a result of the merger between the Company and BMB Holding, Inc. The Company is confident that the matter shall be resolved in the Company's favor. The Company has retained legal counsel to protect its interests.

NOTE G - FINANCING, CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL

During the quarter ended December 31, 2003, the Company completed a reverse merger with BMB Holding, Inc. At the same time, the Company has:

         a. Completed a private placement for the total amount of $11,113,562 (less expenses and brokerage commissions of 1,177,688.
         b. Converted a $2MM debt to the shareholders of BMB Holding, Inc. into equity.
         c. Issued 2,000,000 (pre-split) shares of stock upon exercise of stock option worth $200,000.
         d.       Completed a 1 for 10 reverse split share consolidation.

As a result, bringing the increase to paid-in capital to $12,135,874. The capital changes that resulted from the merger and private placement are described below.

The Merger

Pursuant to the terms of the Agreement, the Company issued an aggregate of 148,571,429 pre-split shares of its common stock to the shareholders of BMB Holding, Inc. The shareholders of BMB Holding, Inc. transferred all of their 1000 shares (being all of the issued and outstanding shares) of BMB Holding, Inc. to the Company. As result, the former shareholders of BMB Holding, Inc. collectively control the Company. Immediately following the Merger, the Company had an aggregate of 153,987,978 pre-split common shares issued and outstanding, including the 148,571,429 pre-split common shares issued pursuant to the Merger.

Pursuant to the Merger, the Company has changed its name from InterUnion Financial Corporation to BMB Munai, Inc. The Company has also conducted a reverse-split of its common shares on the basis of ten old shares for one new share (1:10).

Further, the Company has effected a reduction in its authorized capital from 500,000,000 common shares to 50,000,000 common shares. The Company is authorized to issue preferred shares designated as Class "A," Class "B," and Class "C" preferred shares, of which no such shares have been issued by the Company.

Two of the shareholders of BMB Holding, Inc. were also creditors of BMB Holding, Inc. In partial consideration for the shares of the Company issued pursuant to the Merger, the creditors have released both the Company and BMB Holding, Inc. from obligation to pay the respective debts.

The Financing

As a condition of the Merger, the Company was obligated to secure equity financing of at least $3,000,000. Pursuant to an Agency Agreement between the Company and the Agent, the Company has issued an aggregate of 4,430,494 common shares of the Company via private placement. Offering has been made to accredited investors under Regulation D in the United States and Regulation S for non U.S. Persons subject to a 12-month holding period.

The shares were issued in two transactions each of which closed on November 26, 2003. The first private placement consisted of an aggregate of 2,750,494 common shares at US $2.15 per share. The second private placement consisted of an aggregate of 1,680,000 shares at US $2.50 per share. The Agent received a commission equal to 8.5% of the gross proceeds received by the issuer other than for shares issued to US Persons. In addition, the Agent received Agent's warrants equal to 10% of the number of shares sold on behalf of the Company. Further, on November 19, 2003, the Company entered into two (2) stock option agreements with the Agent. Pursuant the first option agreement, the Agent may purchase up to two hundred thousand (200,000) post-split common shares of the Company at an exercise price of $1.00 per (post-split) shares for a period of five (5) years from the date of the Merger. The second option agreement allows the Agent to purchase up to one hundred forty two thousand eight hundred fifty seven (142,857) post-split common shares of the Company at an exercise price of $3.50 per (post-split) share for a period of five (5) years from the date of the Merger. The agent also received a fee of $150,000 for advisory services rendered to the Company in connection with the Merger.

Options exercised.

On December 15, 2003 Credifinance Securities Limited exercised its first option provided by Agent Option Agreement for 200,000 post split shares at the exercise price of $1.00. No other options were exercised in reported period.

BMB Munai, Inc. Capital Structure on December 31, 2003.

The resulting capital structure of the Company after the reverse merger, its financing activities and a 10 for 1 share consolidation as of the end of the reporting period is shown in the following table:

                                             Number           Interest
                                           of shares      (fully diluted)    Share price   Amount raised
                                           ---------      ---------------    -----------   -------------
BMB Shareholders                           14,857,143       70.62%
IUFC Shareholders                             541,785        2.58%
Private Placement Investors                 2,750,494       13.07%             $2.15         $5,913,562.10        1st tranche
Private Placement Investors                 1,680,000        7.99%             $2.50         $4,200,000.00        2nd tranche
Private Placement Investors                   400,000        1.90%             $2.50         $1,000,000.00        3rd tranche

                                                          Total Amount Raised               $11,113,562.10
                                                          -------------------               --------------
Options exercised                             200,000        0.95%             $1.00           $200,000.00        Credifinance
Outstanding shares                         20,429,422
Warrants and Options                          607,977        2.89%
Fully Diluted                              21,037,399      100.00%

The complete details of the merger and financing through private placement were filed in form 8-K on December 12, 2003 and form 8-K/A on December 16, 2003.

Dividends Paid

There were no cash dividends paid during the quarter ended December 31, 2003. Prior to the merger, the Company did issue a stock dividend to its shareholders of 500,000 pre-split shares. The shares were issued pro-rata to all of common stockholders of the Company on a one share for each 9.8 pre-split shares outstanding.

Related Party Transaction

On September 15, 2003 BMB Holding, Inc. obtained a short-term financing for covering expenses related to the reverse takeover and private placement from one of its shareholders, Caspian Services Group, Ltd. The loan in the amount of $500,000 for 6 months with the annual interest of 16.5% has been repaid in full on November 26, 2003 from the proceeds of the private placement.

According to the investment agreement between BMB Munai, Inc. and its 70% subsidiary, Emir Oil, LLC, signed on December 3, 2003, BMB Munai is financing the exploration work program of Emir Oil through the 5-year term loan with an annual interest of 12%. The amount of $7,000,000 has been transferred into Emir Oil's bank account in Bank CenterCredit (Almaty, Kazakhstan) on December 4, 2003.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Overview

         InterUnion Financial Corporation, a Delaware corporation, ("InterUnion"), was incorporated on February 7, 1994. Prior to the quarter ended December 31, 2003, the primary business strategy of InterUnion was to acquire majority interests in financial services businesses. On November 26, 2003, InterUnion executed an Agreement and Plan of Merger (the "Agreement") with BMB Holding, Inc., a Delaware corporation, formed on May 6, 2003, whereby BMB Holding merged into InterUnion, with InterUnion being the surviving corporation. For accounting purposes, the transaction is treated as a reverse merger under US GAAP with BMB Holding and its subsidiary, Emir Oil, treated as the surviving entity. At the time of the merger, the primary asset of BMB Holding was a seventy percent (70%) equity interest in Emir Oil, LLC, ("Emir Oil" or "Emir"). The primary assets of Emir Oil are a License and Contract. Emir Oil is a limited liability comradeship formed under the laws of the Republic of Kazakhstan for the sole purpose of acquiring the oil and gas exploration license AI No. 1552 (the "License") and Contract No. 482 for Exploration of Hydrocarbons in Aksaz-Dolinnoe-Emir oil fields, located in blocks XXXVI-10-C (Partially), F (Partially) XXXVI-11-A (Partially), D (Partially) (the "Contract"), in the Republic of Kazakhstan. As a result of the merger, Emir Oil became a 70% owned subsidiary of BMB Munai, Inc., (the "Company").

         Pursuant to the terms of the Agreement, InterUnion issued an aggregate of 148,571,429 pre-split shares of its common stock to the shareholders of BMB Holding in exchange for the 1,000 issued and outstanding common shares of BMB Holding. As a result, the merger control of InterUnion passed to the shareholders of BMB Holding. In connection with the Agreement, InterUnion changed its name to BMB Munai, Inc., a new board of directors was elected and the outstanding common stock of the Company was reverse split on a one share for ten basis. The authorized common stock of the Company was also reduced from 500,000,000 to 50,000,000.

         With the conclusion of the merger, the primary business pursuit of the Company will be to engage in the exploration, development and production of oil and gas properties in the Republic of Kazakhstan. Initially, the Company will focus its efforts on the exploration and development of Emir Oil's exploration License and Contract to the Aksaz, Dolinnoe and Emir oil and gas fields (hereinafter referred to as the "ADE Block"). The ADE Block is located onshore, approximately 45 kilometers northeast of the Caspian Sea port city of Aktau, in the Mangistau oblast of western Kazakhstan.

         The Government of the Republic of Kazakhstan (the "Government") initially issued the License to Zhanaozen Repair and Mechanical Plant on April 30, 1999. On June 9, 2000, the Contract was entered into between the Agency of the Republic of Kazakhstan and the Zhanaozen Repair and Mechanical Plant. On September 23, 2002, the license and contract were assigned to Emir Oil. The contract expires at the end of 2005. The Company has the right to extend the contract for two consecutive two year terms. The Company must also obtain a commercial production contract with the Government of Kazakhstan. To receive a commercial production contract certain activities have to be completed before the license expires. These activities primarily include the investment of at least $21,000,000 into development of the ADE Block, completion of 3D seismic research and the drilling of six new wells. The Company has an exclusive right to negotiate this contract and the Government of Kazakhstan is obligated to conduct these negotiations under the law of petroleum in Kazakhstan. If no terms can be negotiated, the Company has a right to produce and sell oil, including export oil, under the law of petroleum for the term of its existing contract through the end of 2005, unless extended by the Company.

         If and when Emir Oil obtains a commercial production license for the ADE Block, as a condition to receipt of the commercial production license and contract for hydrocarbons Emir Oil would be required to assume a debt to the Government of $5,994,745, which represents the investment by the Government into exploration of the ADE Block. In the event Emir Oil chooses not to acquire a commercial production license this debt would not be assumed by Emir Oil.

         Emir Oil, LLC

         Emir Oil, LLC. is a limited liability company organized under the laws of the Republic of Kazakhstan. BMB Holding acquired its 70% interest in Emir Oil from its former sole interest holder, Mr. Toleush Tolmakov, in May 2003. Under the terms of the agreement between BMB Holding and Emir Oil at the time BMB Holding acquired its 70% interest; Mr. Tolmakov will remain a member of the board of directors of Emir Oil and will retain his position as General Manager for one year.

         The following information contained in this analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related disclosures.

Forward Looking Information and Cautionary Statement

         In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statements set forth in this Quarterly Report on Form 10-QSB which provide other than historical information and which are forward looking, involve risks and uncertainties that may impact the Company's actual results of operations. The Company faces risks and uncertainties, many of which are beyond its control, including: execution of a production contract; fluctuations in oil and gas prices; changes in capital spending by competitors for exploration, development and production; unsettled political conditions, civil unrest and governmental actions; foreign currency fluctuations; and environmental and labor laws. Readers should consider all of these risk factors as well as other information contained in this report.

         Forward-looking statements are predictions and not guarantees of future performance or events. The forward-looking statements are based on current industry, financial and economic information, which the Company has assessed but which by its nature, is dynamic and subject to rapid and possibly abrupt changes. The Company's actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. The forward-looking statements should be considered in the context of the risk factors listed above.

         The information contained in this analysis should be read in conjunction with the condensed consolidated financial statements contained herein and related disclosures.

Liquidity and Capital Resources

         Prior to the merger, InterUnion had discontinued its operations and had realized no revenue from operations during the current fiscal year and a net loss through the nine months ended December 31, 2003, of $194,073. With completion of the merger, the Company has commenced the financing of its 70% owned subsidiary Emir Oil, in connection with exploration of the ADE Block. To develop the ADE Block to a level where it generates sufficient revenue to sustain the operations of the Company will require substantial additional funding. Moreover, prior to commencing oil production, the Company must obtain a commercial production contract with the Government of Kazakhstan if it wishes to produce oil and gas beyond the end of its contract in 2005, unless extended by the Company. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         During the quarter ended December 31, 2003, the Company engaged in two private placements and certain options were executed raising net proceeds of approximately $11,300,000, of which, expenses, brokerage commission and advisory service fees, of approximately $1,327,000 were paid to Credifinance Securities Limited, which may be deemed a related party through a common director. These funds will primarily be used to fund exploration and development of the ADE Block. As of December 31, 2003, the Company had advanced approximately $8,450,000 to Emir Oil for expenses and activities including administrative costs, 3D seismic research, data processing and interpretation, engineering reports, environmental and feasibility studies, reverse merger and financing expenses, infrastructure, well re-conservation and drilling costs. The Company anticipates the need to raise a total of approximately $21,000,000 to $22,000,000 to complete exploration and development. The Company hopes to raise the required additional capital through obtaining a bank revolving credit facility, through the sale of additional equity or debt securities of the Company and through sales of oil yielded from testing wells. The Company has no firm commitments from any party to provide the required additional funding.

         On September 15, 2003, BMB Holding, Inc. obtained a short-term financing to cover expenses related to the merger from one of its shareholders. The six-month loan was for $500,000 with an annual interest rate of 16.5%. The loan was repaid in November 2003 out of proceeds from the private placement.

Results of Operations

         Management believes a comparison of the Company's results of operations for the three and nine months ended December 31, 2003 to the same periods ended 2002, provides little material information regarding the Company's current operations and capital resources given that during the last month of the quarter ended December 31, 2003, the Company completely changed the nature of its operations from financial services to oil and gas exploration, development and production. Therefore, rather than provide historical financial comparisons that would be of limited value, management will set forth the actions it has commenced and plans to undertake in the near future.

         The Company will rely upon the funds raised in the private placement offerings to fund operations. The table below, and subsequent narrative information, sets forth the planned use of those proceeds and approximations of the actual capital and operational expenditures accrued as of December 31, 2003, and additional information regarding the activities the proceeds will be used to fund.

                                                                                               Actual Amount
Expenditures description                                         Planned Amount             as of Dec. 31, 2003
------------------------                                         --------------             -------------------
Wells re-conservation                                             $   400,000                 $    192,097
Drilling Cost                                                     $ 2,800,000                 $     19,168
Infrastructure (road, power, pipeline, insertion station, etc     $   600,000                 $    144,384
Engineering reports acquisition                                   $   500,000                 $    291,400
3D seismic, data processing and interpretation                    $ 3,600,000                 $  2,370,840
Environment and feasibility studies, development projects         $   200,000                 $     15,333
Start-up and Administrative cost                                  $ 1,000,000                 $    273,916
Reverse Merger and Financing expenses                             $   900,000                 $  1,371,231
Other                                                                                         $     82,819
                                                                  -----------
Total                                                             $10,000,000                 $  4,733,014
                                                                  ===========                 ------------
Total Proceeds                                                                                $ 11,113,562
Options                                                                                       $    200,000
                                                                                              ------------
Balance                                                                                       $  6,552,374
                                                                                              ============

         Geological information and projects development

         After evaluation of historical capital expenses carried out by the former Soviet geologists for the exploration of ADE Block, the Company acquired the available geological and geophysical information of the fields from the Center for Information and Analysis of the National Committee of Geology and Mineral Resources. The acquired information is being processed and analyzed for inclusion into the engineering reports of PGS Reservoir Consultants from Oslo (Norway) and McDaniel and Associates Consultants from Calgary (Canada). In the opinion of management after completion of 3D seismic processing and interpretation the Company will have sufficient information to re-evaluate the ADE Block oil and gas reserves.

         During the quarter ended December 31, 2003, the Company entered into contracts to with leading companies in Kazakhstan to undertake the following activities:

         -   The Project for Exploration of Dolinnoe and Emir Fields.
         -   The 3D Seismic Project.
         -   Well Construction and Equipment Project for Dolinnoe Field.
         -   Well Construction and Equipment Project for Emir Field.
         -   Ecological and Environment Protection project.
         -   Emir Field Infrastructure Project.
         -   The Temporary Oil Collection Project.

                    Field Infrastructure

         During the quarter ended December 31, 2003, an abandoned old rig at Emir Field has been dismantled at Emir-1 well. The rig belongs to MangistauMunaiGas, Inc., a state oil company, and has been used in the past for geological, exploration and drilling works at Emir Field. The rig's presence did not allow our engineers to safely carry out Emir-1 well work-over and re-conservation, and further works on the well: preparation and actual test production, well performance observation and analysis.

         The Company construed a temporary oil collection scheme for test production at the Emir-1 well. The current scheme is based on the delivery of oil collected in well oil tanks that can be transported by oil trucks to a nearby oil storage facility owned by the Company's partner in Emir Oil. The storage facility is located approximately 25 km from ADE Block license territory. Collected oil could also be routed through an existing railroad terminal to buyers. The Company has negotiated for oil processing at Atyrau refinery for sale in a refined form. The following equipment has been acquired to implement the scheme:

         -   Three crude oil tanks (two - of 100 m3 and one of 50 m3 volume)
         -   Gas separator
         -   Four oil pumps
         - "Sputnik" equipment for measuring crude oil flow rate during the test production
         -   Three fountain frames
         -   40 tons of pipes for oil pumping, collection and compression
              (73 mm diameter)
         -   Power converter
         -   Steam generator

         The Company has completed construction work of approximately 10 km of high voltage electric power line from the Dolinnoe Field to the Emir Field. In the opinion of management, the existing electricity supply from the power line running along the railroad at the Emir Field could not be considered as a reliable source.

         In connection with infrastructure development, the Company also began a road network improvement. Construction of 11 km long road with a sand-gravel surface has been commenced at the Dolinnoe and Emir oil and gas fields.

         3D Seismic

         The Company commenced 3D seismic fieldwork in September 2003, almost three months prior to the merger. The actual seismic exploration was completed by the end of December 2003 on the license territory. In total 200 km2 were covered with 3D seismic survey. All seismic data has been submitted for data processing, which was started in December 2003. The 3D seismic data processing is overseen daily by the supervisor from Emir Oil in accordance with an approved schedule. For the purpose of getting the highest possible quality of processing results the Processing Center is submitting weekly processing reports and together with Emir Oil's supervisor makes all necessary corrections to the process.

         The Company anticipates that the first definitive results from 3D seismic processing and interpretation should be available in April 2004.

         Wells construction and drilling

         In October 2003, the Company undertook steps to re-entering wells which were completed and tested but shut down in the late 1990s. Preliminary results indicate that this service work must be done to maintain a steady productivity rate on the Dolinnoe-1 well. The Emir-1 well showed very high pressure and good productivity, but in accordance with local regulations test production has been interrupted until local government inspectors approve a detailed work program with appropriate safety measures.

         Well work-over was commenced on the Dolinnoe-1 and the Emir-1 wells in December 2003. The Company has contracted with a third party to undertake a major repair and re-conservation of the Dolinnoe-1 well.

         The Company believes the condition of the Emir-1 well will not require major repair and the well is being prepared for test production. Samples of the crude oil and gas collected during several intervals of test production have been processed and full chemical content has been obtained. Stable test production at this well is anticipated to begin in February 2004.

         The Company also began preparations for new well drilling, including:

         -   New wells spots setting
         -   Platform construction for drilling rigs installation
         -   Additional road construction
         -   Camp settlement for workers and engineers

         Management believes that the data obtained during 3D seismic survey and test production on existing wells will significantly improve its understanding and improve the interpretation of the reserves of the ADE Block.

         Kazakhstan Business Environment

         In recent years, Kazakhstan has undergone substantial political and economic change. As an emerging market, Kazakhstan does not possess a well-developed business infrastructure, which generally exists in a more mature free market economy. As a result, operations carried out in Kazakhstan can involve significant risks, which are not typically associated with those in developed markets. Instability in the market reform process could subject the Company to unpredictable changes in the basic business infrastructure in which it currently operates. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse changes in any of these factors could significantly affect the Company's ability to operate commercially. Management is unable to estimate what changes may occur or the resulting effect on such changes on the Company's financial condition or future results of operations.

         Legislation and regulations regarding taxation, foreign currency translation, and licensing of foreign currency loans in the Republic of Kazakhstan continue to evolve as the central Government manages the transformation from a command to a market-oriented economy. The various legislation and regulations are not always clearly written and their interpretation is subject to the opinions of the local tax inspectors. Instances of inconsistent opinions between local, regional and national tax authorities are not unusual.

Item 3.  Controls and Procedures

        (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this quarterly report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

        (b) Changes in Internal Controls and Procedures. Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In December 2003, a complaint was filed in the 15th Judicial Court in and for Palm Beach County, Florida, naming, among others, the Company, Alexandre Agaian and Georges Benarroch, Company directors, as defendants. The plaintiffs, Brian Savage, Thomas Sinclair and Sokol Holdings, Inc., allege claims of breach of contract, unjust enrichment, breach of fiduciary duty, conversion and violation of a Florida trade secret statute in connection with a business plan for the development Aksaz, Dolinnoe and Emir oil and gas fields owned by Emir Oil, LLC. The plaintiffs seek unspecified compensatory and exemplary damages.

         The Company and its directors plan to vigorously defend themselves in this action and strongly question the merit of all claims alleged by plaintiffs. The Company has retained the Florida law firm of Shutts & Bowen LLP, to vigorously defending it in this matter. The Company intends to file a motion to dismiss the complaint on several grounds, including failure to properly plead the elements of a breach of contract, the claims are barred by the statute of frauds and/or the economic loss rule, forum non conveniens, premature pleading for punitive damages, failure of the plaintiffs to file the required cost bond and failure to state a claim upon which relief can be granted. The Company has not yet filed an answer to plaintiffs' complaint. In the opinion of management, the resolution of this lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.  Changes in Securities

         On December 2, 2003, InterUnion filed a Certificate of Amendment of its Certificate of Incorporation effecting a one share for ten reverse split of the Company's issued and outstanding common stock. The authorized common stock was also correspondingly reduced from 500,000,000 to 50,000,000 shares.

         The following equity securities, which were not registered under the Securities Act of 1933, were issued during the quarter ended December 31, 2003.

         On November 19, 2003, the Company made two option grants to Credifinance Securities Limited for services rendered and to be rendered by Credifinance as the Company's agent in connection with private placements made by the Company in November 2003. Georges Benarroch, a Company director is also the CEO of Credifinance and may be deemed to be a related party. The first option granted Credifinance the right to purchase up to 200,000 post-split restricted common shares for $1.00 per share for a period of five years. On December 12, 2003, Credifinance exercised this option and purchased 200,000 post-split shares. The second option grants Credifinance the right to purchase up to 142,857 post-split common shares of the Company at an exercise price of $3.50 per share for a period of five years. The options and the common shares issued and to be issued pursuant to the exercise of the options have been and will be issued without registration under the Securities Act of 1933 in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act.

         Prior to the merger, the Company issued 500,000 pre-split shares to the holders of its common stock as a stock dividend. The shares were issued pro-rata to all of common stockholders of the Company on a one share for each 9.8 pre-split shares outstanding. As no consideration was provided to the Company by its shareholders in connection with this dividend, there was no sale of securities requiring registration under the Securities Act of 1933.

         As required by the Agreement and Plan of Merger, the Company issued 148,571,429 pre-split shares of its restricted common stock to the seven shareholders of BMB Holding, Inc., in exchange for their 1,000 shares of BMB Holding, Inc. The Company shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration pursuant
Section 4(2) of the Securities and Exchange Commission under the Securities Act of 1933.

         On November 26, 2003, the Company sold 1,680,000 pre-split shares of its restricted common stock for $4,200,000. These shares were sold pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

         On November 26, 2003, the Company sold 2,750,494 pre-split restricted common shares to six accredited investors for $5,913,562 in a private placement. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration pursuant to Rule 506 of Regulation D of the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

         On December 12, 2003, Credifinance exercised the over-allotment option it was granted in connection with the above placements to acquire an additional 400,000 post-split shares. These shares were sold pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, to two persons for $1,000,000.

Item 4.  Submission of Matters to a Vote of Security Holders

         On November 25, 2003, the holders of 4,500,000 of the 4,916,349 outstanding shares of InterUnion approved the following actions by written consent in lieu of a special meeting of shareholders, in accordance with Section 228 of the General Corporation Law of the State of Delaware:

                  1) The Agreement and Plan of Merger between InterUnion Financial Corporation and BMB Holding, Inc.;

                  2) Amendment to the Certificate of Incorporation of InterUnion Financial Corporation to effect the following in connection with the Agreement and Plan of Merger:

                           a. Change the name of InterUnion, the surviving
                  corporation, to BMB Munai, Inc.;

                           b. Reverse split the issued and outstanding common
                  stock of the Company on a one share for ten basis, with a corresponding reduction in the authorized common stock of the Company from 500,000,000 to 50,000,000;

                           c. Elect Alexandre Agaian, Bakhytbek Baiseitov, Boris
                  Cherdabayev and Mirgali Kunayev to the board of directors of the Company. Georges Benarroch was re-elected to the board of directors.

         All 4,500,000 shares providing written consent to these actions voted in favor of each action, with no shares dissenting or abstaining. For additional information regarding the individuals elected to the board of directors, see
Item 5 below.

Item 5.  Other Information

         In connection with the Agreement and Plan of Merger, Muriel Woodtli and Peter Prendergrast resigned as directors of the Company. Their resignations were not the result of a disagreement with the Company any matter relating to the Company's operations, policies or practices. Also in connection with the Agreement and Plan of Merger, Georges Benarroch and T. Jack Gray resigned as officers of the Company. The following individuals were either elected or re-elected to the board of directors of the Company or have been appointed as officers of the Company.

         Boris Cherdabayev, Chairman of the Board and co-CEO. Mr. Cherdabayev joined BMB Holding, Inc., and assumed his current positions in May 2003. From May 2000 to May 2003, Mr. Cherdabayev served as Director at LLP TengizChevroil, a multination oil and gas company owned by Chevron, ExxonMobil, KazMunayGas and LukOil. From 1998 to May 2000, Mr. Cherdabayev served as a member of the Board of Directors, Vice-President of Exploration and Production and Executive Director on Services Projects Development for at NOC "Kazakhoil", an oil and gas exploration and production company. Mr. Cherdabayev has always been socially active. From 1983 to 1988, he served as a people representative at Novouzen City Council (Kazakhstan) and from 1994 to 1998; he served as a people's representative at Mangistau Oblast Maslikhat (regional level legislative structure) and a Chairman of the Committee on Law and Order. For his achievements Mr. Cherdabayev has been awarded with a national "Kurmet" order. Mr. Cherdabayev earned an engineering degree from the Ufa Oil & Gas Institute, with a specialization in "machinery and equipment of oil and gas fields" in 1976. Mr. Cherdabayev also earned an engineering degree from Kazakh Polytechnic Institute, with a specialization in "mining engineer on oil and gas fields' development." During his career he also completed an English language program in the US, NIAI-D Program (Chevron Advanced Management Program) at Chevron Corporation offices in San-Francisco, CA, USA, and CSEP Program (Columbia Senior Executive Program) at Columbia University, New York, NY USA. Mr. Cherdabayev is 50 years old.

         Dr. Alexandre Agaian, President and Director. In July 1988, Dr. Agaian founded the first commercial bank in the USSR, The Innovation Bank of Saint-Petersburg. He served as the chairman of the board of directors and Chief Executive Officer of the bank until 1993. In 5 years the bank grew to more than 600 employees and 100 times in assets. In 1989, Dr. Agaian was co-founder of the All-Union Association of Commercial Banks, one of the most powerful non-commercial organizations in FSU, where he was V. President.till 1992. In July 1994, Dr. Agaian founded ANBI Corporation, a New Jersey corporation with a goal of building a bridge between the US financial and technological markets and banks and companies in the former USSR countries. ANBI Corporation quickly grew to a $30M+ company in 1999-2000. Since 2001 the interests of ANBI Corporation have significantly expanded in Kazakhstan, where the company has a long-term relationship and ownership interests with the Bank CenterCredit, Kazakhstan International Bank, GeoCapital, Atameken, InvestTechnoPlus, and other companies. From 1979 to 1987 Dr. Agaian served as a scientific secretary of The All-Union (later All-Russian) Annual Conference on Computer Networking and held a position of an official opponent and auditor for number of scientific papers and magazines. Dr. Agaian has more than 50 publications, including few books, presentations at many conferences, number of awards, patents, medals, honors and diplomas. In 1993 at the annual meeting of the academy Dr. Agaian has been elected as a Corresponding Member of the Engineering Academy of St. Petersburg (Russia). Dr. Agaian graduated in 1973 from the State University of Tbilisi (Georgia, former USSR), summa cum laude, with a degree in applied cybernetics. In 1980 he obtained his Ph.D. in computer networking from The Academy of Science in Moscow. Dr. Agaian is 52 years old.

         Bakhytbek Baiseitov, Director. In 1998, Mr. Baiseitov formed the first cooperative bank in the USSR, and continues to serve as the Chairman of the Board of the bank. The bank is now known as Bank CenterCredit. Since 1995, Mr. Baiseitov has also served as the Chairman of the Board of Kazakhstan International Bank. In 1989, Mr. Baiseitov was co-founder of the All-Union Association of Commercial Banks, one of the most powerful non-commercial organizations in FSU. Since 1996, Mr. Baiseitov has also served as a founder and president of The Banks Association of the Republic of Kazakhstan. At the present time Mr. Baiseitov is the chairman of the central audit committee of "Otan" (Native land) party with the social-democratic policy. Since 1999, as board chairman of "El-Daryn" Fund, Mr. Baiseitov has actively supported scientific, technological and social innovations in all spheres of reformation in Kazakhstan society. Mr. Baiseitov obtained his Masters degree from the Moscow Institute for Finance in 1979 and for two more years continued education at Almaty Institute of National Economy, at Credit and Finance department. Mr. Baiseitov is 45 years old.

         Georges Benarroch, Director. Mr. Benarroch has been a member of the Investment Dealer Association of Canada and has served as the president and chief executive officer of Euro Canadian Securities Limited and its successor company, Credifinance Securities Limited, an institutional investment bank, based in Toronto, a member of the Toronto Stock Exchange and the Montreal Exchange since 1982. Credifinance Securities Limited has been one of the North American pioneers in providing investment banking and equity research coverage of companies in the FSU. Since 1994, Credifinance Securities Limited has acted as agent and/or underwriter, stock exchange sponsor, and introducing broker for a number of companies operating in the FSU and was instrumental in supporting Hurricane Hydrocarbons (now PetroKazakhstan) and Transmeridian Exploration through its early stage of development. Mr. Benarroch is also the president and chief executive officer of Credifinance Capital Inc. based in Toronto, Canada and Credifinance Capital Corp. based in Palm Beach, Florida, both companies specialized in proprietary trading, private equity funding and venture capital. Since 1994, he has also served as president and chief executive officer of InterUnion Financial Corporation, a "business bank", which in 1996 created InterUnion Asset Management, a Canadian money management firm with over $1.5 billion under management prior to being sold in 2001. Besides his business interests, Mr. Benarroch dedicates time to charity or academia oriented foundations and international issues through the Academie de la Paix as well as lectures he gives at the Institut des Hautes Etudes Internationales. Mr. Benarroch graduated from the Faculte de Droit in Toulouse (France), with a B.Sc. degree from the Universite de Montreal (Canada) in 1970. He received a M.Sc. International Relations and Economic Development from both the Faculte de Droit de Nice (France) and the Institut des Hautes Etudes Internationales, in 1972 and 1972 respectively. Mr. Benarroch completed a Doctorat de Droit (III cycle) at the Universite de Paris (France) in 1974. Mr. Benarroch is 56 years old.

         Anuar Kulmagambetov, Chief Financial Officer. Since 1998, Dr. Kulmagambetov has served as an assistant to the chairman of the board at Bank CenterCredit, the fourth largest bank in Kazakhstan. Dr. Kulmagambetov also currently holds the position of board chairman of the Oil and Gas E&P Company "Bowels", which is licensed by government of the Republic of Kazakhstan for oil and gas exploration and production of up to 22,500 km2 of prospective territories. In 1998 Dr. Kulmagambetov moved to Almaty, Kazakhstan as a lecturer at the International Business Academy, where he continues to teach courses in different disciplines, such as "Corporate Finance", "International Finances", "Mathematics for Finances", "Anti-crisis management", etc. Dr. Kulmagambetov also currently serves as a deputy chairman for the Working Group for the development of the notes, non-emitting securities and secondary securities market in Kazakhstan. In 1969 after graduating with summa cum laude from a special high school for physics and mathematics Dr. Kulmagambetov continued his education at the Polytechnic Institute in Karaganda, Kazakhstan (specialized in automated informational systems). For his success in education he has been awarded a highest honorable grant (grant named after Lenin) and graduated from the institute in 1974 with diploma with honor. From 1975 to 1978 Dr. Kulmagambetov continued his scientific research under his doctorate program at the Institute for Mathematics and Mechanics of the Academy of Science of the Republic of Kazakhstan. In 1978 he moved to Moscow to continue his work on doctorate thesis. In 1981 his thesis "Research and development of the parallel data base management methods" was awarded a scientific degree of Ph.D. in automated information systems and management. In conjunction with his research work Dr. Kulmagambetov created new approaches in the advanced mathematics and management areas such as data and knowledge presentation and processing languages, deductive type logical systems, predicate solutions, computerized psycho diagnostics (in cooperation with The Institute for Psychology, received a gold medal award at the All-Union Exposition in 1983), different computer forecast systems in medicine, and others. He has received a number of awards and diplomas for his research work and published more than 50 scientific papers in Russia, Kazakhstan, Holland, Japan and Bulgaria. Dr. Kulmagambetov is 51 years old.

         Dr. Mirgali Kunayev, Director. Dr. Kunayev has been a Vice President for Caspian Services Group Limited since 2000. Dr. Kunayev's primary responsibilities include marine oil operations support, construction of infrastructure within the Caspian region and negotiation of service contracts. From 1998 to 2000, Dr. Kunayev was the President of OJSC Kazakhstancaspishelf. During that time he worked collaboratively on the international project JNOC-KazakhOil with geophysical companies including, JGI, Schlumberger, Western Geophysical and PGS. From 1995 to 1998, Dr. Kunayev served as President of International Geophysics, Ltd. He was primarily responsible to oversee geological-geophysical operations and exploratory drilling. In January 2002, Dr. Kunayev earned a Ph.D. under the discipline of Geological and Mineralogical Science from the Moscow Geological University in Moscow, Russia. Dr. Kunayev is 46 years old.

         Gary Lerner, Secretary. Mr. Lerner is a principal in the law firm of Lerner & Kaplan, PLLC, a law firm he co-founded in 2001. From 1998 to 2000, Mr. Lerner practiced law as a sole practitioner. Mr. Lerner received a B.S. degree from Polytechnic University of New York in electrical engineering and computer science in 1984. He earned a Masters degree in computer engineering from Syracuse University in New York in 1987. Mr. Lerner earned a Jurist Doctorate degree from New York Law School in 1998. Mr. Lerner is 39 years old.

         On December 10, 2003, Mr. Valery Tolkachev was appointed to fill a vacancy on the Company's board of directors in accordance with the Company Bylaws and Section 223 of the General Corporation Law of the State of Delaware.

         Valery Tolkachev. Since 1999, Mr. Tolkachev has served as a Deputy Director of the Corporate Clients Department for Aton Investment Company in Moscow, Russia. From 1991 to 1999, Mr. Tolkachev served in various positions including, broker, analyst, manager and V.P. of Equities Department at MDM Bank, Incombank, Incom Capital, Tveruniversalbank and TIRAbrok Company. Mr. Tolkachev graduated with Honors from the High Military School in Kiev, USSR in 1989. He is currently attending the Academy of National Economy, Moscow Lawfaculty. Mr. Tolkachev is 36 years old.

Item 6.  Exhibits and Reports on Form 8-K

         (A) Reports on Form 8-K

         On December 11, 2003, the Company filed a Current Report on Form 8-K disclosing a change in control of the Company via a statutory merger between InterUnion Financial Corporation and BMB Holding, Inc., with the surviving entity being InterUnion Financial Corporation. In the merger transaction 148,571,429 pre-split common shares of InterUnion were issued to the shareholders of BMB Holding and all of the issued and outstanding common shares of BMB were delivered to the Company. Following the merger, it was agreed that InterUnion Financial would change its name to BMB Munai, Inc.

         The Current Report dated December 11, 2003, also disclosed that the Certificate of Incorporation of the Company was being amended to effect ten shares for one reverse split of the Company's issued and outstanding common stock, with a corresponding reduction in the authorized common stock of the Company from 500,000,000 shares to 50,000,000 shares.

         The Current Report dated December 11, 2003, further disclosed the resignations of Muriel Woodtli and Peter Prendergast as directors, and T. Jack Gray and Georges Benarroch as officers of InterUnion. New board members were elected and new officers appointed.

         Finally, the Current Report disclosed the Company had recently raised approximately $11,000,000 via two private placement transactions.

         On December 16, 2003, the Company filed an amendment to the Current Report filed on December 11, 2003, to provide additional exhibits, including financial statements of BMB Holding, Inc., and InterUnion.

         On February 17, 2004, the Company filed a Current Report on Form 8-K disclosing a change in the Company's certifying accountant. The Current Report disclosed that on February 11, 2004, the Company dismissed Mintz & Partners LLP, Chartered Accountants, as the Company's independent auditors. The Current Report further disclosed that on February 11, 2004, the Company engaged BDO Kazakhstanaudit to serve as its independent auditors.


         (B) Exhibits. The following exhibits are included as part of this report:

         Exhibit 2.1       Certificate of Amendment to the Certificate of
                           Incorporation
         Exhibit 31.1      Certification of Principal Executive Officer
         Exhibit 31.2      Certification of Principal Financial Officer
         Exhibit 32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         Exhibit 32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BMB MUNAI, INC.


February 19, 2004                           /s/ Boris Cherdabayev
                                           -------------------------------------
                                            Boris Cherdabayev,
                                            Principal Executive Officer



February 19, 2004                           /s/ Anuar Kulmagambetov
                                           -------------------------------------
                                            Anuar Kulmagambetov,
                                            Principal Financial Officer