Form 10KSB
period 2004-03-31
BMB MUNAI INC
filed 2004-06-29
CIK 924805

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-KSB

                   Annual Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the Fiscal Year Ended                                 Commission File Number
March 31, 2004                                                  000-28638

                                 BMB MUNAI, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
          -------------------------------------------------------------
          (State or other jurisdiction of incorporation or organization

                                   30-0233726
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                20A Kazibek Bi Street, Almaty, Kazakhstan 480100
               -------------------------------------------------
                    (Address of principal executive offices)

                              +7 (3272) 58-85-17/47
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act: Common Stock $0.001 Par Value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is an accelerated filer. YES [ ] NO [X]

The registrant's revenues for its most recent fiscal year:  $-0-

The aggregate market value of the voting stock held by non-affiliates based on the average bid and ask prices of such stock on June 3, 2004 was approximately $31,576,130.

As of June 3, 2004, the registrant had 20,429,422 shares of its $.001 par value common stock outstanding.

Transitional small business disclosure format (check one) Yes [ ] No [X] DOCUMENTS INCORPORATED BY REFERENCE: Form 8-K, as amended, filed on February 17, 2004

                                 BMB MUNAI, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS


PART I                                                                     Page

Item 1. Description of Business............................................  3
Item 2. Description of the Properties...................................... 10
Item 3. Legal Proceedings.................................................. 17
Item 4. Submission of Matters to Vote of Security Holders.................. 17

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................... 18
Item 6. Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................ 20
Item 7. Financial Statements............................................... 27
Item 8. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures............................................ 28
Item 8A. Controls and Procedures........................................... 28

PART III

Item  9. Directors and Executives Officers of the Registrant............... 28
Item 10. Executive Compensation............................................ 33
Item 11. Security Ownership of Certain Beneficial Owners and Management.... 34
Item 12. Certain Relationships and Related Transactions.................... 35
Item 13. Exhibits and Reports on Form 8-K.................................. 36
Item 14. Principal Accountant Fees and Services............................ 37
           Signatures...................................................... 38

         PART I

Item 1   Description of Business

         We incorporated in Delaware on February 7, 1994. Prior to November 26, 2003, the Company existed under the name InterUnion Financial Corporation ("InterUnion"). The primary business strategy of InterUnion was to acquire majority interests in financial services businesses.

         On November 26, 2003, InterUnion executed an Agreement and Plan of Merger (the "Agreement") with BMB Holding, Inc., a private Delaware corporation, formed for the purpose of acquiring and developing of oil and gas fields in the Republic of Kazakhstan. Pursuant to the Agreement, BMB Holding merged into InterUnion, with InterUnion being the surviving corporation.

         Pursuant to the terms of the Agreement, InterUnion issued an aggregate of 14,857,143 shares of its common stock to the shareholders of BMB Holding in exchange for the 1,000 issued and outstanding common shares of BMB Holding. As a result of the merger, control of InterUnion passed to the shareholders of BMB Holding. For accounting purposes, the transaction was treated as a reverse merger under accounting principles generally accepted in the United States of America, with BMB Holding treated as the acquiror for accounting purposes.

         In connection with the Agreement, the Company name was changed to BMB Munai, Inc., a new board of directors was elected and our outstanding common stock was reverse split on a one share for ten basis. Accordingly, all per share disclosures contained in this Report have been changed to give effect to this split. Our authorized common stock was also reduced from 500,000,000 to 50,000,000.

         At the time of the merger, the primary asset of BMB Holding was a 70% interest in Emir Oil, LLP ("Emir Oil"). Subsequent to our fiscal year end, on May 24, 2004, following several months of negotiation, we agreed to purchase the 30% interest of our minority partner in Emir Oil. The acquisition is being made in exchange for 3,500,000 shares of our common stock. As a result of the acquisition, Emir Oil will become a wholly owned subsidiary of BMB Munai.

         Emir Oil is a limited liability comradeship formed under the laws of the Republic of Kazakhstan ("ROK") for the sole purpose of acquiring the oil and gas exploration license AI No. 1552 (the "License") and Contract No. 482 for Exploration of Hydrocarbons in Aksaz-Dolinnoe-Emir oil fields, located in blocks XXXVI-10-C (Partially), F (Partially) XXXVI-11-A (Partially), D (Partially) (the "Contract"), in the ROK.

         Our License was initially issued by the ROK to Zhanaozen Repair and Mechanical Plant on April 30, 1999. On June 9, 2000, an Exploration Contract ("Contract") was entered into between the Agency of the Republic of Kazakhstan and the Zhanaozen Repair and Mechanical Plant. On September 23, 2002, the License and Contract were assigned to Emir Oil. The License and Contract grant us the right to engage in exploration and development activities within the Aksaz, Dolinnoe and Emir oil fields (hereinafter referred to as the "ADE Block," the "Fields" or the "License Area."

         When initially entered, the Contract had a 5-year term and required total capital expenditures for exploration and development during the term in the amount of $21.5 million, with a minimum of $3.5 million of that expended in 2003. Subsequent to year-end, on May 18, 2004, at a meeting with the State Expert Commission on Licensing and Contracts of subsoil users, the ROK agreed to extend the terms of our Contract and License for two additional years, expiring on June 9, 2007. We are currently negotiating the terms of that extension with the ROK; however, under the extension the remaining capital expenditures for all activities on the ADE Block, including exploration, development and improvements will be made as follows:

                  Year              Minimum Capital Expenditures
                  ----              ----------------------------

                  2004                      $7,000,000
                  2005                      $9,300,000
                  2006 -2007                $5,000,000

We do not anticipate that our remaining obligations under the Contract will change materially as a result of the negotiation of an extension of the Contract.

         If we are successful in establishing commercial production within the ADE Block, we will make application for an exploration and production contract. Under our current Contract, we have the exclusive right to negotiate an exploration and production contract for the ADE Block. The government is required to conduct these negotiations in accordance with the Law of Petroleum.

         We are not guaranteed the right to an exploration and production contract. Such contracts are customarily awarded upon determination that a field is capable of commercial rates of production and that the applicant has complied with the other terms of its license and exploration contract. An exploration and production contract typically requires a bonus payment upon execution, the amount of which is subject to negotiation. If satisfactory terms cannot be negotiated, we have the right to produce and sell oil under the Law of Petroleum for the term of our existing Exploration Contract at a royalty rate of 2%. The royalty rate under an exploration and production contracts is subject to negotiation and varies in accordance with estimated reserve and production volumes. Based on forecasted volumes, our average royalty rate over the term of the production contract is expected to be about 8%.

         There are two general forms of production contracts in Kazakhstan, production-sharing contracts and tax and royalty based contracts. We favor a tax and royalty based contract and expect to operate under this structure. Under this financial arrangement, we pay 100% of the development and operating costs and will be entitled to receive 100% of the revenues from production. The government may also require that up to 20% of our production be sold into domestic markets at local prices. We expect these prices to be lower than prices we could receive in the export market by $7-$10 per barrel. Most of the smaller producers in the region are not currently being required to sell into the domestic market.

Risk Factors Relating to our Business

         Limited Capital Resources and Liquidity

         We are a development stage company and have not yet generated significant production or revenues from the development of our primary properties in Kazakhstan.

         While we have raised capital to fund the acquisition of Emir Oil and to fund our first year work program, including 3D seismic, processing and interpretation of the data obtained during 3D seismic, re-entering two old wells on the Dolinnoe and Emir fields, well work over, construction of the ground facilities for pre-sale oil processing, drilling one new well, start-up expenses, etc., we still lack sufficient capital to complete exploration and development of ADE Block. Thus we are accumulating greater operating losses and current liabilities than revenue. Furthermore, the development of the ADE Block will require substantial funding before we can achieve significant production and revenues from operations. These factors raise substantial doubt about our ability to continue as a going concern.

         Our plans regarding the operations and financing of the Company are discussed in Item 6, "Management's Discussion and Analysis and Plan of Operation." However, there can be no assurance that we will be successful in executing these plans.

         The financial statements contained herein contain a going concern note. Moreover, the report of our independent registered public accounting firm included in this Report details that we will require substantial additional funding, and must obtain a commercial production contract with the Government of Kazakhstan to fully develop their business. These conditions raise substantial doubt about our ability to continue as a going concern.

         Inability to Obtain Additional Funding

         To satisfy future capital investment commitments and liquidity needs with respect to our ongoing operations, we may require additional equity or debt financing. Our ability to arrange financing and the cost of financing depends upon many factors, including:

         *        economic and capital market conditions;
         * investor confidence in the oil and gas industry, in Kazakhstan and in the Company;
         *        credit availability from banks and other lenders; and
         * provisions of taxes and securities laws that is conducive to raising capital.

         The terms and conditions on which future funding or financing may be made available may not be acceptable or available at all. If we issue capital stock or convertible securities to raise funds, your ownership could be diluted or new investors might obtain terms more favorable than yours. If we decide to raise additional funds by incurring debt, we may become more leveraged and subject to more restrictive financial covenants and ratios. Our inability to procure sufficient financing could adversely affect our ability to implement our business strategy.

         Failures to Satisfy our Commitments Made Under our License or Contract

         We have committed to the government of Kazakhstan to make various capital investments and to develop the ADE Block in accordance with specific requirements under our License and Contract. Additionally, to undertake production, we will need to obtain an exploration and production contract. The requirements of these licenses and contracts may be inconsistent. Additionally, we may not be able to satisfy all commitments in the future. If we fail to satisfy the commitments with respect to a specific field, our license for that field may be cancelled. The cancellation of either our license or contract could have a material adverse effect on our business, results of operations and financial condition. Although we intend to seek waivers of any breaches or to renegotiate the terms of our commitments, we cannot assure you that we will be successful in doing so.

         Inadequate Infrastructure

         Our exploration and development activities could suffer due to inadequate infrastructure in the region. We are working to improve the infrastructure in the License territory by building more roads and constructing power lines. Any problem or adverse change affecting our operational infrastructure, or infrastructure provided by third parties, could have a material adverse effect on our financial condition and results of operations. Similarly, if we are unsuccessful in developing the infrastructure on the License territory it could have a material adverse effect on our financial conditions and results of operations.

         Reliance on Third Parties for Transportation Systems

         When we begin crude oil production, such production will need to be transported through pipelines or by rail. These pipelines and railways are operated by state-owned entities or other third parties, and there can be no assurance that these transportation systems will always be functioning and available, or that the transportation costs will remain at acceptable levels. In addition, any increase in the cost of pipeline transportation or reduction in its availability to us could have a material adverse effect on our results of operations. There can be no assurance that we will be able to procure sufficient transportation capacity on economical terms, if at all.

         Liquidity of our Common Shares

         Our stock has limited trading volume on the Over-the-Counter Bulletin Board and is not listed on a national exchange. Moreover, a significant percentage of our outstanding common stock is "restricted" and therefore subject to the resale restrictions set forth in Rule 144 of the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These factors could adversely affect the liquidity, trading volume, price and transferability of our common shares.

         Control by our Officers and Directors

         In the aggregate, our executive officers and directors control more than 70% of the outstanding shares of our common stock. Such concentrated control may adversely affect the price of our common stock. Our officers and directors may be able to exert significant influence, or even control, over matters requiring approval by our security holders, including the election of directors. Such concentrated control may also make it difficult for our shareholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into a different transaction which requires shareholder approval.

         Key Personnel

         Our success is dependent on the performance of our senior management and key technical personnel each of whom have extensive experience in either the oil and gas or finance industries. The loss of our executive officers, directors or other key employees could have an adverse effect on our business. We do not have employment agreements in place with our senior management or key employees. We do not currently carry key man insurance for any of our senior management or key employees, nor do we anticipate obtaining key man insurance in the foreseeable future.

Risk Factors Relating to our Industry

         Exploration and Development Risks

         Our success is dependent on finding, developing and producing economic quantities of oil and gas. We make use of the best information available to us and employ current technologies and consultants to attempt to mitigate risks. However, despite these efforts, we may be unsuccessful in finding economically recoverable reserves. We are also subject to operating risks normally associated with the exploration, development and production of oil and gas. These risks include high pressure or irregularities in geological formations, blowouts, fires, shortages or delays in obtaining equipment and qualified personnel, equipment failure or accidents, and adverse weather conditions, such as winter snowstorms. These risks can result in catastrophic events, or they may result in higher costs and operating delays. We do not currently maintain insurance coverage to compensate for these risks as such coverage is either not available or is not considered to be cost-effective.

         Oil and Gas Reserve Risks

         There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and projecting future rates of production and timing of development expenditures. Changes in prices and cost levels, as well as the timing of future development costs, may cause actual results to vary significantly from the projected ones. We are presently producing from Dolinnoe-1 well only and carrying well work over on the Emir-1 well. Several other wells in the ADE Block were spudded but not finished during exploration undertaken under Soviet rule. The economic success of the ADE Block is dependent on proving existing reserves and rates of production from existing and new wells to generate positive cash flow and provide an economic rate of return on our investments in the fields.

         Hydrocarbons Exploration, Development and Production Industry

         Hydrocarbons exploration and development is a speculative business characterized by a number of significant uncertainties. The marketability of hydrocarbons acquired or discovered by us may be affected by numerous factors that are beyond our control and that cannot be accurately predicted, such as market fluctuations, the proximity and capacity of exploration and production facilities, hydrocarbons markets and processing equipment, and other factors such as government regulations, including regulations relating to royalties, allowable production, importing and exporting of hydrocarbons, and environmental protection, a combination of which factors may result in us not receiving an adequate return on invested capital.

         Hydrocarbons Price Fluctuations

         Our future success is dependent on being able to transport and market our production either within Kazakhstan or preferably through export to international markets. The market price of hydrocarbons is volatile and beyond our control and may adversely affect the feasibility or future profitability of potential projects. The decision to put a field into production and, the commitment of the funds necessary for that purpose must be made long before the first revenues from production will be received. Hydrocarbons price fluctuations as well as forecast production costs between the time that such decision is made and the commencement of production can completely change the economics of any field.

         Although it is possible to protect against hydrocarbons price fluctuations by hedging in certain circumstances, the volatility of hydrocarbons prices represents a substantial risk in the exploration and production industry generally, which no amount of planning or technical expertise can eliminate.

         If we are successful in establishing meaningful quantities of oil and gas production, the prices we receive for our oil production will have a significant impact on our future financial position and results.

         Competition

         Hydrocarbons exploration is highly competitive. Competition in Kazakhstan and Central Asia include other junior hydrocarbons exploration companies, mid-size producers and major exploration and production companies. We will have to compete for additional exploration and production properties with these companies who in most cases may have greater financial resources and larger technical staff than us.

         We believe we have an advantage because we have a proven track record with major former Soviet Union oil and gas and banking industry players forming our board of directors and executive management team. We have several prominent figures in the oil and gas industry and banking. In addition our staff has vast domestic and international experience and has been working in Kazakhstan and Russia for up to 30 years, and has developed relationships with the government and its departments and ministries at many levels. We also employ experienced national and foreign specialists at senior levels in our operating subsidiary.

         There is significant competition for capital with other exploration and production companies and industry sectors. At times, other industry sectors may be more in favor with investors limiting our ability to obtain necessary capital.

Risks of Doing Business in Kazakhstan

         We believe that the present policies of the government of the ROK are favorable to foreign investment and to exploration and production and are not aware of any impending changes. While there is a certain amount of bureaucratic "red tape" we have significant experience working in Kazakhstan, and good relationships with government agencies at many levels.

         We, however, remain subject to all the risks inherent in international operations, including adverse governmental actions, political risks, and expropriation of assets, loss of revenues and the risk of civil unrest or war. Our primary oil and gas property is located in Kazakhstan, which until 1990 was part of the Soviet Union. Kazakhstan retains many of the laws and customs from the former Soviet Union, but has developed and is continuing to develop its own legal, regulatory and financial systems. As the political and regulatory environment changes, we may face uncertainty about the interpretation of our agreements and in the event of dispute, may have limited recourse within the legal and political system.

         If we are successful in establishing commercial production from the ADE Block, an application will be made for an exploration and production contract. The Company has the exclusive right to negotiate this contract for the ADE Block, and the government is required to conduct these negotiations under the Law of Petroleum. Such contracts are customarily awarded upon determination that the field is capable of commercial rates of production and that the applicant has complied with the other terms of its license and exploration contract. However, the Company is not guaranteed the right to a production contract. The terms of the exploration and production contract will establish the royalty and other payments due to the government in connection with commercial production. While we believe that we can successfully negotiate an exploration and production contract, we cannot be assured that we will be able to do so or that the terms of such contract will be favorable. If satisfactory terms cannot be negotiated, it could have a material adverse effect on our financial position.

         Environmental Risks

         The exploration and development of our projects are subject to Kazakhstan laws and regulations concerning environmental matters and the discharge of hazardous wastes and materials. We intend to conduct our activities in compliance with international environmental and occupational health and safety norms, even if they exceed the currently applicable Kazakhstan requirements. We specifically plan to implement ISO 9000-2001 management principles and ISO 14000 environmental management principles.

         Future environmental laws and regulations could impose increased capital or operating costs on us and could restrict and/or delay the development or operation of our projects. We believe that implementing ISO standards from the beginning, we will reduce the potential impact of new laws and regulations.

         As an owner of oil and gas properties, we are subject to various federal, states, local and foreign laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may impose liability on us for the cost of pollution cleanup resulting from operations and could subject us to liability for pollution damages.

Employees

         We maintain offices in the United States and Kazakhstan. Our U.S. corporate offices are located at 500 Fifth Avenue, Suite 4810, New York, New York 10110, where we lease approximately 1,600 square feet of office space. As of June 2004, we had 3 full-time employees in New York. We also maintain two offices in Kazakhstan. The BMB Munai Representative Office is located in Almaty, where we lease approximately 2,500 square feet of office space and have 11 full-time and part-time employees. The Emir Oil offices are located near the ADE Block near the city of Aktau with 2,000 square feet of office space and 24 office employees, field engineers and workers.

Reports to Security holders

         We file Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and other items with the Securities and Exchange Commission (SEC). We provide free access to all of these SEC filings, as soon as reasonably practicable after filing, on our Internet web site located at www.bmbmunai.com. In addition, the public may read and copy any documents we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains its Internet site www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers like BMB Munai.

Item 2.  Description of Property

         We are an independent oil and gas company engaged in the exploration, development, exploitation and production of crude oil and natural gas in the ROK. Our operations are currently focused onshore in the exploration and development of the License and Exploration Contract of our wholly-owned subsidiary, Emir Oil.

Kazakhstan

         Until 1990, Kazakhstan was one of 15 independent republics that comprised the former Soviet Union. It has chosen to align with Russia and 12 of the former republics in the Commonwealth of Independent States ("CIS"), a union of economic and political cooperation. Upon independence twelve years ago,

Kazakhstan embarked on a course of political and monetary reforms that have resulted in the development of a market economy. Kazakhstan's economic prospects are looking better than at almost any time since the collapse of the Soviet Union, mainly due to higher world oil prices, major oil finds in the Caspian Sea region and the development of oil production and export capabilities.

         Kazakhstan belongs to the third largest world hydrocarbon basin in terms of both known and potential hydrocarbon reserves after the Persian Gulf and Western Siberia. This basin is estimated to contain approximately 20 Billion proven barrels of oil in place and 200 Trillion proven cubic feet of gas in place. Kazakhstan produces an average of 1,000,000 barrels of oil per day ("bopd"), which is expected to increase to 2,000,000 bopd by 2010.

         The Pre-Caspian Basin recently hosted several large world-class discoveries including LukOil and OKIOC/Agip KCO consortium. Four of the world's giant oilfields are located in the Pre-Salt of the Pre-Caspian Basin (Tengiz, Karachaganak, Orenburg and Astrakhan). Most major western oil & gas exploration and production companies operate in Kazakhstan.

Petroleum Industry in Kazakhstan

         Kazakhstan is an area of significant investment activity for the international oil and gas industry. Kazakhstan's proved reserves rank among the top 15 countries in the world with over 180 producing oil fields and 20 billion barrels of proved oil reserves. Current production is approximately 1,000,000 bopd, of which approximately 2/3 is exported.

         The entire former Soviet Union region has recently seen significant foreign investment and strategic alliances for exploration, acquisition and development of oil and gas reserves. U.S. investments in Kazakhstan exceeded $6 billion at the end of 2002. The majority of this investment was focused in the petroleum industry and specifically in the development of the Tengiz field, which has an estimated 6-9 billion barrels of oil reserves, and Karachaganak, with an estimated 2.2 billion barrels of oil reserves. With Caspian Sea discoveries now estimated to hold up to 30 billion barrels of oil reserves, foreign investment of as much as $140 billion may be required to develop infrastructure within Kazakhstan for production and distribution of these resources.

         The oil industry in Kazakhstan has been codified with the development of the Law of Petroleum, which sets out the conduct of the oil and gas industry and the roles of participants, both private and governmental. The industry is regulated by the Ministry of Energy and Natural Resources, which administers all contracts, licenses and investment programs. The Ministry of Energy and Natural Resources has been through several stages of consolidation since the country's independence in 1991. The government has been merging various regional governmental agencies previously handling the extraction and transportation sectors of the industry into one consolidated entity to eliminate the bureaucracy and provide for more efficient management of the country's natural resources. This entity maintains a direct ownership on behalf of the ROK in most large oil field development projects as well as sole ownership and operation of many of the interconnecting oil and gas pipeline systems. Governmental ownership or participation in exploration and development projects, however, is not required.

Overview of Regional Geology

         The ADE Block is located in western Kazakhstan within the oil region of Aktau. There are a number of producing oil fields surrounding the ADE Block, including, Alatobe (the closest analogue field), North Akkar, NW Zhetybay, Eastern Normaul, Tasbulat, Pionerskoe, Ashiagar and North Pridorozhnoe. The carbonate fields found along the margins of the Pre-Caspian Basin account for approximately 70% of Kazakhstan's oil reserves and production. The fields in the trend are projected to contain over 15 billion barrels of recoverable oil reserves, including the super-giant Tengiz field, which is estimated to hold 9 billion barrels of recoverable oil reserves.

         The ADE Block is located on the edge of the Mangistau Usturt High of the Mangyshlak Basin. The Mangyshlak Basin is located on the western part of the Turan epi-Paleozoic platform. Tectonic activity in the Riphean-Vendian era led to crustal tension and rifting, particularly the development of the Central Mangyshlak and Tuarkyr-Karaaudan rift systems. The Central Mangyshlak rift formed in early Paleozoic time. Deep drilling showed that Paleozoic sediments consist of Lower Permian and Carboniferous carbonate rocks and Upper and Middle Devonian and Lower Carboniferous clastics. The rift zone probably experienced some compression during pre-Permian times and then tension during the Late Permian and Early Triassic. The Mangyshlak and Usturt plates collided with the eastern European continent during the Early Cimmerian tectonic event. Tangential compression in the collision zone led to the formation of inversion highs with upthrust-overthrust activity. The result was a series of linear mega-anticlines and mega synclines. The rocks of the Permo-Triassic age were strongly deformed.

         The Tuakyr-Karaaudan rift probably formed in the Early Paleozoic. Middle Paleozoic deposits are strongly deformed and contain basic and ultra basic rocks of Devonian and Early Carboniferous age. These ophiolites are probably fragments of older oceanic crust. They are overlain by red Permo-Triassic molasses composed of conglomerates and tuff and lava beds. The total thickness of the molasses is 4-5 kilometers.

         Exploration activity in the Mangyshlak Basin was aimed at Triassic and Jurassic rocks, but Paleozoic rocks also may contain oil. A commercial discovery was made in Paleozoic reservoir rocks in the Oymash area.

         The Aksaz, Dolinnoe and Emir fields are located in the Karagalin slope of the Beke-Bashkuducksky regional structural high in the present structure of the Mangistau Usturt High.

         There are a large number of thrust sheets in the Triassic interval in the ADE Block. The general direction of the faults is east-west with the stress from the south and south-west directions. The basement rocks were not penetrated in the area. According to data from surrounding areas the basement is composed of basic and ultra basic rocks of Lower Paleozoic. The Middle and Upper Paleozoic clastics and carbonate sediments were deposited directly on the basement and overlain by red-colored Permo-Triassic molasses. An anticlinal structure in the sedimentary Paleozoic rocks was indicated in the Aksaz field that could be a possible opportunity for future exploration drilling in the license area.

         The Middle Triassic rocks are penetrated by wells in the Aksaz, Dolinnoe and Emir fields. This zone consists of shallow marine sediments: limestones and dolomites inter bedded with layers of shale and volcanic ashes. The carbonate rocks are replaced by clastic sediments in some areas. There is a 50-70 meters thick silty shale package in the upper part of the Middle Triassic. The maximum total thickness of the Middle Triassic deposition in the area of 755 meters was penetrated by the Well #4 in the South Zhetybai field to the southeast. All wells in the ADE Block were drilled to the middle of the Middle Triassic interval.

         Two oil and gas bearing zones, the T2B and T2V, were interpreted in the upper part of the Middle Triassic carbonate interval. These zones are poorly correlated between the fields. The seal for the pools are made up of volcanic ash layers and tight carbonates. The trapping mechanism for the ADE fields is formed by thrust faults to the north and structural closure to the south. The Middle Triassic deposition is unconformably overlain by Upper Triassic marine sediments. The Upper Triassic consists of shale inter bedded with sand and silt layers. The total thickness of these depositions reaches 600 meters in the license area. Some of Upper Triassic reservoirs are oil productive in the surrounding fields.

         The Jurassic sediments were deposited unconformably on the Triassic. The Lower and Middle series of the Jurassic consists of marine and non-marine sandstone, shales and siltstones with total thicknesses up to 950 meters. The Jurassic reservoirs are oil and gas bearing in many of the surrounding fields and contain the bulk of the oil and gas reserves in the Mangyshlak Basin. The upper part of the Jurassic consists of limestone, dolomite and marls.

         The Cretaceous deposition consists of more than 1,000 meters of marine carbonate and clastic rocks. Some gas accumulations are encountered in clastic Valanginian-Hauterivian, Albian and Senomanian reservoirs in Mangyshlak Basin. The Tertiary rocks overly the Cretaceous and consist of 200 to 250 meters of carbonates and shales.

ADE Block Infrastructure

         The Aksaz, Dolinnoe and Emir fields are located in Mangystau Region of Kazakhstan approximately 55 kilometers from the city of Aktau, a seaport on the Caspian Sea. The ADE Block covers an area of approximately 203 square kilometers. The surface topography is gentle and sparsely developed making installation of roads, facilities and pipelines relatively easy.

         The region has well-developed infrastructure. There is a railroad line, the Aktau-Beyneu-Makat, and a number of gravel roads passing directly through the license territory. Not far from the license territory (approximately 28 kilometers) there is a major oil and gas pipeline, the Uzen-Aktau-Atyrau pipeline. We believe there are a number of options for transporting oil to both domestic and export markets including by truck, rail car or pipeline.

         The licensed territory is also well supplied with drinking water that is sourced from the Kigach-Aktau water pipeline. There is also available water for technical use from a well at the Kulussky water reserve, about 40 kilometers distance from the fields. Within the licensed territory, lightly mineralized underground water layers are found at depths of 600-650 meters. This water could be utilized during the exploration, development and production work on the fields.

         We have completed construction of approximately 10 kilometers of high voltage (6 Kilowatt) electric power line to the Emir field and 1 kilometer to the Dolinnoe field.

         We have undertaken a road network improvement program and have completed construction of an 11 kilometer sand-gravel road at the Dolinnoe and Emir fields.

Well Construction, Drilling and Oil Collection

         When we acquired the License, there were three existing fields within the ADE Block - Aksaz, Dolinnoe and Emir. Initial exploration of these fields occurred in the 1960's, with wells being drilled between 1990 and 1996. Drilling of several other wells was commenced after the initial discovery wells but all were suspended prior to reaching the target horizons due to lack of funds. All of the reserves in the three fields are encountered in Triassic aged carbonate reservoirs. The depth of this formation ranges from approximately 3,000 meters in Emir, to 3,600 meters in Dolinnoe to 4,200 meters in Aksaz.

         In October 2003, we undertook steps to re-enter the wells that had been previously completed and tested but shut down in the late 1990s. Preliminary results indicated that major service work must be done to maintain a steady productivity rate on the Dolinnoe-1 and Emir-1 wells. Both wells showed very high pressure and good productivity, but in accordance with local regulations test production has been interrupted until local government inspectors approved a detailed work program with appropriate safety measures.

         We commenced well workover on the Dolinnoe-1 and the Emir-1 wells in December 2003. We contracted MAIKS, LLP to undertake a major repair and re-conservation of the Dolinnoe-1 and Emir-1 wells.

         Due to unstable oil flow at Emir-1 well, we have conducted geophysical research at the well. This research indicates with high probability that the producing horizon and borehole are blocked with impurities and sand. Underground repair has been started for the well clean-up. In the course of well workover a piece of the perforating tape abandoned by MangistauMunaiGas during geophysical works in 1994-1996 was found at a depth of 2,953 meters. As a result, only 21 meters out of 54 meters of the first paying interval were opened with an average oil flow rate of 105 bopd with a 6 millimeter choke used.

         We have contracted MangystauGeology, LLP to carry out service work at the Emir-1 well. At the present time MangystauGeology, LLP is attempting to extract an alien object from the well.

         A similar situation occurred at the Dolinnoe-1 well, where a piece of perforating tape was found at the depth of 3,529 meters. After studying different scenarios we decided to proceed with a well test at the depths of 3518 meters to 3529 meters (7 meters out of 71 meters of productive interval). With 6 and 8 millimeter chokes, testing being conducted since May 12, 2004, shows a steady average oil flow rate of 500 bopd with the paying horizon pressure of approximately 46MPa.

         Samples of the crude oil and gas collected during test production have been processed and full chemical content has been obtained.

         The Company has begun preparations for new well drilling, including:

         -        New wells spots setting
         -        Platform construction for drilling rigs installation
         -        Additional road construction
         -        Camp settlement for workers and engineers

         During the first calendar quarter 2004, we completed the preparation of 125 meter x 75 meter spot platform for the drilling rig at Dolinnoe-2 well and 300 meter x 300 meter ground settlement for the workers camp at Dolinnoe field.

         We have contracted a drilling company, Saipem, to drill a new well in the Dolinnoe field. We have retained the services of Halliburton Security DBS, Halliburton Sperry-Sun, Baker Hughes, Schlumberger, Mud Logging, Cameron, GIS Company, LLP and others to perform service work and geophysical studies during the drilling process. All equipment, materials and supplies have been purchased and delivered and drilling is planned to begin in early July 2004.

         We have constructed a temporary oil collection system for processing of oil produced during test production at the Emir-1 and Dolinnoe-1 wells. During the first calendar quarter 2004, we finished construction of the ground facilities for oil collection and pre-sale processing at the Emir-1 and Dolinnoe-1 wells with capacity to connect up to seven additional wells at each well, for combined collection and processing. The facilities allow for full cycle processing, including oil separation from gas and water, oil heating, oil flow measurements, oil storage reservoir, drain reservoir, operator system and anti-flare system. The current scheme is based on the delivery of oil collected in well oil tanks that can be transported by oil trucks to a nearby oil storage facility owned by the prior minority interest holder in Emir Oil. The storage facility is located approximately 25 kilometers from the ADE Block. Collected oil can also be routed through an existing railroad terminal to buyers. We have negotiated a contract with a refinery in Atyrau for the sale of oil produced during the test production. We have installed the following equipment to implement our oil collection scheme:

         - Three crude oil tanks (two - of 100 m3 and one of 50 m3 volume)
         -        Gas separators
         -        Four oil pumps
         - "Sputnik" equipment for measuring crude oil flow rate during the test production, monitoring and managing the oil flow process and further delivery of oil to the pre-sale processing part of ground facilities. The scheme is ready for total of 8 wells to be connected by pipes to the Sputnik equipment for combined processing
         -        Three fountain frames
         - 40 tons of pipes for oil pumping, collection and compression (73 mm diameter)
         -        Power converters
         -        Steam generators

         We received a prepayment at the end of March 2004 and sold our first 100 tons of oil produced during the test production in Emir-1 and Dolinnoe-1 wells in April 2004. All oil produced has been sold to a refinery in Atyrau at the domestic price level. Delivery has been made by rail cars filled at the pouring station terminal, located at an oil storage facility owned by the prior minority interest holder of Emir Oil. This facility has ground and underground oil and fuel tanks with a total capacity of approximately 20,000 tons. At the present time, reconstruction of the ground oil storage tanks at the storage facility is under way to facilitate the collection of 3,000 to 4,000 tons of oil.

Reserves

         We have been collecting and analyzing available geological information and reports associated with the ADE Block since June 2003. Much information about the fields was obtained during the exploration work performed by Soviet state owned exploration companies in the 1990's. Their research, however, was performed with old technical equipment providing limited accuracy. Most of the data obtained and analysis made at that time was based on incomplete 2D seismic surveys and some test drilling and production from the Emir-1, Dolinnoe-1 and Aksaz-1 wells. We acquired geophysical information and reports on the ADE Fields from the Center for Information and Analysis of the National Committee of Geology and Mineral Resources. This information has been processed and analyzed for inclusion into the engineering reports of PGS Reservoir Consultants from Oslo (Norway) and McDaniel and Associates Consultants from Calgary (Canada).

         On behalf of Emir Oil we acquired a complete engineering report from PGS Reservoir Consultants in August 2003. In September 2003 we also retained McDaniel and Associates Consultants for the audit and re-interpretation of the PGS report and other information available for ADE Block. The report from McDaniel was received in November 2003. Both engineering reports were based on incomplete information, contained a number of uncertainties and relied on different standards and approaches for data interpretation. Based on our concerns over the accuracy of these reports, we commissioned a 3D seismic survey. We believe with the completion of a 3D seismic survey and its data processing and interpretation we will have sufficient information to re-evaluate the ADE Block oil and gas reserves, and prepare an efficient work program for further exploration and development of the License territory.

3D Seismic

         The Company commenced 3D seismic fieldwork in September 2003. TatArka, LLP was commissioned for the 3D seismic field works and PGS-GIS, an affiliate of PGS Reservoir Consultants in Almaty has been retained for the data processing and interpretation. The actual seismic exploration of the license territory was completed in December 2003. A total of 200 square kilometers was covered in the 3D seismic survey. All seismic data has been submitted for data processing, which began in December 2003. In addition to the 3D seismic study, "ANCHAR," special acoustic low frequency geophysical equipment, has been used for the purpose of determining whether the ADE Block geological structures contain oil and gas.

         The data obtained during 3D seismic is of a very high quality and resolution. The full detailed report will augment the information previously obtained from incomplete 2D seismic and geological data obtained from former Soviet geologists that the Company used as the basis for engineering reports for ADE Block previously prepared by PGS, Gubkin Institute of Russia and McDaniel and Associates of Canada.

         Subsequent to year-end, in May 2004, a preliminary report of the results of 3D seismic data processing was released to us by PGS-GIS. The full report is due to be released in June or July 2004. The complete report will cover geological, technical and financial issues and will contain an evaluation of ADE Block oil and gas reserves. The report is expected to improve the Company's understanding of ADE Block geology for both Jurassic and Triassic formations and to more precisely define pay zones and reservoir sizes and structures. The results of the data processing are expected to significantly improve location of drilling sites and reduce drilling risks.

Item 3.  Legal Proceedings.

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

         We plan to vigorously defend ourselves in this action and strongly question the merit of all claims alleged by plaintiffs. We have retained the Florida law firm of Shutts & Bowen LLP, to vigorously defending us in this matter. During the quarter ended March 31, 2004, we filed a motion to dismiss the complaint of plaintiffs, Brian Savage, Thomas Sinclair and Sokol Holdings, Inc., on several grounds. The plaintiffs have not yet responded to that motion and the motion has not been called up for hearing by the court. There were no other significant changes in this matter during the quarter.

         In the opinion of management, the resolution of this lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows.

         Other than the foregoing, to the knowledge of management, there is no other material litigation or governmental agency proceeding pending or threatened against the Company or our management.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended March 31, 2004.

PART II

Item 5. Market Price of and Dividends on Registrants Common Equity and Other Shareholder Matters.

         Our shares are currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol BMBM. Effective December 12, 2003, we implemented a one-for-ten reverse stock split and, on that date, every ten shares of common stock outstanding were converted into one share of common stock.

         As of June 3, 2004, we had approximately 350 shareholders holding 20,429,426 common shares. Of the issued and outstanding common stock, approximately 539,175 are free trading, the balance are "restricted securities" as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission.

         The published high and low bid quotations from April 1, 2002 through March 31, 2004, were furnished to us by Pink Sheets, LLC, are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions and may not represent actual transactions.

                                                     High              Low
                                                     ----              ---
Fiscal year ending March 31, 2004
---------------------------------

First Quarter                                       $ .31             $ .15
Second Quarter                                       1.20               .31
Third Quarter (Oct 1 thru Dec 11)                    1.90               .60
Third Quarter (Dec. 12 thru Dec. 31,                 7.00              1.05
  after 1 share for 10 reverse split)
Fourth Quarter                                       8.00              1.75

Fiscal year ending March 31, 2003
---------------------------------

First Quarter                                       $ .95             $ .75
Second Quarter                                       1.30               .25
Third Quarter                                         .63               .17
Fourth Quarter                                        .45               .15


Cash Dividends

            During the quarter ended December 31, 2003, we issued a stock dividend to our shareholders of 50,000 shares. The shares were issued pro-rata to all of our common stockholders on a one share for each 9.8 pre-split shares outstanding.

            There are no restrictions on our ability to pay cash dividends, other than state law that may be applicable; those limit the ability to pay out all earnings as dividends. The Board of Directors does not, however, anticipate paying any dividends in the foreseeable future; it intends to retain the earnings that could be distributed, if any, for the operations, expansion and development of its business.

Securities for Issuance Under Equity Compensation Plans

------------------------- --------------------------- --------------------------- ------------------------------------
Plan category             Number of securities        Weighted-average            Number of securities
                          to be issued  upon          exercise price of           remaining available for future
                          exercise of                 outstanding                 issuance under equity
                          outstanding options,        options, warrants           compensation plans
                          warrants and rights         and rights                  (excluding securities reflected in
                                                                                  columns (a))

                                  (a)                           (b)                             (c)
------------------------- --------------------------- --------------------------- ------------------------------------
Equity compensation
plans approved by
security holders                      -0-                      -0-                                 -0-
------------------------- --------------------------- --------------------------- ------------------------------------
Equity compensation
plans not approved by
security holders                  625,907                     $2.57                            625,907
------------------------- --------------------------- --------------------------- ------------------------------------
Total                             625,907                     $2.57                            625,907
------------------------- --------------------------- --------------------------- ------------------------------------

         On November 19, 2003, we granted an option to Credifinance Securities Limited for services rendered by Credifinance as our agent in connection with private placements made by us in November 2003. Georges Benarroch, a Company director is also the CEO of Credifinance and may be deemed to be a related party. The option grants Credifinance the right to purchase up to 142,857 common shares of the Company at an exercise price of $3.50 per share. The option expires on November 26, 2008. The option provides for adjustments to the number of shares and/or the price per share to protect the holder against dilution and in the event of mergers, reorganizations and similar events. The option also requires that in the event we determine to make a registered public offering during the term of the option, we shall use our best efforts to include the common shares underlying the options in the registration statement.

         In December 2003, we granted Credifinance agent warrants in connection with funds raised on our behalf. The agent warrants grant Credifinance the right to purchase up to 275,050 shares of our common stock at an exercise price of

$2.15 and 208,000 shares of our common stock at an exercise price of $2.50 per share. The agent warrants expire at the end of June 2005. The agent warrants provide for adjustments to the number of shares and/or the price per share to protect the holder against dilution and in the event of mergers, reorganizations and similar events.

Recent Sales of Unregistered Securities.

         We sold no securities during the quarter ended March 31, 2004.

Item 6.  Management's Discussion and Analysis of Results of Operations

         The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Consolidated Financial Statements and the accompanying notes included elsewhere in this Form 10-KSB contain additional information that should be referred to when reviewing this material.

         Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. Please read Forward-Looking Information on page 27.

         We operate in one segment, natural gas and oil exploration and development.

Overview

         Prior to November 26, 2003, the Company existed under the name Inter Union Financial Corporation ("InterUnion"). The primary business strategy of InterUnion was to acquire majority interests in financial services businesses. On November 26, 2003, InterUnion executed an Agreement and Plan of Merger with BMB Holding, Inc., a private Delaware corporation, formed for the purpose of acquiring and developing of oil and gas fields in the Republic of Kazakhstan. Pursuant to the Agreement, BMB Holding merged into InterUnion, with InterUnion being the surviving corporation. For accounting purposes, the transaction was treated as a reverse merger under accounting principles generally accepted in the United States, with BMB Holding and its then 70% owned subsidiary, Emir Oil, treated as the surviving entity. BMB Holding was incorporated on May 6, 2003. Following the merger, we changed our name to BMB Munai, Inc.

         Since incorporation on May 6, 2003, our primary focus has been the acquisition, exploration, development, exploitation and production of natural gas and crude oil in Kazakhstan. With the acquisition of the exploration and development license and contract of Emir Oil, we are focusing our efforts on the development of the Aksaz, Dolinnoe and Emir Oil and Gas Fields in Kazakhstan.

         We anticipate spending between $10 million and $20 million in the continued exploration and development of the ADE Block in the next twelve months. As we have limited resources, we anticipate the need to soon seek additional capital to fund all or a significant portion of this capital budget. We expect a portion of the funds needed to continue exploration and development will come from the sell of oil produced during testing of the wells.

         New Wells

         Assuming we can raise sufficient funding, during the next twelve months we intend to spend between $4 million and $11 million to drill new exploratory wells. Initially we will focus our drilling efforts in the Dolinnoe Oil Field, were we hope to drill at least three new exploratory wells. As of the date of this report, we have undertaken activities in preparation of drilling the proposed Dolinnoe-2 well. We expect drilling of this well to commence in July 2004. We plan to drill this well to 4,000 meters and to carry out geological, geophysical and technical study of the field. We also plan to commence drilling in the Emir Field by the end of 2004 and intend to complete two new wells in the Emir Field by April 2005.

         Acquisition of Additional Reserves

         Depending on available funds, during the next twelve months, we also expect to spend between $5 million and $6 million dollars toward increasing our oil and gas reserves through the identification, investigation and acquisition of additional oil and gas concessions in Kazakhstan.


         Work Over of Existing Wells

         In the next twelve months we will continue work over on existing wells in the ADE Block. We recently completed work over to the Emir-1 well and will begin work over of the Aksaz-1 well shortly. Thereafter, we will complete work over of the Dolinnoe-1 well. We also intend to investigate other wells in the ADE Block that were previously spudded to determine the commercial viability of additional drilling at these sites. We anticipate these activities will cost between $600,000 and $800,000 over the next twelve months.

         Infrastructure Improvements

         If we are able to raise sufficient capital we plan to spend between $700,000 and $1 million on building and improving existing infrastructure in the ADE Block. In August 2004, we plan to begin construction of a 14 kilometer long pipeline from the Aksaz-1 well to the temporary collection and processing facility at the Emir-1 well. Our plans also include the reconstruction of ground fuel tanks at the oil and fuel storage facility we are currently using. We intend to increase above ground storage capacity from 300 cubic meters to 2300 cubic meters. This should allow us to collect volumes sufficient for exporting. This work should begin in July or August 2004. We also plan to acquire a railroad line and terminal located within the Aksaz Field territory, with plans to build a storage facility and pouring station at the terminal to allow for oil transportation via railroad. This should help us create our own transportation route for export and domestic oil sales. We expect to finalize acquisition of the rail line and terminal early in 2005. Additionally, in the next twelve months we plan to improve power supply to the ADE Block through the acquisition of a 20 kilometer, 6 Kilowatt power line running through the ADE Block. We will also continue expanding the road network within the ADE Block.

         Oil Production and Sale

         Subsequent to year-end, in April 2004, we made our first sale of 1,000 barrels of crude oil from test production at the Dolinnoe-1 well. Since May 12, 2004, a steady flow rate of 500 barrels of crude oil per day has been produced from the well and sold to the domestic market.

           Our revenue, profitability and future growth rate will depend substantially on factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

Results of Operations

         As discussed above, we incorporated on May 6, 2003, therefore, we have no prior fiscal year results against which to compare.

         Revenues. We realized no revenues in the period from inception on May 6, 2003, to March 31, 2004. This is primarily the result of our beginning operations and seeking to acquire rights to oil and gas properties. We expect to realize revenues in the upcoming fiscal year.

         Expenses. During the period from May 6, 2003, to March 31, 2004, we incurred expenses of $786,757. These expenses were primary attributable to general and administrative expenses of $781,757. Our general and administrative expenses were largely related to the hiring of personnel to operate our business, as well as travel and professional expenses including accounting and legal fees. We also incurred amortization and depreciation expenses of $4,758. We anticipate that as we execute our planned business activities over the next twelve months our expenses will continue to increase.

         Loss from Operations. Since May 6, 2003, we have incurred losses from operations totaling $786,515. These losses are the result of our incurring numerous expenses in connection with the development of our oil fields before they produce any oil or gas. If we are unable to develop our oil and gas fields to a level where oil and gas production and sales offset the costs of exploration, development and production, we will continue to generate operating losses. At this time, it is unclear when we will generate sufficient oil and gas to offset expenses, if at all.

         Other Income. During the period from May 6, 2003, to March 31, 2004, we recognized total other income $254,717. This included realized gains on marketable securities of $19,368, unrealized gain on marketable securities of $248,407 and exchange gain of $70,949, offset by net interest expense of $84,007. During the year we raised approximately $12 million through the sale of our securities in private placement transactions. Therefore, at times during the year, we had funds that were not being used in operations that we invested in marketable securities. We anticipate the funds held in marketable securities will be used to fund our operations and therefore expect gains from marketable securities, both realized and unrealized, to decrease in the next twelve months.

         Net Loss. Since May 2003, we have realized a net loss of $613,782. As discussed above this net loss is largely the result of our incurring expenses in connection with the development of our oil and gas fields before they produce any oil or gas. We will continue to realize a net loss from operations until such time as revenues generated from oil and gas production and sales and other income offset our expenses. At this time, it is unclear when or if that may occur.

Liquidity and Capital Resources

         Since May 6, 2003, our capital resources have consisted of funds raised through the sale of our common stock and debt convertible to our common stock. We anticipate our capital resources in the upcoming twelve months will likewise consist primarily of funds raised in financing activities.

         Note B of the Notes to the Financial Statements discloses that we will need significant additional funding to develop the geographical area covered by our exploration and development license. Moreover, prior to commencing commercial oil production, we must obtain a commercial production contract from the ROK. While we are legally entitled to receive this commercial production contract and have the exclusive right to negotiate such with the ROK, and the ROK is required to conduct the negotiations under the Law of Petroleum in Kazakhstan, there is no guarantee that we will be awarded a production contract. If we cannot obtain a production contract, we will only be able to produce and sell oil under the Law of Petroleum for the term of the existing contract, which expires June 9, 2007. These factors, among others raise substantial doubt about our ability to continue as a going concern.

         Cash Flows

         During the year, cash was primarily used to fund exploration and development expenditures. We had a net increase in cash of approximate $2 million during 2003. See below for additional discussion and analysis of cash flow.

                                             Period from inception (May 6, 2003)
                                                     through March 31, 2004

                                                   -------------------

Net cash used in operating activities               $     (3,486,661)
Net cash used in investing activities                     (6,523,008)
Net cash provided by financing activities                 12,136,024

NET INCREASE IN CASH AND CASH EQUIVALENTS           $      2,126,355
                                                   ===================

         Our primary source of cash has been cash flows from equity and debt offerings. During the period ended March 31, 2004, we generated $12,136,024 from the sale of stock and issuance of debt. We primarily used this cash to fund our capital expenditures. At March 31, 2004, we had cash on hand of $2,126,355.

         We continually evaluate our capital needs and compare them to our capital resources. Our budgeted capital expenditures for the upcoming 12 months are $10 million to $20 million for exploration, development, production and acquisitions. We expect to fund these expenditures primarily from additional capital we will seek and cash on hand. In the event we are not successful in raising the anticipated funds from the sale of our securities, we nevertheless believe capital expenditures of approximately $5,000,000 could be financed through cash on hand, the sale of marketable securities and revenues from anticipated oil production. The minimum level of capital expenditures on the ADE Block is dictated by the exploration contract. The amount of funds we devote to any particular activity in excess of the minimum required capital expenditures may increase or decrease significantly depending on available opportunities, cash flows and development results, among others.

         If we are not successful in obtaining funding, we anticipate that we will instead seek to develop existing wells and infrastructure in hopes of generating sufficient revenue to finance our operations. This development would be funded by cash and cash equivalents and the sale of marketable securities we currently hold. If the funding is limited to these sources, our anticipated development activities would be significantly more limited than anticipated under our present business plan.

         As discussed in Note B to the consolidated financial statements and the Report of our Independent Registered Public Accounting Firm we will require substantial additional funding, and must obtain a commercial production contract with the Government of Kazakhstan to fully develop their business. These conditions raise substantial doubt about our ability to continue as a going concern.

Contractual Obligations and Contingencies

         The following table lists our significant commitments at March 31, 2004, excluding current liabilities as listed on our consolidated balance sheet:

                                                                   Payments Due By Period
                                           ----------------------------------------------------------------------
                                                            Less than                                    After
   Contractual Obligations                     Total         1 year     1-3 years      4-5 years        5 years
   -----------------------                     -----         ------     ---------      ---------        -------
   Capital Expenditure Commitment(1)        $21,300,000   $7,000,000   $14,300,000     $       --         $ --
   Due to the Government of Kazakhstan(2)     5,994,745           --            --      5,994,745           --
   Due to Reservoir Consultants                 500,000      278,000       222,000             --           --
   Liquidation Fund                              20,000           --        20,000             --           --
                                            -----------   ----------   -----------     ----------         -----
          Total                             $27,814,745   $7,278,000   $14,542,000     $5,994,745         $ --
                                            ===========   ==========   ===========     ==========         =====

---------------------
         (1) Under the terms of our Contract with the ROK, we are required to spend a total of at least $21.5 million dollars in exploration, development and improvements within the ADE Block during the term of the license, including $7 million during the 2004 calendar year and $9.3 million in the 2005 calendar year. If we fail to do so, we may be subject to the loss of our Contract.

         (2) In connection with our acquisition of the License and Contract, we will be required to repay the ROK for exploration and development expenditures incurred by it prior to the time we acquired the License and Contract. The repayment terms of this obligation will not be determined until such time as we are granted a commercial production contract. Prior to commencing commercial oil production, we must obtain a commercial production contract from the ROK. While we are legally entitled to receive this commercial production contract and have the exclusive right to negotiate such with the ROK, and the ROK is required to conduct the negotiations under the Law of Petroleum in Kazakhstan, there is no guarantee that we will be awarded a production contract. Moreover, at this time it is unclear when might apply for a production contract or when it might be issued, if at all. Therefore, we have made our best estimate as to when we anticipate becoming subject to this repayment obligation.

Off-Balance Sheet Financing Arrangements

         As of March 31, 2004, we had no off-balance sheet financing arrangements.

Critical Accounting Policies

         We have identified the policies below as critical to our business operations and the understanding of our financial statements. The impact of these policies and associated risks are discussed throughout Management's Discussion and Analysis and Plan of Operations where such policies affect our reported and expected financial results. A complete discussion of our accounting policies in included in Note A of the Notes to Consolidated Financial Statements.

         Development Stage and Going Concern

         We are a development stage company and have not yet commenced our primary revenue-generating activities, which is the production and sale of oil and gas. Our ability to realize the carrying value of our assets is dependent on being able to produce and sell oil from the ADE Fields. Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have accumulated losses totaling $613,782 and have incurred some amount of debt in the development phase of our operations. To fully develop the Fields and achieve positive cash flow, we will require substantial additional funding. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities which might be necessary should the Company be unable to continue in existence.

         Principles of Consolidation

         Our consolidated financial statements include all of our consolidated subsidiaries. Our consolidated financial statements include the accounts of Emir Oil, LLP, our 70% owned subsidiary. All significant inter-company transactions have been eliminated.

         Foreign exchange transactions

         Our functional currency is the U.S. Dollar, thus the financial statements of our foreign subsidiary are measured using the U.S. Dollar. Accordingly, transaction gains and losses for foreign subsidiaries shall be recognized in U.S. dollars in consolidated operations in the year of occurrence. There are no current regulatory issues in Kazakhstan dealing with currency conversions between the local currency in Kazakhstan and the U.S. Dollar that are expected to negatively impact our business, however, the risk of actual currency fluctuations as it relates to the U.S. dollar is present.

Recently Issued Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 143, Accounting for Asset Retirement Obligations. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have an effect on the Company's consolidated financial statements because the liability for plugging and abandoning wells is borne by the Republic of Kazakhstan (see Note F).

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

         On April 30, 2003 -- The FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively only. The adoption of this pronouncement had no effect on the Consolidated Financial Statements of the Company.

         On May 15, 2003 -- The Financial Accounting Standards Board (FASB) issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It also establishes standards for how an issuer classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective for us as of July 1, 2003. The adoption of the applicable provisions of this statement as of the indicated dates has had no effect on the Company's financial statements.

Effects of Inflation and Pricing

         The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs. Material changes in prices impact the current revenue stream, estimates of future reserves, borrowing base calculations of bank loans and value of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. While we do not currently expect business costs to materially increase, continued high prices for oil and natural gas could result in increases in the cost of material, services and personnel.

Forward Looking Information and Cautionary Statement

         The statements regarding future financial and operating performance and results, market prices, future hedging activities, and other statements that are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "plan," "forecast," "predict," "may," "should," "could," "will" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs and other factors detailed herein and in our other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

Item 7.  Financial Statements

         See Consolidated Financial Statement listed in the accompanying index to the Consolidated Financial Statements on Page F-1 herein.

Item 8. Changes in and disagreements with accountants on accounting and financial disclosure

         On February 11, 2004, we dismissed Mintz & Partners LLP, Chartered Accountants from its position as our independent registered public accounting firm and retained the services of BDO Kazakhstanaudit to serve as our registered independent public accounting firm.

         This change in accountants was reported in a Current Report on Form 8-K filed on February 17, 2004, as amended, and that Current Report is incorporated herein in its entirety by this reference.

Item 8A. Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officers and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date"). Based on their evaluation, our Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

         (b) Changes in Internal Controls and Procedures. Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

         The following table sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held within the Company. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the Board of Directors.

Name                  Age    Positions with BMB                  Director Since
----                  ---    ------------------                  --------------
Boris Cherdabayev     50    Chairman of the Board of Directors   November 2003
                            Co-Chief Executive Officer
Alexandre Agaian      52    Director                             November 2003
                            President and Chief Executive Officer
                            President

Bakhytbek Baiseitov   46    Director                             November 2003
Georges Benarroch     56    Director                             November 2003
Anuar Kulmagambetov   51    Chief Financial Officer
Mirgali Kunayev       46    Director                             November 2003
Gary Lerner           40    Secretary
Valery Tolkachev      36    Director                             December 2003

         The above individuals will serve as our officers and/or directors. A brief description of their positions, proposed duties and their background and business experience follows:

         Boris Cherdabayev. Mr. Cherdabayev joined BMB Holding, Inc., and assumed his current positions in May 2003. From May 2000 to May 2003, Mr. Cherdabayev served as Director at LLP TengizChevroil, a multination oil and gas company owned by Chevron, ExxonMobil, KazMunayGas and LukOil. From 1998 to May 2000, Mr. Cherdabayev served as a member of the Board of Directors, Vice-President of Exploration and Production and Executive Director on Services Projects Development for at NOC "Kazakhoil", an oil and gas exploration and production company. From 1983 to 1988, he served as a people representative at Novouzen City Council (Kazakhstan) and from 1994 to 1998; he served as a people's representative at Mangistau Oblast Maslikhat (regional level legislative structure) and a Chairman of the Committee on Law and Order. For his achievements Mr. Cherdabayev has been awarded with a national "Kurmet" order. Mr. Cherdabayev earned an engineering degree from the Ufa Oil & Gas Institute, with a specialization in "machinery and equipment of oil and gas fields" in 1976. Mr. Cherdabayev also earned an engineering degree from Kazakh Polytechnic Institute, with a specialization in "mining engineer on oil and gas fields' development." During his career he also completed an English language program in the US, NIAI-D Program (Chevron Advanced Management Program) at Chevron Corporation offices in San-Francisco, CA, USA, and CSEP Program (Columbia Senior Executive Program) at Columbia University, New York, NY USA.

         Dr. Alexandre Agaian. In July 1988, Dr. Agaian founded the first commercial bank in the USSR, The Innovation Bank of Saint-Petersburg. He served as the chairman of the board of directors and Chief Executive Officer of the bank until 1993. In five years the bank grew to more than 600 employees and 100 times in assets. In 1989, Dr. Agaian was co-founder of the All-Union Association of Commercial Banks, where he was Vice President until 1992. In July 1994, Dr. Agaian founded ANBI Corporation, a New Jersey corporation with a goal of building a bridge between the US financial and technological markets and banks and companies in the former USSR countries. ANBI Corporation quickly grew to a greater than $30 million company in 1999-2000. Since 2001, the interests of ANBI Corporation have significantly expanded in Kazakhstan, where the company has a long-term relationship and ownership interests with the Bank CenterCredit, Kazakhstan International Bank, GeoCapital, Atameken, InvestTechnoPlus, and other companies. From 1979 to 1987, Dr. Agaian served as a scientific secretary of The All-Union (later All-Russian) Annual Conference on Computer Networking and held a position of an official opponent and auditor for number of scientific papers and magazines. Dr. Agaian has more than 50 publications, including few books, presentations at many conferences, number of awards, patents, medals, honors and diplomas. In 1993 at the annual meeting of the academy Dr. Agaian has been elected as a Corresponding Member of the Engineering Academy of St. Petersburg (Russia). Dr. Agaian graduated in 1973 from the State University of Tbilisi (Georgia, former USSR), summa cum laude, with a degree in applied cybernetics. In 1980 he obtained his Ph.D. in computer networking from The Academy of Science in Moscow.

         Bakhytbek Baiseitov. In 1998, Mr. Baiseitov formed the first cooperative bank in the USSR, and continues to serve as the Chairman of the Board of the bank. The bank is now known as Bank CenterCredit. Since 1995, Mr. Baiseitov has also served as the Chairman of the Board of Kazakhstan International Bank. In 1989, Mr. Baiseitov was co-founder of the All-Union Association of Commercial Banks. Since 1996, Mr. Baiseitov has also served as a founder and president of The Banks Association of the Republic of Kazakhstan. At the present time Mr. Baiseitov is the chairman of the central audit committee of "Otan" (Native land) party with the social-democratic policy. Since 1999, as board chairman of "El-Daryn" Fund, Mr. Baiseitov has actively supported scientific, technological and social innovations in all spheres of reformation in Kazakhstan society. Mr. Baiseitov obtained his Masters degree from the Moscow Institute for Finance in 1979 and for two more years continued education at Almaty Institute of National Economy, at Credit and Finance department.

         Georges Benarroch. Mr. Benarroch has been a member of the Investment Dealer Association of Canada and has served as the president and chief executive officer of Euro Canadian Securities Limited and its successor company, Credifinance Securities Limited, an institutional investment bank, based in Toronto, a member of the Toronto Stock Exchange and the Montreal Exchange since 1982. Credifinance Securities Limited has been one of the North American pioneers in providing investment banking and equity research coverage of companies in the FSU. Since 1994, Credifinance Securities Limited has acted as agent and/or underwriter, stock exchange sponsor, and introducing broker for a number of companies operating in the FSU and was instrumental in supporting Hurricane Hydrocarbons (now PetroKazakhstan) and Transmeridian Exploration through its early stage of development. Mr. Benarroch is also the president and chief executive officer of Credifinance Capital Inc. based in Toronto, Canada and Credifinance Capital Corp. based in Palm Beach, Florida, both companies specialized in proprietary trading, private equity funding and venture capital. Since 1994, he has also served as president and chief executive officer of InterUnion Financial Corporation, a "business bank", which in 1996 created InterUnion Asset Management, a Canadian money management firm with over $1.5 billion under management prior to being sold in 2001. Mr. Benarroch graduated from the Faculte de Droit in Toulouse (France), with a B.Sc. degree from the Universite de Montreal (Canada) in 1970. He received a M.Sc. International Relations and Economic Development from both the Faculte de Droit de Nice (France) and the Institut des Hautes Etudes Internationales, in 1972 and 1972 respectively. Mr. Benarroch completed a Doctorat de Droit (III cycle) at the Universite de Paris (France) in 1974.

         Dr. Anuar Kulmagambetov. Since 1998, Dr. Kulmagambetov has served as an assistant to the chairman of the board at Bank CenterCredit, the fourth largest bank in Kazakhstan. Dr. Kulmagambetov also currently holds the position of board chairman of the Oil and Gas E&P Company "Bowels", which is licensed by government of the Republic of Kazakhstan for oil and gas exploration and production of up to 22,500 km2 of prospective territories. In 1998 Dr. Kulmagambetov moved to Almaty, Kazakhstan as a lecturer at the International

Business Academy, where he continues to teach courses in different disciplines, such as "Corporate Finance", "International Finances", "Mathematics for Finances", "Anti-crisis management", etc. In 1969 after graduating with summa cum laude from a special high school for physics and mathematics Dr. Kulmagambetov continued his education at the Polytechnic Institute in Karaganda, Kazakhstan (specialized in automated informational systems). For his success in education he has been awarded a highest honorable grant (grant named after Lenin) and graduated from the institute in 1974 with diploma with honor. From 1975 to 1978 Dr. Kulmagambetov continued his scientific research under his doctorate program at the Institute for Mathematics and Mechanics of the Academy of Science of the Republic of Kazakhstan. In 1978 he moved to Moscow to continue his work at the Institute of Control Science. In 1981 his doctorate thesis "Research and development of the parallel data base management methods" was awarded a scientific degree of Ph.D. in automated information systems and management. He has received a number of awards and diplomas for his research work and published more than 50 scientific papers in Russia, Kazakhstan, Holland, Japan and Bulgaria.

         Dr. Mirgali Kunayev. Dr. Kunayev has been a Vice President for Caspian Services Group Limited since 2000. Dr. Kunayev's primary responsibilities include marine oil operations support, construction of infrastructure within the Caspian region and negotiation of service contracts. From 1998 to 2000, Dr. Kunayev was the President of OJSC KazakhstanCaspiShelf. During that time he worked collaboratively on the international project JNOC-Kazakhoil with geophysical companies including, JGI, Schlumberger, Western Geophysical and PGS. From 1995 to 1998, Dr. Kunayev served as President of International Geophysics, Ltd. He was primarily responsible to oversee geological-geophysical operations and exploratory drilling. In January 2002, Dr. Kunayev earned a Ph.D. under the discipline of Geological and Mineralogical Science from the Moscow Geological University in Moscow, Russia.

         Valery Tolkachev. Since 1999, Mr. Tolkachev has served as a Deputy Director of the Corporate Clients Department for Aton Investment Company in Moscow, Russia. From 1991 to 1999, Mr. Tolkachev served in various positions including, broker, analyst, manager and V.P. of Equities Department at MDM Bank, IncomBank, IncomCapital, Tveruniversalbank and TIRAbrok Company. Mr. Tolkachev graduated with Honors from the High Military School in Kiev, USSR in 1989. He is currently attending the Academy of National Economy, Moscow Law faculty.

         Gary Lerner. Mr. Lerner is a principal in the law firm of Lerner & Kaplan, PLLC, a law firm he co-founded in 2001. From 1998 to 2000, Mr. Lerner practiced law as a sole practitioner. Mr. Lerner received a B.S. degree from Polytechnic University of New York in electrical engineering and computer science in 1984. He earned a Masters degree in computer engineering from Syracuse University in New York in 1987. Mr. Lerner earned a Jurist Doctorate degree from New York Law School in 1998.

Family Relationships

         There are no family relationships among our directors and/or executive officers.

Involvement in Certain Legal Proceedings

         During the past five years none of our executive officers, directors, promoters or control persons has been involved in any of the following events that could be material to an evaluation of his ability or integrity, including:

         (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

         (2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

         (3) Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

         4) Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

         Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in our securities on Forms 3, 4, and 5. Form 3 is an initial statement of ownership of securities, Form 4 is to report changes in beneficial ownership and Form 5 is an annual statement of changes in beneficial ownership.

         Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us during its most recent fiscal year, it appears that Valery Tolkachev inadvertently failed to timely file a Form 3 at the time he was appointed to the board of directors.

  Code of Ethics

         We have adopted a Code of Ethics that applies to our principal executive, financial and accounting officers and persons performing similar duties. The Code is designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure and compliance with applicable governmental laws, rules and regulations. It is also designed to encourage prompt internal reporting of violations of the Code to an appropriate person and provides for accountability for adherence to the Code. A copy of our Code of Ethics has been posted on our website and may be viewed at www.bmbmunai.com, and is also attached as an exhibit to this Annual Report. A copy of the Code of Ethics will be provided to any person without charge upon written request to our Secretary at our U.S. offices, 500 Fifth Avenue, Suite 4810, New York, New York, 10110.

Item 10. Executive Compensation.

         The following chart sets forth the compensation paid to each of our Executive Officers and Directors during the last three fiscal years:

                                                  SUMMARY COMPENSATION TABLE

                                                                                   Long Term Compensation
                                                                       -----------------------------------------------
                                         Annual Compensation            Awards         Payouts
                                 -----------------------------------   ----------- ------------------
                                                                       Restricted
Name and Principal                           Bonus     Other Annual    Stock       Options/    LTIP      All Other
Position                  Year    Salary       $       Compensation    Awards      SARs        Payout    Compensation
--------                  ----    ------     -----     ------------    ----------  --------    ------    ------------
Boris Cherdabayev         2004   $10,000   $105,000        $-0-         $-0-       $-0-        $-0-          $-0-
Co-CEO, Chairman
of the Board

Alexandre Agaian          2004   168,463      -0-           -0-          -0-        -0-         -0-           -0-
President, CEO, Director

Anuar Kulmagambetov       2004    10,000    105,000         -0-          -0-        -0-         -0-           -0-
CFO

Georges Benarroch         2004     -0-        -0-           -0-          -0-        -0-         -0-           -0-
Former President,
Former CEO, Director*
---------------------

* Mr. Benarroch was the president and chief executive officer of InterUnion during the period when InterUnion was conducting no active operations prior to its merger with BMB Holding. Mr. Benarroch resigned as president and chief executive officer of the Company at the time of the merger.

Compensation of Directors

         Section 14 of ARTICLE III of our By-Laws provides that directors do not receive any stated salary for their services as directors. However, by board resolution, a fixed fee and expenses of attendance may be allowed for each meeting. These limitations do not affect compensation for a person serving as an officer or otherwise for the Company and receiving compensation therefore.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

         We currently have no employment contracts with any of our named executive officers. In the past three years no executive officer has received any amounts in connection with his resignation, retirement, or other termination. No executive officer received any amounts in the last three years in connection with a change in control of the Company of a change in the executive officer's responsibilities after a change in control.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The term "beneficial owner" refers to both the power of investment and the right to buy and sell our shares. It also refers to rights of ownership or the right to receive distributions from the Company and proceeds from the sale of Company shares. Since these rights may be held or shared by more than one person, each person who has a beneficial ownership interest in shares is deemed to be the beneficial owners of the same shares because there is shared power of investment or shared rights of ownership.

         The following table sets forth as of June 3, 2004, the name and the number of shares of our common stock, par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 20,429,422 outstanding shares of our common stock, and the name and shareholdings of each director and of all officers and directors as group.

Type of                                       Amount & Nature of          % of
Security Name and Address                   Beneficial Ownership         Class

Common   Alexandre Agaian                          485,714                2.4%
         500 Fifth Avenue, Suite 4810
         New York, New York 10110

Common   Bakhytbek Baiseitov                     1,714,286*               8.4%
         20A Kazibek Bi Street
         Almaty 480100
         Republic of Kazakhstan

Common   Georges Benarroch                          -0-                  -0-%
         41A Avenue Road,
         Toronto, Ontario M5R 2G3, Canada


Common   BMB Munai LLC                           7,657,143*              37.5%
         69A Kabanbai Batyr Street
         Almaty, Kazakhstan

Common   Boris Cherdabayev                       3,142,857*              15.4%
         20A Kazibek Bi Street
         Almaty 480100
         Republic of Kazakhstan

Common   Anuar Kulmagambetov                       285,714                1.4%
         20A Kazibek Bi Street
         Almaty 480100
         Republic of Kazakhstan

Common   Mirgali Kunayev                         1,428,571*               7.0%
         63 Dostyk Avenue, Second Floor
         Almaty 480100
         Republic of Kazakhstan

Common   NAM Holdings Limited                    1,472,500                7.2%
         Julia House
         3 Themistocles Dervis Street
         Nicosia, Cyprus

Common   Gary Lerner                                -0-                  -0-%
         4121 18TH Avenue
         Brooklyn, N.Y.  11218

Common   Valery Tolkachev                           -0-                  -0-%
         27/6 Pokrovka St.
         Moscow, Russia
--------------------------------------------------------------------------------
All officers and directors                      14,714,285               72%
as a group (8 persons)
--------------------------------------------------------------------------------

                  TOTAL                         16,186,785               79.2%
--------------------------------------------------------------------------------


         *BMB Munai, LLC., is a Kazakhstan limited company, in which Mr. Baiseitov holds a 33.34% interest and Messers. Cherdabayev and Kunayev each hold 33.33% interests. Therefore, Messers. Baiseitov, Cherdabayev and Kunayev may be deemed to be the beneficial owners of our shares that are held by BMB Munai, LLC.


         Messers. Agaian, Cherdabayev, Kulmagambetov and Lerner are officers of the Company. Messers. Agaian, Baiseitov, Benarroch, Cherdabayev, Kunayev and Tolkachev are directors of the Company.

Change in Control

         To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.

         On May 2, 2003, we obtained a short-term loan in the amount of $2,000,000 from certain of our shareholders, including our officers and directors, to finance the acquisition of a 70% interest in Emir Oil. On November 26, 2003, this debt was converted to 571,429 shares of our common stock.

         On September 15, 2003, we obtained a short-term loan from Caspian Services Group, Limited, a shareholder, and a related party through common directors. The loan was in the amount of $500,000 and was for a period of six months, bearing interest at 16.5% per annum. The loan was full repaid on November 26, 2003.

Item 13. Exhibits and Reports on Form 8-K.

         (a) Reports on Form 8-K.

         On February 17, 2004, the Company filed a Current Report on Form 8-K, as amended, disclosing a change in the Company's certifying accountant. The Current Report disclosed that on February 11, 2004, the Company dismissed Mintz & Partners LLP, Chartered Accountants, as the Company's independent auditors. The Current Report further disclosed that on February 11, 2004, the Company engaged BDO Kazakhstanaudit to serve as its independent auditors.

         Subsequent to quarter end, on May 25, 2004, the Company filed a Current Report on Form 8-K disclosing that it had agreed to acquire the 30% minority interest in Emir Oil, LLP, a Kazakhstan limited liability partnership, from the minority interest holder. With the acquisition of the 30% minority interest, Emir Oil is now a wholly owned subsidiary of the Company. The Company acquired the minority interest in exchange for 3,500,000 restricted shares of Company common stock.

         (b) Exhibits. The following exhibits are included as part of this report:

         Exhibit 14.1   Code of Ethics

         Exhibit 21.1   Subsidiaries

         Exhibit 31.1   Certification of Principal Executive Officer Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 31.2   Certification of Principal Executive Officer Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002


         Exhibit 31.3   Certification of Principal Financial Officer Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.1   Certification of Principal Executive Officer Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.2   Certification of Principal Executive Officer Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.3   Certification of Principal Financial Officer Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

         BDO Kazakhstanaudit served as our independent registered public accounting firm for the year ended March 31, 2004, and is expected to serve in that capacity for the current year. Mintz & Partners LLP, Chartered Accountants served as our independent registered public accounting firm for the year ended March 31, 2003. Principal accounting fees for professional services rendered for us by BDO Kazakhstanaudit for the year ended March 31, 2004, is summarized as follows:

                                               2004
         -----------------------------------------------------------------------
           Audit                             $126,314
           Audit related                        -
           Tax                                  -
           All other                            -
         -----------------------------------------------------------------------
           Total                            $126,314
         =======================================================================

                  Principal accounting fees for professional services rendered for us by Mintz & Partners LLP, Chartered Accountants for the years ended March 31, 2004 and March 31, 2003, is summarized as follows:

                                               2004                 2003
         -----------------------------------------------------------------------
           Audit                             $3,691               $23,288
           Audit related                       -                     -
           Tax                                 -                     -
           All other                           -                     -
         -----------------------------------------------------------------------
           Total                             $3,691               $23,288
         =======================================================================

         Audit Fees. Audit fees were for professional services rendered in connection with the Company's annual financial statement audits and quarterly reviews of financial statements for filing with the Securities and Exchange Commission.

         Board of Directors Pre-Approval Policies and Procedures. At its regularly scheduled and special meetings, the Board of Directors, in lieu of an established audit committee, considers and pre-approves any audit and non-audit services to be performed by the Company's independent accountants. The Board of Directors has the authority to grant pre-approvals of non-audit services.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.

                                       BMB MUNAI, INC.


Date: June 28, 2004                    /s/ Alexandre Agaian
                                      ------------------------------------------
                                      Alexandre Agaian, Chief Executive Officer,
                                      President and Director


Date: June 28, 2004                    /s/ Boris Cherdabayev
                                      ------------------------------------------
                                      Boris Cherdabayev, Co-Chief Executive
                                      Officer and Director


Date: June 28, 2004                    /s/ Anuar Kulmagambetov
                                      ------------------------------------------
                                      Anuar Kulmagambetov, Chief Financial
                                      Officer


Date: June 28, 2004                    /s/ Bakhytbek Baiseitov
                                      ------------------------------------------
                                      Bakhytbek Baiseitov, Director


Date: June 28, 2004                    /s/ Mirgali Kunayev
                                      ------------------------------------------
                                      Mirgali Kunayev, Director

BMB MUNAI, INC.
(A Development Stage Entity)
CONSOLIDATED FINANCIAL STATEMENTS

For the period since inception on May 6, 2003 till March 31, 2004


Table of Contents........................................................F-1

Report of Independent Registered Public Accounting Firm..................F-2

Consolidated Financial Statements

Consolidated Balance Sheet ..............................................F-3
Consolidated Statement of Loss...........................................F-4
Consolidated Statement of Shareholders' Equity...........................F-5
Consolidated Statement of Cash Flows.....................................F-6
Notes to Consolidated Financial Statements...............................F-7

             Report of Independent Registered Public Accounting Firm



The Board of Directors
BMB Munai, Inc.

We have audited the accompanying consolidated balance sheet of BMB Munai, Inc. (a company in the development stage) as of March 31, 2004, and the related consolidated statement of loss, shareholders' equity, and cash flows for the period from inception (May 6, 2003) through March 31, 2004. These financial statements are responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BMB Munai, Inc. at March 31, 2004, and the consolidated results of its operations and its cash flows for the period from inception (May 6, 2003) through March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, BMB Munai, Inc. will require substantial additional funding, and must obtain a commercial production contract with the Government of Kazakhstan to fully develop their business. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              BDO Kazakhstanaudit, LLP

June 18, 2004
Almaty, Kazakhstan

                                                 BMB MUNAI, INC.
                                          (A Development Stage Entity)
                                           CONSOLIDATED BALANCE SHEET


                                ASSETS                                                            March 31, 2004
CURRENT ASSETS
            CASH AND CASH EQUIVALENTS                                                           $       2,126,355
            MARKETABLE SECURITIES                                                                       2,879,136
            INVENTORIES                                                                                   183,884
            PREPAID ASSETS                                                                                522,148
                                                                                                -----------------
TOTAL CURRENT ASSETS                                                                                    5,711,523
                                                                                                -----------------

LONG TERM ASSETS
            FIXED ASSETS LESS ACCUM DEPRECIATION                                                          259,653
            OIL AND GAS PROPERTIES, FULL COST METHOD, LESS ACCUM DEPRECIATION                          12,489,931
            INTANGIBLE ASSETS                                                                               5,411
            RESTRICTED CASH                                                                                20,000
            DEPOSITS                                                                                       21,172
                                                                                                -----------------
TOTAL LONG TERM ASSETS                                                                                 12,796,167
                                                                                                -----------------
TOTAL ASSETS                                                                                    $      18,507,690
                                                                                                =================

                                LIABILITIES

CURRENT LIABILITIES
            ACCOUNTS PAYABLE                                                                    $         332,487
            DUE TO RESERVOIR CONSULTANTS                                                                  278,000
            OTHER S/T LIABILITIES                                                                          56,232
                                                                                                -----------------
TOTAL CURRENT LIABILITIES                                                                                 666,719
                                                                                                -----------------
LONG-TERM LIABILITIES
            DUE TO RESERVOIR CONSULTANTS                                                                  222,000
            DUE TO THE GOVERNMENT OF KAZAKHSTAN                                                         5,994,745
            LIQUIDATION FUND                                                                               20,000
                                                                                                -----------------
TOTAL LONG TERM LIABILITIES                                                                             6,236,745
                                                                                                -----------------

TOTAL LIABILITIES                                                                                       6,903,464

MINORITY INTEREST                                                                                          81,984

COMMITMENTS AND CONTINGENCIES

                                SHAREHOLDERS' EQUITY

CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL
       Class A Preferred Stock, $0.10 par value
            Authorized - 1,500,000 shares
            Issued and outstanding - None                                                                       -
       Class B Preferred Stock, $0.10 par value
            Authorized - 1,000 shares
            Issued and outstanding - None                                                                       -
       Class C Preferred Stock, $0.10 par value
            Authorized - 1,000 shares
            Issued and outstanding - None                                                                       -
       Common Stock, $0.001 par value
            Authorized - 50,000,000 shares
            Issued and outstanding - 20429422                                                              20,429
ADDITIONAL PAID IN CAPITAL                                                                             12,115,595
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                                         (613,782)
                                                                                                -----------------
SHAREHOLDER'S EQUITY                                                                                   11,522,242
                                                                                                -----------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                        $      18,507,690
                                                                                                =================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                      F-3

                                                 BMB MUNAI, INC.
                                          (A Development Stage Entity)
                                         CONSOLIDATED STATEMENT OF LOSS

                                                                                    Period from inception (May 6, 2003)
                                                                                             through March 31, 2004
REVENUES                                                                                        $               -
                                                                                                -----------------

EXPENSES
      OPERATING COSTS
           GENERAL AND ADMINISTRATIVE                                                                    (781,757)
           AMORTIZATION AND DEPRECIATION                                                                   (4,758)
                                                                                                -----------------
      TOTAL EXPENSES                                                                                     (786,515)
LOSS FROM OPERATIONS                                                                                     (786,515)

OTHER INCOME
      REALIZED GAINS ON MARKETABLE SECURITIES                                                              19,368
      UNREALIZED GAIN ON MARKETABLE SECURITIES                                                            248,407
      INTEREST INCOME/EXPENSE (NET)                                                                       (84,007)
      EXCHANGE GAIN                                                                                        70,949
                                                                                                -----------------
TOTAL OTHER INCOME, NET                                                                                   254,717
                                                                                                -----------------
NET LOSS BEFORE MINORITY INTEREST                                                                        (531,798)
                                                                                                -----------------
MINORITY INTEREST                                                                                         (81,984)
                                                                                                -----------------
NET LOSS                                                                                                 (613,782)
                                                                                                =================

WEIGHED AVERAGE COMMON SHARES OUTSTANDING                                                       $      15,596,214
LOSS PER COMMON SHARE BASIC AND DILUTED                                                         $          (0.039)



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                      F-4

                                                        BMB MUNAI, INC.
                                                  (A Development Stage Entity)
                                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   Period from inception (May 6, 2003) through March 31, 2004

                                                           Common stock              Additional
                                                   --------------------------         Paid-in         Accumulated
                                                       shares        amount           Capital           Deficit        Total
                                                 ================================================================================
Balance at May 6, 2003                                  491,655     $    492       $       (492)      $        -    $          -

Stock dividend                                           50,000           50                (50)               -               -
                                                                                                                               -
Common stock issued during the merger                14,285,844       14,286            (14,286)               -               -

Conversion of Debt to common stock                      571,428          571          1,999,429                -       2,000,000

Common stock issued in private placement              4,830,494        4,830          9,931,194                -       9,936,024

Options execised                                        200,000          200            199,800                -         200,000

Net loss                                                      -            -                  -         (613,782)       (613,782)
                                                 --------------------------------------------------------------------------------
Balance at March 31, 2004                            20,429,421     $ 20,429       $ 12,115,595       $ (613,782)   $ 11,522,242
                                                 ================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                      F-5

                                                  BMB MUNAI, INC.
                                          (A Development Stage Entity)
                                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              Period from inception (May 6,
                                                                                              2003) through March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                                           $     (613,782)
Adjustments to reconcile net loss to net cash used in operating activities
Non cash operating expenses (income)
        Depreciation expenses                                                                               4,758
        Minority Interest in Operations of Subsidiary                                                      81,984
Change in operating assets and liabilities
        Increase Marketable Securities                                                                 (2,879,136)
        Increase Inventories                                                                             (183,884)
        Increase Prepaid Assets                                                                          (522,148)
        Increase Account Payable and accrued liabilities                                                  666,719
        Restricted cash                                                                                   (20,000)
        Rent Deposit                                                                                      (21,172)
                                                                                                   --------------

Net cash used in operating activities                                                                  (3,486,661)

CASH FLOWS FROM INVESTING ACTIVITIES

        Acquisition of fixed assets                                                                      (264,411)
        Acquisition of intangible assets                                                                   (5,411)
        Purchase of Oil and Gas Properties                                                             (6,253,186)
                                                                                                   --------------

Net cash used in investing activities                                                                  (6,523,008)

CASH FLOWS FROM FINANCING ACTIVITIES

          Proceeds from Sale of Common Stock                                                            9,936,024
          Proceeds from Short-term Financing                                                              500,000
          Repayment of Short-term Financing                                                              (500,000)
          Proceeds from Issuance of Convertible Debt                                                    2,000,000
          Proceeds from Execise of Common Stock Options                                                   200,000
                                                                                                   --------------
Net cash provided by financing activities                                                              12,136,024
                                                                                                   --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                               2,126,355
Cash and cash equivalents at Beginning of Year                                                                  -
                                                                                                   --------------
Cash and cash equivalents at End of Year                                                           $    2,126,355
                                                                                                   ==============


            NON CASH TRANSACIONS
            Obligations to the Government of Kazakhstan for Contributed Oil and Gas Properties     $    5,994,745
            Conversion of Debt into Common Stock                                                   $    2,000,000



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                      F-6

BMB MUNAI, INC.
(A Development Stage Entity)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE A - ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

During the period ending March 31, 2004, InterUnion Financial Corporation, now named BMB Munai, Inc. (the "Company"), completed a reverse merger with BMB Holding, Inc ("BMB"), a Delaware corporation. As a result of the merger, the shareholders of BMB have obtained control of the Company. BMB was treated as the acquiror for accounting purposes. A new board of directors was elected that is comprised primarily of the former directors of BMB Holding, Inc. The primary asset that was held by BMB Holding, Inc. and as a result of the merger is now owned by the Company is a seventy percent (70%) interest in Emir Oil LLP ("Emir Oil" or "Emir"). The primary assets of Emir Oil are a License and Contract. Emir Oil is a Limited Liability Partnership formed under the laws of the Republic of Kazakhstan for the sole purpose of acquiring the oil and gas exploration license AI No. 1552 (the "License") and Contract No. 482 for Exploration of Hydrocarbons in Aksaz-Dolinnoe-Emir oil fields, located in blocks XXXVI-10-C (Partially), F (Partially) XXXVI-11-A (Partially), D n (Partially) (the "Contract"), in the Republic of Kazakhstan.

In connection with the merger, the shareholders of BMB Holding, Inc. transferred all of their 1,000 shares (being all of the issued and outstanding shares) of BMB Holding, Inc. to the Company. As result, the former shareholders of BMB Holding, Inc. collectively control the Company. Immediately following the merger, the Company had an aggregate of 15,398,798 common shares issued and outstanding, including the 14,857,143 common shares issued pursuant to the merger.

Pursuant to the merger, the Company has changed its name from InterUnion Financial Corporation to BMB Munai, Inc. The Company has also conducted a reverse-split of its common shares on the basis of one new share for ten old shares (1:10). Accordingly, all per share numbers contained in these financial statements have been changed to give effect for this split.

Further, the Company has effected a reduction in its authorized capital from 500,000,000 common shares to 50,000,000 common shares. The Company is authorized to issue preferred shares designated as Class "A," Class "B," and Class "C" preferred shares, of which no such shares have been issued by the Company.

Two of the shareholders of BMB Holding, Inc. were also creditors of BMB Holding, Inc. In partial consideration for the shares of the Company issued pursuant to the merger, the Company repaid those debts and the creditors have released both the Company and BMB Holding, Inc. from obligation to pay the respective debts.

On March 1, 2004, the Company opened its Representative office in the Republic of Kazakhstan.

The Company has minimal operations to date and is considered to be in the development stage.

BASIS OF CONSOLIDATION

The Company's financial statements present the consolidated results of BMB Munai, Inc., and Emir Oil LLP, its 70% owned subsidiary (hereinafter collectively referred to as the "Company"). All significant inter-company account balances and transactions have been eliminated.

Emir Oil has a fiscal year ending December 31, which is different from Company's fiscal year end. All transactions of Emir Oil from the date of its purchase by BMB (June 7, 2003) through March 31, 2004 are reflected in the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

CASH EQUIVALENTS

The Company considers all demand deposits and money market accounts purchased with an original maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

Marketable securities consist of short term repurchase agreements for securities issued by Kazakhstan banks and Kazakhstan financial institutions. The Company records these marketable securities as trading securities and any change in the fair market value is recorded in earnings. The fair market value of marketable securities as of March 31, 2004 was $2,879,136.

RESTRICTED CASH

Restricted Cash reflected in the long-term assets consists of $20,000 deposited in a Kazakhstan bank and is restricted to meet possible environmental obligations according to the regulations of Kazakhstan (see Note F).

INVENTORY

Inventory represents equipment for development activities, tangible drilling materials required for drilling operations, spare parts, diesel fuel, and various materials for use in oil field operations. Inventory is valued using the weighted average method and is recorded at the lower of cost or net realizable value.

LICENSES AND CONTRACTS

Emir Oil is the operator of the Aksaz, Dolinnoe and Emir oil and gas fields in Western Kazakhstan (ADE Block, ADE Fields). The Government of the Republic of Kazakhstan (the "Government") initially issued the license to Zhanaozen Repair and Mechanical Plant on April 30, 1999. On September 23, 2002, the license was assigned to Emir Oil. On June 9, 2000, the contract for exploration of the Aksaz, Dolinnoe and Emir oil and gas fields was entered into between the Agency of the Republic of Kazakhstan on Investments and the Zhanaozen Repair and Mechanical Plant. On September 23, 2002, the contract was assigned to Emir Oil. The Company is in a process of obtaining a commercial production contract with the Government of Kazakhstan. The Company is legally entitled to receive this commercial production contract and has an exclusive right to negotiate this contract and the Government of Kazakhstan is obligated to conduct these negotiations under the Law of Petroleum in Kazakhstan. If no terms can be negotiated, the Company has a right to produce and sell oil, including export oil, under the Law of Petroleum for the term of its existing contract through the end of 2006.

OIL AND GAS PROPERTIES

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

Given the volatility of oil and gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil and gas reserves could change. If oil and gas prices decline, even if only for a short period of time, it is possible that impairments of oil and gas properties could occur. In addition, it is reasonably possible that impairments could occur if costs are incurred in excess of any increases in the cost ceiling, revisions to proved oil and gas reserves occur, or if properties are sold for proceeds less than the discounted present value of the related proved oil and gas reserves.

All geological and geophysical studies, with respect to the ADE Block have been capitalized as part of the oil and gas properties.

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

Long-term assets include fixed assets. Fixed assets are valued at the historical cost less accumulated depreciation. Historical cost includes all direct costs associated with the acquisition of the fixed assets.

Depreciation and amortization of producing properties shall be computed using the unit-of-production method based on estimated proved recoverable reserves. Depreciation of other depreciable assets shall be calculated using the straight line method based upon estimated useful life ranging from two to ten years. Maintenance and repairs shall be charged to expenses as incurred. Renewals and betterments shall be capitalized.

Amortization of intangible assets shall be calculated using straight line method upon estimated useful life ranging from 3 to 4 years.

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

REVENUE RECOGNITION

Revenue from the sale of oil and gas shall be recorded using the accrual method of accounting. As of March 31, 2004 the Company has had no production sales, including test production sales.

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

INCOME TAXES

The Company accounts for income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the liability method, the effect on previously recorded deferred tax assets and liabilities resulting from a change in tax rates is recognized in earnings in the period in which the change is enacted.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 143, Accounting for Asset Retirement Obligations. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have an effect on the Company's consolidated financial statements because the liability for plugging and abandoning wells is borne by the Republic of Kazakhstan (see Note F).

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

On April 30, 2003 -- The FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively only. The adoption of this pronouncement had no effect on the Consolidated Financial Statements of the Company.

On May 15, 2003 -- The Financial Accounting Standards Board (FASB) issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It also establishes standards for how an issuer classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective for us as of July 1, 2003. The adoption of the applicable provisions of this statement as of the indicated dates has had no effect on the Company's financial statements.

NOTE B - GOING CONCERN

The Company's consolidated financial statements have been presented on the basis that the Company continues as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has completed a merger with BMB Holding, Inc. and has commenced the financing of the 70% owned subsidiary of the Company - Emir Oil LLP ("Emir Oil"), and exploration of the properties that are licensed to Emir Oil. Prior to the merger, the Company has discontinued all its previous businesses. The new management of the Company is in the process of building the oil and gas business, which is intended to generate revenue to sustain the operations of the Company. To fully develop the geographical area covered by the oil exploration license held by Emir, the Company needs substantial additional funding. Concurrently, prior to commencing oil production, the Company must also obtain a commercial production contract with the Government of Kazakhstan. The Company is legally entitled to receive this commercial production contract and has an exclusive right to negotiate this contract and the Government of Kazakhstan is obligated to conduct these negotiations under the law of petroleum in Kazakhstan. If no terms can be negotiated, the Company has a right to produce and sell oil, including export oil, under the law of petroleum for the term of its existing contract through June 9, 2007. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

NOTE C - ACQUISITION

On June 7, 2003, BMB acquired a 70% equity interest in Emir Oil. The results of Emir's operations have been included in the consolidated financial statements since that date. Emir had no operations prior to its acquisition by BMB. Emir holds oil and gas exploration license for ADE Block. The aggregate purchase price was $1,300,000. The entire purchase price has been allocated to Emir's oil and gas licenses in the accompanying consolidated balance sheet. BMB is in the process of obtaining third party valuations of the oil and gas licenses; thus, the allocation of the purchase price is subject to refinement. The Company, based on its holding of Emir Oil, is required to fund the exploration efforts of Emir Oil. (See Note G.) The Company anticipates the cost of exploration to be approximately $20,000,000, which the Company will seek to fund through additional equity financing and the sale of oil produced during well testing.

NOTE D - FOREIGN ASSETS AND ECONOMIC CONCENTRATION

Marketable securities of $2,879,136 are held in short term repurchase agreements for securities issued by Kazakhstan banks and Kazakhstan financial institutions. Cash and Cash Equivalents include deposits in Kazakhstan banks in the amount $1,067. Restricted Cash reflected in the long-term assets consists of $20,000 deposited in a Kazakhstan bank and restricted to meet possible environmental obligations according to the regulations of Kazakhstan. The deposits in the banks of Kazakhstan and the securities are subject to country risk of the Republic of Kazakhstan. Furthermore, the primary asset of the Company is Emir Oil; an entity formed under the laws of the Republic Kazakhstan is also subject to country risk in the Republic of Kazakhstan.


NOTE E - FIXED ASSETS

Summary of the fixed assets net of accumulated depreciation is provided below:

                   Field facilities                               $  62,583
                   Field equipment                                  114,650
                   Field vehicles                                    46,450
                   Office equipment and furniture                    40,728
           ---------------------------------------------------------------------
                   Total                                            264,441
                   Accumulated Depreciation                           4,758
           ---------------------------------------------------------------------
                   Net                                            $ 259,653
                                                                  =========


NOTE F - LIABILITIES

Long Term Liabilities include:

1. Due to the Government of Kazakhstan represents historical investments by the Government in the properties currently held under exploration license and contract by Emir Oil. When Emir Oil obtains a commercial production license for the oil fields that it currently holds exploration license to, as a condition to receipt of the commercial production license and contract for hydrocarbons by Emir, Emir Oil would negotiate a repayment schedule for the debt with the Government of the Republic of Kazakhstan. Should Emir Oil not proceed with acquisition of a production contract and license for any property, that property would revert to the Government in settlement of Emir's obligations to the Government.

2. The amount of $222,000 due to reservoir consultants represents a part of $700,000 contract with PGS Reservoir Consultants payable during 2006. The Company has paid to PGS $200,000 during 2004 and will pay $278,000 in 2005.

3. Liquidation Fund. Under the laws of the Republic of Kazakhstan, the Company is obligated to set aside funds for required environmental remediation. Accordingly, during the period covered in these financial statements, the Company contributed $20,000 to the Liquidation Fund.

NOTE G - COMMITMENTS AND CONTINGENCIES

Under the terms of the five-year exploration contract, Emir Oil is required to spend a total of $21.5 million in exploration and development activities on the ADE Block. To retain its rights under the exploration contract, the Company must spend a minimum of $7 million in 2004 and $9.3 million in 2005. The failure to make these minimum capital expenditures could result in the loss of the exploration contract.

A lawsuit was filed in Florida naming the Company as one of the defendants. The claim alleges that the Plaintiff should have received compensation and or a percentage of stock of the Company as a result of the merger between the Company and BMB Holding, Inc. The Company is confident that the matter shall be resolved in the Company's favor. The Company has retained legal counsel to protect its interests. In the opinion of the Company's management and legal counsel, the resolution of this lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows

NOTE H - CAPITAL STOCK, ADDITIONAL PAID-IN-CAPITAL AND FINANCING

The following table sets forth the computation of basic and diluted loss per share:

                                                           Period from inception
                                                           (May 6, 2003) through
                                                               March 31, 2004
Numerator:
Net loss and numerator for basic and
  diluted loss per share                                        $    (613,782)
                                                               =================

Denominator:
Denominator for basic and diluted loss
  per share, weighted average shares                               15,596,214
                                                               =================

The effect of the stock warrants and stock options is anti-dilutive.

During the year ended March 31, 2004, the Company completed a reverse merger with BMB Holding, Inc. Additionally the Company:

        a. Completed a private placement for the total amount of $11,113,562 (less expenses and brokerage commissions of $1,177,688).
        b. Converted a $2 million debt to the shareholders of BMB Holding, Inc. into equity. c. Issued 200,000 shares of stock upon exercise of stock option worth $200,000. d. Completed a 10 for 1 reverse stock split.

The Financing

As a condition of the merger, the Company was obligated to secure equity financing of at least $3,000,000. Pursuant to an Agency Agreement between the Company and the Agent, the Company has issued an aggregate of 4,430,494 common shares of the Company via private placement. The offering has been made to accredited investors under Regulation D in the United States and Regulation S for non U.S. Persons subject to a 12-month hold.

The shares were issued in two transactions, each of which closed on November 26, 2003. The first private placement consisted of an aggregate of 2,750,494 common shares at US $2.15 per share. The second private placement consisted of an aggregate of 1,680,000 shares at US $2.50 per share. The agent received a commission equal to 8.5% of the gross proceeds received by the issuer other than for shares issued to US Persons. In addition, the agent received warrants equal to 10% of the number of shares sold on behalf of the Company. Further, on November 19, 2003, the Company entered into two (2) stock option agreements with the agent. Pursuant the first option agreement, the agent may purchase up to two hundred thousand (200,000) common shares of the Company at an exercise price of $1.00 per shares for a period of five (5) years from the date of the merger. The second option agreement allows the Agent to purchase up to one hundred forty two thousand eight hundred fifty seven (142,857) common shares of the Company at an exercise price of $3.50 per share for a period of five (5) years from the date of the merger. The agent also received a fee of $150,000 for advisory services rendered to the Company in connection with the merger.

Options exercised

On December 15, 2003 the Agent exercised its first option for 200,000 shares at the exercise price of $1.00. No other options were exercised in reported period.

NOTE I - RELATED PARTY TRANSACTIONS

On May 2, 2003 BMB Holding, Inc. obtained a short-term financing from its shareholders in the amount of $2,000,000. Effective as of November 26, 2003, the debt was converted into 571,429 shares of the Company's common stock.

On September 15, 2003 BMB Holding, Inc. obtained a short-term financing for covering expenses related to the reverse merger and private placement from one of its shareholders, Caspian Services Group, Ltd. The loan in the amount of $500,000 for 6 months with the annual interest of 16.5% has been repaid in full on November 26, 2003 from the proceeds of the private placement.