Form 10QSB
period 2004-06-30
BMB MUNAI INC
filed 2004-08-13
CIK 924805

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
June 30, 2004                                                          000-28638

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

                 20A Kazibek Bi Street, Almaty, 480100Kazakhstan
                -------------------------------------------------
                    (Address of principal executive offices)

                              +7 (3272) 58-85-17/47
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: common stock, par value $0.001; 27,863,762 shares outstanding as of August 11, 2004.

Transitional small business disclosure format (check one)  Yes [ ]  No [X]

                                 BMB MUNAI, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I-- FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2004
           and March 31, 2004 .............................................   3

         Unaudited Consolidated Statements of Loss Three Months
           Ended June 30, 2004, and the period from inception
           (May 6, 2003) to June 30, 2004..................................   4

         Unaudited Consolidated Statements of Cash Flows for the
           Three Months Ended June 30, 2004 and the period from
           inception (May 6, 2003) to June 30, 2004........................   5

         Notes to Unaudited Consolidated Financial Statements..............   6

     Item 2.  Managements Discussion and Analysis or Plan of Operation.....  13

     Item 3.  Controls and Procedures......................................  19

PART II-- OTHER INFORMATION

     Item 1.  Legal Proceedings............................................  20

     Item 2.  Changes in Securities........................................  20

     Item 5.  Other Information............................................  21

     Item 6.  Exhibits and Reports on Form 8-K.............................  21

     Signatures............................................................  22

                                         PART I - FINANCIAL INFORMATION

                                          Item 1 - Financial Statements



                                                 BMB MUNAI, INC.
                                          (A Development Stage Entity)
                                           CONSOLIDATED BALANCE SHEETS



                         ASSETS                                                           June 30, 2004  March 31, 2004
                                                                                            (Unaudited)       (Audited)
                                                                                          -------------  --------------
CURRENT ASSETS
         CASH AND CASH EQUIVALENTS                                                        $     304,777   $   2,126,355
         MARKETABLE SECURITIES                                                                  766,473       2,879,136
         INVENTORIES                                                                            592,671         183,884
         PREPAID AND OTHER ASSETS                                                             2,836,275         522,148
                                                                                       ---------------------------------
TOTAL CURRENT ASSETS                                                                          4,500,196       5,711,523
                                                                                       ---------------------------------

LONG TERM ASSETS
         FIXED ASSETS LESS ACCUMULATED DEPRECIATION                                             315,572         259,653
         OIL AND GAS PROPERTIES, FULL COST METHOD, LESS ACCUMULATED DEPRECIATION             13,407,374      12,489,931
         INTANGIBLE ASSETS                                                                        5,012           5,411
         RESTRICTED CASH                                                                         20,000          20,000
         DEPOSITS                                                                                21,172          21,172
                                                                                       ---------------------------------
TOTAL LONG TERM ASSETS                                                                       13,769,130      12,796,167
                                                                                       ---------------------------------
TOTAL ASSETS                                                                               $ 18,269,326    $ 18,507,690
                                                                                       =================================

                         LIABILITIES

CURRENT LIABILITIES
         ACCOUNTS PAYABLE                                                                 $     715,796   $     332,487
         DUE TO RESERVOIR CONSULTANTS                                                           278,000         278,000
         OTHER CURRENT LIABILITIES                                                               76,687          56,232
                                                                                       ---------------------------------
TOTAL CURRENT LIABILITIES                                                                     1,070,483         666,719
                                                                                       ---------------------------------
LONG-TERM LIABILITIES
         DUE TO RESERVOIR CONSULTANTS                                                           222,000         222,000
         DUE TO THE GOVERNMENT OF KAZAKHSTAN                                                  5,994,745       5,994,745
         LIQUIDATION FUND                                                                        20,000          20,000
                                                                                       ---------------------------------
TOTAL LONG TERM LIABILITIES                                                                   6,236,745       6,236,745
                                                                                       ---------------------------------

TOTAL LIABILITIES                                                                             7,307,228       6,903,464

MINORITY INTEREST                                                                                42,212          82,134

COMMITMENTS AND CONTINGENCIES
                         SHAREHOLDERS' EQUITY

CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL
       Class A Preferred Stock, $0.10 par value
         Authorized - 1,500,000 shares
         Issued and outstanding - None                                                                -               -
       Class B Preferred Stock, $0.10 par value
         Authorized - 1,000 shares
         Issued and outstanding - None                                                                -               -
       Class C Preferred Stock, $0.10 par value
         Authorized - 1,000 shares
         Issued and outstanding - None                                                                -               -
       Common Stock, $0.001 par value
         Authorized - 50,000,000 shares
         Issued and outstanding - 20429422                                                       20,429          20,429
ADDITIONAL PAID IN CAPITAL                                                                   12,115,445      12,115,445
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                             (1,215,988)       (613,782)
                                                                                       ---------------------------------
TOTAL SHAREHOLDER'S EQUITY                                                                   10,919,886      11,522,092
                                                                                       ---------------------------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                  $  18,269,326   $  18,507,690
                                                                                       =================================


                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                                                               3

                                                 BMB MUNAI, INC.
                                          (A Development Stage Entity)
                                    UNAUDITED CONSOLIDATED STATEMENTS OF LOSS


                                                                                   Period from inception
                                                           Three month ended       (May 6, 2003) through
                                                               June 30, 2004               June 30, 2004
                                                              -------------------------------------------
REVENUES
           OIL SALES                                           $     118,949               $     118,949
                                                              -------------------------------------------
                                                                                                       -
EXPENSES                                                                                               -
      OPERATING COSTS                                                                                  -
           PRODUCTION COSTS                                          (24,322)                    (24,322)
           GENERAL AND ADMINISTRATIVE                               (559,386)                 (1,341,143)
           AMORTIZATION AND DEPRECIATION                              (9,125)                    (13,883)
                                                              -------------------------------------------
      TOTAL EXPENSES                                                (592,833)                 (1,379,348)
                                                              -------------------------------------------
LOSS FROM OPERATIONS                                                (473,884)                 (1,260,399)
                                                              -------------------------------------------
                                                                                                       -
OTHER INCOME (EXPENSE)                                                                                 -
      REALIZED GAIN ON MARKETABLE SECURITIES                          54,915                      74,283
      UNREALIZED LOSS ON MARKETABLE SECURITIES                      (303,697)                    (55,290)
      INTEREST INCOME (EXPENSE) NET                                    2,884                     (81,123)
     FOREIGN CURRENCY EXCHANGE GAIN                                   77,654                     148,603
                                                              -------------------------------------------

TOTAL OTHER INCOME (EXPENSE)                                        (168,244)                     86,473
                                                              -------------------------------------------

NET LOSS BEFORE MINORITY INTEREST                                   (642,128)                 (1,173,926)
                                                              -------------------------------------------

MINORITY INTEREST                                                     39,922                     (42,062)
                                                              -------------------------------------------
NET LOSS                                                       $    (602,206)              $  (1,215,988)
                                                              ===========================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        20,429,422                  16,571,429
LOSS PER COMMON SHARE, BASIC AND DILUTED                       $       (0.03)              $       (0.07)

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                                                       4

                                       BMB MUNAI, INC.
                                 (A Development Stage Entity)
                         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Period from inception
                                                          Three month ended     (May 6, 2003) through
                                                              June 30, 2004             June 30, 2004
                                                          ------------------   -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                      $    (602,206)           $  (1,215,988)
Adjustment to reconcile net loss to net cash used
 in operating activities
   Non cash operating expenses (income)
        Depreciation expenses                                         9,124                   13,882
        Minority Interest in Operations of Subsidiary               (39,922)                  42,062
   Change in operating assets and liabilities
        Increase in Marketable Securities                         2,112,663                 (766,473)
        Increase in Inventories                                    (408,787)                (592,671)
        Increase in Prepaid and Other Assets                     (2,314,127)              (2,836,275)
        Increase in Account Payable and accrued liabilities         403,764                1,070,483
        Restructed cash                                                   -                  (20,000)
        Rent deposits                                                     -                  (21,172)
                                                          -------------------------------------------
Net cash used in operating activities                              (839,491)              (4,326,152)
                                                          -------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

        Acquisition of fixed assets                                 (64,414)                (328,825)
        Acquisition of intangible assets                               (230)                  (5,641)
        Purchase of Oil and Gas Properties                         (917,443)              (7,170,629)
                                                          -------------------------------------------
Net cash used in investing activities                              (982,087)              (7,505,095)
                                                          -------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

          Proceeds from Sale of Common Stock                              -                9,936,024
          Proceeds from Short-term Financing                              -                  500,000
          Repayment of Short-term financing                               -                 (500,000)
          Proceeds from Issuance of Convertible Debt                      -                2,000,000
          Proceeds from Execise of Common Stock Options                   -                  200,000
                                                          -------------------------------------------
Net cash provided by financing activities                                 -               12,136,024
                                                          -------------------------------------------
                                                                                                   -
NET INCREASE IN CASH AND CASH EQUIVALENTS                        (1,821,578)                 304,777
Cash and Cash Equivalents at Beginning of the Period              2,126,355                        -
                                                          -------------------------------------------
Cash and Cash Equivalents at End of the Period                $     304,777            $     304,777
                                                          ===========================================

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                                                    5

BMB MUNAI, INC.
(A Development Stage Entity)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE A -ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

We incorporated in Delaware on February 7, 1994. Prior to November 26, 2003, the Company existed under the name Inter Union Financial Corporation ("InterUnion").

On November 26, 2003, InterUnion executed an Agreement and Plan of Merger (the "Agreement") with BMB Holding, Inc ("BMB"), a private Delaware corporation, formed for the purpose of acquiring and developing of oil and gas fields in the Republic of Kazakhstan.

The Company has minimal operations to date and is considered to be in the development stage. On May 2004, the company began test production at one well. The Company recorded revenue in the amount of $118,949.

The financial information included herein, except the balance sheet as of March 31, 2004, is unaudited. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q Report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes included in our March 31, 2004 Form 10-K Report

BASIS OF CONSOLIDATION

The Company's financial statements present the consolidated results of BMB Munai, Inc., and Emir Oil LLP, its 70% owned subsidiary (hereinafter collectively referred to as the "Company"). All significant inter-company account balances and transactions have been eliminated.

Emir Oil has a fiscal year ending December 31, which is different from Company's fiscal year end. All transactions of Emir Oil from the April 1, 2004 through June 30, 2004 are reflected in the Unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements.

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

INVENTORY

Inventory represents equipment for development activities, tangible drilling materials required for drilling operations, spare parts, diesel fuel, and various materials for use in oil field operations. Inventory is valued using the weighted average method and is recorded at the lower of cost or net realizable value. Inventory also consists of crude oil of test production in amount of $ 7,082.


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

OIL AND GAS PROPERTIES

While the Company has just recently started the test production at the Dolinnoe-1 well and has no other present production history, in the future it plans to follow the full cost method of accounting for its costs of acquisition, exploration and development of oil and gas properties.

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

RECENT ACCOUNTING PRONOUNCEMENT:

 In March 2004, the FASB issued an exposure draft entitled "Shared-Based Payment, an Amendment of FASB Statement No. 123 and 95." This proposed statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. As proposed, this statement would be effective for the Company on January 1, 2005. The Company is currently unable to determine what effect this statement will have on the Company's financial position or results of operations.


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

NOTE C - ACQUISITION

On June 7, 2003, BMB acquired a 70% equity interest in Emir Oil. The results of Emir's operations have been included in the consolidated financial statements since that date. Emir had no operations prior to its acquisition by BMB. Emir holds oil and gas exploration license for ADE Block. The aggregate purchase price was $1,300,000. The entire purchase price has been allocated to oil and gas properties in the accompanying consolidated balance sheet. BMB is in the process of obtaining third party valuations of the oil and gas licenses; thus, the allocation of the purchase price is subject to refinement. The Company, based on its holding of Emir Oil, is required to fund the exploration efforts of Emir Oil. (See Note G.) The Company anticipates henceforth the cost of exploration to be approximately $30,000,000, which the Company will seek to fund through additional equity financing and the sale of oil produced during well testing.

NOTE D - FOREIGN ASSETS AND ECONOMIC CONCENTRATION

Marketable securities of $766,473 are held in short term repurchase agreements for securities issued by Kazakhstan banks and Kazakhstan financial institutions. Cash and Cash Equivalents include deposits in Kazakhstan banks in the amount $169,682. Restricted Cash reflected in the long-term assets consists of $20,000 deposited in a Kazakhstan bank and restricted to meet possible environmental obligations according to the regulations of Kazakhstan. The deposits in the banks of Kazakhstan and the securities are subject to country risk of the Republic of Kazakhstan. Furthermore, the primary asset of the Company is Emir Oil; an entity formed under the laws of the Republic Kazakhstan is also subject to country risk in the Republic of Kazakhstan.

NOTE E - FIXED ASSETS

Fixed Assets

Summary of the fixed assets net of accumulated depreciation is provided below:

                   Field facilities                                 $ 76,898
                   Field equipment                                   118,302
                   Field vehicles                                     58,783
                   Office equipment and furniture                     74,842
                                                                    --------
                   Total                                             328,825
                  Accumulated Depreciation                            13,253
                                                                    --------
                  Net                                               $315,572
                                                                    ========

NOTE F - LONG TERM LIABILITIES

Long Term Liabilities include:

1. Due to the Government of Kazakhstan represents historical investments by the Government in the properties currently held under exploration license and contract by Emir Oil. When Emir Oil obtains a commercial production license for the oil fields that it currently holds exploration license to, as a condition to receipt of the commercial production license and contract for hydrocarbons by Emir, Emir Oil would negotiate a repayment schedule for the debt with the Government of the Republic of Kazakhstan. Should Emir Oil not proceed with acquisition of a production contract and license for any property that property would revert to the Government in settlement of Emir's obligations to the Government.

2. The amount of $222,000 due to reservoir consultants represents a part of a $700,000 contract with PGS Reservoir Consultants payable during 2006. The Company has paid to PGS $200,000 during 2004 and will pay $278,000 in 2005.

3. Liquidation Fund. Under the laws of the Republic of Kazakhstan, the Company is obligated to set aside funds for required environmental remediation. Accordingly, the Company contributed $20,000 to the Liquidation Fund.

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

Net Loss per Common Share

Basic earnings per share exclude any dilutive effects of option, warrants and convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similar to basic earnings per share. However, diluted earnings per share reflects the assumed conversion of all potentially dilutive securities.

The following table sets forth the computation of basic and diluted loss per common share:

                                                                                                 Period from
                                                                                                  inception
                                                                        Three months ended      (May 6, 2003)
                                                                             June 30,               through
                                                                               2004              June 30, 2003
                                                                        -------------------      -------------
Numerator:

Net loss and numerator for basic and diluted loss per share               $    602,206           $      25,922
                                                                          ------------           -------------
Denominator:

Denominator for basic and diluted loss per share, weighted
  average shares                                                             20,429,422                  1,000

Net Loss per Share, Basic and Diluted                                     $        0.03          $       25.92

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

Options exercised

On December 15, 2003 the Agent exercised its first option for 200,000 shares at the exercise price of $1.00. No other options were exercised in reported periods.

BMB Munai, Inc. Capital Structure on June 30, 2004.

The resulting capital structure of the Company after the reverse merger, its financing activities and a 10 for 1 share consolidation as of the end of the reporting period is shown in the following table:

                                                     Number        Interest
                                                   of shares   (fully diluted)    Share price    Amount raised
                                                   ---------   ---------------    -----------    -------------
BMB Shareholders                                  14,857,143         70.62%
IUFC Shareholders                                    541,785          2.58%
Private Placement Inves                            2,750,494         13.07%           $2.15       $5,913,562.10      1st tranche
Private Placement Invest                           1,680,000          7.99%           $2.50       $4,200,000.00      2nd tranche
Private Placement Investor                           400,000          1.90%           $2.50       $1,000,000.00      3rd tranche


                                                                Total Amount Raised              $11,113,562.10
                                                                -------------------              --------------
Options exercised                                    200,000          0.95%           $1.00         $200,000.00      Credifinance
Outstanding shares                                20,429,422
Warrants and Options                                 607,977          2.89%
Fully Diluted                                     21,037,399        100.00%

NOTE I - SUBSEQUENT EVENT

During July 2004, the Company completed a private placement for the total amount of $14,875,382 (less expenses and brokerage commissions of $861,978).

Item 2.  Management's Discussion and Analysis or Plan of Operations

         The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Consolidated Financial Statements and the accompanying notes included in this Form 10-QSB contain additional information that should be referred to when reviewing this material.

         Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. Please read Forward-Looking Information on page 19.

         We operate in one segment, oil and natural gas exploration, development and production.

Overview

         Prior to November 26, 2003, the Company existed under the name InterUnion Financial Corporation ("InterUnion"). The primary business strategy of InterUnion was to acquire majority interests in financial services businesses. On November 26, 2003, InterUnion executed an Agreement and Plan of Merger with BMB Holding, Inc., a private Delaware corporation, formed for the purpose of acquiring and developing oil and gas fields in the Republic of Kazakhstan. Pursuant to the Agreement, BMB Holding merged into InterUnion, with InterUnion being the surviving corporation. For accounting purposes, the transaction was treated as a reverse merger under accounting principles generally accepted in the United States, with BMB Holding and its then 70% owned subsidiary, Emir Oil, treated as the surviving entity. BMB Holding was incorporated on May 6, 2003. Following the merger, we changed our name to BMB Munai, Inc.

         On May 24, 2004, we agreed to purchase the 30% interest of our minority partner in Emir Oil. The acquisition was made in exchange for 3,500,000 shares of our common stock. As a result of the acquisition, Emir Oil became a wholly owned subsidiary of BMB Munai. We are currently completing the necessary paperwork with the government of the Republic of Kazakhstan ("ROK") to register the acquisition.

         Since incorporation on May 6, 2003, our primary focus has been the acquisition, exploration, development, exploitation and production of crude oil and natural gas in Kazakhstan. With the acquisition of the exploration and development license and contract of Emir Oil, we are focusing our efforts on the development of the Aksaz, Dolinnoe and Emir Oil and Gas Fields in Kazakhstan (the "ADE Block").

         We anticipate spending between $10 million and $20 million in the continued exploration and development of the ADE Block in the next twelve months. We recently completed a private placement in which we sold 3,934,340 shares of our common stock for $4.00 per share to raise gross proceeds of $15,737,360. After paying commissions, fees and costs of the offering, we realized net proceeds of $14,875,382. This money will be primarily used to fund our exploration and development efforts. We also intend to apply proceeds made from the sale of oil we produce during well testing to help fund our exploration and development activities.

         New Wells

         Based on the funds raised in the offering, during the next twelve months we intend to spend at least $12 million to drill new exploratory wells. Initially we will focus our drilling efforts in the Dolinnoe Oil Field, where we hope to drill at least two new exploratory wells. We have begun drilling the Dolinnoe-2 well under our exploration license. The anticipated depth of a new well is approximately 4,000 meters. The drilling site is in the Dolinnoe oil and gas field. We selected the well site based on the results of a 3D seismic study prepared by PGS-GIS Data Processing. The site preparation and drilling rig placement were completed in July, 2004. We have contracted with a Saipem S.p.A., a European oil drilling and service company, to drill and complete the well.

         Acquisition of Additional Reserves

         Depending on available funds, during the next twelve months, we also expect to spend up to five million dollars toward increasing our oil and gas reserves through the identification, investigation and acquisition of additional oil and gas concessions in Kazakhstan.

         Work Over of Existing Wells

         In the next twelve months we will continue work over on existing wells in the ADE Block. The research works on Emir-1 well have begun. We will commence work over of the Aksaz-1 well shortly. We also intend to investigate other wells in the ADE Block that were previously spudded to determine the commercial viability of additional drilling at these sites.

         Infrastructure Improvements

         We plan to continue improving existing infrastructure in the ADE Block. During the quarter, we completed construction of a 10 kilometer long high voltage power line to the Emir field and a one kilometer long high voltage power line to the Dolinnoe field. We also completed construction of 11 kilometers of gravel roads in the Emir and Dolinnoe fields. In August 2004, we plan to begin construction of a pipeline from the Aksaz-1 well to the temporary collection and processing facility at the Emir-1 well. We have begun reconstruction to increase the storage capacity of the ground fuel tanks at the oil and fuel storage facility we are currently using. This should allow us to collect volumes sufficient for exporting. Under the proposed terms of our lease, the cost of reconstruction will be used to offset our lease payments. We plan to acquire a railroad spur located near the Aksaz Field territory, with plans to build a storage facility and pouring station at the terminal to allow for oil transportation via railroad. This should help us create our own transportation route for export and domestic oil sales. We expect to finalize acquisition of the railroad spur early in 2005. Additionally, in the next twelve months we plan to improve power supply to the ADE Block through the construction of additional kilometers of 6 Kilowatt power line running through the ADE Block. We will also continue expanding the road network within the ADE Block.

         Oil Production and Sale

         During the quarter all crude oil sales from test production at the Dolinnoe-1 well were to the Kazakhstan domestic market. Since May 12, 2004, a steady flow rate from 200 up to 500 barrels of crude oil per day has been produced from the Dolinoe-1 well. The price we receive for oil sales in the domestic market is controlled by the ROK. Subsequently, the price of oil in the Kazakhstan domestic market is currently artificially lower than the going market rate. The average price per barrel of oil we have received for crude oil sold in the Kazakhstan domestic market is approximately $14 per barrel.

         Our revenue, profitability and future growth rate will depend substantially on factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil or natural gas, or failure to gain access to markets outside of the ROK, either through governmental requirement or because of a lack of infrastructure to provide such access could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

Results of Operations

         As discussed above, we incorporated on May 6, 2003, therefore, we do not have a full prior year fiscal quarter against which to compare. Rather all comparisons to our fiscal quarter ended June 30, 2003, will be for the period from May 6, 2003 through June 30, 2003.

         Revenues. During the quarter ended June 30, 2004, we realized revenues of $118,949, compared to $0 in the period from May 6, 2003, to June 30, 2003. All revenues were from oil sales. This increase in revenues in the current year is primarily the result of the fact that in the prior year we were just beginning operations and seeking to acquire rights to oil and gas properties. We anticipate revenues will continue to increase in the upcoming fiscal quarters.

         Expenses. During the three months ended June 30, 2004, we incurred expenses of $592,833 compared to expenses of $25,928 during the period from May 6, 2003, to June 30, 2003. Again, the increase is primarily the result of the growth of our operations during the past twelve months. For instance, during the period from May 6, 2003 to June 30, 2003, we incurred general and administrative expenses of $25,928, compared to $592,833 in the quarter ended June 30, 2004. This increase is largely the result of hiring personnel to operate our business, as well as travel and professional expenses including accounting and legal fees. Also during the quarter ended June 30, 2004, we incurred production costs of $24,322 and amortization and depreciation expenses of $9,125, neither of which were incurred in the prior year period. We expect that as we execute our planned business activities over the next twelve months our expenses will continue to increase at the same or greater rates.

         Loss from Operations. During the three months ended June 30, 2004, we had incurred losses from operations totaling $473,884 compared to operating losses of $25,928 for the period from May 6, 2003, through June 30, 2003. These losses are largely the result of incurring numerous general and administrative expenses in connection with the development of our oil fields before they produce any oil or gas. If we are unable to develop our oil and gas fields to a level where oil and gas production and sales offset the costs of exploration, development and production, we will continue to generate operating losses. At this time, it is unclear when we will generate sufficient revenue from oil and gas production to offset expenses, if at all.

         Other Expense. During the period from April 1, 2004 to June 30, 2004, we realized other expenses totaling $168,244, compared to $3 for the period from May 6, 2003, to June 30, 2003. The current year other expenses included unrealized loss on marketable securities of $303,697, offset by realized gain on marketable securities of $54,915, interest income of $2,884 and foreign currency exchange gain of $77,654. During the prior fiscal year, we raised approximately $12 million through the sale of our securities in private placement transactions. Therefore, during the fiscal quarter ended June 30, 2004, we had funds that were not being used in operations that we invested in marketable securities. Subsequent to the quarter end, we raised an additional $14.8 million through the sale of our securities in a private placement. We expect to use all of the funds we have raised to fund our operations. Until such time as they are needed, however, such funds may be used to purchase marketable securities. Therefore, initially we anticipate that gains and losses from marketable securities, both realized and unrealized, may increase. As funds are used in operations, and over the next twelve months, we expect that gains and losses from marketable securities, both realized and unrealized, will decrease.

         Net Loss. During the three months ended June 30, 2004, we realized a net loss of $602,206 compared to a net loss of $25,922 for the period from May 6, 2003 through June 30, 2003. As discussed above this net loss is largely the result of the increased size or our operations at June 30, 2004, compared to June 30, 2003. We anticipate that we will continue to realize net losses from operations until such time as revenues generated from oil and gas production and 5sales and other income offset our expenses. At this time, it is unclear when, or if, that may occur.

Liquidity and Capital Resources

         Since inception on May 6, 2003, our capital resources have primarily consisted of funds raised through the sale of our common stock and debt convertible to our common stock. We anticipate our capital resources in the upcoming twelve months will likewise consist largely of funds raised in financing activities completed subsequent to the quarter ended June 30, 2004, and to some level, revenues from oil sales.

         Note B of the Notes to the Financial Statements discloses several factors that raise substantial doubt about our ability to continue as a going concern. Among those noted is the fact that we will need significant additional funding to develop the geographical area covered by our exploration and development license. As discussed herein, subsequent to June 30, 2004, we completed a private placement of 3,934,340 shares of our common stock for net proceeds of $14,875,382. We anticipate these funds, along with those we previously raised, should be sufficient to meet our exploration, development, production and operational needs for the next twelve months.

         Another factor that raises concern about our ability to continue as a going concern is the requirement that we must obtain a commercial production contract from the ROK prior to commencing commercial oil production. While we are legally entitled to receive this commercial production contract and have the exclusive right to negotiate such with the ROK, and the ROK is required to conduct the negotiations under the Law of Petroleum in Kazakhstan, there is no guarantee that we will be awarded a production contract. If we cannot obtain a production contract, we will only be able to produce and sell oil under the Law of Petroleum for the term of the existing contract, which expires June 9, 2007.

         Cash Flows

         During the quarter ended June 30, 2004, cash was primarily used to fund exploration and development expenditures. We had a net decrease in cash and cash equivalents of approximately $1.8 million during the quarter ended June 30, 2004 compared to a net increase of cash and cash equivalents of $670,500 in the period ended June 30, 2003. See below for additional discussion and analysis of cash flow.

                                                           Three months ended    Period from May 6, 2003
                                                              June 30, 2004      through June 30, 2003
                                                        -------------------- ----------------------------

Net cash used in operating activities                          $  (839,491)           $   (29,500)
Net cash used in investing activities                          $  (982,087)           $(1,300,000)
Net cash provided by financing activities                      $      (-0-)           $  2,000,000


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           $(1,821,578)           $    670,500

         During the quarter ended June 30, 2004, net cash used in operations was $839,491, as net loss, minority interest in operations of our subsidiary, increase in inventories and increase in prepaid and other assets was only partially offset by depreciation expenses, increases in marketable securities and increases in accounts payable and accrued liabilities. Net cash used in investing activities was $982,087, which included acquisitions of fixed and intangible assets as well as additional oil and gas properties. During the quarter, no cash was provided from financing activities. At June 30, 2004, we had cash on hand of $304,777.

         We continually evaluate our capital needs and compare them to our capital resources. Our budgeted capital expenditures for the upcoming 12 months are $10 million to $20 million for exploration, development, production and acquisitions. We expect to fund these expenditures primarily from capital raised in the private placement completed subsequent to June 30, 2004.

Contractual Obligations and Contingencies

         The following table lists our significant commitments at June 30, 2004, excluding current liabilities as listed on our consolidated balance sheet:

                                                                 Payments Due By Period
                                            ------------------------------------------------------------------------
                                                           Less than                                       After
   Contractual Obligations                     Total        1 year      1-3 years      4-5 years          5 years
---------------------------------------------------------------------------------------------------------------------
   Capital Expenditure Commitment1          $21,300,000   $7,000,000   $14,300,000   $          --     $          --

   Due to the Government of Kazakhstan2       5,994,745           --            --       5,994,745                --

   Due to Reservoir Consultants                 500,000      278,000       222,000              --                --
   Liquidation Fund                              20,000           --        20,000              --                --
---------------------------------------------------------------------------------------------------------------------

         Total                              $27,814,745   $7,278,000   $14,542,000   $   5,994,745     $          --
=====================================================================================================================

         1 Under the terms of our Contract with the ROK, we are required to spend a total of at least $21.5 million dollars in exploration, development and improvements within the ADE Block during the term of the license, including $7 million during the 2004 calendar year and $9.3 million in the 2005 calendar year. If we fail to do so, we may be subject to the loss of our Contract.

         2 In connection with our acquisition of the License and Contract, we will be required to repay the ROK for exploration and development expenditures incurred by it prior to the time we acquired the License and Contract. The repayment terms of this obligation will not be determined until such time as we are granted a commercial production contract. Prior to commencing commercial oil production, we must obtain a commercial production contract from the ROK. While we are legally entitled to receive this commercial production contract and have the exclusive right to negotiate such with the ROK, and the ROK is required to conduct the negotiations under the Law of Petroleum in Kazakhstan, there is no guarantee that we will be awarded a production contract. Moreover, at this time it is unclear when might apply for a production contract or when it might be issued, if at all. Therefore, we have made our best estimate as to when we anticipate becoming subject to this repayment obligation.

Off-Balance Sheet Financing Arrangements

         As of June 30, 2004, we had no off-balance sheet financing arrangements.

Recently Issued Accounting Pronouncements

         Accounting Pronouncements - In March 2004, the FASB issued an exposure draft entitled "Shared-Based Payment, an Amendment of FASB Statement No. 123 and 95." This proposed statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. As proposed, this statement would be effective for the Company on January 1, 2005. The Company is currently unable to determine what effect this statement will have on the Company's financial position or results of operations.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         In December 2003, a complaint was filed in the 15th Judicial Court in and for Palm Beach County, Florida, naming, among others, BMB Munai, Inc., Alexandre Agaian and Georges Benarroch, Company directors, as defendants. The plaintiffs, Brian Savage, Thomas Sinclair and Sokol Holdings, Inc., allege claims of breach of contract, unjust enrichment, breach of fiduciary duty, conversion and violation of a Florida trade secret statute in connection with a business plan for the development Aksaz, Dolinnoe and Emir oil and gas fields owned by Emir Oil, LLC. The plaintiffs seek unspecified compensatory and exemplary damages.

         We will vigorously defend ourselves in this action and strongly questions the merit of all claims alleged by plaintiffs. We have retained the Florida law firm of Shutts & Bowen LLP, to defend it in this matter. We have filed a motion to dismiss the complaint of plaintiffs, Brian Savage, Thomas Sinclair and Sokol Holdings, Inc., on several grounds. The motion is scheduled for hearing in late August 2004. There were no other significant changes in this matter during the quarter.

         In the opinion of management, the resolution of this lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows.

         Other than the foregoing, to the knowledge of management, there is no other material litigation or governmental agency proceeding pending or threatened against the Company or our management.

Item 2. Changes in Securities

         During the quarter ended June 30, 2004, and subsequent thereto, the following equity securities, which were not registered under the Securities Act of 1933, were issued.

         During the month of July 2004, we issued 3,934,340 restricted common shares to ten investors for $4.00 per share, raising gross proceeds of $15,373,360 in a private placement. The shares were issued without registration under the Securities Act of 1933 in reliance upon exemptions from registration pursuant to Rule 506 of Regulation D and Regulations S of the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

         In connection with the private placement, at the Closing of the private placement on July 31, 2004, we granted placement agent warrants to Aton Securities, Inc., and Credifinance Securities, Ltd., a related company through a common director, in the amounts of 309,454 and 83,890 respectively, to purchase shares of our common stock at $4.00 per share. These warrants are immediately exercisable and expire on January 31, 2006. The warrants were issued without registration under the Securities Act of 1933 in reliance upon an exemption from registration pursuant Section 4(2) of the Securities and Exchange Commission under the Securities Act of 1933.

         In August 2004, we issued 3,500,000 shares of restricted common stock to acquire the 30% interest in Emir Oil, LLP from our minority partner. The shares were issued without registration under the Securities Act of 1933 in reliance upon an exemption from registration pursuant to Regulations S of the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

Item 5.  Other Information

         As discussed above, on May 24, 2004, we agreed to purchase the 30% interest of our minority partner in Emir Oil. The acquisition was made in exchange for 3,500,000 shares of our common stock. As a result of the acquisition, Emir Oil will become a wholly owned subsidiary of BMB Munai. We are currently completing the necessary paperwork with the government of the Republic of Kazakhstan ("ROK") to finalize the acquisition.

Item 6.  Exhibits and Reports on Form 8-K

         (A) Reports on Form 8-K

         On May 25, 2004, we filed a Current Report on Form 8-K disclosing that we had entered into a Share Purchase and Sale Agreement to acquire the remaining 30% interest in Emir Oil, LLP from Tolmakov Toleush Kalmukanovitch.

         (B) Exhibits. The following exhibits are included as part of this report:

         Exhibit 31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.3 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                   BMB MUNAI, INC.


August 13, 2004                     /s/ Alexandre Agaian
                                   ---------------------------------------------
                                   Alexandre Agaian, Chief Executive Officer


August 13, 2004                     /s/ Boris Cherdabayev
                                   ---------------------------------------------
                                   Boris Cherdabayev, Co-Chief Executive Officer


August 13, 2004                     /s/ Anuar Kulmagambetov
                                   ---------------------------------------------
                                   Anuar Kulmagambetov, Chief Financial Officer