Form 10QSB
period 2004-09-30
BMB MUNAI INC
filed 2004-11-15
CIK 924805

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
September 30, 2004                                                     000-28638


                                 BMB MUNAI, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
          (State or other jurisdiction of incorporation or organization

                                   87-0520294
                      (I.R.S. Employer Identification No.)

                20A Kazibek Bi Street, Almaty, 480100 Kazakhstan
                    (Address of principal executive offices)

                              +7 (3272) 58-85-17/47
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No [ ]

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: common stock, par value $0.001; 28,513,766 shares outstanding as of November 6, 2004.

Transitional small business disclosure format (check one)  Yes [ ]  No [X]

                                 BMB MUNAI, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2004
           and March 31, 2004 ............................................... 3

         Unaudited Consolidated Statements of Loss for the Three
           and Six Months Ended September 30, 2004, the Three Months
           Ended September 30, 2003 and the period from inception
           (May 6, 2003) to September 30, 2003............................... 4

         Unaudited Consolidated Statements of Cash Flows for the
           Six Months Ended September 30, 2004 and the period from
           inception (May 6, 2003) to September 30, 2003..................... 5

         Notes to Unaudited Consolidated Financial Statements................ 6

     Item 2.  Managements Discussion and Analysis or Plan of Operation.......15

     Item 3.  Controls and Procedures........................................21

PART II -- OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................22

     Item 2.  Changes in Securities..........................................22

     Item 4.  Submission of Matters to a Vote of Security Holders............23

     Item 5.  Other Information..............................................24

     Item 6.  Exhibits and Reports on Form 8-K...............................24

     Signatures..............................................................25

PART I- FINANCIAL INFORMATION

         Item 1 - Financial Statements

                                                   BMB MUNAI, INC.
                                             (A Development Stage Entity)
                                             CONSOLIDATED BALANCE SHEETS


                         ASSETS                                                       September 30, 2004    March 31, 2004
                                                                                           (Unaudited)
CURRENT ASSETS
         CASH AND CASH EQUIVALENTS                                                        $  3,188,192       $  2,126,355
         MARKETABLE SECURITIES                                                                 776,336          2,879,136
         INVENTORIES                                                                         1,963,963            183,884
         PREPAID AND OTHER ASSETS                                                            5,658,400            522,148
         LOAN RECEIVABLE                                                                     5,667,220                  -
                                                                                      ------------------------------------
TOTAL CURRENT ASSETS                                                                        17,254,111          5,711,523
                                                                                      ------------------------------------

LONG TERM ASSETS
         FIXED ASSETS LESS ACCUMULATED DEPRECIATION                                            843,617            259,653
         OIL AND GAS PROPERTIES, FULL COST METHOD, LESS ACCUMULATED DEPRECIATION            36,944,747         12,489,931
         INTANGIBLE ASSETS                                                                       5,579              5,411
         RESTRICTED CASH                                                                        20,000             20,000
         DEPOSITS                                                                               21,172             21,172
                                                                                      ------------------------------------
TOTAL LONG TERM ASSETS                                                                      37,835,115         12,796,167
                                                                                      ------------------------------------
TOTAL ASSETS                                                                              $ 55,089,226       $ 18,507,690
                                                                                      ====================================

                         LIABILITIES

CURRENT LIABILITIES
         ACCOUNTS PAYABLE                                                                 $  1,651,159       $    332,487
         DUE TO RESERVOIR CONSULTANTS                                                          278,000            278,000
         OTHER CURRENT LIABILITIES                                                             181,996             56,232
                                                                                      ------------------------------------
TOTAL CURRENT LIABILITIES                                                                    2,111,155            666,719
                                                                                      ------------------------------------
LONG-TERM LIABILITIES
         DUE TO RESERVOIR CONSULTANTS                                                          222,000            222,000
         DUE TO THE GOVERNMENT OF KAZAKHSTAN                                                 5,994,745          5,994,745
         LIQUIDATION FUND                                                                       20,000             20,000
                                                                                      ------------------------------------
TOTAL LONG TERM LIABILITIES                                                                  6,236,745          6,236,745
                                                                                      ------------------------------------
TOTAL LIABILITIES                                                                            8,347,900          6,903,464

MINORITY INTEREST                                                                                    -             82,134

COMMITMENTS AND CONTINGENCIES
                         SHAREHOLDERS' EQUITY

CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL
       Class A Preferred Stock, $0.10 par value
         Authorized - 1,500,000 shares
         Issued and outstanding - None                                                               -                  -
       Class B Preferred Stock, $0.10 par value
         Authorized - 1,000 shares
         Issued and outstanding - None                                                               -                  -
       Class C Preferred Stock, $0.10 par value
         Authorized - 1,000 shares
         Issued and outstanding - None                                                               -                  -
       Common Stock, $0.001 par value
         Authorized - 50,000,000 shares
         Issued and outstanding -28,513,762                                                     28,514             20,429
ADDITIONAL PAID IN CAPITAL                                                                  48,494,267         12,115,445
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                            (1,781,455)          (613,782)
                                                                                      ------------------------------------
SHAREHOLDERS' EQUITY                                                                        46,741,326         11,522,092
                                                                                      ------------------------------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                  $ 55,089,226       $ 18,507,690
                                                                                      ====================================


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                                                                  3

                                                                 BMB MUNAI, INC.
                                                          (A Development Stage Entity)
                                                    UNAUDITED CONSOLIDATED STATEMENTS OF LOSS


                                                                                        Period from inception  Period from inception
                              Three Months Ended  Three Months Ended  Six Months Ended   (May 6, 2003) through (May 6, 2003) through
                              September 30, 2004  September 30, 2003  eptember 30, 2004   September 30, 2003     September 30, 2004
REVENUES
  OIL SALES                      $   173,038         $         -        $   291,987          $         -            $   291,987
                              -----------------------------------  -------------------------------------------------------------

EXPENSES
  OPERATING COSTS
    PRODUCTION COSTS                 (36,927)                  -            (61,249)                   -                (61,249)
    GENERAL AND
      ADMINISTRATIVE                (858,895)            (40,247)        (1,418,281)             (66,175)            (2,200,038)
    DEPRECIATION AND
      AMORTIZATION                   (18,060)                  -            (27,186)                   -                (31,944)
                              -----------------------------------  -------------------------------------------------------------
  TOTAL EXPENSES                    (913,883)            (40,247)        (1,506,716)             (66,175)            (2,293,231)
                              -----------------------------------  -------------------------------------------------------------
LOSS FROM OPERATIONS                (740,845)            (40,247)        (1,214,729)             (66,175)            (2,001,244)
                              -----------------------------------  -------------------------------------------------------------

OTHER INCOME (EXPENSE)
  REALIZED GAINS ON
   MARKETABLE SECURITIES               3,983                   -             58,898                    -                 78,266
  UNREALIZED GAIN (LOSS)
   ON MARKETABLE
   SECURITIES                         11,087                   -           (292,610)                   -                (44,203)
  INTEREST INCOME/EXPENSE
   (NET)                              (6,785)            (38,422)            (3,901)             (57,239)               (87,909)
  FOREIGN CURRENCY
    EXCHANGE GAIN                    125,032                  93            202,686                   90                273,635
                              -----------------------------------  -------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)         133,317             (38,329)           (34,927)             (57,149)               219,789
                              -----------------------------------  -------------------------------------------------------------
NET LOSS BEFORE MINORITY
 INTEREST                           (607,528)            (78,576)        (1,249,656)            (123,324)            (1,781,455)
                              -----------------------------------  -------------------------------------------------------------

MINORITY INTEREST                          -                 305                  -                  314                      -
NET LOSS                         $  (607,528)        $   (78,271)       $(1,249,656)         $  (123,010)            (1,781,455)
                              ===================================  =============================================================

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING               26,392,115               1,000         23,427,059                1,000
LOSS PER COMMON SHARE
 BASIC AND DILUTED               $     (0.02)        $     78.27        $     (0.05)         $   (123.01)


                         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                                                               4

                                                        BMB MUNAI, INC.
                                                  (A Development Stage Entity)
                                         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Period from inception   Period from inception
                                                                Six Months Ended     (May 6, 2003) through   (May 6, 2003) through
                                                              September 30, 2004       September 30, 2003       September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                          $ (1,249,656)           $   (123,010)             $ (1,781,455)
                                                               --------------------------------------------------------------------
Adjustment to reconcile net loss to net cash used
  in operating activities
    Depreciation and Amortization expense                               27,186                       -                    31,944
    Minority Interest in Operations of Subsidiary                            -                    (314)                        -
    Changes in operating assets and liabilities
      Increase in Inventories                                       (1,780,079)                 (1,817)               (1,963,963)
      Increase in Prepaid and other  Assets                         (5,136,252)               (568,101)               (5,658,400)
      Increase in Account Payable and accrued liabilities            1,444,436                  61,920                 2,111,155
      Restricted Cash                                                        -                       -                   (20,000)
      Rent Deposit                                                           -                       -                   (21,172)
                                                               --------------------------------------------------------------------
Net cash used in operating activities                               (6,694,365)               (631,322)               (7,301,891)
                                                               --------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Investment in short term loan receivable                          (5,667,220)                      -                (5,667,220)
  Cash proceeds from sale of marketable securities                   2,102,800                       -                  (776,336)
  Acquisition of fixed assets                                         (609,777)                   (250)                 (874,188)
  Acquisition of intangible assets                                      (1,541)                      -                    (6,952)
  Purchase of Oil and Gas Properties                                (5,379,966)             (1,340,732)              (11,633,151)
                                                               --------------------------------------------------------------------
Net cash used in investing activities                               (9,555,704)             (1,340,982)              (18,957,847)
                                                               --------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from Sale of Common Stock                                17,311,906                       -                27,247,930
  Repayment of Short-term Financing                                                                                     (500,000)
  Proceeds from Short-term Financing                                         -                 500,000                   500,000
  Proceeds from Issuance of Convertible Debt                                 -               2,000,000                 2,000,000
  Proceeds from Execise of Common Stock Options                                                                          200,000
                                                               --------------------------------------------------------------------
Net cash provided by financing activities                           17,311,906               2,500,000                29,447,930
                                                               --------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            1,061,837                 527,696                 3,188,192
Cash at Beginning of the Period                                      2,126,355                       -                         -
                                                               --------------------------------------------------------------------

Cash at End of the Period                                         $  3,188,192            $    527,696              $  3,188,192
                                                               ====================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

NON CASH TRANSACIONS

Acquisition of 30% of Emir Oil LLC for issuanse 3,500,0000
  common stock                                                    $ 19,075,000
                                                               ===============


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

NOTE A -ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Company was incorporated in Delaware on February 7, 1994. Prior to November 26, 2003, the Company existed under the name InterUnion Financial Corporation ("InterUnion").

On November 26, 2003, InterUnion executed an Agreement and Plan of Merger (the "Agreement") with BMB Holding, Inc ("BMB"), a private Delaware corporation, formed for the purpose of acquiring and developing of oil and gas fields in the Republic of Kazakhstan.

The Company has minimal operations to date and is considered to be in the development stage. In May 2004, the Company began test production at one well. The Company recorded revenue in the amount of $291,987 up to September 30, 2004 inclusively.

The financial information included herein is unaudited. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-QSB Report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes included in our March 31, 2004 Form 10-KSB Report.

BASIS OF CONSOLIDATION

The Company's financial statements present the consolidated results of BMB Munai, Inc., and Emir Oil LLP, its wholly owned subsidiary (hereinafter collectively referred to as the "Company"). All significant inter-company account balances and transactions have been eliminated.

Emir Oil has a fiscal year ending December 31, which is different from Company's fiscal year end. All transactions of Emir Oil from April 1, 2004 through September 30, 2004 are reflected in the Unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements.

BMB MUNAI, INC.
(A Development Stage Entity)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


CASH EQUIVALENTS

The Company considers all demand deposits and money market accounts purchased with an original maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

Marketable securities consist of short term repurchase agreements for securities issued by Kazakhstan banks and Kazakhstan financial institutions. The Company records these marketable securities as trading securities and any change in the fair market value is recorded in earnings. As of September 30, 2004, the Company has marketable securities in amount of $776,336. All marketable securities have been pledged to collateralize payment to Saipem S.p.A., a European oil drilling and service company, for drilling services. The marketable securities are scheduled to be released from the security interest of Saipem S.p.A on November 15, 2004.

PREPAID AND OTHER ASSETS

Prepaid and other assets include a prepayment for tangible drilling materials in amount of $3,303,627 expected to be received in lots, a last lot to be received in February 2005.

LOAN RECEIVABLE

Loan receivable consists of a short-term loan to a Kazakhstan financial institution in amount of $5,667,220 under reverse repurchase agreements and repurchase agreements. Deferred gain on the loan is reflected in current liabilities in amount of $107,580 (see Note I). According to the FASB Interpretation No. 41 an amount of $2,482,616 recognized as payable under the repurchase agreements was offset against amounts recognized as receivables under reverse repurchase agreements and reported as net amount $745 in the statement of Balance Sheet (see Note I).

RESTRICTED CASH

Restricted cash reflected in long-term assets consists of $20,000 deposited in a Kazakhstan bank and is restricted to meet environmental obligations according to the regulations of Kazakhstan (see Note F).

INVENTORY

Inventory represents tangible drilling materials required for drilling operations in amount of $1,899,825 and spare parts, diesel fuel, and various materials for use in oil field operations. Inventory is valued using the weighted average method and is recorded at the lower of cost or net realizable value. Inventory also consists of crude oil of test production in amount of $20,336.

BMB MUNAI, INC.
(A Development Stage Entity)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


LICENSES AND CONTRACTS

Emir Oil is the operator of the Aksaz, Dolinnoe and Emir oil and gas fields in Western Kazakhstan (ADE Block, ADE Fields). The Government of the Republic of Kazakhstan (the "Government") initially issued the license to Zhanaozen Repair and Mechanical Plant on April 30, 1999. On September 23, 2002, the license was assigned to Emir Oil. On June 9, 2000, the contract for exploration of the Aksaz, Dolinnoe and Emir oil and gas fields was entered into between the Agency of the Republic of Kazakhstan on Investments and the Zhanaozen Repair and Mechanical Plant. On September 23, 2002, the contract was assigned to Emir Oil. The Company is legally entitled to receive this commercial production contract and has an exclusive right to negotiate this contract and the Government is obligated to conduct these negotiations under the Law of Petroleum in Kazakhstan. If no terms can be negotiated, the Company has a right to produce and sell oil, including export oil, under the Law of Petroleum for the term of its existing contract through June 9, 2007.

OIL AND GAS PROPERTIES

While the Company recently started test production at the Dolinnoe-1 well and has no other present production history, the Company follows the full cost method of accounting for its costs of acquisition, exploration and development of oil and gas properties.

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

Costs of acquiring unproved leases is evaluated for impairment until such time as the leases are proved or abandoned. In addition, if the sums of expected undiscounted cash flows are less than net book value, unamortized costs at the field level will be reduced to fair value.

Long-term assets include fixed assets. Fixed assets are valued at the historical cost less accumulated depreciation. Historical cost includes all direct costs associated with the acquisition of the fixed assets.

BMB MUNAI, INC.
(A Development Stage Entity)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


Depletion and amortization of producing properties is computed using the unit-of-production method based on estimated proved recoverable reserves. Depreciation of other depreciable assets is calculated using the straight line method based upon estimated useful life ranging from two to ten years. Maintenance and repairs are charged to expenses as incurred. Renewals and betterments are capitalized.

Amortization of intangible assets is calculated using straight line method upon estimated useful life ranging from three to four years.

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

REVENUE RECOGNITION

Revenue from the sale of oil and gas is recorded using the accrual method of accounting.

FOREIGN EXCHANGE TRANSACTIONS

The Company's functional currency is the U.S. dollar, thus the financial statements of the Company's foreign subsidiary are remeasured using the U.S. dollar. Accordingly, transaction gains and losses for foreign subsidiaries are recognized in U.S. dollars in consolidated operations in the year of occurrence. There are no current regulatory issues in Kazakhstan dealing with currency conversions between the local currency in Kazakhstan and the U.S. Dollar that are expected to negatively impact the Company's business, however, the risk of actual currency fluctuations as it relates to the U.S. dollar is present.

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

RECENT ACCOUNTING PRONOUNCEMENT

In March 2004, the FASB issued an exposure draft entitled "Share-Based Payment, an Amendment of FASB Statement No. 123 and 95." This proposed statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. As proposed, this statement would be effective for the Company on January 1, 2005. The Company is currently unable to determine what effect this statement will have on the Company's financial position or results of operations.

NOTE B - GOING CONCERN

The Company's consolidated financial statements have been presented on the basis that the Company continues as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the process of building its oil and gas business, which is intended to generate revenue to sustain the operations of the Company. To fully develop the geographical area covered by the oil exploration license held by Emir, the Company needs substantial additional funding. Concurrently, prior to commencing oil production, the Company must also obtain a commercial production contract with the Government of Kazakhstan. The Company is legally entitled to receive this commercial production contract and has an exclusive right to negotiate this contract and the Government of Kazakhstan is obligated to conduct these negotiations under the law of petroleum in Kazakhstan. If no terms can be negotiated, the Company has a right to produce and sell oil, including export oil, under the law of petroleum for the term of its existing contract through June 9, 2007. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

NOTE C - ACQUISITION

On June 7, 2003, BMB acquired a 70% equity interest in Emir Oil for $1,300,000. On May 24, 2004, the Company agreed to purchase the remaining 30% interest of its minority interest partner in Emir Oil in exchange for 3,500,000 shares of restricted Company common stock. On August 6, 2004, the Company issued the 3,500,000 shares to its minority partner in Emir Oil. The aggregate purchase price was determined to be $19,075,000 using a price of our common shares on OTCBB on August 6, 2004 of $5.45 per share. The entire purchase price has been allocated to oil and gas properties in the accompanying consolidated balance sheet.

BMB MUNAI, INC.
(A Development Stage Entity)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


The results of Emir's operations have been included in the consolidated financial statements since June 7, 2003. Emir had no operations prior to its acquisition by BMB. Emir holds an oil and gas exploration license for the ADE Block. Based on its ownership of Emir Oil, the Company is required to fund the exploration efforts of Emir Oil. (See Note G.) The Company anticipates henceforth the cost of exploration to be approximately $30,000,000 which the Company will seek to fund through additional equity financing, debt financing and sale of oil produced during well testing.

NOTE D - FOREIGN ASSETS AND ECONOMIC CONCENTRATION

Marketable securities of $766,336 are held in short term repurchase agreements for securities issued by Kazakhstan banks and Kazakhstan financial institutions. Cash and Cash Equivalents include deposits in Kazakhstan banks in the amount $2,007,274. Restricted Cash reflected in the long-term assets consists of $20,000 deposited in a Kazakhstan bank and restricted to meet possible environmental obligations according to the regulations of Kazakhstan. The deposits in the banks of Kazakhstan and the securities are subject to country risk of the Republic of Kazakhstan. Furthermore, the primary asset of the Company are the oil and gas properties of Emir Oil; an entity formed under the laws of the Republic Kazakhstan is also subject to country risk in the Republic of Kazakhstan.

NOTE E -FIXED ASSETS

Fixed Assets

Summary of the fixed assets net of accumulated depreciation is provided below:

                   Field facilities                     $     76,898
                   Field equipment                           394,548
                   Field vehicles                            139,979
                   Office vehicles                           146,721
                   Office equipment and furniture            116,048
                                                        ------------
                   Total                                     874,194
                   Accumulated Depreciation                   30,577
                                                        ------------
                   Net                                  $    843,617
                                                        ============


NOTE F - LONG TERM LIABILITIES

Long Term Liabilities include:

1. Amounts due to the Government of Kazakhstan to reimburse the historical investments by the Government in the properties currently held under exploration license and contract by Emir Oil. When Emir Oil obtains a commercial production license for the oil fields that it currently holds exploration license to, as a condition to receipt of the commercial production license and contract for hydrocarbons by Emir, Emir Oil will be required to negotiate a repayment schedule for the debt owed to the Government

BMB MUNAI, INC.
(A Development Stage Entity)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


of the Republic of Kazakhstan. Should Emir Oil not proceed with the acquisition of a production contract and license for any property that property would revert to the Government in settlement of Emir's obligations to the Government.

2. The amount of $222,000 due to reservoir consultants which represents part of a $700,000 contract with PGS Reservoir Consultants payable during 2006. The Company has paid to PGS $200,000 during 2004 and will pay $278,000 in 2005.

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

A lawsuit was filed in Florida naming the Company as one of the defendants. The claim alleges that the Plaintiff should have received compensation and or a percentage of stock of the Company as a result of the merger between the Company and BMB Holding, Inc. The Company is confident that the matter will be resolved in the Company's favor. The Company has retained legal counsel to protect its interests. In the opinion of the Company's management and legal counsel, the resolution of this lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows

NOTE H - CAPITAL STOCK, ADDITIONAL PAID-IN-CAPITAL

Net Loss per Common Share

Basic earnings per share exclude any dilutive effects of option, warrants and convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similar to basic earnings per share. However, diluted earnings per share reflect the assumed conversion of all dilutive securities.

BMB MUNAI, INC.
(A Development Stage Entity)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


The following table sets forth the computation of basic and diluted loss per common share:

                                                                                                                Period from
                                                                                                                 inception
                                                                                                               (May 6, 2003)
                                            Three Months Ended     Three Months Ended     Six Months Ended         through
                                            September 30, 2004     September 30, 2003    September 30, 2004   September 30, 2003
                                            ------------------     ------------------    ------------------   ------------------
Numerator:
Net loss and numerator for basic and
diluted loss per share                            $(607,528)            $(78,271)            $(1,249,656)          $(123,010)

Denominator:
Denominator for basic and diluted
loss per share, weighted average
shares                                           26,261,681                1,000              23,427,059               1,000

Net Loss per Share, Basic and Diluted                $(0.02)             $(78.27)                 $(0.05)           $(123.01)

The effect of the stock warrants and stock options is anti-dilutive.

The Financing

During the quarter ended September 30, 2004, the Company sold an aggregate of 4,584,340 shares of Company common shares at $4.00 per share in a private placement offering. The Company raised total proceeds of $18,337,360 and net proceeds (less expenses and brokerage commissions) of $17,311,906. The offering was made only to accredited investors in the United States under Regulation D and pursuant to Regulation S to non U.S. Persons.

The private placement commenced in July and concluded in September 2004. The placement agents engaged to represent the Company in the private placement offering received commissions equal to 5% of the gross proceeds received and warrants equal to 10% of the number of shares they sold on behalf of the Company.

NOTE I- SUBSEQUENT EVENTS

As of September 30, 2004, the Company had a short term loan receivable balance with a Kazakhstan financial institution in the amount of $5,667,220. During October 2004, the Kazakhstan financial institution repaid the Company $3,853,364. Deferred gain reflected in current liabilities on loans repaid during October, 2004 were fully realized in October, 2004. According to the FASB Interpretation No. 41 an amount of $2,482,616 recognized as payable under repurchase agreements was offset against amounts recognized as receivables under reverse repurchase agreements and reported as a net amount of $745 in the Consolidated Balance Sheets. During October, 2004, the $2,482,616 was repaid by the Company.

BMB MUNAI, INC.
(A Development Stage Entity)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE J - RELATED PARTY TRANSACTIONS

During six months ended September 30, 2004, the following related party transactions occurred:

During the six months ended September 30, 2004, the Company retained the services of TatArka LLC, and Kazmorgeophysica, CJSC. TatArka was paid $393,791 to obtain 3D seismic data of ADE Block. Kazmorgeophysica was paid $30,087 for rendering other geophysical research services on ADE Block. TatArka and Kazmorgeophysica are subsidiaries of a company that shares a common director with our Company.

The Company leases ground fuel tanks and other oil fuel storage facilities and warehouses from Term Oil, LLC., a Kazakhstan company.. The lease payment for the six months ended September 30, 2004, totaled to $123,155. One of our shareholders is an owner of Term Oil LLC.

Item 2. Management's Discussion and Analysis or Plan of Operations

         The following discussion is intended to assist the reader in understanding our results of operations and our present financial condition. Our Consolidated Financial Statements and the accompanying notes included in this Form 10-QSB contain additional information that should be referred to when reviewing this material.

         Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. Please read Forward-Looking Information on page 22.

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

         On May 24, 2004, we agreed to purchase the 30% interest of our minority partner in Emir Oil. The acquisition was made in exchange for 3,500,000 shares of our common stock. As a result of the acquisition, Emir Oil became a wholly owned subsidiary of BMB Munai. The acquisition of the final 30% interest in Emir Oil was consummated during the quarter.

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

         We anticipate spending between $15 million and $21 million in the continued exploration and development of the ADE Block in the next twelve months. In September 2004, we completed a private placement in which we sold 4,584,340 shares of our common stock for $4.00 per share to raise gross proceeds of $18,337,360. After paying commissions, fees and costs of the offering, we realized net proceeds of $17,311,906. This money has and will continue to be used primarily to fund our exploration and development efforts. We also intend to apply proceeds from the sale of oil we produce during well testing to help fund our exploration and development activities.

         New Wells

         During the next twelve months we intend to spend at least $10 million to drill new exploratory wells. Initially we will focus our drilling efforts in the Dolinnoe Oil Field, where we hope to drill at least two new exploratory wells. We began drilling the Dolinnoe-2 well under our exploration license on July 27, 2004, and have presently drilled to a depth of 3,380 meters. The anticipated depth of this well is 4,000 meters. Site preparation and drilling rig placement were completed in July 2004. During the quarter, we started and completed site preparation for the Dolinnoe-3 well. We also completed construction of a 1.5 kilometer gravel road to provide access to the Dolinnoe-3 well site and purchased drilling materials for drilling of this well. We selected the well site based on the results of a 3D seismic study prepared by PGS-GIS Data Processing. We have contracted with a Saipem S.p.A., a well known European oil drilling and service company, to drill and complete the Dolinnoe-2 and Dolinnoe-3 wells.

         Workover of Existing Wells

         In the next twelve months we will continue workover on wells existing since the Soviet Union period in the ADE Block. In July, 2004, we completed underground well repair to remove foreign objects from the well bore of the Emir -1 well. We performed a hydraulic explosion in the Emir-1 well in October 2004, to restore oil inflow at that site. We are presently engaged in cleaning the well of the remnants left from the hydraulic explosion works and preparation for test production. During quarter we started and completed a workover of Aksaz-1 well resulting in gas flow with associated condensate. For safety purposes we have decided to leave this well shut-in until a gas collection and pre-sale processing facility is installed in the Aksaz field. We intend to investigate the Aksaz-3 and Aksaz-4 wells in the Aksaz field that were previously incompletely drilled and spudded during the Soviet Union period to determine the commercial viability of additional drilling at these sites.

         Infrastructure Improvements

         We plan to continue improving existing infrastructure in the ADE Block. During the quarter we started construction of 8.6 km pipeline connecting the Dolinnoe and Aksaz fields. Construction of the pipeline will be completed soon. In October, 2004, we began preparations for the construction of a gas collection and pre-sale processing facility in the Aksaz field for gas produced at ADE Block. In October, 2004 we also completed reconstruction of two ground fuel tanks at the oil and fuel storage facility we are currently using in order to increase storage capacity. With completion of these tanks, the storage capacity has been increased from 945 barrels to 20,000 barrels. This allows us to collect volumes sufficient for exporting. Under the proposed terms of our lease of the oil and fuel storage facility, the cost of reconstruction will be used to offset our lease payments. During the quarter we installed a registration subsystem at the oil collection and pre-sale processing facility in the Dolinnoe field. The registration subsystem allows more accurate accounting for oil produced from each wells in the Dolinnoe field. Additionally, in the next twelve months we plan to improve power supply to the ADE Block through the construction of additional 6 kilowatt power lines running through the ADE Block. We will also continue expanding the road network within the ADE Block.

         Oil Production and Sale

         We have been engaged in test production and selling of crude oil since May, 2004. Due to a lack of oil storage capacity at our storage facility all of our crude oil sales have been to the Kazakhstan domestic market. The average price per barrel of crude oil in the Kazakhstan domestic market during that time has been approximately $14 per barrel. With the completion of the reconstruction of two ground fuel tanks at our storage facility, we now have sufficient storage capacity to collect oil for exporting and have begun to collect oil for export and sale to the international market.

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

Results of Operations

         Three months ended September 30, 2004, compared to the three months ended September 30, 2003

         Revenues. During the three months ended September 30, 2004, we realized revenues of $173,038, compared to $0 during the three months ended September 30, 2003. All revenues were from oil sales. This increase in revenues in the current year is primarily the result of the fact that in the prior year we were just beginning operations and seeking to acquire rights to oil and gas properties. We anticipate revenues will continue to increase in the upcoming fiscal quarters. At the present time, however, it is unclear the rate at which our revenues may increase.

         Expenses. During the three months ended September 30, 2004, we incurred total expenses of $913,883 compared to expenses of $40,247 during the three months ended September 30, 2003. Again, the increase is primarily the result of the growth of our operations during the past twelve months. For instance, during the three month period ended September 30, 2003, we incurred general and administrative expenses of $40,247, compared to $858,895 in the quarter ended September 30, 2004. This increase is largely the result of hiring personnel to operate our business, as well as travel and professional expenses including accounting and legal fees. Also during the quarter ended September 30, 2004, we incurred production costs of $36,927 and amortization and depreciation expenses of $18,060, neither of which were incurred in the prior year period. We expect that as we execute our planned business activities over the next twelve months our expenses will continue to increase at the same or greater rates.

         Loss from Operations. During the three months ended September 30, 2004, we incurred losses from operations totaling $740,845 compared to operating losses of $40,247 for the three months ended September 30, 2003. These losses, at least in part, are the result of us incurring significant expenses in connection with the development of our oil fields before they produce any oil or gas. If we are unable to develop our oil and gas fields to a level where oil and gas production and sales offset the costs of exploration, development and production, we will continue to generate operating losses. At this time, it is unclear when we will generate sufficient revenue from oil and gas production to offset expenses, if at all.

         Other Income. During the three months ended September 30, 2004, we realized other income totaling $133,317, compared to other expenses of $38,329 for the three months ended September 30, 2003. The current year other income included realized gain on marketable securities of $3,983, unrealized gains on marketable securities of $11,087 and foreign currency exchange gain of $125,032, partially offset by interest expense of $6,785. During the prior fiscal year, we realized no income or expense from realized and unrealized gains or losses on marketable securities, but we did realize interest expense of $38,422, partially offset by foreign currency exchange gain of $93. During the current fiscal year we have raised approximately $17 million through the sale of our securities in private placement transactions. Therefore, during the fiscal quarter ended September 30, 2004, we had funds that were not being used in operations that we invested in marketable securities. We expect to use all of the funds we have raised to fund our operations. Until such time as they are needed, however, such funds may be used to purchase marketable securities. We anticipate that as funds are used in operations over the next twelve months, gains and losses from marketable securities, both realized and unrealized, will decrease.

         Net Loss. During the three months ended September 30, 2004, we realized a net loss of $607,528 compared to a net loss of $78,576 for the three months ended September 30, 2003. As discussed above this net loss is largely the result of the increased size or our operations at September 30, 2004, compared to September 30, 2003. We anticipate that we will continue to realize net losses from operations until such time as revenues generated from oil and gas production and sales and other income offset our expenses. At this time, it is unclear when, or if, that may occur.

         Six months ended September 30, 2004, compared to the period from inception (May 6, 2003) to September 30, 2003.

         As discussed above, we incorporated on May 6, 2003, therefore, we do not have a comparable prior period. Rather all comparisons to the period ended September 30, 2003, will be for the period from May 6, 2003 through September 30, 2003.

         Revenues. During the six months ended September 30, 2004, we realized revenues of $291,987, compared to $0 for the period from May 6, 2003, to September 30, 2003. All revenues were from oil sales. This increase in revenues in the current year is primarily the result of the fact that in the prior year we were just beginning operations and seeking to acquire rights to oil and gas properties. We anticipate revenues will continue to increase in the upcoming fiscal quarters. At the present time, however, it is unclear the rate at which our revenues may increase.

         Expenses. During the six months ended September 30, 2004, we incurred total expenses of $1,506,716 compared to expenses of $66,175 during the period from May 6, 2003, to September 30, 2003. Again, the increase is primarily the result of the growth of our operations during the past twelve months. For instance, during the period from May 6, 2003 to September 30, 2003, we incurred general and administrative expenses of $66,175, compared to $1,418,281 during the six months ended September 30, 2004. This increase is largely the result of hiring personnel to operate our business, as well as travel and professional expenses including accounting and legal fees. Also during the quarter ended June 30, 2004, we incurred production expenses of $61,249 and amortization and depreciation expenses of $27,186, neither of which were incurred in the prior year period. We expect that as we execute our planned business activities over the next twelve months our expenses will continue to increase at the same or greater rates.

         Loss from Operations. During the six months ended September 30, 2004, we incurred losses from operations totaling $1,214,729 compared to operating losses of $66,175 for the period from May 6, 2003, through September 30, 2003. These losses were largely the result of incurring expenses in connection with the development of our oil fields before they produce any oil or gas. If we are unable to develop our oil and gas fields to a level where oil and gas production and sales offset the costs of exploration, development and production, we will continue to generate operating losses. At this time, it is unclear when we will generate sufficient revenue from oil and gas production to offset expenses, if at all.
         Other Expense. During the six month period ended September 30, 2004, we realized net other expenses of $34,927, compared to $57,149 for the period from May 6, 2003, to September 30, 2003. The current period other expenses included unrealized loss on marketable securities of $292,610 and interest expense of $3,901, offset by realized gain on marketable securities of $58,898 and foreign currency exchange gain of $202,686. During the period from May 6, 2003, to September 30, 2003, we had no realized or unrealized gain or loss on marketable securities. We incurred interest expense totaling $57,239, which was partially offset by foreign currency exchange gain of $90.

         Net Loss. During the six months ended June 30, 2004, we realized a net loss of $1,249,656 compared to a net loss of $123,010 for the period from May 6, 2003 through September 30, 2003. As discussed above this net loss is largely the result of the increased size or our operations at September 30, 2004, compared to September 30, 2003. We anticipate that we will continue to realize net losses from operations until such time as revenues generated from oil and gas production and sales and other income offset our expenses. At this time, it is unclear when, or if, that may occur

Liquidity and Capital Resources

         Since inception on May 6, 2003, our capital resources have primarily consisted of funds raised through the sale of our common stock and debt convertible to our common stock. We anticipate our capital resources in the upcoming twelve months will likewise consist largely of funds raised in financing activities completed during the quarter ended September 30, 2004, and to some level, revenues from oil sales.

         Note B of the Notes to the Financial Statements discloses several factors that raise substantial doubt about our ability to continue as a going concern. Among those noted is the fact that we will need significant additional funding to develop the geographical area covered by our exploration and development license. As discussed herein, we have completed the private placement of 4,584,340 shares of our common stock raising net proceeds of $17,311,906. We anticipate these funds, along with those we previously raised, should be sufficient to meet our exploration, development, production and operational needs for the next six months.

         Another factor that raises concern about our ability to continue as a going concern is the requirement that we must obtain a commercial production contract from the Republic of Kazakhstan prior to commencing commercial oil production. While we are legally entitled to receive this commercial production contract and have the exclusive right to negotiate such with the Republic of Kazakhstan, and the Republic of Kazakhstan is required to conduct the negotiations under the Law of Petroleum in Kazakhstan, there is no guarantee that we will be awarded a production contract. If we cannot obtain a production contract, we will only be able to produce and sell oil under the Law of Petroleum for the term of the existing contract, which expires June 9, 2007.

         Cash Flows

         During the six months ended September 30, 2004, cash was primarily used to fund exploration and development related operations. We had a net increase in cash and cash equivalents of $1,061,837 during the quarter ended September 30, 2004 compared to a net increase of cash and cash equivalents of $527,696 in the period from May 6, 2003 to September 30, 2003. See below for additional discussion and analysis of cash flow.

                                                          Six months ended       Period from inception (May 6, 2003)
                                                         September 30, 2004           through September 30, 2003
                                                      -------------------------- -------------------------------------
Net cash used in operating activities                        $(6,694,365)                     $(631,222)
Net cash used in investing activities                        $(9,555,704)                   $(1,340,982)
Net cash provided by financing activities                    $17,311,906                     $2,500,000

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                 $1,061,837                       $527,696
                                                      -------------------------- -------------------------------------

         During the six months ended September 30, 2004, net cash used in operations was $6,694,365, as net loss, increase in inventories and increase in prepaid and other assets was only partially offset by depreciation expenses and increases in accounts payable and accrued liabilities. Net cash used in investing activities was $9,555,704, which included acquisitions of fixed and intangible assets as well as additional oil and gas properties. During the quarter, $17,311,906 was provided from the private placement of our common stock. At September 30, 2004, we had cash on hand of $3,188,192.

         We continually evaluate our capital needs and compare them to our capital resources. Our budgeted capital expenditures for the upcoming twelve months are $10 million to $20 million for exploration, development, production and acquisitions. We expect to fund much of this expense with capital raised in the private placement completed during the quarter ended September 30, 2004. We will likely have to seek additional funds either in the equity or debt markets to fund the remainder of our budgeted capital expenditures.


Contractual Obligations and Contingencies

         The following table lists our significant commitments at September 30, 2004, excluding current liabilities as listed on our consolidated balance sheet:

                                                                    Payments Due By Period
                                            ------------------------------------------------------------------------
                                                             Less than                                     After
   Contractual Obligations                       Total        1 year       1-3 years     4-5 years        5 years
   -----------------------------------------------------------------------------------------------------------------
   Capital Expenditure Commitment(1)         $21,500,000    $7,000,000    $14,300,000    $       --     $       --
   Due to the Government of Kazakhstan(2)      5,994,745            --             --     5,994,745             --
   Due to Reservoir Consultants                  500,000       278,000        222,000            --             --
   Liquidation Fund                               20,000            --         20,000            --             --
   -----------------------------------------------------------------------------------------------------------------
         Total                               $27,814,745    $7,278,000    $14,542,000    $5,994,745     $       --
   =================================================================================================================

--------------------
         (1) Under the terms of our Contract with the ROK, we are required to spend a total of at least $21.5 million dollars in exploration, development and improvements within the ADE Block during the term of the license, including $7 million during the 2004 calendar year and $9.3 million in the 2005 calendar year. If we fail to do so, we may be subject to the loss of our Contract.

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

Off-Balance Sheet Financing Arrangements

         As of September 30, 2004, we had no off-balance sheet financing arrangements.

Recently Issued Accounting Pronouncement

         In March 2004, the FASB issued an exposure draft entitled "Share-Based Payment, an Amendment of FASB Statement No. 123 and 95." This proposed statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. As proposed, this statement would be effective for the Company on January 1, 2005. The Company is currently unable to determine what effect this statement will have on the Company's financial position or results of operations.

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

Item 3. Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13A-15(e) under the Securities Exchange Act of 1934 ("Exchange Act") as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable periods specified by the SEC's rules and forms.

         (b) Changes in Internal Controls and Procedures. During the period covered by this quarterly report, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15) or 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

         We will vigorously defend ourselves in this action and strongly questions the merit of all claims alleged by plaintiffs. We retained the Florida law firm of Shutts & Bowen LLP, to defend us in this matter. We have filed a motion to dismiss the complaint of plaintiffs, Brian Savage, Thomas Sinclair and Sokol Holdings, Inc., on several grounds. The motion was scheduled for hearing in late August 2004, however, that hearing has been stayed to allow the parties to conduct jurisdictional discovery. Due to concerns about a potential conflict of interest, Shutts & Bowen LLP, filed a motion to withdraw as our counsel in this matter. The matter has been heard by the court and the parties are awaiting the order of the court granting the motion to withdraw. We are currently searching for new counsel to represent us in this matter. There were no other significant changes in this matter during the quarter.

         In the opinion of management, the resolution of this lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows.

         Other than the foregoing, to the knowledge of management, there is no other material litigation or governmental agency proceeding pending or threatened against the Company or our management.

Item 2. Changes in Securities

         During the quarter ended September 30, 2004, and subsequent thereto, the following equity securities, which were not registered under the Securities Act of 1933, were issued.

         During the quarter we issued 4,584,340 restricted common shares to investors for $4.00 per share, raising gross proceeds of $18,337,360 in a private placement. The shares were issued without registration under the Securities Act of 1933 in reliance upon exemptions from registration pursuant to Rule 506 of Regulation D and Regulations S of the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

         In connection with the private placement, at the Closing of the private placement we granted placement agent warrants to Aton Securities, Inc., and Credifinance Securities, Ltd., a related company through a common director, in the amounts of 309,454 and 148,980 respectively, to purchase shares of our common stock at $4.00 per share. These warrants are immediately exercisable and expire at various times with the earliest warrants expiring on January 31, 2006 and the latest warrants expiring on March 19, 2006. The warrants were issued without registration under the Securities Act of 1933 in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

Item 4. Submission of Matters to a Vote of Security Holders

         On October 8, 2004, the Company held its annual meeting of stockholders. The total number of shares entitled to be voted at the meeting was 28,263,766. At the meeting the shareholders were asked to vote on the following matters:

         1) To amend the Certificate of Incorporation of the Company to accomplish several purposes. First, to increase the authorized common stock of the Company from 50,000,000 shares to 100,000,000 shares. Second to eliminate the currently authorized 1,500,000 shares of Series A preferred stock, 1,000 shares of Series B preferred stock and 1,000 shares of Series C preferred stock of the Company and replace it with 20,000,000 shares of preferred stock, the rights preferences and privileges of which will be designated by the Board of Directors prior to issuance of such shares. Third to update the Company's Certificate of Incorporation to be more consistent with and take greater advantage of the General Corporation Law of the State of Delaware and the Company's Bylaws. 20,462,040 shares voted in favor of this proposal, no shares voted against or abstained from voting on this proposal.

         2) To elect six individuals to the board of directors of the Company on staggered terms, with certain directors being elected for one year (Class I Directors), two year (Class II Directors), and three year (Class III Directors) terms and to retain a seventh directorship vacant until such time as an individual who is both independent and may qualify as a "financial expert" to serve on the Company's audit committee can be appointed by the Board of Directors. This seventh directorship to be classified as a Class I Director. Each of the individuals nominated and elected as a director at the meeting was a director of the Company prior to the meeting. The following individual were elected to the Board of Directors of the Company:

                                                  For              Abstain
                                                  ---              -------
                  Class I Directors:
                  ------------------
                  Georges Benarroch            20,462,040            -0-
                  Valery Tolkachev             20,462,040            -0-

                  Class II Directors:
                  -------------------
                  Alexandre Agaian             20,462,040            -0-
                  Mirgali Kunayev              20,462,040            -0-

                  Class III Directors:
                  --------------------
                  Bakhytbek Baiseitove         20,462,040            -0-
                  Boris Cherdabayev            20,462,040            -0-

         3) To approve the BMB Munai, Inc., 2004 Stock Incentive Plan. 20,462,040 shares voted in favor of this proposal, no shares voted against or abstained from voting on this proposal.

         4) To ratify the actions of our directors for the last fiscal year, and for the period from the fiscal year end through the date of the special shareholder meeting. 20,462,040 shares voted in favor of this proposal, no shares voted against or abstained from voting on this proposal.

         Following the vote on these matters, the annual meeting was adjourned until October 11, 2004. The meeting was reconvened on October 11, 2004, to discuss and vote upon the proposal to change the domicile of the Company from the State of Delaware to the State of Nevada for the purpose of decreasing our franchise tax obligations. 20,462,040 shares voted in favor of this proposal, no shares voted against or abstained from voting on this proposal.

Item 5. Other Information

         As discussed above, on May 24, 2004, we agreed to purchase the 30% interest of our minority partner in Emir Oil. During the quarter, the necessary paperwork required by the Republic of Kazakhstan was completed and the acquisition was finalized. As a result of the acquisition, Emir Oil became a wholly owned subsidiary of BMB Munai.

Item 6. Exhibits and Reports on Form 8-K

         (A) Reports on Form 8-K

         On September 3, 2004, we filed a Current Report on Form 8-K disclosing the adoption of new Company Bylaws by the board of directors with the primary purpose of updating the Company's Bylaws to more closely follow the General Corporation Law of the State of Delaware.

         Subsequent to the quarter end on October 4, 2004, we filed a Current Report on Form 8-K, in conformity with Regulation FD disclosing the issuance of a press release announcing the results of a reserve evaluation on the Aksaz, Dolinnoe and Emir oil and gas fields.

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

                                                      BMB MUNAI, INC.


November 11, 2004                                      /s/ Alexandre Agaian
                                                      --------------------------
                                                      Alexandre Agaian,
                                                      Co-Chief Executive Officer


November 11, 2004                                      /s/ Boris Cherdabayev
                                                      --------------------------
                                                      Boris Cherdabayev,
                                                      Co-Chief Executive Officer


November 11, 2004                                      /s/ Anuar Kulmagambetov
                                                      --------------------------
                                                      Anuar Kulmagambetov,
                                                      Chief Financial Officer