Form 10QSB
period 2004-12-31
BMB MUNAI INC
filed 2005-02-14
CIK 924805

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
December 31, 2004                                                      000-28638


                                 BMB MUNAI, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
          -------------------------------------------------------------
          (State or other jurisdiction of incorporation or organization

                                   30-0233726
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                20A Kazibek Bi Street, Almaty, 480100 Kazakhstan
                ------------------------------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: common stock, par value $0.001; 28,513,766 shares outstanding as of February 3, 2005.

Transitional small business disclosure format (check one) Yes [ ] No [X]

                                 BMB MUNAI, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 2004
           and March 31, 2004 .............................................   3

         Unaudited Consolidated Statements of Loss for the Three
           and Nine Months Ended December 31, 2004, the Three Months
           Ended December 31, 2003, the period from inception
           (May 6, 2003) to December 31, 2003 and for the period
           from inception (May 6, 2003) to December 31, 2004................  4

         Unaudited Consolidated Statements of Cash Flows for the
           Nine Months Ended December 31, 2004 and the period from
           inception (May 6, 2003) to December 31, 2003.....................  5

         Notes to Unaudited Consolidated Financial Statements...............  6

     Item 2.  Managements Discussion and Analysis or Plan of Operation...... 13

     Item 3.  Controls and Procedures....................................... 22

PART II -- OTHER INFORMATION

     Item 1.  Legal Proceedings............................................. 23

     Item 4.  Submission of Matters to a Vote of Security Holders........... 23

     Item 6.  Exhibits ..................................................... 24

     Signatures............................................................. 25

PART I - FINANCIAL INFORMATION

                  Item 1 - Financial Statements

                                                   BMB MUNAI, INC.
                                             (A Development Stage Entity)
                                              CONSOLIDATED BALANCE SHEETS

                         ASSETS
                                                                                           December 31,     March 31,
                                                                                                2004          2004
                                                                                            (Unaudited)
CURRENT ASSETS
         CASH AND CASH EQUIVALENTS                                                        $  1,063,270    $  2,126,355
         MARKETABLE SECURITIES                                                                 776,817       2,879,136
         INVENTORIES                                                                         3,353,255         183,884
         PREPAID AND OTHER ASSETS                                                            4,769,890         522,148
         INTEREST RECEIVABLE                                                                    17,539               -
         LOAN RECEIVABLE                                                                       370,987               -
                                                                                       --------------------------------
TOTAL CURRENT ASSETS                                                                        10,351,758       5,711,523
                                                                                       --------------------------------

LONG TERM ASSETS
         FIXED ASSETS LESS ACCUMULATED DEPRECIATION                                            987,651         259,653
         OIL AND GAS PROPERTIES, FULL COST METHOD, LESS ACCUMULATED DEPRECIATION            42,836,248      12,489,931
         INTANGIBLE ASSETS                                                                      15,670           5,411
         RESTRICTED CASH                                                                        60,057          20,000
         DEPOSITS                                                                               23,672          21,172
                                                                                       --------------------------------
TOTAL LONG TERM ASSETS                                                                      43,923,298      12,796,167
                                                                                       --------------------------------
TOTAL ASSETS                                                                              $ 54,275,056    $ 18,507,690
                                                                                       ================================

                         LIABILITIES

CURRENT LIABILITIES
         ACCOUNTS PAYABLE                                                                 $  1,702,006    $    332,487
         DUE TO RESERVOIR CONSULTANTS                                                          278,000         278,000
         ACCRUED LIABILITIES                                                                   121,335          56,232
                                                                                       --------------------------------
TOTAL CURRENT LIABILITIES                                                                    2,101,341         666,719
                                                                                       --------------------------------
LONG TERM LIABILITIES
         DUE TO RESERVOIR CONSULTANTS                                                          222,000         222,000
         DUE TO THE GOVERNMENT OF KAZAKHSTAN                                                 5,994,745       5,994,745
         LIQUIDATION FUND                                                                       60,057          20,000
                                                                                       --------------------------------
TOTAL LONG TERM LIABILITIES                                                                  6,276,802       6,236,745
                                                                                       --------------------------------
TOTAL LIABILITIES                                                                            8,378,143       6,903,464

MINORITY INTEREST                                                                                    -          82,134

COMMITMENTS AND CONTINGENCIES

                         SHAREHOLDERS' EQUITY

CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL
       Preferred Stock, $0.001 par value
         Authorized - 20,000,000 shares
         Issued and outstanding - None                                                               -               -
       Common Stock, $0.001 par value
         Authorized - 100,000,000 shares
         Issued and outstanding - 28,513,762                                                    28,514          20,429
ADDITIONAL PAID IN CAPITAL                                                                  48,494,266      12,115,445
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                            (2,625,867)       (613,782)
                                                                                       --------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                                  45,896,913      11,522,092
                                                                                       --------------------------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                  $ 54,275,056    $ 18,507,690
                                                                                       ================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                               3

                                                         BMB MUNAI, INC.
                                                  (A Development Stage Entity)
                                          UNAUDITED CONSOLIDATED STATEMENTS OF THE LOSS



                                                                                             Period from    Period from
                                                                                              inception      inception
                                                Three Months   Three Months   Nine Months    (May 6, 2003)  (May 6, 2003)
                                                   Ended          Ended         Ended          through         through
                                                December 31,   December 31,   December 31,   December 31,    December 31,
                                                    2004           2003          2004           2003            2004
                                                -----------    -----------   ------------    -----------    -----------
REVENUES
           OIL SALES                            $    55,904    $         -   $    347,891    $         -    $   347,891
                                                -----------------------------------------------------------------------


EXPENSES
      OPERATING COSTS
           PRODUCTION COSTS                         (24,370)             -        (85,619)             -        (85,619)
           GENERAL AND ADMINISTRATIVE            (1,298,613)      (196,412)    (2,716,894)      (226,508)    (3,498,651)
            DEPRECIATION AND AMORTIZATION           (21,917)          (271)       (49,103)          (271)       (53,861)
                                                -----------------------------------------------------------------------
      TOTAL EXPENSES                             (1,344,900)      (196,683)    (2,851,616)      (226,779)    (3,638,131)
                                                -----------------------------------------------------------------------
LOSS FROM OPERATIONS                             (1,288,996)      (196,683)    (2,503,725)      (226,779)    (3,290,240)
                                                -----------------------------------------------------------------------

OTHER INCOME (EXPENSE)
      REALIZED GAINS ON MARKETABLE SECURITIES            46              -         58,944              -         78,312
      UNREALIZED GAIN (LOSS) ON MARKETABLE
        SECURITIES                                    4,666        197,550       (287,944)       197,550        (39,537)
      NET INTEREST INCOME (EXPENSE)                 126,331        (29,463)       122,430        (86,702)        38,423
      FOREIGN CURRENCY EXCHANGE GAIN                329,339              -        532,025              -        602,974
      OTHER INCOME / EXPENSE  (NET)                  (9,049)       (25,920)        (9,049)       (26,967)        (9,049)
                                                -----------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                        451,333        142,167        416,406         83,881        671,123
                                                -----------------------------------------------------------------------

NET LOSS BEFORE INCOME TAXES AND MINORITY
  INTEREST                                         (837,663)       (54,516)    (2,087,319)      (142,898)    (2,619,117)
                                                -----------------------------------------------------------------------
INCOME TAX EXPENSE                                    6,750              -          6,750              -          6,750
                                                -----------------------------------------------------------------------
NET LOSS BEFORE MINORITY INTEREST                  (844,413)       (54,516)    (2,094,069)      (142,898)    (2,625,867)

MINORITY INTEREST                                         -        (50,443)             -        (51,175)             -
                                                -----------------------------------------------------------------------
NET LOSS                                        $  (844,413)   $  (104,959)  $ (2,094,069)   $  (194,073)   $(2,625,867)
                                                =======================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       28,513,761     17,190,833     25,128,792     16,049,400     20,848,144
LOSS PER COMMON SHARE BASIC AND DILUTED         $     (0.03)   $     (0.01)  $      (0.08)   $     (0.01)   $     (0.13)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                                4

                                                         BMB MUNAI, INC.
                                                  (A Development Stage Entity)
                                         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Period from           Period from
                                                                                           inception             inception
                                                                    Nine Months         (May 6, 2003)         (May 6, 2003)
                                                                       Ended                through               through
                                                                    December 31,          December 31,          December 31,
                                                                        2004                  2003                 2004
                                                                    ------------         ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                            $ (2,094,069)        $   (194,073)         $ (2,625,867)
Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities
           Depreciation and amortization                                  49,103                  271                53,861
           Minority interest in operations of subsidiary                       -               51,175
Changes in operating assets and liabilities
        Increase in inventories                                       (3,169,371)            (391,452)           (3,353,255)
        Increase in prepaid and other assets                          (4,265,281)             (70,158)           (4,787,429)
        Increase in account payable and accrued liabilities            1,434,622              722,841             2,101,341
        Restricted cash                                                  (40,057)                   -               (60,057)
        Deposits                                                          (2,500)             (21,172)              (23,672)
                                                                    -------------------------------------------------------
Net cash provided by (used in) operating activities                   (8,087,553)              97,432            (8,695,078)
                                                                    -------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

        Investment in short term loan receivable                        (370,987)                   -              (370,987)
        Cash proceeds from sale of marketable securities               2,102,319                    -                     -
        Purchase of marketable securities                                      -                    -              (776,817)
        Acquisition of fixed assets                                     (775,016)            (165,600)           (1,039,427)
        Acquisition of intangible assets                                 (12,344)                   -               (17,755)
        Purchase of oil and gas properties                           (11,231,410)          (5,515,482)          (17,484,596)
                                                                    -------------------------------------------------------
Net cash used in investing activities                                (10,287,438)          (5,681,082)          (19,689,582)
                                                                    -------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

          Proceeds from sale of common stock                          17,311,906            9,936,024            27,247,930
          Repayment of short-term financing                                    -             (500,000)             (500,000)
          Procceds from short-term financing                                   -              500,000               500,000
          Proceed from issuanse of convertible debt                            -            2,000,000             2,000,000
          Proceeds from execise of common stock options                        -              200,000               200,000
                                                                    -------------------------------------------------------
Net cash provided by financing activities                             17,311,906           12,136,024            29,447,930
                                                                    -------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (1,063,085)           6,552,374             1,063,270
Cash at Beginning of the Period                                        2,126,355                    -                     -
                                                                    -------------------------------------------------------
Cash at End of the Period                                           $  1,063,270         $  6,552,374          $  1,063,270
                                                                    =======================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

           NON-CASH TRANSACTIONS
                                                                                                               ------------
           Acquisition of 30% of Emir Oil LLC by issuance 3,500,0000 common stock                              $ 19,075,000
                                                                                                               ============

                                                               5

BMB MUNAI, INC.
(A Development Stage Entity)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE A -ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Company was incorporated in Delaware on February 7, 1994. Prior to November 26, 2003, the Company existed under the name InterUnion Financial Corporation ("InterUnion"). The Company changed domicile from the State of Delaware to the State of Nevada in December 2004.

On November 26, 2003, InterUnion executed an Agreement and Plan of Merger (the "Agreement") with BMB Holding, Inc ("BMB"), a private Delaware corporation, formed for the purpose of acquiring and developing of oil and gas fields in the Republic of Kazakhstan.

The Company has minimal operations to date and is considered to be in the development stage. The Company began test production at one well in May 2004 and at two wells in December 2004.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB Report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes included in our March 31, 2004 Form 10-KSB Report.

BASIS OF CONSOLIDATION

The Company's financial statements present the consolidated results of BMB Munai, Inc., and Emir Oil LLP, its wholly owned subsidiary (hereinafter collectively referred to as the "Company"). All significant inter-company account balances and transactions have been eliminated.

Emir Oil has a fiscal year ending December 31, which is different from Company's fiscal year end. All transactions of Emir Oil from April 1, 2004 through December 31, 2004 are reflected in the Unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements.

CASH EQUIVALENTS

The Company considers all demand deposits and money market accounts purchased with an original maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

Marketable securities consist of short term repurchase agreements for securities issued by Kazakhstan banks and Kazakhstan financial institutions. The Company records these marketable securities as trading securities and any change in the fair market value is recorded in earnings. As of December 31, 2004, the Company

BMB MUNAI, INC.
(A Development Stage Entity)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

has marketable securities in amount of $776,817. All marketable securities have been pledged to collateralize payment to Saipem S.p.A., a European oil drilling and service company, for drilling services. The marketable securities are scheduled to be released from the security interest of Saipem S.p.A on February 9, 2005.

PREPAID AND OTHER ASSETS

Prepaid and other assets include a prepayment for tangible drilling materials in amount of $2,658,799 expected to be received in lots, the last lot to be received in February 2005.

LOAN RECEIVABLE

Loan receivable consists of a short-term loan to a Kazakhstan financial institution in the amount of $370,987 under reverse repurchase agreements and repurchase agreements. Deferred gain on the loan is reflected in current liabilities in the amount of $1,460.

RESTRICTED CASH

Restricted cash reflected in long-term assets consists of $60,057 deposited in a Kazakhstan bank and is restricted to meet possible environmental obligations according to the regulations of Kazakhstan (see Note F).

INVENTORY

Inventory represents tangible drilling materials required for drilling operations in the amount of $3,200,827 and spare parts, diesel fuel, and various materials for use in oil field operations. Inventory is valued using the weighted average method and is recorded at the lower of cost or net realizable value. Inventory also consists of crude oil of test production in the amount of $70,668.

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

OIL AND GAS PROPERTIES

The Company recently started test production at the Dolinnoe-1, Aksaz-1 and Emir-1 wells and has no other present production history, the Company follows the full cost method of accounting for its costs of acquisition, exploration and development of oil and gas properties.

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

Depreciation and amortization of producing properties shall be computed using the unit-of-production method based on estimated proved recoverable reserves. Depreciation of other depreciable assets shall be calculated using the straight line method based upon estimated useful life ranging from two to ten years. Maintenance and repairs shall be charged to expense as incurred. Renewals and betterments shall be capitalized.

Amortization of intangible assets with determinable lives shall be calculated using straight line method upon estimated useful life ranging from three to four years.

RISKS AND UNCERTAINTIES

The ability of the Company to realize the carrying value of its assets is dependent on being able to develop, transport and market oil and gas. Currently exports from the Republic of Kazakhstan are primarily dependent on transport routes either via rail, barge or pipeline through Russian territory. Domestic markets in the Republic of Kazakhstan might not permit world market price to be obtained. However, management believes that over the life of the project, transportation options will be improved by further increases in the capacity of the transportation options.

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

RECENT ACCOUNTING PRONOUNCEMENT

In December 2004, the FASB issued a revision of SFAS No. 123 "Share-Based Payment" (No. 123R). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees. The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of a liability instrument based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period. The grant-date for fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. The Company will be required to comply with this pronouncement for periods beginning after December 15, 2005.

NOTE B - GOING CONCERN

The Company's consolidated financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the process of building its oil and gas business, which is intended to generate revenue to sustain the operations of the Company. To fully develop the geographical area covered by the oil exploration license held by Emir, the Company needs substantial additional funding. Concurrently, prior to commencing oil production, the Company must also obtain a commercial production contract with the Government of Kazakhstan. The Company is legally entitled to receive this commercial production contract, has an exclusive right to negotiate this contract and the Government of Kazakhstan is obligated to conduct these negotiations under the Law of Petroleum in Kazakhstan. If no terms can be negotiated, the Company has a right to produce and sell oil, including export oil, under the Law of Petroleum for the term of its existing contract through June 9, 2007. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

NOTE C - ACQUISITION

On June 7, 2003, BMB acquired a 70% equity interest in Emir Oil for $1,300,000. On May 24, 2004, the Company agreed to purchase the remaining 30% interest of its minority interest partner in Emir Oil in exchange for 3,500,000 shares of restricted Company common stock. On August 6, 2004, the Company issued the 3,500,000 shares to its minority partner in Emir Oil. The aggregate purchase price was determined to be $19,075,000 using a price of our common shares on OTCBB on August 6, 2004 of $5.45 per share. The entire purchase price has been allocated to oil and gas properties in the accompanying consolidated balance sheet

The results of Emir's operations have been included in the consolidated financial statements since June 7, 2003. Emir had no operations prior to its acquisition by BMB. Emir holds an oil and gas exploration license for the ADE Block. Based on its ownership of Emir Oil, the Company is required to fund the exploration efforts of Emir Oil. (See Note G.) The Company anticipates henceforth the cost of exploration to be approximately $60,000,000, which the Company will seek to fund through additional equity and/or debt financing and the sale of oil produced during well testing.

NOTE D - FOREIGN ASSETS AND ECONOMIC CONCENTRATION

Marketable securities of $766,817 are held in short term repurchase agreements for securities issued by Kazakhstan banks and Kazakhstan financial institutions. Cash and Cash Equivalents include deposits in Kazakhstan banks in the amount $574,538. Restricted Cash reflected in the long-term assets consists of $60,057 deposited in a Kazakhstan bank and restricted to meet possible environmental obligations according to the regulations of Kazakhstan. The deposits in the banks of Kazakhstan and the securities are subject to country risk of the Republic of Kazakhstan. Furthermore, the primary asset of the Company is Emir Oil; an entity formed under the laws of the Republic Kazakhstan is also subject to country risk in the Republic of Kazakhstan.

NOTE E -FIXED ASSETS

Fixed Assets

Summary of the fixed assets net of accumulated depreciation is provided below:

                   Field facilities                              $      83,960
                   Field equipment                                     506,041
                   Field vehicles                                      139,979
                   Office vehicles                                     152,203
                   Office equipment and furniture                      157,250
                 -------------------------------------------------------------
                   Total                                             1,039,433
                   Accumulated Depreciation                             51,782
                 --------------------------------------------------------------
                   Net                                           $     987,651
                                                                 =============


NOTE F - LONG TERM LIABILITIES

Long Term Liabilities include:

1. Amounts due to the Government of Kazakhstan to reimburse the historical investments by the Government in the properties currently held under the exploration license and contract by Emir Oil. When Emir Oil obtains a commercial production license for the oil fields it currently holds exploration license to, as a condition to receipt of the commercial production license and contract for hydrocarbons by Emir Oil, Emir Oil will be required to negotiate a repayment schedule for the debt owed to the Government of the Republic of Kazakhstan. Should Emir Oil not proceed with acquisition of a production contract and license for any property that property would revert to the Government in settlement of Emir Oil's obligations to the Government.

2. The amount of $222,000 due to reservoir consultants represents a part of a $700,000 contract with PGS Reservoir Consultants payable during 2006. The Company has paid to PGS $200,000 during 2004 and will pay $278,000 in 2005.

3. Liquidation Fund. Under the laws of the Republic of Kazakhstan, the Company is obligated to set aside funds for required environmental remediation. Accordingly, the Company contributed $60,057 to the Liquidation Fund.

NOTE G - COMMITMENTS AND CONTINGENCIES

Under the terms of the five-year exploration contract, Emir Oil is required to spend a total of $27 million in exploration and development activities on the ADE Block. To retain its rights under the exploration contract, the Company must spend a minimum of $9.3 million in 2005 and $6 million in 2006. The failure to make these minimum capital expenditures could result in the loss of the exploration contract.

A lawsuit was filed in Florida naming the Company as one of the defendants. The claim alleges that the Plaintiff should have received compensation and/or a percentage of stock of the Company as a result of the merger between the Company and BMB Holding, Inc. The Company is confident that the matter shall be resolved in the Company's favor. The Company has retained legal counsel to protect its interests. In the opinion of the Company's management and legal counsel, the resolution of this lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows.

NOTE H - CAPITAL STOCK, ADDITIONAL PAID-IN-CAPITAL

Net Loss per Common Share

Basic earnings per share excludes any dilutive effects of option, warrants and convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similar to basic earnings per share. However, diluted earnings per share reflects the assumed conversion of all potentially dilutive securities.

 The following table sets forth the computation of basic and diluted loss per common share:

                                                                                                                  Period from
                                                                                                                    inception
                                               Three Months          Three Months           Nine Months           (May 6, 2003)
                                                   Ended                 Ended                 Ended                 through
                                             December 31, 2004     December 31, 2003     December 31, 2004       December 31, 2003
                                             -----------------     -----------------     -----------------       -----------------
Numerator:
Net loss and numerator for basic and
  diluted loss per share                         $ (844,413)           $ (104,959)          $(2,094,069)            $  (194,073)

Denominator:
Denominator for basic and diluted
loss per share, weighted average
shares                                            28,513,761            17,190,833           25,128,792              16,049,400

Net Loss per Share, Basic and Diluted            $    (0.03)           $    (0.01)          $     (0.08)            $     (0.01)

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

NOTE I - RELATED PARTY TRANSACTIONS

During nine months ended December 31, 2004, the following related party transactions occurred:

During nine months ended December 31, 2004, the Company retained the services of TatArka LLC, and Kazmorgeophysica, CJSC. TatArka was paid $393,791 to obtain 3D seismic data of ADE Block. Kazmorgeophysica was paid $59,875 for rendering other geophysical research services on ADE Block and $153,846 of advance payment. TatArka and Kazmorgeophysica are subsidiaries of a company that shared a common director with our Company.

The Company leases ground fuel tanks and other oil fuel storage facilities and warehouses from Term Oil, LLC., a Kazakhstan company. The lease payment for the nine months ended December 31, 2004, totaled to $166,195. Also, during nine months ended December 31, 2004, Term Oil, LLC was paid $15,381 of lease advance payment for the period from January 1, 2005 through March 31, 2005. One of our shareholders is an owner of Term Oil LLC.

Item 2.  Management's Discussion and Analysis or Plan of Operations

         The following discussion is intended to assist the reader in understanding our results of operations and our present financial condition. Our Consolidated Financial Statements and the accompanying notes included in this Form 10-QSB contains additional information that should be referred to when reviewing this material.

         Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. Please read Forward-Looking Information on page 22.

         We operate in one segment, oil and natural gas exploration, development and production.

Overview

         Prior to November 26, 2003, the Company existed under the name InterUnion Financial Corporation ("InterUnion"). The primary business strategy of InterUnion was to acquire majority interests in financial services businesses. On November 26, 2003, InterUnion executed an Agreement and Plan of Merger with BMB Holding, Inc., a private Delaware corporation, formed for the purpose of acquiring and developing oil and gas fields in the Republic of Kazakhstan ("ROK"). Pursuant to the Agreement, BMB Holding merged into InterUnion, with InterUnion being the surviving corporation. For accounting purposes, the transaction was treated as a reverse merger under accounting principles generally accepted in the United States, with BMB Holding and its then 70% owned subsidiary, Emir Oil, treated as the surviving entity. BMB Holding was incorporated on May 6, 2003. Following the merger, we changed our name to BMB Munai, Inc.

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

         We anticipate spending between $25 million and $30 million in the continued exploration and development of the ADE Block in the next twelve months. In September 2004, we completed a private placement in which we sold 4,584,340 shares of our common stock for $4.00 per share to raise gross proceeds of $18,337,360. After paying commissions, fees and costs of the offering, we realized net proceeds of $17,311,906. This money has and will continue to be used primarily to fund our exploration and development efforts. We also intend to apply proceeds from the sale of oil we produce during well testing to help fund our exploration and development activities. We anticipate the need to raise an additional $40,000,000 to support exploration and development activities before we expect income from oil production to be sufficient to meet our needs for operating capital.

         Extension of the License Territory

         During the quarter, we received written notification from the Ministry of Energy and Mineral Resources of the ROK that the Ministry had approved and finalized an amendment to the oil and gas exploration license AI No. 1552 and Contract No. 482 for Exploration of Hydrocarbons in Aksaz-Dolinnoe-Emir oil fields held by Emir extending the ADE Block licensed territory by an additional 64,247 acres, (approximately 260 square kilometers.) Reinterpretation of 2D seismic data from the Soviet Union era performed by PGS-GIS, of Almaty, Kazakhstan, showed four oil and gas bearing structures of deeper Triassic formations that have geologic composition similar to the ADE block where discovered.

         The amendment grants us the exclusive right to explore the additional territory during the remaining term of the license, which expires in July 2007. Pursuant to the terms of the amendment, we are required to spend a minimum of $5,500,000 exploring and/or developing the extended territory, with a minimum of $3,000,000 in exploration and/or development in 2006 and $2,500,000 in 2007. These commitments are in addition to our commitments under the original license.

         New Wells

         During the next twelve months we intend to spend at least $20 million to drill new exploratory wells. Initially we will focus our drilling efforts in the Dolinnoe and Askaz oil fields, where we hope to drill at least one new exploratory well, Dolinnoe-3, and drill-in two wells, Aksaz-3 and Aksaz-4. Construction of the Dolinnoe-2 well was completed on January 4, 2005. Preliminary tests indicated the presence of four oil bearing zones. Inside the producing intervals core sampling, geophysical research and formation testing were completed and oil and gas flow was discovered. Preparatory works for more extensive testing are currently under way. It is anticipated that the Dolinnoe-2 well could go into test production in March 2005. Subsequent to quarter end, a drilling rig has been moved to the drilling site of the Dolinnoe-3 well. On January 26, 2005, we commenced drilling of the Dolinnoe-3 well. Presently, the well has been drilled to 1,194 meters.

         In January 2004, dismantling of the drilling rig at the Aksaz-3 well, which was abandoned during the Soviet Union period, was completed. This rig hindered further drilling works at this well site. At the present time similar dismantling works are under way on the Aksaz-4 well. The Aksaz-3 and Aksaz-4 wells were previously incompletely drilled and spudded during the Soviet Union period to determine the commercial viability of additional drilling at these sites. During the 1990s, each of these wells was cased to approximately 3,400 meters. The Company expects the cost to drill these wells the remaining distance to the pay zones will be relatively inexpensive.


         Workover of Existing Wells

         In the next twelve months we will continue workover of wells existing since the Soviet Union period in the ADE Block. The Dolinnoe-1 well continues steady production of approximately 165 barrels per day. The output of this well is only from the top 7 meters of the pay zone due to equipment that was abandoned in the well. Removal of this geophysical equipment is planned to occur during 2005, which should increase production at the well. In December subsurface workover of the Emir-1 well included the lowering of a deep sucker-rod pump into the well. We are currently carrying out crude oil and gas test production at this well site. Finally, during the quarter, we completed development works at the Aksaz-1 well. As a result, gas and gas condensate flow was discovered at the Aksaz-1 well.

         Infrastructure Improvements

         We plan to continue improving existing infrastructure in the ADE Block. During the quarter we completed construction of 8.6 km pipeline connecting the Dolinnoe and Aksaz fields. We have also completed construction of a gas collection and pre-sale processing facility in the Aksaz field for natural gas produced at ADE Block, including a well head heater, heat exchanger, oil and gas separator, two pumping units and a 1,260 barrel oil products tank. We also began developing plans to construct a 16 kilometer natural gas pipeline connecting the Aksaz processing facility to an existing gas pipeline that ties into the Aktau gas grid. This will allow us to sell natural gas to customers in Aktau. During the quarter we also completed installation of a rocker machine on the Emir-1 well and laid 300 meters of power line to supply electricity for the rocker machine. In the next twelve months we plan to continue to improve power supply to the ADE Block through the construction of additional 6 kilowatt power lines running through the ADE Block. We will also continue expanding the road network within the ADE Block.

         Oil Production and Sale

         We have been engaged in test production and selling of crude oil since May, 2004. Due to a lack of oil storage capacity at the storage facility we lease, all of our crude oil sales have been to the Kazakhstan domestic market. The average price per barrel of crude oil in the Kazakhstan domestic market during that time has been approximately $14 per barrel. During the quarter, however, capacity at the storage facility was increased from 945 barrels to 20,000 barrels as the result of reconstruction of two ground fuel tanks. With this increase in oil storage capacity, we are now able to collect sufficient volumes of oil for export and sale to the international market.

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

Results of Operations

         Three months ended December 31, 2004, compared to the three months ended December 31, 2003

         Revenues. During the three months ended December 31, 2004, we realized revenues of $55,904, compared to $0 during the three months ended December 31, 2003. All revenues were from the sell of oil produced in test production. This increase in revenues in the current year is primarily the result of the fact that in the prior year we were just beginning operations and seeking to acquire rights to oil and gas properties. We anticipate revenues will continue to increase in the upcoming fiscal quarters. At the present time, however, it is unclear the rate at which our revenues may increase.

         Expenses. During the three months ended December 31, 2004, we incurred total expenses of $1,344,900 compared to expenses of $196,683 during the three months ended December 31, 2003. Again, the increase is primarily the result of the growth of our operations during the past twelve months. For instance, during the three month period ended December 31, 2003, we incurred general and administrative expenses of $196,412, compared to $1,298,613 in the quarter ended December 31, 2004. This increase is largely the result of hiring personnel to operate our business, as well as travel and professional expenses including accounting and legal fees. Also during the quarter ended December 31, 2004, we incurred production costs of $24,370 and amortization and depreciation expenses of $21,917. By comparison, we incurred no production costs and depreciation and amortization costs of $271 in the quarter ended December 31, 2003. We expect that as we execute our planned business activities over the next twelve months our expenses will continue to increase at the same or greater rates.

         Loss from Operations. During the three months ended December 31, 2004, we incurred losses from operations totaling $1,288,996 compared to operating losses of $196,683 for the three months ended December 31, 2003. These losses, at least in part, are the result of us incurring significant expenses in connection with the development of our oil fields before we can produce any significant quantities of oil or gas. If we are unable to develop our oil and gas fields to a level where oil and gas production and sales offset the costs of exploration, development and production, we will continue to generate operating losses until such time as we can no longer continue operations. At this time, it is unclear when we will generate sufficient revenue from oil and gas production to offset expenses, if at all.

         Other Income. During the three months ended December 31, 2004, we realized other income totaling $451,333 compared to other expenses of $142,167 for the three months ended December 31, 2003. The current year other income included realized gains and unrealized gains on marketable securities of $4,712, net interest of $126,331 and foreign currency exchange gain of $329,339, partially offset by other net expense of $9,049. During the quarter ended December 31, 2003, we realized no gain or loss on marketable securities and had unrealized gain on marketable securities of $197,550, which was partially offset by net interest expense of $29,463 and other net expense of $25,920. During the current fiscal year we have raised approximately $17 million through the sale of our securities in private placement transactions. Therefore, during the fiscal quarter ended December 31, 2004, we had funds that were not being used in operations that we invested in marketable securities. We expect to use all of the funds we have raised to fund our operations. Until such time as they are needed, however, such funds may be used to purchase marketable securities. We anticipate that as funds are used in operations over the next twelve months, gains and losses from marketable securities, both realized and unrealized, will continue to decrease.

         Net Loss. During the three months ended December 31, 2004, we realized a net loss of $844,413 compared to a net loss of $104,959 for the three months ended December 31, 2003. As discussed above this net loss is largely the result of the increased size or our operations at December 31, 2004, compared to December 31, 2003. We anticipate that we will continue to realize net losses from operations until such time as revenues generated from oil and gas production and sales and other income offset our expenses. At this time, it is unclear when, or if, that may occur.

         Nine months ended December 31, 2004, compared to the period from inception (May 6, 2003) to December 31, 2003.

         As discussed above, we incorporated on May 6, 2003, therefore, we do not have a comparable prior period. Rather all comparisons to the period ended December 31, 2003, will be for the period from May 6, 2003 through December 31, 2003.

         Revenues. During the nine months ended December 31, 2004, we realized revenues of $347,891, compared to $0 for the period from May 6, 2003, to December 31, 2003. All revenues were from the sell of oil produced in test production. This increase in revenues in the current year is primarily the result of the fact that in the prior year we were just beginning operations and seeking to acquire rights to oil and gas properties. We anticipate revenues will continue to increase in the upcoming fiscal quarters. At the present time, however, it is unclear the rate at which our revenues may increase.

         Expenses. During the nine months ended December 31, 2004, we incurred total expenses of $2,851,616 compared to expenses of $226,779 during the period from May 6, 2003, to December 31, 2003. Again, the increase is primarily the result of the growth of our operations during the past twelve months. For instance, during the period from May 6, 2003 to December 31, 2003, we incurred general and administrative expenses of $226,508, compared to $2,716,894 during the nine months ended December 31, 2004. This increase is largely the result of hiring personnel to operate our business, as well as travel and professional expenses including accounting and legal fees. Also during the quarter ended December 31, 2004, we incurred production costs of $85,619 and amortization and depreciation expenses of $49,103 by comparison, we incurred no production costs and $271 in depreciation and amortization during the period from May 6, 2003 through December 31, 2003. We expect that as we continue to execute our planned business activities over the next twelve months our expenses will continue to increase at the same or greater rates.

         Loss from Operations. During the nine months ended December 31, 2004, we incurred losses from operations totaling $2,503,725 compared to operating losses of $226,779 for the period from May 6, 2003, through December 31, 2003. These losses were largely the result of incurring expenses in connection with the development of our oil fields before they produce any oil or gas. If we are unable to develop our oil and gas fields to a level where oil and gas production and sales offset the costs of exploration, development and production, we will continue to generate operating losses until such time as we can no longer continue operations. At this time, it is unclear when we will generate sufficient revenue from oil and gas production to offset expenses, if at all.

         Other Expense. During the nine month period ended December 31 2004, we realized total other income of $416,406, compared to $83,881 for the period from May 6, 2003, to December 31, 2003. The current period other expenses included a realized gain on marketable securities of $58,944, net interest income of $122,430 and foreign currency exchange gain of $532,025, offset in part by unrealized loss on marketable securities of $287,944. By comparison, during the period from May 6, 2003, to December 31, 2003, we realized no gains on marketable securities and had unrealized gain on marketable securities of $197,550, which was partially offset by net interest expense of $86,702 and other net expense of $26,967.

         Net Loss. During the nine months ended December 31, 2004, we realized a net loss of $2,094,069 compared to a net loss of $194,073 for the period from May 6, 2003 through December 31, 2003. As discussed above this net loss is largely the result of the increased size or our operations at December 31, 2004, compared to December 30, 2003. We anticipate that we will continue to realize net losses from operations until such time as revenues generated from oil and gas production and sales and other income offset our expenses. At this time, it is unclear when, or if, that may occur

Liquidity and Capital Resources

         Since inception on May 6, 2003, our capital resources have primarily consisted of funds raised through the sale of our common stock and debt convertible to our common stock. We anticipate our capital resources in the upcoming twelve months will likewise consist largely of funds raised in financing activities completed during the quarter ended September 30, 2004, additional debt and/or equity financing which the Company will seek, and to some level, revenues from oil sales.

         Note B of the Notes to the Financial Statements discloses several factors that raise substantial doubt about our ability to continue as a going concern. Among those noted is the fact that we will need significant additional funding to develop the geographical area covered by our exploration and development license. As discussed herein, we have completed the private placement of 4,584,340 shares of our common stock raising net proceeds of $17,311,906. Most of these funds have now been used. We anticipate the need to raise an additional $25,000,000 to $30,000,000 to meet our exploration, development, production and operational needs for the next twelve months.

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

         Cash Flows

         During the nine months ended December 31, 2004, cash was primarily used to fund exploration and development related activities. We had a net decrease in cash and cash equivalents of $1,063,085 during the nine months ended December 31, 2004, compared to a net increase of cash and cash equivalents of $6,552,374 in the period from May 6, 2003 to December 31, 2003. See below for additional discussion and analysis of cash flow.

                                                          Nine months ended      Period from inception (May 6, 2003)
                                                          December 31, 2004           through December 31, 2003
                                                      -------------------------- -------------------------------------
Net cash provided (used) in operating activities            $ (8,087,553)                  $    97,432
Net cash used in investing activities                       $(10,287,438)                  $(5,681,082)
Net cash provided by financing activities                   $ 17,311,906                   $12,136,024
                                                      --------------------             -----------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                 $   1,063,085                  $  6,552,374
                                                      ====================             =================

         During the nine months ended December 31, 2004, net cash used in operations was $8,087,553, compared to net cash provided from operations of $97,432 during the period from May 6, 2003 to December 31, 2003. This significant increase in net cash used in operation was the result of our aggressive exploration and development strategy, as net loss, increase in inventories, increase in prepaid and other assets, restricted cash and deposits was only partially offset by increases in accounts payable and accrued liabilities. Net cash used in investing activities was $10,287,438, compared to $5,681,082 for the period from inception to December 31, 2003. The increase in net cash used in investing activities included investment in a short term loan receivable, acquisitions of fixed and intangible assets, as well as acquisition of additional oil and gas properties, partially offset by cash proceeds from the sale of marketable securities. During the nine months ended December 31, 2004, $17,311,906 was provided from the private placement of our common stock. At December 31, 2004, we had cash on hand of $1,063,270, compared to cash on hand at December 31, 2003, of $6,552,374, again this decrease in cash on hand is the result of our aggressive efforts to explore and develop the ADE Block. As a result we have incurred significant costs and expenses, which have not been offset by significant revenues.

         We continually evaluate our capital needs and compare them to our capital resources. Our budgeted capital expenditures for the upcoming twelve months are $20 million to $25 million for exploration, development, production and acquisitions. As discussed above, we have already spent most of the funds raised in the private placement we completed during the quarter ended September 30, 2004. Therefore, we will need to seek additional funds either in the equity or debt markets to fund the remainder of our budgeted capital expenditures and to continue our operations. If we are unsuccessful in obtaining significant additional capital, we may be forced to significantly curtail our exploration and development activities or even to terminate operations until such time as appropriate funds can be raised.

Contractual Obligations and Contingencies

         The following table lists our significant commitments at December 31, 2004, excluding current liabilities as listed on our consolidated balance sheet:

                                                              Payments Due By Period
                                         ------------------------------------------------------------------------
                                                           Less than                                    After
   Contractual Obligations                   Total           1 year     1-3 years      4-5 years       5 years
-----------------------------------------------------------------------------------------------------------------
Capital Expenditure Commitment(1)        $27,000,000      $9,300,000    $8,500,000    $       --   $         --
Due to the Government of Kazakhstan(2)     5,994,745              --            --     5,994,745             --
Due to Reservoir Consultants                 500,000         278,000       222,000            --             --
Liquidation Fund                              20,000              --        20,000            --             --
-----------------------------------------------------------------------------------------------------------------
         Total                           $33,514,745      $9,578,000    $8,742,000    $5,994,745   $         --
-----------------------------------------------------------------------------------------------------------------

         (1) Under the terms of our Contract with the ROK, we are required to spend a total of at least $27 million dollars in exploration, development and improvements within the ADE Block, as extended during the term of the license, including $9.3 million in the 2005 calendar year, $6 million in the 2006 calendar year and $2.5 million in the 2007 calendar year. If we fail to do so, we may be subject to the loss of our Contract.

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

         As of December 31, 2004, we had no off-balance sheet financing arrangements.

Recently Issued Accounting Pronouncement

            In December 2004, the FASB issued a revision of SFAS No. 123 "Share-Based Payment" (No. 123R). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees. The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of a liability instrument based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period. The grant-date for fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. The Company will be required to comply with this pronouncement for periods beginning after December 15, 2005.

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

Item 3.  Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officers and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13A-15(e) under the Securities Exchange Act of 1934 ("Exchange Act") as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on their evaluation, the Company's Chief Executive Officers and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable periods specified by the SEC's rules and forms.

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

         We will vigorously defend ourselves in this action and strongly questions the merit of all claims alleged by plaintiffs. During the quarter, we retained the law firm of Gunster, Yoakley & Stewart, P.A., located in Fort Lauderdale, Florida to represent us in connection with certain motions we filed with the court to dismiss the complaint of plaintiffs, Brian Savage, Thomas Sinclair and Sokol Holdings, Inc., on jurisdictional grounds. The motion was scheduled for hearing in late August 2004, however, that hearing has been stayed to allow the parties to conduct jurisdictional discovery. The hearing has not yet been rescheduled. There were no other significant changes in this matter during the quarter.

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

                                                     For              Abstain
                                                     ---              -------
                  Class I Directors:
                  Georges Benarroch               20,462,040            -0-
                  Valery Tolkachev                20,462,040            -0-

                  Class II Directors:
                  Alexandre Agaian                20,462,040            -0-
                  Mirgali Kunayev                 20,462,040            -0-

                  Class III Directors:
                  Bakhytbek Baiseitov             20,462,040            -0-
                  Boris Cherdabayev               20,462,040            -0-

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

Item 6. Exhibits

(A) Exhibits. The following exhibits are included as part of this report:

         Exhibit 3.1(1)             Articles of Incorporation of BMB Munai, Inc.
                                    (a Nevada corporation)
         Exhibit 3.2(1) By-Laws of BMB Munai, Inc. (as amended through January 13, 2005)
         Exhibit 10.1(2)            Extension of Emir Oil License
         Exhibit 31.1(2) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         Exhibit 31.2(2) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         Exhibit 31.3(2) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         Exhibit 32.1(2) Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         Exhibit 32.2(2) Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         Exhibit 32.3(2) Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (1) Previously filed as an exhibit to the Current Report of Form 8-K filed by the Company on January 18, 2005, and incorporated herein by this reference.
         (2) Filed herewith.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     BMB MUNAI, INC.



February 11, 2005                                     /s/ Alexandre Agaian
                                                     ---------------------------
                                                     Alexandre Agaian,
                                                     Co-Chief Executive Officer


February 11, 2005                                     /s/ Boris Cherdabayev
                                                     ---------------------------
                                                     Boris Cherdabayev,
                                                     Co-Chief Executive Officer


February 11, 2005                                     /s/ Anuar Kulmagambetov
                                                     ---------------------------
                                                     Anuar Kulmagambetov,
                                                     Chief Financial Officer