Form 10QSB/A
period 2004-12-31
BMB MUNAI INC
filed 2005-02-16
CIK 924805

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                 FORM 10-QSB/A-1

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
December 31, 2004                                                      000-28638


                                 BMB MUNAI, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
          ------------------------------------------------------------
          (State or other jurisdiction of incorporation or organization

                                   30-0233726
                       -----------------------------------
                      (I.R.S. Employer Identification No.)

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

                                 BMB MUNAI, INC.
                                  FORM 10-QSB/A
                                TABLE OF CONTENTS



EXPLANATORY NOTE ........................................................... 3

PART I -- FINANCIAL INFORMATION

     Item 2.  Management's Discussion and Analysis or Plan of Operation..... 3


PART II -- OTHER INFORMATION

     Item 6.  Exhibits..................................................... 12

     Signatures............................................................ 13

                Explantory Note to Amendment No. 1 to Form 10-QSB

         This Form 10-QSB/A is being filed to correct errors in the table of "Contractual Obligations and Contingencies" contained within the Management's Discussion and Analysis section of the Form 10-QSB for the quarter ended December 31, 2004, filed by the Company on February 14, 2005. The table incorrectly disclosed that the Company is contractually obligated to spend $8,500,000 during the period from "1-3 years" on Capital Expenditures in connection with its exploration license and contract. The correct amount of that obligation is $10,500,000. The table also incorrectly stated the obligation to the "Liquidation Fund" as $20,000 the correct amount has risen to $60,057 as properly reflected in the Company's financial statements. The table and Footnote 1 to the table have also been revised to reflect the corrections.

         The entire text of Part I, Item 2. Manangement's Discussion and Analysis has been included in this Form 10-QSB/A and reflects the revisions to the Contractual Obligations and Contingencies table discussed above. Otherwise, this Amendment No. 1 does not modify or update disclosures presented in the original Form 10-QSB. This Amendment No. 1 speaks to the original filing date of the Form 10-QSB on February 14, 2005, and does not modify or update disclosures contained therein, including the nature and character of such disclosures, to reflect events occurring, or items discovered, after the original filing date of the Form 10-QSB.

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

                                                                           Period from inception
                                                                               (May 6, 2003)
                                                       Nine months ended         through
                                                       December 31, 2004     December 31, 2003
                                                    -------------------- ------------------------

Net cash provided (used) in operating activities           $ (8,087,553)        $    97,432
Net cash used in investing activities                      $(10,287,438)        $(5,681,082)
Net cash provided by financing activities                  $ 17,311,906         $12,136,024
                                                    -------------------- -------------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                $  1,063,085         $ 6,552,374
                                                    ==================== ===================

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

Contractual Obligations and Contingencies

         The following table lists our significant commitments at December 31, 2004, excluding current liabilities as listed on our consolidated balance sheet:

                                                                    Payments Due By Period
                                         ----------------------------------------------------------------------------------
                                                           Less than                                              After
Contractual Obligations                     Total           1 year         1-3 years        4-5 years            5 years
----------------------------------------------------------------------------------------------------------------------------
Capital Expenditure Commitment(1)        $27,000,000      $9,300,000      $10,500,000    $          --       $          --
Due to the Government of Kazakhstan(2)     5,994,745              --               --        5,994,745                  --
Due to Reservoir Consultants                 500,000         278,000          222,000               --                  --
Liquidation Fund                              60,057              --           60,057               --                  --
----------------------------------------------------------------------------------------------------------------------------
         Total                           $33,554,802      $9,578,000      $10,782,057    $   5,994,745       $          --
============================================================================================================================


         (1) Under the terms of our Contract with the ROK, we are required to spend a total of at least $27 million dollars in exploration, development and improvements within the ADE Block, as extended during the term of the license, including $9.3 million in the 2005 calendar year, $6 million in the 2006 calendar year and $4.5 million in the 2007 calendar year. If we fail to do so, we may be subject to the loss of our Contract.

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

                                                     BMB MUNAI, INC.



February 16, 2005                                     /s/ Alexandre Agaian
                                                     ---------------------------
                                                     Alexandre Agaian,
                                                     Co-Chief Executive Officer



February 16, 2005                                     /s/ Boris Cherdabayev
                                                     ---------------------------
                                                     Boris Cherdabayev,
                                                     Co-Chief Executive Officer



February 16, 2005                                     /s/ Anuar Kulmagambetov
                                                     ---------------------------
                                                     Anuar Kulmagambetov,
                                                     Chief Financial Officer