Form 10KSB
period 2005-03-31
BMB MUNAI INC
filed 2005-07-14
CIK 924805

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-KSB

                   Annual Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the Fiscal Year Ended                                 Commission File Number
     March 31, 2005                                              000-28638

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

                20A Kazibek Bi Street, Almaty, Kazakhstan 480100
                ------------------------------------------------
                    (Address of principal executive offices)

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

The registrant's revenues for its most recent fiscal year: $973,646

The aggregate market value of the voting stock held by non-affiliates based on the average bid and ask prices of such stock on June 2, 2005 was approximately $67,590,415.

As of June 2, 2005, the registrant had 31,958,846 shares of its $.001 par value common stock outstanding.

Transitional small business disclosure format (check one)  Yes [ ]  No [X]

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                 BMB MUNAI, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS


PART I                                                                      Page
                                                                            ----

Item 1.  Description of Business                                               3
Item 2.  Description of the Properties                                         3
Item 3.  Legal Proceedings                                                    18
Item 4.  Submission of Matters to Vote of Security Holders                    19

PART II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters                                                19
Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          22
Item 7.  Financial Statements                                                 32
Item 8.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures                                          32
Item 8A. Controls and Procedures                                              32
Item 8B. Other Information                                                    32

PART III

Item 9.  Directors and Executives Officers of the Registrant                  33
Item 10. Executive Compensation                                               38
Item 11. Security Ownership of Certain Beneficial Owners and Management       39
Item 12. Certain Relationships and Related Transactions                       41
Item 13. Exhibits and Reports on Form 8-K                                     42
Item 14. Principal Accountant Fees and Services                               43

         Signatures                                                           44

                                 BMB MUNAI, INC.

         Unless otherwise indicated by the context, references herein to the "Company", "BMB", "we", our" or "us" means BMB Munai, Inc, a Nevada corporation, and its corporate subsidiaries and predecessors.

Forward Looking Information

         Certain of the statements contained in all parts of this document including, but not limited to, those relating to our drilling plans, future expenses, changes in wells operated and reserves, future growth and expansion, future exploration, future seismic data, expansion of operations, our ability to generate new prospects, our ability to obtain a production license, review of outside generated prospects and acquisitions, additional reserves and reserve increases, managing our asset base, expansion and improvement of capabilities, integration of new technology into operations, credit facilities, new prospects and drilling locations, future capital expenditures and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected cash flows from operations, future commodity price environment, expectations of timing, the outcome of legal proceedings, satisfaction of contingencies, the impact of any change in accounting policies on our financial statements, the number, timing or results of any wells, the plans for timing, interpretation and results of new or existing seismic surveys or seismic data, future production or reserves, future acquisitions of leases, lease options or other land rights, management's assessment of internal control over financial reporting, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts contained in this report are forward-looking statements. When used in this document, words like "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "plan," "forecast," "predict," "may," "should," "could," "will" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs and other factors detailed herein and in our other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                                     PART I

Items 1 and 2. Business and Properties

Overview

         BMB Munai, Inc., is an independent oil and natural gas company engaged in the exploration, development, acquisition and production of crude oil and natural gas properties in the Republic of Kazakhstan (sometimes also referred to herein as the "ROK" or "Kazakhstan"). During the fiscal year ended March 31, 2005, we changed our domicile from the State of Delaware to the State of Nevada. We are currently in the development stage. Our current drilling strategy is focused toward enhancing cash flows and increasing proved developed reserves by drilling developmental wells within a proximity of existing wells, which we believe decreases our likelihood of drilling a dry hole, while at the same time increasing our current production and cash flow. As our cash flow and proved developed reserves grow, we will begin drilling exploratory wells to find new reservoirs or extend known reservoirs. We believe this strategy will result in growth of proved developed reserves, production and financial strength.

Recent Developments

         At year end 2005, our net proved reserves were 40.9 million barrels of oil equivalent ("BOE"), comprised of 34 million barrels of oil and 42 billion cubic feet of natural gas. Reserves quoted in BOE were calculated using a conversion of 6 Mscf/bbl. Crude oil accounted for approximately 83% of those proved reserves. Approximately 40% of proved total reserves were developed as of year-end 2005 and they were all located onshore in western Kazakhstan. We began workover activities in December 2003 and drilling activities in July 2004. Through the fiscal year ended March 31, 2005, we have re-entered three previously existing wells and drilled two new wells. Of these five wells, one well is currently in test production, three wells are undergoing testing and one well is undergoing additional workover. In December 2004, the government of Kazakhstan granted an extension of our ADE Block, which added an additional 64,247 acres (approximately 260 square kilometers) to the ADE Block. The additional territory is adjacent to the ADE Block. In April 2005, we contracted with TatArka, LLP for a 3D seismic survey of the extended territory. We believe with the completion of a 3D seismic study and data processing and interpretation of the results of this study, we will have sufficient information to evaluate the oil and gas reserves of the extended territory, and prepare an efficient work program for further exploration and development of the extended territory.

Strategy

         Our goal is to increase stockholder value by investing in oil and natural gas projects with attractive rates of return on capital employed. We plan to achieve this goal by exploiting and developing our existing oil and gas properties and pursuing the acquisition of additional properties. We have and will continue to focus on the following:

         Increasing our Production and Cash Flow. To sustain our operations we need capital. To date, most of our operating capital has come from the sale of our securities. We believe that to increase shareholder value and economic stability, we need to increase our revenues by increasing our production. For this reason, we have focused our efforts on drilling developmental wells strategically located within proved areas with the intent to drill wells with a high probability of success. We believe this strategy will allow us to increase our current production and correspondingly our cash flows.

         Developing and Exploiting Existing Properties. We believe that there is significant value to be created by drilling the identified undeveloped opportunities on our properties. We own interest in 640 gross (640 net) developed acres, plus 960 gross (960 net) acres of proved undeveloped reserves. We also own interest in approximately 49,150 gross (49,150 net) unproved, undeveloped acres. Our expected capital budget for development of existing properties in fiscal 2006 is between $10 million and $14 million.

         Pursuing Profitable Acquisitions. While our emphasis in fiscal 2006 is anticipated to focus on the further development of our existing properties, we will continue to look for properties with both existing cash flow from production and future development potential. We intend to pursue acquisitions of properties that we believe have exploitation and development potential comparable to or greater than our existing properties. We have an experienced team of management professionals who will identify and evaluate acquisition opportunities.

Oil and Natural Gas Reserves

         The following table sets forth our estimated net proved oil and natural gas reserves and the present value of estimated cash flows related to such reserves as of March 31, 2005. We engaged Chapman Petroleum Engineering, Ltd. ("Chapman"), to estimate our net proved reserves, projected future production, estimated net revenue attributable to our proved reserves, and the present value of such estimated future net revenue as of March 31, 2005. Chapman's estimates are based upon a review of production histories and other geologic, economic, ownership and engineering data provided by us. Chapman has independently evaluated our reserves for the past nine months. In estimating the reserve quantities that are economically recoverable, Chapman used oil and natural gas prices in effect during March 2005 without giving effect to hedging activities. In accordance with requirements of the Securities and Exchange Commission (the "SEC") regulations, no price of cost escalation or reduction was considered by Chapman. The present value of estimated future net revenues before income taxes was prepared using constant prices as of the calculation date, discounted 10% per annum on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserved owned by us. The oil and natural gas reserve data included in or incorporated by reference in this document are only estimates and may prove to be inaccurate.

                                                                       Proved Reserves
                                                   ------------------------------------------------------------
                                                       Developed(1)         Undeveloped(2)            Total
                                                   -----------------    -------------------    ----------------
Oil and condensate (MBbls)(3)                              13,614                 20,344              33,958
Natural gas (MMcf)                                         15,917                 25,817              41,734
   Total BOE (MBbls)                                       16,267                 24,647              40,914

Estimated future net revenue before income
  taxes (M$)                                            $ 183,285              $ 263,603           $ 446,888

Present value of estimated future net
  revenue before income taxes (discounted
  10% per annum)(M$)(4)                                 $  61,881              $  24,107           $  85,988

(1) Proved developed reserves are proved reserves that are expected to be recovered from existing wells with existing equipment and operating methods.
(2) Proved undeveloped reserves are proved reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.
(3)  Includes natural gas liquids.
(4) Estimated future net reserves represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated future production and development costs, using the average oil and gas prices we had been receiving in the Kazakhstan domestic market, as of March 31, 2005, which were $0.50 per MMbtu of natural gas and $21.27 per Bbl of oil.

         The reserve data set forth herein represents estimates only. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates, and such revisions may be material. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Furthermore, the estimated future net revenue from proved reserves and the present value thereof are based upon certain assumptions, including current prices, production levels and costs that may not be what is actually incurred or realized.

         No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the SEC.

         In accordance with SEC regulations, the Chapman Report used oil and natural gas prices in effect at March 31, 2005. The prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect market prices for oil and natural gas production subsequent to March 31, 2005. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will actually be realized for such production or that existing contracts will be honored or judicially enforced.

Cost Information

         Capitalized Costs

         Capitalized costs and accumulated depletion, depreciation and amortization relating to our oil and natural gas producing activities, all of which are conducted in the Republic of Kazakhstan, are summarized below:

                                                             For the year ended         For the period from inception (May
                                                               March 31, 2005                6, 2003 to March 31, 2004
                                                             -------------------        ----------------------------------
Developed oil and natural gas properties                         $ 43,031,811                    $ 6,495,186
Unevaluated oil and natural gas properties                                  -                              -
Accumulated depletion, depreciation and amortization                  (67,452)                             -
                                                                 ------------                   ------------
Net capitalized cost                                             $ 42,964,359                   $  6,495,186
                                                                 ============                   ============

Exploration, Development and Acquisition Capital Expenditures

         The following table sets forth certain information regarding the total costs incurred associated with exploration, development and acquisition activities.
                                                   For the Year Ended          For the Period from Inception
                                                     March 31, 2005           (May 6, 2003) to March 31, 2004
                                                 ------------------------    --------------------------------
Acquisition costs:
    Unproved properties                               $          -                    $          -
    Proved properties                                   20,788,119                       1,713,119
Exploration costs                                        3,373,092                       2,659,872
Development costs                                       18,870,600                       2,122,195
                                                      ------------                    ------------
   Subtotal                                             43,031,811                       6,495,186
Asset retirement costs                                           -                               -
                                                      ------------                    ------------
    Total costs incurred                              $ 43,031,811                    $  6,495,186
                                                      ============                    ============

Oil and Natural Gas Volumes, Prices and Operating Expense

         The following table sets forth certain information regarding production volumes, average sales prices and average operating expense associated with our sale of oil and natural gas for the periods indicated.

                                                                                       For the Period from
                                                          For the Year Ended         Inception (May 6, 2003)
                                                            March 31, 2005              to March 31, 2004
                                                         -----------------------    --------------------------
Production:
    Oil and condensate (Bbls)                                      68,755                          -
    Natural gas liquids (Bbls)                                          -                          -
    Natural gas (Mcf)                                                   -                          -
    Barrels of oil equivalent (BOE)                                     -                          -

Average Sales Price(1):
    Oil and condensate ($ per Bbl)                                $ 15.17                      $   -
    Natural gas liquids ($ per Bbl)                               $     -                      $   -
    Natural gas ($ per Mcf)                                       $     -                      $   -
    Barrels of oil equivalent ($ per BOE)                         $     -                      $   -

Average oil and natural gas operating expenses including
   production and ad valorem taxes ($ per BOE)(2)                 $  3.08                      $   -

     (1) During the period from inception through the year ended March 31, 2005, the Company has not engaged in any hedging activities, including derivatives.
     (2) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), expensed workover costs and the administrative costs of field production personnel, insurance and production and ad valorem taxes.

Drilling Activity

         The following table sets forth our drilling activity for the period from inception (May 6, 2003) through March 31, 2004 and for the fiscal year ended March 31, 2005. In the table, "Gross" refers to the total wells in which we have a working interest or back-in working interest after payout and "Net" refers to gross wells multiplied by our working interest therein.

                                                     For the Year Ended                For the Period from Inception (May
                                                       March 31, 2005                     26, 2003) to March 31, 2004
                                            -------------------------------------    ---------------------------------------
                                                 Gross                Net                Gross                  Net
                                            ----------------    -----------------    ---------------     -------------------
Exploratory:
    Productive                                            -                    -                  -                       -
    Non-productive                                        -                    -                  -                       -
                                            ----------------    -----------------    ---------------     -------------------
       Total                                              -                    -                  -                       -
                                            ----------------    -----------------    ---------------     -------------------

Development:
    Productive                                            5                    5                  -                       -
    Non-productive                                        -                    -                  -                       -
                                            ----------------    -----------------    ---------------     -------------------
       Total                                              -                    -                  -                       -
                                            ----------------    -----------------    ---------------     -------------------
Grand Total                                               5                    5                  -                       -
                                            ================    =================    ===============     ===================

Productive Wells

         The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of March 31, 2005.
                                          Company-operated                Non-operated                     Total
                                      --------------------------    -------------------------    ---------------------------
                                       Gross           Net           Gross          Net           Gross           Net
                                      ---------    -------------    --------    -------------    --------    ---------------
Oil                                          5                5           -                -           5                  5
Natural Gas                                  -                -           -                -           -                  -
                                      ---------    -------------    --------    -------------    --------    ---------------
     Total                                   5                5           -                -           5                  5
                                      =========    =============    ========    =============    ========    ===============

Our Properties

         We currently own a 100% interest in a license to use subsurface mineral resources and a hydrocarbon exploration contract issued by the ROK in 1999 and 2000, respectively (collectively referred to herein as the "license" or the "contract"). The original contract granted its holder the right to engage in exploration and development activities in an area of approximately 50,000 acres referred to as the ADE Block. The ADE Block is located onshore in Kazakhstan in the Mangistau Oblast, approximately 50 kilometers from the Kazakhstan city of Aktau, a seaport on the Caspian Sea. The ADE Block is comprised of three fields, the Aksaz, Dolinnoe and Emir fields. When initially granted, the exploration and development stage of the contract had a five year term. This time for exploration and development has since been extended to June 9, 2007. If we desire to move from the exploration and development stage to the commercial production stage, we must make application to the ROK before June 9, 2007.

         During the fiscal year ended March 31, 2005, the territory covered under the contract was expanded to include an additional 64,247 acres of land adjacent to the ADE Block, (this land is sometimes referred to herein as the "extended territory" or collectively included with the ADE Block as the "ADE Block" or "our properties.") The extended territory is governed under the terms of the original contract.

         Under the terms of our contract, we currently have the right to engage in exploration and development activities within the ADE Block, as extended, until June 9, 2007. We also have the right to gather and sell all oil and natural gas we produce until June 9, 2007, with the revenue from such sales belonging to BMB. During the fiscal year ended March 31, 2005, all sales were made to the Kazakhstan domestic market. The average price per barrel in the Kazakhstan domestic market is approximately $25-$30 per barrel lower than the average world market price. With the completion of additional storage capacity, we are now capable of exporting oil for sale in the world markets. We will apply for permission from the government to begin exporting our production for sale in the world markets. We anticipate realizing greater revenue per barrel in the international world markets.

         To maintain our contract during the exploration and development stage we are required to meet minimum annual capital expenditures in the exploration and development of the ADE Block and the extended territory. The following table shows the minimum capital expenditures we are required to make during the 2005 and 2006 calendar years and for the period from January 1, 2007 through June 9, 2007.

                  Year              Minimum Capital Expenditure
                  ----              ---------------------------
                  2005                      $9,300,000
                  2006                      $6,000,000
                  2007                      $4,500,000

         Under the terms of the contract, if we wish to move to commercial production, we must apply to the ROK for commercial production rights. Under our contract, we must apply for commercial production rights prior to the expiration of the contract. The terms of our commercial production rights will negotiated at the time we move to commercial production. During exploration and development stage, we have the right to produce and sell oil and natural gas at a royalty rate of 2%. When we move to commercial production, royalty rates are negotiated and vary depending on the reserve and production rates. Royalty rates are established by the taxing authorities of the ROK. The royalty rate is based on production rates and the rate increases on a sliding scale. Current royalty rates range for 2% to 6%. Commercial production rights may also require up to

20% of the oil sold to the Kazakhstan domestic market at considerably lower prices than received in the world export markets, as discussed above.

         Under our contract, we have the exclusive right to negotiate for and receive commercial production rights. The government is required to negotiate the terms of these rights in good faith in accordance with the Law of Petroleum of Kazakhstan. So long as we establish commercially producible reserves and have fulfilled our obligations during exploration and development, the government is required to grant us production rights. We have not yet applied for commercial production rights because we enjoy certain economic advantages during exploration and development as discussed herein.

         During fiscal 2005 we re-entered one well in the Aksaz field, re-entered one well and drilled two new wells in the Dolinnoe field and re-entered one well in the Emir field. Each of these wells was successfully completed and is either in testing, test production or additional workover. These wells accounted for 100% of our total production during the year. In fiscal 2006 we expect to drill one additional well in the ADE block. This well is planned in the Aksaz field. Because we were not granted the extended territory until December 2004, we did not engage in any exploration or development activities in the extended territory during the fiscal year ended March 31, 2005.

Title to Properties

         We believe we have satisfactory title to all of our properties in accordance with standards generally accepted in the oil and natural gas industry. Our properties are subject to customary royalty interests, liens for current taxes and other burdens, which we believe do not materially interfere with the use of affect the value of such properties. As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than a preliminary review of local records). Detailed investigations are made before commencement of drilling operations.

Marketing

         Currently we are selling all oil and natural gas produced to local refineries at the domestic market price. Delivery is made by railcars filled at the pouring station terminal located at the oil storage facility we lease.

         We anticipate that once we begin commercial production we will market our production to third parties consistent with industry practices.

         In the domestic market, the price per barrel is lower than in world markets. When we are able to access the world markets, our marketing objective will be to receive the highest possible price for our product.

         There are a variety of factors which affect the market for oil and natural gas, including the extent of domestic production and imports of oil and natural gas, the availability, proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulations on oil and natural gas productions and sales.

Sales to Major Customers

         We sold production representing 10% or more or our total revenues for the fiscal year ended March 31, 2005 as listed below.

                           Volume (Bbls)        Amount ($)       % of Sales
                           -------------        ----------       ----------
Atyrau Refinery                 43,959          $564,788            69%
LLC Shugla                      20,210          $408,858            31%

         We produced no crude oil or natural gas during the period from inception (May 6, 2003) through March 31, 2004.

         In the exploration, development and production business, production is normally sold to relatively few customers. Substantially all of our customers are concentrated in the oil and gas industry, and revenue can be materially affected by current economic conditions and the price of certain commodities such as natural gas and crude oil the cost of which is passed through to the customer. However, based on the current demand for natural gas and crude oil and the fact that alternate purchasers are readily available, we believe that the loss of any of our major purchasers would not have a long-term material adverse effect on our operations.

Competition

         Hydrocarbons exploration is highly competitive. Competition in Kazakhstan and Central Asia includes other junior hydrocarbons exploration companies, mid-size producers and major exploration and production companies. We will have to compete for additional exploration and production properties with these companies who in most cases may have greater financial resources and larger technical staff than us.

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

Government Regulation

         Our operations are subject to various levels of government controls and regulations in the United States and in Kazakhstan. We attempt to comply with all legal requirements in the conduct of our operations and employ business practices which we consider to be prudent under the circumstances in which we operate. It is not possible for us to separately calculate the costs of compliance with environmental and other governmental regulations as such costs are an integral part of our operations.

         In Kazakhstan, legislation affecting the oil and gas industry is under constant review for amendment or expansion. Pursuant to such legislation, various governmental departments and agencies have issued extensive rules and regulations which affect the oil and gas industry, some of which carry substantial penalties for failure to comply. These laws and regulations can have a significant impact on the industry by increasing the cost of doing business and, consequentially, can adversely affect our profitability. Inasmuch as new legislation affecting the industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations.

Risk Factors Relating to our Business

         Limited Capital Resources and Liquidity

         We are a development stage company and have not yet generated significant production or revenues from the development of our primary properties in Kazakhstan.

         While we have raised capital to fund acquisitions, undertake our first year work program, including 3D seismic, processing and interpretation of the data obtained during 3D seismic, re-entering old wells in the Aksaz, Dolinnoe and Emir fields, well work over, construction of the ground facilities for pre-sale oil processing, drilling of several new wells, start-up expenses, etc., we still lack sufficient capital to complete exploration and development of our properties. Thus we are using more cash in operations than we are generating. Furthermore, we anticipate that the development of our properties will require substantial additional funding before we can achieve significant production and revenues from operations.

         Inability to Obtain Additional Funding

         To satisfy future capital investment commitments and liquidity needs with respect to our ongoing operations, we may require additional equity or debt financing. Our ability to arrange financing and the cost of financing depends upon many factors, including:

         [X]      economic and capital market conditions;
         [X]      investor confidence in the oil and gas industry, in Kazakhstan and in the Company;

         [X]      credit availability from banks and other lenders; and
         [X]      provisions of taxes and securities laws that are conducive to raising capital.

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

         Failures to Satisfy our Commitments During Exploration and Development Stage

         We have committed to the government of Kazakhstan to make various capital investments and to develop the ADE Block in accordance with specific requirements during exploration and development. Additionally, to undertake commercial production, we will need to apply for and be granted commercial production rights. The requirements of our current license may be inconsistent with the terms of any new licenses we are issued. Additionally, we may not be able to satisfy all commitments in the future. If we fail to satisfy these commitments our contract may be cancelled. The cancellation of our contract could have a material adverse effect on our business, results of operations and financial condition. Although we would seek waivers of any breaches or to renegotiate the terms of our commitments, we cannot assure you that we would be successful in doing so.

         Inadequate Infrastructure

         Our exploration and development activities could suffer due to inadequate infrastructure in the region. We are working to improve the infrastructure on our properties. Any problem or adverse change affecting our operational infrastructure, or infrastructure provided by third parties, could have a material adverse effect on our financial condition and results of operations. Similarly, if we are unsuccessful in developing the infrastructure on our properties it could have a material adverse effect on our financial conditions and results of operations.

         Reliance on Third Parties for Transportation Systems

         The crude oil we produce must be transported through pipelines or by rail. These pipelines and railways are operated by state-owned entities or other third parties, and there can be no assurance that these transportation systems will always be functioning and available, or that the transportation costs will remain at acceptable levels. In addition, any increase in the cost of pipeline transportation or reduction in its availability to us could have a material adverse effect on our results of operations. There can be no assurance that we will be able to procure sufficient transportation capacity on economical terms, if at all.

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

         Control by our Officers and Directors

         In the aggregate, our executive officers and directors control approximately 40% of the outstanding shares of our common stock. Such concentrated control may adversely affect the price of our common stock. Our officers and directors may be able to exert significant influence, or even control, over matters requiring approval by our security holders, including the election of directors. Such concentrated control may also make it difficult for our shareholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into a different transaction which requires shareholder approval.

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

         Oil and Gas Reserve Risks

         There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and projecting future rates of production and timing of development expenditures. Changes in prices and cost levels, as well as the timing of future development costs, may cause actual results to vary significantly from the projected ones. The economic success of our properties is dependent on proving existing reserves and rates of production from existing and new wells to generate positive cash flow and provide an economic rate of return on our investments in the fields.

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

         Hydrocarbons Price Fluctuations

         Our future success is dependent on being able to transport and market our production either within Kazakhstan or preferably through export to international markets. The market price of hydrocarbons is volatile and beyond our control and may adversely affect the feasibility or future profitability of potential projects. The decision to put a field into production and the commitment of the funds necessary for that purpose must be made long before the first revenues from production will be received. Hydrocarbons price fluctuations as well as forecast production costs between the time that such decision is made and the commencement of production can completely change the economics of any field.

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

         If we are successful in establishing commercial production from our properties, an application will be made for an exploration and production contract. We have the exclusive right to negotiate this contract for the ADE Block and extended territory, and the government is required to conduct these negotiations under the Law of Petroleum. Such contracts are customarily awarded upon determination that the field is capable of commercial rates of production and that the applicant has complied with the other terms of its license and exploration contract. The terms of the exploration and production contract will establish the royalty and other payments due to the government in connection with commercial production. At the time the commercial production contract is issued, we will be required to begin repaying the government its historical investment costs of exploration and development of the ADE Block and the Extended Territory. The obligation associated with the ADE Block is approximately $6 million. The obligation we will be required to assume in connection with the Extended Territory has not yet been determined and is currently being negotiated. If satisfactory terms for commercial production rights cannot be negotiated, it could have a material adverse effect on our financial position.

         Environmental Risks

         The exploration and development of our projects are subject to Kazakh laws and regulations concerning environmental matters and the discharge of hazardous wastes and materials. We have and intend to continue to conduct our activities in compliance with international environmental and occupational health and safety norms, even if they exceed the currently applicable Kazakh requirements.

         Future environmental laws and regulations could impose increased capital or operating costs on us and could restrict and/or delay the development or operation of our projects.

         As the holder of rights to oil and gas properties, we are subject to various federal, states, local and foreign laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may impose liability on us for the cost of pollution cleanup resulting from operations and could subject us to liability for pollution damages.

Employees

         At the time of this filing, we had 133 full-time employees. We believe that our relationships with our employees are good. None of our employees are covered by a collective bargaining agreement. From time to time we utilize the services of independent consultants and contractors to perform various professional services. Field and on-site production operation services, such as pumping, maintenance, dispatching, inspection and testing are generally provided by independent contractors.

Executive Offices

         Our principal executive and corporate offices are located in an office building located at 20A Kazibek Bi Street, in Almaty, Kakzakhstan. We lease this space and believe it is sufficient to meet our needs for the foreseeable future.

         During our fourth fiscal quarter we decided to close our New York office. We are currently in the process of finalizing that closure and hope to sublease this office space for the remaining term of the lease.

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

Item 3. Legal Proceedings.

         In December 2003, a complaint was filed in the 15th Judicial Court in and for Palm Beach County, Florida, naming, among others, us, Georges Benarroch and Alexandre Agaian, current or former BMB directors, as defendants. The plaintiffs, Brian Savage, Thomas Sinclair and Sokol Holdings, Inc., allege claims of breach of contract, unjust enrichment, breach of fiduciary duty, conversion and violation of a Florida trade secret statute in connection with a business plan for the development Aksaz, Dolinnoe and Emir oil and gas fields owned by Emir Oil, LLC. The plaintiffs seek unspecified compensatory and exemplary damages.

         We will vigorously defend ourselves in this action and challenge the merit of each claim alleged by plaintiffs. We have retained the law firm of Gunster, Yoakley & Stewart, P.A., located in Fort Lauderdale, Florida to represent the defendants in connection with this litigation. We have filed motions to dismiss the plaintiffs' complaint on jurisdictional grounds. The motions were scheduled for hearing in late August 2004, however, that hearing has been stayed by stipulation of the parties to allow the parties to conduct jurisdictional discovery. The hearing has not yet been rescheduled by the parties. No discovery on the merits of the claims has begun and no trial date has been set by the court.

         Based on the same set of facts alleged in the Florida case, in April 2005, Sokol Holdings, Inc., also filed a complaint in United States District Court, Southern District of New York alleging that the Company, Boris Cherdabayev, Alexandre Agaian, Bakhytbek Baiseitov, Mirgali Kunayev and Georges Benarroch, wrongfully induced Toleush Tolmakov to breach a contract under which Tolmakov had agreed to sell to Sokol 70% of his 90% interest in Emir Oil LLP. In the complaint, Sokol seeks damages in an unspecified amount exceeding $75,000 to be determined at trial, punitive damages, specific performance in the form of an order compelling BMB to relinquish its interest in Emir and the underlying interest in the ADE fields to Sokol and such other relief as the court finds just and reasonable.

         We have retained the law firm of Bracewell & Giuliani located in New York, New York to represent us in the lawsuit. We intend to answer the complaint and to vigorously defend ourselves on jurisdictional grounds and on the merits. The plaintiff has not named Tolmakov as a defendant in the action nor has the plaintiff ever brought claims against Tolmakov to establish the existence or breach of any legally binding agreement between the plaintiff and Tolmakov. A scheduling conference has been set for August 12, 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended March 31, 2005.

                                     PART II

Item 5. Market Price of and Dividends on Registrants Common Equity and Other Shareholder Matters.

         Our shares are currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol BMBM. As of June 2, 2005, we had approximately 375 shareholders of record holding 31,958,846 common shares. Of the issued and outstanding common stock, approximately 2,937,886 are free trading, the balance are "restricted securities" as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission.

         The published high and low bid quotations from April 1, 2003 through March 31, 2005, were furnished to us by Pink Sheets, LLC, are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions and may not represent actual transactions.

                                                         High          Low
                                                         ----          ---
Fiscal year ending March 31, 2005
---------------------------------
First Quarter                                           $5.75         $3.80
Second Quarter                                           7.65          3.00
Third Quarter                                            7.05          3.00
Fourth Quarter                                           5.40          4.60

Fiscal year ending March 31, 2004
---------------------------------
First Quarter                                           $0.31         $0.15
Second Quarter                                           1.20          0.31
Third Quarter (Oct 1 thru Dec 11)                        1.90          0.60
Third Quarter (Dec. 12 thru Dec. 31,
  after 1 share for 10 reverse split)                    7.00          1.05

Fourth Quarter                                           8.00          1.75

Cash Dividends

         During the fiscal year ended March 31, 2005, the Company did not pay, nor declared, any dividends. The Company's ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed it liabilities and it is able to pay its debts as they become due in the usual course of business. The Board of Directors does not, however, anticipate paying any dividends in the foreseeable future; it intends to retain the earnings that could be distributed, if any, for the operations, expansion and development of its business.

Securities for Issuance Under Equity Compensation Plans

         As of June 12, 2005, shares of our common stock were subject to issuance upon the exercise of outstanding options or warrants as set forth below.

------------------------ ------------------------- ------------------------ ---------------------------------
Plan category            Number of securities      Weighted-average         Number of securities
                         to be issued  upon        exercise price of        remaining available for future
                         exercise of               outstanding              issuance under equity
                         outstanding options,      options, warrants        compensation plans
                         warrants and rights       and rights               (excluding securities reflected
                                                                            in columns (a))
                                    (a)                      (b)                         (c)
------------------------ ------------------------- ------------------------ ---------------------------------
Equity compensation
plans approved by
security holders                   60,000                  $4.00                      4,940,000
------------------------ ------------------------- ------------------------ ---------------------------------
Equity compensation
plans not approved by
security holders                  810,321                   $4.05                            -0-
------------------------ ------------------------- ------------------------ ---------------------------------

Total                             870,321                   $4.04                     4,940,000
------------------------ ------------------------- ------------------------ ---------------------------------

         In October 2004, we agreed to grant stock options under our 2004 Stock Incentive Plan to Gary Lerner, our corporate Secretary, to purchase 60,000 shares of our common stock. The options have an exercise price of $4.00 per share and expire in October 2009.

         On November 19, 2003, we granted an option to Credifinance Securities Limited for services rendered by Credifinance as our agent in connection with private placements made by us in November 2003. Georges Benarroch, a Company director is also the CEO of Credifinance and may be deemed to be a related party. The option grants Credifinance the right to purchase up to 142,857 shares of our common stock at an exercise price of $3.50 per share. The option expires on November 26, 2008. The option provides for adjustments to the number of shares and/or the price per share to protect the holder against dilution and in the event of mergers, reorganizations and similar events. The option also requires that in the event we determine to make a registered public offering during the term of the option, we shall use our best efforts to include the common shares underlying the options in the registration statement.

         In December 2003, we granted Credifinance agent warrants in connection with funds raised on our behalf. The agent warrants grant Credifinance the right to purchase up to 275,050 shares of our common stock at an exercise price of $2.15 and 208,000 shares of our common stock at an exercise price of $2.50 per share. The warrants provide for adjustments to the number of shares and/or the price per share to protect the holder against dilution and in the event of mergers, reorganizations and similar events. In May and June 2005, Credifinance exercised its warrants to purchase 275,050 common shares for $2.15 per share and 109,030 common shares for $2.50 per share.

         In connection with a private offering of our common stock conducted during the second fiscal quarter, we issued placement agent warrants to Credifinance and Aton Securities, Inc., at various times from July 2004 to September 2004. The placement agent warrants grant Credifinance the right to purchase up to 148,980 shares of our common stock and Aton Securities the right to purchase up to 309,454 shares of our common stock. The options are exercisable at price of $4.00 per share and expire at various times from January 31, 2006 to March 19, 2006. The agent warrants provide for adjustments to the number of shares and/or the price per share to protect the holder against dilution in the event of mergers, reorganizations and similar events.

         Subsequent to the end of our fiscal year, in April 2005 we issued Credifinance and Aton Securities placement agent warrants in connection with funds raised on our behalf during the quarter ended March 31, 2005. The placement agent warrants grant Credifinance the right to purchase 50,100 shares of our common stock and Aton Securities the right to purchase 60,000 shares of our common stock. The warrants issued to Credifinance and Aton Securities are exercisable at a price of $5.00 per share. The warrants expire on April 11, 2006. The option provides for adjustments to the number of shares and/or the price per share to protect the holder against dilution and in the event of mergers, reorganizations and similar events.

Recent Sales of Unregistered Securities.

         During the quarter ended March 31, 2005 the following equity securities, which were not registered under the Securities Act of 1933, were issued.

         During and subsequent to the quarter end, we issued 3,101,000 restricted common shares to investors for $5.00 per share, raising gross proceeds of $15,505,000 in a private placement. The shares were issued without registration under the Securities Act of 1933 in reliance upon exemptions from registration pursuant to Rule 506 of Regulation D and Regulations S of the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

         As discussed above, at the closing of the recent private placement we granted placement agent warrants to Aton Securities and Credifinance, a related company through a common director, in the amounts of 60,000 and 50,100 respectively, to purchase shares of our common stock at $5.00 per share. These warrants are immediately exercisable and expire on April 11, 2006. The warrants were issued without registration under the Securities Act of 1933 in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In May and June 2005, Credifinance exercised warrants granted in December 2003 to purchase 275,050 common shares for $2.15 per share and 109,030 common shares for $2.50 per share, for an aggregate purchase price of $863,932. The shares were issued without registration pursuant to Regulation S of the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

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

         Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. Please read Forward-Looking Information on page 3.

Overview

         We operate in one segment, natural gas and oil exploration and development. We hold a contract that currently allows us to explore and develop approximately 460 square kilometers in western Kazakhstan. Our contract includes the ADE Block and the Extended Territory, which are collectively referred to herein as "our properties."

         Under our contract we are permitted to explore for oil and natural gas within our properties. Our contract also grants us the right to sell the oil and natural gas recovered during test production to generate revenue. We have been engaged in test production and selling of crude oil since May 2004. Under the terms of our contract, we are required to sell the oil and gas we produce in the Kazakhstan domestic market until we apply for and are granted permission to export our production. The average price per barrel of crude oil in the Kazakhstan domestic market during the past twelve months has been approximately $15 per barrel, significantly lower than the world market price. For most of fiscal 2005, we lacked sufficient storage capacity to accumulate adequate volumes of oil for exportation. With the completion of additional storage capacity at the facility, we now have the capability to export oil for sale in the world markets. We will apply for permission from the government to begin exporting our production for sale in the world markets. We anticipate realizing greater revenue per barrel once we begin exporting oil to the international world markets.

         During the fiscal year ended March 31, 2005 we generated revenue of $973,646. We did not generate any revenue during the period from inception (May 6, 2003) through March 31, 2004 because we did not begin test production until May 2004. For the year ended March 31, 2005 crude oil accounted for 100% of our production and revenues.

         We invested approximately $17,411,861 in cash in exploration and development of our properties during the fiscal year ended March 31, 2005. Our budget for exploration and development of our properties for the upcoming fiscal year is approximately $10 million to $14 million.

         We have and will continue to seek to increase our proven reserves through continued exploration of our properties, as well as the acquisition of other properties with exploration and production potential.

         For us to operate profitability and grow in the future we need to obtain additional capital either through additional fund raising or through significantly increased production. Our revenue, profitability and future growth depend substantially on factors beyond our control, such as economic, political and potential regulatory and competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, results of operations, the quantities of oil and natural gas reserves that we can economically produce, the markets into which we can sale our oil and our access to additional capital. In a worst case scenario, future drilling operations could be largely unsuccessful, oil and gas prices could sharply decline, we could fail to gain access to the world oil markets and/or other factors beyond our control could cause us to modify or substantially curtail our exploration and development plans, which could negatively impact our earnings, cash flow and most likely the trading price of our securities.

Results of Operations

         The following table sets forth selected operating data for the periods indicated:

                                                                             For the period from inception
                                                For the year ended               (May 6, 2003) through
                                                  March 31, 2005                     March 31, 2004
                                           -----------------------------    ---------------------------------
Revenues:
   Oil and gas sales                              $     973,646                                 -

Expenses:
   Oil and gas operating(1)                             197,697                                 -
   Production                                           265,149                                 -
   Selling                                              206,929                                 -
   Depreciation, depletion and
      Amortization                                      133,903                             4,758
   General and administrative                         4,060,962                           781,757


Net Production Data:
   Oil (Bbls)                                            68,755                                 -
   Natural gas (Mcf)                                          -                                 -
   Barrels of oil equivalent (BOE)                            -                                 -

Average Sales Price:
   Oil (per Bbl)                                          15.17                                 -
   Natural gas (per Mcf)                                      -                                 -
   Equivalent price (per BOE)                                 -                                 -

Expenses ($ per BOE):
   Oil and gas operating(1)                                3.08                                 -
   Depreciation, depletion and
     amortization(2)                                       1.05                                 -
------------------

(1)      Includes lease operating costs and production and ad valorem taxes.
(2) Represents depreciation, depletion and amortization of oil and gas properties only.

         Year ended March 31, 2005 compared to the period from inception (May 6, 2003) through March 31, 2004

Revenue and Production

         The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the year ended March 31, 2005 and the period from inception (May 6, 2003) to March 31, 2004.

                                                                                        Fiscal 2005 Compared to the
                                                                                           Period from inception
                                                                                           (May 6, 2003) through
                                                                                                March 31, 2004
                                                                    For the Period     -----------------------------
                                             For the Fiscal         from Inception          $               %
                                               Year ended               Through         Increase         Increase
                                             March 31, 2005         March 31, 2004     (Decrease)       (Decrease)
                                            ------------------    -------------------- ------------    -------------
Production volumes:
  Natural gas (Mcf)                                         -                       -            -                -
  Natural gas liquids (Bbls)                                -                       -            -                -
  Oil and condensate (Bbls)                            68,755                       -       68,755              N/A
  Barrels of oil equivalent (BOE)                           -                       -            -                -

Average Sales Price
  Natural gas ($ per Mcf)                            $      -                  $    -     $      -           $    -
  Natural gas liquids ($ per Bbl)                    $      -                  $    -     $      -           $    -
  Oil and condensate ($ per Bbl)                     $  15.17                  $    -          N/A              N/A
  Barrels of oil equivalent ($ per BOE)                     -                  $    -     $      -           $    -

Operating Revenue:
Natural gas                                          $      -                  $    -            -           $    -
Natural gas liquids                                  $      -                  $    -            -           $    -
Oil and condensate                                   $973,646                  $    -     $973,646              N/A
Gain on hedging and derivatives(1)                   $      -                  $    -     $      -           $    -
                                            ------------------    -------------------- ------------    -------------
      Total                                          $973,646                  $    -     $973,646           $    -
                                            ==================    ==================== ============    =============

(1) We did not engage in hedging transactions, including derivatives during the fiscal year ended March 31, 2005, or the period from inception to March 31, 2004.

         Revenues. We generate revenue under our contract from the sale of oil and natural gas recovered during test production. During the year ended March 31, 2005, we realized revenue from oil and gas sales of $973,646 compared to $0 during the year ended March 31, 2004. This increase in revenues in the 2005 fiscal year is primarily the result of the fact that in the period from inception through March 31, 2004, we were just beginning operations and seeking to acquire rights to oil and gas properties and we had no oil and gas sales during that period. We anticipate revenues will continue to increase in the upcoming fiscal year. At the present time, however, it is unclear the rate at which our production and corresponding revenues may increase.

         Our revenue is sensitive to changes in prices received for our products. Our production is sold at the prevailing market price in Kazakhstan, which fluctuates in response to many factors that are outside our control. Imbalances in the supply and demand for oil can have a dramatic effect on the prices we receive for our production. Political instability, the economy, weather and other factors outside our control could impact supply and demand.

Costs and Operating Expenses

         Production Expenses. During the fiscal year ended March 31, 2005, we incurred $265,149 in production expenses. We had no similar expense during the period from May 6, 2003, to March 31, 2004 because we were not engaged in oil and gas production during the prior period. We expect production expenses to continue to increase in the upcoming fiscal year. At the present time, however, it is unclear the rate at which our production expenses may increase in the upcoming fiscal year.

         Selling Expenses. We incurred selling expenses of $206,929 during the fiscal year ended March 31, 2005 compared to $0 during the period from inception through March 31, 2004. We did not incur selling expenses in the prior year period because we did not engage in the sale of oil or gas during that period.

         General and Administrative Expenses. General and administrative expenses during the fiscal year ended March 31, 2005 were $4,060,962 compared to $781,757 during the period from inception on May 6, 2003 through March 31, 2004. This represents a 419% increase in general and administrative expenses. This significant increase is attributable to a 208% increase in payroll and other compensation, a 284% increase in professional fees, a 781% increase in business trip expenses, a 359% increase in taxes, a 2,049% increase in rent, a 992% increase in transportation, a 5,016% increase in insurance expense, a 2,152% increase in communication expenses and a 979% increase in other expenses. During the 2005 fiscal year we accrued a $250,000 obligation required under our work program to contribute to the Astana Fund, a government fund used to fund construction and development Astana, Kazakhstan - the capital of Kazakhstan.

This was a one-time obligation. This amount was paid by us subsequent to our fiscal year end. Additionally, we established bad debt reserves in the amount of $129,051 on advances for inventory purchases during the fiscal year ended March 31, 2005. The significant increase in general and administrative expenses is largely the result of hiring more personnel to operate our business, using services of technicians, engineers, accountants and lawyers, as well as incurring other general corporate expenses. We anticipate general and administrative expenses will increase in the upcoming fiscal year. However, we do not expect general and administrative expenses to increase at such a significant rate in the upcoming year. We anticipate increases in revenue, operating costs and selling costs will outpace the increase in general and administrative expenses in the upcoming year.

         In April 2005 we elected to relocate our U.S. offices to Salt Lake City. Consequently we plan to sublease our office space in New York City to another company. We also reduced the number of employees we have in our U.S. office. We believe these measures will reduce our rent, taxes and other relevant expenses in the upcoming fiscal year.

         Loss from Operations. As a result of significantly increasing expenses, which were only partially offset by revenue from oil and gas sales, during the fiscal year ended March 31, 2005 we realized a loss from operations of $3,625,845 compared to a net loss from operations of $786,515 during the period from May 6, 2003 to March 31, 2004. Until such time as revenue from oil and gas sales exceeds expenses we will continue to generate operating losses. At this time, it is unclear when we will generate sufficient oil and gas to offset our expenses.

         Other Income. During the fiscal year ended March 31, 2005 we realized total other income of $501,830 compared to $254,717 for the period from May 6, 2003 to March 31, 2004. This 97% increase in other income is largely attributable to $428,572 increase in exchange gain resulting from fluctuations of foreign currency rates against the U.S. Dollar, a $165,699 increase in realized gain on dealing securities and our realizing interest income of $17,799 compared to interest payments of $84,007, partially offset by a $501,174 decrease in realized and unrealized gains on marketable securities. During the 2005 fiscal year we raised approximately $27 million through the sale of our securities in private placement transactions. Therefore, at times during the year, we had funds that were not being used in operations that we invested in marketable securities. We anticipate the funds held in marketable securities will be used to fund our operations and therefore expect gains from marketable securities, both realized and unrealized, to decrease in the next twelve months.

         Net Loss. During the fiscal year ended March 31, 2005 we realized a net loss of $3,124,358 compared to a net loss of $613,782 for the period from inception, May 6, 2003 through March 31, 2004. As discussed above this net loss is largely the result of our engaging in active exploration and development activities and operations for the entire 2005 fiscal year, whereas we were not engaged in active operations for much of the prior fiscal period. We will continue to realize net losses from operations until such time as revenues generated from oil and gas production and sales and other income offset our expenses. At this time, it is unclear when, or if, that may occur.

Liquidity and Capital Resources

         Funding for our activities has historically been provided by funds raised through the sale of our common stock. From inception on May 6, 2003 through March 31, 2005, we have raised $37,416,034 through the sale of our common stock and proceeds from the issuance of convertible debt. As of March 31, 2005, we had cash and cash equivalents of $9,989,632. We anticipate our capital resources in the upcoming twelve months will likewise consist primarily of funds raised in financing activities and revenue from the sale of oil and gas recovered during test production.

         Our need for capital, in addition to funding our ongoing operations, is primarily related to the exploration and development of our properties as required under our contract, and the potential acquisition of additional oil and gas properties. For the period from inception on May 6, 2003 through March 31, 2005, we have incurred capital expenditures of $42,964,359 for exploration, development and acquisition activities.

Cash Flows

         During the fiscal year ended March 31, 2005 cash was primarily used to fund exploration and development expenditures. We had a net increase in cash and cash equivalents of $7,863,277 during the current fiscal year. See below for additional discussion and analysis of cash flow.

                                                                       Period from inception
                                               Twelve months ended    (May 6, 2003) through
                                                  March 31, 2005           March 31, 2004
                                              ---------------------- ------------------------
Net cash used in operating activities               $ (1,415,004)            $(3,445,339)
                                                    $(18,001,879)            $(6,564,180)
Net cash used in investing activities
Net cash provided by financing activities           $ 27,280,160             $12,135,874
                                              ---------------------- ------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS           $  7,863,277             $ 2,126,355
                                              ====================== ========================

         Our primary source of cash has been cash flows from equity offerings. During the fiscal year ended March 31, 2005 we realized $27,280,160 from the sale of our common stock. We primarily used this cash to fund our capital expenditures. At March 31, 2005 we had cash on hand of $9,989,632.

         We continually evaluate our capital needs and compare them to our capital resources. Our budgeted capital expenditures for the upcoming 12 months are $10 million to $14 million for exploration, development, production and acquisitions. We expect to fund these expenditures primarily from additional capital we will seek and cash on hand. In the event we are not successful in raising the anticipated funds from the sale of our securities, we nevertheless believe capital expenditures of approximately $10 million to $14 million could be financed through cash on hand, the sale of marketable securities and revenues from anticipated oil production. The minimum level of capital expenditures on our properties is dictated by the contract. The amount of funds we devote to any particular activity in excess of the minimum required capital expenditures may increase or decrease significantly depending on available opportunities, cash flows and development results, among others.

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

         As discussed in Note 2 to the Consolidated Financial Statements, we hold marketable securities consisting of short-term repurchase agreements for securities issued by Kazakhstan banks and Kazakhstan financial institutions. Additionally, certain operating cash flows are denominated in local currency and are translated into U.S. dollars at the exchange rate in effect at the time of the transaction. As more fully disclosed in the "Risks of Doing Business in Kazakhstan" section of the "Description of Business," because of the potential for civil unrest, war and asset expropriation, some or all of these matters, which impact operating cash flow, may affect our ability to meet our short-term cash needs.

Contractual Obligations and Contingencies

         The following table lists our significant commitments at March 31, 2005, excluding current liabilities as listed on our consolidated balance sheet:

                                                                       Payments Due By Period
                                              --------------------------------------------------------------------------
Contractual obligations                           Total        Less than 1     1-3 years       4-5 years      After 5
                                                                  year                                         years
                                              --------------- -------------- --------------- -------------- ------------
Capital Expenditure                              $19,800,000     $9,300,000     $10,500,000              -            -
   Commitment(1)
Due to the Government of
   the Republic of Kazakhstan(2)(3)              $ 5,994,200              -     $ 5,994,200              -            -
Due to Reservoir Consultants                     $   500,000     $  278,000     $   222,000              -            -
Liquidation Fund                                 $    60,973              -               -              -      $60,973

------------------
(1) Under the terms of our contract with the ROK, we are required to spend a total of at least $19.8 million dollars in exploration, development and improvements within the ADE Block, as extended during the term of the license, including $9.3 million in the 2005 calendar year, $6 million in the 2006 calendar year and $4.5 million in the 2007 calendar year. If we fail to do so, we may be subject to the loss of our exploration license.
(2) In connection with our acquisition of the oil and gas contract covering the ADE Block, we are required to repay the ROK for historical costs incurred by it in undertaking geological and geophysical studies and infrastructure improvements. The repayment terms of this obligation will not be determined until such time as we apply for and are granted commercial production rights by the ROK. Under our contract, if we wish to commence commercial production, we must apply for such right prior to the expiration of our exploration and development rights in June 2007. We are legally entitled to receive commercial production rights and have the exclusive right to negotiate such with the ROK, and the ROK is required to conduct the negotiations under the Law of Petroleum in Kazakhstan. Although we can apply for commercial production rights at any time, we enjoy certain benefits under our contract that currently make it more economically advantageous for us to continue exploration and development activities at this time. We anticipate that we will apply for commercial production rights sometime during the first half of the 2007 calendar year. Should we decide not to pursue a commercial production contract, we can relinquish the ADE Block to the ROK in satisfaction of this obligation.
(3) As with the ADE Block, we will also be required to repay the ROK its historical costs for access to and use of geological and geophysical data gathered and infrastructure improvement previously made by the ROK within the Extended Territory. We are presently negotiating the amount and terms of this obligation with the ROK. This approximately $6 million obligation represents only our repayment obligation with respect to the ADE Block, and not the extended territory.

Off-Balance Sheet Financing Arrangements

         As of March 31, 2005, we had no off-balance sheet financing arrangements.

Critical Accounting Policies

         We have identified the policies below as critical to our business operations and the understanding of our financial statements. The impact of these policies and associated risks are discussed throughout Management's Discussion and Analysis and Plan of Operations where such policies affect our reported and expected financial results. A complete discussion of our accounting policies in included in Note 2 of the Notes to Consolidated Financial Statements.

         Development Stage

         We are a development stage company and have not yet commenced our primary revenue generating activities, which is the commercial production and sale of oil and natural gas. Our ability to realize the carrying value of our assets is dependent on being able to produce and sell oil from our properties. Our Consolidated Financial Statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have accumulated losses totaling $3,738,140 and have incurred some amount of debt in the development phase of our operations. To fully develop our properties and achieve positive cash flow, we will require additional funding. The Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities which might be necessary should we be unable to continue in existence.

         Foreign Exchange Transactions

         Transactions denominated in foreign currencies are reported at the rates of exchange prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated to U.S. dollar at the rates of exchange prevailing at the balance sheet dates. Any gains or losses arising from a change in exchange rates subsequent to the date of the transaction are included as an exchange gain or loss in the Consolidated Statements of Income.

         Full Cost Method of Accounting

         We follow the full cost method of accounting for our costs of acquisition, exploration and development of oil and gas properties.

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

Recently Issued Accounting Pronouncements

         In June 2004, the FASB issued an exposure draft of a proposed statement, "Fair Value Measurements" to provide guidance on how to measure the fair value of financial and non-financial assets and liabilities when required by other authoritative accounting pronouncements. The proposed statement attempts to address concerns about the ability to develop reliable estimates of fair value and inconsistencies in fair value guidance provided by current U.S. GAAP, by creating a framework that clarifies the fair value objective and its application in GAAP. In addition, the proposal expands disclosures required about the use of fair value to re-measure assets and liabilities. The standard would be effective for financial statements issued for fiscal years beginning after June 15, 2005. We are reviewing The Exposure Draft to determine the potential impact, if any, on our Consolidated Financial Statements.

         In November 2004, the EITF ratified Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations." The EITF reached a consensus that classification of a disposed of or held-for-sale component as a discontinued operation is only appropriate if the ongoing entity (i) expects to have no continuing "direct" cash flows, and (ii) does not retain or expect to retain an interest, contract or other arrangement sufficient to enable it to exert significant influence over the disposed component's operating and financial policies after the disposal transaction. Application of this consensus did not have a material impact on our Consolidated Financial Statements.

         In December 2004, the FASB issued Statement 153, "Exchanges of Non-monetary Assets," an amendment of APB Opinion 29, Accounting for Non-monetary Transactions. This amendment eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under Statement 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. This statement is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005 and will not impact our financial position or results of operations, and cash flows.

         In December 2004, the FASB issued a revision of SFAS No. 123 "Share-Based Payment" (No. 123R). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees. The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of a liability instrument based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period. The grant-date for fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. We will be required to comply with this pronouncement for periods beginning after December 15, 2005.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 8A. Controls and Procedures

         Our chief executive officer and our chief financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and Rule 15d-15(e)). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officers have also indicated that there were no significant changes in our internal controls over financial reporting or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no significant deficiencies and material weaknesses.

Item 8B. Other Information

         Subsequent to our decision to close our New York office in February 2005 Mr. Agaian informed the board of directors in April 2005 that he intended to resign as an officer and director of the Company. Mr. Agaian did not, however, tender his resignation at that time. We have been negotiating the terms of a separation agreement with Mr. Agaian. Although we have not concluded negotiations of the final terms of the separation agreement, Mr. Agaian tendered his resignation as a director, co-chief executive officer and president of the Company on July 13, 2005. We anticipate the final terms of a separation agreement with Mr. Agaian will be reached in the near future.

         Mr. Agaian's resignation was not the result of any disagreement with the Company on any matter relating to our operations, policies or procedures.

         Our board of directors has approved the appointment of Boris Cherdabayev, to serve as chief executive officer and president of the Company to fill the vacancies created by Mr. Agaian's resignation.

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

Name                  Age         Positions with BMB              Director Since
----                  ---         ------------------              --------------

Boris Cherdabayev     51    Chairman of the Board of Directors     November 2003
                            President and Chief Executive Officer
Bakhytbek Baiseitov   47    Director                               November 2003
Georges Benarroch     57    Director                               November 2003
Anuar Kulmagambetov   53    Chief Financial Officer
Gary Lerner           41    Secretary
Troy Nilson           40    Director                               December 2004
Stephen Smoot         50    Director                               January 2005
Valery Tolkachev      37    Director                               December 2003

         The above individuals will serve as our officers and/or directors. A brief description of their background and business experience follows:

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

         Dr. Anuar Kulmagambetov. Since 1998, Dr. Kulmagambetov has served as an assistant to the chairman of the board at Bank CenterCredit, the fourth largest bank in Kazakhstan. While with Bank CenterCredit, Dr. Kulmagambetov provided risk management, analysis of long-range economic trends and projections, investment of funds and raising additional capital as required for expansion.

Dr. Kulmagambetov also currently holds the position of board chairman of the Oil and Gas E&P Company "Bowels", which is licensed by government of the Republic of Kazakhstan for oil and gas exploration and production of up to 22,500 km2 of prospective territories. In 1998 Dr. Kulmagambetov moved to Almaty, Kazakhstan as a lecturer at the International Business Academy, where he continues to teach courses in different disciplines, such as "Corporate Finance", "International Finances", "Mathematics for Finances." In 1969 after graduating with summa cum laude from a special high school for physics and mathematics Dr. Kulmagambetov continued his education at the Polytechnic Institute in Karaganda, Kazakhstan (specialized in automated informational systems). For his success in education he has been awarded a highest honorable grant (grant named after Lenin) and graduated from the institute in 1974 with diploma with honor. From 1975 to 1978 Dr. Kulmagambetov continued his scientific research under his doctorate program at the Institute for Mathematics and Mechanics of the Academy of Science of the Republic of Kazakhstan. In 1978 he moved to Moscow to continue his work at the Institute of Control Science.

         Troy F. Nilson, CPA. Since February 2001, Mr. Nilson has served as an Audit Partner with Chisholm, Beirwolf & Nilson, Certified Public Accountants, in Bountiful, Utah. From December 2000 to February 2001, he served as an Audit Manager for Crouch, Bierwolf & Associates, Certified Public Accountants, in Salt Lake City, Utah. Prior to that time, Mr. Nilson served as the Senior Auditor for Intermountain Power Agency in Salt Lake City, Utah from March 1995 to December 2000. In past five years, Mr. Nilson has extensive public and private company audit, audit review and Securities and Exchange Commission disclosure and reporting experience. Mr. Nilson received licensure as a Certified Public Accountant in 1997. Mr. Nilson earned a Masters of Science Degree in Business Information Systems from Utah State University in December 1992, and a Bachelor of Science in Accounting from Utah State University in August 1990. Mr. Nilson is not a director or nominee of any other reporting company.

         Stephen Smoot. During the past five years Mr. Smoot has been self-employed as a consultant in the area of foreign technology development and transfer. Mr. Smoot assisted in forming Caspian Service Group Limited, a wholly-owned subsidiary of EMPS Corporation, in December 1999, and served as President of Caspian Services from inception until February 2002. Mr. Smoot served as the Interim President of EMPS Corporation from June 2004 until December 2004. Mr. Smoot is not a director in any other reporting company.

         Valery Tolkachev. Since 1999 Mr. Tolkachev has been employed with Aton Investment Company in Moscow, Russia. He is currently serving as a Managing Director of Capital Markets for Aton. From 1991 to 1999, Mr. Tolkachev served in various positions including, broker, analyst, manager and V.P. of Equities Department at MDM Bank, InkomBank, InkomCapital, Tveruniversalbank and TIRAbrok Company. Mr. Tolkachev graduated with Honors from the High Military School in Kiev, USSR in 1989. In June 2005 Mr. Tolkachev graduated from the Academy of National Economy, Moscow Law faculty and has applied for admission to practice law in Russia. Mr. Tolkachev serves as a director of EMPS Corporation, a U.S. reporting company.

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

         (3) Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

         (4) Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board Committees

         Our board of directors has established an audit committee, whose principal functions are to assist the board in monitoring the integrity of our financial statements, the independent auditor's qualifications and independence, the performance of our independent auditors and our compliance with legal and regulatory requirements. The audit committee has the sole authority to retain and terminate our independent auditors and to approve the compensation paid to our independent auditors. The audit committee is also responsible for overseeing our internal audit function. The audit committee is comprised of two independent directors, consisting of Troy Nilson and Valery Tolkachev, with Mr. Nilson acting as chairman. Our board of directors has determined that Mr. Nilson qualifies as an "audit committee financial expert" under the rules of the SEC adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002. Mr. Nilson and Mr. Tolkachev each qualifies as "independent" in accordance with the applicable regulations adopted by the SEC.

         Our board of directors has also established a compensation committee. The principal function of the compensation committee is to make recommendations regarding compensation of the Company's officers. The compensation of our chief executive officer is recommended to the board (in a proceeding in which our chief executive officer does not participate) by the compensation committee. Our compensation committee is comprised of three independent directors consisting of Troy Nilson, Valery Tolkachev and Stephen Smoot. Compensation for all other officers is also recommended to the board for determination, by the compensation committee.

         We currently do not have a nominating committee. Instead, our independent directors fulfill the role of a nominating committee. When vacancies occur the board will consider director nominees recommended by shareholders, as well as director nominees recommended by a majority of the directors who are then independent.

         Our board may establish other committees from time to time to facilitate our management. Compliance with Section 16(a) of the Exchange Act

         Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us during its most recent fiscal year, it appears that Valery Tolkachev inadvertently failed to timely file a Form 3 at the time he was appointed to the board of directors and Toleush Tolmakov failed to timely file a Form 3 at the time he was issued 3,500,000 shares of our common stock to acquire his 30% interest in Emir Oil.

Code of Ethics

         We have adopted a Code of Ethics that applies to our principal executive, financial and accounting officers and persons performing similar duties. The Code is designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure and compliance with applicable governmental laws, rules and regulations. It is also designed to encourage prompt internal reporting of violations of the Code to an appropriate person and provides for accountability for adherence to the Code. A copy of our Code of Ethics has been posted on our website and may be viewed at www.bmbmunai.com. A copy of the Code of Ethics will be provided to any person without charge upon written request to our Assistant Secretary at our U.S. offices, 324 South 400 West, Suite 250, Salt Lake City, Utah 84101.

Item 10. Executive Compensation.

         The following table sets forth information concerning the compensation paid by us during the period from inception (May 6, 2003) through the end of the 2004 fiscal year and for the 2005 fiscal year to our chief executive officer, former chief executive officer and other most highly compensated executive officers.

                                                   SUMMARY COMPENSATION TABLE

                                                                               Long Term          Compensation
                                                                                Awards               Payouts
                                          Annual Compensation             -------------------   -----------------------
                                ----------------------------------------- Restricted             LTIP
Name & Principal                                        Other Annual      Stock       Options    Payout    All Other
Position                Year    Salary      Bonus       Compensation      Awards      /SARs #      ($)     Compensation
----------------------- ------- ----------- ----------- ----------------- ----------- ---------- --------- -------------
Alexandre Agaian        2005      $230,122  $   -0-         $  -0-           $-0-        --        $-0-         $-0-
Former CEO,             2004       168,463      -0-            -0-            -0-        --         -0-          -0-
Former President
Former Director(1)

Boris Cherdabayev       2005       200,558      -0-            -0-            -0-        --         -0-          -0-
CEO, President and      2004        10,000   105,000           -0-            -0-        --         -0-          -0-
Director

Anuar Kulmagambetov     2005       185,667     -0-             -0-            -0-        --         -0-          -0-
CFO                     2004        10,000   105,000           -0-            -0-        --         -0-          -0-

Georges Benarroch       2005           -0-      -0-          12,500           -0-        --         -0-          -0-
Director, Former        2004           -0-      -0-            -0-            -0-        --         -0-          -0-
President, Former
CEO(2)

----------------------
(1) Mr. Agaian was the president, co-chief executive officer and a director of the Company from November 2003 to July 2005.
(2) Mr. Benarroch was the president and chief executive officer of InterUnion during the period when InterUnion was conducting no active operations prior to its merger with BMB Holding. Mr. Benarroch resigned as president and chief executive officer of the Company at the time of the merger.

Compensation of Directors

         Effective as of September 2004, all our outside directors are compensated with a stipend of $25,000 per year plus $1,000 for each directors meeting attended in person, plus airfare and hotel expense. No director receives a salary as a director.

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

         The following table sets forth as of June 3, 2004, the name and the number of shares of our common stock, par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 31,958,846 outstanding shares of our common stock, and the name and shareholdings of each director and of all executive officers and directors as group.

Type of                                       Amount & Nature of          % of
Security Name and Address                    Beneficial Ownership         Class
-------------------------                    --------------------         -----

Common   Bakhytbek Baiseitov                     1,714,286(1)              5.4%
         20A Kazibek Bi Street
         Almaty 480100
         Republic of Kazakhstan

Common   Georges Benarroch                              -0-                 *
         41A Avenue Road,
         Toronto, Ontario M5R 2G3, Canada

Common   BMB Munai LLC                           7,657,143(1)             23.9%
         69A Kabanbai Batyr Street
         Almaty, Kazakhstan

Common   Boris Cherdabayev                       3,142,857(1)              9.8%
         20A Kazibek Bi Street
         Almaty 480100
         Republic of Kazakhstan

Common   Toleush Tolmakov                        3,500,000                11.0%
         Daulet village, oil storage depot
         Aktau 466200
         Republic of Kazakhstan

Common   Anuar Kulmagambetov                       285,714                  *
         20A Kazibek Bi Street
         Almaty 480100
         Republic of Kazakhstan

Common   Mirgali Kunayev                         1,143,571(1)              3.6%
         63 Dostyk Avenue, Second Floor
         Almaty 480100
         *Republic of Kazakhstan

Common   Troy Nilson                                    -0-                 *
         533 West 2600 South #250
         Bountiful, Utah 84010

Common   Stephen Smoot                                  -0-                 *
         875 Donner Way, Suite 705
         Salt Lake City, Utah 84108

Common   Valery Tolkachev                               -0-                 *
         27/6 Pokrovka St.
         Moscow, Russia

All officers and directors                      12,800,000                40.1%
as a group (8 persons)

--------------------------------------------------------------------------------
                  TOTAL                         17,729,285                54.6%

*  Less than 1%.

(1) BMB Munai, LLC., is a Kazakhstan limited company, in which Mr. Baiseitov holds a 33.34% interest and Messers. Cherdabayev and Kunayev each hold 33.33% interests. Therefore, Messers. Baiseitov, Cherdabayev and Kunayev may be deemed to be the beneficial owners of our shares that are held by BMB Munai, LLC.

         Messers. Cherdabayev and Kulmagambetov are officers of the Company. Mr. Tolmakov is an officer of the Company's wholly-owned subsidiary, Emir Oil, LLC. Messers. Baiseitov, Benarroch, Cherdabayev, Nilson, Smoot and Tolkachev are directors of the Company.

Change in Control

         To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.

         The transactions described below were carried out on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties in arm's length negotiations, however, because the transactions were with parties that may be deemed to be affiliates, it is possible that we would have obtained different terms from a truly unaffiliated third-party.

         On May 2, 2003, we obtained a short-term loan in the amount of $2,000,000 from BMB Munai, LLC and Alexandre Agaian, who, at the time was an officer and director of the Company, to finance the acquisition of a 70% interest in Emir Oil. On November 26, 2003, this debt was converted to 571,429 shares of our common stock.

         On September 15, 2003, we obtained a short-term loan from Caspian Services Group, Limited, a shareholder, and a related party through Mirgali Kunayev who, at the time was a director of both Caspian Services Group and BMB. The loan was in the amount of $500,000 and was for a period of six months, bearing interest at 16.5% per annum. The loan was full repaid on November 26, 2003.

         During 2004 and 2005, we have retained the services of several entities, including Caspian Services Group, TatArka, LLP, KazMorGeofizika CJSC, and PE Kunayeva to provide us with geophysical research, drilling and other services. Each of these entities may be deemed to be affiliated with BMB through Mirgali Kunayev, who served as a BMB director from November 2003 through January 13, 2005, and continues to be a BMB shareholder. Mr. Kunayev was or is an officer and/or director of Caspian Services, TatArka and KazMorGeofizica at the time these services were rendered or contracted for. Mr. Kunayev's sister owns PE Kunayeva. In connection these services, as of March 31, 2005, we have made, or are committed to make the following payments:

                                                     For the period
                          For the year ended   from inception May 6, 2003
                            March 31, 2005       through March 31, 2004
                          ------------------   --------------------------
TatArka LLP                    $  403,613                $2,619,807
KazMorGeoFizika CJSC           $  181,536                $   33,180
PE Kunayeva                    $   51,271                $        -
                               ----------                ----------
   Total                       $  636,420                $2,652,987
                               ==========                ==========

         During 2004 and 2005 we have leased land, oil storage facilities and office and warehouse space in Aktau, Kazakhstan from Term Oil Ltd. We expect to continue to lease these facilities for full term of our agreement with Term Oil, which expires on December 31, 2005. We are currently negotiating a long term extension of this lease, which we expect to complete by no later than September 2005. During the fiscal year ended March 31, 2005 and 2004 we paid Term Oil $218,428 and $12,817, respectively for the use of these facilities. Toleush Tolmakov, a BMB shareholder and director of Emir Oil is the owner of Term Oil.

         During 2004 and 2005 both us and our subsidiary, Emir Oil, maintained bank accounts with Bank CenterCredit. During the fiscal year ended March 31, 2005 and the period from inception through March 31, 2004 we paid Bank CenterCredit $19,777 and $5,381 respectively for banking services provided. Bakhytbek Baiseitov, a BMB shareholder and director is the Chairman of the Board of Directors of Bank CenterCredit.

         During 2004 and 2005 Zhanaozen Repair and Mechanical Plant Ltd supplied construction materials for our exploration and development activities. During the fiscal year ended March 31, 2005 and the period from inception through March 31, 2004 we paid Zhanaozen Repair and Mechanical Plant Ltd $116,403 and $66,065 respectively for materials supplied. Adilbay Tolmakov, brother of Toleush Tolmakov, a BMB shareholder and director of Emir Oil, is 38% shareholder of Zhanaozen Repair and Mechanical Plant Ltd.

         For additional information regarding transactions with related parties are disclosed in Note 18 to our Consolidated Financial Statements.

Item 13. Exhibits and Reports on Form 8-K.

         (a) Reports on Form 8-K.

         On January 18, 2005 we filed a Current Report on Form 8-K disclosing the resignation of Mirgali Kunayev from our board of directors and the appointment of Stephen Smoot to fill the vacancy created by Mr. Kunayev's resignation. We also disclosed that we had received notification from the State of Nevada that our change of domicile from the State of Delaware to the State of Nevada had been completed and that in connection with the change in domicile we had amended our Articles of Incorporation and By-Laws.

         On March 11, 2005 we filed a Current Report on Form 8-K disclosing that we had engaged in a private placement of our common stock.

         (b) Exhibits. The following exhibits are included as part of this report:

         Exhibit 21.1    Subsidiaries
         Exhibit 23.1 Consent of Chapman Petroleum Engineering Ltd., Independent Petroleum Engineers
         Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         Exhibit 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         Exhibit 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

         BDO Kazakhstanaudit served as our independent registered public accounting firm for the year ended March 31, 2005 and the period from inception through the year ended March 31, 2004, and is expected to serve in that capacity for the current year. Mintz & Partners LLP, Chartered Accountants served as our independent registered public accounting firm for the year ended March 31, 2003. Principal accounting fees for professional services rendered for us by BDO Kazakhstanaudit for the year ended March 31, 2005 and 2004, is summarized as follows:

                                                2005               2004
--------------------------------------------------------------------------------

           Audit                             $149,343            $126,314
           Audit related                            -                   -
           Tax                                      -                   -
           All other                                -                   -
         -----------------------------------------------------------------------

           Total                             $149,343            $126,314
         =======================================================================

         Principal accounting fees for professional services rendered for us by Mintz & Partners LLP, Chartered Accountants for the period from inception through March 31, 2004, is summarized as follows:

                                                             2004

           Audit                                           $3,691
           Audit related                                        -
           Tax                                                  -
           All other                                            -
         ------------------------------------------------------------
           Total                                           $3,691
         ============================================================

         Audit Fees. Audit fees were for professional services rendered in connection with our annual financial statement audits and quarterly reviews of financial statements for filing with the Securities and Exchange Commission.

         Audit Committee Pre-Approval Policies and Procedures. At its regularly scheduled and special meetings, the Audit Committee considers and pre-approves any audit and non-audit services to be performed by our independent accountants. The Audit Committee has the authority to grant pre-approvals of non-audit services.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.

                                                     BMB MUNAI, INC.



Date: July 13, 2005                    /s/ Boris Cherdabayev
                                    --------------------------------------------
                                    Boris Cherdabayev, Chief Executive
                                    Officer, President and Director


Date: July 13, 2005                   /s/ Anuar Kulmagambetov
                                    --------------------------------------------
                                    Anuar Kulmagambetov, Chief Financial Officer


Date: July 13, 2005                  /s/ Bakhytbek Baiseitov
                                    --------------------------------------------
                                    Bakhytbek Baiseitov, Director


Date: July 14, 2005                   /s/ Georges Benarroch
                                    --------------------------------------------
                                    Georges Benarroch, Director


Date: July 13, 2005                  /s/ Troy Nilson
                                    --------------------------------------------
                                    Troy Nilson, Director


Date: July 13, 2005                   /s/ Stephen Smoot
                                    --------------------------------------------
                                    Stephen Smoot, Director


Date: July 13, 2005                   /s/ Valery Tolkachev
                                    --------------------------------------------
                                    Valery Tolkachev, Director

                                 BMB MUNAI, INC
                          (A Development Stage Entity)


                        CONSOLIDATED FINANCIAL STATEMENTS
                        For the year ended March 31, 2005

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                        Page


Report OF Independent REGISTERED PUBLIC ACCOUNTING FIRM                    F-1


CONSOLIDATED Financial Statements for the Year Ended March 31, 2005


    Consolidated Balance Sheet                                             F-2


    Consolidated Statements of Loss                                        F-3


    Consolidated Statements of Shareholders' Equity                        F-4


    Consolidated Statements of Cash Flow                                   F-5


    Notes to Consolidated Financial Statements                        F-6-F-25

Report of Independent Registered Public Accounting Firm


The Board of Directors
BMB Munai, Inc.


We have audited the accompanying consolidated balance sheet of "BMB Munai" Inc. (a company in the development stage) as of March 31, 2005, and the related consolidated statements of loss, shareholders' equity, and cash flows for the year ended March 31, 2005 and for the period from inception (May 6, 2003) through March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted an audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BMB Munai, Inc. at March 31, 2005 and the consolidated results of its operations and its cash flow for the period from inception (May 6, 2003) through March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.


BDO Kazakhstanaudit, LLP


June 13, 2005
Almaty, Kazakhstan

BMB MUNAI, INC
(A Development Stage Entity)

CONSOLIDATED BALANCE SHEET
AS OF MARCH 31

------------------------------------------------------------------------------------------------------------
                                                                                Notes        2005
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                     6          $  9,989,632
    Marketable securities                                                         7               788,921
    Trade accounts receivable                                                                     132,400
    Inventories                                                                   8             3,227,411
    Prepaid expenses, net                                                         9             4,172,291
                                                                                             ------------
       Total current assets                                                                    18,310,655
                                                                                             ------------

NON-CURRENT ASSETS
    Oil and gas properties, full cost method, net                                11            42,964,359
    Other fixed assets, net                                                      12               683,459
    Intangible assets, net                                                       13                14,435
    Restricted cash                                                              14                60,973
                                                                                             ------------
       Total non-current assets                                                                43,723,226
                                                                                             ------------

TOTAL ASSETS                                                                                 $ 62,033,881
                                                                                             ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                             18          $  5,844,639
    Due to reservoir consultants                                                 14               278,000
    Taxes payable                                                                                 333,063
    Due to Astana Fund                                                           10               250,000
    Accrued liabilities and other payables                                                        291,969
                                                                                             ------------
       Total current liabilities                                                                6,997,671
                                                                                             ------------

LONG TERM LIABILITIES
    Due to reservoir consultants                                                 14               222,000
    Liquidation fund                                                             14                60,973
    Deferred income tax liabilities                                               5                   343
                                                                                             ------------
       Total long term liabilities                                                                283,316
                                                                                             ------------

COMMITMENTS AND CONTINGENCIES                                                    19                     -

SHAREHOLDERS' EQUITY
    Share capital                                                                16                30,514
    Additional paid-in capital                                                   16            58,460,520
    Deficit accumulated during the development stage                                           (3,738,140)
                                                                                             ------------
       Total shareholders' equity                                                              54,752,894
                                                                                             ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $ 62,033,881
                                                                                             ============


See notes to the consolidated financial statements.

                                      F-2

BMB MUNAI, INC
(A Development Stage Entity)

CONSOLIDATED STATEMENTS OF LOSS

-----------------------------------------------------------------------------------------------------------------------------

                                                                                       Period from          Period from
                                                                                         inception            inception
                                                                   Year ended          (May 6, 2003)        (May 6, 2003)
                                                                   March 31,              through              through
                                                    Notes             2005             March 31, 2004       March 31, 2005
                                                                  ------------         --------------       --------------
REVENUES                                              4           $    973,646           $        -          $    973,646

EXPENSES
    Production                                                         265,149                    -               265,149
    Selling                                                            206,929                    -               206,929
    General and administrative                                       4,060,962              781,757             4,842,719
    Amortization and depreciation                                       66,451                4,758                71,209
                                                                  ------------           ----------          ------------
Total expenses                                                       4,599,491              786,515             5,386,006
                                                                  ------------           ----------          ------------
LOSS FROM OPERATIONS                                                (3,625,845)            (786,515)           (4,412,360)

OTHER INCOME (EXPENSE)
    Realized gain on marketable securities                             185,067               19,368               204,435
    Unrealized gain (loss) on marketable
       securities                                                     (252,767)             248,407                (4,360)
    Foreign exchange gain, net                                         499,521               70,949               570,470
    Interest income, net                                                17,799              (84,007)              (66,208)
    Other income, net                                                   52,210                    -                52,210
                                                                  ------------           ----------          ------------
Total other income (expenses)                                          501,830              254,717               756,547
                                                                  ------------           ----------          ------------
LOSS BEFORE INCOME TAXES                                            (3,124,015)            (531,798)           (3,655,813)

INCOME TAX EXPENSE                                    5                   (343)                   -                  (343)
                                                                  ------------           ----------          ------------
LOSS BEFORE MINORITY INTEREST                                       (3,124,358)            (531,798)           (3,656,156)

MINORTIY INTEREST                                     15                     -               81,984                81,984
                                                                  ------------           ----------          ------------
NET LOSS                                                          $ (3,124,358)          $ (613,782)         $ (3,738,140)
                                                                  ============           ==========          ============

WEIGHT AVERAGE COMMON SHARES
   OUTSTANDING                                        17            26,948,437            7,398,240
LOSS PER COMMON SHARE (BASIC AND
   DILUTED)                                           17          $      0.116           $    0.083
                                                                  ============           ==========


See notes to the consolidated financial statements.

                                      F-3

BMB MUNAI, INC
(A Development Stage Entity)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------

                                     Notes       Number of           Share       Additional        Deficit          Total
                                                   shares           capital       paid-in        accumulated
                                                                                  capital         during the
                                                                                                 development
                                                                                                   stage
                                                 ----------        --------    ------------     ------------     ------------
At May 6, 2003 (Inception date)                     491,655        $    492    $       (492)    $          -     $          -

    Stock dividends                                  50,000              50             (50)               -                -
    Common stock issued during
       the merger                                14,285,844          14,286         (14,286)               -                -
    Conversion of debt to common
       stock                                        571,428             571       1,999,429                -        2,000,000
    Common stock issued in
       private placement                          4,830,494           4,830       9,931,044                -        9,935,874
    Options exercised                               200,000             200         199,800                -          200,000
    Net loss for the period                               -               -               -         (613,782)        (613,782)
                                                 ----------        --------    ------------     ------------     ------------
At March 31, 2004                                20,429,421          20,429      12,115,445         (613,782)      11,522,092

    Common stock issued in
       exchange of 30% shares of
       Emir Oil LLC                   16          3,500,000           3,500      19,071,500                -       19,075,000
    Common stock issued in
       private placement              16          6,584,340           6,585      27,273,575                -       27,280,160
    Common stock issued for
       subscription                   16          1,101,000           1,101       5,503,899                -        5,505,000
    Subscription receivable           16         (1,101,000)         (1,101)     (5,503,899)               -       (5,505,000)
    Net loss for the year                                 -               -               -       (3,124,358)      (3,124,358)
                                                 ----------        --------    ------------     ------------     ------------
At March 31, 2005                                30,513,761        $ 30,514    $ 58,460,520     $ (3,738,140)    $ 54,752,894
                                                 ==========        ========    ============     ============     ============


See notes to the consolidated financial statements.

                                      F-4

BMB MUNAI, INC
(A Development Stage Entity)

CONSOLIDATED STATEMENTS OF CASH FLOW
-------------------------------------------------------------------------------------------------------------------------------

                                                                                           Period from        Period from
                                                                                             inception         inception
                                                                                           (May 6, 2003)     (May 6, 2003)
                                                                            Year ended         through           through
                                                             Notes        March 31, 2005   March 31, 2004    March 31, 2005
                                                                           -------------    -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                   $  (3,124,358)   $    (613,782)    $  (3,738,140)

Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation, depletion and amortisation                                     133,903            4,758           138,661
    Provision for doubtful accounts                                              129,051                -           129,051
    Minority interest                                         15                 (82,134)          82,134                 -
    Deferred income tax liabilities                            5                     343                -               343
    Unrealized gain on dealing securities                                        252,767         (248,407)            4,360
Changes in operating assets and liabilities
    Decrease / (increase) in dealing securities                                1,837,448       (2,630,729)         (793,281)
    Increase in accounts receivable                                             (132,400)               -          (132,400)
    Increase in inventories                                                   (3,043,527)        (183,884)       (3,227,411)
    Increase in prepaid expenses                                              (3,758,022)        (522,148)       (4,280,170)
    Increase in accounts payable and other accruals                            6,371,925          750,726         7,122,651
                                                                           -------------    -------------     -------------
Net cash used in operations                                                   (1,415,004)      (3,361,332)       (4,776,336)

Interest paid                                                                          -          (84,007)          (84,007)
                                                                           -------------    -------------     -------------
Net cash used in operating activities                                         (1,415,004)      (3,445,339)       (4,860,343)
                                                                           -------------    -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of oil and gas properties                                    (17,411,861)      (6,253,186)      (23,665,047)
    Acquisition of other fixed assets                                           (536,700)        (264,411)         (801,111)
    Acquisition of intangible assets                                             (12,345)          (5,411)          (17,756)
    Restricted cash                                                              (40,973)         (20,000)          (60,973)
    Deposits                                                                           -          (21,172)          (21,172)
                                                                           -------------    -------------     -------------
Net cash used in investing activities                                        (18,001,879)      (6,564,180)      (24,566,059)
                                                                           -------------    -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of common stock                        16              27,280,160        9,935,874        37,216,034
    Proceeds from short-term financing                                                 -          500,000           500,000
    Repayment of short-term financing                                                  -         (500,000)         (500,000)
    Proceeds from issuance of convertible debt                                         -        2,000,000         2,000,000
    Proceeds from exercise of common stock options                                     -          200,000           200,000
                                                                           -------------    -------------     -------------
Net cash provided by financing activities                                     27,280,160       12,135,874        39,416,034
                                                                           -------------    -------------     -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        7,863,277        2,126,355         9,989,632

CASH AND CASH EQUIVALENTS at beginning of year                                 2,126,355                -                 -
                                                                           -------------    -------------     -------------
CASH AND CASH EQUIVALENTS at end of year                       6           $   9,989,632    $   2,126,355     $   9,989,632
                                                                           =============    =============     =============

Non cash transactions:
    Conversion of debt into common stock                                   $           -    $   2,000,000
    Accrual of liabilities to Astana Fund                     10           $     250,000    $           -
    Acquisition of 30% of Emir Oil LLP by issuance of
       3,500,000 shares of common stock                       16           $  19,075,000    $           -

See notes to the consolidated financial statements.

                                      F-5

BMB MUNAI, INC
(A Development Stage Entity)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

--------------------------------------------------------------------------------

1.    DESCRIPTION OF BUSINESS

      BMB Munai, Inc. (the "Company") was incorporated in Utah in July 1981. The Company later changed domicile to Delaware on February 7, 1994. Prior to November 26, 2003, the Company existed under the name InterUnion Financial Corporation ("InterUnion"). The Company changed domicile from Delaware to Nevada in December 2004.

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

      The Company's financial statements presented are a continuation of BMB, and not those of InterUnion Financial Corporation, and the capital structure of the Company is now different from that appearing in the historical financial statements of InterUnion Financial Corporation due to the effects of the recapitalization.

      The Company owns one hundred percent (100%) interest in Emir Oil LLP ("Emir Oil" or "Emir"). Emir Oil is a Limited Liability Partnership formed under the laws of the Republic of Kazakhstan for the sole purpose of acquiring the oil and gas exploration license AI No. 1552 (the "License") and Contract No. 482 for Exploration of Hydrocarbons in Aksaz-Dolinnoe-Emir oil fields, located in blocks XXXVI-10-C (Partially), F (Partially) XXXVI-11-A (Partially), D n (Partially) (the "Contract"), in the Republic of Kazakhstan.

      The Company has a Representative office in Almaty, the Republic of Kazakhstan.

      The Company has minimal operations to date and is considered to be in the development stage. The Company began test production at one well in May 2004 and at two wells in December 2004. In the first quarter of 2005 the Company completed drilling of one well.


2.    SIGNIFICANT ACCOUNTING POLICIES

      Basis of consolidation

      The Company's financial statements present the consolidated results of BMB Munai, Inc., and Emir Oil LLP, its 100% owned subsidiary (hereinafter collectively referred to as the "Company"). All significant inter-company balances and transactions have been eliminated from the Consolidated Financial Statements.

      Emir Oil has a fiscal year ending December 31, which is different from Company's fiscal year end. All transactions of Emir Oil from the date of its purchase by BMB (June 7, 2003) through March 31, 2005 are reflected in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

      These consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles ("US GAAP").

BMB MUNAI, INC
(A Development Stage Entity)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

--------------------------------------------------------------------------------

      Emir Oil maintains its accounting records in Kazakhstan Tenge and prepares separate statutory financial statements in accordance with accounting legislation in the Republic of Kazakhstan. Statutory accounting principles and procedures in Kazakhstan differ from accounting principles generally accepted under US GAAP. Accordingly, the accompanying Consolidated Financial Statements, which include Emir Oil's statutory accounting records, reflect adjustments necessary for such financial statements to be presented in accordance with US GAAP.

      Use of estimates

      The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates and affect the results reported in these Consolidated Financial Statements.

      Licences and contracts

      Emir Oil is the operator of the Aksaz, Dolinnoe and Emir oil and gas fields in western Kazakhstan (the "ADE Block", the "ADE Fields"). The Government of the Republic of Kazakhstan (the "Government") initially issued the license to Zhanaozen Repair and Mechanical Plant on April 30, 1999. On September 23, 2002, the license was assigned to Emir Oil. On June 9, 2000, the contract for exploration of the Aksaz, Dolinnoe and Emir oil and gas fields was entered into between the Agency of the Republic of Kazakhstan on Investments and the Zhanaozen Repair and Mechanical Plant. On September 23, 2002, the contract was assigned to Emir Oil. On September 10, 2004 the Government extended duration of the Contract for exploration and License for seven years to June 9, 2007. On December 7, 2004 the Government assigned to Emir Oil exclusive right to explore the additional territory during the remaining term of the License. The Company is legally entitled to receive this commercial production contract and has an exclusive right to negotiate this Contract and the Government is obligated to conduct these negotiations under the Law of Petroleum in Kazakhstan. If no terms can be negotiated, the Company has a right to produce and sell oil, including export oil, under the Law of Petroleum for the term of its existing contract through June 9, 2007.

      Foreign currency translation

      Transactions denominated in foreign currencies are reported at the rates of exchange prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated to U.S. dollar at the rates of exchange prevailing at the balance sheet dates. Any gains or losses arising from a change in exchange rates subsequent to the date of the transaction are included as an exchange gain or loss in the Consolidated Statements of Income.

      Share-Based Compensation

      The Company accounts for options granted to non-employees at their fair value in accordance with FAS 123, Accounting for Stock-Based Compensation. Under FAS No. 123, stock-based compensation is determined as the fair value of the equity instruments issued. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete. Stock options were granted to the "selling agents" in the private equity placement transactions and have been offset to the proceeds as a cost of capital.

      The Company has a stock option plan as described in Note 16. Compensation expense for options granted to employees is determined based on their fair values at the time of grant, the cost of which is recognized in the Consolidated Statement of Income over the vesting periods of the respective options.

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

      Recognition of revenue and cost

      Revenue and associated costs from the sale of oil are charged to the period when goods were shipped or when ownership title transferred. Produced but unsold products are recorded as inventory until sold. As of March 31, 2005 the production unit of the Company - Emir Oil had test production sales at Kazakhstan domestic market price which is considerably lower than world market prices.

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

      Cash and cash equivalents

      The Company considers all demand deposits and money market accounts purchased with an original maturity of three months or less to be cash and cash equivalents. The fair value of cash and cash equivalents approximates their carrying amounts due to their short-term maturity.

      Marketable securities

      Marketable securities consist of short term repurchase agreements for securities issued by Kazakhstan banks and Kazakhstan financial institutions. The Company records these marketable securities as trading securities and any change in the fair market value is recorded in earnings.

      Trade accounts receivable and prepaid expenses

      Accounts receivable and prepaid expenses are stated at their net realizable values after deducting provisions for uncollectable amounts. Such provisions reflect either specific cases or estimates based on evidence of collectability. The fair value of accounts receivable and prepaid expense accounts approximates their carrying amounts due to their short-term maturity.

      Inventories

      Inventories of equipment for development activities, tangible drilling materials required for drilling operations, spare parts, diesel fuel, and various materials for use in oil field operations are recorded at the lower of cost and net realizable value. Under the full cost method inventory is transferred to oil and gas properties when used in exploration, drilling and development operations in oilfields.

      Inventories of crude oil are recorded at the lower of cost and net realizable value. Cost comprises direct materials and, where applicable, direct labour costs and those overheads, which have been incurred in bringing the inventories to their present location and condition. Cost is calculated using the weighted average method. Net realizable value represents the estimated selling price less all estimated costs to completion and costs to be incurred in marketing, selling and distribution.

      Oil and gas properties

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

      Depreciation, depletion and amortization of producing properties is computed using the unit-of-production method based on estimated proved recoverable reserves.

      Other fixed assets

      Other fixed assets are valued at the historical cost adjusted for impairment loss less accumulated depreciation. Historical cost includes all direct costs associated with the acquisition of the fixed assets.

      Depreciation of other fixed assets is calculated using the straight line method based upon the following estimated useful lives:

         Constructions                                    7-10 years
         Machinery and equipment                          6-10 years
         Vehicles                                          3-5 years
         Office equipment                                  3-5 years
         Other                                             2-7 years

      Maintenance and repairs is charged to expenses as incurred. Renewals and betterments are capitalized.

      Other fixed assets of the Company are evaluated for impairment. If the sums of expected undiscounted cash flows are less than net book value, unamortized costs of other fixed assets will be reduced to a fair value.

      Intangible assets

      Intangible assets include accounting and other software. Amortization of intangible assets is calculated using straight line method upon estimated useful life ranging from 3 to 4 years.

      Restricted cash

      Restricted cash includes funds deposited in a Kazakhstan bank and is restricted to meet possible environmental obligations according to the regulations of the Republic of Kazakhstan. The fair value of these funds approximates their carrying amounts as amount and conditions of deposited funds governed by the Government of the Republic of Kazakhstan (see Note
      14).

      Comparative figures

      The presentation of certain amounts for previous year has been reclassified to conform to the presentation adopted for the current year.

      Recent accounting pronouncements

      In June 2004, the FASB issued an exposure draft of a proposed statement, "Fair Value Measurements" to provide guidance on how to measure the fair value of financial and non-financial assets and liabilities when required by other authoritative accounting pronouncements. The proposed statement attempts to address concerns about the ability to develop reliable estimates of fair value and inconsistencies in fair value guidance provided by current US GAAP, by creating a framework that clarifies the fair value objective and its application in GAAP. In addition, the proposal expands disclosures required about the use of fair value to re-measure assets and liabilities. The standard would be effective for financial statements issued for fiscal years beginning after June 15, 2005. The Company is reviewing The Exposure Draft to determine the potential impact, if any, on its Consolidated Financial Statements.

      In November 2004, the EITF ratified Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations." The EITF reached a consensus that classification of a disposed of or held-for-sale component as a discontinued operation is only appropriate if the ongoing entity (i) expects to have no continuing "direct" cash flows, and (ii) does not retain or expect to retain an interest, contract or other arrangement sufficient to enable it to exert significant influence over the disposed component's operating and financial policies after the disposal transaction. Application of this consensus did not have a material impact on the Company's Consolidated Financial Statements.

      In December 2004, the FASB issued Statement 153, "Exchanges of Non-monetary Assets", an amendment of APB Opinion 29, "Accounting for Non-monetary Transactions." This amendment eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under Statement 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. This statement is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005 and will not impact the Company's financial position or results of operations, and cash flows.

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

3.    ACQUISITION

      On June 7, 2003, BMB acquired a 70% equity interest in Emir Oil for $1,300,000. On May 24, 2004, the Company agreed to purchase the remaining 30% interest of its minority interest partner in Emir Oil in exchange for 3,500,000 shares of restricted Company common stock. On August 6, 2004, the Company issued the 3,500,000 shares to its minority partner in Emir Oil (see Note 16). The aggregate purchase price was determined to be $19,075,000 using a price of the Company's common shares on OTCBB on August 6, 2004 of $5.45 per share. The entire purchase price has been allocated to oil and gas properties in the accompanying Consolidated Balance Sheet.

      The results of Emir's operations have been included in the Consolidated Financial Statements since June 7, 2003. Emir had no operations prior to its acquisition by BMB. Emir holds an oil and gas contract for the ADE Block. Based on its ownership of Emir Oil, the Company is required to fund the exploration and development efforts of Emir Oil (see Note 19).

4.    REVENUES

      Revenues represent sales of oil and gas during the test of exploration wells within the domestic market of the Republic of Kazakhstan. Price for oil and gas in a domestic market of the Republic of Kazakhstan is substantially lower than world market prices.

5.    INCOME TAXES

      The income tax charge in the income statement comprised:

                                                                                      2005
       Current tax expense                                                                 $   -
       Deferred tax expense                                                                  343
                                                                               -------------------
                                                                                           $ 343
                                                                               ===================

      Relationship between tax expenses and accounting loss for the years ended
March 31 are explained as follows:
                                                                                      2005                   2004
       Loss before income taxes and minority interest                             $ (3,124,015)            $ (531,798)
                                                                               -------------------    -------------------
       Expected tax provision                                                         (504,227)              (129,027)
       Add tax effect of:
          Permanent differences                                                        495,397                (70,973)
          Change in valuation allowance                                                  9,173                200,000
                                                                               -------------------    -------------------
                                                                                  $        343             $        -
                                                                               ===================    ===================

      Deferred taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those measured by tax laws and regulations. The components of deferred tax assets and deferred tax liabilities are as follows:
                                                                                      2005                   2004
       Deferred tax assets
          Loss carryforward                                                            $ 209,173              $ 200,000
                                                                               -------------------    -------------------

       Deferred tax liabilities:
          Unrealised interest income                                                         343                      -

       Valuation allowance                                                              (209,173)              (200,000)

                                                                               -------------------    -------------------
       Net deferred tax liability                                                      $     343              $       -
                                                                               ===================    ===================

6.    CASH AND CASH EQUIVALENTS

      As of March 31 cash and cash equivalents included:

                                                                                       2005
       Cash at bank, US Dollars                                                       $ 9,982,103
       Cash at bank, foreign currency                                                       7,529
                                                                                -------------------
                                                                                      $ 9,989,632
                                                                                ===================

      As of March 31, 2005 the Company pledged cash in amount of $15,567 to collateralize payment to oil drilling and service company for drilling services.


7.    MARKETABLE SECURITIES

      Marketable securities as of March 31 were as follows:
                                                                                       2005
       Bonds                                                                            $ 418,952
       Shares                                                                             369,969
                                                                                -------------------
                                                                                        $ 788,921
                                                                                ===================

      As of March 31, 2005 the Company pledged all marketable securities to collateralize payment to oil drilling and service company for drilling services.

8.    INVENTORIES

      Inventories as of March 31 were as follows:
                                                                                      2005
       Construction material                                                         $ 3,103,555
       Purchased semi products                                                            59,706
       Crude oil produced                                                                  7,735
       Other                                                                              56,415
                                                                               --------------------
                                                                                     $ 3,227,411
                                                                               ====================

9.    PREPAID EXPENSES, NET

      Prepaid expenses as of March 31 were as follows:

                                                                                      2005
       Advances for material                                                         $ 2,301,074
       VAT recoverable                                                                 1,217,751
       Advances for services                                                             589,944
       Other                                                                             192,573
      Reserves against uncollectible advances and prepayments                           (129,051)
                                                                               --------------------
                                                                                     $ 4,172,291
                                                                               ====================


10.   DUE TO ASTANA FUND

      In 2004 the Government of the Republic of Kazakhstan imposed a liability in the amount of $250,000 to make cash contributions to the Astana Fund.
      The Astana Fund is a government fund used by the Government of the Republic of Kazakhstan to accumulate cash for construction and development of Astana, Kazakhstan, the new capital of the Republic of Kazakhstan.

11.   OIL AND GAS PROPERTIES, NET

      Oil and gas properties as of March 31 were as follows:
                                                                                      2005
       Subsoil use right                                                            $ 20,788,119
       Cost of drilling wells                                                          9,334,021
       Professional services received in exploration and development activities        4,798,314
       Material and fuel used in exploration and development activities                2,891,765
       Infrastructure development costs                                                1,231,391
       Geological and geophysical                                                        653,571
       Other capitalized costs                                                         3,334,630
       Accumulated depreciation, depletion and amortization                              (67,452)
                                                                               --------------------
                                                                                    $ 42,964,359
                                                                               ====================

12.   OTHER FIXED ASSETS, NET

                                     Constructions    Machinery       Vehicles        Office          Other          Total
                                                    and equipment                    equipment
                                     -------------  -------------     ---------      ---------       --------      ---------
      Cost
      at April 1, 2004                  $ 62,583      $ 114,650       $  46,450      $  33,286       $  7,442      $ 264,411
       Additions                          23,622        119,550         266,757         95,697         31,074        536,700
       Disposals                               -              -               -              -            (95)           (95)
                                        --------      ---------       ---------      ---------       --------      ---------
      at March 31, 2005                   86,205        234,200         313,207        128,983         38,421        801,016
                                        --------      ---------       ---------      ---------       --------      ---------

      Accumulated depreciation
      at April 1, 2004                         -          1,261           2,289          1,039            169          4,758
       Charge for the period              10,789         17,025          56,577         22,795          5,708        112,894
       Disposals                               -              -               -              -            (95)           (95)
                                        --------      ---------       ---------      ---------       --------      ---------
      at March 31, 2005                   10,789         18,286          58,866         23,834          5,782        117,557
                                        --------      ---------       ---------      ---------       --------      ---------

      Net book value at March
        31, 2004                          62,583        113,389          44,161         32,247          7,273        259,653
                                        ========      =========       =========      =========       ========      =========

      Net book value at March
        31, 2005                        $ 75,416      $ 215,914       $ 254,341      $ 105,149       $ 32,639      $ 683,459
                                        ========      =========       =========      =========       ========      =========

      In accordance with FAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, depreciation related to support equipment and facilities used in exploration and development activities in amount of $ 49,764 was capitalized to oil and gas properties.


13.   INTANGIBLE ASSETS, NET

                                                               2005
      Cost
      Beginning balance                                           $  5,411
       Additions                                                    12,345
                                                         -----------------
      Ending balance                                                17,756

      Accumulated depreciation
      Beginning balance                                                  -
      Amortization for the period                                    3,321
                                                         -----------------
      Ending balance                                                 3,321

                                                         -----------------
      Net book value                                              $ 14,435
                                                         =================


14.   LONG TERM LIABILITIES

      a) Due to reservoir consultants

      The amount of $222,000 due to reservoir consultants represents a part of $700,000 contract with PGS Reservoir Consultants payable during 2006. The Company paid to PGS Reservoir Consultants $200,000 during 2004 and will pay $278,000 in 2005.

      b) Liquidation fund

      Under the laws of the Republic of Kazakhstan, the Company is obligated to set aside funds for required environmental remediation. As of March 31, 2005 the Company contributed $60,973 to the Liquidation Fund.


15.   MINORITY INTEREST

      Minority interest represents interest of 30% shareholder of Emir Oil. On May 24, 2004, the Company agreed to purchase the remaining 30% interest of its minority interest partner in Emir Oil in exchange for 3,500,000 shares of restricted Company common stock. On August 6, 2004, the Company issued the 3,500,000 shares to its minority partner in Emir Oil (see Notes 3 and 16).

                                                                                  2005
      Beginning balance                                                              $ 82,134
       Share of minority for net loss                                                       -
       Share capital portion of minority                                                    -
       Recovery of minority interest after purchase of remaining interest             (82,134)

                                                                            -----------------
      Ending balance                                                                 $      -
                                                                            =================


16.   SHARE AND ADDITIONAL PAID IN CAPITALS

      Common and preferred stock as of March 31 are as following:

                                                                                    2005                  2004
      Preferred stock, $0.001 par value
       Authorised                                                                 20,000,000           20,000,000
       Issued and outstanding                                                              -                    -

      Common stock, $0.001 par value
       Authorised                                                                100,000,000          100,000,000
       Issued and outstanding                                                     30,513,761           20,429,421

      Reverse merger

      During the year ended March 31, 2004, the Company completed a reverse merger with BMB Holding, Inc. Additionally the Company:

      a) Completed a private placement for the total amount of $11,113,562. b) Converted a $2,000,000 debt to the shareholders of BMB Holding, Inc. into equity. c) Issued 200,000 shares of stock upon exercise of stock option worth $200,000. d) Completed a 10 for 1 reverse stock split.

      Acquisition

      On May 24, 2004, the Company agreed to purchase the remaining 30% interest of its minority interest partner in Emir Oil in exchange for 3,500,000 shares of restricted Company common stock. On August 6, 2004, the Company issued the 3,500,000 shares to its minority partner in Emir Oil (see Note
      3). The aggregate purchase price was determined to be $19,075,000 using a price of the Company's common shares on OTCBB on August 6, 2004 of $5.45 per share. The entire purchase price has been allocated to oil and gas properties in the accompanying Consolidated Balance Sheet.

      Private placements

      On July 2, 2004, the Company sold an aggregate of 4,584,340 common shares of the Company at $4.00 per share in a private placement offering. The Company received $17,311,906 net of the agent fees and out of pocket expenses.

      On March 9, 2005, the Company sold an aggregate of 2,000,000 common shares of the Company at $5.00 per share in a private placement offering. The Company received $9,968,254 net of the agent fees and out of pocket expenses.

      On March 31, 2005, the Company issued for subscription an aggregate of 1,101,000 common shares of the Company at $5.00 per share in a private placement offering.

      Common stocks sold at private placements as of March 31 are as following:

                                                    Number of   Share price         Gross amount       Net amount
                                                  shares sold                           raised           received
      2004
       First private placement                     4,830,494   $ 2.15-$ 2.50         $ 11,113,562      $  9,935,874
                                           -----------------                    ----------------- ------------------
                                                   4,830,494                           11,113,562         9,935,874

      2005
       Second private placement                    4,584,340          $ 4.00           18,337,360        17,311,906
       Third private placement (first
          closing)                                 2,000,000          $ 5.00           10,000,000         9,968,254
       Third private placement (second
          closing)                                 1,101,000          $ 5.00                    -                 -
                                           -----------------                    ----------------- ------------------
                                                   7,685,340                           28,337,360        27,280,160

                                                  12,515,834                         $ 39,450,922      $ 37,216,034
                                           =================                    ================= ==================

      The offerings were made only to accredited investors in the United States under Regulation D and pursuant to Regulation S to non U.S. Persons.

      Share-Based Compensation

      On November 19, 2003, the Company granted options to the placement agent for services rendered in connection with a private placement of the Company's common stock in November 2003. The first option granted the placement agent the right to purchase up to 200,000 common shares of the Company at an exercise price of $1.00 per share. The placement agent exercised this option and purchased 200,000 shares for $200,000 on December 15, 2003. The second option grants the placement agent the right to purchase up to 142,857 common shares of the Company at an exercise price of $3.50 per share. This option expires on November 26, 2008.

      In December 2003, the Company granted warrants to a placement agent in connection with funds raised on the Company's behalf. These warrants grant the placement agent the right to purchase up to 275,050 shares of the Company's common stock at an exercise price of $2.15 and 208,000 shares of the Company's common stock at an exercise price of $2.50 per share. The warrants expire at the end of June 2005.

      On July 2004, the Company granted warrants to a placement agent in connection with funds raised on the Company's behalf. These warrants grant the placement agents the right to purchase up to 458,434 shares of the Company's common stock at an exercise price of $4.00 per share. The warrants expire at the first quarter of 2006 calendar year.

      During the year ended March 31, 2005 the Board of Directors (the "Board") of the Company approved an incentive stock option plan (the "plan") under which directors, officers and key personnel may be granted options to purchase common shares of the Company. The Company has reserved 5,000,000 common shares for issuance upon the exercise of options granted under the terms of the plan. The Board determines the exercise price of each option, provided that no option shall be granted with an exercise price at a discount to market. The vesting periods established under the plan and the term of the options are set by the Board. During the third quarter of the year ended March 31, 2005 the Company granted stock options to its corporate secretary for the past services rendered. These options grant the employee the right to purchase up to 60,000 shares of the Company's common stock at an exercise price of $4.00 per share. The options expire in five years from the date of grant. Granted options vest immediately. Compensation expense for options granted to a corporate secretary is determined based on their fair values at the time of grant, the cost of which in the amount of $81,000 is recognized in the Consolidated Statement of Income and Consolidated Balance Sheet.

      Stock options and warrants outstanding and exercisable as of March 31 are:

                                                                                                      Weighted
                                                                                 Number of        Average Exercise
                                                                                   shares               price
                                                                            -----------------    -----------------
       As of March 31, 2003                                                                 -           $     -

          granted                                                                     825,907              2.19
          exercised                                                                  (200,000)             1.00
                                                                            -----------------    -----------------
       As of March 31, 2004                                                           625,907              2.57

          granted                                                                     518,434              4.00
                                                                            -----------------    -----------------
       As of March 31, 2005                                                         1,144,341            $ 3.22
                                                                            =================    =================

      Stock options and warrants as of March 31, 2005 are:


                         Options and Warrants outstanding                         Options and Warrants exercisable
      ------------------------------------------------------------------------  ----------------------------------
          Range of          Options and         Weighted         Weighted       Options and     Weighted Average
       exercise price         Warrants          Average          Average          Warrants       Exercise Price
                                             Exercise Price     Contractual
                                                               Life (years)
      ------------------  -----------------  --------------- -----------------  --------------- ------------------
       $ 2.15 - $ 4.00        1,144,341          $ 3.22            2.20            1,144,341         $ 3.22

      The estimated fair value of the stock options and warrants issued were determined using Black-Scholes option pricing model with the following assumptions:

                                                                                     2005                2004
       Risk-free interest rate                                                       3.20%               2.00%
       Expected option life                                                         1 year               3 years
       Expected volatility in the price of the Company's common shares                76%                 246%
       Expected dividends                                                              0%                   0%

       Weighted average fair value of options and warrants granted
          during the year                                                           $ 2.22               $ 3.81

17.   EARNINGS PER SHARE (BASIC AND DILUTED)

      The calculation of the basic and diluted earnings per share is based on the following data:
                                                                                     2005                 2004
      Numerator
      Net loss for basic and diluted loss per share                                  3,124,358              613,782

      Denominator
      Weighted average number of common shares for the purposes of
         basic and diluted earnings per share                                       26,948,437            7,398,240
                                                                             ----------------     ----------------

      Loss per share (basic and diluted)                                              $ 0.116              $ 0.083
                                                                             ================     ================

      The effect of the stock warrants and stock options is anti-dilutive.

18.   RELATED PARTY TRANSACTIONS
                                                                                      2005                 2004
       Accounts payable                                                             $ 503,045           $  103,231
       Prepaid expenses                                                               150,841                    -

       Services rendered                                                              610,336            2,724,433
       Operating lease of land, premises and warehouses                               218,428               12,817

       Loans received and repaid                                                            -            2,500,000
       Guarantees received                                                            600,000                    -

      On September 15, 2003 BMB Holding, Inc. obtained a short-term financing for covering expenses related to the reverse merger and private placement from one of its shareholders, Caspian Services Group, Ltd. The loan in the amount of $500,000 was for a term of six months with the annual interest rate of 16.5%. This loan was repaid in full on November 26, 2003 from the proceeds of the private placement.

      On May 25, 2004 the Company received a letter of guarantee for drilling of exploratory wells from KazMorGeofizika CJSC. The letter of guarantee in the amount of $1,000,000 for the period of drilling works was issued to the supplier of drilling works and closed on February 15, 2005. On February 15, 2005 the Company received a letter of guarantee in the amount of $600,000 from KazMorGeofizika CJSC for drilling of another exploratory well.

19.   COMMITMENTS AND CONTINGENCIES

      Historical investments by the Government of the Republic of Kazakhstan

      The Government of the Republic of Kazakhstan made historical investments in the ADE Block in total amount of $ 5,994,200. When the Company applies for and is granted commercial production rights for the ADE Block, the Company will be required to begin repaying these historical investments to the Government of the Republic of Kazakhstan. The terms of repayment will be negotiated at the time the Company applies for commercial production rights.

      Capital Commitments

      Under the terms of its exploration contract, Emir Oil is required to spend a total of $32 million in exploration and development activities on the ADE Block. To retain its rights under the contract, the Company must spend a minimum of $9.3 million in 2005, $6 million in 2006 and $4.5 million in 2007. The failure to make these minimum capital expenditures could result in the loss of the contract.

      Operating Environment

      The Company's principal business unit, Emir Oil, operates within the Republic of Kazakhstan. Laws and regulations affecting businesses operating in the Republic of Kazakhstan are subject to rapid changes and the Company's assets and operations could be at risk in the event of negative changes in the political and business environment.

      Government taxes and legislation in the Republic of Kazakhstan

      The local and national tax environment in the Republic of Kazakhstan is subject to change and inconsistent application, interpretation and enforcement. Non-compliance with Kazakhstan laws and regulations can lead to imposition of penalties and interest.

      Environmental matters

      The Company believes it is currently in compliance with all existing Kazakhstan environmental laws and regulations. However, Kazakhstan environmental laws and regulations may change in the future.

      Pension and retirement plans

      Employees of the Company receive pension benefits in accordance with the laws and regulations of the respective countries. As of March 31, 2005 and 2004 the Company was not liable for any supplementary pensions, post-retirement, health care, insurance benefits or retirement indemnities to its current or former employees.

      Other matters

      In December 2003, a lawsuit was filed in Florida naming the Company as one of the defendants. The claim of breach of contract, unjust enrichment, breach of fiduciary duty, conversion and violation of a Florida trade secret statute in connection with a business plan for the development Aksaz, Dolinnoe and Emir oil and gas fields owned by Emir Oil. The plaintiffs seek unspecified compensatory and exemplary damages.

      In April 2005, Sokol Holdings, Inc., filed a complaint in United States District Court, Southern District of New York alleging that the Company wrongfully induced Mr. Tolmakov, Director of Emir Oil, to breach a contract under which Mr. Tolmakov had agreed to sell to Sokol 70% of his 90% interest in Emir Oil LLP. Sokol Holdings, Inc. seeks damages in an unspecified amount exceeding $75,000 to be determined at trial, punitive damages, specific performance in the form of an order compelling BMB to relinquish its interest in Emir and the underlying interest in the ADE fields to Sokol Holdings, Inc. and such other relief as the court finds just and reasonable.

      The Company is confident that the matters shall be resolved in the Company's favor. The Company has retained legal counsels to protect its interests. In the opinion of the Company's management and legal counsels, the resolution of those lawsuits will not have a material adverse effect on Company's financial condition, results of operations or cash flows.

20.   FINANCIAL INSTRUMENTS

      The nature of the Company's operations exposes the Company to fluctuations in commodity prices, foreign currency exchange rates, credit risk and country risk. The Company recognizes these risks and manages operations in a manner such that exposure to these risks minimized to the extent practical.

      As of March 31, 2005 marketable securities of $788,921 are held in short term repurchase agreements for securities issued by Kazakhstan banks and Kazakhstan financial institutions. As of March 31, 2005 cash and cash equivalents include deposits in Kazakhstan banks in the amount $9,090,276. As of March 31, 2005 the Company made advance payments to Kazakhstan companies and budget in the amount $4,301,342. As of March 31, 2005 trade accounts receivable of $132,400 are with the Kazakhstan oil processing plant. Restricted cash reflected in the long-term assets consists of $60,973 deposited in a Kazakhstan bank and restricted to meet possible environmental obligations according to the regulations of Kazakhstan. Furthermore, the primary asset of the Company is Emir Oil; an entity formed under the laws of the Republic Kazakhstan.

 21.  SUBSEQUENT EVENTS

      On March 31, 2005, the Company issued for subscription an aggregate of 1,101,000 common shares of the Company at $5.00 per share in a private placement offering. Pursuant to the offering closing on April 12, 2005 the Company raised total proceeds of $5,505,000 (see Note 16).

      On April 12, 2005, the Company granted warrants to placement agents in connection with funds raised on the Company's behalf. These warrants grant the placement agents the right to purchase up to 110,100 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants expire on April 11, 2006.

      In May and June 2005 a party exercised stock warrants for 275,050 shares at the exercise price of $2.15 and stock warrants for 109,030 shares at the exercise price of $2.50.

      On May 27, 2005 the Company made a cash contribution of $250,000 to Astana Fund as a part of the social program of investing activity of the Company (see Note 10).

BMB MUNAI, INC
(A Development Stage Entity)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

--------------------------------------------------------------------------------

22. SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION DEVELOPMENT AND PRODUCTION ACTIVITIES (unaudited)

      This footnote provides unaudited information required by SFAS No. 69, "Disclosures about Oil and Natural Gas Producing Activities." The Company's oil and natural gas properties are located in the Republic of Kazakhstan, which constitutes one cost center.

      Capitalized Costs - Capitalized costs and accumulated depletion, depreciation and amortization relating to our oil and natural gas producing activities, all of which are conducted in the Republic of Kazakhstan, are summarized below:

                                                                                          For the period from
                                                            For the year ended          inception (May 6, 2003)
                                                              March 31, 2005               to March 31, 2004
                                                        ---------------------------    ---------------------------
      Developed oil and natural gas properties               $ 43,031,811                    $ 6,495,186
      Unevaluated oil and natural gas properties                        -                              -
      Accumulated depletion, depreciation and
         amortization                                             (67,452)                             -
                                                        ---------------------------    ---------------------------
      Net capitalized cost                                   $ 42,964,359                    $ 6,495,186
                                                        ===========================    ===========================

      Costs Incurred - Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:
                                                                                          For the period from
                                                            For the year ended          inception (May 6, 2003)
                                                              March 31, 2005               to March 31, 2004
                                                        ---------------------------    ---------------------------
      Acquisition costs:
          Unproved properties                                         $          -                    $         -
          Proved properties                                             20,788,119                      1,713,119
      Exploration costs                                                  3,373,092                      2,659,872
      Development costs                                                 18,870,600                      2,122,195
                                                        ---------------------------    ---------------------------
         Subtotal                                                       43,031,811                      6,495,186
      Asset retirement costs                                                     -                              -
                                                        ---------------------------    ---------------------------
          Total costs incurred                                        $ 43,031,811                    $ 6,495,186
                                                        ===========================    ===========================

      Results of Operations - Results of operations for the Company's oil and natural gas producing activities are summarized below:
                                                                                          For the period from
                                                            For the year ended          inception (May 6, 2003)
                                                              March 31, 2005               to March 31, 2004
                                                        ---------------------------    ---------------------------
      Oil and natural gas revenues                                       $ 973,646                            $ -

      Operating expenses:
         Oil and natural gas operating expenses
            and ad valorem taxes                                           197,697                              -
         Production taxes                                                        -                              -
         Accretion expense                                                       -                              -
         Depletion expense                                                  67,452                              -
                                                        ---------------------------    ---------------------------
         Results of operations from oil and gas
            producing activities                                         $ 708,497                            $ -
                                                        ===========================    ===========================

      Reserves - Proved reserves are estimated quantities of oil and natural gas, which geological and engineering data demonstrate with reasonable certainty to be, recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods. Proved oil and natural gas reserve quantities and the related discounted future net cash flows before income taxes (see Standardized Measure) for the periods presented are based on estimates prepared by Chapman Petroleum Engineering Ltd., independent petroleum engineers. Such estimates have been prepared in accordance with guidelines established by the SEC.

      The Company's net ownership in estimated quantities of proved oil and natural gas reserves, and changes in net proved reserves, all of which are located in the Republic of Kazakhstan, are summarized below:

                                                                               Natural Gas
                                                                                  (Mcf)
                                                         ---------------------------------------------------------
                                                                                          For the period from
                                                            For the year ended        inception (May 6, 2003) to
                                                              March 31, 2005              March 31, 2004 (1)
                                                         -------------------------    ----------------------------
      Proved developed and undeveloped
         reserves
            Beginning of the year                                               -                               -
            Revisions of previous estimates                                     -                               -
            Purchase of oil and gas properties                                  -                               -
            Extensions and discoveries                                 41,734,000                               -
            Sales of natural gas properties                                     -                               -
            Production                                                          -                               -
                                                         -------------------------    ----------------------------
            End of year                                                41,734,000                               -
                                                         =========================    ============================

      Proved developed reserves at year end                            15,917,000                               -
                                                         =========================    ============================

(1) The Company acquired the ADE Block during the period from inception through March 31, 2004. During that period, however, the Company had insufficient geological and engineering data to demonstrate proved reserves with reasonable certainty during that period.

                                                                 Oil, Condensate and Natural Gas Liquids
                                                                                 (MBbls)
                                                         ---------------------------------------------------------
                                                                                          For the period from
                                                            For the year ended        inception (May 6, 2003) to
                                                              March 31, 2005              March 31, 2004 (1)
                                                         -------------------------    ----------------------------
      Proved developed and undeveloped
         reserves
            Beginning of the year                                               -                               -
            Revisions of previous estimates                                     -                               -
            Purchase of oil and gas properties                                  -                               -
            Extensions and discoveries                                 34,026,302                               -
            Sales of natural gas properties                                     -                               -
            Production                                                     68,755                               -
                                                         -------------------------    ----------------------------
            End of year                                                33,957,547                               -
                                                         =========================    ============================

      Proved developed reserves at year end                            13,614,000                               -
                                                         =========================    ============================

(1) The Company acquired the ADE Block during the period from inception through March 31, 2004. During that period, however, the Company had insufficient geological and engineering data to demonstrate proved reserves with reasonable certainty during that period.

      Standardized Measure - The Standardized Measure of Discounted Future Net Cash Flows relating to the Company's ownership interests in proved oil and natural gas reserves for the period from inception (May 6, 2003) through March 31, 2004 and for the fiscal year ended March 31, 2005 are shown below:

                                                                                         For the Period from
                                                         For the Year Ended March       Inception (May 6, 2003)
                                                                 31, 2005                  to March 31, 2004
                                                        ---------------------------    ---------------------------
      Future cash inflows                                            $ 726,849,000                            $ -
      Future oil and natural gas operating
         expenses                                                      238,912,000                              -
      Future development costs                                          41,050,000                              -
      Future income tax expense                                        281,326,000                              -
                                                        ---------------------------    ---------------------------
      Future net cash flows                                            165,561,000                              -
      10% discount factor                                               50,476,000                              -
                                                        ---------------------------    ---------------------------
      Standardized measure of discounted future
         net cash flows                                              $ 115,085,000                            $ -
                                                        ===========================    ===========================

      Our standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with the provisions of SFAS 69. Future cash inflows are computed by applying year end prices of oil and natural gas to year end quantities of proved oil and natural gas reserves. Future oil and natural gas production and development costs are computed by estimating the expenditures to be incurred in producing and developing the proved oil and natural gas reserves at year end, based on year end costs and assuming continuation of existing economic condition.

      Future income tax expenses are calculated by applying appropriate year end tax rates to future pre-tax net cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved. Future income tax expenses give effect to permanent differences, tax credits and loss carryforwards relating to the proved oil and natural gas reserves. Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows. The Standardized Measure of Discounted Future Net Cash Flows is not intended to represent the replacement cost or fair market value of the Company's oil and natural gas properties.

      Changes in Standardized Measure - Changes in Standardized Measure of Discounted Future Net Cash Flows relating to proved oil and gas reserves are summarized below:

                                                                                          For the Period from
                                                        For the Year Ended March        Inception (May 6, 2003)
                                                                31, 2005                   to March 31, 2004
                                                       ----------------------------    ---------------------------
      Changes due to current year operations:
         Sales of oil and natural gas, net of oil
            and natural gas operating expenses                                   -                              -
         Sales of oil and natural gas properties                                 -                              -
         Purchase of oil and gas properties                                      -                              -
         Extensions and discoveries                                  $ 487,937,000                              -
      Changes due to revisions of standardized                                   -                              -
         variables
         Prices and operating expenses                                           -                              -
         Revisions to previous quantity estimates                                -                              -
         Estimated future development costs                             41,050,000                              -
         Income taxes                                                  281,326,000                              -
         Accretion of discount                                          50,476,000                              -
         Production rates (timing) and other                                     -                              -
                                                       ----------------------------    ---------------------------
      Net Change                                                       115,085,000                              -
      Beginning of year                                                          -                              -
                                                       ----------------------------    ---------------------------
      End of year                                                    $ 115,085,000                            $ -
                                                       ============================    ===========================

      Sales of oil and natural gas, net of oil and natural gas operating expenses are based on historical pre-tax results. Sales of oil and natural gas properties, extensions and discoveries, purchases of minerals in place and the changes due to revisions in standardized variables are reported on a pre-tax discounted basis, while the accretion of discount is presented on an after tax basis.