Form 10QSB
period 2005-06-30
BMB MUNAI INC
filed 2005-08-11
CIK 924805

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
   June 30, 2005                                                000-28638


                                 BMB MUNAI, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   30-0233726
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                 20A Kazibek Bi Street, Almaty, 480100Kazakhstan
                 -----------------------------------------------
                    (Address of principal executive offices)

                              +7 (3272) 58-85-17/47
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None.

Securities registered pursuant to section 12(g) of the Exchange Act:
Common, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No [ ]

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: common stock, par value $0.001; 31,998,846 shares outstanding as of August 1, 2005.

Transitional small business disclosure format (check one)  Yes [ ]  No [X]

                                 BMB MUNAI, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

   Item 1.  Financial Statements

       Consolidated Balance Sheets as of June 30, 2005 and March 31, 2005 .... 3

       Unaudited Consolidated Statements of Loss for the Three Months Ended
       June 30, 2005 and June 30, 2004, and the period from inception
       (May 6, 2003) to June 30, 2005......................................... 4

       Unaudited Consolidated Statements of Cash Flows for the Three
       Months Ended June 30, 2005 and June 30, 2004 and the period from inception (May 6, 2003) to June 30, 2005............................... 5

       Notes to Unaudited Consolidated Financial Statements................... 6

   Item 2.  Management's Discussion and Analysis or Plan of Operation........ 19

   Item 3.  Controls and Procedures.......................................... 29

PART II -- OTHER INFORMATION

   Item 1.  Legal Proceedings................................................ 30

   Item 2.  Changes in Securities............................................ 31

   Item 5.  Other Information................................................ 31

   Item 6.  Exhibits and Reports on Form 8-K................................. 31

   Signatures................................................................ 32

PART I - FINANCIAL INFORMATION

                  Item 1- Financial Statements

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------

                                                                            Notes        June 30, 2005       March 31, 2005
                                                                                          (unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                           $    7,885,926       $    9,989,632
    Marketable securities                                                                      492,539              788,921
    Trade accounts receivable                                                                    1,178              132,400
    Inventories                                                               3              3,876,489            3,227,411
    Prepaid expenses and other assets, net                                    4              4,447,465            4,172,291
                                                                                        --------------       --------------
       Total current assets                                                                 16,703,597           18,310,655
                                                                                        --------------       --------------

NON-CURRENT ASSETS
    Oil and gas properties, full cost method, net                             6             48,955,938           42,964,359
    Other fixed assets, net                                                                    681,811              683,459
    Intangible assets, net                                                                      66,581               14,435
    Restricted cash                                                                             60,973               60,973
                                                                                        --------------       --------------
       Total non-current assets                                                             49,765,303           43,723,226
                                                                                        --------------       --------------

TOTAL ASSETS                                                                            $   66,468,900       $   62,033,881
                                                                                        ==============       ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                    $    5,085,154       $    5,844,639
    Due to reservoir consultants                                                               278,000              278,000
    Taxes payable                                                                              325,126              333,063
    Due to Astana Fund                                                        5                      -              250,000
    Accrued liabilities and other payables                                                     196,594              291,969
                                                                                        --------------       --------------
       Total current liabilities                                                             5,884,874            6,997,671
                                                                                        --------------       --------------

LONG TERM LIABILITIES
    Due to reservoir consultants                                                               222,000              222,000
    Liquidation fund                                                                            60,973               60,973
    Deferred income tax liabilities                                                                343                  343
                                                                                        --------------       --------------
       Total long term liabilities                                                             283,316              283,316
                                                                                        --------------       --------------

COMMITMENTS AND CONTINGENCIES                                                 9                      -                    -

SHAREHOLDERS' EQUITY
    Share capital                                                             7                 31,999               30,514
    Additional paid-in capital                                                7             64,544,653           58,460,520
    Deficit accumulated during the development stage                                        (4,275,942)          (3,738,140)
                                                                                        --------------       --------------
       Total shareholders' equity                                                           60,300,710           54,752,894
                                                                                        --------------       --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $   66,468,900       $   62,033,881
                                                                                        ==============       ==============

See notes to the consolidated financial statements.                                                                         3

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------

                                                                                                             Period from
                                                                                                              inception
                                                                       Three months       Three months      (May 6, 2003)
                                                                           ended              ended            through
                                                                       June 30, 2005      June 30, 2004     June 30, 2005
                                                                       --------------     --------------    --------------
REVENUES                                                               $      662,637     $      118,949    $    1,636,283

EXPENSES
    Production                                                                 67,740             24,322           332,889
    Selling                                                                    42,462              8,436           249,391
    General and administrative                                              1,001,238            550,950         5,843,957
    Amortization and depreciation                                              30,438              9,125           101,647
                                                                       --------------     --------------    --------------
Total expenses                                                              1,141,878            592,833         6,527,884
                                                                       --------------     --------------    --------------
LOSS FROM OPERATIONS                                                         (479,241)          (473,884)       (4,891,601)

OTHER INCOME (EXPENSE)
    Realized gain on marketable securities                                     62,779             54,915           267,214
    Unrealized (loss) gain on marketable securities                            (7,539)          (303,697)          (11,899)
    Foreign exchange gain (loss), net                                        (132,415)            77,654           438,055
    Interest income, net                                                       12,022              2,884           (54,186)
    Other income, net                                                           6,592                  -            58,802
                                                                       --------------     --------------    --------------
Total other income (expense)                                                  (58,561)          (168,244)          697,986
                                                                       --------------     --------------    --------------
LOSS BEFORE INCOME TAXES                                                     (537,802)          (642,128)       (4,193,615)

INCOME TAX EXPENSE                                                                  -                  -              (343)
                                                                       --------------     --------------    --------------
LOSS BEFORE MINORITY INTEREST                                                (537,802)          (642,128)       (4,193,958)

MINORITY INTEREST                                                                   -             39,922           (81,984)
                                                                       --------------     --------------    --------------
NET LOSS                                                               $     (537,802)    $     (602,206)   $   (4,275,942)
                                                                       ==============     ==============    ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                 31,750,558         20,429,422        29,349,498
                                                                       --------------     --------------    --------------
LOSS PER COMMON SHARE (BASIC AND DILUTED)                              $        (0.02)    $        (0.03)   $        (0.15)
                                                                       ==============     ==============    ==============

See notes to the consolidated financial statements.                                                                         4

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                              Period from
                                                                                                                inception
                                                                           Three months     Three months      (May 6, 2003)
                                                                               ended            ended            through
                                                                 Notes     June 30, 2005    June 30, 2004     June 30, 2005
                                                                           -------------    -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $    (537,802)   $    (602,206)    $  (4,275,942)
Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation, depletion and amortization                                      60,367            9,124           199,028
    Provision for doubtful accounts                                                    -                -           129,051
    Minority interest in operation of subsidiary                                       -          (39,922)                -
    Deferred income tax expense                                                        -                -               343
    Unrealized loss on marketable securities                                       7,539          303,697            11,899
Changes in operating assets and liabilities
    Decrease / (increase) in marketable securities                               288,843        1,808,966          (504,438)
    Decrease/ (increase) in accounts receivable                                  131,222                -            (1,178)
    Increase in inventories                                                     (649,078)        (408,787)       (3,876,489)
    Increase in prepaid expenses                                                (275,174)      (2,314,127)       (4,555,344)
    (Decrease) / Increase in accounts payable and other accruals              (1,112,797)         403,764         6,009,854
                                                                           -------------    -------------     -------------
Net cash used in operations                                                   (2,086,880)        (839,491)       (6,863,216)

Interest paid                                                                          -                -           (84,007)
                                                                           -------------    -------------     -------------
Net cash used in operating activities                                         (2,086,880)        (839,491)       (6,947,223)
                                                                           -------------    -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of oil and gas properties                                     (6,004,418)        (917,443)      (29,669,465)
    Acquisition of other fixed assets                                            (41,281)         (64,414)         (842,392)
    Acquisition of intangible assets                                             (56,745)            (230)          (74,501)
    Restricted cash                                                                    -                -           (60,973)
    Deposits                                                                           -                -           (21,172)
                                                                           -------------    -------------     -------------
Net cash used in investing activities                                         (6,102,444)        (982,087)      (30,668,503)
                                                                           -------------    -------------     -------------

           CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from sale of common stock                           7             5,221,685                -        42,437,719
    Proceeds from short-term financing                                                 -                -           500,000
    Repayment of short-term financing                                                  -                -          (500,000)
    Proceeds from issuance of convertible debt                                         -                -         2,000,000
    Proceeds from exercise of common stock options                               863,933                -         1,063,933
                                                                           -------------    -------------     -------------
Net cash provided by financing activities                                      6,085,618                -        45,501,652
                                                                           -------------    -------------     -------------

          NET CHANGE IN CASH AND CASH EQUIVALENTS                             (2,103,706)      (1,821,578)        7,885,926

CASH AND CASH EQUIVALENTS
  at beginning of period                                                       9,989,632        2,126,355                 -
                                                                           -------------    -------------     -------------

CASH AND CASH EQUIVALENTS
  at end of period                                                         $   7,885,926    $     304,777     $   7,885,926
                                                                           =============    =============     =============


Non cash transactions:
    Conversion of debt into common stock                                   $           -    $           -     $   2,000,000
    Accrual of liabilities to Astana Fund                        5         $           -    $           -     $     250,000
    Acquisition of 30% of Emir Oil LLP by issuance of
       3,500,000 shares of common stock                          7         $           -    $           -     $  19,075,000


See notes to the consolidated financial statements.                                                                         5

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    DESCRIPTION OF BUSINESS

      BMB Munai, Inc. (the "Company") was incorporated in Utah in July 1981. The Company later changed its domicile to Delaware on February 7, 1994. Prior to November 26, 2003, the Company existed under the name InterUnion Financial Corporation ("InterUnion"). The Company changed its domicile from Delaware to Nevada in December 2004.

      On November 26, 2003, InterUnion executed an Agreement and Plan of Merger (the "Agreement") with BMB Holding, Inc ("BMB"), a private Delaware corporation, formed for the purpose of acquiring and developing oil and gas fields in the Republic of Kazakhstan. As a result of the merger, the shareholders of BMB have obtained control of the Company. BMB was treated as the acquiror for accounting purposes. A new board of directors was elected that was comprised primarily of the former directors of BMB Holding, Inc.

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


2.    SIGNIFICANT ACCOUNTING POLICIES

      The financial information included herein, (except the balance sheet as of March 31, 2005, which has been derived from our Annual Report on Form 10 KSB for the year ended March 31, 2005), is unaudited. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-QSB Report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes included in our March 31, 2005 Form 10-KSB Report.

      The accounting principles applied are consistent with those as set out in the Company's annual Consolidated Financial Statements for the year ended March 31, 2005.

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      Basis of consolidation
      ----------------------

      The Company's financial statements present the consolidated results of BMB Munai, Inc., and its wholly owned subsidiary, Emir Oil LLP (hereinafter collectively referred to as the "Company"). All significant inter-company balances and transactions have been eliminated from the Consolidated Financial Statements.

      All transactions of Emir Oil from the date of its purchase by BMB (June 7, 2003) through June 30, 2005 are reflected in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

      Emir Oil maintains its accounting records in Kazakhstan Tenge and prepares separate statutory financial statements in accordance with accounting legislation in the Republic of Kazakhstan. Statutory accounting principles and procedures in Kazakhstan differ from accounting principles generally accepted in the United States of America. Accordingly, the accompanying Unaudited Consolidated Financial Statements, which include Emir Oil's statutory accounting records, reflect adjustments necessary for such financial statements to be presented in accordance with accounting principles generally accepted in the United States of America.

      Use of estimates
      ----------------

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

      Foreign currency translation
      ----------------------------

      Transactions denominated in foreign currencies are reported at the rates of exchange prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the rates of exchange prevailing at the balance sheet dates. Any gains or losses arising from a change in exchange rates subsequent to the date of the transaction are included as an exchange gain or loss in the Consolidated Statements of Loss.

      Share-Based Compensation
      ------------------------

      The Company accounts for options granted to non-employees at their fair value in accordance with FAS 123, Accounting for Stock-Based Compensation. Under FAS No. 123, stock-based compensation is determined as the fair value of the equity instruments issued. The measurement date for these

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete. Stock options granted to the "selling agents" in the private equity placement transactions and have been offset to the proceeds as a cost of capital.

      The Company has a stock option plan as described in Note 7. Compensation expense for options granted to employees is determined based on their fair values at the time of grant, the cost of which is recognized in the Consolidated Statement of Loss over the vesting periods of the respective options.

      Risks and uncertainties
      -----------------------

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

      Recognition of revenue and cost
      -------------------------------

      Revenue and associated costs from the sale of oil are charged to the period when goods were shipped or when ownership title transferred. Produced but unsold products are recorded as inventory until sold. As of June 30, 2005 the production unit of the Company - Emir Oil had test production sales at Kazakhstan domestic market price, which is considerably lower than world market prices.

      Income taxes
      ------------

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

      Cash and cash equivalents
      -------------------------

      The Company considers all demand deposits and money market accounts purchased with an original maturity of three months or less to be cash and cash equivalents. The fair value of cash and cash equivalents approximates their carrying amounts due to their short-term maturity.

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      As of June 30, 2005 the Company pledged cash in amount of $360,045 to collateralize payment to an oil drilling and service company for drilling services.

      Marketable securities
      ---------------------

      Marketable securities consist of short-term repurchase agreements for securities issued by Kazakhstan banks and Kazakhstan financial institutions. The Company records these marketable securities as trading securities and any change in the fair market value is recorded in earnings.

      As of June 30, 2005 the Company pledged all marketable securities to collateralize payment to an oil drilling and service company for drilling services.

      Trade accounts receivable and prepaid expenses
      ----------------------------------------------

      Accounts receivable and prepaid expenses are stated at their net realizable values after deducting provisions for uncollectable amounts. Such provisions reflect either specific cases or estimates based on evidence of collectability. The fair value of accounts receivable and prepaid expense accounts approximates their carrying amounts due to their short-term maturity.

      Inventories
      -----------

      Inventories of equipment for development activities, tangible drilling materials required for drilling operations, spare parts, diesel fuel, and various materials for use in oil field operations are recorded at the lower of cost and net realizable value. Under the full cost method, inventory is transferred to oil and gas properties when used in exploration, drilling and development operations in oilfields.

      Inventories of crude oil are recorded at the lower of cost and net realizable value. Cost comprises direct materials and, where applicable, direct labour costs and overhead, which has been incurred in bringing the inventories to their present location and condition. Cost is calculated using the weighted average method. Net realizable value represents the estimated selling price less all estimated costs to completion and costs to be incurred in marketing, selling and distribution.

      Oil and gas properties
      ----------------------

      The Company follows the full cost method of accounting for its costs of acquisition, exploration and development of oil and gas properties.

      Under full cost accounting rules, the net capitalized costs of evaluated oil and gas properties shall not exceed an amount equal to the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, including the use of oil and gas prices as of the end of the period.

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

      All geological and geophysical studies, with respect to the ADE Block, have been capitalized as part of the oil and gas properties.

      The Company's oil and gas properties primarily include the value of the license and other capitalized costs.

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

      Other fixed assets
      ------------------

      Other fixed assets are valued at the historical cost adjusted for impairment loss less accumulated depreciation. Historical cost includes all direct costs associated with the acquisition of the fixed assets.

      Depreciation of other fixed assets is calculated using the straight-line method based upon the following estimated useful lives:


         Buildings and improvements                         7-10 years
         Machinery and equipment                            6-10 years
         Vehicles                                            3-5 years
         Office equipment                                    3-5 years
         Other                                               2-7 years

      Maintenance and repairs are charged to expenses as incurred. Renewals and betterments are capitalized.

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Other fixed assets of the Company are evaluated for impairment. If the sums of expected undiscounted cash flows are less than net book value, unamortized costs of other fixed assets will be reduced to a fair value.

      In accordance with FAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", depreciation related to support equipment and facilities used in exploration and development activities in the amount of $17,090 was capitalized to oil and gas properties.

      Intangible assets
      -----------------

      Intangible assets include accounting and other software. Amortization of intangible assets is calculated using straight-line method upon estimated useful life ranging from 3 to 4 years.

      Restricted cash
      ---------------

      Restricted cash includes funds deposited in a Kazakhstan bank and is restricted to meet possible environmental obligations according to the regulations of the Republic of Kazakhstan. The fair value of these funds approximates their carrying amounts as amount and conditions of deposited funds governed by the Government of the Republic of Kazakhstan.

      Comparative figures
      -------------------

      The presentation of certain amounts for the previous periods has been reclassified to conform to the presentation adopted for the current quarter.

      Recent accounting pronouncements
      --------------------------------

      In May 2005, the FASB issued Statement 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion 20, "Accounting Changes" and FASB Statement 3, "Reporting Accounting Changes in Interim Financial Statements." This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005 and will not impact the Company's financial position or results of operations and cash flows.

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


3.    INVENTORIES

      Inventories as of June 30, 2005 and March 31, 2005 were as follows:

                                                                                   June 30, 2005         March 31, 2005
                                                                                    (unaudited)
       Construction material                                                       $   3,719,351         $   3,103,555
       Spare parts                                                                        75,543                59,706
       Crude oil produced                                                                  5,084                 7,735
       Other                                                                              76,511                56,415
                                                                                   -------------         -------------
                                                                                   $   3,876,489         $   3,227,411
                                                                                   =============         =============


4.    PREPAID EXPENSES AND OTHER ASSETS

      Prepaid expenses as of June 30, 2005 and March 31, 2005 were as follows:
                                                                                   June 30, 2005         March 31, 2005
                                                                                    (unaudited)
       Advances for services                                                       $   1,860,448         $     589,944
       Advances for material                                                           1,276,428             2,301,074
       VAT recoverable                                                                 1,310,189             1,217,751
       Other                                                                             129,451               192,573

      Reserves against uncollectible advances and prepayments                           (129,051)             (129,051)
                                                                                   -------------         -------------
                                                                                   $   4,447,465         $   4,172,291
                                                                                   =============         =============

5.    DUE TO ASTANA FUND

      In 2004 the Government of the Republic of Kazakhstan imposed a liability in the amount of $250,000 to make cash contributions to the Astana Fund. The Astana Fund is a government fund used by the Government of the Republic of Kazakhstan to accumulate cash for construction and development of Astana, Kazakhstan, the new capital of the Republic of Kazakhstan. On May 27, 2005 the Company made a cash contribution of $250,000 to Astana Fund.

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


6.   OIL AND GAS PROPERTIES

      Oil and gas properties as of June 30, 2005 and March 31, 2005 were as follows:

                                                                                    June 30, 2005        March 31, 2005
                                                                                     (unaudited)
       Subsoil use right                                                            $ 20,788,119          $ 20,788,119
       Cost of drilling wells                                                         12,004,832             9,334,021
       Professional services received in exploration and development activities        5,780,567             4,798,314
       Material and fuel used in exploration and development activities                3,588,076             2,891,765
       Infrastructure development costs                                                1,415,791             1,231,391
       Geological and geophysical                                                        859,790               653,571
       Other capitalized costs                                                         4,616,144             3,334,630

      Accumulated depreciation, depletion and amortization                               (97,381)              (67,452)
                                                                                    ------------          ------------
                                                                                    $ 48,955,938          $ 42,964,359
                                                                                    ============          ============

7.    SHARE AND ADDITIONAL PAID IN CAPITALS

      Common and preferred stock as of June 30, 2005 and March 31, 2005 are as following:
                                                                                      June 30,               March 31,
                                                                                        2005                   2005
                                                                                     (unaudited)
            Preferred stock, $0.001 par value
            Authorised                                                               20,000,000             20,000,000
            Issued and outstanding                                                            -                      -

            Common stock, $0.001 par value
            Authorised                                                              100,000,000            100,000,000
            Issued and outstanding                                                   31,998,841             30,513,761

      Reverse merger
      --------------

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

      Acquisition
      -----------

      On May 24, 2004, the Company agreed to purchase the remaining 30% interest of its minority interest partner in Emir Oil in exchange for 3,500,000 shares of restricted Company common stock. On August 6, 2004, the Company

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      issued the 3,500,000 shares to its minority partner in Emir Oil. The aggregate purchase price was determined to be $19,075,000 using a price of the Company's common shares on OTCBB on August 6, 2004 of $5.45 per share. The entire purchase price has been allocated to oil and gas properties in the accompanying Consolidated Balance Sheet.

      Private placements
      ------------------

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

      On March 31, 2005, the Company sold an aggregate of 1,101,000 common shares of the Company at $5.00 per share in a private placement offering. On April 12, 2005 the Company received $5,221,685 net of the agent fees and out of pocket expenses.

      Common stock sold in private placements as of June 31, 2005 are as following:

                                              Number of                           Gross amount       Net amount
                                             shares sold       Share price           raised           received
                                             -----------       -----------        ------------       ----------
       First private placement                 4,830,494      $ 2.15-$ 2.50        $11,113,562       $ 9,935,874
       Second private placement                4,584,340             $ 4.00         18,337,360        17,311,906
       Third private placement                 3,101,000             $ 5.00         15,505,000        15,189,939
                                           -------------                       ----------------- ------------------
                                              12,515,834                           $44,955,922       $42,437,719
                                           =============                       ================= ==================

      The offerings were made only to accredited investors in the United States under Regulation D and pursuant to Regulation S to non U.S. Persons.

      Share-Based Compensation
      ------------------------

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

      In December 2003, the Company granted warrants to a placement agent in connection with funds raised on the Company's behalf. These warrants grant the placement agent the right to purchase up to 275,050 shares of the Company's common stock at an exercise price of $2.15 and 208,000 shares of

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      the Company's common stock at an exercise price of $2.50 per share. In May and June 2005 a placement agent exercised stock warrants for 275,050 shares at the exercise price of $2.15 and stock warrants for 109,030 shares at the exercise price of $2.50. The remaining warrants for 98,970 shares at the exercise price of $2.50 expired at the end of June 2005.

      During July 2004, the Company granted warrants to a placement agent in connection with funds raised on the Company's behalf. These warrants grant the placement agents the right to purchase up to 458,434 shares of the Company's common stock at an exercise price of $4.00 per share. The warrants expire at the first quarter of 2006 calendar year.

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

      Stock options and warrants outstanding and exercisable as of June 30, 2005 are:

                                                               Weighted
                                            Number of       Average Exercise
                                             shares              price
                                          ------------      ----------------
       As of March 31, 2005                1,144,341            $ 3.22

          Granted                            110,100              5.00
          Exercised                         (384,080)             2.25
          Expired                            (98,970)             2.50
                                          ------------       -----------
       As of June 30, 2005                   771,391            $ 4.05
                                          ============       ===========

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      Stock options and warrants as of June 30, 2005 are:

                         Options and Warrants outstanding                       Options and Warrants exercisable
      -----------------------------------------------------------------------------------------------------------
          Range of          Options and         Weighted         Weighted       Options and     Weighted Average
       exercise price         Warrants          Average          Average          Warrants       Exercise Price
                                             Exercise Price    Contractual
                                                               Life (years)
      ------------------  -----------------  --------------- ----------------  ----------------- ----------------
       $ 2.15 - $ 5.00         771,391            4.05              2.41           771,391             4.05

      The estimated fair value of the stock options and warrants issued were determined using Black-Scholes option pricing model with the following assumptions:
                                                                             June 30, 2005        March 31, 2005
                                                                              (unaudited)
       Risk-free interest rate                                                   3.63%                3.20%
       Expected option life                                                      1 year               1 year
       Expected volatility in the price of the Company's common shares          74%                  76%
       Expected dividends                                                        0%                   0%

       Weighted average fair value of options and warrants granted
          during the year                                                      $ 1.74               $ 2.22

8.    RELATED PARTY TRANSACTIONS

      During the three months ended June 30, 2005, the Company retained the services of TatArka LLC. TatArka LLC was paid $2,150,562 advance payment to obtain 3D seismic data of extended territory. TatArka LLC is a subsidiary of a company that shares a common director with our Company.

      The Company leases ground fuel tanks and other oil fuel storage facilities and warehouses from Term Oil LLC. The lease expenses for the three months ended June 30, 2005, totaled to $55,240. One of our shareholders is an owner of Term Oil LLC.

      During the three months ended June 30, 2005, the Company also retained the services of several companies. Expenses for those services rendered during the three months ended June 30, 2005, totaled to $35,769. The suppliers which rendered services are affiliated with directors of the Company.

      During the three months ended June 30, 2005, Zhanaozen Repair and Mechanical Plant Ltd was paid $22,399 advance payment for inventory supply. Zhanaozen Repair and Mechanical Plant Ltd is an affiliated party with one of the shareholders of the Company.

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


9.    COMMITMENTS AND CONTINGENCIES

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

      Capital Commitments
      -------------------

      Under the terms of its oil and gas contract, Emir Oil is required to spend a total of $32 million in exploration and development activities on the ADE Block. To retain its rights under the contract, the Company must spend a minimum of $9.3 million in 2005, $6 million in 2006 and $4.5 million in 2007. The failure to make these minimum capital expenditures could result in the loss of the contract.

      Litigation
      ----------

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

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


10.   FINANCIAL INSTRUMENTS

      The nature of the Company's operations exposes the Company to fluctuations in commodity prices, foreign currency exchange rates, credit risk and country risk. The Company recognizes these risks and manages operations in a manner such that exposure to these risks is minimized to the extent practical.

      As of June 30, 2005 and March 31, 2005 marketable securities of $492,539 and $788,921, respectively, are held in short term repurchase agreements for securities issued by Kazakhstan banks and Kazakhstan financial institutions. As of June 30, 2005 and March 31, 2005 cash and cash equivalents include deposits in Kazakhstan banks in the amount $4,156,607 and $9,090,276, respectively. As of June 30, 2005 and March 31, 2005 the Company made advance payments to Kazakhstan companies and government bodies in the amount $4,576,516 and $4,301,342, respectively. As of June 30, 2005 and March 31, 2005 trade accounts receivable of $1,178 and $132,400, respectively, are with the Kazakhstan oil processing plant. Restricted cash reflected in the long-term assets consists of $60,973 deposited in a Kazakhstan bank and restricted to meet possible environmental obligations according to the regulations of Kazakhstan. Furthermore, the primary asset of the Company is Emir Oil; an entity formed under the laws of the Republic Kazakhstan.


11.   SUBSEQUENT EVENTS

      Subsequent to the quarter ended June 30, 2005 the Company granted 70,526 common stocks to its former Chief Executive Officer and President for the past services rendered.

Item 2. Management's Discussion and Analysis or Plan of Operations

         The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Consolidated Financial Statements and the accompanying notes included in this Form 10-QSB contains additional information that should be referred to when reviewing this material and this document should be read in conjunction with the Form 10-KSB of the Company for the year ended March 31, 2005.

         Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed.

Forward Looking Statements

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

Overview
--------

         BMB Munai, Inc., is an independent oil and natural gas company engaged in the exploration, development, acquisition and production of crude oil and natural gas properties in the Republic of Kazakhstan (sometimes also referred to herein as the "ROK" or "Kazakhstan"). We hold a contract that allows us to explore and develop approximately 460 square kilometers in western Kazakhstan. Our contract grants us the right to explore and develop the Aksaz, Dolinnoe and Emir oil and gas fields, referred to herein as "the ADE Block" as well as an area adjacent to the ADE Block referred to herein as "the Extended Territory." The ADE Block and Extended Territory are collectively referred to herein as "our properties."

         We are currently in the development stage. We generate revenue, income and cash flow by producing and marketing oil and natural gas from our oil and natural gas properties. We make significant capital expenditures in our exploration and development activities that we anticipate will allow us to increase and improve our ability to generate revenue. Our drilling strategy is focused toward enhancing cash flows and increasing proved developed reserves by drilling developmental wells within a proximity of existing wells, which we believe decreases our likelihood of drilling a dry hole, while at the same time increasing our current production and cash flow. As our cash flow and proved developed reserves grow, we will begin drilling exploratory wells to find new reservoirs or extend known reservoirs. We believe this strategy will result in growth of proved developed reserves, production and financial strength.

Industry and Economic Factors
-----------------------------

         We are a development stage company and have not yet generated significant production or revenues from the development of our properties. While we have raised capital to fund acquisitions and operations to date, we believe we still lack sufficient capital to complete exploration and development of our properties. We are currently using more cash in operations than we generate. We anticipate the need for additional funding before our revenue from oil and natural gas production will be sufficient to meet our operating needs.

         In managing our business, we must deal with many factors inherent in our industry. First and foremost is the fluctuation of oil and gas prices. Historically, oil and gas markets have been cyclical and volatile, with future price movements, which are difficult to predict. While our revenues are a function of both production and prices, wide swings in commodity prices will likely have the greatest impact on our results of operations. We have no way to predict those prices or to control them without losing some advantage of the upside potential. The oil and gas industry has continued to experience high commodity prices in 2005, which has positively impacted the entire industry as well as our Company.

         Our operations entail significant complexities. Advanced technologies requiring highly trained personnel are utilized in both exploration and development. Even when the technology is properly used, we may still not know conclusively if hydrocarbons will be present or the rate at which they may be produced. Despite our best efforts to limit risk, exploration is a high-risk activity, often times resulting in no commercially productive reserves being discovered. Moreover, costs associated with operating within our industry are substantial.

         Our business, as with other extractive industries, is a depleting one in which each gas equivalent produced must be replaced or our business, and a critical source of future liquidity, will shrink.

         The oil and gas industry is highly competitive. Competition in Kazakhstan and Central Asia includes other junior hydrocarbons exploration companies, mid-size producers and major exploration and production companies. Many of our competitors have greater financial resources and larger technical staff than we have.

         We are subject to various levels of government regulation and control, both in Kazakhstan and the United States. In particular, our activities are subject to stringent operational and environmental regulations. These regulations affect our costs of planning, designing, drilling, installing and operating oil and gas wells and related facilities. These regulations may become more demanding in the future.

Recent Developments
-------------------

         During the quarter we completed construction of Dolinnoe-3 well, which commenced on January 26, 2005. Preliminary tests indicated the presence of five oil bearing zones. Inside the producing intervals core sampling, hydrodynamic and field geophysical research and formation testing were completed and oil and gas flow was discovered. Works for more extensive testing are currently under way. To start test production on the Dolinnoe-3 well, we constructed a flow line from the well to the oil collection center in the Dolinnoe field and installed a wellhead heater. Presently, we have penetrated two bearing zones in Dolinnoe-3 well. We plan to perforate and test the other productive zones.

         Subsequent to construction of the Dolinnoe-3 well, we undertook operations to reenter the Aksaz-4 well which was drilled to a depth of 4,080 meters, but abandoned during the Soviet Union period due to lack of financing. We performed initial underground workover of Aksaz-4 well with the purpose of examining the condition of the drilled well bore and its preparation for further drilling. On May 13, 2005, we commenced drilling operations on the Aksaz-4 well. While drilling, we performed geophysical, geological and technical studies and core sampling of Triassic formations. On the basis of available geological information including the data obtained from the 3D seismic survey, a structure with a probability of oil bearing capacity was discovered in Paleozoic formations. As of August 2, 2005 drilling of the well has almost been completed.

         During the first quarter we also continued workover of four wells which are currently under testing and test production. We removed geophysical equipment abandoned in the Dolinnoe-1 well and penetrated to deeper productive horizons perforating two additional oil bearing zones.

         At the Dolinnoe-2 well we perforated the second, third and fourth horizons using high-powered perforating charges. On June 14, 2005 the well was put on test production.

         In June 2005 we performed a second perforation on the Emir-1 well to provide more penetration capability and preparations for hydraulic fracturing of this well with acid treatment were performed.

         Repair works are also under way on the Aksaz-1 well to liquidate the drill string-casing annulus and isolate a water-bearing horizon.

Outlook
-------

         During the remainder of the fiscal year, we will continue work over and research operations on the existing five wells in the ADE Block. During the upcoming quarter we also plan to complete construction of the Aksaz-4 well and put it into test production.

         In order to increase production rates in existing wells we plan to employ new technological methods, including the use of specially formulated acidic compositions for use when conducting hydraulic fracturing and treatment on the wells of Dolinnoe and Emir fields. By utilizing acidic compositions that are specifically adjusted to the properties of the geological structures, oil content and downhole temperatures at each well, we anticipate improved results from fracturing and increased oil production. During the upcoming quarters we plan conduct hydraulic fracturing on the Emir-1 and Dolinnoe-2 wells. We plan to undertake similar operations on Dolinnoe-1 and Dolinnoe-3 wells as well.

         We also plan to explore opportunities for radial and horizontal drilling and have retained the services of several leading scientific and research project institutes to assist us.

         During the first quarter we retained Chapman Petroleum Engineering LTD ("Chapman") to perform reserve and economic evaluations of oil and gas properties in the Extended Territory. Chapman will perform the evaluation based on the results of reinterpretation of 2D seismic data. Additionally in April 2005, we concluded a contract on 3D seismic field works in the Extended Territory. Results of reserve evaluation by Chapman and the 3D seismic survey will allow us to have sufficient information to evaluate the oil and gas reserves of the Extended Territory, and prepare an efficient work program for further exploration and development of the Extended Territory. We have commenced well inspection and hydro-testing of a production string at Kariman-1 well drilled during Soviet times in the Extended Territory to the depth of Jurassic formations with the purpose of its probable deepening down to the oil-bearing Triassic deposits.

         We invested approximately $6 million in exploration and development of our properties during the three months ended June 30, 2005. We expect to invest an additional $4 million to $8 million in exploration and development during the remainder of the current fiscal year. We anticipate the need to raise an additional $40,000,000 to support exploration and development activities before we expect income from oil production to be sufficient to meet our needs for operating capital.

         Our outlook as described above is subject to change based upon factors that include, but are not limited to, drilling results, commodity prices, access to capital and other factors referred to in "Forward Looking Statements."

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

Results of Operations
---------------------

         This section includes discussion of our results of operations for the three-month period ended June 30, 2005 as compared to the same period of the prior year.

         Three months ended June 30, 2005, compared to the three months ended June 30, 2004

Revenue and Production
----------------------

         The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the three months ended June 30, 2005 and the three months ended June 30, 2004.

                                                                                            Three months ended
                                                                                              June 30, 2005
                                                                                        to the three months ended
                                                                                              June 30, 2004
                                                                                       -----------------------------
                                              For the three          For the three          $               %
                                              Months ended           months ended       Increase         Increase
                                              June 30, 2005          June 30, 2004     (Decrease)       (Decrease)
                                            ------------------    -------------------- ------------    -------------
Production volumes:
  Natural gas (Mcf)                                         -                       -            -                -
  Natural gas liquids (Bbls)                                -                       -            -                -
  Oil and condensate (Bbls)                            41,456                  11,405       30,051              263
  Barrels of Oil equivalent (BOE)                           -                       -            -                -

Average Sales Price
  Natural gas ($ per Mcf)                            $      -                $      -     $      -
                                                                                                                  -
  Natural gas liquids ($ per Bbl)                    $      -                $      -     $      -
                                                                                                                  -
  Oil and condensate ($ per Bbl)                     $  17.98                $  13.22     $   4.76               36
  Barrels of Oil equivalent
    ($ per BOE)                                      $      -                $      -     $      -
                                                                                                                  -

Operating Revenue:
Natural gas                                          $      -                $      -     $      -                -
Natural gas liquids                                         -                       -            -                -
Oil and condensate                                    662,637                 118,949      543,688              457
Gain on hedging and derivatives(1)                          -                       -            -                -
                                            ------------------    -------------------- ------------    -------------
      Total                                          $662,637                $118,949     $543,688              457
                                            ==================    ==================== ============    =============

-------------------
(1) We did not engage in hedging transactions, including derivatives during the three months ended June 30, 2005, or the three months ended June 30, 2004.

         Revenues. We generate revenue under our contract from the sale of oil and natural gas recovered during test production. During the three months ended June 30, 2005 and 2004, 100% of our revenue was generated from the sale of crude oil. During our first fiscal quarter 2005 we realized revenue from oil and gas sales of $662,637 compared to $118,949 during our first fiscal quarter of 2004. This increase in revenues is primarily the result of two facts. First, we performed workover of re-entered wells and drilled two additional wells, both of which led to increased production volume. Second, oil price in the domestic market increased 36% during the three months ended June 30, 2005. We anticipate production will continue to increase in the upcoming fiscal quarters. If production increases and oil prices remain constant or continue to increase, we expect revenue will continue to increase in the upcoming quarters. At the present time, however, it is unclear the rate at which our production and corresponding revenues may increase.

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

Costs and Operating Expenses
----------------------------

         The following table presents a detail of our expenses for the three months ended June 30, 2005 and 2004:

                                            For the three months ended      For the three months ended
                                                  June 30, 2005                      June 30, 2004
                                           -----------------------------    ---------------------------------
Expenses:
   Oil and gas operating(1)                                  $   37,811                            $  24,322
   Selling                                                       42,462                                8,436
   Depreciation, depletion and
      amortization                                               60,367                                9,125
   General and administrative                                 1,001,238                              550,950
Total                                                        $1,141,878                            $ 592,833
                                           =============================    =================================
Expenses ($ per BOE):
   Oil and gas operating(1)                                        1.03                                 2.70
   Depreciation, depletion and
     amortization(2)                                               0.81                                    -

-------------------
(1) Includes lease operating costs and production and ad valorem taxes.
(2) Represents depreciation, depletion and amortization of oil and gas properties only.

         Production Expenses. During the three months ended June 30, 2005, we incurred $67,740 in production expenses compared to $24,322 during the three months ended June 30, 2004. A significant portion of the increase in production expenses is attributable to accrual of depletion. During the first quarter we accrued $29,929 depletion expenses of oil and gas properties. Additionally production cost increased as a result of hiring more production and maintenance personal and repair overhead. We expect production expenses to continue to increase in the upcoming fiscal quarters. At the present time, however, it is unclear the rate at which our production expenses may increase in upcoming fiscal quarters.

         Selling Expenses. We incurred selling expenses of $42,462 during the three months ended June 30, 2005 compared to $8,436 during the three months ended June 30, 2004. The increase in selling expenses is nearly proportional to the increase in revenue during the comparable quarters as we incurred. We transport oil produced in oilfields to railway terminals in oil tankers which are under operational lease. Consequently we use more gasoline and incur more overhead. We expect selling expenses to continue to increase in the upcoming fiscal quarters as revenue continues to increase. At the present time, however, it is unclear the rate at which our production expenses may increase in the upcoming fiscal year.

         General and Administrative Expenses. General and administrative expenses during the three months ended June 30, 2005 were $1,001,238 compared to $550,950 during the three months ended June 30, 2004. This represents a 82% increase in general and administrative expenses. This significant increase is attributable to a 140% increase in payroll and other compensation, a 139% increase in rent expenses, a 89% increase in professional services fees, a 22% increase in taxes, a 52% increase in transportation, a 1,314% increase in insurance expense, a 19% increase in communication expenses and a 80% increase in other expenses. The significant increase in general and administrative expenses is largely the result of hiring more personnel to operate our business, using services of technicians, engineers, accountants and lawyers, as well as incurring other general corporate expenses. We anticipate general and administrative expenses will increase in the upcoming fiscal quarters. However, we do not expect general and administrative expenses to increase at such a significant rate in the upcoming quarters. We anticipate increases in revenue, operating costs and selling costs will outpace the increase in general and administrative expenses in the upcoming quarters.

         In April 2005 we elected to relocate our U.S. offices to Salt Lake City. Consequently we plan to sublease our office space in New York City to another company. We also reduced the number of employees we have in our U.S. office. We believe these measures will reduce our rent, taxes and other relevant expenses in the upcoming fiscal quarters.

         Loss from Operations. During the three months ended June 30, 2005 we realized a loss from operations of $479,241 compared to a net loss from operations of $473,884 during the three months ended June 30, 2004. We realized a 457% increase in revenue during the three months ended June 30, 2005 compared to the comparable period 2004. This increase was offset by a 179% increase in production cost and an 82% increase in general and administrative expenses, which resulted in a 1% increase in loss from operations during the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004. Until such time as revenue from oil and gas sales exceeds expenses we will continue to generate operating losses. At this time, it is unclear when we will generate sufficient oil and gas to offset our expenses.

         Other Expense. During the three months ended June 30, 2005 we realized total other expense of $58,561 compared to total other expense $168,224 for the three months ended June 30, 2004. This decrease in other expense is largely attributable to $7,864 increase in realized gains on marketable securities, a $296,158 increase in unrealized gain on marketable securities and our realizing interest income of $9,138, partially offset by a $210,069 decrease in exchange gain resulting from fluctuations of foreign currency rates against the U.S. Dollar. Also during the three months ended June 30, 2005 we received approximately $5.2 million for securities sold during a private placement transaction completed on March 31, 2005. Therefore, at times during the quarter, we had funds that were not being used in operations that we invested in marketable securities. We anticipate the funds held in marketable securities will be used to fund our operations and therefore expect gains from marketable securities, both realized and unrealized, to decrease in upcoming quarters.

         Net Loss. During the three months ended June 30, 2005 we realized a net loss of $537,802 compared to a net loss of $602,206 for the three months ended

June 30, 2004. This reduction in net loss is largely attributable to the significant increase in revenue resulting from increased oil and gas production during the quarter ended June 30, 2005. While our production and revenues are increasing, we will continue to realize net losses from operations until such time as revenues generated from oil and gas production and sales and other income offset our expenses. At this time, it is unclear when, or if, that may occur.

Liquidity and Capital Resources
-------------------------------

         Funding for our activities has historically been provided by funds raised through the sale of our common stock. From inception on May 6, 2003 through June 30, 2005, we have raised $44,437,719 through the sale of our common stock and proceeds from the issuance of convertible debt. As of June 30, 2005, we had cash and cash equivalents of $7,885,926. We anticipate our capital resources in the upcoming quarters will likewise consist primarily of funds raised in financing activities and revenue from the sale of oil and gas recovered during test production.

         Our need for capital, in addition to funding our ongoing operations, is primarily related to the exploration and development of our properties as required under our contract, and the potential acquisition of additional oil and gas properties. For the period from inception on May 6, 2003 through June 30, 2005, we have incurred capital expenditures of $48,955,938 for exploration, development and acquisition activities.

Cash Flows
----------

         During the three months ended June 30, 2005 cash was primarily used to fund exploration and development expenditures. We had a net decrease in cash and cash equivalents of $2,103,706 during the quarter. See below for additional discussion and analysis of cash flow.

                                                    Three months ended      Three months ended
                                                       June 30, 2005           June 30, 2004
                                                  -------------------    ---------------------
Net cash used in operating activities                   $(2,086,880)             $  (839,491)
Net cash used in investing activities                    (6,102,444)                (982,087)
Net cash provided by financing activities                 6,085,618                        -
                                                  -------------------    ---------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS               $(2,103,706)             $(1,821,578)
                                                  ===================    =====================

         Our primary source of cash has been cash proceeds from equity offerings. During the three months ended June 30, 2005 we received cash proceeds of $5,221,685 from the subscriptions received during our private placement that concluded on March 31, 2005. We primarily used this cash to fund our capital expenditures. At June 30, 2005 we had cash on hand of $7,885,926.

         We continually evaluate our capital needs and compare them to our capital resources. Our budgeted capital expenditures for the fiscal 2005 year are $10 million to $14 million for exploration, development, production and acquisitions. We expect to fund these expenditures primarily from additional capital we will seek and cash on hand. In the event we are not successful in raising the anticipated funds from the sale of our securities, we nevertheless believe capital expenditures of approximately $10 million to $14 million could be financed through cash on hand, the sale of marketable securities and revenues from anticipated oil production. The minimum level of capital expenditures on our properties is dictated by the contract. The amount of funds we devote to any particular activity in excess of the minimum required capital expenditures may increase or decrease significantly depending on available opportunities, cash flows and development results, among others.

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

Contractual Obligations and Contingencies
-----------------------------------------

         The following table lists our significant commitments at June 30, 2005 as listed on our consolidated balance sheet:

                                                                       Payments Due By Period
                                              --------------------------------------------------------------------------
Contractual obligations                           Total        Less than 1     1-3 years       4-5 years      After 5
                                                                  year                                         years
                                              --------------- -------------- --------------- -------------- ------------
Capital Expenditure                              $19,800,000     $9,300,000     $10,500,000              -            -
   Commitment(1)
Due to the Government of
   the Republic of Kazakhstan(2)(3)              $ 5,994,200              -     $ 5,994,200              -            -
Due to Reservoir Consultants                     $   500,000     $  278,000     $   222,000              -            -
Liquidation Fund                                 $   100,973              -               -              -     $100,973
Office Lease                                     $   165,010     $   82,505     $    82,505              -            -

----------------------
(1) Under the terms of our contract with the ROK, we are required to spend a total of at least $19.8 million dollars in exploration, development and improvements within the ADE Block, as extended during the term of the license, including $9.3 million in the 2005 calendar year, $6 million in the 2006 calendar year and $4.5 million in the 2007 calendar year. If we fail to do so, we may be subject to the loss of our exploration license.

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

Off-Balance Sheet Financing Arrangements
----------------------------------------

         As of June 30, 2005, we had no off-balance sheet financing arrangements.

Recently Issued Accounting Pronouncements
-----------------------------------------

         In May 2005, the FASB issued Statement 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion 20, "Accounting Changes" and FASB Statement 3, "Reporting Accounting Changes in Interim Financial Statements." This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005 and will not impact the our financial position or results of operations, and cash flows.

Item 3. Controls and Procedures

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

Item 2. Changes in Securities

         In May and June 2005, Credifinance exercised warrants granted in December 2003 to purchase 275,050 common shares for $2.15 per share and 109,030 common shares for $2.50 per share, for an aggregate purchase price of $863,933. The shares were issued without registration pursuant to Regulation S of the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Act of 1933. There was no underwriter involved in these transactions.

Item 5. Other Information

         On July 13, 2005, Mr. Alexandre Agaian tendered his resignation as a director, co-chief executive officer and president of the Company. Mr. Agaian's resignation was not the result of any disagreement with the Company on any matter relating to our operations, policies or procedures. We recently concluded negotiation of a separation agreement with Mr. Agaian, under which he will receive six monthly payments of $19,476 commencing on July 15, 2005, and 70,526 shares of restricted Company common stock.

         Mr. Boris Cherdabayev has been appointed by our board of directors to serve as chief executive officer and president of the Company to fill the vacancies created by Mr. Agaian's resignation.

Item 6. Exhibits and Reports on Form 8-K

         (A) Reports on Form 8-K.

                None.

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

                                    BMB MUNAI, INC.



Date: August 9, 2005                  /s/ Boris Cherdabayev
                                    --------------------------------------------
                                    Boris Cherdabayev, Chief Executive Officer,
                                    President and Director



Date: August 9, 2005                  /s/ Anuar Kulmagambetov
                                    --------------------------------------------
                                    Anuar Kulmagambetov, Chief Financial Officer