Form 10KSB/A
period 2004-03-31
BMB MUNAI INC
filed 2005-10-05
CIK 924805

United States
                       Securities and Exchange Commission
                              Washington, DC 20549


                                 FORM 10-KSB/A-1


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


The aggregate market value of the voting stock held by non-affiliates based on the average bid and ask prices of such stock on March 31, 2004 was approximately $22,574,791.

As of March 31, 2004, the registrant had 20,429,422 shares of its $.001 par value common stock outstanding.


Transitional small business disclosure format (check one) Yes [ ] No [X] DOCUMENTS INCORPORATED BY REFERENCE: Form 8-K, as amended, filed on February 17, 2004

                                 BMB MUNAI, INC.
                                 FORM 10-KSB/A-1
                                TABLE OF CONTENTS


PART I                                                                     Page

Item 1. Description of Business............................................  4
Item 2. Description of the Properties...................................... 12
Item 3. Legal Proceedings.................................................. 18
Item 4. Submission of Matters to Vote of Security Holders.................. 19

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................... 20
Item 6. Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................ 21
Item 7. Financial Statements............................................... 29
Item 8. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures............................................ 29
Item 8A. Controls and Procedures........................................... 30

PART III

Item  9. Directors and Executives Officers of the Registrant............... 30
Item 10. Executive Compensation............................................ 35
Item 11. Security Ownership of Certain Beneficial Owners and Management.... 35
Item 12. Certain Relationships and Related Transactions.................... 37
Item 13. Exhibits and Reports on Form 8-K.................................. 37
Item 14. Principal Accountant Fees and Services............................ 38
           Signatures...................................................... 40

                                Explanatory Note

         In response to certain comments raised by the staff of the Securities and Exchange Commission, BMB Munai, Inc., is filing this Amendment No. 1 on Form 10-KSB/A-1 (this "Amendment") to its Annual Report on Form 10-KSB for the year ended March 31, 2004 originally filed with the Securities and Exchange Commission on June 29, 2004 (the "Original Form 10-KSB"). Revisions have been made to the Consolidated Balance Sheet to reduce "Oil and Gas Properties, Full Cost Method, Less Accumulated Depreciation" by $5,994,745 and to eliminate the same amount from "Due to the Government of Kazakhstan" and to the Consolidated Statement of Cash Flows to eliminate "Obligations to the Government of Kazakhstan for Contributed Oil and Gas Properties" from NON CASH TRANSACTIONS in the amount of $5,994,745. Because we are not required to repay this obligation until such time as we are granted production rights this asset and liability have been removed from the Consolidated Balance Sheet and this non cash transaction has been removed from the Consolidated Statement of Cash Flows. As a result of this change to the financial statements, revisions have also been made to Notes F & G of the "Notes to the Consolidated Financial Statements," and Item 6, "Management's Discussion and Analysis of Results of Operations" of the Original Form 10-KSB.

         Item 1, "Description of Business" of the Original Form 10-KSB has also been revised to incorporate additional disclosure regarding the history of the corporation and the obligation of the Company to contribute to a liquidation fund to cover the costs of potential future environmental remediation.

         Item 6, "Management's Discussion and Analysis of Results of Operations" of the Original Form 10-KSB has also been revised to reiterate that because we hold marketable securities issued by civil unrest, war or asset expropriation by the government of Kazakhstan could impact our liquidity and short-term cash flows.

         The language of Item 8A, "Controls and Procedures" of the Original Form 10-KSB has been revised in connection with the restatement and to make reference to the definition of such controls and procedures as set forth in Rules 13a-15(d) and 15d-15(e).

         We have revised the front cover of the Original Form 10-KSB to indicate the number of shares outstanding and the aggregate market value of voting stock held by non-affiliates as of our actual fiscal year end, March 31, 2004.

         We have revised Note A of the "Notes to the Consolidated Financial Statements" to better clarify that the financial statements presented are a continuation of the financial statements of BMB Holding, Inc., and not those of InterUnion Financial Corporation, and to provide additional information regarding how we account for inventory, share based compensation, income taxes and asset retirement obligations.

         Finally we have revised Notes H and J to the "Notes to the Consolidated Financial Statements" to reiterate disclosure regarding outstanding options and warrants and a subsequent event which were disclosed in other sections of the Original Form 10-KSB.

         For the convenience of the reader, this Amendment sets forth the text of the Original Form 10-KSB in its entirety. As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our 10-KSB have been revised, re-executed and re-filed as of the date of this Form 10-KSB/A-1 and Item 13 hereof has been accordingly amended. We have not updated other information contained in the Original Form 10-KSB in this Amendment. Therefore, you should read this Amendment together with other reports and documents which update and supersede some of the information contained in this Amendment.


         PART I

Item 1.  Description of Business


         We originally incorporated in Utah in July 1981. The corporation later changed its domicile to Delaware in February 1994. Prior to November 26, 2003, the Company existed under the name Inter Union Financial Corporation ("InterUnion"). The primary business strategy of InterUnion was to acquire majority interests in financial services businesses.


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


         Under the laws of the Republic of Kazakhstan, we are obligated to set aside funds for required environmental remediation. Accordingly, during the period covered in these financial statements, we contributed $20,000 to the Liquidation Fund.


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


         Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. Please read Forward-Looking Information on page 29.


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


         Expenses. During the period from May 6, 2003, to March 31, 2004, we incurred total expenses of $786,515. These expenses were primary attributable to general and administrative expenses of $781,757. Our general and administrative expenses were largely related to the hiring of personnel to operate our business, as well as travel and professional expenses including accounting and legal fees. We also incurred amortization and depreciation expenses of $4,758. We anticipate that as we execute our planned business activities over the next twelve months our expenses will continue to increase.

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

                                             Period from inception (May 6, 2003)
                                                     through March 31, 2004
                                                   -------------------

Net cash used in operating activities               $     (3,486,661)
Net cash used in investing activities                     (6,523,008)
Net cash provided by financing activities                 12,136,024
                                                    ----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS           $      2,126,355
                                                    ================

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


         As discussed in Note A to the consolidated financial statements we hold marketable securities consisting of short-term repurchase agreements for securities issued by Kazakhstan banks and Kazakhstan financial institutions. Additionally, certain operating cash flows are denominated in local currency and are translated into U.S. dollars at the exchange rate in effect at the time of the transaction. As more fully disclosed in the "Risks of Doing Business in Kazakhstan" section of the "Description of Business," because of the potential for civil unrest, war and asset expropriation, some or all of these matters, which impact operating cash flow, may affect our ability to meet our short-term cash needs.

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

Contractual Obligations and Contingencies

         The following table lists our significant commitments at March 31, 2004, excluding current liabilities as listed on our consolidated balance sheet:

                                                                   Payments Due By Period
                                           ----------------------------------------------------------------------
                                                            Less than                                    After
   Contractual Obligations                     Total         1 year     1-3 years      4-5 years        5 years
   -----------------------                     -----         ------     ---------      ---------        -------
   Capital Expenditure Commitment(1)        $21,300,000   $7,000,000   $14,300,000     $       --         $ --
   Due to the Government of Kazakhstan(2)     5,994,200           --            --      5,994,200           --
   Due to Reservoir Consultants                 500,000      278,000       222,000             --           --
   Liquidation Fund                              20,000           --        20,000             --           --
                                            -----------   ----------   -----------     ----------         -----
          Total                             $27,814,200   $7,278,000   $14,542,000     $5,994,200         $ --
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


         (2) In connection with our acquisition of the License and Contract, we will be required to repay the ROK for exploration and development expenditures incurred by us prior to the time we acquired the License and Contract. The repayment terms of this obligation will not be determined until such time as we are granted a commercial production contract. Prior to commencing commercial oil production, we must obtain a commercial production contract from the ROK. We are legally entitled to receive this commercial production contract and have the exclusive right to negotiate such with the ROK, and the ROK is required to conduct the negotiations under the Law of Petroleum in Kazakhstan. Although we can apply for a commercial production contract at any time, we enjoy certain benefits during exploration and development that currently make it more advantageous for us to continue exploration and development activities at this time. We anticipate we will apply for a commercial production contract sometime during the first half of the 2007 calendar year. Should we decide not to pursue a commercial production contract, we can relinquish the ADE Block to the ROK in satisfaction of this obligation.

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

Item 8A. Controls and Procedures

         Our chief executive officer and our chief financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and Rule 15d-15(e)). Such officers have concluded (based upon their evaluations of these controls and procedures, as more fully discussed in the following paragraphs, as of the end of the period covered by this amended report) that our disclosure controls and procedures are now effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure.

         We are restating our consolidated balance sheet and statement of cash flows as of and for the year ended March 31, 2004 and our consolidated balance sheets for the quarters ended June 30, 2004, September 30, 2004 and December 30, 2004 to correct an error in our accounting for a liability we will be required to repay to the Government of the Republic of Kazakhstan in the event we are granted commercial production rights. Previously, we treated this obligation as a long-term liability. As a result of a normal periodic review of our financial statements by the staff of the Securities and Exchange Commission, management determined on July 12, 2005 that the amount due to the Government of Kazakhstan was not a liability of the Company and should be removed from our consolidated balance sheet. The primary effect of this restatement resulted in the Company reducing its long-term asset "Oil and Gas Properties" by $5,994,745 and removing the long-term liability "Due to the Government of Kazakhstan" of $5,994,745 from its consolidated balance sheet. This restatement also had the effect of reducing Non Cash Transactions for "Obligations to the Government of Kazakhstan for Contributed Oil and Gas Properties" by $5,994,745 on the Company's Consolidated Statement of Cash Flows. This restatement does not have any impact on net loss or net loss per common share. Please refer to Note K of the accompanying consolidated financial statements for additional information.

         In light of our decision to restate our financial statements, we carried out an evaluation in accordance with Exchange Act Rules 13a-15 and 15d-15 and under the supervision and with the participation of management, including our Certifying Officers, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Certifying Officers concluded that, due to the restatement discussed above, our disclosure controls and procedures were not effective as of March 31, 2004. Following the discovery of this error in July 2005, we have implemented new policies requiring our internal accounting staff to receive ongoing training on accounting for oil and gas properties in accordance with generally accepted accounting principles in the United States to prevent recurrence of future errors of this nature and to strengthen our internal control process.

         There have been no other changes in our internal controls over financial reporting that occurred during the period from inception (May 6, 2003) through March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


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

Type of                                       Amount & Nature of          % of
Security Name and Address                   Beneficial Ownership         Class
-------- ----------------                   --------------------         -----
Common   Alexandre Agaian                          485,714                2.4%
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

         (b) Exhibits. The following exhibits are included as part of this report:


Exhibit No.       Description                                        Location
-----------       -----------                                        --------

Exhibit 14.1   Code of Ethics                                           *

Exhibit 21.1   Subsidiaries                                             *

Exhibit 31.1   Certification of Principal Executive Officer      Attached hereto
               Pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002

Exhibit 31.2   Certification of Principal Executive Officer      Attached hereto
               Pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002

Exhibit 32.1   Certification of Principal Executive Officer      Attached hereto
               Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.

Exhibit 32.2   Certification of Principal Executive Officer      Attached hereto
               Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.

---------------
* Incorporated by reference to the Original Form 10-KSB filed on June 29, 2004.


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

                                       BMB MUNAI, INC.


Date: October 4, 2005                  /s/ Boris Cherdabayev
                                      ------------------------------------------
                                      Boris Cherdabayev, Chief Executive
                                      Officer and Director


Date: October 4, 2005                  /s/ Anuar Kulmagambetov
                                      ------------------------------------------
                                      Anuar Kulmagambetov, Chief Financial
                                      Officer


Date: October 4, 2005                  /s/ Georges Benarroch
                                      ------------------------------------------
                                      Georges Benarroch, Director


Date: October 4, 2005                  /s/ Troy Nilson
                                      ------------------------------------------
                                      Troy Nilson, Director


Date: October 4, 2005                  /s/ Stephen Smoot
                                      ------------------------------------------
                                      Stephen Smoot, Director


Date: October 4, 2005                  /s/ Valery Tolkachev
                                      ------------------------------------------
                                      Valery Tolkachev, Director

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

As discussed in Note K, the accompanying consolidated financial statements for the period from inception (May 6, 2003) though March 31, 2004 have been restated to correct errors in the accounting for oil and gas properties.

                                                        BDO Kazakhstanaudit, LLP

June 18, 2004, except for Note K,
which date is as of June 13, 2005
Almaty, Kazakhstan

                                                 BMB MUNAI, INC.
                                          (A Development Stage Entity)
                                           CONSOLIDATED BALANCE SHEET


                                ASSETS                                                            March 31, 2004
CURRENT ASSETS
            CASH AND CASH EQUIVALENTS                                                           $       2,126,355
            MARKETABLE SECURITIES                                                                       2,879,136
            INVENTORIES                                                                                   183,884
            PREPAID ASSETS                                                                                522,148
                                                                                                -----------------
TOTAL CURRENT ASSETS                                                                                    5,711,523
                                                                                                -----------------

LONG TERM ASSETS
            FIXED ASSETS LESS ACCUM DEPRECIATION                                                          259,653
            OIL AND GAS PROPERTIES, FULL COST METHOD, LESS ACCUM DEPRECIATION                           6,495,186
            INTANGIBLE ASSETS                                                                               5,411
            RESTRICTED CASH                                                                                20,000
            DEPOSITS                                                                                       21,172
                                                                                                -----------------
TOTAL LONG TERM ASSETS                                                                                  6,801,422
                                                                                                -----------------
TOTAL ASSETS                                                                                    $      12,512,945
                                                                                                =================

                                LIABILITIES

CURRENT LIABILITIES
            ACCOUNTS PAYABLE                                                                    $         332,487
            DUE TO RESERVOIR CONSULTANTS                                                                  278,000
            OTHER S/T LIABILITIES                                                                          56,232
                                                                                                -----------------
TOTAL CURRENT LIABILITIES                                                                                 666,719
                                                                                                -----------------
LONG-TERM LIABILITIES
            DUE TO RESERVOIR CONSULTANTS                                                                  222,000
            LIQUIDATION FUND                                                                               20,000
                                                                                                -----------------
TOTAL LONG TERM LIABILITIES                                                                               242,000
                                                                                                -----------------

TOTAL LIABILITIES                                                                                         908,719

MINORITY INTEREST                                                                                          81,984

COMMITMENTS AND CONTINGENCIES

                                SHAREHOLDERS' EQUITY

CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL
       Class A Preferred Stock, $0.10 par value
            Authorized - 1,500,000 shares
            Issued and outstanding - None                                                                       -
       Class B Preferred Stock, $0.10 par value
            Authorized - 1,000 shares
            Issued and outstanding - None                                                                       -
       Class C Preferred Stock, $0.10 par value
            Authorized - 1,000 shares
            Issued and outstanding - None                                                                       -
       Common Stock, $0.001 par value
            Authorized - 50,000,000 shares
            Issued and outstanding - 20429422                                                              20,429
ADDITIONAL PAID IN CAPITAL                                                                             12,115,595
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                                         (613,782)
                                                                                                -----------------
SHAREHOLDER'S EQUITY                                                                                   11,522,242
                                                                                                -----------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                        $      12,512,945
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


            NON CASH TRANSACIONS
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

INVENTORY


Inventory represents equipment for development activities, tangible drilling materials required for drilling operations, spare parts, diesel fuel, and various materials to be used in oil field operations. Under the full cost method inventory is transferred to oil and gas properties when used in exploration, drilling and development operations in oilfields. Inventory is valued using the weighted average method and is recorded at the lower of cost or net realizable value.


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


SHARE BASED COMPENSATION

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


The Company adjusts its deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results. Accordingly, at March 31, 2004, the Company fully reserved its deferred tax asset of approximately $200,000, which primarily resulted from its net operating loss carryforward of approximately $600,000, as the Company could not determine that it is more likely than not that the deferred tax asset will be realized based on the lack of a history of taxable income.


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

RECENT ACCOUNTING PRONOUNCEMENTS:


In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 143, Accounting for Asset Retirement Obligations. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have an effect on the Company's consolidated financial statements because the liability for plugging and abandoning wells is borne by the Republic of Kazakhstan (see Note F). As described in Note F-3, asset retirement obligations for plugging and abandoning oil wells are determined by the Government of the Republic of Kazakhstan; the Company records its asset retirement obligations based upon the costs determined by the Government.


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

2. Liquidation Fund. Under the laws of the Republic of Kazakhstan, the Company is obligated to set aside funds for required environmental remediation. Accordingly, during the period covered in these financial statements, the Company contributed $20,000 to the Liquidation Fund.


NOTE G - COMMITMENTS AND CONTINGENCIES


The Government of the Republic of Kazakhstan made historical investments in the ADE Block in total amount of $5,994,200. When the Company applies for and is granted commercial production rights license for the ADE Block, the Company will be required to begin repaying these historical investments to the Government of the Republic of Kazakhstan. The terms of repayment will be negotiated at the time the Company applies for commercial production rights.


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


On November 19, 2003, we granted options to the placement agent for services rendered in connection with a private placement of our common stock in November 2003. The first option granted the placement agent the right to purchase up to 200,000 common shares of the Company at an exercise price of $1.00 per share. The placement agent exercised this option and purchased 200,000 shares for $200,000 on December 15, 2003. The second option grants the placement agent the right to purchase up to 142,857 common shares of the Company at an exercise price of $3.50 per share. This option expires on November 26, 2008.

In December 2003, we granted warrants to a placement agent in connection with funds raised on our behalf. These warrants grant the placement agent the right to purchase up to 275,050 shares of our common stock at an exercise price of $2.15 and 208,000 shares of our common stock at an exercise price of $2.50 per share. The warrants expire at the end of June 2005.

Stock Option and Warrant Agreements

                                                                             Weighted
                                                            Number of     Average Exercise
                                                             shares            price
                                                          -----------      ------------
       Outstanding, March 31, 2003                                  -      $       -
          Granted                                             825,907              2.19
          Exercised                                          (200,000)             1.00
          Cancelled                                                 -              -
                                                          -----------      ------------
       Outstanding, March 31, 2004                            625,907      $       2.57
                                                          ===========      ============
       Exercizable, March 31, 2004                            625,907      $       2.57
                                                          ===========      ============

Stock option and warrant outstanding and exercisable as of March 31, 2004 are:


                         Options and Warrants outstanding                      Options and Warrants exercisable
      ------------------------------------------------------------------------------------------------------------
          Range of          Options and         Weighted         Weighted       Options and     Weighted Average
       exercise price         Warrants          Average          Average          Warrants       Exercise Price
                                             Exercise Price    Contractual
                                                               Life (years)
      ------------------  -----------------  --------------- ---------------------------------- ------------------
       $ 2.15 - 3.50          625,907            $ 2.57            2.03            625,907            $ 2.57


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


NOTE J - SUBSEQUENT EVENTS

On May 24, 2004, following several months of negotiation, the Company agreed to purchase the remaining 30% interest of the Company's minority partner in Emir Oil. The acquisition will be made in exchange for 3,500,000 shares of the Company's common stock. As a result of the acquisition, Emir Oil will become a wholly owned subsidiary of the Company.

NOTE K - RESTATEMENT OF FINANCIAL STATEMENTS

In response to comments raised by the staff of the Securities and Exchange Commission, the Company commenced a review of the accounting related to an amount due to the Government of the Republic of Kazakhstan for historical costs incurred by the Government in the exploration and development of the Company's ADE block oil field. Based on the Company's internal review, and after consultation with the Audit Committee of the Company's Board of Directors and independent registered public accounting firm, on July 14, 2005, the Company restated its financial statements for the period from inception (May 6, 2003) through March 31, 2004 to correct its accounting for oil and gas properties and a liability due to the Government of the Republic of Kazakhstan.

The primary effect of the correction discussed above resulted in the Company reducing the long-term asset "Oil and Gas Properties, Full Cost Method, Less Accumulated Depreciation" and the long-term liability "Due to the Government of Kazakhstan" by $5,994,745 on its Consolidated Balance Sheet, and decreasing Non Cash Transactions for "Obligations to the Government of Kazakhstan for Contributed Oil and Gas Properties" by $5,994,745 on its Consolidated Statement of Cash Flows.

Following is a summary of the effects of these adjustments on the Company's Consolidated Balance Sheet and Consolidated Statement of Cash Flows for the period from Inception (May 6, 2003) through March 31, 2004:

                                            CONSOLIDATED BALANCE SHEET



                                            AS PREVIOUSLY REPORTED           ADJUSTMENTS           AS RESTATED
----------------------------------------------------------------------------------------------------------------
MARCH 31, 2004:
----------------------------------------------------------------------------------------------------------------
  Oil and Gas Properties, Full Cost
    Method, Less Accum Depreciation                   $12,489,931               $5,994,745           $6,495,186
----------------------------------------------------------------------------------------------------------------
  Total Long Term Assets                              $12,796,167               $5,994,745           $6,801,422
----------------------------------------------------------------------------------------------------------------
  Total Assets                                        $18,507,690               $5,994,745          $12,512,945
----------------------------------------------------------------------------------------------------------------
  Due to the Government of
    Kazakhstan                                         $5,994,745               $5,994,745              $     -
----------------------------------------------------------------------------------------------------------------
  Total Long Term Liabilities                          $6,236,745               $5,994,745            $ 242,000
----------------------------------------------------------------------------------------------------------------
  Total Liabilities                                    $6,903,464               $5,994,745            $ 908,719
----------------------------------------------------------------------------------------------------------------
  Total Liabilities & Shareholders'
    Equity                                            $18,507,960               $5,994,745          $12,512,945
----------------------------------------------------------------------------------------------------------------


                                       CONSOLIDATED STATEMENT OF CASH FLOWS


                                           AS PREVIOUSLY REPORTED            ADJUSTMENTS         AS RESTATED
----------------------------------------------------------------------------------------------------------------
PERIOD FROM INCEPTION,
(MAY 6, 2003) THROUGH
MARCH 31, 2004:

  Obligations to the Government of
  Kazakhstan for Contributed Oil and                   $5,994,745               $5,994,745                $   -
  Gas Properties

         This restatement has no effect on net loss or net loss per common share.