Form 10QSB/A
period 2004-06-30
BMB MUNAI INC
filed 2005-10-05
CIK 924805

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

                                 BMB MUNAI, INC.
                                 FORM 10-QSB/A-1
                                TABLE OF CONTENTS


PART I-- FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2004
           and March 31, 2004 .............................................   4

         Unaudited Consolidated Statements of Loss Three Months
           Ended June 30, 2004, and the period from inception
           (May 6, 2003) to June 30, 2004..................................   5

         Unaudited Consolidated Statements of Cash Flows for the
           Three Months Ended June 30, 2004 and the period from
           inception (May 6, 2003) to June 30, 2004........................   6

         Notes to Unaudited Consolidated Financial Statements..............   7

     Item 2.  Managements Discussion and Analysis or Plan of Operation.....  16

     Item 3.  Controls and Procedures......................................  25

PART II-- OTHER INFORMATION

     Item 1.  Legal Proceedings............................................  26

     Item 2.  Changes in Securities........................................  26

     Item 6.  Exhibits and Reports on Form 8-K.............................  28

     Signatures............................................................  29

                                Explanatory Note

         In response to certain comments raised by the staff of the Securities and Exchange Commission, BMB Munai, Inc., is filing this Amendment No. 1 on Form 10-QSB/A-1 (this "Amendment") to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 originally filed with the Securities and Exchange Commission on August 13, 2004 (the "Original Form 10-QSB"). Revisions have been made to the Consolidated Balance Sheets to reduce "Oil and Gas Properties, Full Cost Method, Less Accumulated Depreciation" by $5,994,745 and to eliminate the same amount from "Due to the Government of Kazakhstan." Because we are not required to repay this obligation until such time as we are granted production rights this asset and liability have been removed from the Consolidated Balance Sheets. As a result of this change to the financial statements, Note J has been added to and revisions have been made to Notes F & G of the "Notes to the Consolidated Financial Statements," and Item 2, "Management's Discussion and Analysis of Results of Operations" of the Original Form 10-QSB.

         We have revised Note A of the "Notes to the Consolidated Financial Statements" to clarify that the corporation was originally incorporated in Utah and to provide additional details about our accounting for inventory and share based compensation.

         The language of Item 3, "Controls and Procedures" of the Original Form 10-QSB has been revised in connection with the restatement and to make reference to the definition of such controls and procedures as set forth in Rules 13a-15(d) and 15d-15(e).

         For the convenience of the reader, this Amendment forth the text of the Original Form 10-QSB in its entirety. As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our 10-QSB have been revised, re-executed and re-filed as of the date of this Form 10-QSB/A-1 and Item 6 hereof has been accordingly amended. We have not updated other information contained in the Original Form 10-QSB in this Amendment. Therefore, you should read this Amendment together with other reports and documents which update and supersede some of the information contained in this Amendment.


                                         PART I - FINANCIAL INFORMATION

                                          Item 1 - Financial Statements



                                                 BMB MUNAI, INC.
                                          (A Development Stage Entity)
                                           CONSOLIDATED BALANCE SHEETS



                         ASSETS                                                           June 30, 2004  March 31, 2004
                                                                                            (Unaudited)       (Audited)
                                                                                          -------------  --------------
CURRENT ASSETS
         CASH AND CASH EQUIVALENTS                                                        $     304,777   $   2,126,355
         MARKETABLE SECURITIES                                                                  766,473       2,879,136
         INVENTORIES                                                                            592,671         183,884
         PREPAID AND OTHER ASSETS                                                             2,836,275         522,148
                                                                                       ---------------------------------
TOTAL CURRENT ASSETS                                                                          4,500,196       5,711,523
                                                                                       ---------------------------------

LONG TERM ASSETS
         FIXED ASSETS LESS ACCUMULATED DEPRECIATION                                             315,572         259,653
         OIL AND GAS PROPERTIES, FULL COST METHOD, LESS ACCUMULATED DEPRECIATION              7,412,629       6,495,186
         INTANGIBLE ASSETS                                                                        5,012           5,411
         RESTRICTED CASH                                                                         20,000          20,000
         DEPOSITS                                                                                21,172          21,172
                                                                                       ---------------------------------
TOTAL LONG TERM ASSETS                                                                        7,774,385       6,801,422
                                                                                       ---------------------------------
TOTAL ASSETS                                                                               $ 12,274,581    $ 12,512,945
                                                                                       =================================

                         LIABILITIES

CURRENT LIABILITIES
         ACCOUNTS PAYABLE                                                                 $     715,796   $     332,487
         DUE TO RESERVOIR CONSULTANTS                                                           278,000         278,000
         OTHER CURRENT LIABILITIES                                                               76,687          56,232
                                                                                       ---------------------------------
TOTAL CURRENT LIABILITIES                                                                     1,070,483         666,719
                                                                                       ---------------------------------
LONG-TERM LIABILITIES
         DUE TO RESERVOIR CONSULTANTS                                                           222,000         222,000
         LIQUIDATION FUND                                                                        20,000          20,000
                                                                                       ---------------------------------
TOTAL LONG TERM LIABILITIES                                                                     242,000         242,000
                                                                                       ---------------------------------

TOTAL LIABILITIES                                                                              1,312,483        908,719

MINORITY INTEREST                                                                                42,212          82,134

COMMITMENTS AND CONTINGENCIES
                         SHAREHOLDERS' EQUITY

CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL
       Class A Preferred Stock, $0.10 par value
         Authorized - 1,500,000 shares
         Issued and outstanding - None                                                                -               -
       Class B Preferred Stock, $0.10 par value
         Authorized - 1,000 shares
         Issued and outstanding - None                                                                -               -
       Class C Preferred Stock, $0.10 par value
         Authorized - 1,000 shares
         Issued and outstanding - None                                                                -               -
       Common Stock, $0.001 par value
         Authorized - 50,000,000 shares
         Issued and outstanding - 20429422                                                       20,429          20,429
ADDITIONAL PAID IN CAPITAL                                                                   12,115,445      12,115,445
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                             (1,215,988)       (613,782)
                                                                                       ---------------------------------
TOTAL SHAREHOLDER'S EQUITY                                                                   10,919,886      11,522,092
                                                                                       ---------------------------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                  $  12,274,581   $  12,512,945
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

                                                    6

BMB MUNAI, INC.
(A Development Stage Entity)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE A -ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS


The Company was originally incorporated in Utah in July 1981. The Company changed domicile to Delaware in February 1994. Prior to November 26, 2003, the Company existed under the name Inter Union Financial Corporation ("InterUnion").


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


NOTE J - RESTATEMENT OF FINANCIAL STATEMENTS

In response to comments raised by the staff of the Securities and Exchange Commission, the Company commenced a review of the accounting related to an amount due to the Government of the Republic of Kazakhstan for historical costs incurred by the Government in the exploration and development of the Company's ADE block oil field. Based on the Company's internal review, and after consultation with the Audit Committee of the Company's Board of Directors and independent registered public accounting firm, on July 12, 2005, the Company determined it was necessary to restate its Consolidated Balance Sheets as of June 30, 2004 to correct its accounting for oil and gas properties and a liability due to the Government of the Republic of Kazakhstan.

The primary effect of the correction discussed above resulted in the Company reducing the long-term asset "Oil and Gas Properties, Full Cost Method, Less Accumulated Depreciation" and the long-term liability "Due to the Government of Kazakhstan" by $5,994,745 on its Consolidated Balance Sheet.

Following is a summary of the effects of these adjustments on the Company's Consolidated Balance Sheets as of June 30, 2004 and March 31, 2004:

                                           CONSOLIDATED BALANCE SHEETS


                                              AS PREVIOUSLY REPORTED          ADJUSTMENTS           AS RESTATED
----------------------------------------------------------------------------------------------------------------
JUNE 30, 2004:
----------------------------------------------------------------------------------------------------------------
  Oil and Gas Properties, Full Cost
    Method, Less Accumulated
    Depreciation                                      $13,407,374              $5,994,745            $7,412,629
----------------------------------------------------------------------------------------------------------------
  Total Long Term Assets                              $13,769,130              $5,994,745            $7,774,385
----------------------------------------------------------------------------------------------------------------
  Total Assets                                        $18,269,326              $5,994,745           $12,274,581
-------------------------------------------------------------------- -------------------------------------------
  Due to the Government of
    Kazakhstan                                         $5,994,745              $5,994,745               $     -
----------------------------------------------------------------------------------------------------------------
  Total Long Term Liabilities                          $6,236,745              $5,994,745             $ 242,000
----------------------------------------------------------------------------------------------------------------
  Total Liabilities                                    $7,307,228              $5,994,745            $1,312,483
----------------------------------------------------------------------------------------------------------------
  Total Liabilities & Shareholders'
    Equity                                            $18,269,326              $5,994,745           $12,274,581
----------------------------------------------------------------------------------------------------------------

MARCH 31, 2004:
  Oil and Gas Properties, Full Cost
    Method, Less Accumulated
    Depreciation                                      $12,489,931              $5,994,745            $6,495,186
  Total Long Term Assets                              $12,796,167              $5,994,745            $6,801,422
  Total Assets                                        $18,507,690              $5,994,745           $12,512,945
  Due to the Government of
    Kazakhstan                                         $5,994,745              $5,994,745               $     -
  Total Long Term Liabilities                          $6,236,745              $5,994,745             $ 242,000
  Total Liabilities                                    $6,903,464              $5,994,745             $ 908,719
  Total Liabilities & Shareholders'
    Equity                                            $18,507,690              $5,994,745           $12,512,945

         This restatement has no effect on net loss or net loss per common share.


Item 2.  Management's Discussion and Analysis or Plan of Operations


         The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Consolidated Financial Statements and the accompanying notes included in this Form 10-QSB/A-1 contain additional information that should be referred to when reviewing this material.

         Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. Please read Forward-Looking Information on page 21.


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

Contractual Obligations and Contingencies

         The following table lists our significant commitments at June 30, 2004, excluding current liabilities as listed on our consolidated balance sheet:

                                                                 Payments Due By Period
                                            ------------------------------------------------------------------------
                                                           Less than                                       After
   Contractual Obligations                     Total        1 year      1-3 years      4-5 years          5 years
- ---------------------------------------------------------------------------------------------------------------------
   Capital Expenditure Commitment1          $21,300,000   $7,000,000   $14,300,000   $          --     $          --

   Due to the Government of Kazakhstan2       5,994,200           --            --       5,994,200                --

   Due to Reservoir Consultants                 500,000      278,000       222,000              --                --
   Liquidation Fund                              20,000           --        20,000              --                --
- ---------------------------------------------------------------------------------------------------------------------

         Total                              $27,814,200   $7,278,000   $14,542,000   $   5,994,200     $          --
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


         2 In connection with our acquisition of the License and Contract, we will be required to repay the ROK for exploration and development expenditures incurred by it prior to the time we acquired the License and Contract. The repayment terms of this obligation will not be determined until such time as we are granted a commercial production contract. Prior to commencing commercial oil production, we must obtain a commercial production contract from the ROK. We are legally entitled to receive this commercial production contract and have the exclusive right to negotiate such with the ROK, and the ROK is required to conduct the negotiations under the Law of Petroleum in Kazakhstan. Although we can apply for a commercial production contract at any time, we enjoy certain benefits during exploration and development that currently make it more advantageous for us to continue to exploration and development activities at this time. We anticipate we will apply for a commercial production contract sometime during the first half of the 2007 calendar year. Should we decide not to pursue a commercial production contract, we can relinquish the ADE Block to the ROK in satisfaction of this obligation


Off-Balance Sheet Financing Arrangements

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

         We are restating our consolidated balance sheets as of June 30, 2004 to correct an error in our accounting for a liability we will be required to repay to the Government of the Republic of Kazakhstan in the event we are granted commercial production rights. Previously, we treated this obligation as a long-term liability. As a result of a normal periodic review of our financial statements by the staff of the Securities and Exchange Commission, management determined on July 12, 2005 that the amount due to the Government was not a liability of the Company and should be removed from our consolidated balance sheets. The primary effect of this restatement resulted in the Company reducing its long-term asset "Oil and Gas Properties" by $5,994,745 and removing the long-term liability "Due to the Government of Kazakhstan" of $5,994,745 from its consolidated balance sheet. This restatement does not have any impact on net loss or net loss per common share. Please refer to Note J of the accompanying consolidated financial statements for additional information.

         In light of our decision to restate our financial statements we carried out an evaluation in accordance with Exchange Act Rules 13a-15 and 15d-15 and under the supervision and with the participation of management, including our Certifying Officers, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Certifying Officers concluded that, due to the restatement discussed above, our disclosure controls and procedures were not effective as of June 30, 2004. Following the discovery of this error in July 2005, we have implemented new policies requiring our internal accounting staff to receive ongoing training on accounting for oil and gas properties in accordance with generally accepted accounting principles in the United States to prevent recurrence of future errors of this nature and to strengthen our internal control process.

         There have been no other changes in our internal controls over financial reporting that occurred during the three month period ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.



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

                                   BMB MUNAI, INC.


October 4, 2005                        /s/ Boris Cherdabayev
                                   ---------------------------------------------
                                   Boris Cherdabayev, Chief Executive Officer


October 4, 2005                     /s/ Anuar Kulmagambetov
                                   ---------------------------------------------
                                   Anuar Kulmagambetov, Chief Financial Officer