Form 10QSB/A
period 2004-09-30
BMB MUNAI INC
filed 2005-10-05
CIK 924805

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


PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2004
           and March 31, 2004 ............................................... 4

         Unaudited Consolidated Statements of Loss for the Three
           and Six Months Ended September 30, 2004, the Three Months
           Ended September 30, 2003 and the period from inception
           (May 6, 2003) to September 30, 2003............................... 5

         Unaudited Consolidated Statements of Cash Flows for the
           Six Months Ended September 30, 2004 and the period from
           inception (May 6, 2003) to September 30, 2003..................... 6

         Notes to Unaudited Consolidated Financial Statements................ 7

     Item 2.  Managements Discussion and Analysis or Plan of Operation.......17

     Item 3.  Controls and Procedures........................................25

PART II -- OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................26

     Item 2.  Changes in Securities..........................................26

     Item 4.  Submission of Matters to a Vote of Security Holders............27

     Item 5.  Other Information..............................................28

     Item 6.  Exhibits and Reports on Form 8-K...............................28

     Signatures..............................................................29

                                Explanatory Note

         In response to certain comments raised by the staff of the Securities and Exchange Commission, BMB Munai, Inc., is filing this Amendment No. 1 on Form 10-QSB/A-1 (this "Amendment") to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 originally filed with the Securities and Exchange Commission on November 15, 2004 (the "Original Form 10-QSB"). Revisions have been made to the Consolidated Balance Sheets to reduce "Oil and Gas Properties, Full Cost Method, Less Accumulated Depreciation" by $5,994,745 and to eliminate the same amount from "Due to the Government of Kazakhstan." Because we are not required to repay this obligation until such time as we are granted production rights this asset and liability have been removed from the Consolidated Balance Sheets. As a result of this change to the financial statements, Note K has been added to and revisions have been made to Notes F & G of the "Notes to the Consolidated Financial Statements," and Item 2, "Management's Discussion and Analysis of Results of Operations"of the Original Form 10-QSB.

         We have revised Note A of the "Notes to the Consolidated Financial Statements" to clarify that the corporation was originally incorporated in Utah, and to provide additional details about our accounting for inventory and share based compensation.

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

PART I- FINANCIAL INFORMATION

         Item 1 - Financial Statements

                                                   BMB MUNAI, INC.
                                             (A Development Stage Entity)
                                             CONSOLIDATED BALANCE SHEETS


                         ASSETS                                                       September 30, 2004    March 31, 2004
                                                                                           (Unaudited)
CURRENT ASSETS
         CASH AND CASH EQUIVALENTS                                                        $  3,188,192       $  2,126,355
         MARKETABLE SECURITIES                                                                 776,336          2,879,136
         INVENTORIES                                                                         1,963,963            183,884
         PREPAID AND OTHER ASSETS                                                            5,658,400            522,148
         LOAN RECEIVABLE                                                                     5,667,220                  -
                                                                                      ------------------------------------
TOTAL CURRENT ASSETS                                                                        17,254,111          5,711,523
                                                                                      ------------------------------------

LONG TERM ASSETS
         FIXED ASSETS LESS ACCUMULATED DEPRECIATION                                            843,617            259,653
         OIL AND GAS PROPERTIES, FULL COST METHOD, LESS ACCUMULATED DEPRECIATION            30,950,002          6,495,186
         INTANGIBLE ASSETS                                                                       5,579              5,411
         RESTRICTED CASH                                                                        20,000             20,000
         DEPOSITS                                                                               21,172             21,172
                                                                                      ------------------------------------
TOTAL LONG TERM ASSETS                                                                      31,840,370          6,801,422
                                                                                      ------------------------------------
TOTAL ASSETS                                                                              $ 49,094,481       $ 12,512,945
                                                                                      ====================================

                         LIABILITIES

CURRENT LIABILITIES
         ACCOUNTS PAYABLE                                                                 $  1,651,159       $    332,487
         DUE TO RESERVOIR CONSULTANTS                                                          278,000            278,000
         OTHER CURRENT LIABILITIES                                                             181,996             56,232
                                                                                      ------------------------------------
TOTAL CURRENT LIABILITIES                                                                    2,111,155            666,719
                                                                                      ------------------------------------
LONG-TERM LIABILITIES
         DUE TO RESERVOIR CONSULTANTS                                                          222,000            222,000
         LIQUIDATION FUND                                                                       20,000             20,000
                                                                                      ------------------------------------
TOTAL LONG TERM LIABILITIES                                                                    242,000            242,000
                                                                                      ------------------------------------
TOTAL LIABILITIES                                                                            2,353,155            908,719

MINORITY INTEREST                                                                                    -             82,134

COMMITMENTS AND CONTINGENCIES
                         SHAREHOLDERS' EQUITY

CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL
       Class A Preferred Stock, $0.10 par value
         Authorized - 1,500,000 shares
         Issued and outstanding - None                                                               -                  -
       Class B Preferred Stock, $0.10 par value
         Authorized - 1,000 shares
         Issued and outstanding - None                                                               -                  -
       Class C Preferred Stock, $0.10 par value
         Authorized - 1,000 shares
         Issued and outstanding - None                                                               -                  -
       Common Stock, $0.001 par value
         Authorized - 50,000,000 shares
         Issued and outstanding -28,513,762                                                     28,514             20,429
ADDITIONAL PAID IN CAPITAL                                                                  48,494,267         12,115,445
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                            (1,781,455)          (613,782)
                                                                                      ------------------------------------
SHAREHOLDERS' EQUITY                                                                        46,741,326         11,522,092
                                                                                      ------------------------------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                  $ 49,094,481       $ 12,512,945
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

INVENTORY


Inventory represents tangible drilling materials required for drilling operations in amount of $1,899,825 and spare parts, diesel fuel, and various materials to be used in oil field operations. Under the full cost method inventory is transferred to oil and gas properties when used in exploration, drilling and development operations in oilfields. Inventory is valued using the weighted average method and is recorded at the lower of cost or net realizable value. Inventory also consists of crude oil of test production in amount of $20,336.

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


NOTE K - RESTATEMENT OF FINANCIAL STATEMENTS

In response to comments raised by the staff of the Securities and Exchange Commission, the Company commenced a review of the accounting related to an amount due to the Government of the Republic of Kazakhstan for historical costs incurred by the Government in the exploration and development of the Company's ADE block oil field. Based on the Company's internal review, and after consultation with the Audit Committee of the Company's Board of Directors and independent registered public accounting firm, on July 12, 2005, the Company determined it was necessary to restate its Consolidated Balance Sheets as of September 30, 2004 to correct its accounting for oil and gas properties and a liability due to the Government of the Republic of Kazakhstan.

The primary effect of the correction discussed above resulted in the Company reducing the long-term asset "Oil and Gas Properties, Full Cost Method, Less Accumulated Depreciation" and the long-term liability "Due to the Government of Kazakhstan" by $5,994,745 on its Consolidated Balance Sheet.

Following is a summary of the effects of these adjustments on the Company's Consolidated Balance Sheets as of September 30, 2004 and March 31, 2004:

                                            CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------
                                           AS PREVIOUSLY REPORTED          ADJUSTMENTS             AS RESTATED
----------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2004:
  Oil and Gas Properties, Full Cost
    Method, Less Accumulated
    Depreciation                                      $36,944,747              $5,994,745           $30,950,002
  Total Long Term Assets                              $37,835,115              $5,994,745           $31,840,370
  Total Assets                                        $55,089,226              $5,994,745           $49,094,481
  Due to the Government of
    Kazakhstan                                         $5,994,745              $5,994,745               $     -
  Total Long Term Liabilities                          $6,236,745              $5,994,745             $ 242,000
  Total Liabilities                                    $8,347,900              $5,994,745            $2,353,155
  Total Liabilities & Shareholders'
    Equity                                            $55,089,226              $5,994,745           $49,094,481


MARCH 31, 2004:
  Oil and Gas Properties, Full Cost
    Method, Less Accumulated
    Depreciation                                      $12,489,931              $5,994,745            $6,495,186
  Total Long Term Assets                              $12,796,167              $5,994,745            $6,801,422
  Total Assets                                        $18,507,690              $5,994,745           $12,512,945
  Due to the Government of
    Kazakhstan                                         $5,994,745              $5,994,745               $     -
  Total Long Term Liabilities                          $6,236,745              $5,994,745             $ 242,000
  Total Liabilities                                    $6,903,464              $5,994,745             $ 908,719
  Total Liabilities & Shareholders'
    Equity                                            $18,507,690              $5,994,745           $12,512,945

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

         Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. Please read Forward-Looking Information on page 24.


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

         Workover of Existing Wells

         In the next twelve months we will continue workover on wells existing since the Soviet Union period in the ADE Block. In July, 2004, we completed underground well repair to remove foreign objects from the well bore of the Emir-1 well. We performed a hydraulic explosion in the Emir-1 well in October 2004, to restore oil inflow at that site. We are presently engaged in cleaning the well of the remnants left from the hydraulic explosion works and preparation for test production. During quarter we started and completed a workover of Aksaz-1 well resulting in gas flow with associated condensate. For safety purposes we have decided to leave this well shut-in until a gas collection and pre-sale processing facility is installed in the Aksaz field. We intend to investigate the Aksaz-3 and Aksaz-4 wells in the Aksaz field that were previously incompletely drilled and spudded during the Soviet Union period to determine the commercial viability of additional drilling at these sites.

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


Contractual Obligations and Contingencies

         The following table lists our significant commitments at September 30, 2004, excluding current liabilities as listed on our consolidated balance sheet:

                                                                    Payments Due By Period
                                            ------------------------------------------------------------------------
                                                             Less than                                     After
   Contractual Obligations                       Total        1 year       1-3 years     4-5 years        5 years
   -----------------------------------------------------------------------------------------------------------------
   Capital Expenditure Commitment(1)         $21,500,000    $7,000,000    $14,300,000    $       --     $       --
   Due to the Government of Kazakhstan(2)      5,994,200            --             --     5,994,200             --
   Due to Reservoir Consultants                  500,000       278,000        222,000            --             --
   Liquidation Fund                               20,000            --         20,000            --             --
   -----------------------------------------------------------------------------------------------------------------
         Total                               $27,814,200    $7,278,000    $14,542,000    $5,994,200     $       --
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

         We are restating our consolidated balance sheets as of September 30, 2004 to correct an error in our accounting for a liability we will be required to repay to the Government of the Republic of Kazakhstan in the event we are granted commercial production rights. Previously, we treated this obligation as a long-term liability. As a result of a normal periodic review of our financial statements by the staff of the Securities and Exchange Commission, management determined, on July 12, 2005, that the amount due to the Government was not a liability of the Company and should be removed from our consolidated balance sheets. The primary effect of this restatement resulted in the Company reducing its long-term asset "Oil and Gas Properties" by $5,994,745 and removing the long-term liability "Due to the Government of Kazakhstan" of $5,994,745 from its consolidated balance sheets. This restatement does not have any impact on net loss or net loss per common share. Please refer to Note K of the accompanying consolidated financial statements for additional information.

         In light of our decision to restate our financial statements, we carried out an evaluation in accordance with Exchange Act Rules 13a-15 and 15d-15 and under the supervision and with the participation of management, including our Certifying Officers, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Certifying Officers concluded that, due to restatement discussed above, our disclosure controls and procedures were not effective as of September 30, 2004. Following the discovery of this error in July 2005, we have implemented new policies requiring our internal accounting staff to receive ongoing training on accounting for oil and gas properties in accordance with generally accepted accounting principles in the United States to prevent recurrence of future errors of this nature and to strengthen our internal control process.

         There have been no other changes in our internal controls over financial reporting that occurred during the three month period ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

                                                      BMB MUNAI, INC.


October 4, 2005                                        /s/ Boris Cherdabayev
                                                     ---------------------------
                                                     Boris Cherdabayev,
                                                     Chief Executive Officer



October 4, 2005                                         /s/ Anuar Kulmagambetov
                                                     ---------------------------
                                                     Anuar Kulmagambetov,
                                                     Chief Financial Officer