Form 10QSB/A
period 2004-12-31
BMB MUNAI INC
filed 2005-10-05
CIK 924805

United States
                       Securities and Exchange Commission
                              Washington, DC 20549


                                 FORM 10-QSB/A-2


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

                                Explanatory Note


         In response to certain comments raised by the staff of the Securities and Exchange Commission, BMB Munai, Inc., is filing this Amendment No. 2 on Form 10-QSB/A-2 (this "Second Amendment") to its Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004 originally filed with the Securities and Exchange Commission on February 14, 2005 and subsequently amended on February 16, 2005 (the "Original Form 10-QSB, as amended"). Revisions have been made to the Consolidated Balance Sheets to reduce "Oil and Gas Properties, Full Cost Method, Less Accumulated Depreciation" by $5,994,745 and to eliminate the same amount from "Due to the Government of Kazakhstan." Because we are not required to repay this obligation until such time as we are granted production rights this asset and liability have been removed from the Consolidated Balance Sheets. As a result of this change to the financial statements, Note J has been added to and revisions have been made to Notes F & G of the "Notes to the Consolidated Financial Statements," and Item 2, "Management's Discussion and Analysis of Results of Operations" of the Original Form 10-QSB, as amended.

         We have revised Note A of the "Notes to the Consolidated Financial Statements" to clarify that the corporation was originally incorporated in Utah, and to provide additional details about our accounting for inventory and share based compensation.

         The language of Item 3, "Controls and Procedures" of the Original Form 10-QSB, as amended, has been revised in connection with the restatement and to make reference to the definition of such controls and procedures as set forth in Rules 13a-15(d) and 15d-15(e).

         For the convenience of the reader, this Second Amendment forth the text of the Original Form 10-QSB, as amended, in its entirety. As a result of this Second Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our 10-QSB have been revised, re-executed and re-filed as of the date of this Form 10-QSB/A-2 and
Item 6 hereof has been accordingly amended. We have not updated other information contained in the Original Form 10-QSB, as amended, in this Amendment. Therefore, you should read this Second Amendment together with other reports and documents which update and supersede some of the information contained in this Second Amendment.

                                 BMB MUNAI, INC.
                                 FORM 10-QSB/A-2
                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 2004
           and March 31, 2004 .............................................   4

         Unaudited Consolidated Statements of Loss for the Three
           and Nine Months Ended December 31, 2004, the Three Months
           Ended December 31, 2003, the period from inception
           (May 6, 2003) to December 31, 2003 and for the period
           from inception (May 6, 2003) to December 31, 2004................  5

         Unaudited Consolidated Statements of Cash Flows for the
           Nine Months Ended December 31, 2004 and the period from
           inception (May 6, 2003) to December 31, 2003.....................  6

         Notes to Unaudited Consolidated Financial Statements...............  7

     Item 2.  Managements Discussion and Analysis or Plan of Operation...... 16

     Item 3.  Controls and Procedures....................................... 25

PART II -- OTHER INFORMATION

     Item 1.  Legal Proceedings............................................. 26

     Item 4.  Submission of Matters to a Vote of Security Holders........... 26

     Item 6.  Exhibits ..................................................... 28

     Signatures............................................................. 29

PART I - FINANCIAL INFORMATION

                  Item 1 - Financial Statements

                                                   BMB MUNAI, INC.
                                             (A Development Stage Entity)
                                              CONSOLIDATED BALANCE SHEETS

                         ASSETS
                                                                                           December 31,     March 31,
                                                                                                2004          2004
                                                                                            (Unaudited)
CURRENT ASSETS
         CASH AND CASH EQUIVALENTS                                                        $  1,063,270    $  2,126,355
         MARKETABLE SECURITIES                                                                 776,817       2,879,136
         INVENTORIES                                                                         3,353,255         183,884
         PREPAID AND OTHER ASSETS                                                            4,769,890         522,148
         INTEREST RECEIVABLE                                                                    17,539               -
         LOAN RECEIVABLE                                                                       370,987               -
                                                                                       --------------------------------
TOTAL CURRENT ASSETS                                                                        10,351,758       5,711,523
                                                                                       --------------------------------

LONG TERM ASSETS
         FIXED ASSETS LESS ACCUMULATED DEPRECIATION                                            987,651         259,653
         OIL AND GAS PROPERTIES, FULL COST METHOD, LESS ACCUMULATED DEPRECIATION            36,841,503       6,495,186
         INTANGIBLE ASSETS                                                                      15,670           5,411
         RESTRICTED CASH                                                                        60,057          20,000
         DEPOSITS                                                                               23,672          21,172
                                                                                       --------------------------------
TOTAL LONG TERM ASSETS                                                                      37,928,553       6,801,422
                                                                                       --------------------------------
TOTAL ASSETS                                                                              $ 48,280,311    $ 12,512,945
                                                                                       ================================

                         LIABILITIES

CURRENT LIABILITIES
         ACCOUNTS PAYABLE                                                                 $  1,702,006    $    332,487
         DUE TO RESERVOIR CONSULTANTS                                                          278,000         278,000
         ACCRUED LIABILITIES                                                                   121,335          56,232
                                                                                       --------------------------------
TOTAL CURRENT LIABILITIES                                                                    2,101,341         666,719
                                                                                       --------------------------------
LONG TERM LIABILITIES
         DUE TO RESERVOIR CONSULTANTS                                                          222,000         222,000
         LIQUIDATION FUND                                                                       60,057          20,000
                                                                                       --------------------------------
TOTAL LONG TERM LIABILITIES                                                                    282,057         242,000
                                                                                       --------------------------------
TOTAL LIABILITIES                                                                            2,383,398         908,719

MINORITY INTEREST                                                                                    -          82,134

COMMITMENTS AND CONTINGENCIES

                         SHAREHOLDERS' EQUITY

CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL
       Preferred Stock, $0.001 par value
         Authorized - 20,000,000 shares
         Issued and outstanding - None                                                               -               -
       Common Stock, $0.001 par value
         Authorized - 100,000,000 shares
         Issued and outstanding - 28,513,762                                                    28,514          20,429
ADDITIONAL PAID IN CAPITAL                                                                  48,494,266      12,115,445
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                            (2,625,867)       (613,782)
                                                                                       --------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                                  45,896,913      11,522,092
                                                                                       --------------------------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                  $ 48,280,311    $ 12,512,945
                                                                                       ================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


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

INVENTORY


Inventory represents tangible drilling materials required for drilling operations in the amount of $3,200,827 and spare parts, diesel fuel, and various materials to be used in oil field operations. Under the full cost method inventory is transferred to oil and gas properties when used in exploration, drilling and development operations in oilfields. Inventory is valued using the weighted average method and is recorded at the lower of cost or net realizable value. Inventory also consists of crude oil of test production in the amount of $70,668.


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

NOTE E -FIXED ASSETS

Fixed Assets

Summary of the fixed assets net of accumulated depreciation is provided below:

                   Field facilities                              $      83,960
                   Field equipment                                     506,041
                   Field vehicles                                      139,979
                   Office vehicles                                     152,203
                   Office equipment and furniture                      157,250
                                                                 -------------
                   Total                                             1,039,433
                   Accumulated Depreciation                             51,782
                                                                 -------------
                   Net                                           $     987,651
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


NOTE J - RESTATEMENT OF FINANCIAL STATEMENTS

In response to comments raised by the staff of the Securities and Exchange Commission, the Company commenced a review of the accounting related to an amount due to the Government of the Republic of Kazakhstan for historical costs incurred by the Government in the exploration and development of the Company's ADE block oil field. Based on the Company's internal review, and after consultation with the Audit Committee of the Company's Board of Directors and independent registered public accounting firm, on July 12, 2005, the Company determined it was necessary to restate its Consolidated Balance Sheets as of December 31, 2004 to correct its accounting for oil and gas properties and a liability due to the Government of the Republic of Kazakhstan.

The primary effect of the correction discussed above resulted in the Company reducing the long-term asset "Oil and Gas Properties, Full Cost Method, Less Accumulated Depreciation" and the long-term liability "Due to the Government of Kazakhstan" by $5,994,745 on its Consolidated Balance Sheet.

Following is a summary of the effects of these adjustments on the Company's Consolidated Balance Sheets as of December 31, 2004 and March 31, 2004:

BMB MUNAI, INC.
(A Development Stage Entity)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                   CONSOLIDATED BALANCE SHEET

----------------------------------------------------------------------------------------------------------------
                                            AS PREVIOUSLY REPORTED          ADJUSTMENTS           AS RESTATED
----------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2004:
  Oil and Gas Properties, Full Cost
    Method, Less Accumulated
    Depreciation                                      $42,836,248              $5,994,745           $36,841,503
  Total Long Term Assets                              $43,923,298              $5,994,745           $37,928,553
  Total Assets                                        $54,275,056              $5,994,745           $48,280,311
  Due to the Government of
    Kazakhstan                                         $5,994,745              $5,994,745               $     -
  Total Long Term Liabilities                          $6,276,802              $5,994,745             $ 282,057
  Total Liabilities                                    $8,378,143              $5,994,745            $2,383,398
  Total Liabilities & Shareholders'
    Equity                                            $54,275,056              $5,994,745           $48,280,311


MARCH 31, 2004:
  Oil and Gas Properties, Full Cost
    Method, Less Accumulated
    Depreciation                                      $12,489,931              $5,994,745            $6,495,186
  Total Long Term Assets                              $12,796,167              $5,994,745            $6,801,422
  Total Assets                                        $18,507,690              $5,994,745           $12,512,945
  Due to the Government of
    Kazakhstan                                         $5,994,745              $5,994,745               $     -
  Total Long Term Liabilities                          $6,236,745              $5,994,745             $ 242,000
  Total Liabilities                                    $6,903,464              $5,994,745             $ 908,719
  Total Liabilities & Shareholders'
    Equity                                            $18,507,690              $5,994,745           $12,512,945

         This restatement has no effect on net loss or net loss per common share.

Item 2. Management's Discussion and Analysis or Plan of Operations

         The following discussion is intended to assist the reader in understanding our results of operations and our present financial condition. Our Consolidated Financial Statements and the accompanying notes included in this Form 10-QSB/A-2 contain additional information that should be referred to when reviewing this material.

         Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. Please read Forward-Looking Information on page 25.


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

Contractual Obligations and Contingencies

         The following table lists our significant commitments at December 31, 2004, excluding current liabilities as listed on our consolidated balance sheet:

                                                                    Payments Due By Period
                                         ----------------------------------------------------------------------------------
                                                           Less than                                              After
Contractual Obligations                     Total           1 year         1-3 years        4-5 years            5 years
----------------------------------------------------------------------------------------------------------------------------
Capital Expenditure Commitment(1)        $27,000,000      $9,300,000      $10,500,000    $          --       $          --
Due to the Government of Kazakhstan(2)     5,994,200              --               --        5,994,200                  --
Due to Reservoir Consultants                 500,000         278,000          222,000               --                  --
Liquidation Fund                              60,057              --           60,057               --                  --
----------------------------------------------------------------------------------------------------------------------------
         Total                           $33,554,257      $9,578,000      $10,782,057    $   5,994,200       $          --
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

         We are restating our consolidated balance sheets as of December 31, 2004 to correct an error in our accounting for a liability we will be required to repay to the Government of the Republic of Kazakhstan in the event we are granted commercial production rights. Previously, we treated this obligation as a long-term liability. As a result of a normal periodic review of our financial statements by the staff of the Securities and Exchange Commission, management determined, on July 12, 2005, that the amount due to the Government was not a liability of the Company and should be removed from our consolidated balance sheets. The primary effect of this restatement resulted in the Company reducing its long-term asset "Oil and Gas Properties" by $5,994,745 and removing the long-term liability "Due to the Government of Kazakhstan" of $5,994,745 from its consolidated balance sheets. This restatement does not have any impact on net loss or net loss per common share. Please refer to Note K of the accompanying consolidated financial statements for additional information.

         In light of our decision to restate our financial statements, we carried out an evaluation in accordance with Exchange Act Rules 13a-15 and 15d-15 and under the supervision and with the participation of management, including our Certifying Officers, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Certifying Officers concluded that, due to restatement discussed above, our disclosure controls and procedures were not effective as of December 31, 2004. Following the discovery of this error in July 2005, we have implemented new policies requiring our internal accounting staff to receive ongoing training on accounting for oil and gas properties in accordance with generally accepted accounting principles in the United States to prevent recurrence of future errors of this nature and to strengthen our internal control process.

         There have been no other changes in our internal controls over financial reporting that occurred during the three month period ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6. Exhibits

(A) Exhibits. The following exhibits are included as part of this report:


Exhibit No.            Description                                Location
-----------            -----------                                --------

Exhibit 3.1       Articles of Incorporation of                      (1)
                  BMB Munai, Inc. (a Nevada corporation)

Exhibit 3.2       By-Laws of BMB Munai, Inc. (as amended            (1)
                  through January 13, 2005)

Exhibit 10.1      Extension of Emir Oil License                     (2)

Exhibit 31.1      Certification of Principal Executive Officer   Attached hereto
                  pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

Exhibit 31.2      Certification of Principal Financial Officer   Attached hereto
                  pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

Exhibit 32.1      Certification of Principal Executive Officer   Attached hereto
                  pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

Exhibit 32.2      Certification of Principal Financial Officer   Attached hereto
                  pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.
----------------
(1) Previously filed as an exhibit to the Current Report on Form 8-K filed by the Company on January 18, 2005, and incorporated herein by this reference.
(2) Previously filed as an exhibit to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004, filed by the Company on February 14, 2005, and incorporated herein by this reference.

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