Form 10QSB
period 2005-09-30
BMB MUNAI INC
filed 2005-11-21
CIK 924805

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
 September 30, 2005                                              000-28638


                                 BMB MUNAI, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
          -------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   30-0233726
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                20A Kazibek Bi Street, Almaty, 050010, Kazakhstan
                -------------------------------------------------
                    (Address of principal executive offices)

                               +7 (3272) 58-85-17
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: common stock, par value $0.001; 32,458,584 shares outstanding as of November 4, 2005.

Transitional small business disclosure format (check one) Yes [ ] No [X]

                                 BMB MUNAI, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

     Item 1.  Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets as of September 30, 2005 and
         March 31, 2005 ......................................................3

         Consolidated Statements of Loss for the Three and Six Months
         Ended September 30, 2005, the Three and Six Months Ended
         September 30, 2004, and the period from inception (May 6, 2003)
         to September 30, 2005................................................4

         Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2005, the Six Months Ended September 30, 2004, and
         the period from inception (May 6, 2003) to September 30, 2005........5

         Notes to Consolidated Financial Statements...........................6

     Item 2.  Managements' Discussion and Analysis of Financial Condition
                and Results of Operations....................................19

     Item 3.  Controls and Procedures........................................32

PART II -- OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................33

     Item 2.  Unregistered Sales of Equity Securities........................34

     Item 4.  Submission of Matters to a Vote of Security Holders............36

     Item 5.  Other Information..............................................37

     Item 6.  Exhibits.......................................................37

     Signatures..............................................................38

PART I - FINANCIAL INFORMATION

                  Item 1 - Unaudited Consolidated Financial Statements

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------

                                                                    Notes     September 30, 2005        March 31, 2005
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                         $ 1,764,783              $ 9,989,632
    Marketable securities                                                                 617,497                  788,921
    Trade accounts receivable                                                             806,612                  132,400
    Inventories                                                       3                 4,016,174                3,227,411
    Prepaid expenses and other assets, net                            4                 4,068,325                4,172,291
                                                                            ----------------------- -----------------------
       Total current assets                                                            11,273,391               18,310,655
                                                                            ----------------------- -----------------------

LONG TERM ASSETS
    Oil and gas properties, full cost method, net                     6                52,123,096              42,964,359
    Other fixed assets, net                                                               664,314                 683,459
    Intangible assets, net                                                                 60,407                  14,435
    Restricted cash                                                                        60,973                  60,973
                                                                            ----------------------- -----------------------
       Total long term assets                                                          52,908,790              43,723,226
                                                                            ----------------------- -----------------------
TOTAL ASSETS                                                                         $ 64,182,181            $ 62,033,881
                                                                            ======================= =======================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                  $ 2,641,723             $ 5,844,639
    Due to reservoir consultants                                                          278,000                 278,000
    Taxes payable                                                                         370,876                 333,063
    Due to Astana Fund                                                5                         -                 250,000
    Accrued liabilities and other payables                                                 29,688                 291,969
                                                                            ----------------------- -----------------------
       Total current liabilities                                                        3,320,287               6,997,671
                                                                            ----------------------- -----------------------

LONG TERM LIABILITIES
    Due to reservoir consultants                                                          222,000                 222,000
    Liquidation fund                                                                       60,973                  60,973
    Deferred income tax liabilities                                                           343                     343
                                                                            ----------------------- -----------------------
       Total long term liabilities                                                        283,316                 283,316
                                                                            ----------------------- -----------------------

COMMITMENTS AND CONTINGENCIES                                         9                         -                       -

SHAREHOLDERS' EQUITY
    Share capital                                                     7                    32,459                  30,514
    Additional paid in capital                                        7                68,532,034              58,460,520
    Deficit accumulated during the development stage                                   (7,985,915)             (3,738,140)
                                                                            ----------------------- -----------------------
       Total shareholders' equity                                                      60,578,578              54,752,894
                                                                            ----------------------- -----------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 64,182,181            $ 62,033,881
                                                                            ======================= =======================

See notes to the consolidated financial statements.                                                                        3

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

CONSOLIDATED STATEMENTS OF LOSS
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                               Period from inception
                                 Three months ended  Three months ended   Six months ended    Six months ended (May 6, 2003) through
                                 September 30, 2005  September 30, 2004  September 30, 2005  September 30, 2004  September 30, 2005
                                 ------------------  ------------------  ------------------  ------------------  ------------------
REVENUES                            $  1,385,336      $    173,038         $  2,047,973        $    291,987         $  3,021,619

EXPENSES
  Production                              52,070            36,927               89,881              61,249              287,578
  Selling                                134,364            14,563              176,826              22,999              383,755
  General and administrative           4,880,514           844,332            5,881,752           1,395,282           10,724,471
  Depletion                              138,428                 -              168,357                   -              235,809
  Amortization and depreciation           34,368            18,060               64,806              27,186              136,015
                                    ------------      ------------         ------------        ------------         ------------
Total expenses                         5,239,744           913,882            6,381,622           1,506,716           11,767,628
                                    ------------      ------------         ------------        ------------         ------------

LOSS FROM OPERATIONS                  (3,854,408)         (740,844)          (4,333,649)         (1,214,729)          (8,746,009)

OTHER INCOME (EXPENSE)
  Realized gain on marketable
    securities                           118,909             3,983              181,688              58,898              386,123
  Unrealized gain (loss) on
    marketable securities                      -            11,087              (7,539)           (292,610)             (11,899)
  Foreign exchange gain (loss), net        8,279           125,032            (124,136)             202,686              446,334
  Interest income/ (expense), net              -           (6,785)               12,022             (3,901)             (54,186)
  Other income, net                       17,247                -                23,839                   -               76,049
                                    ------------      ------------         ------------        ------------         ------------
Total other income                       144,435           133,317               85,874            (34,927)              842,421
                                    ------------      ------------         ------------        ------------         ------------

LOSS BEFORE INCOME TAXES              (3,709,973)         (607,527)          (4,247,775)         (1,249,656)          (7,903,588)

INCOME TAX EXPENSE                             -                 -                    -                   -                 (343)
                                    ------------      ------------         ------------        ------------         ------------
LOSS BEFORE MINORITY INTEREST         (3,709,973)         (607,527)          (4,247,775)         (1,249,656)          (7,903,931)
                                    ------------      ------------         ------------        ------------         ------------

MINORITY INTEREST                              -                 -                      -                 -             (81,984)
                                    ------------      ------------         ------------        ------------         ------------
NET LOSS                            $ (3,709,973)     $   (607,527)        $ (4,247,775)       $ (1,249,656)        $ (7,985,915)
                                    ============      ============         ============        ============         ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                  32,376,574        26,392,115           32,187,708          23,427,059           29,568,073
LOSS PER COMMON SHARE
  (BASIC AND DILUTED)               $      (0.11)     $      (0.02)        $      (0.13)       $      (0.05)        $      (0.27)

See notes to the consolidated financial statements.                                                                            4

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                              Period from
                                                                         Six months        Six months           inception
                                                                            ended             ended           (May 6, 2003)
                                                                        September 30,     September 30,          through
                                                                Notes       2005              2004          September 30, 2005
                                                                -----       ----              ----          ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $ (4,247,775)    $ (1,249,656)          $ (7,985,915)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation, depletion and amortization                                  233,163           27,186                371,824
    Provision for doubtful accounts                                                 -                -                129,051
    Deferred income tax expense                                                     -                -                    343
    Stock based compensation expense                              7         3,815,158                -              3,815,158
    Stock issued for services                                     7           172,682                -                172,682
    Unrealized loss on marketable securities                                  118,909                -                123,269
Changes in operating assets and liabilities
    Decrease / (increase) in marketable securities                             52,515        2,102,800              (740,766)
    Increase in trade accounts receivable                                    (674,212)               -              (806,612)
    Increase in inventories                                                  (788,763)      (1,780,079)            (4,016,174)
    Decrease / (increase) in prepaid expenses and other assets                103,966       (5,136,252)            (4,176,204)
    (Decrease) / increase in current liabilities                           (3,677,384)       1,444,436              3,361,260
    Restricted cash                                                                 -                -                (60,973)
    Rent deposit                                                                    -                -                (21,172)
                                                                         ------------     ------------           ------------
Net cash used in operating activities                                      (4,891,741)      (4,591,565)            (9,834,229)
                                                                         ------------     ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in short term loan receivable                                        -       (5,667,220)                      -
    Acquisition of oil and gas properties                         6        (9,294,889)      (5,379,966)           (32,959,936)
    Acquisition of other fixed assets                                         (67,093)        (609,777)              (868,204)
    Acquisition of intangible assets                                          (56,745)          (1,541)               (74,501)
                                                                         ------------     ------------           ------------
Net cash used in investing activities                                      (9,418,727)     (11,658,504)           (33,902,641)
                                                                         ------------     ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                      5,221,685       17,311,906             42,437,719
    Proceeds from short-term financing                                              -                -                500,000
    Repayment of short-term financing                                               -                -               (500,000)
    Proceeds from issuance of convertible debt                                      -                -              2,000,000
    Proceeds from exercise of common stock options                            863,934                -              1,063,934
                                                                         ------------     ------------           ------------
Net cash provided by financing activities                                   6,085,619       17,311,906             45,501,653
                                                                         ------------     ------------           ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (8,224,849)       1,061,837              1,764,783
CASH AND CASH EQUIVALENTS at beginning of period                            9,989,632        2,126,355                      -
                                                                         ------------     ------------           ------------
CASH AND CASH EQUIVALENTS at end of period                                  1,764,783     $  3,188,192              1,764,783
                                                                         ============     ============           ============

Significant non cash transactions:
    Conversion of debt into common stock                                            -                -           $  2,000,000
    Accrual of liabilities to Astana Fund                                           -                -           $    250,000
    Acquisition of 30% of Emir Oil LLP by issuance of
      3,500,000 shares of common stock                                              -     $ 19,075,000           $ 19,075,000
    Stock options and grants issued for services                  7      $    172,682                -           $    172,682
    Stock options and grants issued to employees                  7      $  3,815,158                -           $  3,815,158


See notes to the consolidated financial statements.                                                                          5

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       DESCRIPTION OF BUSINESS

         BMB Munai, Inc. was incorporated in Utah in July 1981. BMB Munai, Inc. later changed its domicile to Delaware on February 7, 1994. Prior to November 26, 2003, BMB Munai, Inc.existed under the name InterUnion Financial Corporation ("InterUnion"). BMB Munai, Inc. changed its domicile from Delaware to Nevada in December 2004.

         On November 26, 2003, InterUnion executed an Agreement and Plan of Merger (the "Agreement") with BMB Holding, Inc ("BMB"), a private Delaware corporation, formed for the purpose of acquiring and developing oil and gas fields in the Republic of Kazakhstan. As a result of the merger, the shareholders of BMB have obtained control of BMB Munai, Inc. BMB was treated as the acquiror for accounting purposes. A new board of directors was elected that was comprised primarily of the former directors of BMB Holding, Inc.

         BMB Munai, Inc.'s consolidated financial statements presented are a continuation of BMB, and not those of InterUnion Financial Corporation, and the capital structure of BMB Munai, Inc. is now different from that appearing in the historical financial statements of InterUnion Financial Corporation due to the effects of the recapitalization.

         BMB Munai, Inc. has a representative office in Almaty, the Republic of Kazakhstan.

         BMB Munai, Inc. has minimal operations to date and is considered to be in the development stage.

2.       SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial information included herein is unaudited, except for the balance sheet as of March 31, 2005, which is derived from the Company's audited consolidated financial statements for the year ended March 31, 2005. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The consolidated results of operations for the interim period are not necessarily indicative of the consolidated results to be expected for an entire year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-QSB Report pursuant to certain rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our March 31, 2005 Form 10-KSB Report.

         The accounting principles applied are consistent with those as set out in the Company's annual Consolidated Financial Statements for the year ended March 31, 2005.

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Basis of consolidation

         The Company's consolidated financial statements present the consolidated results of BMB Munai, Inc., and its wholly owned subsidiary, Emir Oil LLP (hereinafter collectively referred to as the "Company"). All significant inter-company balances and transactions have been eliminated from the Consolidated Financial Statements.

         All transactions of Emir Oil LLP from the date of its purchase by BMB (June 7, 2003) through September 30, 2005 are reflected in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

         Use of estimates

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates and affect the results reported in these Consolidated Financial Statements.

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

         Share-based compensation

         The Company accounts for options granted to non-employees at their fair value in accordance with FAS No. 123, Accounting for Stock-Based Compensation. Under FAS No. 123, share-based compensation is determined as the fair value of the equity instruments issued. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete. Stock options granted to the "selling agents" in the private equity placement transactions and have been offset to the proceeds as a cost of capital. Stock options and stocks granted to other non-employees are recognized in the Consolidated Statements of Loss.

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The Company has a stock option plan as described in Note 7. Compensation expense for options and stocks granted to employees is determined based on their fair values at the time of grant, the cost of which is recognized in the Consolidated Statements of Loss over the vesting periods of the respective options.

         Risks and uncertainties

         The ability of the Company to realize the carrying value of its assets is dependent on being able to develop, transport and market oil and gas. Currently exports from the Republic of Kazakhstan are primarily dependent on transport routes either via rail, barge or pipeline, through Russian territory. Domestic markets in the Republic of Kazakhstan historically and currently do not permit world market price to be obtained. However, management believes that over the life of the project, transportation options will be improved by further increases in the capacity of the transportation options.

         Recognition of revenue and cost

         Revenue and associated costs from the sale of oil are charged to the period when goods were shipped or when ownership title transferred. Produced but unsold products are recorded as inventory until sold. As of September 30, 2005 the production unit of the Company - Emir Oil LLP had test production sales at Kazakhstan domestic market price, which is considerably lower than world market prices.

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

         As of September 30, 2005 the Company pledged cash in the amount of $363,358 to collateralize payment to an oil drilling and service company for drilling services.

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Marketable securities

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

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

         Depletion of producing properties is computed using the unit-of-production method based on estimated proved recoverable reserves.

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

         In accordance with SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", depreciation related to support equipment and facilities used in exploration and development activities in the amount of $104,287 was capitalized to oil and gas properties.

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

         Comparative figures

         The presentation of certain amounts for the previous periods has been reclassified to conform to the presentation adopted for the current quarter.

         Recent accounting pronouncements

         In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB Statement No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005. Management does not anticipate this statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

3.       INVENTORIES

         Inventories as of September 30, 2005 and March 31, 2005 were as follows:

                                          September 30, 2005     March 31, 2005
                                          ------------------     --------------
         Construction material                $ 3,844,558           $ 3,103,555
         Spare parts                              112,568                59,706
         Crude oil produced                         9,126                 7,735
         Other                                     49,922                56,415
                                              -----------           -----------
                                              $ 4,016,174           $ 3,227,411
                                              ===========           ===========

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.       PREPAID EXPENSES AND OTHER ASSETS, NET

         Prepaid expenses and other assets, net, as of September 30, 2005 and March 31, 2005 were as follows:

                                           September 30, 2005     March 31, 2005
                                           ------------------     --------------
         Advances for services                  $ 1,975,365        $   589,944
         VAT recoverable                          1,354,005          1,217,751
         Advances for material                      618,084          2,301,074
         Other                                      249,922            192,573
         Reserves against uncollectible
           advances and prepayments                (129,051)          (129,051)
                                                -----------        -----------
                                                $ 4,068,325        $ 4,172,291
                                                ===========        ===========

5.       DUE TO ASTANA FUND

         In 2004 the Government of the Republic of Kazakhstan imposed a liability in the amount of $250,000 to make cash contributions to the Astana Fund. The Astana Fund is a government fund used by the Government of the Republic of Kazakhstan to accumulate cash for construction and development of Astana, the new capital of the Republic of Kazakhstan. On May 27, 2005 the Company made a cash contribution of $250,000 to Astana Fund.

6.       OIL AND GAS PROPERTIES, FULL COST METHOD, NET

         Oil and gas properties, full cost method, net, as of September 30, 2005 and March 31, 2005 were as follows:

                                                      September 30, 2005   March 31, 2005
                                                      ------------------   --------------
         Subsoil use right                                   $ 20,788,119      $ 20,788,119
         Cost of drilling wells                                12,977,179         9,334,021
         Material and fuel used in exploration and
           development activities                               7,633,137         2,891,765
         Professional services received in exploration
           and development activities                           4,529,910         4,798,314
         Infrastructure development costs                       1,330,640         1,231,391
         Geological and geophysical                               989,187           653,571
         Other capitalized costs                                4,110,733         3,334,630
          Accumulated depletion                                  (235,809)          (67,452)
                                                             ------------      ------------
                                                             $ 52,123,096      $ 42,964,359
                                                             ============      ============

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.       SHARE AND ADDITIONAL PAID IN CAPITAL

         Common and preferred stock as of September 30, 2005 and March 31, 2005 are as follows:

                                             September 30, 2005   March 31, 2005
                                             ------------------   --------------
         Preferred stock, $0.001 par value
           Authorized                              20,000,000       20,000,000
           Issued and outstanding                           -                -

         Common stock, $0.001 par value
           Authorized                             100,000,000      100,000,000
           Issued and outstanding                  32,458,584       30,513,761

         Reverse merger

         During the period ended March 31, 2004, the Company completed a reverse merger with BMB Holding, Inc. Additionally the Company:

         a) Completed a private placement for the total amount of $11,113,562.
         b) Converted a $2,000,000 debt to the shareholders of BMB Holding, Inc. into equity.
         c) Issued 200,000 shares of stock upon exercise of stock option worth $200,000.
         d) Completed a 10 for 1 reverse stock split.

         Acquisition

         On May 24, 2004, the Company agreed to purchase the remaining 30% interest of its minority interest partner in Emir Oil LLP in exchange for 3,500,000 shares of restricted Company common stock. On August 6, 2004, the Company issued the 3,500,000 shares to its minority partner in Emir Oil LLP. The aggregate purchase price was determined to be $19,075,000 using a price of the Company's common shares on OTCBB on August 6, 2004 of $5.45 per share. The entire purchase price has been allocated to oil and gas properties in the accompanying Consolidated Balance Sheets.

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

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Common stock sold in private placements as of September 30, 2005 is as follows:

                                        Number of                         Gross amount        Net amount
                                       shares sold     Share price            raised           received
                                       -----------     -----------            ------           --------
         First private placement        4,830,494     $ 2.15-$ 2.50       $ 11,113,562        $ 9,935,874
         Second private placement       4,584,340            $ 4.00         18,337,360         17,311,906
         Third private placement        3,101,000            $ 5.00         15,505,000         15,189,939
                                       ----------                         ------------       ------------
                                       12,515,834                         $ 44,955,922       $ 42,437,719
                                       ==========                         ============       ============

         The offerings were made only to accredited investors in the United States of America under Regulation D and pursuant to Regulation S to non U.S. Persons.

         Share-Based Compensation

         On April 12, 2005, the Company granted warrants to placement agents in connection with funds raised on the Company's behalf. These warrants grant the placement agents the right to purchase up to 110,100 shares of the Company's common stock at an exercise price of $5.00 per share. Subsequent to quarter end, in October 2005, warrants to purchase 60,000 shares were exercised. Outstanding warrants expire on April 11, 2006.

         On July 18, 2005, the Company granted options to legal counsel, for the legal services rendered. These options grant the legal counsel the right to purchase up to 41,053 shares of the Company's common stock at an exercise price of $4.75 per share. The options expire five years from the date of grant. Granted options vest immediately. Expense for options granted is determined based on fair value of stocks at the time of grant, the cost of which in the amount of $82,684 is recognized in the Consolidated Statements of Loss. On July 18, 2005, the Company also granted common shares to legal counsel, for the legal services rendered. The number of such stock grants has been set at 18,947 shares at the price of $4.75 per share. Stock grants vest immediately. Expense in the amount of $89,998 is recognized in the Consolidated Statements of Loss and Consolidated Balance Sheet.

         During the fiscal year ended March 31, 2005 the shareholders of the Company approved an incentive stock option plan (the "Plan") under which directors, officers and key personnel may be granted options to purchase common shares of the Company, as well as other stock based awards. 5,000,000 common shares were reserved for issuance under the Plan. The Board determines the terms of options and other awards made under the Plan. Under the terms of the Plan, no incentive stock options shall be granted with an exercise price at a discount to the market.

         On July 18, 2005, the Company granted stock options to Company's directors and officers for the past services rendered. These options grant the directors and officers the right to purchase up to 779,730 shares of the Company's common stock at an exercise price of $4.75 per share. The options expire five years from the date of grant. Granted options vest immediately. Compensation expense for options granted is determined based on their fair value at the time of grant, the cost of which in the amount of $1,569,223 is recognized in the Consolidated Statements of Loss.

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Stock options and warrants outstanding and exercisable as of September 30, 2005 are:

                                                                                             Weighted Average
                                                                                                  Exercise
                                                                        Number of Shares           Price
                                                                        ----------------     ----------------
         As of March 31, 2005                                                1,144,341             $ 3.22

          Granted                                                              930,883               4.78
          Exercised                                                           (384,080)              2.25
          Expired                                                              (98,970)              2.50
                                                                        ----------------     ----------------
         As of September 30, 2005                                            1,592,174             $ 4.41
                                                                        ================     ================
         Stock options and warrants as of September 30, 2005 are:


                            Options and Warrants Outstanding                     Options and Warrants Exercisable
      ------------------------------------------------------------------------ -----------------------------------
                                                                   Weighted
                                                  Weighted         Average
            Range of          Options and         Average        Contractual    Options and     Weighted Average
         Exercise Price         Warrants       Exercise Price    Life (years)     Warrants       Exercise Price
      ------------------  -----------------  --------------- ----------------- ---------------- ------------------
         $ 3.50 - $ 5.00         1,592,174           4.41             3.75         1,592,174           4.41

         The estimated fair value of the stock options and warrants issued were determined using Black-Scholes option pricing model with the following assumptions:

                                                      September 30,  March 31,
                                                          2005         2005
                                                          ----         ----
         Risk-free interest rate                         4.01%         3.20%
         Expected option life                            2 years       1 year
         Expected volatility in the price of the
           Company's common shares                        74%           76%
         Expected dividends                                0%            0%
         Weighted average fair value of options and
           warrants granted during the year             $ 2.01        $ 2.22

         Under the Plan the directors, officers and key personnel may be granted common shares of the Company. The Board determines the directors, officers and key personnel which shall be granted common shares of the Company. The vesting conditions are also being determined by the Board.

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         During the quarter ended September 30, 2005 the Company granted restricted common shares to Company's former co-chief executive officer and president for services rendered. He was granted 70,526 shares. The shares were valued at $5.02 per share. The stock grants vested immediately. Compensation expense in the amount of $354,041 is recognized in the Consolidated Statements of Loss and Consolidated Balance Sheet.

         On July 18, 2005, the Company granted common shares to Company's directors and officers for past services rendered. The number of shares granted was 360,270. The shares were valued at $4.75 per share. This stock grant vested immediately. Compensation expense in the amount of $1,711,283 is recognized in the Consolidated Statements of Loss and Consolidated Balance Sheet.

         On July 18, 2005, the Company granted 90,000 restricted common shares to three Company employees. Each employee's stock grants vest in three equal tranches of 10,000 shares on the first, second and third anniversaries of their employment with the Company. The stock grants were valued at $4.75 per share. The first 10,000 shares vested during the three months ended September 30, 2005. Accordingly, compensation expense for those shares in the amount of $47,500 has been recognized in the Consolidated Statements of Loss and Consolidated Balance Sheet.

8.       RELATED PARTY TRANSACTIONS

         The Company leases ground fuel tanks and other oil fuel storage facilities and warehouses from Term Oil LLC. The lease expenses for the three months ended September 30, 2005, totaled to $54,478. One of our shareholders is an owner of Term Oil LLC.

         During the three months ended September 30, 2005, the Company also retained the services of several companies. Expenses for those services rendered during the three months ended September 30, 2005, totaled to $33,120. The suppliers which rendered services are affiliated with shareholders of the Company.

         During the three months ended September 30, 2005 the Company also provided an interest-free loan in the amount of $15,000 to one of the employees of the Company.

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

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Capital Commitments

         Under the terms of its subsurface exploration contract, Emir Oil LLP is required to spend a total of $32 million in exploration and development activities on the ADE Block. To retain its rights under the contract, the Company must spend a minimum of $9.3 million in 2005, $6 million in 2006 and $4.5 million in 2007. The failure to make these minimum capital expenditures could result in the loss of the subsurface exploration contract.

         Litigation

         In December 2003, a lawsuit was filed in Florida naming the Company as one of the defendants. The claim of breach of contract, unjust enrichment, breach of fiduciary duty, conversion and violation of a Florida trade secret statute in connection with a business plan for the development Aksaz, Dolinnoe and Emir oil and gas fields owned by Emir Oil. The plaintiffs seek unspecified compensatory and exemplary damages. The parties have mutually agreed to dismiss this lawsuit without prejudice.

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

         In October 2005, Sokol Holdings amended its complaint in New York to add Brian Savage and Thomas Sinclair as plaintiffs and adding Credifinance Capital, Inc., and Credifinance Securities, Ltd., (collectively "Credifinance") as defendants in the matter. The amended complaint alleges tortious interference with contract, specific performance, breach of contract, unjust enrichment, breach of fiduciary duty, conversion, misappropriation of trade secrets, tortuous interference with fiduciary duty and aiding and abetting breach of fiduciary duty in connection with a business plan for the development of the Aksaz, Dolinnoe and Emir oil and gas fields owned by Emir Oil, LLP. The plaintiffs seek damages in an amount to be determined at trial, punitive damages, specific performance and such other relief as the Court finds just and reasonable.

         In November 2005, we learned that the Company has been added as a defendant in a lawsuit filed by Bank CenterCredit against Optima Systems, LLP, KazOvoshProm Company, LLP and Intexi LLP and a number of other parties. The lawsuit was filed in the Special Interregional Economic Court of Almaty, Kazakhstan. Under Kazakh law, it is illegal for a party to purchase stock of a bank with borrowed funds. The lawsuit alleges that Optima Systems, KazOvoshProm Company and Intexi illegally purchased shares of Bank CenterCredit in open market

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         transactions in the Kazakhstan Stock Market from a number of parties, including BMB Munai, with borrowed funds.

         Bank CenterCredit has delivered a letter to us confirming that we have been joined in this matter to comply with the procedural requirements of Kazakh law. In the letter, the Bank acknowledges our Company acted as a party to the transaction as a good faith seller of shares of the Bank. The Bank further acknowledges that the case has no property or material nature as it relates to BMB Munai. The Bank also guarantees to reimburse us for any expenses we may incur in connection with the litigation.

         The Company is confident that these matters shall be resolved in the Company's favor. The Company has retained legal counsels to protect its interests. In the opinion of the Company's management and legal counsels, the resolution of those lawsuits will not have a material adverse effect on Company's financial condition, results of operations or cash flows.

10.      FINANCIAL INSTRUMENTS

         As of September 30, 2005 and March 31, 2005 marketable securities of $551,300 and $788,921, respectively, are held in short term repurchase agreements for securities issued by Kazakhstan banks and Kazakhstan financial institutions. As of September 30, 2005 and March 31, 2005 cash and cash equivalents include deposits in Kazakhstan banks in the amount $1,365,958 and $9,090,276, respectively. As of September 30, 2005 and March 31, 2005 the Company made advance payments to Kazakhstan companies and government bodies in the amount $4,197,376 and $4,301,342, respectively. As of September 30, 2005 and March 31, 2005 trade accounts receivable of $806,612 and $132,400, respectively, are with the Kazakhstan companies. Restricted cash reflected in the long-term assets consists of $60,973 deposited in a Kazakhstan bank and restricted to meet possible environmental obligations according to the regulations of Kazakhstan. Furthermore, the primary asset of the Company is Emir Oil LLP; an entity formed under the laws of the Republic Kazakhstan.

11.      SUBSEQUENT EVENTS

         Subsequent to the quarter ended September 30, 2005, a party exercised stock warrants for 309,454 shares at the exercise price of $4 and stock warrants for 60,000 shares at the exercise price of $5.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Consolidated Financial Statements and the accompanying notes included in this Form 10-QSB contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with the Form 10-KSB of the Company for the year ended March 31, 2005.

         Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed.

Forward Looking Statements

         Certain of the statements contained in all parts of this document including, but not limited to, those relating to our drilling plans, future expenses, changes in wells operated and reserves, future growth and expansion, future exploration, future seismic data, expansion of operations, our ability to generate new prospects, our ability to obtain a production license, review of outside generated prospects and acquisitions, additional reserves and reserve increases, managing our asset base, expansion and improvement of capabilities, integration of new technology into operations, credit facilities, new prospects and drilling locations, future capital expenditures and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected cash flows from operations, future commodity price environment, expectations of timing, the outcome of legal proceedings, satisfaction of contingencies, the impact of any change in accounting policies on our consolidated financial statements, the number, timing or results of any wells, the plans for timing, interpretation and results of new or existing seismic surveys or seismic data, future production or reserves, future acquisitions of leases, lease options or other land rights, management's assessment of internal control over financial reporting, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts contained in this report are forward-looking statements. When used in this document, words like "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "plan," "forecast," "predict," "may," "should," "could," "will" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs and other factors detailed herein and in our other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

         Our business, as with other extractive industries, is a depleting one in which each oil and gas equivalent produced must be replaced or our business, and a critical source of future liquidity, will shrink.

         The oil and gas industry is highly competitive. Competition in Kazakhstan and Central Asia includes other junior hydrocarbons exploration companies, mid-size producers and major exploration and production companies. Many of our competitors have greater financial resources and larger technical staff than we have.

         We are subject to various levels of government regulation and control, both in Kazakhstan and the United States of America. In particular, our activities are subject to stringent operational and environmental regulations. These regulations affect our costs of planning, designing, drilling, installing and operating oil and gas wells and related facilities. These regulations may become more demanding in the future.

Recent Developments

         During the second quarter 2005 we continued testing and development works on Dolinnoe-3 well. We penetrated two bearing zones in Dolinnoe-3 well, perforated and tested the other productive zones. After that we performed works in isolation of two previously explored productive zones and opened a pay section of the fourth productive zone. During the works related to the perforation of a productive stratum, which has a capacity of 17.6 meters, we experienced significant flow of oil and gas from the fourth productive zone. We also completed a hydrodynamic study of the third productive horizon and took samples of formation fluids. In the course of continued testing and development works on the Dolinnoe-3 well we are continuing to undertake a complex of geophysical studies aimed at identifying additional productive intervals.

         During the second quarter 2005 we undertook operations to reenter the Aksaz-4 well that was abandoned during the Soviet Union period due to lack of financing. We drilled the well from its pre-existing depth of 4,080 meters to a depth of 4,907 meters. While drilling, we performed geophysical, geological and technical studies in an open hole and core sampling of Triassic formations. On August 12, 2005 drilling works on Aksaz-4 well were completed. In September we started development and testing works at the well, including perforation works in the productive horizons. Testing and development works in Aksaz-4 well are in process.

         During the second quarter 2005 we continued workover of the Aksaz-1 well to eliminate annular flow and isolate a previously penetrated watered formation by means of a packer installation. After completion of the isolation works we made attempts to stimulate inflow in the well. Operations revealed that the barite, which dropped out from the drilling mud, was blocking the packer in the annular space of the well. When we removed the pumping and compression tubing, several pipes were deformed as a result of pressure differentials in the tubing and annular space. We therefore undertook fishing operations to extract the deformed and broken tubing in the well. At the moment workover operations on the well have been suspended due to the unavailability of a serviceable hoisting unit. We expect fishing operations will resume in the late November or early December of 2005.

         As a result of workover operations performed on Emir-1 well during the second quarter, the first production object was added to previously perforated production horizons. We cleaned the well of the propane originating from the formation, performed acid treatment of the bottom-hole zone of the well and lowered a deep well pump into the well. We also intend to optimize the performance of the well through increased stroke length and pumping speed.

         In October 2005 we started preparation for underground workover of the Dolinnoe-2 well to acid wash the formation. In the Dolinnoe-2 well we also performed geophysical, geological and technical studies to determine the nature of the productive horizons.

Outlook

         During the remainder of the fiscal year, we will continue work over and research operations on the existing six wells in the ADE Block.

         We invested approximately $3 million in exploration and development of our properties during the three months ended September 30, 2005. We expect to invest an additional $2 million to $3 million in exploration and development during the remainder of the current fiscal year. We anticipate the need to raise an additional $40,000,000 to support exploration and development activities before we expect income from oil production to be sufficient to meet our needs for operating capital. We expect to fund these expenditures primarily from additional capital we will seek to raise through equity and/or debt financing. We currently have no commitments from any party to provide us funding and there is no assurance that such funding will become available to us on acceptable terms, or at all. If we are not successful in obtaining funding, we anticipate that we will instead seek to develop existing wells and infrastructure in hopes of generating sufficient revenue to finance our operations. This development would be funded by cash and cash equivalents, the sale of marketable securities and revenue from operations. If the funding is limited to these sources, our anticipated development activities would be significantly more limited than anticipated under our present business plan.

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

         For us to operate profitability and grow in the future we need to obtain additional capital either through additional fund raising or through significantly increased production. Our revenue, profitability and future growth depend substantially on factors beyond our control, such as economic, political and potential regulatory and competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, results of operations, the quantities of oil and natural gas reserves that we can economically produce, the markets into which we can sell our oil and our access to additional capital. In a worst case scenario, future drilling operations could be largely unsuccessful, oil and gas prices could sharply decline, we could fail to gain access to the world oil markets and/or other factors beyond our control could cause us to modify or substantially curtail our exploration and development plans, which could negatively impact our earnings, cash flow and most likely the trading price of our securities.

Results of Operations

         Three months ended September 30, 2005, compared to the three months ended September 30, 2004

Revenue and Production

         The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the three months ended September 30, 2005 and the three months ended September 30, 2004.

                                                                                           Three months ended
                                                                                           September 30, 2005
                                                                                       to the three months ended
                                                                                           September 30, 2004
                                              For the three         For the three    -------------------------------
                                              Months ended          months ended           $                %
                                              September 30,         September 30,      Increase          Increase
                                                  2005                  2004          (Decrease)        (Decrease)
                                            ------------------    ------------------ --------------    -------------
Production volumes:
  Natural gas (Mcf)                                         -                     -              -                -
  Natural gas liquids (Bbls)                                -                     -              -                -
  Oil and condensate (Bbls)                            70,365                15,952         54,413             341%


  Barrels of Oil equivalent (BOE)                           -                     -              -                -

Average Sales Price
  Natural gas ($ per Mcf)                                   -                     -              -                -
  Natural gas liquids ($ per Bbl)                           -                     -              -                -
  Oil and condensate ($ per Bbl)                      $ 21.68               $ 13.30         $ 8.38              63%
  Barrels of Oil equivalent
    ($ per BOE)                                             -                     -              -                -

Operating Revenue:
Natural gas                                                 -                     -              -                -
Natural gas liquids                                         -                     -              -                -
Oil and condensate                                $ 1,385,336             $ 173,038    $ 1,212,298             701%
Gain on hedging and derivatives(1)                          -                     -              -                -
                                            ------------------    ------------------ --------------    -------------

---------------
(1) We did not engage in hedging transactions, including derivatives during the three months ended September 30, 2005, or the three months ended September 30, 2004.

         Revenues. We generate revenue under our contract from the sale of oil and natural gas recovered during test production. During the three months ended September 30, 2005 and 2004, 100% of our revenue was generated from the sale of crude oil. During the three months ended September 30, 2005 we realized revenue from oil and gas sales of $1,385,336 compared to $173,038 during the three months ended September 30, 2004. This increase in revenues is primarily the result of two facts. First, we performed works related to the perforation of a productive stratum with a capacity of 17.6 meters which led to a significant flow of oil and gas at the Dolinnoe-3 well. As a result in September 2005, monthly oil production rate at the Dolinnoe-3 well increased by about 680% comparing to average production rate of prior periods. Second, oil prices in the domestic market increased 63% in the three months ended September 30, 2005 compared to three months ended September 30, 2004. We anticipate production will continue to increase in the upcoming fiscal quarters. If production increases and oil prices remain constant or continue to increase, we expect revenue will continue to increase in the upcoming quarters. At the present time, however, it is unclear the rate at which our production and corresponding revenues may increase.

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

Costs and Operating Expenses

         The following table presents details of our expenses for the three months ended September 30, 2005 and 2004:

                                             For the three months ended    For the three months ended
                                                 September 30, 2005            September 30, 2004
                                             --------------------------    --------------------------
Expenses:
   Oil and gas operating(1)                        $    52,070                     $  36,927


   Selling                                             134,364                        14,563
   Depletion                                           138,428                             -
   Depreciation and amortization                        34,368                        18,060
   General and administrative                        4,880,514                       844,332
Total                                              $ 5,239,744                     $ 913,882
                                                  =============                   ===========
Expenses ($ per BOE):
   Oil and gas operating(1)                               0.83                          2.84
   Depreciation, depletion and
     amortization(2)                                      2.76                          1.39

---------------------
(1) Includes lease operating costs and production and ad valorem taxes.
(2) Represents depreciation, depletion and amortization of oil and gas properties only.

         Production Expenses. During the three months ended September 30, 2005, we incurred $52,070 in production expenses compared to $36,927 during the three months ended September 30, 2004. Production expenses increased as a result of hiring more production and maintenance personnel and repair overhead due to increase of production. We expect production expenses to continue to increase in the upcoming fiscal quarters. At the present time, however, it is unclear the rate at which our production expenses may increase in upcoming fiscal quarters.

         Selling Expenses. We incurred selling expenses of $134,364 during the three months ended September 30, 2005 compared to $14,563 during the three months ended September 30, 2004. The increase in selling expenses is nearly proportional to the increase in revenue. Selling expenses during the three months ended September 30, 2005 increased by 823% and revenue increased by 701% compared to the three months ended September 30, 2004. We transported oil to railway terminals and accordingly we used more gasoline and incurred more expenses. We expect selling expenses to continue to increase in the upcoming fiscal quarters as revenue continues to increase. At the present time, however, it is unclear the rate at which our production expenses may increase in the upcoming fiscal year.

         General and Administrative Expenses. General and administrative expenses during the three months ended September 30, 2005 were $4,880,514 compared to $844,332 during the three months ended September 30, 2004. This represents a 478% increase in general and administrative expenses. This significant increase is attributable to an 924% increase in payroll and other compensation to employees. During the three months ended September 30, 2005 we granted restricted stock and stock options to directors, officers and key employees of the Company. Fair value of stock and stock options was recognized in our consolidated financial statements as compensation expense.
 The total amount of compensation expense recognized as a result of the stock and option grants is $3,734,159. Additionally during the three months ended September 30, 2005 we hired more field and administrative personnel and incurred legal expenses. We do not expect general and administrative expenses to increase at such a significant rate in the upcoming quarters. We anticipate increases in revenue, operating expenses and selling expenses will outpace the increase in general and administrative expenses in upcoming quarters.

         Loss from Operations. During the three months ended September 30, 2005 we realized a loss from operations of $3,854,408 compared to a loss from operations of $740,844 during the three months ended September 30, 2004. We realized a 701% increase in revenue during the three months ended September 30, 2005 compared to the comparable period 2004. This increase was offset by a 41% increase in production expenses and a 478% increase in general and administrative expenses, which resulted in a 420% increase in loss from operations during the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. Until such time as revenue from oil and gas sales exceeds expenses we will continue to generate operating losses. At this time, it is unclear when we will generate sufficient oil and gas to offset our expenses.

         Other Income. During the three months ended September 30, 2005 we realized total other income of $144,435 compared to total other income of $133,317 for the three months ended September 30, 2004. This decrease in other income is largely attributable to a decrease in foreign exchange gain in the amount of $116,753 resulting from fluctuations in foreign currency rates against the U.S dollars. This decrease was partially offset by an increase in realized and unrealized gain on marketable securities of $103,839 and our realizing interest income of $6,785.

         Net Loss. During the three months ended September 30, 2005 we realized a net loss of $3,709,973 compared to a net loss of $607,527 for the three months ended September 30, 2004. Notwithstanding the significant increase in revenue resulting from increased oil and gas production during the quarter ended September 30, 2005 net loss increased significantly. This significant increase in net loss is largely attributable to 478% increase in general and administrative expenses. During the three months ended September 30, 2005 our general and administrative expenses increased by $4,036,182 compared to the three months ended September 30, 2004. While our production and revenues are increasing, we will continue to realize net losses from operations until such time as revenues generated from oil and gas production and sales and other income offset our expenses. At this time, it is unclear when, or if, that may occur.

         Six months ended September 30, 2005, compared to the six months ended September 30, 2004

Revenue and Production

         The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the six months ended September 30, 2005 and the six months ended September 30, 2004.

                                                                                            Six months ended
                                                                                           September 30, 2005
                                                                                        to the six months ended
                                               For the six           For the six           September 30, 2004
                                              Months ended          months ended     -------------------------------
                                              September 30,         September 30,          $                %
                                                  2005                  2004           Increase          Increase
                                            ------------------    ------------------ --------------    -------------
Production volumes:
  Natural gas (Mcf)                                         -                     -              -                -
  Natural gas liquids (Bbls)                                -                     -              -                -
  Oil and condensate (Bbls)                           111,821                27,357         84,464             309%
  Barrels of Oil equivalent (BOE)                           -                     -              -                -

Average Sales Price
  Natural gas ($ per Mcf)                                   -                     -              -                -
  Natural gas liquids ($ per Bbl)                           -                     -              -                -
  Oil and condensate ($ per Bbl)                      $ 20.58               $ 13.27         $ 7.31              55%
  Barrels of Oil equivalent
    ($ per BOE)                                             -                     -              -                -

Operating Revenue:
Natural gas                                                 -                     -              -                -
Natural gas liquids                                         -                     -              -                -
Oil and condensate                                $ 2,047,973             $ 291,987    $ 1,755,986             601%
Gain on hedging and derivatives(1)                          -                     -              -                -
                                            ------------------    ------------------ --------------    -------------

---------------------
(1) We did not engage in hedging transactions, including derivatives during the six months ended September 30, 2005, or the six months ended September 30, 2004.

         Revenues. During the six months ended September 30, 2005 we realized revenue from oil and gas sales of $2,047,973 compared to $291,987 during the six months ended September 30, 2004. Our revenue for the six months ended September 30, 2005 increased by 601% compared to the revenue for the six months ended September 30, 2004. We performed workover of re-entered wells and drilled three additional wells, both of which led to increased production volume in the fiscal year. Additionally, oil prices in the domestic market increased 55% in the six months ended September 30, 2005 compared to six months ended September 30, 2004. We anticipate production will continue to increase in the upcoming periods. If production increases and oil prices remain constant or continue to increase, we expect revenue will continue to increase in the upcoming quarters. At the present time, however, it is unclear the rate at which our production and corresponding revenues may increase.

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

Costs and Operating Expenses

         The following table presents details of our expenses for the six months ended September 30, 2005 and 2004:

                                   For the six months ended   For the six months ended
                                      September 30, 2005          September 30, 2004
                                      ------------------          ------------------
Expenses:
   Oil and gas operating(1)               $    89,881                  $    61,249
   Selling                                    176,826                       22,999
   Depletion                                  168,357                            -
   Depreciation and amortization               64,806                       27,186
   General and administrative               5,881,752                    1,395,282
                                          -----------                  -----------
Total                                     $ 6,381,622                  $ 1,506,716
                                          ===========                  ===========
Expenses ($ per BOE):
   Oil and gas operating(1)                      0.90                         2.78
   Depreciation, depletion and
     amortization(2)                             2.34                         1.24

-------------------
(1) Includes lease operating costs and production and ad valorem taxes.
(2) Represents depreciation, depletion and amortization of oil and gas properties only.

         Production Expenses. During the six months ended September 30, 2005, we incurred $89,881 in production expenses compared to $61,249 during the six months ended September 30, 2004. Production expenses increased as a result of hiring more production and maintenance personnel and repair overhead due to increase of production. We expect production expenses to continue to increase in the upcoming periods. At the present time, however, it is unclear the rate at which our production expenses may increase in upcoming periods.

         Selling Expenses. We incurred selling expenses of $176,826 during the six months ended September 30, 2005 compared to $22,999 during the six months ended September 30, 2004. The increase in selling expenses is proportional to the increase in revenue. Selling expenses during the six months ended September 30, 2005 increased by 669% and revenue increased by 601% compared to the six months ended September 30, 2004. We transported oil to railway terminals and accordingly we used more gasoline and incurred more expenses. We expect selling expenses to continue to increase in the upcoming periods as revenue continues to increase. At the present time, however, it is unclear the rate at which our production expenses may increase in the upcoming fiscal year.

         General and Administrative Expenses. General and administrative expenses during the six months ended September 30, 2005 were $5,881,752 compared to $1,395,282 during the six months ended September 30, 2004. This represents a 322% increase in general and administrative expenses. This significant increase is attributable to a 674% increase in payroll and other compensation and a 144% increase in professional services fees. The significant increase in general and administrative expenses is largely the result of hiring more personnel to operate our business, using services of technicians, engineers, accountants and lawyers, as well as incurring other general corporate expenses. We do not expect general and administrative expenses to increase at such a significant rate in the upcoming periods. We anticipate increases in revenue, operating expenses and selling expenses will outpace the increase in general and administrative expenses in upcoming quarters.

         Loss from Operations. During the six months ended September 30, 2005 we realized a loss from operations of $4,333,649 compared to a loss from operations of $1,214,729 during the six months ended September 30, 2004. We realized a 601% increase in revenue during the six months ended September 30, 2005 compared to the comparable period 2004. This increase was offset by a 47% increase in production expenses and a 322% increase in general and administrative expenses, which resulted in a 257% increase in loss from operations during the period ended September 30, 2005 compared to the period ended September 30, 2004. Until such time as revenue from oil and gas sales exceeds expenses we will continue to generate operating losses. At this time, it is unclear when we will generate sufficient oil and gas to offset our expenses.

         Other Income. During the six months ended September 30, 2005 we realized total other income of $85,874 compared to total other loss of $34,927 for the six months ended September 30, 2004. This increase in other income is largely attributable to increase in realized and unrealized gain on marketable securities of $407,861 and our realizing interest income of $15,923. This decrease was partially offset by the decrease in foreign exchange gain in the amount of $326,822 resulting from fluctuations in foreign currency rates against the U.S. dollars.

         Net Loss. During the six months ended September 30, 2005 we realized a net loss of $4,247,775 compared to a net loss of $1,249,656 for the six months ended September 30, 2004. Notwithstanding the significant increase in revenue resulting from increased oil and gas production during the period ended September 30, 2005 net loss increased significantly. This significant increase in net loss is largely attributable to 322% increase in general and administrative expenses. During the six months ended September 30, 2005 our general and administrative expenses increased by $4,486,470 compared to the six months ended September 30, 2004. While our production and revenues are increasing, we will continue to realize net losses from operations until such time as revenues generated from oil and gas production and sales and other income offset our expenses. At this time, it is unclear when, or if, that may occur.

Liquidity and Capital Resources

         Funding for our activities has historically been provided by funds raised through the sale of our common stock. From inception on May 6, 2003 through September 30, 2005, we have raised $46,955,922 ($44,437,719 net) through the sale of our common stock and proceeds from the issuance of convertible debt. As of September 30, 2005, we had cash and cash equivalents of $1,764,783. We anticipate our capital resources in the upcoming quarters will likewise consist primarily of funds raised in financing activities and revenue from the sale of oil and gas recovered during test production.

         Our need for capital, in addition to funding our ongoing operations, is primarily related to the exploration and development of our properties as required under our contract, and the potential acquisition of additional oil and gas properties. For the period from inception on May 6, 2003 through September 30, 2005, we have incurred capital expenditures of $52,123,096 for exploration, development and acquisition activities including $19,075,000 non-cash transaction for acquisition of the remaining 30% interest of its minority interest partner in Emir Oil LLC in exchange for 3,500,000 shares of restricted Company common stock.

Cash Flows

         During the six months ended September 30, 2005 cash was primarily used to fund exploration and development expenditures. We had a net decrease in cash and cash equivalents of $8,224,849 during the six months ended September 30, 2005. See below for additional discussion and analysis of cash flow.

                                              Six months ended      Six months ended
                                             September 30, 2005    September 30, 2004
                                            ------------------- --------------------
Net cash used in operating activities            $ (4,891,741)        $ (4,591,565)
Net cash used in investing activities            $ (9,418,727)        $(11,658,504)
Net cash provided by financing activities        $  6,085,619         $ 17,311,906
                                            ------------------- --------------------
NET (DECREASE)/INCREASE IN CASH AND CASH
  EQUIVALENTS                                    $ (8,224,849)        $  1,061,837
                                            =================== ====================

         We continually evaluate our capital needs and compare them to our capital resources. Our budgeted capital expenditures for the 2006 fiscal year are $10 million to $14 million for exploration, development, production and acquisitions. Through the six months ended September 30, 2005, we have spent $9 million in exploration, development and production. We have funded these expenditures primarily from cash on hand. In the event we are not successful in raising additional funds, we nevertheless believe we can fund the remaining $3 to $4 planned budgeted capital expenditures for the current fiscal year through cash on hand, the sale of marketable securities and revenues from anticipated oil production. We anticipate significant increase of our revenue during the next periods considering the fact that just our September 2005 revenue constituted about 42% of total revenue for the six months ended September 30, 2005. The minimum level of capital expenditures on our properties is dictated by the contract. The amount of funds we devote to any particular activity in excess of the minimum required capital expenditures may increase or decrease significantly depending on available opportunities, cash flows and development results, among others.

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

Contractual Obligations and Contingencies

         The following table lists our significant commitments at September 30, 2005:

                                                                       Payments Due By Period
                                             ---------------------------------------------------------------------------
                                                              Less than 1                                     After 5
Contractual obligations                          Total            year         1-3 years       4-5 years       years
                                             --------------- --------------- --------------- -------------- ------------
Capital Expenditure Commitment(1)               $27,350,000     $16,850,000     $10,500,000              -            -
Due to the Government of the Republic
  of Kazakhstan(2)(3)                           $ 5,994,200               -     $ 5,994,200              -            -
Due to Reservoir Consultants                    $   500,000     $   278,000     $   222,000              -            -
Liquidation Fund                                $   124,000               -               -              -     $124,000
Office Lease                                    $   165,010     $    82,505     $    82,505              -            -
                                                -----------     -----------     -----------      ---------     --------
    Total                                       $34,133,210     $17,210,505     $16,798,705              -     $124,000
                                                ===========     ===========     ===========      =========     ========
--------------------

(1) Under the terms of our contract with the ROK, we are required to spend a total of at least $27.4 million dollars in exploration, development and improvements within the ADE Block, as extended during the term of the license, including $16.8 million in the 2005 calendar year, $6 million in the 2006 calendar year and $4.5 million in the 2007 calendar year. If we fail to do so, we may be subject to the loss of our exploration license.
(2) In connection with our acquisition of the oil and gas contract covering the ADE Block, we are required to repay the ROK for historical costs incurred by it in undertaking geological and geophysical studies and infrastructure improvements. The repayment terms of this obligation will not be determined until such time as we apply for and are granted commercial production rights by the ROK. Under our contract, if we wish to commence commercial production, we must apply for such right prior to the expiration of our exploration and development rights in June 2007. We are legally entitled to receive commercial production rights and have the exclusive right to negotiate such with the ROK, and the ROK is required to conduct the negotiations under the Law of Petroleum in Kazakhstan. Although we can apply for commercial production rights at any time, we enjoy certain benefits under our contract that currently make it more economically advantageous for us to continue exploration and development activities at this time. We anticipate that we will apply for commercial production rights sometime during the first half of the 2007 calendar year. Should we decide not to pursue a commercial production contract, we can relinquish the ADE Block to the ROK in satisfaction of this obligation.
(3) As with the ADE Block, we will also be required to repay the ROK its historical costs for access to and use of geological and geophysical data gathered and infrastructure improvement previously made by the ROK within the Extended Territory. We are presently negotiating the amount and terms of this obligation with the ROK. This approximately $6 million obligation represents only our repayment obligation with respect to the ADE Block, and not the extended territory.

Off-Balance Sheet Financing Arrangements

         As of September 30, 2005, we had no off-balance sheet financing arrangements.

Recently Issued Accounting Pronouncements

         In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005. Management does not anticipate this statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

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

        During the quarter, in response to comments raised by the staff of the Securities and Exchange Commission, the Company commenced a review of the accounting related to an amount due to the Government of the Republic of Kazakhstan for historical costs incurred by the Government in the exploration and development of the Company's ADE Block oil fields. Based on the Company's internal review, and after consultation with the Audit Committee of the Company's Board of Directors and independent registered public accounting firm, on July 12, 2005, the Company concluded that its audited financial statements for the period from inception (May 6, 2003) through March 31, 2004, and the unaudited financial statements for the quarterly periods ended June 30, 2004, September 30, 2004 and December 31, 2004 required restating due to accounting errors in those periods relating to the Company's accounting for a liability due to the Government of the Republic of Kazakhstan.

         In light of our decision to restate the financial statements contained in our annual report for the year ended March 31, 2004 and the quarterly reports for the quarters ended June 30, 2004, September 30, 2004 and December 31, 2004, we carried out an evaluation in accordance with Exchange Act Rules 13a-15 and 15d-15 and under the supervision and with the participation of management, including our Certifying Officers, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Certifying Officers concluded that, due to restatement discussed above, our disclosure controls and procedures were not effective as of July 12, 2005. Following the discovery of this error in July 2005, we have implemented new policies requiring our internal accounting staff to receive ongoing training on accounting for oil and gas properties in accordance with generally accepted accounting principles in the United States to prevent recurrence of future errors of this nature and to strengthen our internal control process.

         There have been no other changes in our internal controls over financial reporting that occurred during the three month period ended September 30, 2005.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         In December 2003, a complaint was filed in the 15th Judicial Court in and for Palm Beach County, Florida, naming, among others, us, Georges Benarroch and Alexandre Agaian, current or former BMB directors, as defendants. The plaintiffs, Brian Savage, Thomas Sinclair and Sokol Holdings, Inc., alleged claims of breach of contract, unjust enrichment, breach of fiduciary duty, conversion and violation of a Florida trade secret statute in connection with a business plan for the development of the Aksaz, Dolinnoe and Emir oil and gas fields owned by Emir Oil, LLP. The parties have mutually agreed to dismiss this lawsuit without prejudice.

         In April 2005, Sokol Holdings, Inc., also filed a complaint in United States District Court, Southern District of New York alleging that BMB Munai, Inc., Boris Cherdabayev, Alexandre Agaian, Bakhytbek Baiseitov, Mirgali Kunayev and Georges Benarroch wrongfully induced Toleush Tolmakov to breach a contract under which Mr. Tolmakov had agreed to sell to Sokol 70% of his 90% interest in Emir Oil LLP.

         In October 2005, Sokol Holdings amended its complaint in the U.S. District Court in New York to add Brian Savage and Thomas Sinclair as plaintiffs and to add Credifinance Capital, Inc., and Credifinance Securities, Ltd., (collectively "Credifinance") as defendants in the matter. The amended complaint alleges tortious interference with contract, specific performance, breach of contract, unjust enrichment, breach of fiduciary duty by Georges Benarroch, Alexandre Agaian and Credifinance, conversion, breach of fiduciary duty by Boris Cherdabayev, Mirgali Kunayev and Bakhytbek Baisietov, misappropriation of trade secrets, tortuous interference with fiduciary duty by Mr. Agaian, Mr. Benarroch and Credifinance and aiding and abetting breach of fiduciary duty by Mr. Benarroch, Mr. Agaian and Credifinance in connection with a business plan for the development of the Aksaz, Dolinnoe and Emir oil and gas fields owned by Emir Oil, LLP. The plaintiffs have not named Toluesh Tolmakov as defendant in the action nor have the plaintiffs ever brought claims against Mr. Tolmakov to establish the existence or breach of any legally binding agreement between the plaintiffs and Mr. Tolmakov. The plaintiffs seek damages in an amount to be determined at trial, punitive damages, specific performance and such other relief as the Court finds just and reasonable.

         We have retained the law firm of Bracewell & Giuliani LLP in New York, New York to represent us in the lawsuit. We intend to move for dismissal of the amended complaint. The parties had a telephone conference with the magistrate judge hearing this matter on October 28, 2005. The magistrate judge scheduled the next conference for November 29, 2005.

         In the opinion of management, the resolution of this lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows.

         In November 2005, we learned that the Company has been added as a defendant in a lawsuit filed by Bank CenterCredit against Optima Systems, LLP, KazOvoshProm Company, LLP and Intexi LLP and a number of other parties. The lawsuit was filed in the Special Interregional Economic Court of Almaty, Kazakhstan. Under Kazakh law, it is illegal for a party to purchase stock of a bank with borrowed funds. The lawsuit alleges that Optima Systems, KazOvoshProm Company and Intexi illegally purchased shares of Bank CenterCredit in open market transactions in the Kazakhstan Stock Market from a number of parties, including BMB Munai, with borrowed funds.

         Bank CenterCredit has delivered a letter to us confirming that we have been joined in this matter to comply with the procedural requirements of Kazakh law. In the letter, the Bank acknowledges our Company acted as a party to the transaction as a good faith seller of shares of the Bank. The Bank further acknowledges that the case has no property or material nature as it relates to BMB Munai. The Bank also guarantees to reimburse us for any expenses we may incur in connection with the litigation.

         In the opinion of management and the Company's counsel in Kazakhstan, the resolution of this lawsuit will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

         Other than the foregoing, to the knowledge of management, there is no other material litigation or governmental agency proceeding pending or threatened against the Company or our management.

Item 2. Unregistered Sales of Equity Securities

         In October 2005, Aton Securities Inc. exercised warrants granted in July 2004 to purchase 309,454 common shares for $4 per share and warrants granted in April 2005 to purchase 60,000 common shares for $5 per share, for an aggregate purchase price of $1,537,816. The shares were issued without registration pursuant to Regulation S of the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Act of 1933. There was no underwriter involved in these transactions.

         On July 18, 2005 our Board of Directors approved stock option grants and restricted stock awards under our 2004 Stock Incentive Plan subject to acceptance of those grants by the parties to whom they were granted. The total number of options and restricted stock grants was 820,783 and 469,217, respectively. The options are exercisable at a price of $4.75, the closing price of the Company's common stock on the OTCBB on July 18, 2005. The options will expire five years from the grant date. Of the restricted stock grants, 389,217 vested immediately. The remaining shares will vest to the three individuals to whom they were granted in equal amounts upon the one year, two year and three year anniversaries of their employment with the Company. Among the parties receiving stock options and restricted stock grants were the following executive officers and directors:


                           Positions with                          Restricted
Name                        the Company        Options Granted    Stock Granted
---------------------   -------------------   -----------------  ---------------
Boris Cherdabayev         CEO and Director          410,256           189,744
Anuar Kulmagambetov             CFO                 232,632           107,368
Georges Benarroch             Director               68,421            31,579
Valery Tolkachev              Director               68,421            31,579
-------------------

         Of the eight people receiving grants, seven were non-U.S. persons. The options and restricted stock grants were made without registration under the Securities Act of 1933 in reliance upon exemptions from registration pursuant to Regulations S of the Securities Act Rules and Section 4(2) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

         On October 28, 2005, the Company held its annual meeting of stockholders. The total number of shares entitled to be voted at the meeting was 32,458,589. At the meeting the shareholders were asked to vote on the following matter:

         1) To elect three individuals as Class I Directors to our Board of Directors. The following individuals, each of whom was previously serving as a Director of the Company, were elected as Class I Directors to serve for a term of three years and until their respective successors shall be elected:

                                                  For                 Abstain
                                                  ---                 -------
                  Class I Directors:
                  Georges Benarroch            20,839,569                -0-
                  Troy Nilson                  20,839,569                -0-
                  Valery Tolkachev             20,839,569                -0-

         The terms of Mr. Stephen Smoot, a Class II Director, and Mr. Boris Cherdabayev, a Class III Director continued after the meeting.

         No other items were submitted to a vote of our shareholders at the meeting.

Item 5. Other Information

         On September 7, 2005, Mr. Bakhytbek Baisietov tendered his resignation as a director of the Company. Mr. Baisietov was not a member of any committee of the Board of Directors. Mr. Baisietov's resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices, rather his resignation was necessitated because of time commitments to the development of Bank CenterCredit, of which he is the Chairman of the Board, and commitments to social and political matters within Kazakhstan.

Item 6. Exhibits

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

                                    BMB MUNAI, INC.



Date: November 18, 2005               /s/ Boris Cherdabayev
                                    --------------------------------------------
                                    Boris Cherdabayev, Chief Executive Officer,
                                    President and Director



Date: November 18, 2005               /s/ Anuar Kulmagambetov,
                                    --------------------------------------------
                                    Anuar Kulmagambetov, Chief Financial Officer