Form 10QSB
period 2005-12-31
BMB MUNAI INC
filed 2006-02-13
CIK 924805

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
December 31, 2005                                                      000-28638


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

              202 Dostyk Ave, 4th Floor, Almaty, 050051, Kazakhstan
              -----------------------------------------------------
                    (Address of principal executive offices)

                                +7 (3272) 375-125
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: common stock, par value $0.001; 42,004,705 shares outstanding as of January 27, 2006.

Transitional small business disclosure format (check one). Yes [ ] No [X]

                                 BMB MUNAI, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

     Item 1.  Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets as of December 31, 2005 and
           March 31, 2005.................................................... 3

         Consolidated Statements of Operations for the Three
           Months Ended December 31, 2005 and 2004, for the Nine
           Months Ended December 31, 2005 and 2004, and the
           period from inception (May 6, 2003) to December 31, 2005.......... 4

         Consolidated Statements of Cash Flows for the Nine
           Months Ended December 31, 2005, the Nine Months Ended
           December 31, 2004, and the period from inception (May
           6, 2003) to December 31, 2005..................................... 5

         Notes to Consolidated Financial Statements.......................... 6

     Item 2.  Managements' Discussion and Analysis of Financial Condition
                  and Results of Operations..................................20

     Item 3.  Controls and Procedures........................................33

PART II -- OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................33

     Item 2.  Unregistered Sales of Equity Securities........................35

     Item 4.  Submission of Matters to a Vote of Security Holders............37

     Item 5.  Other Information..............................................37

     Item 6.  Exhibits.......................................................38

     Signatures..............................................................38

PART I - FINANCIAL INFORMATION

                  Item 1 - Unaudited Consolidated Financial Statements

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------

                                                                    Notes         December 31, 2005         March 31, 2005
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                       $  54,293,874           $    9,989,632
    Marketable securities                                                                 670,905                  788,921
    Trade accounts receivable                                                             800,584                  132,400
    Inventories                                                       3                 3,321,055                3,227,411
    Prepaid expenses and other assets, net                            4                 3,922,709                4,172,291
                                                                            ----------------------- -----------------------
       Total current assets                                                            63,009,127               18,310,655
                                                                            ----------------------- -----------------------

LONG TERM ASSETS
    Oil and gas properties, full cost method, net                     6                55,577,220              42,964,359
    Other fixed assets, net                                           7                   994,013                 683,459
    Intangible assets, net                                                                 56,102                  14,435
    Restricted cash                                                                       155,973                  60,973
                                                                            ----------------------- -----------------------
       Total long term assets                                                          56,783,308              43,723,226
                                                                            ----------------------- -----------------------

TOTAL ASSETS                                                                        $ 119,792,435           $  62,033,881
                                                                            ======================= =======================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                $   3,038,460           $   5,844,639
    Due to reservoir consultants                                                          278,000                 278,000
    Taxes payable                                                                         401,926                 333,063
    Due to Astana Fund                                                5                         -                 250,000
    Accrued liabilities and other payables                                                313,092                 291,969
                                                                            ----------------------- -----------------------
       Total current liabilities                                                        4,031,478               6,997,671
                                                                            ----------------------- -----------------------

LONG TERM LIABILITIES
    Due to reservoir consultants                                                          222,000                 222,000
    Liquidation fund                                                                      918,504                  60,973
    Deferred income tax liabilities                                                           343                     343
                                                                            ----------------------- -----------------------
       Total long term liabilities                                                      1,140,847                 283,316
                                                                            ----------------------- -----------------------

COMMITMENTS AND CONTINGENCIES                                        10                         -                       -

SHAREHOLDERS' EQUITY
    Share capital                                                     8                    42,005                  30,514
    Additional paid in capital                                        8               122,311,011              58,460,520
    Deficit accumulated during the development stage                                   (7,732,906)             (3,738,140)
                                                                            ----------------------- -----------------------
       Total shareholders' equity                                                     114,620,110              54,752,894
                                                                            ----------------------- -----------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 119,792,435           $  62,033,881
                                                                            ======================= =======================

See notes to the consolidated financial statements.

                                                                3

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Period from
                                                                                                                         inception
                                               Three                Three            Nine               Nine          (May 6, 2003)
                                            months ended         months ended    months ended       months ended          through
                                            December 31,         December 31,     December 31,      December 31,        December 31,
                                                2005                 2004            2005                2004               2005
                                             -----------         -----------      -----------        -----------        -----------
REVENUES                                     $ 2,058,792         $    55,904      $ 4,106,765        $   347,891        $ 5,080,411

EXPENSES
    Oil and gas operating                        242,582              83,933          509,289            168,181            913,915
    General and administrative                 1,497,515           1,239,050        7,379,267          2,634,332         12,221,986
    Depletion                                    145,078                   -          313,435                  -            380,887
    Amortization and depreciation                 35,316              21,917          100,122             49,103            171,331
                                             -----------         -----------      -----------        -----------        -----------
Total expenses                                 1,920,491           1,344,900        8,302,113          2,851,616         13,688,119
                                             -----------         -----------      -----------        -----------        -----------

INCOME/(LOSS) FROM OPERATIONS                    138,301          (1,288,996)      (4,195,348)        (2,503,725)        (8,607,708)

OTHER INCOME (EXPENSE)
    Realized gain on marketable securities             -                  46          181,688             58,944            386,123
    Unrealized gain / (loss) on marketable
      securities                                  62,729               4,666           55,190          (287,944)             50,830
    Foreign exchange gain / (loss), net           58,450             329,339         (65,686)            532,025            504,784
    Interest income / (expense), net              36,348             126,331           48,370            122,430           (17,838)
    Other income / (expense), net                (42,819)             (9,049)         (18,980)            (9,049)            33,230
                                             -----------         -----------      -----------        -----------        -----------
Total other income                               114,708             451,333          200,582            416,406            957,129
                                             -----------         -----------      -----------        -----------        -----------

INCOME/(LOSS) BEFORE INCOME TAXES                253,009            (837,663)      (3,994,766)        (2,087,319)        (7,650,579)

INCOME TAX EXPENSE                                     -              (6,750)               -             (6,750)              (343)
                                             -----------         -----------      -----------        -----------        -----------
INCOME/(LOSS) BEFORE MINORITY INTEREST           253,009            (844,413)      (3,994,766)        (2,094,069)        (7,650,922)
                                             -----------         -----------      -----------        -----------        -----------

MINORITY INTEREST                                      -                   -                -                  -            (81,984)
                                             -----------         -----------      -----------        -----------        -----------
NET INCOME/(LOSS)                            $   253,009         $  (844,413)     $(3,994,766)       $(2,094,069)       $(7,732,906)
                                             ===========         ===========      ===========        ===========        ===========


WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC                         33,426,080          28,513,761       32,676,428         25,128,792
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - DILUTED                       34,648,800                   -                -                  -
INCOME/(LOSS) PER COMMON SHARE (BASIC)          $ 0.0076           $ (0.0030)        $(0.1223)         $ (0.0833)
INCOME PER SHARE (DILUTED)                      $ 0.0073                   -                -                  -

See notes to the consolidated financial statements.

                                                                4

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                               Period from
                                                                         Nine months      Nine months           inception
                                                                            ended            ended            (May 6, 2003)
                                                                         December 31,     December 31,            through
                                                                Notes         2005            2004           December 31, 2005
                                                                -----    ------------     ------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $ (3,994,766)    $ (2,094,069)         $ (7,732,906)
Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation, depletion and amortization                                  413,557           49,103               552,218
    Provision for doubtful accounts                                                 -                -               129,051
    Deferred income tax expense                                                     -                -                   343
    Stock based compensation expense                              8         3,876,658                -             3,876,658
    Stock issued for services                                     8           172,682                -               172,682
    Unrealized gain / (loss) on marketable securities                          55,190         (287,944)               50,830
Changes in operating assets and liabilities
    Decrease / (increase) in marketable securities                             62,826        2,390,263              (721,735)
    Increase in trade accounts receivable                                    (668,184)               -             (800,584)
    Increase in inventories                                                   (93,644)      (3,169,371)           (3,321,055)
    Decrease / (increase) in prepaid expenses and other assets                249,582       (4,265,281)           (4,030,588)
    (Decrease) / increase in liabilities                                   (2,966,193)       1,495,595             4,242,485
    Restricted cash                                                           (95,000)         (40,057)             (155,973)
    Rent deposit                                                                    -           (2,500)              (21,172)
                                                                         ------------     ------------          ------------
Net cash used in operating activities                                      (2,987,292)      (5,924,261)           (7,759,746)
                                                                         ------------     ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in short term loan receivable                                        -         (370,987)                    -
    Acquisition of oil and gas properties                         6       (12,016,813)     (11,292,383)          (35,851,990)
    Acquisition of other fixed assets                             7          (445,607)        (775,016)           (1,246,622)
    Acquisition of intangible assets                                          (58,688)         (12,344)              (76,444)
                                                                         ------------     ------------          ------------
Net cash used in investing activities                                     (12,521,108)     (12,450,730)          (37,175,056)
                                                                         ------------     ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                     57,410,892       17,311,906            94,626,926
    Proceeds from short-term financing                                              -                -               500,000
    Repayment of short-term financing                                               -                -              (500,000)
    Proceeds from issuance of convertible debt                                      -                -             2,000,000
    Proceeds from exercise of common stock options and warrants             2,401,750                -             2,601,750
                                                                         ------------     ------------          ------------
Net cash provided by financing activities                                  59,812,642       17,311,906            99,228,676
                                                                         ------------     ------------          ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    44,304,242       (1,063,085)           54,293,874
CASH AND CASH EQUIVALENTS at beginning of period                            9,989,632        2,126,355                     -
                                                                         ------------     ------------          ------------
CASH AND CASH EQUIVALENTS at end of period                               $ 54,293,874     $  1,063,270          $ 54,293,874
                                                                         ============     ============          ============

Significant non cash transactions:
    Oil and gas properties liquidation fund                              $  $ 857,531     $   $ 60,973          $    918,504
    Conversion of debt into common stock                                            -                -          $  2,000,000
    Accrual of liabilities to Astana Fund                                           -                -          $    250,000
    Acquisition of 30% of Emir Oil LLP by issuance of
      3,500,000 shares of common stock                                              -     $ 19,075,000          $ 19,075,000


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

      On November 26, 2003, InterUnion executed an Agreement and Plan of Merger (the "Agreement") with BMB Holding, Inc ("BMB"), a private Delaware corporation, formed for the purpose of acquiring and developing oil and gas fields in the Republic of Kazakhstan. As a result of the merger, the shareholders of BMB obtained control of the Company. BMB was treated as the acquiror for accounting purposes. A new board of directors was elected that was comprised primarily of the former directors of BMB Holding, Inc.

      The Company's consolidated financial statements presented are a continuation of BMB, and not those of InterUnion Financial Corporation, and the capital structure of the Company is now different from that appearing in the historical financial statements of InterUnion Financial Corporation due to the effects of the recapitalization.

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

      All transactions of Emir Oil from the date of its purchase by BMB (June 7, 2003) through December 31, 2005 are reflected in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

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

      Foreign currency translation

      Transactions denominated in foreign currencies are reported at the rates of exchange prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the rates of exchange prevailing at the balance sheet dates. Any gains or losses arising from a change in exchange rates subsequent to the date of the transaction are included as an exchange gain or loss in the Consolidated Statements of Operations.

      Share-based compensation

      The Company accounts for options granted to non-employees at their fair value in accordance with FAS No. 123, Accounting for Stock-Based Compensation. Under FAS No. 123, share-based compensation is determined as the fair value of the equity instruments issued. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete. Stock options granted to the "selling agents" in the private equity placement transactions have been offset to the proceeds as a cost of capital. Stock options and stocks granted to other non-employees are recognized in the Consolidated Statements of Operations.

      The Company has a stock option plan as described in Note 8. Compensation expense for options and stocks granted to employees is determined based on their fair values at the time of grant, the cost of which is recognized in the Consolidated Statements of Operations over the vesting periods of the respective options.

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

      Recognition of revenue and cost

      Revenue and associated costs from the sale of oil are charged to the period when goods were shipped or when ownership title transferred. Produced but unsold products are recorded as inventory until sold. As of December 31, 2005 the production unit of the Company - Emir Oil had test production sales at Kazakhstan domestic market price, which is considerably lower than world market prices.

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

      Inventories of crude oil are recorded at the lower of cost or net realizable value. Cost comprises direct materials and, where applicable, direct labor costs and overhead, which has been incurred in bringing the inventories to their present location and condition. Cost is calculated using the weighted average method. Net realizable value represents the estimated selling price less all estimated costs to completion and costs to be incurred in marketing, selling and distribution.

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

      Depreciation of other fixed assets is calculated using the straight-line method based upon the following estimated useful lives:


         Buildings and improvements                    7-10 years
         Machinery and equipment                       6-10 years
         Vehicles                                       3-5 years
         Office equipment                               3-5 years
         Other                                          2-7 years

      Maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized.

      Other fixed assets of the Company are evaluated for impairment. If the sums of expected undiscounted cash flows are less than net book value, unamortized costs of other fixed assets will be reduced to a fair value.

      In accordance with SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", depreciation related to support equipment and facilities used in exploration and development activities in the amount of $112,613 was capitalized to oil and gas properties.

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

3.    INVENTORIES

      Inventories as of December 31, 2005 and March 31, 2005 were as follows:

                                      December 31, 2005       March 31, 2005
                                      -----------------       --------------
       Construction material              $ 3,150,024           $ 3,103,555
       Spare parts                             98,515                59,706
       Crude oil produced                       5,543                 7,735
       Other                                   66,973                56,415
                                          -----------           -----------
                                          $ 3,321,055           $ 3,227,411
                                          ===========           ===========

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.    PREPAID EXPENSES AND OTHER ASSETS, NET

      Prepaid expenses and other assets, net, as of December 31, 2005 and March 31, 2005 were as follows:

                                      December 31, 2005       March 31, 2005
                                      -----------------       --------------
       Advances for services              $ 2,048,436             $ 589,944
       VAT recoverable                      1,145,306             1,217,751
       Advances for material                  575,671             2,301,074
       Other                                  282,347               192,573
       Reserves against uncollectible
         advances and prepayments            (129,051)             (129,051)
                                          -----------           -----------
                                          $ 3,922,709           $ 4,172,291
                                         ============           ===========

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

6.    OIL AND GAS PROPERTIES, FULL COST METHOD, NET

      Oil and gas properties, full cost method, net, as of December 31, 2005 and March 31, 2005 were as follows:

                                      December 31, 2005       March 31, 2005
                                      -----------------       --------------
       Subsoil use rights                 $20,788,119           $20,788,119
       Cost of drilling wells              13,735,673             9,334,021
       Professional services received
        in exploration and development
        activities                          8,285,364             4,798,314
       Material and fuel used in
        exploration and development
        activities                          5,750,773             2,891,765
       Infrastructure development costs     1,404,817             1,231,391
       Geological and geophysical           1,026,140               653,571
       Other capitalized costs              4,967,221             3,334,630

       Accumulated depletion                (380,887)              (67,452)
                                          -----------           -----------
                                          $55,577,220           $42,964,359
                                          ===========           ===========

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.    OTHER FIXED ASSETS, NET

                                                   Machinery                       Office
                                Constructions    and equipment     Vehicles       equipment       Other          Total
                               ------------------------------ -------------- ---------------------------------------------
      Cost
      at April 1, 2005              $ 86,205       $234,200        $313,207       $128,983        $38,421     $  801,016
       Additions                      63,067        279,413           7,858         42,488         53,899        446,725
       Disposals                           -              -               -           (349)          (769)        (1,118)
                               ------------------------------ -------------- ---------------------------------------------
      at December 31, 2005           149,272        513,613         321,065        171,122         91,551      1,246,623
                               ------------------------------ -------------- ---------------------------------------------

      Accumulated depreciation
      at April 1, 2005                10,789         18,286          58,866         23,834          5,782        117,557
       Charge for the period           9,124         20,971          68,154         15,243         22,105        135,597
       Disposals                           -              -               -           (349)          (195)          (544)
                               ------------------------------ -------------- ---------------------------------------------
      at December 31, 2005            19,913         39,257         127,020         38,728         27,692        252,610
                               ------------------------------ -------------- ---------------------------------------------

      Net book value at
       March 31, 2005                 75,416        215,914         254,341        105,149         32,639        683,459
                               ============================== ============== =============================================

      Net book value at
        December 31, 2005           $129,359       $474,356        $194,045       $132,394        $63,859     $  994,013
                               ============================== ============== =============================================

      In accordance with FAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, depreciation related to support equipment and facilities used in exploration and development activities in amount of $ 112,613 was capitalized to oil and gas properties.

8.    SHARE AND ADDITIONAL PAID IN CAPITAL

      Common and preferred stock as of December 31, 2005 and March 31, 2005 are as follows:

                                           December 31, 2005      March 31, 2005
                                           -----------------      --------------
       Preferred stock, $0.001 par value
       Authorized                               20,000,000          20,000,000
       Issued and outstanding                            -                   -

       Common stock, $0.001 par value
       Authorized                              100,000,000         100,000,000
       Issued and outstanding                   42,004,705          30,513,761

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

      On December 23, 2005, the Company sold an aggregate of 9,166,667 common shares of the Company at $6.00 per share in a private placement offering. On December 29, 2005 the Company received $52,189,207 net of the agent fees and out of pocket expenses.

      Common stock sold in private placements as of December 31, 2005 is as follows:

                                     Number of                         Gross amount      Net amount
                                    shares sold        Share price        raised          received
                                    -----------        -----------        ------          --------
       First private placement          4,830,494     $ 2.15-$ 2.50    $ 11,113,562     $ 9,935,874
       Second private placement         4,584,340            $ 4.00      18,337,360      17,311,906
       Third private placement          3,101,000            $ 5.00      15,505,000      15,189,939
       Fourth private placement         9,166,667            $ 6.00      55,000,002      52,189,207
                                       ----------                      ------------    ------------
                                       21,682,501                      $ 99,955,924    $ 94,626,926
                                       ==========                      ============    ============

      The offerings were made only to accredited investors in the United States of America under Regulation D and pursuant to Regulation S to non-U.S. Persons.

      Share-Based Compensation

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

      Common Stock

      On July 18, 2005, the Company granted common shares to Company's directors and officers for past services rendered. The number of shares granted was 360,270. The shares were valued at $4.75 per share. This stock grant vested immediately. Compensation expense in the amount of $1,711,283 was recognized in the Consolidated Statements of Operations and Consolidated Balance Sheet.

      On July 18, 2005, the Company granted 90,000 restricted common shares to three Company employees. Each employee's stock grants vest in three equal tranches of 10,000 shares on the first, second and third anniversaries of their employment with the Company. The first 10,000 shares of stock grants were valued at $4.75 per share. The second 10,000 shares vested during the three months ended December 31, 2005 and were valued at $6.15 per share. We record the fluctuations in the fair value of certain unvested stock grants as a deferred compensation asset (reported as a reduction of shareholders' equity on the balance sheet). This asset is amortized upon vesting of related stock grants as non-cash compensation expense. Compensation expense for vested stock grants in the amount of $109,000 has been recognized in the Consolidated Statements of Operations and Consolidated Balance Sheet.

      On July 18, 2005, the Company also granted common shares to legal counsel, for the legal services rendered. The number of such stock grants has been set at 18,947 shares at the price of $4.75 per share. Stock grants vest immediately. Expense in the amount of $89,998 was recognized in the Consolidated Statements of Operations and Consolidated Balance Sheet.

      During the quarter ended September 30, 2005 the Company granted restricted common shares to the Company's former co-chief executive officer and president for services rendered. He was granted 70,526 shares. The shares were valued at $5.02 per share. The stock grants vested immediately. Compensation expense in the amount of $354,041 was recognized in the Consolidated Statements of Operations and Consolidated Balance Sheet.

      Stock Options

      On July 18, 2005, the Company granted stock options to Company's directors and officers for the past services rendered. These options grant the directors and officers the right to purchase up to 779,730 shares of the Company's common stock at an exercise price of $4.75 per share. The options expire five years from the date of grant. Granted options vest immediately. Compensation expense for options granted is determined based on their fair value at the time of grant, the cost of which in the amount of $1,569,223 was recognized in the Consolidated Statements of Operations.

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      On July 18, 2005, the Company granted options to legal counsel, for the legal services rendered. These options grant legal counsel the right to purchase up to 41,053 shares of the Company's common stock at an exercise price of $4.75 per share. The options expire five years from the date of grant. Granted options vest immediately. Expense for options granted is determined based on fair value of stocks at the time of grant, the cost of which, $82,684, is recognized in the Consolidated Statements of Operations.

      Stock options outstanding and exercisable as of December 31, 2005 are as follows:

                                                               Weighted Average
                                               Number               Exercise
                                             of Shares               Price
                                            -----------        ----------------
       As of March 31, 2005                    60,000               $ 4.00
          Granted                             820,783                 4.75
          Exercised                                 -                    -
          Expired                                   -                    -
                                              -------               ------
       As of December 31, 2005                880,783               $ 4.70
                                              =======               ======

      Additional information regarding outstanding options as of December 31, 2005 is as follows:

                                Options Outstanding                                   Options Exercisable
      ------------------------------------------------------------------------ -----------------------------------
                                                                 Weighted
                                                Weighted         Average                        Weighted Average
          Range of                              Average        Contractual                       Exercise Price
       Exercise Price         Options        Exercise Price    Life (years)       Options
      ------------------  -----------------  --------------- ----------------- ---------------- ------------------
       $ 4.00 - $ 4.75        880,783             $4.70            5.00           880,783            $4.70

      Warrants

      On April 12, 2005, the Company granted warrants to placement agents in connection with funds raised on the Company's behalf. These warrants grant the placement agents the right to purchase up to 110,100 shares of the Company's common stock at an exercise price of $5.00 per share. In October 2005, warrants to purchase 60,000 shares were exercised. These warrants have been offset to the proceeds as a cost of capital. These warrants expire on April 11, 2006.

      On December 31, 2005, the Company granted warrants to placement agents in connection with funds raised on the Company's behalf. These warrants grant the placement agents the right to purchase up to 916,667 shares of the Company's common stock at an exercise price of $6.00 per share. These warrants have been offset to the proceeds as a cost of capital. These warrants expire on June 30, 2007.

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Warrants outstanding and exercisable as of December 31, 2005 are as follows:

                                                                Weighted Average
                                              Number                Exercise
                                            of Shares                 Price
                                           -----------          ----------------

       As of March 31, 2005                 1,084,341                $ 3.18

          Granted                           1,026,767                  5.89
          Exercised                          (753,534)                 3.19
          Expired                             (98,970)                 2.50
                                           ----------                ------
       As of December 31, 2005              1,258,604                $ 5.44
                                           ==========                ======

      Additional information regarding warrants outstanding as of December 31, 2005 is as follows:

                               Warrants Outstanding                                  Warrants Exercisable
      ------------------------------------------------------------------------------------------------------------
                                                                 Weighted
                                                Weighted         Average
          Range of                              Average        Contractual                         Weighted Average
       Exercise Price         Warrants       Exercise Price    Life (years)       Warrants          Exercise Price
      ------------------  -----------------  --------------- ---------------------------------- ------------------
       $ 3.50 - $ 6.00       1,258,604           $5.44             1.89           1,258,604              $5.44

9.    RELATED PARTY TRANSACTIONS

      The Company leases ground fuel tanks and other oil fuel storage facilities and warehouses from Term Oil LLC. The lease expenses for the three months ended December 31, 2005, totaled to $109,913. One of our shareholders is an owner of Term Oil LLC.

      During the three months ended September 30, 2005, the Company also retained the services of several companies. Expenses for those services rendered during the three months ended December 31, 2005, totaled to $24,015. The suppliers which rendered services are affiliated with shareholders of the Company.

10.   COMMITMENTS AND CONTINGENCIES

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

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Capital Commitments

      Under the terms of its subsurface exploration contract, Emir Oil LLP is required to spend a total of $32 million in exploration and development activities on the ADE Block. To retain its rights under the contract, the Company must spend a minimum of $6 million in 2006 and $4.5 million in 2007. We must also comply with the terms of the work program associated with the contract, which includes the drilling of at least six additional new wells by July 9, 2007. The failure to make these minimum capital expenditures or to comply with the terms of the work program could result in the loss of the subsurface exploration contract.

      Litigation

      In December 2003, a lawsuit was filed in Florida naming the Company as one of the defendants. The claim of breach of contract, unjust enrichment, breach of fiduciary duty, conversion and violation of a Florida trade secret statute in connection with a business plan for the development Aksaz, Dolinnoe and Emir oil and gas fields owned by Emir Oil LLP. The plaintiffs seek unspecified compensatory and exemplary damages. The parties have mutually agreed to dismiss this lawsuit without prejudice.

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

      Bank CenterCredit has delivered a letter to the Company confirming that its has been joined in this matter to comply with the procedural requirements of Kazakh law. In the letter, the Bank acknowledges that the Company acted as a party to the transaction as a good faith seller of shares of the Bank. The Bank further acknowledges that the case has no property or material nature as it relates to BMB Munai. The Bank also guarantees to reimburse the Company for any expenses it may incur in connection with the litigation.

      In the opinion of management and the Company's counsel in Kazakhstan, the resolution of this lawsuit will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

11.   FINANCIAL INSTRUMENTS

      As of December 31, 2005 and March 31, 2005 marketable securities of $670,905 and $788,921, respectively, are held in short term repurchase agreements for securities issued by Kazakhstan banks and Kazakhstan financial institutions. As of December 31, 2005 and March 31, 2005 cash and cash equivalents include deposits in Kazakhstan banks in the amount $1,268,381 and $9,090,276, respectively. As of December 31, 2005 and March 31, 2005 the Company made advance payments to Kazakhstan companies and government bodies in the amount $3,793,658 and $4,301,342, respectively. As of December 31, 2005 and March 31, 2005 trade accounts receivable of $800,584 and $132,400, respectively, are with the Kazakhstan companies. Restricted cash reflected in the long-term assets consists of $155,973 deposited in a Kazakhstan bank and restricted to meet possible environmental obligations according to the regulations of Kazakhstan. Furthermore, the primary asset of the Company is Emir Oil LLP; an entity formed under the laws of the Republic Kazakhstan.

12.   SUBSEQUENT EVENTS

      Subsequent to the quarter ended December 31, 2005, the Company entered into a separation agreement with an employee of the Company where the Company agreed, among other conditions, to issue to the employee 50,000 restricted common shares of the Company; and grant to the employee an option to purchase up to 100,000 shares of the Company's restricted common stock at $7.40 per share expiring five years from the date of grant.

      Subsequent to the quarter ended December 31, 2005, a placement agent exercised stock warrants for 83,980 shares at the exercise price of $4.

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

Overview

         BMB Munai, Inc. is an independent oil and natural gas company engaged in the exploration, development, acquisition and production of crude oil and natural gas properties in the Republic of Kazakhstan (sometimes also referred to herein as the "ROK" or "Kazakhstan"). We hold a contract that allows us to explore and develop approximately 460 square kilometers in western Kazakhstan. Our contract grants us the right to explore and develop the Aksaz, Dolinnoe and Emir oil and gas fields, referred to herein as "the ADE Block" as well as an area adjacent to the ADE Block referred to herein as "the Extended Territory." The ADE Block and Extended Territory are collectively referred to herein as "our properties."

         We are currently in the development stage. We generate revenue, income and cash flow by marketing crude oil from our oil and natural gas properties produced during test production. We make significant capital expenditures in our exploration and development activities that we anticipate will allow us to increase and improve our ability to generate revenue. Our drilling strategy is focused toward enhancing cash flows and increasing proved developed reserves by drilling developmental wells within a proximity of existing wells, which we believe decreases our likelihood of drilling a dry hole, while at the same time increasing our current production and cash flow. As our cash flow and proved developed reserves grow, we will begin drilling exploratory wells to find new reservoirs or extend known reservoirs. We believe this strategy will result in growth of proved developed reserves, production and financial strength.

Industry and Economic Factors

         We are a development stage company and have not yet generated significant production or revenues from the development of our properties. To date, we have relied primarily on funds raised through the sell of our equity securities to fund operations. We currently use more cash in operations than we generate. We believe, however, that we have now raised sufficient capital to fund exploration and development of our properties to a point where the revenue derived from our properties will be sufficient to meet our future operating needs.

         In managing our business, we must deal with many factors inherent in our industry. First and foremost is the fluctuation of oil and gas prices. Historically, oil and gas markets have been cyclical and volatile, with future price movements that are difficult to predict. While our revenues are a function of both production and prices, wide swings in commodity prices will likely have the greatest impact on our results of operations. We have no way to predict those prices or to control them without losing some advantage of the upside potential. The oil and gas industry has continued to experience high commodity prices in 2005 and 2006, which has positively impacted the entire industry as well as our Company.

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

Recent Developments

         During our third fiscal quarter 2006 we continued testing and development works on Dolinnoe-1, Dolinnoe- 2, Dolinnoe- 3, Emir -1, Aksaz -1 and Aksaz -4 wells.

         We performed mini formation fracturing by hydrochloric acid at the Dolinnoe-2 well during the quarter. In January 2006 we undertook perforating works to join certain oil bearing horizons within the well.

         While testing various intervals of the Dolinnoe-3 well, we determined that the current interval from which solid production rates occurred is 24 meters , but only 17 meters were perforated. After perforation of the 17meters a blowout occurred and we could not run in hole with the pipe. As a result we killed the well by squeezing mud into the formation to avoid an open flush. While cleaning out the bottomhole zone, barite and carbomix contained in the drilling mud had settled at the hole bottom due to high formation temperature. This sediment caused the oil well tubing to become stuck. Mud cuttings samples indicated that carbomix accounted for approximately 30% of the mud cuttings. We conducted acid treatment for dissolution of the settlements. Subsequent walking up and down operations were successful and we have been successful at cleaning out the bottomhole zone. After perforation we will lower tubing and start testing again in order to determine the proper rate. In the course of continued testing and development works on the Dolinnoe-3 well we will also continue to undertake a complex of geophysical studies aimed at identifying additional productive intervals.

         During our third fiscal quarter, we also continued testing and development operations at the Emir -1 well. Based on logging, four prospective objects were identified and perforated and all 4 objects were tested. This well is awaiting a service rig to perform workover.

         During our third fiscal quarter we performed well logging in the Aksaz-4 well to determine the source of annular water flow. Based on geophysical data there was water inflow from the 4,313 to 4,315 intervals through perforation due to poor cement bonding. As we did not expect water formation in these intervals, we are currently analyzing the water formation, including the isolation of the water-bearing horizon, installation of a cement plug, performing services on determination of bottom hole and undertaking perforation works.

         During our third fiscal quarter we completed construction of drilling sites and approach roads to the Kariman - 1 and Dolinnoe - 6 wells. During the period we also paved 800 meters of delivery line to the Aksaz group unit.

         In December 2005 the Government assigned our Company an export quota as a result of our previous application. We intend to continue to apply for export quotas in the future. The export quota we were granted allows us to export up to 29,200 barrels of oil during January 2006, to the world markets and to realize world market prices on those barrels of oil. As the world market price is currently considerably higher than the domestic market price, we anticipate this will result in us realizing greater revenue per barrel of oil for these barrels of oil as compared to the oil we sell in the Kazakhstan domestic market.

Outlook

         During the third fiscal quarter of 2006 we raised an additional $52,189,207 through a private placement of our common stock to qualified institutional buyers in the United States and to non-U.S. persons. These funds will be used to continue our exploration and development activities. During the 2006 calendar year, we plan to drill a total of four exploratory and developmental wells in the Extended Territory. We are also planning to drill an additional four developmental wells in the Dolinnoe oilfield of the ADE Block. Development activities under our present business plan also include re-processing and reinterpretation of seismic data and development of the oilfield by constructing additional electric lines and oil collection units, test and research operations at the Extended Territory.

         Additionally during the 2006 calendar year we plan to conduct horizontal and directional drilling at two of our existing wells to increase rate of production and revenue.

         During the next calendar year, we also will continue workover and research operations on the existing six wells in the ADE Block.

         Our outlook as described above is subject to change based upon factors that include, but are not limited to, drilling results, availability of drilling rigs, commodity prices, access to capital and other factors referred to in "Forward Looking Statements."

         We have and will continue to seek to increase our proven reserves through continued exploration and development of our properties, as well as the acquisition of other properties with exploration and production potential.

         For us to operate profitability and grow in the future we need to significantly increase production. Our revenue, profitability and future growth depend substantially on factors beyond our control, such as economic, political and potential regulatory and competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, results of operations, the quantities of oil and natural gas reserves that we can economically produce, the markets into which we can sell our oil and our access to additional capital. In a worst case scenario, future drilling operations could be largely unsuccessful, oil and gas prices could sharply decline, we could fail to gain access to the world oil markets and/or other factors beyond our control could cause us to modify or substantially curtail our exploration and development plans, which could negatively impact our earnings, cash flow and most likely the trading price of our securities.

Results of Operations

         Three months ended December 31, 2005, compared to the three months ended December 31, 2004

Revenue and Production

         The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the three months ended December 31, 2005 and the three months ended December 31, 2004.

                                                                                          Three months ended
                                                                                           December 31, 2005
                                                                                       to the three months ended
                                                                                           December 31, 2004
                                                                                     -------------------------------
                                              For the three         For the three          $                %
                                              months ended          months ended       Increase          Increase
                                            December 31, 2005     December 31, 2004   (Decrease)        (Decrease)
                                            ------------------    ------------------ --------------    -------------
Production volumes:
  Natural gas (Mcf)                                         -                     -              -                -
  Natural gas liquids (Bbls)                                -                     -              -                -
  Oil and condensate (Bbls)                            92,342                14,426         77,916             540%
  Barrels of Oil equivalent (BOE)                           -                     -              -                -

Average Sales Price
  Natural gas ($ per Mcf)                                   -                     -              -                -
  Natural gas liquids ($ per Bbl)                           -                     -              -                -


  Oil and condensate ($ per Bbl)                      $ 22.08               $ 13.67         $ 8.41              62%
  Barrels of Oil equivalent
    ($ per BOE)                                             -                     -              -                -

Operating Revenue:
Natural gas                                                 -                     -              -                -
Natural gas liquids                                         -                     -              -                -
Oil and condensate                                $ 2,058,792              $ 55,904    $ 2,002,888           3,583%
Gain on hedging and derivatives(1)                          -                     -              -                -
                                            ------------------    ------------------ --------------    -------------

(1) We did not engage in hedging transactions, including derivatives during the three months ended December 31, 2005, or the three months ended December 31, 2004.

         Revenues. We generate revenue under our contract from the sale of oil and natural gas recovered during test production. During the three months ended December 31, 2005 and 2004, 100% of our revenue was generated from the sale of crude oil. During the three months ended December 31, 2005 we realized revenue from oil sales of $2,058,792 compared to $55,904 during the three months ended December 31, 2004. This increase in revenues is primarily the result of several factors. During the three months ended December 31, 2005, the number of producing wells had doubled from three to six compared to the three months ended December 31, 2004. Moreover, one of the new wells, Dolinnoe-3, constituted about 76% of total production during the three months ended December 31, 2005, which resulted in an average monthly production rate increase of 274% compared to the average monthly production rate of wells during the three months ended December 31, 2004. Additionally oil sale prices were approximately 62% higher during the three months ended December 31, 2005 compared to three months ended December 31, 2004. We anticipate production will continue to increase in the upcoming fiscal quarters as a result of the drilling of new wells. Also, during the third quarter 2005 we were granted an export quota to export and sell up to 29,200 barrels of oil. We anticipate this will lead to an increase in revenue from oil sales in January 2006 because the price per barrel of oil in the world markets is higher than the price per barrel of oil in domestic market in Kazakhstan, where we have been selling our oil.

Costs and Operating Expenses

         The following table presents details of our expenses for the three months ended December 31, 2005 and 2004:

                                             For the three months ended         For the three months ended
                                                 December 31, 2005                   December 31, 2004
                                             --------------------------         --------------------------
Expenses:
   Oil and gas operating(1)                        $   242,582                        $    83,933
   General and administrative                        1,497,515                          1,239,050
   Depletion                                           145,078                                  -
   Amortization and depreciation                        35,316                             21,917
                                                   -----------                        -----------
Total                                              $ 1,920,491                        $ 1,344,900
                                                   ===========                        ===========
Expenses ($ per BOE):
   Oil and gas operating(1)                               2.60                              20.52
   Depreciation, depletion and
      amortization(2)                                     1.94                               5.36

(1) Includes transportation cost, production cost and ad valorem taxes.
(2) Represents depreciation, depletion and amortization of oil and gas properties only.

         Oil and Gas Operating Expenses. During the three months ended December 31, 2005 we incurred $242,582 in oil and gas operating expenses compared to $83,933 during the three months ended December 31, 2004. Oil and gas operating expenses increased due to increased production. During the third fiscal quarter 2006 production volume increased by 77,916 barrels or 540% compared to the three months ended December 31, 2004. Such increase led to hiring more production and maintenance personnel which resulted in payroll increases of 238% during the third quarter 2006 compared to the third quarter 2005. We also incurred transportation expenses of $155,966 during the three months ended December 31, 2005 compared to $59,563 during the three months ended December 31, 2004. Transportation expenses during the three months ended December 31, 2005 increased by 162% as a direct result of significant increase in production during the three months ended December 31, 2005 compared to the three months ended December 31, 2004. We transport oil from our fields to the storage facility we use. As a result of the increased production, we rented more oil tank trucks, used more gasoline, enlarged the tank field and incurred more overhead expenses. We expect oil and gas operating expense continue to increase in the upcoming fiscal quarter as revenue continues to increase.

         General and Administrative Expenses. General and administrative expenses during the three months ended December 31, 2005 were $1,497,515 compared to $1,239,050 during the three months ended December 31, 2004. This represents a 21% increase in general and administrative expenses. This increase is attributable to a 92% increase in payroll and other compensation to employees. This increase is largely the result of hiring personnel to operate our business, as well as travel expenses. While we anticipate general and administrative expenses will continue to increase, we expect increases in revenue to outpace increases in general and administrative expenses in upcoming quarters.

         Gain from Operations. During the three months ended December 31, 2005 we realized income from operations of $138,301 compared to a loss from operations of $1,288,996 during the three months ended December 31, 2004. As described above, this change from a loss to net income is directly attributable to the 3,583% increase in revenue we realized during the three months ended December 31, 2005 compared to the comparable period 2004.

         Other Income. During the three months ended December 31, 2005 we realized total other income of $114,708 compared to total other income of $451,333 for the three months ended December 31, 2004. This decrease in other income is largely attributable to a decrease in foreign exchange gain in the amount of $270,889 resulting from fluctuations in foreign currency rates against the U.S dollars and decrease in our interest income in the amount of $89,983. This decrease was partially offset by an increase in unrealized gain on marketable securities of $58,063.

         Net Income/Loss. During the three months ended December 31, 2005 we realized a net income of $253,009 compared to a net loss of $844,413 for the three months ended December 31, 2004. As stated above, this change from a net loss to net income is the direct result of a 3,583% increase in revenue, as we produced sufficient oil and gas to offset our expenses during the three months ended December 31, 2005.

         Nine months ended December 31, 2005, compared to the nine months ended December 31, 2004

Revenue and Production

         The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the nine months ended December 31, 2005 and the nine months ended December 31, 2004.

                                                                                           Nine months ended
                                                                                           December 31, 2005
                                                                                        to the nine months ended
                                                                                           December 31, 2004
                                              For the nine          For the nine     -------------------------------
                                              Months ended          months ended           $                %
                                            December 31, 2005     December 31, 2004    Increase          Increase
                                            ------------------    ------------------ --------------    -------------
Production volumes:
  Natural gas (Mcf)                                         -                     -              -                -
  Natural gas liquids (Bbls)                                -                     -              -                -
  Oil and condensate (Bbls)                           204,163                41,783        162,380             389%
  Barrels of Oil equivalent (BOE)                           -                     -              -                -

Average Sales Price
  Natural gas ($ per Mcf)                                   -                     -              -                -
  Natural gas liquids ($ per Bbl)                           -                     -              -                -
  Oil and condensate ($ per Bbl)                      $ 21.31               $ 13.33         $ 7.98              60%
  Barrels of Oil equivalent
    ($ per BOE)                                             -                     -              -                -

Operating Revenue:
Natural gas                                                 -                     -              -                -
Natural gas liquids                                         -                     -              -                -
Oil and condensate                                $ 4,106,765             $ 347,891    $ 3,758,874           1,080%
Gain on hedging and derivatives(1)                          -                     -              -                -
                                            ------------------    ------------------ --------------    -------------

(1) We did not engage in hedging transactions, including derivatives during the nine months ended December 31, 2005, or the nine months ended December 31, 2004.

         Revenues. During the nine months ended December 31, 2005 we realized revenue from oil and gas sales of $4,106,765 compared to $347,891 during the nine months ended December 31, 2004. Our revenue for the nine months ended December 31, 2005 increased by 1,080% compared to the revenue for the nine months ended December 31, 2004. This increase in revenues is primarily the result of two factors. First, we performed works related to the perforation of a productive stratum which led to a significant flow of oil and gas at Dolinnoe-3 well. As a result during the nine months ended December 31, 2005 oil production increased by about 389% comparing to total production during the nine months ended December 31, 2004. Second, oil prices in the domestic market in Kazakhstan increased 60% during the nine months ended December 31, 2005 compared to nine months ended December 31, 2004. We anticipate production will continue to increase in upcoming quarters. Also, during the third fiscal quarter 2005 we were granted an export quota from the Government that allows us to export up to 29,200 barrels of oil during January 2006. We anticipate this will lead to an revenue from oil sales during our fourth fiscal quarter of 2006 because the world market price of oil is considerably higher than the domestic market price in Kazakhstan.

Costs and Operating Expenses

         The following table presents details of our expenses for the nine months ended December 31, 2005 and 2004:

                                             For the nine months ended           For the nine months ended
                                                 December 31, 2005                   December 31, 2004
                                             -------------------------           -------------------------
Expenses:
   Oil and gas operating(1)                       $   509,289                        $   168,181
   General and administrative                       7,379,267                          2,634,332
   Depletion                                          313,435                                  -
   Amortization and depreciation                      100,122                             49,103
                                                  -----------                        ===========
Total                                             $ 8,302,113                        $ 2,851,616
                                                  ===========                        ===========
Expenses ($ per BOE):
   Oil and gas operating(1)                              2.64                               6.45
   Depreciation, depletion and
     amortization(2)                                     2.15                               1.88

(1) Includes transportation cost, production cost and ad valorem taxes.
(2) Represents depreciation, depletion and amortization of oil and gas properties only.

         Oil and Gas Operating Expenses. During the nine months ended December 31, 2005, we incurred $509,289 in oil and gas operating expenses compared to $168,181 during the nine months ended December 31, 2004. Oil and gas operating expenses increased due to increased production. During the nine months ended December 31, 2005 production volume increased by 162,380 barrels or 389% compared to the nine months ended December 31, 2004. Such increase led to hiring more production and maintenance personnel and a corresponding payroll increase during the nine months ended December 31, 2005 of 250% compared to the nine months ended December 31, 2004. Increased production also led to an increase in the royalty paid to the Government of 216% during the nine months ended December 31, 2005 compared to nine months ended December 31, 2004. As discussed above, another result of increased production was a $250,231 or 303% increase in transportation expenses during the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004. We expect oil and gas operating expense continue to increase in the upcoming fiscal quarter as revenue continues to increase.

         General and Administrative Expenses. General and administrative expenses during the nine months ended December 31, 2005 were $7,379,267 compared to $2,634,332 during the nine months ended December 31, 2004. This represents a 180% increase in general and administrative expenses. This significant increase is attributable to a 481% increase in payroll and other compensation and a 46% increase in professional services fees. During our second fiscal quarter 2006 we granted restricted stock and stock options to directors, officers and key employees of the Company. Fair value of stock and stock options was recognized in our consolidated financial statements as compensation expense. The total amount of compensation expense recognized as a result of the stock and option grants was $4,049,340. Additionally during the nine months ended December 31, 2005 we hired more administrative personnel to operate our business, using services of technicians, engineers, accountants and lawyers, as well as incurring other general corporate expenses. We do not expect general and administrative expenses to increase at such a significant rate in the upcoming periods. We anticipate increases in revenue will outpace the increase in general and administrative expenses in upcoming quarters.

         Loss from Operations. During the nine months ended December 31, 2005 we realized a loss from operations of $4,195,348 compared to a loss from operations of $2,503,725 during the nine months ended December 31, 2004. We realized a 1,080% increase in revenue during the nine months ended December 31, 2005 compared to the comparable period 2004. This increase was offset by a 106% increase in oil and gas operating expenses and a 180% increase in general and administrative expenses, which resulted in a 68% increase in loss from operations during the period ended December 31, 2005 compared to the period ended December 31, 2004. Until such time as expenses exceed revenue from oil and gas sales we will continue to generate operating losses. At this time, we believe current production rates and current oil prices are such that we are now able to generate sufficient revenue from oil sales to offset our expenses. If, however, current production levels or oil prices were to decrease, we may be unable to offset all of our operating expenses with revenue from production and could experience additional losses from operations.

         Other Income. During the nine months ended December 31, 2005 we realized total other income of $200,582 compared to total other income of $416,406 for the nine months ended December 31, 2004. This decrease in other income is largely attributable to decrease in foreign exchange gain in the amount of $597,711 resulting from fluctuations in foreign currency rates against the U.S. dollar and a decrease in interest income of $74,060 that was partially offset by the net increase in realized and unrealized gains and losses on marketable securities of $465,878.

         Net Loss. During the nine months ended December 31, 2005 we realized a net loss of $3,994,766 compared to a net loss of $2,094,069 for the nine months ended December 31, 2004. Notwithstanding the significant increase in revenue resulting from increased oil and gas production during the period ended December 31, 2005 net loss increased significantly. This significant increase in net loss is largely attributable to 180% increase in general and administrative expenses.

During the nine months ended December 31, 2005 our general and administrative expenses increased by $4,744,935 compared to the nine months ended December 31, 2004. While expenses have risen significantly in past quarters, we do not expect such significant expense increases in upcoming quarters. We also anticipate that we will continue to realize significant increases in revenue as our production levels continue to increase. Based on these expectations, we anticipate that we will begin to realize net income in upcoming fiscal quarters.

Liquidity and Capital Resources

         Funding for our activities has historically been provided by funds raised through the sale of our common stock. From inception on May 6, 2003 through December 31, 2005, we have raised $99,955,924 ($96,626,926 net) through the sale of our common stock and proceeds from the issuance of convertible debt. As of December 31, 2005, we had cash and cash equivalents of $54,293,874. We anticipate our capital resources in the upcoming quarters will consist primarily of revenue from the sale of oil and gas recovered during the production.

         Our need for capital, in addition to funding our ongoing operations, is primarily related to the exploration and development of our properties as required under our contract, and the potential acquisition of additional oil and gas properties. For the period from inception on May 6, 2003 through December 31, 2005, we have incurred capital expenditures of $55,577,220 for exploration, development and acquisition activities including $19,075,000 non-cash transaction for acquisition of the remaining 30% interest of its minority interest partner in Emir Oil LLP in exchange for 3,500,000 shares of restricted Company common stock, $112,613 for capitalized depreciation related to support equipment and facilities used in exploration and development activities and $918,504 non-cash transactions for accrual of asset retirement obligation.

Cash Flows

         During the nine months ended December 31, 2005 cash was primarily used to fund exploration and development expenditures. During the nine months ended December 31, 2005 we had a net increase in cash and cash equivalents of $44,304,242 as a result of the last private placement in December 2005 where we raised $52,189,207 ,net of offering expenses, through the sale of our common stock. See below for additional discussion and analysis of cash flow.

                                             Nine months ended    Nine months ended
                                             December 31, 2005    December 31, 2004
                                             -----------------    -----------------
Net cash used in operating activities          $  (2,987,292)       $  (5,924,261)
Net cash used in investing activities          $ (12,521,108)       $ (12,450,730)
Net cash provided by financing activities      $  59,812,642        $  17,311,906
                                               -------------        -------------
NET INCREASE / (DECREASE) IN CASH AND
 CASH EQUIVALENTS                              $  44,304,242        $  (1,063,085)
                                               =============        =============

         We continually evaluate our capital needs and compare them to our capital resources. Our budgeted capital expenditures for the upcoming fiscal year are about $60 million to $70 million for exploration, development, production and acquisitions. We believe our export quota and favorable world market prices will let allow to generate sufficient oil and gas revenues to finance the gap of $10 million to $20 million required for our planned exploration, development, production and acquisitions. Through the nine months ended December 31, 2005, we have spent $12 million in exploration, development and production. We have funded these expenditures primarily from cash on hand and oil sales revenue. We anticipate significant increase of our revenue during the upcoming quarter. As discussed herein, in December 2005 we were granted an export quota which would allow us to sell up to 29,200 barrels of crude oil during January 2006 in the world markets and will allow us to realize world market price which is considerable higher than the domestic market price in Kazakhstan.

         The minimum level of capital expenditures on our properties is dictated by the contract and the work program set forth in the contract. The amount of funds we devote to any particular activity in excess of the minimum required capital expenditures may increase or decrease significantly depending on available opportunities, cash flows and development results, among others.

         We were successful in obtaining additional funding and we plan to develop existing wells and infrastructure, construct new wells and increase our oil reserves which will let us generate more revenue to finance our further operations.

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

Contractual Obligations and Contingencies

         The following table lists our significant commitments at December 31, 2005:

                                                                       Payments Due By Period
                                                 ----------------------------------------------------------------------
Contractual obligations                                          Less than 1                                  After 5
                                                    Total            year        1-3 years      4-5 years      years
                                                 -----------     ----------     -----------    -----------   ----------
Capital Expenditure
  Commitment(1)                                  $10,500,000     $6,000,000     $ 4,500,000              -            -
Due to the Government of
   the Republic of Kazakhstan(2)(3)              $ 5,994,200              -     $ 5,994,200              -            -
Due to Reservoir Consultants                     $   500,000     $  278,000     $   222,000              -            -
Liquidation Fund                                 $   918,504              -     $   918,504              -            -
Office Lease                                     $    89,380     $   82,505     $     6,875              -
                                                 -----------     ----------     -----------    -----------   ----------
    Total                                        $18,002,084     $6,360,505     $11,641,579              -            -
                                                 ===========     ==========     ===========    ===========   ==========

         (1) Under the terms of our contract with the ROK, we are required to spend a total of at least $10.5 million dollars in exploration, development and improvements within the ADE Block, as extended during the term of the license, including $6 million in the 2006 calendar year and $4.5 million in the 2007 calendar year. Under the terms of the work program associated with the contract, we are required to drill a total of six additional new wells by July 9, 2007. If we fail to comply with the terms of the contract or the work program, we may be subject to the loss of our exploration license.
         (2) In connection with our acquisition of the oil and gas contract covering the ADE Block, we are required to repay the ROK for historical costs incurred by it in undertaking geological and geophysical studies and infrastructure improvements. The repayment terms of this obligation will not be determined until such time as we apply for and are granted commercial production rights by the ROK. Under our contract, if we wish to commence commercial production, we must apply for such right prior to the expiration of our exploration and development rights in July 2007. We are legally entitled to receive commercial production rights and have the exclusive right to negotiate such with the ROK, and the ROK is required to conduct the negotiations under the Law of Petroleum in Kazakhstan. Although we can apply for commercial production rights at any time, we enjoy certain benefits under our contract that currently make it more economically advantageous for us to continue exploration and development activities at this time. We anticipate that we will apply for commercial production rights sometime during the first half of the 2007 calendar year. Should we decide not to pursue a commercial production contract, we can relinquish the ADE Block to the ROK in satisfaction of this obligation.
         (3) As with the ADE Block, we will also be required to repay the ROK its historical costs for access to and use of geological and geophysical data gathered and infrastructure improvement previously made by the ROK within the Extended Territory. We are presently negotiating the amount and terms of this obligation with the ROK. This approximately $6 million obligation represents only our repayment obligation with respect to the ADE Block, and not the extended territory.

Off-Balance Sheet Financing Arrangements

         As of December 31, 2005, we had no off-balance sheet financing arrangements.

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

Item 3. Controls and Procedures

         Our principal executive officers and our principal financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by it in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officers have also indicated that there were no significant changes in our internal controls over financial reporting or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no significant deficiencies and material weaknesses.

         Management, including our Certifying Officers, do not expect that our disclosure controls or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

         We have retained the law firm of Bracewell & Giuliani LLP in New York, New York to represent us in the lawsuit. We have moved for dismissal of the amended complaint or for a stay pending arbitration in Kazakhstan. The parties have had several telephone conferences with the magistrate judge hearing this matter.

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

Item 2. Unregistered Sales of Equity Securities

         In October 2005, Aton Securities Inc. exercised warrants granted in July 2004 to purchase 309,454 common shares for $4 per share and warrants granted in April 2005 to purchase 60,000 common shares for $5 per share, for an aggregate purchase price of $1,537,816. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933. There was no underwriter involved in these transactions.

         On December 23, 2005, the Company completed a private placement of its common shares to U.S. Qualified Institutional Buyers and non-U.S. investors for $50,000,000. Additionally, the private placement included a 10% over allotment option to the placement agent, Aton Securities, Inc., which was fully subscribed for.

         The Company received subscriptions for the following:

Date of Sale         Number of Shares    Price per Share  Exemption Relied Upon
------------         ----------------    ---------------  ---------------------

December 23, 2005         8,174,667              $6.00  Regulation S
December 23, 2005           992,000              $6.00  Regulation D

         Total proceeds from the private placement were $55,000,002. From the total proceeds, the Company paid the placement agent a cash fee totaling 5% of the total proceeds raised, or $2,750,000. The Company is required to reimburse the placement agent for expenses incurred up to $50,000. The Company also issued warrants to the placement agent to purchase restricted common stock of the

Company equal to 10% of the total shares sold or 916,667 shares. The exercise price of the warrants is $6.00 per share. The warrants are immediately exercisable and expire on June 30, 2007. The placement agent is not an officer, director or greater than 10% shareholder of the Company. None of the fees to be paid or warrants granted to the placement agent will either directly or indirectly be paid to any officer, director or greater than 10% shareholder of the Company.

         Investors in this offering were granted the right to request the Company file a registration statement on their behalf registering for resale the shares they purchased in this private placement. The Registration Rights Agreement requires that at least 51% of the shares purchased in the private placement request registration before the Company must undertake any efforts to register the shares for resale. The investors in this private placement may not request registration for at least 90 days from the closing of the private placement.

         As set forth above, the shares were issued without registration under the Securities Act of 1933 in reliance upon exemptions from registration pursuant to Rule 506 of Regulation D and Regulations S of the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

         Sales Pursuant to Rule 506 of Regulation D

         No general solicitation or general advertising was made in connection with the sales of these shares. All investors purchasing shares in the offering were provided with a confidential information memorandum containing the information specified in paragraph (b)(2) of Rule 502. The Company believes that all purchasers are purchasing for their own accounts and not with a view to distribution. Each of the three entities purchasing shares in this offering have represented that they are "qualified institutional buyers" as that term is defined in Section (a) Rule 144A of the Securities Act of 1933 and offers and sales made within the United States were made only to qualified institutional buyers. All shares issued in connection with these sales will be restricted stock, as defined in Rule 144(a)(3).

         Sales Pursuant to Regulation S

         All offers and sales were made to non-U.S. persons in offshore transactions. No directed selling efforts were made in the United State by the issuer, placement agent or any person acting on their behalf. The shares sold are subject to the offering restrictions set forth in Rule 903(b)(3), including a one-year distribution compliance period.

         In January 2006, Credifinance Capital Corp. exercised warrants granted in July 2004 to purchase 83,980 common shares for $4 per share for an aggregate purchase price of $335,920. The shares were issued without registration pursuant to Regulation S of the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Act of 1933. There was no underwriter involved in this transaction.

         During January 2006, the Company entered into a separation agreement with its former CFO, Anuar Kulmagambetov, to issue Mr. Kulmagambetov 50,000 restricted common shares of the Company; and an option to purchase up to 100,000 shares of the Company's restricted common stock at $7.40 per share expiring five years from the date of grant. The shares an the option were issued without registration pursuant to Regulation S of the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

         On October 28, 2005, the Company held its annual meeting of stockholders. The total number of shares entitled to be voted at the meeting was 32,458,589. At the meeting the shareholders were asked to vote on the following matter:

         1) To elect three individuals as Class I Directors to our Board of Directors. The following individuals, each of whom was previously serving as a Director of the Company, were elected as Class I Directors to serve for a term of three years and until their respective successors shall be elected:


                  Class I Directors:            For             Abstain
                  ------------------            ---             -------
                  Georges Benarroch          20,839,569             -0-
                  Troy Nilson                20,839,569             -0-
                  Valery Tolkachev           20,839,569             -0-

         The terms of Mr. Stephen Smoot, a Class II Director, and Mr. Boris Cherdabayev, a Class III Director continued after the meeting.

         No other items were submitted to a vote of our shareholders at the meeting.

Item 5. Other Information

         On January 26, 2006, Mr. Anuar Kulmagambetov resigned as the Chief Financial Officer of the Company. Mr. Kulmagambetov's resignation was not the result of any disagreement with the Company on any matter relating to our operations, policies or practices.

         As a result of Mr. Kulmagambetov's resignation, on January 26, 2006, our board of directors appointed Sanat Kasymov to serve as our Chief Financial Officer. Following is a brief description of the business background of Mr.
Kasymov:

         Mr. Kasymov graduated from Istanbul University of Istanbul, Turkey in 1998 where he was awarded a Bachelors degree in Economics with an emphasis in International Relations. In 2003, Mr. Kasymov passed the AICPA Uniform CPA Examination. From April 1999 through December 2001 Mr. Kasymov was employed as the Chief Specialist of the Corporate Relations Department of Demir Kazakhstan Bank. From December of 2001 through 2004 Mr. Kasymov was employed at Deloitte & Touche as a Senior Auditor where he became proficient in the application of both international and national accounting (ISA/ US GAAS) and auditing standards (IAS/ US GAAP). Since February 2005 Mr. Kasymov has been serving as the Financial Manager of BMB Munai, Inc. Mr. Kasymov is not a director of any SEC reporting company. Mr. Kasymov is 30 years old.

         There are no family relationships among any of the Company's officers or directors.

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

                                                     BMB MUNAI, INC.



Date: February 13, 2006                                   /s/ Boris Cherdabayev
                                                         -----------------------
                                                         Boris Cherdabayev,
                                                         Chief Executive Officer

Date: February 13, 2006                                   /s/ Sanat Kasymov
                                                         -----------------------
                                                         Sanat Kasymov,
                                                         Chief Financial Officer