Form 10KSB/A
period 2004-03-31
BMB MUNAI INC
filed 2006-04-11
CIK 924805

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                 FORM 10-KSB/A-2

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

                                    DELAWARE
          ------------------------------------------------------------
          (State or other jurisdiction of incorporation or organization

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

Transitional small business disclosure format (check one) Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE: Form 8-K, as amended, filed on February 17, 2004

                                 BMB MUNAI, INC.
                                 FORM 10-KSB/A-2
                                TABLE OF CONTENTS


                                                                           Page


EXPLANATORY NOTE............................................................3

PART II

Item 8A. Controls and Procedures............................................3

PART III

Item 13. Exhibits...........................................................4

              Signatures....................................................4

               Explanatory Note to Amendment No. 2 to Form 10-KSB

         In response to a comment raised by the staff of the Securities and Exchange Commission, BMB Munai, Inc., is filing this Amendment No. 2 on Form 10-KSB/A-2 (this "Second Amendment") to its Annual Report on Form 10-KSB for the year ended March 31, 2004 originally filed with the Securities and Exchange Commission on June 29, 2004, as amended on Form 10-KSB/A-1 filed on October 5, 2005 ("First Amendment"). The purpose of this Second Amendment is to replace the first paragraph of Part II, Item 8A, "Controls and Procedures" of the First Amendment to expand the disclosure to explain how management determined that the disclosure controls and procedure in place at the time of the filing of the First Amendment were effective.

         This Second Amendment speaks only to the first paragraph of Part II,
Item 8A of the First Amendment and does not otherwise modify or update disclosures contained in the First Amendment, including the nature and character of such disclosures, to reflect events occurring, or items discovered, after the filing date of the First Amendment.

         As a result of this Second Amendment, the certifications pursuant to
Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Form 10-KSB/A-1 have been revised, re-executed and re-filed as of the date of this Form 10-KSB/A-2 and Item 13 hereof has been accordingly amended. We have not updated other information contained in the First Amendment in this Second Amendment. Therefore, you should read this Second Amendment together with any other reports and documents that update and supersede some of the information contained in this Second Amendment.

PART II

Item 8A. Controls and Procedures

         Our chief executive officer and our chief financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and Rule 15d-15(e)). Such officers have concluded (based upon their evaluations of these controls and procedures, as more fully discussed in the following paragraphs, as of the end of the period covered by this amended report) that our disclosure controls and procedures are effective as of the date this amended report is filed to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure. During the period from the time the original report was filed to the time we filed this amended report, we have developed certain internal financial reporting policies and procedures such as thorough review for compliance with requirements by completing appropriate checklists, which to the best of our knowledge and understanding proved to be effective as of filing of this amended report thus, making us, as the management, believe that disclosure controls and procedures are effective as well.

PART III

Item 13. Exhibits

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


                                      BMB MUNAI, INC.


Date: April 10, 2006                   /s/ Boris Cherdabayev
                                      ------------------------------------------
                                      Boris Cherdabayev, Chief Executive Officer
                                      and Director


Date: April 10, 2006                    /s/ Sanat Kasymov
                                      ------------------------------------------
                                      Sanat Kasymov, Chief Financial Officer


Date: April 10, 2006                    /s/ Georges Benarroch
                                      ------------------------------------------
                                      Georges Benarroch, Director


Date: April 10, 2006                    /s/ Troy Nilson
                                      ------------------------------------------
                                      Troy Nilson, Director


Date: April 10, 2006                    /s/ Stephen Smoot
                                      ------------------------------------------
                                      Stephen Smoot, Director


Date: April 10, 2006                    /s/ Valery Tolkachev
                                      ------------------------------------------
                                      Valery Tolkachev, Director