Form 10QSB/A
period 2004-12-31
BMB MUNAI INC
filed 2006-04-11
CIK 924805

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                 FORM 10-QSB/A-3

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

                                 BMB MUNAI, INC.
                                 FORM 10-QSB/A-3
                                TABLE OF CONTENTS


EXPLANATORY NOTE

PART I -- FINANCIAL INFORMATION

     Item 3.  Controls and Procedures.......................................3

PART II -- OTHER INFORMATION

     Item 6.  Exhibits......................................................4

     Signatures.............................................................4

               Explanatory Note to Amendment No. 3 to Form 10-QSB

         In response to a comment raised by the staff of the Securities and Exchange Commission, BMB Munai, Inc., is filing this Amendment No. 3 on Form 10-QSB/A-3 (this "Third Amendment") to its Quarterly Report on Form 10-QSB for the period ended December 31, 2004 originally filed with the Securities and Exchange Commission on February 14, 2005 and subsequently amended on February 16, 2005 ("First Amendment") and on October 5, 2005 ("Second Amendment"). The purpose of this Third Amendment is to replace the first paragraph of Part I,
Item 3, "Controls and Procedures" of the Second Amendment to expand this disclosure to explain how management determined that the disclosure controls and procedure in place at the time of the filing of the Second Amendment were effective.

         This Third Amendment speaks only to the first paragraph of Part I, Item 3 of the Second Amendment and does not otherwise modify or update disclosures contained in the Second Amendment, including the nature and character of such disclosures, to reflect events occurring, or items discovered, after the filing date of the Second Amendment.

         As a result of this Third Amendment, the certifications pursuant to
Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Form 10-QSB/A-2 have been revised, re-executed and re-filed as of the date of this Form 10-QSB/A-3 and Part II, Item 6 hereof has been accordingly amended. We have not updated other information contained in the Second Amendment in this Third Amendment. Therefore, you should read this Third Amendment together with any other reports and documents that update and supersede some of the information contained in this Third Amendment.

                         PART I - FINANCIAL INFORMATION

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

                           PART II - OTHER INFORMATION


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

                                      BMB MUNAI, INC.



April 10, 2006                          /s/ Boris Cherdabayev
                                      ------------------------------------------
                                      Boris Cherdabayev, Chief Executive Officer



April 10, 2006                         /s/ Sanat Kasymov
                                      ------------------------------------------
                                      Sanat Kasymov, Chief Financial Officer