Form 10KSB/A
period 2005-03-31
BMB MUNAI INC
filed 2006-04-13
CIK 924805

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

                                     NEVADA
           -----------------------------------------------------------
          (State or other jurisdiction of incorporation or organization

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

Transitional small business disclosure format (check one)  Yes [ ]  No [X]

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                 BMB MUNAI, INC.
                                 FORM 10-KSB/A-1
                                TABLE OF CONTENTS


                                                                           Page

EXPLANATORY NOTE

PART I

Items 1 & 2. Business and Properties.........................................3

PART II

Item 6.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................22

Item 7.  Financial Statements...............................................28

Item 8A. Controls and Procedures............................................31

Item 13. Exhibits...........................................................29

         Signatures.........................................................30

               Explanatory Note to Amendment No. 1 to Form 10-KSB

         This Form 10-KSB/A-1 is being filed to correct errors in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements and Management's Discussion and Analysis resulting from a downward revision of the Company's proved oil and gas reserves as of March 31, 2005. In response to comments raised by the staff of the Securities and Exchange Commission, the Company's independent petroleum engineering firm re-evaluated its estimate of the Company's proved reserves at March 31, 2005. The re-evaluation resulted in a reduction of the Company's proved reserves from approximately 40 million barrels of oil equivalent to 13 million barrels of oil equivalent. This downward revision of proved reserves requires the Company to restate its Consolidated Balance Sheet as of March 31, 2005 to correct its accounting for oil and gas properties and Consolidated Statements of Loss for the year ended March 31, 2005 and for the period from inception (May 6, 2003) to March 31, 2005 to correct its accounting for depletion expenses.

         The primary effect of the correction discussed above resulted in the Company reducing the long-term asset "Oil and Gas Properties, Full Cost Method, Less Accumulated Depreciation" by $161,954 on its Consolidated Balance Sheet as of March 31, 2005 and additional accrual of depletion expense by $161,954 on its Consolidated Statement of Loss for the year ended March 31, 2005 and for the period from inception (May 6, 2003) to March 31, 2005. The restatement also resulted in the Company reducing its proved developed reserves of natural gas by 15,917,000 Mcf, proved developed reserves of oil, condensate and natural gas liquids by 3,034,000 barrels and its standardized measure of discounted future net cash flows by $15,164,000.

         The Consolidated Financial Statements and the entire text of Part I, Items 1 and 2. Business and Properties, and Part II, Item 6. Management's Discussion and Analysis and Item 8A. Controls and Procedures have been included in this Form 10-KSB/A-1 and reflect the revisions discussed above. Otherwise, this Amendment No. 1 does not modify or update disclosures presented in the original Form 10-KSB. This Amendment No. 1 speaks to the original filing date of the Form 10-KSB on July 14, 2005, and does not modify or update disclosures contained therein, including the nature and character of such disclosures, to reflect events occurring, or items discovered, after the original filing date of the Form 10-KSB.

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

Recent Developments


         At year-end fiscal 2005, our proved reserves were estimated to be 13.2 million barrels of oil. Reserves quoted in BOE were calculated using a conversion of 6 Mscf/bbl. Approximately 80% of proved total reserves were developed as of year-end fiscal 2005 and they were all located onshore in western Kazakhstan. We began workover activities in December 2003 and drilling activities in July 2004. Through the fiscal year ended March 31, 2005, we have re-entered three previously existing wells and drilled two new wells. Of these five wells, one well is currently in test production, three wells are undergoing testing and one well is undergoing additional workover. In December 2004, the government of Kazakhstan granted an extension of our ADE Block, which added an additional 64,247 acres (approximately 260 square kilometers) to the ADE Block (the "Extended Territory"). The additional territory is adjacent to the ADE Block. In April 2005, we contracted with TatArka, LLP for a 3D seismic survey of the Extended Territory. We believe with the completion of a 3D seismic study and data processing and interpretation of the results of this study, we will have sufficient information to evaluate the oil and gas reserves of the Extended Territory, and prepare an efficient work program for further exploration and development of the Extended Territory.


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

                                                                       Proved Reserves
                                                 ------------------------------------------------------------
                                                   Developed(1)         Undeveloped(2)            Total
                                                 -----------------    -------------------    ----------------
Oil and condensate (MBbls)(3)                              10,580                  2,580              13,160
Natural gas (MMcf)                                              -                      -                   -
   Total BOE (MBbls)                                       10,580                  2,580              13,160

Estimated future net revenue before income
  taxes (M$)                                            $ 182,377               $ 38,038           $ 220,415

Present value of estimated future net
  revenue before income taxes (discounted
  10% per annum)(4)                                      $ 68,241                $ 9,037             $77,278
Standardized measure of discounted future
  net cash flows(5)                                                                                 $ 99,921

--------------------
(1) Proved developed reserves are proved reserves that are expected to be recovered from existing wells with existing equipment and operating methods.
(2) Proved undeveloped reserves are proved reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.
(3) Includes natural gas liquids.
(4) Estimated future net reserves represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated future production and development costs, using the average oil and gas prices we had been receiving in the Kazakhstan domestic market, as of March 31, 2005, which was $21.27 per Bbl of oil.
(5) The standardized measure of discounted future net cash flows represents the present value of future cash flow after income tax discounted at 10%.


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

Cost Information

         Capitalized Costs

         Capitalized costs and accumulated depletion, depreciation and amortization relating to our oil and natural gas producing activities, all of which are conducted in the Republic of Kazakhstan, are summarized below:

                                                   2005             2004
                                               ------------    ------------

Developed oil and natural gas properties       $ 43,031,811     $ 6,495,186
Unevaluated oil and natural gas properties                -               -
Accumulated depletion, depreciation and
  Amortization                                     (229,406)              -
                                               ------------    ------------
Net capitalized cost                           $ 42,802,405    $  6,495,186
                                               ============    ============

Exploration, Development and Acquisition Capital Expenditures

         The following table sets forth certain information regarding the total costs incurred associated with exploration, development and acquisition activities.

                                                   2005             2004
                                               ------------    ------------
Acquisition costs:
  Unproved properties                          $          -    $          -
  Proved properties                              20,788,119       1,713,119
Exploration costs                                 3,373,092       2,659,872
Development costs                                18,870,600       2,122,195
                                               ------------    ------------
   Subtotal                                      43,031,811       6,495,186

Asset retirement costs                                    -               -
                                               ------------    ------------
    Total costs incurred                       $ 43,031,811    $  6,495,186
                                               ============    ============

Oil and Natural Gas Volumes, Prices and Operating Expense

         The following table sets forth certain information regarding production volumes, average sales prices and average operating expense associated with our sale of oil and natural gas for the periods indicated.

                                                                                 For the Period from
                                                         For the Year Ended    Inception (May 6, 2003)
                                                           March 31, 2005         to March 31, 2004
                                                         ------------------    -----------------------
Production:
  Oil and condensate (Bbls)                                     68,755                      -
  Natural gas liquids (Bbls)                                         -                      -
  Natural gas (Mcf)                                                  -                      -
  Barrels of oil equivalent (BOE)                                    -                      -

Average Sales Price(1):
  Oil and condensate ($ per Bbl)                                $15.17                  $   -
  Natural gas liquids ($ per Bbl)                               $    -                  $   -
  Natural gas ($ per Mcf)                                       $    -                  $   -
  Barrels of oil equivalent ($ per BOE)                         $    -                  $   -

Average oil and natural gas operating expenses including
  production and ad valorem taxes ($ per BOE)(2)                $ 3.08                  $   -

-----------------
(1) During the period from inception through the year ended March 31, 2005, the Company has not engaged in any hedging activities, including derivatives.
(2) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), expensed workover costs and the administrative costs of field production personnel, insurance and production and ad valorem taxes.

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

         During the fiscal year ended March 31, 2005, the territory covered under the contract was expanded to include an additional 64,247 acres of land adjacent to the ADE Block, (this land is referred to herein as the "Extended Territory" or collectively included with the ADE Block as the "ADE Block" or "our properties.") The Extended Territory is governed under the terms of the original contract.

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

         Under the terms of the contract, if we wish to move to commercial production, we must apply to the ROK for commercial production rights. Under our contract, we must apply for commercial production rights prior to the expiration of the contract. The terms of our commercial production rights will be negotiated at the time we move to commercial production. During exploration and development stage, we have the right to produce and sell oil and natural gas at a royalty rate of 2%. When we move to commercial production, royalty rates are negotiated and vary depending on the reserve and production rates. Royalty rates are established by the taxing authorities of the ROK. The royalty rate is based on production rates and the rate increases on a sliding scale. Current royalty rates range for 2% to 6%. Commercial production rights may also require up to 20% of the oil sold to the Kazakhstan domestic market at considerably lower prices than received in the world export markets, as discussed above.

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

         During fiscal 2005 we re-entered one well in the Aksaz field, re-entered one well and drilled two wells in the Dolinnoe field and re-entered one well in the Emir field. Each of these wells was successfully completed and is either in testing, test production or additional workover. These wells accounted for 100% of our total production during the year. In fiscal 2006 we expect to drill one additional well in the ADE block. This well is planned in the Aksaz field. Because we were not granted the Extended Territory until December 2004, we did not engage in any exploration or development activities in the Extended Territory during the fiscal year ended March 31, 2005.

Title to Properties


         We hold an exploration contract from the Republic of Kazakhstan that grants us the right explore and engage in test production of hydrocarbons on the ADE Block and the Extended Territory. Our rights to the properties will terminate in June 2007 unless we are able to negotiate an extension of our current property exploration contract or we are granted a commercial production contract.


Marketing

         Currently we are selling all oil from test production to local refineries at the domestic market price. Delivery is made by railcars filled at the pouring station terminal located at the oil storage facility we lease.

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

Sales to Major Customers

         We sold production representing 10% or more or our total revenues for the fiscal year ended March 31, 2005 as listed below.

                      Volume (Bbls)     Amount ($)      % of Sales
                     ---------------  ---------------  ------------
Atyrau Refinery           43,959       $  564,788           69%
LLC Shugla                20,210       $  408,858           31%

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

Government Regulation

         Our operations are subject to various levels of government controls and regulations in the United States and in Kazakhstan. We attempt to comply with all legal requirements in the conduct of our operations and employ business practices that we consider to be prudent under the circumstances in which we operate. It is not possible for us to separately calculate the costs of compliance with environmental and other governmental regulations as such costs are an integral part of our operations.

         In Kazakhstan, legislation affecting the oil and gas industry is under constant review for amendment or expansion. Pursuant to such legislation, various governmental departments and agencies have issued extensive rules and regulations that affect the oil and gas industry, some of which carry substantial penalties for failure to comply. These laws and regulations can have a significant impact on the industry by increasing the cost of doing business and, consequentially, can adversely affect our profitability. Inasmuch as new legislation affecting the industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations.

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

         Inability to Obtain Additional Funding

         To satisfy future capital investment commitments and liquidity needs with respect to our ongoing operations, we may require additional equity or debt financing. Our ability to arrange financing and the cost of financing depends upon many factors, including:

         o        economic and capital market conditions;
         o investor confidence in the oil and gas industry, in Kazakhstan and in the Company;
         o        credit availability from banks and other lenders; and
         o provisions of taxes and securities laws that are conducive to raising capital.

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

         If we are successful in establishing commercial production from our properties, an application will be made for commercial production rights. We have the exclusive right to negotiate this contract for the ADE Block and Extended Territory, and the government is required to conduct these negotiations under the Law of Petroleum. Such contracts are customarily awarded upon determination that the field is capable of commercial rates of production and that the applicant has complied with the other terms of its license and exploration contract. The terms of the commercial production contract will establish the royalty and other payments due to the government in connection with commercial production. At the time the commercial production contract is issued, we will be required to begin repaying the government its historical investment costs of exploration and development of the ADE Block and the Extended Territory. The obligation associated with the ADE Block is approximately $6 million. The obligation we will be required to assume in connection with the Extended Territory has not yet been determined and is currently being negotiated. If satisfactory terms for commercial production rights cannot be negotiated, it could have a material adverse effect on our financial position.

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

Reports to Security holders

         We file Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and other items with the Securities and Exchange Commission (SEC). We provide free access to all of these SEC filings, as soon as reasonably practicable after filing, on our Internet web site located at . In addition, the public may read and copy any documents we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains its Internet site www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers like BMB Munai.

                                     PART II

Item 6. Management's Discussion and Analysis of Results of Operations

         The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Consolidated Financial Statements and the accompanying notes included elsewhere in this Form 10-KSB/A-1 contain additional information that should be referred to when reviewing this material.

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

         For us to operate profitably and grow in the future we need to obtain additional capital either through additional fund raising or through significantly increased production. Our revenue, profitability and future growth depend substantially on factors beyond our control, such as economic, political and potential regulatory and competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, results of operations, the quantities of oil and natural gas reserves that we can economically produce, the markets into which we can sale our oil and our access to additional capital. In a worst case scenario, future drilling operations could be largely unsuccessful, oil and gas prices could sharply decline, we could fail to gain access to the world oil markets and/or other factors beyond our control could cause us to modify or substantially curtail our exploration and development plans, which could negatively impact our earnings, cash flow and most likely the trading price of our securities.

Results of Operations

         The following table sets forth selected operating data for the periods indicated:


                                                                             For the period from inception
                                                For the year ended               (May 6, 2003) through
                                                  March 31, 2005                     March 31, 2004
                                                ------------------           -----------------------------
Revenues:
   Oil and gas sales                               $  973,646                                  -

Expenses:
   Oil and gas operating(1)                           197,697                                  -
   Production                                         265,149                                  -
   Selling                                            206,929                                  -
   Depreciation, depletion and
     amortization                                     295,857                              4,758
   General and administrative                       4,060,962                            781,757

Net Production Data:
   Oil (Bbls)                                          68,755                                  -
   Natural gas (Mcf)                                        -                                  -
   Barrels of oil equivalent (BOE)                          -                                  -

Average Sales Price:
   Oil (per Bbl)                                        15.17                                  -
   Natural gas (per Mcf)                                    -                                  -
   Equivalent price (per BOE)                               -                                  -

Expenses ($ per BOE):
   Oil and gas operating(1)                              3.08                                  -
   Depreciation, depletion and
     amortization(2)                                     3.58                                  -

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

                                                                                       Fiscal 2005 Compared to the
                                                                                        Period from inception (May
                                                                                        6, 2003) through March 31,
                                                                                                  2004
                                                                    For the Period     ----------------------------
                                             For the Fiscal         from Inception          $               %
                                               Year ended               Through         Increase         Increase
                                             March 31, 2005         March 31, 2004     (Decrease)       (Decrease)
                                            ------------------    -------------------- ------------    -------------
Production volumes:
  Natural gas (Mcf)                                      -                    -               -                -
  Natural gas liquids (Bbls)                             -                    -               -                -
  Oil and condensate (Bbls)                         68,755                    -          68,755              N/A
  Barrels of oil equivalent (BOE)                        -                    -               -                -


Average Sales Price
  Natural gas ($ per Mcf)                         $      -               $    -       $       -           $    -
  Natural gas liquids ($ per Bbl)                 $      -               $    -       $       -           $    -
  Oil and condensate ($ per Bbl)                  $  15.17               $    -             N/A              N/A
  Natural gas Barrels of oil
    equivalent ($ per BOE)                               -               $    -       $       -           $    -


Operating Revenue:
Natural gas                                       $      -               $    -               -           $    -
Natural gas liquids                               $      -               $    -               -           $    -
Oil and condensate                                $973,646               $    -       $ 973,646              N/A
Gain on hedging and derivatives(1)                $      -               $    -       $       -           $    -
                                            ---------------    ----------------- ---------------    -------------
      Total                                       $973,646               $    -       $ 973,646           $    -
                                            ===============    ================= ===============    =============

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

Costs and Operating Expenses


         Production Expenses. During the fiscal year ended March 31, 2005, we incurred $427,103 in production expenses. We had no similar expense during the period from May 6, 2003, to March 31, 2004 because we were not engaged in oil and gas production during the prior period. We expect production expenses to continue to increase in the upcoming fiscal year. At the present time, however, it is unclear the rate at which our production expenses may increase in the upcoming fiscal year.


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


         Loss from Operations. As a result of significantly increasing expenses, which were only partially offset by revenue from oil and gas sales, during the fiscal year ended March 31, 2005 we realized a loss from operations of $3,787,799 compared to a net loss from operations of $786,515 during the period from May 6, 2003 to March 31, 2004. Until such time as revenue from oil and gas sales exceeds expenses we will continue to generate operating losses. At this time, it is unclear when we will generate sufficient oil and gas to offset our expenses.


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


         Net Loss. During the fiscal year ended March 31, 2005 we realized a net loss of $3,286,312 compared to a net loss of $613,782 for the period from inception, May 6, 2003 through March 31, 2004. As discussed above this net loss is largely the result of our engaging in active exploration and development activities and operations for the entire 2005 fiscal year, whereas we were not engaged in active operations for much of the prior fiscal period. We will continue to realize net losses from operations until such time as revenues generated from oil and gas production and sales and other income offset our expenses. At this time, it is unclear when, or if, that may occur.


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


         Our need for capital, in addition to funding our ongoing operations, is primarily related to the exploration and development of our properties as required under our contract, and the potential acquisition of additional oil and gas properties. For the period from inception on May 6, 2003 through March 31, 2005, we have incurred capital expenditures of $42,802,405 for exploration, development and acquisition activities.


Cash Flows

         During the fiscal year ended March 31, 2005 cash was primarily used to fund exploration and development expenditures. We had a net increase in cash and cash equivalents of $7,863,277 during the current fiscal year. See below for additional discussion and analysis of cash flow.

                                                                    Period from inception
                                              Twelve months ended   (May 6, 2003) through
                                                March 31, 2005           March 31, 2004
                                              -------------------   ---------------------
Net cash used in operating activities           $ (1,415,004)             $(3,445,339)
Net cash used in investing activities           $(18,001,879)             $(6,564,180)

Net cash provided by financing activities       $ 27,280,160              $12,135,874
                                            ------------------ ------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS         $7,863,277              $ 2,126,355
                                            ================== ========================

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

         As discussed in Note 2 to the Consolidated Financial Statements, we hold marketable securities consisting of short-term repurchase agreements for securities issued by Kazakhstan banks and Kazakhstan financial institutions. Additionally, certain operating cash flows are denominated in local currency and are translated into U.S. dollars at the exchange rate in effect at the time of the transaction. As more fully disclosed in the "Risks of Doing Business in Kazakhstan" section of the "Business and Properties" because of the potential for civil unrest, war and asset expropriation, some or all of these matters, which impact operating cash flow, may affect our ability to meet our short-term cash needs.

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

         Development Stage

         We are a development stage company and have not yet commenced our primary revenue generating activities, which is the commercial production and sale of oil and natural gas. Our ability to realize the carrying value of our assets is dependent on being able to produce and sell oil from our properties. Our Consolidated Financial Statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have accumulated losses totaling $3,900,094 and have incurred some amount of debt in the development phase of our operations. To fully develop our properties and achieve positive cash flow, we will require additional funding. The Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities which might be necessary should we be unable to continue in existence.

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


         In response to comments raised by the staff of the Securities and Exchange Commission ("SEC") in connection with its review of the SB-2 registration statement filed by us in October 2005, the SEC petroleum engineering staff conducted a review of our estimates of proved reserves, which were the proved reserves we provided in our Form 10-KSB annual report for 2005. Our statement of estimated proved reserves was based upon an evaluation conducted by Chapman Petroleum Engineering, Ltd., an independent third-party petroleum engineering firm in Calgary, Canada ("Chapman Petroleum"). Based on the staff's comments, the Company and Chapman Petroleum commenced a review of the estimated proved reserves evaluation contained in the Reserve and Economic Evaluation prepared by Chapman Petroleum as of April 1, 2005 (the "Chapman Report.") In our Form 10-KSB annual report, we disclosed estimated proved reserves of oil and natural gas totaling 40,914 MBbls BOE. Following the review of the Chapman Petroleum report by us and Chapman, it was determined that the estimated proved reserves of oil and natural gas as of March 31, 2005, will be revised to 13,160 MBbls BOE under the SEC reporting standards. Based on this review and after consultation with the Audit Committee of our Board of Directors and our independent registered public accounting firm, on March 22, 2006, we concluded that our audited consolidated financial statements for the year ended March 31, 2005, and the unaudited consolidated financial statements for the quarterly periods ended June 30, 2005, September 30, 2005 and December 31, 2005 required restatement in those periods relating to our calculation of depletion. The change in estimated proved reserves directly effects the calculation of depletion.

         In light of our determination that the restatement of our proved reserves as contained in the Chapman Report resulted in the need to restate the financial statements contained in our annual report for the year ended March 31, 2005 and the quarterly reports for the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005, we carried out an evaluation in accordance with Exchange Act Rules 13a-15 and 15d-15 and under the supervision and with the participation of management, including our Certifying Officers, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. We have evaluated the accounting procedures and controls in place and determined that the accounting for depletion was properly carried out based on the proved reserves figures contained in the original Chapman Report. We have evaluated the process by which management selected Chapman Petroleum to perform the independent evaluation of our reserves and determined that management performed proper and adequate due diligence to investigate and assess the qualifications, expertise and ability of Chapman Petroleum to perform the independent evaluation of our petroleum reserves to the applicable SEC reporting standards. We have evaluated our communications with Chapman Petroleum and determined that the scope and purpose for which Chapman Petroleum was retained to evaluate our reserves was clearly and appropriately communicated to Chapman Petroleum. We have undertaken an investigation to confirm that information provided by us to Chapman Petroleum was correct. We have also investigated to determine whether we have certain policies in place, such as performance based compensation tied to reserve balances, which could have resulted in undue pressure to inflate proved reserves and determined that we had and have no such policies in place. Based on this evaluation, our Certifying Officers have concluded that the restatement of our financial statements resulting from the restatement of our proved reserves contained in the Chapman Report was not the result of ineffective disclosure controls and procedures.

         There have been no changes in our internal controls over financial reporting that occurred during the year ended March 31, 2005.


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

                                     BMB MUNAI, INC.



Date: April 12, 2006                   /s/ Boris Cherdabayev
                                     -------------------------------------------
                                     Boris Cherdabayev, Chief Executive Officer
                                       and Director


Date: April 12, 2006                  /s/ Sanat Kasymov
                                     -------------------------------------------
                                     Sanat Kasymov, Chief Financial Officer


Date: April 12, 2006                  /s/ Georges Benarroch
                                     -------------------------------------------
                                     Georges Benarroch, Director


Date: April 12, 2006                  /s/ Troy Nilson
                                     -------------------------------------------
                                     Troy Nilson, Director


Date: April 12, 2006                  /s/ Stephen Smoot
                                     -------------------------------------------
                                     Stephen Smoot, Director


Date: April 12, 2006                  /s/ Valery Tolkachev
                                     -------------------------------------------
                                     Valery Tolkachev, Director

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


    Notes to Consolidated Financial Statements                        F-6 - F-27

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

As discussed in Note 23, the accompanying consolidated financial statements as of and for the year ended March 31, 2005, and for the period from inception (May 6, 2003) through March 31, 2005, have been restated to correct errors in the accounting for oil and gas properties.

/s/ BDO Kazakhstanaudit, LLP

June 13, 2005, except for Note 23, which date is as of April 12, 2006 Almaty, Kazakhstan

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

CONSOLIDATED BALANCE SHEET
AS OF MARCH 31

----------------------------------------------------------------------------------------------------------
                                                                              Notes          2005
                                                                                          (Restated)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                     6       $  9,989,632
    Marketable securities                                                         7            788,921
    Trade accounts receivable                                                                  132,400
    Inventories                                                                   8          3,227,411
    Prepaid expenses, net                                                         9          4,172,291
                                                                                          ------------
       Total current assets                                                                 18,310,655
                                                                                          ------------

NON-CURRENT ASSETS
    Oil and gas properties, full cost method, net                                11         42,802,405
    Other fixed assets, net                                                      12            683,459
    Intangible assets, net                                                       13             14,435
    Restricted cash                                                              14             60,973
                                                                                          ------------
       Total non-current assets                                                             43,561,272
                                                                                          ------------

TOTAL ASSETS                                                                              $ 61,871,927
                                                                                          ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                             18       $  5,844,639
    Due to reservoir consultants                                                 14            278,000
    Taxes payable                                                                              333,063
    Due to Astana Fund                                                           10            250,000
    Accrued liabilities and other payables                                                     291,969
                                                                                          ------------
       Total current liabilities                                                             6,997,671
                                                                                          ------------

LONG TERM LIABILITIES
    Due to reservoir consultants                                                 14            222,000
    Liquidation fund                                                             14             60,973
    Deferred income tax liabilities                                               5                343
                                                                                          ------------
       Total long term liabilities                                                             283,316
                                                                                          ------------

COMMITMENTS AND CONTINGENCIES                                                    19                  -

SHAREHOLDERS' EQUITY
    Share capital                                                                16             30,514
    Additional paid-in capital                                                   16         58,460,520
    Deficit accumulated during the development stage                                        (3,900,094)
                                                                                          ------------
       Total shareholders' equity                                                           54,590,940
                                                                                          ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $ 61,871,927
                                                                                          ============
See notes to the consolidated financial statements.

                                                     F-2

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

CONSOLIDATED STATEMENTS OF LOSS
---------------------------------------------------------------------------------------------------------------------------

                                                                                                          Period from
                                                                                    Period from             inception
                                                                                     inception            (May 6, 2003)
                                                             Year ended March      (May 6, 2003)             through
                                                  Notes          31, 2005             through            March 31, 2005
                                                                (Restated)        March 31, 2004           (Restated)

REVENUES                                              4         $    973,646           $        -          $    973,646

EXPENSES
    Production                                                       427,103                    -               427,103
    Selling                                                          206,929                    -               206,929
    General and administrative                                     4,060,962              781,757             4,842,719
    Amortization and depreciation                                     66,451                4,758                71,209
                                                             ------------------   ------------------    ------------------
Total expenses                                                     4,761,445              786,515             5,547,960
                                                             ------------------   ------------------    ------------------
LOSS FROM OPERATIONS                                              (3,787,799)            (786,515)           (4,574,314)

OTHER INCOME (EXPENSE)
    Realized gain on marketable securities                           185,067               19,368               204,435
    Unrealized gain (loss) on marketable
       securities                                                   (252,767)             248,407                (4,360)
    Foreign exchange gain, net                                       499,521               70,949               570,470
    Interest income, net                                              17,799              (84,007)              (66,208)
    Other income, net                                                 52,210                    -                52,210
                                                             ------------------   ------------------    ------------------
Total other income (expenses)                                        501,830              254,717               756,547
                                                             ------------------   ------------------    ------------------
LOSS BEFORE INCOME TAXES                                          (3,285,969)            (531,798)           (3,817,767)

INCOME TAX EXPENSE                                    5                 (343)                   -                  (343)
                                                             ------------------   ------------------    ------------------
LOSS BEFORE MINORITY INTEREST                                     (3,286,312)            (531,798)           (3,818,110)

MINORITY INTEREST                                     15                   -              (81,984)              (81,984)
                                                             ------------------   ------------------    ------------------
NET LOSS                                                        $ (3,286,312)          $ (613,782)         $ (3,900,094)
                                                             ==================   ==================    ==================



WEIGHT AVERAGE COMMON SHARES OUTSTANDING
                                                      17          26,948,437            7,398,240
LOSS PER COMMON SHARE (BASIC AND DILUTED)
                                                      17        $      0.122           $    0.083
                                                             ==================   ==================

See notes to the consolidated financial statements.

                                                             F-3

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------------------------------------------------------
                                        Notes   Number of     Share capital     Additional        Deficit            Total
                                                 shares                          paid-in        accumulated
                                                                                 capital         during the
                                                                                                development
                                                                                                   stage
                                              --------------  --------------  ---------------  ---------------  ----------------
    At May 6, 2003 (Inception date)                491,655        $    492      $       (492)    $          -     $          -

        Stock dividends                             50,000              50               (50)               -                -
        Common stock issued during
           the merger                           14,285,844          14,286           (14,286)               -                -
        Conversion of debt to common
           stock                                   571,428             571         1,999,429                -        2,000,000
        Common stock issued in
           private placement                     4,830,494           4,830         9,931,044                -        9,935,874
        Options exercised                          200,000             200           199,800                -          200,000
        Net loss for the period                          -               -                 -         (613,782)        (613,782)
                                              --------------  --------------  ---------------  ---------------  ----------------
    At March 31, 2004                           20,429,421          20,429        12,115,445         (613,782)      11,522,092

        Common stock issued in
           exchange of 30% shares of
           Emir Oil LLC                   16     3,500,000           3,500        19,071,500                -       19,075,000
        Common stock issued in
           private placement              16     6,584,340           6,585        27,273,575                -       27,280,160
        Common stock issued for
           subscription                   16     1,101,000           1,101         5,503,899                -        5,505,000
        Subscription receivable           16    (1,101,000)         (1,101)       (5,503,899)               -       (5,505,000)
        Net loss for the year                            -               -                 -       (3,286,312)      (3,286,312)
        (Restated)
                                              --------------  --------------  ---------------  ---------------  ----------------
    At March 31, 2005                           30,513,761        $ 30,514      $ 58,460,520     $ (3,900,094)    $ 54,590,940
                                              ==============  ==============  ===============  ===============  ================

See notes to the consolidated financial statements.

                                                              F-4

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

CONSOLIDATED STATEMENTS OF CASH FLOW
---------------------------------------------------------------------------------------------------------------------------
                                                                                          Period from       Period from
                                                                                           inception         inception
                                                                                         (May 6, 2003)     (May 6, 2003)
                                                                         Year ended         through           through
                                                             Notes     March 31, 2005    March 31, 2004    March 31, 2005
                                                                          (Restated)                         (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $ (3,286,312)     $  (613,782)     $ (3,900,094)
Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation, depletion and amortisation                                  295,857            4,758           300,615
    Provision for doubtful accounts                                           129,051                -           129,051
    Minority interest                                         15              (82,134)          82,134                 -
    Deferred income tax liabilities                            5                  343                -               343
    Unrealized gain on dealing securities                                     252,767         (248,407)            4,360
Changes in operating assets and liabilities
    Decrease / (increase) in dealing securities                             1,837,448       (2,630,729)         (793,281)
    Increase in accounts receivable                                          (132,400)               -          (132,400)
    Increase in inventories                                                (3,043,527)        (183,884)       (3,227,411)
    Increase in prepaid expenses                                           (3,758,022)        (522,148)       (4,280,170)
    Increase in accounts payable and other accruals                         6,371,925          750,726         7,122,651
                                                                       ---------------- ----------------  ---------------
Net cash used in operations                                                (1,415,004)      (3,361,332)       (4,776,336)

Interest paid                                                                       -          (84,007)          (84,007)
                                                                       ---------------- ----------------  ---------------
Net cash used in operating activities                                      (1,415,004)      (3,445,339)       (4,860,343)
                                                                       ---------------- ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of oil and gas properties                                 (17,411,861)      (6,253,186)      (23,665,047)
    Acquisition of other fixed assets                                        (536,700)        (264,411)         (801,111)
    Acquisition of intangible assets                                          (12,345)          (5,411)          (17,756)
    Restricted cash                                                           (40,973)         (20,000)          (60,973)
    Deposits                                                                        -          (21,172)          (21,172)
                                                                       ---------------- ----------------  ---------------
Net cash used in investing activities                                     (18,001,879)      (6,564,180)      (24,566,059)
                                                                       ---------------- ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of common stock                        16           27,280,160        9,935,874        37,216,034
    Proceeds from short-term financing                                              -          500,000           500,000
    Repayment of short-term financing                                               -         (500,000)         (500,000)
    Proceeds from issuance of convertible debt                                      -        2,000,000         2,000,000
    Proceeds from exercise of common stock options                                  -          200,000           200,000
                                                                       ---------------- ----------------  ---------------
Net cash provided by financing activities                                  27,280,160       12,135,874        39,416,034
                                                                       ---------------- ----------------  ---------------

        NET CHANGE IN CASH AND CASH EQUIVALENTS                             7,863,277        2,126,355         9,989,632

     CASH AND CASH EQUIVALENTS at beginning of year                         2,126,355                -                 -
                                                                       ---------------- ----------------  ---------------
CASH AND CASH EQUIVALENTS at end of year                       6         $  9,989,632      $ 2,126,355      $  9,989,632
                                                                       ================ ================  ===============

Non cash transactions:
    Conversion of debt into common stock                      16         $          -      $ 2,000,000
    Accrual of liabilities to Astana Fund                     10         $    250,000      $         -
    Acquisition of 30% of Emir Oil LLP by issuance of
      3,500,000 shares of common stock                        16         $ 19,075,000      $         -

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


2.    SIGNIFICANT ACCOUNTING POLICIES

      Basis of consolidation

      The Company's consolidated financial statements present the consolidated results of BMB Munai, Inc., and Emir Oil LLP, its 100% owned subsidiary (hereinafter collectively referred to as the "Company"). All significant inter-company balances and transactions have been eliminated from the Consolidated Financial Statements.

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
                                                                               ===================

      Relationship between tax expenses and accounting loss for the years ended March 31 are explained as follows:
                                                                                      2005                   2004
       Loss before income taxes and minority interest                             $ (3,285,969)            $ (531,798)
                                                                               -------------------    -------------------
       Expected tax provision                                                         (504,227)              (129,027)
       Add tax effect of:
          Permanent differences                                                        495,397                (70,973)
          Change in valuation allowance                                                  9,173                200,000
                                                                               -------------------    -------------------
                                                                                  $        343             $        -
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

11.   OIL AND GAS PROPERTIES, NET

      Oil and gas properties as of March 31 were as follows:
                                                                                      2005
       Subsoil use right                                                            $ 20,788,119
       Cost of drilling wells                                                          9,334,021
       Professional services received in exploration and development activities        4,798,314
       Material and fuel used in exploration and development activities                2,891,765
       Infrastructure development costs                                                1,231,391
       Geological and geophysical                                                        653,571
       Other capitalized costs                                                         3,334,630

      Accumulated depreciation, depletion and amortization                              (229,406)
                                                                               --------------------
                                                                                    $ 42,802,405
                                                                               ====================

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------

12.   OTHER FIXED ASSETS, NET

                                 Constructions    Machinery
                                 and equipment     equipment       Vehicles        Office          Other          Total
                               ----------------  ------------ -------------- ----------------  ------------  -------------
      Cost
      at April 1, 2004              $ 62,583      $ 114,650        $ 46,450       $ 33,286        $ 7,442      $ 264,411
       Additions                      23,622        119,550         266,757         95,697         31,074        536,700
       Disposals                           -              -               -              -            (95)           (95)
                               ----------------  ------------ -------------- ----------------  ------------  -------------
      at March 31, 2005               86,205        234,200         313,207        128,983         38,421        801,016
                               ------------------------------ -------------- ---------------------------------------------

      Accumulated depreciation
      at April 1, 2004                     -          1,261           2,289          1,039            169          4,758
       Charge for the period          10,789         17,025          56,577         22,795          5,708        112,894
       Disposals                           -              -               -              -            (95)           (95)
                               ----------------  ------------ -------------- ----------------  ------------  -------------
      at March 31, 2005               10,789         18,286          58,866         23,834          5,782        117,557
                               ----------------  ------------ -------------- ----------------  ------------  -------------

      Net book value at March
        31, 2004                      62,583        113,389          44,161         32,247          7,273        259,653
                               ================  ============ ============== ================  ============  =============

      Net book value at March
        31, 2005                    $ 75,416      $ 215,914       $ 254,341      $ 105,149       $ 32,639      $ 683,459
                               ================  ============ ============== ================  ============  =============

      In accordance with FAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, depreciation related to support equipment and facilities used in exploration and development activities in amount of $ 49,764 was capitalized to oil and gas properties.

13.   INTANGIBLE ASSETS, NET

                                                      2005
      Cost
      Beginning balance                                 $  5,411
       Additions                                          12,345
                                                 ----------------
      Ending balance                                      17,756

      Accumulated depreciation
      Beginning balance                                        -
       Amortization for the period                         3,321
                                                 ----------------
      Ending balance                                       3,321
                                                 ----------------
      Net book value                                    $ 14,435
                                                 ================

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

                                                                   2005

      Beginning balance                                              $ 82,134
       Share of minority for net loss                                       -
       Share capital portion of minority                                    -
       Recovery of minority interest after purchase of
         remaining interest                                           (82,134)
                                                                 -------------
      Ending balance                                                 $      -
                                                                 =============

 16.  SHARE AND ADDITIONAL PAID IN CAPITALS

      Common and preferred stock as of March 31 are as following:

                                                   2005                  2004
      Preferred stock, $0.001 par value
       Authorised                                20,000,000           20,000,000
       Issued and outstanding                             -                    -

      Common stock, $0.001 par value
       Authorised                               100,000,000          100,000,000
       Issued and outstanding                    30,513,761           20,429,421

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

      Stock options and warrants outstanding and exercisable as of March 31 are:

                                                                                                     Weighted
                                                                                   Number         Average Exercise
                                                                                 of shares             price
                                                                            -----------------    -----------------
       As of March 31, 2003                                                             -              $    -

          Granted                                                                 825,907                2.19
          Exercised                                                              (200,000)               1.00
                                                                              --------------       -------------
       As of March 31, 2004                                                       625,907                2.57

          Granted                                                                 518,434                4.00
                                                                              --------------       -------------
       As of March 31, 2005                                                     1,144,341              $ 3.22
                                                                              ==============       =============

      Stock options and warrants as of March 31, 2005 are:


                         Options and Warrants outstanding                      Options and Warrants exercisable
      ----------------------------------------------------------------------  ------------------------------------
          Range of          Options and         Weighted         Weighted       Options and     Weighted Average
       exercise price         Warrants          Average          Average          Warrants       Exercise Price
                            Life (years)     Exercise Price    Contractual
      ------------------  -----------------  --------------- ---------------------------------- ------------------
       $ 2.15 - $ 4.00        1,144,341          $ 3.22            2.20           1,144,341           $ 3.22

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------

      The estimated fair value of the stock options and warrants issued were determined using Black-Scholes option pricing model with the following assumptions:

                                                                                         2005            2004

       Risk-free interest rate                                                            3.20%          2.00%
       Expected option life                                                              1 year         3 years
       Expected volatility in the price of the Company's common shares                     76%            246%
       Expected dividends                                                                  0%             0%

       Weighted average fair value of options and warrants granted
          during the year                                                                $ 2.22         $ 3.81

17.   EARNINGS PER SHARE (BASIC AND DILUTED)

      The calculation of the basic and diluted earnings per share is based on the following data:

                                                                                  2005                 2004

      Numerator
      Net loss for basic and diluted loss per share                              3,286,312              613,782

      Denominator
      Weighted average number of common shares for the purposes of
        basic and diluted earnings per share                                    26,948,437            7,398,240
                                                                             ----------------     ----------------
      Loss per share (basic and diluted)                                           $ 0.122              $ 0.083
                                                                             ================     ================

      The effect of the stock warrants and stock options is anti-dilutive.

18.   RELATED PARTY TRANSACTIONS
                                                                                      2005                 2004
       Accounts payable                                                            $ 503,045            $ 103,231
       Prepaid expenses                                                              150,841                    -

       Services rendered                                                             610,336            2,724,433
       Operating lease of land, premises and warehouses                              218,428               12,817

       Loans received and repaid                                                           -            2,500,000
       Guarantees received                                                           600,000                    -

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

      Capitalized Costs - Capitalized costs and accumulated depletion, depreciation and amortization relating to our oil and natural gas producing activities, all of which are conducted in the Republic of Kazakhstan, are summarized below:

                                                                   2005                           2004
                                                        ---------------------------    ---------------------------
      Developed oil and natural gas properties                       $ 43,031,811                   $ 6,495,186
      Unevaluated oil and natural gas properties                                -                             -
      Accumulated depletion, depreciation and
         amortization                                                    (229,406)                            -
                                                        ---------------------------    ---------------------------
      Net capitalized cost                                           $ 42,802,405                   $ 6,495,186
                                                        ===========================    ===========================

      Costs Incurred - Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:

                                                                   2005                           2004
                                                        ---------------------------    ---------------------------
      Acquisition costs:
          Unproved properties                                         $          -                    $         -
          Proved properties                                             20,788,119                      1,713,119
      Exploration costs                                                  3,373,092                      2,659,872
      Development costs                                                 18,870,600                      2,122,195
                                                        ---------------------------    ---------------------------
         Subtotal                                                       43,031,811                      6,495,186
      Asset retirement costs                                                     -                              -
                                                        ---------------------------    ---------------------------
          Total costs incurred                                        $ 43,031,811                    $ 6,495,186
                                                        ===========================    ===========================

      Results of Operations - Results of operations for the Company's oil and natural gas producing activities are summarized below:

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------

                                                                                          For the period from
                                                            For the year ended          inception (May 6, 2003)
                                                              March 31, 2005               to March 31, 2004
                                                        ---------------------------    ---------------------------
      Oil and natural gas revenues                                 $ 973,646                      $ -

      Operating expenses:
         Oil and natural gas operating expenses
            and ad valorem taxes                                     197,697                        -
         Production taxes                                                  -                        -
         Accretion expense                                                 -                        -
         Depletion expense                                           229,406                        -
                                                             ---------------------        ---------------------
         Results of operations from oil and gas
            producing activities                                   $ 546,543                      $ -
                                                             =====================        =====================

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

      The Company's net ownership in estimated quantities of proved oil and natural gas reserves, and changes in net proved reserves, all of which are located in the Republic of Kazakhstan, are summarized below:
                                                                               Natural Gas
                                                                                  (Mcf)
                                                         ---------------------------------------------------------
                                                                                          For the period from
                                                            For the year ended        inception (May 6, 2003) to
                                                              March 31, 2005              March 31, 2004 (1)
                                                         -------------------------    ----------------------------
      Proved developed and undeveloped
         reserves
            Beginning of the year                                               -                               -
            Revisions of previous estimates                                     -                               -
            Purchase of oil and gas properties                                  -                               -
            Extensions and discoveries                                          -                               -
            Sales of natural gas properties                                     -                               -
            Production                                                          -                               -
                                                         -------------------------    ----------------------------
            End of year                                                         -                               -
                                                         =========================    ============================

      Proved developed reserves at year end                                     -                               -
                                                         =========================    ============================

-------------------
(1) The Company acquired the ADE Block during the period from inception through March 31, 2004. During that period, however, the Company had insufficient geological and engineering data to demonstrate proved reserves with reasonable certainty during that period.

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------

                                                                 Oil, Condensate and Natural Gas Liquids
                                                                                 (MBbls)
                                                         ---------------------------------------------------------
                                                                                          For the period from
                                                            For the year ended        inception (May 6, 2003) to
                                                              March 31, 2005              March 31, 2004 (1)
                                                         -------------------------    ----------------------------
      Proved developed and undeveloped
         reserves
            Beginning of the year                                               -                               -
            Revisions of previous estimates                                     -                               -
            Purchase of oil and gas properties                                  -                               -
            Extensions and discoveries                                 13,228,755                               -
            Sales of natural gas properties                                     -                               -
            Production                                                     68,755                               -
                                                         -------------------------    ----------------------------
            End of year                                                13,160,000                               -
                                                         =========================    ============================

      Proved developed reserves at year end                            10,580,000                               -
                                                         =========================    ============================
-------------------
(1) The Company acquired the ADE Block during the period from inception through
    March 31, 2004. During that period, however, the Company had insufficient geological and engineering data to demonstrate proved reserves with reasonable certainty during that period.

      Standardized Measure - The Standardized Measure of Discounted Future Net
      Cash Flows relating to the Company's ownership interests in proved oil and natural gas reserves for the period from inception (May 6, 2003) through
      March 31, 2004 and for the fiscal year ended March 31, 2005 are shown below:
                                                                                         For the period from
                                                            For the year ended          inception (May 6, 2003)
                                                              March 31, 2005               to March 31, 2004
                                                        ---------------------------    ---------------------------
      Future cash inflows                                            $ 274,607,000                            $ -
      Future oil and natural gas operating
         expenses                                                       46,442,000                              -
      Future development costs                                           7,750,000                              -
      Future income tax expense                                         43,216,000                              -
                                                        ---------------------------    ---------------------------
      Future net cash flows                                            177,199,000                              -
      10% discount factor                                               77,278,000                              -
                                                        ---------------------------    ---------------------------
      Standardized measure of discounted future
         net cash flows                                               $ 99,921,000                            $ -
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

      Changes in Standardized Measure - Changes in Standardized Measure of Discounted Future Net Cash Flows relating to proved oil and gas reserves are summarized below:

                                                                                          For the period from
                                                        For the year ended March        inception (May 6, 2003)
                                                                31, 2005                   to March 31, 2004
                                                       ----------------------------    ---------------------------
      Changes due to current year operations:
         Sales of oil and natural gas, net of oil
         and natural gas operating expenses                                      -                              -
         Sales of oil and natural gas properties                                 -                              -
         Purchase of oil and gas properties                                      -                              -
         Extensions and discoveries                                  $ 228,165,000                              -
      Changes due to revisions of standardized                                   -                              -
         variables
         Prices and operating expenses                                           -                              -
         Revisions to previous quantity estimates                                -                              -
         Estimated future development costs                              7,750,000                              -
         Income taxes                                                   43,216,000                              -
         Accretion of discount                                          77,278,000                              -
         Production rates (timing) and other                                     -                              -
                                                       ----------------------------    ---------------------------
      Net Change                                                        99,921,000                              -
      Beginning of year                                                          -                              -
                                                       ----------------------------    ---------------------------
      End of year                                                     $ 99,921,000                            $ -
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

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------

23.   RESTATEMENT OF FINANCIAL STATEMENTS

      In response to comments raised by the staff of the Securities and Exchange Commission, the Company commenced a re-evaluation of its estimated proved reserves. Based on the Company's internal review, and after consultation with the Audit Committee of the Company's Board of Directors and independent registered public accounting firm, on March 22, 2006, the Company determined it was necessary to restate its Consolidated Balance Sheet as of March 31, 2005, Consolidated Statements of Loss for the year ended March 31, 2005 and for the period from inception (May 6, 2003) to March 31, 2005 and the Supplementary disclosure information on oil and natural gas exploration development and production activities to Consolidated Financial Statements for the year ended March 31, 2005.

      The primary effect of the correction discussed above resulted in the Company reducing the long-term asset "Oil and Gas Properties, Full Cost Method, Less Accumulated Depreciation" by $161,954 on its Consolidated Balance Sheet as of March 31, 2005 and additional accrual of depletion expense by $161,954 on its Consolidated Statement of Loss for the year ended March 31, 2005 and for the period from inception (May 6, 2003) to March 31, 2005. The correction also resulted in the Company reducing its proved developed reserves of natural gas by $15,917,000, proved developed reserves of oil, condensate and natural gas liquids by $3,034,000 and its standardized measure of discounted future net cash flows by $15,164,000.

      Following is a summary of the effects of these adjustments on the Company's Consolidated Balance Sheet as of March 31, 2005 and Consolidated Statements of Loss for the year ended March 31, 2005 and the period from inception (May 6, 2003) to March 31, 2005:

           Balance sheet/Statement of loss items                As restated             As previously reported
      March 31, 2005
      Oil and Gas Properties, Full Cost Method,
         Less Accumulated Depreciation                         $ 42,802,405                   $ 42,964,359
      Total non-current assets                                   43,561,272                     43,723,226
      Total assets                                               61,871,927                     62,033,881
      Deficit accumulated during the development
         stage                                                   (3,900,094)                    (3,738,140)
      Total shareholders' equity                                 54,590,940                     54,752,894
      Total liabilities and shareholders' equity                 61,871,927                     62,033,881

      For the year ended March 31, 2005:
      Production expenses                                      $   (427,103)                  $  (265,149)
      Total expenses                                             (4,761,445)                   (4,599,491)
      Loss from operations                                       (3,787,799)                   (3,625,845)
      Loss before income taxes                                   (3,285,969)                   (3,124,015)
      Loss before minority interest                              (3,286,312)                   (3,124,358)
      Net loss                                                   (3,286,312)                   (3,124,358)
      Loss per common share (basic and diluted)                       0.122                         0.116

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------

      For the period from inception
         (May 6, 2003) to March 31, 2005:
      Production expenses                                       $  (427,103)                  $  (265,149)
      Total expenses                                             (5,547,960)                   (5,386,006)
      Loss from operations                                       (4,574,314)                   (4,412,360)
      Loss before income taxes                                   (3,817,767)                   (3,655,813)
      Loss before minority interest                              (3,818,110)                   (3,656,156)
      Net loss                                                   (3,900,094)                   (3,738,140)


      Following is a summary of the effects of this revision on the Company's
      Supplementary disclosure information on oil and natural gas exploration development and production activities to Consolidated Financial Statements for the year ended March 31, 2005:
                      Disclosure item                            As restated              As previously reported
      March 31, 2005:
      Proved developed reserves of natural gas                        -                         15,917,000
      Proved developed reserves of oil, condensate
         and natural gas liquids                                 10,580,000                     13,614,000
      Standardized measure of discounted future
         net cash flows                                          99,921,000                    115,085,000