Form 10QSB/A
period 2005-06-30
BMB MUNAI INC
filed 2006-04-13
CIK 924805

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



EXPLANATORY NOTE

PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2005 and
           March 31, 2005 ................................................... 4

         Unaudited Consolidated Statements of Loss for the Three Months
           Ended June 30, 2005 and June 30, 2004, and the period from inception (May 6, 2003) to June 30, 2005.......................... 5

         Unaudited Consolidated Statements of Cash Flows for the Three
           Months Ended June 30, 2005 and June 30, 2004 and the period from inception (May 6, 2003) to June 30, 2005.......................... 6

         Notes to Unaudited Consolidated Financial Statements................ 7

     Item 2.  Management's Discussion and Analysis or Plan of Operation..... 21

PART II -- OTHER INFORMATION

     Item 3.  Controls and Procedures........................................31

     Item 6.  Exhibits ......................................................33

     Signatures..............................................................33

               Explanatory Note to Amendment No. 1 to Form 10-QSB

         This Form 10-QSB/A-1 is being filed to correct errors in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements and Management's Discussion and Analysis resulting from a downward revision of the Company's proved oil and gas reserves as of March 31, 2005. In response to comments raised by the staff of the Securities and Exchange Commission, the Company's independent petroleum engineering firm re-evaluated its estimate of the Company's proved reserves at March 31, 2005. The re-evaluation resulted in a reduction of the Company's proved reserves from approximately 40 million barrels of oil equivalent to 13 million barrels of oil equivalent. This downward revision of proved reserves requires the Company to restate its Consolidated Balance Sheet as of June 30, 2005 to correct its accounting for oil and gas properties and Consolidated Statements of Loss for three months ended June 30, 2005 and for the period from inception (May 6, 2003) to June 30, 2005 to correct its accounting for depletion expense.

         The primary effect of the restatement discussed above resulted in the Company reducing the long-term asset "Oil and Gas Properties, Full Cost Method, Less Accumulated Depreciation" by $321,803 on its Consolidated Balance Sheet and additional accrual of depletion expense by $159,849 on its Consolidated Statement of Loss for three months ended June 30, 2005 and by $321,803 on its Consolidated Statement of Loss for the period from inception (May 6, 2003) to June 30, 2005.

         The Consolidated Financial Statements and the entire text of Part I,
Item 2. Management's Discussion and Analysis and Part I, Item 3, Controls and Procedures have been included in this Form 10-QSB/A-1 and reflect the revisions discussed above. Otherwise, this Amendment No. 1 does not modify or update disclosures presented in the original Form 10-QSB. This Amendment No. 1 speaks to the original filing date of the Form 10-QSB on August 8, 2005, and does not modify or update disclosures contained therein, including the nature and character of such disclosures, to reflect events occurring, or items discovered, after the original filing date of the Form 10-QSB.

PART I - FINANCIAL INFORMATION

                  Item 1- Financial Statements

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------------
                                                                                        June 30, 2005
                                                                          Notes          (unaudited)         March 31, 2005
                                                                                          (Restated)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                            $  7,885,926         $  9,989,632
    Marketable securities                                                                     492,539              788,921
    Trade accounts receivable                                                                   1,178              132,400
    Inventories                                                               3             3,876,489            3,227,411
    Prepaid expenses and other assets, net                                    4             4,447,465            4,172,291
                                                                                     -----------------    -----------------
       Total current assets                                                                16,703,597           18,310,655
                                                                                     -----------------    -----------------

NON-CURRENT ASSETS
    Oil and gas properties, full cost method, net                             6            48,634,135           42,802,405
    Other fixed assets, net                                                                   681,811              683,459
    Intangible assets, net                                                                     66,581               14,435
    Restricted cash                                                                            60,973               60,973
                                                                                     -----------------    -----------------
       Total non-current assets                                                            49,443,500           43,561,272
                                                                                     -----------------    -----------------

TOTAL ASSETS                                                                             $ 66,147,097         $ 61,871,927
                                                                                     =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                     $  5,085,154         $  5,844,639
    Due to reservoir consultants                                                              278,000              278,000
    Taxes payable                                                                             325,126              333,063
    Due to Astana Fund                                                        5                     -              250,000
    Accrued liabilities and other payables                                                    196,594              291,969
                                                                                     -----------------    -----------------
       Total current liabilities                                                            5,884,874            6,997,671
                                                                                     -----------------    -----------------

LONG TERM LIABILITIES
    Due to reservoir consultants                                                              222,000              222,000
    Liquidation fund                                                                           60,973               60,973
    Deferred income tax liabilities                                                               343                  343
                                                                                     -----------------    -----------------
       Total long term liabilities                                                            283,316              283,316
                                                                                     -----------------    -----------------

COMMITMENTS AND CONTINGENCIES                                                 9                     -                    -

SHAREHOLDERS' EQUITY
    Share capital                                                             7                31,999               30,514
    Additional paid-in capital                                                7            64,544,653           58,460,520
    Deficit accumulated during the development stage                                       (4,597,745)          (3,900,094)
                                                                                     -----------------    -----------------
       Total shareholders' equity                                                          59,978,907           54,590,940
                                                                                     -----------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $ 66,147,097         $ 61,871,927
                                                                                     =================    =================
See notes to the consolidated financial statements.

                                                               4

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

CONSOLIDATED STATEMENTS OF LOSS
(UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                            Period from
                                                                                                             inception
                                                                      Three months       Three months      (May 6, 2003)
                                                                         ended              ended             through
                                                                      June 30, 2005      June 30, 2004     June 30, 2005
                                                                       (Restated)                           (Restated)
REVENUES                                                               $   662,637        $   118,949       $ 1,636,283

EXPENSES
    Production                                                             227,589             24,322           654,692
    Selling                                                                 42,462              8,436           249,391
    General and administrative                                           1,001,238            550,950         5,843,957
    Amortization and depreciation                                           30,438              9,125           101,647
                                                                    -----------------  ----------------- ------------------
Total expenses                                                           1,301,727            592,833         6,849,687
                                                                    -----------------  ----------------- ------------------
LOSS FROM OPERATIONS                                                      (639,090)          (473,884)       (5,213,404)

OTHER INCOME (EXPENSE)
    Realized gain on marketable securities                                  62,779             54,915           267,214
    Unrealized (loss) gain on marketable securities                         (7,539)          (303,697)          (11,899)
    Foreign exchange gain (loss), net                                     (132,415)            77,654           438,055
    Interest income, net                                                    12,022              2,884           (54,186)
    Other income, net                                                        6,592                  -            58,802
                                                                    -----------------  ----------------- ------------------
Total other income (expense)                                               (58,561)          (168,244)          697,986
                                                                    -----------------  ----------------- ------------------
LOSS BEFORE INCOME TAXES                                                  (697,651)          (642,128)       (4,515,418)

INCOME TAX EXPENSE                                                               -                  -              (343)
                                                                    -----------------  ----------------- ------------------
LOSS BEFORE MINORITY INTEREST                                             (697,651)          (642,128)       (4,515,761)

MINORITY INTEREST                                                                -             39,922           (81,984)
                                                                    -----------------  ----------------- ------------------
NET LOSS                                                               $  (697,651)       $  (602,206)      $(4,597,745)
                                                                    =================  ================= ==================



WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                              31,750,558         20,429,422        29,349,498
LOSS PER COMMON SHARE (BASIC AND DILUTED)                              $     (0.02)       $     (0.03)      $     (0.16)
                                                                    =================  ================= ==================
See notes to the consolidated financial statements.

                                                               5

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                           Period from
                                                                                                            inception
                                                                        Three months     Three months     (May 6, 2003)
                                                                            ended            ended           through
                                                               Notes    June 30, 2005    June 30, 2004    June 30, 2005
                                                                         (Restated)                         (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $  (697,651)     $  (602,206)     $ (4,597,745)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation, depletion and amortization                                  220,216            9,125           520,831
    Provision for doubtful accounts                                                 -                -           129,051
    Minority interest in operation of subsidiary                                    -          (39,922)                -
    Deferred income tax expense                                                     -                -               343
    Unrealized loss on marketable securities                                    7,539          303,697            11,899
Changes in operating assets and liabilities
    Decrease / (increase) in marketable securities                            288,843        1,808,966          (504,438)
    Decrease / (increase) in accounts receivable                              131,222                -            (1,178)
    Increase in inventories                                                  (649,078)        (408,787)       (3,876,489)
    Increase in prepaid expenses                                             (275,174)      (2,314,127)       (4,555,344)
    (Decrease) / increase in accounts payable and other
      accruals                                                             (1,112,797)         403,763         6,009,854
                                                                       ---------------- ----------------  ---------------
Net cash used in operations                                                (2,086,880)        (839,491)       (6,863,216)

Interest paid                                                                       -                -           (84,007)
                                                                       ---------------- ----------------  ---------------
Net cash used in operating activities                                      (2,086,880)        (839,491)       (6,947,223)
                                                                       ---------------- ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of oil and gas properties                                  (6,004,418)        (917,443)      (29,669,465)
    Acquisition of other fixed assets                                         (41,281)         (64,414)         (842,392)
    Acquisition of intangible assets                                          (56,745)            (230)          (74,501)
    Restricted cash                                                                 -                -           (60,973)
    Deposits                                                                        -                -           (21,172)
                                                                       ---------------- ----------------  ---------------
Net cash used in investing activities                                      (6,102,444)        (982,087)      (30,668,503)
                                                                       ---------------- ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                           7          5,221,685                -        42,437,719
    Proceeds from short-term financing                                              -                -           500,000
    Repayment of short-term financing                                               -                -          (500,000)
    Proceeds from issuance of convertible debt                                      -                -         2,000,000
    Proceeds from exercise of common stock options                            863,933                -         1,063,933
                                                                       ---------------- ----------------  ---------------
Net cash provided by financing activities                                   6,085,618                -        45,501,652
                                                                       ---------------- ----------------  ---------------

          NET CHANGE IN CASH AND CASH EQUIVALENTS                          (2,103,706)      (1,821,578)        7,885,926

CASH AND CASH EQUIVALENTS
  at beginning of period                                                    9,989,632        2,126,355                 -
                                                                       ---------------- ----------------  ---------------
CASH AND CASH EQUIVALENTS
  at end of period                                                        $ 7,885,926      $   304,777      $  7,885,926
                                                                       ================ ================  ===============

Non cash transactions:
    Conversion of debt into common stock                                  $         -      $         -      $  2,000,000
    Accrual of liabilities to Astana Fund                        5        $         -      $         -      $    250,000
    Acquisition of 30% of Emir Oil LLP by issuance of
      3,500,000 shares of common stock                           7        $         -      $         -      $ 19,075,000

See notes to the consolidated financial statements.

                                                               6

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

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.    INVENTORIES

      Inventories as of June 30, 2005 and March 31, 2005 were as follows:

                                                                                  June 30, 2005        March 31, 2005
                                                                                   (unaudited)
       Construction material                                                         $ 3,719,351           $ 3,103,555
       Spare parts                                                                        75,543                59,706
       Crude oil produced                                                                  5,084                 7,735
       Other                                                                              76,511                56,415
                                                                               --------------------  --------------------
                                                                                     $ 3,876,489           $ 3,227,411
                                                                               ====================  ====================

4.    PREPAID EXPENSES AND OTHER ASSETS

      Prepaid expenses as of June 30, 2005 and March 31, 2005 were as follows:
                                                                                  June 30, 2005        March 31, 2005
                                                                                   (unaudited)
       Advances for services                                                         $ 1,860,448             $ 589,944
       Advances for material                                                           1,276,428             2,301,074
       VAT recoverable                                                                 1,310,189             1,217,751
       Other                                                                             129,451               192,573
       Reserves against uncollectible advances and prepayments                          (129,051)             (129,051)
                                                                               --------------------  --------------------
                                                                                     $ 4,447,465           $ 4,172,291
                                                                               ====================  ====================

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



BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
       Professional services received in exploration and development activities        5,780,567             4,798,314
       Material and fuel used in exploration and development activities                3,588,076             2,891,765
       Infrastructure development costs                                                1,415,791             1,231,391
       Geological and geophysical                                                        859,790               653,571
       Other capitalized costs                                                         4,616,144             3,334,630
      Accumulated depreciation, depletion and amortization                              (419,184)             (229,406)
                                                                               --------------------  --------------------
                                                                                    $ 48,634,135          $ 42,802,405
                                                                               ====================  ====================

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

      Common stock sold in private placements as of June 31, 2005 are as following:

                                                  Number of       Share price     Gross amount        Net amount
                                                 shares sold                         raised            received
       First private placement                    4,830,494      $ 2.15-$ 2.50    $511,113,562       $ 9,935,874
       Second private placement                   4,584,340             $ 4.00      18,337,360        17,311,906
       Third private placement                    3,101,000             $ 5.00      15,505,000        15,189,939
                                               -------------                      -------------    ---------------
                                                 12,515,834                       $ 44,955,922      $ 42,437,719
                                               =============                      =============    ===============

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

      Stock options and warrants outstanding and exercisable as of June 30, 2005 are:

                                                                            Number of shares         Weighted
                                                                                                 Average Exercise
                                                                                                      price
                                                                            -----------------    -----------------
       As of March 31, 2005                                                        1,144,341              $ 3.22

          Granted                                                                    110,100                5.00
          Exercised                                                                 (384,080)               2.25
          Expired                                                                    (98,970)               2.50
                                                                            -----------------    ----------------
       As of June 30, 2005                                                           771,391              $ 4.05
                                                                            =================    ================

BMB MUNAI, INC
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Stock options and warrants as of June 30, 2005 are:


                         Options and Warrants outstanding                       Options and Warrants exercisable
      ----------------------------------------------------------------------  ------------------------------------
          Range of          Options and         Weighted         Weighted       Options and     Weighted Average
       exercise price         Warrants          Average          Average          Warrants       Exercise Price
                                             Exercise Price    Contractual
                                                                Life (years)
      ------------------  -----------------  --------------- ---------------  ----------------- ------------------
       $ 2.15 - $ 5.00        771,391             4.05              2.41           771,391            4.05

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


12.   RESTATEMENT OF FINANCIAL STATEMENTS

      In response to comments raised by the staff of the Securities and Exchange Commission, the Company commenced a re-evaluation of its proved reserves. Based on the Company's internal review, and after consultation with the Audit Committee of the Company's Board of Directors and independent registered public accounting firm, on March 22, 2006, the Company determined it was necessary to restate its Consolidated Balance Sheet as of June 30, 2005 to correct its accounting for oil and gas properties and Consolidated Statements of Loss for three months ended June 30, 2005 and for the period from inception (May 6, 2003) to June 30, 2005 to correct its accounting for depletion expense.

      The primary effect of the correction discussed above resulted in the Company reducing the long-term asset "Oil and Gas Properties, Full Cost Method, Less Accumulated Depreciation" by $321,803 on its Consolidated Balance Sheet and additional accrual of depletion expense by $159,849 on its Consolidated Statement of Loss for three months ended June 30, 2005 and by $321,803 on its Consolidated Statement of Loss for the period from inception (May 6, 2003) to June 30, 2005.

      Following is a summary of the effects of these adjustments on the Company's Consolidated Balance Sheet as of June 30, 2005 and Consolidated Statements of Loss for three months ended June 30, 2005 and the period from inception (May 6, 2003) to June 30, 2005:

                                       19

           Balance sheet/Statement of loss items                As restated              As previously reported

      June 30, 2005:
      Oil and Gas Properties, Full Cost Method,
         Less Accumulated Depreciation                         $ 48,634,135                   $ 48,955,938
      Total non-current assets                                   49,443,500                     49,765,303
      Total assets                                               66,147,097                     66,468,900
      Deficit accumulated during the development
         stage                                                   (4,597,745)                    (4,275,942)
      Total shareholders' equity                                 59,978,907                     60,300,710
      Total liabilities and shareholders' equity                 66,147,097                     66,468,900

      For the three months ended
         June 30, 2005:
      Production expenses                                      $   (227,589)                  $    (67,740)
      Total expenses                                             (1,301,727)                    (1,141,878)
      Loss from operations                                         (639,090)                      (479,241)
      Loss before income taxes                                     (697,651)                      (537,802)
      Loss before minority interest                                (697,651)                      (537,802)
      Net loss                                                     (697,651)                      (537,802)

      For the period from inception
         (May 6, 2003) to June 30, 2005:
      Production expenses                                      $   (654,692)                  $   (332,889)
      Total expenses                                             (6,849,687)                    (6,527,884)
      Loss from operations                                       (5,213,404)                    (4,891,601)
      Loss before income taxes                                   (4,515,418)                    (4,193,615)
      Loss before minority interest                              (4,515,761)                    (4,193,958)
      Net loss                                                   (4,597,745)                    (4,275,942)
      Loss per common share (basic and diluted)                       (0.16)                         (0.15)

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

                                                                                            Three months ended
                                                                                               June 30, 2005
                                                                                         to the three months ended
                                                                                               June 30, 2004
                                                                                        -----------------------------
                                                 For the three          For the three          $               %
                                                  Months ended           months ended       Increase         Increase
                                                 June 30, 2005          June 30, 2004     (Decrease)       (Decrease)
                                               ------------------    -------------------- ------------    -------------
Production volumes:
  Natural gas (Mcf)                                         -                       -            -                -
  Natural gas liquids (Bbls)                                -                       -            -                -
  Oil and condensate (Bbls)                            41,456                  11,405       30,051             263%
  Barrels of Oil equivalent (BOE)                           -                       -            -                -

Average Sales Price
  Natural gas ($ per Mcf)                            $      -                $      -    $       -
                                                                                                                  -
  Natural gas liquids ($ per Bbl)                    $      -                $      -    $       -
                                                                                                                  -
  Oil and condensate ($ per Bbl)                     $  17.98                $  13.22    $    4.76              36%
  Barrels of Oil equivalent
    ($ per BOE)                                      $      -                $      -    $       -
                                                                                                                  -

Operating Revenue:
Natural gas                                          $      -                $      -    $       -                -
Natural gas liquids                                         -                       -            -                -
Oil and condensate                                    662,637                 118,949      543,688             457%
Gain on hedging and derivatives(1)                          -                       -            -                -
                                            ------------------    -------------------- ------------    -------------
      Total                                          $662,637                $118,949    $ 543,688             457%
                                            ==================    ==================== ============    =============

------------------
(1) We did not engage in hedging transactions, including derivatives during the three months ended June 30, 2005, or the three months ended June 30, 2004.

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

Costs and Operating Expenses

         The following table presents a detail of our expenses for the three months ended June 30, 2005 and 2004:

                                            For the three months ended      For the three months ended June
                                                  June 30, 2005                         30, 2004
                                           -----------------------------    ---------------------------------
Expenses:
   Production                                                $  227,589                            $  24,322
   Selling                                                       42,462                                8,436
   Depreciation and
      amortization                                               30,438                                9,125
   General and administrative                                 1,001,238                              550,950

Total                                                        $1,301,727                            $ 592,833
                                           =============================    =================================
Expenses ($ per BOE):
   Oil and gas operating(1)                                        1.03                                 2.70
   Depletion (2)                                                   5.15                                    -

--------------------
(1) Includes production cost and ad valorem taxes.
(2) Represents depletion of oil and gas properties only.

         Production Expenses. During the three months ended June 30, 2005, we incurred $227,589 in production expenses compared to $24,322 during the three months ended June 30, 2004. A significant portion of the increase in production expenses is attributable to accrual of depletion. During the first quarter we accrued $189,778 depletion expenses of oil and gas properties. Additionally production cost increased as a result of hiring more production and maintenance personal and repair overhead. We expect production expenses to continue to increase in the upcoming fiscal quarters. At the present time, however, it is unclear the rate at which our production expenses may increase in upcoming fiscal quarters.


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


         Loss from Operations. During the three months ended June 30, 2005 we realized a loss from operations of $639,090 compared to a net loss from operations of $473,884 during the three months ended June 30, 2004. We realized a 457% increase in revenue during the three months ended June 30, 2005 compared to the comparable period 2004. This increase was offset by a 836% increase in production cost and an 82% increase in general and administrative expenses, which resulted in a 35% increase in loss from operations during the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004. Until such time as revenue from oil and gas sales exceeds expenses we will continue to generate operating losses. At this time, it is unclear when we will generate sufficient oil and gas to offset our expenses.


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


         Net Loss. During the three months ended June 30, 2005 we realized a net loss of $697,651 compared to a net loss of $602,206 for the three months ended June 30, 2004. While our production and revenues are increasing, we will continue to realize net losses from operations until such time as revenues generated from oil and gas production and sales and other income offset our expenses. At this time, it is unclear when, or if, that may occur.


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

                                                                   Three months ended            Three months ended
                                                                     June 30, 2005                  June 30, 2004
                                                                   ------------------            ------------------
Net cash used in operating activities                                 $(2,086,880)                     $(839,491)
Net cash used in investing activities                                  (6,102,444)                      (982,087)
Net cash provided by financing activities                                6,085,618                              -
                                                                   ------------------            ------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                             $(2,103,706)                   $(1,821,578)
                                                                   ==================            ==================

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

-----------------
(1) Under the terms of our contract with the ROK, we are required to spend a total of at least $19.8 million dollars in exploration, development and improvements within the ADE Block, as extended during the term of the license, including $9.3 million in the 2005 calendar year, $6 million in the 2006 calendar year and $4.5 million in the 2007 calendar year. If we fail to do so, we may be subject to the loss of our exploration license.
(2) In connection with our acquisition of the oil and gas contract covering the ADE Block, we are required to repay the ROK for historical costs incurred by it in undertaking geological and geophysical studies and infrastructure improvements. The repayment terms of this obligation will not be determined until such time as we apply for and are granted commercial production rights by the ROK. Under our contract, if we wish to commence commercial production, we must apply for such right prior to the expiration of our exploration and development rights in June 2007. We are legally entitled to receive commercial production rights and have the exclusive right to negotiate such with the ROK, and the ROK is required to conduct the negotiations under the Law of Petroleum in Kazakhstan. Although we can apply for commercial production rights at any time, we enjoy certain benefits under our contract that currently make it more economically advantageous for us to continue exploration and development activities at this time. We anticipate that we will apply for commercial production rights sometime during the first half of the 2007 calendar year. Should we decide not to pursue a commercial production contract, we can relinquish the ADE Block to the ROK in satisfaction of this obligation.
(3) As with the ADE Block, we will also be required to repay the ROK its historical costs for access to and use of geological and geophysical data gathered and infrastructure improvement previously made by the ROK within the Extended Territory. We are presently negotiating the amount and terms of this obligation with the ROK. This approximately $6 million obligation represents only our repayment obligation with respect to the ADE Block, and not the extended territory.

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

         There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2005.


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

                                                    BMB MUNAI, INC.



Date: April 12, 2006                                By:  /s/ Boris Cherdabayev
                                                       -------------------------
                                                       Boris Cherdabayev,
                                                       Chief Executive Officer,
                                                       President and Director



Date: April 12, 2006                                By:  /s/ Sanat Kasymov
                                                       -------------------------
                                                       Sanat Kasymov,
                                                       Chief Financial Officer