Form 10QSB/A
period 2005-09-30
BMB MUNAI INC
filed 2006-04-14
CIK 924805

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

                                   30-0233726
                       -----------------------------------
                      (I.R.S. Employer Identification No.)

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

         Consolidated Balance Sheets as of September 30, 2005 and
           March 31, 2005 ....................................................4

         Consolidated Statements of Loss for the Three and Six Months
           Ended September 30, 2005, the Three and Six Months Ended
           September 30, 2004, and the period from inception
           (May 6, 2003) to September 30, 2005................................5

         Consolidated Statements of Cash Flows for the Six Months Ended
           September 30, 2005, the Six Months Ended September 30, 2004,
           and the period from inception (May 6, 2003) to
           September 30, 2005.................................................6

         Notes to Consolidated Financial Statements...........................7

     Item 2.  Managements' Discussion and Analysis of Financial Condition
                and Results of Operations....................................21

     Item 3.  Controls and Procedures........................................34

PART II -- OTHER INFORMATION

     Item 6.  Exhibits.......................................................35

     Signatures..............................................................36

                Explantory Note to Amendment No. 1 to Form 10-QSB

         This Form 10-QSB/A-1 is being filed to correct errors in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements and Management's Discussion and Analysis resulting from a downward revision of the Company's proved oil and gas reserves as of March 31, 2005. In response to comments raised by the staff of the Securities and Exchange Commission, the Company's independent petroleum engineering firm re-evaluated its estimate of the Company's proved reserves at March 31, 2005. The re-evaluation resulted in a reduction of the Company's proved reserves from approximately 41 million barrels of oil equivalent to 13 million barrels of oil equivalent. This downward revision of proved reserves requires the Company to restate its Consolidated Balance Sheets as of September 30, 2005 to correct its accounting for oil and gas properties and Consolidated Statements of Loss for three and six months ended September 30, 2005 and for the period from inception (May 6, 2003) to September 30, 2005 to correct its accounting for depletion expense.

         The primary effect of the correction discussed above resulted in the Company reducing the long-term asset "Oil and Gas Properties, Full Cost Method, Less Accumulated Depreciation" by $497,287 on its Consolidated Balance Sheet and additional accrual of depletion expense by $175,484 on its Consolidated Statement of Loss for three months ended September 30, 2005 and by $497,287 on its Consolidated Statements of Loss for six months ended September 30, 2005 and for the period from inception (May 6, 2003) to September 30, 2005.

         The Consolidated Financial Statements and the entire text of Part I,
Item 2. Management's Discussion and Analysis and Part I, Item 3, Controls and Procedures have been included in this Form 10-QSB/A-1 and reflect the revisions discussed above. Otherwise, this Amendment No. 1 does not modify or update disclosures presented in the original Form 10-QSB. This Amendment No. 1 speaks to the original filing date of the Form 10-QSB on November 21, 2005, and does not modify or update disclosures contained therein, including the nature and character of such disclosures, to reflect events occurring, or items discovered, after the original filing date of the Form 10-QSB.

PART I - FINANCIAL INFORMATION

                  Item 1 - Unaudited Consolidated Financial Statements

BMB MUNAI, INC.
(A Development Stage Entity)

CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------
                                                                                 September 30, 2005
                                                                    Notes             (Restated)            March 31, 2005
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                        $  1,764,783            $  9,989,632
    Marketable securities                                                                 617,497                 788,921
    Trade accounts receivable                                                             806,612                 132,400
    Inventories                                                       3                 4,016,174               3,227,411
    Prepaid expenses and other assets, net                            4                 4,068,325               4,172,291
                                                                            ----------------------- -----------------------
       Total current assets                                                            11,273,391              18,310,655
                                                                            ----------------------- -----------------------

LONG TERM ASSETS
    Oil and gas properties, full cost method, net                     6                51,625,809              42,802,405
    Other fixed assets, net                                                               664,314                 683,459
    Intangible assets, net                                                                 60,407                  14,435
    Restricted cash                                                                        60,973                  60,973
                                                                            ----------------------- -----------------------
       Total long term assets                                                          52,411,503              43,561,272
                                                                            ----------------------- -----------------------

TOTAL ASSETS                                                                         $ 63,684,894            $ 61,871,927
                                                                            ======================= =======================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                 $  2,641,723            $  5,844,639
    Due to reservoir consultants                                                          278,000                 278,000
    Taxes payable                                                                         370,876                 333,063
    Due to Astana Fund                                                5                         -                 250,000
    Accrued liabilities and other payables                                                 29,688                 291,969
                                                                            ----------------------- -----------------------
       Total current liabilities                                                        3,320,287               6,997,671
                                                                            ----------------------- -----------------------

LONG TERM LIABILITIES
    Due to reservoir consultants                                                          222,000                 222,000
    Liquidation fund                                                                       60,973                  60,973
    Deferred income tax liabilities                                                           343                     343
                                                                            ----------------------- -----------------------
       Total long term liabilities                                                        283,316                 283,316
                                                                            ----------------------- -----------------------

COMMITMENTS AND CONTINGENCIES                                         9                         -                       -

SHAREHOLDERS' EQUITY
    Share capital                                                     7                    32,459                  30,514
    Additional paid in capital                                        7                68,532,034              58,460,520
    Deficit accumulated during the development stage                                   (8,483,202)             (3,900,094)
                                                                            ----------------------- -----------------------
       Total shareholders' equity                                                      60,081,291              54,590,940
                                                                            ----------------------- -----------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 63,684,894            $ 61,871,927
                                                                            ======================= =======================

See notes to the consolidated financial statements.

                                                               4

BMB MUNAI, INC.
(A Development Stage Entity)

CONSOLIDATED STATEMENTS OF LOSS
(UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                       Period from
                                                                                                                         inception
                                                                                                                      (May 6, 2003)
                              Three months ended   Three months ended    Six months ended     Six months ended           through
                              September 30, 2005   September 30, 2004   September 30, 2005   September 30, 2004   September 30, 2005
                                  (Restated)                                 (Restated)                                (Restated)
REVENUES                        $  1,385,336         $   173,038        $  2,047,973         $    291,987            $  3,021,619

EXPENSES
  Production                          52,070              36,927              89,881               61,249                 287,578
  Selling                            134,364              14,563             176,826               22,999                 383,755
  General and administrative       4,880,514             844,332           5,881,752            1,395,282              10,724,471
  Depletion                          313,912                   -             665,644                    -                 733,096
  Amortization and
    depreciation                      34,368              18,060              64,806               27,186                 136,015
                              -----------------  ------------------ -------------------  -------------------   ---------------------
Total expenses                     5,415,228             913,882           6,878,909            1,506,716              12,264,915
                              -----------------  ------------------ -------------------  -------------------   ---------------------

LOSS FROM OPERATIONS              (4,029,892)           (740,844)         (4,830,936)          (1,214,729)             (9,243,296)

OTHER INCOME (EXPENSE)
  Realized gain on marketable
    securities                       118,909               3,983             181,688               58,898                 386,123
  Unrealized gain (loss) on
    marketable securities                  -              11,087              (7,539)            (292,610)                (11,899)
  Foreign exchange gain
    (loss), net                        8,279             125,032            (124,136)             202,686                 446,334
  Interest income /
    (expense), net                         -             (6,785)              12,022               (3,901)                (54,186)
  Other income, net                   17,247                   -              23,839                    -                  76,049
                              -----------------  ------------------ -------------------  -------------------   ---------------------
Total other income                   144,435             133,317              85,874              (34,927)                842,421
                              -----------------  ------------------ -------------------  -------------------   ---------------------

LOSS BEFORE INCOME TAXES          (3,885,457)           (607,527)         (4,745,062)          (1,249,656)             (8,400,875)

INCOME TAX EXPENSE                         -                   -                   -                    -                   (343)
                              -----------------  ------------------ -------------------  -------------------   ---------------------
LOSS BEFORE MINORITY INTEREST     (3,885,457)           (607,527)         (4,745,062)          (1,249,656)             (8,401,218)
                              -----------------  ------------------ -------------------  -------------------   ---------------------

MINORITY INTEREST                          -                   -                   -                    -                (81,984)
                              -----------------  ------------------ -------------------  -------------------   ---------------------
NET LOSS                        $ (3,885,457)        $  (607,527)       $ (4,745,062)        $ (1,249,656)           $ (8,483,202)
                              =================  ================== ===================  ===================   =====================


WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING              32,376,574          26,392,115          32,187,708           23,427,059              29,568,073
LOSS PER COMMON SHARE
  (BASIC AND DILUTED)           $      (0.12)        $     (0.02)       $      (0.15)        $      (0.05)           $      (0.29)

See notes to the consolidated financial statements.

                                                               5

BMB MUNAI, INC.
(A Development Stage Entity)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Period from
                                                                          Six months     Six months ended        inception
                                                                             ended         September 30,       (May 6, 2003)
                                                                Notes    September 30,         2004               through
                                                                              2005                            September 30, 2005
                                                                           (Restated)                             (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $(4,745,062)    $ (1,249,656)          $ (8,483,202)
Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation, depletion and amortization                                  730,450           27,186                869,111
    Provision for doubtful accounts                                                 -                -                129,051
    Deferred income tax expense                                                     -                -                    343
    Stock based compensation expense                              7         3,815,158                -              3,815,158
    Stock issued for services                                     7           172,682                -                172,682
    Unrealized loss on marketable securities                                  118,909                -                123,269
Changes in operating assets and liabilities
    Decrease / (increase) in marketable securities                             52,515        2,102,800               (740,766)
    Increase in trade accounts receivable                                    (674,212)               -               (806,612)
    Increase in inventories                                                  (788,763)      (1,780,079)            (4,016,174)
    Decrease / (increase) in prepaid expenses and other assets                103,966       (5,136,252)            (4,176,204)
    (Decrease) / increase in current liabilities                           (3,677,384)       1,444,436              3,361,260
    Restricted cash                                                                 -                -                (60,973)
    Rent deposit                                                                    -                -                (21,172)
                                                                       ---------------- -----------------  ---------------------
Net cash used in operating activities                                      (4,891,741)      (4,591,565)            (9,834,229)
                                                                       ---------------- -----------------  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in short term loan receivable                                        -       (5,667,220)                     -
    Acquisition of oil and gas properties                         6        (9,294,889)      (5,379,966)           (32,959,936)
    Acquisition of other fixed assets                                         (67,093)        (609,777)              (868,204)
    Acquisition of intangible assets                                          (56,745)          (1,541)               (74,501)
                                                                       ---------------- -----------------  ---------------------
Net cash used in investing activities                                      (9,418,727)     (11,658,504)           (33,902,641)
                                                                       ---------------- -----------------  ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                      5,221,685       17,311,906             42,437,719
    Proceeds from short-term financing                                              -                -                500,000
    Repayment of short-term financing                                               -                -              (500,000)
    Proceeds from issuance of convertible debt                                      -                -              2,000,000
    Proceeds from exercise of common stock options                            863,934                -              1,063,934
                                                                       ---------------- -----------------  ---------------------
Net cash provided by financing activities                                   6,085,619       17,311,906             45,501,653
                                                                       ---------------- -----------------  ---------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (8,224,849)       1,061,837              1,764,783
CASH AND CASH EQUIVALENTS at beginning of period                            9,989,632        2,126,355                      -
                                                                       ---------------- -----------------  ---------------------
CASH AND CASH EQUIVALENTS at end of period                                  1,764,783     $  3,188,192              1,764,783
                                                                       ================ =================  =====================

Significant non cash transactions:
    Conversion of debt into common stock                                            -                -           $  2,000,000
    Accrual of liabilities to Astana Fund                                           -                -           $    250,000
    Acquisition of 30% of Emir Oil LLP by issuance of
      3,500,000 shares of common stock                                              -     $ 19,075,000           $ 19,075,000
    Stock options and grants issued for services                  7       $   172,682                -           $    172,682
    Stock options and grants issued to employees                  7       $ 3,815,158                -           $  3,815,158

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

3.    INVENTORIES

      Inventories as of September 30, 2005 and March 31, 2005 were as follows:

                                                                                 September 30, 2005       March 31, 2005
       Construction material                                                          $ 3,844,558           $ 3,103,555
       Spare parts                                                                        112,568                59,706
       Crude oil produced                                                                   9,126                 7,735
       Other                                                                               49,922                56,415
                                                                                 -----------------        --------------
                                                                                      $ 4,016,174           $ 3,227,411
                                                                                 =================        ===============

BMB MUNAI, INC.
(A Development Stage Entity)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.    PREPAID EXPENSES AND OTHER ASSETS, NET

      Prepaid expenses and other assets, net, as of September 30, 2005 and March 31, 2005 were as follows:

                                                                                 September 30, 2005       March 31, 2005
       Advances for services                                                          $ 1,975,365             $ 589,944
       VAT recoverable                                                                  1,354,005             1,217,751
       Advances for material                                                              618,084             2,301,074
       Other                                                                              249,922               192,573

      Reserves against uncollectible advances and prepayments                           (129,051)             (129,051)
                                                                                 -----------------        --------------
                                                                                      $ 4,068,325           $ 4,172,291
                                                                                 =================        ===============

5.    DUE TO ASTANA FUND

      In 2004 the Government of the Republic of Kazakhstan imposed a liability in the amount of $250,000 to make cash contributions to the Astana Fund.
      The Astana Fund is a government fund used by the Government of the Republic of Kazakhstan to accumulate cash for construction and development of Astana, the new capitol of the Republic of Kazakhstan. On May 27, 2005 the Company made a cash contribution of $250,000 to Astana Fund.

6.    OIL AND GAS PROPERTIES, FULL COST METHOD, NET

      Oil and gas properties, full cost method, net, as of September 30, 2005 and March 31, 2005 were as follows:
                                                                                 September 30, 2005       March 31, 2005
       Subsoil use right                                                             $ 20,788,119          $ 20,788,119
       Cost of drilling wells                                                          12,977,179             9,334,021
       Material and fuel used in exploration and development activities                 7,633,137             2,891,765
       Professional services received in exploration and development
          activities                                                                    4,529,910             4,798,314
       Infrastructure development costs                                                 1,330,640             1,231,391
       Geological and geophysical                                                         989,187               653,571
       Other capitalized costs                                                          4,110,733             3,334,630

      Accumulated depletion                                                              (733,096)             (229,406)
                                                                                 -----------------        --------------
                                                                                     $ 51,625,809          $ 42,802,405
                                                                                 =================        ==============

BMB MUNAI, INC.
(A Development Stage Entity)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.    SHARE AND ADDITIONAL PAID IN CAPITAL

      Common and preferred stock as of September 30, 2005 and March 31, 2005 are as follows:

                                                                                 September 30, 2005       March 31, 2005
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

BMB MUNAI, INC.
(A Development Stage Entity)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Common stock sold in private placements as of September 30, 2005 is as follows:

                                                Number of       Share price        Gross amount        Net amount
                                               shares sold                             raised           received
       First private placement                   4,830,494     $ 2.15-$ 2.50       $ 11,113,562        $ 9,935,874
       Second private placement                  4,584,340            $ 4.00         18,337,360         17,311,906
       Third private placement                   3,101,000            $ 5.00         15,505,000         15,189,939
                                           -----------------                    ----------------- ------------------
                                                12,515,834                         $ 44,955,922       $ 42,437,719
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

BMB MUNAI, INC.
(A Development Stage Entity)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Stock options and warrants outstanding and exercisable as of September 30, 2005 are:

                                                                       Number of Shares       Weighted Average
                                                                                                  Exercise
                                                                                                    Price
                                                                       -----------------   ------------------------
       As of March 31, 2005                                                  1,144,341                     $ 3.22

          Granted                                                              930,883                       4.78
          Exercised                                                           (384,080)                      2.25
          Expired                                                              (98,970)                      2.50
                                                                       -----------------   ------------------------
       As of September 30, 2005                                              1,592,174                     $ 4.41
                                                                       =================   ========================

      Stock options and warrants as of September 30, 2005 are:

                         Options and Warrants Outstanding                        Options and Warrants Exercisable
      -----------------------------------------------------------------------  -----------------------------------
          Range of          Options and         Weighted         Weighted       Options and     Weighted Average
       Exercise Price         Warrants          Average          Average          Warrants       Exercise Price
                                             Exercise Price    Contractual
                                                               Life (years)
      ------------------  -----------------  --------------- ---------------------------------- ------------------
       $ 3.50 - $ 5.00         1,592,174            4.41            3.75           1,592,174          4.41

      The estimated fair value of the stock options and warrants issued were determined using Black-Scholes option pricing model with the following assumptions:
                                                                           September, 2005          March 31, 2005
       Risk-free interest rate                                                     4.01%                  3.20%
       Expected option life                                                      2 years                 1 year
       Expected volatility in the price of the Company's common                      74%                    76%
       shares
       Expected dividends                                                             0%                     0%

       Weighted average fair value of options and warrants granted
          during the year                                                         $ 2.01                 $ 2.22

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

12.   RESTATEMENT OF FINANCIAL STATEMENTS

      In response to comments raised by the staff of the Securities and Exchange Commission, the Company commenced a re-evaluation of its proved reserves. Based on the Company's internal review, and after consultation with the Audit Committee of the Company's Board of Directors and independent registered public accounting firm, on March 22, 2006, the Company determined it was necessary to restate its Consolidated Balance Sheet as of September 30, 2005 to correct its accounting for oil and gas properties and Consolidated Statements of Loss for three months ended September 30, 2005, six months ended September 30, 2005 and for the period from inception (May 6, 2003) to September 30, 2005 to correct its accounting for depletion expense.

      The primary effect of the correction discussed above resulted in the Company reducing the long-term asset "Oil and Gas Properties, Full Cost Method, Less Accumulated Depreciation" by $497,287 on its Consolidated Balance Sheet and additional accrual of depletion expense by $175,484 on its Consolidated Statement of Loss for three months ended September 30, 2005 and by $497,287 on its Consolidated Statements of Loss for six months ended September 30, 2005 and for the period from inception (May 6, 2003) to September 30, 2005.

      Following is a summary of the effects of these adjustments on the Company's Consolidated Balance Sheet as of September 30, 2005 and Consolidated Statements of Loss for three months ended September 30, 2005, six month ended September 30, 2005 and the period from inception (May 6, 2003) to September 30, 2005:

BMB MUNAI, INC.
(A Development Stage Entity)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

           Balance sheet/Statement of loss items               As restated          As previously reported
      September 30, 2005:
      Oil and Gas Properties, Full Cost Method,
         Less Accumulated Depreciation                        $ 51,625,809                $ 52,123,096
      Total long term assets                                    52,411,503                  52,908,790
      Total assets                                              63,684,894                  64,182,181
      Deficit accumulated during the development
         stage                                                  (8,483,202)                 (7,985,915)
      Total shareholders' equity                                60,081,291                  60,578,578
      Total liabilities and shareholders' equity                63,684,894                  64,182,181

      For the three months ended September 30, 2005:
      Depletion                                               $   (313,912)               $   (138,428)
      Total expenses                                            (5,415,228)                 (5,239,744)
      Loss from operations                                      (4,029,892)                 (3,854,408)
      Loss before income taxes                                  (3,885,457)                 (3,709,973)
      Loss before minority interest                             (3,885,457)                 (3,709,973)
      Net loss                                                  (3,885,457)                 (3,709,973)
      Loss per common share (basic and diluted)                      (0.12)                      (0.11)

      For the six months ended September 30, 2005:
      Depletion                                               $   (665,644)               $   (168,357)
      Total expenses                                            (6,878,909)                 (6,381,622)
      Loss from operations                                      (4,830,936)                 (4,333,649)
      Loss before income taxes                                  (4,745,062)                 (4,247,775)
      Loss before minority interest                             (4,745,062)                 (4,247,775)
      Net loss                                                  (4,745,062)                 (4,247,775)
      Loss per common share (basic and diluted)                      (0.15)                      (0.13)

      For the period from inception (May 6, 2003)
        to September 30, 2005:
      Depletion                                               $   (733,096)               $   (235,809)
      Total expenses                                           (12,264,915)                (11,767,628)
      Loss from operations                                      (9,243,296)                 (8,746,009)
      Loss before income taxes                                  (8,400,875)                 (7,903,588)
      Loss before minority interest                             (8,401,218)                 (7,903,931)
      Net loss                                                  (8,483,202)                 (7,985,915)
      Loss per common share (basic and diluted)                      (0.29)                      (0.27)

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

Costs and Operating Expenses

         The following table presents details of our expenses for the three months ended September 30, 2005 and 2004:

                                             For the three months ended         For the three months ended
                                                 September 30, 2005                 September 30, 2004
                                           -------------------------------     ------------------------------
Expenses:
   Production                                                 $    52,070                          $  36,927
   Selling                                                        134,364                             14,563
   Depletion                                                      313,912                                  -
   Depreciation and amortization                                   34,368                             18,060
   General and administrative                                   4,880,514                            844,332
Total                                                         $ 5,415,228                          $ 913,882
                                           ===============================     ==============================
Expenses ($ per BOE):
   Oil and gas operating(1)                                          0.83                               2.84
   Depletion (2)                                                     5.56                               1.39

-----------------
(1)  Includes production costs and ad valorem taxes.
(2)  Represents depletion of oil and gas properties only.


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


         General and Administrative Expenses. General and administrative expenses during the three months ended September 30, 2005 were $4,880,514 compared to $844,332 during the three months ended September 30, 2004. This represents a 478% increase in general and administrative expenses. This significant increase is attributable to a 924% increase in payroll and other compensation to employees. During the three months ended September 30, 2005 we granted restricted stock and stock options to directors, officers and key employees of the Company. Fair value of stock and stock options was recognized in our consolidated financial statements as compensation expense. The total amount of compensation expense recognized as a result of the stock and option grants is $3,734,159. Additionally during the three months ended September 30, 2005 we hired more field and administrative personnel and incurred legal expenses. We do not expect general and administrative expenses to increase at such a significant rate in the upcoming quarters. We anticipate increases in revenue, operating expenses and selling expenses will outpace the increase in general and administrative expenses in upcoming quarters.

         Loss from Operations. During the three months ended September 30, 2005 we realized a loss from operations of $4,029,892 compared to a loss from operations of $740,844 during the three months ended September 30, 2004. We realized a 701% increase in revenue during the three months ended September 30, 2005 compared to the comparable period 2004. This increase was offset by a 41% increase in production expenses and a 478% increase in general and administrative expenses, which resulted in a 444% increase in loss from operations during the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. Until such time as revenue from oil and gas sales exceeds expenses we will continue to generate operating losses. At this time, it is unclear when we will generate sufficient oil and gas to offset our expenses.

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

         Net Loss. During the three months ended September 30, 2005 we realized a net loss of $3,885,457 compared to a net loss of $607,527 for the three months ended September 30, 2004. Notwithstanding the significant increase in revenue resulting from increased oil and gas production during the quarter ended September 30, 2005 net loss increased significantly. This significant increase in net loss is largely attributable to 478% increase in general and administrative expenses. During the three months ended September 30, 2005 our general and administrative expenses increased by $4,036,182 compared to the three months ended September 30, 2004. While our production and revenues are increasing, we will continue to realize net losses from operations until such time as revenues generated from oil and gas production and sales and other income offset our expenses. At this time, it is unclear when, or if, that may occur.

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

-----------------
(1) We did not engage in hedging transactions, including derivatives during the six months ended September 30, 2005, or the six months ended September 30, 2004.

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

Costs and Operating Expenses

         The following table presents details of our expenses for the six months ended September 30, 2005 and 2004:

                                              For the six months ended           For the six months ended
                                                 September 30, 2005                 September 30, 2004
                                           -------------------------------     ------------------------------
Expenses:
   Production                                                 $    89,881                        $    61,249
   Selling                                                        176,826                             22,999
   Depletion                                                      665,644                                  -
   Depreciation and amortization                                   64,806                             27,186
   General and administrative                                   5,881,752                          1,395,282
Total                                                         $ 6,878,909                        $ 1,506,716
                                           ===============================     ==============================
Expenses ($ per BOE):
   Oil and gas operating(1)                                          0.90                               2.78
   Depletion (2)                                                     7.34                               1.24

-------------------
(1) Includes production costs and ad valorem taxes.
(2) Represents depletion of oil and gas properties only.


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


         Loss from Operations. During the six months ended September 30, 2005 we realized a loss from operations of $4,830,936 compared to a loss from operations of $1,214,729 during the six months ended September 30, 2004. We realized a 601% increase in revenue during the six months ended September 30, 2005 compared to the comparable period 2004. This increase was offset by a 47% increase in production expenses and a 322% increase in general and administrative expenses, which resulted in a 298% increase in loss from operations during the period ended September 30, 2005 compared to the period ended September 30, 2004. Until such time as revenue from oil and gas sales exceeds expenses we will continue to generate operating losses. At this time, it is unclear when we will generate sufficient oil and gas to offset our expenses.


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


         Net Loss. During the six months ended September 30, 2005 we realized a net loss of $4,745,062 compared to a net loss of $1,249,656 for the six months ended September 30, 2004. Notwithstanding the significant increase in revenue resulting from increased oil and gas production during the period ended September 30, 2005 net loss increased significantly. This significant increase in net loss is largely attributable to 322% increase in general and administrative expenses. During the six months ended September 30, 2005 our general and administrative expenses increased by $4,486,470 compared to the six months ended September 30, 2004. While our production and revenues are increasing, we will continue to realize net losses from operations until such time as revenues generated from oil and gas production and sales and other income offset our expenses. At this time, it is unclear when, or if, that may occur.


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

                                                    Six months ended          Six months ended
                                                   September 30, 2005        September 30, 2004
                                               ----------------------     ---------------------
Net cash used in operating activities                  $ (4,891,741)             $  (4,591,565)
Net cash used in investing activities                  $ (9,418,727)             $ (11,658,504)
Net cash provided by financing activities              $  6,085,619              $  17,311,906
                                               ----------------------     ---------------------
NET (DECREASE) / INCREASE IN CASH AND CASH
  EQUIVALENTS                                          $ (8,224,849)               $ 1,061,837
                                               ======================     =====================

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

Contractual Obligations and Contingencies

         The following table lists our significant commitments at September 30, 2005:

                                                                       Payments Due By Period
                                             ---------------------------------------------------------------------------
Contractual obligations                          Total        Less than 1      1-3 years       4-5 years      After 5
                                                                  year                                         years
                                             --------------- --------------- --------------- -------------- ------------
Capital Expenditure                             $27,350,000     $16,850,000     $10,500,000              -            -
   Commitment(1)
Due to the Government of
   the Republic of Kazakhstan(2)(3)             $ 5,994,200               -     $ 5,994,200              -            -
Due to Reservoir Consultants                    $   500,000     $   278,000     $   222,000              -            -
Liquidation Fund                                $   124,000               -               -              -     $124,000
Office Lease                                    $   165,010     $    82,505     $    82,505              -            -
                                                -----------     -----------     -----------     ----------     --------
    Total                                       $34,133,210     $17,210,505     $16,798,705              -     $124,000
                                                ===========     ===========     ===========     ==========     ========

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

         There have been no changes in our internal controls over financial reporting that occurred during the year ended September 30, 2005.


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

                                                  BMB MUNAI, INC.



Date: April 12, 2006                              By: /s/ Boris Cherdabayev
                                                     ---------------------------
                                                     Boris Cherdabayev,
                                                     Chief Executive Officer,
                                                     President and Director



Date: April 12, 2006                              By: /s/ Sanat Kasymov
                                                     ---------------------------
                                                     Sanat Kasymov,
                                                     Chief Financial Officer