Form 10QSB/A
period 2005-12-31
BMB MUNAI INC
filed 2006-04-14
CIK 924805

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

         Consolidated Balance Sheets as of December 31, 2005 and
           March 31, 2005 ....................................................4

         Consolidated Statements of Loss for the Three Months Ended
           December 31, 2005 and 2004, for the Nine Months Ended
           December 31, 2005 and 2004, and the period from inception
           (May 6, 2003) to December 31, 2005.................................5

         Consolidated Statements of Cash Flows for the Nine Months Ended
           December 31, 2005, the Nine Months Ended December 31, 2004, and
           the period from inception (May 6, 2003) to December 31, 2005.......6

         Notes to Consolidated Financial Statements...........................7

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................23

     Item 3.  Controls and Procedures........................................36

PART II -- OTHER INFORMATION

     Item 6.  Exhibits.......................................................37

     Signatures..............................................................38

                Explantory Note to Amendment No. 1 to Form 10-QSB

         This Form 10-QSB/A-1 is being filed to correct errors in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements and Management's Discussion and Analysis resulting from a downward revision of the Company's proved oil and gas reserves as of March 31, 2005. In response to comments raised by the staff of the Securities and Exchange Commission, the Company's independent petroleum engineering firm re-evaluated its estimate of the Company's proved reserves at March 31, 2005. The re-evaluation resulted in a reduction of the Company's proved reserves from approximately 41 million barrels of oil equivalent to 13 million barrels of oil equivalent. This downward revision of proved reserves requires the Company to restate its Consolidated Balance Sheets as of December 31, 2005 to correct its accounting for oil and gas properties and Consolidated Statements of Loss for three and nine months ended December 31, 2005 and for the period from inception (May 6, 2003) to December 31, 2005 to correct its accounting for depletion expense.

         The primary effect of the correction discussed above resulted in the Company reducing the long-term asset "Oil and Gas Properties, Full Cost Method, Less Accumulated Depreciation" by $803,238 on its Consolidated Balance Sheet and additional accrual of depletion expense by $305,951 on its Consolidated Statement of Loss for three months ended December 31, 2005 and by $803,238 on its Consolidated Statements of Loss for nine months ended December 31, 2005 and for the period from inception (May 6, 2003) to December 31, 2005.

         The Consolidated Financial Statements and the entire text of Part I,
Item 2. Management's Discussion and Analysis and Part I, Item 3, Controls and Procedures have been included in this Form 10-QSB/A-1 and reflect the revisions discussed above. Otherwise, this Amendment No. 1 does not modify or update disclosures presented in the original Form 10-QSB. This Amendment No. 1 speaks to the original filing date of the Form 10-QSB on February 13, 2006, and does not modify or update disclosures contained therein, including the nature and character of such disclosures, to reflect events occurring, or items discovered, after the original filing date of the Form 10-QSB.

PART I - FINANCIAL INFORMATION

                  Item 1 - Unaudited Consolidated Financial Statements

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------
                                                                    Notes         December 31, 2005         March 31, 2005
                                                                                      (Restated)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                       $  54,293,874            $  9,989,632
    Marketable securities                                                                 670,905                 788,921
    Trade accounts receivable                                                             800,584                 132,400
    Inventories                                                       3                 3,321,055               3,227,411
    Prepaid expenses and other assets, net                            4                 3,922,709               4,172,291
                                                                            ----------------------- -----------------------
       Total current assets                                                            63,009,127              18,310,655
                                                                            ----------------------- -----------------------

LONG TERM ASSETS
    Oil and gas properties, full cost method, net                     6                54,773,982              42,802,405
    Other fixed assets, net                                           7                   994,013                 683,459
    Intangible assets, net                                                                 56,102                  14,435
    Restricted cash                                                                       155,973                  60,973
                                                                            ----------------------- -----------------------
       Total long term assets                                                          55,980,070              43,561,272
                                                                            ----------------------- -----------------------

TOTAL ASSETS                                                                        $ 118,989,197            $ 61,871,927
                                                                            ======================= =======================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                $   3,038,460            $  5,844,639
    Due to reservoir consultants                                                          278,000                 278,000
    Taxes payable                                                                         401,926                 333,063
    Due to Astana Fund                                                5                         -                 250,000
    Accrued liabilities and other payables                                                313,092                 291,969
                                                                            ----------------------- -----------------------
       Total current liabilities                                                        4,031,478               6,997,671
                                                                            ----------------------- -----------------------

LONG TERM LIABILITIES
    Due to reservoir consultants                                                          222,000                 222,000
    Liquidation fund                                                                      918,504                  60,973
    Deferred income tax liabilities                                                           343                     343
                                                                            ----------------------- -----------------------
       Total long term liabilities                                                      1,140,847                 283,316
                                                                            ----------------------- -----------------------

COMMITMENTS AND CONTINGENCIES                                        10                         -                       -

SHAREHOLDERS' EQUITY
    Share capital                                                     8                    42,005                  30,514
    Additional paid in capital                                        8               122,311,011              58,460,520
    Deficit accumulated during the development stage                                   (8,536,144)             (3,900,094)
                                                                            ----------------------- -----------------------
       Total shareholders' equity                                                     113,816,872              54,590,940
                                                                            ----------------------- -----------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 118,989,197            $ 61,871,927
                                                                            ======================= =======================

See notes to the consolidated financial statements.

                                                               4

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

CONSOLIDATED STATEMENTS OF LOSS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Period from
                                                                                                                      inception
                                                                                                                    (May 6, 2003)
                               Three months ended   Three months ended  Nine months ended   Nine months ended          through
                                December 31, 2005   December 31, 2004   December 31, 2005   December 31, 2004    December 31, 2005
                                   (Restated)                              (Restated)                                 (Restated)
REVENUES                           $ 2,058,792        $    55,904         $ 4,106,765         $   347,891            $ 5,080,411

EXPENSES
  Oil and gas operating                242,582             83,933             509,289             168,181                913,915
  General and administrative         1,497,515          1,239,050           7,379,267           2,634,332             12,221,986
  Depletion                            451,029                  -           1,116,673                   -              1,184,125
  Amortization and depreciation         35,316             21,917             100,122              49,103                171,331
                                ------------------  ----------------- -------------------  ------------------   --------------------
Total expenses                       2,226,442          1,344,900           9,105,351           2,851,616             14,491,357
                                ------------------  ----------------- -------------------  ------------------   --------------------

LOSS FROM OPERATIONS                  (167,650)        (1,288,996)         (4,998,586)         (2,503,725)            (9,410,946)

OTHER INCOME (EXPENSE)
  Realized gain on marketable
    securities                               -                 46             181,688              58,944                386,123
  Unrealized gain / (loss) on
    marketable securities               62,729              4,666              55,190            (287,944)                50,830
  Foreign exchange gain /
    (loss), net                         58,450            329,339            (65,686)             532,025                504,784
  Interest income / (expense),
    net                                 36,348            126,331              48,370             122,430                (17,838)
  Other income / (expense), net        (42,819)            (9,049)            (18,980)             (9,049)                33,230
                                ------------------  ----------------- -------------------  ------------------   --------------------
Total other income                     114,708            451,333             200,582             416,406                957,129
                                ------------------  ----------------- -------------------  ------------------   --------------------

LOSS BEFORE INCOME TAXES               (52,942)          (837,663)         (4,798,004)         (2,087,319)            (8,453,817)

INCOME TAX EXPENSE                           -             (6,750)                  -              (6,750)                  (343)
                                ------------------  ----------------- -------------------  ------------------   --------------------
LOSS BEFORE MINORITY INTEREST          (52,942)          (844,413)         (4,798,004)         (2,094,069)            (8,454,160)
                                ------------------  ----------------- -------------------  ------------------   --------------------

MINORITY INTEREST                            -                  -                   -                   -               (81,984)
                                ------------------  ----------------- -------------------  ------------------   --------------------
NET LOSS                           $   (52,942)       $  (844,413)        $(4,798,004)        $(2,094,069)           $(8,536,144)
                                ==================  ================= ===================  ==================   ====================


WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                       33,426,080         28,513,761          32,676,428          25,128,792
LOSS PER COMMON SHARE (BASIC
  AND DILUTED)                     $   (0.0016)       $   (0.0030)        $   (0.1468)          $ (0.0833)


See notes to the consolidated financial statements.

                                                                5

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 Period from
                                                                           Nine months      Nine months            inception
                                                                Notes         ended           ended             (May 6, 2003)
                                                                           December 31,     December 31,            through
                                                                              2005              2004          December 31, 2005
                                                                           (Restated)                              (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $ (4,798,004)    $ (2,094,069)          $ (8,536,144)
Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation, depletion and amortization                                1,216,795           49,103              1,355,456
    Provision for doubtful accounts                                                 -                -                129,051
    Deferred income tax expense                                                     -                -                    343
    Stock based compensation expense                              8         3,876,658                -              3,876,658
    Stock issued for services                                     8           172,682                -                172,682
    Unrealized gain / (loss) on marketable securities                          55,190        (287,944)                 50,830
Changes in operating assets and liabilities
    Decrease / (increase) in marketable securities                             62,826        2,390,263               (721,735)
    Increase in trade accounts receivable                                    (668,184)               -               (800,584)
    Increase in inventories                                                   (93,644)      (3,169,371)            (3,321,055)
    Decrease / (increase) in prepaid expenses and other assets                249,582       (4,265,281)            (4,030,588)
    (Decrease) / increase in liabilities                                   (2,966,193)       1,495,595              4,242,485
    Restricted cash                                                           (95,000)         (40,057)              (155,973)
    Rent deposit                                                                    -           (2,500)               (21,172)
                                                                       ---------------- -----------------  ---------------------
Net cash used in operating activities                                      (2,987,292)      (5,924,261)            (7,759,746)
                                                                       ---------------- -----------------  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in short term loan receivable                                        -         (370,987)                     -
    Acquisition of oil and gas properties                         6       (12,016,813)     (11,292,383)           (35,851,990)
    Acquisition of other fixed assets                             7          (445,607)        (775,016)            (1,246,622)
    Acquisition of intangible assets                                          (58,688)         (12,344)               (76,444)
                                                                       ---------------- -----------------  ---------------------
Net cash used in investing activities                                     (12,521,108)     (12,450,730)           (37,175,056)
                                                                       ---------------- -----------------  ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                     57,410,892       17,311,906             94,626,926
    Proceeds from short-term financing                                              -                -                500,000
    Repayment of short-term financing                                               -                -               (500,000)
    Proceeds from issuance of convertible debt                                      -                -              2,000,000
    Proceeds from exercise of common stock options and warrants             2,401,750                -              2,601,750
                                                                       ---------------- -----------------  ---------------------
Net cash provided by financing activities                                  59,812,642       17,311,906             99,228,676
                                                                       ---------------- -----------------  ---------------------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                    44,304,242      (1,063,085)             54,293,874
CASH AND CASH EQUIVALENTS at beginning of period                            9,989,632        2,126,355                      -
                                                                       ---------------- -----------------  ---------------------
CASH AND CASH EQUIVALENTS at end of period                               $ 54,293,874     $  1,063,270           $ 54,293,874
                                                                       ================ =================  =====================

Significant non cash transactions:
      Oil and gas properties liquidation fund                            $    857,531     $     60,973           $    918,504
    Conversion of debt into common stock                                            -                -           $  2,000,000
    Accrual of liabilities to Astana Fund                                           -                -           $    250,000
    Acquisition of 30% of Emir Oil LLP by issuance of
      3,500,000 shares of common stock                                              -     $ 19,075,000           $ 19,075,000

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

3.    INVENTORIES

      Inventories as of December 31, 2005 and March 31, 2005 were as follows:

                                                                                  December 31, 2005       March 31, 2005
       Construction material                                                          $ 3,150,024           $ 3,103,555
       Spare parts                                                                         98,515                59,706
       Crude oil produced                                                                   5,543                 7,735
       Other                                                                               66,973                56,415
                                                                                    ---------------    ------------------
                                                                                      $ 3,321,055           $ 3,227,411
                                                                                    ===============    ==================

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.    PREPAID EXPENSES AND OTHER ASSETS, NET

      Prepaid expenses and other assets, net, as of December 31, 2005 and March 31, 2005 were as follows:

                                                                                  December 31, 2005        March 31, 2005
       Advances for services                                                          $ 2,048,436             $ 589,944
       VAT recoverable                                                                  1,145,306             1,217,751
       Advances for material                                                              575,671             2,301,074
       Other                                                                              282,347               192,573

      Reserves against uncollectible advances and prepayments                            (129,051)             (129,051)
                                                                                    ---------------    ------------------
                                                                                      $ 3,922,709           $ 4,172,291
                                                                                    ===============    ==================

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


6.    OIL AND GAS PROPERTIES, FULL COST METHOD, NET

      Oil and gas properties, full cost method, net, as of December 31, 2005 and
      March 31, 2005 were as follows:
                                                                                  December 31, 2005       March 31, 2005

       Subsoil use rights                                                            $ 20,788,119          $ 20,788,119
       Cost of drilling wells                                                          13,735,673             9,334,021
       Professional services received in exploration and development
          activities                                                                    8,285,364             4,798,314
       Material and fuel used in exploration and development activities                 5,750,773             2,891,765
       Infrastructure development costs                                                 1,404,817             1,231,391
       Geological and geophysical                                                       1,026,140               653,571
       Other capitalized costs                                                          4,967,221             3,334,630

      Accumulated depletion                                                            (1,184,125)             (229,406)
                                                                           ----------------------------------------------
                                                                                     $ 54,773,982          $ 42,802,405
                                                                           ==============================================

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.    OTHER FIXED ASSETS, NET

                                Constructions      Machinery       Vehicles        Office          Other          Total
                                                 and equipment                    equipment
                               ---------------  --------------  ------------  ---------------  ------------  -------------
      Cost
      at April 1, 2005             $  86,205      $ 234,200       $ 313,207      $ 128,983       $ 38,421     $  801,016
       Additions                      63,067        279,413           7,858         42,488         53,899        446,725
       Disposals                           -              -               -           (349)          (769)        (1,118)
                               ---------------  --------------  ------------  ---------------  ------------  -------------
      at December 31, 2005           149,272        513,613         321,065        171,122         91,551      1,246,623
                               ---------------  --------------  ------------  ---------------  ------------  -------------

      Accumulated depreciation
      at April 1, 2005                10,789         18,286          58,866         23,834          5,782        117,557
       Charge for the period           9,124         20,971          68,154         15,243         22,105        135,597
       Disposals                           -              -               -           (349)          (195)          (544)
                               ---------------  --------------  ------------  ---------------  ------------  -------------
      at December 31, 2005            19,913         39,257         127,020         38,728         27,692        252,610
                               ---------------  --------------  ------------  ---------------  ------------  -------------

      Net book value at March
        31, 2005                      75,416        215,914         254,341        105,149         32,639        683,459
                               ===============  ==============  ============  ===============  ============  =============

      Net book value at
        December 31, 2005          $ 129,359      $ 474,356       $ 194,045      $ 132,394       $ 63,859     $  994,013
                               ===============  ==============  ============  ===============  ============  =============

      In accordance with FAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, depreciation related to support equipment and facilities used in exploration and development activities in amount of $
      112,613 was capitalized to oil and gas properties.

8.    SHARE AND ADDITIONAL PAID IN CAPITAL

      Common and preferred stock as of December 31, 2005 and March 31, 2005 are as follows:
                                                                                 December 31, 2005         March 31, 2005
            Preferred stock, $0.001 par value
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

      Common stock sold in private placements as of December 31, 2005 is as follows:

                                                Number of        Share price        Gross amount       Net amount
                                               shares sold                             raised           received
       First private placement                   4,830,494     $ 2.15-$ 2.50       $ 11,113,562        $ 9,935,874
       Second private placement                  4,584,340            $ 4.00         18,337,360         17,311,906
       Third private placement                   3,101,000            $ 5.00         15,505,000         15,189,939
       Fourth private placement                  9,166,667            $ 6.00         55,000,002         52,189,207
                                           -----------------                    ----------------- ------------------
                                                21,682,501                         $ 99,955,924       $ 94,626,926
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

      Stock options outstanding and exercisable as of December 31, 2005 are as follows:

                                                                                              Weighted Average
                                                                       Number of Shares           Exercise
                                                                                                    Price
                                                                       -----------------   ------------------------
       As of March 31, 2005                                                     60,000                     $ 4.00

          Granted                                                              820,783                       4.75
          Exercised                                                                  -                          -
          Expired                                                                    -                          -
                                                                       -----------------   ------------------------
       As of December 31, 2005                                                 880,783                     $ 4.70
                                                                       =================   ========================
      Additional information regarding outstanding options as of December 31,
      2005 is as follows:

                                Options Outstanding                                   Options Exercisable
      ----------------------------------------------------------------------  ------------------------------------
                                                                 Weighted
                                                Weighted         Average                        Weighted Average
          Range of                              Average        Contractual                       Exercise Price
       Exercise Price         Options        Exercise Price    Life (years)       Options
      ------------------  -----------------  --------------- ---------------------------------- ------------------
       $ 4.00 - $ 4.75        880,783            $4.70             5.00           880,783            $4.70

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

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Warrants outstanding and exercisable as of December 31, 2005 are as follows:

                                                                                              Weighted Average
                                                                       Number of Shares           Exercise
                                                                                                    Price
                                                                       -----------------   ------------------------
       As of March 31, 2005                                                  1,084,341                     $ 3.18

          Granted                                                            1,026,767                       5.89
          Exercised                                                           (753,534)                      3.19
          Expired                                                              (98,970)                      2.50
                                                                       -----------------   ------------------------
       As of December 31, 2005                                               1,258,604                     $ 5.44
                                                                       =================   ========================

      Additional information regarding warrants outstanding as of December 31, 2005 is as follows:

                               Warrants Outstanding                                  Warrants Exercisable
      ------------------------------------------------------------------------  ------------------------------------
                                                                 Weighted                       Weighted Average
                                                Weighted         Average                         Exercise Price
          Range of                              Average        Contractual
       Exercise Price         Warrants       Exercise Price    Life (years)       Warrants
      ------------------  -----------------  --------------- ---------------------------------- ------------------
       $ 3.50 - $ 6.00        1,258,604           $5.44             1.89          1,258,604           $5.44

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

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13.   RESTATEMENT OF FINANCIAL STATEMENTS

      In response to comments raised by the staff of the Securities and Exchange Commission, the Company commenced a re-evaluation of its estimated proved reserves. Based on the Company's internal review, and after consultation with the Audit Committee of the Company's Board of Directors and independent registered public accounting firm, on March 22, 2006, the Company determined it was necessary to restate its Consolidated Balance Sheet as of December 31, 2005 to correct its accounting for oil and gas properties and Consolidated Statements of Loss for three months ended December 31, 2005, nine months ended December 31, 2005 and for the period from inception (May 6, 2003) to December 31, 2005 to correct its accounting for depletion expense.

      The primary effect of the correction discussed above resulted in the Company reducing the long-term asset "Oil and Gas Properties, Full Cost Method, Less Accumulated Depreciation" by $803,238 on its Consolidated Balance Sheet and additional accrual of depletion expense by $305,951 on its Consolidated Statement of Loss for three months ended December 31, 2005 and by $803,238 on its Consolidated Statements of Loss for nine months ended December 31, 2005 and for the period from inception (May 6, 2003) to December 31, 2005.

      Following is a summary of the effects of these adjustments on the Company's Consolidated Balance Sheet as of December 31, 2005 and Consolidated Statements of Loss for three months ended December 31, 2005, nine months ended December 31, 2005 and the period from inception (May 6, 2003) to December 31, 2005:

           Balance sheet/Statement of loss items                As restated              As previously reported
      December 31, 2005:
      Oil and Gas Properties, Full Cost Method,
         Less Accumulated Depreciation                         $ 54,773,982                   $ 55,577,220
      Total long term assets                                     55,980,070                     56,783,308
      Total assets                                              118,989,197                    119,792,435
      Deficit accumulated during the development
         stage                                                   (8,536,144)                    (7,732,906)
      Total shareholders' equity                                113,816,872                    114,620,110
      Total liabilities and shareholders' equity                118,989,197                    119,792,435

      For the three months ended
         December 31, 2005:
      Depletion                                                $   (451,029)                  $   (145,078)
      Total expenses                                             (2,226,442)                    (1,920,491)
      (Loss)/income from operations                                (167,650)                       138,301
      (Loss)/income before income taxes                             (52,942)                       253,009
      (Loss)/income before minority interest                        (52,942)                       253,009
      Net (loss)/income                                             (52,942)                       253,009
      (Loss)/income per common share (basic)                        (0.0016)                        0.0076
      (Loss)/income per common share (diluted)                      (0.0016)                        0.0073

BMB MUNAI, INC.
(A DEVELOPMENT STAGE ENTITY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      For the nine months ended
         December 31, 2005:
      Depletion                                                $ (1,116,673)                  $   (313,435)
      Total expenses                                             (9,105,351)                    (8,302,113)
      Loss from operations                                       (4,998,586)                    (4,195,348)
      Loss before income taxes                                   (4,798,004)                    (3,994,766)
      Loss before minority interest                              (4,798,004)                    (3,994,766)
      Net loss                                                   (4,798,004)                    (3,994,766)
      Loss per common share (basic and diluted)                     (0.1468)                       (0.1223)

      For the period from inception
         (May 6, 2003) to December 31, 2005:
      Depletion                                                $ (1,184,125)                  $   (380,887)
      Total expenses                                            (14,491,357)                   (13,688,119)
      Loss from operations                                       (9,410,946)                    (8,607,708)
      Loss before income taxes                                   (8,453,817)                    (7,650,579)
      Loss before minority interest                              (8,454,160)                    (7,650,922)
      Net loss                                                   (8,536,144)                    (7,732,906)

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

--------------------
(1) We did not engage in hedging transactions, including derivatives during the three months ended December 31, 2005, or the three months ended December 31, 2004.

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

Costs and Operating Expenses

         The following table presents details of our expenses for the three months ended December 31, 2005 and 2004:

                                             For the three months ended         For the three months ended
                                                 December 31, 2005                   December 31, 2004
                                           -------------------------------     ------------------------------
Expenses:
   Oil and gas operating(1)                                   $   242,582                        $    83,933
   General and administrative                                   1,497,515                          1,239,050
   Depletion                                                      451,029                                  -
   Amortization and depreciation                                   35,316                             21,917
                                           -------------------------------     ------------------------------
Total                                                         $ 2,226,442                        $ 1,344,900
                                           ===============================     ==============================
Expenses ($ per BOE):
   Oil and gas operating(1)                                          2.60                              20.52
   Depletion (2)                                                     5.22                               5.36

-------------
(1) Includes transportation cost, production cost and ad valorem taxes.
(2) Represents depletion of oil and gas properties only.


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


         Loss from Operations. During the three months ended December 31, 2005 we realized loss from operations of $167,650 compared to a loss from operations of $1,288,996 during the three months ended December 31, 2004. As described above, this change is directly attributable to the 3,583% increase in revenue we realized during the three months ended December 31, 2005 compared to the comparable period 2004.


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

         Net Loss. During the three months ended December 31, 2005 we realized a net loss of $52,942 compared to a net loss of $844,413 for the three months ended December 31, 2004. As stated above, this change is the direct result of a 3,583% increase in revenue.


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

Costs and Operating Expenses

         The following table presents details of our expenses for the nine months ended December 31, 2005 and 2004:

                                             For the nine months ended           For the nine months ended
                                                 December 31, 2005                   December 31, 2004
                                           -------------------------------     ------------------------------
Expenses:
   Oil and gas operating(1)                                   $   509,289                        $   168,181
   General and administrative                                   7,379,267                          2,634,332
   Depletion                                                    1,116,673                                  -
   Amortization and depreciation                                  100,122                             49,103
                                           -------------------------------     ------------------------------
Total                                                         $ 9,105,351                        $ 2,851,616
                                           ===============================     ==============================
Expenses ($ per BOE):
   Oil and gas operating(1)                                          2.64                               6.45
   Depletion (2)                                                     6.31                               1.88

----------------
(1) Includes transportation cost, production cost and ad valorem taxes.
(2) Represents depletion of oil and gas properties only.


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


         Loss from Operations. During the nine months ended December 31, 2005 we realized a loss from operations of $4,998,586 compared to a loss from operations of $2,503,725 during the nine months ended December 31, 2004. We realized a 1,080% increase in revenue during the nine months ended December 31, 2005 compared to the comparable period 2004. This increase was offset by a 106% increase in oil and gas operating expenses and a 180% increase in general and administrative expenses, which resulted in a 68% increase in loss from operations during the period ended December 31, 2005 compared to the period ended December 31, 2004. Until such time as expenses exceed revenue from oil and gas sales we will continue to generate operating losses. At this time, we believe current production rates and current oil prices are such that we are now able to generate sufficient revenue from oil sales to offset our expenses. If, however, current production levels or oil prices were to decrease, we may be unable to offset all of our operating expenses with revenue from production and could experience additional losses from operations.


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


         Net Loss. During the nine months ended December 31, 2005 we realized a net loss of $4,798,004 compared to a net loss of $2,094,069 for the nine months ended December 31, 2004. Notwithstanding the significant increase in revenue resulting from increased oil and gas production during the period ended December 31, 2005 net loss increased significantly. This significant increase in net loss is largely attributable to 180% increase in general and administrative expenses.

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

                                                           Nine months ended              Nine months ended
                                                           December 31, 2005              December 31, 2004
                                                      ----------------------------- ------------------------------
Net cash used in operating activities                        $  (2,987,292)                 $  (5,924,261)
Net cash used in investing activities                        $ (12,521,108)                 $ (12,450,730)
Net cash provided by financing activities                    $  59,812,642                  $  17,311,906
                                                      ----------------------------- ------------------------------

NET INCREASE / (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                $  44,304,242                  $  (1,063,085)
                                                      ============================= ==============================

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

Contractual Obligations and Contingencies

         The following table lists our significant commitments at December 31, 2005:

                                                                       Payments Due By Period
                                              --------------------------------------------------------------------------
Contractual obligations                           Total        Less than 1     1-3 years       4-5 years      After 5
                                                                  year                                         years
                                              --------------- -------------- --------------- -------------- ------------
Capital Expenditure
  Commitment(1)                                  $10,500,000     $6,000,000     $ 4,500,000              -            -
Due to the Government of
  the Republic of Kazakhstan(2)(3)               $ 5,994,200              -     $ 5,994,200              -            -
Due to Reservoir Consultants                     $   500,000     $  278,000     $   222,000              -            -
Liquidation Fund                                 $   918,504              -     $   918,504              -            -
Office Lease                                     $    89,380     $   82,505     $     6,875              -            -
                                                   ---------      ---------        --------  -------------    ---------
    Total                                        $18,002,084     $6,360,505     $11,641,579              -            -
                                                 ===========     ==========     ===========  =============    =========

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

         There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2005.


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

                                                        BMB MUNAI, INC.



Date: April 12, 2006                                     /s/ Boris Cherdabayev
                                                        ------------------------
                                                        Boris Cherdabayev,
                                                        Chief Executive Officer



Date: April 12, 2006                                      /s/ Sanat Kasymov
                                                        ------------------------
                                                        Sanat Kasymov,
                                                        Chief Financial Officer