Form 10KSB/A
period 2004-03-31
BMB MUNAI INC
filed 2006-06-16
CIK 924805

United States
                       Securities and Exchange Commission
                              Washington, DC 20549


                                 FORM 10-KSB/A-3


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

                                   30-0233726
                      (I.R.S. Employer Identification No.)

                20A Kazibek Bi Street, Almaty, Kazakhstan 480100
                    (Address of principal executive offices)

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

                                 BMB MUNAI, INC.

                                 FORM 10-KSB/A-3

                                TABLE OF CONTENTS


                                                                      Page


EXPLANATORY NOTE

PART II


Item 8A. Controls and Procedures                                      3


PART III


Item 13. Exhibits                                                     4
         Signatures                                                   4

               Explanatory Note to Amendment No. 3 to Form 10-KSB

         In response to a comment raised by the staff of the Securities and Exchange Commission, BMB Munai, Inc., is filing this Amendment No. 3 on Form 10-KSB/A-3 (this "Third Amendment") to its Annual Report on Form 10-KSB for the year ended March 31, 2004 originally filed with the Securities and Exchange Commission on June 29, 2004, as amended on Form 10-KSB/A-1 filed on October 5, 2005 ("First Amendment") and Form 10-KSB/A-2 filed on April 11, 2006 ("Second Amendment"). The purpose of this Third Amendment is to include the entire text of Part II, Item 8A, "Controls and Procedures" in this Third Amendment.

         This Third Amendment speaks only to Part II, Item 8A of the original report and subsequent amendments and does not otherwise modify or update disclosures contained in the original report or subsequent amendments, including the nature and character of such disclosures, to reflect events occurring, or items discovered, after the filing date of the original report and subsequent amendments.

         As a result of this Third Amendment, the certifications pursuant to
Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Form 10-KSB/A-2 have been revised, re-executed and re-filed as of the date of this Form 10-KSB/A-3 and Item 13 hereof has been accordingly amended. We have not updated other information contained in the Second Amendment in this Third Amendment. Therefore, you should read this Third Amendment together with any other reports and documents that update and supersede some of the information contained in this Third Amendment.


                                     PART II

Item 8A.  Controls and Procedures


         Our chief executive officer and our chief financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and Rule 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and that such information is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure.

         As a result of a normal periodic review of our financial statements by the staff of the Securities and Exchange Commission, management determined on July 12, 2005 that the amount due to the Government of Kazakhstan was not a liability of the Company and should be removed from our consolidated balance sheet. We are, therefore, restating our consolidated balance sheet and statement of cash flows as of and for the year ended March 31, 2004 and our consolidated balance sheets for the quarters ended June 30, 2004, September 30, 2004 and December 31, 2004 to correct an error in our accounting for a liability we will be required to repay to the Government of the Republic of Kazakhstan in the event we are granted commercial production rights.

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

         In light of our decision to restate our financial statements, we carried out an evaluation in accordance with Exchange Act Rules 13a-15 and 15d-15 and under the supervision and with the participation of management, including our Certifying Officers, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Certifying Officers concluded that, due to the restatement discussed above, our disclosure controls and procedures were not effective as of end of the period covered by this report.

         Changes in Internal Controls

         Following the discovery of this error in July 2005, we have made changes to our internal controls over financial reporting to implement new policies requiring our internal accounting staff to receive ongoing training on accounting for oil and gas properties in accordance with generally accepted accounting principles in the United States. Management believes this will prevent recurrence of future errors of this nature and strengthen our internal controls over financial reporting.


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


                                          BMB MUNAI, INC.



Date: June 16, 2006                        /s/ Boris Cherdabayev
                                          --------------------------------------
                                          Boris Cherdabayev, Chief Executive
                                          Officer and Director


Date: June 16, 2006                        /s/ Sanat Kasymov
                                          --------------------------------------
                                          Sanat Kasymov, Chief Financial Officer


Date: June 16, 2006                        /s/ Georges Benarroch
                                          --------------------------------------
                                          Georges Benarroch, Director


Date: June 16, 2006                        /s/ Troy Nilson
                                          --------------------------------------
                                          Troy Nilson, Director


Date: June 16, 2006                        /s/ Stephen Smoot
                                          --------------------------------------
                                          Stephen Smoot, Director


Date: June 16, 2006                        /s/ Valery Tolkachev
                                          --------------------------------------
                                          Valery Tolkachev, Director