Form 10QSB/A
period 2004-12-31
BMB MUNAI INC
filed 2006-06-16
CIK 924805

United States
                       Securities and Exchange Commission
                              Washington, DC 20549


                                 FORM 10-QSB/A-4


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

                                     NEVADA
          (State or other jurisdiction of incorporation or organization

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

                                 BMB MUNAI, INC.
                                 FORM 10-QSB/A-4
                                TABLE OF CONTENTS


EXPLANATORY NOTE

PART I -- FINANCIAL INFORMATION

     Item 3.  Controls and Procedures.....................................3

PART II -- OTHER INFORMATION

     Item 6.  Exhibits................................................... 4

     Signatures.......................................................... 4

               Explanatory Note to Amendment No. 4 to Form 10-QSB

         In response to a comment raised by the staff of the Securities and Exchange Commission, BMB Munai, Inc., is filing this Amendment No. 4 on Form 10-QSB/A-4 (this "Fourth Amendment") to its Quarterly Report on Form 10-QSB for the period ended December 31, 2004 originally filed with the Securities and Exchange Commission on February 14, 2005 and subsequently amended on February 16, 2005 ("First Amendment"), October 5, 2005 ("Second Amendment") and April 11, 2006 ("Third Amendment"). The purpose of this Fourth Amendment is to include the entire text of Part I, Item 3, "Controls and Procedures" in this Fourth Amendment.

         This Fourth Amendment speaks only to Part I, Item 3 of the original report and the subsequent amendments and does not otherwise modify or update disclosures contained in the original report and subsequent amendments, including the nature and character of such disclosures, to reflect events occurring, or items discovered, after the filing date of the original report and subsequent amendments.

         As a result of this Fourth Amendment, the certifications pursuant to
Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Form 10-QSB/A-3 have been revised, re-executed and re-filed as of the date of this Form 10-QSB/A-4 and Part II, Item 6 hereof has been accordingly amended. We have not updated other information contained in the ThirdAmendment in this Fourth Amendment. Therefore, you should read this Fourth Amendment together with any other reports and documents that update and supersede some of the information contained in this Fourth Amendment.

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

         As a result of a normal periodic review of our financial statements by the staff of the Securities and Exchange Commission, management determined on July 12, 2005 that the amount due to the Government of Kazakhstan was not a liability of the Company and should be removed from our consolidated balance sheet. We are, therefore, restating our consolidated balance sheet for the period ended December 31, 2004 to correct an error in our accounting for a liability we will be required to repay to the Government of the Republic of Kazakhstan in the event we are granted commercial production rights. Previously, we treated this obligation as a long-term liability. The primary effect of this restatement resulted in the Company reducing its long-term asset "Oil and Gas Properties" by $5,994,745 and removing the long-term liability "Due to the Government of Kazakhstan" of $5,994,745 from its consolidated balance sheet. This restatement also had the effect of reducing Non Cash Transactions for "Obligations to the Government of Kazakhstan for Contributed Oil and Gas Properties" by $5,994,745 on the Company's Consolidated Statement of Cash Flows. This restatement does not have any impact on net loss or net loss per common share. Please refer to Note J of the accompanying consolidated financial statements for additional information.

         In light of our decision to restate our financial statements, we carried out an evaluation in accordance with Exchange Act Rules 13a-15 and 15d-15 and under the supervision and with the participation of management, including our Certifying Officers, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Certifying Officers concluded that, due to restatement discussed above, our disclosure controls and procedures were not effective as of the period covered by this report.

         Changes in Internal Controls

         Following the discovery of this error in July 2005, we have made changes to our internal controls over financial reporting to implement new policies requiring our internal accounting staff to receive ongoing training on accounting for oil and gas properties in accordance with generally accepted accounting principles in the United States. Management believes that this will prevent recurrence of future errors of this nature and strengthen our internal control process.

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

                                                     BMB MUNAI, INC.



June 16, 2006                                         /s/ Boris Cherdabayev
                                                     ---------------------------
                                                     Boris Cherdabayev,
                                                     Chief Executive Officer



June 16, 2006                                         /s/ Sanat Kasymov
                                                     ---------------------------
                                                     Sanat Kasymov,
                                                     Chief Financial Officer