Form 10KSB
period 2006-03-31
BMB MUNAI INC
filed 2006-06-29
CIK 924805

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-KSB

                   Annual Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the Fiscal Year Ended                                 Commission File Number
     March 31, 2006                                              000-28638

                                 BMB MUNAI, INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   30-0233726
                      (I.R.S. Employer Identification No.)

              202 Dostyk Ave. 4th Floor, Almaty, Kazakhstan 050051
                    (Address of principal executive offices)

                              +7 (3272) 37-51-25/31
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
YES [ ] NO [X]

The registrant's revenues for its most recent fiscal year: $5,956,731

The aggregate market value of the voting stock held by non-affiliates based on the average bid and ask prices of such stock on June 22, 2006 was approximately
$202,301,934.

As of June 22, 2006, the registrant had 43,740,657 shares of its $.001 par value common stock outstanding.

Transitional small business disclosure format (check one) Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                 BMB MUNAI, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS

PART I                                                                      Page

Items 1 and 2.  Business and Properties                                        3
Item 3.  Legal Proceedings                                                    23
Item 4.  Submission of Matters to Vote of Security Holders                    25

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small
           Business Issuer Purchases of Equity Securities                     25
Item 6.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              29
Item 7.  Financial Statements                                                 39
Item 8.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosures                                              39
Item 8A. Controls and Procedures                                              39
Item 8B. Other Information                                                    40

PART III

Item 9.  Directors and Executives Officers of the Registrant                  40
Item 10. Executive Compensation                                               45
Item 11. Security Ownership of Certain Beneficial Owners and Management       46
Item 12. Certain Relationships and Related Transactions                       48
Item 13. Exhibits                                                             49
Item 14. Principal Accountant Fees and Services                               49

         Signatures                                                           50

                                 BMB MUNAI, INC.

         Unless otherwise indicated by the context, references herein to the
"Company", "BMB", "we", our" or "us" means BMB Munai, Inc., a Nevada corporation, and its corporate subsidiaries and predecessors.

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

         We generate revenue, income and cash flow by producing and marketing crude oil from production from our oil properties. We make significant capital expenditures in our exploration and development activities that we anticipate will allow us to increase and improve our ability to generate revenue. Our drilling strategy is focused toward enhancing cash flows by drilling developmental wells and increasing proved developed reserves by drilling developmental wells within a proximity of existing wells, (which we believe decreases our likelihood of drilling a dry hole), while at the same time increasing our current production and cash flow. As our cash flow and proved developed reserves grow, we will begin drilling exploratory wells to find new reservoirs or extend known reservoirs. We believe this strategy will result in growth of proved developed reserves, production and financial strength.

         Until recently, we were deemed to be a development stage company. To date, we have relied primarily on funds raised through the sell of our equity securities to fund operations. We currently use more cash in operations than we generate. We believe, however, that we have now raised sufficient capital to fund exploration and development of our properties to a point where the revenue derived from our properties will be sufficient to meet our future operating needs.

Industry and Economic Factors

         In managing our business, we must deal with many factors inherent in our industry. First and foremost is the fluctuation of oil and gas prices.
Historically, oil and gas markets have been cyclical and volatile, with future price movements that are difficult to predict. While our revenues are a function of both production and prices, wide swings in commodity prices will likely have the greatest impact on our results of operations. We have no way of predicting those prices or of controlling them without losing an advantage from a potential upswing. The oil and gas industry has continued to experience high commodity prices in 2005 and 2006, which has positively impacted the entire industry as well as our Company.

         Our operations entail significant complexities. Advanced technologies requiring highly trained personnel are utilized in both exploration and development. Even when the technology is properly used, we still may not know conclusively whether hydrocarbons will be present nor the rate at which they may be produced. Despite our best efforts to limit risk, exploration is a high-risk activity, often times resulting in no discovery of commercially productive reserves. Moreover, operating costs in our industry are substantial.

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

         Increasing our Production and Cash Flow. To sustain our operations we need capital. To date most of our operating capital has come from the sale of our securities. We believe that to increase shareholder value and economic stability, we must increase our revenues through increased production. For this reason, we have focused our efforts on drilling developmental wells strategically located within proved areas with the intent to drill wells with a high probability of success. We believe this strategy will allow us to increase our current production and correspondingly our cash flows.

         Developing and Exploiting Existing Properties. We believe that there is significant value to be created by drilling the identified undeveloped opportunities on our properties. We own interest in 640 gross (640 net)
developed acres, plus 160 gross (160 net) acres of proved undeveloped reserves.
We also own interest in approximately 49,950 gross (49,950 net) unproved, undeveloped acres. Our budgeted capital expenditures for the upcoming fiscal year are about $60 million to $70 million for exploration, development, production and acquisitions. We expect to fund these expenditures with cash on hand and revenue from operations. We believe our export quota and favorable world market prices will allow us to generate sufficient oil and gas revenues to finance the shortfall of $10 million to $20 million in our budget required for our planned exploration, development, production and acquisitions.

         Pursuing Profitable Acquisitions. While our emphasis in fiscal 2007 is anticipated to focus on the further development of our existing properties, we will continue to look for properties with both existing cash flow from production and future development potential. We intend to pursue acquisitions of properties that we believe will provide attractive rates of return on capital invested. We have an experienced team of management professionals who will identify and evaluate acquisition opportunities.

Oil and Natural Gas Reserves

         The following table sets forth our estimated net proved oil and natural gas reserves and the present value of estimated cash flows related to such reserves as of March 31, 2006. We engaged Chapman Petroleum Engineering, Ltd.
("Chapman"), to estimate our net proved reserves, projected future production, estimated net revenue attributable to our proved reserves, and the present value of such estimated future net revenue as of March 31, 2006. Chapman's estimates are based upon a review of production histories and other geologic, economic, ownership and engineering data provided by us. Chapman has independently evaluated our reserves for the past twelve months. In estimating the reserve quantities that are economically recoverable, Chapman used oil and natural gas prices in effect as of March 2006 without giving effect to hedging activities.
In accordance with requirements of the Securities and Exchange Commission (the
"SEC") regulations, no price or cost escalation or reduction was considered by
Chapman. The present value of estimated future net revenues before income taxes was prepared using constant prices as of the calculation date, discounted 10%
per annum on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserved owned by us. The oil and natural gas reserve data included in or incorporated by reference in this document are only estimates and may prove to be inaccurate.

                                                                       Proved Reserves
                                                 ------------------------------------------------------------
                                                     Developed(1)         Undeveloped(2)            Total
                                                 -----------------    -------------------    ----------------
Oil and condensate (MBbls)(3)                              11,168                  2,580              13,748
Natural gas (MMcf)                                              -                      -                   -
   Total BOE (MBbls)                                       11,168                  2,580              13,748

Estimated future net cash flows before
  income taxes (M$)                                     $ 361,990               $ 72,342            $434,332

Present value of estimated future net cash
  flows before income taxes (discounted
  10% per annum)(4)                                     $ 166,491               $ 20,589            $187,080
Standardize measure of discounted future net
  cash flows(5)                                                                                     $102,645
-------------------
(1)  Proved developed reserves are proved reserves that are expected to be recovered from existing wells with existing equipment and operating methods.
(2)  Proved undeveloped reserves are proved reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.
(3)  Includes natural gas liquids.
(4)  Estimated future net cash flows represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated future production and development costs, using the average oil price we had been receiving in the world market net of transportation expenses and other overhead, as of March 31, 2006, which was $50.76 per Bbl of oil.
(5)  The standardized measure of discounted future net cash flows represents the present value of future net cash flow less the computed discount.

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

         In accordance with SEC regulations, the Chapman Report used oil and natural gas prices in effect at March 31, 2006. The prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect market prices for oil and natural gas production subsequent to March 31, 2006. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will actually be realized for such production or that existing contracts will be honored or judicially enforced.

Production

         All of our six wells are currently in workover, testing or test production. According to the laws of the Republic of Kazakhstan, we are required to test every prospective object on our properties separately, this includes the completion of well surveys on different modes with various choke sizes on each horizon. This testing can take up to three months per horizon.

         In the course of well testing, when the transfer from object to object occurs, the well must be shut-in; oil production ceases for the period of mobilization/ demobilization of workover rig, pull out of hole, run in hole, perforation, packer installation time, etc. This has the effect of artificially diminishing production rates.

         Based on the testing we have completed, which represents production from only one interval per well at a time, the overall daily production rate from our six wells ranges from 575 bpd to 885 bpd, depending on choke sizes, well bore conditions, etc. Because this only accounts for one zone per well, this is not representative of the cumulative total production rate from all of the tested intervals in each of the wells.

         During the third quarter of the 2006 fiscal year we were realizing total daily production ranging as high as 2,100 bpd. In the process of expanding the perforated oil-bearing zone of the Dolinnoe-3 well, however, the well was damaged and had to be shut-in to avoid a blow out of the well. We have since re-entered the Dolinnoe-3 well, but to date, have not realized the flow rates experienced prior to shut-in. We are planning additional workover of the
Dolinnoe-3 well in hopes of restoring flow rates to levels experienced prior to shutting-in the well.

         Following is a brief description of the current production status of each of our six wells.

Aksaz-1

         This well is currently under workover and is not producing. Prior to workover, four producing intervals were tested. The single interval test production rates in Aksaz-1 using a 10 mm diameter choke was 140 bpd.

Aksaz-4

         Drilling of this well was completed in August 2005. Two producing intervals have been tested. Current production rates from single interval testing using an 8 mm diameter choke ranges from 115 to 180 bpd.

Dolinnoe-1

         Currently this well is producing. We recently completed acid treatment of this well. Current production rates from single interval testing using a 6 mm diameter choke ranges from 115 to 200 bpd.

Dolinnoe-2

         Currently this well is also producing, although workover operations, including acid treatment, are ongoing in an effort to increase production from this well. Prior to workover, we had tested six producing intervals. Current production rates from single interval testing using a 8 mm diameter choke ranges from 125 to 190 bpd.

Dolinnoe-3

         This well is currently producing. We have tested two producing intervals and intend to test additional intervals as required under our exploration contract. Current production from single interval testing using a 2 mm diameter choke ranges from 220 to 315 bpd.

         Following completion of this well in April 2005, flow rates from
Dolinnoe-3 ranged from 600 to 1,200 bpd. During the current calendar year, we planned to perforate the remaining seven meters of the oil-bearing horizon. In the process of perforating the remaining seven meters, however, the well was damaged and had to be shut-in to avoid a blow out. Following shut-in of the well, we have undertaken acid and oil baths, using a dry hydrochloric mixture, to clean the wellbore. Since putting the well back on production, however, we have realized lower flow rates. These lower flow rates indicate that some of the materials used to shut-in the well still remain in hole, blocking some of the perforation zones. We are currently planning additional regular hydrochloric acid treatment to further clean the well in hopes of restoring flow rates to levels experienced prior to shutting-in the well.

Emir-1

         This well is not currently producing. We have completed workover operation on this well and the well is currently under inflow stimulation. We plan to conduct acid treatment in this well to improve production. Prior to the workover four producing intervals were tested. Single interval production from this well prior to workover was 40 to 50 bpd.

Cost Information

         Capitalized Costs

         Capitalized costs and accumulated depletion, depreciation and amortization relating to our oil and natural gas producing activities, all of which are conducted in the Republic of Kazakhstan, are summarized below:

                                                                  March 31, 2006                    March 31, 2005
                                                          ----------------------------    -----------------------------

Developed oil and natural gas properties                                 $ 68,079,938                      $49,401,710
Unevaluated oil and natural gas properties                                          -                                -
Accumulated depletion, depreciation and
  amortization                                                             (1,396,641)                        (229,406)
                                                          ----------------------------    -----------------------------
Net capitalized cost                                                     $ 66,683,297                      $49,172,304
                                                          ============================    =============================

Exploration, Development and Acquisition Capital Expenditures

         The following table sets forth certain information regarding the total costs incurred associated with exploration, development and acquisition activities.

                                                                     March 31, 2006                   March 31, 2005
                                                         -----------------------------    -----------------------------
Acquisition costs:
  Unproved properties                                                    $          -                     $          -
  Proved properties                                                        20,788,119                       20,788,119
Exploration costs                                                           6,826,695                        3,373,092
Development costs                                                          39,540,532                       25,179,526
                                                         -----------------------------    -----------------------------
   Subtotal                                                                67,155,346                       49,340,737
Asset retirement costs                                                        924,592                           60,973
                                                         -----------------------------    -----------------------------
    Total costs incurred                                                 $ 68,079,938                     $ 49,401,710
                                                         =============================    =============================

Oil and Natural Gas Volumes, Prices and Operating Expense

         The following table sets forth certain information regarding production volumes, average sales prices and average operating expense associated with our sale of oil and natural gas for the periods indicated.

                                                              For the Year Ended               For the Year Ended
                                                                March 31, 2006                   March 31, 2005
                                                         -----------------------------    -----------------------------
Production:
   Oil and condensate (Bbls)                                                  242,522                           68,755
   Natural gas liquids (Bbls)                                                       -                                -
   Natural gas (Mcf)                                                                -                                -
   Barrels of oil equivalent (BOE)                                                  -                                -

Average Sales Price(1):
    Oil and condensate ($ per Bbl)                                             $26.13                           $15.17
    Natural gas liquids ($ per Bbl)                                            $    -                           $    -
    Natural gas ($ per Mcf)                                                    $    -                           $    -
    Barrels of Oil equivalent ($ per BOE)                                      $    -                           $    -

Average oil and natural gas operating expenses
   including production and ad valorem taxes
   ($ per BOE)(2)                                                             $ 1.55                           $ 3.08
--------------------
(1) During the year ended March 31, 2006, the Company has not engaged in any hedging activities, including derivatives.

(2) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), expensed workover costs and the administrative costs of field production personnel, insurance and production and ad valorem taxes.

Drilling Activity

         The following table sets forth our drilling activity for the years ended March 31, 2005 and March 31, 2006. In the table, "Gross" refers to the total wells in which we have a working interest or back-in working interest after payout and "Net" refers to gross wells multiplied by our working interest therein.

                                                       March 31, 2006                          March 31, 2005
                                            -------------------------------------    -----------------------------------
                                                 Gross                Net                Gross                Net
                                            ----------------    -----------------    ---------------     ---------------
Exploratory:
    Productive                                            -                    -                  -                   -
    Non-productive                                        -                    -                  -                   -
                                            ----------------    -----------------    ---------------     ---------------
       Total                                              -                    -                  -                   -
                                            ----------------    -----------------    ---------------     ---------------

Development:
    Productive                                            6                    6                  5                   5
    Non-productive                                        -                    -                  -                   -
                                            ----------------    -----------------    ---------------     ---------------
       Total                                              -                    -                  -                   -
                                            ----------------    -----------------    ---------------     ---------------
Grand Total                                               6                    6                  5                   5
                                            ================    =================    ===============     ===============

Productive Wells

         The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of March 31, 2006.

                                        Company-operated                  Non-operated                       Total
                                   ----------------------------    ---------------------------     ---------------------------
                                      Gross            Net            Gross           Net            Gross            Net
                                   -------------    -----------    ------------    -----------     -----------    ------------
Oil                                           6              6               -              -               6               6
Natural Gas                                   -              -               -              -               -               -
                                   -------------    -----------    ------------    -----------     -----------    ------------
     Total                                    6              6               -              -               6               6
                                   =============    ===========    ============    ===========     ===========    ============

Recent Developments

         At year end 2006, our net proved reserves were 13.7 million barrels of oil. Reserves quoted in BOE were calculated using a conversion of 6 Mscf/bbl.
Crude oil accounted for 100% of those proved reserves. Approximately 80% of proved total reserves were developed as of year-end 2006 and they were all located onshore in western Kazakhstan.

         During the fiscal year ended March 31, 2006, we drilled to deepen the
Aksaz-4 well and we continued testing and development works on the Dolinnoe-1,
Dolinnoe-2, Dolinnoe-3, Emir-1 and Aksaz-1 wells.

         We have commenced drilling in the Extended Territory. Our initial project was to increase the depth of an existing non-producing well, which is designated as the Kariman-1 well. The Kariman-1 well was cased to a depth of

1,661 meters and drilled to a total depth of 3,069 meters in 1967 by the Soviet government. The drilling was suspended at that depth because it was believed that the oil-bearing formations would not be found deeper than the lower
Jurassic formations.

         In February 2006 we re-entered the existing Kariman-1 wellbore.
Drilling operations were conducted by Oil and Gas Exploration Cracow, Poland. At a depth of 1,660 meters the wellbore was sidetracked due to the poor technical conditions of the well. The sidetracked wellbore was drilled to a depth of 3,364 meters3,364 meters. At that depth the well started flowing oil and gas at such pressure that we were required to halt drilling and increase drilling fluid weight. Heavier drilling fluid caused loss circulation with no returns at
1,160-1,860 meters. We responded to the loss circulation and inflow zones by installing a cement bridge at a depth of 3,094 meters3,094 meters to separate the two zones. We then ran casing to the depth of 3,094 meters which completely isolated the loss circulation zone. The new wellbore was then reamed to a depth of 3,319 meters. Our next activity on the well will be to begin testing an estimated net pay zone of 38 meters in the Upper Triassic sandstone formations located at the depth of 3,167-3,275 meters.

         In January 2006 we retained Great Wall Ltd., a Chinese drilling company to deliver two drilling rigs with derrick load capacity of 450 tons and 150 tons respectively. We plan to drill exploratory oil and gas wells in the Dolinnoe field and the Extended Territory using the services of Great Wall Ltd.

         In December 2005 we were granted our first export quota from the
Ministry of Energy and Mineral Resources of the Republic of Kazakhstan which allowed us to begin exporting oil for sale in the world market in January 2006.
We have also been granted export quotas in March, April, May and June 2006.
Prior to January 2006, we were limited to selling our test production to the domestic market in Kazakhstan. The price of oil in the domestic market in
Kazakhstan is materially lower than the price in the world market.

         In March 2006 we received an interpretation report from the PGS-GIS
Seismic Data Processing Center in Almaty, Kazakhstan, interpreting the 3D seismic study conducted by us on the Extended Territory. The interpretation confirmed the presence of four perspective structures in Triassic formations and three perspective structures in Jurassic formations in the Extended Territory.
In addition, three new perspective structures in Jurassic formations were confirmed in the ADE Block. The results of the 3D seismic interpretation were evaluated by Chapman Petroleum Engineering Ltd., an independent petroleum engineering firm from Calgary, Canada, in connection with their preparation and issuance of a resource assessment report of the ADE Block and Extended
Territory.

         In April 2006 we executed an agreement with Ecotechnic Chemical AG to have Ecotechnic Chemical AG construct a natural gas utilization facility employing Ecotechnic Chemical's proprietary processing technology. Ecotechnic
Chemical AG has completed approximately forty similar projects in the Russian
Federation. The facility will be constructed on the exploration license territory. The project is scheduled to be completed by the end of the current calendar year. The processing facility will have initial capacity to process
3,532 mcf per day. The processing capacity can be enlarged at substantially lower incremental cost to meet the requirements of increased field production.
Upon completion of construction, the gas utilization plant will be operated as an equal joint venture between us and Ecotechnic Chemical AG. The decision to commence the gas utilization project at the current time is a further step toward transitioning from the exploration stage to the production stage under our license agreement.

Our Properties

         We currently own a 100% interest in a license to use subsurface mineral resources and a hydrocarbon exploration contract issued by the ROK in 1999 and
2000, respectively (collectively referred to herein as the "license" or the
"contract"). The original contract granted its holder the right to engage in exploration and development activities in an area of approximately 200 square kilometers referred to as the ADE Block. The ADE Block is located onshore in
Kazakhstan in the Mangistau Oblast, approximately 50 kilometers from the
Kazakhstan city of Aktau, a seaport on the Caspian Sea. The ADE Block is comprised of three fields, the Aksaz, Dolinnoe and Emir fields. When initially granted, the exploration and development stage of the contract had a five year term. The time for exploration and development has since been extended to July
9, 2007, and we have the right to seek a two-year extension of our exploration contract. To move from the exploration and development to the commercial production, we must make application to the ROK before July 9, 2007; or we may apply to extend our exploration contract an additional two years with the application for a commercial production license to be made prior to the expiration of the two-year extension.

         During the fiscal year ended March 31, 2005, our exploration contract was expanded to include an additional 260 kilometers of land adjacent to the ADE
Block, which we refer to as the "Extended Territory." The Extended Territory is
governed by the terms of the original contract.

         Under the terms of our contract we have the right to gather and sell all oil and natural gas we produce in test production until the expiration of our exploration contract, or its extension, with the revenue from such sales belonging to BMB. We intend to continue to apply for export quotas in the future because we realize significantly higher prices in the world market than the domestic market price for Kazakhstan. If we are not granted future export quotas, we will continue to sell our oil in the Kazakhstan domestic market.

         To maintain our contract during the exploration and development stage we are required to meet minimum annual capital expenditures in the exploration and development of the ADE Block and the Extended Territory. The following table shows the minimum capital expenditures we are required to make during the 2006 calendar year and for the period from January 1, 2007 through July 9, 2007.

                  Year              Minimum Capital Expenditure
                  2006                      $6,000,000
                  2007                      $4,500,000

         If we apply for the two-year extension of our exploration contract, we will be required to make additional minimum capital expenditures during the extension period to maintain our rights under the exploration contract.

         Under the terms of the contract, we must apply to the ROK for commercial production rights prior to the expiration of our contract, or its extension. The terms of our commercial production rights and royalty rates will be negotiated at the time we move to commercial production. During exploration and development stage, we have the right to produce and sell oil and natural gas at a royalty rate of 2%. When we move to commercial production, the negotiated royalty rates vary depending on reserves and production rates. Royalty rates are established by the taxing authorities of the ROK and are based on production rates; the rate increases on a sliding scale. Current royalty rates range for 2%
to 6%. Commercial production rights may also require that up to 20% of our oil production be sold to the Kazakhstan domestic market at considerably lower prices than we receive in the world export markets, as discussed above.

         Under our contract, we have the exclusive right to apply for and negotiate a commercial production contract. The government is required to negotiate the terms of these rights in good faith in accordance with the Law of
Petroleum of Kazakhstan. As long as we establish commercially producible reserves and have fulfilled our obligations during exploration and development, the government is required to grant us production rights. We have not yet applied for commercial production rights because we enjoy certain economic advantages during exploration and development as discussed herein.

         During the fiscal year ended March 31, 2006 we drilled one new well in the Aksaz field. This well was successfully completed and is in testing, test production or additional workover.

Title to Properties

         We hold an exploration contract from the Republic of Kazakhstan that grants us the right for exploration and test production of hydrocarbons on the
ADE Block and the Extended Territory. Our rights to these properties will terminate in July 2007 unless we are able to negotiate an extension of our current exploration contract or we are granted a commercial production contract.

Marketing

         Currently all of our test production is being sold to one client. We anticipate that once we move to commercial production we will market our production to third parties consistent with industry practices.

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

Sales to Major Customers

         We are now exporting all of our test production for sell in the world market. Currently, all of our production is being sold to one client, Euro-Asian
Oil AG. Our crude oil is transported via the Aktau sea port to world markets.
Sales prices at the port locations are based on the average quoted Brent crude oil price from Platt's Crude Oil Marketwire for the three days following the bill of lading date less discount of $14.15 for transportation expenses, freight charges and other expenses.

         In the exploration, development and production business, production is normally sold to relatively few customers. Our customers are concentrated in the oil and gas industry, and revenue can be materially affected by current economic conditions and the price of certain commodities such as natural gas and crude oil the cost of which is passed through to the customer. However, based on the current demand for natural gas and crude oil and the fact that alternate purchasers are readily available, we believe that the loss of Euro-Asian Oil AG would not have a long-term material adverse effect on our operations.

Competition

         Hydrocarbons exploration is highly competitive. Competition in
Kazakhstan and Central Asia includes other junior hydrocarbons exploration companies, mid-size producers and major exploration and production companies. We compete for additional exploration and production properties with these companies who in many cases may have greater financial resources and larger technical staff than we do.

         We believe we have an advantage over our competitors: our executive management and our board of directors have domestic and international experience and have been working in Kazakhstan and Russia for up to 30 years. They have developed relationships with the Kazakhstan government, its departments and ministries at many levels. We also employ experienced national and foreign specialists at senior levels in our operating subsidiary, Emir Oil, LLP.

         We face significant competition for capital from other exploration and production companies and industry sectors. At times, other industry sectors may be more in favor with investors, limiting our ability to obtain necessary capital.

Government Regulation

         Our operations are subject to various levels of government controls and regulations at various levels in both the United States and in Kazakhstan. We attempt to comply with all legal requirements in the conduct of our operations and employ business practices that we consider to be prudent under the circumstances in which we operate. It is not possible for us to separately calculate the costs of compliance with environmental and other governmental regulations as such costs are an integral part of our operations.

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

Risks Relating to the Oil and Natural Gas Industry

         A substantial or extended decline in oil and natural gas prices may adversely affect our business, financial condition, cash flow, liquidity or results of operations and ability to meet our capital expenditure obligations and financial commitments and implement our business strategy.

         Our business is heavily dependent upon the prices of, and demand for, oil and natural gas production and the level of such production will be subject to wide fluctuations and depend on numerous factors beyond our control, including the following:

         o  the domestic and foreign supply of oil and natural gas;
         o  the price and quantity of imports of crude oil and natural gas:
         o  political conditions and events in other oil-producing and natural gas-producing countries, including embargoes, continued hostilities in the Middle East, Iran, Nigeria and other sustained military campaigns, and acts of terrorism or sabotage;
         o  the actions of the Organization of Petroleum Exporting Countries, or
            OPEC;
         o  domestic government regulation, legislation and policies;
         o  the level of global oil and natural gas inventories;
         o  weather conditions;
         o  technological advances affecting energy consumption;
         o  the price availability of alternative fuels; and
         o  overall economic conditions.

         Any continued and extended decline in the price of crude oil or natural gas will adversely affect:

         o  our revenues, profitability and cash flow from operations;
         o  the value of our proved oil and natural gas reserves;
         o  the economic viability of certain of our drilling prospects;
         o  our borrowing capacity; and
         o  our ability to obtain additional capital.

         In December 2005 we were granted our first export quota from the
Ministry of Energy and Mineral Resources of the Republic of Kazakhstan ("MEMR")
which allowed us to begin exporting oil for sale in the world market in January
2006. We have also been granted export quotas in March, April, May and June
2006. Prior to January 2006, we were limited to selling our test production to the domestic market in Kazakhstan. The price of oil in the domestic market in
Kazakhstan is materially lower than the price in the world market. There is no guarantee that the Republic of Kazakhstan will continue to grant us export quotas in the future. In the event we are not granted an export quota in the future, we will be limited to selling our production to the domestic Kazakhstan market, which likely will result in us realizing lower revenue per barrel of oil sold than we would realize in the world market.

         We have not entered into crude oil and natural gas price hedging arrangements on any of our anticipated sales. However, we may in the future enter into such arrangements in order to reduce our exposure to price risks.
Such arrangements may limit our ability to benefit from increases in oil and natural gas prices.

         Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

         The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this prospectus.

         In order to prepare our estimates, we must project production rates and timing of development expenditures. We must also analyze available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary. The process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.
Therefore, estimates of oil and natural gas reserves are inherently imprecise.

         Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities and present value of reserves shown in this prospectus. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

         You should not assume that the present value of future net revenues from our proved reserves referred to in this prospectus is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, we generally base the estimated discounted future net cash flows from our proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate. If future values decline or costs increase, it could have a negative impact on our ability to finance operations; individual properties could cease being commercially viable; affecting our decision to continue operations on producing properties or to attempt to develop properties. All of these factors would have a negative impact on earnings and net income, and most likely the trading price of our securities.

         A substantial percentage of our proven properties are undeveloped;
therefore the risk associated with our success is greater than would be the case if the majority of our properties were categorized as "proved developed producing."

         Because a substantial percentage of our proven properties are "proved undeveloped" (approximately 20%), or "proved developed non-producing"
(approximately 68%), we will require significant additional capital to develop such properties before they may become productive. Further, because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be developed to the extent that they result in positive cash flow. Even if we are successful in our development efforts, it could take several years for a significant portion of our undeveloped properties to be converted to positive cash flow.

         We will be unable to produce up to 94% of our proved reserves if we are not able to extend our current contract or obtain a new contract from the
Republic of Kazakhstan, which would likely require us to terminate our operations.

         Under our current contract for exploration of hydrocarbons on the
Aksaz, Dolinnoe and Emir fields, we have the right to produce oil and gas only until July 2007, yet 94% of our proved reserves are scheduled to be produced after July 2007. We have the ability to extend our current exploration contract to July 2009. We also have the exclusive right to negotiate a commercial production contract as per the terms of our exploration contract. If, however, we are unable to obtain a commercial production contract prior to the expiration of our exploration contract, we will lose our right to produce the reserves on our current properties. If we are unable to produce those reserves, we will be unable to realize revenues and earnings and to fund operations and we would most likely be unable to continue as a going concern.

         Prospects that we decide to drill may not yield oil or natural gas in commercially viable quantities or quantities sufficient to meet our targeted rate of return.

         A "prospect" is a property which, based on available seismic and geological data, we believe shows potential oil or natural gas. Our prospects are in various stages of evaluation and interpretation. There is no way to predict in advance of drilling and completion costs whether a prospect will be economically viable. Even with seismic data and other technologies and the study of producing fields in the same area, we cannot know conclusively prior to drilling whether oil or natural gas will be present or, if present, will be present in commercial quantities. The analysis that we perform using data from other wells, more fully explored prospects and /or producing fields may not be useful in predicting the characteristics and potential reserves associated with our drilling prospects. If we drill additional unsuccessful wells, our drilling success rate may decline and we may not achieve our targeted rate of return.

         We may incur substantial losses and be subject to substantial liability claims as a result of our oil and natural gas operations.

         We are not insured against all risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition or results of operations. Our oil and natural gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

         o  environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;
         o  abnormally pressured formations;
         o  mechanical difficulties, such as stuck oil field drilling and service tools and casing collapse;

         o  fires and explosions;
         o  personal injuries and death; and
         o  natural disasters.

         Any of these risks could adversely affect our ability to conduct operations or result in substantial losses to our company. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs that is not fully covered by insurance, it could adversely affect us.

         We are subject to complex laws that can affect the cost, manner or feasibility of doing business.

         Exploration, development, production and sale of oil and natural gas are subject to extensive federal, state, local and international regulation. We may be required to make large expenditures to comply with governmental regulations. Matters subject to regulation include:

         o  discharge permits for drilling operations;
         o  drilling bonds;
         o  reports concerning operations;
         o  the spacing of wells;
         o  unitization and pooling of properties; and
         o  taxation.

         Under these laws, we could be liable for personal injuries, property damage and other damages. Failure to comply with these laws may also result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws could change in ways that substantially increase our costs. Any such liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations.

         Our operations may incur substantial liabilities to comply with the environmental laws and regulations.

         Our oil and natural gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory or remedial obligations or even injunctive relief. Changes in environmental laws and regulations occur frequently; any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on our results of operations,

competitive position or financial condition as well as on the industry in general. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or whether our operations were standard in the industry at the time they were performed.

         Unless we replace our oil and natural gas reserves, our reserves and future production will decline, which would adversely affect our cash flows and income.

         Unless we conduct successful development, exploration and exploitation activities or acquire properties containing proved reserves, our proved reserves will decline as those reserves are produced. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future oil and natural gas reserves and production, and, therefore our cash flow and income, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. If we are unable to develop, exploit, find or acquire additional reserves to replace our current and future production, our cash flow and income will decline as production declines, until our existing properties would be incapable of sustaining commercial production.

         If we do not satisfy our commitments to the government of Kazakhstan while we are engaged in exploration and development activities we could lose our rights to the ADE Block and the Extended Territory.

         We have committed to the government of Kazakhstan to make various capital investments and to develop the ADE Block and the Extended Territory in accordance with specific requirements during exploration and development.
Additionally, to undertake commercial production, we will need to apply for and be granted commercial production rights. The requirements of our current license may be inconsistent with the terms of any new licenses we are issued.
Additionally, we may not be able to satisfy all commitments in the future. If we fail to satisfy these commitments our contract may be cancelled. The cancellation of our contract could have a material adverse effect on our business, results of operations and financial condition. Although we would seek waivers of any breaches or seek to renegotiate the terms of our commitments, we cannot assure you that we would be successful in doing so.

         Our activities, and correspondingly, our ability to generate revenue to support operations, could be adversely affected because of inadequate infrastructure in the region where our properties are located.

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

         The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute on a timely basis our exploration and development plans within our budget.

         Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our development and exploration operations. As the price of oil and natural gas increases, the demand for production equipment and personnel will likely also increase, potentially resulting, at least in the near-term, in shortages of equipment and personnel.
In addition, larger producers may be able to secure access to such equipment by offering drilling companies more lucrative terms. If we are unable to acquire access to such resources, or can obtain access only at higher prices, not only would this potentially delay our ability to convert our reserves into cash flow, but this could also significantly increase the cost of producing those reserves, thereby having a negative impact on anticipated net income.

         The unavailability or high price of transportation systems could adversely affect our ability to deliver our production to oil and natural gas markets on terms that would allow us to operate profitably, or at all.

         Because of the location of our properties, the crude oil we produce must be transported by truck or by rail. In the future it will likely also be transported by pipelines. These railways and pipelines are operated by state-owned entities or other third parties, and there can be no assurance that these transportation systems will always be functioning and available, or that the transportation costs will remain at acceptable levels. In addition, any increase in the cost of transportation or reduction in its availability to us could have a material adverse effect on our results of operations. There is no assurance that we will be able to procure sufficient transportation capacity on economical terms, if at all.

         Competition in the oil and natural gas industry is intense, which may adversely affect our ability to compete.

         We operate in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing trained personnel. Many of our competitors possess and employ financial, technical and personnel resources which are substantially greater than ours, this can be particularly important in the areas in which we operate. Those companies may be able both to pay more for productive oil and natural gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. There is substantial competition for capital available for investment in the oil and natural gas industry. We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel or raising additional capital.

Risks Relating to Our Business

         The loss of senior management and key personnel could adversely affect
us.

         Our success is dependent on the performance of our senior management and key technical personnel each of whom has extensive experience in the oil and gas industry. The loss of such individuals, in particular, Boris Cherdabayev, our CEO and Chairman of our Board of Directors, or Toleush Tolmakov, the General
Director of Emir Oil, our wholly-owned subsidiary, could have an adverse effect on our business. We do not have employment agreements in place with our senior management or key employees. We do not currently carry key man insurance for any of our senior management or key employees, nor do we anticipate obtaining key man insurance in the foreseeable future.

         If you purchase shares of our stock, your investment will be subject to the same risks inherent in international operations, including, but not limited to, adverse governmental actions, political risks, and expropriation of assets, loss of revenues and the risk of civil unrest or war.

         We believe that the present policies of the government of the Republic of Kazakhstan are favorable to foreign investment and to exploration and production and we are not aware of any impending changes. While there is a certain amount of bureaucratic "red tape" we have significant experience working in Kazakhstan, and good relationships with government agencies at many levels.

         We, however, remain subject to all the risks inherent in international operations, including adverse governmental actions, uncertain legal and political systems, and expropriation of assets, loss of revenues and the risk of civil unrest or war. Our primary oil and gas properties are located in
Kazakhstan, which until 1990 was part of the Soviet Union. Kazakhstan retains many of the laws and customs of the former Soviet Union, but has and is continuing to develop its own legal, regulatory and financial systems. As the political and regulatory environment changes, we may face uncertainty about the interpretation of our agreements; in the event of dispute, we may have limited recourse within the legal and political system.

         If we are successful in establishing commercially producible reserves on our properties, an application will be made for a commercial production contract. We have the exclusive right to negotiate this contract for the ADE
Block and Extended Territory, and the government is required to conduct these negotiations under the "Law of Petroleum." Such contracts are customarily awarded upon determination that the field is capable of commercial rates of production and that we have complied with the other terms of our license and exploration contract. The terms of the commercial production contract will establish the royalty and other payments due to the government in connection with commercial production. At the time the commercial production contract is issued, we will be required to begin repaying the government its historical investment costs of exploration and development of the ADE Block and the
Extended Territory. Our obligation associated with the ADE Block is approximately $6 million. Our obligation associated with the Extended Territory has not yet been determined and is currently being negotiated. If satisfactory terms for commercial production rights cannot be negotiated, it could have a material adverse effect on our financial position.

Employees

         As of May 15, 2006 we had 199 full-time employees. We believe that our relationships with our employees are good. None of our employees are covered by a collective bargaining agreement. From time to time we utilize the services of independent consultants and contractors to perform various professional services. Field and on-site production operation services, such as pumping, maintenance, dispatching, inspection and testing are generally provided by independent contractors.

Executive Offices

         Our principal executive and corporate offices are located in an office building located at 202 Dostyk Avenue, in Almaty, Kakzakhstan. We lease this space and believe it is sufficient to meet our needs for the foreseeable future.

         We also maintain administrative office in Salt Lake City, Utah. The address is 324 South 400 West, Suit 225, Salt Lake City, Utah 84101, USA.

Reports to Security holders

         We file Annual Reports on Form 10-KSB, Quarterly Reports on Form
10-QSB, Current Reports on Form 8-K and other items with the Securities and
Exchange Commission (SEC). We provide free access to all of these SEC filings, as soon as reasonably practicable after filing, on our Internet web site located at www.bmbmunai.com. In addition, the public may read and copy any documents we file with the SEC at the SEC's Public Reference Room at 100 F Street N.E.,
Washington, DC 20549. The public may obtain information on the operation of the
Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains its Internet site www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers like BMB Munai.

Item 3. Legal Proceedings.

         In December 2003, a complaint was filed in the 15th Judicial Court in and for Palm Beach County, Florida, naming, among others, us, Georges Benarroch and Alexandre Agaian, current or former BMB directors, as defendants. The plaintiffs, Brian Savage, Thomas Sinclair and Sokol Holdings, Inc., allege claims of breach of contract, unjust enrichment, breach of fiduciary duty, conversion and violation of a Florida trade secret statute in connection with a business plan for the development Aksaz, Dolinnoe and Emir oil and gas fields owned by Emir Oil, LLP. The parties mutually agreed to dismiss this lawsuit without prejudice.

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

         In October 2005, Sokol Holdings amended its complaint in the U.S.
District Court in New York to add Brian Savage and Thomas Sinclair as plaintiffs and to add Credifinance Capital, Inc., and Credifinance Securities, Ltd.,
(collectively "Credifinance") as defendants in the matter. The amended complaint alleges tortious interference with contract, specific performance, breach of contract, unjust enrichment, breach of fiduciary duty by Georges Benarroch,
Alexandre Agaian and Credifinance, conversion, breach of fiduciary duty by Boris
Cherdabayev, Mirgali Kunayev and Bakhytbek Baiseitov, misappropriation of trade secrets, tortuous interference with fiduciary duty by Mr. Agaian, Mr. Benarroch and Credifinance and aiding and abetting breach of fiduciary duty by Mr.
Benarroch, Mr. Agaian and Credifinance in connection with a business plan for the development of the Aksaz, Dolinnoe and Emir oil and gas fields owned by Emir
Oil, LLP. The plaintiffs have not named Toleush Tolmakov as defendant in the action nor have the plaintiffs ever brought claims against Mr. Tolmakov to establish the existence or breach of any legally binding agreement between the plaintiffs and Mr. Tolmakov. The plaintiffs seek damages in an amount to be determined at trial, punitive damages, specific performance and such other relief as the Court finds just and reasonable.

         We have retained the law firm of Bracewell & Giuliani LLP in New York,
New York to represent us in the lawsuit. We moved for dismissal of the amended complaint or for a stay pending arbitration in Kazakhstan. That motion was denied, without prejudice to renewing it, to enable defendants to produce documents to plaintiffs relating to the issues raised in the motion. Following completion of document production, the motion has been renewed.

         In the opinion of management, the resolution of this lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows.

         In November 2005 we learned that the Company had been added as a defendant in a lawsuit filed by Bank CenterCredit against Optima Systems, LLP,
KazOvoshProm Company, LLP, Intexi LLP and a number of other parties. The lawsuit was filed in the Special Interregional Economic Court of Almaty, Kazakhstan.
Under Kazakhstani law, it is illegal for a party to purchase stock of a bank with borrowed funds. The lawsuit alleges that Optima Systems KazOvoshProm
Company and Intexi illegally shares of Bank CenterCredit in open market transactions in the Kazakhstan Stock Market from a number of parties, including
BMB Munai, with borrowed funds.

         On June 13, 2006 we learned that the Special Interregional Economic
Court of Almaty, Kazakhstan ruled that we had no liability in this lawsuit and has dismissed us as a defendant in the lawsuit.

         Other than the foregoing, to the knowledge of management, there is no other material litigation or governmental agency proceeding pending or threatened against the Company or our management.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended March 31, 2006. Subsequent to the quarter end on April 18, 2006, we held a special meeting of our stockholder. The total number of shares entitled to vote at the meeting was 42,198,690. The number of shares represented at the special meeting of stockholders, present or by proxy was 23,320,834. At the meeting the shareholders were asked to vote on the following matter:

         1) To ratify the adoption of a corporate policy governing future acquisitions of additional oil and gas licenses in exchange for shares of Company common stock; and
         2) To amend our Articles of Incorporation to increase the authorized capital stock of the Company to 500,000,000 common shares.

         23,320,584 shares voted to ratify the acquisitions policy and due diligence protocol and 250 shares voted against ratification of the acquisitions policy and due diligence protocol. No shares abstained.

         22,968,520 shares voted to approve an amendment to our Articles of
Incorporation to increase our authorized common stock to 500,000,000 and 352,313 shares voted against the amendment to our Articles of Incorporation and one share abstained from voting. On June 21, 2006 we filed an amendment to our
Articles of Incorporation increasing our authorized common stock to 500,000,000 shares.

         No other items were submitted to a vote of our shareholders at the meeting.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business
                     Issuer Purchases of Equity Securities

         Our shares are currently traded on the Over-the-Counter Bulletin Board
("OTCBB") under the symbol BMBM. As of June 22, 2006, we had approximately 620 shareholders of record holding 43,740,657 shares of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We believe that, in addition, there are beneficial owners of our common stock whose shares are held in street name and, consequently, we are unable to determine the actual number of beneficial holders of our common stock.

         Of the issued and outstanding common stock, approximately 9,553,445 are free trading, the balance are "restricted securities" as that term is defined in
Rule 144 promulgated by the Securities and Exchange Commission.

         The published high and low bid quotations from April 1, 2004 through
March 31, 2006, were furnished to us by Pink Sheets, LLC, are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions and may not represent actual transactions.

                                                          High           Low
         Fiscal year ending March 31, 2006

         First Quarter                                    $5.30         $4.01
         Second Quarter                                   $8.15         $4.65
         Third Quarter                                    $7.50         $6.00
         Fourth Quarter                                   $9.70         $6.70

         Fiscal year ending March 31, 2005

         First Quarter                                    $5.75         $3.80
         Second Quarter                                    7.65          3.00
         Third Quarter                                     7.05          3.00
         Fourth Quarter                                    5.40          4.60

Cash Dividends

         During the fiscal year ended March 31, 2006, the Company did not pay, nor declare, any dividends. The Company's ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed it liabilities and it is able to pay its debts as they become due in the usual course of business. The Board of
Directors does not, however, anticipate paying any dividends in the foreseeable future; it intends to retain the earnings that could be distributed, if any, for the operations, expansion and development of its business.

Securities for Issuance Under Equity Compensation Plans

         As of June 22, 2006, shares of our common stock were subject to issuance upon the exercise of outstanding options or warrants as set forth below.

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
                                     (a)                        (b)                              (c)
------------------------- --------------------------- --------------------------- ------------------------------------
Equity compensation
plans approved by
security holders                   1,173,583                  $5.32                          2,805,000
------------------------- --------------------------- --------------------------- ------------------------------------

Equity compensation
plans not approved by
security holders                     142,857                  $3.50                                 -0-
------------------------- --------------------------- --------------------------- ------------------------------------
Total                              1,356,440                  $5.12                          2,805,000
------------------------- --------------------------- --------------------------- ------------------------------------

         On November 19, 2003 we granted an option to Credifinance Securities
Limited for services rendered by Credifinance as our agent in connection with private placements made by us in November 2003. Georges Benarroch, a Company director is also the CEO of Credifinance and may be deemed to be a related party. The option grants Credifinance the right to purchase up to 142,857 shares of our common stock at an exercise price of $3.50 per share. The option expires on November 26, 2008. The option provides for adjustments to the number of shares and/or the price per share to protect the holder against dilution and in the event of mergers, reorganizations and similar events. The option also requires that in the event we determine to make a registered public offering during the term of the option, we shall use our best efforts to include the common shares underlying the options in the registration statement.

         In October 2004 we agreed to grant stock options under our 2004 Stock
Incentive Plan to Gary Lerner, our former corporate secretary, to purchase
60,000 shares of our common stock. The options have an exercise price of $4.00 per share and expire in October 2009. In April 2006, Mr. Lerner exercised options to purchase 7,200 shares of our common stock.

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

Name                            Positions with Company     Options Granted      Restricted Stock Granted
----------------------------    ----------------------     ---------------      ------------------------
Boris Cherdabayev               CEO and Director                    410,256                       189,744
Anuar Kulmagambetov             Former CFO                          232,632                       107,368
Georges Benarroch               Director                             68,421                        31,579
Valery Tolkachev                Director                             68,421                        31,579

         In January 2006, we entered into a separation agreement with our former
CFO, Anuar Kulmagambetov, to issue Mr. Kulmagambetov 50,000 restricted common shares and an option to purchase up to 100,000 shares of restricted common stock of the Company at $7.40 per share expiring five years from the date of grant.

         On June 20, 2006 our Board of Directors approved stock option grants and restricted stock awards to our officers and directors and certain employees and consultants of the Company under our 2004 Stock Incentive Plan. The total number of options and restricted stock grants was 200,000 and 495,000 respectively. The options are exercisable at a price of $7.00 per share, which was the closing price of our common stock on the OTCBB on June 20, 2006. The restricted stock grants were also valued at $7.00 per share. The options will expire three years from the grant date. All of the options and restricted stock grants vested immediately upon grant. Among the parties receiving restricted stock grants were the following executive officers and directors:

Name                            Positions with Company     Options Granted      Restricted Stock Granted
----------------------------    ----------------------     ---------------      ------------------------
Boris Cherdabayev               CEO and Director                   150,000                        80,000
Askar Tashtitov                 President                                -                        40,000
Sanat Kasymov                   CFO                                      -                        40,000
Gamal Kulumbetov                COO                                      -                        40,000
Georges Benarroch               Director                                 -                        10,000
Troy Nilson                     Director                                 -                        10,000
Stephen Smoot                   Director                                 -                        10,000
Valery Tolkachev                Director                            50,000                        40,000

Recent Sales of Unregistered Securities.

         During and subsequent to the quarter ended March 31, 2006 the following equity securities, which were not registered under the Securities Act of 1933, were issued.

         During January 2006, we entered into a separation agreement with our former CFO, Anuar Kulmagambetov, to issue Mr. Kulmagambetov 50,000 restricted common shares of the Company; and an option to purchase up to 100,000 shares of the Company's restricted common stock at $7.40 per share expiring five years from the date of grant. Mr. Kulmagambetov's resignation was not the result of any disagreement with the Company on any matter relating to our operations, policies or practices.

         Between January and March 22, 2006, Credifinance Capital Corp.,
exercised warrants to purchase 148,980 common shares for $4.00 per share for an aggregate purchase price of $595,560. The shares were issued without registration pursuant to Regulation S of the Securities Act Rules.

         In April 2006, Gary Lerner, our former corporate secretary, exercised options to purchase 7,200 shares of our common stock at a price of $4.00 per share. The shares were issued without registration under the Securities Act of
1933 in reliance upon Section 4(2) of the Securities Act of 1933.

         On April 10, 2006, Credifinance Capital Corp., a related company through a common director, exercised warrants granted in April 2005 to purchase
50,100 shares of our restricted common stock for $250,500. The shares were issued without registration pursuant to Regulation S of the Securities Act
Rules.

         On May 12, 2006, Aton International, Ltd., exercised warrants granted in December 2005 to purchase 916,667 restricted common shares for $6.00 per shares for an aggregate purchase price of $5,500,002. The shares were issued without registration pursuant to Regulation S of the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

         On June 20, 2006, our Board of Directors approved stock option grants and restricted stock awards to our officer and directors and certain employees and consultants of the Company under our 2004 Stock Incentive Plan. The total number of options and restricted stock grants was 200,000 and 495,000 respectively. The options are exercisable at a price of $7.00 per share, which was the closing price of our common stock on the OTCBB on June 20, 2006. The restricted stock grants were also valued at $7.00 per share. The options will expire three years from the grant date. All of the options and restricted stock grants vested immediately upon grant. Among the parties receiving restricted stock grants were the following executive officers and directors:

Name                            Positions with Company    Options Granted     Restricted Stock Granted
----------------------------    ----------------------    ---------------     ------------------------
Boris Cherdabayev               CEO and Director                  150,000                       80,000
Askar Tashtitov                 President                               -                       40,000
Sanat Kasymov                   CFO                                     -                       40,000
Gamal Kulumbetov                COO                                     -                       40,000
Georges Benarroch               Director                                -                       10,000
Troy Nilson                     Director                                -                       10,000
Stephen Smoot                   Director                                -                       10,000
Valery Tolkachev                Director                           50,000                       40,000

Grants were made to a total of 16 people, eleven of whom are non-U.S. persons.
The option and restricted stock grants were made without registration pursuant to Regulation S of the Securities Act Rules and Section 4(2) under the
Securities Act of 1933.

Repurchases by Small Business Issuer

         During the quarter ended March 31, 2006, we did not repurchase any shares of our Company.

Item 6. Management's Discussion and Analysis of Results of Operations

         This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the fiscal years ended March 31, 2006 and 2005. This discussion should be read in conjunction with the consolidated financial statements and footnotes to the consolidated financial statements included in this registration statement.

Forward-Looking Statements

         Certain of the statements contained in herein as well as in all parts of this document including, but not limited to, those relating to our drilling plans, future expenses, changes in wells operated and reserves, future growth and expansion, future exploration, future seismic data, expansion of operations, generation of new prospects, successful acquisition of a commercial production license, review of outside generated prospects and acquisitions, additional reserves and reserve increases, management of our asset base, expansion and improvement of capabilities, integration of new technology into operations, availability of credit facilities, new prospects and drilling locations, future capital expenditures and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected cash flows from operations, future commodity prices, expectations of timing, the outcome of legal proceedings, satisfaction of contingencies, the impact of any change in accounting policies on our financial statements, the number, timing or results of any wells, the plans for timing, interpretation and results of new or existing seismic surveys or seismic data, future production or reserves, future acquisitions of leases, lease options or other land rights, management's assessment of internal control over financial reporting, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts contained in this report are forward-looking statements.
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

Results of Operations

         This section includes a discussion of our results of operations for the fiscal years ended March 31, 2006 and 2005. The following table sets forth selected operating data for the fiscal years indicated:

                                                For the year ended                For the year ended
                                                  March 31, 2006                    March 31, 2005
                                           -----------------------------    -------------------------------
Revenues:
   Oil and gas sales                                        $ 5,956,731                         $  973,646

Expenses:
   Oil and gas operating(1)                                     829,514                            404,626
   Depletion                                                 1,1,67,235                            229,406
   Depreciation and amortization                                133,148                             66,451
   Accretion                                                      5,602                                  -
   General and administrative                                 9,724,597                          4,060,962

Net Production Data:
   Oil (Bbls)                                                   242,522                             68,755
   Natural gas (Mcf)                                                  -                                  -
   Barrels of Oil equivalent (BOE)                              242,522                             68,755

Average Sales Price:
   Oil (per Bbl)                                                  26.13                              15.17
   Natural gas (per Mcf)                                              -                                  -
   Equivalent price (per BOE)                                     26.13                              15.17

Expenses ($ per BOE):
   Oil and gas operating(1)                                        1.55                               3.08
   Depreciation, depletion and
      amortization(2)                                              5.12                               3.58
-----------------
(1) Includes direct lifting costs, (labor, repairs and maintenance, materials and supplies), expensed workover costs and the administrative costs of field production personnel, insurance and production and ad valorem taxes.
(2) Represents depletion of oil and gas properties only.

         Year ended March 31, 2006 compared to the ended March 31, 2005.

Revenue and Production

         The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the year ended
March 31, 2006 and the year ended March 31, 2005.

                                                                                             Fiscal Year ended
                                                                                        March 31, 2006 compared to
                                                                                        the Fiscal Year ended March
                                                                                                 31, 2005
                                                                                       ------------------------------
                                             For the Fiscal         For the Fiscal           $                %
                                               Year ended             Year ended         Increase         Increase
                                             March 31, 2006         March 31, 2005      (Decrease)       (Decrease)
                                            ------------------    -------------------- --------------    ------------
Production volumes:
  Natural gas (Mcf)                                         -                       -              -               -
  Natural gas liquids (Bbls)                                -                       -              -               -
  Oil and condensate (Bbls)                           242,522                  68,755        173,767             253
  Barrels of Oil equivalent (BOE)                     242,522                  68,755        173,767             253

Average Sales Price(1)
  Natural gas ($ per Mcf)                          $        -                $      -     $        -               -
  Natural gas liquids ($ per Bbl)                  $        -                $      -     $        -               -
  Oil and condensate ($ per Bbl)                   $    26.13                $  15.17     $    10.96              72
  Barrels of Oil equivalent
    ($ per BOE)                                    $    26.13                $  15.17     $    10.96              72

Operating Revenue:
Natural gas                                        $        -                $      -     $        -               -
Natural gas liquids                                $        -                $      -     $        -               -
Oil and condensate                                 $5,956,731                $973,646     $4,983,085             512
Gain on hedging and derivatives(2)                 $        -                $      -     $        -               -

                                       31

-----------------
(1) At times, we may produce more barrels than we sell in a given period. The average sales price is calculated based on the average sales price per barrel sold, not per barrel produced.
(2) We did not engage in hedging transactions, including derivatives during the fiscal years ended March 31, 2006 and 2005.

         Revenues. We generate revenue under our contract from the sale of oil recovered during test production. During the year ended March 31, 2006, we realized revenue from oil sales of $5,956,731 compared to $973,646 during the year ended March 31, 2005. This increase in revenues is primarily the result of several factors. During the current fiscal year we performed workover of re-entered wells and drilled one additional well, which led to increased test production. We performed works to perforate a productive stratum, which led to a significant flow of oil at the Dolinnoe-3 well. As a result, during the fiscal year ended March 31, 2006 the Dolinnoe-3 well accounted for 63% of our total oil production. Additionally, the price per barrel we received for oil sold increased 72% during the fiscal year ended March 31, 2006 compared to the fiscal year ended March 31, 2005. Throughout the 2006 fiscal year domestic market price increased significantly, consistent with world market prices. Additionally during fourth fiscal quarter of our 2006 fiscal year we started exporting our oil to the world markets and realized the world market price for those sales, which is considerably higher than the domestic market price in Kazakhstan. We anticipate production will continue to increase in upcoming years. We also hope to continue to be granted export quotas, which would allow us to realize world market prices. This would also lead to increased revenue from oil sales compared to our prior fiscal years because of the increased in price per barrel we would realize from sales in the world market.

         Our revenue is sensitive to changes in prices received for our products. Our production is sold at the prevailing market price in Kazakhstan and world markets, which fluctuates in response to many factors that are outside our control. Imbalances in the supply and demand for oil can have a dramatic effect on the prices we receive for our production. Political instability, the economy, weather and other factors outside our control could have an impact on both supply and demand.

Costs and Operating Expenses

         Oil and Gas Operating Expenses. During the fiscal year ended March 31,
2006, we incurred $829,514 in oil and gas operating expenses compared to
$404,626 during the year ended March 31, 2005. Oil and gas operating expenses increased due to increased production. During the year ended March 31, 2006 production volume increased by 173,767 barrels or 253% compared to the year ended March 31, 2005. Such increase led to hiring more production and maintenance personnel and a corresponding payroll increase during the year ended
March 31, 2006 of 34% compared to the year ended March 31, 2005. Increased production also led to an increase in the royalty paid to the Government of 217%
during the year ended March 31, 2006 compared to the year ended March 31, 2005.
As discussed above, another result of increased production was a $270,336 or
131% increase in transportation expenses during the year ended March 31, 2006 compared to the year ended March 31, 2005.We expect oil and gas operating expenses to continue to increase in the upcoming fiscal year as revenue continues to increase.

         General and Administrative Expenses. General and administrative expenses during the fiscal year ended March 31, 2006 were $9,724,597 compared to
$4,060,962 during the year ended March 31, 2005. This represents a 139% increase in general and administrative expenses. This significant increase is attributable to a 463% increase in payroll and other compensation, a 24%
increase in rent expenses and a 26% increase in professional services fees.
During the year ended March 31, 2006 we granted restricted stock and stock options to our directors, officers and key employees. Fair value of stock and stock options was recognized in our consolidated financial statements as compensation expense. The total amount of compensation expense recognized as a result of the stock and option grants was $4,800,954. Additionally, during the year ended March 31, 2006 we hired more administrative personnel to operate our business, using services of technicians, engineers, accountants and lawyers, as well as incurring other general corporate expenses. We do not expect general and administrative expenses to increase at such a significant rate in upcoming years. We anticipate increases in revenue will outpace the increase in general and administrative expenses in upcoming quarters.

         Loss from Operations. As a result of significantly increasing expenses, which were only partially offset by revenue from oil sales, during the fiscal year ended March 31, 2006 we realized a loss from operations of $5,903,365 compared to a loss from operations of $3,787,799 during the fiscal year ended
March 31, 2005. While we realized a 512% increase in revenue during the year ended March 31, 2006 compared to the comparable period 2005, this increase was offset by a 105% increase in oil and gas operating expenses, a 409% increase in depletion expenses and a 139% increase in general and administrative expenses.
This resulted in a 56% increase in loss from operations during the fiscal year ended March 31, 2006 compared to the fiscal year ended March 31, 2005. Until such time as expenses exceed revenue from oil and gas sales we will continue to generate operating losses. In future periods, we believe production rates and oil prices will be such that we will be able to generate sufficient revenue from oil sales to offset our expenses. If, however, production levels or oil prices were to decrease, we may be unable to offset our operating expenses with revenue from production and could experience additional losses from operations.

         Other Income. During the fiscal year ended March 31, 2006 we realized total other income of $594,075 compared to $501,830 during the fiscal year ended
March 31, 2005. This 18% increase in other income is largely attributable to
$401,563 increase in interest income and $403,151 increase in unrealized gains on marketable securities. During the year ended March 31, 2006 we received approximately $55 million for securities sold during a private placement transaction completed in December 2005. Therefore, at times during the year, we had funds that were not being used in operations that we invested in deposits and marketable securities. This income is partially offset by a $513,068 increase in exchange loss resulting from fluctuations of foreign currency rates against the U.S. Dollar and a $116,125 increase in other expenses. We anticipate the funds held in deposits and marketable securities will be used to fund our operations and therefore expect interest income and gains from marketable securities, both realized and unrealized, to decrease in the next twelve months.

         Net Loss. During the fiscal year ended March 31, 2006 we realized a net loss of $5,344,333 compared to a net loss of $3,286,312 during the fiscal year ended March 31, 2005. Notwithstanding the significant increase in revenue resulting from increased oil production during the year ended March 31, 2006 net loss increased significantly. This significant increase in net loss is largely attributable to 139% increase in general and administrative expenses. During the year ended March 31, 2006 our general and administrative expenses increased by
$5,663,635 compared to the year ended March 31, 2005. While expenses have risen significantly during the past year, we do not expect such significant expense increases in upcoming years. We also anticipate that we will continue to realize significant increases in revenue as our production levels continue to increase.
Based on these expectations, we anticipate that we will begin to realize net income in upcoming fiscal years.

Liquidity and Capital Resources

         Funding for our activities has historically been provided by funds raised through the sale of our common stock. From inception on May 6, 2003 through March 31, 2006, we have raised $94,626,926 through the sale of our common stock. As of March 31, 2006, we had cash and cash equivalents of
$18,046,123 and hold marketable securities totaling $33,095,609. We anticipate our capital resources in the upcoming twelve months will likewise consist primarily of revenue from the sale of oil and gas recovered.

         Our need for capital, except for funding our ongoing operations, is primarily related to the potential acquisition of additional oil and gas properties. For the period from inception on May 6, 2003 through March 31, 2006, we have incurred capital expenditures of $66,683,297 for exploration, development and acquisition activities.

Cash Flows

         During the fiscal year ended March 31, 2006 cash was primarily used to fund exploration and development expenditures. We had a net increase in cash and cash equivalents of $8,056,491 during the current fiscal year. See below for additional discussion and analysis of cash flow.

                                                          Twelve months ended            Twelve months ended
                                                             March 31, 2006                March 31, 2005
                                                      ----------------------------- ------------------------------

                                                                     $(33,930,517)                  $ (1,415,004)
Net cash used in operating activities
Net cash used in investing activities                                $(18,421,553)                   (18,001,879)
Net cash provided by financing activities                            $ 60,408,561                     27,280,160
                                                      ----------------------------- ------------------------------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                       $  8,056,491                   $  7,863,277
                                                      ============================= ==============================

         Our primary source of cash has been cash flows from equity offerings.
During the fiscal year ended March 31, 2006 we realized $57,410,892 from the sale of our common stock. We primarily used this cash to fund our capital expenditures and invest into debt securities. Debt securities were purchased for speculative purposes to have a short-term income from market fluctuations.

Throughout the next fiscal year we plan to sell debt securities out and use cash to fund our capital expenditures. At March 31, 2006 we had cash on hand of
$18,046,123.

         We continually evaluate our capital needs and compare them to our capital resources. Our budgeted capital expenditures for the upcoming fiscal year are about $60 million to $70 million for exploration, development, production and acquisitions. We believe our export quota and favorable world market prices will allow us to generate sufficient oil and gas revenues to finance the gap of $10 million to $20 million required for our planned exploration, development, production and acquisitions. During the year ended
March 31, 2006, we spent $18 million in exploration, development and production.
We funded these expenditures primarily from cash on hand and oil sales revenue.
We anticipate a significant increase in revenue during the upcoming year. As discussed herein, we were granted export quotas to sell up to 29,200 barrels of crude oil during January 2006, 21,900 barrels of crude oil in March 2006, 14,600 barrels of crude oil in April 2006 and 29,200 barrels of crude oil in May 2006 and June 2006 in the world markets, which has allowed us to realize world market price which is considerable higher than the domestic market price in Kazakhstan.

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

Contractual Obligations and Contingencies

         The following table lists our significant commitments at March 31,
2006, excluding current liabilities as listed on our consolidated balance sheet:

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
                                              --------------- -------------- --------------- -------------- ------------
Capital Expenditure                              $10,500,000    $ 6,000,000     $ 4,500,000              -            -
   Commitment(1)
Due to the Government of
   the Republic of Kazakhstan(2)(3)              $ 5,994,200              -     $ 5,994,200              -            -
Due to Reservoir Consultants(4)                  $   500,000    $   500,000               -              -            -
Liquidation Fund                                 $   924,592                    $   924,592              -
                                                ------------    -----------    ------------  -------------  -----------
    Total                                        $17,918,792    $ 6,500,000     $11,418,792              -            -
                                                ============    ===========    ============  =============  ===========
---------------
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
(2) In connection with our acquisition of the oil and gas contract covering the
    ADE Block, we are required to repay the ROK for historical costs incurred by it in undertaking geological and geophysical studies and infrastructure improvements. The repayment terms of this obligation will not be determined until such time as we apply for and are granted commercial production rights by the ROK. Under our contract, if we wish to commence commercial production, we must apply for such right prior to the expiration of our exploration and development rights in July 2007, or we must apply for a two-year extension of our exploration license. We are legally entitled to receive commercial production rights and have the exclusive right to negotiate such with the ROK, and the ROK is required to conduct the negotiations under the Law of Petroleum in Kazakhstan. Although we can apply for commercial production rights at any time, we enjoy certain benefits under our contract that currently make it more economically advantageous for us to continue exploration and development activities at this time. At this time, we anticipate that we will apply for a two extension of our exploration license during the first half of the 2007 calendar year. This would give us an additional two years to explore and prove up our properties before we apply for commercial production rights.
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
(4) In April 2006 we repaid the whole amount of $500,000 to reservoir consultants.

Off-Balance Sheet Financing Arrangements

         As of March 31, 2006, we had no off-balance sheet financing arrangements.

Critical Accounting Policies

         We have identified the accounting policies below as critical to our business operations and the understanding of our financial statements. The impact of these policies and associated risks are discussed throughout
Management's Discussion and Analysis and Plan of Operations where such policies affect our reported and expected financial results. A complete discussion of our accounting policies is included in Note 2 of the Notes to Consolidated Financial
Statements.

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

         Share-Based Compensation

         We account for options granted to non-employees at their fair value in accordance with FAS No. 123, Accounting for Stock-Based Compensation. Under FAS
No. 123, share-based compensation is determined as the fair value of the equity instruments issued. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete. Stock options granted to the "selling agents" in the private equity placement transactions have been offset to the proceeds as a cost of capital.
Stock options and stocks granted to other non-employees are recognized in the
Consolidated Statements of Operations.

         We have a stock option plan as described in Note 17 of the Notes to
Consolidated Financial Statements. Compensation expense for options and stocks granted to employees is determined based on their fair values at the time of grant, the cost of which is recognized in the Consolidated Statements of
Operations over the vesting periods of the respective options.

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

         Given the volatility of oil and gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil and gas reserves could change. If oil and gas prices decline, even if only for a short period of time, it is possible that impairments of oil and gas properties could occur. In addition, it is reasonably possible that impairments could occur if costs are incurred in excess of any increases in the cost ceiling, if revisions to proved oil and gas reserves occur, or if properties are sold for proceeds less than the discounted present value of the related proved oil and gas reserves.

         Ceiling test

         The capitalized oil and gas properties are subject to a "ceiling test."
The full cost ceiling test is an impairment test prescribed by SEC Regulation
S-X Rule 4-10. The test determines a limit, or ceiling, on the book value of oil and gas properties. That limit is basically the after tax present value of the future net cash flows from proved crude oil and natural gas reserves. This ceiling is compared to the net book value of the oil and gas properties reduced by any related deferred income tax liability. If the net book value reduced by the related deferred income taxes exceeds the ceiling, impairment or non-cash write down is required. Ceiling test impairment can give the Company a significant loss for a particular period; however, future depletion expense would be reduced.

Recently Issued Accounting Pronouncements

         In March 2005, the FASB issued an interpretation of Statement No. 143,
"Accounting for Asset Retirement Obligations". This interpretation clarifies that the term "conditional asset retirement obligation " as used in the
Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event.
Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred - generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exist. Statement No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This interpretation also clarifies when an entity would have sufficient information to reasonable estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years after December
15, 2005. Management does not expect FASB interpretation to the Statement No.
143 to have an impact to the Company's consolidated financial position or
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

         In February 2006, the FASB issued Statement No. 155, "Accounting for
Certain Hybrid Financial Instruments", an amendment of FASB Statement No. 133,
"Accounting for Derivative Instruments and Hedging Activities" and FASB
Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets
and Extinguishments of Liabilities." This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends
Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This
Statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after September 15, 2006. Management does not anticipate this Statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

         In March 2006, the FASB issued Statement No. 156, "Accounting for
Servicing of Financial Assets", an amendment of FASB Statement No. 140,
"Accounting for Transfers and Servicing of Financial Assets and Extinguishments
of Liabilities." This Statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities.
This Statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after September 15, 2006. Management does not anticipate this Statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

Effects of Inflation and Pricing

         The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs. Material changes in prices have an impact on the current revenue stream, estimates of future reserves, borrowing base calculations of bank loans and value of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. While we do not currently expect business costs to materially increase, continued high prices for oil and natural gas could result in increases in the cost of material, services and personnel.

Item 7. Financial Statements

         See Consolidated Financial Statement listed in the accompanying index to the Consolidated Financial Statements on Page F-1 herein.

Item 8. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

         None.

Item 8A. Controls and Procedures

         Our principal executive officer and our principal financial officer
(the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and
15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by it in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officers have also indicated that there were no significant changes in our internal controls over financial reporting or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no significant deficiencies and material weaknesses.

         Management, including our Certifying Officers, does not expect that our disclosure controls or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Item 8B. Other Information

         None.

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

Name                       Age      Positions with BMB                   Director Since

Boris Cherdabayev          52       Chairman of the Board of Directors   November 2003
                                    and Chief Executive Officer
Georges Benarroch          57       Director                             November 2003
Sanat Kasymov              30       Chief Financial Officer
Gamal Kulumbetov           31       Chief Operating Officer
Troy Nilson                40       Director                             December 2004
Stephen Smoot              50       Director                             January 2005
Askar Tashtitov            27       President
Valery Tolkachev           37       Director                             December 2003
Adam Cook                  32       Corporate Secretary

         The above individuals will serve as our officers and/or directors. A brief description of their background and business experience follows:

         Boris Cherdabayev. Mr. Cherdabayev joined BMB Holding, Inc., and assumed his current positions in May 2003. From May 2000 to May 2003, Mr.
Cherdabayev served as Director at LLP TengizChevroil, LLP a multination oil and gas company owned by Chevron, ExxonMobil, KazMunayGas and LukOil. From 1998 to
May 2000, Mr. Cherdabayev served as a member of the Board of Directors,
Vice-President of Exploration and Production and Executive Director on Services
Projects Development for at NOC "Kazakhoil", an oil and gas exploration and production company. From 1983 to 1988, he served as a people's representative at
Novouzen City Council (Kazakhstan) and from 1994 to 1998; he served as a people's representative at Mangistau Oblast Maslikhat (regional level legislative structure) and a Chairman of the Committee on Law and Order. For his
achievements Mr. Cherdabayev has been awarded with a national "Kurmet" order.
Mr. Cherdabayev earned an engineering degree from the Ufa Oil & Gas Institute, with a specialization in "machinery and equipment of oil and gas fields" in
1976. Mr. Cherdabayev also earned an engineering degree from Kazakh Polytechnic
Institute, with a specialization in "mining engineer on oil and gas fields'
development." During his career he also completed an English language program in the USA, the NIAI-D Program (Chevron Advanced Management Program) at Chevron
Corporation offices in San Francisco, CA, USA, and the CSEP Program (Columbia
Senior Executive Program) at Columbia University, New York, NY USA. Mr.
Cherdabayev is not a director or nominee of any other reporting company.

         Georges Benarroch. Mr. Benarroch has been a member of the Investment
Dealer Association of Canada and has served as the president and chief executive officer of Euro Canadian Securities Limited and its successor company,
Credifinance Securities Limited, an institutional investment bank, based in
Toronto, a member of the Toronto Stock Exchange and the Montreal Exchange since
1982. Credifinance Securities Limited has been one of the North American pioneers in providing investment banking and equity research coverage of companies in the Former Soviet Union ("FSU.") Since 1994, Credifinance
Securities Limited has acted as agent and/or underwriter, stock exchange sponsor, and introducing broker for a number of companies operating in the FSU and was instrumental in supporting Hurricane Hydrocarbons (now PetroKazakhstan)
and Transmeridian Exploration through their early stages of development. Mr.
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
Benarroch is not a director or nominee of any other reporting company.

         Sanat Kasymov. Mr. Kasymov graduated from Istanbul University of
Istanbul, Turkey in 1998 where he was awarded a Bachelors degree in Economics with an emphasis in International Relations. In 2003, Mr. Kasymov passed the

AICPA Uniform CPA Examination. From April 1999 through December 2001 Mr. Kasymov was employed as the Chief Specialist of the Corporate Relations Department of
Demir Kazakhstan Bank. From December of 2001 through 2004 Mr. Kasymov was employed at Deloitte & Touche as a Senior Auditor where he became proficient in the application of both international and national accounting (IAS/ US GAAP) and auditing standards (ISA/ US GAAS). From February 2005 to January 2006, when he was appointed as the Company's Chief Financial Officer, Mr. Kasymov served as the Financial Manager of BMB Munai, Inc. Mr. Kasymov is not a director or nominee of any reporting company.

         Gamal Kulumbetov. Mr. Kulumbetov graduated from the Kazakh National
Technical University, Department of Oil and Gas Geology located in Almaty,
Kazakhstan in 1997 where he was awarded a Bachelors degree in Geology. Mr.
Kulumbetov is now in the process of completing a Ph.D. from the same university.
Since graduating in 1997 Mr. Kulumbetov has completed various oil and gas and geological trainings from Japan National Oil Corporation, MI Drilling Fluids LLC of Germany, Chevron Texaco of Houston, Petroleum Industry Training Center of
Almaty, Kazakhstan, and Ernst & Young Company of Almaty, Kazakhstan. In 2000 Mr.
Kulumbetov was employed by Halliburton as a Surface Data Logging Engineer. From
2001 through April 2005 Mr. Kulumbetov was employed by LLP TengizChevroil
("TCO") as the Deputy Manager of the TCO Fields Development Project. From April
2005 to December 2005 Mr. Kulumbetov was employed at Big Sky Energy Corporation as Chief Geologist. Mr. Kulumbetov joined BMB Munai, Inc. as a Vice President of
Operations in December of 2005. Mr. Kulumbetov is not a director or nominee of any reporting company.

         Troy F. Nilson, CPA. Since February 2001, Mr. Nilson has served as an
Audit Partner with Chisholm, Bierwolf & Nilson, Certified Public Accountants, in
Bountiful, Utah. From December 2000 to February 2001, he served as an Audit
Manager for Crouch, Bierwolf & Associates, Certified Public Accountants, in Salt
Lake City, Utah. Prior to that time, Mr. Nilson served as the Senior Auditor for
Intermountain Power Agency in Salt Lake City, Utah from March 1995 to December
2000. In past five years, Mr. Nilson has extensive public and private company audit, audit review and Securities and Exchange Commission disclosure and reporting experience. Mr. Nilson received licensure as a Certified Public
Accountant in 1997. Mr. Nilson earned a Masters of Science Degree in Business
Information Systems from Utah State University in December 1992, and a Bachelor of Science in Accounting from Utah State University in August 1990. Mr. Nilson is not a director or nominee of any other reporting company.

         Stephen Smoot. During the past five years Mr. Smoot has been self-employed as a consultant in the area of foreign technology development and transfer. Mr. Smoot assisted in forming Caspian Service Group Limited, a wholly-owned subsidiary of EMPS Corporation, in December 1999, and served as
President of Caspian Services from inception until February 2002. Mr. Smoot served as the Interim President of EMPS Corporation from June 2004 until
December 2004. Mr. Smoot is not a director or nominee of any other reporting company.

         Askar Tashtitov. Mr. Tashtitov has been with the Company since 2004, serving in the capacity of financial analyst. Prior to joining the Company, from
2002 to 2004, Mr. Tashtitov was employed by PA Government Services, Inc. Mr.
Tashtitov worked as a management consultant specializing in oil and gas projects. In May 2002, Mr. Tashtitov earned a Bachelor of Arts degree from Yale
University majoring in Economics and History. Mr. Tashtitov is not a director or nominee of any reporting company.

         Valery Tolkachev. Since 1999 Mr. Tolkachev has been employed with Aton
Investment Company in Moscow, Russia. He is currently serving as a Managing
Director of Capital Markets for Aton. From 1991 to 1999, Mr. Tolkachev served in various positions including, broker, analyst, manager and V.P. of Equities
Department at MDM Bank, InkomBank, InkomCapital, Tveruniversalbank and TIRAbrok
Company. Mr. Tolkachev graduated with Honors from the High Military School in
Kiev, USSR in 1989. In June 2005 Mr. Tolkachev graduated from the Academy of
National Economy, Moscow Law Faculty and has applied for admission to practice law in Russia. Mr. Tolkachev also serves as a director of Caspian Services,
Inc., and Bekem Metals, Inc., both are U.S. reporting companies.

         Adam Cook. Mr. Cook graduated from the University of Utah with a B.S.
degree in Business Administration, with a minor in English in 1999. Mr. Cook's work experience includes working for Intermountain Piping Supply (IPS), a polyurethane pipe and fitting supply company and Vinson Supply a Pipe Valve and
Fitting supply company where he held various positions of responsibility including sales and customer support. Mr. Cook also worked at Phillips Petroleum oil refinery located in Woods Cross, Utah, where he worked with a team of laborers to bring several environmental concerns to current standards. From 2000 through 2003, Mr. Cook's principal business activities included working as an independent business consultant to Poulton & Yordan, a Salt Lake City based law firm that specializes in counseling public companies. Since 2003, Mr. Cook has been primarily self-employed providing consulting services to public entities regarding mergers, acquisitions and contract review. Mr. Cook is not a director or nominee of any reporting company.

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
         (4) Being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity
         Futures Trading Commission to have violated a federal or state securities or commodities law, which judgment has not subsequently been reversed, suspended, or vacated.

Board Committees

         Our board of directors has established an audit committee, whose principal functions are to assist the board in monitoring the integrity of our financial statements, the independent registered public accounting firm's qualifications and independence, the performance of our independent registered public accounting firm and our compliance with legal and regulatory requirements. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, to approve the compensation paid to our independent registered public accounting firm and to oversee our internal audit function. The audit committee is comprised of two independent directors, Troy Nilson and Valery Tolkachev, with Mr. Nilson acting as chairman.
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

Compliance with Section 16(a) of the Exchange Act

         Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us during its most recent fiscal year, it appears that Boris
Cherdabayev and Valery Tolkachev each inadvertently failed to timely file a Form
4 in July 2005 when they received a stock option and restricted stock grant. It also appears that Sanat Kasymov and Gamal Kulumbetov each inadvertently failed to file a Form 3 at the time they were appointed as officers of the Company.

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

Item 10. Executive Compensation.

         The following table sets forth information concerning the compensation paid by us for the fiscal years ended March 31, 2006 and 2005 fiscal years and for the period from inception (May 6, 2003) through March 31, 2004, to our chief executive officer, former chief executive officer and other most highly compensated executive officers.

                                                  SUMMARY COMPENSATION TABLE

                                      Annual Compensation                         Long Term           Compensation
                                                                                   Awards                Payouts
                        ------------------------------------------------- ---------------------- --------------------------
                                                                           Restricted              LTIP
Name and Principal                                         Other Annual    Stock       Options     Payout     All Other
Position                Year       Salary      Bonus       Compensation    Awards      /SARs #     ($)        Compensation
----------------------- ------- ----------- ----------- ----------------- ----------- ---------- ---------- ---------------
Boris Cherdabayev       2006      $310,502     $-0-           $-0-         189,744     410,256      $-0-          $-0-
CEO and Director        2005       200,558      -0-            -0-            -0-         --         -0-           -0-
                        2004        10,000   105,000           -0-            -0-         --         -0-           -0-

Sanat Kasymov           2006       105,574      -0-            -0-          30,000        --         -0-           -0-
CFO

Anuar Kulmagambetov     2006       188,525      -0-            -0-         157,368     332,632       -0-           -0-
Former CFO(1)           2005       185,667      -0-            -0-           -0-          --         -0-           -0-

Alexandre Agaian        2006       165,600      -0-            -0-          70,526        --         -0-           -0-
Former Director,        2005       230,122      -0-            -0-           -0-          --         -0-           -0-
Former President
and, Former CEO(2)
------------------
(1) Mr. Kulmagambetov was the chief finance officer from November 2003 to
    January 2006.
(2) Mr. Agaian was the president, co-chief executive officer and a director of the Company from November 2003 to July 2005.

Compensation of Directors

         Effective as of September 2004, all our outside directors are compensated with a stipend of $25,000 per year plus $1,000 for each directors meeting attended in person, plus airfare and hotel expense. No director receives a salary as a director.

Employment Contracts and Termination of Employment and Change-in-Control
Arrangements

         We currently have no employment contracts with any of our named executive officers. In July 2005 Alexandre Agaian, former President/co-CEO and director, received $116,861 in cash and a restricted stock grant of 70,526 common shares in connection with his separation from the Company. In January
2006, we entered into a separation agreement with Anuar Kulmagambetov, our former CFO, pursuant to which we agreed to pay Mr. Kulmagambetov $123,776 in cash, granted him a restricted stock grant of 50,000 common shares and an option to purchase up to 100,000 restricted common shares at $7.40 per share. Except as stated above, in the past three years no other executive officer has received any amounts in connection with his resignation, retirement, or other termination. No executive officer received any amounts in the last three years in connection with a change in control of the Company of a change in the executive officer's responsibilities after a change in control.

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

         The following table sets forth as of June 22, 2006, the name and the number of shares of our common stock, par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 43,740,657 outstanding shares of our common stock, and the name and shareholdings of each director and of all executive officers and directors as group.

Type of                                                           Amount and Nature of                % of
Security          Name and Address                                Beneficial Ownership                Class

Common            Bakhytbek Baiseitov                                  4,267,177(1)                    9.8%
                  100 Shevchenko Street
                  Almaty 480072
                  Republic of Kazakhstan

Common            Georges Benarroch                                      704,940(2)                    1.6%(6)
                  41A Avenue Road,
                  Toronto, Ontario M5R 2G3, Canada

Common            Boris Cherdabayev                                    6,524,983(3)                   14.7%(6)
                  202 Dostyk Ave, 4th Floor
                  Almaty 050051
                  Republic of Kazakhstan

Common            Sanat Kasymov                                           50,000                        *
                  202 Dostyk Ave, 4th Floor
                  Almaty 050051
                  Republic of Kazakhstan

Common            Askar Tashtitov                                         50,000                        *
                  202 Dostyk Ave, 4th Floor
                  Almaty 050051
                  Republic of Kazakhstan

Common            Gamal Kulumbetov                                        40,000                        *
                  202 Dostyk Ave, 4th Floor
                  Almaty 050051
                  Republic of Kazakhstan

Common            Troy Nilson                                             10,000                        *
                  533 West 2600 South #250
                  Bountiful, Utah 84010

Common            Stephen Smoot                                           10,000                        *
                  875 Donner Way, Suite 705
                  Salt Lake City, Utah 84108

Common            Valery Tolkachev                                       190,000(4)                     *(6)
                  27/6 Pokrovka St.
                  Moscow, Russia

Common            Toleush Tolmakov                                     2,800,365                       6.4%
                  Daulet village, oil storage depot
                  Aktau 466200
                  Republic of Kazakhstan

Common            Touradji Global Resources                            2,259,265(5)                    5.2%
                  Master Fund, Ltd.
                  c/o Spectrum Global Fund Administration (Cayman)
                  Anchorage Center, Second Floor
                  P.O. Box 10243 APO
                  Grand Cayman, Cayman Islands
                  BWI
------------------------------------------------------------------------------------------------------------------
All executive officers and directors                                   7,579,923                      16.9%
as a group (8 persons)
------------------------------------------------------------------------------------------------------------------

                  TOTAL                                               16,906,730                      37.9%
------------------------------------------------------------------------------------------------------------------
*  Less than 1%.

(1) Mr. Baiseitov holds 1,714,286 shares in his own name and 2,552,891 shares in the name of MB-Invest LLC, a Kazakhstan limited company, in which Mr.
    Baiseitov holds a 100% interest and therefore may be deemed to have voting and investment power over the shares held by MB-Invest LLC.
(2) The shares attributed to Mr. Benarroch include: i) 452,083 shares held of record by Credifinance Capital Corp., which are included in this registration statement. Mr. Benarroch is the president of Credifinance
    Capital Corp., and therefore may be deemed to be the beneficial owner of those shares; ii) an immediately exercisable options to acquire 142,857 shares of our common stock held of record in the name of Credifinance
    Securities, Ltd. As the CEO of Credifinance Securities, Ltd., Mr. Benarroch
    may be deemed to be the beneficial owner of those shares; iii) an immediately exercisable option to acquire 68,421 shares of our common stock held of record by Mr. Benarroch's; and iv) 41,579 shares of common stock held of record by Mr. Benarroch.
(3) The shares attributed to Mr. Cherdabayev include 3,412,601 shares held of record by Mr. Cherdabayev, 2,552,126 shares held of record by Westfall Group
    Limited FBO Boris Cherdabayev and immediately exercisable options held by
    Mr. Cherdabayev to acquire 560,256 shares of our common stock.

(4) The shares attributed to Mr. Tolkachev include 71,579 shares of common stock held of record by Mr. Tolkachev and immediately exercisable options to acquire 118,421 shares of our common stock.
(5) Mr. Paul Touradji is the managing member of Touradji Capital GP LLC, the
    General Partner of Touradji Capital Management, LP. Mr. Paul Touradji is the
    director of Touradji Global Resources Master Fund, Ltd.
(6) The percentages reflect the increase in the number of common shares that would be issued in connection with the exercise of outstanding options.

         Messers. Cherdabayev, Kasymov, Kulumbetov and Tashtitov are officers of the Company. Mr. Tolmakov is an officer of the Company's wholly-owned subsidiary, Emir Oil, LLP. Messers. Benarroch, Cherdabayev, Nilson, Smoot and
Tolkachev are directors of the Company.

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

         During 2006 and 2005 we have leased land, oil storage facilities and office and warehouse space in Aktau, Kazakhstan from Term Oil LLC. We recently negotiated a five-year extension of this lease. The basic terms of the new lease are unchanged, including the initial monthly rental payment, which did not increase. We expect to continue to lease these facilities for full term of our agreement with Term Oil LLC, which now expires on December 31, 2009. During the fiscal year ended March 31, 2006 and 2005 we paid Term Oil $276,055 and
$218,428, respectively for the use of these facilities. Toleush Tolmakov, a BMB shareholder and director of Emir Oil is the owner of Term Oil.

         During fiscal 2006 and 2005 both us and our subsidiary, Emir Oil, maintained bank accounts with Bank CenterCredit. During the fiscal years ended
March 31, 2006 and 2005 we paid Bank CenterCredit $47,185 and $19,777 respectively for banking services provided. Mr. Bakhytbek Baiseitov, a BMB shareholder and former BMB director is the Chairman of the Board of Directors of
Bank CenterCredit.

         During 2006 and 2005 Zhanaozen Repair and Mechanical Plant Ltd supplied construction materials for our exploration and development activities. During the fiscal years ended March 31, 2006 and 2005 we paid Zhanaozen Repair and
Mechanical Plant Ltd $22,399 and $66,065 respectively for materials supplied.
Adilbay Tolmakov, brother of Toleush Tolmakov, a BMB shareholder and director of
Emir Oil, is 38% shareholder of Zhanaozen Repair and Mechanical Plant Ltd.

         During the quarter ended September 30, 2005, we provided an interest free loan in the amount of $15,000 to an employee. The employee was not an executive officer or director of the Company.

         During 2005 and 2006, we have retained the services of several entities, including KazMorGeofizika CJSC, PE Blinder and PE Kunayeva to provide us with geophysical research, drilling and other services. Each of these entities may be deemed to be affiliated with BMB through Mirgali Kunayev, who served as a BMB director from November 2003 through January 13, 2005, and continues to be a BMB shareholder. Mr. Kunayev was or is an officer and/or director of KazMorGeofizica at the time these services were rendered or contracted for. Mr. Kunayev's sister owns PE Kunayeva. Mr. Kunayev's wife owns
PE Blinder. During the years ended March 31, 2006 and 2005 expenses for those services totaled to $50,136 and $123,843.

         Information regarding transactions with related parties are also disclosed in Note 17 to our Consolidated Financial Statements.

Item 13. Exhibits.

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
                  Exhibit 32.2    Certification of Principal Financial Officer
                                  Pursuant to Section 906 of the Sarbanes-Oxley
                                  Act of 2002

Item 14. Principal Accountant Fees and Services

         BDO Kazakhstanaudit served as our independent registered public accounting firm for the year ended March 31, 2006 and 2005, and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for us by BDO Kazakhstanaudit for the year ended
March 31, 2006 and 2005, is summarized as follows:

                                                   2006                2005
         -----------------------------------------------------------------------

           Audit                                $168,645            $149,343
           Audit related                               -                   -
           Tax                                         -                   -
           All other                                   -                   -
         -----------------------------------------------------------------------

           Total                                $168,645            $149,343
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

                                            BMB MUNAI, INC.

Date: June 28, 2006                          /s/ Boris Cherdabayev
                                            Boris Cherdabayev,
                                            Chief Executive Officer and Director

Date: June 28, 2006                          /s/ Sanat Kasymov
                                            Sanat Kasymov,
                                            Chief Financial Officer

Date: June 28, 2006                          /s/ Georges Benarroch
                                            Georges Benarroch, Director

Date: June 28, 2006                          /s/ Troy Nilson
                                            Troy Nilson, Director

Date: June 28, 2006                          /s/v Stephen Smoot
                                            Stephen Smoot, Director

Date: June 28, 2006                          /s/ Valery Tolkachev
                                            Valery Tolkachev, Director

                                 BMB MUNAI, INC

                        CONSOLIDATED FINANCIAL STATEMENTS
                        For the year ended March 31, 2006

TABLE OF CONTENTS
----------------------------------------------------------------------------------

                                                                           Page

Report OF Independent REGISTERED PUBLIC ACCOUNTING FIRM                    F-1

CONSOLIDATED Financial Statements for the Year Ended March 31, 2006

    Consolidated Balance Sheets                                            F-2

    Consolidated Statements of Operations                                  F-3

    Consolidated Statements of Shareholders' Equity                        F-4

    Consolidated Statements of Cash Flows                                  F-5

    Notes to Consolidated Financial Statements                             F-6

SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND
NATURAL GAS EXPLORATION DEVELOPMENT AND
PRODUCTION ACTIVITIES (unaudited)                                         F-28

Report of Independent Registered Public Accounting Firm

The Board of Directors
BMB Munai, Inc.

We have audited the accompanying consolidated balance sheet of BMB Munai, Inc.
as of March 31, 2006, and the related consolidated statements of loss, shareholders' equity, and cash flows for the year ended March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BMB Munai, Inc. at
March 31, 2006 and the consolidated results of its operations and its cash flow for the year ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Kazakhstanaudit, LLP

June 26, 2006
Almaty, Kazakhstan

BMB MUNAI, INC

CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------

                                                                    Notes           March 31, 2006          March 31, 2005
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                         6              $  18,046,123          $   9,989,632
    Marketable securities                                             7                 33,095,609                788,921
    Trade accounts receivable                                                            1,675,202                132,400
    Inventories                                                       8                  3,239,947              3,227,411
    Prepaid expenses and other assets, net                            9                  2,615,417              4,172,291
                                                                            ----------------------- -----------------------
       Total current assets                                                             58,672,298             18,310,655
                                                                            ----------------------- -----------------------

LONG TERM ASSETS
    Oil and gas properties, full cost method, net                    10                 66,683,297             49,172,304
    Other fixed assets, net                                          11                  1,020,951                683,459
    Intangible assets, net                                           12                     49,656                 14,435
    Restricted cash                                                  16                    156,454                 60,973
                                                                            ----------------------- -----------------------
       Total long term assets                                                           67,910,358             49,931,171
                                                                            ----------------------- -----------------------

TOTAL ASSETS                                                                         $ 126,582,656          $  68,241,826
                                                                            ======================= =======================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                 $   3,629,338          $   5,844,639
    Due to reservoir consultants                                     13                    500,000                278,000
    Taxes payable                                                                          145,406                333,063
    Due to Astana Fund                                               14                          -                250,000
    Accrued liabilities and other payables                                                 349,231                291,969
                                                                            ----------------------- -----------------------
       Total current liabilities                                                         4,623,975              6,997,671
                                                                            ----------------------- -----------------------

LONG TERM LIABILITIES
    Due to reservoir consultants                                     13                          -                222,000
    Liquidation fund                                                 15                    924,592                 60,973
    Deferred income tax liabilities                                   4                  6,405,285              6,370,242
                                                                            ----------------------- -----------------------
       Total long term liabilities                                                       7,329,877              6,653,215
                                                                            ----------------------- -----------------------

COMMITMENTS AND CONTINGENCIES                                        19                          -                       -

SHAREHOLDERS' EQUITY
    Share capital                                                    17                     42,224                 30,514
    Additional paid in capital                                       17                123,831,007             58,460,520
    Accumulated deficit                                                                 (9,244,427)            (3,900,094)
                                                                            ----------------------- -----------------------
       Total shareholders' equity                                                      114,628,804             54,590,940
                                                                            ----------------------- -----------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 126,582,656          $  68,241,826
                                                                            ======================= =======================

See notes to the consolidated financial statements.

BMB MUNAI, INC

CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------

                                                                                Year ended               Year ended
                                                               Notes          March 31, 2006           March 31, 2005

REVENUES                                                         3             $  5,956,731             $    973,646

EXPENSES
    Oil and gas operating                                                           829,514                  404,626
    General and administrative                                                    9,724,597                4,060,962
    Depletion                                                                     1,167,235                  229,406
    Amortization and depreciation                                                   133,148                   66,451
    Accretion expenses                                                                5,602                        -

                                                                       ----------------------  -----------------------
Total expenses                                                                   11,860,096                4,761,445
                                                                       ----------------------  -----------------------

LOSS FROM OPERATIONS                                                             (5,903,365)              (3,787,799)

OTHER INCOME (EXPENSE)
    Realized gain on marketable securities                                          101,791                  185,067
    Unrealized gain / (loss) on marketable securities                               150,384                 (252,767)
    Foreign exchange (loss) / gain, net                                            (13,547)                  499,521
    Interest income, net                                                            419,362                   17,799
    Other (expense) / income, net                                                  (63,915)                   52,210
                                                                       ----------------------  -----------------------
Total other income                                                                  594,075                  501,830
                                                                       ----------------------  -----------------------

LOSS BEFORE INCOME TAXES                                                         (5,309,290)              (3,285,969)

INCOME TAX EXPENSE                                               4                  (35,043)                    (343)
                                                                       ----------------------  -----------------------
NET LOSS                                                                       $ (5,344,333)            $ (3,286,312)
                                                                       ======================  =======================

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                5               34,867,642               26,948,437

LOSS PER COMMON SHARE (BASIC AND DILUTED)                        5             $      (0.15)            $      (0.12)

See notes to the consolidated financial statements.

BMB MUNAI, INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------

                                     Notes    Number of     Share capital     Additional       Accumulated         Total
                                               shares                          paid-in           deficit
                                                                               capital

At March 31, 2004                             20,429,421         20,429       12,115,445         (613,782)      11,522,092

    Common stock issued in
      exchange of 30% shares of
      Emir Oil LLC                     17      3,500,000          3,500       19,071,500                -       19,075,000
    Common stock issued in
      private placements               17      6,584,340          6,585       27,273,575                -       27,280,160
    Common stock issued for
      subscription                     17      1,101,000          1,101        5,503,899                -        5,505,000
    Subscription receivable            17     (1,101,000)        (1,101)      (5,503,899)               -       (5,505,000)
    Net loss for the year                              -              -                -       (3,286,312)      (3,286,312)
                                            -------------- --------------  ---------------  ---------------- ----------------
At March 31, 2005                             30,513,761       $ 30,514     $ 58,460,520     $ (3,900,094)    $ 54,590,940
                                            ============== ==============  ===============  ================ ================

    Common stock issued in
      private placements               17     10,267,667         10,268       57,400,624                -       57,410,892
    Options and warrants exercised     17        902,514            902        2,996,767                -        2,997,669
    Stock grants and stock options
     issued                            17        539,743            540        4,973,096                -        4,973,636
    Net loss for the year                              -              -                 -       (5,344,333)     (5,344,333)
                                            -------------- --------------  ---------------  ---------------- ----------------
At March 31, 2006                             42,223,685       $ 42,224    $ 123,831,007     $ (9,244,427)   $ 114,628,804
                                            ============== ==============  ===============  ================ ================

See notes to the consolidated financial statements.

BMB MUNAI, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------

                                                                                        Year ended        Year ended
                                                                            Notes      March 31, 2006      March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                $ (5,344,333)     $ (3,286,312)
Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depletion                                                                10            1,167,235           229,406
    Depreciation and amortization                                                            133,148            66,451
    Accretion expenses                                                       15                5,602                 -
    Provision for doubtful accounts                                           9               66,401           129,051
    Minority interest in operations of subsidiary                                                  -           (82,134)
    Deferred income tax expense                                               4               35,043               343
    Stock based compensation expense                                         17            4,800,954                 -
    Stock issued for services                                                17              172,682                 -
    Unrealized (gain) / loss on marketable securities                                       (150,384)          252,767
Changes in operating assets and liabilities
    (Increase) / decrease in marketable securities                                       (32,156,304)        1,837,448
    Increase in trade accounts receivable                                                 (1,542,802)         (132,400)
    Increase in inventories                                                                  (12,536)       (3,043,527)
    Decrease / (increase) in prepaid expenses and other assets                             1,490,473        (3,758,022)
    (Decrease) / increase in liabilities                                                  (2,595,696)        6,371,925
                                                                                      ---------------- ------------------
Net cash used in operating activities                                                    (33,930,517)       (1,415,004)
                                                                                      ---------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of oil and gas properties                                    10          (17,759,232)      (17,411,861)
    Acquisition of other fixed assets                                        11             (508,339)         (536,700)
    Acquisition of intangible assets                                         12              (58,501)          (12,345)
    Restricted cash                                                          16              (95,481)          (40,973)
                                                                                      ---------------- ------------------
Net cash used in investing activities                                                    (18,421,553)      (18,001,879)
                                                                                      ---------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                       17           57,410,892        27,280,160
    Proceeds from exercise of common stock options and warrants                            2,997,669                 -
                                                                                      ---------------- ------------------
Net cash provided by financing activities                                                 60,408,561        27,280,160
                                                                                      ---------------- ------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    8,056,491         7,863,277
CASH AND CASH EQUIVALENTS at beginning of year                                             9,989,632         2,126,355
                                                                                      ---------------- ------------------
CASH AND CASH EQUIVALENTS at end of year                                                $ 18,046,123      $  9,989,632
                                                                                      ================ ==================

Significant non cash transactions:
    Oil and gas properties liquidation fund                                             $    863,619      $          -
    Accrual of liabilities to Astana Fund                                                          -           250,000
    Acquisition of 30% of Emir Oil LLP by issuance of
      3,500,000 shares of common stock                                                             -      $ 19,075,000

See notes to the consolidated financial statements.

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    DESCRIPTION OF BUSINESS

      BMB Munai, Inc. (the "Company" or "BMB Munai") was incorporated in Utah in
      July 1981. The Company later changed its domicile to Delaware on February
      7, 1994. Prior to November 26, 2003, the Company existed under the name
      InterUnion Financial Corporation ("InterUnion"). The Company changed its domicile from Delaware to Nevada in December 2004.

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

      From inception (May 6, 2003) through January 1, 2006 the Company had minimal operations and was considered to be in the development stage. From
      January 1, 2006 the Company started to generate significant revenues and is no longer to be in the development stage.

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

      Emir Oil LLP maintains its accounting records in Kazakhstan Tenge and prepares separate statutory financial statements in accordance with accounting legislation in the Republic of Kazakhstan. Statutory accounting principles and procedures in Kazakhstan differ from accounting principles generally accepted under US GAAP. Accordingly, the accompanying
      Consolidated Financial Statements, which include Emir Oil LLP's statutory accounting records, reflect adjustments necessary for such financial statements to be presented in accordance with US GAAP.

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Use of estimates

      The preparation of Consolidated Financial Statements in conformity with US
      GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the Consolidated
      Financial Statements and revenues and expenses during the reporting year.
      Accordingly, actual results could differ from those estimates and affect the results reported in these Consolidated Financial Statements.

      Licences and contracts

      Emir Oil LLP is the operator of the Aksaz, Dolinnoe and Emir oil and gas fields in western Kazakhstan (the "ADE Block", the "ADE Fields"). The
      Government of the Republic of Kazakhstan (the "Government") initially issued the license to Zhanaozen Repair and Mechanical Plant on April 30,
      1999. On September 23, 2002, the license was assigned to Emir Oil LLP. On
      June 9, 2000, the contract for exploration of the Aksaz, Dolinnoe and Emir oil and gas fields was entered into between the Agency of the Republic of
      Kazakhstan on Investments and the Zhanaozen Repair and Mechanical Plant.
      On September 23, 2002, the contract was assigned to Emir Oil LLP. On
      September 10, 2004 the Government extended duration of the Contract for exploration and License for seven years to June 9, 2007. On December 7,
      2004 the Government assigned to Emir Oil LLP exclusive right to explore the additional territory during the remaining term of the License. The
      Company is legally entitled to receive this commercial production contract and has an exclusive right to negotiate this Contract and the Government is obligated to conduct these negotiations under the Law of Petroleum in
      Kazakhstan. If no terms can be negotiated, the Company has a right to produce and sell oil, including export oil, under the Law of Petroleum for the term of its existing contract through June 9, 2007.

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

      Share-based compensation

      The Company accounts for options granted to non-employees at their fair value in accordance with SFAS No. 123, Accounting for Stock-Based
      Compensation. Under SFAS No. 123, share-based compensation is determined as the fair value of the equity instruments issued. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete. Stock options granted to the "selling agents" in the private equity placement transactions have been offset to the proceeds as a cost of capital. Stock options and stocks granted to other non-employees are recognized in the
      Consolidated Statements of Operations.

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      The Company has a stock option plan as described in Note 17. Compensation expense for options and stocks granted to employees is determined based on their fair values at the time of grant, the cost of which is recognized in the Consolidated Statements of Operations over the vesting periods of the respective options.

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

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Marketable securities

      Marketable securities represent debt and equity securities held-for-trading that are acquired principally for the purpose of generating a profit from short-term fluctuations in price. Trading securities are initially recorded at cost which approximates fair value of the consideration given and subsequently measured at fair value. The
      Company uses quoted market prices to determine fair value for the
      Company's marketable securities. When reliable market prices are not available fair value is determined by reference to price quotations for similar instruments traded in different markets or management's estimates of the amounts that can be realized from an orderly disposition over a period of time, assuming current market conditions. Fair value adjustment on trading securities is recognized in profit and loss for the period.

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

      The Company periodically assesses its inventories for obsolete or slow moving stock and records an appropriate provision, if there is any.

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

      Depletion of producing properties is computed using the unit-of-production method based on estimated proved reserves.

      Liquidation fund

      Liquidation fund (site restoration and abandonment liability) is related primarily to the conservation and liquidation of the Company's wells and similar activities related to its oil and gas properties, including site restoration. The management assessed an obligation related to these costs with sufficient certainty based on internally generated engineering estimates, current statutory requirements and industry practices. The
      Company recognized the estimated fair value of this liability. These estimated costs were recorded as an increase in the cost of oil and gas assets with a corresponding increase in the liquidation fund. The oil and gas assets related to liquidation fund are depreciated on the unit-of-production basis separately for each field. An accretion expense, resulting from the changes in the liability due to passage of time by applying an interest method of allocation to the amount of the liability, is recorded as accretion expenses in the Consolidated Statement of
      Operations.

      The adequacies of the liquidation fund are periodically reviewed in the light of current laws and regulations, and adjustments made as necessary.

      Other fixed assets

      Other fixed assets are valued at the historical cost adjusted for impairment loss less accumulated depreciation. Historical cost includes all direct costs associated with the acquisition of the fixed assets.

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Recent accounting pronouncements

      In March 2005, the FASB issued an interpretation of Statement No. 143,
      "Accounting for Asset Retirement Obligations". This interpretation clarifies that the term "conditional asset retirement obligation " as used in the Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or)
      method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.
      The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred - generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exist.
      Statement No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This interpretation also clarifies when an entity would have sufficient information to reasonable estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years after December 15, 2005. Management does not expect FASB interpretation to the Statement No. 143 to have an impact to the Company's consolidated financial position or consolidated results of operations and cash flows.

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

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      In February 2006, the FASB issued Statement No. 155, "Accounting for
      Certain Hybrid Financial Instruments", an amendment of FASB Statement No.
      133, "Accounting for Derivative Instruments and Hedging Activities" and
      FASB Statement No. 140, "Accounting for Transfers and Servicing of
      Financial Assets and Extinguishments of Liabilities." This Statement
      permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;
      clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This
      Statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after September 15, 2006. Management does not anticipate this Statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

      In March 2006, the FASB issued Statement No. 156, "Accounting for
      Servicing of Financial Assets", an amendment of FASB Statement No. 140,
      "Accounting for Transfers and Servicing of Financial Assets and
      Extinguishments of Liabilities." This Statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after
      September 15, 2006. Management does not anticipate this Statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

3.    REVENUES

                                                                                     Year ended              Year ended
                                                                                   March 31, 2006          March 31, 2005

       Domestic sales                                                                $ 4,364,416              $ 973,646
       Export sales                                                                    1,592,315                      -
                                                                               -------------------    -------------------
                                                                                     $ 5,956,731              $ 973,646
                                                                               ===================    ===================

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.    INCOME TAXES

      The income tax charge in the Consolidated Statements of Operations comprised:

                                                                                     Year ended              Year ended
                                                                                   March 31, 2006          March 31, 2005

       Current tax expense                                                              $      -                  $   -
       Deferred tax expense                                                               35,043                    343
                                                                               -------------------    -------------------
                                                                                        $ 35,043                  $ 343
                                                                               ===================    ===================

      Relationship between tax expenses and accounting loss for the years ended
      March 31, 2006 and 2005 is explained as follows:

                                                                                     Year ended              Year ended
                                                                                   March 31, 2006          March 31, 2005

       Loss before income taxes                                                     $ (5,309,290)          $ (3,285,969)
                                                                               -------------------    -------------------
       Expected tax provision                                                         (1,592,787)              (985,791)
       Add tax effect of:
          Permanent differences                                                        2,077,723                976,961
          Change in valuation allowance                                                 (449,893)                 9,173
                                                                               -------------------    -------------------
                                                                                    $     35,043           $        343
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

                                                                                   March 31, 2006         March 31, 2005

       Deferred tax assets:
          Loss carryforward                                                          $   593,122            $   209,173
          Oil and gas properties                                                               -                240,720
                                                                               -------------------    -------------------
                                                                                         593,122                449,893
       Deferred tax liabilities:
          Oil and gas properties                                                       6,636,522              6,369,899
          Accrued interest income                                                        361,885                      -
          Unrealised interest income                                                           -                    343
                                                                               -------------------    -------------------
                                                                                       6,998,407              6,370,242

       Valuation allowance                                                                     -               (449,893)
                                                                               -------------------    -------------------
       Net deferred tax liability                                                    $ 6,405,285            $ 6,370,242
                                                                               ===================    ===================

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.    LOSS PER COMMON SHARE (BASIC AND DILUTED)

      The calculation of the basic and diluted loss per share is based on the following data:

                                                                                     Year ended              Year ended
                                                                                   March 31, 2006          March 31, 2005
      Numerator
      Net loss for basic and diluted loss per share                                    5,344,333              3,286,312
      Denominator
      Weighted average number of common shares for the purposes of
         basic and diluted earnings per share                                         34,867,642             26,948,437
                                                                                ------------------     ------------------
      Loss per share (basic and diluted)                                                  $ 0.15                 $ 0.12
                                                                                ==================     ==================

      The effect of the stock warrants and stock options is anti-dilutive.

6.    CASH AND CASH EQUIVALENTS

      As of March 31, 2006 and 2005 cash and cash equivalents included:

                                                                                   March 31, 2006       March 31, 2005

       US Dollars                                                                   $ 17,863,455          $ 9,982,103
       Foreign currency                                                                  182,668                7,529
                                                                            ----------------------  -------------------
                                                                                    $ 18,046,123          $ 9,989,632
                                                                            ======================  ===================

      As of March 31, 2006 and 2005 the Company pledged cash in the amount of $0 and $15,567, respectively, to collateralize payment to oil drilling and service company for drilling services.

7.    MARKETABLE SECURITIES

      Marketable securities as of March 31, 2006 and 2005 were as follows:

                                                                                   March 31, 2006       March 31, 2005

      Debt securities
       General Electric Corporation                                                 $ 22,064,587            $       -
       Fannie Mae                                                                     11,031,022                    -
       JSC Astana Finance                                                                      -              324,081
       JSC Halyk Bank Kazakhstan                                                               -               94,871
                                                                            --------------------     ---------------------
                                                                                      33,095,609              418,952
      Equity securities
       JSC Bank Center Credit                                                                  -              369,969
                                                                            --------------------     ---------------------
                                                                                               -              369,969
                                                                            --------------------     ---------------------
                                                                                    $ 33,095,609            $ 788,921
                                                                            ====================     =====================

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      As of March 31, 2006 none of the Company's marketable securities were pledged to collateralize any operations.

      As of March 31, 2005 the Company pledged all marketable securities to collateralize payment to oil drilling and service company for drilling services.

8.    INVENTORIES

      Inventories as of March 31, 2006 and 2005 were as follows:

                                                                                   March 31, 2006       March 31, 2005

       Construction material                                                         $ 3,069,144          $ 3,103,555
       Spare parts                                                                        13,486               59,706
       Crude oil produced                                                                  8,840                7,735
       Other                                                                             148,477               56,415
                                                                            --------------------     ---------------------
                                                                                     $ 3,239,947          $ 3,227,411
                                                                           =====================     =====================

9.    PREPAID EXPENSES AND OTHER ASSETS, NET

      Prepaid expenses and other assets, net, as of March 31, 2006 and 2005 were as follows:

                                                                                   March 31, 2006        March 31, 2005

       VAT recoverable                                                               $ 1,335,971          $ 1,217,751
       Advances for material                                                             712,526              589,944
       Advances for services                                                             452,839            2,301,074
       Other                                                                             309,533              192,573

      Reserves against uncollectible advances and prepayments                           (195,452)            (129,051)
                                                                            --------------------     ---------------------
                                                                                     $ 2,615,417          $ 4,172,291
                                                                            ====================     =====================

      Reserves against uncollectible advances and prepayments for the years ended March 31, 2006 and 2005 are presented as follows:

                                                                                     Year ended              Year ended
                                                                                   March 31, 2006          March 31, 2005

       As of beginning of the year                                                     $ 129,051                  $ -

       Provision                                                                          66,401              129,051
                                                                            --------------------     ---------------------
      As of end of the year                                                            $ 195,452             $ 129,051
                                                                            ====================     =====================

      Provision expenses for uncollectible advances and prepayments for the years ended March 31, 2006 and 2005 for the amounts of $66,401 and
      $129,051, respectively, are recorded in Consolidated Statements of
      Operations for the years then ended.

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.   OIL AND GAS PROPERTIES, FULL COST METHOD, NET

      Oil and gas properties, full cost method, net, as of March 31, 2006 and
      2005 were as follows:

                                                                                   March 31, 2006       March 31, 2005

       Subsoil use rights                                                           $ 20,788,119        $ 20,788,119
       Cost of drilling wells                                                         14,895,604           9,334,021
       Professional services received in exploration and
          development activities                                                      10,600,327           4,798,314
       Material and fuel used in exploration and
          development activities                                                       6,840,976           2,891,765
       Geological and geophysical                                                      1,432,418             653,571
       Infrastructure development costs                                                1,412,999           1,231,391
       Other capitalized costs                                                        12,109,495           9,704,529

      Accumulated depletion                                                           (1,396,641)           (229,406)
                                                                           ----------------------- ----------------------
                                                                                    $ 66,683,297        $ 49,172,304
                                                                           ======================= ======================

11.   OTHER FIXED ASSETS, NET

                                Constructions     Machinery        Vehicles        Office         Other          Total
                                                and equipment                    equipment
      Cost
      at April 1, 2005              $ 86,205      $ 234,200       $ 313,207      $ 128,983       $ 38,421      $ 801,016
       Additions                      63,067        138,227         118,914         78,256        110,419        508,883
       Disposals                           -              -               -           (349)          (195)          (544)
                               ------------------------------ -------------- ---------------------------------------------
      at March 31, 2006              149,272        372,427         432,121        206,890        148,645      1,309,355
                               ------------------------------ -------------- ---------------------------------------------

      Accumulated depreciation
      at April 1, 2005                10,789         18,286          58,866         23,834          5,782        117,557
       Charge for the year            14,133          7,901          93,853         28,165         27,339        171,391
       Disposals                           -              -               -           (349)          (195)          (544)
                               ------------------------------ -------------- ---------------------------------------------
      at March 31, 2006               24,922         26,187         152,719         51,650         32,926        288,404
                               ------------------------------ -------------- ---------------------------------------------

      Net book value at
        April 1, 2005                 75,416        215,914         254,341        105,149         32,639        683,459
                               ============================== ============== =============================================

      Net book value at March
        31, 2006                   $ 124,350      $ 346,240       $ 279,402      $ 155,240      $ 115,719    $ 1,020,951
                               ============================== ============== =============================================

      In accordance with SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, depreciation related to support equipment and facilities used in exploration and development activities in the amount of
      $60,979 was capitalized to oil and gas properties for the year ended March
      31, 2006.

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.   INTANGIBLE ASSETS, NET

                                                                                   Year ended          Year ended
                                                                                 March 31, 2006      March 31, 2005
      Cost
      Beginning balance                                                                 $ 17,756            $  5,411
       Additions                                                                          59,723              12,345
       Disposals                                                                          (1,222)                  -
                                                                                -----------------   -----------------
      Ending balance                                                                      76,257              17,756

      Accumulated amortisation
      Beginning balance                                                                    3,321                   -
      Amortization for the year                                                           23,314               3,321
      Disposals                                                                              (34)                  -
                                                                                -----------------   -----------------
      Ending balance                                                                      26,601               3,321
                                                                                -----------------   -----------------
      Net book value                                                                    $ 49,656            $ 14,435
                                                                                =================   =================

      As of March 31, 2006 and 2005 intangible assets include accounting and other software.

13.   DUE TO RESERVOIR CONSULTANTS

      The amount of $500,000 due to reservoir consultants represents a part of
      $700,000 contract with PGS Reservoir Consultants payable during 2006. The
      Company paid to PGS Reservoir Consultants $200,000 during 2004 and repaid remaining amount of $500,000 in April 2006.

14.   DUE TO ASTANA FUND

      In 2004 the Government of the Republic of Kazakhstan imposed a liability in the amount of $250,000 to make cash contributions to the Astana Fund.
      The Astana Fund is a government fund used by the Government of the
      Republic of Kazakhstan to accumulate cash for construction and development of Astana, the new capital of the Republic of Kazakhstan. On May 27, 2005 the Company made cash contribution of $250,000 to Astana Fund.

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

15.   LIQUIDATION FUND

                                                                                               Total

       At March 31, 2004                                                                          $ 20,000
                                                                                          -----------------

       Accrual of liability                                                                         40,973
                                                                                          -----------------

       At March 31, 2005                                                                            60,973
                                                                                          -----------------

       Revision of estimation                                                                      699,174
       Accrual of liability                                                                        158,843
       Accretion expense                                                                             5,602

       At March 31, 2006                                                                          $924,592
                                                                                          =================

      Management believes that the liquidation fund should be recognized for future abandonment costs of 6 wells located at Dolinnoe, Aksaz and Emir oil fields. Management believes that these obligations are likely to be settled at the end of the production phase at these oil fields.

      At March 31, 2006, undiscounted expected cash flows that will be required to satisfy the Company's obligation by 2007 for Dolinnoe, Aksaz and Emir fields, respectively, are $953,788. After application of a 10% discount rate, the present value of the Company's liability at March 31, 2006 and
      2005, is $924,592 and $60,973, respectively.

16.   RESTRICTED CASH

      Under the laws of the Republic of Kazakhstan, the Company is obligated to set aside funds for required environmental remediation. As of March 31,
      2006 and 2005 the Company contributed $156,454 and $60,973 to the
      Liquidation fund, respectively.

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

17.   SHARE AND ADDITIONAL PAID IN CAPITAL

      Common and preferred stock as of March 31, 2006 and 2005 are as follows:

                                                                                   March 31, 2006         March 31, 2005
            Preferred stock, $0.001 par value
            Authorized                                                                20,000,000             20,000,000
            Issued and outstanding                                                             -                      -

            Common stock, $0.001 par value
            Authorized                                                               100,000,000            100,000,000
            Issued and outstanding                                                    42,223,685             30,513,761

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

      Private placements

      On November 26, 2003 the Company placed aggregate of 2,750,494 common shares at US $2.15 per share. The second private placement consisted of an aggregate of 1,680,000 shares at US $2.50 per share. The agent received a commission equal to 8.5% of the gross proceeds received by the issuer other than for shares issued to US Persons. In addition, the agent received warrants equal to 10% of the number of shares sold on behalf of the Company. Further, on November 19, 2003, the Company entered into two stock option agreements with the agent. Pursuant the first option agreement, the agent may purchase up to 200,000 common shares of the
      Company at an exercise price of $1.00 per shares for a period of five years from the date of the merger. The second option agreement allows the
      Agent to purchase up to 142,857 common shares of the Company at an exercise price of $3.50 per share for a period of five years from the date of the merger. The agent also received a fee of $150,000 for advisory services rendered to the Company in connection with the merger.

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

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      On December 23, 2005, the Company sold an aggregate of 9,166,667 common shares of the Company at $6.00 per share in a private placement offering.
      On December 29, 2005 the Company received $52,189,207 net of the agent fees and out of pocket expenses.

      Common stock sold in private placements as of March 31, 2006 is as follows:

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

      Common Stock

      On July 18, 2005, the Company granted common shares to Company's directors and officers for past services rendered. The number of shares granted was
      360,270. The shares were valued at $4.75 per share. This stock grant vested immediately. Compensation expense in the amount of $1,711,283 was recognized in the Consolidated Statements of Operations and Consolidated
      Balance Sheets.

      On July 18, 2005, the Company granted 90,000 restricted common shares to three Company employees. Each employee's stock grants vest in three equal tranches of 10,000 shares on the first, second and third anniversaries of their employment with the Company. The first 10,000 shares of stock grants were valued at $4.75 per share. The second 10,000 shares were valued at
      $6.15 per share. The third 10,000 shares were valued at $7.5 per share.
      The fourth 10,000 shares were valued at $8.75 per share. We record the fluctuations in the fair value of certain unvested stock grants as a deferred compensation asset (reported as a reduction of shareholders'
      equity on the balance sheet). This asset is amortized upon vesting of related stock grants as non-cash compensation expense. Compensation expense for vested stock grants in the amount of $271,500 has been recognized in the Consolidated Statement of Operations and Consolidated
      Balance Sheet for the year ended March 31, 2006.

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

      On February 1, 2006 the Company also granted common shares to the
      Company's former chief finance officer for the services rendered. He was granted 50,000 shares. The shares were valued at $7.4 per share. The stock grants vested immediately. Compensation expense in the amount of $370,000 was recognized in the Consolidated Statement of Operations and
      Consolidated Balance Sheet.

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

      During the quarter ended June 30, 2005 the Company recognized additional compensation expense in the amount of $133,112 in the Consolidated
      Statement of Income and Consolidated Balance Sheet for the options granted to its former corporate secretary for the past services rendered. These options grant the employee the right to purchase up to 60,000 shares of the Company's common stock at an exercise price of $4.00 per share. The options expire in five years from the date of grant. Granted options vest immediately.

      On February 1, 2006 the Company granted stock options to former chief finance officer for the past services rendered. These options grant former chief finance officer the right to purchase up to 100,000 shares of the
      Company's common stock at an exercise price of $7.4 per share. The options expire five years from the date of grant. Granted options vest immediately. Expense for options granted is determined based on fair value of stocks at the time of grant, the cost of which, $391,795, is recognized in the Consolidated Statements of Operations.

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Stock options outstanding and exercisable as of March 31, 2006 are as follows:

                                                                                              Weighted Average
                                                                              Number              Exercise
                                                                            of Shares               Price
                                                                       -----------------   ------------------------

       As of March 31, 2005                                                     60,000                     $ 4.00

          Granted                                                              920,783                       5.04
          Exercised                                                                  -                          -
          Expired                                                                    -                          -
                                                                       -----------------   ------------------------
       As of March 31, 2006                                                    980,783                     $ 4.97
                                                                       =================   ========================

      Additional information regarding outstanding options as of March 31, 2006 is as follows:

                                Options Outstanding                                   Options Exercisable
      -----------------------------------------------------------------------  -----------------------------------
                                                                 Weighted
                                                Weighted         Average
          Range of                              Average        Contractual                      Weighted Average
       Exercise Price         Options        Exercise Price    Life (years)       Options        Exercise Price
      ------------------  -----------------  --------------- ----------------  ---------------- ------------------

       $ 4.00 - $ 7.40         980,783            $4.97             5.00           980,783           $4.97

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

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Warrants outstanding and exercisable as of March 31, 2006 are as follows:

                                                                                              Weighted Average
                                                                             Number              Exercise
                                                                           of Shares               Price
                                                                       -----------------   ------------------------

       As of March 31, 2005                                                  1,084,341                     $ 3.18

          Granted                                                            1,026,767                       5.89
          Exercised                                                          (902,514)                       3.19
          Expired                                                             (98,970)                       2.50
                                                                       -----------------   ------------------------
       As of March 31, 2006                                                  1,109,624                     $ 5.63
                                                                       =================   ========================

      Additional information regarding warrants outstanding as of March 31, 2006 is as follows:

                                Options Outstanding                                   Options Exercisable
      -----------------------------------------------------------------------  -----------------------------------
                                                                 Weighted
                                                Weighted         Average
          Range of                              Average        Contractual                      Weighted Average
       Exercise Price         Options        Exercise Price    Life (years)       Options        Exercise Price
      ------------------  -----------------  --------------- ----------------  ---------------- ------------------

       $ 3.50 - $ 6.00        1,109,624          $5.63             1.93           1,109,624          $5.63

      The estimated fair value of the stock options and warrants issued were determined using Black-Scholes option pricing model with the following assumptions:

                                                                               Year ended           Year ended
                                                                             March 31, 2006       March 31, 2005

       Risk-free interest rate                                                4.01% - 4.51%            3.20%
       Expected option life                                                       2 - 4 year           1 year
       Expected volatility in the price of the Company's common shares          65% - 74%               76%
       Expected dividends                                                           0%                   0%

       Weighted average fair value of options and warrants granted
          during the year                                                     $2.01 - $3.92           $ 2.22

18.   RELATED PARTY TRANSACTIONS

      The Company leases ground fuel tanks and other oil fuel storage facilities and warehouses from Term Oil LLC. The lease expenses for the years ended
      March 31, 2006 and 2005 totaled to $276,055 and $218,428, respectively.
      One of our shareholders is an owner of Term Oil LLC.

      During the years ended March 31, 2006 and 2005, the Company also retained the services of several companies. Expenses for those services totaled to
      $119,720 and $209,685, respectively. The suppliers which rendered services are affiliated with shareholders of the Company.

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

19.   COMMITMENTS AND CONTINGENCIES

      Historical investments by the Government of the Republic of Kazakhstan

      The Government of the Republic of Kazakhstan made historical investments in the ADE Block in the total amount of $5,994,200. When the Company applies for and is granted commercial production rights for the ADE Block, the Company will be required to begin repaying these historical investments to the Government of the Republic of Kazakhstan. The terms of repayment will be negotiated at the time the Company applies for commercial production rights.

      Capital Commitments

      Under the terms of its subsurface exploration contract, Emir Oil LLP is required to spend a total of $32 million in exploration and development activities on the ADE Block. To retain its rights under the contract, the
      Company must spend a minimum of $6 million in 2006 and $4.5 million in
      2007. Company must also comply with the terms of the work program associated with the contract, which includes the drilling of at least six additional new wells by July 9, 2007. The failure to make these minimum capital expenditures or to comply with the terms of the work program could result in the loss of the subsurface exploration contract.

      Litigations

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

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

      Bank CenterCredit has delivered a letter to the Company confirming that it has been joined in this matter to comply with the procedural requirements of Kazakh law. In the letter, the Bank CenterCredit acknowledges that the
      Company acted as a party to the transaction as a good faith seller of shares of the Bank CenterCredit. The Bank CenterCredit further acknowledges that the case has no property or material nature as it relates to BMB Munai. The Bank CenterCredit also guarantees to reimburse the Company for any expenses it may incur in connection with the litigation.

      On June 13, 2006, we learned that the Special Interregional Economic Court of Almaty, Kazakhstan ruled that we had no liability in the lawsuit filed by Bank CenterCredit against Optima Systems, LLP, KazOvoshProm Company,
      LLP and Intexi LLP and others and dismissed us as a defendant in the lawsuit.

      Other than the foregoing, to the knowledge of management, there is no other material litigation or governmental agency proceeding pending or threatened against the Company or management.

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

20.   FINANCIAL INSTRUMENTS

      As of March 31, 2006 marketable securities of $33,095,609 are presented by discount bonds issued by General Electrics Corporation and discount notes issued by Fannie Mae. As of March 31, 2005 marketable securities of
      $788,921, respectively, are held in short term repurchase agreements for securities issued by Kazakhstan banks and Kazakhstan financial institutions. As of March 31, 2006 and 2005 cash and cash equivalents include deposits in Kazakhstan banks in the amount $3,881,255 and
      $9,090,276, respectively. As of March 31, 2006 and 2005 the Company made advance payments to Kazakhstan companies and government bodies in the amount $2,473,985 and $4,301,342, respectively. As of March 31, 2006 and
      2005 trade accounts receivable of $1,675,202 and $132,400, respectively, are with the Kazakhstan companies. As of March 31, 2006 and 2005 restricted cash reflected in the long-term assets consists of $156,454 and
      $60,973, respectively, deposited in a Kazakhstan bank and restricted to meet possible environmental obligations according to the regulations of
      Kazakhstan. Furthermore, the primary asset of the Company is Emir Oil LLP;
      an entity formed under the laws of the Republic Kazakhstan.

21.   SUBSEQUENT EVENTS

      Subsequent to the year ended March 31, 2006, a placement agent exercised stock warrants for 50,100 shares at the exercise price of $5 per share.

      Also, subsequent to the year ended March 31, 2006, a placement agent exercised stock warrants for 916,667 shares at the exercise price of $6 per share.

      In April 2006 the Company repaid it's payables to PGS Reservoir
      Consultants in amount of $ 500,000 as discussed in Note 13.

      On June 20, 2006, Company's Board of Directors approved stock option grants and restricted stock awards to Company's officer and directors and certain employees and consultants of the Company under 2004 Stock
      Incentive Plan. The total number of options and restricted stock grants was 200,000 and 495,000, respectively. The options are exercisable at a price of $7.00 per share, which was the closing price of the Company's common stock on the OTCBB on June 20, 2006. The restricted stock grants were also valued at $7.00 per share. The options will expire three years from the grant date. All of the options and restricted stock grants vested immediately upon grant.

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

                                                              March 31, 2006                 March 31, 2005
                                                        ---------------------------    ---------------------------

      Developed oil and natural gas properties                        $ 68,079,938                   $ 49,401,710
      Unevaluated oil and natural gas properties                                 -                              -
      Accumulated depletion, depreciation and
         amortization                                                   (1,396,641)                      (229,406)
                                                        ---------------------------    ---------------------------
      Net capitalized cost                                            $ 66,683,297                   $ 49,172,304
                                                        ===========================    ===========================

      Costs Incurred - Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:

                                                              March 31, 2006                 March 31, 2005
                                                        ---------------------------    ---------------------------

      Acquisition costs:
          Unproved properties                                         $          -                   $          -
          Proved properties                                             20,788,119                     20,788,119
      Exploration costs                                                  6,826,695                      3,373,092
      Development costs                                                 39,540,532                     25,179,526
                                                        ---------------------------    ---------------------------
         Subtotal                                                       67,155,346                     49,340,737
      Asset retirement costs                                               924,592                         60,973
                                                        ---------------------------    ---------------------------
          Total costs incurred                                        $ 68,079,938                   $ 49,401,710
                                                        ===========================    ===========================

      Results of Operations - Results of operations for the Company's oil and natural gas producing activities are summarized below:

                                                            For the year ended             For the year ended
                                                              March 31, 2006                 March 31, 2005
                                                        ---------------------------    ---------------------------

      Oil and natural gas revenues                                     $ 5,956,731                      $ 973,646

      Operating expenses:
         Oil and natural gas operating expenses
           and ad valorem taxes                                            829,514                        404,626
         Accretion expense                                                   5,602                              -
         Depletion expense                                               1,167,235                        229,406
                                                        ---------------------------    ---------------------------
         Results of operations from oil and gas
           producing activities                                        $ 3,954,380                      $ 339,614
                                                        ===========================    ===========================

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                                                 Oil, Condensate and Natural Gas Liquids
                                                                                 (MBbls)
                                                         ---------------------------------------------------------
                                                            For the year ended            For the year ended
                                                              March 31, 2006                March 31, 2005
                                                         -------------------------    ----------------------------

      Proved developed and undeveloped
         reserves
            Beginning of the year                                      13,160,000                               -
            Revisions of previous estimates                               830,522                               -
            Purchase of oil and gas properties                                  -                               -
            Extensions and discoveries                                          -                      13,228,755
            Sales of properties                                                 -                               -
            Production                                                   (242,522)                        (68,755)
                                                         -------------------------    ----------------------------
            End of year                                                13,748,000                      13,160,000
                                                         =========================    ============================

      Proved developed reserves at year end                            11,168,000                      10,580,000
                                                         =========================    ============================

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Standardized Measure - The Standardized Measure of Discounted Future Net
      Cash Flows relating to the Company's ownership interests in proved oil reserves for the year ended March 31, 2006 and 2005 is shown below:

                                                            For the year ended             For the year ended
                                                              March 31, 2006                 March 31, 2005
                                                        ---------------------------    ---------------------------

      Future cash inflows                                            $ 493,223,000                  $ 274,607,000
      Future oil and natural gas operating
         expenses                                                       52,092,000                     46,442,000
      Future development costs                                           6,800,000                      7,750,000
      Future income tax expense                                        199,113,000                    134,848,000
                                                        ---------------------------    ---------------------------
      Future net cash flows                                            235,218,000                     85,567,000
      10% discount factor                                              132,573,000                     58,046,000
                                                        ---------------------------    ---------------------------
      Standardized measure of discounted future
         net cash flows                                              $ 102,645,000                  $  27,521,000
                                                        ===========================    ===========================

      Our standardized measure of discounted future net cash flows relating to proved oil reserves was prepared in accordance with the provisions of SFAS
      69. Future cash inflows are computed by applying year end prices of oil and natural gas to year end quantities of proved oil and natural gas reserves. Future oil and natural gas production and development costs are computed by estimating the expenditures to be incurred in producing and developing the proved oil and natural gas reserves at year end, based on year end costs and assuming continuation of existing economic condition.

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

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Changes in Standardized Measure - Changes in Standardized Measure of
      Discounted Future Net Cash Flows relating to proved oil reserves are summarized below:

                                                           For the year ended              For the year ended
                                                             March 31, 2006                  March 31, 2005
                                                       ----------------------------    ---------------------------

      Changes due to current year operations:
         Sales of oil and natural gas, net of oil
            and natural gas operating expenses                       $ (5,127,217)                   $   (569,020)
         Sales of oil and natural gas properties                                 -                              -
         Purchase of oil and gas properties                                      -                              -
         Extensions and discoveries                                              -                     77,847,020
      Net change in sales and transfer prices,  net                     67,650,993                              -
      of production costs
      Changes due to revisions of standardized
        variables                                                                -                              -
         Prices and operating expenses                                           -                              -
         Revisions to previous quantity estimates                        9,199,160                              -
         Estimated future development costs                                409,194                              -
         Income taxes                                                  (34,678,000)                   (49,757,000)
         Accretion of discount                                           2,752,100                              -
         Production rates (timing)                                      25,929,078                              -
         Other                                                           8,988,692                              -
                                                       ----------------------------    ---------------------------
      Net Change                                                        75,124,000                     27,521,000
      Beginning of year                                                 27,521,000                              -
                                                       ----------------------------    ---------------------------
      End of year                                                    $ 102,645,000                   $ 27,521,000
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

