Form 10-Q
period 2006-06-30
BMB MUNAI INC
filed 2006-08-09
CIK 924805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2006

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From ________ to _________

                        Commission File Number 000-28638


                                 BMB MUNAI, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                                30-0233726
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                202 Dostyk Ave, 4th Floor
                  Almaty, Kazakhstan                          050051
         ----------------------------------------           ----------
         (Address of principal executive offices)           (Zip Code)

                                +7 (3272) 375-125
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, or non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated Filer [ ]   Accelerated Filer [X]   Non-accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

At August 2, 2006, the registrant had 43,740,657 shares of Common Stock, par value $0.001, issued and outstanding.

                                 BMB MUNAI, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

     Item 1.  Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets as of June 30, 2006 and
         March 31, 2006 ...................................................... 3

         Consolidated Statements of Loss for the Three Months Ended
         June 30, 2006 and 2005............................................... 4

         Consolidated Statements of Cash Flows for the Three Months
         Ended June 30, 2006 and 2005......................................... 5

         Notes to Consolidated Financial Statements........................... 6

     Item 2.   Managements' Discussion and Analysis of Financial Condition
                 and Results of Operations....................................18

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....29

     Item 4.   Controls and Procedures........................................30

PART II -- OTHER INFORMATION

     Item 1.   Legal Proceedings..............................................31

     Item 1A.  Risk Factors...................................................32

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....32

     Item 4.   Submission of Matters to a Vote of Security Holders............33

     Item 5.   Other Information..............................................34

     Item 6.   Exhibits.......................................................34

     Signatures...............................................................34

PART I - FINANCIAL INFORMATION

                  Item 1 - Unaudited Consolidated Financial Statements

BMB MUNAI, INC.

CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------------

                                                                    Notes             June 30, 2006          March 31, 2006
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                         3               $ 14,040,451            $ 18,046,123
    Marketable securities                                             4                 33,456,728              33,095,609
    Trade accounts receivable                                                              603,511               1,675,202
    Inventories                                                       5                  4,748,779               3,239,947
    Prepaid expenses and other assets, net                            6                  7,060,199               2,615,417
                                                                            ----------------------- -----------------------
       Total current assets                                                             59,909,668              58,672,298
                                                                            ----------------------- -----------------------

LONG TERM ASSETS
    Oil and gas properties, full cost method, net                     7                 72,872,721              66,683,297
    Other fixed assets, net                                           8                  1,171,736               1,020,951
    Intangible assets, net                                                                  43,334                  49,656
    Restricted cash                                                                        156,454                 156,454
                                                                            ----------------------- -----------------------
       Total long term assets                                                           74,244,245              67,910,358
                                                                            ----------------------- -----------------------

TOTAL ASSETS                                                                          $134,153,913            $126,582,656
                                                                            ======================= =======================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                  $  5,271,951            $  3,629,338
    Due to reservoir consultants                                                                 -                 500,000
    Taxes payable                                                                          112,590                 145,406
    Accrued liabilities and other payables                                                 142,999                 349,231
                                                                            ----------------------- -----------------------
       Total current liabilities                                                        5,527,540               4,623,975
                                                                            ----------------------- -----------------------

LONG TERM LIABILITIES
    Liquidation fund                                                                       964,197                 924,592
    Deferred income tax liabilities                                                      6,405,285               6,405,285
                                                                            ----------------------- -----------------------
       Total long term liabilities                                                       7,369,482               7,329,877
                                                                            ----------------------- -----------------------

COMMITMENTS AND CONTINGENCIES                                        12                          -                       -

SHAREHOLDERS' EQUITY
    Share capital                                                     9                     43,691                  42,224
    Additional paid in capital                                        9                133,598,388             123,831,007
    Accumulated deficit                                                                (12,385,188)             (9,244,427)
                                                                            ----------------------- -----------------------
       Total shareholders' equity                                                      121,256,891             114,628,804
                                                                            ----------------------- -----------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $134,153,913            $126,582,656
                                                                            ======================= =======================


See notes to the consolidated financial statements.

                                                                3

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF LOSS

------------------------------------------------------------------------------------------------------------------------

                                                                            Three months ended       Three months ended
                                                               Notes           June 30, 2006            June 30, 2005
REVENUES                                                        10             $  2,345,972              $   662,637

EXPENSES
    Oil and gas operating                                                           414,875                   80,273
    General and administrative                                                    5,367,696                1,001,238
    Depletion                                                                       240,491                  189,778
    Amortization and depreciation                                                    35,145                   30,438
    Accretion expenses                                                               39,605                        -
                                                                       ----------------------  -----------------------
Total expenses                                                                    6,097,812                1,301,727
                                                                       ----------------------  -----------------------

LOSS FROM OPERATIONS                                                             (3,751,840)                (639,090)

OTHER INCOME (EXPENSE)
    Realized gain on marketable securities                                          247,285                   62,779
    Unrealized gain / (loss) on marketable securities                               112,666                   (7,539)
    Foreign exchange gain / (loss), net                                             158,644                (132,415)
    Interest income, net                                                            155,284                   12,022
    Other (expense) / income, net                                                   (62,800)                   6,592
                                                                        ----------------------  -----------------------
Total other income / (expense)                                                      611,079                  (58,561)
                                                                       ----------------------  -----------------------

LOSS BEFORE INCOME TAXES                                                         (3,140,761)                (697,651)

INCOME TAX EXPENSE                                                                        -                        -
                                                                       ----------------------  -----------------------
NET LOSS                                                                       $ (3,140,761)             $  (697,651)
                                                                       ======================  =======================


WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING -  BASIC AND DILUTED                                              37,626,620               31,750,558

LOSS PER COMMON SHARE (BASIC AND DILUTED)                                      $      (0.08)             $     (0.02)


See notes to the consolidated financial statements.

                                                                4

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------

                                                                                       Three months      Three months
                                                                                      ended June 30,    ended June 30,
                                                                            Notes          2006              2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                              $ (3,140,761)      $  (697,651)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depletion                                                                 7            240,491           189,778
    Depreciation and amortization                                                           35,145            30,438
    Accretion expenses                                                                      39,605                 -
    Stock based compensation expense                                          9          4,010,346                 -
    Unrealized (gain)/loss on marketable securities                                       (112,666)            7,539
Changes in operating assets and liabilities
    (Increase)/decrease in marketable securities                                          (248,453)          288,843
    Decrease in trade accounts receivable                                                1,071,691           131,222
    Increase in inventories                                                             (1,508,832)         (649,078)
    Increase in prepaid expenses and other assets                                       (4,444,782)         (275,174)
    Increase/(decrease) in liabilities                                                     903,566        (1,112,797)
                                                                                     ---------------- ------------------
Net cash used in operating activities                                                   (3,154,650)       (2,086,880)
                                                                                     ---------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of oil and gas properties                                     7         (6,392,577)       (6,004,418)
    Acquisition of other fixed assets                                         8           (216,947)          (41,281)
    Acquisition of intangible assets                                                             -           (56,745)
                                                                                     ---------------- ------------------
Net cash used in investing activities                                                   (6,609,524)       (6,102,444)
                                                                                     ---------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                                           -         5,221,685
    Proceeds from exercise of common stock options and warrants               9          5,758,502           863,933
                                                                                     ---------------- ------------------
Net cash provided by financing activities                                                5,758,502         6,085,618
                                                                                     ---------------- ------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 (4,005,672)       (2,103,706)
CASH AND CASH EQUIVALENTS at beginning of quarter                                       18,046,123         9,989,632
                                                                                     ---------------- ------------------
CASH AND CASH EQUIVALENTS at end of quarter                                           $ 14,040,451       $ 7,885,926
                                                                                     ================ ==================


See notes to the consolidated financial statements.

                                                        5

BMB MUNAI, INC.

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

      On November 26, 2003, InterUnion executed an Agreement and Plan of Merger (the "Agreement") with BMB Holding, Inc. ("BMB"), a private Delaware corporation, formed for the purpose of acquiring and developing oil and gas fields in the Republic of Kazakhstan. As a result of the merger, the shareholders of BMB obtained control of the Company. BMB was treated as the acquiror for accounting purposes. A new board of directors was elected that was comprised primarily of the former directors of BMB Holding, Inc.

      The Company's consolidated financial statements presented are a continuation of BMB, and not those of InterUnion Financial Corporation, and the capital structure of the Company is now different from that appearing in the historical financial statements of InterUnion Financial Corporation due to the effects of the recapitalization.

      The Company has a representative office in Almaty, Republic of Kazakhstan.

      From inception (May 6, 2003) through January 1, 2006 the Company had minimal operations and was considered to be in the development stage. From January 1, 2006 the Company started to generate significant revenues and is no longer in the development stage.

2.    SIGNIFICANT ACCOUNTING POLICIES

      The consolidated financial information included herein is unaudited, except for the balance sheet as of March 31, 2006, which is derived from the Company's audited consolidated financial statements for the year ended March 31, 2006. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The consolidated results of operations for the interim period are not necessarily indicative of the consolidated results to be expected for an entire year.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q Report pursuant to certain rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our March 31, 2006 Form 10-KSB Report.

      The accounting principles applied are consistent with those as set out in the Company's annual Consolidated Financial Statements for the year ended March 31, 2006.

      Basis of consolidation

      The Company's consolidated financial statements present the consolidated results of BMB Munai, Inc., and its wholly owned subsidiary, Emir Oil LLP (hereinafter collectively referred to as the "Company"). All significant inter-company balances and transactions have been eliminated from the Consolidated Financial Statements.

      All transactions of Emir Oil LLP from the date of its acquisition by BMB (June 7, 2003) through June 30, 2006 are reflected in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

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

      Licences and contracts

      Emir Oil LLP is the operator of the Aksaz, Dolinnoe and Emir oil and gas fields in western Kazakhstan (the "ADE Block", the "ADE Fields"). The Government of the Republic of Kazakhstan (the "Government") initially issued the license to Zhanaozen Repair and Mechanical Plant on April 30, 1999. On September 23, 2002, the license was assigned to Emir Oil LLP. On June 9, 2000, the contract for exploration of the Aksaz, Dolinnoe and Emir oil and gas fields was entered into between the Agency of the Republic of Kazakhstan on Investments and the Zhanaozen Repair and Mechanical Plant. On September 23, 2002, the contract was assigned to Emir Oil LLP. On September 10, 2004 the Government extended the term of the Contract for exploration and License from five years to seven years through July 9, 2007. On December 7, 2004 the Government assigned to Emir Oil LLP exclusive right to explore the additional territory during the remaining term of the License. To move from the exploration and development stage to the commercial production stage, the Company must apply for and be granted a commercial production contract. The Company is legally entitled to receive this commercial production contract and has an exclusive right to negotiate this Contract and the Government is obligated to conduct these negotiations under the Law of Petroleum in Kazakhstan. If the Company does not move from the exploration and development stage to the commercial production stage, it has the right to produce and sell oil, including export oil, under the Law of Petroleum for the term of its existing contract, which may be extended for an additional two-year term.

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

      The Company has a stock option plan as described in Note 9. Compensation expense for options and stocks granted to employees is determined based on their fair values at the time of grant, the cost of which is recognized in the Consolidated Statements of Loss over the vesting periods of the respective options.

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

      Marketable securities

      Marketable securities represent debt and equity securities held-for-trading that are acquired principally for the purpose of generating a profit from short-term fluctuations in price. Trading securities are initially recorded at cost, which approximates fair value of the consideration given, and subsequently measured at fair value. The Company uses quoted market prices to determine fair value for the Company's marketable securities. When reliable market prices are not available fair value is determined by reference to price quotations for similar instruments traded in different markets or management's estimates of the amounts that can be realized from an orderly disposition over a period of time, assuming current market conditions. Fair value adjustment on trading securities is recognized in profit and loss for the period.

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

      Liquidation fund

      Liquidation fund (site restoration and abandonment liability) is related primarily to the conservation and liquidation of the Company's wells and similar activities related to its oil and gas properties, including site restoration. Management assessed an obligation related to these costs with sufficient certainty based on internally generated engineering estimates, current statutory requirements and industry practices. The Company recognized the estimated fair value of this liability. These estimated costs were recorded as an increase in the cost of oil and gas assets with a corresponding increase in the liquidation fund. The oil and gas assets related to liquidation fund are depreciated on the unit-of-production basis separately for each field. An accretion expense, resulting from the changes in the liability due to passage of time by applying an interest method of allocation to the amount of the liability, is recorded as accretion expenses in the Consolidated Statement of Loss.

      The adequacies of the liquidation fund are periodically reviewed in the light of current laws and regulations, and adjustments made as necessary.

      Other fixed assets

      Other fixed assets are valued at historical cost adjusted for impairment loss less accumulated depreciation. Historical cost includes all direct costs associated with the acquisition of the fixed assets.

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

      Other fixed assets of the Company are evaluated for impairment. If the sum of expected undiscounted cash flows is less than net book value, unamortized costs of other fixed assets will be reduced to a fair value.

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


3.    CASH AND CASH EQUIVALENTS

      As of June 30, 2006 and March 31, 2006 cash and cash equivalents included:

                                                                       June 30, 2006       March 31, 2006
       US Dollars                                                       $ 13,811,057        $ 17,863,455
       Foreign currency                                                      229,394             182,668
                                                                      ---------------     ---------------
                                                                        $ 14,040,451        $ 18,046,123
                                                                      ===============     ===============


4.    MARKETABLE SECURITIES

      Marketable securities as of June 30, 2006 and March 31, 2006 were as follows:
                                                                       June 30, 2006       March 31, 2006
      General Electric Corporation corporate commercial papers          $ 22,297,166        $ 22,064,587
      Rabobank USA corporate commercial papers                            11,159,562                   -
      Fannie Mae discount notes                                                    -          11,031,022
                                                                      ---------------     ---------------
                                                                        $ 33,456,728        $ 33,095,609
                                                                      ===============     ===============


5.    INVENTORIES

      Inventories as of June 30, 2006 and March 31, 2006 were as follows:
                                                                        June 30, 2006       March 31, 2006
       Construction material                                              $4,324,289         $ 3,069,144
       Spare parts                                                            32,889              13,486
       Crude oil produced                                                     12,745               8,840
       Other                                                                 378,856             148,477
                                                                      ---------------     ---------------
                                                                          $4,748,779         $ 3,239,947
                                                                      ===============     ===============


6.    PREPAID EXPENSES AND OTHER ASSETS, NET

      Prepaid expenses and other assets, net, as of June 30, 2006 and March 31,
      2006 were as follows:
                                                                       June 30, 2006       March 31, 2006
       Advances for material                                              $3,097,664         $   712,526
       Advances for services                                               2,069,746             452,839
       VAT recoverable                                                     1,891,075           1,335,971
       Other                                                                 213,189             309,533
       Reserves against uncollectible advances and prepayments              (211,475)           (195,452)
                                                                      ---------------     ---------------
                                                                          $7,060,199         $2,615,417
                                                                      ===============     ===============


7.    OIL AND GAS PROPERTIES, FULL COST METHOD, NET

      Oil and gas properties, full cost method, net, as of June 30, 2006 and
      March 31, 2006 were as follows:
                                                                       June 30, 2006       March 31, 2006
       Subsoil use rights                                                $20,788,119         $20,788,119
       Cost of drilling wells                                             18,258,509          14,895,604
       Professional services received in exploration and
         development activities                                           11,106,862          10,600,327
       Material and fuel used in exploration and development
         activities                                                        7,582,912           6,840,976
       Geological and geophysical                                          1,710,975           1,432,418
       Infrastructure development costs                                    1,425,334           1,412,999
       Other capitalized costs                                            13,637,142          12,109,495
       Accumulated depletion                                              (1,637,132)         (1,396,641)
                                                                      ---------------     ---------------
                                                                         $72,872,721         $66,683,297
                                                                      ===============     ===============


8.    OTHER FIXED ASSETS, NET
                                                  Machinery                       Office
                                Construction    and equipment      Vehicles      equipment        Other          Total
      Cost
      at March 31, 2006            $ 149,272      $ 372,427       $ 432,121      $ 206,890      $ 148,645    $ 1,309,355
       Additions                       4,123         27,612         127,311         34,087         23,814        216,947
       Disposals                           -              -               -              -              -              -
                               ------------------------------ -------------- ---------------------------------------------
      at June 30, 2006               153,395        400,039         559,432        240,977        172,459      1,526,302
                               ------------------------------ -------------- ---------------------------------------------

      Accumulated depreciation
      at March 31, 2006               24,922         26,187         152,719         51,650         32,926        288,404
       Charge for the period           5,010          5,695          32,242         18,298          4,917         66,162
       Disposals                           -              -               -              -              -              -
                               ------------------------------ -------------- ---------------------------------------------
      at June 30, 2006                29,932         31,882         184,961         69,948         37,843        354,566
                               ------------------------------ -------------- ---------------------------------------------

      Net book value at
        March 31, 2006             $ 124,350      $ 346,240       $ 279,402      $ 155,240      $ 115,719    $ 1,020,951
                               ============================== ============== =============================================

      Net book value at
        June 30, 2006              $ 123,463      $ 368,157       $ 374,471      $ 171,029      $ 134,616    $ 1,171,736
                               ============================== ============== =============================================

      In accordance with SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, depreciation related to support equipment and facilities used in exploration and development activities in the amount of $37,337 was capitalized to oil and gas properties for the quarter ended June 30, 2006.

9.    SHARE AND ADDITIONAL PAID IN CAPITAL

      Common and preferred stock as of June 30, 2006 and March 31, 2006 were as follows:

                                                June 30, 2006    March 31, 2006
                                                -------------    --------------
      Preferred stock, $0.001 par value
      Authorized                                  20,000,000       20,000,000
      Issued and outstanding                               -                -

      Common stock, $0.001 par value
      Authorized                                 500,000,000      100,000,000
      Issued and outstanding                      43,740,657       42,223,685

      On June 21, 2006 the Company filed Certificate of Amendment to BMB Munai, Inc. Articles of Incorporation with the Nevada Secretary of State to increase the Company's authorized common stock from 100,000,000 to 500,000,000 shares. Authorized preferred stock remained unchanged.

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

      Common Stock

      On June 20, 2006 the Company granted common stock to officers and directors and certain employees and consultants of the Company under the Plan. The total number of restricted common shares granted was 495,000. The restricted stock grants were valued at $7.00 per share. All of the restricted stock grants vested immediately upon grant. Compensation expense in the amount of $3,465,000 was recognized in the Consolidated Statements of Loss and Consolidated Balance Sheet.

      Stock Options

      On June 20, 2006 the Company granted stock options to directors of the Company under the Plan. The total number of options was 200,000. The options are exercisable at a price of $7.00 per share. The options will expire three years from the grant date. All of the options vested immediately upon grant. Compensation expense for options granted is determined based on their fair values at the time of grant, the cost of which in the amount of $545,346 was recognized in the Consolidated Statements of Loss and Consolidated Balance Sheet.

      On November 12, 2004 the Company granted stock options to its former corporate secretary for past services rendered. These options grant the employee the right to purchase up to 60,000 shares of the Company's common stock at an exercise price of $4.00 per share. The options vested immediately and expire five years from the date of grant. In April 2006, options to acquire 7,200 common shares were exercised.

      Stock options outstanding and exercisable as of June 30, 2006 were as follows:

                                                               Weighted Average
                                         Number of Shares        Exercise Price
                                         -----------------   -------------------
       As of March 31, 2006                      980,783              $ 4.97
          Granted                                200,000                7.00
          Exercised                               (7,200)               4.00
          Expired                                      -                   -
                                         -----------------   -------------------
       As of June 30, 2006                     1,173,583              $ 5.33
                                         =================   ===================


      Additional information regarding outstanding options as of June 30, 2006 was as follows:

                                Options Outstanding                                   Options Exercisable
      ------------------------------------------------------------------------------------------------------------
                                                                 Weighted
                                                Weighted         Average
          Range of                              Average        Contractual                      Weighted Average
       Exercise Price         Options        Exercise Price    Life (years)       Options        Exercise Price
      ------------------  -----------------  --------------- ---------------------------------- ------------------
       $ 4.00 - $ 7.40        1,173,583           $5.33             4.15          1,173,583           $5.33

      The estimated fair value of the stock options issued were determined using
      Black-Scholes option pricing model with the following assumptions:

                                                                             Three months         Year ended
                                                                          ended June 30, 2006    March 31, 2006
       Risk-free interest rate                                                   5.23%            4.01% - 4.51%
       Expected option life                                                      2 years           2 - 4 years
       Expected volatility in the price of the Company's common shares            65%              65% - 74%
       Expected dividends                                                         0%                   0%
       Weighted average fair value of options and warrants granted
         during the period                                                      $2.73             $2.01 - $3.92

      Warrants

      On April 12, 2005, the Company granted warrants to placement agents in connection with funds raised on the Company's behalf. These warrants granted the placement agents the right to purchase up to 110,100 shares of the Company's common stock at an exercise price of $5.00 per share. These warrants have been offset to the proceeds as a cost of capital. In October 2005, warrants to purchase 60,000 shares were exercised. In April 2006, the remaining warrants to purchase 50,100 shares were exercised.

      On December 31, 2005, the Company granted warrants to placement agents in connection with funds raised on the Company's behalf. These warrants granted the placement agents the right to purchase up to 916,667 shares of the Company's common stock at an exercise price of $6.00 per share. These warrants have been offset to the proceeds as a cost of capital. On May 13, 2006 these warrants were exercised.

      Warrants outstanding and exercisable as of June 30, 2006 were as follows:

                                                              Weighted Average
                                         Number of Shares      Exercise Price
                                         -----------------    ---------------

       As of March 31, 2006                    1,109,624            $ 5.63
          Granted                                      -                 -
          Exercised                             (966,767)             5.95
          Expired                                      -                 -
                                         -----------------    ---------------
       As of June 30, 2006                       142,857            $ 3.50
                                         =================    ===============


      Additional information regarding warrants outstanding as of June 30, 2006 was as follows:

                               Warrants Outstanding                                  Warrants Exercisable
      ------------------------------------------------------------------------------------------------------------
                                                                 Weighted
                                                Weighted         Average
          Range of                              Average        Contractual                      Weighted Average
       Exercise Price         Warrants       Exercise Price    Life (years)       Warrants       Exercise Price
      ------------------  -----------------  --------------- ----------------- --------------- ------------------
           $ 3.50             142,857             $3.50            5.01           142,857             $3.50

10.   REVENUES

                                       Three months           Three months
                                   ended June 30, 2006    ended June 30, 2006

       Export sales                     $ 2,345,972           $          -
       Domestic sales                             -                662,637
                                  -------------------    -------------------
                                        $ 2,345,972           $    662,637
                                  ===================    ===================


 11.  RELATED PARTY TRANSACTIONS

      The Company leases ground fuel tanks and other oil fuel storage facilities and warehouses from Term Oil LLC. The lease expenses for the three months ended June 30, 2006 and 2005, totaled to $60,514 and $55,240, respectively. One of our major shareholders is an owner of Term Oil LLC.

      During the quarters ended June 30, 2006 and 2005, the Company also retained the services of several companies. Expenses for those services totaled to $10,426 and $35,769, respectively. The suppliers that rendered these services are affiliated with one of the major shareholders of the Company.

      During the three months ended June 30, 2005, the Company retained the services of TatArka LLC. TatArka LLC was paid $2,150,562 advance payment to obtain 3D seismic data of extended territory. TatArka LLC is a subsidiary of a company that, at the time, shared a major shareholder with the Company.

      During the three months ended June 30, 2005, Zhanaozen Repair and Mechanical Plant Ltd was paid $22,399 advance payment for inventory supply. Zhanaozen Repair and Mechanical Plant Ltd is an affiliated party with one of the major shareholders of the Company.


 12.  COMMITMENTS AND CONTINGENCIES

      Historical investments by the Government of the Republic of Kazakhstan

      The Government of the Republic of Kazakhstan made historical investments in the ADE Block in total amount of $5,994,200 in relation to ADE Block and $5,350,680 in relation to the Extended Territory. When the Company applies for and is granted commercial production rights for the ADE Block and Extended Territory, the Company will be required to begin repaying these historical investments to the Government of the Republic of Kazakhstan. The terms of repayment will be negotiated at the time the Company applies for commercial production rights.

      Capital Commitments

      Under the terms of its subsurface exploration contract, Emir Oil LLP is required to spend a total of $32 million in exploration and development activities on the ADE Block. To retain its rights under the contract, the Company must spend a minimum of $6 million in 2006 and $4.5 million in 2007. The Company must also comply with the terms of the work program associated with the contract, which includes the drilling of at least six additional new wells by July 9, 2007. The failure to make these minimum capital expenditures or to comply with the terms of the work program could result in the loss of the subsurface exploration contract.

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

13.   FINANCIAL INSTRUMENTS

      As of June 30, 2006 and March 31, 2006 marketable securities of $33,456,728 and $33,095,609, respectively, are presented by discount bonds issued by General Electric Corporation and Rabobank USA and discount notes issued by Fannie Mae.

      As of June 30, 2006 and March 31, 2006 cash and cash equivalents include deposits in Kazakhstan banks in the amount $1,665,031 and $3,881,255, respectively. As of June 30, 2006 and March 31, 2006 the Company made advance payments to Kazakhstan companies and government bodies in the amount $6,854,815 and $2,473,985, respectively. As of June 30, 2006 and March 31, 2006 trade accounts receivable of $0 and $1,675,202, respectively, are with the Kazakhstan companies. As of June 30, 2006 and March 31, 2006 restricted cash reflected in the long-term assets consists of $156,454 and $156,454, respectively, deposited in a Kazakhstan bank and restricted to meet possible environmental obligations according to the regulations of Kazakhstan. Furthermore, the primary asset of the Company is Emir Oil LLP; an entity formed under the laws of the Republic Kazakhstan.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Consolidated Financial Statements and the accompanying notes included in this Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with the Form 10-KSB of the Company for the year ended March 31, 2006.

         Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed.

Forward Looking Statements

         Certain of the statements contained in all parts of this document including, but not limited to, those relating to our drilling plans, future expenses, changes in wells operated and reserves, future growth and expansion, future exploration, future seismic data, expansion of operations, our ability to generate new prospects, our ability to obtain a production license, review of outside generated prospects and acquisitions, additional reserves and reserve increases, managing our asset base, expansion and improvement of capabilities, integration of new technology into operations, credit facilities, new prospects and drilling locations, future capital expenditures and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected cash flows from operations, future commodity price environment, expectations of timing, the outcome of legal proceedings, satisfaction of contingencies, the impact of any change in accounting policies on our consolidated financial statements, the number, timing or results of any wells, the plans for timing, interpretation and results of new or existing seismic surveys or seismic data, future production or reserves, future acquisitions of leases, lease options or other land rights, management's assessment of internal control over financial reporting, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts contained in this report are forward-looking statements. When used in this document, words like "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "plan," "forecast," "predict," "may," "should," "could," "will" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of crude oil and natural gas, results of future drilling and marketing activity, future production and costs and other factors detailed herein and in our other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

         We generate revenue, income and cash flow by producing and marketing crude oil from production from our oil properties. We make significant capital expenditures in our exploration and development activities that we anticipate will allow us to increase and improve our ability to generate revenue. Our drilling strategy is focused toward enhancing cash flows and increasing proved developed reserves by drilling developmental wells within a proximity of existing wells, (which we believe decreases our likelihood of drilling a dry hole), while at the same time increasing our current production and cash flow. As we deem appropriate based on geological data and findings, we also drill exploratory wells to find new reservoirs or extend known reservoirs. We believe this strategy will result in growth of proved developed reserves, production and financial strength.

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

Industry and Economic Factors

         In managing our business, we must deal with many factors inherent in our industry. First and foremost is the fluctuation of oil prices. Historically, oil markets have been cyclical and volatile, with future price movements that are difficult to predict. While our revenues are a function of both production and prices, wide swings in commodity prices will likely have the greatest impact on our results of operations. We have no way of predicting those prices or of controlling them without losing an advantage from a potential upswing. The oil and gas industry has continued to experience high commodity prices in 2005 and 2006, which has positively impacted the entire industry, as well as our Company.

         Our operations entail significant complexities. Advanced technologies requiring highly trained personnel are utilized in both exploration and development. Even when the technology is properly used, we still may not know conclusively whether hydrocarbons will be present or the rate at which they may be produced. Despite our best efforts to limit risk, exploration is a high-risk activity, often times resulting in no discovery of commercially productive reserves. Moreover, operating costs in our industry are substantial.

         Our business, as with other extractive industries, is a depleting one in which each oil and gas equivalent produced must be replaced or our business, and a critical source of future liquidity, will shrink.

Recent Developments

         In July 2006 we completed drilling of the Kariman-1 well and started testing the well. The tests have been conducted in the open wellbore without perforation in the Upper Triassic formation. Despite the fact that the flows from this horizon are partially blocked by drilling fluid, preliminary testing conducted during the first month of testing - yielded results ranging from 250 to 530 barrels per day. When we penetrated the Upper Triassic formation between a depth of 3,000 and 3,270 meters we discovered a sandstone interval with intensive oil shows recorded on shaleshakers and ditches along with degassing of drilling fluid. Although unexpected, this Upper Triassic interval was subsequently confirmed by electric logging. Based upon our interpretation of a recently completed 3D seismic study, our original goal was to extend the depth of the existing well from 3,069 meters to 3,800 meters, through the Middle Triassic formation. During the reaming of the existing wellbore we discovered that the technical condition of the well had deteriorated significantly from the condition described in the original drilling logs. Because of the poor conditions within the wellbore, we began a sidetrack at 1,660 meters and essentially drilled a new bore from that depth. When we penetrated the Middle Triassic formation between 3,356 meters and 3,361 meters we encountered very high formation pressure, additional intensive oil shows and a substantial increase in the gas content in drilling fluid. Therefore, as a safety precaution, we compensated by increasing drilling fluid weight. The increased weight of the required drilling fluid allowed us to determine that the Middle Triassic formation is characterized by abnormally high pressure of approximately 600 atmospheres. Due to the high weight of the drilling fluid, beginning at 3,361 meters there was a loss circulation within the wellbore. Analysis of electric logging data determined that the loss circulation area was located at a depth between 1,660-1,860 meters. Therefore, we separated the loss circulation from the inflow by installing a cement plug and running casing to a depth of 3,100 meters. Due to high pressure and strong degassing of drilling fluid in the penetrated portion of the Middle Triassic formations, we decided to stop drilling at the depth of 3,361 meters and to commence well completion operations. In December 2006 we plan to use a drilling rig to deepen the Kariman-1 well in an effort to determine the potential of the formation in the Middle Triassic. We plan to line the well to isolate the Middle Triassic horizons. Then we will perforate the well and test the potential oil bearing horizons. We expect that these activities will allow us to obtain a preliminary understanding of the potential of the carbonate formations of the Middle Triassic, while allowing us to continue testing the Upper Triassic formation.

         In July 2006 we commenced re-entry operations on the Borly-2 well located in the Borly structure in the Extended Territory. The Kazakhstani National Oil and Gas Company performed the original drilling of the Borly-2 well in 1995 to a total depth of 3,225 meters. The well targeted the Triassic formation, which was penetrated at 2,382 meters. The well was then cased to a depth of 1,900 meters. Despite the presence of hydrocarbonates in the actual core samples, it was concluded that further work on the well was not warranted due to instability in the wellbore and the results of the initial well logging.

The well logging made in 1995 gave incomplete information. Because of the limited financial resources available at the time, geologists were under time constraints to complete their research rapidly, using the limited technologies available to them. The difficulties in making an appropriate evaluation were further increased by the crumbling within the wellbore and the lack of means to respond to this difficulty. Current technology will allow us to get more precise well logging and gain valuable insight into the Borly structure. Our decision to re-enter the Borly-2 well was guided by results of interpretation of a 3D seismic study completed by us in March 2006. Based on the results of the 3D seismic, we will seek to confirm the presence of oil and gas in the Borly structure in the carbonate reservoirs of Triassic formation, which we believe are similar to the carbonate structures located in our nearby Dolinnoe field.

         During our first fiscal quarter we continued testing and development works on Dolinnoe-1, Dolinnoe-2, Dolinnoe-3, Emir-1, Aksaz-1 and Aksaz-4 wells.

         In April 2006 we performed acid treatment in the Dolinnoe-1 and Dolinnoe-2 wells and in July 2006 in the Dolinnoe-3 well.

         During our first fiscal quarter, we resumed workover operations at the Aksaz-1 and Emir-1 wells. In June we also conducted acid treatment in Emir-1 well in an effort to improve production.

         Following is a brief description of the production status of each of our seven wells.

Aksaz-1

         This well is currently under workover and is not producing. Prior to workover, four producing intervals were tested. The single interval test production rates in Aksaz-1 using a 10 mm diameter choke was 140 bpd.

Aksaz-4

         Drilling of this well was completed in August 2005. Two producing intervals have been tested. Current production rates from single interval testing using a 6 mm diameter choke ranges from 50 to 125 bpd.

Dolinnoe-1

         Currently this well is producing. We recently completed acid treatment of this well. Current production rates from single interval testing using a 6 mm diameter choke ranges from 80 to 125 bpd.

Dolinnoe-2

         Currently this well is also producing. We recently completed acid treatment of this well. Current production rates from single interval testing using an 8 mm diameter choke ranges from 100 to 160 bpd.

Dolinnoe-3

         This well is currently producing. We completed acid treatment of the well. Current production rates from single interval testing using chokes between 6 mm - 10 mm diameter choke ranges from 460 and 630 bpd.

Emir-1

         This well is currently producing. Current production rates from single interval testing using a 8 mm diameter choke ranges from 12 to 20 bpd.

Kariman-1

         We completed drilling of the Kariman-1 well in July 206 and started testing the well. The tests have been conducted in the open wellbore without perforation in the Upper Triassic formation. Despite the fact that the flows from this horizon are partially blocked by drilling fluid, preliminary testing conducted during the first month of testing using chokes ranging from 20 mm to 30 mm yielded results ranging from 250 to 530 barrels per day.

Outlook

         During the first quarter of the fiscal year we changed our drilling program and revised annual budget due to unforeseen events occurred including, but not limited to, technical difficulties faced and delay in mobilization of drilling rigs to the field and changes of our expectations of oil production rates from the Extended Territory.

         According to our new drilling program, during the current fiscal year, we plan to drill a total of four exploratory and developmental wells and re-open one well in the Extended Territory. Instead of drilling an additional four developmental wells we plan to drill one well in the Dolinnoe field and two wells in the Emir field of the ADE Block. Development activities under our revised business plan still include development of our oilfields by constructing additional electric lines and oil collection units, test and research operations at the Extended Territory.

         In our previous budget we planned to conduct horizontal and directional drilling at two of our existing wells during 2006. However, due to geological and technical difficulties with the well bore, we decided to abandon a directional drilling program at this time.

         During the fiscal year, we also will continue workover and research operations on the existing six wells in the ADE Block.

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

         For us to operate profitability and grow in the future we need to significantly increase production. Our revenue, profitability and future growth depend substantially on factors beyond our control, such as economic, political and potential regulatory and competition from other sources of energy. Oil prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for crude oil could materially and adversely affect our financial position, results of operations, the quantities of oil and natural gas reserves that we can economically produce, the markets into which we can sell our oil and our access to additional capital. In a worst case scenario, future drilling operations could be largely unsuccessful, oil and gas prices could sharply decline, we could fail to gain access to the world oil markets and/or other factors beyond our control could cause us to modify or substantially curtail our exploration and development plans, which could negatively impact our earnings, cash flow and most likely the trading price of our securities.

Results of Operations

         Three months ended June 30, 2006, compared to the three months ended June 30, 2005.

Revenue and Production

         The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the three months ended June 30, 2006 and the three months ended June 30, 2005.

                                                                                   Three months ended
                                                                                     June 30, 2006
                                                                               to the three months ended
                                                                                     June 30, 2005
                                                                             -------------------------------
                                      For the three         For the three          $                %
                                      months ended          months ended       Increase          Increase
                                      June 30, 2006         June 30, 2005     (Decrease)        (Decrease)
                                    ------------------    ------------------ --------------    -------------
Production volumes:
  Natural gas (Mcf)                                 -                     -              -                -
  Natural gas liquids (Bbls)                        -                     -              -                -
  Oil and condensate (Bbls)                    50,264                41,456          8,808              21%
  Barrels of Oil equivalent (BOE)              50,264                41,456          8,808              21%


Average Sales Price
  Natural gas ($ per Mcf)                           -                     -              -                -
  Natural gas liquids ($ per Bbl)                   -                     -              -                -
  Oil and condensate ($ per Bbl)          $     52.58             $   17.98    $     34.60             192%
  Barrels of Oil equivalent
    ($ per BOE)                           $     52.58             $   17.98    $     34.60             192%

Operating Revenue:
Natural gas                                         -                     -              -                -
Natural gas liquids                                 -                     -              -                -
Oil and condensate                        $ 2,345,972             $ 662,637    $ 1,683,335             254%
Gain on hedging and derivatives(1)                  -                     -              -                -

--------------

(1) We did not engage in hedging transactions, including derivatives during the three months ended June 30, 2006, or the three months ended June 30, 2005.

         Revenues. We generate revenue under our contract from the sale of oil recovered during test production. During the quarter ended June 30, 2006, we realized revenue from oil sales of $2,345,972 compared to $662,637 during the quarter ended June 30, 2005. This increase in revenues is primarily the result of several factors. During the current fiscal quarter we performed acid treatment in the Dolinnoe-1 and Dolinnoe-2 wells. As a result production rates increased considerably in those two wells. During the quarter ended June 30, 2006, we also had one additional well in testing or test production as compared to the quarter ended June 30, 2005. The largest contributing factor to the increase in revenue, however, was the 192% increase in the price per barrel we received for oil sales during the quarter ended June 30, 2006 compared to the fiscal quarter ended June 30, 2005. During the fiscal quarter ended June 30, 2006 we exported our oil to the world markets and realized the world market price for those sales. By comparison, during the fiscal quarter ended June 30, 2005 all oil sales were to the domestic market in Kazakhstan, where the price per barrel of oil is significantly lower than the world market price. We anticipate production will continue to increase in upcoming years. We plan to continue our drilling activity in the upcoming periods. We also hope to continue to be granted export quotas, which allow us to realize world market prices. This should lead to increased revenue from oil sales compared to our prior fiscal years because of the increased price per barrel we will realize from oil sales to the world market.

         Our revenue is sensitive to changes in prices received for our products. Our production is sold at the prevailing market price in Kazakhstan and in the world markets, which fluctuates in response to many factors that are outside our control. Imbalances in the supply and demand for oil can have a dramatic effect on the prices we receive for our production. Political instability, the economy, weather and other factors outside our control could have an impact on both supply and demand.

Costs and Operating Expenses

         The following table presents details of our expenses for the three months ended June 30, 2006 and 2005:

                                             For the three months ended         For the three months ended
                                                   June 30, 2006                       June 30, 2005
                                           -------------------------------     ------------------------------
Expenses:
   Oil and gas operating(1)                           $   414,875                       $    80,273
   General and administrative                           5,367,696                         1,001,238
   Depletion                                              240,491                           189,778
   Accretion expenses                                      39,605                                 -
   Amortization and depreciation                           35,145                            30,438
                                              --------------------                 -----------------
Total                                                 $ 6,097,812                       $ 1,301,727
                                              ====================                 =================
Expenses ($ per BOE):
   Oil and gas operating(1)                                  9.30                              2.18
   Depletion (2)                                             5.39                              5.15
--------------------

(1) Includes transportation cost, production cost and ad valorem taxes.
(2) Represents depletion of oil and gas properties only.

         Oil and Gas Operating Expenses. During the three months ended June 30, 2006 we incurred $414,875 in oil and gas operating expenses compared to $80,273 during the three months ended June 30, 2005. This increase in oil and gas operating expenses is the result of increased production. During the first fiscal quarter 2007 production volume increased by 8,808 bbls or 21% compared to the three months ended June 30, 2005. Such increase led to hiring more production and maintenance personnel and a corresponding payroll increase during the quarter ended June 30, 2006 of 428% compared to the quarter ended June 30, 2005. Increased production also led to an increase in the royalty paid to the Government of 10% during the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. Another result of increased production was a $183,814 or 433% increase in transportation expenses during the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. While we expect oil and gas operating expenses to continue to increase in the upcoming fiscal year as revenue continues to increase we do not expect such increases will be as significant in the future.

         General and Administrative Expenses. General and administrative expenses during the three months ended June 30, 2006 were $5,367,696 compared to $1,001,238 during the three months ended June 30, 2005. This represents a 436% increase in general and administrative expenses. This significant increase is attributable to an 888% increase in payroll and other compensation, a 77% increase in professional services fees and 279% increase in taxes as well as 188% increase in business trip expenses. During the quarter ended June 30, 2006 we granted restricted stock and stock options to our directors, officers and key employees. Fair value of stock and stock options was recognized in our consolidated financial statements as compensation expense. The total amount of compensation expense recognized as a result of the stock and option grants was $4,010,346. Additionally, during the quarter ended June 30, 2006 we hired more administrative personnel to operate our business, using services of technicians, engineers, accountants and lawyers, as well as incurring other general corporate expenses. We anticipate increases in revenue will outpace the increases in general and administrative expenses in upcoming quarters.

         Loss from Operations. As a result of significantly increasing expenses, which were only partially offset by revenue from oil sales, during the fiscal quarter ended June 30, 2006 we realized a loss from operations of $3,751,840 compared to a loss from operations of $639,090 during the fiscal quarter ended June 30, 2005. While we realized a 254% increase in revenue during the quarter ended June 30, 2006 compared to the comparable period 2005, this increase was offset by a 417% increase in oil and gas operating expenses, a 27% increase in depletion expenses and a 436% increase in general and administrative expenses. This resulted in a 487% increase in loss from operations during the fiscal quarter ended June 30, 2006 compared to the fiscal quarter ended June 30, 2005. Until such time as expenses exceed revenue from oil and gas sales we will continue to generate operating losses. In future periods, we believe production rates and oil prices will be such that we will be able to generate sufficient revenue from oil sales to offset our expenses. If, however, production levels or oil prices were to decrease, we may be unable to offset our operating expenses with revenue from production and could continue to experience losses from operations.

         Other Income. During the fiscal quarter ended June 30, 2006 we realized total other income of $611,079 compared to the other expense of $58,561 during the fiscal quarter ended June 30, 2005. This change from other expense to other income is largely attributable to $143,262 increase in interest income, $184,506 increase in realized gain on marketable securities, $120,205 increase in unrealized gains on marketable securities and $291,059 increase in exchange gain resulting from fluctuations of foreign currency rates against the U.S. Dollar. This income is partially offset by a $69,392 increase in other expenses. We anticipate the funds held in deposits and marketable securities will be used to fund our operations and therefore expect interest income and gains from marketable securities, both realized and unrealized, to decrease in the next three months.

         Net Loss. During the fiscal quarter ended June 30, 2006 we realized a net loss of $3,140,761 compared to a net loss of $697,651 during the fiscal quarter ended June 30, 2005. Notwithstanding the significant increase in revenue resulting from increased oil production during the quarter ended June 30, 2006 net loss increased significantly. This significant increase in net loss is largely attributable to 436% increase in general and administrative expenses. During the quarter ended June 30, 2006 our general and administrative expenses increased by $4,366,458 compared to the quarter ended June 30, 2005. While expenses have risen significantly during the past quarters, we do not expect such significant expense increases in upcoming quarters. We also anticipate that we will continue to realize significant increases in revenue as our production levels continue to increase. Based on these expectations, we anticipate net losses in upcoming quarters will decrease significantly.

Liquidity and Capital Resources

         Funding for our activities has historically been provided by funds raised through the sale of our common stock. From inception on May 6, 2003 through June 30, 2006 we have raised $94,626,926 through the sale of our common stock. As of June 30, 2006 we had cash and cash equivalents of $14,040,451 and held marketable securities totaling $33,456,728. We anticipate our capital resources in the upcoming three months will likewise consist primarily of revenue from the sale of oil recovered.

         Our need for capital is primarily to fund our ongoing operations. For the period from inception on May 6, 2003 through June 30, 2006, we have incurred capital expenditures of $72,872,721 for exploration, development and acquisition activities.

Cash Flows

         During the fiscal quarter ended June 30, 2006 cash was primarily used to fund exploration and development expenditures. We had a net decrease in cash and cash equivalents of $4,005,672 during the current fiscal quarter. See below for additional discussion and analysis of cash flow.

                                                        Three months ended     Three months ended
                                                           June 30, 2006           June 30, 2005
                                                      ----------------------- ---------------------
Net cash used in operating activities                      $ (3,154,650)           $ (2,086,880)
Net cash used in investing activities                      $ (6,609,524)           $ (6,102,444)
Net cash provided by financing activities                  $  5,758,502            $  6,085,618
                                                      ----------------------- ---------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                    $ (4,005,672)           $ (2,103,706)
                                                      ======================= =====================

         We continually evaluate our capital needs and compare them to our capital resources. Our budgeted capital expenditures for the current fiscal year were about $60 million to $70 million for exploration, development, production and acquisitions. At the time the budget was prepared, we believed our production would be sufficient to allow us to generate enough revenue from oil sales to finance the gap of $10 million to $20 million required for our planned exploration, development, production and acquisitions. However, the drilling schedules we initially anticipated have been delayed and production has developed more slowly than expected. We are currently reviewing the assumptions made in formulating our budget and considering revisions to our annual budget to take into account oil production volumes and revenue to ensure we have sufficient capital to meet our operational needs.

         During the quarter ended June 30, 2006, we spent $6 million in exploration, development and production. We funded these expenditures primarily from cash on hand and oil sales revenue. We anticipate a significant increase in revenue during the upcoming year due to drilling of new wells, increasing of production rate for existing wells and favorable world market prices.

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

Contractual Obligations and Contingencies

         The following table lists our significant commitments at June 30, 2006, excluding current liabilities as listed on our consolidated balance sheet:

                                                                    Payments Due By Period
                                          ----------------------------------------------------------------------------
                                                            Less than 1                                    After 5
Contractual obligations                        Total            year         1-3 years      4-5 years       years
                                          ---------------- --------------- --------------- ------------- -------------
Capital Expenditure Commitment(1)            $ 10,500,000     $ 6,000,000     $ 4,500,000             -             -
Due to the Government of the
  Republic of Kazakhstan(2)                  $ 11,344,880               -     $11,344,880             -             -
Liquidation Fund                             $    964,197                     $   964,197             -             -
                                             ------------     -----------    ------------  ------------  -------------
    Total                                    $ 22,809,077     $ 6,000,000    $ 16,809,077             -             -
                                             ============     ===========    ============  ============  =============

---------------------
(1) Under the terms of our contract with the ROK, we are required to spend a total of at least $10.5 million dollars in exploration, development and improvements within the ADE Block, as extended during the term of the license, including $6 million in the 2006 calendar year and $4.5 million in the 2007 calendar year. If we fail to do so, we may be subject to the loss of our exploration license.
(2) In connection with our acquisition of the oil and gas contract covering the ADE Block and the Extended Territory, we are required to repay the ROK for historical costs incurred by it in undertaking geological and geophysical studies and infrastructure improvements. The repayment terms of this obligation will not be determined until such time as we apply for and are granted commercial production rights by the ROK. Under our contract, if we wish to commence commercial production, we must apply for such right prior to the expiration of our exploration and development rights in July 2007 or we must apply for a two-year extension of our exploration license. We are legally entitled to the two-year extension. We are also legally entitled to receive commercial production rights and have the exclusive right to negotiate such with the ROK, and the ROK is required to conduct the negotiations under the Law of Petroleum in Kazakhstan. Although we can apply for commercial production rights at any time, we enjoy certain benefits under our contract that currently make it more economically advantageous for us to continue exploration and development activities at this time. At this time, we anticipate that we will apply for a two-year extension of our exploration license during the first half of the 2007 calendar year. This would give us an additional two years to explore and prove up our properties before we apply for commercial production rights. Should we decide not to pursue a commercial production contract, we can relinquish the ADE Block and Extended Territory to the ROK in satisfaction of this obligation. Our repayment obligation for the ADE Block is $5,994,200. Our repayment obligation for the Extended Territory is $5,350,680.

Off-Balance Sheet Financing Arrangements

         As of June 30, 2006, we had no off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Our primary market risks are fluctuations in commodity prices and foreign currency exchange rates. We do not currently use derivative commodity instruments or similar financial instruments to attempt to hedge commodity price risks associated with future crude oil production.

Commodity Price Risk

         Our revenues, profitability and future growth depend substantially on prevailing prices for crude oil. Prices also affect the amount of cash flow available for capital expenditures and our ability to either borrow or raise additional capital. Price affects our ability to produce crude oil economically and to transport and market our production either through export to international markets or within Kazakhstan. Our first quarter 2006 crude oil sales in the international export market were based on prevailing market prices at the time of sale less applicable discounts due to transportation.

         Historically, crude oil prices have been subject to significant volatility in response to changes in supply, market uncertainty and a variety of other factors beyond our control. Crude oil prices are likely to continue to be volatile and this volatility makes it difficult to predict future oil price movements with any certainty. Any declines in oil prices would reduce our revenues, and could also reduce the amount of oil that we can produce economically. As a result, this could have a material adverse effect on our business, financial condition and results of operations.

Foreign Currency Risk

         Our functional currency is the U.S. dollar. Emir Oil, LLP, our Kazakhstani subsidiary, also uses the U.S. dollar as its functional currency. To the extent that business transactions in Kazakhstan are denominated in the Kazakh Tenge we are exposed to transaction gains and losses that could result from fluctuations in the U.S. Dollar--Kazakh Tenge exchange rate. We do not engage in hedging transactions to protect the Company from such risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         Our principal executive officers and our principal financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by it in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Certifying Officers have concluded that our disclosure controls and procedures are effective as of June 30, 2006.

Changes in Internal Control over Financial Reporting

         There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

         We have retained the law firm of Bracewell & Giuliani LLP in New York, New York to represent us in the lawsuit. We moved for dismissal of the amended complaint or for a stay pending arbitration in Kazakhstan. That motion was denied, without prejudice to renewing it, to enable defendants to produce documents to plaintiffs relating to the issues raised in the motion. Following completion of document production, the motion has been renewed. Briefing is underway on the motion.

         In the opinion of management, the resolution of this lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows.

         Other than the foregoing, to the knowledge of management, there is no other material litigation or governmental agency proceeding pending or threatened against the Company or our management.

Item 1A. Risk Factors

         There have been no material changes in the risk factors previously described in Items 1 and 2 to Part I of our Form 10-KSB filed on June 29, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         In April 2006, Gary Lerner, our former corporate secretary, exercised options to purchase 7,200 shares of our common stock at a price of $4.00 per share. The shares were issued without registration in a transaction not involving a public offering in reliance upon the exemption from registration provided by Section 4(2) of Securities Act of 1933 (the "1933 Act"). The certificates for the shares contain a restrictive legend that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. There was no underwriter involved in this transaction.

         On April 10, 2006, Credifinance Capital Corp., a related company through a common director, exercised warrants granted in April 2005 to purchase 50,100 shares of our restricted common stock for $250,500. The shares were issued without registration in a transaction not involving a public offering in reliance upon the exemption from registration provided in reliance upon the exemption from registration provided by Regulation S of 1933 Act. The certificates for the shares contain a restrictive legend that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. There was no underwriter involved in this transaction.

         On May 13, 2006, Aton Securities, a placement agent exercised warrants granted in December 2005 to purchase 916,667 shares of our restricted common stock for $5,500,002. The shares were issued without registration in a transaction not involving a public offering in reliance upon the exemption from registration provided by Section 4(2) of Securities Act of 1933 (the "1933 Act"). The certificates for the shares contain a restrictive legend that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. There was no underwriter involved in this transaction.

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

Name                  Positions with Company     Options Granted  Restricted Stock Granted
--------------------  -----------------------    ---------------- ------------------------
Boris Cherdabayev     CEO and Director                   150,000                    80,000
Askar Tashtitov       President                                -                    40,000
Sanat Kasymov         CFO                                      -                    40,000
Gamal Kulumbetov      COO                                      -                    40,000
Georges Benarroch     Director                                 -                    10,000
Troy Nilson           Director                                 -                    10,000
Stephen Smoot         Director                                 -                    10,000
Valery Tolkachev      Director                            50,000                    40,000

         Grants were made to a total of 16 people, 11 of whom are non-U.S. persons. The option and restricted stock grants were made without registration in transactions not involving a public offering in reliance upon the exemption from registration provided by Regulation S and Section 4(2) of the 1933 Act. The certificates representing the securities issued contain a restrictive legend that the securities may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. There was no underwriter involved in this transaction.

Item 4. Submission of Matters to a Vote of Security Holders

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

Item 5.  Other Information

         In our Annual Report on Form 10-KSB, we incorrectly stated that Mr. Georges Benarroch was not a nominee or director of any other SEC reporting issuer. In fact, Mr. Benarroch is a director of two other SEC reporting issuers, Kyto Biopharma, Inc., Commission file number 000-50390, and Osprey Gold Corp., Commision file number 000-28107. Mr. Benarroch has been a director of Kyto Biopharma since May 2000 and was elected as president and CEO of Kyto Biopharma in February 2006. Mr. Benarroch has been a director and the president of Osprey Gold since September 2004.

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

                                                     BMB MUNAI, INC.


Date: August 8, 2006                                  /s/ Boris Cherdabayev
                                                     ---------------------------
                                                     Boris Cherdabayev,
                                                     Chief Executive Officer


Date: August 8, 2006                                  /s/ Sanat Kasymov
                                                     ---------------------------
                                                     Sanat Kasymov,
                                                     Chief Financial Officer