Form 10-Q
period 2006-09-30
BMB MUNAI INC
filed 2006-11-09
CIK 924805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2006

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

As of October 27, 2006, the registrant had 43,690,652 shares of common stock, par value $0.001, issued and outstanding.

                                 BMB MUNAI, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

     Item 1.  Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets as of September 30, 2006 and
         March 31, 2006 .......................................................3

         Consolidated Statements of Operations for the Three and Six
         Months Ended September 30, 2006 and 2005..............................4

         Consolidated Statements of Cash Flows for the Six Months Ended
         September 30, 2006 and 2005...........................................5

         Notes to Consolidated Financial Statements............................6

     Item 2.  Managements' Discussion and Analysis of Financial Condition
                  and Results of Operations...................................22

     Item 3.  Qualitative and Quantitative Disclosures About Market Risk......37

     Item 4.  Controls and Procedures.........................................37

PART II -- OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................38

     Item 1A.  Risk Factors...................................................39

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....39

     Item 4.  Submission of Matters to a Vote of Security Holders.............39

     Item 5.  Other Information...............................................39

     Item 6.  Exhibits........................................................40

     Signatures...............................................................40


PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Consolidated Financial Statements

BMB MUNAI, INC.

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------

                                                                    Notes         September 30, 2006         March 31, 2006
                                                                                      (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                         3              $  34,283,815            $  18,046,123
    Marketable securities                                             4                          -               33,095,609
    Trade accounts receivable                                                              731,540                1,675,202
    Inventories                                                       5                  7,438,115                3,239,947
    Prepayments for materials                                                            5,431,142                  712,526
    Other prepaid expenses and other assets, net                      6                  5,210,565                1,902,891
                                                                            ----------------------- -----------------------
       Total current assets                                                             53,095,177               58,672,298
                                                                            ----------------------- -----------------------

LONG TERM ASSETS
    Oil and gas properties, full cost method, net                     7                 80,583,564               66,683,297
    Other fixed assets, net                                           8                  1,373,035                1,020,951
    Intangible assets, net                                                                  37,013                   49,656
    Long term prepayments                                             9                  2,470,000                        -
    Restricted cash                                                                        156,454                  156,454
                                                                            ----------------------- -----------------------
       Total long term assets                                                           84,620,066               67,910,358
                                                                            ----------------------- -----------------------

TOTAL ASSETS                                                                         $ 137,715,243            $ 126,582,656
                                                                            ======================= =======================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                 $   6,658,245            $   3,629,338
    Due to reservoir consultants                                                                 -                  500,000
    Taxes payable                                                                          201,082                  145,406
    Accrued liabilities and other payables                                                 199,291                  349,231
                                                                            ----------------------- -----------------------
       Total current liabilities                                                         7,058,618                4,623,975
                                                                            ----------------------- -----------------------

LONG TERM LIABILITIES
    Liquidation fund                                                                       988,650                  924,592
    Deferred income tax liabilities                                  10                  7,394,732                6,405,285
                                                                            ----------------------- -----------------------
       Total long term liabilities                                                       8,383,382                7,329,877
                                                                            ----------------------- -----------------------

COMMITMENTS AND CONTINGENCIES                                        14                          -                        -

SHAREHOLDERS' EQUITY
    Share capital                                                    11                     43,691                   42,224
    Additional paid in capital                                       11                133,598,388              123,831,007
    Accumulated deficit                                                                (11,368,836)              (9,244,427)
                                                                            ----------------------- -----------------------
       Total shareholders' equity                                                      122,273,243              114,628,804
                                                                            ----------------------- -----------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 137,715,243            $ 126,582,656
                                                                            ======================= =======================


See notes to the unaudited consolidated financial statements.

                                                                       3

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------------------

                                                   Three months ended   Three months ended    Six months ended    Six months ended
                                            Notes  September 30, 2006   September 30, 2005   September 30, 2006  September 30, 2005
                                                       (unaudited)           (unaudited)          (unaudited)          (unaudited)
REVENUES                                     12        $ 4,016,972          $ 1,385,336          $ 6,362,944         $ 2,047,973

EXPENSES
    Oil and gas operating                                  575,698              186,434              990,573             266,707
    General and administrative                           1,955,246            4,880,514            7,322,942           5,881,752
    Depletion                                              427,477              313,912              667,968             665,644
    Amortization and depreciation                           41,366               34,368               76,511              64,806
    Accretion expenses                                      24,453                    -               64,058                   -
                                                  ------------------  ------------------- --------------------  ------------------
Total expenses                                           3,024,240            5,415,228            9,122,052           6,878,909
                                                  ------------------  ------------------- --------------------  ------------------

INCOME / (LOSS) FROM OPERATIONS                            992,732           (4,029,892)          (2,759,108)         (4,830,936)

OTHER INCOME (EXPENSE)
    Realized gain on marketable securities                 254,663              118,909              501,948             181,688
    Unrealized gain / (loss) on marketable
      securities                                                 -                    -              112,666              (7,539)
    Foreign exchange (loss) / gain, net                   (232,907)               8,279              (74,263)           (124,136)
    Interest income, net                                   234,831                    -              390,115              12,022
    Other (expense) / income, net                          (57,454)              17,247             (120,254)             23,839
                                                  ------------------  ------------------- --------------------  ------------------
Total other income                                         199,133              144,435              810,212              85,874
                                                  ------------------  ------------------- --------------------  ------------------

INCOME / (LOSS) BEFORE INCOME TAXES                      1,191,865           (3,885,457)          (1,948,896)         (4,745,062)

INCOME TAX EXPENSE                           10           (175,513)                   -             (175,513)                  -
                                                  ------------------  ------------------- --------------------  ------------------
NET INCOME / (LOSS)                                    $ 1,016,352          $(3,885,457)         $(2,124,409)        $(4,745,062)
                                                  ==================  =================== ====================  ==================

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING -  BASIC                                 43,690,652           32,376,574           43,270,313          32,187,708
INCOME / (LOSS) PER COMMON SHARE - BASIC               $      0.02          $     (0.12)         $     (0.05)        $     (0.15)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING -  DILUTED                               43,811,962                    -                    -                   -
INCOME PER COMMON SHARE - DILUTED                      $      0.02          $         -          $         -         $         -


See notes to the unaudited consolidated financial statements.

                                                                       4

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------------

                                                                                        Six months     Six months ended
                                                                                           ended           September
                                                                            Notes      September 30,       30, 2005
                                                                                           2006           (unaudited)
                                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                $ (2,124,409)      $(4,745,062)
Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depletion                                                                 7              667,968           665,644
    Depreciation and amortization                                                             76,511            64,806
    Accretion expenses                                                                        64,058                 -
    Stock based compensation expense                                         11            3,555,346         3,815,158
    Stock issued for services                                                11              455,000           172,682
    Deferred income taxes                                                    10              175,513                 -
    Unrealized (gain) / loss on marketable securities                                       (112,666)            7,539
Changes in operating assets and liabilities
    Decrease in marketable securities                                                     33,208,275          163,885
    Decrease / (increase) in trade accounts receivable                                       943,662          (674,212)
    Increase in inventories                                                               (4,198,168)         (788,763)
    (Increase) / decrease in prepaid expenses and other assets                            (8,026,290)          103,966
    Increase /(decrease) in liabilities                                                    2,434,643        (3,677,384)
                                                                                      ---------------- ------------------
Net cash provided by / (used in) operating activities                                     27,119,443        (4,891,741)
                                                                                      ---------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of oil and gas properties                                     7          (13,688,784)       (9,294,889)
    Acquisition of other fixed assets                                         8             (481,469)          (67,093)
    Acquisition of intangible assets                                                               -           (56,745)
    Increase in long term prepayments                                                     (2,470,000)                -
                                                                                      ---------------- ------------------
Net cash used in investing activities                                                    (16,640,253)       (9,418,727)
                                                                                      ---------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                                             -         5,221,685
    Proceeds from exercise of common stock options and warrants              11            5,758,502           863,934
                                                                                      ---------------- ------------------
Net cash provided by financing activities                                                  5,758,502         6,085,619
                                                                                      ---------------- ------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   16,237,692        (8,224,849)
CASH AND CASH EQUIVALENTS at beginning of period                                          18,046,123         9,989,632
                                                                                      ---------------- ------------------
CASH AND CASH EQUIVALENTS at end of period                                              $ 34,283,815       $ 1,764,783
                                                                                      ================ ==================

See notes to the unaudited consolidated financial statements.

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

      All transactions of Emir Oil LLP from the date of its acquisition by BMB (June 7, 2003) through September 30, 2006 are reflected in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

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

      Share-based compensation

      The Company accounts for options granted to non-employees at their fair value in accordance with SFAS No. 123R, Share Based Payment and EITF Abstracts Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under SFAS No. 123R, share-based compensation is determined as the fair value of the equity instruments issued. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete. Stock options granted to the "selling agents" in the private equity placement transactions have been offset to the proceeds as a cost of capital. Stock options and stocks granted to other non-employees are recognized in the Consolidated Statements of Operations.

      The Company has a stock option plan as described in Note 11. Compensation expense for options and stocks granted to employees is determined based on their fair values at the time of grant, the cost of which is recognized in the Consolidated Statements of Operations over the vesting periods of the respective options.

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

      Recent accounting pronouncements

      In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
      (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement is effective for financial statements issued for the fiscal years beginning after November 15, 2007. Management does not anticipate this Statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

      In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", an amendment of FASB Statements No. 87, 88, 106, and 132(R) This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement is effective for employers with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Management does not anticipate this Statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

      In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N, "Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). This Bulletin provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated and should be restated. SAB 108 is effective for fiscal years ending after November 15, 2006. The company does not believe SAB 108 will have a material impact on its results of operations, financial condition and cash flows.

      In September 2006, the EITF issued EITF Abstracts Issue No. 06-3 (EITF 06-3). The EITF is providing guidance on how taxes collected from customers and remitted to Governmental Authorities should be presented in the income statements. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. The company does not anticipate EITF 06-3 will have a material impact on its results of operations, financial condition and cash flows.

      In June 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109". This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109 "Accounting for Income taxes". This interpretation is effective for the fiscal years beginning after December 15, 2006. Management does not anticipate this Statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.


3.    CASH AND CASH EQUIVALENTS

      As of September 30, 2006 and March 31, 2006 cash and cash equivalents included:

                                                                             September 30, 2006     March 31, 2006
       US Dollars                                                                    $ 33,050,219        $ 17,863,455
       Foreign currency                                                                 1,233,596             182,668
                                                                            ----------------------  -------------------
                                                                                     $ 34,283,815        $ 18,046,123
                                                                            ======================  ===================

      As of September 30, 2006 cash and cash equivalents included the amount of $27,954,986 placed in money market funds having a 30 day simple yield of 4.97%.

      As of March 31, 2006 cash and cash equivalents included the amount of $11,100,262 placed in money market funds having a 30 day simple yield of 4.28%.


4.    MARKETABLE SECURITIES

      Marketable securities as of September 30, 2006 and March 31, 2006 were as follows:

                                                                           September 30, 2006        March 31, 2006
      General Electric Corporation corporate commercial papers                             $ -           $ 22,064,587
      Fannie Mae discount notes                                                              -             11,031,022
                                                                            ----------------------  -------------------
                                                                                           $ -           $ 33,095,609
                                                                            ======================  ===================

5.    INVENTORIES

      Inventories as of September 30, 2006 and March 31, 2006 were as follows:

                                                                             September 30, 2006       March 31, 2006
       Construction material                                                          $ 6,919,318           $ 3,069,144
       Spare parts                                                                         32,990                13,486
       Crude oil produced                                                                   8,520                 8,840
       Other                                                                              477,287               148,477
                                                                            ----------------------  -------------------
                                                                                      $ 7,438,115           $ 3,239,947
                                                                            ======================  ===================


6.    OTHER PREPAID EXPENSES AND OTHER ASSETS, NET

      Other prepaid expenses and other assets, net, as of September 30, 2006 and
      March 31, 2006 were as follows:
                                                                             September 30, 2006       March 31, 2006
       Advances for services                                                          $ 2,858,020            $  452,839
       VAT recoverable                                                                  2,356,321             1,335,971
       Other                                                                              207,699               309,533

      Reserves against uncollectible advances and prepayments                            (211,475)             (195,452)
                                                                            ----------------------  -------------------
                                                                                      $ 5,210,565           $ 1,902,891
                                                                            ======================  ===================

7.    OIL AND GAS PROPERTIES, FULL COST METHOD, NET

      Oil and gas properties, full cost method, net, as of September 30, 2006 and March 31, 2006 were as follows:

                                                                             September 30, 2006       March 31, 2006
       Cost of drilling wells                                                         $22,716,384           $14,895,604
       Subsoil use rights                                                              20,788,119            20,788,119
       Professional services received in exploration and development
          activities                                                                   12,354,541            10,600,327
       Material and fuel used in exploration and development activities                 8,363,089             6,840,976
       Deferred tax                                                                     7,219,219             6,405,285
       Infrastructure development costs                                                 2,007,365             1,412,999
       Geological and geophysical                                                       1,434,065             1,432,418
       Other capitalized costs                                                          7,765,391             5,704,210

      Accumulated depletion                                                            (2,064,609)           (1,396,641)
                                                                            ----------------------  -------------------
                                                                                     $ 80,583,564          $ 66,683,297
                                                                            ======================  ===================

      In nontaxable business combination, deferred taxes were provided for the basis difference related to oil and gas properties. Since goodwill was not recognized in subsidiary's acquisition involving oil and gas properties, recognition of a deferred tax liability increased the financial reporting basis of the oil and gas properties.

8.    OTHER FIXED ASSETS, NET

                                Construction     Machinery       Vehicles        Office          Other          Total
                                               and equipment                    equipment
      Cost
      at March 31, 2006            $ 149,272      $ 372,427       $ 432,121      $ 206,890      $ 148,645    $ 1,309,355
       Additions                      37,312        156,582         204,640         36,935         63,600        499,069
       Disposals                           -              -               -         (2,890)       (14,710)       (17,600)
                               --------------- -------------- -------------- ---------------- ------------- --------------
      at September 30, 2006          186,584        529,009         636,761        240,935        197,535      1,790,824
                               --------------- -------------- -------------- ---------------- ------------- --------------

      Accumulated depreciation
      at March 31, 2006               24,922         26,187         152,719         51,650         32,926        288,404
       Charge for the period          10,624         11,984          64,571         31,283         14,220        132,682
       Disposals                           -              -               -           (667)        (2,630)        (3,297)
                               --------------- -------------- -------------- ---------------- ------------- --------------
      at September 30, 2006           35,546         38,171         217,290         82,266         44,516        417,789
                               --------------- -------------- -------------- ---------------- ------------- --------------

      Net book value at March
        31, 2006                   $ 124,350      $ 346,240       $ 279,402      $ 155,240      $ 115,719    $ 1,020,951
                               =============== ============== ============== ================ ============= ==============

      Net book value at
        September 30, 2006         $ 151,038      $ 490,838       $ 419,471      $ 158,669      $ 153,019    $ 1,373,035
                               =============== ============== ============== ================ ============= ==============

      In accordance with SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, depreciation related to support equipment and facilities used in exploration and development activities in the amount of $65,517 was capitalized to oil and gas properties for the six month ended September 30, 2006.


9.    LONG TERM PREPAYMENTS

      On April 13, 2006 the Company entered into Agreement on Joint Business (the "Agreement") with Ecotechnic Chemicals AG incorporated in Switzerland (the "Ecotechnic") for construction of facility on utilization of associated gas on Company's fields (the "Facility"). After completion of the Facility construction the Company and Ecotechnic will sign the agreement on formation of joint venture company, which will operate the Facility.

      In accordance with terms of the Agreement the Company made prepayments of USD $2,470,000 to Ecotechnic for development of project documentation and purchase of equipment.


10.   INCOME TAXES

      The income tax charge in the Consolidated Statements of Operations comprised:

                                            Three months       Three months         Six months           Six months
                                                ended             ended               ended                ended
                                            September 30,      September 30,       September 30,        September 30,
                                                 2006              2005                2006                   2005
       Current tax expense                    $       -        $         -          $        -             $        -
       Deferred tax expense                     175,513                  -             175,513                      -
                                           --------------     ---------------      -------------         --------------
                                              $ 175,513        $         -          $  175,513             $        -
                                           ==============     ===============      =============         ==============

      Relationship between tax expenses and accounting income for the three and six months ended September 30, 2006 and 2005 is explained as follows:
                                            Three months       Three months         Six months           Six months
                                                ended             ended               ended                ended
                                            September 30,      September 30,       September 30,        September 30,
                                                 2006              2005                2006                   2005
       Income/(loss) before income taxes      $ 1,191,865      $ (3,885,457)        $(1,948,896)          $ (4,745,062)
       Expected tax provision                     357,560        (1,165,637)           (584,669)            (1,423,519)
       Add tax effect of:
          Permanent differences                  (182,047)        1,165,637             760,182              1,423,519
                                           --------------     ---------------      -------------         --------------
                                              $   175,513      $          -         $   175,513           $          -
                                           ==============     ===============      =============         ==============

      Deferred taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those measured by tax laws and regulations. The components of deferred tax assets and deferred tax liabilities are as follows:

                                                                               September 30, 2006       March 31, 2006
       Deferred tax assets:
          Stock-based compensation                                                   $   904,400            $         -
          Tax losses carried forward                                                   1,821,926                593,122
                                                                               -------------------    -------------------
                                                                                       2,726,326                593,122
       Deferred tax liabilities:
          Oil and gas properties                                                       9,668,533              6,636,522
          Accrued interest income                                                        452,525                361,885
                                                                               -------------------    -------------------
                                                                                      10,121,058              6,998,407
                                                                               -------------------    -------------------
       Net deferred tax liability                                                    $ 7,394,732            $ 6,405,285
                                                                               ===================    ===================

      Deferred income taxes for US and Kazakhstan tax jurisdiction are as follows:
                                                   September 30, 2006                         March 31, 2006
                                               US tax           Kazakhstan tax          US tax           Kazakhstan tax
                                            jurisdiction         jurisdiction        jurisdiction         jurisdiction
       Deferred tax assets:
          Stock-based compensation          $   904,400          $         -         $         -            $       -
          Tax losses carried forward          1,812,133                9,793             583,329                9,793
                                      -------------------  ------------------- -------------------  -------------------
                                              2,716,533                9,793             583,329                9,793
       Deferred tax liabilities:
          Oil and gas properties              7,219,219            2,449,314           6,369,899              266,623
          Accrued interest income               452,525                    -             361,885                    -
                                      -------------------  ------------------- -------------------  -------------------
                                              7,671,744            2,449,314           6,731,784              266,623
                                      -------------------  ------------------- -------------------  -------------------
       Net deferred tax liability           $ 4,955,211          $ 2,439,521         $ 6,148,455            $ 256,830
                                      ===================  =================== ===================  ===================

      Deferred tax liability from oil and gas properties for US tax jurisdiction, also described in Note 7, resulted from temporary difference related to oil and gas basis from non-taxable business combination.

11.   SHARE AND ADDITIONAL PAID IN CAPITAL

      Common and preferred stock as of September 30, 2006 and March 31, 2006 were as follows:

                                                                 September 30, 2006        March 31, 2006
            Preferred stock, $0.001 par value
            Authorized                                                 20,000,000            20,000,000
            Issued and outstanding                                              -                     -

            Common stock, $0.001 par value
            Authorized                                                500,000,000           100,000,000
            Issued and outstanding                                     43,690,652            42,223,685

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

      Common Stock

      On June 20, 2006 the Company granted common stock to officers and directors and certain employees and consultants of the Company under the Plan. The total number of restricted common shares granted was 495,000. The stock grants were valued at $7.00 per share. Of the stock grants, 380,000 shares vested immediately, the balance are restricted stock grants. Compensation expense in the amount of $3,465,000 was recognized in the Consolidated Statements of Loss and Consolidated Balance Sheet.

      Stock Options

      On June 20, 2006 the Company granted stock options to directors of the Company under the Plan. The total number of options was 200,000. The options are exercisable at a price of $7.00 per share. The options will expire three years from the grant date. All of the options vested immediately upon grant. Compensation expense for options granted is determined based on their fair values at the time of grant, the cost of which in the amount of $545,346 was recognized in the Consolidated Statements of Operations and Consolidated Balance Sheet.

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

      Stock options outstanding and exercisable as of September 30, 2006 were as follows:

                                                                                             Weighted Average
                                                                          Number of             Exercise
                                                                            Shares                Price
                                                                       -----------------   --------------------
       As of March 31, 2006                                                    980,783                 $ 4.97
          Granted                                                              200,000                   7.00
          Exercised                                                             (7,200)                  4.00
          Expired                                                                    -                      -
                                                                       -----------------   --------------------
       As of September 30, 2006                                              1,173,583                 $ 5.33
                                                                       =================   ====================

      Additional information regarding outstanding options as of September 30, 2006 was as follows:

                                Options Outstanding                                   Options Exercisable
      ------------------------------------------------------------------------- ----------------------------------
                                                               Weighted
                                                Weighted         Average                        Weighted Average
          Range of                              Average        Contractual                            Exercise
       Exercise Price         Options        Exercise Price    Life (years)       Options              Price
      ------------------  -----------------  --------------- ------------------ --------------- ------------------
        $ 4.00 - $ 7.40       1,173,583          $ 5.33            4.15           1,173,583           $ 5.33


      The estimated fair value of the stock options issued were determined using
      Black-Scholes option pricing model with the following assumptions:

                                                                                        Six months           Year ended
                                                                                      ended September       March 31, 2006
                                                                                         30, 2006
       Risk-free interest rate                                                             5.23%              4.01% - 4.51%
       Expected option life                                                                2 years             2 - 4 year
       Expected volatility in the price of the Company's common shares                    65%                  65% - 74%
       Expected dividends                                                                  0%                   0%

       Weighted average fair value of options and warrants granted
          during the period                                                               $2.73               $2.01 - $3.92

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

      Warrants outstanding and exercisable as of September 30, 2006 were as follows:

                                                                                            Weighted Average
                                                                          Number of            Exercise
                                                                            Shares               Price
                                                                       -----------------   -----------------
       As of March 31, 2006                                                  1,109,624              $ 5.63
          Granted                                                                    -                   -
          Exercised                                                           (966,767)               5.95
          Expired                                                                    -                   -
                                                                       -----------------   -----------------
       As of September 30, 2006                                                142,857              $ 3.50
                                                                       =================   =================

      Additional information regarding warrants outstanding as of September 30, 2006 is as follows:

                               Warrants Outstanding                                  Warrants Exercisable
      ----------------------------------------------------------------------- ------------------------------------
                                                                 Weighted                            Weighted
                                                Weighted         Average                             Averaage
          Range of                              Average        Contractual                           Exercise
       Exercise Price         Warrants       Exercise Price    Life (years)       Warrants            Price
      ------------------  -----------------  --------------- ---------------- ----------------- ------------------
           $ 3.50              142,857            $3.50             5.01          142,857            $3.50


12.   REVENUES

                               Three months ended       Three months ended       Six months ended       Six months ended
                               September 30, 2006       September 30, 2005      September 30, 2006     September 30, 2005
       Export sales                  $ 4,016,972              $         -             $ 6,362,944            $         -
       Domestic sales                          -                1,385,336                       -              2,047,973
                               --------------------     --------------------    -------------------    -------------------
                                     $ 4,016,972              $ 1,385,336             $ 6,362,944            $ 2,047,973
                               ====================     ====================    ===================    ===================

 13. RELATED PARTY TRANSACTIONS

      The Company leases ground fuel tanks and other oil fuel storage facilities and warehouses from Term Oil LLC. The lease expenses for the three months ended September 30, 2006 and 2005, totaled to $54,021 and $54,478, respectively. One of our shareholders is an owner of Term Oil LLC.

14.   COMMITMENTS AND CONTINGENCIES

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

      Capital Commitments

      Under the terms of its subsurface exploration contract, Emir Oil LLP is required to spend a total of $32 million in exploration and development activities on the ADE Block. To retain its rights under the contract, the Company must spend a minimum of $6 million in 2006 and $4.5 million in 2007. The Company must also comply with the terms of the work program associated with the contract, which includes the drilling of at least nine additional new wells by July 9, 2007. Under the terms of its contract, the Company can apply for a two-year extension of time to complete its work program. The Company recently applied to extend the subsurface exploration contract to July 2009 and is awaiting approval of the extension. The failure to meet the minimum capital expenditures or to comply with the terms of the work program could result in the loss of the subsurface exploration contract.

      Litigation

      In December 2003, Brian Savage, Thomas Sinclair and Sokol Holdings, Inc., filed a lawsuit in Florida naming the Company and some of its former officers and directors as defendants. The plaintiffs in the case alleged breach of contract, unjust enrichment, breach of fiduciary duty, conversion and violation of a Florida trade secret statute in connection with a business plan for the development of the Aksaz, Dolinnoe and Emir oil and gas fields owned by Emir Oil LLP. The plaintiffs seek unspecified compensatory and exemplary damages. The parties have mutually agreed to dismiss this lawsuit without prejudice.

      In April 2005, Sokol Holdings, Inc., filed a complaint in United States District Court, Southern District of New York alleging that the Company, and others, wrongfully induced Mr. Tolmakov, Director of Emir Oil, to breach a contract under which Mr. Tolmakov had agreed to sell to Sokol 70% of his 90% interest in Emir Oil LLP. Sokol Holdings, Inc. seeks damages in an unspecified amount exceeding $75,000 to be determined at trial, punitive damages, specific performance in the form of an order compelling BMB to relinquish its interest in Emir and the underlying interest in the ADE fields to Sokol Holdings, Inc. and such other relief as the court finds just and reasonable.

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

      The Company is confident that the matters shall be resolved in the Company's favor. The Company has retained legal counsel to protect its interests. In the opinion of the Company's management and legal counsel, the resolution of those lawsuits will not have a material adverse effect on Company's financial condition, results of operations or cash flows.

      Other than the foregoing, to the knowledge of management, there is no other material litigation or governmental agency proceeding pending or threatened against the Company or management.

15.   FINANCIAL INSTRUMENTS

      As of September 30, 2006 and March 31, 2006 marketable securities of $0 and $33,095,609, respectively, are presented by discount bonds issued by General Electric Corporation and discount notes issued by Fannie Mae.

      As of September 30, 2006 and March 31, 2006 cash and cash equivalents included deposits in Kazakhstan banks in the amount $6,190,856 and $3,881,255, respectively. As of September 30, 2006 and March 31, 2006 the Company made advance payments to Kazakhstan companies and government bodies in the amount $7,281,647 and $2,473,985, respectively. As of September 30, 2006 and March 31, 2006 restricted cash reflected in the long-term assets consists of $156,454 and $156,454, respectively, deposited in a Kazakhstan bank and restricted to meet possible environmental obligations according to the regulations of Kazakhstan. Furthermore, the primary asset of the Company is Emir Oil LLP; an entity formed under the laws of the Republic Kazakhstan.

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

Exploration Stage Activities

         Under the statutory scheme in the Republic of Kazakhstan prospective oil fields are developed in two stages. The first stage is an exploration and appraisal stage during which a private contractor, such as BMB, is given a license to explore for oil and gas on a territory for a set term of years. During this stage the primary focus is on the search for a commercial discovery, i.e., a discovery of a sufficient quantity of oil and gas to make it commercially feasible to pursue execution of, or transition to, a production contract with the government.

         In order to be assured that adequate exploration activities are undertaken by the contractor, the Ministry of Energy and Mineral Resources, ("MEMR") establishes an annual mandatory work program to be accomplished in each year of an exploration contract. The minimum work program is comprised of two parts. The first part sets a minimum dollar amount to be invested in exploration activities on the contract territory that may include geophysical studies, construction of field infrastructure or drilling activities. The second factor is to establish a minimum number of wells to be drilled in the contract territory during the term of an exploration contract. Failure to complete the minimum work program during the term of an exploration contract would preclude a contractor from entitlement to a longer-term production contract, regardless the success of the contractor in proving commercial reserves during the partial fulfillment of the minimum work program. Therefore, completion of the exploration contract's minimum work program is essential to the success of any oil company working in Kazakhstan.

         The contract we hold follows the above format. Our contract was granted for an initial term that expired in 2005. The contract also provided for two extensions of two years each. The current contract extension will run through July 2007. Following this extension, we have the right to request a second extension to run through July 2009. Application for this second extension was recently submitted to the MEMR and we are awaiting approval of the request for the extension.

         The contract sets the minimum dollar amount to be expended by the Company through July 2007 as follows:


----------------------- --------------------- ------------------------- ------------------- -----------------
Amount of               Through July          Through July              Through July        Total
Expenditure              2005                  2006                      2007
----------------------- --------------------- ------------------------- ------------------- -----------------
Mandated by             $21,500,000           $6,000,000                $4,500,000          $32,000,000
 Contract
----------------------- --------------------- ------------------------- ------------------- -----------------

Actually Made           $38,400,000           $12,700,000               $9,650,000*         $60,750,000
----------------------- --------------------- ------------------------- ------------------- -----------------

         * Investment as of September 30, 2006

         Under the rules of the MEMR our expenditures above the minimum requirements in one period may be carried over to meet minimum obligations in future periods. As the above chart shows we have exceeded the minimum expenditure requirement in each period of the contract. We expect that the second extension scheduled to begin in July 2007 will impose an additional investment consistent with the amount imposed on the extension covering the 2006-2007 period. However, we expect our scheduled drilling activities to exceed any new amounts added to our minimum work program.

         The second aspect of the mandatory minimum work program is the establishment of a minimum number of wells to be drilled on the contract territory before permitting the transition to a production contract. The number of wells to be drilled is generally determined by the number of structures identified by the seismic studies done on a territory. The 3D seismic studies of our contract territory, as extended, have identified six potential structures. Therefore, our contract requires that we complete a minimum of 18 wells during the exploration phase of our contract as reflected on the top half of the following chart:

------------------ --------------- ---------------- -------------- ---------------- ------------ ------------
Structures         Aksaz           Dolinnoe         Emir           Kariman          Borly        Yessen
------------------ --------------- ---------------- -------------- ---------------- ------------ ------------
Exploratory Wells  1               1                1              1                1            1
Appraisal Wells    2               2                2              2                2            2
Existing Wells     2               3                1              1                0            0
Wells in           0               1                1              1                0            0
 Progress
Remaining   Wells  1               0                1              1                3            3
 to Drill by
 July 2009
------------------ --------------- ---------------- -------------- ---------------- ------------ ------------

         The bottom half of the above chart shows our current progress on drilling of exploratory and appraisal wells, the second aspect of our mandatory minimum work program. As the chart shows, for purposes of meeting the minimum work program requirements, we have seven wells completed and three wells currently in progress. However, only two of those wells will count toward our total minimum required wells because the Dolinnoe structure already has three existing wells completed.

         To date we have been conservative in our approach to exploration. It has been our practice to drill our first few wells serially. Our first well was the Dolinnoe-2 well drilled in 2004. This was followed by the Dolinnoe-3 well, and then the Aksaz-4 and Kariman-1 wells. We have verified the presence of oil and gas in all our wells thus far. And we have expended substantial time and money to study our wells very closely.

         It is important to remember that the purpose of the exploration phase is to study the geology and geophysical characteristics of each field and individual wells, with a view to qualifying for a longer-term production contract. Once drilling of a well is completed, our emphasis focuses on an extended period of testing a well's production characteristics and capacities to determine the best method for producing oil from a well and to gain insight into the further development of the entire field. During this stage of exploration, oil production is subject to wide fluctuations caused by varying pressures commonly experienced by new wells and by significant periods of well closure to accommodate various mandatory testing. Maximizing oil production only becomes the central focus during the post-exploration phase when exploiting the commercial discovery commences under a production contract.

         In addition to the wells currently in progress, our minimum work program mandates that we complete nine wells by July 2009, the end of our exploration contract term. This will require that we continue to accelerate our drilling activities during the next two and a half years.

Drilling Operations

         During the fourth fiscal quarter of last year we took steps to secure drilling rigs that would allow us to accelerate our drilling activities over previous years. In January 2006 we signed one-year contracts with Great Wall, a Chinese drilling company, and Oil and Gas Exploration Krakow, a Polish drilling company, to furnish heavy rigs of sufficient size to drill wells to the depth of 4,000 meters, which is generally our target depth in Triassic period carbonate structures. We also signed a turnkey contract with KandyagashBurService, LLP, a Kazakhstani drilling company, for drilling of new wells on the Emir oil field. In addition, we hired Great Wall and Kezbi, Kazakhstani drillers, to provide lighter rigs we use for workover and testing activities on completed wells.

         When we acquired our contracts, there were several existing wells within the contract territory. State-owned drilling companies drilled most of these wells during the first several years after formation of the Republic of Kazakhstan. The wells were only partially completed and the depth of the wells was shallower than expected pay zones we have identified from our 3D seismic studies.

         We have attempted to make re-entry into three of these pre-existing wells in the belief that we would realize cost savings by taking advantage of the existing well bores drilled to depths of up to 3,800 meters. However, our experience has lead us to conclude that the existing well bores are of inferior condition and have not resulted in any cost savings and in some cases have yielded completed well structures that are subject to numerous limitations.

         We have concluded that new wells can be drilled at approximately the same cost as a well re-entry and we are able to place casing and tubing in the new well bores that are better suited to the conditions we find at greater drilling depth. For these reasons we stopped re-entry on the Borly-2 well as of September 5, 2006 and moved the rig from the Borly-2 to the Kariman-1 well following the conclusion of the pressure build-up test completed at the Kariman-1 well.

         By the summer of 2006 all of our contracted rigs had arrived on-site and we were able to expand our drilling activities on new wells. We currently have three new wells in various stages of progress. We anticipate that our testing activities will be completed near our current fiscal year end and we should be able to realize stable production from these wells commencing in the spring of 2007.

Well Performance

         Following is a brief description of the production status and performance of each of our seven completed wells.

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

Dolinnoe-1

         Currently this well is producing. We recently completed acid treatment of this well. Current production rates from single interval testing using a 6 mm diameter choke ranges 60 to 100 bpd.

Dolinnoe-2

         Currently this well is also producing. We recently completed acid treatment of this well. Current production rates from single interval testing using an 8 mm diameter choke ranges from 60 to 100 bpd.

Dolinnoe-3

         This well was initially completed to a depth of 3,800 meters in September 2005. During initial testing, we were able to perforate only 17 of 24 meters of the producing interval because of intensive oil and gas shows. Subsequent, perforation of the remaining 7 meters of the interval was disrupted when tubing was impacted by the heavy drilling mud components, and the blowout preventer was damaged, which required the forced killing of the well. Although we were able to restore limited oil production from the well, the production was substantially lower than the well's initial test production performance. We have conducted numerous tests during the past six months in an effort to increase daily production rates to levels consistent with management expectations. In August 2006 we completed the acid treatment of the Dolinnoe-3 well. During the ten days following completion of the acid treatment the well produced between 460 and 630 bpd while being tested using chokes between 6mm and 10mm in size. We believe these initial test results indicate that we have developed a suitable hydrochloric acid formula to conduct effective acid treatment of the carbonate formations with temperature and pressure conditions characterized by the Dolinnoe field.

Emir-1

         This well is currently producing. Current production rates from single interval testing using a 8 mm diameter choke ranges from 8 to 20 bpd.

Kariman-1

         We began our current fiscal year continuing the re-entry of Kariman-1 well, our first project within the Extended Territory. The re-entry was completed on June 30, 2006 and well completion was undertaken and completed between July 7, 2006 and July 17, 2006 to the upper Triassic formation. Despite the fact that the flows from this horizon are partially blocked by drilling fluid, preliminary testing conducted during the first month of testing using chokes ranging from 20 mm to 30 mm yielded results ranging from 250 to 530 barrels per day. The well was then put into a pressure-build up test to better understand the source of the high pressures located during earlier re-entry operations at the upper four meters of Middle Triassic formation at the Karamin-1 well.

Results of Operations

         Three months ended September 30, 2006, compared to the three months ended September 30, 2005.

Revenue and Production

         The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the three months ended September 30, 2006 and the three months ended September 30, 2005.

                                                                                           Three months ended
                                                                                           September 30, 2006
                                                                                       to the three months ended
                                                                                           September 30, 2005
                                              For the three         For the three    -------------------------------
                                              months ended          months ended           $                %
                                              September 30,         September 30,      Increase          Increase
                                                  2006                  2005          (Decrease)        (Decrease)
                                            ------------------    ------------------ --------------    -------------
Production volumes:
  Natural gas (Mcf)                                         -                     -              -                -
  Natural gas liquids (Bbls)                                -                     -              -                -
  Oil and condensate (Bbls)                            75,767                70,365          5,402               8%
  Barrels of Oil equivalent (BOE)                      75,767                70,365          5,402               8%

Average Sales Price
  Natural gas ($ per Mcf)                                   -                     -              -                -
  Natural gas liquids ($ per Bbl)                           -                     -              -                -
  Oil and condensate ($ per Bbl)                  $     53.37           $     22.11    $     31.26             141%
  Barrels of Oil equivalent
    ($ per BOE)                                   $     53.37           $     22.11    $     31.26             141%

Operating Revenue:
Natural gas                                                 -                     -              -                -
Natural gas liquids                                         -                     -              -                -
Oil and condensate                                $ 4,016,972           $ 1,385,336    $ 2,631,636             190%
Gain on hedging and derivatives(1)                          -                     -              -                -
                                            ------------------    ------------------ --------------    -------------

(1) We did not engage in hedging transactions, including derivatives during the three months ended September 30, 2006, or the three months ended September 30, 2005.

         Revenues. We generate revenue under our contract from the sale of oil recovered during test production. During the quarter ended September 30, 2006, we realized revenue from oil sales of $4,016,972 compared to $1,385,336 during the quarter ended September 30, 2005. The largest contributing factor to the increase in revenue was the 141% increase in the price per barrel we received for oil sales during the quarter ended September 30, 2006 compared to the fiscal quarter ended September 30, 2005. During the fiscal quarter ended September 30, 2006 we exported our oil to the world markets and realized the world market price for those sales. By comparison, during the fiscal quarter ended September 30, 2005 all oil sales were to the domestic market in Kazakhstan, where the price per barrel of oil is significantly lower than the world market price. Also during the three months ended September 30, 2006, we had one additional well in testing or test production as compared to the three months ended September 30, 2005. We anticipate production will continue to increase in upcoming years as we complete more wells. We plan to continue our drilling activities. We also hope to continue to be granted export quotas, which allow us to realize world market prices. This should continue to lead to increased revenue from oil sales during the upcoming quarters of the current fiscal year as compared to our prior fiscal quarters.

         As discussed above, our revenue is sensitive to changes in prices received for our products. Our production is currently being sold at the prevailing world market price, which fluctuates in response to many factors that are outside our control. Imbalances in the supply and demand for oil can have a dramatic effect on the prices we receive for our production. Similarly, if we were denied an export quota and were forced to sell our production to the domestic market in Kazakhstan, we anticipate the price we would receive per barrel of oil would be much lower than the price we currently realize. Political instability, the economy, weather and other factors outside our control could have an impact on both supply and demand.

Costs and Operating Expenses

         The following table presents details of our expenses for the three months ended September 30, 2006 and 2005:

                                             For the three months ended         For the three months ended
                                                 September 30, 2006                 September 30, 2005
                                           -------------------------------     ------------------------------
Expenses:
   Oil and gas operating(1)                                   $   575,698                        $   186,434
   General and administrative                                   1,955,246                          4,880,514
   Depletion                                                      427,477                            313,912
   Accretion expenses                                              24,453                                  -
   Amortization and depreciation                                   41,366                             34,368
                                           -------------------------------     ------------------------------
Total                                                         $ 3,024,240                        $ 5,415,228
                                           ===============================     ==============================
Expenses ($ per BOE):
   Oil and gas operating(1)                                          7.65                               2.98
   Depletion (2)                                                     5.68                               5.01

     (1) Includes transportation cost, production cost and ad valorem taxes.
     (2) Represents depletion of oil and gas properties only.

         Oil and Gas Operating Expenses. During the three months ended September 30, 2006 we incurred $575,698 in oil and gas operating expenses compared to $186,434 during the three months ended September 30, 2005. This significant increase is primarily the result of several factors. Royalty paid to the Government of $91,964 during the three months ended September 30, 2006 compared to $35,765 during the fiscal quarter ended September 30, 2005 increased due to the fact that all sales in the current fiscal quarter were to the world markets and realized the world market price for those sales. By comparison, during the fiscal quarter ended September 30, 2005 all oil sales were to the domestic market in Kazakhstan, where the price per barrel of oil is significantly lower than the world market price. Because of the increase in revenue from oil sales in the current year, we recognized a corresponding increase in our royalty payment. Another reason for increase in oil and gas operating expenses during the three months ended September 30, 2006 is increases in salary expenses and transportation expenses of $172,593 and $ 160,472, respectively. Salary and transportation expenses increased primarily because during the current quarter we had two additional wells in testing or test production as compared to the fiscal quarter ended September 30, 2006. This required us to retain additional production and maintenance personnel and oil tankers. While we expect oil and gas operating expenses to continue to increase in upcoming fiscal quarters as the number of wells we have in testing and test production continues to increase we do not expect such increases will be as significant in the future.

         General and Administrative Expenses. General and administrative expenses during the three months ended September 30, 2006 were $1,955,246 compared to $4,880,514 during the three months ended September 30, 2005. This represents a 60% decrease in general and administrative expenses. The primary contributing factor to this significant decrease was an 82% decrease in payroll and other compensation. During the quarter ended September 30, 2005 we granted restricted stock and stock options to our directors, officers and key employees. Fair value of stock and stock options was recognized in our consolidated financial statements as compensation expense. The total amount of compensation expense recognized as a result of the stock and option grants was $3,815,158. The decrease in compensation expense during the three months ended September 30, 2006 was partially offset by increased rent expenses of $34,862, increased professional services of $150,088 and tax expenses of $133,895 due to increased environmental payments and transportation expenses, a $283,250 increase in travel expense and payroll increases of $211,544 due to hiring of administrative and professional employees during three months ended September 30, 2006. We anticipate general and administrative expenses in upcoming fiscal quarters will remain fairly consistent with the expenses incurred during the three months ended September 30, 2006.

         Income from Operations. During the three months ended September 30, 2006 we realized income from operations of $992,732 compared to a loss from operations of $4,029,892 during the three months ended September 30, 2005. As discussed above, the change to income from operations in the current quarter compared to a loss from operations in the prior quarter is primarily attributable to the significantly higher price per barrel of oil sold we realized in the current fiscal quarter compared to the same quarter of last fiscal year. Another contributing factor was the reduction in general and administrative expenses in the current fiscal quarter. In future periods, if production rates, oil prices and expenses do not change materially, we should generate sufficient revenue from oil sales to offset our expenses. If, however, production levels or the price per barrel of oil we realize were to decrease, or expenses were to increase, we would likely be unable to offset our operating expenses with revenue from production and would experience losses from operations.

         Other Income. During the fiscal quarter ended September 30, 2006 we realized total other income of $199,133 compared to $144,435 during the fiscal quarter ended September 30, 2005. This 38% increase is largely attributable to $234,831 increase in interest income and $135,754 increase in realized gain on marketable securities. This income is partially offset by a $241,186 increase in exchange loss resulting from fluctuations of foreign currency rates against the U.S. Dollar and $74,701 increase in other expenses. We anticipate the funds held in deposits and marketable securities will be used to fund our operations and therefore expect interest income and gains from marketable securities, both realized and unrealized, to decrease in upcoming quarters.

         Net Income. For the reasons discussed above, during the three months ended September 30, 2006 we realized a net income of $1,016,352 compared to a net loss of $3,885,457 for the three months ended September 30, 2005.

         Six months ended September 30, 2006, compared to the six months ended September 30, 2005

Revenue and Production

         The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the six months ended September 30, 2006 and the six months ended September 30, 2005.

                                                                                           Six months ended
                                                                                          September 30, 2006
                                                                                       to the six months ended
                                                                                          September 30, 2005
                                               For the six           For the six    -------------------------------
                                              months ended          months ended          $                %
                                              September 30,         September 30,     Increase          Increase
                                                  2006                  2005         (Decrease)        (Decrease)
                                            ------------------    ------------------ --------------    -------------
Production volumes:
  Natural gas (Mcf)                                         -                     -              -                -
  Natural gas liquids (Bbls)                                -                     -              -                -
  Oil and condensate (Bbls)                           126,031               111,821         14,210              13%
  Barrels of Oil equivalent (BOE)                     126,031               111,821         14,210              13%

Average Sales Price
  Natural gas ($ per Mcf)                                   -                     -              -                -
  Natural gas liquids ($ per Bbl)                           -                     -              -                -
  Oil and condensate ($ per Bbl)                  $     53.08           $     20.58    $     32.50             158%
  Barrels of Oil equivalent
    ($ per BOE)                                   $     53.08           $     20.58    $     32.50             158%

Operating Revenue:
Natural gas                                                 -                     -              -                -
Natural gas liquids                                         -                     -              -                -
Oil and condensate                                $ 6,362,944           $ 2,047,973    $ 4,314,971             211%
Gain on hedging and derivatives(1)                          -                     -              -                -
                                            ------------------    ------------------ --------------    -------------

(1) We did not engage in hedging transactions, including derivatives during the six months ended September 30, 2006, or the three months ended September 30, 2005.

         Revenues. We generate revenue under our contract from the sale of oil recovered during test production. During the six months ended September 30, 2006, we realized revenue from oil sales of $6,362,944 compared to $2,047,973 during the six months ended September 30, 2005. The largest contributing factor to the increase in revenue was a 158% increase in the price per barrel we received for oil sales during the six month period ended September 30, 2006 compared to the six month period ended September 30, 2005. During the six months ended September 30, 2006 we exported our oil to the world markets and realized the world market price for those sales. By comparison, during the six months ended September 30, 2005 all oil sales were to the domestic market in Kazakhstan, where the price per barrel of oil is significantly lower than the world market price. Also during the six months ended September 30, 2006, we had an additional well in testing or test production as compared to the six months ended September 30, 2005. As discussed above, we anticipate production and revenue will continue to increase in upcoming years. We plan to continue drilling activities in the upcoming periods. We also hope to continue to be granted export quotas, which allow us to realize world market prices. If we continue to be granted export quotas, we should continue to realize higher revenues from oil sales compared to our prior fiscal years because of the increased price per barrel we will realize from oil sales to the world market.

Costs and Operating Expenses

         The following table presents details of our expenses for the six months ended September 30, 2006 and 2005:

                                              For the six months ended           For the six months ended
                                                 September 30, 2006                 September 30, 2005
                                           -------------------------------     ------------------------------
Expenses:
   Oil and gas operating(1)                                   $   990,573                        $   266,707
   General and administrative                                   7,322,942                          5,881,752
   Depletion                                                      667,968                            665,644
   Accretion expenses                                              64,058                                  -
   Amortization and depreciation                                   76,511                             64,806
                                           -------------------------------     ------------------------------
Total                                                         $ 9,122,052                        $ 6,878,909
                                           ===============================     ==============================
Expenses ($ per BOE):
   Oil and gas operating(1)                                          8.26                               2.68
   Depletion (2)                                                     5.57                               6.69

(1) Includes transportation cost, production cost and ad valorem taxes.
(2) Represents depletion of oil and gas properties only.

         Oil and Gas Operating Expenses. During the six months ended September 30, 2006 we incurred $990,573 in oil and gas operating expenses compared to $266,707 during the six months ended September 30, 2005. This significant increase is primarily the result of several factors. During the six months ended September 30, 2006 royalties paid to the government increased 147% compared to the six months ended September 30, 2005. This increase resulted from the fact that all sales in current six-month period were to the world markets and realized the world market price for those sales. By comparison, during the six month period ended September 30, 2005 all oil sales were to the domestic market in Kazakhstan, where the price per barrel of oil is significantly lower than the world market price. Another reason for increase in oil and gas operating expenses is increase in salary expenses and transportation expenses for $323,124 and $344,286, respectively. These expenses increased primarily because during the six months ended September 30, 2006 we had two additional wells in testing or test production as compared to the six months ended September 30, 2006. This required attraction of more production and maintenance personnel and additional oil tankers. While we expect oil and gas operating expenses to continue to increase in the upcoming fiscal year as revenue continues to increase we do not expect such increases will be as significant in the future.

         General and Administrative Expenses. General and administrative expenses during the six months ended September 30, 2006 were $7,322,942 compared to $5,881,752 during the six months ended September 30, 2005. This represents a 25% increase in general and administrative expenses. This increase is attributable to a 18% increase in payroll and other compensation. During the six-month period ended September 30, 2006 we granted restricted stock and stock options to our directors, officers and key employees. The fair value of these stock and stock option grants was recognized in our consolidated financial statements as compensation expense. The total amount of compensation expense recognized as a result of the stock and option grants was $4,010,346. During the six-month period ended September 30, 2005 we also granted restricted stock and stock options to our directors, officers and key employees. The total amount of compensation expense recognized as a result of the stock and option grants was $3,815,158. Other factors contributing to the increase in general and administrative expense were a 10% increase in rent expense an 83% increase in professional services fees and a 404% increase in taxes resulting from increased environmental payments and a 298% increase in travel and related expenses resulting from increased business travel. We anticipate increases in revenue will outpace the increases in general and administrative expenses in upcoming quarters.

         Loss from Operations. During the six months ended September 30, 2006 we realized a loss from operations of $2,759,108 compared to a loss from operations of $4,830,936 during the six months ended September 30, 2005. We realized a 211% increase in revenue during the six month period ended September 30, 2006 compared to the comparable period 2005, this increase was offset by a 271% increase in oil and gas operating expenses and a 25% increase in general and administrative expenses. This resulted in a 43% decrease in loss from operations during the six months ended September 30, 2006 compared to the six months ended September 30, 2005. While we experienced a loss from operations during the six-month period ended September 30, 2006, we did realize income from operations during the three-month period ended September 30, 2006. In future periods, if production rates, oil prices and expenses do not change materially, we should generate sufficient revenue from oil sales to offset our expenses. If, however, production levels or the price per barrel of oil we realize were to decrease, or expenses were to increase, we would likely be unable to offset our operating expenses with revenue from production and would experience losses from operations.

         Other Income. During the six-month period ended September 30, 2006 we realized total other income of $810,212 compared to $85,874 realized during the fiscal quarter ended September 30, 2005. This 843% change is largely attributable to $378,093 increase in interest income, $320,260 increase in realized gain on marketable securities, $120,205 increase in unrealized gains on marketable securities and $49,873 increase in exchange gain resulting from fluctuations of foreign currency rates against the U.S. Dollar. This income was partially offset by a $144,093 increase in other expenses. We anticipate the funds held in deposits and marketable securities will be used to fund our operations and therefore expect interest income and gains from marketable securities, both realized and unrealized, to decrease in upcoming quarters.

         Net Loss. During the six-month period ended September 30, 2006 we realized a net loss of $2,124,409 compared to a net loss of $4,745,062 during the comparable period of 2005. Due to the significant increase in revenue resulting from increased oil production during the six months ended September 30, 2006 net loss decreased significantly. We anticipate that we will continue to realize significant increases in revenue as our production levels continue to increase. Based on these expectations, we anticipate net losses in upcoming quarters will continue to decrease.

Liquidity and Capital Resources

         Funding for our activities has historically been provided by funds raised through the sale of our common stock. From inception on May 6, 2003 through September 30, 2006 we have raised $94,626,926 through the sale of our common stock. As of September 30, 2006 we had cash and cash equivalents on hand of $34,283,815. We anticipate our capital resources in the upcoming three months will likewise consist primarily of revenue from the sale of oil recovered.

         Our need for capital is primarily to fund our ongoing operations to meet the drilling requirements of our minimum work program. For the period from inception on May 6, 2003 through September 30, 2006, we have incurred capital expenditures of $80,583,564 for exploration, development and acquisition activities.

         We continually evaluate our capital needs and compare them to our capital resources. At the beginning of the current fiscal year we had budgeted capital expenditures of about $60 million to $70 million for exploration, development, production and acquisitions. At the time the budget was prepared, we believed our production would be sufficient to allow us to generate enough revenue from oil sales to finance the gap of $10 million to $20 million required for our planned exploration, development, production and acquisitions. However, the drilling schedules we initially anticipated have been delayed and production has developed more slowly than expected.

         One of the challenging tasks we have faced is how to make accurate production forecasts during the exploration stage. There are many factors that contribute to the complexity of reliable forecasting by an exploration stage company. Our first challenge has been to secure qualified drilling subcontractors and to obtain timely performance. The current energy boom in

Kazakhstan has created considerable competition for good rigs and qualified labor. In the case of the heavy rig of Great Wall, the original estimate scheduled a new heavy rig in place in March 2006. It was July 2006 before the rig was in place and ready to begin drilling the Dolinnoe-6 well. The delay was not the fault of the driller, but arose from delay at the China-Kazakhstan border.

         Second, we are in continuous test production on each well. We are required by law to test each interval using different choke sizes. The minimum testing periods usually extend over a period of months. There is considerable down time while equipment is being put in place and removed during this process. In addition, we have experimented with various reworking methodologies attempting to determine the best methods to suit the characteristics of the oil, gas and pressure variations encountered in each structure.

         Although our monthly production figures have remained steadily within a range below our expectations, at our current levels of oil production we are operating above the break-even point, exclusive of our drilling program expenditures. However, if our operations are to generate a significant portion of the future capital needed to complete our exploration contract, then our monthly production will have to increase significantly. In addition to our efforts to increase revenue from oil sales to help fund our drilling program expenditures, we are also negotiating with interested banks to secure a credit facility that will allow us to continue our exploration contract drilling obligations without delay.

Cash Flows

         During the six month ended September 30, 2006 cash was primarily used to fund exploration and development expenditures. We had a net increase in cash and cash equivalents of $16,237,692 during the current fiscal quarter. See below for additional discussion and analysis of cash flow.

                                                            Six months ended              Six months ended
                                                           September 30, 2006            September 30, 2005
                                                      ----------------------------- ------------------------------
Net cash used in operating activities                        $  27,119,443                  $ (4,891,741)
Net cash used in investing activities                        $ (16,640,253)                 $ (9,418,727)
Net cash provided by financing activities                    $   5,758,502                  $  6,085,619
                                                      ----------------------------- ------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                      $  16,237,692                  $ (8,224,849)
                                                      ============================= ==============================


         During the six months ended September 30, 2006, we spent $14 million in exploration, development and production. We funded these expenditures primarily from cash on hand and oil sales revenue. We anticipate revenue to increase in upcoming quarters as we drill new wells and increase production from our existing wells.

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

Contractual Obligations and Contingencies

         The following table lists our significant commitments at September 30, 2006, excluding current liabilities as listed on our consolidated balance sheet:

                                                                    Payments Due By Period
                                          ----------------------------------------------------------------------------
Contractual obligations                        Total        Less than 1      1-3 years      4-5 years      After 5
                                                                year                                        years
                                          ---------------- --------------- --------------- ------------- -------------
Capital Expenditure
   Commitment(1)                             $ 10,500,000     $ 6,000,000     $ 4,500,000             -             -
Due to the Government of
   the Republic of Kazakhstan(2)             $ 11,344,880               -     $11,344,880             -             -
Liquidation Fund                             $    988,650               -     $   988,650             -             -
                                          ---------------- --------------- --------------- ------------- -------------
    Total                                    $ 22,833,530     $ 6,000,000     $16,833,530             -             -
                                          ================ =============== =============== ============= =============

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

Off-Balance Sheet Financing Arrangements

         As of September 30, 2006, we had no off-balance sheet financing arrangements.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

         Our primary market risks are fluctuations in commodity prices and foreign currency exchange rates. We do not currently use derivative commodity instruments or similar financial instruments to attempt to hedge commodity price risks associated with future crude oil production.

Commodity Price Risk

         Our revenues, profitability and future growth depend substantially on prevailing prices for crude oil. Prices also affect the amount of cash flow available for capital expenditures and our ability to either borrow or raise additional capital. Price affects our ability to produce crude oil economically and to transport and market our production either through export to international markets or within Kazakhstan. Our second quarter 2006 crude oil sales in the international export market were based on prevailing market prices at the time of sale less applicable discounts due to transportation.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         Our principal executive officers and our principal financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by it in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Certifying Officers have concluded that our disclosure controls and procedures are effective as of September 30, 2006.

Changes in Internal Control over Financial Reporting

         There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         In December 2003, a complaint was filed in the 15th Judicial Court in and for Palm Beach County, Florida, naming, among others, us, Georges Benarroch and Alexandre Agaian, former BMB directors, as defendants. The plaintiffs, Brian Savage, Thomas Sinclair and Sokol Holdings, Inc., allege claims of breach of contract, unjust enrichment, breach of fiduciary duty, conversion and violation of a Florida trade secret statute in connection with a business plan for the development Aksaz, Dolinnoe and Emir oil and gas fields owned by Emir Oil, LLP. The parties mutually agreed to dismiss this lawsuit without prejudice.

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

         We have retained the law firm of Bracewell & Giuliani LLP in New York, New York to represent us in the lawsuit. We moved for dismissal of the amended complaint or for a stay pending arbitration in Kazakhstan. That motion was denied, without prejudice to renewing it, to enable defendants to produce documents to plaintiffs relating to the issues raised in the motion. Following completion of document production, the motion has been renewed. Briefing on the motion was completed on August 24, 2006, and the motion is awaiting decision.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         There were no unregistered sales of equity securities during the fiscal quarter ended September 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

         On October 5, 2006, we held our annual meeting of stockholders. The total number of shares entitled to vote at the meeting was 43,690,652. The number of shares represented at the annual meeting of stockholders, present or by proxy was 26,586,774. At the meeting the shareholders were asked to vote on the following matter:

         1) To elect two Class II directors to our board of directors.

         The nominees for Class II directors were Stephen Smoot, who had been serving as a member of the board of directors and Leonard Stillman, who was a new nominee to the board of directors. The following individuals were elected to the board of directors for a term of three years and until their respective successors shall be elected.

                                          For                Withhold
                                   ---------------       --------------
Class II Directors:
Stephen Smoot                          26,353,591            233,183
Leonard Stillman                       26,586,774                -0-

         The terms of Valery Tolkachev and Troy Nilson, Class I directors, and Boris Cherdabayev, a Class III director will continue after the meeting.

         No other items were submitted to a vote of our shareholders at the meeting.

Item 5. Other Information

         On September 7, 2006, Mr. Georges Benarroch tendered his resignation as a director of BMB Munai, Inc., (the "Company"). Mr. Benarroch was not a member of any committee of the board of directors. Mr. Benarroch's resignation was not the result of any disagreement with the Company on any matter relating to our operations, policies or practices. Mr. Benarroch's resignation did not arise from any act or omission which would constitute grounds for removal for cause under our bylaws.

         During the quarter, our common stock was approved for listing on the American Stock Exchange. Our common stock began trading on the American Stock Exchange under the symbol "KAZ" on September 21, 2006.


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

                                                     BMB MUNAI, INC.


Date: November 9, 2006                               /s/ Boris Cherdabayev
                                                     ---------------------------
                                                     Boris Cherdabayev,
                                                     Chief Executive Officer


Date: November 9, 2006                                /s/ Sanat Kasymov
                                                     ---------------------------
                                                     Sanat Kasymov,
                                                     Chief Financial Officer