Form 10-K/A
period 2007-03-31
BMB MUNAI INC
filed 2007-07-10
CIK 924805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A-1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       ☐ Yes ☒ No

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Table of Contents

	PART I
		Page

	EXPLANATORY NOTE	4

	PART III

Item 15.	Exhibits, Financial Statement Schedules	4

	SIGNATURES	5

Explanatory Note to Amendment No. 1 to Annual Report on Form 10-K

BMB Munai, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A-1 (the “Amendment”) solely to correct an inadvertent typographical mistake on the front cover of its Annual Report for the fiscal year ended March 31, 2007, which was filed with the Securities and Exchange Commission on June 14, 2007 (the “Original Annual Report”). The front cover of the Original Annual Report mistakenly identifies the Company as a well-known seasoned issuer as defined in Rule 405 of the Securities Act. The Company was not at the time of filing the Original Annual Report, nor is it at the time of filing of this Amendment, a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certification exhibits and Item 15 have been revised accordingly.

This Amendment speaks only of the original filing date of the Original Annual Report and reflects only the changes discussed above. This Amendment does not reflect events after the filing of the Original Annual Report or modify or update those disclosures affected by subsequent events. Except for the changes to the front cover, the exhibit list and the exhibits, no other modifications, amendments revisions or updates have been made to any other items, disclosures, information or financial statements contained in the Original Annual Report.

PART III

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

BMB MUNAI, INC.

Date: July 10, 2007	/s/ Boris Cherdabayev
Boris Cherdabayev, Chief Executive Officer and Director