Form 10-Q
period 2007-06-30
BMB MUNAI INC
filed 2007-08-09
CIK 924805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007

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

Yes ☐ No ☒

As of August 2, 2007, the registrant had 44,690,657 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Consolidated Financial Statements

BMB MUNAI, INC.

CONSOLIDATED BALANCE SHEETS

	Notes	June 30, 2007 (Unaudited)	March 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$ 6,590,201	$ 12,172,940
Trade accounts receivable		4,200,393	3,994,662
Inventories	4	9,971,140	10,334,696
Prepayments for materials		1,921,638	1,409,213
Prepaid expenses and other assets, net		2,233,701	2,060,024

Total current assets		24,917,073	29,971,535

LONG TERM ASSETS
Oil and gas properties, full cost method, net	5	117,337,389	104,187,568
Other fixed assets, net		1,570,626	1,519,123
Construction in progress	6	4,535,666	4,463,063
Long term VAT recoverable	7	5,364,200	4,351,059
Restricted cash		303,697	303,697

Total long term assets		129,111,578	114,824,510

TOTAL ASSETS		$ 154,028,651	$ 144,796,045

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$ 11,779,195	$ 8,542,052
Taxes payable		349,653	324,053
Accrued liabilities and other payables		208,744	254,194

Total current liabilities		12,337,592	9,120,299

LONG TERM LIABILITIES
Liquidation fund	8	2,194,497	2,165,829
Deferred taxes		9,475,728	7,948,297

Total long term liabilities		11,670,225	10,114,126

COMMITMENTS AND CONTINGENCIES	13	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	9	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 44,690,657 and 44,690,657 shares outstanding, respectively	9	44,691	44,691
Additional paid in capital	9	134,298,822	133,721,865
Accumulated deficit		(4,322,679)	(8,204,936)

Total shareholders’ equity		130,020,834	125,561,620

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 154,028,651	$ 144,796,045

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Notes	Three months ended June 30, 2007 (unaudited)	Three months ended June 30, 2006 (unaudited)

REVENUES	10	$ 11,580,958	$ 2,345,972

COSTS AND OPERATING EXPENSES
Oil and gas operating		1,039,889	414,875
General and administrative		3,306,325	5,367,696
Depletion		1,250,637	240,491
Amortization and depreciation		55,848	35,145
Accretion expense	8	28,668	39,605

Total costs and operating expenses		5,681,367	6,097,812

INCOME/(LOSS) FROM OPERATIONS		5,899,591	(3,751,840)

OTHER INCOME (EXPENSE)
Realized gain on marketable securities		-	359,951
Foreign exchange (loss) / gain, net		(493,238)	158,644
Interest income, net		91,055	155,284
Other expense, net		(87,720)	(62,800)
Total other (expense)/income		(489,903)	611,079

INCOME/(LOSS) BEFORE INCOME TAXES		5,409,688	(3,140,761)

INCOME TAX EXPENSE		(1,527,431)	-

NET INCOME/(LOSS)		$ 3,882,257	$ (3,140,761)

BASIC NET INCOME/(LOSS) PER COMMON SHARE	11	$ 0.09	$ (0.08)
DILUTED NET INCOME/(LOSS) PER COMMON SHARE	11	$ 0.09	$ (0.08)

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Notes	Three months ended June 30, 2007 (unaudited)	Three months ended June 30, 2006 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)		$ 3,882,257	$ (3,140,761)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depletion	5	1,250,637	240,491
Depreciation and amortization		55,848	35,145
Accretion expenses	8	28,668	39,605
Stock based compensation expense	9	493,268	3,555,346
Stock issued for services	9	83,689	455,000
Income taxes		1,527,431	-
Changes in operating assets and liabilities
(Increase)/decrease in trade accounts receivable		(205,731)	1,071,691
Decrease/(increase) in inventories		363,556	(1,508,832)
Increase in prepaid expenses and other assets		(686,102)	(3,889,677)
Increase in VAT recoverable		(1,013,141)	(555,104)
Increase in current liabilities		3,217,293	903,565

Net cash provided by / (used in) operating activities		8,997,673	(2,793,531)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of oil and gas properties	5	(14,355,806)	(4,952,577)
Acquisition of other fixed assets		(152,003)	(216,947)
Increase in construction in progress	6	(72,603)	(1,440,000)

Net cash used in investing activities		(14,580,412)	(6,609,524)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options and warrants		-	5,758,502

Net cash provided by financing activities		-	5,758,502

NET CHANGE IN CASH AND CASH EQUIVALENTS		(5,582,739)	(3,644,553)
CASH AND CASH EQUIVALENTS at beginning of quarter		12,172,940	51,141,732
CASH AND CASH EQUIVALENTS at end of quarter		$ 6,590,201	$ 47,497,179

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

The corporation now known as BMB Munai, Inc., (“BMB Munai” or the “Company”) was originally incorporated in Utah in July 1981. On February 7, 1994, the corporation changed its name to InterUnion Financial Corporation (“InterUnion”) and its domicile to Delaware. BMB Holding, Inc. (“BMB Holding”) was incorporated on May 6, 2003 for the purpose of acquiring and developing oil and gas fields in the Republic of Kazakhstan. On November 26, 2003, InterUnion executed an Agreement and Plan of Merger (the “Agreement”) with BMB Holding. As a result of the merger, the shareholders of BMB Holding obtained control of the corporation. BMB Holding was treated as the acquiror for accounting purposes. A new board of directors was elected that was comprised primarily of the former directors of BMB Holding and the name of the corporation was changed to BMB Munai, Inc.

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

BMB Munai is an independent oil and natural gas company engaged in the exploration, development, acquisition and production of crude oil and natural gas properties in the Republic of Kazakhstan. BMB Munai carries out its activities in Kazakhstan through its wholly-owned subsidiary Emir Oil LLP. Emir Oil LLP is the operator of the Aksaz, Dolinnoe and Emir oil and gas fields in western Kazakhstan (the “ADE Block”, the “ADE Fields”). The Government of the Republic of Kazakhstan (the “Government”) initially issued the license to Zhanaozen Repair and Mechanical Plant on April 30, 1999. On June 9, 2000, the contract for exploration of the Aksaz, Dolinnoe and Emir oil and gas fields was entered into between the Agency of the Republic of Kazakhstan on Investments and the Zhanaozen Repair and Mechanical Plant. On September 23, 2002, the contract was assigned to Emir Oil LLP. On September 10, 2004 the Government extended the term of the Contract for exploration and the License from five years to seven years through July 9, 2007. On December 7, 2004 the Government assigned to Emir Oil LLP the exclusive right to explore an additional territory adjacent to the ADE Block during the remaining term of the License. On February 27, 2007, the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan (“MEMR”) granted a second extension of the Company’s exploration contract. Under the terms of the contract extension, the

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

exploration period was extended to July 2009 over the entire exploration contract territory. To move from the exploration and development stage to the commercial production stage, the Company must apply for and be granted commercial production rights. The Company has the exclusive right to apply for and negotiate commercial production rights to the ADE Block and the Extended Territory with the Government. The Government is obligated to conduct these negotiations under the Law of Petroleum in Kazakhstan. If the Company does not move from the exploration and development stage to the commercial production stage, it has the right to produce and sell oil, including export oil, under the Law of Petroleum until July 2009.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information included herein is unaudited, except for the balance sheet as of March 31, 2007, which is derived from the Company’s audited consolidated financial statements for the year ended March 31, 2007. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The consolidated results of operations for the interim period are not necessarily indicative of the consolidated results to be expected for an entire year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report for the year ended March 31, 2007 on Form 10-K.

The accounting principles applied are consistent with those as set out in the Company’s annual Consolidated Financial Statements for the year ended March 31, 2007.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

However, management believes that over the life of the project, transportation options will improve as additional pipelines and rail-related infrastructure is built that will increase transportation capacity to the world markets.

Recognition of revenue and cost

Revenue and associated costs from the sale of oil are charged to the period when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, collectibility is reasonably assured, delivery of oil has occurred or when ownership title transfers. Produced but unsold products are recorded as inventory until sold.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company periodically assesses its inventories for obsolete or slow moving stock and records an appropriate provision, if there is any. The Company has assessed its inventory at June 30, 2007.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Liquidation fund

Liquidation fund (site restoration and abandonment liability) is related primarily to the conservation and liquidation of the Company’s wells and similar activities related to its oil and gas properties, including site restoration. Management assessed an obligation related to these costs with sufficient certainty based on internally generated engineering estimates, current statutory requirements and industry practices. The Company recognized the estimated fair value of this liability. These estimated costs were recorded as an increase in the cost of oil and gas assets with a corresponding increase in the liquidation fund. The oil and gas assets related to liquidation fund are depreciated on the unit-of-production basis separately for each field. An accretion expense, resulting from the changes in the liability due to passage of time by applying an interest method of allocation to the amount of the liability, is recorded as accretion expense in the Consolidated Statement of Operations.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock, except for those that are anti-dilutive.

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

NOTE 3 - CASH AND CASH EQUIVALENTS

As of June 30, 2007 and March 31, 2007 cash and cash equivalents included:

	June 30, 2007	March 31, 2007

US Dollars	$ 6,542,455	$ 8,577,949
Foreign currency	47,746	3,594,991

	$ 6,590,201	$ 12,172,940

As of June 30, 2007 cash and cash equivalents included the amount of $5,781,404 placed in money market funds having a 30 day simple yield of 4.98%.

As of March 31, 2007 cash and cash equivalents included the amount of $7,702,483 placed in money market funds having a 30 day simple yield of 4.99%.

As of June 30, 2007 and March 31, 2007 cash and cash equivalents included the amounts of $0 and $292,679, respectively, presented by letters of credit opened for the purpose of purchasing production equipment.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

Inventories as of June 30, 2007 and March 31, 2007 were as follows:

	June 30, 2007	March 31, 2007

Construction material	$ 9,572,133	$ 10,051,888
Spare parts	31,070	31,804
Crude oil produced	2,301	4,810
Other	365,636	246,194

	$ 9,971,140	$ 10,334,696

NOTE 5 - OIL AND GAS PROPERTIES, FULL COST METHOD, NET

Oil and gas properties using the full cost method as of June 30, 2007 and March 31, 2007 were as follows:

	June 30, 2007	March 31, 2007

Cost of drilling wells	$ 40,079,657	$ 33,263,035
Subsoil use rights	20,788,119	20,788,119
Material and fuel used in exploration and development activities	20,014,759	16,417,280
Professional services received in exploration and development activities	18,557,115	16,179,937
Deferred tax	7,219,219	7,219,219
Geological and geophysical	3,266,009	2,803,215
Infrastructure development costs	1,778,893	1,753,222
Other capitalized costs	10,287,730	9,167,016

Accumulated depletion	(4,654,112)	(3,403,475)

	$ 117,337,389	$ 104,187,568

NOTE 6 - CONSTRUCTION IN PROGRESS

On April 13, 2006 the Company entered into an Agreement on Joint Business (the “Agreement”) with Ecotechnic Chemicals AG incorporated in Switzerland (the “Ecotechnic”) for construction of a facility within our licensed territory for the utilization of associated gas on the Company’s fields (the “Facility”). After completion of the Facility construction the Company and Ecotechnic will sign the agreement on formation of a joint venture company, which will operate the Facility.

In accordance with terms of the Agreement the Company has made payments of USD $4,535,666 for development of project documentation, purchase of equipment, transportation and customs and construction of a gas pipe-line.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG TERM VAT RECOVERABLE

As of June 30, 2007 and March 31, 2007 the Company had long term VAT recoverable in the amount of $5,364,200 and $4,351,059, respectively. The VAT recoverable is a Tenge denominated asset due from the Republic of Kazakhstan. The VAT recoverable consists of VAT paid on local expenditures and imported goods. VAT charged to the Company is recoverable in future periods as either cash refunds or offsets against the Company’s fiscal obligations, including future income tax liabilities. Management believes that this asset will not be realized in the current year because in order to return funds or offset this tax with other taxes a tax examination must be performed by local Kazakhstan tax authorities. This examination is not expected to be completed during the current fiscal year.

NOTE 8 - LIQUIDATION FUND

A reconciliation on the Liquidation Fund (Asset Retirement Obligation) at June 30, 2007 and March 31, 2007 is as follows:

Total

At March 31, 2007	2,165,829

Accrual of liability	-
Accretion expenses	28,668

At June 30, 2007	$ 2,194,497

Management believes that the liquidation fund should be accrued for future abandonment costs of 10 wells located in the Dolinnoe, Aksaz, Emir and Kariman oil fields. Management believes that these obligations are likely to be settled at the end of the production phase at these oil fields.

At June 30, 2007, undiscounted expected future cash flows that will be required to satisfy the Company’s obligation by 2009 for the Dolinnoe, Aksaz and Emir fields, respectively, are $2,372,944. After application of a 10% discount rate, the present value of the Company’s liability at June 30, 2007 and March 31, 2007, is $2,194,497 and $2,165,829, respectively.

NOTE 9 - SHARE AND ADDITIONAL PAID IN CAPITAL

Common and preferred stock as of June 30, 2007 and March 31, 2007 were as follows:

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2007	March 31, 2007
Preferred stock, $0.001 par value
Authorized	20,000,000	20,000,000
Issued and outstanding	-	-

Common stock, $0.001 par value
Authorized	500,000,000	500,000,000
Issued and outstanding	44,690,657	44,690,657

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

Common Stock

On July 18, 2005, the Company granted 90,000 restricted common shares to three Company employees. Each employee’s stock grants vest in three equal tranches of 10,000 shares on the first, second and third anniversaries of their employment with the Company. We record the fluctuations in the fair value of certain unvested stock grants as a deferred compensation asset (reported as a reduction of shareholders’ equity on the balance sheet). This asset is amortized upon vesting of related stock grants as non-cash compensation expense. Compensation expense for vested stock grants in the amount of $9,068 has been recognized in the Consolidated Statement of Operations and Consolidated Balance Sheet for the quarter ended June 30, 2007.

As of June 30, 2007 there was $22,455 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.5 years.

On March 30, 2007, the Company granted common stock to officers, employees and outside consultants of the Company under the Plan. The total number of restricted common shares granted was 950,000. The restricted stock grants were valued at $5.38 per share. The restricted stock grants were awarded on the same terms and subject to same vesting requirements. The restricted stock grants will vest to the grantees

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

at such time as either of the following events occurs (the “Vesting Events”): i) the Company enters commercial production and is granted a commercial production license from the Republic of Kazakhstan; or ii) the occurrence of an Extraordinary Event. An “Extraordinary Event” is defined in the restricted stock agreement as any consolidation or merger of the Company or any of its subsidiaries with another person, or any acquisition of the Company or any of its subsidiaries by any person or group of persons, acting in concert, equal to thirty percent (30%) or more of the outstanding stock of the Company or any of its subsidiaries, or the sale of all or substantially all of the assets of the Company or any of its subsidiaries. In the event of an Extraordinary Event, the grants shall be deemed fully vested one day prior to the effective date of the Extraordinary Event. The Board of Directors shall determine conclusively whether or not an Extraordinary Event has occurred and the grantees have agreed to be bound by the determination of the Board of Directors. The grantees have the right to vote the shares, receive dividends and enjoy all other rights of ownership over the entire grant amount from the grant date, except for the right to transfer, assign, pledge, encumber, dispose of or otherwise directly or indirectly profit or share in any profit derived from a transaction in the shares prior to the occurrence of a Vesting Event. Shares will only vest to the grantee if the grantee is employed by the Company at the time a Vesting Event occurs. If a Vesting Event has not occurred at the time a grantee’s employment with the Company ceases, for any reason, the entire grant amount shall be forfeited back to the Company.

Compensation expense for vested stock grants in amount of $567,889 has been recognised in the Consolidated Statement of Operations and Consolidated Balance Sheet for the quarter ended June 30, 2007.

As of June 30, 2007, there was $4,543,111 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2 years.

Stock Options

As of June 30, 2007 and March 31, 2007, the Company had stock options outstanding and exercisable of 1,173,583 with a weighted average exercise price of $5.33. No options were issued during the quarter ended June 30, 2007.

Additional information regarding outstanding options as of June 30, 2007 is as follows:

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Options	Weighted Average Exercise Price

$ 4.00 – $ 7.40	1,173,583	$ 5.33	4.15	1,173,583	$ 5.33

Warrants

As of June 30, 2007 and March 31, 2007, the Company had warrants outstanding and exercisable of 142,857 with the weighted average exercise price of $3.50.

Additional information regarding warrants outstanding as of June 30, 2007 is as follows:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Warrants	Weighted Average Exercise Price

$ 3.50	142,857	$3.50	5.01	142,857	$ 3.50

NOTE 10 - REVENUES

All of the Company’s revenues for the three months ended June 30, 2007 and 2006 were generated from export sales.

Our crude oil is transported via the Aktau sea port to world markets. Sales prices at the port locations are based on the average quoted Brent crude oil price from Platt’s Crude Oil Marketwire for the three days following the bill of lading date less discount of $14.15 for transportation expenses, freight charges and other expenses borne by Euro-Asian Oil AG.

NOTE 11 - EARNINGS PER SHARE INFORMATION

The calculation of the basic and diluted earnings/loss per share is based on the following data:

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended June 30, 2007	Three months ended June 30, 2006

Net income / (loss)	$ 3,882,257	$ (3,140,761)

Basic weighted-average common shares outstanding	44,690,657	37,626,620

Effect of dilutive securities
Warrants	54,595	-
Stock options	201,175	-

Dilutive weighted average common shares outstanding	44,946,427	37,626,620

Basic income / (loss) per common share	$0.09	$(0.08)

Dilutive income / (loss) per common share	$0.09	$(0.08)

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company leases ground fuel tanks and other oil fuel storage facilities and warehouses from Term Oil LLC. The lease expenses for the three months ended June 30, 2007 and 2006, totaled to $65,829 and $60,514, respectively. Also the Company had accounts payable to Term Oil LLC in the amount of $2,453 and $50,982 as of June 30, 2007 and March 31, 2007, respectively. One of our significant shareholders is the owner of Term Oil LLC.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Historical investments by the Government of the Republic of Kazakhstan

The Government of the Republic of Kazakhstan made historical investments in the ADE Block in total amount of $5,994,200 and $5,350,680 in relation to the Extended Territory. When, and if, the Company applies for and when and if it is granted commercial production rights for the ADE Block and Extended Territory, the Company will be required to begin repaying these historical investments to the Government of the Republic of Kazakhstan. The terms of repayment will be negotiated at the time the Company is granted commercial production rights.

Capital Commitments

Under the terms of its subsurface exploration contract, Emir Oil LLP is required to spend a total of $48.7 million in exploration and development activities on the ADE Block and the Extended Territory. Through

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 the Company had spent $77.5 million in exploration and development activities. To retain its rights under the contract, the Company must spend $12.7 million in 2007, $8.5 million in 2008 and $70 thousand in 2009. As of June 30, 2007, the Company had already met its minimum expenditure requirement for 2007. The Company must also comply with the terms of the work program associated with the contract, which includes the drilling of at least nine additional new wells by July 9, 2009. The Company received approval to extend the subsurface exploration contract to July 2009. The failure to meet the minimum capital expenditures or to comply with the terms of the work program could result in the loss of the subsurface exploration contract.

Litigation

In December 2003, a complaint was filed in the 15th Judicial Court in and for Palm Beach County, Florida, naming, among others, the Company and former directors, Georges Benarroch and Alexandre Agaian, as defendants. The plaintiffs, Brian Savage, Thomas Sinclair and Sokol Holdings, Inc. allege claims of breach of contract, unjust enrichment, breach of fiduciary duty, conversion and violation of a Florida trade secret statute in connection with a business plan for the development of the Aksaz, Dolinnoe and Emir oil and gas fields owned by Emir Oil, LLP. The parties mutually agreed to dismiss this lawsuit without prejudice.

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

In October and November 2005, Sokol Holdings filed amendments to its complaint in the U.S. District Court in New York to add Brian Savage and Thomas Sinclair as plaintiffs and to add Credifinance Capital, Inc., and Credifinance Securities, Ltd., (collectively “Credifinance”) as defendants in the matter. The amended complaints alleged: i) tortious interference with contract, specific performance, breach of contract, unjust enrichment, unfair competition-misappropriation of labors and expenditures against all defendants; ii) breach of fiduciary duty, tortious interference with fiduciary duty and aiding and abetting breach of fiduciary duty by Mr. Agaian, Mr. Benarroch and Credifinance; and iii) breach of fiduciary duty by Mr. Cherdabayev, Mr. Kunayev and Mr. Baiseitov, in connection with a business plan for the development of the Aksaz, Dolinnoe and Emir oil and gas fields owned by Emir Oil, LLP. The plaintiffs have not named Toleush Tolmakov as a defendant in the action nor have the plaintiffs ever brought claims against Mr. Tolmakov to establish the existence or breach of any legally binding agreement between the plaintiffs and Mr. Tolmakov. The plaintiffs seek damages in an amount to be determined at trial, punitive damages, specific performance and such other relief as the Court finds just and reasonable.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has retained the law firm of Bracewell & Giuliani LLP in New York, New York to represent us in the lawsuit. The Company moved for dismissal of the amended complaint or for a stay pending arbitration in Kazakhstan. That motion was denied, without prejudice to renewing it, to enable defendants to produce documents to plaintiffs relating to the issues raised in the motion. Following completion of document production, the motion was renewed. Briefing on the motion was completed on August 24, 2006. On June 14, 2007, the court ruled on our motion. The court (a) denied the motion to dismiss on the ground that Kazakhstan is a more convenient forum; (b) denied the motion to dismiss in favor of litigation in New York state court; (c) denied the motion to stay pending arbitration in Kazakhstan; and (d) denied the motion to dismiss on the ground that Mr. Tolmakov is an indispensable party. The court also (a) denied the motion (by defendants other than the Company) to dismiss for lack of personal jurisdiction and (b) granted the motion (by defendants other than the Company) to dismiss several claims for relief alleging breach of fiduciary duty, tortious interference with fiduciary duty and aiding and abetting breach of fiduciary duty. The court dismissed as moot the Company’s cross-motion to stay discovery and instructed the parties to comply with the Magistrate Judge’s discovery schedule.

The Company has appealed the court’s refusal to stay the litigation pending arbitration in Kazakhstan. The Company moved for an order to stay all proceedings in the lower court while the aforementioned appeal is pending. This motion was denied by the lower court and we have made a similar motion before the Court of Appeals. In the meantime, discovery in the case is ongoing. The Magistrate Judge will determine the scope of discovery that will be allowed in this matter.

NOTE 14 - FINANCIAL INSTRUMENTS

As of June 30, 2007 and March 31, 2007 cash and cash equivalents included deposits in Kazakhstan banks in the amount $676,796 and $4,181,698, respectively and deposits in U.S. banks in the amount of $5,913,405 and $7,991,242, respectively. Kazakhstan banks are not covered by FDIC insurance, nor does the Republic of Kazakhstan have an insurance program similar to FDIC. Therefore, the full amount of our deposits in Kazakhstan banks was uninsured as of June 30, 2007 and March 31, 2007. Our deposits in the U.S. banks are also in non-FDIC insured accounts which means they too are not insured to the $100,000 FDIC insurance limit. To mitigate this risk, we have placed all of our U.S. deposits in a money market account that invests in U.S. government backed securities. As of June 30, 2007 and March 31, 2007 the Company made advance payments to Kazakhstan companies and government bodies in the amount $9,495,387 and $7,115,297, respectively. As of June 30, 2007 and March 31, 2007 restricted cash reflected in the long-term assets consisted of $303,697 and $303,697, respectively, deposited in a Kazakhstan bank and restricted to meet possible environmental obligations according to the regulations of Kazakhstan. Furthermore, the primary asset of the Company is Emir Oil LLP; an entity formed under the laws of the Republic of Kazakhstan.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SUBSEQUENT EVENTS

On July 16, 2007 the Company completed the private placement of US$60 million in principal amount of 5.0% convertible notes due 2012 (“Notes”) to non-U.S. persons outside of the United States in accordance with Regulation S under the U.S. Securities Act of 1933, as amended (the “Securities Act”) and in compliance with the laws and regulations applicable in each country where the placement took place.

The Notes carry a 5% coupon and have a yield to maturity of 6.25%. The Notes will also be convertible into the Company’s common shares. The initial conversion price was set at US$ 7.2094 per share, subject to adjustment in certain circumstances, including but not limited to, changes of control and certain future equity financings. The Notes are callable after three years at a price equal to 104% of the principal amount thereof plus any accrued and unpaid interest to the date fixed for redemption, subject to the share price trading at least 30% above the conversion price. Holders of the Notes will have the right to require the Company to redeem all or a portion of their Notes on July 13, 2010 at a price equal to 104% of the principal amount thereof plus any accrued and unpaid interest to the date fixed for redemption. Unless previously redeemed, converted or purchased and cancelled, the Notes will be redeemed by the Company at a price equal to 107.2% of the principal amount thereof on July 13, 2012. The Notes constitute direct, unsubordinated and unsecured, interest bearing obligations of the Company.

The net proceeds from the Notes issuance will be used for further exploration and development of the Company’s oil and gas drilling and production activities in western Kazakhstan.

The Notes and the common shares issuable upon conversion of the Notes have not been registered under the Securities Act or the securities laws of any other jurisdiction. Unless they are registered, the securities may be offered and sold only in transactions that are exempt from registration under the Securities Act and the applicable securities laws of other jurisdictions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Consolidated Financial Statements and the accompanying notes included in this Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with the Form 10-K of the Company for the year ended March 31, 2007.

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

Overview

BMB Munai is an independent oil and natural gas company engaged in the exploration, development, acquisition and production of crude oil and natural gas properties in the Republic of Kazakhstan (sometimes also referred to herein as the “ROK” or “Kazakhstan”). We hold a contract that allows us to explore and develop approximately 460 square kilometers in western Kazakhstan. Our contract grants us the right to explore and develop the Aksaz, Dolinnoe and Emir oil and gas fields, referred to herein as “the ADE Block” and an area adjacent to the ADE Block referred to herein as “the Extended Territory”, which includes the Kariman, Borly and Yessen oil and gas fields. The ADE Block and Extended Territory are collectively referred to herein as “our properties.”

Exploration Stage Activities

Under the statutory scheme in the Republic of Kazakhstan prospective oil fields are developed in two stages. The first stage is an exploration and development stage. During this stage the primary focus is on the search for a commercial discovery, i.e., a discovery of a sufficient quantity of oil and gas to make it commercially feasible to pursue execution of, or transition to, a production contract with the government.

As discussed above, we are currently engaged in exploration and development and are working to satisfy the requirements to move to commercial production. Based on discussions with the MEMR, the MEMR expects a contract holder to engage in three primary activities during exploration stage before they will be granted commercial production rights. These activities fall within three primary areas:

●	fulfillment of minimum work program commitments;

●	establishment of the existence of commercially producible reserves; and
●	preparation, submission and receipt of approval of a development plan prepared by a third-party petroleum institute in Kazakhstan for the exploitation of the established commercial reserves.

Minimum Work Program Requirements

In order to be assured that adequate exploration activities are undertaken during exploration stage,  the MEMR establishes an annual mandatory minimum work program to be accomplished in each year of the exploration contract. Under the minimum work program the contractor is required to invest a minimum dollar amount in exploration activities on the contract territory, which may include geophysical studies, construction of field infrastructure or drilling activities. During the exploration stage, the contractor is also required to drill sufficient wells in each field to establish the existence of commercially producible reserves in any field for which it seeks a commercial production license. Failure to complete the minimum work program requirements for any particular field during the term of the exploration contract could preclude the contractor from receiving a longer-term production contract for such field, regardless the success of the contractor in proving commercial reserves during the partial fulfillment of the minimum work program.

The contract we hold follows the above format. Our contract sets the minimum dollar amount we must expend through July 2009:

Amount of Expenditure	Through July 2005	Through July 2006	Through July 2007	Through July 2008	Through July 2009	Total

Mandated by Contract	$21,500,000	$ 6,000,000	$12,700,000	$ 8,480,000	$70,000	$ 48,750,000
Actually Made	$38,400,000	$12,700,000	$53,650,000*	$ -	$ -	$104,750,000

* Investment as of June 30, 2007.

Under the rules of the MEMR there is an option for expenditures above the minimum requirements in one period to be carried over to meet minimum obligations in future periods. As the above chart shows we have exceeded the minimum expenditure requirement in each period of the contract and have more than doubled the total minimum capital expenditure requirement during the exploration stage. Moreover, we expect our planned drilling activities through 2009 to exceed the amounts required in 2008 and 2009. Therefore, we are confident we have already satisfied the minimum capital expenditure requirements of our exploration contract.

The second aspect of the mandatory minimum work program is the requirement to drill a sufficient number of wells on any field for which we plan to seek commercial production rights to support our claim of a commercial discovery within the field.

In Kazakhstan, typically, one exploratory well and two appraisal wells are sufficient to support a claim of commercially producible reserves in a particular field, although in some cases, commercial reserves have been demonstrated with fewer wells. The number of wells to be drilled is generally determined by the number of fields or structures identified by the seismic studies done on a territory. The 3D seismic studies of our contract territory, as extended, have identified six potential fields or structures. Therefore, if we wish to apply for commercial production rights on all six fields we anticipate the need to drill up to 18 wells during the exploration phase of our contract, as reflected on the top half of the following chart:

Structures	Aksaz	Dolinnoe	Emir	Kariman	Borly	Yessen
Exploratory Wells	1	1	1	1	1	1
Appraisal Wells	2	2	2	2	2	2

Existing Wells	2	4	2	2	0	0
Wells in Progress	1	0	0	2	0	0
Remaining Wells to Drill by 2009	0	0	1	0	3	3

The bottom half of the above chart shows our current progress on drilling of exploratory and appraisal wells. As the chart shows, for purposes of meeting the minimum work program requirements, we have completed ten wells and are currently drilling three additional wells.

To date we have been conservative in our approach to exploration. It has been our practice to drill our first few wells serially. Our first well was the Dolinnoe-2 well drilled in 2004. This was followed by the Dolinnoe-3 well, Aksaz-4, Kariman-1, Kairman-2 and Emir-6 wells. We have verified the presence of oil and gas in all our wells thus far. We have expended substantial time and money to study our wells very closely.

In addition to the wells currently in progress, we anticipate the need to complete up to seven additional wells by the end of the term of our exploration contract to qualify for commercial production rights on each of our six fields. This will require that we continue to accelerate our drilling activities during the next two years. To accommodate our goals we reached agreement with current contractor Great Wall Ltd. to deliver an additional 450-ton derrick capacity top drive drilling rig. The rig arrived on site and commenced re-entry operations on the Aksaz-3 well in July 2007. We continue our search and negotiations with drilling rig providers for delivery of additional rig(s) to accelerate our drilling program.

Establishing the Existence of Commercially Producible Reserves

Establishing the existence of commercially producible reserves is accomplished through drilling wells and engaging in test production of those wells during the exploration stage. We have established the presence of oil and/or natural gas in each of the Dolinnoe, Kariman, Aksaz and Emir fields and are engaged in testing to gather the necessary data and to determine the presence of commercially producible reserves in each of those fields. We have not drilled any wells in the Borly and Yessen fields. The failure to establish commercially producible reserves in any particular field within our contract territory would not preclude us from applying for commercial production rights to the other fields within our contract territory where we have established commercially producible reserves.

Preparation, Submission and Approval of a Development Plan

Our goal during exploration stage is to study the geology and geophysical characteristics of each field  and individual well, with a view to qualifying for a longer-term production contract. Once we complete drilling of a well, our emphasis focuses on an extended period of testing a well’s production characteristics and capacities to determine the best method for producing oil from a well and to gain insight into the further development of the entire field. During this stage of exploration, oil production is subject to wide fluctuations caused by varying pressures commonly experienced by new wells and by significant periods of well closure to accommodate various mandatory testing. The data gathered during these testing procedures will be submitted by us to a third-party independent petroleum institute in Kazakhstan and will be the basis for preparing a development plan. The development plan, which is submitted to the MEMR for review and approval, sets forth the parameters and guidelines for the future commercial production and ongoing development of each field.

While we may satisfy all of the requirements to move some or all of our fields to  commercial production prior to July 2009, we do not anticipate applying for commercial production rights until some time in 2009 because we enjoy certain economic advantages during exploration stage.

During exploration stage, we have the right to produce and sell oil and natural gas at a royalty rate of 2%. If and when we move to commercial production, the terms of our commercial production rights and royalty rates will be renegotiated. The royalty rates may change depending on reserves and production rates. Royalty rates are established by the taxing authorities of the ROK and are based on production rates. The rate increases on a sliding scale. Current royalty rates range from 2% to 6%.

Under our contract during exploration stage we are not required to pay rent export tax on the oil and natural gas we sell to the world markets. We anticipate that we will be required to pay rent export tax on all oil and natural gas we sell outside of the domestic market in Kazakhstan if and when we move to commercial production. The current rent export tax rate is tied to the Brent oil price.  Rent export tax also increases on a sliding scale. At the present time the rate is 33% of net revenues.

Drilling Operations

Drilling operations on the Kariman-3 and Kariman-4 wells continue using the drilling services of the Great Wall and Oil and Gas Exploration Kracow respectively. We anticipate completion of drilling of both wells in the second quarter of our 2008 fiscal year with a subsequent period of completion and testing.

In July 2007 we commenced re-entry operations on the Aksaz-3 well using a newly arrived 450-ton top drive drilling rig operated by Great Wall. The Aksaz-3 well was initially drilled by Mangistaumunaygas in 1996. The well was drilled to a depth of 3,728 meters and cased to 3,067 meters. We plan to deepen this well to a total depth of 4,350 meters targeting Middle and Lower Triassic formations. Re-entry operations are planned to be completed at the beginning of our third fiscal quarter 2008.

Well Performance and Production

The following table sets forth the number of oil and natural gas wells in which we owned an interest as of June 30, 2007.

	Company-operated		Non-operated		Total
	Gross	Net	Gross	Net	Gross	Net

Oil	10	10	-	-	10	10
Natural Gas	-	-	-	-	-	-
Total	10	10	-	-	10	10

As of the end of the fiscal quarter ended June 30, 2007 we had ten wells in workover, testing or test production. According to the laws of the Republic of Kazakhstan, we are required to test every prospective object on our properties separately, this includes the completion of well surveys on different modes with various choke sizes on each horizon.

In the course of well testing, when the transfer from object to object occurs, the well must be shut in; oil production ceases for the period of mobilization/ demobilization of the workover rig, pull out of the hole, run in the hole, perforation, packer installation time, etc. This has the effect of artificially diminishing production rates averaged over a set period of time.

Following is a brief description of the current production status of each of our ten wells.

Well	Current Single Interval Production Rate	Diameter Choke Size

Aksaz -1	-0-(1)
Aksaz -4	76-107 bpd	6 mm
Dolinnoe -1	145-438 bpd	6 mm
Dolinnoe -2	31-291 bpd	8 mm
Dolinnoe -3	150-347 bpd	8 mm
Dolinnoe -6	250-400 bpd	12 mm
Emir -1	-0-(2)
Emir -6	-0-(3)
Kariman -1	-0-(4)
Kariman -2	1,390-1,580 bpd	6 mm

(1)

This well is currently not producing because it is undergoing workover operations. Prior to workover, four producing intervals were tested. The single interval test production rates in Aksaz-1 using a 10 mm diameter choke was 140 bpd. A light weight workover rig operated by Great Wall was rigged up on Aksaz-1 in June 2007 and is continuing workover operations on the well. Due to the nature of the activities (fishing works) it is difficult to predict with any degree of certainty the time for completion of the workover.

(2)	This well currently is not producing because it is undergoing workover operations. Single interval production from this well prior to workover was 5 to 6 bpd. 28
(3)

Drilling of the Emir-6 well was completed on June 2, 2007. This well was drilled to a depth of 3,197 meters. Completion activities have been performed and the well has been perforated. Upon completion of various surveys we have determined that the primary depletion mechanism is not a suitable option for production from this well. We have obtained and will install a down hole pump in the nearest future to initiate production. The down hole pump will be installed at this well once the workover rig becomes available after similar operations on Kariman-1 well. Currently this well is not producing.

(4)

Well completion to the Upper Triassic formation was completed in July 2006. Despite the fact that the flows from this horizon were partially blocked by drilling fluid, preliminary testing using chokes ranging from 20 mm to 30 mm yielded results ranging from 380 to 570 barrels per day. This well was then put into a pressure-build up test to better understand the source of the high pressures encountered during earlier re-entry operations at the upper four meters of Middle Triassic formation. We have obtained and run down a specialized low diameter casing in the well. We have obtained and are currently installing a down hole pump and will proceed with testing.

Results of Operations

Three months ended June 30, 2007, compared to the three months ended June 30, 2006.

Revenue and Production

The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the three months ended June 30, 2007 and the three months ended June 30, 2006.

			Three months ended June 30, 2007 to the three months ended June 30, 2006
	For the three	For the three	$	%
	months ended	months ended	Increase	Increase
	June 30, 2007	June 30, 2006	(Decrease)	(Decrease)

Production volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	199,172	50,264	148,908	296%
Barrels of Oil equivalent (BOE)	199,172	50,264	148,908	296%

Sales volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	197,573	44,618	152,955	343%
Barrels of Oil equivalent (BOE)	197,573	44,618	152,955	343%

Average Sales Price (1)
Natural gas ($ per Mcf)	-	-	-	-
Natural gas liquids ($ per Bbl)	-	-	-	-
Oil and condensate ($ per Bbl)	$ 58.62	$ 52.58	$ 6.04	11%
Barrels of Oil equivalent ($ per BOE)	$ 58.62	$ 52.58	$ 6.04	11%

Operating Revenue:
Natural gas	-	-	-	-
Natural gas liquids	-	-	-	-
Oil and condensate	$ 11,580,958	$ 2,345,972	$ 9,234,986	394%
Gain on hedging and derivatives (2)	-	-

(1)              At times, we may produce more barrels than we sell in a given period. The average sales price is calculated based on the average sales price per barrel sold, not per barrel produced.

(2)              We did not engage in hedging transactions, including derivatives during the three months ended June 30, 2007, or the three months ended June 30, 2006.

Revenues. We generate revenue under our contract from the sale of oil recovered during test production. During the three months ended June 30, 2007 our oil production increased 296% compared to the three months ended June 30, 2006. This significant increase in production is primarily attributable to the fact that we had two additional wells in testing or test production during the current fiscal quarter compared to the same quarter of the prior fiscal year.

During the three months ended June 30, 2007 we realized revenue from oil sales of $11,580,958 compared to $2,345,972 during the three months ended June 30, 2006. The largest contributing factor to the 394% increase in revenue was a 296% increase in production volume. Another factor contributing to increase in revenues was an 11% increase in the price per barrel we received for oil sales during the three months ended June 30, 2007 compared to the fiscal quarter ended June 30, 2006. During the fiscal quarters ended June 30, 2007 and 2006 we exported our oil to the world markets and realized the world market price for those sales. We anticipate production to remain fairly constant until we complete the Kariman-3 and Kariman-4 wells and begin test production at those wells. We plan to continue our drilling activities. We also plan to continue to apply for export quotas, which allow us to realize world market prices. These factors should continue to lead to increased revenue from oil sales as compared to fiscal 2007.

As discussed above, our revenue is sensitive to changes in prices received for our oil. Our production is currently being sold at the prevailing world market price, which fluctuates in response to many factors that are outside our control. Imbalances in the supply and demand for oil can have a dramatic effect on the price we receive for our production. Similarly, if we were denied an export quota and were forced to sell our production to the domestic market in Kazakhstan, we anticipate the price we would receive per barrel of oil would be much lower than the price we currently realize. Political instability, the economy, weather and other factors outside our control could have an impact on both supply and demand.

Costs and Operating Expenses

The following table presents details of our expenses for the three months ended June 30, 2007 and 2006:

	For the three months ended June 30, 2007	For the three months ended June 30, 2006
Expenses:
Oil and gas operating(1)	$ 1,039,889	$ 414,875
General and administrative	3,306,325	5,367,696
Depletion	1,250,637	240,491
Accretion expenses	28,668	39,605
Amortization and depreciation	55,848	35,145
Total	$ 5,681,367	$ 6,097,812
Expenses ($ per BOE):
Oil and gas operating(1)	5.26	9.30
Depletion (2)	6.33	5.39

(1)	Includes transportation cost, production cost and ad valorem taxes.
(2)	Represents depletion of oil and gas properties only.

Oil and Gas Operating Expenses. During the three months ended June 30, 2007 we incurred $1,039,889 in oil and gas operating expenses compared to $414,875 during the three months ended June 30, 2006. This significant increase is primarily the result of several factors, including increased royalty, salary and transportation expenses.

During the three months ended June 30, 2007 royalty paid to the Government increased by $191,915 or 296% compared to the three months ended June 30, 2006. The increase in royalty corresponds with the increase in production as all sales in both quarters ended June 30, 2007 and 2006 were export sales. While royalty expenses increased significantly, as a percentage of total revenue, royalty expense remained nearly unchanged. We anticipate that royalty expenses will continue to fluctuate in proportion to production volume and realized sales price.

We calculate oil and gas operating expense per BOE based on the volume of oil actually sold rather than production volume because not all volume produced during the period is sold during the period. The related production costs are expensed only for the units sold, not produced.

While oil and gas operating expenses increased 151% during current fiscal quarter compared to prior fiscal quarter, expense per BOE decreased from $9.30 per BOE in prior fiscal quarter to $5.26 in current fiscal quarter. The reason expense per BOE decreased is due to the fact that we increased our sales volume in current fiscal quarter. In prior fiscal quarter we sold 44,618 barrels of oil in current fiscal quarter we sold 197,573 barrels of oil. As expense per BOE is a function of total expense divided by the number of barrels of oil sold, the 343% increase in sales volume more than offset the 151% increase in expenses resulting in the 43% decrease in oil and gas operating expense per BOE.

Salary expenses remained approximately the same in current fiscal quarter compared to the prior fiscal quarter.

               Transportation expenses increased $436,931 or 193% as a result of two factors. First, transportation expense increased because of the increased volume of oil we produced and transported. Second, transportation expense increased because the Kariman-2 well is located farther from our oil base than our other existing wells and Kariman-2 is our highest producing well. We anticipate transportation expenses will continue to increase with increases in production.

General and Administrative Expenses. General and administrative expenses during the three months ended June 30, 2007 were $3,306,325 compared to $5,367,696 during the three months ended June 30, 2006. This represents a 38% decrease in general and administrative expenses. This decrease in general and administrative expenses, however, was the result of our recognizing compensation expense of $4,010,346 during the three months ended June 30, 2006 resulting from restricted stock grants made to employees and outside consultants. By comparison, during the three months ended June 30, 2007 we recognized compensation expense for restricted stock grants issued to employees and outside consultants in amount of $576,957.

But for the significant compensation expense recognized during the quarter ended June 30, 2006, general and administrative expense during the three months ended June 30, 2007 would have been approximately 101% higher than during the quarter ended June 30, 2006. This increase was primarily the result of a 50% increase in payroll and related costs as we hired additional administrative personnel to fulfill business needs, increased employee pay rates for existing employees, a 49% increase in rent expense and a 266% increase in professional services resulting from legal fees incurred in our ongoing litigation. We anticipate general and administrative expenses will remain relatively consistent with expenses realized during the three months ended June 30, 2007 in upcoming quarters.

Depletion. Depletion expense for the three months ended June 30, 2007 increased by $1,010,146 or 420% compared to depletion expenses for the three months ended June 30, 2006. The major reason for this increase in depletion expense was the 343% increase in sales volume during the current fiscal quarter compared to same quarter of last year. The increase in depletion expense is also attributable to the fact that we drilled additional wells, continued workover on existing wells and developed additional infrastructure during current fiscal quarter.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2007 increased 59% compared to the three months ended June 30, 2006. The increase resulted from purchases of fixed assets during the year.

Income/Loss from Operations. As a result of a 394% increase in revenues during the fiscal quarter ended June 30, 2007 we realized an income from operations of $5,899,591 compared to a loss from operations of $3,751,840 during the fiscal quarter ended June 30, 2006. This represents a 257% increase in income from operations during the fiscal quarter ended June 30, 2007 compared to the fiscal quarter ended June 30, 2006. In future periods, we believe production rates and oil prices will be such that we will continue to generate sufficient revenue from oil sales to offset our expenses. If, however, production levels or oil prices were to decrease, we may be unable to offset our operating expenses with revenue from production and could experience losses from operations.

Other Income/Expense. During the fiscal quarter ended June 30, 2007 we realized total other expense of $489,903 compared to total other income of $611,079 during the fiscal quarter ended June 30, 2006. This 180% decrease is largely attributable to a $651,882 increase in foreign exchange loss resulting from fluctuations of foreign currency rates against the U.S. Dollar.

Net Income. For all of the foregoing reasons, during the three months ended June 30, 2007 we realized net income of $3,882,257 or $0.09 per share compared to a net loss of $3,140,761 or $0.09 per share for the three months ended June 30, 2006.

Liquidity and Capital Resources

Funding for our activities has historically been provided by funds raised through the sale of our common stock. From inception on May 6, 2003 through June 30, 2007 we have raised approximately $94.6 million through the sale of our common stock. Subsequent to the quarter ended June 30, 2007 we completed the placement of $60 million in principal amount of 5.0% convertible notes due in 2012 (“Notes”). As of August 7, 2007, we had cash and cash equivalents on hand of approximately $60.5 million.

Our need for capital is primarily to fund our ongoing operations to meet the drilling requirements of our minimum work program. For the period from inception through June 30, 2007, we have incurred capital expenditures of $117,337,389 for exploration, development and acquisition activities.

We continually evaluate our capital needs and compare them to our capital resources. We project we will need up to an additional $65 million to complete exploration of our properties in order to secure a commercial production contract over our entire exploration contract territory. We anticipate that required financial resources will be derived from our current and future production revenues and commercial debt.

As noted above, on July 16, 2007 we completed the private placement of Notes in the principal amount of $60 million to non-U.S. persons outside of the United States in accordance with Regulation S under the U.S. Securities Act of 1933, as amended (the “Securities Act”) and in compliance with the laws and regulations applicable in each country where the placement took place. The net proceeds from the Note issuance of approximately $56.5 million will be used to continue our drilling program. We anticipate that even with these funds, we will need to obtain additional funding to finance our operations through the end of our exploration activities in July 2009.

In the event we are unable to obtain sufficient funding to fully explore our entire exploration contract territory, we will forego exploration of one or more of the potential fields within the Extended Territory. The failure to explore a particular field by the end of our exploration contract would terminate our rights to explore that field in the future and would preclude us from making application for a commercial production contract for that field.

Cash Flows

                During the three months ended June 30, 2007 cash was primarily used to fund exploration and development expenditures. See below for additional discussion and analysis of cash flow.

	Three months ended June 30, 2007	Three months ended June 30, 2006

Net cash provided by/(used in) operating activities	$ 8,997,673	$ (2,793,531)
Net cash used in investing activities	$(14,580,412)	$ (6,609,524)
Net cash provided by financing activities	$ -	$ 5,758,502

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (5,582,739)	$ (3,644,553)

               Our principal source of liquidity during the quarter ended June 30, 2007 was cash and cash equivalents. At March 31, 2007 cash and cash equivalents totaled approximately $12.2 million. At June 30, 2007 cash and cash equivalents had decreased to approximately $5.6 million as we used cash to fund operations. During the quarter ended June 30, 2007 we spent approximately $14.4 million to fund our drilling and development activities.

While we anticipate revenue to increase in upcoming quarters as new wells are completed and put into test production, at this time we cannot predict how much our production, and correspondingly, our revenue might increase. At current production rates, we expect that we will need to seek additional equity or debt financing if we are to drill the additional wells we need to support our claims of commercially producible reserves in each field within our contract territory by the end of the term of our exploration contract. While we are in preliminary negotiations with a party to provide us additional funding, we have not at this time executed any agreements and have no firm commitments for additional financing. There is no guarantee that we will be able to secure additional funding on acceptable terms, or at all.

Certain operating cash flows are denominated in local currency and are translated into U.S. dollars at the exchange rate in effect at the time of the transaction. Because of the potential for civil unrest, war and asset expropriation, some or all of these matters, which impact operating cash flow, may affect our ability to meet our short-term cash needs.

Contractual Obligations and Contingencies

The following table lists our significant commitments at June 30, 2007, excluding current liabilities as listed on our consolidated balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital Expenditure Commitment(1)	$21,250,000	$12,700,000	$ 8,550,000	$ -	$ -
Due to the Government of the Republic of Kazakhstan(2)	11,344,880	-	11,344,880	-	-
Liquidation Fund	2,165,829	-	2,165,829	-	-
Total	$34,760,709	$12,700,000	$22,060,709	$ -	$ -

(1)   Under the terms of our subsurface exploration contract we are required to spend a total of $48.7 million in exploration and development activities on our properties, including a minimum of $12.7 million in 2007, $8.5 million in 2008 and $70 thousand in 2009. As of June 30, 2007, we have spent a total of $104.7 million in exploration and development activities, including $53.6 million through June 30, 2007.

(2)    In connection with our acquisition of the oil and gas contract covering the ADE Block and the Extended Territory, we are required to repay the ROK for historical costs incurred by it in undertaking geological and geophysical studies and infrastructure improvements. Our repayment obligation for the ADE Block is $5,994,200 and our repayment obligation for the Extended Territory is $5,350,680. The terms of repayment of these obligations, however, will not be determined until such time as we apply for and are granted commercial production rights by the ROK. Should we decide not to pursue a commercial production rights, we can relinquish the ADE Block and/or the Extended Territory to the ROK in satisfaction of their associated obligations.

Off-Balance Sheet Financing Arrangements

               As of June 30, 2007, we had no off-balance sheet financing arrangements.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Our primary market risks are fluctuations in commodity prices and foreign currency exchange rates. We do not currently use derivative commodity instruments or similar financial instruments to attempt to hedge commodity price risks associated with future crude oil production.

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for crude oil. Prices also affect the amount of cash flow available for capital expenditures and our ability to either borrow or raise additional capital. Price affects our ability to produce crude oil economically and to transport and market our production either through export to international markets or within Kazakhstan. Our first fiscal quarter 2008 crude oil sales in the international export market were based on prevailing market prices at the time of sale less applicable discounts due to transportation.

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

As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October and November 2005, Sokol Holdings filed amendments to its complaint in the U.S. District Court in New York to add Brian Savage and Thomas Sinclair as plaintiffs and to add Credifinance Capital, Inc., and Credifinance Securities, Ltd., (collectively “Credifinance”) as defendants in the matter. The amended complaints alleged: i) tortious interference with contract, specific performance, breach of contract, unjust enrichment, unfair competition-misappropriation of labors and expenditures against all defendants; ii) breach of fiduciary duty, tortious interference with fiduciary duty and aiding and abetting breach of fiduciary duty by  Mr. Agaian, Mr. Benarroch and Credifinance; and iii) breach of fiduciary duty by Mr. Cherdabayev, Mr. Kunayev and Mr. Baiseitov, in connection with a business plan for the development of the Aksaz, Dolinnoe and Emir oil and gas fields owned by Emir Oil, LLP. The plaintiffs have not named Toleush Tolmakov as defendant in the action nor have the plaintiffs ever brought claims against Mr. Tolmakov to establish the existence or breach of any legally binding agreement between the plaintiffs and Mr. Tolmakov. The plaintiffs seek damages in an amount to be determined at trial, punitive damages, specific performance and such other relief as the Court finds just and reasonable.

We have retained the law firm of Bracewell & Giuliani LLP in New York, New York to represent us in the lawsuit. We moved for dismissal of the amended complaint or for a stay pending arbitration in Kazakhstan. That motion was denied, without prejudice to renewing it, to enable defendants to produce documents to plaintiffs relating to the issues raised in the motion. Following completion of document production, the motion was renewed. Briefing on the motion was completed on August 24, 2006. On June 14, 2007, the court ruled on our motion. The court (a) denied the motion to dismiss on the ground that Kazakhstan is a more convenient forum; (b) denied the motion to dismiss in favor of litigation in New York state court; (c) denied the motion to stay pending arbitration in Kazakhstan; and (d) denied the motion to dismiss on the ground that Mr. Tolmakov is an indispensable party. The court also (a) denied the motion (by defendants other than the Company) to dismiss for lack of personal jurisdiction and (b) granted the motion (by defendants other than the Company) to dismiss several claims for relief alleging breach of fiduciary duty, tortious interference with fiduciary duty and aiding and abetting breach of fiduciary duty. The court dismissed our cross-motion to stay discovery and instructed the parties to comply with the Magistrate Judge’s discovery schedule.

               We have appealed from the court’s refusal to stay the litigation pending arbitration in Kazakhstan. We have also moved for an order to staying all proceedings in the lower court while the aforementioned appeal is pending. This motion was denied by the lower court and we have made a similar motion before the Court of Appeals. In the meantime, discovery in the case is ongoing. The Magistrate Judge will determine the scope of discovery that will be allowed in this matter.

In the opinion of management, the resolution of this lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows.

Other than the foregoing, to the knowledge of management, there is no other material litigation or governmental agency proceeding pending or threatened against the Company or our management.

Item 1A. Risk Factors

In addition to the risk factors disclosed in Item 1A to Part I of our Form 10-K filed on June 14, 2007 please see the following additional risk factors.

Our debt obligations may adversely affect our ability to obtain additional financing, use our operating cash flow in other areas of our business or otherwise adversely affect our operations.

On July 13, 2007 we issued Notes in the principal amount of $60 million. These Notes bear interest at a rate of 5.0% per annum, payable semi-annually commencing in January 2008. If we do not generate sufficient cash flow from operations we may need to seek additional financing in the future to fund our drilling and development activities, to complete acquisitions, to make other capital expenditures or for working capital. Our level of indebtedness could have negative consequences, which include, but are not limited to the following:

•	Our ability to obtain additional financing to fund capital expenditures, acquisitions, working capital, repay the Notes or other purposes may be impaired;

•	Our ability to use operating cash flow in other areas of our business may be limited because we must dedicate a substantial portion of these funds to repay the Notes;
•	We may be unable to compete with others who may not be as highly leveraged; and
•	Our debt may limit our flexibility to adjust to changing market conditions, changes in our industry and economic downturns.

If we do not generate sufficient cash flow from operations or obtain additional financing we may be unable to service the Notes or our other obligations.

Our ability to repay our debt obligations, including the Notes will depend upon our future operating performance and/or our ability to obtain additional debt or equity financing. Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make these payments. If in the future we do not generate sufficient cash flow from operations to meet our obligations, we may need to refinance the Notes, obtain additional financing or sell assets. Our business may not generate cash flow, or we may not obtain funding sufficient to satisfy the repayment of the Notes, in which event we would be found to be in default.

The occurrence of certain events of default that may be beyond our control could result in acceleration of the Notes at a time when we may be unable to repay them.

The Note agreements contain cross-default and unsatisfied judgment provisions related to other indebtedness and unsatisfied judgments over $5,000,000, which are triggered by our failure to pay any such indebtedness or any guarantee of such indebtedness beyond or any unsatisfied judgments within a specified time period. The effect of these provisions is to allow the Trustee of the Trust Deed, at the request of at least 25% of the Noteholders, to declare the Notes immediately due and payable at their principal amount together with accrued but unpaid interest in the event of such a default. The Note agreements contain similar acceleration provisions in the event the Company or its material subsidiaries become insolvent, wind up, or become subject to the enforcement of a security interest in the assets or revenues of the Company or its material subsidiaries. The Note agreements also require us to timely deliver our financial statements and quarterly and annual report to the Trustee and the Principal Paying and Conversion Agent.

Our ability to comply with these requirements may be affected by events beyond our control. In the event of such a default, the Notes could become immediately due and payable. We may not have, or be able to obtain sufficient funds to make these accelerated payments in the event of such a default.

In certain circumstances, we could be required to redeem the Notes prior to maturity at a time when we have insufficient funds to redeem the Notes.

               The Note agreements provide that the Noteholders can require the Company to redeem the Notes prior to the 2012 due date at a price equal to 110% of the principal amount together with any accrued but unpaid interest to such date in either of the following events:

•	if we fail to file the initial shelf registration statement within 100 days of the date the Notes were issued; or
•	If the shelf registration statement has not been declared effective by the anniversary of the date the Notes were issued.

The Noteholders can also require us to redeem the Notes on July 13, 2010 at a price equal to 104% of the principal amount of the Note together with any accrued, but unpaid interest to such date.

The Noteholders also have the right to require us to redeem their Notes at a premium in the event of a change in control of the Company.

There is no guarantee that we will have, or be able to obtain, sufficient funds to meet such early redemptions if they occur.

If we violate certain undertakings contained in the Note agreements we could be sued by the Trustee, on behalf of the Noteholders, to enforce the rights of the Noteholders.

In the Note agreements we agreed to certain undertakings such as:
•	maintaining a net debt to equity ratio of no more than 3:5;
•	not using assets of the Company to secure our debts, unless we offer the same security to the Noteholders;
•	not making substantial changes to the general nature of our business from hydrocarbon exploration and development;
•	not disposing of 20% or more of our assets or the assets of our subsidiary.

If we breach one or more of these undertakings the Trustee, on behalf of the Noteholders has the right to institute such proceeding as it deems necessary to enforce the rights of the Noteholders.

Conversion of the Notes into our common stock would dilute the ownership interests of existing stockholders.

The Notes may be converted to our common stock beginning on and including the first to occur of: i) the tenth New York business day following the effective date of the shelf registration statement to be filed by us to register the resale, from time to time, by the Noteholders of such common stock; and ii) July 13, 2008. The conversion of some or all of the Notes into our common stock would dilute the ownership of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress or retard the advance of the price of our common stock.

               Other than the foregoing, there have been no material changes in the risk factors previously described in Item 1A to Part I of our Form 10-K filed on June 14, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

On July 26, 2007 we held our annual meeting of stockholders. The total number of shares entitled to vote at the meeting was 44,690,657. The number of shares represented at the annual meeting of stockholders present in person, by proxy or by attorney was 28,476,203. At the meeting the stockholders were asked to vote on the following matters:

1)	To elect one Class III directors to our board of directors.

            The nominee for Class III director was Boris Cherdabayev, who has been serving as chairman of our board of directors and who serves as our Chief Executive Officer. Mr. Cherdabayev was re-elected to the board of directors for a term of three years and until his respective successor shall be elected. Following are the results of the voting on this matter.

	For	Withheld
Class III Director:
Boris Cherdabayev	27,381,764	1,094,439

The terms of Valery Tolkachev and Troy Nilson, Class I directors, and Stephen Smoot and Leonard Stillman, Class II directors will continue after the meeting.

2) To ratify the appointment of Hansen, Barnett & Maxwell, P.C. as the Company’s independent registered public accounting firm for the 2008 fiscal year. Following are the results of the voting on this matter.

For	Against	Abstain
28,436,583	600	39,020

No other items were submitted to a vote of our stockholders at the annual meeting.

Item 6. Exhibits

Exhibits. The following exhibits are included as part of this report:

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant
to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.

BMB MUNAI, INC.

Date: August 9, 2007	/s/ Boris Cherdabayev

Boris Cherdabayev, Chief Executive Officer

Date: August 9, 2007	/s/ Sanat Kasymov

Sanat Kasymov, Chief Financial Officer