Form 10-Q
period 2007-09-30
BMB MUNAI INC
filed 2007-11-09
CIK 924805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
☐ SECURITIES EXCHANGE ACT OF 1934
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

Yes ☐ No ☒

As of November 1, 2007, the registrant had 44,690,657 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Consolidated Financial Statements

BMB MUNAI, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Notes	September 30, 2007	March 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$ 47,705,629	$ 12,172,940
Inventories	4	8,219,408	10,334,696
Trade accounts receivable		5,189,042	3,994,662
Prepayments for materials		3,458,179	1,409,213
Prepaid expenses and other assets, net		8,069,140	2,060,024
Total current assets		72,641,398	29,971,535

LONG TERM ASSETS
Oil and gas properties, full cost method, net	5	133,290,971	104,187,568
Construction in progress	6	5,193,822	4,463,063
Long term VAT recoverable	7	5,981,102	4,351,059
Convertible notes issue costs		3,627,142	—
Other fixed assets, net		1,792,613	1,519,123
Restricted cash		303,697	303,697
Total long term assets		150,189,347	114,824,510

TOTAL ASSETS		$ 222,830,745	$ 144,796,045

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$ 11,090,345	$ 8,542,052
Accrued coupon on convertible notes	8	641,667	—
Taxes payable		447,106	324,053
Accrued liabilities and other payables		369,345	254,194
Total current liabilities		12,548,463	9,120,299

LONG TERM LIABILITIES
Convertible notes payable	8	60,153,360	—
Deferred taxes		12,019,068	7,948,297
Liquidation fund	9	2,574,990	2,165,829
Total long term liabilities		74,747,418	10,114,126

COMMITMENTS AND CONTINGENCIES	14	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares
authorized; no shares issued or outstanding	10	—	—
Common stock - $0.001 par value; 500,000,000 shares
authorized; 44,690,657 and 44,690,657 shares
outstanding, respectively	10	44,691	44,691
Additional paid in capital	10	134,875,779	133,721,865
Retained earnings / (Accumulated deficit)		614,394	(8,204,936)

Total shareholders’ equity		135,534,864	125,561,620

TOTAL LIABILITIES AND SHAREHOLDERS’
EQUITY		$ 222,830,745	$ 144,796,045

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		Three months ended September 30,		Six months ended September 30,
	Notes	2007	2006	2007	2006

REVENUES	11	$ 12,764,397	$ 4,016,972	$ 24,345,355	$ 6,362,944

COSTS AND OPERATING EXPENSES
Oil and gas operating		1,190,481	575,698	2,230,370	990,573
General and administrative		3,591,491	1,955,246	6,965,955	7,322,942
Depletion		1,256,318	427,477	2,506,955	667,968
Amortization and depreciation		56,371	41,366	112,219	76,511
Accretion expenses		63,691	24,453	92,359	64,058

Total costs and operating expenses		6,158,352	3,024,240	11,907,858	9,122,052

INCOME / (LOSS) FROM OPERATIONS		6,606,045	992,732	12,437,497	(2,759,108)

OTHER INCOME (EXPENSE)
Foreign exchange gain / (loss), net		415,688	(232,907)	(77,550)	(74,263)
Interest income, net		548,335	489,494	639,390	1,004,729
Other expense, net		(89,655)	(57,454)	(109,236)	(120,254)
Total other income		874,368	199,133	452,604	810,212

INCOME / (LOSS) BEFORE INCOME TAXES		7,480,413	1,191,865	12,890,101	(1,948,896)

INCOME TAX EXPENSE		(2,543,340)	(175,513)	(4,070,771)	(175,513)

NET INCOME / (LOSS)		$ 4,937,073	$ 1,016,352	$ 8,819,330	$ (2,124,409)

BASIC NET INCOME/(LOSS) PER COMMON SHARE	12	$ 0.11	$ 0.02	$ 0.20	$ (0.05)

DILUTED NET INCOME/(LOSS) PER COMMON SHARE	12	$ 0.11	$ 0.02	$ 0.20	$ (0.05)

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended September 30,		2007	2006
	Notes
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)		$ 8,819,330	$ (2,124,409)
Adjustments to reconcile net income/(loss) to net cash
provided by/(used in) operating activities:
Depletion	5	2,506,955	667,968
Depreciation and amortization		112,219	76,511
Accretion expenses	9	92,359	64,058
Stock based compensation expense	10	986,536	3,555,346
Stock issued for services	10	167,378	455,000
Income taxes		4,070,771	175,513
Changes in operating assets and liabilities:
(Increase )/decrease in trade accounts receivable		(1,194,380)	943,662
Decrease/(increase) in inventories		2,115,288	(4,198,168)
Increase in prepaid expenses and other assets		(8,058,082)	(7,005,940)
Increase in VAT recoverable		(1,630,043)	(1,020,350)
Increase in current liabilities		2,786,497	2,434,643

Net cash provided by / (used in) operating activities		10,774,828	(5,976,166)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of oil and gas properties	5	(30,247,382)	(13,688,784)
Acquisition of other fixed assets		(474,761)	(481,469)
Increase in construction in progress	6	(730,759)	(2,470,000)

Net cash used in investing activities		(31,452,902)	(16,640,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt	8	56,210,763	—
Proceeds from exercise of common stock options
and warrants		—	5,758,502

Net cash provided by financing activities		56,210,763	5,758,502

NET CHANGE IN CASH AND CASH EQUIVALENTS		35,532,689	(16,857,917)
CASH AND CASH EQUIVALENTS at beginning
of period		12,172,940	51,141,732
CASH AND CASH EQUIVALENTS at end of period		$ 47,705,629	$ 34,283,815

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(CONTINUED)

For the Six Months Ended September 30,		2007	2006
	Notes
Non-Cash Investing and Financing Activities
Asset retirement obligation incurred in property development	9	$ 316,802	$ —
Accrued coupon on convertible notes incurred in property development	8	641,667	—
Accretion of discount on convertible notes incurred in property development	8	153,360	—
Amortization of convertible notes issue costs incurred in property development		$ 162,095	$ —

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

BMB Munai is an independent oil and natural gas company engaged in the exploration, development, acquisition and production of crude oil and natural gas properties in the Republic of Kazakhstan. BMB Munai carries out its activities in Kazakhstan through its wholly-owned subsidiary Emir Oil LLP. Emir Oil LLP is the operator of the Aksaz, Dolinnoe and Emir oil and gas fields in western Kazakhstan (the “ADE Block”, the “ADE Fields”). The Government of the Republic of Kazakhstan (the “Government”) initially issued the license to Zhanaozen Repair and Mechanical Plant on April 30, 1999. On June 9, 2000, the contract for exploration of the Aksaz, Dolinnoe and Emir oil and gas fields was entered into between the Agency of the Republic of Kazakhstan on Investments and the Zhanaozen Repair and Mechanical Plant. On September 23, 2002, the contract was assigned to Emir Oil LLP. On September 10, 2004 the Government extended the term of the Contract for exploration and the License from five years to seven years through July 9, 2007. On December 7, 2004 the Government assigned to Emir Oil LLP the exclusive right to explore an additional territory adjacent to the ADE Block during the remaining term of the License. On February 27, 2007, the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan (“MEMR”) granted a

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

second extension of the Company’s exploration contract. Under the terms of the contract extension, the exploration period was extended to July 2009 over the entire exploration contract territory. To move from the exploration and development stage to the commercial production stage, the Company must apply for and be granted commercial production rights. The Company has the exclusive right to apply for and negotiate commercial production rights to the ADE Block and the Extended Territory with the Government. The Government is obligated to conduct these negotiations under the Law of Petroleum in Kazakhstan. If the Company does not move from the exploration and development stage to the commercial production stage, it has the right to produce and sell oil, including export oil, under the Law of Petroleum until the expiration of its exploration license in July 2009.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

The Company has a stock option plan as described in Note 10. Compensation expense for options and stocks granted to employees is determined based on their fair values at the time of grant, the cost of which is recognized in the Consolidated Statements of Operations over the vesting periods of the respective options.

Risks and uncertainties

The ability of the Company to realize the carrying value of its assets is dependent on being able to develop, transport and market oil and gas. Currently exports from the Republic of Kazakhstan are primarily dependent on transport routes either via rail, barge or pipeline through Russian territory. Domestic markets

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

in the Republic of Kazakhstan historically and currently do not permit world market price to be obtained. However, management believes that over the life of the project, transportation options will improve as additional pipelines and rail-related infrastructure is built that will increase transportation capacity to the world markets.

Recognition of revenue and cost

Revenue and associated costs from the sale of oil are charged to the period when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, collectability is reasonably assured, delivery of oil has occurred or when ownership title transfers. Produced but unsold products are recorded as inventory until sold.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

The Company periodically assesses its inventories for obsolete or slow moving stock and records an appropriate provision, if there is any. The Company has assessed its inventory at September 30, 2007.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

Other fixed assets of the Company are evaluated for impairment. If the sum of expected undiscounted cash flows is less than net book value unamortized costs of other fixed assets will be reduced to a fair value.

Restricted cash

Restricted cash includes funds deposited in a Kazakhstan bank and is restricted to meet possible environmental obligations according to the regulations of the Republic of Kazakhstan.

Concentrations of credit risk and accounts receivable

The Company exports nearly all of its test production for sale in the world market. Currently, all of the production the Company exports is being sold to one client, Euro-Asian Oil AG. In the exploration, development and production business, production is normally sold to relatively few customers. Our customers are concentrated in the oil and gas industry, and revenue can be materially affected by current economic conditions and the price of certain commodities such as natural gas and crude oil, the cost of which is passed through to the customer. Nearly all of the Company’s accounts receivable are from Euro-Asian Oil AG. Oil sales are unsecured, however, the Company has not had any credit losses in the past and believes its accounts receivable are fully collectible. Accordingly, no allowance for doubtful accounts has been provided.

Convertible notes payable issue costs

In accordance with the Accounting Principles Board Opinion 21 “Interest on Receivables and Payables”, the Company recognizes convertible notes payable issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company follows the guidance in the EITF 95-13 “Classification of Debt Issue Costs in the Statement of Cash Flows” and classifies cash payments for bond issue costs as a financing activity.

Income per common share

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock, except for those that are anti-dilutive.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

NOTE 3 - CASH AND CASH EQUIVALENTS

As of September 30, 2007 and March 31, 2007 cash and cash equivalents included:

	September 30, 2007	March 31, 2007

US Dollars	$ 47,542,476	$ 8,577,949
Foreign currency	163,153	3,594,991
	$ 47,705,629	$ 12,172,940

As of September 30, 2007 cash and cash equivalents included the amount of $41,899,905 placed in money market funds having a 30 day simple yield of 4.84%.

As of March 31, 2007 cash and cash equivalents included the amount of $7,702,483 placed in money market funds having a 30 day simple yield of 4.99%.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

As of September 30, 2007 and March 31, 2007 cash and cash equivalents included the amounts of $0 and $292,679, respectively, presented by letters of credit opened for the purpose of purchasing production equipment.

NOTE 4 - INVENTORIES

Inventories as of September 30, 2007 and March 31, 2007 were as follows:

	September 30, 2007	March 31, 2007

Construction material	$7,898,424	$ 10,051,888
Spare parts	34,850	31,804
Crude oil produced	3,438	4,810
Other	282,696	246,194
	$ 8,219,408	$ 10,334,696

NOTE 5 - OIL AND GAS PROPERTIES

Oil and gas properties using the full cost method as of September 30, 2007 and March 31, 2007 were as follows:

	September 30, 2007	March 31, 2007

Cost of drilling wells	$ 47,631,968	$ 33,263,035
Professional services received in exploration and
development activities	27,324,531	21,187,753
Material and fuel used in exploration and development activities	22,341,744	16,417,280
Subsoil use rights	20,788,119	20,788,119
Deferred tax	7,219,219	7,219,219
Geological and geophysical	3,814,037	2,803,215
Infrastructure development costs	1,968,350	1,753,222
Accrued interest, accreted discount and amortised bond
issue costs on convertible notes issued	957,122	—
Other capitalized costs	7,156,311	4,159,200
Accumulated depletion	(5,910,430)	(3,403,475)
	$ 133,290,971	$ 104,187,568

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

In accordance with terms of the Agreement the Company has made payments of USD $5,193,822 for development of project documentation, purchase of equipment, transportation and customs and construction of a gas pipeline.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 7 - LONG TERM VAT RECOVERABLE

As of September 30, 2007 and March 31, 2007 the Company had long term VAT recoverable in the amount of $5,981,102 and $4,351,059, respectively. The VAT recoverable is a Tenge denominated asset due from the Republic of Kazakhstan. The VAT recoverable consists of VAT paid on local expenditures and imported goods. VAT charged to the Company is recoverable in future periods as either cash refunds or offsets against the Company’s fiscal obligations, including future income tax liabilities. Management believes that this asset will not be realized in the current year because in order to return funds or offset this tax with other taxes a tax examination must be performed by local Kazakhstan tax authorities. This examination is not expected to be completed during the current fiscal year.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

On July 16, 2007 the Company completed the private placement of US$60 million in principal amount of 5.0% convertible senior notes due 2012 (“Notes”) to non-U.S. persons outside of the United States in accordance with Regulation S under the U.S. Securities Act of 1933, as amended (the “Securities Act”) and in compliance with the laws and regulations applicable in each country where the placement took place.

The Notes carry a 5% coupon and have a yield to maturity of 6.25%. Interest will be paid at a rate of 5.0% per annum on the principal amount, payable semiannually in arrears on January 13 and July 13 of each year, beginning on January 13, 2008.

The Notes are also convertible into the Company’s common shares. The initial conversion price was set at US$ 7.2094 per share, subject to customary adjustments in certain circumstances, including but not limited to, changes of control and certain future equity financings. If the conversion price is adjusted pursuant to the conversion provisions, the conversion price shall not be adjusted below U.S. $6.95, provided that if the conversion price is adjusted due to (1) the payment of a dividend; (2) a bonus issue; (3) a consolidation or subdivision of the shares; (4) the issuance of shares, share-related securities, rights in respect of shares or rights in respect of share-related securities to all or substantially all of the shareholders as a class; (5) the issuance of other securities to substantially all shareholders as a class; or (6) other arrangements to acquire securities, then the minimum conversion price will be adjusted at the same time by the same proportion.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

A change of control event occurs if an offer in respect of the Company’s common shares, for which the consideration is or can be received wholly or substantially in cash, has become or been declared unconditional in all respects and the Company becomes aware that the right to cast more than 50% of the votes which may ordinarily be cast on a poll at a general meeting of the shareholders has or will become unconditionally vested in the offeror and/or any associate(s) of the offeror, or an event occurs which has a like or similar effect. If a change of control event occurs, the conversion price in respect of a conversion date that occurs after the date on which notice of such change in control event is given by the Company, but on or prior to the 60th day following the date of such notice, shall become the product of (1) the conversion price that would otherwise apply on such conversion date in the absence of a change of control event and (2) the percentage determined in accordance with the following:

Conversion Date	Percentage

On or before July 13, 2008	81.6
Thereafter, but on or before July 13, 2009	86.2
Thereafter, but on or before July 13, 2010	90.9
Thereafter, but on or before July 13, 2011	95.5
Thereafter, and until Maturity Date	100.0

If a holder of notes shall convert its notes following the date on which notice of a change in control event is given by us but on or prior to the 60th day following the date of such notice, then we shall pay to such holder the following U.S. Dollar amounts per U.S. Dollar of notes held by the holder that are to be so converted.

Conversion Date	Amount

On or before July 13, 2008	$0.12239
Thereafter, but on or before July 13, 2009	$0.07246
Thereafter, but on or before July 13, 2010	$0.02250
Thereafter, but on or before July 13, 2011	$0
Thereafter, and until Maturity Date	$0

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

The net proceeds from the Notes issuance will be used for further exploration and development of the Company’s oil and gas drilling and production activities in western Kazakhstan.

The Company granted a registration right to the Noteholders. The Company agreed to file, pursue to effectiveness and maintain effective a registration statement in respect of the Notes and the underlying shares of common stock issuable upon the conversion of the Notes (collectively, the “Covered Securities”), until such time as all Covered Securities:

•	have been effectively registered under the Securities Act and disposed of in accordance with the registration statement relating thereto;

•	may be resold without restriction pursuant to Rule 144(k) under the Securities Act or any successor provision thereto;

•

(A) are not subject to the restrictions imposed by Rule 903(b)(3)(iii) under the Securities Act or any successor provision thereto and (B) may be resold pursuant to Rule 144 under the Securities Act or any successor provision thereto without being subject to the restrictions imposed by paragraphs (e), (f) and (h) of Rule 144 under the Securities Act or any successor provisions thereto; provided that the requirements set forth in paragraph (c) of Rule 144 under the Securities Act or any successor provision thereto are met as of such date; or

•	have been publicly sold pursuant to Rule 144 under the Securities Act or any successor provision thereto.

On October 19, 2007 the Company filed with the U.S. Securities and Exchange Commission a registration statement on Form S-3, as amended on October 25, 2007, (the “Shelf Registration Statement”) registering the Covered Securities for resale. The Company is required to use its best efforts to cause the Shelf Registration Statement to become effective under the Securities Act as promptly as possible, but in any event within 200 days after July 13, 2007. The Company will be required to pay additional interest to the holders of Covered Securities, if it fails to meet this deadline.

As of September 30, 2007 the Company accrued interest in the amount of $641,667. The Company amortized discount on convertible notes (difference between the redemption amount and the carrying amount as of the date of issue) in the amount of $153,360. The carrying value of convertible notes will be accreted to the redemption value of $64,323,785.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

As of September 30, 2007 and March 31, 2007 the convertible notes payable amount is presented as follows:

	September 30, 2007	March 31, 2007

Convertible notes redemption value	$ 64,323,785	$—
Unamortized discount	(4,170,425)	—

	$ 60,153,360	$—

In accordance with SFAS No. 34, Capitalization of Interest and FIN 33, Applying FASB Statement No. 34 to Oil and Gas Producing Operations Accounted for by the Full Cost Method and interpretation of FASB Statement No. 34, accrued interest in amount of $641,667 and discount on convertible notes (difference between the redemption amount and the carrying amount as of the date of issue) in the amount of $153,360 was capitalized to oil and gas properties for the quarter ended September 30, 2007.

NOTE 9 - LIQUIDATION FUND

Reconciliation of the Liquidation Fund (Asset Retirement Obligation) at September 30, 2007 is as follows:

Total

At March 31, 2007	$ 2,165,829
Accrual of liability	316,802
Accretion expenses	92,359
At September 30, 2007	$ 2,574,990

Management believes that the liquidation fund should be accrued for future abandonment costs of 13 wells located in the Aksaz, Dolinnoe, Emir and Kariman oil fields. Management believes that these obligations are likely to be settled at the end of the production phase at these oil fields.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

At September 30, 2007, undiscounted expected future cash flows that will be required to satisfy the Company’s obligation by 2009 for the Aksaz, Dolinnoe, Emir and Kariman oilfields, respectively, are $3,067,390. After application of a 10% discount rate, the present value of the Company’s liability at September 30, 2007 and March 31, 2007, is $2,574,990 and $2,165,829, respectively.

NOTE 10 - SHARE AND ADDITIONAL PAID IN CAPITAL

Common and preferred stock as of September 30, 2007 and March 31, 2007 were as follows:

	September 30, 2007	March 31, 2007
Preferred stock, $0.001 par value
Authorized	20,000,000	20,000,000
Issued and outstanding	—	—

Common stock, $0.001 par value
Authorized	500,000,000	500,000,000
Issued and outstanding	44,690,657	44,690,657

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

Common Stock

On July 18, 2005, the Company granted 90,000 restricted common shares to three Company employees. Each employee’s stock grant vests in three equal tranches of 10,000 shares on the first, second and third anniversaries of his employment with the Company. We record the fluctuations in the fair value of certain unvested stock grants as a deferred compensation asset (reported as a reduction of shareholders’ equity on the balance sheet). This asset is amortized upon vesting of related stock grants as non-cash compensation expense. Compensation expense for vested stock grants in the amount of $9,068 has been recognized in the Consolidated Statement of

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

Operations and Consolidated Balance Sheet for the quarter ended September 30, 2007.

As of September 30, 2007 there was $13,386 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.34 years.

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

Compensation expense for vested stock grants in amount of $567,889 has been recognized in the Consolidated Statement of Operations and Consolidated Balance Sheet for the quarter ended September 30, 2007.

As of September 30, 2007, there was $3,975,222 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.75 years.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

Stock Options

As of September 30, 2007 and March 31, 2007, the Company had stock options outstanding and exercisable of 1,173,583 with a weighted average exercise price of $5.33. No options were issued during the quarter ended September 30, 2007.

Additional information regarding outstanding options as of September 30, 2007 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Options	Weighted Average Exercise Price

$ 4.00 – $ 7.40	1,173,583	$ 5.33	4.15	1,173,583	$ 5.33

Warrants

As of September 30, 2007 and March 31, 2007, the Company had warrants outstanding and exercisable of 142,857 with the weighted average exercise price of $3.50.

Additional information regarding warrants outstanding as of September 30, 2007 is as follows:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Warrants	Weighted Average Exercise Price

$ 3.50	142,857	$ 3.50	5.01	142,857	$ 3.50

NOTE 11 – REVENUES

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006

Export sales	$ 12,367,488	$ 4,016,972	$ 23,948,446	$ 6,362,944
Domestic sales	396,909	—	396,909	—
	$ 12,764,397	$ 4,016,972	$24,345,355	$ 6,362,944

The Company exports oil for sale to the world markets via the Aktau sea port. Sales prices at the port locations are based on the average quoted Brent crude oil price from Platt’s Crude Oil Marketwire for the three days following the bill of lading

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

date less discount of $14.15 for transportation expenses, freight charges and other expenses borne by Euro-Asian Oil AG.

NOTE 12 - EARNINGS PER SHARE INFORMATION

The calculation of the basic and diluted earnings/loss per share is based on the following data:

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006

Net income / (loss)	$ 4,937,073	$ 1,016,352	$ 8,819,330	$ (2,124,409)

Basic weighted-average common shares
outstanding	44,690,657	43,690,652	44,690,657	43,270,313

Effect of dilutive securities
Warrants	58,384	45,770	56,530	—
Stock options	217,292	163,642	209,411	—

Dilutive weighted average common
shares outstanding	44,966,333	43,900,064	44,956,598	43,270,313

Basic income / (loss) per common share	$ 0.11	$ 0.02	$ 0.20	$ (0.05)

Dilutive income / (loss) per common share	$ 0.11	$ 0.02	$ 0.20	$ (0.05)

The dilutive weighted average common shares outstanding for the three and six months ended September 30, 2007 do not include the effect of the potential conversion of the Notes because conversion of the Notes is not contingent upon any market event. Rather, the Notes are convertible to common stock upon the first to occur of (a) the tenth New York business day following the Shelf Registration Statement Effective Date and (b) 13 July 2008.

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company leases ground fuel tanks and other oil fuel storage facilities and warehouses from Term Oil LLC. The lease expenses for the three months ended September 30, 2007 and 2006, totaled to $60,776 and $54,021, respectively. Also the Company had accounts payable to Term Oil LLC in the amount of $43,824 and $50,982 as of September 30, 2007 and March 31, 2007, respectively. One of our significant shareholders is the owner of Term Oil LLC.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Historical investments by the Government of the Republic of Kazakhstan

The Government of the Republic of Kazakhstan made historical investments in the ADE Block and the Extended Territory of $5,994,200 and $5,350,680, respectively. When and if, the Company applies for and, when and if, it is granted commercial production rights for the ADE Block and Extended Territory, the Company will be required to begin repaying these historical investments to the Government of the Republic of Kazakhstan. The terms of repayment will be negotiated at the time the Company is granted commercial production rights.

Capital Commitments

Under the terms of its subsurface exploration contract, Emir Oil LLP is required to spend a total of $48.7 million in exploration and development activities on the ADE Block and the Extended Territory. Through December 31, 2006 the Company had spent $77.5 million in exploration and development activities. To retain its rights under the contract, the Company must spend $12.7 million in 2007, $8.5 million in 2008 and $70 thousand in 2009. As of September 30, 2007, the Company had already met its minimum expenditure requirement for 2007. The Company must also comply with the terms of the work program associated with the contract, which includes the drilling of at least nine additional new wells by July 9, 2009. The Company received approval to extend the subsurface exploration contract to July 2009. The failure to meet the minimum capital expenditures or to comply with the terms of the work program could result in the loss of the subsurface exploration contract.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

The Company has appealed the court’s refusal to stay the litigation pending arbitration in Kazakhstan. The Company moved for an order to stay all proceedings in the lower court while the aforementioned appeal is pending. This motion was denied by the lower court and we have made a similar motion before the Court of Appeals. Oral argument on the appeal was held on October 26, 2007. In the meantime, discovery in the case is ongoing. The Magistrate Judge will determine the scope of discovery that will be allowed in this matter.

NOTE 15 - FINANCIAL INSTRUMENTS

As of September 30, 2007 and March 31, 2007 cash and cash equivalents included deposits in Kazakhstan banks in the amount $2,920,088 and $4,181,698, respectively and deposits in U.S. banks in the amount of $44,785,541 and $7,991,242, respectively. Kazakhstan banks are not covered by FDIC insurance, nor does the Republic of Kazakhstan have an insurance program similar to FDIC. Therefore, the full amount of our deposits in Kazakhstan banks was uninsured as of September 30, 2007 and March 31, 2007. Our deposits in the U.S. banks are also in non-FDIC insured accounts which means they too are not insured to the $100,000 FDIC insurance limit. To mitigate this risk, we have placed all of our U.S. deposits in a money market account that invests in U.S. government backed securities. As of September 30, 2007 and March 31, 2007 the Company made advance payments to Kazakhstan companies and government bodies in the amount $16,608,683 and $7,115,297, respectively. As of September 30, 2007 and March 31, 2007 restricted cash reflected in the long-term assets consisted of $303,697 and $303,697, respectively, deposited in a Kazakhstan bank and restricted to meet possible environmental obligations according to the regulations of Kazakhstan. Furthermore, the primary asset of the Company is Emir Oil LLP; an entity formed under the laws of the Republic of Kazakhstan.

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

Cautionary Note Regarding Forward-Looking Statements

This prospectus and the information incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Rule 175 promulgated thereunder, that involve inherent risks and uncertainties. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “seek,” “could,” “should,” “predict,” “continue,” “future,” “may” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other factors that could cause actual results, performance or events to differ materially from any results, performance or events expressed or implied by such forward-looking statements. All forward-looking statements are qualified in their entirety by reference to the factors discussed in this prospectus and identified from time to time in our filings with the Securities and Exchange Commission including, among others, the following risk factors:

●	substantial or extended decline in oil prices;
●	inaccurate reserve estimates;
●	twenty-two percent of our proven properties are undeveloped;
●	inability to extend our current contract or enter a new contract with the Republic of Kazakhstan;
●	drilled prospects may not yield oil or natural gas in sufficient quantities;
●	substantial losses or liability claims as a result of operations;
●	complex laws that could affect the cost of doing business;
●	substantial liabilities to comply with environmental laws and regulations;
●	the need to replenish older depleting oil and natural reserves with new oil and natural gas reserves;
●	inadequate infrastructure in the region our properties are located;
●	unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services;
●	unavailability or high price of transportation systems;
●	competition in the oil and gas industry; and
●	adverse government actions, political risks, expropriation of assets and risks of civil war, primarily in the Republic of Kazakhstan.

This list of factors that may affect future results, performance or events and the accuracy of any forward-looking statement is illustrative but not exhaustive. In addition, new risks and uncertainties may arise from time to time. Accordingly, readers should not place undue reliance on any forward-looking statement.

Any forward-looking statement speaks only as of the date on which it is made and is expressly qualified by these cautionary statements. Except as may be required by law, we undertake no obligation to publicly update or revise any forward-looking statement for any reason or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements, even if new information becomes available in the future.

Overview

BMB Munai is an independent oil and natural gas company engaged in the exploration, development, acquisition and production of crude oil and natural gas properties in the Republic of Kazakhstan (sometimes also referred to herein as the “ROK” or “Kazakhstan”). We hold a contract that allows us to explore and develop approximately 460 square kilometers in western Kazakhstan. Our contract grants us the right to explore and develop the ADE Block and an area adjacent to the ADE Block referred to herein as “the Extended Territory”, which includes the Kariman, Borly and Yessen oil and gas fields. The ADE Block and Extended Territory are collectively referred to herein as “our properties.”

Exploration Stage Activities

Under the statutory scheme in Kazakhstan prospective, oil fields are developed in two stages. The first stage is an exploration and development stage. During this stage the primary focus is on the search for a commercial discovery, i.e., a discovery of a sufficient quantity of oil and gas to make it commercially feasible to pursue execution of, or transition to, a production contract with the government.

As discussed above, we are currently engaged in exploration and development of our properties and are working to satisfy the requirements to move to commercial production. Based on discussions with the MEMR, the MEMR expects a contract holder to engage in three primary activities during exploration stage before it will be granted commercial production rights. These activities fall within three primary areas:

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

The contract we hold follows the above format. The contract sets the minimum dollar amount we must expend during each year of our work program. Under our exploration license our work program year ends on July 9 each year. Therefore our work program year does not coincide with our fiscal fear. As a result these timing differences, the amounts reflected in this table as “Actually Made” may differ from amounts disclosed elsewhere in our Management’s Discussion and Analysis or Consolidated Financial Statements, which present figures based on our fiscal year rather than our work program year.

Amount of Expenditure	Prior to July 2005	July 2005 to July 2006	July 2006 to July 2007	July 2007 to July 2008	July 2008 to July 2009	Total
Mandated by Contract	$21,500,000	$6,000,000	$12,700,000	$ 8,480,000	$70,000	$48,750,000
Actually Made	$38,400,000	$12,700,000	$53,650,000	$ 20,180,000*	$—	$124,930,000

* Investment as of September 30, 2007.

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

In Kazakhstan, typically, one exploratory well and two appraisal wells are sufficient to support a claim of commercially producible reserves in a particular field, although in some cases, commercial reserves have been demonstrated with fewer wells. The total number of wells the MEMR will require during exploration stage is generally determined by the number of fields or structures identified by the seismic studies done on a territory. The 3D seismic studies of our contract territory, as extended, have identified six potential fields or structures. Therefore, if we wish to apply for commercial production rights on all six fields we anticipate the need to drill three wells in each field, or at least 18 wells during the exploration phase of our contract, as reflected on the top half of the following chart:

Structures	Aksaz	Dolinnoe	Emir	Kariman	Borly	Yessen
Exploratory Wells	1	1	1	1	1	1
Appraisal Wells	2	2	2	2	2	2

Existing Wells	3	4	2	4	0	0
Wells in Progress	0	1	1	2	0	0
Remaining Wells to Drill by 2009	0	0	0	0	3	3

The bottom half of the above chart shows our current progress on drilling of exploratory and appraisal wells. As the chart shows, for purposes of meeting the minimum work program requirements, we have completed drilling of thirteen wells in four fields and are currently drilling four additional wells.

To date we have been conservative in our approach to exploration. It has been our practice to drill our first few wells serially. We have verified the presence of oil and gas in all our wells thus far. We have expended substantial time and money to study our wells very closely.

In addition to the wells currently in progress, we anticipate the need to (a) drill three wells in the Borly field and three wells in the Yessen field and (b) make commercial discoveries in each of those fields by the end of the term of our exploration contract if we wish to qualify for commercial production rights on each of our six fields. This will require that we continue to accelerate our drilling activities during the next two years. We continue to search for and negotiate with drilling rig providers for delivery of additional rigs to accelerate our drilling program.

Establishing the Existence of Commercially Producible Reserves

Establishing the existence of commercially producible reserves is accomplished through drilling wells and engaging in test production of those wells during the exploration stage. We have established the presence of oil and/or natural gas in each of the Aksaz, Dolinnoe, Emir and Kariman fields and are engaged in testing to gather the necessary data and to determine the presence of commercially producible reserves in each of those fields. We have not drilled any wells in the Borly and Yessen fields. The failure to establish commercially producible reserves within the Borly and/or Yessen fields would not preclude us from applying for commercial production rights to the other fields within our contract territory where we establish commercially producible reserves.

Preparation, Submission and Approval of a Development Plan

Our goal during exploration stage is to study the geology and geophysical characteristics of each field and individual well, with a view to qualifying for a longer-term production contract. Once we complete drilling of a well, our emphasis focuses on an extended period of testing the well’s production characteristics and capacities to determine the best method for producing oil from the well and to gain insight into the further development of the entire field. During this stage of exploration, oil production is subject to wide fluctuations caused by varying pressures commonly experienced by new wells and by significant periods of well closure to accommodate various mandatory testing. The data gathered during these testing procedures will be submitted by us to a third-party independent petroleum institute in Kazakhstan and will be the basis for preparing a development plan. The development plan, which is submitted to the MEMR for review and approval, sets forth the parameters and guidelines for the future commercial production and ongoing development of each field.

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

Drilling Operations

We completed drilling operations on the Kariman-3 and Kariman-4 wells during the quarter ended September 30, 2007. We completed drilling operations on the Aksaz-3 well subsequent to the quarter ended September 30, 2007. We are currently engaged in extensive geological and geophysical survey activities and testing of various discovered intervals within these wells.

In July 2007 we commenced re-entry operations on the Aksaz-3 well. The well drill-in was completed in October and testing operations commenced at the end of October/beginning of November.

Following completion of drilling of the Kariman-3, Kariman-4 and Aksaz-3 wells, the drilling rigs were relocated and have spudded the Emir-2, Kariman-5, Dolinnoe-5 and Kariman-6 wells, each of which is a new well.

Well Performance and Production

The following table sets forth the number of oil and natural gas wells in which we owned an interest as of September 30, 2007.

	Company-operated		Non-operated		Total
	Gross	Net	Gross	Net	Gross	Net

Oil	12	12	—	—	12	12
Natural Gas	—	—	—	—	—	—
Total	12	12	—	—	12	12

As noted above, as of the end of the fiscal quarter ended September 30, 2007 we had twelve wells in workover, testing or test production. Drilling of our thirteenth well was completed subsequent to the quarter end.

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

Following is a brief description of the current production status of each of our thirteen wells.

Well	Current Single Interval Production Rate	Diameter Choke Size

Aksaz -1	-0-(1)	-
Aksaz -3	210-433 bpd	4 mm
Aksaz -4	68-107 bpd	6 mm
Dolinnoe -1	130-235 bpd	6 mm
Dolinnoe -2	31-266 bpd	8 mm
Dolinnoe -3	150-210 bpd	8 mm
Dolinnoe -6	160-350 bpd	12 mm
Emir -1	-0-(2)	-
Emir -6	5-37 bpd(3)	-
Kariman -1	3-19 bpd(4)	-
Kariman -2	1,390-1,485 bpd	6 mm
Kariman -3	-0-(5)	-
Kariman -4	1,000-1,910 bpd	14 mm

(1)

This well is currently not producing because it is undergoing workover operations. Prior to workover, four producing intervals were tested. The single interval test production rate in Aksaz-1 using a 10 mm diameter choke was 140 bpd. A light weight workover rig operated by Great Wall was rigged up on Aksaz-1 in June 2007 and is continuing workover operations on the well. Due to the nature of the activities (fishing works) it is difficult to predict with any degree of certainty the time for completion of the workover.

(2)	This well currently is not producing because it is undergoing workover operations. Single interval production from this well prior to workover was 5 to 6 bpd.

(3)

Drilling of the Emir-6 well was completed on June 2, 2007. This well was drilled to a depth of 3,197 meters. Completion activities have been performed and the well has been perforated. Upon completion of various surveys we have determined that the primary depletion mechanism is not a suitable option for production from this well. We have installed a down hole pump and review various oil flow stimulation options for this well depending on workover rig availability.

(4)	We have installed a downhole pump for test production purposes. We plan to review oil flow stimulation options for this well depending on workover rig availability.

(5)

This well was completed during the quarter ended September 30, 2007. Currently we are engaged in testing activities on the intervals discovered in Middle Triassic carbonate and Upper Triassic sandstone intervals.

Results of Operations

Three months ended September 30, 2007, compared to the three months ended September 30, 2006.

Revenue and Production

The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the three months ended September 30, 2007 and the three months ended September 30, 2006.

			Three months ended September 30, 2007 to the three months ended September 30, 2006
	For the three	For the three	$	%
	months ended	months ended	Increase	Increase
	September 30, 2007	September 30, 2006	(Decrease)	(Decrease)

Production volumes:
Natural gas (Mcf)	—	—	—	—
Natural gas liquids (Bbls)	—	—	—	—
Oil and condensate (Bbls)	215,953	75,767	140,186	185%
Barrels of Oil equivalent (BOE)	215,953	75,767	140,186	185%

Sales volumes:
Natural gas (Mcf)	—	—	—	—
Natural gas liquids (Bbls)	—	—	—	—
Oil and condensate (Bbls)	215,123	75,260	139,863	186%
Barrels of Oil equivalent (BOE)	215,123	75,260	139,863	186%

Average Sales Price (1)
Natural gas ($ per Mcf)	—	—	—	—
Natural gas liquids ($ per Bbl)	—	—	—	—
Oil and condensate ($ per Bbl)	$ 59.34	$ 53.37	$ 5.97	11%
Barrels of Oil equivalent ($ per BOE)	$ 59.34	$ 53.37	$ 5.97	11%

Operating Revenue:
Natural gas	—	—	—	—
Natural gas liquids	—	—	—	—
Oil and condensate	$12,764,397	$ 4,016,972	$ 8,747,425	218%
Gain on hedging and derivatives (2)	—	—	—	—

(1)	At times, we may produce more barrels than we sell in a given period. The average sales price is calculated based on the average sales price per barrel sold, not per barrel produced.
(2)	We did not engage in hedging transactions, including derivatives during the three months ended September 30, 2007, or the three months ended September 30, 2006.

Revenues. We generate revenue under our contract from the sale of oil recovered during test production. During the three months ended September 30, 2007 our oil production increased 185% compared to the three months ended September 30, 2006. This significant increase in production is primarily attributable to the fact that we had three additional wells in testing or test production during the entire current fiscal quarter and two additional wells we began testing during at least some part of the quarter compared to the same quarter of the prior fiscal year.

During the three months ended September 30, 2007 we realized revenue from oil sales of $12,764,397 compared to $4,016,972 during the three months ended September 30, 2006. The largest contributing factor to the 218% increase in revenue was a 186% increase in sales volume. Another factor contributing to increase in revenues was an 11% increase in the price per barrel we received for oil sales during the three months ended September 30, 2007 compared to the fiscal quarter ended September 30, 2006. During the fiscal quarters ended September 30, 2007 and 2006 we exported 97% and 100% of our oil, respectively, to the world markets and realized the world market price for those sales.

We anticipate production to remain fairly constant until we complete the new wells that are currently being drilled and begin test production at those wells.

As discussed above, our revenue is sensitive to changes in prices received for our oil. Most of our production is currently being sold at the prevailing world market price, which fluctuates in response to many factors that are outside our control. Imbalances in the supply and demand for oil can have a dramatic effect on the price we receive for our production. Similarly, if we were denied an export quota or were otherwise forced to sell all, or a significant portion, of our production to the domestic market in Kazakhstan, we anticipate the price we would receive per barrel of oil would be much lower than the price we currently realize. Political instability, the economy, weather and other factors outside our control could have an impact on both supply and demand.

Costs and Operating Expenses

The following table presents details of our expenses for the three months ended September 30, 2007 and 2006:

	For the three months ended September 30, 2007	For the three months ended September 30, 2006
Expenses:
Oil and gas operating(1)	$ 1,190,481	$ 575,698
General and administrative	3,591,491	1,955,246
Depletion(2)	1,256,318	427,477
Accretion expenses	63,691	24,453
Amortization and depreciation	56,371	41,366
Total	$ 6,158,352	$ 3,024,240
Expenses ($ per BOE):
Oil and gas operating(1)	5.53	7.65
Depletion (2)	5.84	5.68

(1)	Includes transportation cost, production cost and ad valorem taxes.
(2)	Represents depletion of oil and gas properties only.

Oil and Gas Operating Expenses. During the three months ended September 30, 2007 we incurred $1,190,481 in oil and gas operating expenses compared to $575,698 during the three months ended September 30, 2006. This significant increase is primarily the result of increased royalty and transportation expenses.

During the three months ended September 30, 2007 royalty paid to the Government increased $195,640 or 213% compared to the three months ended September 30, 2006. The increase in royalty corresponds with the increase in production volume. While royalty expense increased significantly, as a percentage of total revenue, royalty expense remained constant. We anticipate that royalty expense will continue to fluctuate in proportion to production volume and realized sales price.

We calculate oil and gas operating expense per BOE based on the volume of oil actually sold rather than production volume because not all volume produced during the period is sold during the period. The related production costs are expensed only for the units sold, not produced.

While oil and gas operating expenses increased 107% during the current fiscal quarter compared to the comparable fiscal quarter of the prior year, expense per BOE decreased from $7.65 per BOE in prior fiscal quarter to $5.53 in current fiscal quarter. The reason expense per BOE decreased is due to the fact that we increased our sales volume in the current fiscal quarter. In the quarter ended September 30, 2006 we sold 75,260 barrels of oil during the current quarter ended September 30, 2007 we sold 215,123 barrels of oil. As expense per BOE is a function of total expense divided by the number of barrels of oil sold, the 186% increase in sales volume more than offset the 107% increase in expenses resulting in the 28% decrease in oil and gas operating expense per BOE.

Salary expenses remained approximately the same in current fiscal quarter compared to the comparable prior year fiscal quarter.

Transportation expenses increased $438,463 or 149% as a result of two factors. First, transportation expense increased because of the increased volume of oil we produced and transported. Second, transportation expense increased because the Kariman-2 and Kariman-4 wells are located farther from our oil base than our other existing wells and Kariman-2 and Kariman-4 are our highest producing wells. We anticipate transportation expenses will continue to increase with increases in production.

General and Administrative Expenses. General and administrative expenses during the three months ended September 30, 2007 were $3,591,491 compared to $1,955,246 during the three months ended September 30, 2006. This represents an 84% increase in general and administrative expenses. This increase in general and administrative expenses was the result of our recognizing compensation expense of $576,957 during the three months ended September 30, 2007 resulting from restricted stock grants made to employees and outside consultants. By comparison, during the three months ended September 30, 2006 we did not recognize compensation expense for restricted stock grants issued to employees and outside consultants.

But for the significant compensation expense recognized during the quarter ended September 30, 2007, general and administrative expense during the three months ended September 30, 2007 would have been approximately 54% higher than during the quarter ended September 30, 2006. This increase was primarily the result of a 54% increase in payroll and related costs as we hired additional administrative personnel to fulfill business needs, increased employee pay rates for existing employees, a 33% increase in rent expense as a result of renting special equipment, apartments and additional vehicles and a 196% increase in professional services resulting from legal fees incurred in our ongoing litigation. We anticipate general and administrative expenses will remain relatively consistent with expenses realized during the three months ended September 30, 2007 in upcoming quarters.

Depletion. Depletion expense for the three months ended September 30, 2007 increased by $828,841 or 194% compared to depletion expenses for the three months ended September 30, 2006. The major reason for this increase in depletion expense was the 186% increase in sales volume during the current fiscal quarter compared to same quarter of last year. The increase in depletion expense is also attributable to the fact that we had five additional wells, continued workover on existing wells and developed additional infrastructure during current fiscal quarter.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2007 increased 36% compared to the three months ended September 30, 2006. The increase resulted from purchases of fixed assets during the current fiscal year.

Income from Operations. As a result of a 218% increase in revenues during the fiscal quarter ended September 30, 2007 we realized income from operations of $6,606,045 compared to income from operations of $992,732 during the fiscal quarter ended September 30, 2006. This represents a 565% increase in income from operations during the fiscal quarter ended September 30, 2007 compared to the fiscal quarter ended September 30, 2006. In future periods, we believe production rates and oil prices will be such that we will continue to generate sufficient revenue from oil sales to offset our expenses. If, however, production levels or oil prices were to decrease, we may be unable to offset our operating expenses with revenue from production and could experience losses from operations.

Other Income/Expense. During the fiscal quarter ended September 30, 2007 we realized total other income of $874,368 compared to total other income of $199,133 during the fiscal quarter ended September 30, 2006. This 339% increase is largely attributable to a $648,595 increase in foreign exchange gain resulting from fluctuations of foreign currency rates against the U.S. Dollar and an increase in interest income of $58,841. This income was partially offset by an increase in other expenses in amount of $32,201.

Net Income. For all of the foregoing reasons, during the three months ended September 30, 2007 we realized net income of $4,937,073 or $0.11 per share compared to a net income of $1,016,352 or $0.02 per share for the three months ended September 30, 2006.

Results of Operations

Six months ended September 30, 2007, compared to the six months ended September 30, 2006.

Revenue and Production

The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the six months ended September 30, 2007 and the six months ended September 30, 2006.

			Six months ended September 30, 2007 to the six months ended September 30, 2006
	For the six	For the six	$	%
	months ended	months ended	Increase	Increase
	September 30, 2007	September 30, 2006	(Decrease)	(Decrease)

Production volumes:
Natural gas (Mcf)	—	—	—	—
Natural gas liquids (Bbls)	—	—	—	—
Oil and condensate (Bbls)	415,126	126,031	289,095	229%
Barrels of Oil equivalent (BOE)	415,126	126,031	289,095	229%

Sales volumes:
Natural gas (Mcf)	—	—	—	—
Natural gas liquids (Bbls)	—	—	—	—
Oil and condensate (Bbls)	412,696	119,878	292,818	244%
Barrels of Oil equivalent (BOE)	412,696	119,878	292,818	244%

Average Sales Price (1)
Natural gas ($ per Mcf)	—	—	—	—
Natural gas liquids ($ per Bbl)	—	—	—	—
Oil and condensate ($ per Bbl)	$ 58.99	$ 53.08	$ 5.91	11%
Barrels of Oil equivalent ($ per BOE)	$ 58.99	$ 53.08	$ 5.91	11%

Operating Revenue:
Natural gas	—	—	—	—
Natural gas liquids	—	—	—	—
Oil and condensate	$ 24,345,355	$ 6,362,944	$ 17,982,411	283%
Gain on hedging and derivatives (2)	—	—	—	—

(1)	At times, we may produce more barrels than we sell in a given period. The average sales price is calculated based on the average sales price per barrel sold, not per barrel produced.
(2)	We did not engage in hedging transactions, including derivatives during the six months ended September 30, 2007, or the six months ended September 30, 2006.

Revenues. We generate revenue under our contract from the sale of oil recovered during test production. During the six months ended September 30, 2007 our oil production increased 229% compared to the six months ended September 30, 2006. This significant increase in production is primarily attributable to the fact that we had twelve wells in testing or test production during all or some portion of the six months ended September 30, 2007 compared to seven wells during all or some portion of the six month period ended September 30, 2006.

During the six months ended September 30, 2007 we realized revenue from oil sales of $24,345,355 compared to $6,362,944 during the six months ended September 30, 2006. The largest contributing factor to the 283% increase in revenue was a 244% increase in sales volume. Another factor contributing to the increase in revenues was an 11% increase in the price per barrel we received for oil sales during the six months ended September 30, 2007 compared to the six months ended September 30, 2006. During the six months ended September 30, 2007 and 2006 we exported 98% and 100% of our oil to the world markets, respectively, and realized the world market price for those sales. We anticipate production to remain fairly constant until we complete and begin testing of the four wells that are currently being drilled.

As discussed above, our revenue is sensitive to changes in prices received for our oil. Approximately 97% of our production is currently being sold at the prevailing world market price, which fluctuates in response to many factors that are outside our control. Imbalances in the supply and demand for oil can have a dramatic effect on the price we receive for our production. Similarly, if we were denied an export quota or granted a reduced export quota that would require us to sell all or a significant percentage of our production to the domestic market in Kazakhstan, we anticipate the price we would receive per barrel of oil would be much lower than the price we currently realize. Political instability, the economy, weather and other factors outside our control could have an impact on both supply and demand.

Costs and Operating Expenses

The following table presents details of our expenses for the six months ended September 30, 2007 and 2006:

	For the six months ended September 30, 2007	For the six months ended September 30, 2006
Expenses:
Oil and gas operating(1)	$ 2,230,370	$ 990,573
General and administrative	6,965,955	7,322,942
Depletion(2)	2,506,955	667,968
Accretion expenses	92,359	64,058
Amortization and depreciation	112,219	76,511
Total	$ 11,907,858	$ 9,122,052
Expenses ($ per BOE):
Oil and gas operating(1)	5.40	8.26
Depletion (2)	6.07	5.57

(1)	Includes transportation cost, production cost and ad valorem taxes.
(2)	Represents depletion of oil and gas properties only.

Oil and Gas Operating Expenses. During the six months ended September 30, 2007 we incurred $2,230,370 in oil and gas operating expenses compared to $990,573 during the six months ended September 30, 2006. This significant increase is primarily the result of several factors, including increased royalty, salary and transportation expenses.

During the six months ended September 30, 2007 royalty paid to the Government increased by $387,555 or 247% compared to the six months ended September 30, 2006. The increase in royalty corresponds with the increase in production. While royalty expenses increased significantly, as a percentage of total revenue, royalty expense remained nearly unchanged. We anticipate that royalty expenses will continue to fluctuate in proportion to production volume and realized sales price.

We calculate oil and gas operating expense per BOE based on the volume of oil actually sold rather than production volume because not all volume produced during the period is sold during the period. The related production costs are expensed only for the units sold, not produced.

While oil and gas operating expenses increased 125% during the six months ended September 30, 2007 compared to the six months ended September 30, 2006, expense per BOE decreased from $8.26 per BOE during the six months ended September 30, 2006 to $5.40 during the six months ended September 30, 2007. The reason expense per BOE decreased is due to the fact that we increased our sales volume during the six months ended September 30, 2007. During the six months ended September 30, 2006 we sold 119,878 barrels of oil, during the six months ended September 30, 2007 we sold 412,696 barrels of oil. As expense per BOE is a function of total expense divided by the number of barrels of oil sold, the 244% increase in sales volume more than offset the 125% increase in expenses resulting in the 35% decrease in oil and gas operating expense per BOE.

Salary expenses remained approximately the same during six months ended September 30, 2007 compared to the six months ended September 30, 2006.

Transportation expenses increased $875,394 or 168% as a result of two factors. First, transportation expense increased because of the increased volume of oil we produced and transported. Second, transportation expense increased because the Kariman-2 and Kariman-4 wells are located farther from our oil base than our other existing wells and Kariman-2 and Kariman-4 are our highest producing wells. We anticipate transportation expenses will continue to increase with increases in production.

General and Administrative Expenses. General and administrative expenses during the six months ended September 30, 2007 were $6,965,955 compared to $7,322,942 during the six months ended September 30, 2006. This represents a 5% decrease in general and administrative expenses. This decrease in general and administrative expenses, however, is due to our recognizing compensation expense of $4,010,346 during the six months ended September 30, 2006 resulting from restricted stock grants made to employees and outside consultants. By comparison, during the six months ended September 30, 2007 we recognized compensation expense for restricted stock grants issued to employees and outside consultants in amount of $1,153,914.

But for the compensation expense recognized during the six months ended September 30, 2006 and 2007, general and administrative expense would have been $3,312,596 or 75% lower than during the six months ended September 30, 2007. This increase was primarily the result of a 52% increase in payroll and related costs as we hired additional administrative personnel to fulfill business needs, increased employee pay rates for existing employees, a 40% increase in rent expense from renting special equipment, apartments and additional vehicles and a 227% increase in professional services resulting from legal fees incurred in our ongoing litigation. We anticipate general and administrative expenses will remain relatively consistent with expenses realized during the three months ended September 30, 2007 in upcoming quarters.

Depletion. Depletion expense for the six months ended September 30, 2007 increased by $1,838,987 or 275% compared to depletion expenses for the six months ended September 30, 2006. The major reason for this increase in depletion expense was the 244% increase in sales volume during the six months ended September 30, 2007 compared to same period of last year. The increase in depletion expense is also attributable to the fact that we drilled additional wells, continued workover on existing wells and developed additional infrastructure during current fiscal quarter.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended September 30, 2007 increased 47% compared to the six months ended September 30, 2006. The increase resulted from purchases of fixed assets during the year.

Income/Loss from Operations. As a result of a 283% increase in revenues during the six months ended September 30, 2007 we realized an income from operations of $12,437,497 compared to a loss from operations of $2,759,108 during the six months ended September 30, 2006. This represents a 551% increase in income from operations during the six months ended September 30, 2007 compared to the six months ended September 30, 2006. In future periods, we believe production rates and oil prices will be such that we will continue to generate sufficient revenue from oil sales to offset our expenses. If, however, production levels or oil prices were to decrease, we may be unable to offset our operating expenses with revenue from production and could experience losses from operations.

Other Income/Expense. During the six months ended September 30, 2007 we realized total other income of $452,604 compared to total other income of $810,212 during the six months ended September 30, 2006. This 44% decrease is largely attributable to a $365,339 decrease in interest income.

Net Income/Loss. For all of the foregoing reasons, during the six months ended September 30, 2007 we realized net income of $8,819,330 or $0.20 per share compared to a net loss of $2,124,409 or $0.05 per share for the six months ended September 30, 2006.

Liquidity and Capital Resources

Funding for our activities has historically been provided by funds raised through the sale of our common stock. From inception on May 6, 2003 through September 30, 2007 we have raised approximately $94.6 million through the sale of our common stock. Additionally during the quarter ended September 30, 2007 we completed the placement of $60 million in principal amount of 5.0% convertible senior notes due in 2012.

Our need for capital is primarily to fund our ongoing operations to meet the drilling requirements of our minimum work program. For the period from inception through September 30, 2007, we have incurred capital expenditures of $133,290,971 for exploration, development and acquisition activities.

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

As noted above, on July 16, 2007 we completed the private placement of US$60 million in principal amount of 5.0% convertible senior notes due 2012 to non-U.S. persons outside of the United States in accordance with Regulation S under the Securities Act and in compliance with the laws and regulations applicable in each country where the placement took place. The Notes carry a 5% coupon and have a yield to maturity of 6.25%. Interest will be paid at a rate of 5.0% per annum on the principal amount, payable semiannually in arrears on January 13 and July 13 of each year, beginning on January 13, 2008.

The Notes are convertible into shares of our common stock. The initial conversion price was set at US$ 7.2094 per share, subject to customary adjustments in certain circumstances, including but not limited to, changes of control and certain future equity financings, but shall not be adjusted below U.S. $6.95.

The Notes are callable after three years at a price equal to 104% of the principal amount thereof plus any accrued and unpaid interest to the date fixed for redemption, subject to the share price trading at least 30% above the conversion price. Holders of the Notes will have the right to require us to redeem all or a portion of their Notes on July 13, 2010 at a price equal to 104% of the principal amount thereof plus any accrued and unpaid interest to the date fixed for redemption. Unless previously redeemed, converted or purchased and cancelled, the Notes will be redeemed by us at a price equal to 107.2% of the principal amount thereof on July 13, 2012. The Notes constitute direct, unsubordinated and unsecured, interest bearing obligations of the Company.

We granted a registration right to the Noteholders. In the event the Notes and the underlying shares of common stock issuable upon the conversion of the Notes (collectively, the “Covered Securities”), have not been registered for resale pursuant to the Securities Act within 200 days after July 13, 2007 we will be required to pay additional interest to the holders of the Covered Securities.

For additional detail regarding the Notes, including adjustments to the initial conversion price and the registration right of the Noteholders and see Note 8 to the Notes to the Unaudited Consolidated Financial Statements, September 30, 2007.

The net proceeds from the Note issuance of approximately $56.2 million will be used to continue our drilling program. We anticipate that even with these funds, and anticipated revenue from operations we will need to obtain additional funding to finance our operations through the end of our exploration activities in July 2009. We are currently negotiating an unsecured revolving credit facility, which we believe, when coupled with anticipated revenue from operations, will provide us sufficient capital to complete our planned exploration activities through July 2009.

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

Cash Flows

During the six months ended September 30, 2007 cash was primarily used to fund exploration and development expenditures. See below for additional discussion and analysis of cash flow.

	Six months ended September 30, 2007	Six months ended September 30, 2006
Net cash provided by/(used in)
operating activities	$ 10,774,828	$ (5,976,166)
Net cash used in investing activities	$ (31,452,902)	$ (16,640,253)
Net cash provided by financing activities	$ 56,210,763	$ 5,758,502

NET CHANGE IN CASH AND CASH
EQUIVALENTS	$ 35,532,689	$ (16,857,917)

Our principal source of liquidity during the quarter ended September 30, 2007 was cash and cash equivalents. At March 31, 2007 cash and cash equivalents totaled approximately $12.2 million. At September 30, 2007 cash and cash equivalents had increased to approximately $47.7 million. During the six months ended September 30, 2007 we spent approximately $30.2 million to fund our drilling and development activities and we received approximately $56.2 million as net proceeds from the issuance of the Notes.

While we anticipate revenue to increase in upcoming quarters as new wells are completed and put into test production, at this time we cannot predict how much our production, and correspondingly, our revenue might increase. At current production rates, we expect that we will need to seek additional debt financing if we are to drill the additional wells we need to support our claims of commercially producible reserves in each field within our contract territory by the end of the term of our exploration contract. While we are in preliminary negotiations with a party to provide us a revolving credit facility, we have not at this time executed any definitive agreements. There is no guarantee that we will be able to secure additional funding on acceptable terms, or at all.

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

Contractual Obligations and Contingencies

The following table lists our significant commitments at September 30, 2007, excluding current liabilities as listed on our consolidated balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital Expenditure Commitment(1)	$ 21,250,000	$12,700,000	$ 8,550,000	$ —	$ —
Due to the Government of the Republic of Kazakhstan(2)	11,344,880	—	11,344,880	—	—
Liquidation Fund	2,574,990	—	2,574,990	—	—
Total	$ 35,169,870	$12,700,000	$22,469,870	$ —	$ —

(1)

Under the terms of our subsurface exploration contract we are required to spend a total of $48.7 million in exploration and development activities on our properties, including a minimum of $12.7 million in 2007, $8.5 million in 2008 and $70 thousand in 2009. As of September 30, 2007, we have spent a total of $124.9 million in exploration and development activities, including $20.2 million through nine calendar months ended September 30, 2007.

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

As of September 30, 2007, we had no off-balance sheet financing arrangements.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Our primary market risks are fluctuations in commodity prices and foreign currency exchange rates. We do not currently use derivative commodity instruments or similar financial instruments to attempt to hedge commodity price risks associated with future crude oil production.

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for crude oil. Prices also affect the amount of cash flow available for capital expenditures and our ability to either borrow or raise additional capital. Price affects our ability to produce crude oil economically and to transport and market our production either through export to international markets or within Kazakhstan. Our first two fiscal quarters 2008 crude oil sales in the international export market were based on prevailing market prices at the time of sale less applicable discounts due to transportation.

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

As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have appealed from the court’s refusal to stay the litigation pending arbitration in Kazakhstan. We have also moved for an order to staying all proceedings in the lower court while the aforementioned appeal is pending. This motion was denied by the lower court and we have made a similar motion before the Court of Appeals. Oral argument on the appeal was held on October 26, 2007. In the meantime, discovery in the case is ongoing. The Magistrate Judge will determine the scope of discovery that will be allowed in this matter.

Other than the foregoing, to the knowledge of management, there is no other material litigation or governmental agency proceeding pending or threatened against the Company or our management.

Item 1A. Risk Factors

In addition to the risk factors disclosed in Item 1A to Part I of our Form 10-K filed on June 14, 2007 and the risk factors disclosed in Item 1A to Part II of our Form 10-Q filed on August 9, 2007 please see the following additional risk factors.

We may not have the funds, or the ability to raise the funds, necessary to repurchase the Notes upon a fundamental change or on any other repurchase date, as required by the trust indenture governing the Notes.

Following (1) a change in control or (2) on July 13, 2010, holders of Notes may require us to repurchase their Notes. We cannot assure you that we will have sufficient financial resources or that we will be able to arrange financing, to pay the repurchase price with respect to any Notes tendered by holders for repurchase on any of these dates or upon a fundamental change.

In addition, restrictions in our then existing indebtedness may not allow us to repurchase the Notes. Our failure to repurchase the Notes when required would result in an event of default with respect to the Notes. Such an event of default could negatively affect the trading price of the Notes and our common stock because the event of default could lead to the principal and accrued but unpaid interest on the outstanding Notes becoming immediately due and payable.

If we violate certain undertakings contained in the trust indenture governing the Notes we could be sued by the noteholders.

In the trust indenture governing the Notes we agreed to a number of undertakings, including but not limited to:

•	maintaining a net debt to equity ratio of no more than 3:5;
•

not creating or allowing to subsist any security interest for the benefit of holders of our debt securities or guarantees of such debt securities upon all, or any part of our respective undertakings, assets or revenues, or those of our material subsidiaries, without at the same time or prior thereto securing the Notes;

•	not making substantial changes to the general nature of our business from that of hydrocarbon exploration and development; and
•

not disposing, and procuring that none of our subsidiaries will dispose, of more than 20% of (i) our rights in the Dolinnoe Field or (ii) any ownership interest that we have in any company holding rights in the Dolinnoe Field.

If we breach the undertakings we agreed to in the note agreements the trustee, on behalf of the noteholders, has the right to institute such proceeding as it deems necessary to enforce the rights of the noteholders.

Conversion of the Notes into our common stock will dilute the ownership interests of existing shareholders, including Noteholders who had previously converted their Notes.

The conversion of some or all of the Notes into our common stock will dilute the ownership interests of existing shareholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our common stock.

Other than the foregoing, there have been no material changes in the risk factors previously described in Item 1A to Part I of our Form 10-K filed on June 14, 2007 or Item 1A to Part II of our Form 10-Q filed on August 9, 2007.

Item 6. Exhibits

Exhibits. The following exhibits are included as part of this report:

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to
Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.

BMB MUNAI, INC.

Date:	November 9, 2007	/s/ Gamal Kulumbetov
Gamal Kulumbetov, Chief Executive Officer

Date:	November 9, 2007	/s/ Sanat Kasymov
Sanat Kasymov, Chief Financial Officer