Form 10-K/A
period 2006-03-31
BMB MUNAI INC
filed 2008-01-10
CIK 924805

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

+7 (3272) 37-51-25/31

(Registrant’s telephone number, including area code)

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

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is an accelerated filer. YES ☐ NO ☒

The registrant’s revenues for its most recent fiscal year: $5,956,731

The aggregate market value of the voting stock held by non-affiliates based on the average bid and ask prices of such stock on June 22, 2006 was approximately $202,301,934.

As of June 22, 2006, the registrant had 43,740,657 shares of its $.001 par value common stock outstanding.

Transitional small business disclosure format (check one) Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE: None

BMB MUNAI, INC.

FORM 10-KSB/A-1

Explanatory Note to Amendment No. 1 to Annual Report on Form 10-K

BMB Munai, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-KSB/A-1 (the “Amendment”) to its Annual Report for the fiscal year ended March 31, 2006, which was filed with the Securities and Exchange Commission on June 29, 2006 (the “Original Annual Report”) in response to certain comments raised by the staff of the Securities and Exchange Commission.

Items 1 and 2 “Business and Properties” of the Original Annual Report is hereby revised to clarify certain disclosures contained in the table disclosing “Proved Reserves” on page 7 hereof, including the removal of certain disclosures of non-GAAP measures to bring the table into conformity with SFAS 69. Certain risk factors have also been revised to more accurately reflect the risk we face in developing our proved undeveloped properties and disclosures.

Item 6 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Annual Report is hereby revised to provide additional disclosure regarding the method used by the Company to calculate its per unit costs and to explain why its per unit cost declined in fiscal 2006. Item 6 is also hereby revised to provide disclosure of the reasons for the year-over-year increase in depletion, depreciation and amortization expenses and to include disclosure regarding the adoption by the Company of SFAS 123(R) and to reflect the revisions to our financial statements as discussed in more detail in the following paragraph.

Item 7 “Financial Statements” of the Original Annual Report is hereby revised to include the auditor’s report relating the financial statements as of and for the year ended March 31, 2005. The “Consolidated Statements of Cash Flows” for the year ended March 31, 2006 of the Original Annual Report is hereby revised to reclassify marketable securities from operating activities to investing activities. Additionally, amounts previously reported as marketable securities were reclassified to be presented as cash equivalents within both the “Consolidated Balance Sheets” and the “Consolidated Statements of Cash Flows” for 2006 and 2005; certain footnote disclosures were revised to reflect this change in classification. The reclassification had no effect on net income. The disclosure is also hereby revised to expand our revenue recognition policy. Other footnote disclosures were revised in response to the SEC comments.

Item 7 “Financial Statements” of the Original Annual Report is also hereby revised to include changes to Note 21 of the Notes to the Consolidated Financial Statements, including a change to the “Costs Incurred” table included in Note 21. In the Original Annual Report we presented “Costs Incurred” on a cumulative basis. In this Second Amendment the table has been revised to present “Costs Incurred” on a yearly basis consistent with Financial Accounting Standard 69. As a result of this change, “Total Costs Incurred” during the years ended March 31, 2006 and 2005 decreased from $68,079,938 and $49,401,710, respectively to $18,678,228 and $36,536,625, respectively.

Item 8A “Disclosure Controls and Procedures” of the Original Annual Report is hereby revised to include disclosure that there were no changes to the Company’s internal controls over financial reporting during the year ended March 31, 2006 that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certification exhibits and Item 13 “Exhibits” have been revised accordingly. Item 13 has also been revised to include the consent of BDO Kazakhstanaudit, LLP to the incorporation by reference of this Amended Annual Report in the Registration Statement of the Company on Form S-3, as amended, currently on file with the Securities and Exchange Commission.

This Amendment speaks only of the original filing date of the Original Annual Report and, except for those Items disclosed in this explanatory note, is unchanged from the Original Annual Report. This Amendment does not reflect events after the filing of the Original Annual Report or modify or update those disclosures affected by subsequent events. Therefore, you should read this Amendment together with our other reports that update and supersede the information contained in this Amendment.

BMB MUNAI, INC.

Unless otherwise indicated by the context, references herein to the “Company”, “BMB”, “we”, our” or “us” means BMB Munai, Inc., a Nevada corporation, and its corporate subsidiaries and predecessors.

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

PART I

Items 1 and 2. Business and Properties

Overview

BMB Munai, Inc. is an independent oil and natural gas company engaged in the exploration, development, acquisition and production of crude oil and natural gas properties in the Republic of Kazakhstan (sometimes also referred to herein as the “ROK” or “Kazakhstan”). We hold a contract that allows us to explore and develop approximately 460 square kilometers in western Kazakhstan. Our contract grants us the right to explore and develop the Aksaz, Dolinnoe and Emir oil and gas fields, referred to herein as “the ADE Block” as well as an area adjacent to the ADE Block referred to herein as “the Extended Territory.” The ADE Block and Extended Territory are collectively referred to herein as “our properties.”

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

Oil and Natural Gas Reserves

The following table sets forth our estimated net proved oil and natural gas reserves and the standardized measure of discounted future net cash flows related to such reserves as of March 31, 2006. We engaged Chapman Petroleum Engineering, Ltd. (“Chapman”), to estimate our net proved reserves, projected future production and the standardized measure of discounted future net cash flows as of March 31, 2006. Chapman’s estimates are based upon a review of production histories and other geologic, economic, ownership and engineering data provided by us. Chapman has independently evaluated our reserves for the past twelve months. In estimating the reserve quantities that are economically recoverable, Chapman used oil and natural gas prices in effect as of March 31, 2006 without giving effect to hedging activities. In accordance with requirements of the Securities and Exchange Commission (the “SEC”) regulations, no price or cost escalation or reduction was considered by Chapman. The standardized measure of discounted future net cash flows is not intended to represent the current market value of our estimated oil and natural gas reserves. The oil and natural gas reserve data included in or incorporated by reference in this document are only estimates and may prove to be inaccurate.

	Proved reserves to be recovered by June 30, 2009(1)		Proved reserves to be recovered after June 30, 2009(1)
	Developed(2)	Undeveloped(3)	Developed(2)	Undeveloped(3)	Total
Oil and condensate (MBbls)(4)	2,064	185	9,104	2,395	13,748
Natural gas (MMcf)	-	-	-	-	-
Total BOE (MBbls)	2,064	185	9,104	2,395	13,748

Standardized Measure of discounted future net cash flows(5) (in thousands of U.S. Dollars)					$102,645

(1)

Under our license with the Republic of Kazakhstan we have the right to sell the oil and natural gas we produce while we undertake exploration stage activities within our licensed territory. As discussed in more detail in “Risk Factors” and “Description of Properties” we have the right to engage in exploration stage activities until June 30, 2009. To retain our rights to produce and sell oil and natural gas after that date, we must apply for and be granted commercial production rights by no later than June 30, 2009. If we are not granted commercial production rights by that time, we would expect to lose our rights to the licensed territory and would expect to be unable to produce reserves after June 30, 2009.

(2)	Proved developed reserves are proved reserves that are expected to be recovered from existing wells with existing equipment and operating methods.
(3)

Proved undeveloped reserves are proved reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

(4)	Includes natural gas liquids.
(5)	The standardized measure of discounted future net cash flows represents the present value of future net cash flow net of all taxes.

Throughout this annual report all references to dollar amounts ($) refer to U.S. dollars unless otherwise indicated.

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

In the course of well testing, when the transfer from object to object occurs, the well must be shut in; oil production ceases for the period of mobilization/ demobilization of the workover rig, pull out of hole, run in hole, perforation, packer installation time, etc. This has the effect of artificially diminishing production rates.

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

Emir-1

This well is not currently producing. We have completed workover operations on this well and the well is currently under inflow stimulation. We plan to conduct acid treatment in this well to improve production. Prior to the workover four producing intervals were tested. Single interval production from this well prior to workover was 40 to 50 bpd.

Cost Information

Capitalized Costs

Capitalized costs and accumulated depletion, depreciation and amortization relating to our oil and natural gas producing activities, all of which are conducted in the Republic of Kazakhstan, are summarized below:

	March 31, 2006	March 31, 2005

Developed oil and natural gas properties	$ 68,079,938	$ 49,401,710
Unevaluated oil and natural gas properties	-	-
Accumulated depletion, depreciation and amortization	(1,396,641)	(229,406)
Net capitalized cost	$ 66,683,297	$ 49,172,304

Exploration, Development and Acquisition Capital Expenditures

The following table sets forth certain information regarding the total costs incurred associated with exploration, development and acquisition activities.

	For the year ended March 31, 2006	For the year ended March 31, 2005

Acquisition costs:
Unproved properties	$ -	$ -
Proved properties	-	19,075,000
Exploration costs	3,453,603	713,220
Development costs	14,368,323	16,687,432
Subtotal	17,821,926	36,475,652
Asset retirement costs	856,302	60,973
Total costs incurred	$ 18,678,228	$ 36,536,625

Oil and Natural Gas Volumes, Prices and Operating Expense

The following table sets forth certain information regarding production volumes, average sales prices and average operating expense associated with our sale of oil and natural gas for the periods indicated.

	For the Year Ended March 31, 2006	For the Year Ended March 31, 2005
Production:
Oil and condensate (Bbls)	242,522	68,755
Natural gas liquids (Bbls)	-	-
Natural gas (Mcf)	-	-
Barrels of oil equivalent (BOE)	242,522	68,755

Sales(1)(2)
Oil and condensate (Bbls)	227,976	64,084
Natural gas liquids (Bbls)	-	-
Natural gas (Mcf)	-	-
Barrels of oil equivalent (BOE)	227,976	64,084

Average Sales Price(2):
Oil and condensate ($ per Bbl)	$ 26.13	$ 15.19
Natural gas liquids ($ per Bbl)	$ -	$ -
Natural gas ($ per Mcf)	$ -	$ -
Barrels of Oil equivalent ($ per BOE)	$ 26.13	$ 15.19

Average oil and natural gas operating expenses including production and ad valorem taxes ($ per BOE)(1)(3)	$ 3.84	$ 6.34

(1) We use sales volume rather than production volume for calculation of per unit cost because not all volume produced is sold during the period. The related production costs were expensed only for the units sold, not produced based on a matching principle of accounting. Therefore, oil and gas operating expense per BOE was calculated by dividing oil and gas operating expenses for the year by the volume of oil sold during the year.

(2) During the years ended March 31, 2006 and 2005, we have not engaged in any hedging activities, including derivatives.

(3) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), expensed workover costs and the administrative costs of field production personnel, insurance and production and ad valorem taxes.

Drilling Activity

The following table sets forth our drilling activity for the years ended March 31, 2006 and March 31, 2005. In the table, “Gross” refers to the total wells in which we have a working interest or back-in working interest after payout and “Net” refers to gross wells multiplied by our working interest therein.

	March 31, 2006		March 31, 2005
	Gross	Net	Gross	Net
Exploratory:
Productive	-	-	-	-
Non-productive	-	-	-	-
Total	-	-	-	-

Development:
Productive	2	2	4	4
Non-productive	-	-	-	-
Total	-	-	-	-
Grand Total	2	2	4	4

Productive Wells

The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of March 31, 2006.

	Company-operated		Non-operated		Total
	Gross	Net	Gross	Net	Gross	Net

Oil	6	6	-	-	6	6
Natural Gas	-	-	-	-	-	-
Total	6	6	-	-	6	6

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

In February 2006 we re-entered the existing Kariman-1 wellbore. Drilling operations were conducted by Oil and Gas Exploration Cracow, Poland. At a depth of 1,660 meters the wellbore was sidetracked due to the poor technical conditions of the well. The sidetracked wellbore was drilled to a depth of 3,364 meters. At that depth the well started flowing oil and gas at such pressure that we were required to halt drilling and increase drilling fluid weight. Heavier drilling fluid caused loss circulation with no returns at 1,160-1,860 meters. We responded to the loss circulation and inflow zones by installing a cement bridge at a depth of 3,094 meters to separate the two zones. We then ran casing to the depth of 3,094 meters which completely isolated the loss circulation zone. The new wellbore was then reamed to a depth of 3,319 meters. Our next activity on the well will be to begin testing an estimated net pay zone of 38 meters in the Upper Triassic sandstone formations located at the depth of 3,167-3,275 meters.

In January 2006 we retained Great Wall Ltd., a Chinese drilling company to deliver two drilling rigs with derrick load capacity of 450 tons and 150 tons respectively. We plan to drill exploratory oil and gas wells in the Dolinnoe field and the Extended Territory using the services of Great Wall Ltd.

In December 2005 we were granted our first export quota from the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan which allowed us to begin exporting oil for sale in the world market in January 2006. We have also been granted export quotas in March, April, May and June 2006. We plan to continue to apply for monthly export quotas. Prior to January 2006, we were limited to selling our test production to the domestic market in Kazakhstan. The price of oil in the domestic market in Kazakhstan is materially lower than the price in the world market.

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

In April 2006 we executed an agreement with Ecotechnic Chemical AG to have Ecotechnic Chemical AG construct a natural gas utilization facility employing Ecotechnic Chemical’s proprietary processing technology. Ecotechnic Chemical AG has completed approximately forty similar projects in the Russian Federation. The facility will be constructed on the exploration license territory. The project is scheduled to be completed by the end of the current calendar year. The processing facility will have initial capacity to process 3,532 mcf per day. The processing capacity can be enlarged at substantially lower incremental cost to meet the requirements of increased field production. Upon completion of construction, the gas utilization plant will be operated as an equal joint venture between us and Ecotechnic Chemical AG. The decision to commence the gas utilization project at the current time is a further step toward transitioning from the exploration stage to the production stage under our license agreement.

Our Properties

RUSSIA
RUSSIA
KAZAKHSTAN
ASTANA
CHINA

Aksaz - Dolinnoe - Emir

Emir
Aksaz
Borly
Dolinnoe
Esen
Kariman

LEGEND

- *OIL WELL*
- *SUSPENDED GAS WELL*
- *FAULT LINES*
- *AREA ASSIGNED OIL RESERVES*
- *AREA OF ADDITIONAL RESOURCE POTENTIAL*

BMB MUNAI, INC.

ADE BLOCK AND EXTENDED LICENSE TERRITORY

MANGISTAU OBLAST, KAZAKHSTAN

ORIENTATION MAP

MARCH 2006 JOB No. 4075 FIGURE No. 1

We currently own a 100% interest in a license to use subsurface mineral resources and a hydrocarbon exploration contract issued by the ROK in 1999 and 2000, respectively (collectively referred to herein as the “license” or the “contract”). The original contract granted its holder the right to engage in exploration and development activities in an area of approximately 200 square kilometers referred to as the ADE Block. The ADE Block is located onshore in Kazakhstan in the Mangistau Oblast, approximately 50 kilometers from the Kazakhstan city of Aktau, a seaport on the Caspian Sea. The ADE Block is comprised of three fields, the Aksaz, Dolinnoe and Emir fields. When initially granted, the exploration and development stage of the contract had a five year term. The time for exploration and development has since been extended to July 9, 2007, and we have the right to seek a two-year extension of our exploration contract. To move from exploration and development to commercial production, we must make application to the ROK before July 9, 2007; or we may apply to extend our exploration contract an additional two years with the application for a commercial production license to be made prior to the expiration of the two-year extension.

During the fiscal year ended March 31, 2005, our exploration contract was expanded to include an additional 260 kilometers of land adjacent to the ADE Block, which we refer to as the “Extended Territory.” The Extended Territory is governed by the terms of the original contract.

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

Under the terms of the contract, we must apply to the ROK for commercial production rights prior to the expiration of our contract, or its extension. The terms of our commercial production rights and royalty rates will be negotiated at the time we move to commercial production. During exploration and development stage, we have the right to produce and sell oil and natural gas at a royalty rate of 2%. When we move to commercial production, the negotiated royalty rates may vary depending on reserves and production rates. Royalty rates are established by the taxing authorities of the ROK and are based on production rates; the rate increases on a sliding scale. Current royalty rates range for 2% to 6%. Commercial production rights may also require that up to 20% of our oil production be sold to the Kazakhstan domestic market at considerably lower prices than we receive in the world export markets, as discussed above.

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

In Kazakhstan, legislation affecting the oil and gas industry is under constant review for amendment or expansion. Pursuant to such legislation, various governmental departments and agencies have issued extensive rules and regulations which affect the oil and gas industry, some of which carry substantial penalties for failure to comply. These laws and regulations can have a significant impact on the industry by increasing the cost of doing business and, consequentially, can adversely affect our profitability. Inasmuch as new legislation affecting the industry is common place and existing laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations.

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

Our business is heavily dependent upon the prices of, and demand for, oil and natural gas production and the level of such production will be subject to wide fluctuations and depend on numerous factors beyond our control, including the following:

•	the domestic and foreign supply of oil and natural gas;
•	the price and quantity of imports of crude oil and natural gas:
•	political conditions and events in other oil-producing and natural gas-
producing countries, including embargoes, continued hostilities in the Middle
East, Iran, Nigeria and other sustained military campaigns, and acts of terrorism or sabotage;

•      the actions of the Organization of Petroleum Exporting Countries, or OPEC;

•	domestic government regulation, legislation and policies;
•	the level of global oil and natural gas inventories;
•	weather conditions;
•	technological advances affecting energy consumption;
•	the price availability of alternative fuels; and
•	overall economic conditions.

Any continued and extended decline in the price of crude oil or natural gas will adversely affect:

•	our revenues, profitability and cash flow from operations;
•	the value of our proved oil and natural gas reserves;
•	the economic viability of certain of our drilling prospects;
•	our borrowing capacity; and
•	our ability to obtain additional capital.

In December 2005 we were granted our first export quota from the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan (“MEMR”) which allowed us to begin exporting oil for sale in the world market in January 2006. We have also been granted export quotas in March, April, May and June 2006. Prior to January 2006, we were limited to selling our test production to the domestic market in Kazakhstan. The price of oil in the domestic market in Kazakhstan is materially lower than the price in the world market. There is no guarantee that the Republic of Kazakhstan will continue to grant us export quotas in the future. In the event we are not granted an export quota in the future, we will be limited to selling our production to the domestic Kazakhstan market, which likely will result in us realizing lower revenue per barrel of oil sold than we would realize in the world market.

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

Twenty percent of our proven properties are undeveloped; therefore the risk associated with our success is greater than would be the case if all of our properties were categorized as “proved developed producing.”

Because a portion of our proved reserves (approximately 20%) are “Proved Undeveloped” additional capital for the drilling and completion of an additional well will be required before these reserves become productive. Further, because of the inherent uncertainties associated with drilling for oil and gas, this well may never be developed to the extent that it develops into positive cash flow. Even if we are successful in our development efforts, it could take several years to achieve positive cash flow from our proved undeveloped reserves.

We will be unable to produce up to 94% of our proved reserves if we are not able to extend our current contract or obtain a new contract from the Republic of Kazakhstan, which would likely require us to terminate our operations.

Under our current contract for exploration of hydrocarbons, we have the right to produce oil and gas only until July 2007, yet 94% of our proved reserves are scheduled to be produced after July 2007. We have the ability to extend our current exploration contract to July 2009. We also have the exclusive right to negotiate a commercial production contract as per the terms of our exploration contract. If, however, we are unable to obtain a commercial production contract prior to the expiration of our exploration contract, we will lose our right to produce the reserves on our current properties. If we are unable to produce those reserves, we will be unable to realize revenues and earnings and to fund operations and we would most likely be unable to continue as a going concern.

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

If we are successful in establishing commercially producible reserves on our properties, an application will be made for a commercial production contract. We have the exclusive right to negotiate this contract for the ADE Block and Extended Territory, and the government is required to conduct these negotiations under the “Law of Petroleum.”  Such contracts are customarily awarded upon determination that the field is capable of commercial rates of production and that we have complied with the other terms of our license and exploration contract. The terms of the commercial production contract will establish the royalty and other payments due to the government in connection with commercial production. At the time the commercial production contract is issued, we will be required to begin repaying the government its historical investment costs of exploration and development of the ADE Block and the Extended Territory. Our obligation associated with the ADE Block is approximately $6 million. Our obligation associated with the Extended Territory has not yet been determined and is currently being negotiated. If satisfactory terms for commercial production rights cannot be negotiated, it could have a material adverse effect on our financial position.

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

We also maintain administrative office in Salt Lake City, Utah. The address is 324 South 400 West, Suit 225, Salt Lake City, Utah 84101, USA.

Reports to Security holders

We file Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and other items with the Securities and Exchange Commission (SEC). We provide free access to all of these SEC filings, as soon as reasonably practicable after filing, on our Internet web site located at www.bmbmunai.com. In addition, the public may read and copy any documents we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E. , Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains its Internet site www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers like BMB Munai.

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

Our shares are currently traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol BMBM. As of June 22, 2006, we had approximately 620 shareholders of record holding 43,740,657 shares of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We believe that, in addition, there are beneficial owners of our common stock whose shares are held in street name and, consequently, we are unable to determine the actual number of beneficial holders of our common stock.

Of the issued and outstanding common stock, approximately 9,553,445 are free trading, the balance are “restricted securities” as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission.

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

Cash Dividends

During the fiscal year ended March 31, 2006, the Company did not pay, nor declare, any dividends. The Company’s ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation’s assets exceed it liabilities and it is able to pay its debts as they become due in the usual course of business. The Board of Directors does not, however, anticipate paying any dividends in the foreseeable future; it intends to retain the earnings that could be distributed, if any, for the operations, expansion and development of its business.

Securities for Issuance Under Equity Compensation Plans

As of June 22, 2006, shares of our common stock were subject to issuance upon the exercise of outstanding options or warrants as set forth below.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (c)
Equity compensation plans approved by security holders	1,173,583	$5.32	2,805,000
Equity compensation plans not approved by security holders	142,857	$3.50	-0-
Total	1,356,440	$5.12	2,805,000

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

On July 18, 2005 our Board of Directors approved stock option grants and restricted stock awards under our 2004 Stock Incentive Plan subject to acceptance of those grants by the parties to whom they were granted. The total number of options and restricted stock grants was 820,783 and 469,217, respectively. The options are exercisable at a price of $4.75, the closing price of the Company’s common stock on the OTCBB on July 18, 2005. The options will expire five years from the grant date. Of the restricted stock grants, 389,217 vested immediately. The remaining shares will vest to the three individuals to whom they were granted in equal amounts upon the one year, two year and three year anniversaries of their employment with the Company. Among the parties receiving stock options and restricted stock grants were the following executive officers and directors:

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

During January 2006, we entered into a separation agreement with our former CFO, Anuar Kulmagambetov, to issue Mr. Kulmagambetov 50,000 restricted common shares of the Company; and an option to purchase up to 100,000 shares of the Company’s restricted common stock at $7.40 per share expiring five years from the date of grant. Mr. Kulmagambetov’s resignation was not the result of any disagreement with the Company on any matter relating to our operations, policies or practices.

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

Forward-Looking Statements

Certain of the statements contained herein as well as in all parts of this document including, but not limited to, those relating to our drilling plans, future expenses, changes in wells operated and reserves, future growth and expansion, future exploration, future seismic data, expansion of operations, generation of new prospects, successful acquisition of a commercial production license, review of outside generated prospects and acquisitions, additional reserves and reserve increases, management of our asset base, expansion and improvement of capabilities, integration of new technology into operations, availability of credit facilities, new prospects and drilling locations, future capital expenditures and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected cash flows from operations, future commodity prices, expectations of timing, the outcome of legal proceedings, satisfaction of contingencies, the impact of any change in accounting policies on our financial statements, the number, timing or results of any wells, the plans for timing, interpretation and results of new or existing seismic surveys or seismic data, future production or reserves, future acquisitions of leases, lease options or other land rights, management’s assessment of internal control over financial reporting, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts contained in this report are forward-looking statements. When used in this document, words like “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “predict,” “may,” “should,” “could,” “will” and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs and other factors detailed herein and in our other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations

This section includes a discussion of our results of operations for the fiscal years ended March 31, 2006 and 2005. The following table sets forth selected operating data for the fiscal years indicated:

	For the year ended March 31, 2006	For the year ended March 31, 2005
Revenues:
Oil and gas sales	$ 5,956,731	$ 973,646

Expenses:
Oil and gas operating(1)	875,319	406,361
Depletion	1,167,235	229,406
Depreciation and amortization	133,148	66,451
Accretion	5,602	-
General and administrative	9,724,597	4,060,962

Net Production Data:
Oil (Bbls)	242,522	68,755
Natural gas (Mcf)	-	-
Barrels of Oil equivalent (BOE)	242,522	68,755

Net Sales Data(1):
Oil (per Bbl)	227,976	64,084
Natural gas (Mcf)	-	-
Barrels of Oil equivalent	227,976	64,084

Average Sales Price:
Oil (per Bbl)	26.13	15.19
Natural gas (per Mcf)	-	-
Equivalent price (per BOE)	26.13	15.19

Expenses ($ per BOE) (1):
Oil and gas operating(2)	3.84	6.34
Depreciation, depletion and
amortization(3)	5.12	3.58

(1)

We use sales volume rather than production volume for calculation of per unit cost because not all volume produced is sold during the period. The related production costs were expensed only for the units sold, not produced, based on a matching principle of accounting. Therefore, oil and gas operating expense per BOE was calculated by dividing oil and gas operating expenses for the year by the volume of oil sold during the year.

(2)	Includes transportation cost, production cost and ad valorem taxes.
(3)	Represents depletion of oil and gas properties only.

Year ended March 31, 2006 compared to the year ended March 31, 2005.

Revenue and Production

The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the year ended March 31, 2006 and the year ended March 31, 2005.

			Fiscal Year ended March 31, 2006 compared to the Fiscal Year ended March 31, 2005
	For the Fiscal	For the Fiscal	$	%
	Year ended	Year ended	Increase	Increase
	March 31, 2006	March 31, 2005	(Decrease)	(Decrease)

Production volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	242,522	68,755	173,767	253%
Barrels of Oil equivalent (BOE)	242,522	68,755	173,767	253%

Average Sales Price(1)
Natural gas ($ per Mcf)	$ -	$ -	$ -	-
Natural gas liquids ($ per Bbl)	$ -	$ -	$ -	-
Oil and condensate ($ per Bbl)	$ 26.13	$ 15.19	$ 10.94	72%
Barrels of Oil equivalent ($ per BOE)	$ 26.13	$ 15.19	$ 10.94	72%

Operating Revenue:
Natural gas	$ -	$ -	$ -	-
Natural gas liquids	$ -	$ -	$ -	-
Oil and condensate	$ 5,956,731	$ 973,646	$ 4,983,085	512%
Gain on hedging and derivatives(2)	$ -	$ -	$ -	-

(1)	At times, we may produce more barrels than we sell in a given period. The average sales price is calculated based on the average sales price per barrel sold, not per barrel produced.
(2)	We did not engage in hedging transactions, including derivatives during the fiscal years ended March 31, 2006 and 2005.

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

Oil and Gas Operating Expenses. During the fiscal year ended March 31, 2006, we incurred $875,319 in oil and gas operating expenses compared to $406,361 during the year ended March 31, 2005. Oil and gas operatingexpenses increased due to increased production. During the year ended March 31, 2006 production volume increased by 173,767 barrels or 253% compared to the year ended March 31, 2005. Such increase led to hiring more production and maintenance personnel and a corresponding payroll increase during the year ended March 31, 2006 of 34% compared to the year ended March 31, 2005. Increased production also led to an increase in the royalty paid to the Government of 217% during the year ended March 31, 2006 compared to the year ended March 31, 2005. As discussed above, another result of increased production was a $314,406 or 151% increase in transportation expenses during the year ended March 31, 2006 compared to the year ended March 31, 2005. We expect oil and gas operating expenses to continue to increase in the upcoming fiscal year as revenue continues to increase.

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

This decrease in expense per BOE produced is due to the fact that we significantly increased our sales volume in fiscal 2006. In fiscal 2005, we sold 64,084 barrels of oil, while oil and gas operating expenses were $406,361. By contrast, in fiscal 2006 we sold 227,976 barrels of oil, while oil and gas operating expenses were $875,319. As expense per BOE is a function of total expense divided by the number of barrels of oil sold, the 256% increase in sales volume more than offset the 115% increase in expenses resulting in the 49% decrease in oil and gas operating expense per BOE.

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

Depletion. Depletion expenses for the year ended March 31, 2006 increased by $937,829 compared to depletion expenses for the year ended March 31, 2005. The major reason for this increase in depletion expense is due to both sales and production volumes increasing over 200% in fiscal 2006 compared to fiscal 2005. The increase in depletion expense is also attributable to the fact that we significantly increased our capitalized cost base by drilling additional wells, continued workover on existing wells and developed additional infrastructure during fiscal 2006.

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

Other Income. During the fiscal year ended March 31, 2006 we realized total other income of $639,880 compared to $503,565 during the fiscal year ended March 31, 2005. This 27% increase in other income is largely attributable to a $416,860 increase in interest income, a $252,767 increase in unrealized gains on marketable securities and a $51,811 increase in realized gain on marketable securities. During the year ended March 31, 2006 we received approximately $55 million for securities sold during a private placement transaction completed in December 2005. Therefore, at times during the year, we had funds that were not being used in operations that we invested in deposits and marketable securities. This income is partially offset by a $513,068 increase in exchange loss resulting from fluctuations of foreign currency rates against the U.S. Dollar and a $72,055 increase in other expenses. We anticipate the funds held in deposits and marketable securities will be used to fund our operations and therefore expect interest income and gains from marketable securities, both realized and unrealized, to decrease in the next twelve months.

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

Liquidity and Capital Resources

Funding for our activities has historically been provided by funds raised through the sale of our common stock. From inception on May 6, 2003 through March 31, 2006, we have raised $94,626,926 through the sale of our common stock. As of March 31, 2006, we had cash and cash equivalents on hand of $51,141,732. We anticipate our capital resources in the upcoming twelve months will likewise consist primarily of revenue from the sale of oil and gas recovered.

Our need for capital, except for funding our ongoing operations, is primarily related to the potential acquisition of additional oil and gas properties. For the period from inception on May 6, 2003 through March 31, 2006, we have incurred capital expenditures of $66,683,297 for exploration, development and acquisition activities.

Cash Flows

During the fiscal year ended March 31, 2006 cash was primarily used to fund exploration and development expenditures. We had a net increase in cash and cash equivalents of $41,152,100 during the current fiscal year. See below for additional discussion and analysis of cash flow.

	Twelve months ended March 31, 2006	Twelve months ended March 31, 2005

Net cash used in operating activities	$ (834,908)	$ (1,415,004)
Net cash used in investing activities	(18,421,553)	(18,001,879)
Net cash provided by financing activities	60,408,561	27,280,160

NET INCREASE IN CASH AND CASH EQUIVALENTS	$ 41,152,100	$ 7,863,277

Our primary source of cash has been cash flows from equity offerings. During the fiscal year ended March 31, 2006 we realized $57,410,892 from the sale of our common stock. We primarily used this cash to fund our capital expenditures and invest into debt securities. Debt securities were purchased for speculative purposes to have a short-term income from market fluctuations. Throughout the next fiscal year we plan to sell debt securities out and use cash to fund our capital expenditures. At March 31, 2006 we had cash and cash equivalents on hand of $51,141,732.

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

Contractual Obligations and Contingencies

The following table lists our significant commitments at March 31, 2006, excluding current liabilities as listed on our consolidated balance sheet:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital Expenditure Commitment(1)	$ 10,500,000	$ 6,000,000	$ 4,500,000	-	-
Due to the Government of the Republic of Kazakhstan(2)(3)	$ 5,994,200	-	$ 5,994,200	-	-
Due to Reservoir Consultants(4)	$ 500,000	$ 500,000	-	-	-
Liquidation Fund	$ 924,592	-	$ 924,592	-	-
Total	$ 17,918,792	$ 6,500,000	$ 11,418,792	-	-

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

(2)   In connection with our acquisition of the oil and gas contract covering the ADE Block, we are required to repay the ROK for historical costs incurred by it in undertaking geological and geophysical studies and infrastructure improvements. The repayment terms of this obligation will not be determined until such time as we apply for and are granted commercial production rights by the ROK. Under our contract, if we wish to commence commercial production, we must apply for such right prior to the expiration of our exploration and development rights in July 2007, or we must apply for a two-year extension of our exploration license. We have the exclusive right to negotiate for commercial production rights with the ROK, and the ROK is required to conduct the negotiations under the Law of Petroleum in Kazakhstan. Although we can apply for commercial production rights at any time, we enjoy certain benefits under our contract that currently make it more economically advantageous for us to continue exploration and development activities at this time. At this time, we anticipate that we will apply for a two extension of our exploration license during the first half of the 2007 calendar year. This would give us an additional two years to explore and prove up our properties before we apply for commercial production rights. Should we decide not to pursue a commercial production contract, we can relinquish the ADE Block to the ROK in satisfaction of this obligation.

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

Recently Issued Accounting Pronouncements

In December 2004 the FASB issued Statement No. 123R, “Share-Based Payment”, a revision of FASB Statement No. 123, Accounting of Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement is effective for public entities that do not file as small business issuers—as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and for public entities that file as small business issuers—as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company applied FASB Statement No. 123R for accounting for transaction in which the Company exchanged its equity instruments for services.

In March 2005, the FASB issued an interpretation of Statement No. 143, “Accounting for Asset Retirement Obligations”. This interpretation clarifies that the term “conditional asset retirement obligation “ as used in the Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exist. Statement No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This interpretation also clarifies when an entity would have sufficient information to reasonable estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years after December 15, 2005. Management does not expect FASB interpretation to the Statement No. 143 to have an impact to the Company’s consolidated financial position or consolidated results of operations and cash flows.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB Statement No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005. Management does not anticipate this statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after September 15, 2006. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets”, an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after September 15, 2006. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Our principal executive officer and our principal financial officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by it in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The above individuals will serve as our officers and/or directors. A brief description of their background and business experience follows:

Boris Cherdabayev. Mr. Cherdabayev joined BMB Holding, Inc., and assumed his current positions in May 2003. From May 2000 to May 2003, Mr. Cherdabayev served as Director at LLP TengizChevroil, LLP a multination oil and gas company owned by Chevron, ExxonMobil, KazMunayGas and LukOil. From 1998 to May 2000, Mr. Cherdabayev served as a member of the Board of Directors, Vice-President of Exploration and Production and Executive Director on Services Projects Development for at NOC “Kazakhoil”, an oil and gas exploration and production company. From 1983 to 1988, he served as a people’s representative at Novouzen City Council (Kazakhstan) and from 1994 to 1998; he served as a people’s representative at Mangistau Oblast Maslikhat (regional level legislative structure) and a Chairman of the Committee on Law and Order. For his achievements Mr. Cherdabayev has been awarded with a national “Kurmet” order. Mr. Cherdabayev earned an engineering degree from the Ufa Oil & Gas Institute, with a specialization in “machinery and equipment of oil and gas fields” in 1976. Mr. Cherdabayev also earned an engineering degree from Kazakh Polytechnic Institute, with a specialization in “mining engineer on oil and gas fields’ development.” During his career he also completed an English language program in the USA, the CHAMP Program (Chevron Advanced Management Program) at Chevron Corporation offices in San Francisco, CA, USA, and the CSEP Program (Columbia Senior Executive Program) at Columbia University, New York, NY USA. Mr. Cherdabayev is not a director or nominee of any other reporting company.

Georges Benarroch. Mr. Benarroch has been a member of the Investment Dealer Association of Canada and has served as the president and chief executive officer of Euro Canadian Securities Limited and its successor company, Credifinance Securities Limited, an institutional investment bank, based in Toronto, a member of the Toronto Stock Exchange and the Montreal Exchange since 1982. Credifinance Securities Limited has been one of the North American pioneers in providing investment banking and equity research coverage of companies in the Former Soviet Union (“FSU.”) Since 1994, Credifinance Securities Limited has acted as agent and/or underwriter, stock exchange sponsor, and introducing broker for a number of companies operating in the FSU and was instrumental in supporting Hurricane Hydrocarbons (now PetroKazakhstan) and Transmeridian Exploration through their early stages of development. Mr. Benarroch is also the president and chief executive officer of Credifinance Capital Inc. based in Toronto, Canada and Credifinance Capital Corp. based in Palm Beach, Florida, both companies specialized in proprietary trading, private equity funding and venture capital. Since 1994, he has also served as president and chief executive officer of InterUnion Financial Corporation, a “business bank”, which in 1996 created InterUnion Asset Management, a Canadian money management firm with over $1.5 billion under management prior to being sold in 2001. Mr. Benarroch graduated from the Faculte de Droit in Toulouse (France), with a B.Sc. degree from the Universite de Montreal (Canada) in 1970. He received a M.Sc. International Relations and Economic Development from both the Faculte de Droit de Nice (France) and the Institut des Hautes Etudes Internationales, in 1972 and 1972 respectively. Mr. Benarroch completed a Doctorat de Droit (III cycle) at the Universite de Paris (France) in 1974. Mr. Benarroch is not a director or nominee of any other reporting company.

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

Adam Cook. Mr. Cook graduated from the University of Utah with a B.S. degree in Business Administration, with a minor in English in 1999. Mr. Cook’s work experience includes working for Intermountain Piping Supply (IPS), a polyurethane pipe and fitting supply company and Vinson Supply a Pipe Valve and Fitting supply company where he held various positions of responsibility including sales and customer support. Mr. Cook also worked at Phillips Petroleum oil refinery located in Woods Cross, Utah, where he worked with a team of laborers to bring several environmental concerns to current standards. From 2000 through 2003, Mr. Cook’s principal business activities included working as an independent business consultant to Poulton & Yordan, a Salt Lake City based law firm that specializes in counseling public companies. Since 2003, Mr. Cook has been primarily self-employed providing consulting services to public entities regarding mergers, acquisitions and contract review. Mr. Cook is not a director or nominee of any reporting company.

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

Board Committees

Our board of directors has established an audit committee, whose principal functions are to assist the board in monitoring the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, the performance of our independent registered public accounting firm and our compliance with legal and regulatory requirements. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, to approve the compensation paid to our independent registered public accounting firm and to oversee our internal audit function. The audit committee is comprised of two independent directors, Troy Nilson and Valery Tolkachev, with Mr. Nilson acting as chairman. Our board of directors has determined that Mr. Nilson qualifies as an “audit committee financial expert” under the rules of the SEC adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002. Mr. Nilson and Mr. Tolkachev each qualifies as “independent” in accordance with the applicable regulations adopted by the SEC.

Our board of directors has also established a compensation committee. The principal function of the compensation committee is to make recommendations regarding compensation of the Company’s officers. The compensation of our chief executive officer is recommended to the board (in a proceeding in which our chief executive officer does not participate) by the compensation committee. Our compensation committee is comprised of three independent directors consisting of Troy Nilson, Valery Tolkachev and Stephen Smoot. Compensation for all other officers is also recommended to the board for determination, by the compensation committee.

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

SUMMARY COMPENSATION TABLE

					Long Term		Compensation
	Annual Compensation				Awards		Payouts
					Restricted		LTIP
Name & Principal				Other Annual	Stock	Options	Payout	All Other
Position	Year	Salary	Bonus	Compensation	Awards	/SARs #	($)	Compensation

Boris Cherdabayev	2006	$310,502	$-0-	$-0-	189,744	410,256	$-0-	$-0-
CEO and Director	2005	200,558	-0-	-0-	-0-	--	-0-	-0-
	2004	10,000	105,000	-0-	-0-	--	-0-	-0-

Sanat Kasymov	2006	105,574	-0-	-0-	30,000	--	-0-	-0-
CFO

Anuar Kulmagambetov	2006	188,525	-0-	-0-	157,368	332,632	-0-	-0-
Former CFO (1)	2005	185,667	-0-	-0-	-0-	--	-0-	-0-

Alexandre Agaian	2006	165,600	-0-	-0-	70,526	--	-0-	-0-
Former Director,	2005	230,122	-0-	-0-	-0-	--	-0-	-0-
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

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

We currently have no employment contracts with any of our named executive officers. In July 2005 Alexandre Agaian, former President/co-CEO and director, received $116,861 in cash and a restricted stock grant of 70,526 common shares in connection with his separation from the Company. In January 2006, we entered into a separation agreement with Anuar Kulmagambetov, our former CFO, pursuant to which we agreed to pay Mr. Kulmagambetov $123,776 in cash, granted him a restricted stock grant of 50,000 common shares and an option to purchase up to 100,000 restricted common shares at $7.40 per share. Except as stated above, in the past three years no other executive officer has received any amounts in connection with his resignation, retirement, or other termination. No executive officer received any amounts in the last three years in connection with a change in control of the Company of a change in the executive officer’s responsibilities after a change in control.

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
	Anchorage Center, Second Floor
	P.O. Box 10243 APO
	Grand Cayman, Cayman Islands
	BWI

All executive officers and directors		7,579,923	16.9%
as a group (8 persons)

	TOTAL	16,906,730	37.9%

* Less than 1%.

(1) Mr. Baiseitov holds 1,714,286 shares in his own name and 2,552,891 shares in the name of MB-Invest LLC, a Kazakhstan limited company, in which Mr. Baiseitov holds a 100% interest and therefore may be deemed to have voting and investment power over the shares held by MB-Invest LLC.

(2) The shares attributed to Mr. Benarroch include: i) 452,083 shares held of record by Credifinance Capital Corp., which are included in this registration statement. Mr. Benarroch is the president of Credifinance Capital Corp., and therefore may be deemed to be the beneficial owner of those shares; ii) an immediately exercisable options to acquire 142,857 shares of our common stock held of record in the name of Credifinance Securities, Ltd. As the CEO of Credifinance Securities, Ltd., Mr. Benarroch may be deemed to be the beneficial owner of those shares; iii) an immediately exercisable option to acquire 68,421 shares of our common stock held of record by Mr. Benarroch’s; and iv) 41,579 shares of common stock held of record by Mr. Benarroch.

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

Item 12. Certain Relationships and Related Transactions.

The transactions described below were carried out on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties in arm’s length negotiations, however, because the transactions were with parties that may be deemed to be affiliates, it is possible that we would have obtained different terms from a truly unaffiliated third-party.

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

During 2005 and 2006, we have retained the services of several entities, including KazMorGeofizika CJSC, PE Blinder and PE Kunayeva to provide us with geophysical research, drilling and other services. Each of these entities may be deemed to be affiliated with BMB through Mirgali Kunayev, who served as a BMB director from November 2003 through January 13, 2005, and continues to be a BMB shareholder. Mr. Kunayev was or is an officer and/or director of KazMorGeofizica at the time these services were rendered or contracted for. Mr. Kunayev’s sister owns PE Kunayeva. Mr. Kunayev’s wife owns PE Blinder. During the years ended March 31, 2006 and 2005 expenses for those services totaled to $50,136 and $123,843.

Information regarding transactions with related parties are also disclosed in Note 17 to our Consolidated Financial Statements.

Item 13. Exhibits.

Exhibits. The following exhibits are included as part of this report:

Exhibit 21.1	Subsidiaries
Exhibit 23.1	Consent of Chapman Petroleum Engineering Ltd., Independent Petroleum Engineers
Exhibit 23.2	Consent of BDO Kazakhstanaudit, LLP, Independent Registered Public Accounting Firm
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services

BDO Kazakhstanaudit served as our independent registered public accounting firm for the year ended March 31, 2006 and 2005, and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for us by BDO Kazakhstanaudit for the year ended March 31, 2006 and 2005, is summarized as follows:

	2006	2005

Audit	$168,645	$149,343
Audit related	-	-
Tax	-	-
All other	-	-

Total	$168,645	$149,343

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

BMB MUNAI, INC.

Date: January 4, 2008	/s/ Gamal Kulumbetov
Gamal Kulumbetov Chief Executive Officer

BMB MUNAI, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2006 and 2005

TABLE OF CONTENTS
Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
MARCH 31, 2006 AND 2005

Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Shareholders’ Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6

SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND
NATURAL GAS EXPLORATION DEVELOPMENT AND
PRODUCTION ACTIVITIES (UNAUDITED)	F-28

Report of Independent Registered Public Accounting Firm

The Board of Directors

BMB Munai, Inc.

We have audited the accompanying consolidated balance sheets of BMB Munai, Inc. as of March 31, 2006 and March 31, 2005, and the related consolidated statements of loss, shareholders’ equity, and cash flows for the years ended March 31, 2006 and March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BMB Munai, Inc. at March 31, 2006 and at March 31, 2005 and the consolidated results of its operations and its cash flow for the years ended March 31, 2006 and March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Kazakhstanaudit, LLP

June 26, 2006

Almaty, Kazakhstan

BMB MUNAI, INC

CONSOLIDATED BALANCE SHEETS

	Notes	March 31, 2006	March 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	6	$ 51,141,732	$ 9,989,632
Marketable securities	7	-	788,921
Trade accounts receivable		1,675,202	132,400
Inventories	8	3,239,947	3,227,411
Prepayments for materials		712,526	589,944
Prepaid expenses and other assets, net	9	566,920	2,364,596
Total current assets		57,336,327	17,092,904

LONG TERM ASSETS
Oil and gas properties, full cost method, net	10	66,683,297	49,172,304
Other fixed assets, net	11	1,020,951	683,459
Intangible assets, net	12	49,656	14,435
Long term VAT recoverable		1,335,971	1,217,751
Restricted cash	16	156,454	60,973
Total long term assets		69,246,329	51,148,922

TOTAL ASSETS		$ 126,582,656	$ 68,241,826

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$ 3,629,338	$ 5,844,639
Due to reservoir consultants	13	500,000	278,000
Taxes payable		145,406	333,063
Due to Astana Fund	14	-	250,000
Accrued liabilities and other payables		349,231	291,969
Total current liabilities		4,623,975	6,997,671

LONG TERM LIABILITIES
Due to reservoir consultants	13	-	222,000
Liquidation fund	15	924,592	60,973
Deferred income tax liabilities	4	6,405,285	6,370,242
Total long term liabilities		7,329,877	6,653,215

COMMITMENTS AND CONTINGENCIES	19	-	-

SHAREHOLDERS’ EQUITY
Share capital	17	42,224	30,514
Additional paid in capital	17	123,831,007	58,460,520
Accumulated deficit		(9,244,427)	(3,900,094)
Total shareholders’ equity		114,628,804	54,590,940

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 126,582,656	$ 68,241,826

See notes to the consolidated financial statements.

BMB MUNAI, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Notes	Year ended March 31, 2006	Year ended March 31, 2005

REVENUES	3	$ 5,956,731	$ 973,646

EXPENSES
Oil and gas operating		875,319	406,361
General and administrative		9,724,597	4,060,962
Depletion		1,167,235	229,406
Amortization and depreciation		133,148	66,451
Accretion expenses		5,602	-

Total expenses		11,905,901	4,763,180

LOSS FROM OPERATIONS		(5,949,170)	(3,789,534)

OTHER INCOME (EXPENSE)
Realized gain on marketable securities		236,878	185,067
Unrealized loss on marketable securities		-	(252,767)
Foreign exchange (loss) / gain, net		(13,547)	499,521
Interest income, net		434,659	17,799
Other (expense) / income, net		(18,110)	53,945
Total other income		639,880	503,565

LOSS BEFORE INCOME TAXES		(5,309,290)	(3,285,969)

INCOME TAX EXPENSE	4	(35,043)	(343)

NETLOSS		$ (5,344,333)	$ (3,286,312)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	5	34,867,642	26,948,437
LOSS PER COMMON SHARE (BASIC AND DILUTED)	5	$ (0.15)	$ (0.12)

See notes to the consolidated financial statements.

BMB MUNAI, INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Notes	Number of shares	Share capital	Additional paid-in capital	Accumulated deficit	Total

At March 31, 2004		20,429,421	$20,429	$12,115,445	$(613,782)	$11,522,092

Common stock issued in exchange of 30% shares of Emir Oil LLC	17	3,500,000	3,500	19,071,500	-	19,075,000
Common stock issued in private placements	17	6,584,340	6,585	27,273,575	-	27,280,160
Common stock issued for subscription	17	1,101,000	1,101	5,503,899	-	5,505,000
Subscription receivable	17	(1,101,000)	(1,101)	(5,503,899)	-	(5,505,000)
Net loss for the year		-	-	-	(3,286,312)	(3,286,312)

At March 31, 2005		30,513,761	$ 30,514	$ 58,460,520	$ (3,900,094)	$ 54,590,940

Common stock issued in private placements	17	10,267,667	10,268	57,400,624	-	57,410,892
Options and warrants exercised	17	902,514	902	2,996,767	-	2,997,669
Stock grants and stock options issued	17	539,743	540	4,973,096	-	4,973,636
Net loss for the year		-	-	-	(5,344,333)	(5,344,333)

At March 31, 2006		42,223,685	$ 42,224	$123,831,007	$ (9,244,427)	$ 114,628,804

See notes to the consolidated financial statements.

BMB MUNAI, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Notes	Year ended March 31, 2006	Year ended March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$ (5,344,333)	$ (3,286,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	10	1,167,235	229,406
Depreciation and amortization		133,148	66,451
Accretion expenses	15	5,602	-
Provision for doubtful accounts	9	66,401	129,051
Minority interest in operations of subsidiary		-	(82,134)
Deferred income tax expense	4	35,043	343
Stock based compensation expense	17	4,800,954	-
Stock issued for services	17	172,682	-
Unrealized loss on marketable securities		-	252,767
Changes in operating assets and liabilities
Decrease in marketable securities		788,921	1,837,448
Increase in trade accounts receivable		(1,542,802)	(132,400)
Increase in inventories		(12,536)	(3,043,527)
Decrease / (increase) in prepaid expenses and other assets		1,490,473	(3,758,022)
(Decrease) / increase in liabilities		(2,595,696)	6,371,925

Net cash used in operating activities		(834,908)	(1,415,004)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of oil and gas properties	10	(17,759,232)	(17,411,861)
Acquisition of other fixed assets	11	(508,339)	(536,700)
Acquisition of intangible assets	12	(58,501)	(12,345)
Restricted cash	16	(95,481)	(40,973)

Net cash used in investing activities		(18,421,553)	(18,001,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	17	57,410,892	27,280,160
Proceeds from exercise of common stock options and warrants		2,997,669	-

Net cash provided by financing activities		60,408,561	27,280,160

NET CHANGE IN CASH AND CASH EQUIVALENTS		41,152,100	7,863,277
CASH AND CASH EQUIVALENTS at beginning of year		9,989,632	2,126,355
CASH AND CASH EQUIVALENTS at end of year		$ 51,141,732	$ 9,989,632

Significant non cash transactions:
Oil and gas properties liquidation fund		$ 863,619	$ -
Accrual of liabilities to Astana Fund		-	250,000
Acquisition of 30% of Emir Oil LLP by issuance of 3,500,000 shares of common stock		-	$ 19,075,000

See notes to the consolidated financial statements.

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

These consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”).

Emir Oil LLP maintains its accounting records in Kazakhstan Tenge and prepares separate statutory financial statements in accordance with accounting legislation in the Republic of Kazakhstan. Statutory accounting principles and procedures in Kazakhstan differ from accounting principles generally accepted under US GAAP. Accordingly, the accompanying Consolidated Financial Statements, which include Emir Oil LLP’s statutory accounting records, reflect adjustments necessary for such financial statements to be presented in accordance with US GAAP.

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

Licenses and contracts

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

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications

Certain reclassifications have been made in the financial statements for the year ended March 31, 2005 to conform to the March 31, 2006 presentation. The reclassifications had no effect on net income.

In the Consolidated Balance Sheet as of March 31, 2006 marketable securities in the amount of $33,095,609 were reclassified to cash equivalents. The reclassification had no effect on net income.

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent accounting pronouncements

In March 2005, the FASB issued an interpretation of Statement No. 143, “Accounting for Asset Retirement Obligations”. This interpretation clarifies that the term “conditional asset retirement obligation “ as used in the Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exist. Statement No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This interpretation also clarifies when an entity would have sufficient information to reasonable estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years after December 15, 2005. Management does not expect FASB interpretation to the Statement No. 143 to have an impact to the Company’s consolidated financial position or consolidated results of operations and cash flows.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB Statement No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005. Management does not anticipate this statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after September 15, 2006. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets”, an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after September 15, 2006. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

3.	REVENUES

	Year ended March 31, 2006	Year ended March 31, 2005

Domestic sales	$ 4,364,416	$ 973,646
Export sales	1,592,315	-
	$ 5,956,731	$ 973,646

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES

The income tax charge in the Consolidated Statements of Operations comprised:

	Year ended March 31, 2006	Year ended March 31, 2005

Current tax expense	$ -	$ -
Deferred tax expense	35,043	343
	$ 35,043	$ 343

Relationship between tax expenses and accounting loss for the years ended March 31, 2006 and 2005 is explained as follows:

	Year ended March 31, 2006	Year ended March 31, 2005

Loss before income taxes	$ (5,309,290)	$ (3,285,969)
Expected tax provision	(1,592,787)	(985,791)
Add tax effect of:
Permanent differences	2,077,723	976,961
Change in valuation allowance	(449,893)	9,173
	$ 35,043	$ 343

Deferred taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those measured by tax laws and regulations. The components of deferred tax assets and deferred tax liabilities are as follows:

	March 31, 2006	March 31, 2005

Deferred tax assets:
Loss carryforward	$ 593,122	$ 209,173
Oil and gas properties	-	240,720
	593,122	449,893
Deferred tax liabilities:
Oil and gas properties	6,636,522	6,369,899
Accrued interest income	361,885	-
Unrealised interest income	-	343
	6,998,407	6,370,242

Valuation allowance	-	(449,893)

Net deferred tax liability	$ 6,405,285	$ 6,370,242

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	LOSS PER COMMON SHARE (BASIC AND DILUTED)

The calculation of the basic and diluted loss per share is based on the following data:

	Year ended March 31, 2006	Year ended March 31, 2005

Numerator
Net loss for basic and diluted loss per share	5,344,333	3,286,312
Denominator
Weighted average number of common shares for the purposes of basic and diluted earnings per share	34,867,642	26,948,437
Loss per share (basic and diluted)	$ 0.15	$ 0.12

The effect of the stock warrants and stock options is anti-dilutive.

6.	CASH AND CASH EQUIVALENTS

As of March 31, 2006 and 2005 cash and cash equivalents included:

	March 31, 2006	March 31, 2005

US Dollars	$ 50,959,064	$ 9,982,103
Foreign currency	182,668	7,529
	$ 51,141,732	$ 9,989,632

As of March 31, 2006, cash and cash equivalents included $11,100,262 placed in money market funds having a 30 day simple yield of 4.28%.

As of March 31, 2006, cash and cash equivalents included short-term debt securities in the amount of $33,095,609. The short-term debt securities consisted of discount bonds issued by General Electric Corporation and discount notes issued by Fannie Mae.

As of March 31, 2005, cash and cash equivalents included short-term repurchase agreements for securities issued by Kazakhstan banks and Kazakhstan financial institutions in the amount of $788,921.

As of March 31, 2006 and 2006, cash and cash equivalents included deposits in Kazakhstan banks in the amount of $3,881,255 and $9,090,276, respectively.

As of March 31, 2006, cash and cash equivalents included $324,621 of letters of credit opened for the purpose of purchasing production equipment.

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2006 and 2005 the Company pledged cash in the amount of $0 and $15,567, respectively, to collateralize payment to oil drilling and service company for drilling services.

7.	MARKETABLE SECURITIES

Marketable securities as of March 31, 2006 and 2005 were as follows:

	March 31, 2006	March 31, 2005

Debt securities
JSC Astana Finance	$ -	$ 324,081
JSC Halyk Bank Kazakhstan	-	94,871
	-	418,952
Equity securities
JSC Bank Center Credit	-	369,969
	-	369,969

	$ -	$ 788,921

As of March 31, 2006 none of the Company’s marketable securities were pledged to collateralize any operations.

As of March 31, 2005 the Company pledged all marketable securities to collateralize payment to oil drilling and service company for drilling services.

8.	INVENTORIES

Inventories as of March 31, 2006 and 2005 were as follows:

	March 31, 2006	March 31, 2005

Construction material	$ 3,069,144	$ 3,103,555
Spare parts	13,486	59,706
Crude oil produced	8,840	7,735
Other	148,477	56,415
	$ 3,239,947	$ 3,227,411

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	PREPAID EXPENSES AND OTHER ASSETS, NET

Prepaid expenses and other assets, net, as of March 31, 2006 and 2005 were as follows:

	March 31, 2006	March 31, 2005

Advances for services	$452,839	$2,301,074
Other	309,533	192,573

Reserves against uncollectible advances and prepayments	(195,452)	(129,051)
	$ 566,920	$ 2,364,596

Reserves against uncollectible advances and prepayments for the years ended March 31, 2006 and 2005 are presented as follows:

	Year ended March 31, 2006	Year ended March 31, 2005

As of beginning of the year	$ 129,051	$ -

Provision	66,401	129,051
As of end of the year	$ 195,452	$ 129,051

Provision expenses for uncollectible advances and prepayments for the years ended March 31, 2006 and 2005 for the amounts of $66,401 and $129,051, respectively, are recorded in Consolidated Statements of Operations for the years then ended.

10. OIL AND GAS PROPERTIES, FULL COST METHOD, NET

Oil and gas properties, full cost method, net, as of March 31, 2006 and 2005 were as follows:

	March 31, 2006	March 31, 2005

Subsoil use rights	$ 20,788,119	$ 20,788,119
Cost of drilling wells	14,895,604	9,334,021
Professional services received in exploration and development activities	10,600,327	4,798,314
Material and fuel used in exploration and development activities	6,840,976	2,891,765
Geological and geophysical	1,432,418	653,571
Infrastructure development costs	1,412,999	1,231,391
Other capitalized costs	12,109,495	9,704,529

Accumulated depletion	(1,396,641)	(229,406)
	$66,683,297	$ 49,172,304

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	OTHER FIXED ASSETS, NET

	Construction	Machinery and equipment	Vehicles	Office equipment	Other	Total
Cost
at April 1, 2005	$ 86,205	$ 234,200	$ 313,207	$ 128,983	$ 38,421	$ 801,016
Additions	63,067	138,227	118,914	78,256	110,419	508,883
Disposals	-	-	-	(349)	(195)	(544)
at March 31, 2006	149,272	372,427	432,121	206,890	148,645	1,309,355

Accumulated depreciation
at April 1, 2005	10,789	18,286	58,866	23,834	5,782	117,557
Charge for the year	14,133	7,901	93,853	28,165	27,339	171,391
Disposals	-	-	-	(349)	(195)	(544)
at March 31, 2006	24,922	26,187	152,719	51,650	32,926	288,404

Net book value at April 1, 2005	75,416	215,914	254,341	105,149	32,639	683,459

Net book value at March 31, 2006	$ 124,350	$ 346,240	$ 279,402	$ 155,240	$ 115,719	$ 1,020,951

In accordance with SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, depreciation related to support equipment and facilities used in exploration and development activities in the amount of $60,979 was capitalized to oil and gas properties for the year ended March 31, 2006.

12.	INTANGIBLE ASSETS, NET

	Year ended March 31, 2006	Year ended March 31, 2005
Cost
Beginning balance	$ 17,756	$ 5,411
Additions	59,723	12,345
Disposals	(1,222)	-
Ending balance	76,257	17,756

Accumulated amortisation
Beginning balance	3,321	-
Amortization for the year	23,314	3,321
Disposals	(34)	-
Ending balance	26,601	3,321
Net book value	$ 49,656	$ 14,435

As of March 31, 2006 and 2005 intangible assets include accounting and other software.

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	DUE TO RESERVOIR CONSULTANTS

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

15.	LIQUIDATION FUND

Total

At March 31, 2004	$20,000

Accrual of liability	40,973

At March 31, 2005	60,973

Revision of estimation	699,174
Accrual of liability	158,843
Accretion expense	5,602

At March 31, 2006	$924,592

Management believes that the liquidation fund should be recognized for future abandonment costs of 6 wells located at Dolinnoe, Aksaz and Emir oil fields. Management believes that these obligations are likely to be settled at the end of the production phase at these oil fields.

At March 31, 2006, undiscounted expected cash flows that will be required to satisfy the Company’s obligation by 2007 for Dolinnoe, Aksaz and Emir fields, respectively, are $953,788. After application of a 10% discount rate, the present value of the Company’s liability at March 31, 2006 and 2005, is $924,592 and $60,973, respectively.

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

During the quarter ended September 30, 2005 the Company granted restricted common shares to the Company’s former co-chief executive officer and president for services rendered. He was granted 70,526 shares. The shares were valued at $5.02 per share. The stock grants vested immediately. Compensation expense in the amount of $354,041 was recognized in the Consolidated Statements of Operations and Consolidated Balance Sheet.

On February 1, 2006 the Company also granted common shares to the Company’s former chief finance officer for the services rendered. He was granted 50,000 shares. The shares were valued at $7.4 per share. The stock grants vested immediately. Compensation expense in the amount of $370,000 was recognized in the Consolidated Statement of Operations and Consolidated Balance Sheet.

Stock Options

On July 18, 2005, the Company granted stock options to Company’s directors and officers for the past services rendered. These options grant the directors and officers the right to purchase up to 779,730 shares of the Company’s common stock at an exercise price of $4.75 per share. The options expire five years from the date of grant. Granted options vest immediately. Compensation expense for options granted is determined based on their fair value at the time of grant, the cost of which in the amount of $1,569,223 was recognized in the Consolidated Statements of Operations.

On July 18, 2005, the Company granted options to legal counsel, for the legal services rendered. These options grant legal counsel the right to purchase up to 41,053 shares of the Company’s common stock at an exercise price of $4.75 per share. The options expire five years from the date of grant. Granted options vest immediately. Expense for options granted is determined based on fair value of stocks at the time of grant, the cost of which, $82,684, is recognized in the Consolidated Statements of Operations.

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

On February 1, 2006 the Company granted stock options to former chief finance officer for the past services rendered. These options grant former chief finance officer the right to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $7.4 per share. The options expire five years from the date of grant. Granted options vest immediately. Expense for options granted is determined based on fair value of stocks at the time of grant, the cost of which, $391,795, is recognized in the Consolidated Statements of Operations.

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options outstanding and exercisable as of March 31, 2006 are as follows:

	Number of Shares	Weighted Average Exercise Price

As of March 31, 2005	60,000	$ 4.00

Granted	920,783	5.04
Exercised	-	-
Expired	-	-

As of March 31, 2006	980,783	$ 4.97

Additional information regarding outstanding options as of March 31, 2006 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Options	Weighted Average Exercise Price

$ 4.00 – $ 7.40	980,783	$4.97	5.00	980,783	$4.97

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

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants outstanding and exercisable as of March 31, 2006 are as follows:

	Number of Shares	Weighted Average Exercise Price

As of March 31, 2005	1,084,341	$ 3.18

Granted	1,026,767	5.89
Exercised	(902,514)	3.19
Expired	(98,970)	2.50

As of March 31, 2006	1,109,624	$ 5.63

Additional information regarding warrants outstanding as of March 31, 2006 is as follows:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Warrants	Weighted Average Exercise Price

$ 3.50 – $ 6.00	1,109,624	$5.63	1.93	1,109,624	$5.63

The estimated fair value of the stock options and warrants issued were determined using Black-Scholes option pricing model with the following assumptions:

	Year ended March 31, 2006	Year ended March 31, 2005

Risk-free interest rate	4.01% - 4.51%	3.20%
Expected option life	2 – 4 year	1 year
Expected volatility in the price of the Company’s common shares	65% - 74%	76%
Expected dividends	0%	0%

Weighted average fair value of options and warrants granted
during the year	$2.01 - $3.92	$ 2.22

18.	RELATED PARTY TRANSACTIONS

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

The Company is confident that the matters shall be resolved in the Company’s favor. The Company has retained legal counsels to protect its interests. In the opinion of the Company’s management and legal counsels, the resolution of those lawsuits will not have a material adverse effect on Company’s financial condition, results of operations or cash flows.

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

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	FINANCIAL INSTRUMENTS

As of March 31, 2006 cash and cash equivalents included marketable securities of $33,095,609 presented by discount bonds issued by General Electrics Corporation and discount notes issued by Fannie Mae. As of March 31, 2005 marketable securities of $788,921 were held in short term repurchase agreements for securities issued by Kazakhstan banks and Kazakhstan financial institutions. As of March 31, 2006 and 2005 cash and cash equivalents include deposits in Kazakhstan banks in the amount $3,881,255 and $9,090,276, respectively. As of March 31, 2006 and 2005 the Company made advance payments to Kazakhstan companies and government bodies in the amount $2,473,985 and $4,301,342, respectively. As of March 31, 2006 and 2005 trade accounts receivable of $1,675,202 and $132,400, respectively, are with the Kazakhstan companies. As of March 31, 2006 and 2005 restricted cash reflected in the long-term assets consists of $156,454 and $60,973, respectively, deposited in a Kazakhstan bank and restricted to meet possible environmental obligations according to the regulations of Kazakhstan. Furthermore, the primary asset of the Company is Emir Oil LLP; an entity formed under the laws of the Republic Kazakhstan.

21.	SUBSEQUENT EVENTS

Subsequent to the year ended March 31, 2006, a placement agent exercised stock warrants for 50,100 shares at the exercise price of $5 per share.

Also, subsequent to the year ended March 31, 2006, a placement agent exercised stock warrants for 916,667 shares at the exercise price of $6 per share.

In April 2006 the Company repaid it’s payables to PGS Reservoir Consultants in amount of $ 500,000 as discussed in Note 13.

On June 20, 2006, Company’s Board of Directors approved stock option grants and restricted stock awards to Company’s officer and directors and certain employees and consultants of the Company under 2004 Stock Incentive Plan. The total number of options and restricted stock grants was 200,000 and 495,000, respectively. The options are exercisable at a price of $7.00 per share, which was the closing price of the Company’s common stock on the OTCBB on June 20, 2006. The restricted stock grants were also valued at $7.00 per share. The options will expire three years from the grant date. All of the options and restricted stock grants vested immediately upon grant.

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

Capitalized Costs - Capitalized costs and accumulated depletion, depreciation and amortization relating to our oil and natural gas producing activities, all of which are conducted in the Republic of Kazakhstan, are summarized below:

	March 31, 2006	March 31, 2005

Developed oil and natural gas properties	$ 68,079,938	$ 49,401,710
Unevaluated oil and natural gas properties	-	-
Accumulated depletion, depreciation and amortization	(1,396,641)	(229,406)
Net capitalized cost	$ 66,683,297	$ 49,172,304

Costs Incurred - Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:

	For the year ended March 31, 2006	For the year ended March 31, 2005

Acquisition costs:
Unproved properties	$ -	$ -
Proved properties	-	19,075,000
Exploration costs	3,453,603	713,220
Development costs	14,368,323	16,687,432
Subtotal	17,821,926	36,475,652
Asset retirement costs	856,302	60,973
Total costs incurred	$ 18,678,228	$ 36,536,625

Results of Operations – Results of operations for the Company’s oil and natural gas producing activities are summarized below:

	For the year ended March 31, 2006	For the year ended March 31, 2005

Oil and natural gas revenues	$ 5,956,731	$ 973,646

Operating expenses:
Oil and natural gas operating expenses and ad valorem taxes	829,514	404,626
Accretion expense	5,602	-
Depletion expense	1,167,235	229,406
Results of operations from oil and gas producing activities	$ 3,954,380	$ 339,614

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s net ownership in estimated quantities of proved oil reserves, and changes in net proved reserves, all of which are located in the Republic of Kazakhstan, are summarized below:

	Oil, Condensate and Natural Gas Liquids (MBbls)
	For the year ended March 31, 2006	For the year ended March 31, 2005

Proved developed and undeveloped reserves
Beginning of the year	13,160,000	-
Revisions of previous estimates	830,522	-
Purchase of oil and gas properties	-	-
Extensions and discoveries	-	13,228,755
Sales of properties	-	-
Production	(242,522)	(68,755)
End of year	13,748,000	13,160,000
Proved developed reserves at year end	11,168,000	10,580,000

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standardized Measure – The Standardized Measure of Discounted Future Net Cash Flows relating to the Company’s ownership interests in proved oil reserves for the year ended March 31, 2006 and 2005 is shown below:

	For the year ended March 31, 2006	For the year ended March 31, 2005

Future cash inflows	$ 493,223,000	$ 274,607,000
Future oil and natural gas operating expenses	52,092,000	46,442,000
Future development costs	6,800,000	7,750,000
Future income tax expense	199,113,000	134,848,000
Future net cash flows	235,218,000	85,567,000
10% discount factor	132,573,000	58,046,000
Standardized measure of discounted future net cash flows	$ 102,645,000	$ 27,521,000

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

BMB MUNAI, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Standardized Measure – Changes in Standardized Measure of Discounted Future Net Cash Flows relating to proved oil reserves are summarized below:

	For the year ended March 31, 2006	For the year ended March 31, 2005

Changes due to current year operations:
Sales of oil and natural gas, net of oil and natural gas operating expenses	$ (5,127,217)	$ (569,020)
Sales of oil and natural gas properties	-	-
Purchase of oil and gas properties	-	-
Extensions and discoveries	-	77,847,020
Net change in sales and transfer prices, net of production costs	67,650,993	-
Changes due to revisions of standardized variables	-	-
Prices and operating expenses	-	-
Revisions to previous quantity estimates	9,199,160	-
Estimated future development costs	409,194	-
Income taxes	(34,678,000)	(49,757,000)
Accretion of discount	2,752,100	-
Production rates (timing)	25,929,078	-
Other	8,988,692	-
Net Change	75,124,000	27,521,000
Beginning of year	27,521,000	-
End of year	$ 102,645,000	$ 27,521,000

Sales of oil and natural gas, net of oil and natural gas operating expenses are based on historical pre-tax results. Sales of oil and natural gas properties, extensions and discoveries, purchases of minerals in place and the changes due to revisions in standardized variables are reported on a pre-tax discounted basis, while the accretion of discount is presented on an after tax basis.