Form 10-Q/A
period 2006-06-30
BMB MUNAI INC
filed 2008-01-10
CIK 924805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A-1

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

BMB MUNAI, INC.

FORM 10-Q/A-1

Explanatory Note to Amendment No. 1 to Quarterly Report on Form 10-Q

BMB Munai, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A-1 (the “Amendment”) to its Quarterly Report for the fiscal quarter ended June 30, 2006, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 9, 2006 (the “Original Quarterly Report”) in response to certain comments raised by the staff of the SEC.

Part I, Item 1 “Financial Information” of the Original Quarterly Report is hereby amended. In connection with the preparation of the consolidated financial statements for the fiscal year ended March 31, 2007, we determined that the investments classified as “marketable securities” in the consolidated financial statements for the fiscal year ended March 31, 2006 and the fiscal quarter ended June 30, 2006 were, in fact, short-term highly liquid investments, readily convertible to cash, all of which had maturity dates of 90 days or less and therefore they should have properly been classified as cash and cash equivalents rather than marketable securities. In light of this determination, we reclassified “marketable securities” to “cash and cash equivalents” in the consolidated financial statements for the fiscal year ended March 31, 2006 and the fiscal quarter ended June 30, 2006. We therefore have made appropriate revisions to the Consolidated Balance Sheets, the Consolidated Statements of Loss, the Consolidated Statements of Cash Flows and the Notes to the Consolidated Financial Statements to reflect the reclassification. The reclassification had no effect on net income. Revisions were also made to the Notes to the Consolidated Financial Statements to provide additional clarification as to our policy for recognition of revenue and costs, our accounting for share based compensation and reclassifications. Other footnote disclosures were revised in response to SEC comments.

Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Quarterly Report is also hereby amended to reflect the changes made to the Consolidated Financial Statements as discussed in the preceding paragraph, to provide additional disclosure regarding the method we use to calculate our per unit costs and why they increased during the three months ended June 30, 2006 and to explain why depletion and depreciation and amortization increased during the three months ended June 30, 2006.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certification exhibits and Item 6 have been revised accordingly.

This Amendment speaks only as of the filing date of the Original Quarterly Report and, except as discussed in this explanatory note, is unchanged from the Original Quarterly Report. This Amendment does not reflect events after the filing of the Original Quarterly Report or modify or update those disclosures affected by subsequent events. Therefore, you should read this Amendment together with our other reports that update and/or supersede the information contained in this Amendment.

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Consolidated Financial Statements

BMB MUNAI, INC.

CONSOLIDATED BALANCE SHEETS

	Notes	June 30, 2006	March 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$47,497,179	$51,141,732
Trade accounts receivable		603,511	1,675,202
Inventories	4	4,748,779	3,239,947
Prepayments for materials		3,097,664	712,526
Prepaid expenses and other assets, net	5	2,071,460	566,920
Total current assets		58,018,593	57,336,327

LONG TERM ASSETS
Oil and gas properties, full cost method, net	6	72,872,721	66,683,297
Other fixed assets, net	7	1,171,736	1,020,951
Intangible assets, net		43,334	49,656
Long term VAT recoverable		1,891,075	1,335,971
Restricted cash		156,454	156,454
Total long term assets		76,135,320	69,246,329

TOTAL ASSETS		$134,153,913	$ 126,582,656

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$ 5,271,951	$ 3,629,338
Due to reservoir consultants		-	500,000
Taxes payable		112,590	145,406
Accrued liabilities and other payables		142,999	349,231
Total current liabilities		5,527,540	4,623,975

LONG TERM LIABILITIES
Liquidation fund		964,197	924,592
Deferred income tax liabilities		6,405,285	6,405,285
Total long term liabilities		7,369,482	7,329,877

COMMITMENTS AND CONTINGENCIES	11	-	-

SHAREHOLDERS’ EQUITY
Share capital	8	43,691	42,224
Additional paid in capital	8	133,598,388	123,831,007
Accumulated deficit		(12,385,188)	(9,244,427)
Total shareholders’ equity		121,256,891	114,628,804

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$134,153,913	$ 126,582,656

See notes to the consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF LOSS

	Notes	Three months ended June 30, 2006	Three months ended June 30, 2005

REVENUES	9	$ 2,345,972	$ 662,637

EXPENSES
Oil and gas operating		414,875	80,273
General and administrative		5,367,696	1,001,238
Depletion		240,491	189,778
Amortization and depreciation		35,145	30,438
Accretion expenses		39,605	-
Total expenses		6,097,812	1,301,727

LOSS FROM OPERATIONS		(3,751,840)	(639,090)

OTHER INCOME (EXPENSE)
Realized gain on marketable securities		-	62,779
Unrealized loss on marketable securities		-	(7,539)
Foreign exchange gain / (loss), net		158,644	(132,415)
Interest income, net		515,235	12,022
Other (expense) / income, net		(62,800)	6,592
Total other income / (expense)		611,079	(58,561)

LOSS BEFORE INCOME TAXES		(3,140,761)	(697,651)

INCOME TAX EXPENSE		-	-

NETLOSS		$ (3,140,761)	$ (697,651)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED		37,626,620	31,750,558
LOSS PER COMMON SHARE (BASIC AND DILUTED)		$ (0.08)	$ (0.02)

See notes to the consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Notes	Three months ended June 30, 2006	Three months ended June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$ (3,140,761)	$ (697,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	6	240,491	189,778
Depreciation and amortization		35,145	30,438
Accretion expenses		39,605	-
Stock based compensation expense	8	4,010,346	-
Unrealized loss on marketable securities		-	7,539
Changes in operating assets and liabilities
Decrease in marketable securities		-	288,843
Decrease in trade accounts receivable		1,071,691	131,222
Increase in inventories		(1,508,832)	(649,078)
Increase in prepaid expenses and other assets		(4,444,782)	(275,174)
Increase /(decrease) in liabilities		903,566	(1,112,797)

Net cash used in operating activities		(2,793,531)	(2,086,880)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of oil and gas properties	6	(6,392,577)	(6,004,418)
Acquisition of other fixed assets	7	(216,947)	(41,281)
Acquisition of intangible assets		-	(56,745)

Net cash used in investing activities		(6,609,524)	(6,102,444)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock		-	5,221,685
Proceeds from exercise of common stock options and warrants	8	5,758,502	863,933

Net cash provided by financing activities		5,758,502	6,085,618

NET CHANGE IN CASH AND CASH EQUIVALENTS		(3,644,553)	(2,103,706)
CASH AND CASH EQUIVALENTS at beginning of quarter		51,141,732	9,989,632
CASH AND CASH EQUIVALENTS at end of quarter		$ 47,497,179	$ 7,885,926

See notes to the consolidated financial statements.

BMB MUNAI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

BMB Munai, Inc. (the “Company” or “BMB Munai”) was incorporated in Utah in July 1981. The Company later changed its domicile to Delaware on February 7, 1994. Prior to November 26, 2003, the Company existed under the name InterUnion Financial Corporation (“InterUnion”). The Company changed its domicile from Delaware to Nevada in December 2004.

On November 26, 2003, InterUnion executed an Agreement and Plan of Merger (the “Agreement”) with BMB Holding, Inc. (“BMB”), a private Delaware corporation, formed for the purpose of acquiring and developing oil and gas fields in the Republic of Kazakhstan. As a result of the merger, the shareholders of BMB obtained control of the Company. BMB was treated as the acquiror for accounting purposes. A new board of directors was elected that was comprised primarily of the former directors of BMB Holding, Inc.

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

Licenses and contracts

Emir Oil LLP is the operator of the Aksaz, Dolinnoe and Emir oil and gas fields in western Kazakhstan (the “ADE Block”, the “ADE Fields”). The Government of the Republic of Kazakhstan (the “Government”) initially issued the license to Zhanaozen Repair and Mechanical Plant on April 30, 1999. On September 23, 2002, the license was assigned to Emir Oil LLP. On June 9, 2000, the contract for exploration of the Aksaz, Dolinnoe and Emir oil and gas fields was entered into between the Agency of the Republic of Kazakhstan on Investments and the Zhanaozen Repair and Mechanical Plant. On September 23, 2002, the contract was assigned to Emir Oil LLP. On September 10, 2004 the Government extended the term of the Contract for exploration and License from five years to seven years through July 9, 2007. On December 7, 2004 the Government assigned to Emir Oil LLP exclusive right to explore the additional territory during the remaining term of the License. To move from the exploration and development stage to the commercial production stage, the Company must apply for and be granted a commercial production contract. The Company has an exclusive right to negotiate for a commercial production contract and the Government is obligated to conduct these negotiations under the Law of Petroleum in Kazakhstan. If the Company does not move from the exploration and development stage to the commercial production stage, it has the right to produce and sell oil, including export oil, under the Law of Petroleum for the term of its existing contract, which may be extended for an additional two-year term.

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

Reclassifications

Certain reclassifications have been made in the financial statements for the quarter ended June 30, 2006 to conform to the March 31, 2006 presentation. The reclassifications had no effect on net income.

In the Consolidated Balance Sheets as of June 30, 2006 and March 31, 2006 marketable securities in the amount of $33,456,728 and $33,095,609, respectively, were reclassified to cash equivalents. The reclassification had no effect on net income.

3.	CASH AND CASH EQUIVALENTS

As of June 30, 2006 and March 31, 2006 cash and cash equivalents included:

	June 30, 2006	March 31, 2006

US Dollars	$ 47,267,785	$ 50,959,064
Foreign currency	229,394	182,668
	$ 47,497,179	$ 51,141,732

4.	INVENTORIES

Inventories as of June 30, 2006 and March 31, 2006 were as follows:

	June 30, 2006	March 31, 2006

Construction material	$ 4,324,289	$ 3,069,144
Spare parts	32,889	13,486
Crude oil produced	12,745	8,840
Other	378,856	148,477
	$ 4,748,779	$ 3,239,947

5.	PREPAID EXPENSES AND OTHER ASSETS, NET

Prepaid expenses and other assets, net, as of June 30, 2006 and March 31, 2006 were as follows:

	June 30, 2006	March 31, 2006

Advances for services	$2,069,746	$ 452,839
Other	213,189	309,533

Reserves against uncollectible advances and prepayments	(211,475)	(195,452)
	$ 2,071,460	$ 566,920

6.	OIL AND GAS PROPERTIES, FULL COST METHOD, NET

Oil and gas properties, full cost method, net, as of June 30, 2006 and March 31, 2006 were as follows:

	June 30, 2006	March 31, 2006

Subsoil use rights	$ 20,788,119	$ 20,788,119
Cost of drilling wells	18,258,509	14,895,604
Professional services received in exploration and development activities	11,106,862	10,600,327
Material and fuel used in exploration and development activities	7,582,912	6,840,976
Geological and geophysical	1,710,975	1,432,418
Infrastructure development costs	1,425,334	1,412,999
Other capitalized costs	13,637,142	12,109,495

Accumulated depletion	(1,637,132)	(1,396,641)
	$ 72,872,721	$ 66,683,297

7.	OTHER FIXED ASSETS, NET

	Construction	Machinery and equipment	Vehicles	Office equipment	Other	Total
Cost
at March 31, 2006	$ 149,272	$ 372,427	$ 432,121	$ 206,890	$ 148,645	$ 1,309,355
Additions	4,123	27,612	127,311	34,087	23,814	216,947
Disposals	-	-	-	-	-	-
at June 30, 2006	153,395	400,039	559,432	240,977	172,459	1,526,302

Accumulated depreciation
at March 31, 2006	24,922	26,187	152,719	51,650	32,926	288,404
Charge for the period	5,010	5,695	32,242	18,298	4,917	66,162
Disposals	-	-	-	-	-	-
at June 30, 2006	29,932	31,882	184,961	69,948	37,843	354,566

Net book value at March 31, 2006	$ 124,350	$ 346,240	$ 279,402	$ 155,240	$ 115,719	$ 1,020,951

Net book value at June 30, 2006	$ 123,463	$ 368,157	$ 374,471	$ 171,029	$ 134,616	$ 1,171,736

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

Stock options outstanding and exercisable as of June 30, 2006 were as follows:

	Number of Shares	Weighted Average Exercise Price

As of March 31, 2006	980,783	$ 4.97

Granted	200,000	7.00
Exercised	(7,200)	4.00
Expired	-	-
As of June 30, 2006	1,173,583	$ 5.33

Additional information regarding outstanding options as of June 30, 2006 was as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Options	Weighted Average Exercise Price

$ 4.00 – $ 7.40	1,173,583	$5.33	4.15	1,173,583	$5.33

The estimated fair value of the stock options issued were determined using Black-Scholes option pricing model with the following assumptions:

	Three months ended June 30, 2006	Year ended March 31, 2006

Risk-free interest rate	5.23%	4.01% - 4.51%
Expected option life	2 years	2 – 4 years
Expected volatility in the price of the Company’s common shares	65%	65% - 74%
Expected dividends	0%	0%

Weighted average fair value of options and warrants granted
during the period	$2.73	$2.01 - $3.92

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

Warrants outstanding and exercisable as of June 30, 2006 were as follows:

	Number of Shares	Weighted Average Exercise Price
As of March 31, 2006	1,109,624	$ 5.63

Granted	-	-
Exercised	(966,767)	5.95
Expired	-	-
As of June 30, 2006	142,857	$ 3.50

Additional information regarding warrants outstanding as of June 30, 2006 was as follows:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Warrants	Weighted Average Exercise Price

$ 3.50	142,857	$3.50	5.01	142,857	$3.50

9.	REVENUES

	Three months ended June 30, 2006	Three months ended June 30, 2005

Export sales	$ 2,345,972	$ -
Domestic sales	-	662,637
	$ 2,345,972	$ 662,637

10.	RELATED PARTY TRANSACTIONS

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

11.	COMMITMENTS AND CONTINGENCIES

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

12.	FINANCIAL INSTRUMENTS

As of June 30, 2006 and March 31, 2006 cash and cash equivalents included marketable securities of $33,456,728 and $33,095,609, respectively, presented by discount bonds issued by General Electric Corporation and Rabobank USA and discount notes issued by Fannie Mae.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Consolidated Financial Statements and the accompanying notes included in this amended Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with the Form 10-KSB of the Company, as amended, for the year ended March 31, 2006.

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

During our first fiscal quarter we continued testing and development works on Dolinnoe-1, Dolinnoe- 2, Dolinnoe- 3, Emir -1, Aksaz -1 and Aksaz -4 wells.

In April 2006 we performed acid treatment in the Dolinnoe-1 and Dolinnoe-2 wells and in July 2006 in the Dolinnoe-3 well.

During our first fiscal quarter, we resumed workover operations at the Aksaz -1 and Emir-1 wells. In June we also conducted acid treatment in Emir-1 well in an effort to improve production.

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

Dolinnoe-3

This well is currently producing. We completed acid treatment of the well. Current production rates from single interval testing using chokes between 6 mm – 10 mm diameter choke ranges from 460 and 630 bpd.

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

Our outlook as described above is subject to change based upon factors that include, but are not limited to, drilling results, availability of drilling rigs, commodity prices, access to capital and other factors referred to in “Forward Looking Statements.”

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

			Three months ended June 30, 2006 to the three months ended June 30, 2005
	For the three	For the three	$	%
	months ended	months ended	Increase	Increase
	June 30, 2006	June 30, 2005	(Decrease)	(Decrease)

Production volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	50,264	41,456	8,808	21%
Barrels of Oil equivalent (BOE)	50,264	41,456	8,808	21%

Sales volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	44,618	36,854	7,764	21%
Barrels of Oil equivalent (BOE)	44,618	36,854	7,764	21%

Average Sales Price (1)
Natural gas ($ per Mcf)	-	-	-	-
Natural gas liquids ($ per Bbl)	-	-	-	-
Oil and condensate ($ per Bbl)	$ 52.58	$ 17.98	$ 34.60	192%
Barrels of Oil equivalent ($ per BOE)	$ 52.58	$ 17.98	$ 34.60	192%

Operating Revenue:
Natural gas	-	-	-	-
Natural gas liquids	-	-	-	-
Oil and condensate	$ 2,345,972	$ 662,637	$ 1,683,335	254%
Gain on hedging and derivatives(2)	-	-	-	-

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

Costs and Operating Expenses

The following table presents details of our expenses for the three months ended June 30, 2006 and 2005:

	For the three months ended June 30, 2006	For the three months ended June 30, 2005
Expenses:
Oil and gas operating(1)	$ 414,875	$ 80,273
General and administrative	5,367,696	1,001,238
Depletion	240,491	189,778
Accretion expenses	39,605	-
Amortization and depreciation	35,145	30,438
Total	$ 6,097,812	$ 1,301,727
Expenses ($ per BOE):
Oil and gas operating(1)	9.30	2.18
Depletion (2)	5.39	5.15

(1)	Includes transportation cost, production cost and ad valorem taxes.
(2)	Represents depletion of oil and gas properties only.

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

Oil and gas operating expenses increased 417% during current fiscal quarter compared to quarter ended June 30, 2005, so expense per BOE increased from $2.18 per BOE in quarter ended June 30, 2005 to $9.30 in current fiscal quarter.

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

Depletion. Depletion expenses for the current fiscal quarter increased by $50,713 compared to depletion expenses for the quarter ended June 30, 2005. The major reason for this increase in depletion expense is due to both sales and production volumes increasing by 21% in current fiscal quarter compared to the quarter ended June 30, 2005. The increase in depletion expense is also attributable to the fact that we significantly increased our capitalized cost base by drilling additional wells, continued workover on existing wells and developed additional infrastructure during current fiscal quarter.

Depreciation and Amortization. Depreciation and amortization expenses for the current fiscal quarter increased 15% compared to the quarter ended June 30, 2005. The increase resulted from purchases of fixed assets during the quarter.

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

Other Income. During the fiscal quarter ended June 30, 2006 we realized total other income of $611,079 compared to the other expense of $58,561 during the fiscal quarter ended June 30, 2005. This change from other expense to other income is largely attributable to $503,213 increase in interest income, $7,539 decrease in unrealized loss on marketable securities and a $291,059 increase in exchange gain resulting from fluctuations of foreign currency rates against the U.S. Dollar. This income is partially offset by $62,779 decrease in realized gain on marketable securities and a $69,392 increase in other expenses. We anticipate the funds held in deposits and marketable securities will be used to fund our operations and therefore expect interest income and gains from marketable securities, both realized and unrealized, to decrease in the next three months.

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

Liquidity and Capital Resources

Funding for our activities has historically been provided by funds raised through the sale of our common stock. From inception on May 6, 2003 through June 30, 2006 we have raised $94,626,926 through the sale of our common stock. As of June 30, 2006 we had cash and cash equivalents of $47,497,179. We anticipate our capital resources in the upcoming three months will likewise consist primarily of revenue from the sale of oil recovered.

Our need for capital is primarily to fund our ongoing operations. For the period from inception on May 6, 2003 through June 30, 2006, we have incurred capital expenditures of $72,872,721 for exploration, development and acquisition activities.

Cash Flows

During the fiscal quarter ended June 30, 2006 cash was primarily used to fund exploration and development expenditures. We had a net decrease in cash and cash equivalents of $3,644,553 during the current fiscal quarter. See below for additional discussion and analysis of cash flow.

	Three months ended June 30, 2006	Three months ended June 30, 2005

Net cash used in operating activities	$ (2,793,531)	$ (2,086,880)
Net cash used in investing activities	$ (6,609,524)	$ (6,102,444)
Net cash provided by financing activities	$ 5,758,502	$ 6,085,618

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (3,644,553)	$ (2,103,706)

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

Contractual Obligations and Contingencies

The following table lists our significant commitments at June 30, 2006, excluding current liabilities as listed on our consolidated balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital Expenditure Commitment(1)	$ 10,500,000	$6,000,000	$ 4,500,000	-	-
Due to the Government of the Republic of Kazakhstan(2)	$ 1,344,880	-	$11,344,880	-	-
Liquidation Fund	$ 964,197	-	$ 964,197	-	-
Total	$ 22,809,077	$6,000,000	$16,809,077	-	-

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2006, Gary Lerner, our former corporate secretary, exercised options to purchase 7,200 shares of our common stock at a price of $4.00 per share. The shares were issued without registration in a transaction not involving a public offering in reliance upon the exemption from registration provided by Section 4(2) of Securities Act of 1933 (the “1933 Act”). The certificates for the shares contain a restrictive legend that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. There was no underwriter involved in this transaction.

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

On May 13, 2006, Aton Securities, a placement agent exercised warrants granted in December 2005 to purchase 916,667 shares of our restricted common stock for $5,500,002. The shares were issued without registration in a transaction not involving a public offering in reliance upon the exemption from registration provided by Section 4(2) of Securities Act of 1933 (the “1933 Act”). The certificates for the shares contain a restrictive legend that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. There was no underwriter involved in this transaction.

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