Form 10-Q/A
period 2006-09-30
BMB MUNAI INC
filed 2008-01-10
CIK 924805

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

BMB Munai, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A-1 (the “Amendment”) to its Quarterly Report for the fiscal quarter ended September 30, 2006, which was originally filed with the Securities and Exchange Commission (“SEC”) on November 9, 2006 (the “Original Quarterly Report”) in response to certain comments raised by the staff of the SEC.

Part I, Item 1 “Financial Information” of the Original Quarterly Report is hereby amended. In connection with the preparation of the consolidated financial statements for the fiscal year ended March 31, 2007, we determined that the investments classified as “marketable securities” in the consolidated financial statements for the fiscal year ended March 31, 2006 and the fiscal quarter ended September 30, 2006 were, in fact, short-term highly liquid investments, readily convertible to cash, all of which had maturity dates of 90 days or less and therefore they should have properly been classified as cash and cash equivalents rather than marketable securities. In light of this determination, we reclassified “marketable securities” to “cash and cash equivalents” in the consolidated financial statements for the fiscal year ended March 31, 2006. We therefore have made appropriate revisions to the Consolidated Balance Sheets, the Consolidated Statements of Loss, the Consolidated Statements of Cash Flows and the Notes to the Consolidated Financial Statements to reflect the reclassification. The reclassification had no effect on net income. Revisions were also made to the Notes to the Consolidated Financial Statements to provide additional clarification as to our policy for recognition of revenue and costs, our accounting for share based compensation and reclassifications. Other footnote disclosures were revised in response to SEC comments.

Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Quarterly Report is also hereby amended to reflect the changes made to the Consolidated Financial Statements as discussed in the preceding paragraph, to provide additional disclosure regarding the method we use to calculate our per unit costs and why they increased during the three and six months ended September 30, 2006 and to explain why depletion and depreciation and amortization increased during the three and six months ended September 30, 2006.

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

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Consolidated Financial Statements

BMB MUNAI, INC.

CONSOLIDATED BALANCE SHEETS

	Notes	September 30, 2006 (Unaudited)	March 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$ 34,283,815	$ 51,141,732
Trade accounts receivable		731,540	1,675,202
Inventories	4	7,438,115	3,239,947
Prepayments for materials		5,431,142	712,526
Other prepaid expenses and other assets, net	5	2,854,244	566,920
Total current assets		50,738,856	57,336,327

LONG TERM ASSETS
Oil and gas properties, full cost method, net	6	80,583,564	66,683,297
Other fixed assets, net	7	1,373,035	1,020,951
Intangible assets, net		37,013	49,656
Long term prepayments	8	2,470,000	-
Long term VAT recoverable		2,356,321	1,335,971
Restricted cash		156,454	156,454
Total long term assets		86,976,387	69,246,329

TOTAL ASSETS		$ 137,715,243	$ 126,582,656

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$ 6,658,245	$ 3,629,338
Due to reservoir consultants		-	500,000
Taxes payable		201,082	145,406
Accrued liabilities and other payables		199,291	349,231
Total current liabilities		7,058,618	4,623,975

LONG TERM LIABILITIES
Liquidation fund		988,650	924,592
Deferred income tax liabilities	9	7,394,732	6,405,285
Total long term liabilities		8,383,382	7,329,877

COMMITMENTS AND CONTINGENCIES	13	-	-

SHAREHOLDERS’ EQUITY
Share capital	10	43,691	42,224
Additional paid in capital	10	133,598,388	123,831,007
Accumulated deficit		(11,368,836)	(9,244,427)
Total shareholders’ equity		122,273,243	114,628,804

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 137,715,243	$ 126,582,656

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Notes	Three months ended September 30, 2006 (unaudited)	Three months ended September 30, 2005 (unaudited)	Six months ended September 30, 2006 (unaudited)	Six months ended September 30, 2005 (unaudited)

REVENUES	11	$ 4,016,972	$ 1,385,336	$ 6,362,944	$ 2,047,973

EXPENSES
Oil and gas operating		575,698	186,434	990,573	266,707
General and administrative		1,955,246	4,880,514	7,322,942	5,881,752
Depletion		427,477	313,912	667,968	665,644
Amortization and depreciation		41,366	34,368	76,511	64,806
Accretion expenses		24,453	-	64,058	-

Total expenses		3,024,240	5,415,228	9,122,052	6,878,909

INCOME / (LOSS) FROM OPERATIONS		992,732	(4,029,892)	(2,759,108)	(4,830,936)

OTHER INCOME (EXPENSE)
Realized gain on marketable securities		-	118,909	-	181,688
Unrealized loss on marketable securities		-	-	-	(7,539)
Foreign exchange (loss) / gain, net		(232,907)	8,279	(74,263)	(124,136)
Interest income, net		489,494	-	1,004,729	12,022
Other (expense) / income, net		(57,454)	17,247	(120,254)	23,839
Total other income		199,133	144,435	810,212	85,874

INCOME / (LOSS) BEFORE INCOME TAXES		1,191,865	(3,885,457)	(1,948,896)	(4,745,062)

INCOME TAX EXPENSE	9	(175,513)	-	(175,513)	-

NET INCOME / (LOSS)		$ 1,016,352	$ (3,885,457)	$ (2,124,409)	$ (4,745,062)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC		43,690,652	32,376,574	43,270,313	32,187,708
INCOME / (LOSS) PER COMMON SHARE - BASIC		$ 0.02	$ (0.12)	$ (0.05)	$ (0.15)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – DILUTED		43,811,962	-	-	-
INCOME PER COMMON SHARE - DILUTED		$ 0.02	$ -	$ -	$ -

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Notes	Six months ended September 30, 2006 (unaudited)	Six months ended September 30, 2005 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$ (2,124,409)	$ (4,745,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	6	667,968	665,644
Depreciation and amortization		76,511	64,806
Accretion expenses		64,058	-
Stock based compensation expense	10	3,555,346	3,815,158
Stock issued for services	10	455,000	172,682
Deferred income taxes	9	175,513	-
Unrealized loss on marketable securities		-	7,539
Changes in operating assets and liabilities
Decrease in marketable securities		-	163,885
Decrease / (increase) in trade accounts receivable		943,662	(674,212)
Increase in inventories		(4,198,168)	(788,763)
(Increase) / decrease in prepaid expenses and other assets		(8,026,290)	103,966
Increase /(decrease) in liabilities		2,434,643	(3,677,384)

Net cash used in operating activities		(5,976,166)	(4,891,741)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of oil and gas properties	6	(13,688,784)	(9,294,889)
Acquisition of other fixed assets	7	(481,469)	(67,093)
Acquisition of intangible assets		-	(56,745)
Increase in long term prepayments		(2,470,000)	-

Net cash used in investing activities		(16,640,253)	(9,418,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock		-	5,221,685
Proceeds from exercise of common stock options and warrants	10	5,758,502	863,934

Net cash provided by financing activities		5,758,502	6,085,619

NET CHANGE IN CASH AND CASH EQUIVALENTS		(16,857,917)	(8,224,849)
CASH AND CASH EQUIVALENTS at beginning of period		51,141,732	9,989,632
CASH AND CASH EQUIVALENTS at end of period		$ 34,283,815	$ 1,764,783

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

Reclassifications

Certain reclassifications have been made in the financial statements for the six months ended September 30, 2006 to conform to the March 31, 2006 presentation. The reclassifications had no effect on net income.

In Consolidated Balance Sheet as of March 31, 2006 marketable securities in the amount of $33,095,609 were reclassified to cash equivalents. The reclassification had no effect on net income.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N, “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). This Bulletin provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated and should be restated. SAB 108 is effective for fiscal years ending after November 15, 2006. The company does not believe SAB 108 will have a material impact on its results of operations, financial condition and cash flows.

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

3.	CASH AND CASH EQUIVALENTS

As of September 30, 2006 and March 31, 2006 cash and cash equivalents included:

	September 30, 2006	March 31, 2006

US Dollars	$ 33,050,219	$ 50,959,064
Foreign currency	1,233,596	182,668
	$ 34,283,815	$ 51,141,732

As of September 30, 2006 cash and cash equivalents included the amount of $27,954,986 placed in money market funds having a 30 day simple yield of 4.97%.

As of March 31, 2006 cash and cash equivalents included the amount of $11,100,262 placed in money market funds having a 30 day simple yield of 4.28%.

4.	INVENTORIES

Inventories as of September 30, 2006 and March 31, 2006 were as follows:

	September 30, 2006	March 31, 2006

Construction material	$ 6,919,318	$ 3,069,144
Spare parts	32,990	13,486
Crude oil produced	8,520	8,840
Other	477,287	148,477
	$ 7,438,115	$ 3,239,947

5.	OTHER PREPAID EXPENSES AND OTHER ASSETS, NET

Other prepaid expenses and other assets, net, as of September 30, 2006 and March 31, 2006 were as follows:

	September 30, 2006	March 31, 2006

Advances for services	$ 2,858,020	$ 452,839
Other	207,699	309,533

Reserves against uncollectible advances and prepayments	(211,475)	(195,452)
	$ 2,854,244	$ 566,920

6.	OIL AND GAS PROPERTIES, FULL COST METHOD, NET

Oil and gas properties, full cost method, net, as of September 30, 2006 and March 31, 2006 were as follows:

	September 30, 2006	March 31, 2006

Cost of drilling wells	$ 22,716,384	$ 14,895,604
Subsoil use rights	20,788,119	20,788,119
Professional services received in exploration and development activities	12,354,541	10,600,327
Material and fuel used in exploration and development activities	8,363,089	6,840,976
Deferred tax	7,219,219	6,405,285
Infrastructure development costs	2,007,365	1,412,999
Geological and geophysical	1,434,065	1,432,418
Other capitalized costs	7,765,391	5,704,210

Accumulated depletion	(2,064,609)	(1,396,641)
	$ 80,583,564	$ 66,683,297

In nontaxable business combination, deferred taxes were provided for the basis difference related to oil and gas properties. Since goodwill was not recognized in subsidiary’s acquisition involving oil and gas properties, recognition of a deferred tax liability increased the financial reporting basis of the oil and gas properties.

7.	OTHER FIXED ASSETS, NET

	Construction	Machinery and equipment	Vehicles	Office equipment	Other	Total
Cost
at March 31, 2006	$ 149,272	$ 372,427	$ 432,121	$ 206,890	$ 148,645	$ 1,309,355
Additions	37,312	156,582	204,640	36,935	63,600	499,069
Disposals	-	-	-	(2,890)	(14,710)	(17,600)
at September 30, 2006	186,584	529,009	636,761	240,935	197,535	1,790,824

Accumulated depreciation
at March 31, 2006	24,922	26,187	152,719	51,650	32,926	288,404
Charge for the period	10,624	11,984	64,571	31,283	14,220	132,682
Disposals	-	-	-	(667)	(2,630)	(3,297)
at September 30, 2006	35,546	38,171	217,290	82,266	44,516	417,789

Net book value at March 31, 2006	$ 124,350	$ 346,240	$ 279,402	$ 155,240	$ 115,719	$ 1,020,951

Net book value at September 30, 2006	$ 151,038	$ 490,838	$ 419,471	$ 158,669	$ 153,019	$ 1,373,035

In accordance with SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, depreciation related to support equipment and facilities used in exploration and development activities in the amount of $65,517 was capitalized to oil and gas properties for the six month ended September 30, 2006.

8.	LONG TERM PREPAYMENTS

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

9.	INCOME TAXES

The income tax charge in the Consolidated Statements of Operations comprised:

	Three months ended September 30, 2006	Three months ended September 30, 2005	Six months ended September 30, 2006	Six months ended September 30, 2005

Current tax expense	$ -	$ -	$ -	$ -
Deferred tax expense	175,513	-	175,513	-
	$175,513	$ -	$175,513	$ -

Relationship between tax expenses and accounting income for the three and six months ended September 30, 2006 and 2005 is explained as follows:

	Three months ended September 30, 2006	Three months ended September 30, 2005	Six months ended September 30, 2006	Six months ended September 30, 2005

Income/(loss) before income taxes	$ 1,191,865	$ (3,885,457)	$(1,948,896)	$(4,745,062)
Expected tax provision	357,560	(1,165,637)	(584,669)	(1,423,519)
Add tax effect of:
Permanent differences	(182,047)	1,165,637	760,182	1,423,519
	$ 175,513	$ -	$ 175,513	$ -

Deferred taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those measured by tax laws and regulations. The components of deferred tax assets and deferred tax liabilities are as follows:

	September 30, 2006	March 31, 2006

Deferred tax assets:
Stock-based compensation	$ 904,400	$ -
Tax losses carried forward	1,821,926	593,122
	2,726,326	593,122
Deferred tax liabilities:
Oil and gas properties	9,668,533	6,636,522
Accrued interest income	452,525	361,885
	10,121,058	6,998,407
Net deferred tax liability	$ 7,394,732	$ 6,405,285

Deferred income taxes for US and Kazakhstan tax jurisdiction are as follows:

	September 30, 2006		March 31, 2006
	US tax jurisdiction	Kazakhstan tax jurisdiction	US tax jurisdiction	Kazakhstan tax jurisdiction

Deferred tax assets:
Stock-based compensation	$ 904,400	$ -	$ -	$ -
Tax losses carried forward	1,812,133	9,793	583,329	9,793
	2,716,533	9,793	583,329	9,793
Deferred tax liabilities:
Oil and gas properties	7,219,219	2,449,314	6,369,899	266,623
Accrued interest income	452,525	-	361,885	-
	7,671,744	2,449,314	6,731,784	266,623
Net deferred tax liability	$ 4,955,211	$ 2,439,521	$ 6,148,455	$ 256,830

Deferred tax liability from oil and gas properties for US tax jurisdiction, also described in Note 6, resulted from temporary difference related to oil and gas basis from non-taxable business combination.

10. SHARE AND ADDITIONAL PAID IN CAPITAL

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

Stock options outstanding and exercisable as of September 30, 2006 were as follows:

	Number of Shares	Weighted Average Exercise Price

As of March 31, 2006	980,783	$ 4.97

Granted	200,000	7.00
Exercised	(7,200)	4.00
Expired	-	-

As of September 30, 2006	1,173,583	$ 5.33

Additional information regarding outstanding options as of September 30, 2006 was as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Options	Weighted Average Exercise Price

$ 4.00 – $ 7.40	1,173,583	$ 5.33	4.15	1,173,583	$ 5.33

The estimated fair value of the stock options issued were determined using Black-Scholes option pricing model with the following assumptions:

	Six months ended September 30, 2006	Year ended March 31, 2006

Risk-free interest rate	5.23%	4.01% - 4.51%
Expected option life	2 years	2 – 4 year
Expected volatility in the price of the Company’s common shares	65%	65% - 74%
Expected dividends	0%	0%

Weighted average fair value of options and warrants granted
during the period	$2.73	$2.01 - $3.92

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

Warrants outstanding and exercisable as of September 30, 2006 were as follows:

	Number of Shares	Weighted Average Exercise Price

As of March 31, 2006	1,109,624	$ 5.63

Granted	-	-
Exercised	(966,767)	5.95
Expired	-	-

As of September 30, 2006	142,857	$ 3.50

Additional information regarding warrants outstanding as of September 30, 2006 is as follows:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Warrants	Weighted Average Exercise Price

$ 3.50	142,857	$3.50	5.01	142,857	$3.50

11.	REVENUES

	Three months ended September 30, 2006	Three months ended September 30, 2005	Six months ended September 30, 2006	Six months ended September 30, 2005

Export sales	$ 4,016,972	$ -	$ 6,362,944	$ -
Domestic sales	-	1,385,336	-	2,047,973
	$ 4,016,972	$ 1,385,336	$ 6,362,944	$ 2,047,973

12.	RELATED PARTY TRANSACTIONS

The Company leases ground fuel tanks and other oil fuel storage facilities and warehouses from Term Oil LLC. The lease expenses for the three months ended September 30, 2006 and 2005, totaled to $54,021 and $54,478, respectively. One of our shareholders is an owner of Term Oil LLC.

13.	COMMITMENTS AND CONTINGENCIES

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

14.	FINANCIAL INSTRUMENTS

As of September 30, 2006 and March 31, 2006 cash and cash equivalents included marketable securities of $0 and $33,095,609, respectively, presented by discount bonds issued by General Electric Corporation and discount notes issued by Fannie Mae.

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

The contract sets the minimum dollar amount to be expended by the Company through July 2007 as follows:

Amount of Expenditure	Prior to July 2005	July 2005 to July 2006	July 2006 to July 2007	Total
Mandated by Contract	$21,500,000	$6,000,000	$4,500,000	$32,000,000
Actually Made	$38,400,000	$12,700,000	$9,650,000*	$60,750,000

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

Structures	Aksaz	Dolinnoe	Emir	Kariman	Borly	Yessen
Exploratory Wells	1	1	1	1	1	1
Appraisal Wells	2	2	2	2	2	2

Existing Wells	2	3	1	1	0	0
Wells in Progress	0	1	1	1	0	0
Remaining Wells to Drill by July 2009	1	0	1	1	3	3

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

			Three months ended September 30, 2006 to the three months ended September 30, 2005
	For the three	For the three	$	%
	months ended	months ended	Increase	Increase
	September 30, 2006	September 30, 2005	(Decrease)	(Decrease)

Production volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	75,767	70,365	5,402	8%
Barrels of Oil equivalent (BOE)	75,767	70,365	5,402	8%

Sales volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	75,260	62,644	12,616	20%
Barrels of Oil equivalent (BOE)	75,260	62,644	12,616	20%

Average Sales Price (1)
Natural gas ($ per Mcf)	-	-	-	-
Natural gas liquids ($ per Bbl)	-	-	-	-
Oil and condensate ($ per Bbl)	$ 53.37	$ 22.11	$ 31.26	141%
Barrels of Oil equivalent ($ per BOE)	$ 53.37	$ 22.11	$ 31.26	141%

Operating Revenue:
Natural gas	-	-	-	-
Natural gas liquids	-	-	-	-
Oil and condensate	$ 4,016,972	$ 1,385,336	$ 2,631,636	190%
Gain on hedging and derivatives(2)	-	-	-	-

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

Costs and Operating Expenses

The following table presents details of our expenses for the three months ended September 30, 2006 and 2005:

	For the three months ended September 30, 2006	For the three months ended September 30, 2005
Expenses:
Oil and gas operating(1)	$ 575,698	$ 186,434
General and administrative	1,955,246	4,880,514
Depletion	427,477	313,912
Accretion expenses	24,453	-
Amortization and depreciation	41,366	34,368
Total	$ 3,024,240	$ 5,415,228
Expenses ($ per BOE):
Oil and gas operating(1)	7.65	2.98
Depletion (2)	5.68	5.01

(1)	Includes transportation cost, production cost and ad valorem taxes.
(2)	Represents depletion of oil and gas properties only.

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

Oil and gas operating expenses increased 209% during current fiscal quarter compared to the quarter ended September 30, 2005, so expense per BOE increased from $2.98 per BOE in quarter ended September 30, 2005 to $7.65 in current fiscal quarter.

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

Depletion. Depletion expenses for the current fiscal quarter increased by $113,565 compared to depletion expenses for the quarter ended September 30, 2005. The major reason for this increase in depletion expense is due to sales volumes increasing by 20% in current fiscal quarter compared to the quarter ended September 30, 2005. The increase in depletion expense is also attributable to the fact that we significantly increased our capitalized cost base by drilling additional wells, continued workover on existing wells and developed additional infrastructure during current fiscal quarter.

Depreciation and Amortization. Depreciation and amortization expenses for the current fiscal quarter increased 20% compared to the quarter ended September 30, 2005. The increase resulted from purchases of fixed assets during the quarter.

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

Other Income. During the fiscal quarter ended September 30, 2006 we realized total other income of $199,133 compared to $144,435 during the fiscal quarter ended September 30, 2005. This 38% increase is largely attributable to $489,494 increase in interest income. This income is partially offset by a $241,186 increase in exchange loss resulting from fluctuations of foreign currency rates against the U.S. Dollar, $118,909 decrease in realized gain on marketable securities and $74,701 increase in other expenses. We anticipate the funds held in deposits and marketable securities will be used to fund our operations and therefore expect interest income and gains from marketable securities, both realized and unrealized, to decrease in upcoming quarters.

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

			Six months ended September 30, 2006 to the six months ended September 30, 2005
	For the six	For the six	$	%
	months ended	months ended	Increase	Increase
	September 30, 2006	September 30, 2005	(Decrease)	(Decrease)

Production volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	126,031	111,821	14,210	13%
Barrels of Oil equivalent (BOE)	126,031	111,821	14,210	13%

Sales volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	119,878	99,498	20,380	20%
Barrels of Oil equivalent (BOE)	119,878	99,498	20,380	20%

Average Sales Price (1)
Natural gas ($ per Mcf)	-	-	-	-
Natural gas liquids ($ per Bbl)	-	-	-	-
Oil and condensate ($ per Bbl)	$ 53.08	$ 20.58	$ 32.50	158%
Barrels of Oil equivalent ($ per BOE)	$ 53.08	$ 20.58	$ 32.50	158%

Operating Revenue:
Natural gas	-	-	-	-
Natural gas liquids	-	-	-	-
Oil and condensate	$ 6,362,944	$ 2,047,973	$ 4,314,971	211%
Gain on hedging and derivatives(1)	-	-	-	-

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

Costs and Operating Expenses

The following table presents details of our expenses for the six months ended September 30, 2006 and 2005:

	For the six months ended September 30, 2006	For the six months ended September 30, 2005
Expenses:
Oil and gas operating(1)	$ 990,573	$ 266,707
General and administrative	7,322,942	5,881,752
Depletion	667,968	665,644
Accretion expenses	64,058	-
Amortization and depreciation	76,511	64,806
Total	$ 9,122,052	$ 6,878,909
Expenses ($ per BOE):
Oil and gas operating(1)	8.26	2.68
Depletion (2)	5.57	6.69

(1)	Includes transportation cost, production cost and ad valorem taxes.
(2)	Represents depletion of oil and gas properties only.

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

Oil and gas operating expenses increased 271% during six months ended September 30, 2006 compared to same prior period, so expense per BOE increased from $2.68 per BOE in six months ended September 30, 2005 to $8.26 in six month ended September 30, 2006.

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

Depletion. Depletion expenses for the six months ended September 30, 2006 increased by $2,324 compared to depletion expenses for the six month ended September 30, 2005. The major reason for this increase in depletion expense is due to sales volumes increasing by 20% in current six month period compared to six month period ended September 30, 2005. The increase in depletion expense is also attributable to the fact that we significantly increased our capitalized cost base by drilling additional wells, continued workover on existing wells and developed additional infrastructure during six months ended September 30, 2006.

Depreciation and Amortization. Depreciation and amortization expenses for the six months ended September 30, 2006 increased 18% compared to six months ended September 30, 2005. The increase resulted from purchases of fixed assets during the current six month period.

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

Other Income. During the six-month period ended September 30, 2006 we realized total other income of $810,212 compared to $85,874 realized during the fiscal quarter ended September 30, 2005. This 843% change is largely attributable to $992,707 increase in interest income, $7,539 increase in unrealized gains on marketable securities and $49,873 increase in exchange gain resulting from fluctuations of foreign currency rates against the U.S. Dollar. This income was partially offset by a $181,688 decrease in realized gain on marketable securities and $144,093 increase in other expenses. We anticipate the funds held in deposits and marketable securities will be used to fund our operations and therefore expect interest income and gains from marketable securities, both realized and unrealized, to decrease in upcoming quarters.

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

Cash Flows

During the six month ended September 30, 2006 cash was primarily used to fund exploration and development expenditures. We had a net decrease in cash and cash equivalents of $16,857,917 during the six months ended September 30, 2006. See below for additional discussion and analysis of cash flow.

37

	Six months ended September 30, 2006	Six months ended September 30, 2005

Net cash used in operating activities	$ (5,976,166)	$ (4,891,741)
Net cash used in investing activities	$ (16,640,253)	$ (9,418,727)
Net cash provided by financing activities	$ 5,758,502	$ 6,085,619

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (16,857,917)	$ (8,224,849)

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

Contractual Obligations and Contingencies

The following table lists our significant commitments at September 30, 2006, excluding current liabilities as listed on our consolidated balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital Expenditure Commitment(1)	$ 10,500,000	$6,000,000	$ 4,500,000	-	-
Due to the Government of the Republic of Kazakhstan(2)	$ 11,344,880	-	$11,344,880	-	-
Liquidation Fund	$ 988,650	-	$ 988,650	-	-
Total	$ 22,833,530	$6,000,000	$16,833,530	-	-

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

Item 5. Other Information

On September 7, 2006, Mr. Georges Benarroch tendered his resignation as a director of BMB Munai, Inc., (the “Company”). Mr. Benarroch was not a member of any committee of the board of directors. Mr. Benarroch’s resignation was not the result of any disagreement with the Company on any matter relating to our operations, policies or practices. Mr. Benarroch’s resignation did not arise from any act or omission which would constitute grounds for removal for cause under our bylaws.

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