Form 10-Q/A
period 2006-12-31
BMB MUNAI INC
filed 2008-01-10
CIK 924805

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

BMB Munai, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A-1 (the “Amendment”) to its Quarterly Report for the fiscal quarter ended December 31, 2006, which was originally filed with the Securities and Exchange Commission (“SEC”) on February 9, 2007 (the “Original Quarterly Report”) in response to certain comments raised by the staff of the SEC.

Part I, Item 1 “Financial Information” of the Original Quarterly Report is hereby amended. In connection with the preparation of the consolidated financial statements for the fiscal year ended March 31, 2007, we determined that the investments classified as “marketable securities” in the consolidated financial statements for the fiscal year ended March 31, 2006 and the fiscal quarter ended December 31, 2006 were, in fact, short-term highly liquid investments, readily convertible to cash, all of which had maturity dates of 90 days or less and therefore they should have properly been classified as cash and cash equivalents rather than marketable securities. In light of this determination, we reclassified “marketable securities” to “cash and cash equivalents” in the consolidated financial statements for the fiscal year ended March 31, 2006. We therefore have made appropriate revisions to the Consolidated Balance Sheets, the Consolidated Statements of Loss, the Consolidated Statements of Cash Flows and the Notes to the Consolidated Financial Statements to reflect the reclassification. The reclassification had no effect on net income. Revisions were also made to the Notes to the Consolidated Financial Statements to provide additional clarification as to our policy for recognition of revenue and costs, our accounting for share based compensation and reclassifications. Other footnote disclosures were revised in response to SEC comments.

Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Quarterly Report is also hereby amended to reflect the changes made to the Consolidated Financial Statements as discussed in the preceding paragraph to provide additional disclosure regarding the method we use to calculate our per unit costs and why they increased during the three and nine months ended December 31, 2006 and to explain fluctuations in depletion and depreciation and amortization increased during the three and nine months ended December 31, 2006.

.

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

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Consolidated Financial Statements

BMB MUNAI, INC.

CONSOLIDATED BALANCE SHEETS

	Notes	December 31, 2006 (Unaudited)	March 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$ 21,446,804	$ 51,141,732
Trade accounts receivable		1,034,802	1,675,202
Inventories	4	9,111,593	3,239,947
Prepayments for materials		2,078,151	712,526
Other prepaid expenses and other assets, net	5	1,999,260	566,920
Total current assets		35,670,610	57,336,327

LONG TERM ASSETS
Oil and gas properties, full cost method, net	6	95,096,803	66,683,297
Other fixed assets, net	7	1,434,437	1,020,951
Intangible assets, net		35,128	49,656
Construction in progress	8	3,347,529	-
Long term VAT recoverable	9	3,385,429	1,335,971
Restricted cash		303,697	156,454
Total long term assets		103,603,023	69,246,329

TOTAL ASSETS		$ 139,273,633	$ 126,582,656

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$ 7,142,293	$ 3,629,338
Due to reservoir consultants		-	500,000
Taxes payable		383,098	145,406
Accrued liabilities and other payables		132,185	349,231
Total current liabilities		7,657,576	4,623,975

LONG TERM LIABILITIES
Liquidation fund		2,112,545	924,592
Deferred income tax liabilities	10	7,270,530	6,405,285
Total long term liabilities		9,383,075	7,329,877

COMMITMENTS AND CONTINGENCIES	14	-	-

SHAREHOLDERS’ EQUITY
Share capital	11	43,701	42,224
Additional paid in capital	11	133,648,978	123,831,007
Accumulated deficit		(11,459,697)	(9,244,427)
Total shareholders’ equity		122,232,982	114,628,804

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 139,273,633	$ 126,582,656

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Notes	Three months ended December 31, 2006 (unaudited)	Three months ended December 31, 2005 (unaudited)	Nine months ended December 31, 2006 (unaudited)	Nine months ended December 31, 2005 (unaudited)

REVENUES	12	$ 2,214,382	$ 2,058,792	$ 8,577,326	$ 4,106,765

EXPENSES
Oil and gas operating		360,905	242,582	1,351,478	509,289
General and administrative		1,705,166	1,497,515	9,028,108	7,379,267
Depletion		323,062	451,029	991,030	1,116,673
Amortization and depreciation		44,726	35,316	121,237	100,122
Accretion expenses		56,177	-	120,235	-
Total expenses		2,490,036	2,226,442	11,612,088	9,105,351

LOSS FROM OPERATIONS		(275,654)	(167,650)	(3,034,762)	(4,998,586)

OTHER INCOME (EXPENSE)
Realized gain on marketable securities		-	-	-	181,688
Unrealized gain on marketable securities		-	62,729	-	55,190
Foreign exchange (loss) / gain, net		(42,487)	58,450	(116,750)	(65,686)
Interest income, net		330,529	36,348	1,335,258	48,370
Other expense, net		(103,249)	(42,819)	(223,503)	(18,980)
Total other income		184,793	114,708	995,005	200,582

LOSS BEFORE INCOME TAXES		(90,861)	(52,942)	(2,039,757)	(4,798,004)

INCOME TAX EXPENSE	10	-	-	(175,513)	-

NET LOSS		$ (90,861)	$ (52,942)	$ (2,215,270)	$ (4,798,004)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED		43,693,985	33,426,080	43,422,404	32,676,428
LOSS PER COMMON SHARE - BASIC AND DILUTED		$ -	$ -	$ (0.05)	$ (0.15)

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Notes	Nine months ended December 31, 2006 (unaudited)	Nine months ended December 31, 2005 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$ (2,215,270)	$ (4,798,004)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	6	991,030	1,116,673
Depreciation and amortization		121,237	100,122
Accretion expenses		120,235	-
Stock based compensation expense	11	3,605,946	3,876,658
Stock issued for services	11	455,000	172,682
Loss on disposal of fixed assets		14,953	-
Income taxes	10	175,513	-
Unrealized gain on marketable securities		-	(55,190)
Changes in operating assets and liabilities
Decrease in marketable securities		-	173,206
Decrease / (increase) in trade accounts receivable		640,400	(668,184)
Increase in inventories		(5,871,646)	(93,644)
(Increase) / decrease in prepaid expenses and other assets		(4,847,423)	249,582
Tax benefit realized from share based compensation		(904,399)	-
Increase /(decrease) in liabilities		2,909,399	(2,966,193)

Net cash used in operating activities		(4,805,025)	(2,892,292)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of oil and gas properties	6	(27,412,450)	(12,016,813)
Acquisition of other fixed assets	7	(640,917)	(445,607)
Acquisition of intangible assets		(4,665)	(58,688)
Increase in construction in progress	8	(3,347,529)	-
Increase in restricted cash		(147,243)	(95,000)

Net cash used in investing activities		(31,552,804)	(12,616,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock		-	57,410,892
Proceeds from exercise of common stock options and warrants	11	5,758,502	2,401,750
Tax benefit realized from share based compensation		904,399	-

Net cash provided by financing activities		6,662,901	59,812,642

NET CHANGE IN CASH AND CASH EQUIVALENTS		(29,694,928)	44,304,242
CASH AND CASH EQUIVALENTS at beginning of period		51,141,732	9,989,632
CASH AND CASH EQUIVALENTS at end of period		$ 21,446,804	$ 54,293,874

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

Licenses and contracts

Emir Oil LLP is the operator of the Aksaz, Dolinnoe and Emir oil and gas fields in western Kazakhstan (the “ADE Block”, the “ADE Fields”). The Government of the Republic of Kazakhstan (the “Government”) initially issued the license to Zhanaozen Repair and Mechanical Plant on April 30, 1999. On June 9, 2000, the contract for exploration of the Aksaz, Dolinnoe and Emir oil and gas fields was entered into between the Agency of the Republic of Kazakhstan on Investments and the Zhanaozen Repair and Mechanical Plant. On September 23, 2002, the contract was assigned to Emir Oil LLP. On September 10, 2004 the Government extended the term of the Contract for exploration and License from five years to seven years through July 9, 2007. On December 7, 2004 the Government assigned to Emir Oil LLP exclusive right to explore the additional territory during the remaining term of the License. To move from the exploration and development stage to the commercial production stage, the Company must apply for and be granted a commercial production contract. The Company has an exclusive right to negotiate for commercial production and the Government is obligated to conduct these negotiations under the Law of Petroleum in Kazakhstan. If the Company does not move from the exploration and development stage to the commercial production stage, it has the right to produce and sell oil, including export oil, under the Law of Petroleum for the term of its existing contract, which may be extended for an additional two-year term.

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

Reclassifications

Certain reclassifications have been made in the financial statements for the nine months ended December 31, 2006 to conform to the March 31, 2006 presentation. The reclassifications had no effect on net income.

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

3.	CASH AND CASH EQUIVALENTS

As of December 31, 2006 and March 31, 2006 cash and cash equivalents included:

	December 31, 2006	March 31, 2006

US Dollars	$ 21,221,951	$ 50,959,064
Foreign currency	224,853	182,668
	$ 21,446,804	$ 51,141,732

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

8.	CONSTRUCTION IN PROGRESS

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

9.	LONG TERM VAT RECOVERABLE

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

Warrants outstanding and exercisable as of December 31, 2006 were as follows:

	Number of Shares	Weighted Average Exercise Price

As of March 31, 2006	1,109,624	$ 5.63

Granted	-	-
Exercised	(966,767)	5.95
Expired	-	-

As of December 31, 2006	142,857	$ 3.50

Additional information regarding warrants outstanding as of December 31, 2006 is as follows:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Warrants	Weighted Average Exercise Price

$ 3.50	142,857	$3.50	5.01	142,857	$3.50

12.	REVENUES

	Three months ended December 31, 2006	Three months ended December 31, 2005	Nine months ended December 31, 2006	Nine months ended December 31, 2005

Export sales	$ 2,214,382	$ -	$ 8,577,326	$ -
Domestic sales	-	2,058,792	-	4,106,765
	$ 2,214,382	$ 2,058,792	$ 8,577,326	$ 4,106,765

13.	RELATED PARTY TRANSACTIONS

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

As of December 31, 2006 and March 31, 2006 cash and cash equivalents included marketable securities of $0 and $33,095,609, respectively, consisted of discount bonds issued by General Electric Corporation and discount notes issued by Fannie Mae.

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

			Three months ended December 31, 2006 to the three months ended December 31, 2005
	For the three	For the three	$	%
	months ended	months ended	Increase	Increase
	December 31, 2006	December 31, 2005	(Decrease)	(Decrease)

Production volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	53,456	92,342	(38,886)	(42%)
Barrels of Oil equivalent (BOE)	53,456	92,342	(38,886)	(42%)

Sales volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	52,019	93,224	(41,205)	(44%)
Barrels of Oil equivalent (BOE)	52,019	93,224	(41,205)	(44%)

Average Sales Price (1)
Natural gas ($ per Mcf)	-	-	-	-
Natural gas liquids ($ per Bbl)	-	-	-	-
Oil and condensate ($ per Bbl)	$ 42.57	$ 22.08	$ 20.49	93%
Barrels of Oil equivalent ($ per BOE)	$ 42.57	$ 22.08	$ 20.49	93%

Operating Revenue:
Natural gas	-	-	-	-
Natural gas liquids	-	-	-	-
Oil and condensate	$ 2,214,382	$ 2,058,792	$ 155,590	7%
Gain on hedging and derivatives(2)	-	-	-	-

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

Oil and gas operating expenses increased 49% during current fiscal quarter compared to quarter ended December 31, 2005, so expense per BOE increased from $2.60 per BOE in quarter ended December 31, 2005 to $6.94 in current fiscal quarter.

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

Depletion. Depletion expenses for the current fiscal quarter decreased by $127,967 compared to depletion expenses for the quarter ended December 31, 2005. The major reason for this decrease in depletion expense is due to sales volumes decreasing by 44% in current fiscal quarter compared to the quarter ended December 31, 2005.

Depreciation and Amortization. Depreciation and amortization expenses for the current fiscal quarter increased 27% compared to the quarter ended December 31, 2005. The increase resulted from purchases of fixed assets during the quarter.

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

			Nine months ended December 31, 2006 to the nine months ended December 31, 2005
	For the nine	For the nine	$	%
	months ended	months ended	Increase	Increase
	December 31, 2006	December 31, 2005	(Decrease)	(Decrease)

Production volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	179,487	204,163	(24,676)	(12%)
Barrels of Oil equivalent (BOE)	179,487	204,163	(24,676)	(12%)

Sales volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	171,897	192,722	(20,825)	(11%)
Barrels of Oil equivalent (BOE)	171,897	192,722	(20,825)	(11%)

Average Sales Price (1)
Natural gas ($ per Mcf)	-	-	-	-
Natural gas liquids ($ per Bbl)	-	-	-	-
Oil and condensate ($ per Bbl)	$ 49.90	$ 21.31	$ 28.59	134%
Barrels of Oil equivalent ($ per BOE)	$ 49.90	$ 21.31	$ 28.59	134%

Operating Revenue:
Natural gas	-	-	-	-
Natural gas liquids	-	-	-	-
Oil and condensate	$ 8,577,326	$ 4,106,765	$ 4,470,561	109%
Gain on hedging and derivatives(2)	-	-	-	-

(1)  At times, we may produce more barrels than we sell in a given period. The average sales price is calculated based on the average sales price per barrel sold, not per barrel produced.

(2)  We did not engage in hedging transactions, including derivatives during the nine months ended December 31, 2006, or the nine months ended December 31, 2005.

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

Oil and gas operating expenses increased 165% during nine months ended December 31, 2006 compared to same prior period, so expense per BOE increased from $2.64 per BOE in nine months ended December 31, 2005 to $7.86 in nine month ended December 31, 2006.

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

Depletion. Depletion expenses for the nine months ended December 31, 2006 decreased by $125,643 compared to depletion expenses for the nine month ended December 31, 2005. The major reason for this decrease in depletion expense is due to sales volumes decreasing by 11% in current nine month period compared to nine month period ended December 31, 2005.

Depreciation and Amortization. Depreciation and amortization expenses for the nine months ended December 31, 2006 increased 21% compared to nine months ended September 30, 2005. The increase resulted from purchases of fixed assets during the current six month period.

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

Other Income. During the nine-month period ended December 31, 2006 we realized total other income of $995,005 compared to $200,582 during the fiscal quarter ended December 31, 2005. This 396% change is largely attributable to $1,286,888 increase in interest income. This income was partially offset by a $51,064 increase in exchange loss resulting from fluctuations of foreign currency rates against the U.S. Dollar, $181,688 decrease in realized gain on marketable securities and $55,190 decrease in unrealized gains on marketable securities and a $204,523 increase in other expenses. We anticipate the funds held in deposits and marketable securities will be used to fund our operations and therefore expect interest income and gains from marketable securities, both realized and unrealized, to decrease in upcoming quarters.

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

	Nine months ended December 31, 2006	Nine months ended December 31, 2005

Net cash used in operating activities	$ (4,805,025)	$ (2,892,292)
Net cash used in investing activities	$ (31,552,804)	$ (12,616,108)
Net cash provided by financing activities	$ 6,662,901	$ 59,812,642

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (29,694,928)	$ 44,304,242

Our principal source of liquidity during the third quarter and the nine months ended December 31, 2006 was cash and cash equivalents. At March 31, 2006 cash and cash equivalents totaled approximately $51 million. At December 31, 2006 cash and cash equivalents had decreased approximately $29.7 million. As discussed above, during the three months ended December 31, 2006 we spent approximately $14 million to fund the most active period of drilling and development activities in our history. During the nine months ended December 31, 2006, we have spent approximately $26 million in exploration, development and production

While we anticipate revenue to increase in upcoming quarters as these new wells are completed and are put into test production, at this time we cannot predict how much our production, and correspondingly, our revenue might increase. At current production rates, we expect that we will need to seek additional equity or debt financing if we are to drill the additional wells we need to support our claims of commercially producible reserves by the end of the term of our exploration contract. At this time, we have no firm commitments from any party to provide us additional financing, and there is no guarantee that we will be able to secure additional funding on acceptable terms, or at all.

Certain operating cash flows are denominated in local currency and are translated into U.S. dollars at the exchange rate in effect at the time of the transaction. Because of the potential for civil unrest, war and asset expropriation, some or all of these matters, which impact operating cash flow, may affect our ability to meet our short-term cash needs.

Contractual Obligations and Contingencies

The following table lists our significant commitments at December 31, 2006, excluding current liabilities as listed on our consolidated balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital Expenditure Commitment(1)	$ 4,500,000	$4,500,000	$ -	-	-
Due to the Government of the Republic of Kazakhstan(2)	11,344,880	11,344,880	-	-	-
Liquidation Fund	2,112,545	-	2,112,545	-	-
Total	$ 17,957,425	$15,844,880	$2,112,545	-	-

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

6