Form 10-K/A
period 2007-03-31
BMB MUNAI INC
filed 2008-01-10
CIK 924805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A-2

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note to Amendment No. 2 to Annual Report on Form 10-K

BMB Munai, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A-2 (the “Second Amendment”) to its Annual Report for the fiscal year ended March 31, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on June 14, 2007 (the “Original Annual Report”) and subsequently amended on July 10, 2007 (the “First Amendment”) in response to certain comments raised by the staff of the SEC.

Item 1 “Business” of the Original Annual Report is hereby amended to provide additional information to our table disclosing proved developed and proved undeveloped reserve volumes that we have scheduled to recover before and after the expiration of our current exploration license.

Item 2 “Properties” of the Original Annual Report is hereby amended to clarify the reasons for the discrepancies between the amount of expenditures reflected in the table on page 20 of the Original Annual Report and the amounts disclosed in the “Capitalized Costs” and “Exploration, Development and Acquisition Capital Expenditures” tables included in Item 2 and in Note 21 “SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION DEVELOPMENT AND PRODUCTION ACTIVITIES (unaudited)” of the Notes to the Consolidated Financial Statements. Item 2 is also hereby amended to revising the “Drilling Operations”table on page 22 to disclose our drilling activity on a year-by-year basis rather than cumulatively.

Disclosure regarding fluctuations in “Other Income” inItem 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Annual Report is hereby amended to reflect certain reclassifications that were made in the financial statements for the year ended March 31, 2006 to conform to the March 31, 2007 presentation. The reclassifications had no effect on net income.

As noted in the preceding paragraph, Item 8 “Financial Statements and Supplementary Data” is hereby amended to include changes to Note 21 of the Notes to the Consolidated Financial Statements, including a change to the “Costs Incurred” table included in Note 21. In the Original Annual Report we presented “Costs Incurred” on a cumulative basis. In this Second Amendment the table has been revised to present “Costs Incurred” on a yearly basis consistent with Financial Accounting Standard 69. As a result of this change, “Total Costs Incurred” during the years ended March 31, 2006 and 2005 decreased from $107,591,043 and $68,079,938, respectively to $39,511,105 and $18,678,228, respectively. Other footnote disclosures were also revised in response to the SEC comments.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Second Amendment also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certification exhibits and Item 15 have been revised accordingly. Item 15 has also been revised to include the consents of Hansen, Barnett & Maxwell, P.C. and BDO Kazakhstanaudit, LLP to the incorporation by reference of this Amended Annual Report in the Registration Statement of the Company on Form S-3, as amended, currently on file with the Securities and Exchange Commission.

This Second Amendment speaks only to the original filing dates of the Original Annual Report and the First Amendment, and except for those Items discussed in this explanatory note, is unchanged from the Original Annual Report, as amended by the First Amendment. This Second Amendment does not reflect events after the filing of the Original Annual Report or modify or update those disclosures affected by subsequent events. Therefore, you should read this Second Amendment together with the other reports of the Company that update and supersede the information contained in this Second Amendment.

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

	Proved reserves to be recovered by June 30, 2009(1)		Proved reserves to be recovered after June 30, 2009(1)
	Developed(2)	Undeveloped(3)	Developed(2)	Undeveloped(3)	Total
Oil and condensate (MBbls)(4)	2,275	242	9,579	3,185	15,281
Natural gas (MMcf)	-	-	-	-	-
Total BOE (MBbls)	2,275	242	9,579	3,185	15,281

Standardized Measure of discounted future net cash flows(5) (in thousands of U.S. Dollars)					$171,265

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

Our business isheavily dependent upon the price of and demand for oil production and the level of such production will be subject to wide fluctuations and depend on numerous factors beyond our control, including the following:

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

Our activities, and correspondingly our ability to generate revenue to support operations, could be adversely affected because of inadequate infrastructure in the region where our properties are located.

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
- *AREA ASSIGNED OIL RESERVES*
- *AREA OF ADDITIONAL RESOURCE POTENTIAL*

BMB MUNAI, INC.

ADE BLOCK AND EXTENDED LICENSE TERRITORY

MANGISTAU OBLAST, KAZAKHSTAN

ORIENTATION MAP

MARCH 2006 JOB No. 4075 FIGURE No. 1

We currently own a 100% interest in a license to use subsurface mineral resources and a hydrocarbon exploration contract issued by the ROK in 1999 and 2000, respectively (collectively referred to herein as the “license” or the “contract”). The original contract granted us the right to engage in exploration and development activities in an area of approximately 200 square kilometers referred to herein as the ADE Block. The ADE Block is comprised of three fields, the Aksaz, Dolinnoe and Emir fields. During our 2006 fiscal year our exploration contract was expanded to include an additional 260 square kilometers of land adjacent to the ADE Block, which we refer to as the “Extended Territory.” The Extended Territory is governed by the terms of the original contract. The ADE Block and the Extended Territory are sometimes collectively referred to herein as “our properties.”

When initially granted, the exploration and development stage of the contract had a five year term. The time for exploration and development was extended to July 9, 2007, with the right to seek an additional two-year extension. In February 2007 the MEMR granted our request for an extension of our exploration contract. Under the terms of the contract extension, the exploration period will extend to July 2009 over the entire exploration contract territory.

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

The contract we hold follows the above format. The contract sets the minimum dollar amount we must expend during each year of our work program. Under our exploration license our work program year ends on July 9 each year, whereas our fiscal year ends on March 31 each year. As a result of these timing differences, the amounts reflected in this table as “Actually Made” may differ from amounts disclosed elsewhere in our Management’s Discussion and Analysis or Consolidated Financial Statements, which present figures based on our fiscal year end rather than our work program year end.

Amount of Expenditure	Prior to July 2005	July 2005 to July 2006	July 2006 to July 2007	July 2007 to July 2008	July 2008 to July 2009	Total
Mandated by Contract	$21,500,000	$6,000,000	$12,700,000	$ 8,480,000	$70,000	$48,750,000
Actually Made	$38,400,000	$12,700,000	$38,410,000*	$ -	$ -	$88,510,000

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

As noted above, from June 2006 through March 31, 2007 we invested approximately $38.4 million in the exploration and development of our properties. During the year ended March 31, 2007, we incurred and capitalized expenses of approximately $18.4 million attributable to drilling activities at the Kariman-1, Kariman-2, Dolinnoe-6 and Emir-6 wells during the year, as discussed in more detail below. We also incurred and capitalized approximately $6.2 million in well workover expenses, almost $1.3 million in geological and geophysical works and $9.5 million in materials used in exploration and development activities. Such capitalized costs are recorded as oil and gas properties on our balance sheet as at March 31, 2007. See Note 6 to Consolidated Financial Statements.

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

	March 31, 2007		March 31, 2006		March 31, 2005
	Gross	Net	Gross	Net	Gross	Net
Exploratory:
Productive	-	-	-	-	-	-
Non-productive	-	-	-	-	-	-
Total	-	-	-	-	-	-

Development:
Productive	3	3	2	2	4	4
Non-productive	-	-	-	-	-	-
Total	-	-	-	-	-	-
Grand Total	3	3	2	2	4	4

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

During the summer of 2007 we commenced drilling operations on three wells simultaneously, Kariman-2, Dolinnoe-6 and Borly-2.

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

Well completion activities were conducted utilizing a drilling rig specifically employed for workover and completion operations. Subsequent testing of the well during the months of February and March yielded test production ranging from 996 to 1,859 bpd with steady production in the range of 1,400 to 1,700 bpd. We plan to continue test production from this well.

Cost Information

Capitalized Costs

Capitalized costs and accumulated depletion, depreciation and amortization relating to our oil and natural gas producing activities, all of which are conducted in the Republic of Kazakhstan, are summarized below:

	As of March 31, 2007	As of March 31, 2006

Developed oil and natural gas properties	$ 82,311,230	$ 68,079,938
Unevaluated oil and natural gas properties	25,279,813	-
Accumulated depletion, depreciation and amortization	(3,403,475)	(1,396,641)
Net capitalized cost	$ 104,187,568	$ 66,683,297

Exploration, Development and Acquisition Capital Expenditures

The following table sets forth certain information regarding the total costs incurred associated with exploration, development and acquisition activities.

	For the year ended March 31, 2007	For the year ended March 31, 2006	For the year ended March 31, 2005

Acquisition costs:
Unproved properties	$ -	$ -	$ -
Proved properties	-	-	19,075,000
Exploration costs	1,370,797	3,453,603	713,220
Development costs	37,063,321	14,368,323	16,687,432
Subtotal	38,434,118	17,821,926	36,475,652
Asset retirement costs	1,076,987	856,302	60,973
Total costs incurred	$ 39,511,105	$ 18,678,228	$ 36,536,625

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

	High	Low

Fiscal year ended March 31, 2007

Fourth quarter	$ 5.49	$ 4.51
Third quarter	$ 6.03	$ 4.56
Second quarter	$ 8.80	$ 5.80
First quarter	$ 10.65	$ 7.85

Fiscal year ended March 31, 2006

Fourth quarter	$ 9.70	$ 6.70
Third quarter	$ 7.50	$ 6.00
Second quarter	$ 8.15	$ 4.65
First quarter	$ 5.30	$ 4.01

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

Other Income. During the fiscal year ended March 31, 2007 we realized total other income of $1,487,928 compared to $639,880 during the fiscal year ended March 31, 2006. This 133% increase is largely attributable to $1,055,722 increase in interest income we realized from funds we received from a private placement we completed in December 2005 and a $126,705 increase in exchange gain resulting from fluctuations of foreign currency rates against the U.S. Dollar. This income is partially offset by a $236,878 decrease in realized gain on marketable securities and $97,501 increase in other expenses. We anticipate the funds held in deposits and marketable securities will be used to fund our operations and therefore expect interest income and gains from marketable securities, both realized and unrealized, to decrease significantly in upcoming quarters.

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

			Fiscal Year ended March 31, 2006 compared to the Fiscal Year ended March 31, 2005
	For the Fiscal	For the Fiscal	$ Increase	% Increase
	Year ended	Year ended	(Decrease)	(Decrease)
	March 31, 2006	March 31, 2005

Production volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	242,522	68,755	173,767	253%
Barrels of Oil equivalent (BOE)	242,522	68,755	173,767	253%

Sales volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	227,976	64,084	163,892	256%
Barrels of Oil equivalent (BOE)	227,976	64,084	163,892	256%

Average Sales Price(1)
Natural gas ($ per Mcf)	$ -	$ -	$ -	-
Natural gas liquids ($ per Bbl)	$ -	$ -	$ -	-
Oil and condensate ($ per Bbl)	$ 26.13	$ 15.19	$ 10.94	72%
Barrels of Oil equivalent ($ per BOE)	$ 26.13	$ 15.19	$ 10.94	72%

Operating Revenue:
Natural gas	$ -	$ -	$ -	-
Natural gas liquids	$ -	$ -	$ -	-
Oil and condensate	$ 5,956,731	$ 973,646	$ 4,983,085	512%
Gain on hedging and derivatives(2)	$ -	$ -	$ -	-

(1)	At times, we may produce more barrels than we sell in a given period. The average sales price is calculated based on the average sales price per barrel sold, not per barrel produced.
(2)	We did not engage in hedging transactions, including derivatives during the fiscal years ended March 31, 2006 and 2005.

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

Other Income. During the fiscal year ended March 31, 2006 we realized total other income of $639,880 compared to $503,565 during the fiscal year ended March 31, 2005. This 27% increase in other income is largely attributable to $416,860 increase in interest income, $51,811 increase in realized gain on marketable securities and $252,767 decrease in unrealized loss on marketable securities. During the year ended March 31, 2006 we received approximately $55 million for securities sold during a private placement transaction completed in December 2005. Therefore, at times during the year, we had funds that were not being used in operations that we invested in deposits and marketable securities. This income is partially offset by a $513,068 increase in exchange loss resulting from fluctuations of foreign currency rates against the U.S. Dollar and a $72,055 increase in other expenses.

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

Contractual Obligations and Contingencies

The following table lists our significant commitments at March 31, 2007, excluding current liabilities as listed on our consolidated balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital Expenditure Commitment(1)	$ 21,250,000	$12,700,000	$ 8,550,000	-	-
Due to the Government of the Republic of Kazakhstan(2)	$ 11,344,880	-	$11,344,880	-	-
Liquidation Fund	$ 2,165,829	-	$ 2,165,829	-	-
Total	$ 34,760,709	$12,700,000	$22,060,709	-	-

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this item are included beginning at page F-1 herein.

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

A brief description of the background and business experience of each of the above listed individuals follows:

Boris Cherdabayev. Mr. Cherdabayev joined BMB Holding, Inc., and assumed his current positions in May 2003. From May 2000 to May 2003, Mr. Cherdabayev served as Director at LLP TengizChevroil, LLP a multinational oil and gas company owned by Chevron, ExxonMobil, KazMunayGas and LukOil. From 1998 to May 2000, Mr. Cherdabayev served as a member of the Board of Directors, Vice-President of Exploration and Production and Executive Director on Services Projects Development for NOC “Kazakhoil”, an oil and gas exploration and production company. From 1983 to 1988, and from 1994 to 1998 he served as a people’s representative at Novouzen City Council (Kazakhstan); he served as a people’s representative at Mangistau Oblast Maslikhat (regional level legislative structure) and a Chairman of the Committee on Law and Order. For his achievements Mr. Cherdabayev has been awarded with a national “Kurmet” order. Mr. Cherdabayev earned an engineering degree from the Ufa Oil & Gas Institute, with a specialization in “machinery and equipment of oil and gas fields” in 1976. Mr. Cherdabayev also earned an engineering degree from Kazakh Polytechnic Institute, with a specialization in “mining engineer on oil and gas fields’ development.” During his career he also completed an English language program in the USA, the CHAMP Program (Chevron Advanced Management Program) at Chevron Corporation offices in San-Francisco, CA, USA, and the CSEP Program (Columbia Senior Executive Program) at Columbia University, New York, NY USA. Mr. Cherdabayev is not a director or nominee of any other reporting company.

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

Type of Security	Name and Address	Amount & Nature of Beneficial Ownership	% of Class

Common	Bakhytbek Baiseitov	4,267,177(1)	10%(9)
100 Shevchenko Street
Almaty, Kazakhstan 480072

Common	Boris Cherdabayev	6,674,983(2)	15%(9)
202 Dostyk Ave, 4th Floor
Almaty, Kazakhstan 050051

Common	Sanat Kasymov	170,000(3)	*
202 Dostyk Ave, 4th Floor
Almaty, Kazakhstan 050051

Common	Gamal Kulumbetov	140,000(4)	*
202 Dostyk Ave, 4th Floor
Almaty, Kazakhstan 050051

Common	Troy Nilson	10,000	*
533 West 2600 South #250
Bountiful, Utah 84010

Common	Stephen Smoot	10,000	*
	875 Donner Way, Suite 705
	Salt Lake City, Utah 84108

Common	Leonard Stillman	0	*
	5794 West Poll
	Mountain Green, Utah 84050

Common	Askar Tashtitov	170,000(5)	*
	202 Dostyk Ave, 4th Floor
	Almaty, Kazakhstan 050051

Common	Valery Tolkachev	190,000(6)	*(9)
	27/6 Pokrovka St., Building 6
	Moscow, Russia 105062

Common	Toleush Tolmakov	2,900,365(7)	6%
	Daulet village, oil storage depot
	Aktau, Kazakhstan 466200

Common	Touradji Capital Management, LP	2,266,365	5%
	101 Park Avenue, 47th Floor
	New York, New York 10178

Officers, Directors and Nominees		7,364,983	16%(9)
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

(8)Mr. Paul Touradji is the General Partner of Touradji Capital Management.

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

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are included as part of this report:

Exhibit 21.1	Subsidiaries
Exhibit 23.1	Consent of Chapman Petroleum Engineering Ltd.
Independent Petroleum Engineers
Exhibit 23.2	Consent of Hansen, Barnett & Maxwell, P.C.
Independent Registered Public Accounting Firm
Exhibit 23.3	Consent of BDO Kazakhstanaudit, LLP
Independent Registered Public Accounting Firm
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Financial Officer Pursuant
to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section

906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to Section 906

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
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

BMB Munai, Inc.

We have audited the accompanying consolidated balance sheet of BMB Munai, Inc. and subsidiary as of March 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BMB Munai, Inc.’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 13, 2007 expressed an unqualified opinion thereon.

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

/s/ BDO Kazakhstanaudit, LLP

June 26, 2006

Almaty, Kazakhstan

BMB MUNAI, INC.

CONSOLIDATED BALANCE SHEETS

	Notes	March 31, 2007	March 31, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$ 12,172,940	$ 51,141,732
Trade accounts receivable		3,994,662	1,675,202
Inventories	4	10,334,696	3,239,947
Prepayments for materials		1,409,213	712,526
Prepaid expenses and other assets, net	5	2,060,024	566,920
Total current assets		29,971,535	57,336,327

LONG TERM ASSETS
Oil and gas properties, full cost method, net	6	104,187,568	66,683,297
Other fixed assets, net	7	1,519,123	1,070,607
Construction in progress	8	4,463,063	-
Long term VAT recoverable	9	4,351,059	1,335,971
Restricted cash	10	303,697	156,454
Total long term assets		114,824,510	69,246,329

TOTAL ASSETS		$ 144,796,045	$ 126,582,656

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$ 8,542,052	$ 3,629,338
Due to reservoir consultants		-	500,000
Taxes payable		324,053	145,406
Accrued liabilities and other payables		254,194	349,231
Total current liabilities		9,120,299	4,623,975

LONG TERM LIABILITIES
Liquidation fund	11	2,165,829	924,592
Deferred taxes	12	7,948,297	6,405,285
Total long term liabilities		10,114,126	7,329,877

COMMITMENTS AND CONTINGENCIES	17	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	13	-	-
Common stock - $0.001 par value; 500,000,000 and 100,000,000 shares authorized, respectively; 44,690,657 and 42,223,685 shares outstanding, respectively	13	44,691	42,224
Additional paid in capital	13	133,721,865	123,831,007
Accumulated deficit		(8,204,936)	(9,244,427)
Total shareholders’ equity		125,561,620	114,628,804

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 144,796,045	$ 126,582,656

See notes to the consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Notes	Year ended March 31, 2007	Year ended March 31, 2006	Year ended March 31, 2005

REVENUES	14	$ 15,785,784	$ 5,956,731	$ 973,646

COSTS AND OPERATING EXPENSES
Oil and gas operating		2,272,251	875,319	406,361
General and administrative		10,757,727	9,724,597	4,060,962
Depletion		2,006,834	1,167,235	229,406
Amortization and depreciation		170,610	133,148	66,451
Accretion expense		173,519	5,602	-
Total costs and operating expenses		15,380,941	11,905,901	4,763,180

INCOME/(LOSS) FROM OPERATIONS		404,843	(5,949,170)	(3,789,534)

OTHER INCOME (EXPENSE)
Realized gain on marketable securities		-	236,878	185,067
Unrealized loss on marketable securities		-	-	(252,767)
Interest income, net		1,490,381	434,659	17,799
Other (expense)/income, net		(115,611)	(18,110)	53,945
Total other income		1,487,928	639,880	503,565

INCOME/(LOSS) BEFORE INCOME TAXES		1,892,771	(5,309,290)	(3,285,969)

INCOME TAX EXPENSE	12	(853,280)	(35,043)	(343)

NET INCOME/(LOSS)		$ 1,039,491	$ (5,344,333)	$ (3,286,312)

BASIC NET INCOME / (LOSS) PER COMMON SHARE	15	$ 0.02	$ (0.15)	$ (0.12)
–DILUTED NET INCOME / (LOSS) PER COMMON SHARE	15	$ 0.02	$ (0.15)	$ (0.12)

See notes to the consolidated financial statements.

BMB MUNAI, INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Common stock		Additional paid-in	Accumulated
	Notes	Shares	Amount	capital	deficit	Total

At March 31, 2004		20,429,421	20,429	12,115,445	(613,782)	11,522,092

Common stock issued in exchange of 30% shares of Emir Oil LLP	13	3,500,000	3,500	19,071,500	-	19,075,000
Common stock issued in private placements	13	6,584,340	6,585	27,273,575	-	27,280,160
Common stock issued for subscription	13	1,101,000	1,101	5,503,899	-	5,505,000
Subscription receivable	13	(1,101,000)	(1,101)	(5,503,899)	-	(5,505,000)
Net loss for the year		-	-	-	(3,286,312)	(3,286,312)

At March 31, 2005		30,513,761	$ 30,514	$ 58,460,520	$ (3,900,094)	$ 54,590,940

Common stock issued in private placements	13	10,267,667	10,268	57,400,624	-	57,410,892
Options and warrants exercised	13	902,514	902	2,996,767	-	2,997,669
Stock grants and stock options issued	13	539,743	540	4,973,096	-	4,973,636
Net loss for the year		-	-	-	(5,344,333)	(5,344,333)

At March 31, 2006		42,223,685	$ 42,224	$ 123,831,007	$ (9,244,427)	$ 114,628,804

Stock grants and stock options issued	13	1,495,000	1,495	4,133,328	-	4,134,823
Options and warrants exercised	13	971,972	972	5,757,530	-	5,758,502
Net income for the year		-	-	-	1,039,491	1,039,491

At March 31, 2007		44,690,657	$ 44,691	$ 133,721,865	$ (8,204,936)	$ 125,561,620

See notes to the consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Notes	Year ended March 31, 2007	Year ended March 31, 2006	Year ended March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)		$ 1,039,491	$ (5,344,333)	$ (3,286,312)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	6	2,006,834	1,167,235	229,406
Depreciation and amortization	7	170,610	133,148	66,451
Accretion expenses	11	173,519	5,602	-
Stock based compensation expense	13	3,679,823	4,800,954	-
Stock issued for services	13	455,000	172,682	-
Provision expense for uncollectible advances and prepayments		-	66,401	129,051
Minority interest in operations of subsidiary		-	-	(82,134)
Gain on disposal of fixed assets		(8,735)	-	-
Income taxes	12	853,280	35,043	343
Unrealized loss on marketable securities		-	-	252,767
Changes in operating assets and liabilities
Decrease in marketable securities		-	788,921	1,837,448
Increase in trade accounts receivable		(2,319,460)	(1,542,802)	(132,400)
Increase in inventories		(7,094,749)	(12,536)	(3,043,527)
(Increase) / decrease in prepaid expenses and other assets		(2,189,791)	1,608,673	(2,540,271)
Increase in VAT recoverable		(3,015,088)	(118,200)	(1,217,751)
Increase /(decrease) in current liabilities		4,372,122	(2,595,696)	6,371,925

Net cash used in operating activities		(1,877,144)	(834,908)	(1,415,004)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of oil and gas properties	6	(37,483,825)	(17,759,232)	(17,411,861)
Acquisition of other fixed assets	7	(824,974)	(566,840)	(549,045)
Proceeds from sale of fixed assets		68,955
Increase in construction in progress	8	(4,463,063)	-	-
Increase in restricted cash		(147,243)	(95,481)	(40,973)

Net cash used in investing activities		(42,850,150)	(18,421,553)	(18,001,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock		-	57,410,892	27,280,160
Proceeds from exercise of common stock options and warrants	13	5,758,502	2,997,669	-

Net cash provided by financing activities		5,758,502	60,408,561	27,280,160

NET CHANGE IN CASH AND CASH EQUIVALENTS		(38,968,792)	41,152,100	7,863,277
CASH AND CASH EQUIVALENTS at beginning of year		51,141,732	10,778,553	2,126,355
CASH AND CASH EQUIVALENTS at end of year		$ 12,172,940	$ 51,141,732	$ 9,989,632

See notes to the consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year ended March 31, 2007	Year ended March 31, 2006	Year ended March 31, 2005
Non-Cash Investing and Financing Activities
Asset retirement obligation incurred in property development	$ 1,067,718	$ 858,017	$ -
Common stock issued for ownership percentage in subsidiary	-	-	19,075,000
Deferred tax liability incurred in non-taxable business combination of subsidiary	813,934	-	6,405,285

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of March 31, 2007 and 2006, were as follows:

	March 31, 2007	March 31, 2006

Advances for services	$ 2,016,177	$ 452,839
Other	255,322	309,533

Reserves against uncollectible advances and prepayments	(211,475)	(195,452)
	$ 2,060,024	$566,920

NOTE 6 - OIL AND GAS PROPERTIES

Oil and gas properties using the full cost method as of March 31, 2007 and 2006, were as follows:

	March 31, 2007	March 31, 2006

Cost of drilling wells	$ 33,263,035	$ 14,895,604
Subsoil use rights	20,788,119	20,788,119
Material and fuel used in exploration and development activities	16,417,280	6,840,976
Professional services received in exploration and development activities	16,179,937	10,600,327
Deferred tax	7,219,219	6,405,285
Geological and geophysical	2,803,215	1,432,418
Infrastructure development costs	1,753,222	1,412,999
Other capitalized costs	9,167,016	5,704,210

Accumulated depletion	(3,403,475)	(1,396,641)
	$ 104,187,568	$ 66,683,297

The purchase of Emir Oil LLP (see Note 13) has been accounted for as a non-taxable business combination. Since goodwill was not recognized in this stock based subsidiary acquisition involving oil and gas properties, a recognition of a deferred tax liability related to the acquisition increases the financial reporting basis of the oil and gas properties.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - EARNINGS PER SHARE INFORMATION

The calculation of the basic and diluted earnings/loss per share is based on the following data:

	Year ended March 31, 2007	Year ended March 31, 2006	Year ended March 31, 2005

Net income / (loss)	$ 1,039,491	$(5,344,333)	$(3,286,312)

Basic weighted-average common shares outstanding	43,523,907	34,867,642	26,948,437

Effect of dilutive securities
Warrants	63,492	-	-
Stock options	240,409	-	-

Dilutive weighted average common shares outstanding	43,827,808	34,867,642	26,948,437

Basic income / (loss) per common share	0.02	(0.15)	(0.12)

Dilutive income / (loss) per common share	0.02	(0.15)	(0.12)

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Capitalized Costs - Capitalized costs and accumulated depletion, depreciation and amortization relating to our oil and natural gas producing activities, all of which are conducted in the Republic of Kazakhstan, are summarized below:

	March 31, 2007	March 31, 2006

Developed oil and natural gas properties	$ 82,311,230	$ 68,079,938
Unevaluated oil and natural gas properties	25,279,813	-
Accumulated depletion, depreciation and amortization	(3,403,475)	(1,396,641)
Net capitalized cost	$ 104,187,568	$ 66,683,297

Costs Incurred - Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:

	For the year ended March 31, 2007	For the year ended March 31, 2006	For the year ended March 31, 2005

Acquisition costs:
Unproved properties	$ -	$ -	$ -
Proved properties	-	-	19,075,000
Exploration costs	1,370,797	3,453,603	713,220
Development costs	37,063,321	14,368,323	16,687,432
Subtotal	38,434,118	17,821,926	36,475,652
Asset retirement costs	1,076,987	856,302	60,973
Total costs incurred	$ 39,511,105	$ 18,678,228	$ 36,536,625

Results of Operations – Results of operations for the Company’s oil and natural gas producing activities are summarized below:

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended March 31, 2007	For the year ended March 31, 2006	For the year ended March 31, 2005

Oil and natural gas revenues	$ 15,785,784	$ 5,956,731	$ 973,646

Operating expenses:
Oil and natural gas operating expenses and ad valorem taxes	2,272,251	875,319	406,361
Accretion expense	173,519	5,602	-
Depletion expense	2,006,834	1,167,235	229,406
Results of operations from oil and gas producing activities	$ 11,333,180	$ 3,908,575	$ 337,879

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

The Company’s net ownership in estimated quantities of proved oil reserves, and changes in net proved reserves, all of which are located in the Republic of Kazakhstan, are summarized below:

	Oil, Condensate and Natural Gas Liquids (MBbls)
	For the year ended March 31, 2007	For the year ended March 31, 2006	For the year ended March 31, 2005
Proved developed and undeveloped reserves
Beginning of the year	13,748,000	13,160,000	-
Revisions of previous estimates	(916,007)	830,522	-
Purchase of oil and gas properties	-	-	-
Extensions and discoveries(1)	2,770,000	-	13,228,755
Sales of properties	-	-	-
Production	(321,993)	(242,522)	(68,755)

End of year	15,280,000	13,748,000	13,160,000
Proved developed reserves at year end	11,852,000	11,168,000	10,580,000

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)

During the year ended March 31, 2007 we drilled one well (gross and net) on the Kariman structure. The addition of the Kariman structure during the year ended March 31, 2007 resulted in an increase in our estimated proved developed reserves of approximately 2.7 million BOE (barrels of oil equivalent) and no increase in our proved undeveloped reserves. These were the only extensions or discoveries made during the year ended March 31, 2007.

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

Changes in Standardized Measure – Changes in Standardized Measure of Discounted Future Net Cash Flows relating to proved oil reserves are summarized below:

	For the year ended March 31, 2007	For the year ended March 31, 2006	For the year ended March 31, 2005

Changes due to current year operations:
Sales of oil and natural gas, net of oil and natural gas operating expenses	$ (13,513,533)	$ (5,127,217)	$ (569,020)
Sales of oil and natural gas properties	-	-	-
Purchase of oil and gas properties	-	-	-
Extensions and discoveries(1)	75,090,000	-	77,847,020
Net change in sales and transfer prices, net of production costs	(5,992,120)	67,650,993	-
Changes due to revisions of standardized variables	-	-	-
Prices and operating expenses	-	-	-
Revisions to previous quantity estimates	(11,949,945)	9,199,160	-
Estimated future development costs	(5,419,716)	409,194	-
Income taxes	5,206,000	(34,678,000)	(49,757,000)
Accretion of discount	10,264,500	2,752,100	-
Production rates (timing)	2,268,615	25,929,078	-
Other	12,666,199	8,988,692	-
Net Change	68,620,000	75,124,000	27,521,000
Beginning of year	102,645,000	27,521,000	-
End of year	$ 171,265,000	$ 102,645,000	$ 27,521,000

(1)

The addition of the Kariman structure during the year ended March 31, 2007 resulted in an increase in our estimated proved reserves pre-tax PV-10 of approximately $75 million (present value of future net revenues before income taxes discounted at 10%).

Sales of oil and natural gas, net of oil and natural gas operating expenses are based on historical pre-tax results. Sales of oil and natural gas properties, extensions and discoveries, purchases of minerals in place and the changes due to revisions in standardized variables are reported on a pre-tax discounted basis, while the accretion of discount is presented on an after tax basis.