Form 10-Q
period 2007-12-31
BMB MUNAI INC
filed 2008-02-11
CIK 924805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2007

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

Yes ☐ No ☒

As of February 4, 2008, the registrant had 44,690,657 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Consolidated Financial Statements

BMB MUNAI, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Notes	December 31, 2007	March 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$ 32,186,929	$ 12,172,940
Inventories	4	9,985,056	10,334,696
Trade accounts receivable		6,284,904	3,994,662
Prepayments for materials		8,804,777	1,409,213
Prepaid expenses and other assets, net	5	5,902,491	2,060,024
Total current assets		63,164,157	29,971,535

LONG TERM ASSETS
Oil and gas properties, full cost method, net	6	158,684,037	104,187,568
Construction in progress	7	6,480,615	4,463,063
Long term VAT recoverable	8	6,686,660	4,351,059
Convertible notes issue costs		3,437,680	-
Other fixed assets, net	9	2,903,566	1,519,123
Restricted cash		622,697	303,697
Total long term assets		178,815,255	114,824,510

TOTAL ASSETS		$ 241,979,412	$ 144,796,045

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		18,301,004	$ 8,542,052
Accrued coupon on convertible notes	10	1,391,667	-
Taxes payable		833,898	324,053
Accrued liabilities and other payables		278,147	254,194
Total current liabilities		20,804,716	9,120,299

LONG TERM LIABILITIES
Convertible notes payable	10	60,348,197	-
Deferred taxes		15,370,129	7,948,297
Liquidation fund	11	2,839,548	2,165,829
Total long term liabilities		78,557,874	10,114,126

COMMITMENTS AND CONTINGENCIES	16	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	12	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 44,690,657 and 44,690,657 shares outstanding, respectively	12	44,691	44,691
Additional paid in capital	12	135,452,736	133,721,865
Retained earnings / (Accumulated deficit)		7,119,395	(8,204,936)

Total shareholders’ equity		142,616,822	125,561,620

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 241,979,412	$ 144,796,045

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		Three months ended December 31,		Nine months ended December 31,
	Notes	2007	2006	2007	2006

REVENUES	13	$ 16,832,612	$ 2,214,382	$ 41,177,967	$ 8,577,326

COSTS AND OPERATING EXPENSES
Oil and gas operating		1,538,143	360,905	3,768,513	1,351,478
General and administrative		3,988,250	1,705,166	10,954,205	9,028,108
Depletion		1,716,899	323,062	4,223,854	991,030
Amortization and depreciation		62,850	44,726	175,069	121,237
Accretion expenses		70,235	56,177	162,594	120,235

Total costs and operating expenses		7,376,377	2,490,036	19,284,235	11,612,088

INCOME / (LOSS) FROM OPERATIONS		9,456,235	(275,654)	21,893,732	(3,034,762)

OTHER INCOME (EXPENSE)
Foreign exchange gain / (loss), net		79,774	(42,487)	2,224	(116,750)
Interest income, net		421,090	330,529	1,060,480	1,335,258
Other expense, net		(101,037)	(103,249)	(210,273)	(223,503)
Total other income		399,827	184,793	852,431	995,005

INCOME / (LOSS) BEFORE INCOME TAXES		9,856,062	(90,861)	22,746,163	(2,039,757)

INCOME TAX EXPENSE		(3,351,061)	-	(7,421,832)	(175,513)

NET INCOME / (LOSS)		$ 6,505,001	$ (90,861)	$ 15,324,331	$ (2,215,270)

BASIC NET INCOME/(LOSS) PER COMMON SHARE	14	$ 0.14	$ -	$ 0.34	$ (0.05)

DILUTED NET INCOME/(LOSS) PER COMMON SHARE	14	$ 0.14	$ -	$ 0.34	$ (0.05)

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended December 31,		2007	2006
	Notes
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)		$ 15,324,331	$ (2,215,270)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depletion	6	4,223,854	991,030
Depreciation and amortization		175,069	121,237
Accretion expenses	11	162,594	120,235
Stock based compensation expense	12	1,479,804	3,605,946
Stock issued for services	12	251,067	455,000
Income taxes		7,421,832	175,513
Loss on disposal of fixed assets		57,185	14,953
Changes in operating assets and liabilities:
(Increase )/decrease in trade accounts receivable		(2,290,242)	640,400
Decrease/(increase) in inventories		349,640	(5,871,646)
Increase in prepaid expenses and other assets		(11,238,031)	(2,797,965)
Increase in VAT recoverable		(2,335,601)	(2,049,458)
Increase in current liabilities		10,292,750	2,909,399

Net cash provided by / (used in) operating activities		23,874,252	(3,900,626)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of oil and gas properties	6	(55,974,252)	(27,412,450)
Acquisition of other fixed assets		(1,760,222)	(645,582)
Increase in construction in progress	7	(2,017,552)	(3,347,529)
Increase in restricted cash		(319,000)	(147,243)

Net cash used in investing activities		(60,071,026)	(31,552,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt	10	56,210,763	-
Proceeds from exercise of common stock options and warrants		-	5,758,502

Net cash provided by financing activities		56,210,763	5,758,502

NET CHANGE IN CASH AND CASH EQUIVALENTS		20,013,989	(29,694,928)
CASH AND CASH EQUIVALENTS at beginning
of period		12,172,940	51,141,732
CASH AND CASH EQUIVALENTS at end of period		$ 32,186,929	$ 21,446,804

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(CONTINUED)

For the Nine Months Ended December 31,		2007	2006
	Notes
Non-Cash Investing and Financing Activities
Asset retirement obligation incurred in property development	11	$ 511,125	$ -
Accrued coupon on convertible notes incurred in property development	10	1,391,667	-
Accretion of discount on convertible notes incurred in property development	10	348,197	-
Amortization of convertible notes issue costs incurred in property development		$ 351,557	$ -

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

From inception (May 6, 2003) through January 1, 2006 the Company had minimal operations and was considered to be in the development stage. Beginning January 1, 2006 the Company started to generate significant revenues and is no longer in the development stage.

BMB Munai is an independent oil and natural gas company engaged in the exploration, development, acquisition and production of crude oil and natural gas properties in the Republic of Kazakhstan. BMB Munai carries out its activities in Kazakhstan through its wholly-owned subsidiary Emir Oil LLP. Emir Oil LLP is the operator of the Aksaz, Dolinnoe and Emir oil and gas fields in western Kazakhstan (the “ADE Block”, the “ADE Fields”). The Government of the Republic of Kazakhstan (the “Government”) initially issued the license to Zhanaozen Repair and Mechanical Plant on April 30, 1999. On June 9, 2000, the contract for exploration of the Aksaz, Dolinnoe and Emir oil and gas fields was entered into between the Agency of the Republic of Kazakhstan on Investments and the Zhanaozen Repair and Mechanical Plant. On September 23, 2002, the contract was assigned to Emir Oil LLP. On September 10, 2004 the Government extended the term of the Contract for exploration and the license from five years to seven years through July 9, 2007. On February 27, 2007, the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan (“MEMR”) granted a second extension of Company’s exploration contract. Under the terms of the contract extension, the exploration period for the entire exploration contract territory was extended to July 2009. On December 7, 2004 the Government assigned to Emir Oil LLP exclusive right to explore the additional territory during the remaining term of the license.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

To move from the exploration and development stage to the commercial production stage, the Company must apply for and be granted a commercial production contract. The Company has the exclusive right to negotiate for a commercial production contract, and the Government is obligated to conduct these negotiations in accordance with the Law of Petroleum in Kazakhstan. If the Company does not receive a commercial production contract, it has the right to produce and sell oil, including export oil, under the Law of Petroleum for the term of its existing contract.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report for the year ended March 31, 2007 on Form 10-K, as amended.

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

DECEMBER 31, 2007

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

The Company periodically assesses its inventories for obsolete or slow moving stock and records an appropriate provision, if there is any. The Company has assessed its inventory at December 31, 2007.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Restricted cash

Restricted cash includes funds deposited in a Kazakhstan bank and is restricted to meet possible environmental obligations according to the regulations of the Republic of Kazakhstan.

Functional currency

The Company makes its principal investing and financing transactions in United States Dollars. Therefore, the United States Dollar is its functional currency.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Recent accounting pronouncements

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This Statement requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value; entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for financial statements issued for the fiscal years beginning after December 15, 2008. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In December 2007, the FASB issued a revision of Statement No. 141, “Business Combinations.” This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

NOTE 3 - CASH AND CASH EQUIVALENTS

As of December 31, 2007 and March 31, 2007 cash and cash equivalents included:

	December 31, 2007	March 31, 2007

US Dollars	$ 31,972,486	$ 8,577,949
Foreign currency	214,443	3,594,991
	$ 32,186,929	$ 12,172,940

As of December 31, 2007 cash and cash equivalents included the amount of $29,541,409 placed in money market funds having a 30 day simple yield of 4.23%.

As of March 31, 2007 cash and cash equivalents included the amount of $7,702,483 placed in money market funds having a 30 day simple yield of 4.99%.

As of December 31, 2007 and March 31, 2007 cash and cash equivalents included the amounts of $0 and $292,679, respectively, presented by letters of credit opened for the purpose of purchasing production equipment.

NOTE 4 - INVENTORIES

Inventories as of December 31, 2007 and March 31, 2007 were as follows:

	December 31, 2007	March 31, 2007

Construction material	$9,530,984	$ 10,051,888
Spare parts	33,494	31,804
Crude oil produced	5,486	4,810
Other	415,092	246,194
	$ 9,985,056	$ 10,334,696

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 5 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of December 31, 2007 and March 31, 2007 were as follows:

	December 31, 2007	March 31, 2007

Advances for services	$ 5,935,048	$ 2,016,177
Other	178,918	255,322

Reserves against uncollectible advances and prepayments	(211,475)	(211,475)
	$ 5,902,491	$ 2,060,024

NOTE 6 - OIL AND GAS PROPERTIES

Oil and gas properties using the full cost method as of December 31, 2007 and March 31, 2007 were as follows:

	December 31, 2007	March 31, 2007

Cost of drilling wells	$ 57,886,873	$ 33,263,035
Professional services received in exploration and development activities	35,712,446	21,187,753
Material and fuel used in exploration and development activities	26,992,490	16,417,280
Subsoil use rights	20,788,119	20,788,119
Deferred tax	7,219,219	7,219,219
Geological and geophysical	4,559,510	2,803,215
Infrastructure development costs	2,035,457	1,753,222
Accrued interest, accreted discount and amortised bond issue costs on convertible notes issued	2,091,421	-
Other capitalized costs	9,025,831	4,159,200
Accumulated depletion	(7,627,329)	(3,403,475)
	$ 158,684,037	$ 104,187,568

NOTE 7 - CONSTRUCTION IN PROGRESS

On April 13, 2006 the Company entered into an Agreement of Joint Business

(the “Agreement”) with Ecotechnic Chemicals AG incorporated in Switzerland (“Ecotechnic”) for construction of a facility within the Company’s licensed territory, for the utilization of associated gas on the Company’s fields (the “Facility”). Once the construction of the Facility is completed, the Company and Ecotechnic will sign as agreement for the formation of a joint venture company to operate the Facility.

In accordance with terms of the Agreement the Company has made payments of

USD $6,480,615 for development of project documentation, purchase of equipment, transportation and customs and construction of a gas pipeline.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 8 - LONG TERM VAT RECOVERABLE

As of December 31, 2007 and March 31, 2007 the Company had long term VAT recoverable in the amount of $6,686,660 and $4,351,059, respectively. The VAT recoverable is a Tenge denominated asset due from the Republic of Kazakhstan. The VAT recoverable consists of VAT paid on local expenditures and imported goods. VAT charged to the Company is recoverable in future periods as either cash refunds or offsets against the Company’s fiscal obligations, including future income tax liabilities. Management believes that this asset will not be realized in the current year because in order to return funds or offset this tax with other taxes a tax examination must be performed by local Kazakhstan tax authorities. This examination is not expected to be completed during the current fiscal year.

NOTE 9 - OTHER FIXED ASSETS

	Buildings and improvements	Machinery and equipment	Vehicles	Office equipment	Furniture and fixtures	Software	Total
Cost
at March 31, 2007	$ 326,251	$ 551,366	$ 679,193	$ 277,797	$ 201,833	80,920	$ 2,117,360
Additions	258,421	803,284	516,126	66,776	40,691	74,924	1,760,222
Disposals	-	11,002	53,121	8,608	3,991	-	76,722
at December 31, 2007	584,672	1,343,648	1,142,198	335,965	238,533	155,844	3,800,860

Accumulated depreciation
at March 31, 2007	50,146	60,327	259,808	116,817	58,546	52,593	598,237
Charge for the period	22,907	86,764	101,351	53,920	43,914	9,738	318,594
Disposals	-	44	10,244	6,986	2,263	-	19,537
at December 31, 2007	73,053	147,047	350,915	163,751	100,197	62,331	897,294

Net book value at March 31, 2007	$ 276,105	$ 491,039	$ 419,385	$ 160,980	$ 143,287	28,327	$ 1,519,123

Net book value at December 31, 2007	$ 511,619	$ 1,196,601	$ 791,283	$ 172,214	$ 138,336	93,513	$ 2,903,566

In accordance with SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, depreciation related to support equipment and facilities used in exploration and development activities in the amount of $143,525 was capitalized to oil and gas properties for the year ended March 31, 2007.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 10 - CONVERTIBLE NOTES PAYABLE

On July 13, 2007 the Company completed the private placement of US$60 million in principal amount of 5.0% convertible senior notes due 2012 (“Notes”) to non-U.S. persons outside of the United States in accordance with Regulation S under the U.S. Securities Act of 1933, as amended (the “Securities Act”) and in compliance with the laws and regulations applicable in each country where the placement took place.

The Notes have a yield to maturity of 6.25%. Interest will be paid at a rate of 5.0% per annum on the principal amount, payable semiannually in arrears on January 13 and July 13 of each year.

The Notes are convertible into the Company’s common shares. The initial conversion price was set at US$ 7.2094 per share, subject to customary adjustments in certain circumstances, including but not limited to, changes of control and certain future equity financings. If the conversion price is adjusted pursuant to the conversion provisions, the conversion price shall not be adjusted below U.S. $6.95, provided that if the conversion price is adjusted due to (1) the payment of a dividend; (2) a bonus issue; (3) a consolidation or subdivision of the shares; (4) the issuance of shares, share-related securities, rights in respect of shares or rights in respect of share-related securities to all or substantially all of the shareholders as a class; (5) the issuance of other securities to substantially all shareholders as a class; or (6) other arrangements to acquire securities, then the minimum conversion price will be adjusted at the same time by the same proportion.

A change of control event occurs if an offer in respect of the Company’s common shares, for which the consideration is or can be received wholly or substantially in cash, has become or been declared unconditional in all respects and the Company becomes aware that the right to cast more than 50% of the votes which may ordinarily be cast at a general meeting of the shareholders has or will become unconditionally vested in the offeror and/or any associate(s) of the offeror, or an event occurs which has a like or similar effect. If a change of control event occurs, the conversion price in respect of a conversion date that occurs after the date on which notice of such change in control event is given by the Company, but on or prior to the 60th day following the date of such notice, shall become the product of (1) the conversion price that would otherwise apply on such conversion date in the absence of a change of control event and (2) the percentage determined in accordance with the following:

Conversion Date	Percentage

On or before July 13, 2008	81.6
Thereafter, but on or before July 13, 2009	86.2
Thereafter, but on or before July 13, 2010	90.9
Thereafter, but on or before July 13, 2011	95.5
Thereafter, and until Maturity Date	100.0

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

The Notes are callable after three years at a price equal to 104% of the principal amount thereof plus any accrued and unpaid interest to the date fixed for redemption, subject to the price of the Company's common stock trading at least 30% above the conversion price. Holders of the Notes will have the right to require the Company to redeem all or a portion of their Notes on July 13, 2010 at a price equal to 104% of the principal amount thereof plus any accrued and unpaid interest to the date fixed for redemption. Unless previously redeemed, converted or purchased and cancelled, the Notes will be redeemed by the Company at a price equal to 107.2% of the principal amount thereof on July 13, 2012. The Notes constitute direct, unsubordinated and unsecured, interest bearing obligations of the Company.

The Company is using the net proceeds from the issuance of the Notes for further exploration and development of the Company’s oil and gas drilling and production activities in western Kazakhstan.

The Company granted a registration right to the Noteholders. The Company agreed to file, pursue to effectiveness and maintain effective a registration statement (a "Shelf Registration Statement") in respect of the Notes and the underlying shares of common stock issuable upon the conversion of the Notes (collectively, the “Covered Securities”), until such time as all Covered Securities:

•	have been effectively registered under the Securities Act and disposed of in accordance with the registration statement relating thereto;

•	may be resold without restriction pursuant to Rule 144(k) under the Securities Act or any successor provision thereto;

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

The Company timely filed a Shelf Registration Statement with the U.S. Securities and Exchange Commission (“SEC”). The Shelf Registration Statement was declared effective by the SEC on January 25, 2008.

As of December 31, 2007 the Company accrued interest in the amount of $1,391,667, relating to the convertible notes outstanding. The Company also amortized the discount on the convertible notes (difference between the redemption amount and the carrying amount as of the date of issue) in the amount of $348,197 as of December 31, 2007. The carrying value of convertible notes will be accreted to the redemption value of $64,323,785.

As of December 31, 2007 and March 31, 2007 the convertible notes payable amount is presented as follows:

	December 31, 2007	March 31, 2007

Convertible notes redemption value	$ 64,323,785	$ -
Unamortized discount	(3,975,588)	-
	$ 60,348,197	$ -

In accordance with SFAS No. 34, Capitalization of Interest and FIN 33, Applying FASB Statement No. 34 to Oil and Gas Producing Operations Accounted for by the Full Cost Method and Interpretation of FASB Statement No. 34, accrued interest expense in the amount of $1,391,667 and accretion expense relating to the discount on convertible notes (difference between the redemption amount and the carrying amount as of the date of issue) in the amount of $348,197, was capitalized to oil and gas properties for the quarter ended December 31, 2007.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 11 - LIQUIDATION FUND

Reconciliation of the Liquidation Fund (Asset Retirement Obligation) at December 31, 2007 is as follows:

Total
At March 31, 2007	$ 2,165,829
Accrual of liability	511,125
Accretion expenses	162,594
At December 31, 2007	$ 2,839,548

Management believes that the liquidation fund should be accrued for future abandonment costs of 14 wells located in the Aksaz, Dolinnoe, Emir and Kariman oil fields. Management believes that these obligations are likely to be settled at the end of the production phase at these oil fields.

At December 31, 2007, undiscounted expected future cash flows that will be required to satisfy the Company’s obligation by 2009 for the Aksaz, Dolinnoe, Emir and Kariman oilfields, respectively, are $3,298,872. After application of a 10% discount rate, the present value of the Company’s liability at December 31, 2007 and March 31, 2007, is $2,839,548 and $2,165,829, respectively.

NOTE 12 - SHARE AND ADDITIONAL PAID IN CAPITAL

Common and preferred stock as of December 31, 2007 and March 31, 2007 were as follows:

	December 31, 2007	March 31, 2007
Preferred stock, $0.001 par value
Authorized	20,000,000	20,000,000
Issued and outstanding	-	-

Common stock, $0.001 par value
Authorized	500,000,000	500,000,000
Issued and outstanding	44,690,657	44,690,657

On June 21, 2006 the Company filed Certificate of Amendment to BMB Munai, Inc. Articles of Incorporation with the Nevada Secretary of State to increase the Company’s authorized common stock from 100,000,000 to 500,000,000 shares. The Company’s authorized preferred stock remained unchanged.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Common Stock

On July 18, 2005, the Company granted 90,000 restricted common shares to three Company employees. Each employee’s stock grant vests in three equal tranches of 10,000 shares on the first, second and third anniversaries of his employment with the Company. We record the fluctuations in the fair value of certain unvested stock grants as a deferred compensation asset (reported as a reduction of shareholders’ equity on the balance sheet). This asset is amortized upon vesting of related stock grants as non-cash compensation expense. Compensation expense for vested stock grants in the amount of $9,068 has been recognized in the Consolidated Statement of Operations and Consolidated Balance Sheet for the quarter ended December 31, 2007.

As of December 31, 2007 there was $4,318 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.25 years.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Compensation expense for vested stock grants in the amount of $567,889 has been recognized in the Consolidated Statement of Operations and Consolidated Balance Sheet for the quarter ended December 31, 2007.

As of December 31, 2007, there was $3,407,333 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Stock Options

As of December 31, 2007 and March 31, 2007, the Company had stock options outstanding and exercisable of 1,173,583 with a weighted average exercise price of $5.33. No options were issued during the quarter ended December 31, 2007.

Additional information regarding outstanding options as of December 31, 2007 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Options	Weighted Average Exercise Price

$ 4.00 – $ 7.40	1,173,583	$ 5.33	4.15	1,173,583	$ 5.33

Warrants

As of December 31, 2007 and March 31, 2007, the Company had warrants outstanding and exercisable of 142,857 with the weighted average exercise price of $3.50.

Additional information regarding warrants outstanding as of December 31, 2007 is as follows:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Warrants	Weighted Average Exercise Price

$ 3.50	142,857	$ 3.50	5.01	142,857	$ 3.50

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 13 – REVENUES

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006

Export sales	$ 15,787,974	$ 2,214,382	$ 39,736,420	$ 8,577,326
Domestic sales	1,044,638	-	1,441,547	-

	$ 16,832,612	$ 2,214,382	$ 41,177,967	$ 8,577,326

The Company exports oil for sale to the world markets via the Aktau sea port. Sales prices at the port locations are based on the average quoted Brent crude oil price from Platt’s Crude Oil Marketwire for the three days following the bill of lading date less discount for transportation expenses, freight charges and other expenses borne by the customer.

Since July 2007 the Company’s production volume has exceeded its export quota. The Company has been selling this excess production to the domestic market in Kazakhstan. Oil prices in the domestic market are regulated by the government of Kazakhstan. Historic and current sales prices in the domestic market have been and currently are significantly lower than the prevailing world market price.

NOTE 14 - EARNINGS PER SHARE INFORMATION

The calculation of the basic and diluted earnings/loss per share is based on the following data:

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006

Net income / (loss)	$ 6,505,001	$ (90,861)	$ 15,324,331	$ (2,215,270)

Basic weighted-average common shares outstanding	44,690,657	43,693,985	44,690,657	43,422,404

Effect of dilutive securities
Warrants	56,532	-	56,531	-
Stock options	209,414	-	209,412	-

Dilutive weighted average common shares outstanding	44,956,603	43,693,985	44,956,600	43,422,404

Basic income / (loss) per common share	$ 0.15	$ 0.00	$ 0.34	$ (0.05)

Dilutive income / (loss) per common share	$ 0.14	$ 0.00	$ 0.34	$ (0.05)

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

The dilutive weighted average common shares outstanding for the three and nine months ended December 31, 2007 does not include the effect of the potential conversion of the Notes because conversion of the Notes is not contingent upon any market event. Rather, the Notes are convertible to common stock upon the first to occur of (a) the tenth New York business day following the Shelf Registration Statement Effective Date and (b) 13 July 2008.

NOTE 15 - RELATED PARTY TRANSACTIONS

The Company leases ground fuel tanks and other oil fuel storage facilities and warehouses from Term Oil LLC. The lease expenses for the three months ended December 31, 2007 and 2006, totaled to $61,109 and $41,347, respectively. Also the Company had accounts payable to Term Oil LLC in the amount of $53,624 and $50,982 as of December 31, 2007 and March 31, 2007, respectively. One of our significant shareholders is the owner of Term Oil LLC.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

Capital Commitments

Under the terms of its subsurface exploration contract, the Company is required to make certain minimum capital expenditures for exploration and development during each year of its work program. The work program year for the Company runs from July to July. The Company is required to spend a total of $48.7 million in exploration and development activities on the ADE Block and the Extended Territory during the term of its subsurface exploration contract. Through December 31, 2007 the Company has spent $150.6 million in exploration and development activities. To retain its rights under the contract, the Company is required to spend at least $8.5 million from July 2007 to July 2008 and $70 thousand from July 2008 to July  2009. As of December 31, 2007, the Company had already met its minimum expenditure requirement for 2007. The Company must also comply with the terms of the work program associated with the contract, which includes the drilling of at least six additional new wells by July 9, 2009. The Company received approval to extend the subsurface exploration contract to July 2009. The failure to meet the minimum capital expenditures or to comply with the terms of the work program could result in the loss of the subsurface exploration contract.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

The Company has retained the law firm of Bracewell & Giuliani LLP in New York, New York to represent it  in the lawsuit. The Company moved for dismissal of the amended complaint or for a stay pending arbitration in Kazakhstan. That motion was denied, without prejudice to renewing it, to enable defendants to produce documents to plaintiffs relating to the issues raised in the motion. Following completion of document production, the motion was renewed. Briefing on the motion was completed on August 24, 2006. On June 14, 2007, the court ruled on our motion. The court (a) denied the motion to dismiss on the ground that Kazakhstan is a more convenient forum; (b) denied the motion to dismiss in favor of litigation in New

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

York state court; (c) denied the motion to stay pending arbitration in Kazakhstan; and (d) denied the motion to dismiss on the ground that Mr. Tolmakov is an indispensable party. The court also (a) denied the motion (by defendants other than the Company) to dismiss for lack of personal jurisdiction and (b) granted the motion (by defendants other than the Company) to dismiss several claims for relief alleging breach of fiduciary duty, tortious interference with fiduciary duty and aiding and abetting breach of fiduciary duty. The court dismissed as moot the Company’s cross-motion to stay discovery and instructed the parties to comply with the Magistrate Judge’s discovery schedule.

The Company has appealed the court’s refusal to stay the litigation pending arbitration in Kazakhstan. The Company moved for an order to stay all proceedings in the lower court while the aforementioned appeal is pending. This motion was denied by the lower court and we have made a similar motion before the Court of Appeals. Oral argument on the appeal was held on October 26, 2007. The Court of Appeals has not yet rendered a decision on the appeal or the ancillary motion to stay all proceedings pending a decision on the appeal. Therefore, discovery in the case is ongoing.

NOTE 17 - FINANCIAL INSTRUMENTS

As of December 31, 2007 and March 31, 2007 cash and cash equivalents included deposits in Kazakhstan banks in the amount $973,782 and $4,181,698, respectively and deposits in U.S. banks in the amount of $31,213,147 and $7,991,242, respectively. Kazakhstan banks are not covered by FDIC insurance, nor does the Republic of Kazakhstan have an insurance program similar to FDIC. Therefore, the full amount of our deposits in Kazakhstan banks was uninsured as of December 31, 2007 and March 31, 2007. The Company’s deposits in U.S. banks are also in non-FDIC insured accounts which means they too are not insured to the $100,000 FDIC insurance limit. To mitigate this risk, the Company has placed all of its U.S. deposits in a money market account that invests in U.S. government backed securities. As of December 31, 2007 and March 31, 2007 the Company made advance payments to Kazakhstan companies and government bodies in the amount $20,981,850 and $7,115,297, respectively. As of December 31, 2007 and March 31, 2007 restricted cash reflected in the long-term assets consisted of $622,697 and $303,697, respectively, deposited in a Kazakhstan bank and restricted to meet possible environmental obligations according to the regulations of Kazakhstan. Furthermore, the primary asset of the Company is Emir Oil LLP; an entity formed under the laws of the Republic of Kazakhstan.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Rule 175 promulgated thereunder, that involve inherent risks and uncertainties. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “seek,” “could,” “should,” “predict,” “continue,” “future,” “may” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other factors that could cause actual results, performance or events to differ materially from any results, performance or events expressed or implied by such forward-looking statements. All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and identified from time to time in our filings with the SEC.

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

Exploration Stage Activities

Under the statutory scheme in Kazakhstan prospective, oil fields are developed in two stages. The first stage is an exploration and development stage. During this stage the primary focus is on the search for a commercial discoveries, i.e., a discoveries of a sufficient quantities of oil and gas to make it commercially feasible to pursue execution of, or transition to, a production contract with the government.

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

Amount of Expenditure	Prior to July 2005	July 2005 to July 2006	July 2006 to July 2007	July 2007 to July 2008	July 2008 to July 2009	Total
Mandated by Contract	$21,500,000	$6,000,000	$12,700,000	$ 8,480,000	$70,000	$48,750,000
Actually Made	$38,400,000	$12,700,000	$53,650,000	$ 45,840,000*	$ -	$150,590,000

* Investment as of December 31, 2007.

Under the rules of the MEMR there is an option for expenditures above the minimum requirements in one period to be carried over to meet minimum obligations in future periods. As the above chart shows we have met or exceeded  the minimum expenditure requirement in each period of the contract and have more than tripled the total minimum capital expenditure requirement during the exploration stage. Moreover, we expect our planned drilling activities from July 2008 through July 2009 to exceed minimum requirement. Therefore, we are confident we have already satisfied the minimum capital expenditure requirements of our exploration contract.

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

Establishing the Existence of Commercially Producible Reserves

Establishing the existence of commercially producible reserves is accomplished through drilling wells and engaging in test production of those wells during the exploration stage. We have established the presence of oil and/or natural gas in each of the Aksaz, Dolinnoe, Emir and Kariman fields and are engaged in testing to gather the necessary data and to determine the presence of commercially producible reserves in each of those fields. We have not drilled any wells in the Borly and Yessen fields. The failure to establish commercially producible reserves within the Borly and/or Yessen fields may preclude us from applying for and receiving commercial production rights to those fields but would not preclude us from applying for or receiving commercial production rights to the other fields within our contract territory where we establish commercially producible reserves.

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

Drilling Operations

We completed deepening/drill-in operations on the Aksaz-3 well during the quarter ended December 31, 2007. And have commenced testing operations and test production.

During the quarter ended December 31, 2007, we have been engaged in drilling operations on four wells: Kariman-5, Kariman-6, Dolinnoe-5 and Emir-2. We also spudded a new well, Kariman-7, during the quarter ended December 31, 2007. We expect to complete drilling of these wells and commence testing operations during the fourth fiscal quarter 2008 and first fiscal quarter 2009.

We completed drilling of the Kariman-5 well in January 2008 and have commenced extensive testing operations coupled with geophysical and geological studies on the well.

Well Performance and Production

The following table sets forth the number of oil and natural gas wells in which we owned an interest as of December 31, 2007.

	Company-operated		Non-operated		Total
	Gross	Net	Gross	Net	Gross	Net

Oil	13	13	-	-	13	13
Natural Gas	-	-	-	-	-	-
Total	13	13	-	-	13	13

As noted above, as of the end of the fiscal quarter ended December 31, 2007 we had thirteen wells in workover, testing or test production. Drilling of our fourteenth well was completed subsequent to the quarter end.

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

Following is a brief description of the current production status of each of our fourteen wells.

Well	Current Single Interval Production Rate	Diameter Choke Size

Aksaz -1	198 bpd	6 mm
Aksaz -3	395-445 bpd	4 mm
Aksaz -4	56-74 bpd	5 mm
Dolinnoe -1	90-155 bpd	4 mm
Dolinnoe -2	62-74 bpd	2 mm
Dolinnoe -3	125-340 bpd	8 mm
Dolinnoe -6	120-160 bpd	13 mm
Emir -1	-0-(1)	-
Emir -6	6-12 bpd	-
Kariman -1	3-18 bpd(2)	-
Kariman -2	1,069-1,378 bpd	6 mm
Kariman -3	6 – 43 bpd(3)	-
Kariman -4	620-870 bpd	14 mm
Kariman -5	-(4)	-

(1)	This well currently is not producing because it is undergoing workover operations. Single interval production from this well prior to workover was 5 to 6 bpd.
(2)	We have installed a downhole pump for test production purposes. We plan to review oil flow stimulation options for this well depending on workover rig availability.
(3)

This well was completed during the quarter ended September 30, 2007. Currently we are engaged in testing activities on the intervals discovered in Middle Triassic carbonate and Upper Triassic sandstone intervals. We plan to install a downhole pump for test production purposes. We plan to review oil flow stimulation options for this well depending on workover rig availability.

(4)	This well was completed in January 2008. Currently we are engaged in testing activities on the intervals discovered in Middle Triassic carbonates intervals.

Results of Operations

Three months ended December 31, 2007, compared to the three months ended December 31, 2006.

Revenue and Production

The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the three months ended December 31, 2007 and the three months ended December 31, 2006.

			Three months ended December 31, 2007 to the three months ended
	For the three	For the three	December 31, 2006
	months ended	months ended	$	%
	December 31, 2007	December 31, 2006	Increase (Decrease)	Increase (Decrease)

Production volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	257,171	53,456	203,715	381%
Barrels of Oil equivalent (BOE)	257,171	53,456	203,715	381%

Sales volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	252,857	52,019	200,838	386%
Barrels of Oil equivalent (BOE)	252,857	52,019	200,838	386%

Average Sales Price (1)
Natural gas ($ per Mcf)	-	-	-	-
Natural gas liquids ($ per Bbl)	-	-	-	-
Oil and condensate ($ per Bbl)	$ 66.57	$ 42.57	$ 24.00	56%
Barrels of Oil equivalent ($ per BOE)	$ 66.57	$ 42.57	$ 24.00	56%

Operating Revenue:
Natural gas	-	-	-	-
Natural gas liquids	-	-	-	-
Oil and condensate	$ 16,832,612	$ 2,214,382	$ 14,618,230	660%
Gain on hedging and derivatives (2)	-	-	-	-

(1)	At times, we may produce more barrels than we sell in a given period. The average sales price is calculated based on the average sales price per barrel sold, not per barrel produced.
(2)	We did not engage in hedging transactions, including derivatives during the three months ended December 31, 2007, or the three months ended December 31, 2006.

Revenues. We generate revenue under our contract from the sale of oil recovered during test production. During the three months ended December 31, 2007 our oil production increased 381% compared to the three months ended December 31, 2006. This significant increase in production is primarily attributable to the fact that we had seven additional wells in testing or test production during some or all of the quarter ended December 31, 2007 as compared to the quarter ended December 31, 2006, including four new wells in testing or test production during the entire current fiscal quarter, two new wells we began testing during at least some part of the quarter and one existing well that was put back into test production after completion of an extended workover.

During the three months ended December 31, 2007 we realized revenue from oil sales of $16,832,612 compared to $2,214,382 during the three months ended December 31, 2006. The largest contributing factor to the 660% increase in revenue was a 386% increase in sales volume. Another factor contributing to the increase in revenues was a 56% increase in the price per barrel we received for oil sales during the three months ended December 31, 2007 compared to the fiscal quarter ended December 31, 2006. During the fiscal quarter ended December 31, 2007 we exported 82% of our oil to the world markets and realized world market price for those sales. During the comparable quarter 2006 we exported 100% of our oil. Revenue from oil sold to the world markets made up 94% of total revenue during the quarter ended December 31, 2007 and 100% of total revenue during the quarter ended December 31, 2006. We anticipate production to remain fairly constant until we complete the new wells that are currently being drilled and begin test production at those wells.

As discussed above, our revenue is sensitive to changes in prices received for our oil. Most of our production is currently being sold at the prevailing world market price, which fluctuates in response to many factors that are outside our control. Imbalances in the supply and demand for oil can have a dramatic effect on the price we receive for our production. Similarly, if we were denied an export quota, our export quota were reduced or we were otherwise forced to sell all, or a significant portion, of our production to the domestic market in Kazakhstan, we anticipate the price we would receive per barrel of oil would be much lower than the price we currently realize which would lead to a significant decrease in revenues. Political instability, the economy, weather and other factors outside our control could have an impact on both supply and demand.

Costs and Operating Expenses

The following table presents details of our expenses for the three months ended December 31, 2007 and 2006:

	For the three months ended December 31, 2007	For the three months ended December 31, 2006
Expenses:
Oil and gas operating(1)	$ 1,538,143	$ 360,905
General and administrative	3,988,250	1,705,166
Depletion(2)	1,716,899	323,062
Accretion expenses	70,235	56,177
Amortization and depreciation	62,850	44,726
Total	$ 7,376,377	$ 2,490,036
Expenses ($ per BOE):
Oil and gas operating(1)	6.08	6.94
Depletion (2)	6.79	6.21

(1)	Includes transportation cost, production cost and ad valorem taxes.
(2)	Represents depletion of oil and gas properties only.

Oil and Gas Operating Expenses. During the three months ended December 31, 2007 we incurred $1,538,143 in oil and gas operating expenses compared to $360,905 during the three months ended December 31, 2006. This significant increase is primarily the result of increased royalty, transportation and production expenses.

During the three months ended December 31, 2007 royalty paid to the Government increased $445,178 or 905% compared to the three months ended December 31, 2006. The increase in royalty corresponds with the increase in production volume. While royalty expense increased significantly, as a percentage of total revenue, royalty expense remained constant. We anticipate that royalty expense will continue to fluctuate in proportion to production volume and realized sales price.

Transportation expenses increased $595,007 or 245% as a result of two factors. First, transportation expense increased because of the increased volume of oil we produced and transported. Second, transportation expense increased because the Kariman-2 and Kariman-4 wells are located farther from our oil base than our other existing wells and Kariman-2 and Kariman-4 are our highest producing wells. We anticipate transportation expenses will continue to increase with increases in production.

During the three months ended December 31, 2007 payroll and related payments of production personnel increased $137,053 or 199% compared to the three months ended December 31, 2006. As production volume increased we retained additional production personnel during the quarter ended December 31, 2007.

We calculate oil and gas operating expense per BOE based on the volume of oil actually sold rather than production volume because not all volume produced during the period is sold during the period. The related production costs are expensed only for the units sold, not produced.

While oil and gas operating expenses increased 326% during the current fiscal quarter compared to the comparable fiscal quarter of the prior year, expense per BOE decreased from $6.94 per BOE in prior fiscal quarter to $6.08 in current fiscal quarter. The reason expense per BOE decreased is due to the fact that we increased our sales volume in the current fiscal quarter. In the quarter ended December 31, 2006 we sold 52,019 barrels of oil, during the current quarter ended December 31, 2007 we sold 252,857 barrels of oil. As expense per BOE is a function of total expense divided by the number of barrels of oil sold, the 386% increase in sales volume more than offset the 326% increase in expenses resulting in a 12% decrease in oil and gas operating expense per BOE.

General and Administrative Expenses. General and administrative expenses during the three months ended December 31, 2007 were $3,988,250 compared to $1,705,166 during the three months ended December 31, 2006. This represents a 134% increase in general and administrative expenses. This increase was the result of several factors including increases in compensation expenses, payroll, rent, taxes and professional services.

We recognized compensation expense relating to non-vested share-based compensation arrangements of $576,957 during the three months ended December 31, 2007 resulting from restricted stock grants made to employees and outside consultants. By comparison, during the three months ended December 31, 2006 we recognized compensation expense in the amount of $50,600 for restricted stock grants issued to employees and outside consultants. We also incurred:

•	a 197% increase in payroll and related costs as we hired additional administrative personnel to fulfill business needs and increased employee pay rates for existing employees;
•	a 51% increase in rent expense as a result of renting special equipment, apartments and additional vehicles;
•	a 422% increase in taxes resulting from environmental payments; and
•	a 213% increase in professional services resulting from legal fees incurred in our ongoing litigation.

We anticipate general and administrative expenses will remain relatively consistent with expenses realized during the three months ended December 31, 2007 in upcoming quarters.

Depletion. Depletion expense for the three months ended December 31, 2007 increased by $1,393,837 or 431% compared to depletion expenses for the three months ended December 31, 2006. The major reason for this increase in depletion expense was the 386% increase in sales volume during the current fiscal quarter compared to same quarter of last year. The increase in depletion expense is also attributable to the fact that we drilled additional wells, continued workover on existing wells and developed additional infrastructure during current fiscal quarter.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended December 31, 2007 increased 41% compared to the three months ended December 31, 2006. The increase resulted from purchases of fixed assets during the current fiscal year.

Income from Operations. As a result of a 660% increase in revenues during the fiscal quarter ended December 31, 2007 we realized income from operations of $9,456,235 compared to loss from operations of $275,654 during the fiscal quarter ended December 31, 2006. This represents a 3,530% increase in income from operations during the fiscal quarter ended December 31, 2007 compared to the fiscal quarter ended December 31, 2006. In the near term, we believe production rates and oil prices will be such that we will continue to generate sufficient revenue from oil sales to offset our non-exploration expenses, but that we will need to seek additional funding to fully finance our planned drilling activities through July 2009. If, however, production levels or oil prices were to decrease, or if our export quota were not granted or materially reduced, we may be unable to offset our operating expenses with revenue from production and could experience losses from operations.

Other Income/Expense. During the fiscal quarter ended December 31, 2007 we realized total other income of $399,827 compared to total other income of $184,793 during the fiscal quarter ended December 31, 2006. This 116% increase is largely attributable to a $122,261 increase in foreign exchange gain resulting from fluctuations of foreign currency rates against the U.S. Dollar and a $90,561 increase in interest income we realized from funds we received from the placement of convertible notes.

Net Income. For all of the foregoing reasons, during the three months ended December 31, 2007 we realized net income of $6,505,001 or basic earnings of $0.15 per share, diluted earnings of $0.14 per share, compared to a net loss of $90,861 or $0 per share for the three months ended December 31, 2006.

Nine months ended December 31, 2007, compared to the nine months ended December 31, 2006.

Revenue and Production

The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the nine months ended December 31, 2007 and the nine months ended December 31, 2006.

			Nine months ended December 31, 2007 to the nine months ended
	For the nine	For the nine	December 31, 2006
	months ended	months ended	$	%
	December 31, 2007	December 31, 2006	Increase (Decrease)	Increase (Decrease)

Production volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	672,297	179,487	492,810	275%
Barrels of Oil equivalent (BOE)	672,297	179,487	492,810	275%

Sales volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	665,553	171,897	493,656	287%
Barrels of Oil equivalent (BOE)	665,553	171,897	493,656	287%

Average Sales Price (1)
Natural gas ($ per Mcf)	-	-	-	-
Natural gas liquids ($ per Bbl)	-	-	-	-
Oil and condensate ($ per Bbl)	$ 61.87	$ 49.90	$ 11.97	24%
Barrels of Oil equivalent ($ per BOE)	$ 61.87	$ 49.90	$ 11.97	24%

Operating Revenue:
Natural gas	-	-	-	-
Natural gas liquids	-	-	-	-
Oil and condensate	$ 41,177,967	$ 8,577,326	$ 32,600,641	380%
Gain on hedging and derivatives (2)	-	-	-	-

(1)	At times, we may produce more barrels than we sell in a given period. The average sales price is calculated based on the average sales price per barrel sold, not per barrel produced.
(2)	We did not engage in hedging transactions, including derivatives during the nine months ended December 31, 2007, or the nine months ended December 31, 2006.

Revenues. We generate revenue under our contract from the sale of oil recovered during test production. During the nine months ended December 31, 2007 our oil production increased 275% compared to the nine months ended December 31, 2006. This significant increase in production is primarily attributable to the fact that we had thirteen wells in testing or test production during all or some portion of the nine months ended December 31, 2007 compared to seven wells during all or some portion of the nine month period ended December 31, 2006.

During the nine months ended December 31, 2007 we realized revenue from oil sales of $41,177,967 compared to $8,577,326 during the nine months ended December 31, 2006. The largest contributing factor to the 380% increase in revenue was a 287% increase in sales volume. Another factor contributing to the increase in revenues was a 24% increase in the price per barrel we received for oil sales during the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006. During the nine months ended December 31, 2007 we exported 91% of our oil to the world markets. During the nine months ended December 31, 2006 we exported 100% of our oil to the world markets. In each period we realized world market price price for the oil we exported. Sales to the world markets accounted for 97% of total revenues during the nine months ended December 31, 2007 and 100% of total revenue during the nine months ended December 31, 2006. We anticipate production to remain fairly constant until we complete and begin testing of the four wells that are currently being drilled.

As discussed above, our revenue is sensitive to changes in prices received for our oil. Most of our production is currently being sold at the prevailing world market price, which fluctuates in response to many factors that are outside our control. Imbalances in the supply and demand for oil can have a dramatic effect on the price we receive for our production. Similarly, if we were denied an export quota or granted a reduced export quota that would require us to sell all or a significant percentage of our production to the domestic market in Kazakhstan, we anticipate the price we would receive per barrel of oil would be much lower than the price we currently realize and revenues would correspondingly decrease. Political instability, the economy, weather and other factors outside our control could have an impact on both supply and demand.

Costs and Operating Expenses

The following table presents details of our expenses for the nine months ended December 31, 2007 and 2006:

	For the nine months ended December 31, 2007	For the nine months ended December 31, 2006
Expenses:
Oil and gas operating(1)	$ 3,768,513	$ 1,351,478
General and administrative	10,954,205	9,028,108
Depletion(2)	4,223,854	991,030
Accretion expenses	162,594	120,235
Amortization and depreciation	175,069	121,237
Total	$ 19,284,235	$ 11,612,088
Expenses ($ per BOE):
Oil and gas operating(1)	5.66	7.86
Depletion (2)	6.35	5.77

(1)	Includes transportation cost, production cost and ad valorem taxes.
(2)	Represents depletion of oil and gas properties only.

Oil and Gas Operating Expenses. During the nine months ended December 31, 2007 we incurred $3,768,513 in oil and gas operating expenses compared to $1,351,478 during the nine months ended December 31, 2006. This significant increase is primarily the result of several factors, including increased royalty, salary and transportation expenses.

During the nine months ended December 31, 2007 royalty paid to the Government increased by $832,733 or 404% compared to the nine months ended December 31, 2006. The increase in royalty corresponds with the increase in production. While royalty expenses increased significantly, as a percentage of total revenue, royalty expense remained nearly unchanged. We anticipate that royalty expenses will continue to fluctuate in proportion to production volume and realized sales price.

During the nine months ended December 31, 2007 payroll and related payments of production personnel increased $113,901 or 30% compared to the nine months ended December 31, 2006. As production volume increased we retained additional production personnel during the nine months ended December 31, 2007.

Transportation expenses increased $1,470,401 or 193% as a result of two factors. First, transportation expense increased because of the increased volume of oil we produced and transported. Second, transportation expense increased because the Kariman-2 and Kariman-4 wells are located farther from our oil base than our other existing wells and Kariman-2 and Kariman-4 are our highest producing wells. We anticipate transportation expenses will continue to increase with increases in production.

We calculate oil and gas operating expense per BOE based on the volume of oil actually sold rather than production volume because not all volume produced during the period is sold during the period. The related production costs are expensed only for the units sold, not produced.

While oil and gas operating expenses increased 179% during the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006, expense per BOE decreased from $7.86 per BOE during the nine months ended December 31, 2006 to $5.66 during the nine months ended December 31, 2007. The reason expense per BOE decreased is due to the fact that we increased our sales volume during the nine months ended December 31, 2007. During the nine months ended December 31, 2006 we sold 171,487 barrels of oil, during the nine months ended December 31, 2007 we sold 665,553 barrels of oil. As expense per BOE is a function of total expense divided by the number of barrels of oil sold, the 287% increase in sales volume more than offset the 179% increase in expenses resulting in the 28% decrease in oil and gas operating expense per BOE.

General and Administrative Expenses. General and administrative expenses during the nine months ended December 31, 2007 were $10,954,205 compared to $9,028,108 during the nine months ended December 31, 2006. This represents a 21% increase in general and administrative expenses. This increase during the 2007 period was primarily the result of:

•	a 97% increase in payroll and related costs as we hired additional administrative personnel to fulfill business needs, increased employee pay rates for existing employees;
•	a 44% increase in rent expense from renting special equipment, apartments and additional vehicles;
•	a 146% increase in taxes resulting from environmental payments; and
•	a 223% increase in professional services resulting from legal fees incurred in our ongoing litigation.

These increases were partially offset by a $2,330,075 decrease in compensation expense. During the nine months ended December 31, 2007 we recognized compensation expense relating to non-vested share-based compensation arrangements of $1,730,871 resulting from restricted stock grants made to employees and outside consultants. By comparison, during the same period 2006 we recognized compensation expense relating to non-vested share-based compensation arrangements for restricted stock grants and issued to employees and outside consultants of $4,060,946.

Depletion. Depletion expense for the nine months ended December 31, 2007 increased by $3,232,824 or 326% compared to depletion expenses for the nine months ended December 31, 2006. The major reason for this increase in depletion expense was a 287% increase in sales volume during the nine months ended December 31, 2007 compared to same period of last year. The increase in depletion expense is also attributable to the fact that we drilled additional wells, continued workover on existing wells and developed additional infrastructure during current fiscal year.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended December 31, 2007 increased 44% compared to the nine months ended December 31, 2006. The increase resulted from purchases of fixed assets during the year.

Income/Loss from Operations. As a result of a 380% increase in revenues during the nine months ended December 31, 2007 we realized an income from operations of $21,893,732 compared to a loss from operations of $3,034,762 during the nine months ended December 31, 2006. This represents a 821% increase in income from operations during the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006. In future periods, we believe production rates and oil prices will be such that we will continue to generate sufficient revenue from oil sales to offset our expenses. If, however, production levels or oil prices were to decrease, or if our export quota were not granted or materially reduced, we may be unable to offset our operating expenses with revenue from production and could experience losses from operations.

Other Income/Expense. During the nine months ended December 31, 2007 we realized total other income of $852,431 compared to total other income of $995,005 during the nine months ended December 31, 2006. This 14% decrease is largely attributable to a $274,778 decrease in interest income. This decrease in interest income was partially offset by a $118,974 increase in exchange gain resulting from fluctuations of foreign currency rates against the US Dollar.

Net Income/Loss. For the reasons discussed above, during the nine months ended December 31, 2007 we realized net income of $15,324,331 or $0.34 per share compared to a net loss of $2,215,270 or $0.05 per share for the nine months ended December 31, 2006.

Liquidity and Capital Resources

Funding for our activities has historically been provided by funds raised through the sale of our common stock. From inception on May 6, 2003 through December 31, 2007 we have raised approximately $94.6 million through the sale of our common stock. Additionally during the quarter ended September 30, 2007 we completed the placement of $60 million in principal amount of 5.0% convertible senior notes due in 2012.

Our need for capital is primarily to fund our ongoing operations to meet the drilling requirements of our minimum work program. For the period from inception through December 31, 2007, we have incurred capital expenditures of $158,684,037 for exploration, development and acquisition activities.

We continually evaluate our capital needs and compare them to our capital resources. We project that in addition to the funds we raised in the Note placement we may need up to an additional $65 million to complete exploration of each of the fields within the ADE Block and the Extended Territory to secure a commercial production contract over each field. We do not anticipate that current and future production revenues will be sufficient to fund this amount and expect that we will need to seek additional financing.

As noted above, on July 13, 2007 we completed the private placement of $60 million in principal amount of 5.0% convertible senior notes due 2012 to non-U.S. persons outside of the United States in accordance with Regulation S under the Securities Act and in compliance with the laws and regulations applicable in each country where the placement took place. The Notes have a yield to maturity of 6.25%. Interest is paid at a rate of 5.0% per annum on the principal amount, payable semiannually in arrears on January 13 and July 13 of each year. The first interest payment was made on January 13, 2008.

The Notes are convertible into shares of our common stock. The initial conversion price was set at $7.2094 per share, subject to customary adjustments in certain circumstances, including but not limited to, changes of control and certain future equity financings. The conversion price of the Notes shall not be adjusted below U.S. $6.95.

The Notes are callable after three years at a price equal to 104% of the principal amount thereof plus any accrued and unpaid interest to the date fixed for redemption, subject to the price of our common stock trading at least 30% above the conversion price. Holders of the Notes will have the right to require us to redeem all or a portion of their Notes on July 13, 2010 at a price equal to 104% of the principal amount thereof plus any accrued and unpaid interest to the date fixed for redemption. Unless previously redeemed, converted or purchased and cancelled, the Notes will be redeemed by us at a price equal to 107.2% of the principal amount thereof on July 13, 2012. The Notes constitute direct, unsubordinated and unsecured, interest bearing obligations of the Company.

We granted registration rights to the Noteholders to register the Notes and the underlying shares of common stock issuable upon the conversion of the Notes (collectively, the “Covered Securities”) for resale pursuant to the Securities Act. On January 25, 2008 the SEC declared effective the shelf registration statement filed by the Company registering the resale of the Covered Securities on behalf of the Noteholders.

For additional detail regarding the Notes, including adjustments to the initial conversion price and the registration right of the Noteholders see Note 10 to the Notes to the Unaudited Consolidated Financial Statements, December 31, 2007.

We are using the net proceeds from the Note issuance of approximately $56.2 million to continue our drilling program. We anticipate that even with these funds and anticipated revenue from operations we will need to seek additional financing to fund our planned drilling program through the end of our exploration contract in July 2009. While we are inpreliminary negotiations with a party to provide us a revolving credit facility, we have not at this time executed any definitive agreements. There is not guarantee that we will be able to secure additional funding on acceptable terms, or at all.

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

Cash Flows

During the nine months ended December 31, 2007 cash was primarily used to fund exploration and development expenditures. See below for additional discussion and analysis of cash flow.

	Nine months ended December 31, 2007	Nine months ended December 31, 2006

Net cash provided by/(used in) operating activities	$23,874,252	$(3,900,626)
Net cash used in investing activities	$(60,071,026)	$(31,552,804)
Net cash provided by financing activities	$56,210,763	$5,758,502

NET CHANGE IN CASH AND CASH EQUIVALENTS	$20,013,988	$(29,694,928)

Our principal source of liquidity during the quarter ended December 31, 2007 was cash and cash equivalents. At March 31, 2007 cash and cash equivalents totaled approximately $12.2 million. At December 31, 2007 cash and cash equivalents had increased to approximately $32.2 million. During the nine months ended December 31, 2007 we spent approximately $55.9 million to fund our drilling and development activities and we received approximately $56.2 million as net proceeds from the issuance of the Notes.

Certain operating cash flows are denominated in local currency and are translated into U.S. dollars at the exchange rate in effect at the time of the transaction. Because of the potential for civil unrest, war and asset expropriation, some or all of these matters, which impact operating cash flow, may affect our ability to meet our short-term cash needs.

Contractual Obligations and Contingencies

The following table lists our significant commitments at December 31, 2007, excluding current liabilities as listed on our consolidated balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital Expenditure Commitment(1)	$ 21,250,000	$ 12,700,000	$ 8,550,000	$ -	$ -
Due to the Government of the Republic of Kazakhstan(2)	11,344,880	-	11,344,880	-	-
Liquidation Fund	2,574,990	-	2,574,990	-	-
Total	$ 35,169,870	$ 12,700,000	$ 22,469,870	$ -	$ -

(1) Under the terms of our subsurface exploration contract we are required to spend a total of $48.7 million in exploration and development activities on our properties, including a minimum of $12.7 million in 2007, $8.5 million in 2008 and $70 thousand in 2009. As of December 31, 2007, we have spent a total of $150.6 million in exploration and development activities, including $45.8 million through six calendar months ended December 31, 2007.

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

As of December 31, 2007, we had no off-balance sheet financing arrangements.

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

As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 16 “Commitments and Contingencies” to the Notes to the Consolidated Financial Statements under Part I – Item 1of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2007 Annual Report on Form 10-K, as amended, including under the heading “Item 1A. Risk Factors” of Part I, and the risk factors disclosed in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2007 and September 30, 2007, including under the heading “Item 1A. Risk Factors” of Part II which risks could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 6. Exhibits

Exhibits. The following exhibits are included as part of this report:

Exhibit 12.1	Computation of Earnings to Fixed Charges

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to
Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.

BMB MUNAI, INC.

Date:	February 8, 2008	/s/ Gamal Kulumbetov
Gamal Kulumbetov, Chief Executive Officer

Date:	February 8, 2008	/s/ Sanat Kasymov
Sanat Kasymov, Chief Financial Officer