Form 10-Q/A
period 2007-12-31
BMB MUNAI INC
filed 2008-02-12
CIK 924805

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

BMB Munai, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A-1 (the “Amendment”) solely to correct a typographical mistake on the Consolidated Statements of Operations (Unaudited) included in the Quarterly Report for the period ended December 31, 2007, which was filed with the Securities and Exchange Commission on February 11, 2008 (the “Original Quarterly Report”). The Consolidated Statements of Operations (Unaudited) of the Original Quarterly Report states that the “BASIC NET INCOME/(LOSS) PER COMMON SHARE” during the three months ended December 31, 2007 was “$0.14” per share. As identified throughout the remainder of the report, “BASIC NET INCOME/(LOSS) PER COMMON SHARE” during the three months ended December 31, 2007 was actually $0.15 per share.

This Amendment is filed to correct this typographical error in the Consolidated Statements of Operations (Unaudited).

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

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Consolidated Financial Statements

BMB MUNAI, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Notes	December 31, 2007	March 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$ 32,186,929	$ 12,172,940
Inventories	4	9,985,056	10,334,696
Trade accounts receivable		6,284,904	3,994,662
Prepayments for materials		8,804,777	1,409,213
Prepaid expenses and other assets, net	5	5,902,491	2,060,024
Total current assets		63,164,157	29,971,535

LONG TERM ASSETS
Oil and gas properties, full cost method, net	6	158,684,037	104,187,568
Construction in progress	7	6,480,615	4,463,063
Long term VAT recoverable	8	6,686,660	4,351,059
Convertible notes issue costs		3,437,680	-
Other fixed assets, net	9	2,903,566	1,519,123
Restricted cash		622,697	303,697
Total long term assets		178,815,255	114,824,510

TOTAL ASSETS		$ 241,979,412	$ 144,796,045

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		18,301,004	$ 8,542,052
Accrued coupon on convertible notes	10	1,391,667	-
Taxes payable		833,898	324,053
Accrued liabilities and other payables		278,147	254,194
Total current liabilities		20,804,716	9,120,299

LONG TERM LIABILITIES
Convertible notes payable	10	60,348,197	-
Deferred taxes		15,370,129	7,948,297
Liquidation fund	11	2,839,548	2,165,829
Total long term liabilities		78,557,874	10,114,126

COMMITMENTS AND CONTINGENCIES	16	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	12	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 44,690,657 and 44,690,657 shares outstanding, respectively	12	44,691	44,691
Additional paid in capital	12	135,452,736	133,721,865
Retained earnings / (Accumulated deficit)		7,119,395	(8,204,936)

Total shareholders’ equity		142,616,822	125,561,620

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 241,979,412	$ 144,796,045

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		Three months ended December 31,		Nine months ended December 31,
	Notes	2007	2006	2007	2006

REVENUES	13	$ 16,832,612	$ 2,214,382	$ 41,177,967	$ 8,577,326

COSTS AND OPERATING EXPENSES
Oil and gas operating		1,538,143	360,905	3,768,513	1,351,478
General and administrative		3,988,250	1,705,166	10,954,205	9,028,108
Depletion		1,716,899	323,062	4,223,854	991,030
Amortization and depreciation		62,850	44,726	175,069	121,237
Accretion expenses		70,235	56,177	162,594	120,235

Total costs and operating expenses		7,376,377	2,490,036	19,284,235	11,612,088

INCOME / (LOSS) FROM OPERATIONS		9,456,235	(275,654)	21,893,732	(3,034,762)

OTHER INCOME (EXPENSE)
Foreign exchange gain / (loss), net		79,774	(42,487)	2,224	(116,750)
Interest income, net		421,090	330,529	1,060,480	1,335,258
Other expense, net		(101,037)	(103,249)	(210,273)	(223,503)
Total other income		399,827	184,793	852,431	995,005

INCOME / (LOSS) BEFORE INCOME TAXES		9,856,062	(90,861)	22,746,163	(2,039,757)

INCOME TAX EXPENSE		(3,351,061)	-	(7,421,832)	(175,513)

NET INCOME / (LOSS)		$ 6,505,001	$ (90,861)	$ 15,324,331	$ (2,215,270)

BASIC NET INCOME/(LOSS) PER COMMON SHARE	14	$ 0.15	$ -	$ 0.34	$ (0.05)

DILUTED NET INCOME/(LOSS) PER COMMON SHARE	14	$ 0.14	$ -	$ 0.34	$ (0.05)

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended December 31,		2007	2006
	Notes
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)		$ 15,324,331	$ (2,215,270)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depletion	6	4,223,854	991,030
Depreciation and amortization		175,069	121,237
Accretion expenses	11	162,594	120,235
Stock based compensation expense	12	1,479,804	3,605,946
Stock issued for services	12	251,067	455,000
Income taxes		7,421,832	175,513
Loss on disposal of fixed assets		57,185	14,953
Changes in operating assets and liabilities:
(Increase )/decrease in trade accounts receivable		(2,290,242)	640,400
Decrease/(increase) in inventories		349,640	(5,871,646)
Increase in prepaid expenses and other assets		(11,238,031)	(2,797,965)
Increase in VAT recoverable		(2,335,601)	(2,049,458)
Increase in current liabilities		10,292,750	2,909,399

Net cash provided by / (used in) operating activities		23,874,252	(3,900,626)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of oil and gas properties	6	(55,974,252)	(27,412,450)
Acquisition of other fixed assets		(1,760,222)	(645,582)
Increase in construction in progress	7	(2,017,552)	(3,347,529)
Increase in restricted cash		(319,000)	(147,243)

Net cash used in investing activities		(60,071,026)	(31,552,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt	10	56,210,763	-
Proceeds from exercise of common stock options and warrants		-	5,758,502

Net cash provided by financing activities		56,210,763	5,758,502

NET CHANGE IN CASH AND CASH EQUIVALENTS		20,013,989	(29,694,928)
CASH AND CASH EQUIVALENTS at beginning
of period		12,172,940	51,141,732
CASH AND CASH EQUIVALENTS at end of period		$ 32,186,929	$ 21,446,804

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(CONTINUED)

For the Nine Months Ended December 31,		2007	2006
	Notes
Non-Cash Investing and Financing Activities
Asset retirement obligation incurred in property development	11	$ 511,125	$ -
Accrued coupon on convertible notes incurred in property development	10	1,391,667	-
Accretion of discount on convertible notes incurred in property development	10	348,197	-
Amortization of convertible notes issue costs incurred in property development		$ 351,557	$ -

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

BMB MUNAI, INC.

Date:	February 12, 2008	/s/ Gamal Kulumbetov
Gamal Kulumbetov, Chief Executive Officer