Form 10-K
period 2008-03-31
BMB MUNAI INC
filed 2008-06-16
CIK 924805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ________ to _________

Commission File Number 001-33034

BMB MUNAI, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0233726
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

202 Dostyk Ave, 4th Floor
Almaty, Kazakhstan	050051
(Address of principal executive offices)	(Zip Code)

+7 (7272) 375-125

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on Which Registered

Common - $0.001	American Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of

the Exchange Act.	☐ Yes ☒ No

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

☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, or non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated filer ☒
Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
☐ Yes ☒ No

As of September 30, 2007 the aggregate market value of the common voting stock held by non-affiliates of the issuer based upon the closing stock price of $5.63 per share was approximately $197,973,241.

As of June 10, 2008, the registrant had 44,784,134 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

Portions of the registrant's proxy statement for the 2008 annual meeting of stockholder are incorporated by reference in Part II, Item 5.

BMB MUNAI, INC.

Unless otherwise indicated by the context, references herein to the “Company”, “BMB”, “we”, our” or “us” means BMB Munai, Inc, a Nevada corporation, and its corporate subsidiaries and predecessors.

Forward Looking Information

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in all parts of this document including, but not limited to, those relating to our drilling plans, future expenses, changes in wells operated and reserves, future growth and expansion, future exploration, future seismic data, expansion of operations, our ability to generate new prospects, our ability to obtain a production license, review of outside generated prospects and acquisitions, additional reserves and reserve increases, managing our asset base, expansion and improvement of capabilities, integration of new technology into operations, credit facilities, new prospects and drilling locations, future capital expenditures and working capital, sufficiency of future working capital, borrowings, our ability to repay borrowings, capital resources and liquidity, projected cash flows from operations, future commodity price environment, expectations of timing, the outcome of legal proceedings, satisfaction of contingencies, the impact of any change in accounting policies on our financial statements, the number, timing or results of any wells, the plans for timing, interpretation and results of new or existing seismic surveys or seismic data, future production or reserves, future acquisitions of leases, lease options or other land rights, management’s assessment of internal control over financial reporting, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts contained in this report are forward-looking statements. When used in this document, words like “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “predict,” “may,” “should,” “could,” “will” and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs and other factors detailed herein and in our other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Throughout this annual report all references to dollar amounts ($) refers to U.S. dollars unless otherwise indicated.

PART I

Item 1. Business

Overview

     BMB Munai, Inc. is an independent oil and natural gas company engaged in the exploration, development, acquisition and production of crude oil and natural gas properties in the Republic of Kazakhstan (sometimes also referred to herein as the “ROK” or “Kazakhstan”). We hold an exploration contract that allows us to explore and develop approximately 460 square kilometers in western Kazakhstan located onshore in the Mangistau Oblast, approximately 50 kilometers from the Kazakhstan city of Aktau, a seaport on the Caspian Sea.

We generate revenue by producing and selling crude oil under our exploration contract. We make significant capital expenditures in our exploration and development activities as required by the exploration contract. Our drilling activities consist of drilling a combination of exploratory wells to delineate reservoir structures and development wells which provide significant revenue to the Company. Our operational focus is on increasing our oil reserves by transitioning resources to reserve categories and proved undeveloped reserves to proved developed reserves. These activities have allowed us to increase daily test production resulting substantial growth in revenue.

To date, we have relied primarily on funds raised through the sale of our equity securities, issuing convertible notes and internally generated income to fund our activities. Although presently the revenues derived from our properties are sufficient to meet our operating needs we anticipate that our drilling program will continue to incur capital expenses in excess of internally generated funds.

Industry and Economic Factors

In managing our business, we must deal with many factors inherent in our industry. First and foremost is the fluctuation of oil and gas prices. Historically, oil and gas markets have been cyclical and volatile, with future price movements that are difficult to predict. While our revenues are a function of both production and prices, wide swings in commodity prices will likely have a significant impact on our results of operations. We have not elected to engage in hedging transactions because the oil and gas industry is in a period of high commodity prices that has positively impacted our Company.

Our operations entail significant complexities. Advanced technologies requiring highly trained personnel are utilized in both exploration and development. Even when the technology is properly used, we still may not know conclusively whether hydrocarbons will be present nor the rate at which they may be produced when wells are in place. Despite our best efforts to limit risk, exploration is a high-risk activity, often times resulting in no discovery of commercially productive reserves.

Our business, as with other extractive industries, depletes our reserves and therefore oil and gas produced must be replaced for our Company to remain viable. During the past fiscal year we have realized a net increase in our reserves.

Strategy

Our goal is to increase stockholder value by investing in oil and natural gas projects with attractive rates of return on capital employed. We seek to achieve this goal by exploiting and developing our existing oil and gas properties and pursuing the acquisition of additional properties. We have and will continue to focus on the following:

Increasing our Production and Cash Flow. To sustain our operations we need capital. To date most of our operating capital has come from the sale of equity and debt securities. We believe that to increase shareholder value and economic stability, we must increase our revenues through increased production. For this reason, we have focused our efforts on drilling additional developmental wells strategically located within proved areas with the intent to drill wells with a high probability of success. We believe this strategy has and will allow us to increase our current production and correspondingly our cash flows.

Developing and Exploiting Existing Properties. We believe that there is significant value to be created by drilling the identified undeveloped opportunities on our properties. We own interest in 780 gross (780 net) proved developed producing acres, plus 660 gross (660 net) acres of proved undeveloped reserves. We also own interest in approximately 112,230 gross (112,230 net) unproved, undeveloped acres. We plan to continue exploration, development, test production and further infrastructure development during the 2009 fiscal year. We expect to fund our expenditures with future production revenues and commercial debt.

Pursuing Profitable Acquisitions. While our emphasis in fiscal 2009 is anticipated to focus on the further development of our existing properties, we will continue to look for properties with both existing cash flow from production and future development potential. We intend to pursue acquisitions of properties that we believe will provide attractive rates of return on capital invested. We work with consultants and our staff of experienced management professionals to identify and evaluate acquisition opportunities.

Oil and Natural Gas Reserves

The following table sets forth our estimated net proved oil and natural gas reserves and the standardized measure of discounted future net cash flows related to such reserves as of March 31, 2008. We engaged Chapman Petroleum Engineering, Ltd. (“Chapman”), to estimate our net proved reserves, projected future production and the standardized measure of discounted future net cash flows as of March 31, 2008. Chapman’s estimates are based upon a review of production histories and other geologic, economic, ownership and engineering data provided by us. Chapman has independently evaluated our reserves for the past several years. In estimating the reserve quantities that are economically recoverable, Chapman used oil and natural gas prices in effect as of March 31, 2008 without giving effect to hedging activities. In accordance with requirements of the Securities and Exchange Commission (the “SEC”) regulations, no price or cost escalation or reduction was considered by Chapman. The standardized measure of discounted future net cash flows is not intended to represent the current market value of our estimated oil and natural gas reserves. The oil and natural gas reserve data included in, or incorporated by reference in this document, are only estimates and may prove to be inaccurate.

	Proved reserves to be recovered by June 30, 2009(1)		Proved reserves to be recovered after June 30, 2009(1)
	Developed(2)	Undeveloped(3)	Developed(2)	Undeveloped(3)	Total
Oil and condensate (MBbls)(4)	1,254	-	9,530	10,127	20,911
Natural gas (MMcf)	-	-	-	-	-
Total BOE (MBbls)	1,254	-	9,530	10,127	20,911

Standardized Measure of discounted future net cash flows(5) (in thousands of U.S. Dollars)					$352,979

(1)

Under our exploration contract we have the right to sell the oil and natural gas we produce while we undertake exploration stage activities within our licensed territory. As discussed in more detail in “Risk Factors” and “Properties” we have the right to engage in exploration stage activities until July 9, 2009. To retain our rights to produce and sell oil and natural gas after that date, we must apply for and be granted commercial production rights by no later than July 2009 or obtain a further extension of our exploration contract. If we are not granted commercial production rights or another extension by that time, we would expect to lose our rights to the licensed territory and would expect to be unable to produce reserves after July 2009.

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

The reserve data set forth herein represents estimates only. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates, and such revisions may be material. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Furthermore, the estimated future net revenue from proved reserves and the present value thereof are based upon certain assumptions, including current prices, production levels and costs that may vary from what is actually incurred or realized.

No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the SEC.

In accordance with SEC regulations, the Chapman Report used oil and natural gas prices in effect at March 31, 2008. The prices used in calculating the standardized measure of discounted future net cash flows attributable to proved reserves do not necessarily reflect market prices for oil and natural gas production subsequent to March 31, 2008. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will actually be realized for such production or that existing contracts will be honored or judicially enforced.

Marketing and Sales to Major Customers

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

In the exploration, development and production business, production is normally sold to relatively few customers. We are now exporting nearly all of our test production for sale in the world market. Currently, 91% of our production is being sold to one client, Euro-Asian Oil AG. Revenue from oil sold to Euro-Asian Oil made up 96% of our total revenue. However, based on the current demand for crude oil and the fact that alternate purchasers are readily available, we believe that the loss of Euro-Asian Oil AG would not have a long–term material adverse effect on our operations.

Since July 2007 our monthly production volumes have exceeded our export quotas. We have been selling this excess production to the domestic market in Kazakhstan. Oil prices in the domestic market are regulated by the government of Kazakhstan. Historic and current sales prices in the domestic market have and currently are significantly lower than the prevailing world market price.

Our crude oil exports are transported via the Aktau sea port to world markets. Sales prices at the port location are based on the average quoted Brent crude oil price from Platt's Crude Oil Marketwire for the three days following the bill of lading date less a discount for transportation expenses, freight charges and other expenses borne by the customer.

Competition

Competition in Kazakhstan and Central Asia includes other junior hydrocarbons exploration companies, mid-size producers and major exploration and production companies. We compete for additional exploration and production properties with these companies who in many cases have greater financial resources and larger technical staffs than we do.

We face significant competition for capital from other exploration and production companies and industry sectors. At times, other industry sectors may be more in favor with investors, limiting our ability to obtain necessary capital. However, we expect that our success and market exposure during the past several years has positioned us to seek financing to meet our business objectives.

We believe we have a competitive advantage in Kazakhstan in that our management team is comprised of Kazakh nationals who have developed trusted relationships with many of the departments and ministries within the government of Kazakhstan.

Government Regulation

Our operations are subject to various levels of government controls and regulations in both the United States and Kazakhstan.  We focus on compliance with all legal requirements in the conduct of our operations and employ business practices that we consider to be prudent under the circumstances in which we operate.  It is not possible for us to separately calculate the costs of compliance with environmental and other governmental regulations as such costs are an integral part of our operations.

In Kazakhstan, legislation affecting the oil and gas industry is under constant review for amendment or expansion.  Pursuant to such legislation, various governmental departments and agencies have issued extensive rules and regulations which affect the oil and gas industry, some of which carry substantial penalties for failure to comply.  These laws and regulations can have a significant impact on the industry by increasing the cost of doing business by imposition of new taxes and duties that can adversely affect our profitability.  Inasmuch as new legislation affecting the industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations.

Employees

We have approximately 330 full-time employees. None of our employees are covered by collective bargaining agreements. From time to time we utilize the services of independent consultants and contractors to perform various professional services. Field and on-site production operation services, such as pumping, maintenance, dispatching, inspection and testing are generally provided by independent contractors.

Executive Offices

Our principal executive and corporate offices are located in an office building located at 202 Dostyk Avenue, in Almaty, Kakzakhstan. We lease this space and believe it is sufficient to meet our needs for the foreseeable future.

We also maintain an administrative office in Salt Lake City, Utah. The address is 324 South 400 West, Suite 225, Salt Lake City, Utah 84101, USA.

Reports to Security holders

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other items with the Securities and Exchange Commission (“SEC”). We provide free access to all of these SEC filings, as soon as reasonably practicable after filing, on our Internet web site located at www.bmbmunai.com. In addition, the public may read and copy any documents we file with the SEC at the SEC's Public Reference Room at 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains its Internet site www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers like BMB Munai.

Item 1A. Risk Factors

A substantial or extended decline in oil prices may adversely affect our business, financial condition, cash flow, liquidity or results of operations, our ability to meet our capital expenditure obligations and financial commitments or to implement our business strategy.

Our business is heavily dependent upon the price of and demand for oil production. The level of such production will be subject to wide fluctuations and depend on numerous factors beyond our control, including the following:

•	the domestic and foreign supply of oil;
•	the price and quantity of imports of crude oil;
•

political conditions and events in other oil-producing countries, including embargoes, continued hostilities in the Middle East, Iran, Nigeria and other sustained military campaigns, and acts of terrorism or sabotage;

•	the actions of the Organization of Petroleum Exporting Countries, or OPEC;
•	domestic government regulation, legislation and policies;
•	the level of global oil inventories;
•	weather conditions;
•	technological advances affecting energy consumption;
•	the price availability of alternative fuels; and
•	overall economic conditions.

Any continued or extended decline in the price of crude oil or natural gas will adversely affect:

•	our revenues, profitability and cash flow from operations;
•	the value of our proved oil reserves;
•	the economic viability of our drilling prospects;
•	our borrowing capacity; and
•	our ability to obtain additional capital.

In December 2005 we were granted our first export quota from the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan (“MEMR”), which allowed us to begin exporting oil for sale in the world market in January 2006. We have applied for and been granted an export quota each month since, with the exception of February 2006, when we did not apply for a quota. Prior to January 2006, we were limited to selling our test production to the domestic market in Kazakhstan. The price of oil in the domestic market in Kazakhstan is substantially lower than the price in the world market. There is no guarantee that the Republic of Kazakhstan will continue to grant us export quotas in the future. In the event we are not granted an export quota in the future, we will be limited to selling our production to the domestic Kazakhstan market, which would result in us realizing lower revenue per barrel of oil sold than we could realize in the world market.

We have not entered into crude oil hedging arrangements on any of our anticipated sales. However, in the future we may enter into such arrangements in order to reduce our exposure to price risks. Such arrangements may limit our ability to benefit from increases in oil prices.

Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the size and present value of our reserves.

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

Forty eight percent of our proven properties are undeveloped; therefore the risk associated with our success is greater than would be the case if all of our properties were categorized as “proved developed producing.”

Because a portion of our proved reserves (approximately 48%) are “Proved Undeveloped” additional capital for the drilling and completion of additional wells will be required before these reserves become productive. Further, because of the inherent uncertainties associated with drilling for oil and gas, additional wells may never be developed to the extent that they develop into positive cash flow. Even if we are successful in our development efforts, it could take several years to achieve positive cash flow from our proved undeveloped reserves.

We will be unable to produce up to 94% of our proved reserves if we are not able to obtain a commercial production contract or extend our current exploration contract, which would likely require us to terminate our operations.

Under our exploration contract on our properties we have the right to produce oil and gas only until July 2009, yet 94% of our proved reserves are scheduled to be produced after July 2009. We have the exclusive right to negotiate a commercial production contract as per the terms of our exploration contract. The MEMR does not make public its determinations on the granting of commercial production rights. Based on discussions with the MEMR, we have learned that the primary factors used by the MEMR in determining whether to grant commercial production rights are whether the contract holder has fulfilled its minimum work program commitments, proof of commercial discovery and submission of an approved development plan by a third-party petroleum institute in Kazakhstan to exploit the established commercial reserves. Typically, if commercial production rights are not granted it is because the contract holder has failed to make a commercial discovery within their contract territory and had decided to abandon the contract territory or the contract holder has insufficient funds to complete its minimum work program requirement and was unable to complete the necessary work to substantiate the presence of commercially producible reserves to the MEMR. Our efforts are focused toward meeting our minimum work program requirements and making and substantiating commercial discoveries in as many of the identified structures as possible to support our application for commercial production rights. If we are not granted commercial production rights prior to the expiration of our exploration contract, we may lose our right to produce the reserves on our current properties. If we are unable to produce those reserves, we will be unable to realize revenues and earnings and to fund operations and we would most likely be unable to continue as a going concern.

Prospects that we decide to drill may not yield oil or natural gas in commercially viable quantities or quantities sufficient to meet our targeted rate of return.

A “prospect” is a property which, based on available seismic and geological data, we believe shows potential oil or natural gas. Our prospects are in various stages of evaluation and interpretation. There is no way to accurately predict in advance of incurring drilling and completion costs whether a prospect will be economically viable. Even with seismic data and other technologies and the study of producing fields in the same area, we cannot know conclusively prior to drilling whether oil or natural gas will be present or, if present, will be present in commercial quantities. The analysis that we perform using data from other wells, more fully explored prospects and/or producing fields may not be useful in predicting the characteristics and potential reserves associated with our drilling prospects. When we drill unsuccessful wells, our drilling success rate declines and we may not achieve our targeted rate of return.

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

We are not insured against all risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition or results of operations. Our oil and natural gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

•	environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater contamination;
•	abnormally pressured formations;
•	mechanical difficulties, such as stuck oil field drilling and service tools and casing collapse;
•	fires and explosions;
•	personal injuries and death; and
•	natural disasters.

Any of these risks could adversely affect our ability to conduct operations or result in substantial losses. In instances when we believe that the cost of available insurance is excessive relative to the risks presented we may elect not to obtain insurance. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs that is not fully covered by insurance, it could adversely affect us.

We are subject to complex laws that can affect the cost, manner or feasibility of doing business.

Exploration, development, production and sale of oil and natural gas are subject to extensive governmental regulation. We may be required to make large expenditures to comply with these regulations. Matters subject to regulation include:

•	discharge permits for drilling operations;
•	reports concerning operations;
•	the spacing of wells;
•	unitization and pooling of properties; and
•	taxation.

Under these laws, we could be liable for personal injuries, property damage and other damages. Failure to comply with these laws may also result in the suspension or termination of our licenses or operations and could subject us to administrative, civil and criminal penalties. Moreover, these laws could change in ways that substantially increase our costs. Any such liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations.

We may incur substantial liabilities to comply with environmental laws and regulations.

Our oil and natural gas operations are subject to stringent governmental laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of permits before drilling commences, restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory or remedial obligations or even injunctive relief. Changes in environmental laws and regulations occur frequently. Any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on our results of operations, competitive position or financial condition as well as on the industry in general. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or whether our operations were standard in the industry at the time they were performed.

Unless we replace our oil and natural gas reserves, our reserves and future production will decline, which would adversely affect our cash flows and income.

Unless we conduct successful development, exploration and exploitation activities or acquire properties containing proved reserves, our proved reserves will decline as those reserves are produced. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future oil and natural gas reserves and production, and, therefore our cash flow and income, are highly dependent upon our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. If we are unable to develop, exploit, find or acquire additional reserves to replace our current and future production, our cash flow and income will decline as production declines, until our existing properties would be incapable of sustaining commercial production.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute on a timely basis our exploration and development plans within our budget.

Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our development and exploration operations. As the price of oil and natural gas has remained high, demand for production equipment and personnel has also remained high, resulting, in some cases, in shortages of equipment and skilled personnel. In addition, larger producers may be able to secure access to such equipment by offering drilling companies more lucrative terms. As demand for services and personnel increases, the cost also increases, which can delay our ability to convert our reserves into cash flow as well as significantly increasing the cost of producing those reserves, thereby having a negative impact on anticipated net income.

The unavailability or high price of transportation systems could adversely affect our ability to deliver our oil on terms that would allow us to operate profitably, or at all.

Because of the location of our properties, the crude oil we produce must be transported by truck or by rail. In the future it will likely also be transported by pipelines. These railways and pipelines are operated by state-owned entities or other third-parties, and there can be no assurance that these transportation systems will always be functioning and available, or that the transportation costs will not become cost prohibitive. In addition, any increase in the cost of transportation or reduction in its availability to us could have a material adverse effect on our results of operations. There is no assurance that we will be able to procure sufficient transportation capacity on economical terms, if at all.

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

While we have significant experience working in Kazakhstan, and feel we have good relationships with government agencies at many levels, we remain subject to all the risks inherent in international operations, including adverse governmental actions, uncertain legal and political systems, and expropriation of assets, loss of revenues and the risk of civil unrest or war.  Our primary oil and gas properties are located in Kazakhstan, which until 1990 was part of the Soviet Union.  Kazakhstan retains many of the laws and customs of the former Soviet Union, but has and is continuing to develop its own legal, regulatory and financial systems.  As the political and regulatory environment changes, we may face uncertainty about the interpretation of our agreements; in the event of dispute, we may have limited recourse within the legal and political system.

Prior to the expiration of our exploration rights, we plan to make application for commercial production rights to the extent we have established commercially producible reserves on our properties.  We have the exclusive right to negotiate a commercial production contract for the ADE Block and Extended Territory, and the government is required to conduct these negotiations under the “Law of Petroleum.”  The terms of the commercial production contract will establish the royalty and other payments due to the government in connection with commercial production. At the time the commercial production contract is issued, we will be required to begin repaying the government its historical investment costs of exploration and development of the ADE Block and the Extended Territory. Our obligation associated with the ADE Block is approximately $6 million. Our obligation associated with the Extended Territory is approximately $5.3 million. If satisfactory terms for commercial production rights cannot be negotiated, it could have a material adverse effect on our financial position.

Our ability to obtain additional financing or use our operating cash flow to fund operations may be adversely affected by our level of indebtedness.

Our level of indebtedness could have negative consequences, which include, but are not limited to, the following:

•	Our ability to obtain additional financing to fund capital expenditures, acquisitions, working capital, repay debts or for other purposes may be impaired;
•	Our ability to use operating cash flow in other areas of our business may be limited because we must dedicate a substantial portion of these funds to repay debt obligations;
•	We may be unable to compete with others who may not be as highly leveraged; and
•	Our debt may limit our flexibility to adjust to changing market conditions, changes in our industry and economic downturns.

                If we do not generate sufficient cash flow from operations or obtain additional financing we may be unable to service our debts and other obligations

Our ability to repay our debt obligations will depend upon our future operating performance and/or our ability to obtain additional debt or equity financing. Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make these payments. If in the future we do not generate sufficient cash flow from operations to meet our obligations, we may need to refinance our debt obligations, obtain additional financing or sell assets. We may not generate cash flow, or obtain funding sufficient to satisfy the repayment of the notes, in which event we would be found to be in default.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

RUSSIA
RUSSIA
KAZAKHSTAN
ASTANA
CHINA

Aksaz - Dolinnoe - Emir

Emir
Aksaz
Borly
Dolinnoe
Esen
Kariman

LEGEND

- OIL WELL
- SUSPENDED GAS WELL
- FAULT LINES
- AREA ASSIGNED OIL RESERVES
- AREA OF ADDITIONAL RESOURCE POTENTIAL

BMB MUNAI, INC.

ADE BLOCK AND EXTENDED LICENSE TERRITORY

MANGISTAU OBLAST, KAZAKHSTAN

ORIENTATION MAP

MARCH 2006 JOB No. 4075 FIGURE No. 1

Under the statutory scheme in the Republic of Kazakhstan prospective oil fields are developed in two stages. The first stage is an exploration and appraisal stage during which a private contractor is given a license to explore for oil and gas on a territory for a set term of years. During this stage the primary focus is on the search for a commercial discovery, i.e., a discovery of a sufficient quantity of oil and gas to make it commercially feasible to pursue execution of, or transition to, a commercial production contract with the government. Under the terms of an exploration contract the contract holder has the right to sell all oil and natural gas produced during the term of the exploration contract and may receive certain tax benefits.

We currently own a 100% interest in a license to use subsurface mineral resources and a hydrocarbon exploration contract issued by the ROK in 1999 and 2000, respectively (collectively referred to herein as the (“license” or the “exploration contract”). When initially granted, the exploration and development stage of our exploration contract had a five year term, with provision for two extensions for a period of two years each. The second extension will expire on July 9, 2009. We are exploring the possibility to obtain an amendment to our exploration contract to extend the term in order to allow us additional time to conduct exploration drilling on our properties. We have engaged the services of a consulting company to undertake a study and negotiate, if possible, an extension of our exploration contract. Because our current exploration contract does not provide for any additional extensions, we are unable to determine if our efforts will be successful and therefore, we are conducting our operations on the assumption that we will be required to pursue a production contract in July 2009.

Initially, the exploration contract granted us the right to engage in exploration and development activities in an area of approximately 200 square kilometers referred to herein as the ADE Block. The ADE Block is comprised of three fields, the Aksaz, Dolinnoe and Emir fields. During our 2006 fiscal year our exploration contract was expanded to include an additional 260 square kilometers of land adjacent to the ADE Block, which we refer to herein as the “Extended Territory.” The Extended Territory is governed by the terms of the exploration contract. The ADE Block and the Extended Territory are sometimes collectively referred to herein as “our properties.”

In order to be assured that adequate exploration activities are undertaken by the contractor, the MEMR establishes an annual mandatory minimum work program to be accomplished in each year of the exploration contract. Under the minimum work program the contractor is required to invest a minimum dollar amount in exploration activities on the contract territory, which may include geophysical studies, construction of field infrastructure or drilling activities. During the exploration stage, the contractor is also required to drill sufficient wells to establish the existence of commercially producible reserves in any structure for which the contractor intends to seek a commercial production license. Failure to complete the minimum work program during the term of an exploration contract, or any portion thereof, could preclude a contractor from receiving a longer-term commercial production contract, regardless the success of the contractor in proving commercial reserves during the partial fulfillment of the minimum work program. Therefore, completion of the exploration contract’s minimum work program is essential to the success of any oil company working in Kazakhstan.

Our exploration contract follows the above format. The exploration contract sets the minimum dollar amount we must expend during each year of our work program. Under our exploration license our work program year ends on July 9 each year. As a result of timing differences between the exploration contract year and our fiscal year, the amounts reflected in this table as “Actually Made” may differ from amounts disclosed elsewhere in our Management’s Discussion and Analysis or Consolidated Financial Statements, which present figures based on our fiscal year end rather than our work program year end.

Amount of Expenditure	Prior to July 2005	July 2005 to July 2006	July 2006 to July 2007	July 2007 to July 2008	July 2008 to July 2009	Total
Mandated by Contract	$21,500,000	$ 6,000,000	$12,700,000	$ 8,480,000	$70,000	$ 48,750,000
Actually Made	$38,400,000	$12,700,000	$53,650,000	$78,054,000*	$ -	$182,804,000

* Investment as of March 31, 2008.

Under the rules of the MEMR there is an option for expenditures above the minimum requirements in one period to be carried over to meet minimum obligations in future periods. As the above chart shows we have significantly exceeded the minimum expenditure requirement in each period of the exploration contract and have nearly quadrupled the total minimum capital expenditure requirement during the exploration stage. Moreover, we expect our planned drilling activities through 2009 to exceed the amounts required during the rest of 2008 and 2009. Therefore, we are confident we have already satisfied the minimum capital expenditure requirements of our exploration contract.

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

The total number of wells the MEMR will require during exploration stage is generally determined by the number of fields or structures identified by the seismic studies done on a territory. The 3D seismic studies of our contract territory, have identified six potential fields or structures. Therefore, if we wish to apply for commercial production rights on all six fields we anticipate the need to drill three wells in each field during the exploration phase of our exploration contract, as reflected on the top half of the following chart:

Structures	Aksaz	Dolinnoe	Emir	Kariman	Borly	Yessen
Exploratory Wells	1	1	1	1	1	1
Appraisal Wells	2	2	2	2	2	2

Existing Wells	3	5	3	7	0	0
Wells in Progress	1	1	0	2	0	0
Remaining Wells to Drill by 2009	0	0	0	0	3	3

The bottom half of the above chart shows our current progress on drilling of exploratory and appraisal wells, the second aspect of our mandatory minimum work program. As the chart shows, for purposes of meeting the minimum work program requirements, we have eighteen wells completed and four wells in progress.

To date we have been conservative in our approach to exploration. It has been our practice to drill our first few wells serially. Our first well was the Dolinnoe-2 well drilled in 2004. This was followed by the Dolinnoe-3 well, and then the Aksaz-4 and Kariman-1 wells. While we have verified the presence of oil and gas in all our wells thus far, not all our wells produce oil at commercial levels. We have expended substantial time and money to study our wells.

The purpose of the exploration stage is to study the geology and geophysical characteristics of each field and individual well, with a view to qualifying for a longer-term production contract. Once drilling of a well is completed, our emphasis focuses on an extended period of testing a well’s production characteristics and capacities to determine the best method for producing oil from that well and to gain insight into the further development of the entire field. During exploration, oil production is subject to wide fluctuations caused by varying pressures commonly experienced in new wells and by significant periods of well closure to accommodate mandatory testing. Maximizing oil production only becomes the central focus during the post-exploration phase when exploiting the commercial discovery commences under a production contract.

In addition to the wells currently in progress, if we intend to qualify for a commercial production contract that covers each of the six structures we have identified within our contract territory, we will be required to drill at least three wells in each of our Borly and Yessen fields and establish commercially producible reserves in each structure within our contract territory. This will require that we continue to accelerate our drilling activities during the next year..

Under our exploration contract, we have the exclusive right to apply for and negotiate a commercial production contract. The government is required to negotiate the terms of these rights in good faith in accordance with the Law of Petroleum of Kazakhstan. Based on discussions with the MEMR, the primary factors used by the MEMR in determining whether to grant commercial production rights are whether the contract holder has fulfilled the minimum work program commitments, proved the existence of a commercial discovery and submitted and received approval of a development plan prepared by a third-party petroleum institute in Kazakhstan for the exploitation of the established commercial reserves. All our efforts during exploration stage have and will continue to focus on meeting these criteria.

The terms of our commercial production rights and royalty rates will be negotiated at the time we apply to transition to commercial production. During exploration and development stage, we have the right to produce and sell oil and natural gas at a royalty rate of 2%. During commercial production, the negotiated royalty rates may change depending on reserves and production rates. Royalty rates are established by the taxing authorities of the ROK and are based on production rates. The rate increases on a sliding scale. Current royalty rates range from 2% to 6%. We also anticipate that we will be required to pay rent export tax when we move to commercial production. The current rent export tax rate is tied to the Brent oil price; the rate increases on a sliding scale, at the present time it is 33%. Under our exploration contract during exploration stage we are not required to pay rent export tax on the oil we sell to the world markets. We anticipate that at the time we move to commercial production, the government will impose the rent export tax on all oil and natural gas we sell outside the domestic market in Kazakhstan.

Drilling Operations

During fiscal 2008 we had drilling rigs under contract from Great Wall (“Great Wall”) a Chinese drilling company,  Oil and Gas Exploration Crakow (“OGEC”), a Polish drilling company, and from KandyagashBurService (“KBS”), a Kazakh drilling company.

The first wells completed during fiscal 2008 were commenced in 2007. These wells were designated as the  Kariman-3 and Kariman-4. Kariman-3 was drilled with Great Wall and Kariman-4 was drilled with OGEC. Both wells were drilled to a depth of 3,675 meters. Upon completion of drilling we engaged in geological and geophysical survey activities and testing on both wells. The Kariman-4 well has been steadily performing since completion, production rates for the well are set forth in the table below.

Testing of various intervals on the Kariman-3 well has allowed us to collect valuable geological information regarding the structure and potential of the Kariman oil field. We have installed a downhole pump onto Kariman-3 due to the lack of a primary depletion mechanism in the well. We plan to continue conducting various studies on Kariman-3 with the aim of achieving commercial production from the well.

The OGEC drilling rig was then moved to a new location in the Kariman field designated Kariman-5. The well was drilled to a total depth of 3,696 meters. Drilling operations were completed in January 2007.

Upon completion of drilling, we have engaged in geological and geophysical survey activities and testing on Kariman-5. Similar to Kariman-3, the location of Kariman-5 was selected to delineate the boundaries of the Kariman field. We have perforated several oil-bearing intervals and conducted a number of geological tests. We engaged Schlumberger to conduct coil tubing acid stimulation activities on the well. Current production rates are set forth in the table below.

Following completion operations on the Kariman-5 well, the OGEC drilling rig began drilling the Kariman-8 well in January 2008 with completion and testing scheduled to begin during the summer of 2008.

After completion of Kariman-3, the Great Wall rig was moved to the Dolinnoe field to begin drilling the Dolinnoe-5 well. The well was drilled to the total depth of 3,780. Drilling operations were completed on March 5, 2008. Upon completion of drilling, we engaged in geological and geophysical survey activities and testing and perforated several discovered oil-bearing intervals. It does not appear that Dolinnoe-5 will be a commercially successful well at present.

Upon completion of drilling operations on the Dolinnoe-5 well, the Great Wall rig moved to the Aksaz field to begin drilling Aksaz-2. Drilling operations are in progress with a target depth of 4,350 meters. The Aksaz-2 well is scheduled for completion in September of 2008.

We commenced re-entry operations on the Aksaz-3 well utilizing Great Wall. Aksaz-3 well was initially drilled by Mangistaumunaygas in 1996 to a depth of 3,728 meters and cased to 3,067 meters. We completed re-entry operations in October 2007, at a depth of 4,270 meters. Upon completion of drilling we engaged in extensive geological and geophysical survey activities and testing of various discovered intervals within the well. Aksaz-3 has been steadily producing since finishing completion and testing activities, production rates are set forth in the table below.

The Great Wall rig was then moved to the Kariman field to begin drilling of the Kariman-6 well, which was completed in February 2008 at a total depth of 3,590 meters. Upon completion of drilling we engaged in geological and geophysical survey activities and testing of various discovered intervals within the well. The well has been steadily producing since completion and testing activities ended. Production rates are set forth in the table below.

Following completion operations on Kariman-6, Great Wall began drilling the Kariman-10 well. This well is scheduled for completion and testing in the summer of 2008.

We engaged a third drilling rig from Great Wall in November 2007 to drill the Kariman-7 well. The well was completed in March 2008 at a total depth of 3,610 meters. Upon completion of drilling we were engaged in extensive geological and geophysical survey activities and testing of various discovered intervals within these wells. The well has been steadily producing since completion and testing activities ended. Production rates are set forth in the table below.

Upon completion of Kariman-7 the Great Wall rig began drilling the Dolinnoe-7 well. The total projected depth is 3,800 meters with the drilling operations scheduled for completion and testing in the fall of 2008.

We retained the services of KBS for drilling operations on the Emir oil field. The KBS drilling rig was contracted on a turn-key basis to drill Emir-6 and Emir-2. The Emir-6 well was completed in June 2007. The primary depletion mechanism of the well is not suitable for commercial production, and therefore, we installed a downhole pump on the well.

The Emir-2 well was completed in March 2008 at a depth of 3,165 meters. Emir-2 has not been perforated because the completion/workover rigs we use have been engaged in testing of new wells and workover/stimulation activities on existing wells. We expect to conduct perforation and testing activities on the Emir-2 well as soon as the workover rig becomes available.

Well Performance and Production

The following table sets forth the number of oil and natural gas wells in which we owned an interest as of March 31, 2008.

	Company-operated		Non-operated		Total
	Gross	Net	Gross	Net	Gross	Net

Oil	18	18	-	-	18	18
Natural Gas	-	-	-	-	-	-
Total	18	18	-	-	18	18

As of March 31, 2008 we had eighteen wells in test production, testing or workover. According to the laws of the Republic of Kazakhstan, we are required to test every prospective object on our properties separately, this includes the completion of well surveys on different modes with various choke sizes on each horizon.

In the course of well testing and transferring between intervals a well is shut in and oil production ceases for the period of mobilization/ demobilization of the workover rig, pull out of the hole, run in the hole, perforation and packer installation, etc. This has the effect of temporarily diminishing production rates averaged during testing.

Following is a brief description of the current production status of each of our eighteen wells.

Well	Current Single Interval Production Rate	Diameter Choke Size

Aksaz-1	124-210 bpd	5 mm
Aksaz-3	340-445 bpd	4 mm
Aksaz-4	55-87 bpd	6 mm
Dolinnoe-1	145-438 bpd	9 mm
Dolinnoe-2	50-291 bpd	2 mm
Dolinnoe-3	99-315 bpd	5 mm
Dolinnoe-5	-0-(1)	-
Dolinnoe-6	93-402 bpd	13 mm
Emir-1	-0-(2)	-
Emir-2	-0-(3)	-
Emir-6	1-15 bpd	-
Kariman-1	10-111 bpd (4)	6 mm
Kariman-2	791-1,378 bpd	5 mm
Kariman-3	-0-(5)	-
Kariman-4	620-870 bpd	8 mm
Kariman-5	38-277 bpd(6)	-
Kariman-6	111-1,310 bpd(7)	5 mm
Kariman-7	606-1,131 bpd(8)	8 mm

(1)	This well currently is not producing because it was shut down for oil-flow stimulation activities.
(2)	This well currently is not producing because it was shut down for pressure build-up. Single interval production from this well prior to workover was 5 to 6 bpd.
(3)	We have not perforated this well.
(4)

We have attempted various oil-flow stimulation activities on this well. During May of 2008 we conducted fracpack operations. We intend to investigate other methods for oil flow stimulation as permitted by workover rig availability.

(5)	We have installed a downhole pump for test production purposes. We plan to review oil flow stimulation options for this well depending on workover rig availability.
(6)	We have conducted coil tubing acid treatment on this well for oil-flow stimulation.

(7)

We completed this well in March 2008. The first interval was perforated and tested at the end of March. The remaining intervals (from which we currently produce) were perforated and subsequently tested in April 2008.

(8)	The initial perforation and testing commenced in April 2008.

Cost Information

Capitalized Costs

Capitalized costs and accumulated depletion, depreciation and amortization relating to our oil and natural gas producing activities, all of which are conducted in the Republic of Kazakhstan, are summarized below:

	As of March 31, 2008	As of March 31, 2007

Developed oil and natural gas properties	$ 145,022,351	$ 82,311,230
Unevaluated oil and natural gas properties	50,843,750	25,279,813
Accumulated depletion, depreciation and amortization	(12,823,130)	(3,403,475)
Net capitalized cost	$ 183,042,971	$ 104,187,568

Exploration, Development and Acquisition Capital Expenditures

The following table sets forth certain information regarding the total costs incurred associated with exploration, development and acquisition activities.

	For the year ended March 31, 2008	For the year ended March 31, 2007	For the year ended March 31, 2006

Acquisition costs:
Unproved properties	$ -	$ -	$ -
Proved properties	-	-	-
Exploration costs	3,024,386	1,370,797	3,453,603
Development costs	83,950,097	37,063,321	14,368,323
Subtotal	86,974,482	38,434,118	17,821,926
Asset retirement costs	1,300,576	1,076,987	856,302
Total costs incurred	$ 88,275,058	$ 39,511,105	$ 18,678,228

Oil and Natural Gas Volumes, Prices and Operating Expense

The following table sets forth certain information regarding production volumes, average sales price and average operating expense associated with our sale of oil and natural gas for the periods indicated.

	For the Year Ended March 31, 2008	For the Year Ended March 31, 2007	For the Year Ended March 31, 2006
Production:
Oil and condensate (Bbls)	907,823	321,993	242,522
Natural gas liquids (Bbls)	-	-	-
Natural gas (Mcf)	-	-	-
Barrels of oil equivalent (BOE)	907,823	321,993	242,522

Sales(1)(3):
Oil and condensate (Bbls)	896,256	315,540	227,976
Natural gas liquids (Bbls)	-	-	-
Natural gas (Mcf)	-	-	-
Barrels of oil equivalent (BOE)	896,256	315,540	227,976

Average Sales Price(1):
Oil and condensate ($ per Bbl)	$ 67.16	$ 50.03	$ 26.13
Natural gas liquids ($ per Bbl)	$ -	$ -	$ -
Natural gas ($ per Mcf)	$ -	$ -	$ -
Barrels of Oil equivalent ($ per BOE)	$ 67.16	$ 50.03	$ 26.13

Average oil and natural gas operating expenses including production and ad valorem taxes ($ per BOE)(2)(3)	$ 6.15	$ 7.20	$ 3.84

(1)   During the years ended March 31, 2008, 2007 and 2006, the Company has not engaged in any hedging activities, including derivatives.

(2)	Includes transportation cost, production cost and ad valorem taxes.
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

In April 2005, Sokol Holdings, Inc., also filed a complaint in United States District Court, Southern District of New York alleging that BMB Munai, Inc., Boris Cherdabayev, and former Company directors Alexandre Agaian, Bakhytbek Baiseitov, Mirgali Kunayev and Georges Benarroch wrongfully induced Toleush Tolmakov to breach a contract under which Mr. Tolmakov had agreed to sell to Sokol 70% of his 90% interest in Emir Oil LLP.

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

The defendants have retained the law firm of Bracewell & Giuliani LLP in New York, New York to represent it in the lawsuit. The defendants moved for dismissal of the amended complaint or for a stay pending arbitration in Kazakhstan. That motion was denied, without prejudice to renewing it, to enable defendants to produce documents to plaintiffs relating to the issues raised in the motion. Following completion of document production, the motion was renewed. Briefing on the motion was completed on August 24, 2006. On June 14, 2007, the court ruled on our motion. The court (a) denied the motion to dismiss on the ground that Kazakhstan is a more convenient forum; (b) denied the motion to dismiss in favor of litigation in New York state court; (c) denied the motion to stay pending arbitration in Kazakhstan; and (d) denied the motion to dismiss on the ground that Mr. Tolmakov is an indispensable party. The court also (a) denied the motion (by defendants other than the Company) to dismiss for lack of personal jurisdiction and (b) granted the motion (by defendants other than the Company) to dismiss several claims for relief alleging breach of fiduciary duty, tortious interference with fiduciary duty and aiding and abetting breach of fiduciary duty. The court dismissed as moot the Company’s cross-motion to stay discovery and instructed the parties to comply with the Magistrate Judge’s discovery schedule.

The defendants have appealed the court’s refusal to stay the litigation pending arbitration in Kazakhstan. The defendants moved for an order to stay all proceedings in the lower court while the aforementioned appeal is pending. This motion was denied by the lower court and we have made a similar motion before the Court of Appeals. Oral argument on the appeal was held on October 26, 2007. The Court of Appeals has not yet rendered a decision on the appeal or the ancillary motion to stay all proceedings pending a decision on the appeal. Therefore, discovery in the case is ongoing. No trial date has been set by the court.

Other than the foregoing, to the knowledge of management, there is no other material litigation or governmental agency proceeding pending or threatened against the Company or our management.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders and there were no changes in our board of directors during the quarter ended March 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities

Our common stock is traded on the American Stock Exchange under the symbol “KAZ.” Our shares are also traded on XETRA , the Deutsche Borse electronic trading system under SE code DL-,001 DMW US09656A1051.

The following table presents the high and low sales price for the fiscal year ended March 31, 2008, third and fourth quarters of the fiscal year ended March 31, 2007, as reported by the American Stock Exchange, and the high and low bid prices for the first and second quarters of the fiscal year ended March 31, 2007 when our shares were quoted on the OTC Bulletin Board. The published high and low bid quotations for the first and second quarter of 2007, were furnished to us by Pink Sheets, LLC. These quotations represent prices between dealers and do not include retail markup, markdown or commissions and may not represent actual transactions.

Fiscal year ended March 31, 2008	High	Low

Fourth quarter	$ 6.25	$ 4.31
Third quarter	$ 6.85	$ 4.86
Second quarter	$ 7.05	$ 4.84
First quarter	$ 6.18	$ 5.21

Fiscal year ended March 31, 2007

Fourth quarter	$ 5.75	$ 4.51
Third quarter	$ 6.03	$ 4.56
Second quarter	$ 8.80	$ 5.80
First quarter	$ 10.65	$ 7.85

Stock Performance Graph

The required information is incorporated herein by reference to the disclosure included under the heading "Stock Performace Graph" contained in the Company's proxy statement for the 2008 annual meeting of stockholder.

Record Holders

As of June 10, 2008, we had approximately 367 shareholders of record holding 44,784,134 shares of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not declared or paid a cash dividend on our common stock during the past two fiscal years. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed it liabilities and it is able to pay its debts as they become due in the usual course of business. At the present time, our board of directors does not anticipate paying any dividends in the foreseeable future; rather, the board of directors intends to retain earnings that could be distributed, if any, to fund operations and to expand and develop our business.

Securities for Issuance Under Equity Compensation Plans

As of March 31, 2008, shares of our common stock were subject to issuance upon the exercise of outstanding options or warrants as set forth below.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (c)
Equity compensation plans approved by security holders	1,170,583	$5.33	1,855,000
Equity compensation plans not approved by security holders	52,380	$3.50	-0-
Total	1,222,963	$5.25	1,855,000

On November 19, 2003 we granted an option to Credifinance Securities Limited for services rendered by Credifinance as our agent in connection with private placements made by us in November 2003. The option grants Credifinance the right to purchase up to 142,857 shares of our common stock at an exercise price of $3.50 per share. The option expires on November 26, 2008. The option provides for adjustments to the number of shares and/or the price per share to protect the holder against dilution and in the event of mergers, reorganizations and similar events. The option also requires that in the event we determine to make a registered public offering during the term of the option, we shall use our best efforts to include the common shares underlying the options in the registration statement. 90,477 of these options were exercised in March 2008.

In November 2004 we agreed to grant stock options under our 2004 Stock Incentive Plan to Gary Lerner, our former corporate secretary, to purchase 60,000 shares of our common stock. The options have an exercise price of $4.00 per share and expire in October 2009. Mr. Lerner exercised options to purchase 7,200 common shares in April 2006 and options to purchase an additional 3,000 common shares in January 2008.

On July 18, 2005 our Board of Directors approved stock option grants and restricted stock awards under our 2004 Stock Incentive Plan. The total number of options and restricted stock grants was 820,783 and 469,217, respectively. The options are exercisable at a price of $4.75, the closing price of our common stock on the OTCBB on July 18, 2005. The options expire five years from the grant date. Of the restricted stock grants, 389,217 vested immediately. The remaining shares were granted to three individuals and vested over three years. Among the parties receiving stock options and restricted stock grants were the following executive officers and directors:

Name	Positions with Company	Options Granted	Restricted Stock Granted

Boris Cherdabayev	Director and Former CEO	410,256	189,744
Anuar Kulmagambetov	Former CFO	232,632	107,368
Georges Benarroch	Former Director	68,421	31,579
Valery Tolkachev	Director	68,421	31,579
Askar Tashtitov	President and Director		30,000
Sanat Kasymov	CFO		30,000

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

Name	Positions with Company	Options Granted	Restricted Stock Granted

Boris Cherdabayev	Director and Former CEO	150,000	80,000
Askar Tashtitov	President and Director	-	40,000
Sanat Kasymov	CFO	-	40,000
Gamal Kulumbetov	CEO	-	40,000
Georges Benarroch	Former Director	-	10,000
Troy Nilson	Director	-	10,000
Stephen Smoot	Director	-	-
Valery Tolkachev	Director	50,000	50,000

On March 30, 2007 we made restricted stock grants under the Plan to certain officers, employees and outside consultants under the Plan. The total number of restricted common shares granted was 950,000. The restricted stock grants were valued at $5.38 per share. The restricted stock grants were awarded on the same terms and subject to same vesting requirements. The restricted stock grants will vest to the grantees at such time as either of the following events occurs (the “Vesting Events”):

i)	the Company is granted a commercial production license from the Republic of Kazakhstan (July 2009); or
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

                  The grantees have the right to vote the shares, receive dividends and enjoy all other rights of ownership over the entire grant amount from the grant date, except for the right to transfer, assign, pledge, encumber, dispose of or otherwise directly or indirectly profit or share in any profit derived from a transaction in the shares prior to the occurrence of a Vesting Event. Shares will only vest to the grantee if the grantee is employed by the Company at the time a Vesting Event occurs. If a Vesting Event has not occurred at the time a grantee's employment with the Company ceases, for any reason, the entire grant amount shall be forfeited back to the Company. Among the parties receiving restricted stock grants were the following executive officers and directors:

Name	Positions with Company	Restricted Stock Granted

Boris Cherdabayev	Director and Former CEO	150,000
Askar Tashtitov	President and Director	100,000
Sanat Kasymov	CFO	100,000
Gamal Kulumbetov	COO	100,000

Recent Sales of Unregistered Securities.

In March 2008, Credifinance exercised options to purchase 90,477 shares of our restricted common stock at a price of $3.50 per share. The shares were issued without registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act of 1933.

During January 2008, Mr. Lerner exercised options to purchase 3,000 shares of our common stock at a price of $4.00 per share. The shares were issued without registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act of 1933.

Issuer Repurchases

We did not make any repurchases of our equity securities during the year ended March 31, 2008.

Item 6. Selected Financial Data

The selected consolidated financial information set forth below is derived from our consolidated balance sheets and statements of operations as of and for the years ended March 31, 2008, 2007, 2006 and 2005 and for the period from inception (May 6, 2003) through March 31, 2004. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in this Annual Report.

	For the year ended March 31,				For the period from inception (May 6, 2003) through March 31, 2004
	2008	2007	2006	2005
Consolidated Statements of Operations Data:

Revenues	$60,196,626	$ 15,785,784	$ 5,956,731	$ 973,646	$ -
Oil and gas operating expenses	5,515,403	2,272,251	875,319	406,361	-
General and administrative expenses	14,747,754	10,757,727	9,724,597	4,060,962	781,757
Depletion	9,419,655	2,006,834	1,167,235	229,406	-
Income/(loss) from operations	30,020,087	404,843	(5,949,170)	(3,789,534)	(786,515)
Net income/(loss)	31,610,563	1,039,491	(5,344,333)	(3,286,312)	(613,782)
Basic income/(loss) per common share	0.71	0.02	(0.15)	(0.12)	(0.08)
Diluted income/(loss) per common share	0.70	0.02	(0.15)	(0.12)	(0.08)

	As of March 31,				As of March 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:

Current assets	$ 26,519,810	$ 18,276,626	$ 57,336,327	$18,310,655	$ 5,711,523
Oil and gas properties, full cost method, net	183,042,971	104,187,568	66,683,297	49,172,304	6,495,186
Total assets	254,838,093	144,796,045	126,582,656	68,241,826	12,512,945
Total current liabilities	23,225,460	9,120,299	4,623,975	6,997,671	666,719
Total long term liabilities	71,808,702	10,114,126	7,329,877	6,653,215	242,000
Total Shareholders' equity	$159,803,931	$125,561,620	$114,628,804	$54,590,940	$11,522,242

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the fiscal years ended March 31, 2008, 2007 and 2006. This discussion should be read in conjunction with the consolidated financial statements and footnotes to the consolidated financial statements included in this annual report.

Results of Operations

This section includes a discussion of our results of operations for the fiscal years ended March 31, 2008, 2007 and 2006. The following table sets forth selected operating data for the fiscal years indicated:

	For the year ended March 31, 2008	For the year ended March 31, 2007	For the year ended March 31, 2006
Revenues:
Oil and gas sales	$ 60,196,626	$ 15,785,784	$ 5,956,731

Expenses:
Oil and gas operating(1)	5,515,403	2,272,251	875,319
Depletion	9,419,655	2,006,834	1,167,235
Depreciation and amortization	239,155	170,610	133,148
Accretion	254,572	173,519	5,602
General and administrative	14,747,754	10,757,727	9,724,597

Net Production Data:
Oil (Bbls)	907,823	321,993	242,522
Natural gas (Mcf)	-	-	-
Barrels of Oil equivalent (BOE)	907,823	321,993	242,522

Net Sales Data(3):
Oil (per Bbl)	896,256	315,540	227,976
Natural gas (Mcf)	-	-	-
Barrels of Oil equivalent	896,256	315,540	227,976

Average Sales Price:
Oil (per Bbl)	67.16	50.03	26.13
Natural gas (per Mcf)	-	-	-
Equivalent price (per BOE)	67.16	50.03	26.13

Expenses ($ per BOE) (3):
Oil and gas operating(1)	6.15	7.20	3.84
Depreciation, depletion and
amortization(2)	10.51	6.36	5.12

(1)	Includes transportation cost, production cost and ad valorem taxes.
(2)	Represents depletion of oil and gas properties only.
(3)

We use sales volume rather than production volume for calculation of per unit cost because not all volume produced is sold during the period. The related production costs are expensed only for the units sold, not produced based on a matching principle of accounting. Oil and gas operating expense per BOE is calculated by dividing oil and gas operating expenses for the year by the volume of oil sold during the year.

Year ended March 31, 2008, compared to the year ended March 31, 2007.

Revenue and Production

The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the year ended March 31, 2008 and the year ended March 31, 2007.

			Year ended March 31, 2008 to the year ended March 31, 2007
	For the year	For the year	$	%
	ended	ended	Increase	Increase
	March 31, 2008	March 31, 2007	(Decrease)	(Decrease)

Production volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	907,823	321,993	585,830	182%
Barrels of Oil equivalent (BOE)	907,823	321,993	585,830	182%

Sales volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	896,256	315,540	580,716	184%
Barrels of Oil equivalent (BOE)	896,256	315,540	580,716	184%

Average Sales Price (1)
Natural gas ($ per Mcf)	-	-	-	-
Natural gas liquids ($ per Bbl)	-	-	-	-
Oil and condensate ($ per Bbl)	$ 67.16	$ 50.03	$ 17.13	34%
Barrels of Oil equivalent ($ per BOE)	$ 67.16	$ 50.03	$ 17.13	34%

Operating Revenue:
Natural gas	-	-	-	-
Natural gas liquids	-	-	-	-
Oil and condensate	$ 60,196,626	$ 15,785,784	$ 44,410,842	281%
Gain on hedging and derivatives(2)	-	-	-	-

(1)	At times, we may produce more barrels than we sell in a given period. The average sales price is calculated based on the average sales price per barrel sold, not per barrel produced.
(2)	We did not engage in hedging transactions, including derivatives during the year ended March 31, 2008, or the year ended March 31, 2007.

Revenues. We generate revenue under our exploration contract from the sale of oil recovered during test production. During the year ended March 31, 2008 our oil production increased 182% compared to the year ended March 31, 2007. This significant increase in production is primarily attributable to the fact that we had sixteen wells in testing or test production during all or some portion of the year ended March 31, 2008 compared to eight wells during all or some portion of the year ended March 31, 2007.

During the year ended March 31, 2008 we realized revenue from oil sales of $60,196,626 compared to $15,785,784 during the year ended March 31, 2007. The largest contributing factor to the 281% increase in revenue was a 184% increase in sales volume. Another factor contributing to the increase in revenues was a 34% increase in the price per barrel we received for oil sales during the year ended March 31, 2008 compared to the fiscal year ended March 31, 2007. During the fiscal years ended March 31, 2008 and 2007 we exported 91% and 100% of our oil, respectively to the world markets and realized the world market price for those sales. Revenue from oil sold to the world markets made up 96% and 100% of total revenue, respectively, during the years ended March 31, 2008 and 2007. We anticipate production to remain fairly constant until we complete the new wells that are currently being drilled and begin test production at those wells.

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

Costs and Operating Expenses

The following table presents details of our expenses for the years ended March 31, 2008 and 2007:

	For the year ended March 31, 2008	For the year ended March 31, 2007
Expenses:
Oil and gas operating(1)	$ 5,515,403	$ 2,272,251
General and administrative	14,747,754	10,757,727
Depletion	9,419,655	2,006,834
Accretion expenses	254,572	173,519
Amortization and depreciation	239,155	170,610
Total	$ 30,176,539	$ 15,380,941
Expenses ($ per BOE):
Oil and gas operating(1)	6.15	7.20
Depletion (2)	10.51	6.36

(1)	Includes transportation cost, production cost and ad valorem taxes.
(2)	Represents depletion of oil and gas properties only.

Oil and Gas Operating Expenses. During the year ended March 31, 2008 we incurred $5,515,403 in oil and gas operating expenses compared to $2,272,251 during the year ended March 31, 2007. This significant increase is primarily the result of several factors, including increased royalty, salary and transportation expenses and increased repair costs.

During the year ended March 31, 2008 royalty paid to the Government increased by $1,214,029 or 354% compared to the year ended March 31, 2007. The primary reason for the increase in royalty is two-fold. During the 2007 fiscal year, oil production increased 182% and our average sales price per barrel increased 34% as a result of exporting nearly all of our oil to the world markets during fiscal 2008. While royalty expenses increased significantly, as a percentage of total revenue royalty expense remained nearly unchanged. We anticipate that royalty expenses will continue to fluctuate in proportion to production volume and realized sales price.

During the year ended March 31, 2008 payroll and related payments to production personnel increased $142,418 or 28% compared to the year ended March 31, 2007. As production volume increased we retained additional production personnel during the year ended March 31, 2008.

Transportation expenses increased $1,886,705 or 133% as a result of the increased volume of oil we produced and transported. We anticipate transportation expenses will continue to increase with increases in production.

We calculate oil and gas operating expense per BOE based on the volume of oil actually sold rather than production volume because not all volume produced during the period is sold during the period. The related production costs are expensed only for the units sold, not produced.

While oil and gas operating expenses increased 143% during the year ended March 31, 2008 compared to the year ended March 31, 2007, expense per BOE decreased from $7.20 per BOE during the year ended March 31, 2007 to $6.15 during the year ended March 31, 2008. The reason expense per BOE decreased is due to the fact that we increased our sales volume during the year ended March 31, 2008. During the year ended March 31, 2007 we sold 315,540 barrels of oil, during the year ended March 31, 2008 we sold 896,256 barrels of oil. As expense per BOE is a function of total expense divided by the number of barrels of oil sold, the 184% increase in sales volume more than offset the 143% increase in expenses resulting in the 15% decrease in oil and gas operating expense per BOE.

On April 18, 2008 the government of the Republic of Kazakhstan introduced an export duty on several products (including crude oil). We will be subject to the duty beginning in June 2008. The formula for determining the amount of the crude oil export duty is based on a sliding scale that is tied to several factors, including the world market price for oil. Based on current world oil prices, we estimate the export duty will be approximately 15 to 20%. As noted above, this can change with fluctuations in world oil prices. This export duty will be recorded as part of our oil and gas operating expenses. We anticipate this will lead to a significant increase in oil and gas operating expenses in future quarters.

General and Administrative Expenses. General and administrative expenses during the year ended March 31, 2008 were $14,747,754 compared to $10,757,727 during the year ended March 31, 2007. This represents a 37% increase in general and administrative expenses. This increase in general and administrative expenses was the result of several factors such as increased payroll and related costs, rent expense, taxes and professional services.

We recognized compensation expense of $2,303,078 during the year ended March 31, 2008 resulting from restricted stock grants made to employees and outside consultants. By comparison, during the year ended March 31, 2007 we recognized the compensation expense in the amount of $4,134,823 for restricted stock grants and issued to employees and outside consultants.

The increase in general and administrative expense during the 2008 year was primarily the result of:

•	a 58% increase in payroll and related costs as we hired additional administrative personnel to fulfill business needs, increased employee pay rates for existing employees;
•	a 30% increase in rent expense from renting special equipment, apartments and additional vehicles;
•	a 208% increase in taxes resulting from environmental payments; and
•	a 238% increase in professional services resulting from legal fees incurred in our ongoing litigation.

These increases more than offset the 44% decrease in compensation expense realized during the year ended March 31, 2008.

Depletion. Depletion expense for the year ended March 31, 2008 increased by $7,412,821 compared to the year ended March 31, 2007. The major reason for this increase in depletion expense was a 184% increase in sales volume in fiscal 2008 compared to fiscal 2007. The increase in depletion expense was also attributable to the fact that we drilled additional wells, continued workover on existing wells and developed additional infrastructure during fiscal 2008.

Depreciation and Amortization. Depreciation and amortization expense for the year ended March 31, 2008 increased 40% compared to the year ended March 31, 2007. The increase resulted from purchases of fixed assets during the year.

Income from Operations. During the year ended March 31, 2008 we realized income from operations of $30,020,087 compared to an income from operations of $404,843 during the year ended March 31, 2007. This increase in income from operations during fiscal 2008 is the result of the 281% increase in revenue during fiscal 2008, which increase was only partially offset by a 96% increase in total expenses.

Other Income. During the fiscal year ended March 31, 2008 we realized total other income of $1,186,895 compared to $1,487,928 during the fiscal year ended March 31, 2007. This 20% decrease is largely attributable to $232,715 decrease in interest income and a $65,796 decrease in exchange gain resulting from fluctuations of foreign currency rates against the U.S. Dollar.

Net Income. For all of the foregoing reasons, during the year ended March 31, 2008 we realized net income of $31,610,563 or $0.71 per share compared to a net income of $1,039,491 or $0.02 for the year ended March 31, 2007.

Year ended March 31, 2007 compared to the year ended March 31, 2006.

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

Revenues. During the year ended March 31, 2007 our oil production increased 33% compared to the year ended March 31, 2006. This increase in production was primarily attributable the fact that we had two additional wells in testing or test production during the 2007 fiscal year compared to the 2006 fiscal year.

During the year ended March 31, 2007 we realized revenue from oil sales of $15,785,784 compared to $5,956,731 during the year ended March 31, 2006. The largest contributing factor to the 165% increase in revenue was a 91% increase in the price per barrel we received for oil sales and a 33% increase in production during the year ended March 31, 2007 compared to the fiscal year ended March 31, 2006. During the fiscal year ended March 31, 2007 we exported 100% of our oil to the world markets and realized the world market price for those sales. By comparison, during the fiscal year ended March 31, 2006 73% of oil sales were to the domestic market in Kazakhstan, where the price per barrel of oil was significantly lower than the world market price.

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

Oil and Gas Operating Expenses. During the year ended March 31, 2007 we incurred $2,272,251 in oil and gas operating expenses compared to $875,319 during the year ended March 31, 2006. This significant increase was primarily the result of several factors, including increased royalty, salary and transportation expenses and increased repair costs.

During the year ended March 31, 2007 royalty paid to the Government increased by $192,133 or 127% compared to the year ended March 31, 2006. The primary reason for the increase in royalty was two-fold. During the 2007 fiscal year, oil production increased 33% and our average sales price per barrel increased 91% as a result of exporting all of our oil to the world markets during fiscal 2007. While royalty expenses increased significantly, as a percentage of total revenue royalty expense remained nearly unchanged.

We calculate oil and gas operating expense per BOE based on the volume of oil actually sold rather than production volume because not all volume produced during the period is sold during the period. The related production costs are expensed only for the units sold, not produced.

Oil and gas operating expense per BOE increased at a smaller rate because our sales volume increased in fiscal 2007. While oil and gas operating expenses increased 160% during fiscal 2007 compared to fiscal 2006, expense per BOE increased only 88% from $3.84 per BOE in fiscal year 2006 to $7.20 in fiscal year 2007. The reason expense per BOE increased at a lower rate than total operating expenses is due to the fact that we increased our sales volume in fiscal 2007. In fiscal 2006, we sold 227,976 barrels of oil in fiscal 2007 we sold 315,540 barrels of oil. As expense per BOE is a function of total expense divided by the number of barrels of oil sold, the 38% increase in sales volume partially offset the 160% increase in expenses resulting in the 88% increase in oil and gas operating expense per BOE.

Salary expenses increased by 306,406 or 152% in fiscal 2007 compared to fiscal 2006. Salary expenses increased as a result of increased payroll for Emir Oil employees, the hiring of more production and well maintenance personnel resulting from the two additional wells we had in testing or test production during fiscal 2007.

Transportation expenses increased $775,505 or 162%. Transportation expense increased because of increased production volume and as a result of production at the Kariman-1 and Kariman-2 wells, which are located farther away from the oil base than our other existing wells.

During fiscal 2007, we incurred $168,693 in repair expenses at the oil storage facility. By comparison, during fiscal 2006 we incurred $45,805 in repairs.

General and Administrative Expenses. General and administrative expenses during the year ended March 31, 2007 were $10,757,727 compared to $9,724,597 during the year ended March 31, 2006. This represents an 11% increase in general and administrative expenses. Factors contributing to the increase in general and administrative expense were:

•	a 44% increase in payroll and related costs as we hired additional administrative personnel to fulfill business needs;
•	a 13% increase in rent expense;
•	a 64% increase in taxes resulting from increased environmental payments and other obligatory payments; and
•	a 130% increase in travel and related expenses resulting from increased business travel.

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

Depletion. Depletion expense for the year ended March 31, 2007 increased by $839,599 compared to depletion expenses for the year ended March 31, 2006. The major reason for this increase in depletion expense was a 38% increase in sales volume in fiscal 2007 compared to fiscal 2006. The increase in depletion expense was also attributable to the fact that we drilled additional wells, continued workover on existing wells and developed additional infrastructure during fiscal 2007.

Depreciation and Amortization. Depreciation and amortization expense for the year ended March 31, 2007 increased 28% compared to the year ended March 31, 2006. The increase resulted from purchases of fixed assets during the year.

Income from Operations. During the year ended March 31, 2007 we realized income from operations of $404,843 compared to a loss from operations of $5,949,170 during the year ended March 31, 2006. This change to income from operations during fiscal 2007 was the result of the 165% increase in revenue during fiscal 2007, which increase was only partially offset by a 29% increase in total expenses.

Other Income. During the fiscal year ended March 31, 2007 we realized total other income of $1,487,928 compared to $639,880 during the fiscal year ended March 31, 2006. This 133% increase is largely attributable to $818,844 increase in interest income we realized from funds we received from a private placement we completed in December 2005 and a $126,705 increase in exchange gain resulting from fluctuations of foreign currency rates against the U.S. Dollar. This income is partially offset by a $97,501 increase in other expenses. We anticipate the funds held in deposits and marketable securities will be used to fund our operations.

Net Income. For all of the foregoing reasons, during the year ended March 31, 2007 we realized net income of $1,039,491 or $0.02 per share compared to a net loss of $5,344,333 or $0.15 for the year ended March 31, 2006.

Liquidity and Capital Resources

Funding for our activities has historically been provided by funds raised through equity and debt financing. From inception on May 6, 2003 through March 31, 2008 we have raised approximately $94.6 million through the sale of our common stock. Additionally during the quarter ended September 30, 2007 we completed the placement of $60 million in principal amount of 5.0% convertible senior notes due in 2012.

Our need for capital is primarily to fund our ongoing operations to meet the drilling requirements of our minimum work program. For the period from inception through March 31, 2008, we have incurred capital expenditures of $183,042,971 for exploration, development and acquisition activities.

We continually evaluate our capital needs and compare them to our capital resources. We project we will need up to an additional $20 million to continue our planned exploration activities for the next twelve months. We anticipate that required financial resources will be derived from our current and future production revenues and commercial debt.

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

We granted a registration right to the Noteholders to register the Notes and the underlying shares of common stock issuable upon the conversion of the Notes (collectively, the “Covered Securities”) for resale pursuant to the Securities Act. On January 25, 2008 the SEC declared effective the shelf registration statement filed by the Company on behalf of the Noteholders registering the resale of the Covered Securities.

For additional detail regarding the Notes, including adjustments to the initial conversion price and the registration right of the Noteholders and see Note 11 to the Notes to the Consolidated Financial Statements, March 31, 2008.

The net proceeds from the Note issuance of approximately $56.2 million are being used to continue our drilling program. We anticipate that even with these funds and anticipated revenue from operations we will need to obtain additional funding to finance our operations through the end of our exploration activities in July 2009. We are currently negotiating an unsecured revolving credit facility, which we believe, when coupled with anticipated revenue from operations, will provide us sufficient capital to complete our planned exploration activities through July 2009.

In the event we are unable to obtain sufficient funding to fully explore our entire contract territory, we will forego exploration of one or more of the potential fields within the Extended Territory. The failure to explore a particular field by the end of our exploration contract would terminate our rights to explore that field in the future and would preclude us from making application for a commercial production contract for that field.

Cash Flows

During the year ended March 31, 2008 cash was primarily used to fund exploration and development expenditures. See below for additional discussion and analysis of cash flow.

	Year ended	Year ended	Year ended
	March 31,	March 31,	March 31,
	2008	2007	2006

Net cash used in operating activities	$ 49,981,194	$ 5,914,292	$ (2,281,869)
Net cash used in investing activities	$(101,454,730)	$(50,641,586)	$(16,974,592)
Net cash provided by financing activities	$ 56,539,433	$ 5,758,502	$ 60,408,561

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ 5,065,897	$(38,968,792)	$ 41,152,100

Our principal source of liquidity during the year ended March 31, 2008 was cash and cash equivalents. At March 31, 2007 cash and cash equivalents totaled approximately $12.2 million. At March 31, 2008 cash and cash equivalents had increased to approximately $17.2 million. During the year ended March 31, 2008 we spent approximately $83.6 million to fund our drilling and development activities and we received approximately $56.2 million as net proceeds from the issuance of the Notes.

While we anticipate revenue to increase in upcoming quarters as new wells are completed and put into test production, at this time we cannot predict how much our production, and correspondingly, our revenue might increase. At current production rates, we expect that we will need to seek additional debt financing if we are to drill the additional wells we need to support our claims of commercially producible reserves in each field within our contract territory by the end of the term of our exploration contract. While we are in negotiations with a party to provide us a revolving credit facility, we have not at this time executed any definitive agreements. There is no guarantee that we will be able to secure additional funding on acceptable terms, or at all.

Certain operating cash flows are denominated in local currency and are translated into U.S. dollars at the exchange rate in effect at the time of the transaction. Because of the potential for civil unrest, war and asset expropriation, some or all of these matters, which impact operating cash flow, may affect our ability to meet our short-term cash needs.

Contractual Obligations and Contingencies

The following table lists our significant commitments at March 31, 2008, excluding current liabilities as listed on our consolidated balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital Expenditure Commitment(1)	$ 8,550,000	$ 8,480,000	$ 70,000	$ -	$ -
Due to the Government of the Republic of Kazakhstan(2)	11,344,880	-	11,344,880	-	-
Liquidation Fund	3,728,531	-	3,728,531	-	-
Total	$ 23,623,411	$ 8,480,000	$15,143,411	$ -	$ -

(1)

Under the terms of our subsurface exploration contract we are required to spend a total of $48.7 million in exploration and development activities on our properties, including a minimum of $8.5 million in 2008 and $70 thousand in 2009. As of March 31, 2008, we have spent a total of $182.8 million in exploration and development activities, including $78.1 million through nine calendar months ended March 31, 2008.

(2)

In connection with our acquisition of the oil and gas exploration contract covering the ADE Block and the Extended Territory, we are required to repay the Republic of Kazakstan for historical costs incurred by it in undertaking geological and geophysical studies and infrastructure improvements. Our repayment obligation for the ADE Block is $5,994,200 and our repayment obligation for the Extended Territory is $5,350,680. The terms of repayment of these obligations, however, will not be determined until such time as we apply for and are granted commercial production rights by the Republic of Kazakhstan. Should we decide not to pursue a commercial production rights, we can relinquish the ADE Block and/or the Extended Territory to the Republic of Kazakhstan in satisfaction of their associated obligations.

Off-Balance Sheet Financing Arrangements

As of March 31, 2008, we had no off-balance sheet financing arrangements.

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

We have a stock option plan as described in Note 13. Compensation expense for options and stocks granted to employees is determined based on their fair values at the time of grant, the cost of which is recognized in the Consolidated Statements of Operations over the vesting periods of the respective options.

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

Ceiling test

Capitalized oil and gas properties are subject to a “ceiling test.” The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The test determines a limit, or ceiling, on the book value of oil and gas properties. That limit is basically the after tax present value of the future net cash flows from proved crude oil and natural gas reserves. This ceiling is compared to the net book value of the oil and gas properties reduced by any related deferred income tax liability. If the net book value reduced by the related deferred income taxes exceeds the ceiling, impairment or non-cash write down is required. Ceiling test impairment can give us a significant loss for a particular period; however, future depletion expense would be reduced.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statements No. 133”. This Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. This Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments. This Statement is effective for financial statements issued for the fiscal years and interim periods beginning after November 15, 2008. We do not anticipate this Statement will impact our consolidated financial position or consolidated results of operations and cash flows.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This Statement requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value; entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for financial statements issued for the fiscal years beginning after December 15, 2008. We do not anticipate this Statement will impact our consolidated financial position or consolidated results of operations and cash flows.

In December 2007, the FASB issued a revision of Statement No. 141, “Business Combinations.” This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. We do not anticipate this Statement will impact our consolidated financial position or consolidated results of operations and cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for financial statements issued for the fiscal years beginning after November 15, 2007. We do not anticipate this Statement will impact the our consolidated financial position or consolidated results of operations and cash flows.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the consolidated financial statements.

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

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for crude oil. Prices also affect the amount of cash flow available for capital expenditures and our ability to either borrow or raise additional capital. Price affects our ability to produce crude oil economically and to transport and market our production either through export to international markets or within Kazakhstan. Our fiscal year 2008 crude oil sales in the international export market were based on prevailing market prices at the time of sale less applicable discounts due to transportation.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the fiscal year ended March 31, 2008 there were no changes in and disagreements with our independent registered public accounting firm on accounting and financial disclosure.

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

As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

Hansen, Barnett & Maxwell, P.C. the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of our internal control over financial reporting and the effectiveness of our internal control over financial reporting as of March 31, 2008, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HANSEN, BARNETT & MAXWELL, P.C.

A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
AND
BUSINESS CONSULTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

Registered with the Public Company
Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

BMB Munai, Inc.

We have audited BMB Munai, Inc. and subsidiary’s effectiveness of  internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BMB Munai, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, BMB Munai, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of operations, stockholders’ equity, and cash flows of BMB Munai, Inc. and Subsidiary, and our report dated June 11, 2008 expressed an unqualified opinion.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

June 11, 2008

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information as of June 10, 2008 regarding the members of our board of directors and executive officers, including their ages, and all offices and positions held within the Company. Directors are elected for a period of three years and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the Board of Directors.

Name	Age	Positions with BMB	Director Since

Boris Cherdabayev	54	Chairman of the Board of Directors	November 2003
Gamal Kulumbetov	32	Chief Executive Officer
Askar Tashtitov	29	President and Director	May 2008
Sanat Kasymov	31	Chief Financial Officer(1)
Jason Kerr	36	Director	May 2008
Troy Nilson	41	Director	December 2004
Stephen Smoot	53	Director	January 2005
Leonard M. Stillman Jr.	65	Director(1)	October 2006
Valery Tolkachev	41	Director	December 2003

(1)

On May 21, 2008 we announced that Sanat Kasymov will resign as Chief Financial Officer following completion and filing of this annual report. Mr. Kasymov will continue to work for the Company as the director of our representative office in Almaty, Kazakhstan. Upon effectiveness of Mr. Kasymov’s resignation, Leonard Stillman, a Company Director will serve as our interim Chief Financial Officer until a permanent replacement candidate is selected.

A brief description of the background and business experience of each of the above listed individuals follows:

Boris Cherdabayev. Mr. Cherdabayev joined BMB Holding, Inc., and assumed his current position in May 2003. From May 2000 to May 2003, Mr. Cherdabayev served as Director at LLP TengizChevroil, LLP a multinational oil and gas company owned by Chevron, ExxonMobil, KazMunayGas and LukOil. From 1998 to May 2000, Mr. Cherdabayev served as a member of the Board of Directors, Vice-President of Exploration and Production and Executive Director on Services Projects Development for NOC “Kazakhoil”, an oil and gas exploration and production company. From 1983 to 1988, and from 1994 to 1998 he served as a people’s representative at Novouzen City Council (Kazakhstan); he served as a people’s representative at Mangistau Oblast Maslikhat (regional level legislative structure) and a Chairman of the Committee on Law and Order. For his achievements Mr. Cherdabayev has been awarded with a national “Kurmet” order. Mr. Cherdabayev earned an engineering degree from the Ufa Oil & Gas Institute, with a specialization in “machinery and equipment of oil and gas fields” in 1976. Mr. Cherdabayev also earned an engineering degree from Kazakh Polytechnic Institute, with a specialization in “mining engineer on oil and gas fields’ development.” During his career he also completed an English language program in the USA, the CHAMP Program (Chevron Advanced Management Program) at Chevron Corporation offices in San-Francisco, CA, USA, and the CSEP Program (Columbia Senior Executive Program) at Columbia University, New York, NY USA. Mr. Cherdabayev is not a director or nominee of any other SEC reporting issuer.

Gamal Kulumbetov. Mr. Kulumbetov graduated from the Kazakh National Technical University, Department of Oil and Gas Geology located in Almaty, Kazakhstan in 1997 where he was awarded a Bachelors degree in Geology. Mr. Kulumbetov is now in the process of completing a Ph.D. from the same university. Since graduating in 1997 Mr. Kulumbetov has completed various oil and gas and geological trainings from Japan National Oil Corporation, MI Drilling Fluids LLC of Germany, Chevron Texaco of Houston, Petroleum Industry Training Center of Almaty, Kazakhstan, and Ernst & Young Company of Almaty, Kazakhstan. In 2000 Mr. Kulumbetov was employed by Halliburton as a Surface Data Logging Engineer. From 2001 through April 2005 Mr. Kulumbetov was employed by LLP TengizChevroil (“TCO”) as the Deputy Manager of the TCO Fields Development Project. From April 2005 to December 2005 Mr. Kulumbetov was employed at Big Sky Energy Corporation as Chief Geologist. Mr. Kulumbetov joined BMB Munai, Inc. as a Vice President of Operations in December of 2005 and has served as CEO since August 2007. Mr. Kulumbetov is not a director or nominee of any SEC reporting issuer.

Askar Tashtitov. Mr. Tashtitov has been with the Company since 2004 and has served as President since 2006 and as a Director since May 2008. Prior to joining the Company, from 2002 to 2004, Mr. Tashtitov was employed by PA Government Services, Inc. Mr. Tashtitov worked as a management consultant specializing in oil and gas projects. In May 2002, Mr. Tashtitov earned a Bachelor of Arts degree from Yale University majoring in Economics and History. Mr. Tashtitov passed the AICPA Uniform CPA Examination in August, 2006. Mr. Tashtitov is not a director or nominee of any other SEC reporting issuer.

Sanat Kasymov. Mr. Kasymov graduated from Istanbul University of Istanbul, Turkey in 1998 where he was awarded a Bachelors degree in Economics with an emphasis in International Relations. In 2003, Mr. Kasymov passed the AICPA Uniform CPA Examination. From April 1999 through December 2001 Mr. Kasymov was employed as the Chief Specialist of the Corporate Relations Department of Demir Kazakhstan Bank. From December of 2001 through 2004 Mr. Kasymov was employed at Deloitte & Touche as a Senior Auditor where he became proficient in the application of both international and national accounting (IAS/ US GAAP) and auditing standards (ISA/ US GAAS). From February 2005 to January 2006, when he was appointed as the Company’s Chief Financial Officer, Mr. Kasymov served as the Financial Manager of BMB Munai, Inc. Mr. Kasymov is not a director or nominee of any SEC reporting issuer.

Jason Kerr. Mr. Kerr graduated from the University of Utah in 1995 with a Bachelors of Science degree in Economics and in 1998 with a Juris Doctor from the same university where he was named the William H. Leary Scholar. Since 2006 Mr. Kerr has been the associate general counsel of Basic Research, LLC, concentrating in intellectual property litigation. Prior to joining Basic Research, Mr. Kerr was a partner with the law firm of Plant, Christensen & Kanell in Salt Lake City, Utah. Mr. Kerr was employed with Plant, Christensen & Kanell from 1996 through 2001 and from 2004 to 2006. From 2001 through 2004 Mr. Kerr was employed as a commercial litigator with the Las Vegas office of Lewis and Roca. Mr. Kerr is not a nominee or director of any other SEC reporting issuer.

Troy F. Nilson, CPA. Since February 2001, Mr. Nilson has served as an Audit Partner with Chisholm, Bierwolf & Nilson, Certified Public Accountants, in Bountiful, Utah. From December 2000 to February 2001, he served as an Audit Manager for Crouch, Bierwolf & Associates, Certified Public Accountants, in Salt Lake City, Utah. Prior to that time, Mr. Nilson served as the Senior Auditor for Intermountain Power Agency in Salt Lake City, Utah from March 1995 to December 2000. In the past five years, Mr. Nilson has had extensive public and private company audit, audit review and Securities and Exchange Commission disclosure and reporting experience. Mr. Nilson received licensure as a Certified Public Accountant in 1997. Mr. Nilson earned a Masters of Science Degree in Business Information Systems from Utah State University in December 1992, and a Bachelor of Science in Accounting from Utah State University in August 1990. Mr. Nilson is not a director or nominee of any other SEC reporting issuer.

Stephen Smoot. During the past five years Mr. Smoot has been self-employed as a consultant in the area of foreign technology development and transfer. Mr. Smoot assisted in forming Caspian Service Group Limited, a wholly-owned subsidiary of Caspian Services, Inc., formerly EMPS Corporation, in December 1999, and served as President of Caspian Services from inception until February 2002. Mr. Smoot served as the Interim President of EMPS Corporation from June 2004 until December 2004. Mr. Smoot is not a director or nominee of any other SEC reporting issuer.

Leonard M. Stillman Jr. Mr. Stillman received his Bachelor of Science in mathematics from Brigham Young University and Master of Business Administration from the University of Utah. He began his career in 1963 with Sperry UNIVAC as a programmer developing the trajectory analysis software for the Sergeant Missile system. Mr. Stillman spent many years as a designer and teacher of computer language classes at Brigham Young University, where he developed applications for the Administrative Department including the school’s first automated teacher evaluation system. During that time, he was also a Vice-President of Research and Development for Automated Industrial Data Systems, Inc and the Owner of World Data Systems Company, which provided computerized payroll services for companies such as Boise Cascade. Mr. Stillman has over 35 years of extensive business expertise including strategic planning, venture capital financing, budgeting, manufacturing planning, cost controls, personnel management, quality planning and management, and the development of standards, policies and procedures. He has extensive skills in the design and development of computer software systems and computer evaluation. Mr. Stillman is a Co-Founder of Stillman George, Inc., where he is primarily responsible for managing information, technical development and financial analysis projects and development as well as involved in general company management and consulting activities.  The company consolidates a broad variety of skills from a growing group of business professionals to provide needed support in finance, marketing, management, sales, planning, product development and more to businesses worldwide. Mr. Stillman is not a director or nominee of any other SEC reporting issuer.

Valery Tolkachev. Since 1999, Mr. Tolkachev has been employed with UniCreditAton in Moscow, Russia, where he currently serves as the Managing Director, Capital Markets. From 1991 to 1999, Mr. Tolkachev served in various positions with various employers including, MDM Bank, InkomBank, InkomCapital and others. Mr. Tolkachev graduated with Honors from the High Military School in Kiev, USSR in 1989. In 2005 he completed his studies at the Academy of National Economy, as a qualified lawyer. Mr. Tolkachev also serves as a director of Caspian Services, Inc., and Bekem Metals, Inc. Both are SEC reporting issuers.

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

Committees of the Board of Directors

Audit Committee

Our board of directors has established an audit committee, whose principal functions are to assist the board in the selection, review and oversight of our independent registered public accounting firm, the approval of all audit, review and attest services provided by the independent registered public accounting firm, the integrity of our reporting practices and the evaluation of our internal controls and accounting procedures and to resolve disagreements between management and the independent registered public accountants regarding financial reporting. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm and to approve the compensation paid to our independent registered public accounting firm. The audit committee is responsible for the pre-approval of all non-audit services provided by its independent auditors. Non-audit services are only provided by our independent accountants to the extent permitted by law. The audit committee is comprised of three independent directors, Troy Nilson, Stephen Smoot and Jason Kerr, with Mr. Nilson acting as chairman. Our board of directors has determined that Mr. Nilson qualifies as an “audit committee financial expert” under the rules of the SEC adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002. Our board of directors has also determined that Mr. Nilson, Mr. Smoot and Mr. Kerr each qualify as “independent” in accordance with the applicable regulations adopted by the SEC and American Stock Exchange.

Report of the Audit Committee of the Board of Directors

June 16, 2008

To the Board of Directors of BMB Munai, Inc.:

We have reviewed and discussed with management the audited consolidated financial statements of BMB Munai, Inc. (the “Company”) as of and for the year ended March 31, 2008.

We have discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants and Public Company Accounting Oversight Board.

We have received and reviewed the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and have discussed with the independent accountants their independence.

Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the audited financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 for filing with the Securities and Exchange Commission.

SUBMITTED BY THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS:

Troy Nilson, Chairman

Stephen Smoot

Jason Kerr

Our board of directors has also established a compensation committee. The principal functions of the compensation committee are to:

•	make recommendations regarding compensation of the Company’s officers;
•	provide oversight and guidance for compensation and benefit programs for all employees of the Company;
•	review and recommend compensation plans, policies, benefit programs and incentive plans to the full board of directors;
•	approve individual executive officers’ compensation; and
•	prepare the report on executive compensation required to be included in our annual proxy statement.

Our compensation committee is comprised of three directors consisting of Troy Nilson, Valery Tolkachev and Stephen Smoot. Our board of directors has determined that Mr. Tolkachev qualifies as “independent” in accordance with the applicable regulations adopted by the SEC and the American Stock Exchange. Compensation for all other officers is also recommended to the board for determination, by the compensation committee.

We have adopted a corporate governance and nominating committee charter, which is staffed by all of the independent members of our board of directors. In general, when the board determines that expansion of the board or replacement of a director is necessary or appropriate, the independent directors will review, through candidate interviews with members of the other members of the board and management, consult with the candidate’s associates and through other means determine a candidate’s honesty, integrity, reputation in and commitment to the community, judgment, personality and thinking style, residence, willingness to devote the necessary time, potential conflicts of interest, independence, understanding of financial statements and issues, and the willingness and ability to engage in meaningful and constructive discussion regarding Company issues. The independent directors review any special expertise, for example, that qualifies a person as an audit committee financial expert, membership or influence in a particular geographic or business target market, or other relevant business experience. To date we have not paid any fee to any third-party to identify or evaluate, or to assist it in identifying or evaluating, potential director candidates.

The independent directors may consider director candidates nominated by shareholders during such times as the Company is actively considering obtaining new directors. Candidates recommended by shareholders will be evaluated based on the same criteria described above. Shareholders desiring to suggest a candidate for consideration should send a letter to the Company’s Secretary and include:

•	a statement that the writer is a shareholder (providing evidence if the person's shares are held in street name) and is proposing a candidate for consideration;
•	the name and contact information for the candidate;
•	a statement of the candidate’s business and educational experience;
•	information regarding the candidate’s qualifications to be director, including but not limited to an evaluation of the factors discussed above which the board would consider in evaluating a candidate;
•	information regarding any relationship or understanding between the proposing shareholder and the candidate;
•	information regarding potential conflicts of interest; and
•	a statement that the candidate is willing to be considered and willing to serve as director if nominated and elected.

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

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us during its most recent fiscal year, it appears that in December 2007 Askar Tashtitov and in February 2008 Sanat Kasymov inadvertently failed to timely file Form 4s when the final part of their restricted stock grant made pursuant to our 2004 Stock Incentive Plan vested. In December 2007 Boris Cherdabayev filed a Form 4 covering the sale of shares of common stock one day late.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive, financial and accounting officers and persons performing similar duties. The Code is designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure and compliance with applicable governmental laws, rules and regulations. It is also designed to encourage prompt internal reporting of violations of the Code to an appropriate person and provides for accountability for adherence to the Code. A copy of our Code of Ethics has been posted on our website and may be viewed at www.bmbmunai.com. A copy of the Code of Ethics will be provided to any person without charge upon written request to our Corporate Secretary at our U.S. offices, 324 South 400 West, Suite 225, Salt Lake City, Utah 84101.

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

We do not have any formal or informal policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, we determine subjectively on a case-by-case basis the appropriate level and mix of the various compensation components.

Base salaries

Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our executives. Base salaries for our executives typically have been set in our offer letter to the executive at the outset of employment. Under the terms of our employment agreements, consistent with our executive compensation program objectives, base salaries for our executives, together with other components of compensation, may be evaluated by our compensation committee for adjustment based on an assessment of an executive’s performance and compensation trends in our industry.

Cash bonuses

We use cash bonuses to incentivized our employees. Our compensation committee has the discretion to award cash bonuses based on our financial performance and individual objectives. The corporate financial performance measures, which have typically been developed by our board of directors, are given the greatest weight in this bonus analysis. During fiscal 2008 the named executive officers were awarded cash bonuses.

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

In determining the size of equity grants to our executives, our compensation committee and board of directors have considered comparative share ownership of executives in our compensation peer group, the Company’s performance, the applicable executive’s performance, the amount of equity previously awarded to the executive, the vesting of such awards and the recommendations of management.

Grants of equity awards, including those to executives, are all approved by our compensation committee and the board of directors and generally are granted based on the fair market value of our common stock. In the past, vesting of equity awards has varied from immediate vesting to vesting of periods ranging from three to five years depending on the purpose of the award. When we made equity awards that vested immediately, they were typically in recognition of services already rendered or goals already accomplished. Since fiscal 2007, the compensation committee has moved to tie the vesting of equity awards to the realization of certain Company goals.

Generally, our compensation committee meets annually to review our executive compensation program objectives and make recommendations to our board of directors regarding equity awards and  incentives to retain employees. We do not have a program, plan or practice of selecting grant dates for equity compensation to our executive officers in coordination with the release of material non-public information. Equity award grants are made from time to time in the discretion of our compensation committee consistent with our executive compensation program objectives. Our compensation committee did not determine or propose equity incentive awards during the 2008 fiscal year.

Benefits and other compensation

Under the terms of their employment contracts, our named executive officers are permitted to participate in such pension, profit sharing, bonus, life insurance, hospitalization, major medical and other employee benefit plans as may be in effect from time to time to the extent the executive is eligible under the terms of such plans.

Under the employment agreements with our named executive officers, we agree to pay all taxes and dues under applicable laws of Kazakhstan for our named executive officers including income and social taxes and government pension fund payments.

Social tax

We make payments of mandatory social tax in an amount ranging from 5% to 13% of employee wages. These costs are recorded in the period when they are incurred and presented as salary related tax expense in the income statement.

Pension fund payment

In accordance with the legislative requirements of the Republic of Kazakhstan during 2008 we were required to pay into an employee pension fund an amount equivalent to 10% of each employee’s wages, up to a maximum of $700 per month. Pension fund payments are withheld from employees’ salaries and included with other salary costs in the income statement. We do not have any other liabilities related to any supplementary pensions, post retirement health care, insurance benefits or retirement indemnities.

Summary Compensation Table

The table below summarizes compensation paid to or earned by our Chief Executive Officer, our Chief Financial Officer and our other most highly compensated executive officers, who we refer to collectively as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compen-sation ($)	Total ($)

Boris Cherdabayev	2008	263,184	20,000	-0-	-0-	73,123	356,307
Formed CEO and	2007	264,960	20,000	560,000	409,010	109,433	1,363,403
Director (1)	2006	310,502	-0-	901,284	824,615	96,083	2,132,484

Gamal Kulumbetov	2008	148,066	10,000	-0-	-0-	48,162	206,228
CEO and COO (2)	2007	67,500	5,000	280,000	-0-	32,969	385,469
	2006	5,000	-0-	-0-	-0-	6,689	11,689

Sanat Kasymov	2008	138,282	10,000	-0-	-0-	41,343	189,625
CFO(3)	2007	110,560	8,000	327,500	-0-	48,256	494,316
	2006	105,574	-0-	95,000	-0-	34,604	235,178

Askar Tashtitov	2008	138,153	10,000	-0-	-0-	44,292	192,445
President and Director(4)	2007	72,099	5,000	327,500	-0-	33,244	437,843

(1)

Mr. Cherdabayev resigned as CEO of the Company in August 2007. Mr. Cherdabayev continues to serve as the Chairman of the board of directors. Mr. Cherdabayev’s compensation presented in the chart above is for the full fiscal year 2008.

(2)	Mr. Kulumbetov was appointed CEO in August 2007. He joined the Company as COO in February 2006. Mr. Kulumbetov’s compensation for 2006 presented in the chart above is for less than two months.
(3)	Mr. Kasymov joined the Company as CFO in January 2006. Mr. Kasymov’s compensation for 2006 presented in the chart above is for only less than three months.
(4)

Mr. Tashtitov was appointed President in May 2006. Prior to that time he was a financial analyst for the Company. Mr. Tashtitov’s compensation for 2007 presented in the chart above is for the full 2007 fiscal year.

All Other Compensation

The table below provides additional information regarding “all other compensation” awarded to the named executive officers as disclosed in the “All Other Compensation” column of the “Summary Compensation Table for Fiscal Year 2008” above.

Name		Income Tax	Social Tax	Health Insurance	Pension Fund	Fitness Club Membership

Boris Cherdabayev	2008	$ 38,900	$ 26,024	$ -0-	$ 7,457	$ 742
	2007	68,920	28,974	-0-	6,833	4,706
	2006	63,817	24,450	1,328	6,488	-0-

Gamal Kulumbetov	2008	$ 22,861	$ 15,161	$ 283	$ 7,457	$ 2,400
	2007	14,609	9,391	243	6,699	2,027
	2006	2,299	2,272	59	1,870	189

Sanat Kasymov	2008	$ 17,403	$ 13,800	$ 283	$ 7,457	$ 2,400
	2007	26,321	12,645	235	6,833	2,222
	2006	18,093	9,695	139	6,488	189

Askar Tashtitov	2008	$ 19,931	$ 14,221	$ 283	$ 7,457	$ 2,400
	2007	15,077	9,221	235	6,685	2,026

Employment Agreements

We have employment agreements with each of our named executive officers.

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

Under the agreements, salary is reviewable no less frequently than annually and may be adjusted up or down by the compensation committee in its sole discretion, but may not be adjusted below the initial annual salary amount listed in the agreement. The agreements provide that each of the officers is entitled to participate in such pension, profit sharing, bonus, life insurance, hospitalization, major medical and other employee benefit plans of the company that may be in effect from time to time, to the extent the individual is eligible under the terms of those plans. The agreements provide that each officer is eligible at the discretion of the compensation committee and the board of directors to receive performance bonuses. Each officer is entitled to 28 days vacation in accordance with the vacation policies of the Company, as well as paid holidays and other paid leave set forth in the Company’s policies. There is no accrual of vacation days and holidays.

The agreements and, as detailed below, all obligations thereunder may be terminated upon the occurrence of the following events: i) death, ii) disability; iii) for cause immediately upon notice from the Company or at such time as indicated by the Company in said notice; iv) for good reason upon not less than 30 days notice from an officer to the Company; v) an extraordinary event, unless otherwise agreed in writing.

Under the agreements the named executive officer may be deemed disabled if for physical or mental reasons he is unable to perform his duties for 120 consecutive days or 180 days during any 12 month period. Such disability will be determined by a jointly agreed upon medical doctor.

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

“Good reason” under the agreements may mean any of the following: i) a material breach of the employment agreement; ii) assignment of the officer without his consent to a position of lesser status or degree of responsibility.; iii) relocation of the Company’s principal executive offices outside the Republic of Kazakhstan; iv) if the Company requires the officer to be based somewhere other than principal executive offices of the Company without the officer’s consent.

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

All benefits terminate on the date of termination. The named executive officer shall be entitled to accrued benefits. In accordance with local Kazakh legislation, a Kazakhstan-based officer would also be entitled to compensation for unused vacation, holiday, sick leave or other leave.

Grants of Plan-Based Awards Table for Fiscal Year 2008

During fiscal 2008 we made no grants of plan-based awards to any of the named executive officers.

Outstanding Equity Awards at Fiscal Year End Table for Fiscal Year End 2008

The following table sets forth information regarding the outstanding stock options held by our named executive officers as of March 31, 2008.

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
(2)

These stock grants will vest to the grantees at such time as either of the following events occurs (the “Vesting Events”): i) the Company is granted a commercial production license from the Republic of Kazakhstan; or ii) the occurrence of an Extraordinary Event. An “Extraordinary Event” is defined in the restricted stock agreement as any consolidation or merger of the Company or any of its subsidiaries with another person, or any acquisition of the Company or any of its subsidiaries by any person or group of persons, acting in concert, equal to thirty percent (30%) or more of the outstanding stock of the Company or any of its subsidiaries, or the sale of all or substantially all of the assets of the Company or any of its subsidiaries.

Option Exercises and Stock Vested for Fiscal Year 2008

The following table sets forth the number of shares acquired pursuant to the exercise of stock options by, and the number of restricted stock awards that vested for, our named executive officers during fiscal 2008 and the aggregate dollar amount realized by our named executive officers upon exercise of options.

	Option awards		Stock awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Boris Cherdabayev	-0-	-0-	-0-	-0-
Sanat Kasymov	-0-	-0-	10,000	47,500
Gamal Kulumbetov	-0-	-0-	-0-	-0-
Askar Tashtitov	-0-	-0-	10,000	47,500

Compensation of Directors

We use a combination of cash and equity-based compensation to attract and retain candidates to serve on our board of directors. We compensate the independent members of our board of directors.

Meeting Fees

Independent members of the board of directors are paid a $25,000 stipend per year, plus $1,000 for each directors meeting attended in person, plus airfare and hotel expenses.

Equity Compensation

We do not currently have a fixed plan for the award of equity compensation to our non-employee directors. Equity compensation of independent directors, if any, is typically recommended by the compensation committee or management and is subject to approval of the full board of directors. All equity grants to directors are granted at a price equal to the fair market value of our common stock on the date of the grant. We anticipate that the vesting, exercise date and expiration date of future grants will vary.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our non-employee directors for services on our board during our 2008 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)(1)	Total ($)

Troy Nilson	25,000	-0-	-0-	-0-	-0-	1,000	26,000
Stephen Smoot	17,400	-0-	-0-	-0-	-0-	-0-	17,400
Valery Tolkachev	25,000	-0-	-0-	-0-	-0-	1,000	26,000
Leonard Stillman	25,000	-0-	-0-	-0-	-0-	1,000	26,000

(1)	Fee paid for in person attendance at our annual meeting of stockholders in July 2007.

Compensation Committee Interlocks and Insider Participation

Mr. Nilson, Mr. Smoot and Mr. Tolkachev served on our compensation committee during the entire 2008 fiscal year. No member of our compensation committee during fiscal 2008 is or was formerly an officer or employee of the Company or any of its subsidiaries. No interlocking relationship exists between any member of our compensation committee and the compensation committee of any other company, nor has any such interlocking relationship existed in the past.

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

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Troy Nilson, Chairman Stephen Smoot Valery Tolkachev

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

The following table sets forth as of June 10, 2008, the name and the number of shares of our common stock, par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 44,784,134 outstanding shares of our common stock, and the name and shareholdings of each director and of all executive officers and directors as a group.

Type of Security	Name and Address	Amount & Nature of Beneficial Ownership	% of Class

Common	Bakhytbek Baiseitov	4,267,177(1)	9.5%(8)
100 Shevchenko Street
Almaty, Kazakhstan 480072

Common	Boris Cherdabayev	6,228,983(2)	13.7%(8)
202 Dostyk Ave, 4th Floor
Almaty, Kazakhstan 050051

Common	Sanat Kasymov	140,000(3)	*
202 Dostyk Ave, 4th Floor
Almaty, Kazakhstan 050051

Common	Jason Kerr	0	*
1038 South 750 East
Kaysville, Utah 84037

Common	Gamal Kulumbetov	100,000(4)	*
	202 Dostyk Ave, 4th Floor
	Almaty, Kazakhstan 050051

Common	Troy Nilson	10,000	*
	533 West 2600 South #250
	Bountiful, Utah 84010

Common	Stephen Smoot	0	*
	875 Donner Way, Suite 705
	Salt Lake City, Utah 84108

Common	Leonard Stillman	0	*
	5794 West Poll
	Mountain Green, Utah 84050

Common	Askar Tashtitov	110,000(5)	*
	202 Dostyk Ave, 4th Floor
	Almaty, Kazakhstan 050051

Common	Valery Tolkachev	200,000(6)	*(8)
	27/6 Pokrovka St., Building 6
	Moscow, Russia 105062

Common	Toleush Tolmakov	2,900,365(7)	6.5%
	Daulet village, oil storage depot
	Aktau, Kazakhstan 466200

Officers, Directors and Nominees
as a Group: (9 persons)		6,788,983	14.9%(8)

* Less than 1%.

(1)

Mr. Baiseitov holds 1,714,286 shares in his own name and 2,552,891 shares in the name of MB-Invest LLC, a Kazakhstan limited company, in which Mr. Baiseitov holds a 100% interest and therefore may be deemed to have voting and investment power over the shares held by MB-Invest LLC.

(2)

The shares attributed to Mr. Cherdabayev include 2,106,126 shares held of record by Westfall Group Limited FBO Boris Cherdabayev, immediately exercisable options held by Mr. Cherdabayev to acquire 560,256 shares of our common stock and 3,562,601 shares held of record by Mr. Cherdabayev. The investment power and pecuniary interest in 150,000 of the shares held of record by Mr. Cherdabayev, have not yet vested to Mr. Cherdabayev and will not vest until the occurrence of a vesting event as discussed in Item 5 above. Mr. Cherdabayev does, however, currently hold the voting rights over these shares.

(3)

The shares attributable to Mr. Kasymov include 100,000 shares over which he currently holds voting rights, but the investment power and pecuniary interest in these shares have not yet vested to Mr. Kasymov and will not vest until the occurrence of a vesting event as discussed in Item 5 above.

(4)

Mr. Kulumbetov currently holds voting rights over these 100,000 shares, but the investment power and pecuniary interest in these shares have not yet vested to Mr. Kulumbetov and will not vest until the occurrence of a vesting event as discussed in Item 5 above.

(5)

The shares attributable to Mr. Tashtitov include 100,000 shares over which he currently holds voting rights, but the investment power and pecuniary interest in these shares have not yet vested to Mr. Tashtitov and will not vest until the occurrence of a vesting event as discussed in Item 5 above.

(6)	The shares attributed to Mr. Tolkachev include 81,579 shares of common stock held of record by Mr. Tolkachev and immediately exercisable options to acquire 118,421 shares of our common stock.
(7)

The shares attributable to Mr. Tolmakov include 100,000 shares over which he currently holds voting rights, but the investment power and pecuniary interest in these shares have not yet vested to Mr. Tolmakov and will not vest until the occurrence of a vesting event as discussed in Item 5 above.

(8)	The percentages reflect the increase in the number of common shares that would be issued in connection with the exercise of outstanding options.

Messers. Kasymov, Kulumbetov and Tashtitov are officers of the Company. Mr. Tolmakov is an officer of the Company’s wholly-owned subsidiary, Emir Oil, LLP. Messers. Cherdabayev, Kerr, Nilson, Smoot, Stillman, Tashtitov and Tolkachev are directors of the Company.

Item 13. Certain Relationships and Related Transactions and Director Independence

During 2008, 2007 and 2006 we leased land, oil storage facilities and office and warehouse space in Aktau, Kazakhstan from Term Oil LLC. We expect to continue to lease these facilities for the full term of our agreement with Term Oil LLC, which expires on December 31, 2009. During the fiscal years ended March 31, 2008, 2007 and 2006 we paid Term Oil $254,427, $203,686 and $276,055, respectively for the use of these facilities. Toleush Tolmakov, a BMB shareholder and the director of Emir Oil, is the sole owner of Term Oil.

In accordance with the written policy adopted by our board of directors and the American Stock Exchange listing standards, our audit committee is charged with monitoring and reviewing issues involving potential conflicts of interests and reviewing and approving all related party transactions. In general, for purposes of the Company’s written policy, a related party transaction is a transaction, or a material amendment to any such transaction, involving a related party and the Company involving $120,000 or more. Our policy requires the audit committee to review and approve related party transactions. In reviewing and approving any related party transaction or material amendment to any such transaction, the audit committee must satisfy itself that it has been fully informed as to the related party’s relationship to the Company and interest in the transaction and as to the material facts of the transaction, and must determine that the related party transaction is fair to the Company.

Director Independence

The board of directors has determined that Boris Cherdabayev the Chairman of our board of directors and Askar Tashtitov, our Company president would not be considered “independent directors” as that term is defined in the listing standards of the American Stock Exchange. The board of directors has further determined that Leonard Stillman, who will become our interim CFO upon the effectiveness of the resignation of our current CFO, will also no longer be considered independent upon his appointment as interim CFO. The board of directors has determined that the other four members of our board are “independent directors” as that term is defined in the listing standards of the American Stock Exchange. Such independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, as further required by the American Stock Exchange listing standards, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14. Principal Accounting Fees and Services

On February 21, 2007, the audit committee of our board of directors terminated the engagement of BDO Kazakhstanaudit, who had served as our independent registered public accounting firm since February 2004. On February 21, 2007, we engaged Hansen, Barnett & Maxwell, Certified Public Accountants to serve as our independent registered public accounting firm.

Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell P.C. and BDO Kazakhstanaudit for the years ended March 31, 2008 and 2007 were:

	Fiscal 2008	Fiscal 2007

Audit	$246,920	$168,645
Audit related	-	-
Tax	6,329	-
All other	-	-
Total	$253,249	$168,645

Audit Fees. Audit fees were for professional services rendered in connection with the audit of the financial statements included in our annual report on Form 10-K and review of the financial statements included in our quarterly reports of Form 10-Q and for services normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements and fees for Sarbanes-Oxley 404 audit work.

Tax Fees. Hansen Barnett & Maxwell billed us an aggregate of $6,329 for professional services rendered for tax compliance, tax advice and tax planning within the United States for the fiscal year ended March 31, 2008.

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

The Audit Committee has determined that the provision of services by Hansen, Barnett & Maxwell described above are compatible with maintaining Hansen, Barnett & Maxwell’s independence as our independent registered public accounting firm.

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are included as part of this report:

Exhibit 12.1	Computation of Earnings to Fixed Charges
Exhibit 21.1	Subsidiaries
Exhibit 23.1	Consent of Chapman Petroleum Engineering Ltd.,
Independent Petroleum Engineers
Exhibit 23.2	Consent of Hansen, Barnett & Maxwell, P.C., Independent Registered Public Accounting Firm
Exhibit 23.3	Consent of BDO Kazakhstanaudit LLP, Independent Registered Public Accounting Firm
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Financial Officer Pursuant
to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.

BMB MUNAI, INC.

Date: June 16, 2008	/s/ Gamal Kulumbetov
Gamal Kulumbetov
Chief Executive Officer

Date: June 16, 2008	/s/ Sanat Kasymov
Sanat Kasymov
Chief Financial Officer

Date: June 16, 2008	/s/ Boris Cherdabayev
Boris Cherdabayev
Director

Date: June 16, 2008	/s/ Jason Kerr
Jason Kerr
Director

Date: June 16, 2008	/s/ Troy Nilson
Troy Nilson
Director

Date: June 16, 2008	/s/ Stephen Smoot
Stephen Smoot
Director

Date: June 16, 2008	/s/ Leonard Stillman
Leonard Stillman
Director

Date: June 16, 2008	/s/ Askar Tashtitov
Askar Tashtitov
Director

Date: June 16, 2008	/s/ Valery Tolkachev
Valery Tolkachev
Director

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006

HANSEN, BARNETT & MAXWELL, P.C.

A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
AND
BUSINESS CONSULTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

Registered with the Public Company
Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

BMB Munai, Inc.

We have audited the accompanying consolidated balance sheets of BMB Munai, Inc. and subsidiary as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2008. BMB Munai, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BMB Munai, Inc. and subsidiary as of March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BMB Munai, Inc.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 11, 2008 expressed an unqualified opinion.

As discussed in Note 2, the accompanying consolidated balance sheet as of March 31, 2007 and consolidated statement of cash flows for the year ended March 31, 2007 have been restated for the effects of correcting the classification of inventories for oil and gas projects and prepayments for materials used in oil and gas projects as of March 31, 2007.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

June 11, 2008

BDO KAZAKHSTANAUDIT, LLP

56A building, 6 mcr,

Almaty City, 050036 Kazakhstan

Phone (727) 228-1401

Fax (727) 298-2709

www.bdo.kz

Registered with the Public Company
Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

BMB Munai, Inc.

We have audited the accompanying consolidated balance sheets of BMB Munai, Inc. as of March 31, 2006 and of March 31, 2005, and the related consolidated statements of loss, shareholders' equity, and cash flows for the year ended March 31, 2006 and of March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 2, the accompanying consolidated statement of cash flows for the year ended March 31, 2006 have been restated for the effects of correcting the classification of inventories for oil and gas projects and prepayments for materials used in oil and gas projects as of March 31, 2006.

/s/ BDO Kazakhstanaudit, LLP

June 26, 2006, except for Note 2, which date is as of June 11, 2008.

Almaty, Kazakhstan

BMB MUNAI, INC.

CONSOLIDATED BALANCE SHEETS

	Notes	March 31, 2008	March 31, 2007
			(Restated)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$ 17,238,837	$ 12,172,940
Trade accounts receivable		5,865,712	3,994,662
Prepaid expenses and other assets, net	4	3,415,261	2,060,024
Total current assets		26,519,810	18,227,626

LONG TERM ASSETS
Oil and gas properties, full cost method, net	5	183,042,971	104,187,568
Inventories for oil and gas projects	6	11,008,898	10,334,696
Prepayments for materials used in oil and gas projects		11,893,451	1,409,213
Other fixed assets, net	7	3,134,090	1,519,123
Construction in progress	8	7,261,561	4,463,063
Long term VAT recoverable	9	8,106,397	4,351,059
Bond issue cost		3,248,218	-
Restricted cash	10	622,697	303,697
Total long term assets		228,318,283	126,568,419

TOTAL ASSETS		$254,838,093	$ 144,796,045

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$ 21,374,723	$ 8,542,052
Taxes payable		906,909	324,053
Accrued interest expense		641,667	-
Accrued liabilities and other payables		302,161	254,194
Total current liabilities		23,225,460	9,120,299

LONG TERM LIABILITIES
Convertible notes issued	11	60,535,455	-
Liquidation fund	12	3,728,531	2,165,829
Deferred taxes	13	7,544,716	7,948,297
Total long term liabilities		71,808,702	10,114,126

COMMITMENTS AND CONTINGENCIES	18	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized;
no shares issued or outstanding	14	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized
44,784,134 and 44,690,657 shares outstanding, respectively	14	44,784	44,691
Additional paid in capital	14	136,353,520	133,721,865
Retained earnings / (Accumulated deficit)		23,405,627	(8,204,936)
Total shareholders’ equity		159,803,931	125,561,620

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 254,838,093	$ 144,796,045

See notes to the consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Notes	Year ended March 31, 2008	Year ended March 31, 2007	Year ended March 31, 2006

REVENUES	15	$ 60,196,626	$ 15,785,784	$ 5,956,731

COSTS AND OPERATING EXPENSES
Oil and gas operating		5,515,403	2,272,251	875,319
General and administrative		14,747,754	10,757,727	9,724,597
Depletion		9,419,655	2,006,834	1,167,235
Amortization and depreciation		239,155	170,610	133,148
Accretion expense		254,572	173,519	5,602
Total costs and operating expenses		30,176,539	15,380,941	11,905,901

INCOME/(LOSS) FROM OPERATIONS		30,020,087	404,843	(5,949,170)

OTHER INCOME / (EXPENSE)
Foreign exchange gain / (loss), net		47,362	113,158	(13,547)
Interest income		1,257,666	1,490,381	671,537
Other expense, net		(118,133)	(115,611)	(18,110)
Total other income		1,186,895	1,487,928	639,880

INCOME/(LOSS) BEFORE INCOME TAXES		31,206,982	1,892,771	(5,309,290)

INCOME TAX BENEFIT / (EXPENSE)	13	403,581	(853,280)	(35,043)
NET INCOME/(LOSS)		$ 31,610,563	$ 1,039,491	$ (5,344,333)

BASIC NET INCOME / (LOSS) PER COMMON SHARE	16	$ 0.71	$ 0.02	$ (0.15)
DILUTED NET INCOME / (LOSS) PER COMMON SHARE	16	$ 0.70	$ 0.02	$ (0.15)

See notes to the consolidated financial statements.

BMB MUNAI, INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Common Stock		Additional paid-in	(Accumulated deficit)/ Retained
	Notes	Shares	Amount	capital	earnings	Total

At March 31, 2005		30,513,761	$ 30,514	$ 58,460,520	$ (3,900,094)	$ 54,590,940

Common stock issued in private placements	14	10,267,667	10,268	57,400,624	-	57,410,892
Options and warrants exercised	14	902,514	902	2,996,767	-	2,997,669
Stock grants and stock options issued	14	539,743	540	4,973,096	-	4,973,636
Net loss for the year		-	-	-	(5,344,333)	(5,344,333)
At March 31, 2006		42,223,685	$ 42,224	$ 123,831,007	$ (9,244,427)	$ 114,628,804

Stock grants and stock options issued	14	1,495,000	1,495	4,133,328	-	4,134,823
Options and warrants exercised	14	971,972	972	5,757,530	-	5,758,502
Net income for the year		-	-	-	1,039,491	1,039,491
At March 31, 2007		44,690,657	$ 44,691	$ 133,721,865	$ (8,204,936)	$ 125,561,620

Options and warrants exercised	14	93,477	93	328,577	-	328,670
Expense related to vesting stock based compensation	14	-	-	2,303,078	-	2,303,078
Net income for the year		-	-	-	31,610,563	31,610,563
At March 31, 2008		44,784,134	$ 44,784	$ 136,353,520	$ 23,405,627	$ 159,803,931

See notes to the consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Notes	Year ended March 31, 2008	Year ended March 31, 2007	Year ended March 31, 2006
			(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)		$ 31,610,563	$ 1,039,491	$ (5,344,333)
Adjustments to reconcile net income / (loss) to
net cash provided by operating activities:
Depletion	5	9,419,655	2,006,834	1,167,235
Depreciation and amortization	7	239,155	170,610	133,148
Accretion expense	12	254,572	173,519	5,602
Stock based compensation expense	14	2,303,078	3,679,823	4,800,954
Stock issued for services	14	-	455,000	172,682
Provision expense for uncollectible advances
and prepayments	4	135,502	-	66,401
Loss/(gain) on disposal of fixed assets		75,883	(8,735)	-
Income tax (benefit)/provision	13	(403,581)	853,280	35,043
Changes in operating assets and liabilities
Decrease in marketable securities		-	-	788,921
Increase in trade accounts receivable		(1,871,050)	(2,319,460)	(1,542,802)
(Increase) / decrease in prepaid expenses and other assets		(1,490,739)	(1,493,104)	82,775
Increase in VAT recoverable		(3,755,338)	(3,015,088)	(118,200)
Increase /(decrease) in current liabilities		13,463,494	4,372,122	(2,595,696)
Net cash provided by/ (used in) operating activities		49,981,194	5,914,292	(2,348,270)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	5	(83,567,983)	(37,483,825)	(16,233,334)
Purchase of other fixed assets	7	(2,110,809)	(824,974)	(566,840)
Cash paid for convertible notes coupon,
capitalized as oil and gas properties		(1,500,000)	-	-
Increase in prepayments for materials used in oil
and gas projects		(10,484,238)	(696,687)	-
Increase in inventories for oil and gas projects	6	(674,202)	(7,094,749)	(12,536)
Proceeds from sale of fixed assets		-	68,955	-
Increase in construction in progress	8	(2,798,498)	(4,463,063)	-
Increase in restricted cash		(319,000)	(147,243)	(95,481)
Net cash used in investing activities		(101,454,730)	(50,641,586)	(16,908,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock		-	-	57,410,892
Proceeds from issuance of convertible debt		56,210,763	-	-
Proceeds from exercise of common stock options
and warrants	14	328,670	5,758,502	2,997,669
Net cash provided by financing activities		56,539,433	5,758,502	60,408,561

NET CHANGE IN CASH AND CASH EQUIVALENTS		5,065,897	(38,968,792)	41,152,100
CASH AND CASH EQUIVALENTS at beginning
of year		12,172,940	51,141,732	9,989,632
CASH AND CASH EQUIVALENTS at end of year		$ 17,238,837	$ 12,172,940	$ 51,141,732

See notes to the consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year ended March 31, 2008	Year ended March 31, 2007	Year ended March 31, 2006
Non-Cash Investing and Financing Activities
Asset retirement obligation incurred in property
development	$ 1,308,130	$ 1,067,718	$ 858,017
Deferred tax liability incurred in non-taxable business
combination of subsidiary	-	813,934	-
Accrued coupon on convertible notes, capitalized as
part of oil and gas properties	2,141,667	-	-
Accretion of discount on convertible notes, capitalized
as part of oil and gas properties	535,455	-	-
Amortization of convertible notes issue costs,
capitalized as part of oil and gas properties	541,019	-	-
Supplemental Cash Flow Information
Cash paid for interest	$ 1,500,000	-	-

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

From inception (May 6, 2003) through January 1, 2006 the Company had minimal operations and was considered to be in the development stage. The Company began generating significant revenues in January 2006 and is no longer in the development stage.

If the Company is unable to drill and complete a sufficient number of wells in each of its identified structures to support its claim of commercially producible reserves before the end of the term of its exploration contract, as extended, the Company may not be granted a commercial production contract for each of its structures.

In order to obtain a commercial production license for the structures contained within the Company’s licensed territory, it must engage in sufficient exploration, drilling and testing activities to gather adequate data to support its claims that it has discovered commercial producible reserves within its contract territory. These activities must be completed during the term of the exploration license, which expires in July 2009. It is generally accepted that one exploratory and two appraisal wells are sufficient to determine whether a license holder has discovered a commercially producible reserve, although in some instances, license holders are able to establish commercially producible reserves with fewer than three wells. Currently the Company has completed eighteen wells with an additional four wells in progress. As discussed in more detail in Note 2, at March 31, 2008, the Company has not yet applied for or been granted a commercial production license, and is currently pursuing an extension of the exploration phase.

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

Restatement of Financial Statements

The consolidated balance sheet as of March 31, 2007 and the statements of cash flows for the years ended March 31, 2007 and 2006 have been restated to correct the classification of inventories for materials for oil and gas projects and prepayments for materials used in oil and gas projects from current assets to long term assets. The Company concluded inventories for materials for oil and gas projects and prepayments for materials used in oil and gas projects should be treated as long term assets due to their future classification to oil and gas properties once the materials are used in the projects. The correction of these balances had no effect on the previously reported net income. The effects of the restatements were as follows:

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As Previously Reported	Effect of Restatement	As Restated
Consolidated Balance Sheet
As of March 31, 2007
Inventories	$ 10,334,696	$ (10,334,696)	$ -
Prepayments for materials	1,409,213	(1,409,213)	-
Total current assets	29,971,535	(11,743,909)	18,227,626
Inventories for oil and gas projects	-	10,334,696	10,334,696
Prepayments for materials used in oil
and gas projects	-	1,409,213	1,409,213
Total long term assets	114,824,510	11,743,909	126,568,419
TOTAL ASSETS	144,796,045	-	144,796,045

Consolidated Statement of Cash Flows
For the year ended March 31, 2007
Increase in inventories	$ (7,094,749)	$ 7,094,749	$ -
(Increase) / decrease in prepaid expenses
and other assets	(2,189,791)	696,687	(1,493,104)
Net Cash provided by/ (used in) Operating Activities	(1,877,144)	7,791,436	5,914,393
Increase in prepayments for materials used in oil and
gas projects	-	(696,687)	(696,687)
Increase in inventories for oil and gas projects	-	(7,094,749)	(7,094,749)
Net Cash used in Investing Activities	(42,850,150)	(7,791,436)	(50,641,586)
Net Change in Cash	(38,968,792)	-	(38,968,792)

Consolidated Statement of Cash Flows
For the year ended March 31, 2006
Increase in inventories	$ (12,536)	$ 12,536	$ -
(Increase) / decrease in prepaid expenses
and other assets	1,608,673	(1,525,898)	82,775
Net Cash used in Operating Activities	(1,623,829)	(724,441)	(2,348,270)
Purchase of oil and gas properties	(17,759,232)	1,525,898	(16,233,334)
Increase in inventories for oil and gas projects	-	(12,536)	(12,536)
Net Cash used in Investing Activities	(18,421,553)	1,513,362	(16,908,191)
Net Change in Cash	41,152,100	-	41,152,100

Concentration of Credit Risk and Accounts Receivable

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. Substantially all of the Company’s accounts receivable is from purchasers of oil and gas. Oil and gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. Accordingly, no allowance for doubtful accounts has been provided.

Licences and contracts

Emir Oil LLP is the operator of the Company’s oil and gas fields in Western Kazakhstan. The Government of the Republic of Kazakhstan (the “Government”)

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

initially issued the license to Zhanaozen Repair and Mechanical Plant on April 30, 1999 to explore the Aksaz, Dolinnoe and Emir oil and gas fields (the “ADE Block” or the “ADE Fields”). On June 9, 2000, the contract for exploration of the Aksaz, Dolinnoe and Emir oil and gas fields was entered into between the Agency of the Republic of Kazakhstan on Investments and the Zhanaozen Repair and Mechanical Plant. On September 23, 2002, the contract was assigned to Emir Oil LLP. On September 10, 2004 the Government extended the term of the Contract for exploration and License from five years to seven years through July 9, 2007. On February 27, 2007, the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan (“MEMR”) granted a second extension of Company’s exploration contract. Under the terms of the contract extension, the exploration period was extended to July 2009 over the entire exploration contract territory. On December 7, 2004 the Government assigned to Emir Oil LLP exclusive right to explore an additional 260 square kilometers of land adjacent to the ADE Block, which is referred to as the “Extended Territory.” The Extended Territory includes the Kariman, Yessen and Borly oil and gas fields and is governed by the terms of the Company’s original contract.

To move from the exploration and development stage to the commercial production stage, the Company must apply for and be granted a commercial production contract. The Company is legally entitled to apply for a commercial production contract and has an exclusive right to negotiate this Contract and the Government is obligated to conduct these negotiations under the Law of Petroleum in Kazakhstan. If the Company does not move from the exploration and development stage to the commercial production stage, it has the right to produce and sell oil, including export oil, under the Law of Petroleum for the term of its existing contract.

Major Customers

During the years ended March 31, 2008, 2007 and 2006, sales to one customer represented 91%, 100% and 100% of total sales, respectively. At March 31, 2008, 2007 and 2006, this customer made up 97%, 100% and 100% of accounts receivable, respectively. The loss of this foregoing customer could have a material adverse affect on the Company, although there is an available market for the Company’s crude oil and natural gas production from other purchasers.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Foreign currency translation

Transactions denominated in foreign currencies are reported at the rates of exchange prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated to United States Dollars at the rates of exchange prevailing at the balance sheet dates. Any gains or losses arising from a change in exchange rates subsequent to the date of the transaction are included as an exchange gain or loss in the Consolidated Statements of Operations.

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

The Company has a stock option plan as described in Note 14. Compensation expense for options and stock granted to employees is determined based on their fair values at the time of grant, the cost of which is recognized in the Consolidated Statements of Operations over the vesting periods of the respective options.

Share-based compensation incurred for the years ended March 31, 2008, 2007 and 2006 was $2,303,078, $4,134,823 and $4,973,636, respectively.

Risks and uncertainties

The ability of the Company to realize the carrying value of its assets is dependent on being able to develop, transport and market oil and gas. Currently exports from the Republic of Kazakhstan are primarily dependent on transport routes either via rail, barge or pipeline, through Russian territory. Domestic markets in the Republic of Kazakhstan historically and currently do not permit world market price to be obtained. Management believes that over the life of the project, transportation options will improve as additional pipelines and rail-related infrastructure is built that will increase transportation capacity to the world markets; however, there is no assurance that this will happen in the near future.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Prepayments for materials used in oil and gas projects

The Company periodically makes prepayments for materials used in oil and gas projects. These prepayments are presented as long term assets due to their transfer to oil and gas properties after materials are supplied and the prepayments are closed.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company periodically assesses its inventories for obsolete or slow moving stock and records an appropriate provision, if there is any. The Company has assessed inventory at March 31, 2008 and no provision for obsolete inventory has been provided.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Depletion of producing properties is computed using the unit-of-production method based on estimated proved reserves.

Liquidation fund

Liquidation fund (site restoration and abandonment liability) is related primarily to the conservation and liquidation of the Company’s wells and similar activities related to its oil and gas properties, including site restoration. Management assessed an obligation related to these costs with sufficient certainty based on internally generated engineering estimates, current statutory requirements and industry practices. The Company recognized the estimated fair value of this liability. These estimated costs were recorded as an increase in the cost of oil and gas assets with a corresponding increase in the liquidation fund which is presented as a long-term liability. The oil and gas assets related to liquidation fund are depreciated on the unit-of-production basis separately for each field. An accretion expense, resulting from the changes in the liability due to passage of time by applying an interest method of allocation to the amount of the liability, is recorded as accretion expenses in the Consolidated Statement of Operations.

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

Other fixed assets of the Company are evaluated annually for impairment. If the sum of expected undiscounted cash flows is less than net book value, unamortized costs of other fixed assets will be reduced to a fair value. The Company’s annual evaluation resulted in no impairment at March 31, 2008.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Functional currency

The Company makes its principal investing and financing transactions in U.S. Dollars and the United States Dollar is therefore its functional currency.

Recent accounting pronouncements

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statements No. 133”. This Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. This Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments. This Statement is effective for financial statements issued for the fiscal years and interim periods beginning after November 15, 2008. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements.” This Statement requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified,

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value; entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement is effective for financial statements issued for the fiscal years beginning after December 15, 2008. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the consolidated financial statements.

NOTE 3 - CASH AND CASH EQUIVALENTS

As of March 31, 2008 and 2007 cash and cash equivalents included:

	March 31, 2008	March 31, 2007

US Dollars	$ 17,088,631	$ 8,577,949
Foreign currency	150,206	3,594,991
	$ 17,238,837	$ 12,172,940

As of March 31, 2008 and 2007, cash and cash equivalents included $14,203,574 and $7,702,483 placed in money market funds having 30 day simple yields of 2.58% and 4.99%, respectively.

NOTE 4 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of March 31, 2008 and 2007, were as follows:

	March 31, 2008	March 31, 2007

Advances for services	$ 3,121,580	$ 2,016,177
Other	640,658	255,322
Reserves against uncollectible advances and prepayments	(346,977)	(211,475)
	$ 3,415,261	$ 2,060,024

Additional reserves against uncollectible advances and prepayments in the amount of

$ 135,502 were formed for the year ended March 31, 2008.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - OIL AND GAS PROPERTIES

Oil and gas properties using the full cost method as of March 31, 2008 and 2007, were as follows:

	March 31, 2008	March 31, 2007

Cost of drilling wells	$ 72,109,470	$ 33,263,035
Professional services received in exploration and
development activities	39,229,037	16,179,937
Material and fuel used in exploration and development activities	35,184,595	16,417,280
Subsoil use rights	20,788,119	20,788,119
Deferred tax	7,219,219	7,219,219
Geological and geophysical	5,595,496	2,803,215
Capitalized interest, accreted discount and amortised bond
issue costs on convertible notes issued	3,218,141	-
Infrastructure development costs	2,099,444	1,753,222
Other capitalized costs	10,422,580	9,167,016
Accumulated depletion	(12,823,130)	(3,403,475)
	$ 183,042,971	$ 104,187,568

The purchase of Emir Oil LLP (see Note 13) has been accounted for as a non-taxable business combination. Since goodwill was not recognized in this stock based subsidiary acquisition involving oil and gas properties, a recognition of a deferred tax liability related to the acquisition increases the financial reporting basis of the oil and gas properties.

NOTE 6 – INVENTORIES FOR OIL AND GAS PROJECTS

As of March 31, 2008 and 2007 inventories included:

	March 31, 2008	March 31, 2007

Construction material	$ 10,155,334	$ 10,051,888
Spare parts	35,770	31,804
Other	817,794	251,004
	$ 11,008,898	$ 10,334,696

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - OTHER FIXED ASSETS

	Buildings and improvements	Machinery and equipment	Vehicles	Office equipment	Furniture and fixtures	Software	Total
Cost
at March 31, 2007	$ 326,251	$ 551,366	$ 679,193	$ 277,797	$ 201,833	$ 80,920	$ 2,117,360
Additions	458,159	792,466	643,136	97,943	36,360	82,745	2,110,809
Disposals	-	25,879	71,751	9,511	4,420	4,314	115,875
at March 31, 2008	784,410	1,317,953	1,250,578	366,229	233,773	159,351	4,112,294

Accumulated depreciation
at March 31, 2007	50,146	60,327	259,808	116,817	58,546	52,593	598,237
Charge for the period	53,174	54,964	138,260	82,479	52,297	38,785	419,959
Disposals	-	7,043	18,839	7,730	2,630	3,750	39,992
at March 31, 2008	103,320	108,248	379,229	191,566	108,213	87,628	978,204

Net book value at March 31, 2007	$ 276,105	$ 491,039	$ 419,385	$ 160,980	$ 143,287	$ 28,327	$ 1,519,123

Net book value at March 31, 2008	$ 681,090	$ 1,209,705	$ 871,349	$ 174,663	$ 125,560	$ 71,723	$ 3,134,090

In accordance with SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, depreciation related to support equipment and facilities used in exploration and development activities in the amount of $180,804 was capitalized to oil and gas properties for the year ended March 31, 2008.

NOTE 8 - CONSTRUCTION IN PROGRESS

On April 13, 2006 the Company entered into the Agreement on Joint Business (the “Agreement”) with Ecotechnic Chemicals AG incorporated in Switzerland, (“Ecotechnic”) for construction of facility on utilization of associated gas on the Company’s fields (the “Facility”). After completion of the Facility construction, the Company and Ecotechnic will sign the agreement on the formation of a joint venture company, which will operate the Facility.

In accordance with terms of the Agreement, as of March 31, 2008, the Company has made payments of $7,261,561 for development of project documentation, purchase of equipment, transportation and customs, and construction of a gas pipe-line.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LONG TERM VAT RECOVERABLE

As of March 31, 2008 and 2007 the Company had long term VAT recoverable in the amount of $8,106,397 and $4,351,059, respectively. The VAT recoverable is a Tenge denominated asset due from the Republic of Kazakhstan. The VAT recoverable consists of VAT paid on local expenditures and imported goods. VAT charged to the Company is recoverable in future periods as either cash refunds or offsets against the Company's fiscal obligations, including future income tax liabilities. Management can not estimate which part of this asset will be realized in the current year because in order to return funds or offset this tax with other taxes a tax examination must be performed by local Kazakhstan tax authorities. During the year ended March 31, 2008 the Company received refunds of VAT in the amount of $885,775.

NOTE 10 - RESTRICTED CASH

Under the laws of the Republic of Kazakhstan, the Company is obligated to set aside funds for required environmental remediation. As of March 31, 2008 and 2007 the Company had $622,697 and $303,697, respectively, restricted for this purpose.

NOTE 11 - CONVERTIBLE NOTES PAYABLE

On July 16, 2007 the Company completed the private placement of $60 million in principal amount of 5.0% convertible senior notes due 2012 (“Notes”) to non-U.S. persons outside of the United States in accordance with Regulation S under the U.S. Securities Act of 1933, as amended (the “Securities Act”) and in compliance with the laws and regulations applicable in each country where the placement took place.

The Notes carry a 5% coupon and have a yield to maturity of 6.25%. Interest will be paid at a rate of 5.0% per annum on the principal amount, payable semiannually in arrears on January 13 and July 13 of each year, beginning on January 13, 2008.

The Notes are convertible into the Company’s common shares. The initial conversion price was set at $7.2094 per share, subject to customary adjustments in certain circumstances, including but not limited to, changes of control and certain future equity financings. If the conversion price is adjusted pursuant to the conversion provisions, the conversion price shall not be adjusted below $6.95, provided that if the conversion price is adjusted due to (1) the payment of a dividend; (2) a bonus issue; (3) a consolidation or subdivision of the shares; (4) the issuance of shares, share-related securities, rights in respect of shares or rights in respect of share-related securities to all or substantially all of the shareholders as a

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

class; (5) the issuance of other securities to substantially all shareholders as a class; or (6) other arrangements to acquire securities, then the minimum conversion price will be adjusted at the same time by the same proportion.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

amount thereof on July 13, 2012. The Notes constitute direct, unsubordinated and unsecured, interest bearing obligations of the Company.

The net proceeds from the issuance of the Notes will be used for further exploration and development of the Company’s oil and gas drilling and production activities in western Kazakhstan.

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

On October 19, 2007 the Company filed with the U.S. Securities and Exchange Commission (“SEC”) a registration statement on Form S-3, as amended on October 25, 2007 and January 23, 2008, (the “Shelf Registration Statement”) registering the Covered Securities for resale. The Shelf Registration Statement was declared effective by the SEC on January 25, 2008.

As of March 31, 2008 the Company has accrued interest of $641,667, relating to the convertible notes outstanding. The Company has also amortized the discount on the convertible notes (difference between the redemption amount and the carrying amount as of the date of issue) in the amount of $535,455 as of March 31, 2008. The carrying value of convertible notes will be accreted to the redemption value of $64,323,785.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2008 and March 31, 2007 the convertible notes payable amount is presented as follows:

	March 31, 2008	March 31, 2007

Convertible notes redemption value	$ 64,323,785	$ -
Unamortized discount	(3,788,330)	-
	$ 60,535,455	$ -

In accordance with SFAS No. 34, Capitalization of Interest and FIN 33, Applying FASB Statement No. 34 to Oil and Gas Producing Operations Accounted for by the Full Cost Method and Interpretation of FASB Statement No. 34, accrued interest expense in the amount of $2,141,667 and accretion expense relating to the discount on convertible notes (difference between the redemption amount and the carrying amount as of the date of issue) in the amount of $535,455, was capitalized to oil and gas properties for the year ended March 31, 2008.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - LIQUIDATION FUND

A reconciliation on the Liquidation Fund (Asset Retirement Obligation) at March 31, 2008, 2007 and 2006 is as follows:

Total

At March 31, 2006	$ 924,592

Accrual of liability	1,067,718
Accretion expenses	173,519
At March 31, 2007	$ 2,165,829

Accrual of liability	1,308,130
Accretion expenses	254,572
At March 31, 2008	$ 3,728,531

Management believes that the liquidation fund should be accrued for future abandonment costs of 18 wells located in the Dolinnoe, Aksaz, Emir and Kariman oil fields. Management believes that these obligations are likely to be settled at the end of the production phase at these oil fields.

At March 31, 2008, undiscounted expected future cash flows that will be required to satisfy the Company’s obligation by 2009 for the Dolinnoe, Aksaz and Emir fields, respectively, are $4,224,800. After application of a 10% discount rate, the present value of the Company’s liability at March 31, 2008 and 2007, was $3,728,531 and $2,165,829, respectively.

NOTE 13 - INCOME TAXES

The Company’s consolidated pre-tax income is comprised primarily from operations in the Republic of Kazakhstan. Pre-tax losses from United States operations of $1,827,168, $3,243,481 and $1,004,561, for the years ended March 31, 2008, 2007 and 2006, respectively, are also included in consolidated pre-tax income.

According to the Exploration Contract in the Republic of Kazakhstan, for income tax purposes the Company can capitalize the exploration and development costs and deduct all revenues received during the exploration stage to calculate taxable income. Therefore, the Exploration Contract allows the Company to be exempt from Kazakhstan corporate income tax for the period of exploration phase.

Undistributed earnings of the Company’s foreign subsidiaries since acquisition amounted to approximately $31 million at March 31, 2008. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the Republic of Kazakhstan. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

The income tax provision/(benefit) in the Consolidated Statements of Operations is comprised of:

	Year ended March 31, 2008	Year ended March 31, 2007	Year ended March 31, 2006

Current tax expense	$ -	$ 124,202	$ -
Deferred tax (benefit) /
expense	(403,581)	729,078	35,043
	$ (403,581)	$ 853,280	$ 35,043

The following is a reconciliation of income taxes computed using the foreign Republic of Kazakhstan federal statutory rate and the domestic U.S. federal statutory rate to the provision/(benefit) for income taxes:

	Year ended March 31, 2008	Year ended March 31, 2007	Year ended March 31, 2006

Foreign tax/(benefit) at statutory rate (30%), net of benefit from exploration phase	$ (690,924)	$ 1,746,326	$ (1,251,236)
Domestic benefit at federal statutory rate (34%)	(621,237)	(1,102,784)	(341,551)
Local tax, current	-	124,202	-
Non-deductible expenses	464,120	32,322	2,077,723
Other	444,460	53,214	(449,893)
	$ (403,581)	$ 853,280	$ 35,043

As of March 31, 2007, the Company had net operating loss carry forwards for income tax purposes of $8,019,640, which if unused, will expire in 2024, 2025, 2026 and 2027.

Deferred taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those measured by tax laws and regulations. The components of deferred tax assets and deferred tax liabilities are as follows:

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2008	March 31, 2007

Deferred tax assets:
Stock based compensation	$ 185,418	$ 185,418
Liquidation fund	194,821	100,673
Tax losses carried forward	2,726,677	3,014,716
	3,106,916	3,300,807
Deferred tax liabilities:
Oil and gas properties	8,998,712	10,361,091
Accrued interest income	1,652,920	888,013
	10,651,632	11,249,104
Net deferred tax liability	$ 7,544,716	$ 7,948,297

Deferred income taxes for US and Kazakhstan tax jurisdiction are as follows:

	March 31, 2008		March 31, 2007
	US tax jurisdiction	Kazakhstan tax jurisdiction	US tax jurisdiction	Kazakhstan tax jurisdiction

Deferred tax assets:
Stock based compensation	$ 185,418	$ -	$ 185,418	$ -
Liquidation fund	-	194,821	-	100,673
Tax losses carried forward	2,726,677	-	3,014,716	-
	2,912,095	194,821	3,200,134	100,673
Deferred tax liabilities:
Oil and gas properties	6,746,586	2,252,126	6,990,851	3,370,240
Accrued interest income	1,652,920	-	888,013	-
	8,399,506	2,252,126	7,878,864	3,370,240
Net deferred tax liability	$ 5,487,411	$ 2,057,305	$ 4,678,730	$ 3,269,567

NOTE 14 - SHARE AND ADDITIONAL PAID IN CAPITAL

Private placements

On July 2, 2004, the Company sold an aggregate of 4,584,340 common shares of the Company at $4.00 per share in a private place,ent offering. The Company received $17,311,906, net of the agent fees and out of pocket expenses.

On March 9, 2005, the Company sold an aggregate of 2,000,000 common shares of the Company at $5.00 per share in a private placement offering. The Company received $9,968,254, net of the agent fees and out of pocket expenses.

During the fiscal year ended March 31, 2006, the Company sold an aggregate of 1,101,000 common shares of the Company at $5.00 per share in a private placement offering. On April 12, 2005, the Company received $5,221,685, net of the agent fees and out of pocket expenses.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Also during the fiscal year ended March 31, 2006, the Company sold an aggregate of 9,166,667 common shares of the Company at $6.00 per share in a private placement offering. On December 29, 2005, the Company received $52,189,207, net of the agent fees and out of pocket expenses.

Common stock sold in private placements as of March 31, 2008 is as follows:

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

Common Stock Grants

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

On July 18, 2005, the Company granted 90,000 restricted common shares to three Company employees. Each employee’s stock grants vest in three equal tranches of 10,000 shares on the first, second and third anniversaries of their employment with the Company. We record the fluctuations in the fair value of certain

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

unvested stock grants as a deferred compensation asset (reported as a reduction of shareholders’ equity on the balance sheet). This asset is amortized upon vesting of related stock grants as non-cash compensation expense. Compensation expense for vested stock grants in the amount of $31,523, $124,477 and $271,500 have been recognized in the Consolidated Statements of Operations and Consolidated Balance Sheets for the years ended March 31, 2008, 2007 and 2006, respectively.

As of March 31, 2008, there was no unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan.

On July 18, 2005, the Company also granted common shares to legal counsel, for the legal services rendered. The number of such stock grants has been set at 18,947 shares at the price of $4.75 per share. Stock grants vest immediately. Expense in the amount of $89,998 was recognized in the Consolidated Statements of Operations and Consolidated Balance Sheet.

On June 20, 2006, the Company granted common stock to officers and directors and certain employees and consultants of the Company under the Plan. The total number of restricted common shares granted was 495,000. The restricted stock grants were valued at $7.00 per share. All of the restricted stock grants vested immediately upon grant. Compensation expense in the amount of $3,465,000 was recognized in the Consolidated Statements of Operations and Consolidated Balance Sheet for the year ended March 31, 2007.

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

On February 1, 2006 the Company also granted common shares to the Company’s former chief finance officer for the services rendered. He was granted 50,000 shares. The shares were valued at $7.40 per share. The stock grants vested immediately. Compensation expense in the amount of $370,000 was recognized in the Consolidated Statement of Operations and Consolidated Balance Sheet for the year ended March 31, 2006.

On March 30, 2007, the Company granted common stock to officers, employees and outside consultants of the Company under the Plan. The total number of restricted common shares granted was 950,000. The restricted stock grants were valued at $5.38 per share. The restricted stock grants were awarded on the same terms and subject to same vesting requirements. The restricted stock grants will vest to the grantees at such time as either of the following events occurs (the "Vesting Events"): i) the Company enters commercial production and is granted a commercial production license from the Republic of Kazakhstan; or

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ii) the occurrence of an Extraordinary Event. An “Extraordinary Event” is defined in the restricted stock agreement as any consolidation or merger of the Company or any of its subsidiaries with another person, or any acquisition of the Company or any of its subsidiaries by any person or group of persons, acting in concert, equal to thirty percent (30%) or more of the outstanding stock of the Company or any of its subsidiaries, or the sale of all or substantially all of the assets of the Company or any of its subsidiaries. In the event of an Extraordinary Event, the grants shall be deemed full vested one day prior to the effective date of the Extraordinary Event. The Board of Directors shall determine conclusively whether or not an Extraordinary Event has occurred and the grantees have agreed to be bound by the determination of the Board of Directors. The grantees have the right to vote the shares, receive dividends and enjoy all other rights of ownership over the entire grant amount from the grant date, except for the right to transfer, assign, pledge, encumber, dispose of or otherwise directly or indirectly profit or share in any profit derived from a transaction in the shares prior to the occurrence of a Vesting Event. Shares will only vest to the grantee if the grantee is employed by the Company at the time a Vesting Event occurs. If a Vesting Event has not occurred at the time a grantee's employment with the Company ceases, for any reason, the entire grant amount shall be forfeited back to the Company. Compensation expense in the amount of $2,271,556 was recognized in the Consolidated Statement of Operations and Consolidated Balance Sheet for the year ended March 31, 2008.

As of March 31, 2008, there was $2,839,444 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.25 years.

Stock Options

On June 20, 2006 the Company granted stock options to directors of the Company under the Plan. The total number of options was 200,000. The options are exercisable at a price of $7.00 per share. The options will expire three years from the grant date. All of the options vested immediately upon grant. Compensation expense for options granted is determined based on their fair values at the time of grant, the cost of which in the amount of $545,346 was recognized in the Consolidated Statements of Operations and Consolidated Balance Sheet for the year ended March 31, 2007.

On November 12, 2004, the Company granted stock options to its former corporate secretary for past services rendered. These options grant the employee the right to purchase up to 60,000 shares of the Company’s common stock at an exercise price of $4.00 per share. The options vested immediately and expire five years from the date of grant. In April 2006, options to acquire 7,200 common shares were exercised. In January 2008, options to acquire 3,000 common shares were exercised.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On February 1, 2006 the Company granted stock options to former chief finance officer for the past services rendered. These options grant former chief finance officer the right to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $7.40 per share. The options expire five years from the date of grant. Granted options vest immediately. Expense for options granted is determined based on fair value of stocks at the time of grant, the cost of which, $391,795, is recognized in the Consolidated Statements of Operations for the year ended March 31, 2006..

On July 18, 2005, the Company granted stock options to Company’s directors and officers for the past services rendered. These options grant the directors and officers the right to purchase up to 779,730 shares of the Company’s common stock at an exercise price of $4.75 per share. The options expire five years from the date of grant. Granted options vest immediately. Compensation expense for options granted is determined based on their fair value at the time of grant, the cost of which in the amount of $1,569,223 was recognized in the Consolidated Statements of Operations for the year ended March 31, 2006.

On July 18, 2005, the Company granted options to legal counsel, for the legal services rendered. These options grant legal counsel the right to purchase up to 41,053 shares of the Company’s common stock at an exercise price of $4.75 per share. The options expire five years from the date of grant. Granted options vest immediately. Expense for options granted is determined based on fair value of stocks at the time of grant, the cost of which, $82,684, is recognized in the Consolidated Statements of Operations for the year ended March 31, 2006.

During the quarter ended June 30, 2005 the Company recognized additional compensation expense in the amount of $133,112 in the Consolidated Statement of Income and Consolidated Balance Sheet for the year ended March 31, 2006 for the options granted to its former corporate secretary for the past services rendered. These options grant the employee the right to purchase up to 60,000 shares of the Company’s common stock at an exercise price of $4.00 per share. The options expire in five years from the date of grant. Granted options vest immediately.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock options outstanding and exercisable as of March 31, 2008, were as follows:

	Number of Shares	Weighted Average Exercise Price

As of March 31, 2005	60,000	$4.00

Granted	920,783	5.04
Exercised	-	-
Expired	-	-
As of March 31, 2006	980,783	$ 4.97

Granted	200,000	7.00
Exercised	(7,200)	4.00
Expired	-	-
As of March 31, 2007	1,173,583	$ 5.33

Granted	-	-
Exercised	(3,000)	4.00
Expired	-	-
As of March 31, 2008	1,170,583	$ 5.33

Additional information regarding outstanding options as of March 31, 2008, was as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Options	Weighted Average Exercise Price

$ 4.00 – $ 7.40	1,170,583	$ 5.33	4.66	1,170,583	$ 5.33

The estimated fair value of the stock options issued were determined using Black-Scholes option pricing model with the following assumptions:

	Year ended March 31, 2007	Year ended March 31, 2006

Risk-free interest rate	5.19%	4.01% - 4.51%
Expected option life	2 years	2 – 4 year
Expected volatility in the price of the Company’s common shares	65%	65% - 74%
Expected dividends	0%	0%
Weighted average fair value of options and warrants granted
during the period	$2.73	$2.01 - $3.92

Warrants

On November 26, 2003, the Company granted warrants to placement agents in connection with funds raised on the Company’s behalf. These warrants granted the placement agents the right to purchase up to 142,857 shares of the Company’s common stock at an exercise price of $3.50 per share. These warrants have been offset to the proceeds as a cost of capital. On March 6, 2008, 90,477 of these warrants were exercised.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Warrants outstanding and exercisable as of March 31, 2008 were as follows:

	Number of Shares	Weighted Average Exercise Price

As of March 31, 2005	1,084,341	$ 3.18

Granted	1,026,767	5.89
Exercised	(902,514)	3.19
Expired	(98,970)	2.50
As of March 31, 2006	1,109,624	$ 3.50

Granted	-	-
Exercised	(966,767)	5.95
Expired	-	-
As of March 31, 2007	142,857	$ 3.50

Granted	-	-
Exercised	(90,477)	3.50
Expired	-	-
As of March 31, 2008	52,380	$ 3.50

Additional information regarding warrants outstanding as of March 31, 2008 is as follows:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Warrants	Weighted Average Exercise Price

$ 3.50	52,380	$3.50	5.01	52,380	$3.50

NOTE 15 - REVENUES

	Year ended March 31, 2008	Year ended March 31, 2007	Year ended March 31, 2006

Export sales	$ 57,626,429	$ 15,785,784	$ 1,592,315
Domestic sales	2,570,197	-	4,364,416
	$ 60,196,626	$ 15,785,784	$ 5,956,731

The Company exports oil for sale to the world markets via the Aktau sea port. Sales prices at the port locations are based on the average quoted Brent crude oil price from Platt's Crude Oil Marketwire for the three days following the bill of lading date less discount for transportation expenses, freight charges and other expenses borne by the customer.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Since July 2007, the Company’s production volume has exceeded its export quota. The Company has been selling this excess production to the domestic market in Kazakhstan. Oil prices in the domestic market are regulated by the government of Kazakhstan. Historic and current sales prices in the domestic market have and currently are significantly lower than the prevailing world market price.

On April 18, 2008 the government of the Republic of Kazakhstan introduced an export duty on several products (including crude oil). The Company will be subject to the duty beginning in June 2008. The formula for determining the amount of the crude oil export duty is based on a sliding scale that is tied to several factors, including the world market price for oil. This export duty will be recorded as part of our oil and gas operating expenses.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - EARNINGS PER SHARE INFORMATION

The calculation of the basic and diluted earnings/loss per share is based on the following data:

	Year ended March 31, 2008	Year ended March 31, 2007	Year ended March 31, 2006

Net income / (loss)	$ 31,610,563	$ 1,039,491	$ (5,344,333)

Basic weighted-average common shares outstanding	44,697,364	43,523,907	34,867,642

Effect of dilutive securities
Warrants	55,008	63,492	-
Stock options	200,559	240,409	-

Dilutive weighted average common shares outstanding	44,952,931	43,827,808	34,867,642

Basic income / (loss) per common share	0.71	0.02	(0.15)

Dilutive income / (loss) per common share	0.70	0.02	(0.15)

NOTE 17 - RELATED PARTY TRANSACTIONS

The Company leases ground fuel tanks and other oil fuel storage facilities and warehouses from Term Oil LLC. The lease expenses for the years ended March 31, 2008, 2007 and 2006, totaled $254,427, $203,686 and $276,055, respectively. Also the Company had accounts payable to Term Oil LLC in the amount of $53,624 and $29,885 as of March 31, 2008 and 2007, respectively. A Company shareholder is an owner of Term Oil LLC.

The future minimum rental payments required under this operating lease are as follows:

March 31, 2009	$ 239,076
March 31, 2010	179,307
Total	$ 418,383

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - COMMITMENTS AND CONTINGENCIES

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

Capital Commitments

Under the terms of its subsurface exploration contract, Emir Oil LLP is required to spend a total of $48.7 million in exploration and development activities on the ADE Block and the Extended Territory. To retain its rights under the contract, the Company must spend a minimum of $12.7 million in 2007, $8.5 million in 2008 and $70 thousand in 2009. The Company must also comply with the terms of the work program associated with` the contract, which includes the drilling of at least six additional new wells by July 9, 2009. The Company received approval to extend the subsurface exploration contract to July 2009. The failure to meet the minimum capital expenditures or to comply with the terms of the work program could result in the loss of the subsurface exploration contract.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - FINANCIAL INSTRUMENTS

As of March 31, 2008 and 2007 cash and cash equivalents included deposits in Kazakhstan banks in the amount $2,211,353 and $4,181,698, respectively and deposits in U.S. banks in the amount of $15,027,484 and $7,991,242, respectively. Kazakhstan banks are not covered by FDIC insurance, nor does the Republic of Kazakhstan have an insurance program similar to FDIC. Therefore, the full amount of our deposits in Kazakhstan banks was uninsured as of March 31, 2008 and 2007. Our deposits in the U.S. banks are also in non-FDIC insured accounts which means they too are not insured to the $100,000 FDIC insurance limit. To mitigate this risk, we have placed all of our U.S. deposits in a money market account that invests in U.S. government backed securities. As of March 31, 2008 and 2007 the Company made advance payments to Kazakhstan companies and government bodies in the amount $21,266,329 and $7,115,297, respectively. As of March 31, 2008 and 2007 restricted cash reflected in the long-term assets consisted of $622,697 and $303,697, respectively, deposited in a Kazakhstan bank and restricted to meet possible environmental obligations according to the regulations of Kazakhstan. Furthermore, the primary asset of the Company is Emir Oil LLP; an entity formed under the laws of the Republic Kazakhstan.

NOTE 20 - QUARTERLY FINANCIAL DATA (unaudited)

Quarterly financial information is presented in the following summary:

	Fiscal year ended March 31, 2008
	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008

Revenues	$ 11,580,958	$ 12,764,397	$ 16,832,612	$ 19,018,659
Income from operations	5,831,452	6,606,045	9,456,235	8,126,355
Net income	3,882,257	4,937,073	6,505,001	16,286,232
Basic net income per share	0.09	0.11	0.15	0.36
Diluted net income per share	$ 0.09	$ 0.11	$ 0.14	$ 0.36

	Fiscal year ended March 31, 2007
	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007

Revenues	$ 2,345,972	$ 4,016,972	$ 2,214,382	$ 7,208,458
(Loss)/income from operations	(3,751,840)	992,732	(275,654)	3,439,605
Net (loss)/income	(3,140,761)	1,016,352	(90,861)	3,254,761
Basic net (loss)/income per share	(0.08)	0.02	0.00	0.08
Diluted net income per share	$ (0.08)	$ 0.02	$ 0.00	$ 0.08

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal year ended March 31, 2006
	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006

Revenues	$ 662,637	$ 1,385,336	$ 2,058,792	$ 1,849,966
Loss from operations	(639,090)	(4,029,892)	(167,650)	(1,112,538)
Net loss	(697,651)	(3,885,457)	(52,942)	(708,283)
Basic net loss per share	(0.02)	(0.12)	0.00	(0.01)
Diluted net loss per share	$ (0.02)	$ (0.12)	$ 0.00	$ (0.01)

NOTE 21 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007, the Company recognized income tax expense totaling $7,421,832, which was estimated based on an effective tax rate of 32.6%. The final income tax provision calculation at March 31, 2008, considering the Company’s benefit from exploration phase, resulted in the reverse entry recorded by the Company in the amount of $7,825,413, which lead to the annual income tax benefit in the amount of $403,581.

BMB MUNAI, INC.

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

Capitalized Costs - Capitalized costs and accumulated depletion, depreciation and amortization relating to our oil and natural gas producing activities, all of which are conducted in the Republic of Kazakhstan, are summarized below:

	March 31, 2008	March 31, 2007

Developed oil and natural gas properties	$ 145,022,351	$ 82,311,230
Unevaluated oil and natural gas properties	50,843,750	25,279,813
Accumulated depletion, depreciation and amortization	(12,823,130)	(3,403,475)
Net capitalized cost	$ 183,042,971	$ 104,187,568

Costs Incurred - Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:

	For the year ended March 31, 2008	For the year ended March 31, 2007	For the year ended March 31, 2006

Acquisition costs:
Unproved properties	$ -	$ -	$ -
Proved properties	-	-	-
Exploration costs	3,024,386	1,370,797	3,453,603
Development costs	83,950,096	37,063,321	14,368,323
Subtotal	86,974,482	38,434,118	17,821,926
Asset retirement costs	1,300,576	1,076,987	856,302
Total costs incurred	$ 88,275,058	$ 39,511,105	$ 18,678,228

BMB MUNAI, INC.

SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION DEVELOPMENT AND PRODUCTION ACTIVITIES (unaudited)

Results of Operations – Results of operations for the Company’s oil and natural gas producing activities are summarized below:

	For the year ended March 31, 2008	For the year ended March 31, 2007	For the year ended March 31, 2006

Oil and natural gas revenues	$ 60,196,626	$ 15,785,784	$ 5,956,731

Operating expenses:
Oil and natural gas operating expenses and ad valorem taxes	5,515,403	2,272,251	875,319
Accretion expense	254,572	173,519	5,602
Depletion expense	9,419,655	2,006,834	1,167,235
Results of operations from oil and gas producing activities	$ 45,006,996	$ 11,333,180	$ 3,908,575

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

BMB MUNAI, INC.

SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION DEVELOPMENT AND PRODUCTION ACTIVITIES (unaudited)

The Company’s net ownership in estimated quantities of proved oil reserves, and changes in net proved reserves, all of which are located in the Republic of Kazakhstan, are summarized below:

	Oil, Condensate and Natural Gas Liquids (Bbls)
	For the year ended March 31, 2008	For the year ended March 31, 2007	For the year ended March 31, 2006
Proved developed and undeveloped reserves
Beginning of the year	15,280,000	13,748,000	13,160,000
Revisions of previous estimates	(2,964,177)	(916,007)	830,522
Purchase of oil and gas properties	-	-	-
Extensions and discoveries	9,503,000(1)	2,770,000(2)	-
Sales of properties	-	-	-
Production	(907,823)	(321,993)	(242,522)
End of year	20,911,000	15,280,000	13,748,000
Proved developed reserves at year end	10,784,000	11,852,000	11,168,000

(1)

During the year ended March 31, 2008 we drilled four wells (gross and net) on the Kariman structure, one well (gross and net) on the Dolinnoe structure and one well (gross and net) on the Aksaz structure. These additions to the Kariman, Dolinnoe and Aksaz structures during the year ended March 31, 2008 resulted in an increase in our estimated proved developed reserves of approximately 4.5 million BOE and an increase in our proved undeveloped reserves of approximately 4.9 million BOE. These were the only extensions and discoveries made during the year ended March 31, 2008.

(2)

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

BMB MUNAI, INC.

SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION DEVELOPMENT AND PRODUCTION ACTIVITIES (unaudited)

Standardized Measure – The Standardized Measure of Discounted Future Net Cash Flows relating to the Company’s ownership interests in proved oil reserves for the year ended March 31, 2008, 2007 and 2006 is shown below:

	For the year ended March 31, 2008	For the year ended March 31, 2007	For the year ended March 31, 2006

Future cash inflows	$ 1,107,109,000	$ 573,808,000	$ 493,223,000
Future oil and natural gas operating expenses	83,380,000	72,650,000	52,092,000
Future development costs	89,350,000	18,200,000	6,800,000
Future income tax expense	249,884,000	166,470,000	199,113,000
Future net cash flows	684,495,000	316,488,000	235,218,000
10% discount factor	331,516,000	145,223,000	132,573,000
Standardized measure of discounted future net cash flows	$ 352,979,000	$ 171,265,000	$ 102,645,000

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

Changes in Standardized Measure – Changes in Standardized Measure of Discounted Future Net Cash Flows relating to proved oil reserves are summarized below:

BMB MUNAI, INC.

SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION DEVELOPMENT AND PRODUCTION ACTIVITIES (unaudited)

	For the year ended March 31, 2008	For the year ended March 31, 2007	For the year ended March 31, 2006

Changes due to current year operations:
Sales of oil and natural gas, net of oil and natural gas operating expenses	$ (54,681,223)	$ (13,513,533)	$ (5,127,217)
Sales of oil and natural gas properties	-	-	-
Purchase of oil and gas properties	-	-	-
Extensions and discoveries	189,557,166	75,090,000	-
Net change in sales and transfer prices, net of production costs	154,594,264	(5,992,120)	67,650,993
Changes due to revisions of standardized variables	-	-	-
Prices and operating expenses	-	-	-
Revisions to previous quantity estimates	(77,465,492)	(11,949,945)	9,199,160
Estimated future development costs	(34,976,338)	(5,419,716)	409,194
Income taxes	(26,797,000)	5,206,000	(34,678,000)
Accretion of discount	17,126,500	10,264,500	2,752,100
Production rates (timing)	(26,973,812)	2,268,615	25,929,078
Other	41,329,935	12,666,199	8,988,692
Net Change	181,714,000	68,620,000	75,124,000
Beginning of year	171,265,000	102,645,000	27,521,000
End of year	$ 352,979,000	$ 171,265,000	$ 102,645,000

Sales of oil and natural gas, net of oil and natural gas operating expenses are based on historical pre-tax results. Sales of oil and natural gas properties, extensions and discoveries, purchases of minerals in place and the changes due to revisions in standardized variables are reported on a pre-tax discounted basis, while the accretion of discount is presented on an after tax basis.