Form 10-Q
period 2008-06-30
BMB MUNAI INC
filed 2008-08-11
CIK 924805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008

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

+7 (727) 237-51-25
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, or non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐	No ☒

As of August 5, 2008, the registrant had 47,864,134 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Consolidated Financial Statements

BMB MUNAI, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Notes	June 30, 2008 (unaudited)	March 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$ 23,464,258	$ 17,238,837
Trade accounts receivable		4,405,474	5,865,712
Prepaid expenses and other assets, net	4	5,981,792	3,415,261

Total current assets		33,851,524	26,519,810

LONG TERM ASSETS
Oil and gas properties, full cost method, net	5	209,806,190	183,042,971
Inventories for oil and gas projects	6	17,493,257	11,008,898
Prepayments for materials used in oil and gas projects		455,370	11,893,451
Other fixed assets, net		6,231,700	3,134,090
Construction in progress	7	7,261,561	7,261,561
Long term VAT recoverable	8	9,759,507	8,106,397
Convertible notes issue cost		3,058,756	3,248,218
Restricted cash		622,697	622,697

Total long term assets		254,689,038	228,318,283

TOTAL ASSETS		288,540,562	254,838,093

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$29,334,279	$21,374,723
Taxes payable		914,199	906,909
Accrued interest		1,391,667	641,667
Accrued liabilities and other payables		313,326	302,161

Total current liabilities		31,953,471	23,225,460

LONG TERM LIABILITIES
Convertible notes issued	9	60,731,835	60,535,455
Liquidation fund	10	3,889,897	3,728,531
Deferred taxes	16	7,544,716	7,544,716

Total long term liabilities		72,166,448	71,808,702

COMMITMENTS AND CONTINGENCIES	19	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	11	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized, 46,534,134 and 44,784,134 shares outstanding, respectively	11	46,534	44,784
Additional paid in capital	11	147,647,159	136,353,520
Retained earnings		36,726,950	23,405,627

Total shareholders’ equity		184,420,643	159,803,931

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 288,540,562	$ 254,838,093

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		Three months ended June 30,
	Notes	2008 (unaudited)	2007 (unaudited)

REVENUES	12	$ 34,827,224	$ 11,580,958

COSTS AND OPERATING EXPENSES
Export duty	13	1,352,917	-
Oil and gas operating		2,340,843	1,039,889
General and administrative		4,337,641	3,306,325
Consulting expenses	14	11,727,500	-
Depletion		3,333,289	1,250,637
Amortization and depreciation		63,659	55,848
Accretion expense		95,958	28,668

Total costs and operating expenses		23,251,807	5,681,367

INCOME FROM OPERATIONS		11,575,417	5,899,591

OTHER INCOME / (EXPENSE)
Foreign exchange gain / (loss), net		30,036	(493,238)
Disgorgement funds received	15	1,650,293	-
Interest income		130,292	91,055
Other expense, net		(64,715)	(87,720)
Total other income/(expense)		1,745,906	(489,903)

INCOME BEFORE INCOME TAXES		13,321,323	5,409,688

INCOME TAX EXPENSE	16	-	(1,527,431)

NET INCOME		$ 13,321,323	$ 3,882,257

BASIC NET INCOME PER COMMON SHARE	17	$ 0.30	$ 0.09
DILUTED NET INCOME PER COMMON SHARE	17	$ 0.30	$ 0.09

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		For the Three Months Ended June 30,
	Notes	2008 (unaudited)	2007 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$ 13,321,323	$ 3,882,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion	5	3,333,289	1,250,637
Depreciation and amortization		63,659	55,848
Accretion expenses	10	95,958	28,668
Stock based compensation expense		567,889	493,268
Stock issued for services	14	10,727,500	83,689
Income tax provision		-	1,527,431
Changes in operating assets and liabilities:
Decrease/(increase) in trade accounts receivable		1,460,238	(205,731)
Increase in prepaid expenses and other assets		(2,566,531)	(686,102)
Increase in VAT recoverable		(1,653,110)	(1,013,141)
Increase in current liabilities		7,978,011	3,217,293

Net cash provided by operating activities		33,328,226	8,634,117

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	5	(28,648,905)	(14,355,806)
Purchase of other fixed assets		(3,407,622)	(152,003)
Decrease in prepayments for materials used in oil and gas projects		11,438,081	-
(Increase)/decrease in inventories for oil and gas projects		(6,484,359)	363,556
Increase in construction in progress		-	(72,603)

Net cash used in investing activities		(27,102,805)	(14,216,856)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by financing activities		-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS		6,225,421	(5,582,739)
CASH AND CASH EQUIVALENTS at beginning of period		17,238,837	12,172,940
CASH AND CASH EQUIVALENTS at end of period		$ 23,464,258	$ 6,590,201

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(CONTINUED)

		For the Three Months Ended June 30,
	Notes	2008 (unaudited)	2007 (unaudited)
Non-Cash Investing and Financing Activities
Asset retirement obligation incurred in property development	10	$ 65,408	$ -
Accrued coupon on convertible notes, capitalized as part of oil and gas properties	9	750,000	-
Accretion of discount on convertible notes, capitalized as part of oil and gas properties	9	196,380	-
Amortization of convertible notes issue costs, capitalized as part of oil and gas properties		$ 189,462	$ -

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

Currently the Company has completed twenty wells with an additional four wells in progress. As discussed in more detail in Note 2, the Company engages in exploration of its licensed territory pursuant to an exploration license and has not yet applied for or been granted a commercial production license.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information included herein is unaudited, except for the balance sheet as of March 31, 2008, which is derived from the Company’s audited consolidated financial statements for the year ended March 31, 2008. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The consolidated results of operations for the interim period are not necessarily indicative of the consolidated results to be expected for an entire year.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted in this Quarterly Report on Form 10-Q, pursuant to certain rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report for the year ended March 31, 2008 on Form 10-K, as amended.

The accounting principles applied are consistent with those as set out in the Company’s annual Consolidated Financial Statements for the year ended March 31, 2008.

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

Concentration of Credit Risk and Accounts Receivable

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. Substantially all of the Company’s accounts receivable are from purchasers of oil and gas. Oil and gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. Accordingly, no allowance for doubtful accounts has been provided.

Licences and contracts

Emir Oil LLP is the operator of the Company’s oil and gas fields in Western Kazakhstan. The Government of the Republic of Kazakhstan (the “Government”) initially issued the license to Zhanaozen Repair and Mechanical Plant on April 30, 1999 to explore the Aksaz, Dolinnoe and Emir oil and gas  fields (the “ADE

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Block” or the “ADE Fields”). On June 9, 2000, the contract for exploration of the Aksaz, Dolinnoe and Emir oil and gas fields was entered into between the Agency of the Republic of Kazakhstan on Investments and the Zhanaozen Repair and Mechanical Plant. On September 23, 2002, the contract was assigned to Emir Oil LLP. On September 10, 2004 the Government extended the term of the Contract for exploration and License from five years to seven years through July 9, 2007. On February 27, 2007, the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan (“MEMR”) granted a second extension of the Company’s exploration contract. Under the terms of the contract extension, the exploration period was extended to July 2009 over the entire exploration contract territory. On December 7, 2004 the Government assigned to Emir Oil LLP exclusive right to explore an additional 260 square kilometers of land adjacent to the ADE Block, which is referred to as the “Extended Territory.” The Extended Territory includes the Kariman, Yessen and Borly oil and gas fields and is governed by the terms of the Company’s original contract. On June 24, 2008 the MEMR agreed to extend the exploration stage of the Company’s contract from July 2009 to January 2013 in order to permit the Company to conduct additional exploration drilling and testing activities within the Aksaz-Dolinnoe-Emir-Yessen-Kariman-Borly block.

To move from the exploration stage to the commercial production stage, the Company must apply for and be granted a commercial production contract. The Company is legally entitled to apply for a commercial production contract and has an exclusive right to negotiate this Contract. The Government is obligated to conduct these negotiations under the Law of Petroleum in Kazakhstan. If the Company does not move from the exploration stage to the commercial production stage, it has the right to produce and sell oil, including export oil, under the Law of Petroleum for the term of its existing contract.

Major Customers

During the three months ended June 30, 2008 and 2007, sales to one customer represented 93% and 100% of total sales, respectively. At June 30, 2008 and 2007, this customer made up 100% of accounts receivable. The loss of this foregoing customer could have a material adverse affect on the Company, although there is an available market for the Company’s crude oil and natural gas production from other purchasers.

Foreign currency translation

Transactions denominated in foreign currencies are reported at the rates of exchange prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated to United States Dollars at the rates of exchange prevailing at the balance sheet dates. Any gains or losses

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

The Company has a stock option plan as described in Note 11 Compensation expense for options and stocks granted to employees is determined based on their fair values at the time of grant, the cost of which is recognized in the Consolidated Statements of Operations over the vesting periods of the respective options.

Share-based compensation incurred for the three months ended June 30, 2008 and 2007 was $11,295,389 and $576,957, respectively.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Export duty

The formula for determining the amount of the crude oil export duty is based on a sliding scale that is tied to several factors, including the world market price for oil. The amount of the export duty can change with fluctuations in world oil prices. The export duty fees are expensed as incurred and are classified as costs and operating expenses.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

The Company periodically assesses its inventories for obsolete or slow moving stock and records an appropriate provision, if there is any. The Company has assessed inventory at June 30, 2008 and no provision for obsolete inventory has been provided.

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

JUNE 30, 2008

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Convertible notes payable issue costs

In accordance with the Accounting Principles Board Opinion 21 “Interest on Receivables and Payables”, the Company recognizes convertible notes payable issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company follows the guidance in the EITF 95-13 “Classification of Debt Issue Costs in the Statement of Cash Flows” and classifies cash payments for bond issue costs as a financing activity, where not capitalized as part of oil and gas properties.

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

Recent accounting pronouncements

In May 2008, the FASB issued Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”. This Statement requires that an insurance enterprise recognize a claim liability when the insurance enterprise expects, based on the present value of expected net cash outflows to be paid under the insurance contract discounted using a risk-free rate, that a claim loss will exceed the unearned premium revenue. That approach is similar to the recognition approach for some liabilities for future policy benefits relating to a long-duration insurance contract in Statement 60. An insurance enterprise is required to measure the claim liability equal to the present value of expected net cash outflows. Expected net cash outflows are probability-weighted cash flows that reflect the likelihood of all possible outcomes for payments by the insurance enterprise under the insurance contract. Under this Statement, the expected net cash outflows are developed using the insurance enterprise’s own assumptions about the likelihood

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

of all possible outcomes based on all information available to the insurance enterprise (including relevant market information). An insurance enterprise is required to provide expanded disclosures about financial guarantee insurance contracts. Those disclosures would focus, in part, on the information included in the risk-management activities used by the insurance enterprise to evaluate credit deterioration in its insured financial obligations, including (1) the groupings or categories used to track insured financial obligations with credit deterioration, (2) the insurance enterprise’s policies for placing an insured financial obligation in and monitoring each grouping or category, and (3) financial information about the insured financial obligations included within those groupings and categories. This Statement is effective for financial statements issued for the fiscal years and interim periods beginning after December 15, 2008. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In May 2008, the FASB issued Statement No. Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. This Statement is effective after 60 days following the SEC’s approval of the PCAOB amendment to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

beginning after November 15, 2008. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value; entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement is effective for financial statements issued for the fiscal years beginning after December 15, 2008. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In December 2007, the FASB issued a revision of Statement No. 141, “Business Combinations”. This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

NOTE 3 - CASH AND CASH EQUIVALENTS

As of June 30, 2008 and March 31, 2008 cash and cash equivalents included:

	June 30, 2008	March 31, 2008

US Dollars	$ 22,253,606	$ 17,088,631
Foreign currency	1,210,652	150,206
	$ 23,464,258	$ 17,238,837

As of June 30, 2008 and March 31, 2008 cash and cash equivalents included $7,514,022 and $14,203,574 placed in money market funds having 30 day simple yields of 1.92% and 2.58%, respectively.

NOTE 4 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of June 30, 2008 and March 31, 2008, were as follows:

	June 30, 2008	March 31, 2008

Advances for services	$ 5,765,280	$ 3,121,580
Other	563,489	640,658
Reserves against uncollectible advances and prepayments	(346,977)	(346,977)
	$ 5,981,792	$ 3,415,261

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

NOTE 5 - OIL AND GAS PROPERTIES

Oil and gas properties using the full cost method as of June 30, 2008 and March 31, 2008, were as follows:

	June 30, 2008	March 31, 2008

Cost of drilling wells	$ 82,381,933	$ 72,109,470
Professional services received in exploration and development activities	48,572,055	39,229,037
Material and fuel used in exploration and development activities	42,020,411	35,184,595
Subsoil use rights	20,788,119	20,788,119
Deferred tax	7,219,219	7,219,219
Geological and geophysical	6,710,465	5,595,496
Capitalized interest, accreted discount and amortized bond issue costs on convertible notes issued	4,353,983	3,218,141
Infrastructure development costs	2,796,290	2,099,444
Other capitalized costs	11,120,134	10,422,580
Accumulated depletion	(16,156,419)	(12,823,130)
	$ 209,806,190	$ 183,042,971

The purchase of Emir Oil LLP has been accounted for as a non-taxable business combination. Since goodwill was not recognized in this stock based subsidiary acquisition involving oil and gas properties, a recognition of a deferred tax liability related to the acquisition increases the financial reporting basis of the oil and gas properties.

NOTE 6 – INVENTORIES FOR OIL AND GAS PROJECTS

As of June 30, 2008 and March 31, 2008 inventories included:

	June 30, 2008	March 31, 2008

Construction material	$ 16,360,087	$ 10,155,334
Spare parts	35,750	35,770
Other	1,097,420	817,794
	$ 17,493,257	$ 11,008,898

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

NOTE 7 - CONSTRUCTION IN PROGRESS

On April 13, 2006 the Company entered into the Agreement on Joint Business (the “Agreement”) with Ecotechnic Chemicals AG incorporated in Switzerland, (“Ecotechnic”) for construction of facility on utilization of associated gas on the Company’s fields (the “Facility”). After completion of the Facility construction, the Company and Ecotechnic will sign an agreement on the formation of a joint venture company, which will operate the Facility.

In accordance with terms of the Agreement, as of June 30, 2008, the Company has made payments of $7,261,561 for development of project documentation, purchase of equipment, transportation and customs, and construction of a gas pipe-line.

NOTE 8 - LONG TERM VAT RECOVERABLE

As of June 30, 2008 and March 31, 2008 the Company had long term VAT recoverable in the amount of $9,759,507 and $8,106,397, respectively. The VAT recoverable is a Tenge denominated asset due from the Republic of Kazakhstan. The VAT recoverable consists of VAT paid on local expenditures and imported goods. VAT charged to the Company is recoverable in future periods as either cash refunds or offsets against the Company's fiscal obligations, including future income tax liabilities. Management cannot estimate which part of this asset will be realized in the current year because in order to return funds or offset this tax with other taxes a tax examination must be performed by local Kazakhstan tax authorities. During the three months ended June 30, 2008 the Company received refunds of VAT in the amount of $1,069,618.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

The net proceeds from the issuance of the Notes have been used for further exploration and development of the Company’s oil and gas drilling and production activities in western Kazakhstan.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

As of June 30, 2008 and March 31, 2008 the Company has accrued interest of $1,391,667 and $641,667, respectively, relating to the convertible notes outstanding. The Company has also amortized the discount on the convertible notes (difference between the redemption amount and the carrying amount as of the date of issue) in the amount of $731,836 and $535,455 as of June 30, 2008 and March 31, 2008, respectively. The carrying value of convertible notes will be accreted to the redemption value of $64,323,785.

As of June 30, 2008 and March 31, 2008 the convertible notes payable amount is presented as follows:

	June 30, 2008	March 31, 2008

Convertible notes redemption value	$ 64,323,785	$ 64,323,785
Unamortized discount	(3,591,950)	(3,788,330)
	$ 60,731,835	$ 60,535,455

In accordance with SFAS No. 34, Capitalization of Interest and FIN 33, Applying FASB Statement No. 34 to Oil and Gas Producing Operations Accounted for by the Full Cost Method and Interpretation of FASB Statement No. 34, accrued interest expense in the amount of $750,000 and accretion expense relating to the discount on convertible notes (difference between the redemption amount and the carrying amount as of the date of issue) in the amount of $196,380 was capitalized to oil and gas properties for the three months ended June 30, 2008.

NOTE 10 - LIQUIDATION FUND

A reconciliation on the Liquidation Fund (Asset Retirement Obligation) at June 30, 2008 and March 31, 2008 is as follows:

Total

At March 31, 2008	$ 3,728,531

Accrual of liability	65,408
Accretion expenses	95,958
At June 30, 2008	$ 3,889,897

Management believes that the liquidation fund should be accrued for future abandonment costs of 20 wells located in the Dolinnoe, Aksaz, Emir and Kariman oil fields. Management believes that these obligations are likely to be settled at the end of the production phase at these oil fields.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

At June 30, 2008, undiscounted expected future cash flows that will be required to satisfy the Company’s obligation by 2013 for the Dolinnoe, Aksaz and Emir fields, respectively, are $6,101,046. After application of a 10% discount rate, the present value of the Company’s liability at June 30, 2008 and March 31, 2008 was $3,889,897 and $3,728,531, respectively.

NOTE 11 - SHARE AND ADDITIONAL PAID IN CAPITAL

Share-Based Compensation

During the fiscal year ended March 31, 2005 the shareholders of the Company approved an incentive stock option plan (the “2004 Plan”) under which directors, officers and key personnel may be granted options to purchase common shares of the Company, as well as other stock based awards. 5,000,000 common shares were reserved for issuance under the 2004 Plan. The Board determines the terms of options and other awards made under the 2004 Plan. Under the terms of the 2004 Plan, no incentive stock options shall be granted with an exercise price at a discount to the market.

On July 17, 2008 the shareholders of the Company approved the BMB Munai, Inc. 2009 Equity Incentive Plan (“2009 Plan”) to provide a means whereby the Company could attract and retain employees, directors, officers and others upon whom the responsibility for the successful operations of the Company rests through the issuance of equity awards. 5,000,000 common shares are reserved for issuance under the 2009 Plan. Under the terms of the 2009 Plan the Board determines the terms of the awards made under the 2009 Plan, within the limits set forth in the 2009 Plan guidelines.

Common Stock Grants

On March 30, 2007, the Company granted common stock to officers, employees and outside consultants of the Company under the Plan. The total number of restricted common shares granted was 950,000. The restricted stock grants were valued at $5.38 per share. The restricted stock grants were awarded on the same terms and subject to same vesting requirements. The restricted stock grants will vest to the grantees at such time as either of the following events occurs (the "Vesting Events"): i) the Company enters commercial production and is granted a commercial production license from the Republic of Kazakhstan; or ii) the occurrence of an Extraordinary Event. An “Extraordinary Event” is defined in the restricted stock agreement as any consolidation or merger of the Company or any of its subsidiaries with another person, or any acquisition of the Company or any of its subsidiaries by any person or group of persons, acting in concert, equal  to thirty percent (30%)  or  more  of  the  outstanding stock  of the  Company  or  any  of  its

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

subsidiaries, or the sale of all or substantially all of the assets of the Company or any of its subsidiaries. In the event of an Extraordinary Event, the grants shall be deemed full vested one day prior to the effective date of the Extraordinary Event. The Board of Directors shall determine conclusively whether or not an Extraordinary Event has occurred and the grantees have agreed to be bound by the determination of the Board of Directors. The grantees have the right to vote the shares, receive dividends and enjoy all other rights of ownership over the entire grant amount from the grant date, except for the right to transfer, assign, pledge, encumber, dispose of or otherwise directly or indirectly profit or share in any profit derived from a transaction in the shares prior to the occurrence of a Vesting Event. Shares will only vest to the grantee if the grantee is employed by the Company at the time a Vesting Event occurs. If a Vesting Event has not occurred at the time a grantee's employment with the Company ceases, for any reason, the entire grant amount shall be forfeited back to the Company. Compensation expense in the amount of $567,889 was recognized in the Consolidated Statement of Operations and Consolidated Balance Sheet for the three months ended June 30, 2008.

As of June 30, 2008, there was $2,271,556 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1 year.

As further discussed in Note 14, the Company granted 1,750,000 common shares to consultants as the success fee for assisting the Company to obtain an extension of the time period for exploration. The shares are valued at $6.13 per share, which was the closing market price of Company’s shares on June 24, 2008.

On July 17, 2008 at the recommendation of the compensation committee of the board of directors, the Company’s board of directors approved, subject to certain vesting requirements, restricted stock awards to certain executive officers, directors, employees and outside consultants of the Company pursuant to the BMB Munai, Inc. 2004 Stock Incentive Plan (the “2004 Plan”). The total number of shares granted was 1,330,000. Grants were made to 14 people, 12 of whom are non-U.S. persons. The restricted stock grants were made without registration pursuant to Regulation S of the Securities Act Rules and/or Section 4(2) under the Securities Act of 1933. The restricted stock grants awarded to Mr. Cherdabayev, Mr. Tashtitov and Mr. Tolmakov were awarded on the same terms and subject to the same vesting requirements. More specifically, the restricted stock grants will vest to the grantees at such time as either of the following events occurs (the “Vesting Events”): i) the one-year anniversary of the grant date; or ii) the occurrence of an Extraordinary Event. An “Extraordinary Event” is defined in the restricted stock agreement as any consolidation or merger of the Company or any of its subsidiaries with another person, or any acquisition of the Company or any of its subsidiaries by any person or group of persons, acting in concert, equal to thirty percent (30%) or more of the

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

outstanding stock of the Company or any of its subsidiaries, or the sale of all or substantially all of the assets of the Company or any of its subsidiaries. In the event of an Extraordinary Event, the grants shall be deemed full vested one day prior to the effective date of the Extraordinary Event. The Board of Directors shall determine conclusively whether or not an Extraordinary Event has occurred and the grantees have agreed to be bound by the determination of the Board of Directors. The restricted stock grant awarded to Mr. Kulumbetov is subject to the same vesting requirements as those listed above. Initially, the grant to Mr. Kulumbetov included a requirement that the Company satisfactorily complete its annual work program within the Company’s annual budget, as amended. This performance requirement was subsequently deleted from his stock grant. The shares representing the restricted stock grants shall be issued as soon as practicable, will be deemed outstanding from the date of grant, and will be held in escrow by the Company subject to the occurrence of a Vesting Event. The grantees will have the right to vote the shares, receive dividends and enjoy all other rights of ownership over the entire grant amount from the grant date, except for the right to transfer, assign, pledge, encumber, dispose of or otherwise directly or indirectly profit or share in any profit derived from a transaction in the shares prior to the occurrence of a Vesting Event. Shares will only vest to the grantee if the grantee is employed by the Company at the time a Vesting Event occurs. If a Vesting Event has not occurred at the time a grantee’s employment with the Company ceases, for any reason, the entire grant amount shall be forfeited back to the Company.

Stock Options

Stock options outstanding and exercisable as of June 30, 2008, were as follows:

	Number of Shares	Weighted Average Exercise Price

As of March 31, 2008	1,170,583	$ 5.33

Granted	-	-
Exercised	-	-
Expired	-	-
As of June 30, 2008	1,170,583	$ 5.33

Additional information regarding outstanding options as of June 30, 2008, was as follows:

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Options	Weighted Average Exercise Price

$ 4.00 – $ 7.40	1,170,583	$ 5.33	4.66	1,170,583	$ 5.33

Warrants

Warrants outstanding and exercisable as of June 30, 2008 were as follows:

	Number of Shares	Weighted Average Exercise Price

As of March 31, 2008	52,380	$ 3.50

Granted	-	-
Exercised	-	-
Expired	-	-
As of June 30, 2008	52,380	$ 3.50

Additional information regarding warrants outstanding as of June 30, 2008 is as follows:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Warrants	Weighted Average Exercise Price

$ 3.50	52,380	$3.50	5.01	52,380	$3.50

NOTE 12 – REVENUES

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Three months ended
	June 30, 2008	June 30, 2007

Export sales	$ 34,321,767	$ 11,580,958
Domestic sales	505,457	-
	$ 34,827,224	$ 11,580,958

NOTE 13 – EXPORT DUTY

On April 18, 2008 the government of the Republic of Kazakhstan introduced an export duty on several products (including crude oil). The Company became subject to the duty beginning in June 2008. The export duty for June 2008 amounted to $1,352,917, which is being reported as a part of operating expenses. The formula for determining the amount of the crude oil export duty is based on a sliding scale that is tied to several factors, including the world market price for oil. The amount of export duty can change with fluctuations in world oil prices. The Company anticipates that the accrual of export duty in future fiscal quarters will lead to a significant increase in operating expenses.

NOTE 14 - CONSULTING EXPENSES

On November 19, 2007 the Company entered into the consulting agreement with Caspian Energy Consulting Ltd (“Consultant”). Upon the execution of the consulting agreement, the Company paid the consultant $1,000,000. The consulting agreement also provided that in the event the Consultant was successful in negotiating an extension of the term of the Company’s existing exploration contract beyond July 2009, the Company would issue 500,000 common shares for each additional year of exploration status extension granted beyond July 2009.

On June 24, 2008, the Company was granted an extension of its existing exploration contract from July 2009 to January 2013. The compensation expenses for consulting services were recorded in the amount of $11,727,500, which represents $1,000,000 paid upon the execution of consulting agreement and non-cash share based compensation in the amount of $10,727,500 as the successful fee for extension of time period for exploration. The share based compensation represents 1,750,000 (500,000 shares for each additional year of exploration status extension) valued at $6.13 per share which was the closing market price of Company’s shares on June 24, 2008.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

NOTE 15 – DISGORGEMENT FUNDS RECEIVED

In June 2008 the Company received a letter from a shareholder of the Company stating that the shareholder was returning realized profits from their trades of shares of the Company’s common stock during the six month period preceding May 22, 2008 (the “Timeframe”). The shareholder also stated in the letter that during this Timeframe the shareholder was subject to Section 16 of the United States Security Exchange Act of 1934 (the “Exchange Act”) because they owned more than 10% of the shares of Company common stock. As such, the shareholder decided to voluntarily comply with Section 16(b) of the Exchange Act by returning the realized profits to the Company in the amount of $1,650,293, (the “Disgorgement Amount”) which is net of amounts paid for brokerage commissions on each of the executed trades during the Timeframe. The Company had received the Disgorgement Amount in full before June 30, 2008.

NOTE 16 – INCOME TAXES

The Company’s consolidated pre-tax income is comprised primarily from operations in the Republic of Kazakhstan. Pre-tax losses from United States operations are also included in consolidated pre-tax income.

According to the Exploration Contract in the Republic of Kazakhstan, for income tax purposes the Company can capitalize the exploration and development costs and deduct all revenues received during the exploration stage to calculate taxable income. Therefore, the Exploration Contract allows the Company to be exempt from Kazakhstan corporate income tax for the period of the exploration phase.

Earnings of the Company’s foreign subsidiaries, since acquisition, have been undistributed. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the Republic of Kazakhstan. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

No provision for income taxes has been recorded by the Company for the three months ended June 30, 2008.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

NOTE 17 - EARNINGS PER SHARE INFORMATION

The calculation of the basic and diluted earnings per share is based on the following data:

	Three months ended June 30, 2008	Three months ended June 30, 2007

Net income	$ 13,321,323	$ 3,882,257

Basic weighted-average common shares outstanding	44,899,519	44,690,657

Effect of dilutive securities
Warrants	20,988	54,595
Stock options	211,570	201,175

Dilutive weighted average common shares outstanding	45,132,077	44,946,427

Basic income per common share	$ 0.30	$ 0.09

Dilutive income per common share	$ 0.30	$ 0.09

The dilutive weighted average common shares outstanding for the three months ended June 30, 2008 and 2007, respectively, does not include the effect of the potential conversion of the Notes because conversion of the Notes is not contingent upon any market event. Rather, the Notes are convertible to common stock upon the first to occur of (a) the tenth New York business day following the Shelf Registration Statement Effective Date and (b) 13 July 2008.

NOTE 18 - RELATED PARTY TRANSACTIONS

The Company leases ground fuel tanks and other oil fuel storage facilities and warehouses from Term Oil LLC. The lease expenses for the three months ended June 30, 2008 and 2007, totaled to $60,882 and $65,829, respectively. Also the Company had accounts payable to Term Oil LLC in the amount of $80,561 and $53,624 as of June 30, 2008 and March 31, 2008, respectively. One of our significant shareholders and the director of Emir Oil LLP is the owner of Term Oil LLC.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Consulting Agreement

In November 2007 the Company entered into a consulting agreement with Caspian Energy Consulting Ltd. (“Consultant”). The consulting agreement provides that in the event the Consultant is successful in execution and delivery to the Company of a new exploration contract for a new contract territory, the Company will pay the amount of $4,000,000. The consulting agreement shall remain in force until terminated by either party. As of June 30, 2008 the Consultant has not obtained a new exploration contract for a new contract territory and no payment was due as of June 30, 2008.

Historical Investments by the Government of the Republic of Kazakhstan

The Government of the Republic of Kazakhstan made historical investments in the ADE Block and the Extended Territory of $5,994,200 and $5,350,680, respectively. When and if, the Company applies for and, when and if, it is granted commercial production rights for the ADE Block and Extended Territory, the Company will be required to begin repaying these historical investments to the Government. The terms of repayment will be negotiated at the time the Company is granted commercial production rights.

Capital Commitments

Prior to the extension of the exploration period granted to Emir Oil LLP in June 2008, the terms of its subsurface exploration contract, required Emir Oil to spend a total of $48.8 million in exploration activities on the ADE Block and the Extended Territory through July 2009. Through June 30, 2008 the Company had spent a total of $219.8 million in exploration activities.

In connection with the extension granted in June 2008, the Company’s capital expenditure requirements have been revised. To retain its rights under the contract, the Company must spend $8.5 million by July 9, 2008. As of June 30, 2008, the Company had already satisfied this obligation. From July 9, 2009 through January 9, 2010 the Company must spend $6.9 million. The Company must spend an additional $12.7 between January 10, 2010 and January 9, 2011, $18.7 million between January 10, 2011 and January 9, 2012 and $6.3 million between January 10, 2012 and January 9, 2013.

In addition to the minimum capital expenditure requirement, the Company must also comply with the other terms of the work program associated with the contract, which includes the drilling of at least seven additional new wells by January 9, 2013. The failure to meet the minimum capital expenditures or to comply with the terms of the work program could result in the loss of the subsurface exploration contract.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

NOTE 20 - FINANCIAL INSTRUMENTS

As of June 30, 2008 and March 31, 2008 cash and cash equivalents included deposits in Kazakhstan banks in the amount $9,267,984 and $2,211,352, respectively, and deposits in U.S. banks in the amount of $14,196,274 and $15,027,484, respectively. Kazakhstan banks are not covered by FDIC insurance, nor does the Republic of Kazakhstan have an insurance program similar to FDIC. Therefore, the full amount of our deposits in Kazakhstan banks was uninsured as of June 30, 2008 and March 31, 2008. The Company’s deposits in U.S. banks are also in non-FDIC insured accounts which means they too are not insured to the $100,000 FDIC insurance limit. To mitigate this risk, the Company has placed all of its U.S. deposits in a money market account that invests in U.S. government backed securities. As of June 30, 2008 and March 31, 2008 the Company made advance payments to Kazakhstan companies and government bodies in the amount $16,189,052 and $21,266,329, respectively. As of June 30, 2008 and March 31, 2008 restricted cash reflected in the long-term assets consisted of $622,697, deposited in a Kazakhstan bank and restricted to meet possible environmental obligations according to the regulations of Kazakhstan. Furthermore, the primary asset of the Company is Emir Oil LLP; an entity formed under the laws of the Republic of Kazakhstan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Consolidated Financial Statements and the accompanying notes included in this Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with the Form 10-K of the Company for the year ended March 31, 2008.

Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Rule 175 promulgated thereunder, that involve inherent risks and uncertainties. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “seek,” “could,” “should,” “predict,” “continue,” “future,” “may” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other factors that could cause actual results, performance or events to differ materially from any results, performance or events expressed or implied by such forward-looking statements. All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and identified from time to time in our filings with the SEC including, among others, the following risk factors:

•	substantial or extended decline in oil prices;
•	inaccurate reserve estimates;
•	twenty-two percent of our proven properties are undeveloped;
•	inability to enter a new contract with the Republic of Kazakhstan;
•	drilled prospects may not yield oil or natural gas in sufficient quantities;
•	substantial losses or liability claims as a result of operations;
•	complex laws that could affect the cost of doing business;
•	substantial liabilities to comply with environmental laws and regulations;
•	the need to replenish older depleting oil and natural reserves with new oil and natural gas reserves;
•	inadequate infrastructure in the region where our properties are located;
•	unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services;
•	unavailability or high price of transportation systems;
•	competition in the oil and gas industry; and
•	adverse government actions, political risks, expropriation of assets and risks of civil war, primarily in the Republic of Kazakhstan.

This list of factors that may affect future results, performance, events and the accuracy of any forward-looking statement. This list is illustrative but not exhaustive. In addition, new risks and uncertainties may arise from time to time. Accordingly, readers should not place undue reliance on any forward-looking statement.

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

Exploration Stage Activities

Under the statutory scheme in Kazakhstan prospective, oil fields are developed in two stages. The first stage is exploration stage. During this stage the primary focus is on the search for commercial discoveries, i.e.,  discoveries of sufficient quantities of oil and gas to make it commercially feasible to pursue execution of, or transition to, a commercial production contract with the government.

As discussed above, we are currently engaged in exploration of our properties and are working to satisfy the requirements to move to commercial production. Based on discussions with the MEMR, the MEMR expects a contract holder to engage in three primary activities during exploration stage before it will be granted commercial production rights. These activities fall within three primary areas:

•	fulfillment of minimum work program commitments;
•	establishment of the existence of commercially producible reserves; and
•	preparation, submission and receipt of approval of a development plan prepared by a third-party petroleum institute in Kazakhstan for the exploitation of the established commercial reserves.

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

The contract we hold follows the above format. The contract sets the minimum dollar amount we must expend during each year of our work program. Under our exploration license our work program year ends on July 9 each year until July 9, 2009. Thereafter our work program year will end on January 9 of each year. Therefore our work program year does not coincide with our fiscal fear. As a result these timing differences, the amounts reflected in this table as “Actually Made” may differ from amounts disclosed elsewhere in our Management’s Discussion and Analysis or Consolidated Financial Statements, which present figures based on our fiscal year rather than our work program year.

Amount of Expenditure	Mandated by Contract	Actually Made
Prior to July 2007	$40,200,000	$104,750,000
July 2007 to July 2008	$8,480,000	$115,040,000*
July 2008 to July 2009	$70,000	$ -
July 2009 to January 2010	$6,790,000	$ -
January 2010 to January 2011	$12,690,000	$ -
January 2011 to January 2012	$18,690,000	$ -
January 2012 to January 2013	$6,270,000	$ -
Total	$93,190,000	$219,790,000

* Investment as of June 30, 2008.

As reflected in the above table, in connection with the extension of the term of our exploration contract, we agreed to expend not less than $44.5 million dollars in additional work program activities through January 9, 2013.

Under the rules of the MEMR there is an option for expenditures above the minimum requirements in one period to be carried over to meet minimum obligations in future periods. As the above chart shows we have significantly exceeded the minimum expenditure requirement in each period of the contract and have more than doubled the total minimum capital expenditure requirement during the exploration stage.

In addition to mandatory minimum capital expenditures in each year, exploration contracts typically require the contract holder to drill a certain number of wells in each structure for which it plans to seek commercial production rights.

In Kazakhstan, typically, one exploratory well and two appraisal wells are sufficient to support a claim of commercially producible reserves in a particular field, although in some cases, commercial reserves have been demonstrated with fewer wells. The total number of wells the MEMR requires during exploration stage is generally determined by the number of fields or structures identified by the seismic studies done on a territory. The 3D seismic studies of our contract territory, as extended, have identified six potential fields or structures. Therefore, if we wish to apply for commercial production rights on all six fields we anticipate the need to drill at least three wells in each field, or at least 18 wells during exploration stage, as reflected in the top half of the following chart:

Structures	Aksaz	Dolinnoe	Emir	Kariman	Borly	Yessen
Exploratory Wells	1	1	1	1	1	1
Appraisal Wells	2	2	2	2	2	2

Existing Wells	3	5	3	9	0	0
Wells in Progress	2	1	0	1	0	0
Remaining Wells to Drill by 2013	0	0	0	0	3	3

The bottom half of the above chart shows our current drilling progress. As the chart shows, we have completed drilling of twenty wells in four fields and are currently drilling four additional wells.

Pursuant to the terms of the extension of our exploration contract, we are required to drill not less than seven new wells, in addition to those that are currently in progress, by January 9, 2013, to determine the existence of commercially producible reserves within the various structures in our license territory.

Establishing the Existence of Commercially Producible Reserves

Establishing the existence of commercially producible reserves is accomplished through drilling wells and engaging in test production of those wells during the exploration stage. We have established the presence of oil and/or natural gas in each of the Aksaz, Dolinnoe, Emir and Kariman fields and are engaged in testing to gather the necessary data and to determine whether commercially producible reserves exist in each of those fields. We have not drilled wells in the Borly and Yessen fields. The failure to establish commercially producible reserves within any particular field would not preclude us from applying for commercial production rights to other fields within our contract territory where we establish commercially producible reserves.

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

Taxes, Royalties and Duties

During exploration stage, we have the right to sell the oil and natural gas we recover during test production. As noted above, under our old exploration contract, we had been granted tax stability and were not required to pay rent export tax. We were, however, required to pay a royalty of 2%. In connection with the extension of the term of our exploration contract and the adoption of a new tax code in the Republic of Kazakhstan, we will be require to renegotiate the taxes and royalties we pay. We expect we will lose our tax stability and will be required to pay rent export tax on all sales outside of the Kazakhstan domestic market. Until the new tax code is adopted, it is difficult to predict the rate at which we will be taxed and what royalty we will be required to pay. Under the current tax regime, however, rent export tax rate is tied to the Brent oil price. Rent export tax also increases on a sliding scale. At the present time the rate is 33% of net revenues. Royalty rates are established by the taxing authorities of the ROK and are based on production rates. The rate increases on a sliding scale. Current royalty rates range from 2% to 6%.

As noted above, in June 2008 we became subject to a crude oil export duty on all oil sold outside the Kazakhstan domestic market. The formula for determining the amount of the crude oil export duty is based on a sliding scale that is tied to several factors, including the world market price for oil. The amount of export duty can change with fluctuations in world oil prices.  In June 2008 we paid export duty of $1,352,917.

We anticipate the imposition of the crude oil duty and the rent export tax will have a significant impact on our results of operations in the future.

Drilling Operations

We completed drilling operations on three wells: Kariman 7, 8 and 10 during the quarter ended June 30, 2008 and have commenced testing operations and test production.

During the quarter ended June 30, 2008, we have been engaged in drilling operations on 2 wells: Aksaz 2 and Dolinnoe 7. We also spudded two new wells, Aksaz 6 and Kariman 11, during the quarter ended June 30, 2008. We plan to complete drilling of these wells and commence testing operations during the second and third fiscal quarters 2009.

We completed drilling of the Kariman 6 well in February 2008 and Dolinnoe 5 well in March 2008 and have commenced extensive testing operations coupled with geophysical and geological studies on the wells.

Well Performance and Production

The following table sets forth the number of oil and natural gas wells in which we owned an interest as of June 30, 2008.

	Company-operated		Non-operated		Total
	Gross	Net	Gross	Net	Gross	Net

Oil	20	20	-	-	20	20
Natural Gas	-	-	-	-	-	-
Total	20	20	-	-	20	20

As noted in the chart above, as of the fiscal quarter ended June 30, 2008, we had twenty wells in workover, testing or test production

According to the laws of the republic of Kazakhstan, we are required to test every prospective target on our properties separately, this includes the completion of well surveys on different modes with various choke sizes on each horizon.

In the course of well testing, when the transfer from target to target occurs, the well must be shut in; oil production ceases for the period of mobilization/demobilization of the workover rig, pull out of the hole, run in the hole, perforation, packer installation time, etc. This has the effect of artificially diminishing production rates averaged over a set period of time.

Following is a brief description of the current production status of each of our 20 wells.

Well	Current Single Interval Production Rate	Diameter Choke Size

Aksaz -1	63 -132 bpd	4 mm
Aksaz -3	352 bpd	4 mm
Aksaz -4	63 bpd	4 mm
Dolinnoe -1	145- 214bpd	8 mm
Dolinnoe -2	57 bpd	2 mm
Dolinnoe -3	126-302 bpd	5 mm
Dolinnoe -5	-0-(1)	-
Dolinnoe -6	57-101 bpd	14 mm
Emir -1	-0-(2)	-
Emir - 2	-0-(3)	-
Emir -6	6-12 bpd	-
Kariman -1	44-120 bpd(4)	-
Kariman -2	717-849 bpd	5 mm
Kariman -3	6 – 57 bpd	-
Kariman -4	352-380 bpd	14 mm
Kariman -5	38 bpd	12 mm
Kariman -6	642-818 bpd	5 mm
Kariman -7	535-660 bpd	8 mm
Kariman -8	475 bpd	10 mm
Kariman -10	377-503 bpd	7 mm

(1)

A first target was tested on 27th of March, 2008. A first week’s production was 110 bpd and in April it dropped to 63 bpd. For a couple of days the well was shut-in for a pressure build-up. After that the production was 26 bpd. We carried out an acid injection and hydro-impulsive cleaning and aeration, however, it hasn’t showed any result. We plan to make a bottom-hole zone cleaning to stimulate oil flow in August, 2008.

(2)	This well currently is not producing because it is undergoing workover operations. Single interval production from this well prior to workover was 5 to 6 bpd.
(3)

This well was completed during the quarter ended March 31, 2008. We have done testing activities and currently it is undergoing workover operations for a bottom-hole zone cleaning to stimulate oil flow.

(4)

We carried out a hydraulic fracturing (breakdown) on this well during the quarter ended June 30, 2008. Production from this well prior to the breakdown was 3-6bpd. We plan to make a bottom-hole zone cleaning to stimulate oil flow in July 2008.

Pursuing Profitable Acquisitions

While our emphasis in fiscal 2009 is anticipated to focus on the further development of our existing properties, we continue to look for properties with both existing cash flow from production and future development potential. We intend to pursue acquisitions of properties that we believe will provide attractive rates of return on capital invested. We work with consultants and our staff of experienced  geological/geophysical engineers and financial managers to identify and evaluate acquisition opportunities.

Results of Operations

Three months ended June 30, 2008, compared to the three months ended June 30, 2007.

Revenue and Production

The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the three months ended June 30, 2008 and the three months ended June 30, 2007.

			Three months ended June 30, 2008 to the three months ended June 30, 2007
	For the three	For the three	$	%
	months ended	months ended	Increase	Increase
	June 30, 2008	June 30, 2007	(Decrease)	(Decrease)

Production volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	328,369	199,172	129,197	65%
Barrels of Oil equivalent (BOE)	328,369	199,172	129,197	65%

Sales volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	327,757	197,573	130,184	66%
Barrels of Oil equivalent (BOE)	327,757	197,573	130,184	66%

Average Sales Price (1)
Natural gas ($ per Mcf)	-	-	-	-
Natural gas liquids ($ per Bbl)	-	-	-	-
Oil and condensate ($ per Bbl)	$ 106.26	$ 58.62	$ 47.64	81%
Barrels of Oil equivalent ($ per BOE)	$ 106.26	$ 58.62	$ 47.64	81%

Operating Revenue:
Natural gas	-	-	-	-
Natural gas liquids	-	-	-	-
Oil and condensate	$ 34,827,224	$11,580,958	$ 23,246,266	201%
Gain on hedging and derivatives (2)	-	-	-	-

(1)	At times, we may produce more barrels than we sell in a given period. The average sales price is calculated based on the average sales price per barrel sold, not per barrel produced.
(2)	We did not engage in hedging transactions, including derivatives during the three months ended June 30, 2008, or the three months ended June 30, 2007.

Revenues. We generate revenue under our exploration contract from the sale of oil recovered during test production. During the three months ended June 30, 2008 our oil production increased 65% compared to the three months ended June 30, 2007. This significant increase in production is primarily attributable to the fact that we had twenty wells in testing or test production during all or some portion of the three months ended June 30, 2008 compared to eight wells during all or some portion of the three months ended June 30, 2007.

During the three months ended June 30, 2008 we realized revenue from oil sales of $34,827,224 compared to $11,580,958 during the three months ended June 30, 2007. One contributing factor to the 201% increase in revenue was a 66% increase in sales volume. Another factor contributing to the increase in revenues was an 81% increase in the price per barrel we received for oil sales during the three months ended June 30, 2008 compared to the three months ended June 30, 2007. During the three months ended June 30, 2008 and 2007 we exported 93% and 100% of our oil, respectively to the world markets and realized the world market price for those sales. Revenue from oil sold to the world markets made up 99% and 100% of total revenue, respectively, during the three months ended June 30, 2008 and 2007. We anticipate production to remain fairly constant until we complete the new wells that are currently being drilled and begin test production at those wells.

As discussed above, our revenue is sensitive to changes in prices received for our oil. Oil prices fluctuate in response to many factors that are outside our control. Imbalances in the supply and demand for oil can have a dramatic effect on the price we receive for our production. We have been exporting most of our oil to the world markets. In connection with our contract extension, however, the MEMR may now require us to sell up to 20% of our oil production to the domestic market in Kazakhstan. If the MEMR enforces this provision of the addendum to our exploration contract, if we were denied an export quota or if our export quota were significantly reduced and we are required to sell a significant portion of our production to the domestic market in Kazakhstan, we anticipate the price we would receive per barrel of oil would be much lower than the price we currently realize which would lead to a significant decrease in revenues. Political instability, the economy, weather and other factors outside our control could also impact supply, demand and market prices.

Costs and Operating Expenses

The following table presents details of our expenses for the three months ended June 30, 2008 and 2007:

	For the three months ended June 30, 2008	For the three months ended June 30, 2007
Expenses:
Export duty	$ 1,352,917	$ -
Oil and gas operating(1)	2,340,843	1,039,889
General and administrative	4,337,641	3,306,325
Depletion(2)	3,333,289	1,250,637
Accretion expenses	95,958	28,668
Amortization and depreciation	63,659	55,848
Consulting expenses	11,727,500	-
Total	$ 23,251,807	$ 5,681,367
Expenses ($ per BOE):
Oil and gas operating(1)	7.14	5.26
Depletion (2)	10.17	6.33

(1)	Includes transportation cost, production cost and ad valorem taxes.
(2)	Represents depletion of oil and gas properties only.

Export Duty. On April 18, 2008 the government of the Republic of Kazakhstan introduced an export duty on several products (including crude oil). We became be subject to the duty in June 2008. The export duty for June 2008 amounted to $1,352,917. The formula for determining the amount of the crude oil export duty is based on a sliding scale that is tied to several factors, including the world market price for oil. The amount of the export duty can change with fluctuations in world oil prices. We anticipate that the accrual of export duty for the future fiscal quarters will lead to a significant increase in operating expenses.

Oil and Gas Operating Expenses. During the three months ended June 30, 2008 we incurred $2,340,843 in oil and gas operating expenses compared to $1,039,889 during the three months ended June 30, 2007. This significant increase is primarily the result of several factors, including increased royalty, salary and transportation expenses.

During the three months ended June 30, 2008 royalty paid to the Government increased by $644,875 or 251% compared to the three months ended June 30, 2007. The primary reason for the increase in royalty is two-fold. During the three months ended June 30, 2008 oil production increased 65% and our average sales price per barrel increased 81% as a result of exporting nearly all of our oil to the world markets. While royalty expenses increased significantly, as a percentage of total revenue, royalty expense remained nearly unchanged. We anticipate that royalty expenses will continue to fluctuate in proportion to production volume and realized sales price.

During the three months ended June 30, 2008 payroll and related payments to production personnel increased $81,877 or 68% compared to the three months ended June 30, 2007. As a result of increased production volume, we retained more production personnel during the three months ended June 30, 2008 than during the three months ended June 30, 2007.

Transportation expenses increased $574,202 or 87% as a result of the increased volume of oil we produced and transported. We anticipate transportation expenses will continue to increase with increases in production.

We calculate oil and gas operating expense per BOE based on the volume of oil actually sold rather than production volume because not all volume produced during the period is sold during the period. The related production costs are expensed only for the units sold, not produced.

While oil and gas operating expenses increased 125% during the three months ended June 30, 2008 compared to the three months ended June 30, 2007, expense per BOE increased 36% during the three months ended June 30, 2007. Expense per BOE increased as a result of increased production expenses. During the three months ended June 30, 2007 we sold 197,573 barrels of oil, during the three months ended June 30, 2008 we sold 327,757 barrels of oil. As expense per BOE is a function of total expense divided by the number of barrels of oil sold, the 66% increase in sales volume less than offset the 125% increase in expenses resulting in a 36%, or $1.88, increase in oil and gas operating expense per BOE.

General and Administrative Expenses. General and administrative expenses during the three months ended June 30, 2008 were $4,337,648 compared to $3,306,325 during the three months ended June 30, 2007. This represents a 31% increase in general and administrative expenses. This increase in general and administrative expenses was the result of several factors such as increased payroll and related costs, rent expense, taxes and professional services.

We recognized compensation expense of $567,889 during the three months ended June 30, 2008 resulting from restricted stock grants made to employees and outside consultants. By comparison, during the three months ended June 30, 2007 we recognized the compensation expense in the amount of $576,957 for restricted stock grants issued to employees and outside consultants.

The increase in general and administrative expense during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was primarily the result of:

•	a 44% increase in payroll and related costs as we hired additional administrative personnel to fulfill business needs, increased employee pay rates for existing employees;
•	a 48% increase in rent expense from renting special equipment, apartments and additional vehicles;
•	a 338% increase in taxes resulting from environmental payments; and
•	a 15% increase in professional services resulting from legal fees incurred in our ongoing litigation.

These increases more than offset the 2% decrease in compensation expense realized during the three months ended June 30, 2008.

Depletion. Depletion expense for the three months ended June 30, 2008 increased by $2,082,652 compared to the three months ended June 30, 2007. The major reason for this increase in depletion expense was a 66% increase in sales volume during in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase in depletion expense was also attributable to the fact that we drilled additional wells, continued workover on existing wells and developed additional infrastructure during the three months ended June 30, 2008.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2008 increased 14% compared to the three months ended June 30, 2007. The increase resulted from purchases of fixed assets during the quarter.

Income from Operations. During the three months ended June 30, 2008 we realized income from operations of $11,575,417 compared to an income from operations of $5,899,591 during the three months ended June 30, 2007. This increase in income from operations during the three months ended June 30, 2008 is the result of the 201% increase in revenue, which increase was only partially offset by a 309% increase in total expenses.

Other Income. During the fiscal three months ended June 30, 2008 we realized total other income of $1,745,906 compared to expense $489,903 during the three months ended June 30, 2007. This increase is largely attributable to $1,650,293 we received from a shareholder of the Company as disgorgement of profits earned in violation of the short-swing profit rules of Section 16b of the Securities Exchange Act of 1934.

Net Income. For all of the foregoing reasons, during the three months ended June 30, 2008 we realized net income of $13,321,323 or $0.30 per share compared to a net income of $3,882,257 or $0.09 for the three months ended June 30, 2007.

Liquidity and Capital Resources

Funding for our activities has historically been provided by funds raised through the sale of our common stock and debt securities. From inception on May 6, 2003 through June 30, 2008 we have raised approximately $94.6 million through the sale of our common stock. Additionally during the quarter ended September 30, 2007 we completed the placement of $60 million in principal amount of 5.0% convertible senior notes due in 2012.

Our need for capital is primarily to fund our ongoing operations to meet the drilling requirements of our minimum work program. For the period from inception through June 30, 2008, we have incurred capital expenditures of $209,806,190 for exploration, development and acquisition activities.

We will need to expend a minimum of $44.5 million by January 2013 to satisfy the minimum capital expenditure requirements of our exploration license. We anticipate that required financial resources will be derived from our current and future production revenues and commercial debt.

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

The Notes are convertible into shares of our common stock. The initial conversion price was set at US$7.2094 per share, subject to customary adjustments in certain circumstances, including but not limited to, changes of control and certain future equity financings, but shall not be adjusted below US$6.95.

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

For additional detail regarding the Notes, including adjustments to the initial conversion price and the registration right of the Noteholders and see Note 9 to the Notes to the Unaudited Consolidated Financial Statements, June 30, 2008.

The net proceeds from the Note issuance of approximately $56.2 million have been used to continue our drilling program. We anticipate that even with these funds and anticipated revenue from operations we will need to obtain additional funding to finance our operations.

In the event we are unable to obtain sufficient funding to fully explore our entire exploration contract territory, we may forego exploration of one or more of the potential fields within the Extended Territory. The failure to explore a particular field by the end of our exploration contract would terminate our rights to explore that field in the future and would preclude us from making application for a commercial production contract for that field.

Cash Flows

During the three months ended June 30, 2008 cash was primarily used to fund exploration expenditures. See below for additional discussion and analysis of cash flow.

	Three months ended June 30, 2008	Three months ended June 30, 2007

Net cash provided by operating activities	$ 33,328,226	$ 8,997,673
Net cash used in investing activities	$ (27,102,805)	$ (14,580,412)
Net cash provided by financing activities	$ -	$ -

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ 6,225,421	$ (5,582,739)

Our principal source of liquidity during the quarter ended June 30, 2008 was cash and cash equivalents. At March 31, 2008 cash and cash equivalents totaled approximately $17.2 million. At June 30, 2008 cash and cash equivalents had increased to approximately $23.5 million. During the three months ended June 30, 2008 we spent approximately $28.6 million to fund our drilling and development activities.

While we anticipate revenue to increase in upcoming quarters as new wells are completed and put into test production, at this time we cannot predict how much our production, and correspondingly, our revenue might increase. Moreover, with the imposition of the export duty in June 2008, we anticipate revenue from production may be significantly impacted. At current production rates, we expect that we will need to seek additional debt financing if we are to drill the additional wells we need to support our claims of commercially producible reserves in each field within our contract territory by the end of the term of our exploration contract. While we are in preliminary negotiations with a party to provide us a revolving credit facility, we have not at this time executed any definitive agreements. There is no guarantee that we will be able to secure additional funding on acceptable terms, or at all.

Certain operating cash flows are denominated in local currency and are translated into U.S. dollars at the exchange rate in effect at the time of the transaction. Because of the potential for civil unrest, war and asset expropriation, some or all of these matters, which impact operating cash flow, may affect our ability to meet our short-term cash needs.

Contractual Obligations and Contingencies

The following table lists our significant commitments at June 30, 2008, excluding current liabilities as listed on our consolidated balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital Expenditure Commitment(1)	$ 44,510,000	$ 70,000	$ 28,825,000	$ 15,615,000	$ -
Due to the Government of the Republic of Kazakhstan(2)	11,344,880	-	-	11,344,880	-
Liquidation Fund	3,889,897	-	3,889,897	-	-
Consultant Fee(3)	4,000,000	4,000,000	-	-	-
Total	$ 63,744,777	$ 4,070,000	$ 32,714,897	$ 26,959,880	$ -

(1)   Under the terms of our subsurface exploration contract we are required to spend a total of $93.2 million in exploration activities on our properties, including a minimum of $70 thousand till July 2009, $6.8 million till January 2010, $12.7 million till January 2011, $18.7 million till January 2012 and $6.3 million till January 2013. As of June 30, 2008, we have spent a total of $219.8 million in exploration activities.

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

(3)   In November 2007 we entered into a consulting agreement with Caspian Energy Consulting Ltd. (“Consultant”). The consulting agreement provides that in the event the Consultant is successful in execution and delivery to us of a new exploration contract for a new contract territory, the Company will pay the amount of $4,000,000. The consulting agreement shall remain in force until terminated by either party. As of June 30, 2008 the Consultant has not obtained a new exploration contract for a new contract territory.

Off-Balance Sheet Financing Arrangements

As of June 30, 2008, we had no off-balance sheet financing arrangements.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Our primary market risks are fluctuations in commodity prices and foreign currency exchange rates. We do not currently use derivative commodity instruments or similar financial instruments to attempt to hedge commodity price risks associated with future crude oil production.

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for crude oil. Prices also affect the amount of cash flow available for capital expenditures and our ability to either borrow or raise additional capital. Price affects our ability to produce crude oil economically and to transport and market our production either through export to international markets or within Kazakhstan. Our crude oil sales in the international market during our first fiscal quarter 2009 were based on prevailing market prices at the time of sale less applicable discounts due to transportation.

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

As of the end of the period covered by this report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Legal Proceedings

See Note 18 “Commitments and Contingencies” to the Notes to the Consolidated Financial Statements under Part I – Item 1of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2008 Annual Report on Form 10-K, as amended, including under the heading “Item 1A. Risk Factors” of Part I, which risks could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities

On July 17, 2008 at the recommendation of the compensation committee of the board of directors, the Company’s board of directors approved, subject to certain vesting requirements, restricted stock awards to certain executive officers, directors, employees and outside consultants of the Company pursuant to the BMB Munai, Inc. 2004 Stock Incentive Plan (the “2004 Plan”) The total number of shares granted was 1,330,000. Among the parties receiving restricted stock grants were the following:

Name	Position with Company	Restricted Stock Granted

Boris Cherdabayev	Chairman of the Board of Directors	300,000
Gamal Kulumbetov	Chief Executive Officer	100,000
Askar Tashtitov	President	140,000
Toleush Tolmakov	Director Emir Oil LLP	150,000

Grants were made to 14 people, 12 of whom are non-U.S. persons. The restricted stock grants were made without registration pursuant to Regulation S of the Securities Act Rules and/or Section 4(2) under the Securities Act of 1933.

The restricted stock grants awarded to Mr. Cherdabayev, Mr. Kulumbetov, Mr. Tashtitov and Mr. Tolmakov were awarded on the same terms and subject to the same vesting requirements. More specifically, the restricted stock grants will vest to the grantees at such time as either of the following events occurs (the “Vesting Events”): i) the one-year anniversary of the grant date; or ii) the occurrence of an Extraordinary Event.

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

The shares representing the restricted stock grants shall be issued as soon as practicable, will be deemed outstanding from the date of grant, and will be held in escrow by the Company subject to the occurrence of a Vesting Event. The grantees will have the right to vote the shares, receive dividends and enjoy all other rights of ownership over the entire grant amount from the grant date, except for the right to transfer, assign, pledge, encumber, dispose of or otherwise directly or indirectly profit or share in any profit derived from a transaction in the shares prior to the occurrence of a Vesting Event. Shares will only vest to the grantee if the grantee is employed by the Company at the time a Vesting Event occurs. If a Vesting Event has not occurred at the time a grantee’s employment with the Company ceases, for any reason, the entire grant amount shall be forfeited back to the Company.

The description of the terms of restricted stock grants to Mr. Cherdabayev, Mr. Tashtitov, Mr. Tolmakov and Mr. Kulumbetov contained in this report are summaries only and are qualified in their entirety by reference to the form restricted stock grant agreement, a copy of which is attached as an exhibit to this report.

Item 4. Submission of Matters to a Vote of Security Holders

On July 17, 2008, we held our annual meeting of stockholders to vote on the following matters:

•	to elect directors to our Board of Directors;
•	to approve and adopt the BMB Munai, Inc. 2009 Equity Incentive Plan (the “Plan”); and
•	to ratify the appointment of Hansen, Barnett & Maxwell, P.C. as the independent registered public accounting firm of the Company for the 2009 fiscal year.

The number of shares outstanding and entitled to vote upon these matters was 44,784,134. The number of shares represented at the annual meeting of stockholders, present or by proxy was 33,229,845.

At the meeting three individuals, Troy Nilson, Valery Tolkachev and Askar Tashtitov were nominated to fill directorships for a period of three years and until their successors are elected and qualified. Following are the results of voting in the election of directors:

	Votes For	Votes Withheld
Troy Nilson	30,963,934	2,150,011
Valery Tolkachev	26,735,597	6,378,348
Askar Tashtitov	26,999,388	6,114,557

21,135,008 shares voted to approve and adopt the Plan, 5,986,960 shares voted against the Plan and 1,726,013 shares abstained from voting.

31,398,418 shares voted to ratify the appointment of Hansen, Barnett & Maxwell, P.C. as our independent registered public accounting firm for the 2009 fiscal year, 200 shares voted against and 1,715,328 shares abstained from voting on the matter.

No other items were submitted to a vote of our stockholders at the annual meeting.

Item 6. Exhibits

Exhibits. The following exhibits are included as part of this report:

Exhibit 10.1	Form Restricted Stock Grant Agreement

Exhibit 10.2	Employment Agreement – Leonard Stillman

Exhibit 12.1	Computation of Earnings to Fixed Charges

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to
Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.

BMB MUNAI, INC.

Date:	August 11, 2008	/s/ Gamal Kulumbetov
Gamal Kulumbetov Chief Executive Officer

Date:	August 11, 2008	/s/ Leonard Stillman
Leonard Stillman Interim Chief Financial Officer