Form 10-Q
period 2008-09-30
BMB MUNAI INC
filed 2008-11-10
CIK 924805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008

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

Large accelerated Filer [ ]	Accelerated Filer ☒
Non-accelerated Filer [ ]	Smaller Reporting Company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes [ ]	No ☒

As of November 5, 2008, the registrant had 47,378,420 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Consolidated Financial Statements

BMB MUNAI, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Notes	September 30, 2008 (unaudited)	March 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$ 11,959,948	$17,238,837
Trade accounts receivable		761,298	5,865,712
Prepaid expenses and other assets, net	4	6,108,567	3,415,261

Total current assets		18,829,813	26,519,810

LONG TERM ASSETS
Oil and gas properties, full cost method, net	5	230,397,233	183,042,971
Inventories for oil and gas projects	6	15,707,317	11,008,898
Prepayments for materials used in oil and gas projects		313,118	11,893,451
Other fixed assets, net		7,016,480	3,134,090
Construction in progress	7	7,761,561	7,261,561
Long term VAT recoverable	8	9,898,226	8,106,397
Convertible notes issue cost		2,869,294	3,248,218
Restricted cash		622,697	622,697

Total long term assets		274,585,926	228,318,283

TOTAL ASSETS		293,415,739	254,838,093

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$ 25,620,571	$ 21,374,723
Taxes payable		499,863	906,909
Accrued coupon payment		641,667	641,667
Accrued liabilities and other payables		486,448	302,161
Total current liabilities		27,248,549	23,225,460

LONG TERM LIABILITIES
Convertible notes issued, net	9	60,925,172	60,535,455
Liquidation fund	10	4,382,462	3,728,531
Deferred taxes	16	7,544,716	7,544,716
Total long term liabilities		72,852,350	71,808,702

COMMITMENTS AND CONTINGENCIES	19	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	11	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized, 47,378,420 and 44,784,134 shares outstanding, respectively	11	47,378	44,784
Additional paid in capital	11	146,710,486	136,353,520
Retained earnings		46,556,976	23,405,627

Total shareholders’ equity		193,314,840	159,803,931

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 293,415,739	$ 254,838,093

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		Three months ended September 30,		Six months ended September 30,
	Notes	2008	2007	2008	2007
		(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	12	$ 22,758,160	$12,764,397	$ 57,585,384	$24,345,355

COSTS AND OPERATING EXPENSES
Export duty	13	4,386,983	-	5,739,900	-
Oil and gas operating		2,274,862	1,190,481	4,615,705	2,230,370
General and administrative		6,247,879	3,591,491	10,585,520	6,965,955
Consulting expenses	14	(3,065,000)	-	8,662,500	-
Depletion		3,085,836	1,256,318	6,419,125	2,506,955
Amortization and depreciation		83,081	56,371	146,740	112,219
Accretion expense		108,398	63,691	204,356	92,359
Total costs and operating expenses		13,122,039	6,158,352	36,373,846	11,907,858

INCOME FROM OPERATIONS		9,636,121	6,606,045	21,211,538	12,437,497

OTHER INCOME / (EXPENSE)
Foreign exchange gain / (loss), net		11,539	415,688	41,575	(77,550)
Disgorgement funds received	15	-	-	1,650,293	-
Interest income		176,899	548,335	307,191	639,390
Other income/(expense), net		5,467	(89,655)	(59,248)	(109,236)
Total other income/(expense)		193,905	874,368	1,939,811	452,604

INCOME BEFORE INCOME TAXES		9,830,026	7,480,413	23,151,349	12,890,101

INCOME TAX EXPENSE	16	-	(2,543,340)	-	(4,070,771)

NET INCOME		$ 9,830,026	$4,937,073	$ 23,151,349	$8,819,330

BASIC NET INCOME PER COMMON SHARE	17	$ 0.21	$ 0.11	$ 0.50	$ 0.20
DILUTED NET INCOME PER COMMON SHARE	17	$ 0.21	$ 0.11	$ 0.50	$ 0.20

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended September 30,		2008 (unaudited)	2007 (unaudited, restated)
	Notes
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$ 23,151,349	$ 8,819,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion	5	6,419,125	2,506,955
Depreciation and amortization		146,740	112,219
Accretion expenses	10	204,356	92,359
Stock based compensation expense to non-employees	14	7,662,500	-
Stock based compensation expense	11	2,647,059	1,153,914
Income tax		-	4,070,771
Changes in operating assets and liabilities:
Decrease/(increase) in trade accounts receivable		5,104,414	(1,194,380)
Increase in prepaid expenses and other assets		(2,693,306)	(6,009,116)
Increase in VAT recoverable		(1,791,829)	(1,630,043)
Increase in current liabilities		4,023,089	2,786,497

Net cash provided by operating activities		44,873,497	10,708,506

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	5	(50,723,854)	(30,247,382)
Purchase of other fixed assets		(4,360,447)	(474,761)
Cash paid for convertible notes coupon, capitalized as oil and gas properties		(1,500,000)	-
Decrease/(increase) in prepayments for materials used in oil and gas projects		11,580,333	(2,048,966)
(Increase)/decrease in inventories for oil and gas projects		(4,698,419)	2,115,288
Increase in construction in progress		(500,000)	(730,759)
Net cash used in investing activities		(50,202,387)	(31,386,580)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Common Stock Options and Warrants	11	50,001	-
Proceeds from issuance of convertible debt		-	56,210,763
Net cash provided by financing activities		50,001	56,210,763

NET CHANGE IN CASH AND CASH EQUIVALENTS		(5,278,889)	35,532,689
CASH AND CASH EQUIVALENTS at beginning of period		17,238,837	12,172,940
CASH AND CASH EQUIVALENTS at end of period		$ 11,959,948	$ 47,705,629

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(CONTINUED)

For the Six Months Ended September 30,		2008 (unaudited)	2007 (unaudited, restated)
	Notes
Non-Cash Investing and Financing Activities
Asset retirement obligation incurred in property development	10	$ 449,575	$ 316,802
Coupon payment on convertible notes, capitalized as part of oil and gas properties	9	1,500,000	641,667
Accretion of discount on convertible notes, capitalized as part of oil and gas properties	9	389,717	153,360
Amortization of convertible notes issue costs, capitalized as part of oil and gas properties		$ 378,924	$ 162,095

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

NOTE 1 - DESCRIPTION OF BUSINESS

The corporation now known as BMB Munai, Inc., a Nevada corporation, (“BMB Munai” or the “Company”) was originally incorporated in Utah in July 1981. On February 7, 1994, the corporation changed its name to InterUnion Financial Corporation (“InterUnion”) and its domicile to Delaware. BMB Holding, Inc. (“BMB Holding”) was incorporated on May 6, 2003 for the purpose of acquiring and developing oil and gas fields in the Republic of Kazakhstan. On November 26, 2003, InterUnion executed an Agreement and Plan of Merger (the “Agreement”) with BMB Holding. As a result of the merger, the shareholders of BMB Holding obtained control of the corporation. BMB Holding was treated as the acquiror for accounting purposes. A new board of directors was elected that was comprised primarily of the former directors of BMB Holding and the name of the corporation was changed to BMB Munai, Inc. BMB Munai changed its domicile from Delaware to Nevada on December 21, 2004.

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

Currently the Company has completed twenty-two wells with an additional two wells in progress. As discussed in more detail in Note 2, the Company engages in exploration of its licensed territory pursuant to an exploration license and has not yet applied for or been granted a commercial production license.

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

SEPTEMBER 30, 2008

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

Restatement of Financial Statements

The consolidated statement of cash flows for the six months ended September 30, 2007 has been restated to correct the classification of inventories of materials for oil and gas projects and prepayments for materials used in oil and gas projects from current assets to long term assets. The Company concluded inventories of materials for oil and gas projects and prepayments for materials used in oil and gas projects should be treated as long term assets due to their future classification to oil and gas properties once the materials are used in the projects. The correction of these balances had no effect on the previously reported net income. The effects of the restatements were as follows:

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

	As Previously Reported	Effect of Restatement	As Restated
Consolidated Statement of Cash Flows
For the six months ended September 30, 2007
Decrease in inventories	$ 2,115,288	$ (2,115,288)	$ -
Increase in prepaid expenses and other assets	(8,058,082)	2,048,966	(6,009,116)
Net cash provided by operating activities	10,774,828	(66,322)	10,708,506
Increase in prepayments for materials used in oil and gas projects	-	(2,048,966)	(2,048,966)
Decrease in inventories for oil and gas projects	-	2,115,288	2,115,288
Net cash used in investing activities	(31,452,902)	66,322	(31,386,580)
Net change in cash and cash equivalents	$ 35,532,689	$ -	$ 35,532,689

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

Licences and contracts

Emir Oil LLP is the operator of the Company’s oil and gas fields in Western Kazakhstan. The Government of the Republic of Kazakhstan (the “Government”) initially issued the license to Zhanaozen Repair and Mechanical Plant on April 30, 1999 to explore the Aksaz, Dolinnoe and Emir oil and gas fields (the “ADE Block” or the “ADE Fields”). On June 9, 2000, the contract for exploration of the Aksaz, Dolinnoe and Emir oil and gas fields was entered into between the Agency of the Republic of Kazakhstan on Investments and the Zhanaozen Repair and Mechanical Plant. On September 23, 2002, the contract was assigned to Emir Oil LLP. On September 10, 2004 the Government extended the term of the Contract for exploration and License from five years to seven years through July 9, 2007. On February 27, 2007, the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan (“MEMR”) granted a second extension of the Company’s exploration contract. Under the terms of the contract extension, the exploration period was extended to July 2009 over the entire exploration contract territory. On December 7,

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

2004 the Government assigned to Emir Oil LLP exclusive right to explore an additional 260 square kilometers of land adjacent to the ADE Block, which is referred to as the “Southeast Block.” The Southeast Block includes the Kariman field and the Yessen and Borly structures and is governed by the terms of the Company’s original contract. On June 24, 2008 the MEMR agreed to extend the exploration stage of the Company’s contract from July 2009 to January 2013 in order to permit the Company to conduct additional exploration drilling and testing activities within the ADE Block and the Southeast Block.

On October 15, 2008 the MEMR approved Addendum # 6 to Contract No. 482 with Emir Oil LLP, dated June 09, 2000 extending Emir Oil LLP’s exploration territory from 460 square kilometers to a total of 850 square kilometers (approximately 210,114 acres). The additional territory is located to the north and west of the Company’s current exploration territory, extending the exploration territory toward the Caspian Sea and is referred to herein as the Northwest Block.

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

Major Customers

During the six months ended September 30, 2008 and 2007, sales to one customer represented 96% of total sales volume. The loss of this customer could have a material adverse affect on the Company, although there is an available market for the Company’s crude oil and natural gas production from other purchasers.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

Share-based compensation incurred for the six months ended September 30, 2008 and 2007 was $10,309,559 and $1,153,914, respectively.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Export duty

The formula for determining the amount of the crude oil export duty is based on a sliding scale that is tied to the world market price for oil. The amount of the export duty can change with fluctuations in world oil prices. The export duty fees are expensed as incurred and are classified as costs and operating expenses.

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

SEPTEMBER 30, 2008

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

The Company periodically assesses its inventories for obsolete or slow moving stock and records an appropriate provision, if there is any. The Company has assessed inventory at September 30, 2008 and no provision for obsolete inventory has been provided.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

Maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized as leasehold improvements, which are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease.

Other fixed assets of the Company are evaluated annually for impairment. If the sum of expected undiscounted cash flows is less than net book value, unamortized costs of other fixed assets will be reduced to a fair value.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

Recent accounting pronouncements

In May 2008, the FASB issued Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”. This Statement requires that an insurance enterprise recognize a claim liability when the insurance enterprise expects, based on the present value of expected net cash outflows to be paid under the insurance contract discounted using a risk-free rate, that a claim loss will exceed the unearned premium revenue. That approach is similar to the recognition approach for some liabilities for future policy benefits relating to a long-duration insurance contract in Statement 60. An insurance enterprise is required to measure the claim liability equal to the present value of expected net cash outflows. Expected net cash outflows are probability-weighted cash flows that reflect the likelihood of all possible outcomes for payments by the insurance enterprise under the insurance contract. Under this Statement, the expected net cash outflows

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

are developed using the insurance enterprise’s own assumptions about the likelihood of all possible outcomes based on all information available to the insurance enterprise (including relevant market information). An insurance enterprise is required to provide expanded disclosures about financial guarantee insurance contracts. Those disclosures would focus, in part, on the information included in the risk-management activities used by the insurance enterprise to evaluate credit deterioration in its insured financial obligations, including (1) the groupings or categories used to track insured financial obligations with credit deterioration, (2) the insurance enterprise’s policies for placing an insured financial obligation in and monitoring each grouping or category, and (3) financial information about the insured financial obligations included within those groupings and categories. This Statement is effective for financial statements issued for the fiscal years and interim periods beginning after December 15, 2008. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

NOTE 3 - CASH AND CASH EQUIVALENTS

As of September 30, 2008 and March 31, 2008 cash and cash equivalents included:

	September 30, 2008	March 31, 2008

US Dollars	$ 11,855,572	$ 17,088,631
Foreign currency	104,376	150,206
	$ 11,959,948	$ 17,238,837

As of September 30, 2008 and March 31, 2008 cash and cash equivalents included $7,550,911 and $14,203,574 placed in money market funds having 30 day simple yields of 2.00% and 2.58%, respectively.

NOTE 4 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of September 30, 2008 and March 31, 2008, were as follows:

	September 30, 2008	March 31, 2008

Advances for services	$ 5,569,038	$ 3,121,580
Other	886,506	640,658

Reserves against uncollectible advances and prepayments	(346,977)	(346,977)
	$ 6,108,567	$ 3,415,261

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

NOTE 5 - OIL AND GAS PROPERTIES

Oil and gas properties using the full cost method as of September 30, 2008 and March 31, 2008, were as follows:

	September 30, 2008	March 31, 2008

Cost of drilling wells	$ 92,719,508	$ 72,109,470
Professional services received in exploration and development activities	52,149,861	39,229,037
Material and fuel used in exploration and development activities	48,779,866	35,184,595
Subsoil use rights	20,788,119	20,788,119
Geological and geophysical	7,587,467	5,595,496
Deferred tax	7,219,219	7,219,219
Capitalized interest, accreted discount and amortized bond issue costs on convertible notes issued	5,486,782	3,218,141
Infrastructure development costs	2,810,708	2,099,444
Other capitalized costs	12,097,958	10,422,580
Accumulated depletion	(19,242,255)	(12,823,130)
	$ 230,397,233	$ 183,042,971

The purchase of Emir Oil LLP has been accounted for as a non-taxable business combination. Since goodwill was not recognized in this stock-based subsidiary acquisition involving oil and gas properties, a recognition of a deferred tax liability related to the acquisition increases the financial reporting basis of the oil and gas properties.

NOTE 6 – INVENTORIES FOR OIL AND GAS PROJECTS

As of September 30, 2008 and March 31, 2008 inventories included:

	September 30, 2008	March 31, 2008

Construction material	$ 14,509,102	$ 10,155,334
Spare parts	86,653	35,770
Other	1,111,562	817,794
	$ 15,707,317	$ 11,008,898

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

In accordance with terms of the Agreement, as of September 30, 2008 and March 31, 2008, the Company has made payments of $7,761,561 and $7,261,561, respectively,  for development of project documentation, purchase of equipment, transportation and customs, and construction of a gas pipe-line.

NOTE 8 - LONG TERM VAT RECOVERABLE

As of September 30, 2008 and March 31, 2008 the Company had long term VAT recoverable in the amount of $9,898,226 and $8,106,397, respectively. The VAT recoverable is a Tenge denominated asset due from the Republic of Kazakhstan. The VAT recoverable consists of VAT paid on local expenditures and imported goods. VAT charged to the Company is recoverable in future periods as either cash refunds or offsets against the Company's fiscal obligations, including future income tax liabilities. Management cannot estimate which part of this asset will be realized in the current year because in order to return funds or offset this tax with other taxes a tax examination must be performed by local Kazakhstan tax authorities. During the six months ended September 30, 2008 the Company received refunds of VAT in the amount of $1,860,541.

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

SEPTEMBER 30, 2008

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

The net proceeds from the issuance of the Notes have been used for further exploration of the Company’s oil and gas drilling and production activities in western Kazakhstan.

The Company granted a registration right to the Noteholders. The Company agreed to file, pursue to effectiveness and maintain effective a registration statement in respect of the Notes and the underlying shares of common stock issuable upon the conversion of the Notes (collectively, the “Covered Securities”), until such time as all Covered Securities:

•	have been effectively registered under the Securities Act and disposed of in accordance with the registration statement relating thereto;

•	may be resold without restriction pursuant to Rule 144 under the Securities Act or any successor provision thereto;

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

As of September 30, 2008 and March 31, 2008 the Company has accrued interest of $641,667 and $641,667, respectively, relating to the convertible notes outstanding. The Company has also amortized the discount on the convertible notes (difference between the redemption amount and the carrying amount as of the date of issue) in the amount of $925,172 and $535,455 as of September 30, 2008 and March 31, 2008, respectively. The carrying value of convertible notes will be accreted to the redemption value of $64,323,785.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

As of September 30, 2008 and March 31, 2008 the convertible notes payable amount is presented as follows:

	September 30, 2008	March 31, 2008

Convertible notes redemption value	$ 64,323,785	$ 64,323,785
Unamortized discount	(3,398,613)	(3,788,330)
	$ 60,925,172	$ 60,535,455

In accordance with SFAS No. 34, Capitalization of Interest and FIN 33, Applying FASB Statement No. 34 to Oil and Gas Producing Operations Accounted for by the Full Cost Method and Interpretation of FASB Statement No. 34, accrued interest expense in the amount of $1,500,000 and accretion expense relating to the discount on convertible notes (difference between the redemption amount and the carrying amount as of the date of issue) in the amount of $389,717 was capitalized to oil and gas properties for the six months ended September 30, 2008.

NOTE 10 - LIQUIDATION FUND

A reconciliation on the Liquidation Fund (Asset Retirement Obligation) at September 30, 2008 and March 31, 2008 is as follows:

Total

At March 31, 2008	$ 3,728,531

Accrual of liability	449,575
Accretion expenses	204,356

At September 30, 2008	$ 4,382,462

Management believes that the liquidation fund should be accrued for future abandonment costs of 22 wells located in the Dolinnoe, Aksaz, Emir and Kariman oil fields. Management believes that these obligations are likely to be settled at the end of the production phase at these oil fields.

At September 30, 2008, undiscounted expected future cash flows that will be required to satisfy the Company’s obligation by 2013 for the Dolinnoe, Aksaz, Emir and Kariman fields, respectively, are $6,703,585. After application of a 10% discount rate, the present value of the Company’s liability at September 30, 2008 and March 31, 2008 was $4,382,462 and $3,728,531, respectively.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

NOTE 11 - SHARE AND ADDITIONAL PAID IN CAPITAL

Share-Based Compensation

During the fiscal year ended March 31, 2005 the shareholders of the Company approved an incentive stock option plan (the “2004 Plan”) under which directors, officers and key personnel may be granted options to purchase common shares of the Company, as well as other stock-based awards. 5,000,000 common shares were reserved for issuance under the 2004 Plan. The Board determines the terms of options and other awards made under the 2004 Plan. Under the terms of the 2004 Plan, no incentive stock options shall be granted with an exercise price at a discount to the market.

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

Common Stock Grants

On March 30, 2007, the Company granted common stock to officers, employees and outside consultants of the Company under the Plan. The total number of restricted common shares granted was 950,000. The restricted stock grants were valued at $5.38 per share. The restricted stock grants were awarded on the same terms and subject to same vesting requirements. The restricted stock grants will vest to the grantees at such time as either of the following events occurs (the "Vesting Events"): i) the Company enters commercial production and is granted a commercial production license from the Republic of Kazakhstan; or ii) the occurrence of an Extraordinary Event. An “Extraordinary Event” is defined in the restricted stock agreement as any consolidation or merger of the Company or any of its subsidiaries with another person, or any acquisition of the Company or any of its subsidiaries by any person or group of persons, acting in concert, equal to thirty percent (30%) or more of the outstanding stock of the Company or any of its subsidiaries, or the sale of all or substantially all of the assets of the Company or any of its subsidiaries. In the event of an Extraordinary Event, the grants shall be deemed full vested one day prior to the effective date of the Extraordinary Event. The Board of Directors shall determine conclusively whether or not an Extraordinary Event has occurred and the grantees have agreed to be bound by the determination of the Board of Directors. The grantees have the right to vote the shares, receive dividends and enjoy all other rights of ownership over the entire grant amount from the grant date, except for the

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

right to transfer, assign, pledge, encumber, dispose of or otherwise directly or indirectly profit or share in any profit derived from a transaction in the shares prior to the occurrence of a Vesting Event. Shares will only vest to the grantee if the grantee is employed by the Company at the time a Vesting Event occurs. If a Vesting Event has not occurred at the time a grantee's employment with the Company ceases, for any reason, the entire grant amount shall be forfeited back to the Company. Compensation expense in the amount of $1,135,778 was recognized in the Consolidated Statement of Operations and Consolidated Balance Sheet for the six months ended September 30, 2008.

As of September 30, 2008, there was $1,703,667 of total unrecognized non-cash compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.75 years.

As further discussed in Note 14, on June 24, 2008, the Company was granted an extension of its existing exploration contract from July 2009 to January 2013. In connection therewith, the Company became obligated to issue 1,750,000 common shares to a consultant as the success fee for assisting the Company to obtain the extension. The shares are valued at $6.13 per share, which was the closing market price of Company’s shares on June 24, 2008.

On September 16, 2008 this consulting agreement between the Company and the consultant discussed in the preceding paragraph was revised and parties agreed to decrease number of shares issued for services provided by 500,000 shares. The non-cash compensation expenses for consulting services were reversed in the amount of $3,065,000 (500,000 shares valued at $6.13 per share which was the closing market price of Company’s shares on June 24, 2008) for the three months ended September 30, 2008.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

Non-cash compensation expense in the amount of $1,511,281 was recognized in the Consolidated Statement of Operations and Consolidated Balance Sheet for the six month ended September 30, 2008.

As of September 30, 2008, there was $5,843,619 of total unrecognized non-cash compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.75 years.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Stock Options

Stock options outstanding and exercisable as of September 30, 2008, were as follows:

	Number of Shares	Weighted Average Exercise Price

As of March 31, 2008	1,170,583	$ 5.33

Granted	-	-
Exercised	-	-
Expired	-	-
As of September 30, 2008	1,170,583	$ 5.33

Additional information regarding outstanding options as of September 30, 2008, was as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Options	Weighted Average Exercise Price

$ 4.00 – $ 7.40	1,170,583	$ 5.33	4.66	1,170,583	$ 5.33

Warrants

On November 26, 2003, the Company granted warrants to placement agents in connection with funds raised on the Company’s behalf. These warrants granted the placement agents the right to purchase up to 142,857 shares of the Company’s common stock at an exercise price of $3.50 per share. These warrants have been offset to the proceeds as a cost of capital. On July 28, 2008, 14,286 of these warrants were exercised.

Warrants outstanding and exercisable as of September 30, 2008 were as follows:

	Number of Shares	Weighted Average Exercise Price

As of March 31, 2008	52,380	$ 3.50

Granted	-	-
Exercised	14,286	3.50
Expired	-	-
As of September 30, 2008	38,094	$ 3.50

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Additional information regarding warrants outstanding as of September 30, 2008 is as follows:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Warrants	Weighted Average Exercise Price

$ 3.50	38,094	$3.50	5.01	38,094	$3.50

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

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007

Export sales	$ 22,594,210	$ 12,367,488	$ 56,915,977	$ 23,948,446
Domestic sales	163,950	396,909	669,407	396,909

	$ 22,758,160	$ 12,764,397	$ 57,585,384	$ 24,345,355

NOTE 13 – EXPORT DUTY

On April 18, 2008 the government of the Republic of Kazakhstan introduced an export duty on several products (including crude oil). The Company became subject to the duty beginning in June 2008. The export duty for six month ended September 30, 2008 amounted to $5,739,900, which is being reported as a part of operating expenses. The formula for determining the amount of the crude oil export duty is based on a sliding scale that is tied to several factors, including the world market price for oil. The amount of export duty can change with fluctuations in world oil prices.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

On June 24, 2008, the Company was granted an extension of its existing exploration contract from July 2009 to January 2013. The compensation expenses for consulting services were recorded in the amount of $11,727,500, which represents $1,000,000 paid upon the execution of consulting agreement and non-cash share-based compensation in the amount of $10,727,500 as the successful fee for extension of time period for exploration. The share-based compensation represents 1,750,000 (500,000 shares for each additional year of exploration status extension) valued at $6.13 per share which was the closing market price of Company’s shares on June 24, 2008.

On September 16, 2008 this consulting agreement was revised and parties agreed to decrease number of shares issued for services provided by 500,000 shares to 1,250,000 shares. The non-cash compensation expenses for consulting services were reversed in the amount of $3,065,000 (500,000 shares valued at $6.13 per share which was the closing market price of Company’s shares on June 24, 2008) for the three months ended September 30, 2008.

The agreement also has a provision for the consultant to pursue new exploration contracts for new territories, which is described in Note 19.

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

SEPTEMBER 30, 2008

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

No provision for income taxes has been recorded by the Company for the six months ended September 30, 2008.

NOTE 17 - EARNINGS PER SHARE INFORMATION

The calculation of the basic and diluted earnings per share is based on the following data:

Three months ended September 30,			Six months ended September 30,
	2008	2007	2008	2007

Net income	$ 9,830,026	$ 4,937,073	$ 23,151,349	$ 8,819,330

Basic weighted-average common shares outstanding	47,525,050	44,690,657	46,219,458	44,690,657

Effect of dilutive securities
Warrants	11,520	58,384	16,389	56,530
Stock options	134,749	217,292	179,061	209,411

Dilutive weighted average common shares outstanding	47,671,319	44,966,333	46,414,908	44,956,598

Basic income per common share	$ 0.21	$ 0.11	$ 0.50	$ 0.20

Dilutive income per common share	$ 0.21	$ 0.11	$ 0.50	$ 0.20

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

The dilutive weighted average common shares outstanding for the three and six months ended September 30, 2008 does not include the effect of the potential conversion of the Notes because the average market share price for three and six months ended September 30, 2008 was lower than potential conversion price of the convertible notes for this period.

The dilutive weighted average common shares outstanding for the three and six months ended September 30, 2007 does not include the effect of the potential conversion of the Notes because conversion of the Notes is not contingent upon any market event. Rather, the Notes are convertible to common stock upon the first to occur of (a) the tenth New York business day following the Shelf Registration Statement Effective Date and (b) 13 July 2008.

NOTE 18 - RELATED PARTY TRANSACTIONS

The Company leases ground fuel tanks and other oil fuel storage facilities and warehouses from Term Oil LLC. The lease expenses for the six months ended September 30, 2008 and 2007, totaled to $84,730 and $60,776, respectively. Also the Company had accounts payable to Term Oil LLC in the amount of $125,554 and $53,624 as of September 30, 2008 and March 31, 2008, respectively. One of our significant shareholders and the director of Emir Oil LLP is the owner of Term Oil LLC.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Consulting Agreement

In November 2007 the Company entered into a consulting agreement with Caspian Energy Consulting Ltd. (“Consultant”). In addition to extending the existing exploration contracts, which is described in Note 14, the consulting agreement provides that in the event the Consultant is successful in execution and delivery to the Company of a new exploration contract for a new contract territory, the Company will pay the amount of $4,000,000. The consulting agreement shall remain in force until terminated by either party.

On October 15, 2008 the MEMR increased Emir Oil LLP’s contract territory from 460 square kilometers to 850 square kilometers. In connection with this extension, and any other territory extensions or acquisitions, the Consultant will be paid a share payment in restricted common stock for resources and reserves associated with any acquisition. The value of any acquisition property will be determined by reference to a 3D seismic study and a resource/reserve report by a qualified independent petroleum engineer acceptable to the Company. The acquisition value (“Acquisition Value”) will be equal to the total barrels of resources and reserves, as defined and determined by the engineering report multiplied by the following values:

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Resources at $.50 per barrel;

Probable reserves at $1.00 per barrel; and

Proved reserve at $2.00 per barrel.

The number of shares to be issued to the Consultant shall be the Acquisition Value divided by the higher of $6.50 or the average closing price of the Company’s trading shares for the five trading days prior to the issuance of the reserve/resource report, provided that in no event shall the total number of shares issuable to the Consultant exceed more than a total of 4,000,000 shares.

Historical Investments by the Government of the Republic of Kazakhstan

The Government of the Republic of Kazakhstan made historical investments in the ADE Block and the Southeast Block of $5,994,200 and $5,350,680, respectively. When and if, the Company applies for and, when and if, it is granted commercial production rights for the ADE Block and Southeast Block, the Company will be required to begin repaying these historical investments to the Government. The terms of repayment will be negotiated at the time the Company is granted commercial production rights.

Capital Commitments

Prior to the extension of the exploration period granted to Emir Oil LLP in June 2008, the terms of its subsurface exploration contract, required Emir Oil to spend a total of $48.8 million in exploration activities on the ADE Block and Southeast Block through July 2009. Through September 30, 2008 the Company had spent a total of $245.3 million in exploration activities.

In connection with the extensions granted in June and October 2008, the Company’s capital expenditure requirements have been revised. To retain its rights under the contract, the Company must spend $10.4 million by January 9, 2010. The Company must spend an additional $21.3 between January 10, 2010 and January 9, 2011, $27.2 million between January 10, 2011 and January 9, 2012 and $14.9 million between January 10, 2012 and January 9, 2013.

In addition to the minimum capital expenditure requirement, the Company must also comply with the other terms of the work program associated with the contract, which includes the drilling of at least ten new wells by January 9, 2013. The failure to meet the minimum capital expenditures or to comply with the terms of the work program could result in the loss of the subsurface exploration contract. The recent addendum to the Contract granting the territory extension also requires us to:

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

• make additional payments to the liquidation fund, stipulated by the Contract;

• make a one-time payment in the amount of $200,000 to the Astana Fund by the end of 2010; and

• make annual payments to social projects of the Mangistau Oblast in the amounts of $50,000 from 2009 to 2012.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

The Company appealed the court’s refusal to stay the litigation pending arbitration in Kazakhstan. On September 28, 2008, the Court of Appeals issued a decision in which it (a) reversed the district court's refusal to stay the claim for specific performance pending arbitration and (b) affirmed the balance of the district court's order.

NOTE 20 - FINANCIAL INSTRUMENTS

As of September 30, 2008 and March 31, 2008 cash and cash equivalents included deposits in Kazakhstan banks in the amount $807,566 and $2,211,352, respectively, and deposits in U.S. banks in the amount of $11,152,382 and $15,027,485, respectively. Kazakhstan banks are not covered by FDIC insurance, nor does the Republic of Kazakhstan have an insurance program similar to FDIC. Therefore, the full amount of our deposits in Kazakhstan banks was uninsured as of September 30, 2008 and March 31, 2008. The Company’s deposits in U.S. banks are also in non-FDIC insured accounts which means they too are not insured to the $100,000 FDIC insurance limit. To mitigate this risk, the Company has placed all of its U.S. deposits in a money market account that invests in U.S. government backed securities. As of September 30, 2008 and March 31, 2008 the Company made advance payments to Kazakhstan companies and government bodies in the amount $16,184,379 and $21,266,329, respectively. As of September 30, 2008 and March 31, 2008 restricted cash reflected in the long-term assets consisted of $622,697, deposited in a Kazakhstan bank and restricted to meet possible environmental obligations according to the regulations of Kazakhstan. Furthermore, the primary asset of the Company is Emir Oil LLP; an entity formed under the laws of the Republic of Kazakhstan.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Rule 175 promulgated thereunder, that involve inherent risks and uncertainties. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “seek,” “could,” “should,” “predict,” “continue,” “future,” “may” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other factors that could cause actual results, performance or events to differ materially from any results, performance or events expressed or implied by such forward-looking statements. All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and identified from time to time in our filings with the SEC including, among others, the following risk factors:

•	substantial or extended decline in oil prices;
•	inaccurate reserve estimates;
•	inability to enter a production contract with the Republic of Kazakhstan;
•	drilled prospects may not yield oil or natural gas in commercial quantities;
•	substantial losses or liability claims as a result of operations;
•	insufficient funds to meet our liquidity needs
•	complex laws that could affect the cost of doing business;
•	substantial liabilities to comply with environmental laws and regulations;
•	the need to replenish older depleting oil and natural reserves with new oil and natural gas reserves;
•	inadequate infrastructure in the region where our properties are located;
•	unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services;
•	unavailability or high price of transportation systems;
•	competition in the oil and gas industry; and
•	adverse government actions, imposition of new, or increases in existing, taxes and duties, political risks, expropriation of assets and risks of civil war, primarily in the Republic of Kazakhstan.

The above factors may affect future results, performance, events and the accuracy of any forward-looking statement. This list is illustrative but not exhaustive. In addition, new risks and uncertainties may arise from time to time. Accordingly, readers should not place undue reliance on any forward-looking statement.

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

Overview

BMB Munai is an independent oil and natural gas company engaged in the exploration, development, acquisition and production of crude oil and natural gas properties in the Republic of Kazakhstan (sometimes also referred to herein as the “ROK” or “Kazakhstan”). We hold a contract that allows us to explore and develop approximately 850 square kilometers in western Kazakhstan. Our contract grants us the right to explore and develop the ADE Block, which includes the Aksaz, Dolinnoe and Emir oil and gas fields, the Southeast Block, which includes the Kariman oil and gas field and the Borly and Yessen structures, and the newly granted territory referred to herein as the Northwest Block. The ADE Block, the Southeast Block and the Northwest Block are collectively referred to herein as “our properties.”

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

Minimum Work Program Requirements

In order to be assured that adequate exploration activities are undertaken during exploration stage, the MEMR establishes an annual mandatory minimum work program to be accomplished in each year of the exploration contract. Under the minimum work program the contractor is required to invest a minimum dollar amount in exploration activities within the contract territory, which may include geophysical studies, construction of field infrastructure or drilling activities. During the exploration stage, the contractor is also required to drill sufficient wells in each field to establish the existence of commercially producible reserves in any field for which it seeks a commercial production license. Failure to complete the minimum work program requirements for any particular field during the term of the exploration contract could preclude the contractor from receiving a longer-term production contract for such field, regardless the success of the contractor in proving commercial reserves during the partial fulfillment of the minimum work program.

The contract we hold follows the above format. The contract sets the minimum dollar amount we must expend during each year of our work program. Under our exploration license our work program year ends on July 9 each year until July 9, 2009. Thereafter our work program year end changes to January 9 of each year. Therefore our work program year does not coincide with our fiscal year. As a result these timing differences, the amounts reflected in the table below as “Actually Made” may differ from amounts disclosed elsewhere in our Management’s Discussion and Analysis or Consolidated Financial Statements, which present figures based on our fiscal year rather than our work program year.

Amount of Expenditure	Mandated by Contract	Actually Made
Prior to July 2007	$40,200,000	$104,750,000
July 2007 to July 2008	$8,480,000	$115,040,000
July 2008 to July 2009	$1,845,000	$ 25,480,000*
July 2009 to January 2010	$8,565,000	$ -
January 2010 to January 2011	$21,520,000	$ -
January 2011 to January 2012	$27,300,000	$ -
January 2012 to January 2013	$14,880,000	$ -
Total	$122,790,000	$245,270,000

* Investment as of September 30, 2008.

As reflected in the above table, in connection with the extension of the term and territory of our exploration contract, we agreed to expend not less than $74.1 million dollars in additional work program activities through January 9, 2013.

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

In Kazakhstan, typically, one exploratory well and two appraisal wells are sufficient to support a claim of commercially producible reserves in a particular field, although in some cases, commercial reserves have been demonstrated with fewer wells. The total number of wells the MEMR requires during exploration stage is generally determined by the number of fields or structures identified by the seismic studies done on a territory. 3D seismic studies completed on the ADE Block and the Southeast Block, have identified six potential fields or structures. We plan to perform 3D seismic studies on the Northwest Block to identify potential structures in that Block.

To date, we have drilled a total of 22 wells; - four wells in the Aksaz field, six wells in the Dolinnoe field, three wells in the Emir field and nine wells in the Kariman field. We also have one well in progress in each of the Aksaz and Kariman fields.

Pursuant to the terms of the extensions of our exploration contract, we will be required to drill not less than ten new wells, in addition to those that are currently in progress, by January 9, 2013, to determine the existence of commercially producible reserves within the various structures in our license territory. In addition to these wells, we anticipate we will be required to drill at least three wells in each structure that we intend to move to commercial production.

Establishing the Existence of Commercially Producible Reserves

Establishing the existence of commercially producible reserves is accomplished through drilling wells and engaging in test production of those wells during the exploration stage. We have established the presence of oil and/or natural gas in each of the Aksaz, Dolinnoe, Emir and Kariman fields and are engaged in testing to gather the necessary data and to determine whether commercially producible reserves exist in any of those fields. We have not drilled wells in the other structures in the Southeast Block or in the Northwest Block. The failure to establish commercially producible reserves within any particular field would not preclude us from applying for commercial production rights to other fields within our contract territory where we establish commercially producible reserves.

Preparation, Submission and Approval of a Development Plan

Our goal during exploration stage is to study the geology and geophysical characteristics of each field and individual well, with a view to qualifying for a longer-term commercial production contract. Once we complete drilling of a well, our emphasis focuses on an extended period of testing the well’s production characteristics and capacities to determine the best method for producing oil from the well and to gain insight into the further development of the entire field. During this stage of exploration, oil production is subject to wide fluctuations caused by varying pressures commonly experienced by new wells and by significant periods of well closure to accommodate various mandatory testing. The data gathered during these testing procedures will be submitted by us to a third-party independent petroleum institute in Kazakhstan and will be the basis for preparing a development plan. The development plan, which is submitted to the MEMR for review and approval, sets forth the parameters and guidelines for future commercial production and ongoing development of each field.

Taxes, Royalties and Duties

During exploration stage, we have the right to sell the oil and natural gas we recover during test production. As noted above, under our old exploration contract, we had been granted tax stability and were not required to pay export taxes. We were, however, required to pay a royalty at rates tied to annual crude oil production. Currently we are paying royalty at a rate of 2%. In connection with the extension of the term of our exploration contract and the adoption of a new tax code in the Republic of Kazakhstan, we will be required to renegotiate the taxes and royalties we pay. The Government of the Republic of Kazakhstan has stated that contract stability will be abolished from all agreements except Production Sharing Agreements. Therefore, we assume we will lose our tax stability and will be required to pay all applicable taxes on sales outside of the Kazakhstan domestic market. Until the new tax code is adopted, it is difficult to predict the rate at which we will be taxed and what royalty we will be required to pay.

As noted above, in June 2008 we became subject to a crude oil export duty on all oil sold outside the Kazakhstan domestic market. The formula for determining the amount of the crude oil export duty is based on a sliding scale that is tied to the world market price for oil.

We anticipate the imposition of the crude oil duty and the rent export tax will have a significant impact on our results of operations at least until the end of the calendar year when a new tax code may be adopted by the Republic of Kazkahstan. For instance, the export duty we paid during the period from the beginning of June 2008 to September 30, 2008 was approximately $5,379,900, or 17% of revenue during that period.

The export duty fluctuates with world oil prices. However, it is adjusted only quarterly. As a result, the duty lags behind world market price. In the current market where world oil price has dropped significantly in the past 60 days, we expect the export duty, as a percentage of revenue, to be much higher than it was in the period from June 2008 to September 2008.

Drilling Operations

During the quarter ended September 30, 2008 we have been engaged in drilling operations on 4 wells: Aksaz-2 and 6, Kariman-11 and Dolinnoe-7.

We completed drilling of Dolinnoe-7 on September 11, 2008 to a depth of 3,756 meters. We completed drilling of Aksaz-2 on September 25, 2008 to a depth of 4,292 meters. We have completed drilling of Kariman-11 on November 2, 2008 to a depth of 3,580 meters. Upon completion of drilling, we have commenced extensive testing activities on each well, including necessary geological studies and tests. These activities are ongoing.

Well Performance and Production

The following table sets forth the number of oil and natural gas wells in which we owned an interest as of September 30, 2008.

	Company-operated		Non-operated		Total
	Gross	Net	Gross	Net	Gross	Net

Oil	22	22	-	-	22	22
Natural Gas	-	-	-	-	-	-
Total	22	22	-	-	22	22

As of the fiscal quarter ended September 30, 2008, each of the 22 wells identified above was in test production, testing or workover. The Dolinnoe-7 well was perforated and commenced test production on September 26, 2008. This well produced for 5 days prior to the end of the reporting period. Aksaz-2 well was perforated on October 22, 2008, hence production from this well is not included in the production for reporting period.

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

Following is a brief description of the current production status of each of our 22 wells.

Well	Single Interval Production Rate for the Four Months ended October 31, 2008	Diameter Choke Size

Aksaz -1	44-57 bpd	4 mm
Aksaz -2 Aksaz-3	25-126 bpd 302-346 bpd	4 mm 4 mm
Aksaz -4	50 - 57 bpd	4 mm
Dolinnoe -1	50- 151 bpd	8 mm
Dolinnoe -2	13 - 245 bpd	2 mm
Dolinnoe -3	6-138 bpd	9 mm
Dolinnoe -5	0- 245 bpd(1)	5 mm
Dolinnoe -6	13-57 bpd	14 mm
Dolinnoe -7	113- 396 bpd	4 mm
Emir -1	0- 31 bpd	-
Emir - 2	0- 63 bpd(3)	-
Emir -6	0-94 bpd(4)	-
Kariman -1	44-111 bpd(5)	-
Kariman -2	302- 704 bpd	4 mm
Kariman -3	0 -82 bpd	-
Kariman -4	19- 352 bpd	6 mm
Kariman -5	9- 38 bpd(6)	5 mm
Kariman -6	371- 629 bpd	5 mm
Kariman -7	409-554 bpd	7 mm
Kariman -8	390 - 616 bpd	6 mm
Kariman -10	25-377 bpd(7)	4 mm

(1)   A first target was tested on March 27, 2008. The first week’s production was 110 bpd. In April it dropped to 63 bpd. For a couple of days the well was shut-in for a pressure build-up. After that the production dropped to 26 bpd. We carried out an acid injection and hydro-impulsive cleaning and aeration, however, it hasn’t yielded significant results. We conducted bottom-hole zone cleaning to stimulate oil flow in August 2008. At the present moment, the well is producing sporadically. We intend to complete a comprehensive study of oil flow stimulation activities, including installation of various pumps.

(2)   We are in the process of researching various available options for bringing back production from this well.

(3)

This well was completed during the quarter ended March 31, 2008. At the present moment, the well produces sporadically. We plan to install a downhole pump in this well when a workover rig becomes available. We expect the well to commence steady production upon completion of above-mentioned activities.

(4)   We carried out a hydraulic fracturing (breakdown) on this well during the quarter ended June 30, 2008. Production from this well requires installation of downhole pump which we plan to complete during the quarter ending December 31, 2008.

(5)

We have installed a downhole pump at the Kariman-1 well which resulted in steady production flow over the quarter ending September 30, 2008. We expect to alter pump characteristics to increase production once we complete activities to increase the oil-preparation capabilities of the group unit at the Kariman field during the quarter ending December 31, 2008.

(6)	We expect to install a downhole pump at the Kariman-5 well when a workover rig becomes available during the quarter ending December 31, 2008.
(7)

During the quarter ending September 30, 2008, we conducted extensive studying of the lower interval that was perforated. We expect to perforate the next upper interval during the quarter ending December 31, 2008, pending workover rig availability.

We are currently in the process of revising our planned capital expenditure program for the remainder of the current and the upcoming fiscal year to significantly reduce our planned capital expenditures. This decision is based on several factors.

During the past several years we have pursued an aggressive capital expenditure and drilling program. We pursued this aggressive strategy, in part, because if we did not complete our exploration activities and move our contract territory to commercial production by July 2009, our rights to the contract territory could have been terminated and reverted back to the Government of the Republic of Kazakhstan. With the grant of the extension of time to complete exploration activities, to January 2013, we now have more flexibility in the pace of our exploration drilling efforts and application for transition to commercial production.

As a result of reduced world oil prices and, correspondingly, revenues, we do not have sufficient capital available to continue to support the aggressive drilling strategy we pursued during the past several years. The reduction in anticipated revenues is due to several factors. The material drop in world oil prices has resulted in lower than expected revenue from production. The wells we have recently completed have not generated the production we anticipated. The decline curve on existing production has, in many cases, been more steep than expected, which has also contributed to lower production and revenue compared to expectations. And, finally, the imposition by the Republic of Kazakhstan of the export duty on all oil sold outside the domestic market in Kazakhstan, has had the effect of reducing our income by about 20%.

Given the foregoing, should current conditions persist we believe it may be more economically sound to significantly reduce our capital expenditures program in favor of spending more time and effort in stabilization and trying to increase production from our existing wellstock.

Results of Operations

Three months ended September 30, 2008, compared to the three months ended September 30, 2007.

Revenue and Production

The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the three months ended September 30, 2008 and the three months ended September 30, 2007.

			Three months ended September 30, 2008 to the three months ended September 30, 2007
	For the three	For the three	$	%
	months ended	months ended	Increase	Increase
	September 30, 2008	September 30, 2007	(Decrease)	(Decrease)

Production volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	310,999	215,953	95,046	44%
Barrels of Oil equivalent (BOE)	310,999	215,953	95,046	44%

Sales volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	309,521	215,123	94,398	44%
Barrels of Oil equivalent (BOE)	309,521	215,123	94,398	44%

Average Sales Price (1)
Natural gas ($ per Mcf)	-	-	-	-
Natural gas liquids ($ per Bbl)	-	-	-	-
Oil and condensate ($ per Bbl)	$ 73.53	$ 59.34	$ 14.19	24%
Barrels of Oil equivalent ($ per BOE)	$ 73.53	$ 59.34	$ 14.19	24%

Operating Revenue:
Natural gas	-	-	-	-
Natural gas liquids	-	-	-	-
Oil and condensate	$ 22,758,160	$12,764,397	$ 9,993,763	78%
Gain on hedging and derivatives (2)	-	-	-	-

(1)	At times, we may produce more barrels than we sell in a given period. The average sales price is calculated based on the average sales price per barrel sold, not per barrel produced.
(2)	We did not engage in hedging transactions, including derivatives during the three months ended September 30, 2008, or the three months ended September 30, 2007.

Revenues. We generate revenue under our exploration contract from the sale of oil recovered during test production. During the three months ended September 30, 2008 our oil production increased 44% compared to the three months ended September 30, 2007. This significant increase in production is primarily attributable to the fact that we had twenty wells in testing or test production during all or some portion of the three months ended September 30, 2008 compared to thirteen wells during all or some portion of the three months ended September 30, 2007.

During the three months ended September 30, 2008 we realized revenue from oil sales of $22,758,160 compared to $12,764,397 during the three months ended September 30, 2007. One contributing factor to the 78% increase in revenue was a 44% increase in sales volume. Another factor contributing to the increase in revenues was a 24% increase in the price per barrel we received for oil sales during the three months ended September 30, 2008 compared to the three months ended September 30, 2007. During the three months ended September 30, 2008 and 2007 we exported 98% and 92% of our oil, respectively to the world markets and realized the world market price for those sales. Revenue from oil sold to the world markets made up 99% and 97% of total revenue, respectively, during the three months ended September 30, 2008 and 2007. We currently anticipate revenues will be flat or lower in upcoming quarters for several reasons.

As discussed above, our revenue is sensitive to changes in the price we receive for our oil. Oil prices fluctuate in response to many factors that are outside our control. Imbalances in the supply and demand for oil can have a dramatic effect on the price we receive for our production. In the past 60 days world oil prices have dropped materially. This reduction in price has significantly reduced revenue from oil sales. Should world oil prices remain lower, we will continue to realize lower revenue.

In connection with our contract extension, the MEMR may require us to sell up to 20% of our oil production to the domestic market in Kazakhstan. Historically, sales to the domestic market in Kazakhstan would have resulted in a significant reduction in revenue and income from operations because the domestic market price has been markedly lower than world oil prices. As the gap between world oil prices and domestic prices shrinks, we may actually find it more financially attractive to sell our oil to the domestic market, at least in the short-term because sales to the domestic market are not subject to the export duty. We are currently investigating the possibility and impacts of increasing sales to the domestic market.

In addition to lower world oil prices, we also anticipate revenue to be lower as a result of lower production. Given the decline rates we are currently experiencing in our wells, coupled with the anticipated reduction in drilling of new wells, unless we are able to increase production from our existing well stock, we anticipate that we will begin to experience declining production in upcoming quarters. This too will lead to lower revenue.

Costs and Operating Expenses

The following table presents details of our expenses for the three months ended September 30, 2008 and 2007:

	For the three months ended September 30, 2008	For the three months ended September 30, 2007
Expenses:
Export duty	$ 4,386,983	$ -
Oil and gas operating(1)	2,274,862	1,190,481
General and administrative	6,247,879	3,591,491
Depletion(2)	3,085,836	1,256,318
Accretion expenses	108,398	63,691
Amortization and depreciation	83,081	56,371
Consulting expenses	(3,065,000)	-
Total	$ 13,122,039	$ 6,158,352
Expenses ($ per BOE):
Oil and gas operating(1)	7.35	5.53
Depletion (2)	9.97	5.84

(1)	Includes transportation cost, production cost and ad valorem taxes.
(2)	Represents depletion of oil and gas properties only.

Export Duty. On April 18, 2008 the government of the Republic of Kazakhstan introduced an export duty on several products (including crude oil). We became be subject to the duty in June 2008. The export duty for three month ended September 30, 2008 amounted to $4,386,983. The formula for determining the amount of the crude oil export duty is based on a sliding scale that is tied to the world market price for oil. The amount of the export duty can change with fluctuations in world oil prices. Fluctuations in the export duty, however, lag behind fluctuations in world oil prices by about 90 days. We anticipate that the export duty for the future fiscal quarters will fluctuate in proportion to our realized export revenues.

Oil and Gas Operating Expenses. During the three months ended September 30, 2008 we incurred $2,274,862 in oil and gas operating expenses compared to $1,190,481 during the three months ended September 30, 2007. This significant increase is the result of increased production volumes and other factors, including increased royalty, salary, production and transportation expenses.

During the three months ended September 30, 2008 royalty paid to the Government increased by $437,445 or 170% compared to the three months ended September 30, 2007. The primary reason for the increase in royalty is two-fold. During the three months ended September 30, 2008 oil production increased 44% and our average sales price per barrel increased 24% as a result of exporting nearly all of our oil to the world markets. While royalty expenses increased significantly, as a percentage of total revenue, royalty expense remained nearly unchanged. We anticipate that royalty expenses will continue to fluctuate in proportion to production volume and realized sales price.

During the three months ended September 30, 2008 payroll and related payments to production personnel increased $123,826 or 103% compared to the three months ended September 30, 2007. As a result of increased production volume, we retained more production personnel during the three months ended September 30, 2008 than during the three months ended September 30, 2007.

Transportation expenses increased $603,610 or 82% as a result of the increased volume of oil we produced and transported. We anticipate transportation expenses will continue to fluctuate with the production volumes.

We calculate oil and gas operating expense per BOE based on the volume of oil actually sold rather than production volume because not all volume produced during the period is sold during the period. The related production costs are expensed only for the units sold, not produced.

Oil and gas operating expenses increased 91% during the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Expense per BOE increased 33% during the three months ended September 30, 2008. Expense per BOE increased as a result of increased production expenses. During the three months ended September 30, 2007 we sold 215,123 barrels of oil, during the three months ended September 30, 2008 we sold 309,521 barrels of oil. As expense per BOE is a function of total expense divided by the number of barrels of oil sold, the 44% increase in sales volume less than offset the 91% increase in expenses resulting in a 33%, or $1.82, increase in oil and gas operating expense per BOE.

General and Administrative Expenses. General and administrative expenses during the three months ended September 30, 2008 were $6,247,879 compared to $3,591,491 during the three months ended September 30, 2007. This represents a 74% increase in general and administrative expenses. This increase in general and administrative expenses was the result of several factors such as increased payroll and related costs, rent expense, taxes and professional services.

We recognized non-cash compensation expense of $2,079,170 during the three months ended September 30, 2008 resulting from restricted stock grants made to employees. By comparison, during the three months ended September 30, 2007 we recognized the non-cash compensation expense in the amount of $576,957 for restricted stock grants issued to employees and outside consultants.

The increase in general and administrative expense during the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily the result of:

•	a 49% increase in payroll and related costs as we hired additional administrative personnel to fulfill business needs, increased employee pay rates for existing employees;
•	a 73% increase in rent expense from renting special equipment, apartments and additional vehicles;
•	a 145% increase in taxes resulting from environmental payments; and
•	a 16% increase in professional services resulting from legal fees incurred in our ongoing litigation.

Depletion. Depletion expense for the three months ended September 30, 2008 increased by $1,829,518 compared to the three months ended September 30, 2007. The major reason for this increase in depletion expense was a 44% increase in sales volume during in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase in depletion expense was also attributable to the fact that we drilled additional wells, continued workover on existing wells and developed additional infrastructure during the three months ended September 30, 2008.

Amortization and Depreciation. Depreciation and amortization expense for the three months ended September 30, 2008 increased 47% compared to the three months ended September 30, 2007. The increase resulted from purchases of fixed assets during the quarter.

Consulting Expense. On June 24, 2008, the Company was granted an extension of its existing exploration contract from July 2009 to January 2013. The compensation expenses for consulting services were recorded in the amount of $11,727,500, which represents $1,000,000 paid upon the execution of consulting agreement and non-cash share-based compensation in the amount of $10,727,500 as the successful fee for extension of time period for exploration. The share-based compensation represents 1,750,000 (500,000 shares for each additional year of exploration status extension) valued at $6.13 per share which was the closing market price of Company’s shares on June 24, 2008.

On September 16, 2008 this consulting agreement was revised and parties agreed to decrease number of shares issued for services provided by 500,000 shares. The non-cash compensation expenses for consulting services were reversed in the amount of $3,065,000 (500,000 shares valued at $6.13 per share which was the closing market price of Company’s shares on June 24, 2008) for the three months ended September 30, 2008.

Income from Operations. During the three months ended September 30, 2008 we realized income from operations of $9,636,121 compared to an income from operations of $6,606,045 during the three months ended September 30, 2007. This increase in income from operations during the three months ended September 30, 2008 is the result of the 78% increase in revenue, which increase was partially offset by a 113% increase in total expenses.

Other Income. During the three months ended September 30, 2008 we realized total other income of $193,905 compared to $874,368 during the three months ended September 30, 2007. This decrease is largely attributable to a decrease in interest income and in foreign exchange gain.

Net Income. For all of the foregoing reasons, during the three months ended September 30, 2008 we realized net income of $9,830,026 or $0.21 per share compared to a net income of $4,937,073 or $0.11 per share for the three months ended September 30, 2007.

Results of Operations

Six months ended September 30, 2008, compared to the six months ended September 30, 2007.

Revenue and Production

The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the six months ended September 30, 2008 and the six months ended September 30, 2007.

			Six months ended September 30, 2008 to the six months ended September 30, 2007
	For the six	For the six	$	%
	months ended	months ended	Increase	Increase
	September 30, 2008	September 30, 2007	(Decrease)	(Decrease)

Production volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	639,367	415,126	224,241	54%
Barrels of Oil equivalent (BOE)	639,367	415,126	224,241	54%

Sales volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	637,278	412,696	224,582	54%
Barrels of Oil equivalent (BOE)	637,278	412,696	224,582	54%

Average Sales Price (1)
Natural gas ($ per Mcf)	-	-	-	-
Natural gas liquids ($ per Bbl)	-	-	-	-
Oil and condensate ($ per Bbl)	$ 90.36	$ 58.99	$ 31.37	53%
Barrels of Oil equivalent ($ per BOE)	$ 90.36	$ 58.99	$ 31.37	53%

Operating Revenue:
Natural gas	-	-	-	-
Natural gas liquids	-	-	-	-
Oil and condensate	$ 57,585,384	$ 24,345,355	$ 33,240,029	137%
Gain on hedging and derivatives (2)	-	-	-	-

(1)	At times, we may produce more barrels than we sell in a given period. The average sales price is calculated based on the average sales price per barrel sold, not per barrel produced.
(2)	We did not engage in hedging transactions, including derivatives during the six months ended September 30, 2008, or the six months ended September 30, 2007.

Revenues. We generate revenue under our contract from the sale of oil recovered during test production. During the six months ended September 30, 2008 our oil production increased 54% compared to the six months ended September 30, 2007. This significant increase in production is primarily attributable to the fact that we had twenty-two wells in testing or test production during all or some portion of the six months ended September 30, 2008 compared to thirteen wells during all or some portion of the six month period ended September 30, 2007.

During the six months ended September 30, 2008 we realized revenue from oil sales of $57,585,384 compared to $24,345,355 during the six months ended September 30, 2007. The largest contributing factor to the 137% increase in revenue was a 54% increase in sales volume. Another factor contributing to the increase in revenues was a 53% increase in the price per barrel we received for oil sales during the six months ended September 30, 2008 compared to the six months ended September 30, 2007. During the six months ended September 30, 2008 and 2007 we exported 96% of our oil to the world markets and realized the world market price for those sales.

Costs and Operating Expenses

The following table presents details of our expenses for the six months ended September 30, 2008 and 2007:

	For the six months ended September 30, 2008	For the six months ended September 30, 2007
Expenses:
Export duty	$ 5,739,900	$ -
Oil and gas operating(1)	4,615,705	2,230,370
General and administrative	10,585,520	6,965,955
Depletion(2)	6,419,125	2,506,955
Accretion expenses	204,356	92,359
Amortization and depreciation	146,740	112,219
Consulting expenses	8,662,500	-
Total	$ 36,373,846	$ 11,907,858
Expenses ($ per BOE):
Oil and gas operating(1)	7.24	5.40
Depletion (2)	10.07	6.07

(1)	Includes transportation cost, production cost and ad valorem taxes.
(2)	Represents depletion of oil and gas properties only.

Export Duty. On April 18, 2008 the government of the Republic of Kazakhstan introduced an export duty on several products (including crude oil). We became be subject to the duty in June 2008. The export duty for the six months ended September 30, 2008 amounted to $5,739,900.

Oil and Gas Operating Expenses. During the six months ended September 30, 2008 we incurred $4,615,705 in oil and gas operating expenses compared to $2,230,370 during the six months ended September 30, 2007. This significant increase is primarily the result of increased production volumes and other factors, including the increased royalty, salary and production expenses.

During the six months ended September 30, 2008 royalty paid to the Government increased by $1,082,320 or 211% compared to the six months ended September 30, 2007. The increase in royalty corresponds with the increase in production. While royalty expenses increased significantly, as a percentage of total revenue, royalty expense remained nearly unchanged.

We calculate oil and gas operating expense per BOE based on the volume of oil actually sold rather than production volume because not all volume produced during the period is sold during the period. The related production costs are expensed only for the units sold, not produced.

While oil and gas operating expenses increased 107% during the six months ended September 30, 2008 compared to the six months ended September 30, 2007, expense per BOE increased 34% during the six months ended September 30, 2008. Expense per BOE increased as a result of increased production expenses. During the six months ended September 30, 2007 we sold 412,696 barrels of oil, during the three months ended September 30, 2008 we sold 637,278 barrels of oil. As expense per BOE is a function of total expense divided by the number of barrels of oil sold, the 54% increase in sales volume less than offset the 205% increase in expenses resulting in a 34%, or $1.84, increase in oil and gas operating expense per BOE.

During the six months ended September 30, 2008 payroll and related payments to production personnel increased $205,703 or 86% compared to the six months ended September 30, 2007. As a result of increased production volume, we retained more production personnel during the three months ended September 30, 2008 than during the six months ended September 30, 2007.

Transportation expenses increased $1,177,812 or 84% as a result of two factors. First, transportation expense increased because of the increased volume of oil we produced and transported. Second, transportation expense increased because the Kariman-2 and Kariman-4 wells are located farther from our oil base than our other existing wells and Kariman-2 and Kariman-4 are our highest producing wells.

General and Administrative Expenses. General and administrative expenses during the six months ended September 30, 2008 were $10,585,520 compared to $6,965,955 during the six months ended September 30, 2007. This represents a 52% increase in general and administrative expenses. This increase in general and administrative expenses was the result of several factors such as increased payroll and related costs, rent expense, taxes and professional services.

We recognized non-cash compensation expense of $2,647,059 during the six months ended September 30, 2008 resulting from restricted stock grants made to employees and outside consultants. By comparison, during the six months ended September 30, 2007 we recognized the non-cash compensation expense in the amount of $1,153,914 for restricted stock grants issued to employees and outside consultants.

The increase in general and administrative expense during the six months ended September 30, 2008 compared to the six months ended September 30, 2007 was primarily the result of:

•	a 47% increase in payroll and related costs as we hired additional administrative personnel to fulfill business needs, increased employee pay rates for existing employees;
•	a 61% increase in rent expense from renting special equipment, apartments and additional vehicles;
•	a 235% increase in taxes resulting from environmental payments; and
•	a 33% increase in transportation expenses

Depletion. Depletion expense for the six months ended September 30, 2008 increased by $3,912,170 or 156% compared to depletion expenses for the six months ended September 30, 2007. The major reason for this increase in depletion expense was the 54% increase in sales volume during the six months ended September 30, 2008 compared to same period of last year. The increase in depletion expense is also attributable to the fact that we drilled additional wells, continued workover on existing wells and developed additional infrastructure during current fiscal quarter.

Amortization and Depreciation. Depreciation and amortization expense for the six months ended September 30, 2008 increased 31% compared to the six months ended September 30, 2007. The increase resulted from purchases of fixed assets during the year.

Consulting Expense. On June 24, 2008, the Company was granted an extension of its existing exploration contract from July 2009 to January 2013. The compensation expenses for consulting services were recorded in the amount of $11,727,500, which represents $1,000,000 paid upon the execution of consulting agreement and non-cash share-based compensation in the amount of $10,727,500 as the successful fee for extension of time period for exploration. The share-based compensation represents 1,750,000 (500,000 shares for each additional year of exploration status extension) valued at $6.13 per share which was the closing market price of Company’s shares on June 24, 2008.

On September 16, 2008 this consulting agreement was revised and parties agreed to decrease number of shares issued for services provided by 500,000 shares. The non-cash compensation expenses for consulting services were reversed in the amount of $3,065,000 (500,000 shares valued at $6.13 per share which was the closing market price of Company’s shares on June 24, 2008) for the three months ended September 30, 2008.

Income from Operations. During the six months ended September 30, 2008 we realized income from operations of $21,211,538 compared to an income from operations of $12,437,497 during the six months ended September 30, 2007. This increase in income from operations during the six months ended September 30, 2008 is the result of the 137% increase in revenue, which increase was partially offset by a 205% increase in total expenses.

Other Income. During the six months ended September 30, 2008 we realized total other income of $1,939,811 compared to $452,604 during the six months ended September 30, 2007. This increase is largely attributable to $1,650,293 we received from a shareholder of the Company as disgorgement of profits earned in violation of the short-swing profit rules of Section 16b of the Securities Exchange Act of 1934.

Net Income. For all of the foregoing reasons, during the six months ended September 30, 2008 we realized net income of $23,151,349 or $0.50 per share compared to a net income of $8,819,330 or $0.20 per share for the six months ended September 30, 2007.

Liquidity and Capital Resources

For the period from inception on May 6, 2003 through September 30, 2008, we have incurred capital expenditures of $230,397,233 for exploration, development and acquisition activities. Funding for our activities has historically been provided by funds raised through the sale of our common stock and debt securities. From inception to September 30, 2008 we have raised approximately $94.6 million through the sale of our common stock. Additionally during the quarter ended September 30, 2007 we completed the placement of $60 million in principal amount of 5.0% convertible senior notes due in 2012. The net proceeds from the Note issuance of approximately $56.2 million have been used to continue our drilling program. For additional detail regarding the Notes, including adjustments to the initial conversion price and the registration right of the Noteholders and see Note 9 to the Notes to the Unaudited Consolidated Financial Statements, September 30, 2008.

     Recent problems in the credit markets, steep declines in worldwide oil prices and volatility and downward trends in the stock market evidence a weakening United States and global economy. These conditions have caused many junior exploration and production companies to seek additional capital, to merge with larger and stronger companies and in some cases, to fail.

We need capital to fund to meet the drilling requirements of our minimum work program. We will need to expend a minimum of $74.1 million by January 2013 to satisfy the minimum capital expenditure requirements of our exploration license. At September 30, 2008, current liabilities exceeded current assets by $8,481,736. Given world oil prices, the export duty on our oil sales outside the domestic market of Kazakhstan, current decline rates in our existing wells and lower than anticipated production from recently completed wells, this gap may widen in upcoming fiscal quarters. We expect we will need to seek additional financing to allow us to meet our capital expenditure and working capital needs in the longer-term. We are working to finalize the terms of a revolving credit facility. We have not at this time executed any definitive agreements. While this credit facility will provide us an additional source of capital, we do not expect it will be adequate to meet all our obligations and capital needs in the longer-term. We expect we will need to seek additional financing. Given the current world-wide credit crisis, there is no guarantee that we will be able to secure additional funding on acceptable terms, or at all.

Cash Flows

During the six months ended September 30, 2008 cash was primarily used to fund exploration expenditures. See below for additional discussion and analysis of cash flow.

	Six months ended September 30, 2008	Six months ended September 30, 2007

Net cash provided by operating activities	$ 44,873,497	$ 10,708,506
Net cash used in investing activities	$ (50,202,387)	$ (31,386,580)
Net cash provided by financing activities	$ 50,001	$ 56,210,763

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (5,278,889)	$ 35,532,689

Our principal source of liquidity during the six months ended September 30, 2008 was cash and cash equivalents. At March 31, 2008 cash and cash equivalents totaled approximately $17.2 million. At September 30, 2008 cash and cash equivalents had decreased to approximately $12 million. During the six months ended September 30, 2008 we spent approximately $47.4 million to fund our drilling and development activities.

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

Contractual Obligations and Contingencies

The following table lists our significant commitments at September 30, 2008, excluding current liabilities as listed on our consolidated balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital Expenditure Commitment(1)	$ 73,710,000	$ 3,570,000	$ 45,965,000	$ 24,175,000	$ -
Due to the Government of the Republic of Kazakhstan(2)	11,744,880	50,000	300,000	11,394,880	-
Liquidation Fund	4,382,462	-	4,382,462	-	-
Consultant Fee(3)	4,000,000	4,000,000	-	-	-
Total	$ 93,837,342	$ 7,620,000	$ 50,647,462	$ 35,569,880	$ -

(1)   Under the terms of our subsurface exploration contract we are required to spend a total of $93.2 million in exploration activities on our properties, including a minimum of $3.6 million by July 2009, $10.4 million by January 2010, $21.3 million by January 2011, $27.2 million by January 2012 and $14.9 million by January 2013. As of September 30, 2008, we have spent a total of $230.4 million in exploration activities.

(2)    In connection with our acquisition of the oil and gas contract covering the ADE Block and the Extended Territory, we are required to repay the ROK for historical costs incurred by it in undertaking geological and geophysical studies and infrastructure improvements. Our repayment obligation for the

ADE Block is $5,994,200 and our repayment obligation for the Southeast Block is $5,350,680. We anticipate we will also be obligated to assume a repayment obligation in connection with the Northwest Block, although we do not yet know the amount of such obligation. The terms of repayment of these obligations, however, will not be determined until such time as we apply for and are granted commercial production rights by the ROK. Should we decide not to pursue a commercial production rights, we can relinquish the ADE Block and/or the Southeast Block to the ROK in satisfaction of their associated obligations.

(3)   In November 2007 we entered into a consulting agreement with Caspian Energy Consulting Ltd. (“Consultant”). The consulting agreement provides that in the event the Consultant is successful in execution and delivery to us of a new exploration contract for a new contract territory, the Company will pay the amount of $4,000,000. The consulting agreement shall remain in force until terminated by either party. As of September 30, 2008 the Consultant has not obtained a new exploration contract for a new contract territory.

Off-Balance Sheet Financing Arrangements

As of September 30, 2008, we had no off-balance sheet financing arrangements.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Our primary market risks are fluctuations in commodity prices and foreign currency exchange rates. We do not currently use derivative commodity instruments or similar financial instruments to attempt to hedge commodity price risks associated with future crude oil production.

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for crude oil. Prices also affect the amount of cash flow available for capital expenditures and our ability to either borrow or raise additional capital. Price affects our ability to produce crude oil economically and to transport and market our production either through export to international markets or within Kazakhstan. Crude oil sales in the international market during our second fiscal quarter 2009 were based on prevailing market prices at the time of sale less applicable discounts due to transportation.

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

As of the end of the period covered by this report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

In November 2007 we entered into a consulting agreement with a consultant to assist us in extending the term of our exploration contract and to extend our exploration territory. On June 24, 2008, we were granted an extension of the term of our existing exploration contract from July 2009 to January 2013. As a result, we became obligated to issue 1,750,000 shares (500,000 shares for each additional year of exploration status extension) to the consultant. The shares were valued at $6.13 per share which was the closing market price of our shares on June 24, 2008.

On September 16, 2008 the consulting agreement was revised and the consultant agreed to decrease the number of shares issuable for the services rendered in obtaining the extension by 500,000 shares. We are in the process of issuing these shares. When issued, these shares will be issued without registration under the Securities Act of 1933 in reliance upon Regulation S of the rules and regulations promulgated under the Securities Act of 1933, as amended. The consultant is a non-U.S. person.

In July 2008, Credifinance exercised warrants to purchase 14,286 shares of our restricted common stock at a price of $3.50 per share. The shares were issued without registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

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

BMB MUNAI, INC.

Date:	November 10, 2008	/s/ Gamal Kulumbetov
Gamal Kulumbetov Chief Executive Officer

Date:	November 10, 2008	/s/ Leonard Stillman
Leonard Stillman Interim Chief Financial Officer