Form 10-Q
period 2008-12-31
BMB MUNAI INC
filed 2009-02-06
CIK 924805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2008

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

As of February 4, 2009, the registrant had 47,378,420 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Consolidated Financial Statements

BMB MUNAI, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Notes	December 31, 2008 (unaudited)	March 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$ 7,473,660	$ 17,238,837
Trade accounts receivable		715,001	5,865,712
Prepaid expenses and other assets, net	4	3,289,030	3,415,261
Total current assets		11,477,691	26,519,810

LONG TERM ASSETS
Oil and gas properties, full cost method, net	5	242,922,070	183,042,971
Inventories for oil and gas projects	6	14,166,682	11,008,898
Prepayments for materials used in oil and gas projects		134,233	11,893,451
Other fixed assets, net		6,671,980	3,134,090
Construction in progress	7	7,841,561	7,261,561
Long term VAT recoverable	8	8,784,501	8,106,397
Convertible notes issue cost		2,679,832	3,248,218
Restricted cash		737,402	622,697
Total long term assets		283,938,261	228,318,283

TOTAL ASSETS		295,415,952	254,838,093

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$ 31,929,981	$ 21,374,723
Taxes payable		504,732	906,909
Accrued coupon payment		1,391,667	641,667
Accrued liabilities and other payables		571,653	302,161
Total current liabilities		34,398,033	23,225,460

LONG TERM LIABILITIES
Convertible notes issued, net	9	61,132,109	60,535,455
Liquidation fund	10	4,897,510	3,728,531
Deferred taxes	16	7,544,716	7,544,716
Total long term liabilities		73,574,335	71,808,702

COMMITMENTS AND CONTINGENCIES	19	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	11	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized, 47,378,420 and 44,784,134 shares outstanding, respectively	11	47,378	44,784
Additional paid in capital	11	149,132,212	136,353,520
Retained earnings		38,263,994	23,405,627
Total shareholders’ equity		187,443,584	159,803,931

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 295,415,952	$ 254,838,093

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		Three months ended December 31,		Nine months ended December 31,
	Notes	2008	2007	2008	2007
		(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	12	$ 4,883,790	$ 16,832,612	$ 62,469,174	$ 41,177,967

COSTS AND OPERATING EXPENSES
Export duty	13	2,172,559	-	7,912,459	-
Oil and gas operating		1,449,981	1,538,143	6,065,686	3,768,513
General and administrative		6,764,698	3,988,250	17,350,218	10,954,205
Consulting expenses	14	-	-	8,662,500	-
Depletion		2,686,439	1,716,899	9,105,564	4,223,854
Amortization and depreciation		71,870	62,850	218,610	175,069
Accretion expense		121,138	70,235	325,494	162,594

Total costs and operating expenses		13,266,685	7,376,377	49,640,531	19,284,235

(LOSS)/INCOME FROM OPERATIONS		(8,382,895)	9,456,235	12,828,643	21,893,732

OTHER INCOME / (EXPENSE)
Foreign exchange gain, net		90,769	79,774	132,344	2,224
Disgorgement funds received	15	-	-	1,650,293	-
Interest income		59,754	421,090	366,945	1,060,480
Other expense, net		(60,610)	(101,037)	(119,858)	(210,273)
Total other income		89,913	399,827	2,029,724	852,431

(LOSS)/INCOME BEFORE INCOME TAXES		(8,292,982)	9,856,062	14,858,367	22,746,163

INCOME TAX EXPENSE	16	-	(3,351,061)	-	(7,421,832)

NET (LOSS)/INCOME		$ (8,292,982)	$ 6,505,001	$ 14,858,367	$ 15,324,331

BASIC NET (LOSS) / INCOME PER COMMON SHARE	17	$ (0.18)	$ 0.15	$ 0.32	$ 0.34
DILUTED NET (LOSS) / INCOME PER COMMON SHARE	17	$ (0.18)	$ 0.14	$ 0.32	$ 0.34

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended December 31,		2008 (unaudited)	2007 (unaudited, restated)
	Notes
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$ 14,858,367	$ 15,324,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion	5	9,105,564	4,223,854
Depreciation and amortization		218,610	175,069
Accretion expenses	10	325,494	162,594
Stock based compensation expense to non-employees	14	7,662,500	-
Stock based compensation expense	11	5,068,785	1,479,804
Stock issued for services		-	251,067
Income tax		-	7,421,832
Loss on disposal of fixed assets		-	57,185
Changes in operating assets and liabilities:
Decrease/(increase) in trade accounts receivable		5,150,711	(2,290,242)
Decrease/(increase) in prepaid expenses and other assets		126,231	(3,842,467)
Increase in VAT recoverable		(678,104)	(2,335,601)
Increase in current liabilities		10,422,573	10,292,750
Net cash provided by operating activities		52,260,731	30,920,176

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	5	(64,321,824)	(55,974,252)
Purchase of other fixed assets		(4,160,814)	(1,760,222)
Cash paid for convertible notes coupon, capitalized as oil and gas properties		(1,500,000)	-
Decrease/(increase) in prepayments for materials used in oil and gas projects		11,759,218	(7,395,564)
(Increase)/decrease in inventories for oil and gas projects		(3,157,784)	349,640
Increase in construction in progress		(580,000)	(2,017,552)
Increase in restricted cash		(114,705)	(319,000)
Net cash used in investing activities		(62,075,909)	(67,116,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options and warrants	11	50,001	-
Proceeds from issuance of convertible debt		-	56,210,763
Net cash provided by financing activities		50,001	56,210,763

NET CHANGE IN CASH AND CASH EQUIVALENTS		(9,765,177)	20,013,989
CASH AND CASH EQUIVALENTS at beginning of period		17,238,837	12,172,940
CASH AND CASH EQUIVALENTS at end of period		$ 7,473,660	$ 32,186,929

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(CONTINUED)

For the Nine Months Ended December 31,		2008 (unaudited)	2007 (unaudited, restated)
	Notes
Non-Cash Investing and Financing Activities
Asset retirement obligation incurred in property development	10	$ 843,485	$ 511,125
Coupon payment on convertible notes, capitalized as part of oil and gas properties	9	2,250,000	1,391,667
Accretion of discount on convertible notes, capitalized as part of oil and gas properties	9	596,654	348,197
Amortization of convertible notes issue costs, capitalized as part of oil and gas properties		$ 568,386	$ 351,557

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 1 - DESCRIPTION OF BUSINESS

The corporation now known as BMB Munai, Inc., a Nevada corporation (“BMB Munai” or the “Company”) was originally incorporated in Utah in July 1981. On February 7, 1994, the corporation changed its name to InterUnion Financial Corporation (“InterUnion”) and its domicile to Delaware. BMB Holding, Inc. (“BMB Holding”) was incorporated on May 6, 2003 for the purpose of acquiring and developing oil and gas fields in the Republic of Kazakhstan. On November 26, 2003, InterUnion executed an Agreement and Plan of Merger (the “Agreement”) with BMB Holding. As a result of the merger, the shareholders of BMB Holding obtained control of the corporation. BMB Holding was treated as the acquiror for accounting purposes. A new board of directors was elected that was comprised primarily of the former directors of BMB Holding and the name of the corporation was changed to BMB Munai, Inc. BMB Munai changed its domicile from Delaware to Nevada on December 21, 2004.

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

Currently the Company has completed twenty-four wells. As discussed in more detail in Note 2, the Company engages in exploration of its licensed territory pursuant to an exploration license and has not yet applied for or been granted a commercial production license.

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

DECEMBER 31, 2008

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

Restatement of Financial Statements

The consolidated statement of cash flows for the nine months ended December 31, 2007 has been restated to correct the classification of inventories of materials for oil and gas projects and prepayments for materials used in oil and gas projects from current assets to long term assets. The Company concluded inventories of materials for oil and gas projects and prepayments for materials used in oil and gas projects should be treated as long term assets due to their future classification to oil and gas properties once the materials are used in the projects. The correction of these balances had no effect on the previously reported net income. The effects of the restatements were as follows:

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

	As Previously Reported	Effect of Restatement	As Restated
Consolidated Statement of Cash Flows
For the nine months ended December 31, 2007
Decrease in inventories	$ 349,640	$ (349,640)	$ -
Increase in prepaid expenses and other assets	(11,238,031)	7,395,564	(3,842,467)
Net cash provided by operating activities	23,874,252	7,045,924	30,920,176
Increase in prepayments for materials used in oil and gas projects	-	(7,395,564)	(7,395,564)
Decrease in inventories for oil and gas projects	-	349,640	349,640
Net cash used in investing activities	(60,071,026)	(7,045,924)	(67,116,950)
Net change in cash and cash equivalents	$ 20,013,989	$ -	$ 20,013,989

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

On October 15, 2008 the MEMR approved Addendum # 6 to Contract No. 482 with Emir Oil LLP, dated June 09, 2000 extending Emir Oil LLP’s exploration territory from 460 square kilometers to a total of 850 square kilometers (approximately 210,114 acres). The additional territory is located to the north and west of the Company’s current exploration territory, extending the exploration territory toward the Caspian Sea and is referred to herein as the “Northwest Block.”

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

Major Customers

During the nine months ended December 31, 2008 and 2007, sales to one customer represented 81% and 91%, respectively, of total sales volume. The loss of this customer could have a material adverse affect on the Company, although there is an available market for the Company’s crude oil and natural gas production from other purchasers.

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

Share-based compensation

The Company accounts for options granted to non-employees at their fair value in accordance with SFAS No. 123R, Share Based Payment and EITF Abstracts Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under SFAS No. 123R, share-based compensation is determined as the fair value of the equity instruments issued. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete. Stock options granted to the “selling agents” in private equity placement transactions have been offset to the proceeds as a cost of capital. Stock options and stocks granted to other non-employees are recognized in the Consolidated Statements of Operations.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

The Company has a stock option plan as described in Note 11. Compensation expense for options and stocks granted to employees is determined based on their fair values at the time of grant, the cost of which is recognized in the Consolidated Statements of Operations over the vesting periods of the respective options.

Share-based compensation incurred for the nine months ended December 31, 2008 and 2007 was $12,731,285 and $1,479,804, respectively.

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

In December 2008 the Government issued a resolution that cancelled the export duty effective January 26, 2009 for companies operating under the new tax code. With the enactment of a new tax codes and an amendment to our contract, the Company became subject to two new taxes effective January 1, 2009:

•

Mineral Extraction Tax. This tax replaced the royalty the Company had previously been paying. The rate of this tax depends on annual production output. Currently is subject to a 5% mineral extraction tax rate on production sold to export market, and a 2.5% tax rate on production sold to domestic market.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

•	Rent Export Tax. This tax is calculated based on the export sales price and ranges from as low as 0% if the price is less than $40 per barrel to as high as 32% if the price per barrel exceeds $190.

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

DECEMBER 31, 2008

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

The Company periodically assesses its inventories for obsolete or slow moving stock and records an appropriate provision, if there is any. The Company has assessed inventory at December 31, 2008 and no provision for obsolete inventory has been provided.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Liquidation fund

Liquidation fund (site restoration and abandonment liability) is related primarily to the conservation and liquidation of the Company’s wells and similar activities related to its oil and gas properties, including site restoration. Management assessed an obligation related to these costs with sufficient certainty based on internally generated engineering estimates, current statutory requirements and industry practices. The Company recognized the estimated fair value of this liability. These estimated costs were recorded as an increase in the cost of oil and gas assets with a corresponding increase in the liquidation fund which is presented as a long-term liability. The oil and gas assets related to liquidation fund are depreciated on a unit-of-production basis separately for each field. An accretion expense, resulting from the changes in the liability due to passage of time by applying an interest method of allocation to the amount of the liability, is recorded as accretion expenses in the Consolidated Statement of Operations.

The adequacy of the liquidation fund is periodically reviewed in the light of current laws and regulations, and adjustments are made as necessary.

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

DECEMBER 31, 2008

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

Functional currency

The Company makes its principal investing and financing transactions in U.S. Dollars and the U.S. Dollar is therefore its functional currency.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

In May 2008, the FASB issued Statement No. Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. This Statement is effective after 60 days following the SEC’s approval of the PCAOB amendment to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. This Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. This Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments. This Statement is effective for financial statements issued for the fiscal years and interim periods beginning after November 15, 2008. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

In December 2007, the FASB issued a revision of Statement No. 141 (R), “Business Combinations”. This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 3 - CASH AND CASH EQUIVALENTS

As of December 31, 2008 and March 31, 2008 cash and cash equivalents included:

	December 31, 2008	March 31, 2008

US Dollars	$ 7,365,366	$ 17,088,631
Foreign currency	108,294	150,206
	$7,473,660	$ 17,238,837

As of December 31, 2008 and March 31, 2008 cash and cash equivalents included $3,169,573 and $14,203,574 placed in money market funds having 30 day simple yields of 0.61% and 2.58%, respectively.

NOTE 4 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of December 31, 2008 and March 31, 2008, were as follows:

	December 31, 2008	March 31, 2008

Advances for services	$ 2,807,307	$ 3,121,580
Other	828,700	640,658
Reserves against uncollectible advances and prepayments	(346,977)	(346,977)
	$ 3,289,030	$ 3,415,261

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 5 - OIL AND GAS PROPERTIES

Oil and gas properties using the full cost method as of December 31, 2008 and March 31, 2008, were as follows:

	December 31, 2008	March 31, 2008

Cost of drilling wells	$ 96,173,753	$ 72,109,470
Professional services received in exploration and development activities	55,052,889	39,229,037
Material and fuel used in exploration and development activities	51,193,888	35,184,595
Subsoil use rights	20,788,119	20,788,119
Geological and geophysical	7,863,627	5,595,496
Deferred tax	7,219,219	7,219,219
Capitalized interest, accreted discount and amortized bond issue costs on convertible notes issued	6,633,181	3,218,141
Infrastructure development costs	2,964,303	2,099,444
Other capitalized costs	16,961,785	10,422,580
Accumulated depletion	(21,928,694)	(12,823,130)
	$ 242,922,070	$ 183,042,971

The purchase of Emir Oil LLP has been accounted for as a non-taxable business combination. Since goodwill was not recognized in this stock-based subsidiary acquisition involving oil and gas properties, a recognition of a deferred tax liability related to the acquisition increases the financial reporting basis of the oil and gas properties.

In November 2007 the Company entered into a consulting agreement with Caspian Energy Consulting Ltd. (“Consultant”). In addition to extending the existing exploration contract, which is described in Note 14, the consulting agreement provided that in the event the Consultant is successful in execution and delivery to the Company of a new exploration contract for a new contract territory, the Company will pay the amount of $4,000,000. As discussed in Note 19, the Consultant was successful in extending the Company’s contract territory. Due to the territory extension increasing the Company’s drilling area, as well as increasing possible reserves, these expenditures have been accrued and capitalized as part of oil and gas properties.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 6 – INVENTORIES FOR OIL AND GAS PROJECTS

As of December 31, 2008 and March 31, 2008 inventories included:

	December 31, 2008	March 31, 2008

Construction material	$ 13,068,611	$ 10,155,334
Spare parts	84,150	35,770
Other	1,013,921	817,794
	$ 14,166,682	$ 11,008,898

NOTE 7 - CONSTRUCTION IN PROGRESS

On April 13, 2006 the Company entered into an Agreement on Joint Business

(the “Agreement”) with Ecotechnic Chemicals AG incorporated in Switzerland, (“Ecotechnic”) for construction of a facility to utilize the associated gas from the Company’s fields (the “Facility”).

In accordance with terms of the Agreement, as of December 31, 2008 and March 31, 2008, the Company has made payments of $7,841,561 and $7,261,561, respectively, for development of project documentation, purchase of equipment, transportation and customs, and construction of a gas pipe-line.

NOTE 8 - LONG TERM VAT RECOVERABLE

As of December 31, 2008 and March 31, 2008 the Company had long term VAT recoverable in the amount of $8,784,501 and $8,106,397, respectively. The VAT recoverable is a Tenge denominated asset due from the Republic of Kazakhstan. The VAT recoverable consists of VAT paid on local expenditures and imported goods. VAT charged to the Company is recoverable in future periods as either cash refunds or offsets against the Company's fiscal obligations, including future income tax liabilities. Management cannot estimate which part of this asset will be realized in the current year because in order to return funds or offset this tax with other taxes a tax examination must be performed by local Kazakhstan tax authorities. During the nine months ended December 31, 2008 the Company received refunds of VAT in the amount of $2,818,787.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

DECEMBER 31, 2008

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

DECEMBER 31, 2008

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

As of December 31, 2008 and March 31, 2008 the Company has accrued interest of $1,391,667 and $641,667, respectively, relating to the convertible notes outstanding. The Company has also amortized the discount on the convertible notes (difference between the redemption amount and the carrying amount as of the date of issue) in the amount of $1,132,109 and $535,455 as of December 31, 2008 and March 31, 2008, respectively. The carrying value of convertible notes will be accreted to the redemption value of $64,323,785.

As of December 31, 2008 and March 31, 2008 the convertible notes payable amount is presented as follows:

	December 31, 2008	March 31, 2008

Convertible notes redemption value	$ 64,323,785	$ 64,323,785
Unamortized discount	(3,191,676)	(3,788,330)
	$ 61,132,109	$ 60,535,455

In accordance with SFAS No. 34, Capitalization of Interest and FIN 33, Applying FASB Statement No. 34 to Oil and Gas Producing Operations Accounted for by the Full Cost Method and Interpretation of FASB Statement No. 34, accrued interest expense in the amount of $2,250,000 and accretion expense relating to the discount on convertible notes (difference between the redemption amount and the carrying amount as of the date of issue) in the amount of $596,654 was capitalized to oil and gas properties for the nine months ended December 31, 2008.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 10 - LIQUIDATION FUND

A reconciliation on the Liquidation Fund (Asset Retirement Obligation) at December 31, 2008 and March 31, 2008 is as follows:

Total

At March 31, 2008	$ 3,728,531
Accrual of liability	843,485
Accretion expenses	325,494

At December 31, 2008	$ 4,897,510

Management believes that the liquidation fund should be accrued for future abandonment costs of 24 wells located in the Dolinnoe, Aksaz, Emir and Kariman oil fields. Management believes that these obligations are likely to be settled at the end of the production phase at these oil fields.

At December 31, 2008, undiscounted expected future cash flows that will be required to satisfy the Company’s obligation by 2013 for the Dolinnoe, Aksaz, Emir and Kariman fields, respectively, are $7,306,125. After application of a 10% discount rate, the present value of the Company’s liability at December 31, 2008 and March 31, 2008 was $4,897,510 and $3,728,531, respectively.

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

Common Stock Grants

On March 30, 2007, the Company granted common stock to officers, employees and outside consultants of the Company under the Plan. The total number of restricted common shares granted was 950,000. The restricted stock grants were valued at $5.38 per share. The restricted stock grants were awarded on the same terms and subject to the same vesting requirements. Previous vesting conditions stated that the restricted stock grants will vest to the grantees at such time as either of the following

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

events occurs (the "Vesting Events"): i) the Company enters commercial production and is granted a commercial production license from the Republic of Kazakhstan; or ii) the occurrence of an Extraordinary Event. An “Extraordinary Event” is defined in the restricted stock agreement as any consolidation or merger of the Company or any of its subsidiaries with another person, or any acquisition of the Company or any of its subsidiaries by any person or group of persons, acting in concert, equal to thirty percent (30%) or more of the outstanding stock of the Company or any of its subsidiaries, or the sale of all or substantially all of the assets of the Company or any of its subsidiaries. In the event of an Extraordinary Event, the grants shall be deemed full vested one day prior to the effective date of the Extraordinary Event. The Board of Directors shall determine conclusively whether or not an Extraordinary Event has occurred and the grantees have agreed to be bound by the determination of the Board of Directors. The grantees have the right to vote the shares, receive dividends and enjoy all other rights of ownership over the entire grant amount from the grant date, except for the right to transfer, assign, pledge, encumber, dispose of or otherwise directly or indirectly profit or share in any profit derived from a transaction in the shares prior to the occurrence of a Vesting Event. Shares will only vest to the grantee if the grantee is employed by the Company at the time a Vesting Event occurs. If a Vesting Event has not occurred at the time a grantee's employment with the Company ceases, for any reason, the entire grant amount shall be forfeited back to the Company. At the time the grants were made, it was anticipated that the grants would vest no later than July 9, 2009, the date the exploration stage of the Company’s exploration contract was scheduled to terminate. At the recommendation of the Compensation Committee, on September 11, 2008, the board of directors of the Company approved a change to the vesting conditions of the stock grants. The grants will now vest on the earlier of July 9, 2009 and the occurrence of an Extraordinary Event.

Compensation expense in the amount of $1,703,667 was recognized in the Consolidated Statement of Operations and Consolidated Balance Sheet for the nine months ended December 31, 2008.

As of December 31, 2008, there was $1,135,778 of total unrecognized non-cash compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.5 years.

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

DECEMBER 31, 2008

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Non-cash compensation expense in the amount of $3,365,118 was recognized in the Consolidated Statement of Operations and Consolidated Balance Sheet for the nine months ended December 31, 2008.

As of December 31, 2008, there was $3,989,782 of total unrecognized non-cash compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.5 years.

Stock Options

Stock options outstanding and exercisable as of December 31, 2008, were as follows:

	Number of Shares	Weighted Average Exercise Price

As of March 31, 2008	1,170,583	$ 5.33

Granted	-	-
Exercised	-	-
Expired	-	-
As of December 31, 2008	1,170,583	$ 5.33

Additional information regarding outstanding options as of December 31, 2008, was as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Options	Weighted Average Exercise Price

$ 4.00 – $ 7.40	1,170,583	$ 5.33	4.66	1,170,583	$ 5.33

Warrants

On November 26, 2003, the Company granted warrants to placement agents in connection with funds raised on the Company’s behalf. These warrants granted the placement agents the right to purchase up to 142,857 shares of the Company’s common stock at an exercise price of $3.50 per share. These warrants have been offset to the proceeds as a cost of capital. On July 28, 2008, 14,286 of these warrants were exercised. The remaining warrants for 38,094 shares expired at the end of November 2008.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Warrants outstanding and exercisable as of December 31, 2008 were as follows:

	Number of Shares	Weighted Average Exercise Price

As of March 31, 2008	52,380	$ 3.50

Granted	-	-
Exercised	14,286	3.50
Expired	38,094	3.50
As of December 31, 2008	-	$ -

NOTE 12 – REVENUES

The Company exports oil for sale to the world markets via the Aktau sea port. Sales prices at the port locations are based on the average quoted Brent crude oil price from Platt's Crude Oil Marketwire for the three days following the bill of lading date less discount for transportation expenses, freight charges and other expenses borne by the customer.

The Company sold its crude oil to the domestic market during November and December 2008, since netbacks on domestic market sales were more attractive than on export sales.

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007

Export sales	$ 2,490,840	$ 15,787,974	$ 59,406,817	$ 39,736,420
Domestic sales	2,392,950	1,044,638	3,062,357	1,441,547
	$4,883,790	$ 16,832,612	$ 62,469,174	$ 41,177,967

NOTE 13 – EXPORT DUTY

On April 18, 2008 the government of the Republic of Kazakhstan introduced an export duty on several products (including crude oil). The Company became subject to the duty beginning in June 2008. The export duty for nine month ended December 31, 2008 amounted to $7,912,459, which is being reported as a part of operating expenses. The formula for determining the amount of the crude oil export duty was based on a sliding scale that is tied to several factors, including the world market price for oil.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

As discussed in Note 2, in December 2008 the government of the Republic of Kazakhstan issued a resolution that cancelled the export duty effective January 26, 2009 for companies operating under the new tax code.

NOTE 14 - CONSULTING EXPENSES

On November 19, 2007 the Company entered into a consulting agreement with Caspian Energy Consulting Ltd (“Consultant”). Upon the execution of the consulting agreement, the Company paid the Consultant $1,000,000. The consulting agreement also provided that in the event the Consultant was successful in negotiating an extension of the term of the Company’s existing exploration contract beyond July 2009, the Company would issue 500,000 common shares for each additional year of exploration status extension granted beyond July 2009.

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

On September 16, 2008 this consulting agreement was revised and the parties agreed to decrease the number of shares issued for services provided by 500,000 shares to 1,250,000 shares. Non-cash compensation expenses for consulting services were reversed in the amount of $3,065,000 (500,000 shares valued at $6.13 per share which was the closing market price of Company’s shares on June 24, 2008) for the three months ended September 30, 2008.

The agreement also has a provision for the Consultant to pursue new exploration contracts for new territories, which is described in Note 19.

NOTE 15 – DISGORGEMENT FUNDS RECEIVED

In June 2008 the Company received a letter from a shareholder of the Company stating that the shareholder was returning realized profits from their trades of shares of the Company’s common stock during the nine month period preceding May 22, 2008 (the “Timeframe”). The shareholder also stated in the letter that during this Timeframe the shareholder was subject to Section 16 of the United States Security

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Exchange Act of 1934 (the “Exchange Act”) because they owned more than 10% of the shares of Company common stock. As such, the shareholder decided to voluntarily comply with Section 16(b) of the Exchange Act by returning the realized profits to the Company in the amount of $1,650,293, (the “Disgorgement Amount”) which is net of amounts paid for brokerage commissions on each of the executed trades during the Timeframe. The Company had received the Disgorgement Amount in full before June 30, 2008.

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

No provision for income taxes has been recorded by the Company for the nine months ended December 31, 2008.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 17 - EARNINGS PER SHARE INFORMATION

The calculation of the basic and diluted earnings per share is based on the following data:

Three months ended December 31,			Nine months ended December 31,
	2008	2007	2008	2007

Net (loss) / income	$ (8,292,982)	$ 6,505,001	$ 14,858,367	$ 15,324,331

Basic weighted-average common shares outstanding	47,378,420	44,690,657	46,607,184	44,690,657

Effect of dilutive securities
Warrants	-	56,532	7,881	56,531
Stock options	-	209,414	6,832	209,412

Dilutive weighted average common shares outstanding	47,378,420	44,956,603	46,621,897	44,956,600

Basic (loss) / income per common share	$ (0.18)	$ 0.15	$ 0.32	$ 0.34

Dilutive (loss) / income per common share	$ (0.18)	$ 0.14	$ 0.32	$ 0.34

The dilutive weighted average common shares outstanding for the three and nine months ended December 31, 2008 does not include the effect of the potential conversion of the Notes because the average market share price for three and nine months ended December 31, 2008 was lower than potential conversion price of the convertible notes for this period.

The dilutive weighted average common shares outstanding for the three and nine months ended December 31, 2008 does not include the effect of potential conversion of certain warrants and stock options as their effects are anti-dilutive.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 18 - RELATED PARTY TRANSACTIONS

The Company leases ground fuel tanks and other oil fuel storage facilities and warehouses from Term Oil LLC. The lease expenses for the three months ended December 31, 2008 and 2007, totaled to $50,516 and $61,109, respectively. Also the Company had accounts payable to Term Oil LLC in the amount of $174,945 and $53,624 as of December 31, 2008 and March 31, 2008, respectively. One of our significant shareholders and the director of Emir Oil LLP is the owner of Term Oil LLC.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Capital Commitments

Prior to the extension of the exploration period granted to Emir Oil LLP in June 2008, the terms of its subsurface exploration contract, required Emir Oil to spend a total of $48.8 million in exploration activities on the ADE Block and Southeast Block through July 2009. Through December 31, 2008 the Company had spent a total of $254.4 million in exploration activities.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

During the quarter, the Company changed its legal counsel to represent all defendants in the lawsuit from Bracewell & Giuliani LLP in New York, New York to Manning, Curtis, Bradshaw & Bednar LLC in Salt Lake City, Utah.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

On December 12, 2008, plaintiffs sought leave to file a Third Amended Complaint to add claims for (a) breach of fiduciary duty against defendants Cherdabayev, Kunayev, Baiseitov, Agaian, Benarroch and Credifinance based on these defendants’ alleged role as promoters of Sokol, (b) fraud against all defendants; and (c) promissory estoppel against defendants Cherdabayev, Kunayev and Baiseitov. Defendants opposed the Motion for Leave to Amend. That motion has been fully briefed but it has not yet been decided by the court. Fact discovery on the existing claims has been completed and the parties are now conducting expert discovery and reports. No trial date has been established.

Economic Environment

In recent years, Kazakhstan has undergone substantial political and economic change. As an emerging market, Kazakhstan does not possess a well-developed business infrastructure, which generally exists in a more mature free market economy. As a result, operations carried out in Kazakhstan can involve significant risks, which are not typically associated with those in developed markets. Instability in the market reform process could subject the Company to unpredictable changes in the basic business infrastructure in which it currently operates. Uncertainties regarding the political, legal, tax or regulatory environment, including the potential for adverse changes in any of these factors could affect the Company’s ability to operate commercially. Management is unable to estimate what changes may occur or the resulting effect of such changes on the Company’s financial condition or future results of operations.

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

NOTE 20 - FINANCIAL INSTRUMENTS

As of December 31, 2008 and March 31, 2008 cash and cash equivalents included deposits in Kazakhstan banks in the amount $688,920 and $2,211,352, respectively, and deposits in U.S. banks in the amount of $6,784,740 and $15,027,485, respectively. Kazakhstan banks are not covered by FDIC insurance, nor does the Republic of Kazakhstan have an insurance program similar to FDIC. Therefore, the full amount of our deposits in Kazakhstan banks was uninsured as of December 31, 2008 and March 31, 2008. The Company’s deposits in U.S. banks are also in non-FDIC insured accounts which means they too are not insured to the $250,000 FDIC insurance limit. To mitigate this risk, the Company has placed all of its U.S. deposits in a money market account that invests in U.S. government backed securities. As of December 31, 2008 and March 31, 2008 the Company made advance payments to Kazakhstan companies and government bodies in the amount $12,101,945 and $21,266,329, respectively. As of December 31, 2008 and March 31, 2008 restricted cash reflected in the long-term assets consisted of $737,402 and $622,697, respectively, deposited in a Kazakhstan bank and restricted to meet possible environmental obligations according to the regulations of Kazakhstan. Furthermore, the primary asset of the Company is Emir Oil LLP; an entity formed under the laws of the Republic of Kazakhstan.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Rule 175 promulgated thereunder, that involve inherent risks and uncertainties. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “seek,” “could,” “should,” “predict,” “continue,” “future,” “may” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other factors that could cause actual results, performance or events to differ materially from any results, performance or events expressed or implied by such forward-looking statements. All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and identified from time to time in our filings with the SEC including, among others, the following risk factors:

•	substantial or extended decline in oil prices;
•	inaccurate reserve estimates;
•	inability to enter a production contract with the Republic of Kazakhstan;
•	drilled prospects may not yield oil or natural gas in commercial quantities;
•	substantial losses or liability claims as a result of operations;
•	insufficient funds to meet our liquidity needs or to repay debts as they come due;
•	complex laws that could affect the cost of doing business;
•	substantial liabilities to comply with environmental laws and regulations;
•	the need to replenish older depleting oil and natural reserves with new oil and natural gas reserves;
•	inadequate infrastructure in the region where our properties are located;
•	unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services;
•	unavailability or high price of transportation systems;
•	competition in the oil and gas industry; and
•	adverse government actions, imposition of new, or increases in existing, taxes and duties, political risks, expropriation of assets and risks of civil war, primarily in the Republic of Kazakhstan.

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

Overview

BMB Munai is an independent oil and natural gas company engaged in the exploration, development, acquisition and production of crude oil and natural gas properties in the Republic of Kazakhstan (sometimes also referred to herein as the “ROK” or “Kazakhstan”). We hold a contract that allows us to explore and develop approximately 850 square kilometers in western Kazakhstan. Our contract grants us the right to explore and develop the ADE Block, which includes the Aksaz, Dolinnoe and Emir oil and gas fields, the Southeast Block, which includes the Kariman oil and gas field and the Borly and Yessen structures, and the recently granted territory referred to herein as the Northwest Block. The ADE Block, the Southeast Block and the Northwest Block are collectively referred to herein as “our properties.”

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

The contract we hold follows the above format. The contract sets the minimum dollar amount we must expend during each year of our work program. Under our exploration license our work program year ends on July 9 each year until July 9, 2009. Thereafter our work program year end changes to January 9 of each year. Therefore our work program year does not coincide with our fiscal year. As a result of these timing differences, the amounts reflected in the table below as “Actually Made” may differ from amounts disclosed elsewhere in our Management’s Discussion and Analysis or Consolidated Financial Statements, which present figures based on our fiscal year rather than our work program year.

Amount of Expenditure	Mandated by Contract	Actually Made
Prior to July 2007	$40,200,000	$104,750,000
July 2007 to July 2008	$8,480,000	$115,040,000
July 2008 to July 2009	$1,845,000	$ 37,630,000*
July 2009 to January 2010	$8,565,000	$ -
January 2010 to January 2011	$21,520,000	$ -
January 2011 to January 2012	$27,300,000	$ -
January 2012 to January 2013	$14,880,000	$ -
Total	$122,790,000	$257,420,000

* Investment as of December 31, 2008.

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

To date, we have drilled a total of 24 wells; - five wells in the Aksaz field, six wells in the Dolinnoe field, three wells in the Emir field and ten wells in the Kariman field.

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

Preparation, Submission and Approval of a Development Plan

Our goal during exploration stage is to study the geology and geophysical characteristics of each field and individual well, with a view to qualifying for a longer-term commercial production contract. Once we complete drilling of a well, our emphasis focuses on an extended period of testing the well’s production characteristics and capacities to evaluate its commercial viability and determine the best method for producing oil from the well and to gain insight into the further development of the entire field. During this stage of exploration, oil production is subject to wide fluctuations caused by varying pressures commonly experienced by new wells and by significant periods of well closure to accommodate various mandatory testing. In the event a well proves to be commercially viable, the data gathered during these testing procedures will be submitted by us to a third-party independent petroleum institute in Kazakhstan and will be the basis for preparing a development plan. The development plan, which is submitted to the MEMR for review and approval, sets forth the parameters and guidelines for future commercial production and ongoing development of each field.

Taxes, Royalties and Duties

During exploration stage, we have the right to sell the oil and natural gas we recover during test production. As noted above, under our original contract, we had been granted tax stability and were not required to pay export taxes. We were, however, required to pay a royalty at rates tied to annual crude oil production. In connection with the extension of the term of our exploration contract and the adoption of a new tax code in the Republic of Kazakhstan, we were required to renegotiate the taxes and royalties we pay. Consistent with the terms of our agreement with the government at the time the extension of our contract was granted, on January 16, 2009 we entered into Addendum No. 7 to our contract which provides that we agree to be subject to the provisions of the new tax effective from January 1, 2009.

The description of Addendum No. 7 in this report is only a summary of that document and is qualified in its entirety by reference to the terms of Addendum No. 7, a copy of which is attached as an exhibit to this report.

As noted above, in June 2008 we became subject to a crude oil export duty on all oil sold outside the Kazakhstan domestic market. In December 2008 the government of the Republic of Kazakhstan issued a resolution that cancelled the export duty effective January 26, 2009.

With the amendment to our contract, we became subject to two new taxes enacted under the of the new tax code, effective January 1, 2009:

•

Mineral Extraction Tax. This tax replaced the royalty we had previously been paying. The rate of this tax depends on annual production output. Currently we are subject to a 5% mineral extraction tax rate on production sold to export market, and a 2.5% tax rate on production sold to domestic market.

•	Rent Export Tax. This tax is calculated based on the export sales price and ranges from as low as 0% if the price is less than $40 per barrel to as high as 32% if the price per barrel exceeds $190.

We are currently evaluating the implications of the new tax code and how the changes may impact our results of operations. Under the new code, the amount we pay will be directly impacted by the price per barrel of oil. Based on our initial assessment, we believe at current world oil prices our tax obligations will be lower under the new tax code than under the export duty.

Drilling Operations

During the quarter ended December 31, 2008 we engaged in drilling operations on 4 wells: Aksaz-2 and 6, Kariman-11 and Dolinnoe-7.

We completed drilling of Dolinnoe-7 on September 11, 2008 to a depth of 3,756 meters; drilling of Aksaz-2 on September 25, 2008 to a depth of 4,292 meters; completed drilling of Kariman-11 on November 2, 2008 to a depth of 3,580 meters and Aksaz-6 on December 28, 2008, to a total depth of 4,330 meters. Upon completion of drilling, we have commenced extensive testing activities on each well, including necessary geological studies and tests. These activities are ongoing.

Well Performance and Production

The following table sets forth the number of oil and natural gas wells in which we owned an interest as of December 31, 2008.

	Company-operated		Non-operated		Total
	Gross	Net	Gross	Net	Gross	Net

Oil	24	24	-	-	24	24
Natural Gas	-	-	-	-	-	-
Total	24	24	-	-	24	24

As of the fiscal quarter ended December 31, 2008, each of the 24 wells identified above was in test production, testing or under/awaiting workover.

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

Following is a brief description of the current production status of each of our 24 wells.

Well	Single Interval Production Rate for the Four Months ended January 31, 2008	Diameter Choke Size

Aksaz -1	44-57 bpd	4 mm
Aksaz -2	25-126 bpd	5 mm
Aksaz-3	302-346 bpd	4 mm
Aksaz -4	50 - 57 bpd	4 mm
Aksaz -6	31- 63 bpd	5 mm
Dolinnoe -1	50- 151 bpd	6 mm
Dolinnoe -2	13 - 245 bpd	2 mm
Dolinnoe -3	6-138 bpd	6 mm
Dolinnoe -5	0- 110 bpd(1)	5 mm
Dolinnoe -6	13-57 bpd	12 mm
Dolinnoe -7	113- 396 bpd	4 mm
Emir -1	0- 31 bpd	-
Emir - 2	0- 63 bpd(2)	6 mm
Emir -6	0-94 bpd	-
Kariman -1	44-111 bpd(3)	-
Kariman -2	302- 704 bpd	5 mm
Kariman -3	0 -82 bpd (4)	-
Kariman -4	0- 352 bpd (5)	6 mm
Kariman -5	9- 38 bpd(6)	12 mm
Kariman -6	371- 629 bpd	7 mm
Kariman -7	0-554 bpd(5)	6 mm
Kariman -8	390 - 616 bpd	7 mm
Kariman -10	25-377 bpd(7)	10 mm
Kariman-11	113 - 252 bpd	7 mm

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

(2)

This well was completed during the quarter ended March 31, 2008. At the present moment, the well produces sporadically. We have lowered a down-hole pump but such activities yielded no significant results. We plan to continue sporadic production from this well without spending any significant additional funds for workover activities in the near future.

(3)	We have installed a downhole pump at the Kariman-1 well which resulted in sporadic production flow during the quarter ending December 31, 2008. No further activities are planned for this well.
(4)	We are in the process of researching various available options for bringing back production from this well.

(5)

Both, Kariman-4 and Kariman-7 wells, have produced sporadically due to the pressure drop and paraffin buildup resulting in an inability to produce crude oil using primary depletion methods at a sustainable rate. Well testing conducted during the quarter ending December 31, 2008, indicated high breaking-off level of crude in the wellbore, which led to our decision to install centrifugal submersible pumps at both of the wells during the quarter ending March 31, 2009, in order to keep up sustainable production from these wells.

(6)	We expect to install a downhole pump at the Kariman-5 well when a workover rig becomes available.
(7)

During the quarter ending December 31, 2008, we conducted extensive studying of the lower interval that was perforated. We have perforated the next upper interval, however production from this interval has not yielded any significant increase in production.

During the quarter ending December 31, 2008, we revised our planned capital expenditure program for the remainder of the current and the upcoming fiscal year to significantly reduce our planned capital expenditures. This decision is based on several factors.

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

Upon careful evaluation of available options, we have decided to suspend our drilling programs until the global financial situation and crude oil prices stabilize at levels that we deem will make further drilling efforts economically efficient. We have managed to negotiate the suspension of drilling contracts with drilling contractors, Great Wall and Oil and Gas Exploration Crakow, without incurring penalties and fines. By the end of our third fiscal quarter, we had terminated all drilling activities.

During the quarter ending December 31, 2008, we experienced a significant drop in our average production due to several factors. We have experienced pressure drops that are significantly higher than previously expected which adversely affected production rates from several wells. We believe this dramatic decline is partially attributable to the length of time certain Kariman wells have been producing without significant workover activities, Kariman-2 for instance has been producing for over 2 years now, and to paraffin build-up on most wells due to the surprisingly harsh weather in Aktau this winter.

Another reason for the decrease in production is a lack of oil storage capacity. Given world market prices during the quarter, many oil producers in Kazakhstan were unwilling to export crude oil to international markets due to the negative netbacks to be realized after application of the excessively high export duty imposed by the government of Kazakhstan while world market prices plummeted starting in August 2008. Such circumstances forced us, similar to most other independent producers in Kazakhstan to supply 100% of our crude oil to domestic markets starting in late October 2008. This significant increase in the supply of crude oil to the domestic market in Kazakhstan led to severe logistical hiccups as there is only one refinery, the Atyrau refinery, that services western Kazakhstan. The refining capabilities of the Atyrau refinery are limited, this was exacerbated by the railroad spurs/network that is not suited for such increase in crude oil supply. As a result several times during the quarter ending December 31, 2008, we were unable to ship crude oil to the domestic markets for several days in a row. This led to the crude oil inventories at the oil storage facility we lease to exceed storage capacity. As a result, we had to partially or completely (through choke scale down) shutdown several wells. Due to the pressure drop and paraffin build-up during such suspension of production, we were unable to return to the previous production rates at several wells. In certain cases, such as Kariman-4 and Kariman-7, production has ceased altogether and has not been restored to date.

We have developed and plan to carry out a production restoration program based on installation and running of submersible centrifugal and bottom-hole pumps at non-producing or low-producing wells. We expect to complete such activities at the Kariman-4 and -7 wells during the quarter ending March 31, 2009.

We have halted drilling activities and plan to significantly scale down other capital expenditures, including workover activities and infrastructure development, until crude oil prices rebound and/or the global markets revive, which will allow us to generate sufficient cash flows and/or raise additional capital. However, we plan to engage in careful evaluation and carrying out activities with the purpose of oil production stimulation from existing wells. In essence, we plan to work with each and every well in our wellstock with the purpose of restoring and increasing production from such wells.

If we continue to experience greater than expected declines in production, or as prices fall to levels that could reduce the amount of crude oil we can produce economically, we may have to make downward adjustments to our estimated proved reserves. If this occurs, we could incur a “ceiling limitation write-down” under applicable accounting rules.  Under these rules, if the net capitalized cost of natural gas and crude oil properties exceed a ceiling limit, we must charge the amount of the excess to earnings.  This charge does not impact cash flow from operating activities, but it would reduce our stockholder’s equity and earnings.  The risk that we will be required to write-down the carrying value of natural gas and crude oil properties increases when natural gas and crude oil prices are low or when our production rates are lower than anticipated.  In addition, write-downs would occur if we were to experience substantial downward adjustments to our estimated proved reserves.  A write-down recorded in one period may not be reversed in a subsequent period even though crude oil prices or production may have increased the ceiling applicable to a subsequent period.

Results of Operations

Three months ended December 31, 2008, compared to the three months ended December 31, 2007.

Revenue and Production

The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the three months ended December 31, 2008 and the three months ended December 31, 2007.

			Three months ended December 31, 2008 to the three months ended
	For the three	For the three	December 31, 2007
	months ended	months ended	$	%
	December 31, 2008	December 31, 2007	Increase (Decrease)	Increase (Decrease)

Production volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	226,654	257,171	(30,517)	(12%)
Barrels of Oil equivalent (BOE)	226,654	257,171	(30,517)	(12%)

Sales volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	209,758	252,857	(43,099)	(17%)
Barrels of Oil equivalent (BOE)	209,758	252,857	(43,099)	(17%)

Average Sales Price (1)
Natural gas ($ per Mcf)	-	-	-	-
Natural gas liquids ($ per Bbl)	-	-	-	-
Oil and condensate ($ per Bbl)	$ 23.28	$ 66.57	$ (43.29)	(65%)
Barrels of Oil equivalent ($ per BOE)	$ 23.28	$ 66.57	$ (43.29)	(65%)

Operating Revenue:
Natural gas	-	-	-	-
Natural gas liquids	-	-	-	-
Oil and condensate	$ 4,883,790	$ 16,832,612	$ (11,948,822)	(71%)
Gain on hedging and derivatives (2)	-	-	-	-

(1)	At times, we may produce more barrels than we sell in a given period. The average sales price is calculated based on the average sales price per barrel sold, not per barrel produced.
(2)	We did not engage in hedging transactions, including derivatives during the three months ended December 31, 2008, or the three months ended December 31, 2007.

Revenues. We generate revenue under our exploration contract from the sale of oil recovered during test production. During the three months ended December 31, 2008 our oil production decreased 12% compared to the three months ended December 31, 2007.

During the three months ended December 31, 2008 we realized revenue from oil sales of $4,833,790 compared to $16,832,612 during the three months ended December 31, 2007. The significant contributing factor to the 71% decrease in revenue was a 65% decrease in the price per barrel we received for oil sales. We sold crude oil to the domestic market during November and December 2008, since netbacks on domestic market sales were more attractive than on export sales. During the three months ended December 31, 2008 and 2007 we exported 39% and 82% of our oil, respectively to the world markets and realized the world market price for those sales. Revenue from oil sold to the world markets made up 51% and 94% of total revenue, respectively, during the three months ended December 31, 2008 and 2007. Another factor contributing to the decrease in revenues was a 17% decrease in sales volume during the three months ended December 31, 2008 compared to the three months ended December 31, 2007. We currently anticipate revenues will be flat in upcoming quarters for several reasons.

As discussed above, our revenue is sensitive to changes in the price we receive for our oil. Oil prices fluctuate in response to many factors that are outside our control. Imbalances in the supply and demand for oil can have a dramatic effect on the price we receive for our production. In the past quarter world oil prices have dropped materially. This reduction in price has significantly reduced revenue from oil sales. Should world oil prices remain lower, we will continue to realize lower revenue.

Historically, sales to the domestic market in Kazakhstan would have resulted in a significant reduction in revenue and income from operations because the domestic market price has been markedly lower than world oil prices. As the gap between world oil prices and domestic prices shrank, we actually found it more financially attractive to sell our oil to the domestic market.

In December 2008 the government of the Republic of Kazakhstan issued a resolution cancelling the export duty effective January 26, 2009 for companies operating under the new tax code. Beginning January 1, 2009 a new tax code went into effect. We are currently trying to determining how these changes will impact our results of operations. While we believe the repeal of the export duty will allow us to sell oil to international markets and realize higher revenues, we also believe that this increase in price will be offset by the production decreases given the decline rates we are currently experiencing in our wells coupled with the suspension of any new drilling activity until financial conditions improve.

Costs and Operating Expenses

The following table presents details of our costs and expenses for the three months ended December 31, 2008 and 2007:

	For the three months ended December 31, 2008	For the three months ended December 31, 2007
Expenses:
Export duty	$ 2,172,559	$ -
Oil and gas operating(1)	1,449,981	1,538,143
General and administrative	6,764,698	3,988,250
Depletion(2)	2,686,439	1,716,899
Accretion expenses	121,138	70,235
Amortization and depreciation	71,870	62,850
Consulting expenses	-	-
Total	$ 13,266,685	$7,376,377
Expenses ($ per BOE):
Oil and gas operating(1)	6.91	6.08
Depletion (2)	12.81	6.79

(1)	Includes transportation cost, production cost and ad valorem taxes.
(2)	Represents depletion of oil and gas properties only.

Export Duty. On April 18, 2008 the government of the Republic of Kazakhstan introduced an export duty on several products (including crude oil). We became subject to the duty in June 2008. The export duty for three month ended December 31, 2008 amounted to $2,172,559. The formula for determining the amount of the crude oil export duty is based on a sliding scale that is tied to the world market price for oil. The amount of the export duty can change with fluctuations in world oil prices. Fluctuations in the export duty, however, lag behind fluctuations in world oil prices by about 90 days. In December 2008 the government of the Republic of Kazakhstan repealed the export duty effective January 26, 2009. However, we are now subject to the new tax code that went into effect on January 1, 2009. We are currently investigating how the cancellation of the export duty and the new tax code may effect our results of operations.

Oil and Gas Operating Expenses. During the three months ended December 31, 2008 we incurred $1,449,981 in oil and gas operating expenses compared to $1,538,143 during the three months ended December 31, 2007. This decrease is due to decreased production volumes.

We calculate oil and gas operating expense per BOE based on the volume of oil actually sold rather than production volume because not all volume produced during the period is sold during the period. The related production costs are expensed only for the units sold, not produced.

Oil and gas operating expenses decreased 6% during the three months ended December 31, 2008 compared to the three months ended December 31, 2007. Expense per BOE, however, increased 14% during the three months ended December 31, 2008. Expense per BOE increased as a result of decreased crude oil sales. During the three months ended December 31, 2007 we sold 252,857 barrels of oil, during the three months ended December 31, 2008 we sold 209,758 barrels of oil. As expense per BOE is a function of total expense divided by the number of barrels of oil sold, the 17% decrease in sales volume more than offset the 6% decrease in expenses resulting in a 14%, or $0.83, increase in oil and gas operating expense per BOE.

General and Administrative Expenses. General and administrative expenses during the three months ended December 31, 2008 were $6,764,698 compared to $3,988,250 during the three months ended December 31, 2007. This represents a 70% increase in general and administrative expenses. This increase in general and administrative expenses was the result of several factors such as increased payroll and related costs, rent expense, taxes and professional services.

During the three months ended December 31, 2008 we recognized non-cash compensation expense of $2,421,726 resulting from restricted stock grants made previously to employees. By comparison, during the three months ended December 31, 2007 we recognized non-cash compensation expense in the amount of $576,957 for restricted stock grants issued to employees and outside consultants.

The increase in general and administrative expense during the three months ended December 31, 2008 compared to the three months ended December 31, 2007 was primarily the result of:

•	the change in non-cash compensation expense described in the previous paragraph;
•	a 91% increase in professional services resulting from legal fees incurred in our ongoing litigation; and
•	a 50% increase in rent expense from renting special equipment, apartments and additional vehicles.

Depletion. Depletion expense for the three months ended December 31, 2008 increased by $969,540 compared to the three months ended December 31, 2007. The major reason for this increase in depletion expense was a 127% increase in total depletable properties during in the three months ended December 31, 2008 compared to the three months ended December 31, 2007 because we drilled additional wells, continued workover on existing wells and developed additional infrastructure during the three months ended December 31, 2008.

Amortization and Depreciation. Amortization and depreciation expense for the three months ended December 31, 2008 increased 14% compared to the three months ended December 31, 2007. The increase resulted from purchases of fixed assets during the quarter.

Loss/Income from Operations. During the three months ended December 31, 2008 we realized loss from operations of $8,382,895 compared to an income from operations of $9,456,235 during the three months ended December 31, 2007. This loss from operations during the three months ended December 31, 2008 is the result of the 71% decrease in revenue, which decrease was exacerbated by a 80% increase in total expenses.

Other Income. During the three months ended December 31, 2008 we realized total other income of $89,913 compared to $399,827 during the three months ended December 31, 2007. This decrease is largely attributable to a 86% decrease in interest income.

Net Loss/Income. For all of the foregoing reasons, during the three months ended December 31, 2008 we realized net loss of $8,292,982 or $0.18 per share compared to a net income of $6,505,001 or $0.15 per share for the three months ended December 31, 2007.

Nine months ended December 31, 2008, compared to the nine months ended December 31, 2007.

Revenue and Production

The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the nine months ended December 31, 2008 and the nine months ended December 31, 2007.

			Nine months ended December 31, 2008 to the nine months ended December 31, 2007
	For the nine	For the nine	$	%
	months ended	months ended	Increase	Increase
	December 31, 2008	December 31, 2007	(Decrease)	(Decrease)

Production volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	866,021	672,297	193,724	29%
Barrels of Oil equivalent (BOE)	866,021	672,297	193,724	29%

Sales volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	847,036	665,553	181,483	27%
Barrels of Oil equivalent (BOE)	847,036	665,553	181,483	27%

Average Sales Price (1)
Natural gas ($ per Mcf)	-	-	-	-
Natural gas liquids ($ per Bbl)	-	-	-	-
Oil and condensate ($ per Bbl)	$ 73.75	$ 61.87	$ 11.88	19%
Barrels of Oil equivalent ($ per BOE)	$ 73.75	$ 61.87	$ 11.88	19%

Operating Revenue:
Natural gas	-	-	-	-
Natural gas liquids	-	-	-	-
Oil and condensate	$ 62,469,174	$ 41,177,967	$ 21,291,207	52%
Gain on hedging and derivatives (2)	-	-	-	-

(1)	At times, we may produce more barrels than we sell in a given period. The average sales price is calculated based on the average sales price per barrel sold, not per barrel produced.

(2)	We did not engage in hedging transactions, including derivatives during the nine months ended December 31, 2008, or the nine months ended December 31, 2007.

Revenues. We generate revenue under our contract from the sale of oil recovered during test production. During the nine months ended December 31, 2008 our oil production increased 27% compared to the nine months ended December 31, 2007. This increase in production is primarily attributable to the fact that we had twenty-four wells in testing or test production during all or some portion of the nine months ended December 31, 2008 compared to fourteen wells during all or some portion of the nine month period ended December 31, 2007.

During the nine months ended December 31, 2008 we realized revenue from oil sales of $62,469,174 compared to $41,177,967 during the nine months ended December 31, 2007. The largest contributing factor to the 52% increase in revenue was a 27% increase in sales volume. Another factor contributing to the increase in revenues was a 19% increase in the price per barrel we received for oil sales during the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007. During the nine months ended December 31, 2008 and 2007 we exported 81% and 91%, respectively, of our oil to the world markets and realized the world market price for those sales.

Costs and Operating Expenses

The following table presents details of our expenses for the nine months ended December 31, 2008 and 2007:

	For the nine months ended December 31, 2008	For the nine months ended December 31, 2007
Expenses:
Export duty	$ 7,912,459	$ -
Oil and gas operating(1)	6,065,686	3,768,513
General and administrative	17,350,218	10,954,205
Depletion(2)	9,105,564	4,223,854
Accretion expenses	325,494	162,594
Amortization and depreciation	218,610	175,069
Consulting expenses	8,662,500	-
Total	$ 49,640,531	$ 19,284,235
Expenses ($ per BOE):
Oil and gas operating(1)	7.16	5.66
Depletion (2)	10.75	6.35

(1)	Includes transportation cost, production cost and ad valorem taxes.
(2)	Represents depletion of oil and gas properties only.

Export Duty. The export duty for nine month ended December 31, 2008 was $7,912,459. As noted above, we became subject to the export duty in June 2008. Therefore, we paid no export duty during the nine months ended December 31, 2007.

Oil and Gas Operating Expenses. During the nine months ended December 31, 2008 we incurred $6,065,686 in oil and gas operating expenses compared to $3,768,513 during the nine months ended December 31, 2007. This significant increase is primarily the result of increased production volumes and other factors, including the increased royalty, salary and production expenses.

During the nine months ended December 31, 2008 royalty paid to the government increased by $705,395 or 68% compared to the nine months ended December 31, 2007. The increase in royalty corresponds with the increase in production. While royalty expenses increased significantly, as a percentage of total revenue, royalty expense remained nearly unchanged.

We calculate oil and gas operating expense per BOE based on the volume of oil actually sold rather than production volume because not all volume produced during the period is sold during the period. The related production costs are expensed only for the units sold, not produced.

Oil and gas operating expenses increased 61% during the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007. Expense per BOE increased 26% during the nine months ended December 31, 2008. During the nine months ended December 31, 2007 we sold 665,553 barrels of oil, during the nine months ended December 31, 2008 we sold 847,036 barrels of oil. As expense per BOE is a function of total expense divided by the number of barrels of oil sold, the 27% increase in barrels of oil sold did not offset the 61% increase in expenses resulting in a 26%, or $1.50, increase in oil and gas operating expense per BOE.

During the nine months ended December 31, 2008 payroll and related payments to production personnel increased $108,071 or 22% compared to the nine months ended December 31, 2007. As a result of increased production volume, we retained more production personnel during the nine months ended December 31, 2008 than during the nine months ended December 31, 2007.

Transportation expenses increased $1,483,707 or 66% as a result of two factors. First, transportation expense increased because of the increased volume of oil we produced and transported. Second, transportation expense increased because the Kariman wells are located farther from our oil base than our other existing wells and Kariman wells are our highest producing wells.

General and Administrative Expenses. General and administrative expenses during the nine months ended December 31, 2008 were $17,350,218 compared to $10,954,205 during the nine months ended December 31, 2007. This represents a 58% increase in general and administrative expenses. This increase was the result of several factors such as increased payroll and related costs, rent expense, taxes and professional services.

We recognized non-cash compensation expense of $5,068,785 during the nine months ended December 31, 2008 resulting from restricted stock grants made to employees and outside consultants. By comparison, during the nine months ended December 31, 2007 we recognized the non-cash compensation expense in the amount of $1,730,871 for restricted stock grants issued to employees and outside consultants.

The increase in general and administrative expense during the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007 was primarily the result of:

•	the change in non-cash compensation expense described in the previous paragraph;
•	a 19% increase in payroll and related costs as we hired additional administrative personnel to fulfill business needs, increased employee pay rates for existing employees;
•	a 34% increase in professional services resulting from legal fees incurred in our ongoing litigation;
•	a 57% increase in rent expense from renting special equipment, apartments and additional vehicles; and
•	a 45% increase in taxes resulting from environmental payments.

Depletion. Depletion expense for the nine months ended December 31, 2008 increased by $4,881,710 or 116% compared to depletion expenses for the nine months ended December 31, 2007. The major reason for this increase in depletion expense was the 27% increase in sales volume during the nine months ended December 31, 2008 compared to same period of last year. The increase in depletion expense is also attributable to the fact that we drilled additional wells, continued workover on existing wells and developed additional infrastructure during current fiscal quarter.

Amortization and Depreciation. Amortization and depreciation expense for the nine months ended December 31, 2008 increased 25% compared to the nine months ended December 31, 2007. The increase resulted from purchases of fixed assets during the year.

Consulting Expense. On June 24, 2008, the Company was granted an extension of its existing exploration contract from July 2009 to January 2013. Compensation expense for consulting services was recorded in the amount of $11,727,500, which included $1,000,000 paid upon the execution of consulting agreement and non-cash share-based compensation in the amount of $10,727,500 as the successful fee for extension of time period for exploration. The share-based compensation represents 1,750,000 (500,000 shares for each additional year of exploration status extension) valued at $6.13 per share which was the closing market price of Company’s shares on June 24, 2008.

On September 16, 2008 this consulting agreement was revised and the parties agreed to decrease the number of shares issued for services provided by 500,000 shares. The non-cash compensation expenses for consulting services were reversed in the amount of $3,065,000 (500,000 shares valued at $6.13 per share which was the closing market price of Company’s shares on June 24, 2008) for the three months ended December 31, 2008.

Income from Operations. During the nine months ended December 31, 2008 we realized income from operations of $12,828,643 compared to an income from operations of $21,893,732 during the nine months ended December 31, 2007. This decrease in income from operations during the nine months ended December 31, 2008 is the result of the 157% increase in total expenses, which was only partially offset by a 52% increase in revenue.

Other Income. During the nine months ended December 31, 2008 we realized total other income of $2,029,724 compared to $852,431 during the nine months ended December 31, 2007. This increase is largely attributable to $1,650,293 we received from a shareholder of the Company as disgorgement of profits earned in violation of the short-swing profit rules of Section 16(b) of the Securities Exchange Act of 1934.

Net Income. For all of the foregoing reasons, during the nine months ended December 31, 2008 we realized net income of $14,858,367 or $0.32 per share compared to a net income of $15,324,331 or $0.34 per share for the nine months ended December 31, 2007.

Liquidity and Capital Resources

For the period from inception on May 6, 2003 through December 31, 2008, we have incurred capital expenditures of $242,922,070 for exploration, development and acquisition activities. Funding for our activities has historically been provided by funds raised through the sale of our common stock and debt securities. From inception to December 31, 2008 we have raised approximately $94.6 million through the sale of our common stock. Additionally during the quarter ended September 30, 2007 we completed the placement of $60 million in principal amount of 5.0% convertible senior notes due in 2012. The net proceeds from the Note issuance of approximately $56.2 million has been used to pursue our drilling program. For additional detail regarding the Notes, including adjustments to the initial conversion price and the registration right of the Noteholders and see Note 9 to the Notes to the Unaudited Consolidated Financial Statements, December 31, 2008.

Recent problems in the credit markets, steep declines in worldwide oil prices and volatility and downward trends in the stock market evidence a weakening United States and global economy. In addition, these conditions have caused many junior exploration and production companies, including us, to seek additional capital in order to stay in business. Some companies have been acquired by larger companies and others have failed.

We negotiated the terms of a revolving credit facility, but we have not executed definitive agreements. The unsecured credit facility will operate on a model that is based upon, among other things, our expected production and revenue. With the significant decline in world oil prices and our estimated decline in production, our expected revenue will not be sufficient under the terms negotiated to allow us to draw down substantial funds at this time.

At December 31, 2008, our current liabilities exceeded current assets by $22,920,342. This has created a severe liquidity problem for the Company in the near term. This increase in current liabilities over current assets arose from the steep decline in world oil prices, drop in our current oil production and the export duty imposed by the government at a time when we were under contractual obligation to drill wells at four locations in the contract territory. In an effort to correct this situation we have ceased all drilling of new wells and we are working with creditors to establish payment schedules that will allow us to reduce our current liabilities and continue Company operations. We have no assurance that we will be successful in negotiating favorable terms with our creditors.

Beginning from February 2009 we have again started to sell oil to export markets. The netback we receive from export sales will be higher than domestic sales which should help to improve our liquidity situation.

Cash Flows

During the nine months ended December 31, 2008 cash was primarily used to fund exploration expenditures. See below for additional discussion and analysis of cash flow.

	Nine months ended December 31, 2008	Nine months ended December 31, 2007

Net cash provided by operating activities	$ 52,260,731	$ 30,920,176
Net cash used in investing activities	$ (62,075,909)	$ (67,116,950)
Net cash provided by financing activities	$ 50,001	$ 56,210,763

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (9,765,177)	$ 20,013,989

Our principal source of liquidity during the nine months ended December 31, 2008 was cash and cash equivalents. At March 31, 2008 cash and cash equivalents totaled approximately $17.2 million. At December 31, 2008 cash and cash equivalents had decreased to approximately $7.5 million. During the nine months ended December 31, 2008 we spent approximately $64.3 million to fund our drilling and development activities.

Certain operating cash flows are denominated in local currency and are translated into U.S. dollars at the exchange rate in effect at the time of the transaction. Because of the potential for civil unrest, war and asset expropriation, some or all of these matters, which impact operating cash flow, may affect our ability to meet our short-term cash needs.

Contractual Obligations and Contingencies

The following table lists our significant commitments at December 31, 2008, excluding current liabilities as listed on our consolidated balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital Expenditure Commitment(1)	$ 73,710,000	$ 3,570,000	$ 45,965,000	$ 24,175,000	$ -
Due to the Government of the Republic of Kazakhstan(2)	11,744,880	50,000	300,000	11,394,880	-
Liquidation Fund	4,897,510	-	-	4,897,510	-
Total	$ 90,352,390	$ 3,620,000	$ 46,625,000	$ 40,467,390	$ -

(1)   Under the terms of our subsurface exploration contract we are required to spend a total of $93.2 million in exploration activities on our properties, including a minimum of $3.6 million by July 2009, $10.4 million by January 2010, $21.3 million by January 2011, $27.2 million by January 2012 and $14.9 million by January 2013. As of December 31, 2008, we have spent a total of $242.9 million in exploration activities.

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

As of December 31, 2008, we had no off-balance sheet financing arrangements.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Our primary market risks are fluctuations in commodity prices and foreign currency exchange rates. We do not currently use derivative commodity instruments or similar financial instruments to attempt to hedge commodity price risks associated with future crude oil production.

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for crude oil. Prices also affect the amount of cash flow available for capital expenditures and our ability to either borrow or raise additional capital. Price affects our ability to produce crude oil economically and to transport and market our production either through export to international markets or within Kazakhstan. Crude oil sales in the international market during our third fiscal quarter were based on prevailing market prices at the time of sale less applicable discounts due to transportation.

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

As of the end of the period covered by this report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 19“Commitments and Contingencies” to the Notes to the Consolidated Financial Statements under Part I – Item 1of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2008 Annual Report on Form 10-K, including under the heading “Item 1A. Risk Factors” of Part I, which risks could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 6. Exhibits

Exhibits. The following exhibits are included as part of this report:

Exhibit 10.1

Addendum No. 7 to Contract #482 dated June 09, 2000, for hydrocarbon exploration on the Aksaz-Dolinnoe-Emir territory, located in Tyubkaragan region of Mangystau oblast between Ministry of Energy and Mineral Resources of the Republic of Kazakhstan, (Competent body) and Limited Liability Partnership Emir Oil (Contractor), dated January 16, 2009

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

BMB MUNAI, INC.

Date:	February 4, 2009	/s/ Gamal Kulumbetov
Gamal Kulumbetov Chief Executive Officer

Date:	February 4, 2009	/s/ Leonard Stillman
Leonard Stillman Interim Chief Financial Officer