Form 10-K
period 2009-03-31
BMB MUNAI INC
filed 2009-06-15
CIK 924805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended March 31, 2009

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

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.              ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, or non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated filer ☒
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐ Yes ☒ No

As of September 30, 2008 the aggregate market value of the common voting stock held by non-affiliates of the issuer based upon the closing stock price of $4.15 per share was approximately $152,710,000.

As of May 28, 2009, the registrant had 47,378,420 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s proxy statement for its 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrant’s fiscal year ended March 31, 2009 are incorporated by reference into Part III of this report.

Forward Looking Information

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are based on management’s beliefs and assumptions and on information currently available to our management. For this purpose any statement contained in this annual report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements about our results of operations, cash flows, capital resources and liquidity, drilling plans and future exploration, production and well operations, reserves, licensing, commodity price environment, actions, intentions, plans, strategies and objectives. Without limiting the foregoing, words such as “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “predict,” “may,” “should,” “could,” “will” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs, economic conditions, competition, legislative requirements and changes and the effect of such on our business, sufficiency of future working capital, borrowings, capital resources and liquidity and other factors detailed herein and in our other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

Forward-looking statements are predictions and not guarantees of future performance or events. The forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by their nature are dynamic and subject to rapid and possibly abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. We hereby qualify all our forward-looking statements by these cautionary statements.

These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Throughout this annual report, unless otherwise indicated by the context, references herein to the “Company”, “BMB”, “we”, our” or “us” means BMB Munai, Inc, a Nevada corporation, and its corporate subsidiaries and predecessors. Throughout this annual report all references to dollar amounts ($) refers to U.S. dollars unless otherwise indicated.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in out our other filings with the Securities and Exchange Commission.

PART I

Item 1.	Business

Overview

BMB Munai, Inc., our company, is organized under the laws of the State of Nevada. Our business activities focus on oil and natural gas company exploration and production in the Republic of Kazakhstan (sometimes also referred to herein as the “ROK” or “Kazakhstan”). We hold an exploration contract that allows us to conduct exploration drilling and oil production in the Mangistau Province in the southwestern region of Kazakhstan. Since the date of execution of the original exploration contract, we have successfully negotiated several amendments to the contract that have extended the term of the contract to January 2013 and extended the territory of the contract area to approximately 850 square kilometers.

Our original contract area comprised the ADE Block. As a result of our drilling and exploration activities this block now contains our Aksaz, Dolinnoe and Emir oil and gas fields. We then were granted an area extension which we designated as the Southeast Block, which now includes our Kariman oil and gas field and our unexplored Borly and Yessen structures. During our 2009 fiscal year we successfully negotiated a second area extension, which we have designated the Northwest Block. All of our exploration territory is contiguous. The ADE Block, the Southeast Block and the Northwest Block are collectively referred to herein as “our properties.”

Industry and Economic Factors

Our business is subject to many factors beyond our control. Foremost is the fluctuation of oil and gas prices. Historically, oil and gas markets have been cyclical and volatile. During fiscal year 2009 we experienced wide fluctuation in the world price for oil. We expect prices to continue to be difficult to predict.

While our revenues are a function of both production and prices, wide swings in commodity prices will likely continue to have a significant impact on our results of operations. We have not elected to engage in hedging transactions because we do not have the necessary infrastructure or the required flexibility in our rights to conduct export transactions.

Our operations entail significant complexities due to the depth and geological makeup of the structures we are entering. Advanced technologies requiring highly trained personnel are utilized in both exploration and development. Even when the technology is properly used, we still may not know conclusively whether hydrocarbons will be present nor the rate at which they may be produced when wells are completed. Despite our best efforts to limit our risks, exploration drilling is a high-risk activity that may not yield commercial production or reserves.

Our business, as with other extractive industries, depletes our reserves and therefore oil and gas produced must be replaced for our Company to remain viable. During the past fiscal year we have realized a net increase in our reserves over the end of fiscal year 2008.

Our Strategy

Since 2004 we have been actively drilling wells in each field on the ADE Block and since 2005 we have been drilling in the Southwest Block in the Kariman field. Our activities have been funded through private placements of equity and debt securities as well as income generated from sales of our exploration stage oil production.

Our drilling activities have consisted in drilling an array of exploratory wells to delineate reservoir structures and developmental wells intended to provide income to the Company. Our operational focus during the last fiscal year has been to continue our practice of increasing our oil reserves by developing resource category assets to reserve category assets and proved undeveloped reserves to proved developed reserves. Currently, we have 1,230 gross (1,230 net) proved developed producing acres, plus 180 gross (180 net) acres of proved undeveloped reserves. We also hold approximately 112,260 gross (112,260 net) unproved, undeveloped acres.

During the last fiscal year we completed a very active three-year drilling program on our territory. During this time we drilled 17 wells to an average depth of 3,800 meters. Beginning in September of 2008 we began to phase out our new well drilling activities and we have released four large drilling rigs since that date as current drilling projects were completed.

Our strategy for the current year is to establish a sound financial basis to support our development of a long-term and profitable oil and gas exploration and production business. We intend to do this by focusing our attention in the next fiscal year on the following objectives:

Reduce our current accounts payable. As a result of the collapse of world oil prices in 2008, depressed local oil prices, contractual commitments to drillers and the tax structure imposed on oil exporters by the ROK, we saw significant increase in our current accounts payable over our current assets. Responding to this financial stress has required us to seek special arrangements with creditors and to temporarily cease drilling new wells. We made significant progress in reducing our current accounts payable during the later part of the fiscal year.

Conduct field operations focused on maximizing production and field delineation. We will focus on increasing our oil production without substantial capital outlay during the next fiscal year. We are concentrating efforts on stabilizing production from our existing wells by using a smaller workover rig and by installing pumps on various wells to establish consistent production in each of our oil fields.

Our existing wells are sufficient in number to allow us to integrate our geological and geophysical reports, seismic data, drilling logs, testing and production logs to create a complete profile of the ADE Block and Kariman field. Similar to most oil production in Kazakhstan, our oil is produced mainly from carbonate rocks of limestone and dolomite. These formations can prove to be challenging when attempting to understand oil field structure, designate well locations and determination of the number of wells required to develop a field. A full understanding of these issues is critical, as they can have a substantial impact on a field’s commercial viability and the expect return on investment. We have engaged experts in the United States with experience working in Kazakhstan with these issues to assist our internal engineering staff.

            Commence investigation of the Northwest Block. Our contract territory nearly doubled during the last fiscal year due to our successful negotiation of an amendment to our exploration contract to acquire rights to the Northwest Block. The Northwest Block did have limited Soviet-period exploration and drilling conducted on it. It is our intention to review the historical geological records of the area and to conduct new 3D seismic studies of this Block during the coming fiscal year. We anticipate that the seismic work will be complete during the current fiscal year and that interpretation of the data will be available in the second calendar quarter of 2010.

Oil and Natural Gas Reserves

The following table sets forth our estimated net proved oil and natural gas reserves and the standardized measure of discounted future net cash flows related to such reserves as of March 31, 2009. We engaged Chapman Petroleum Engineering, Ltd. (“Chapman”), to estimate our net proved reserves, projected future production and the standardized measure of discounted future net cash flows as of March 31, 2009. Chapman’s estimates are based upon a review of production histories and other geologic, economic, ownership and engineering data provided by us. Chapman has independently evaluated our reserves for the past several years. In estimating the reserve quantities that are economically recoverable, Chapman used oil and natural gas prices in effect as of March 31, 2009 without giving effect to hedging activities. In accordance with requirements of the Securities and Exchange Commission (the “SEC”) regulations, no price or cost escalation or reduction was considered by Chapman. The standardized measure of discounted future net cash flows is not intended to represent the current market value of our estimated oil and natural gas reserves. The oil and natural gas reserve data included in, or incorporated by reference in this document, are only estimates and may prove to be inaccurate.

	Proved reserves to be recovered by January 9, 2013(1)		Proved reserves to be recovered after January 9, 2013(1)
	Developed(2)	Undeveloped(3)	Developed(2)	Undeveloped(3)	Total
Oil and condensate (MBbls)(4)	6,850	833	14,220	1,738	23,641
Natural gas (MMcf)	-	-	-	-	-
Total BOE (MBbls)	6,850	833	14,220	1,738	23,641

Standardized Measure of discounted future net cash flows(5) (in thousands of U.S. Dollars)					$253,352

(1)

Under our exploration contract we have the right to sell the oil and natural gas we produce while we undertake exploration stage activities within our licensed territory. As discussed in more detail in “Risk Factors” and “Properties” we have the right to engage in exploration stage activities until January 9, 2013. To retain our rights to produce and sell oil and natural gas after that date, we must apply for and be granted commercial production rights by no later than January 2013 or obtain a further extension of our exploration contract. If we are not granted commercial production rights or another extension by that time, we would expect to lose our rights to the licensed territory and would expect to be unable to produce reserves after January 2013.

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

In accordance with SEC regulations, the Chapman Report used oil and natural gas prices in effect at March 31, 2009. The prices used in calculating the standardized measure of discounted future net cash flows attributable to proved reserves do not necessarily reflect market prices for oil and natural gas production subsequent to March 31, 2009. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will actually be realized for such production or that existing contracts will be honored or judicially enforced.

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

In the exploration, development and production business, production is normally sold to relatively few customers. We are now exporting nearly all of our test production for sale in the world market. Currently, 81% of our production is being sold to one client, Titan Oil (former Euro-Asian Oil AG). Revenue from oil sold to Titan Oil made up 94% of our total revenue. The loss of Titan Oil may have a material adverse effect on our operations in the short-term. Based on current demand for crude oil and the fact that alternate purchasers are readily available, we believe the loss of Titan Oil would not materially adversely effect our operations long-term.

Our crude oil exports are transported via the Aktau sea port to world markets. Pursuant to our agreement with Titan Oil (formerly Euro-Asian Oil AG), delivery is FCA (Incoterms 2000) at the railway station in Mangishlak. The oil is shipped via railway cars provided by Titan Oil (formerly Euro-Asian Oil AG). The volume and sales price are determined on a monthly basis, with all payments being covered by an irrevocable standby letter of credit opened through a first-class international bank. Sales prices is based on the average quoted Brent crude oil price from Platt's Crude Oil Marketwire for the three days following the bill of lading date less a discount for transportation expenses, freight charges and other expenses. The quality of crude oil supplied must meet minimum quality specifications.

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

In Kazakhstan, legislation affecting the oil and gas industry is under constant review for amendment or expansion.  Pursuant to such legislation, various governmental departments and agencies have issued extensive rules and regulations which affect the oil and gas industry, some of which carry substantial penalties for failure to comply.  These laws and regulations can have a significant impact that can adversely affect our profitability by increasing the cost of doing business and by imposition of new taxes, tax rates and tax schemes.  Inasmuch as new legislation affecting the industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations.

Employees

We have approximately 360 full-time employees. None of our employees are covered by collective bargaining agreements. From time to time we utilize the services of independent consultants and contractors to perform various professional services. Field and on-site production operation services, such as pumping, maintenance, dispatching, inspection and testing are generally provided by independent contractors.

Executive Offices

Our principal executive and corporate offices are located in an office building located at 202 Dostyk Avenue, in Almaty, Kazakhstan. We lease this space and believe it is sufficient to meet our needs for the foreseeable future.

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

Item 1A. Risk Factors

Our current liabilities exceed our current assets which, if not resolved, may result in the Company being unable to satisfy its obligations or make suitable arrangements with creditors as obligations become due.

At March 31, 2009, our current liabilities exceeded our current assets by $11,218,705. This has created liquidity problems for the Company. This increase in current liabilities over current assets arose from the steep decline in world oil prices, a drop in oil production and the export duty imposed by the government at a time when we were under contractual obligation to drill wells at four locations on our contract territory. In an effort to correct this situation we have ceased drilling new wells and we are working with creditors to establish payment schedules or otherwise reduce our current liabilities while continuing operations. We have no assurance that we will be successful in negotiating favorable terms with our creditors.

If we are unable to pay our debts or make suitable arrangement with creditors, this might be asserted to be an event of default under the Indenture governing our 5.0% convertible senior notes due 2012 (the “Notes”) and an event of default could result in the Notes becoming immediately due. We currently have insufficient funds to repay the Note principal. Given the current conditions in the credit and financial markets, we believe it would be difficult to obtain funding to retire the Notes if demand for payment were to be made prior to the scheduled maturity date.

The current financial crisis and economic conditions have and may continue to have a material adverse impact on our business and financial condition that we cannot predict.

The economic conditions in the United States and throughout the world have deteriorated during the past fiscal year. The global financial markets have experienced a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in prices of securities, diminished liquidity and credit availability, inability to access capital, the bankruptcy, failure, collapse or sale of financial institutions and an unprecedented level of intervention from the U.S. federal government and other governments. In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity and, have reduced and in many cases, ceased to provide any new funding.

Although we cannot predict the impacts on us of the deteriorating economic conditions, they could materially adversely affect our business in the following ways:

•

our ability to obtain credit and access the capital markets may continue to be restricted adversely affecting our financial position and our ability to continuing exploration and drilling activities on our territory;

•	the values we are able to realize in transactions we engage in to raise capital may be reduced, thus making these transactions more difficult to consummate and more dilutive to our shareholders; and
•	the demand for oil and natural gas may decline due to weak international economic conditions.

Oil and gas prices are characteristically volatile, and if they remain low for a prolonged period, our revenues, profitability and cash flows will decline. A sustained period of low oil and natural gas prices would adversely affect our business operations, our asset values and our financial condition and ability to meet our financial commitments.

The global financial crises and economic downturn has resulted in significantly decline in oil and natural gas prices from their highs of 2008. The prices we receive for our oil and natural gas production heavily influence our revenue, profitability, access to capital and future rate of growth. The prices we receive for our production, and the levels of our production, depend on a variety of additional factors that are beyond our control, such as:

•	the domestic and foreign supply of and demand for oil and natural gas;
•	the price and level of foreign imports of oil and natural gas;
•	the level of consumer product demand;
•	weather conditions;
•	overall domestic and global economic conditions;
•

political and economic conditions in oil and gas producing countries, including embargoes and continued hostilities in the Middle East and other sustained military campaigns, acts of terrorism or sabotage;

•	actions of the Organization of Petroleum Exporting Countries and other state-controlled oil companies relating to oil price and production controls;
•	the impact of the U.S. dollar exchange rates on oil and gas prices;
•	technological advances affecting energy consumption;
•	domestic and foreign governmental regulations and taxation;
•	the impact of energy conservation efforts;
•	the costs, proximity and capacity of gas pipelines and other transportation facilities; and
•	the price and availability of alternative fuels.

Our revenue, profitability and cash flow depend upon the prices and demand for oil and gas, and a drop in prices can significantly affect our financial results and impede our growth. In particular, price declines or sustained low prices for oil and gas will:

•	negatively impact the value of our reserves because declines in oil and natural gas prices would reduce the amount of oil and natural gas we can produce economically;
•	reduce the amount of cash flow available for capital expenditures; and
•	limit our ability to borrow money or raise additional capital.

We may not have the funds, or the ability to raise the funds, necessary to repurchase the Notes when they become due.

The Notes mature in July 2012. However, the indenture agreement governing the Notes provides that following a change in control of the Company, or on July 13, 2010, holders of the Notes may require us to repurchase their Notes. We do not currently have funds to do so, nor do we expect to generate sufficient funds from operations by July 2010 to pay the repurchase price of any Notes if tendered.

Our failure to repurchase the Notes when required would result in an event of default with respect to the notes. Such an event of default could negatively affect the trading price of our common stock because the event of default could lead to the principal and accrued but unpaid interest on the outstanding notes becoming immediately due and payable.

Future price declines may result in a write-down of our asset carrying values.

Lower oil and natural gas prices may not only decrease our revenues, profitability and cash flows, but also reduce the amount of oil and gas that we can produce economically. This may result in downward adjustments to our estimated proved reserves. Substantial decreases in oil and gas prices could render our future planned exploration and development projects uneconomical. If this occurs, or if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our properties for impairments. We are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable and may, therefore, require a write-down of such carrying value. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period incurred and on our ability to borrow funds under our credit agreements.

Unless we replace our oil and natural gas reserves, our reserves and future production will decline, which would adversely affect our cash flows and income.

Unless we conduct successful development, exploration and exploitation activities, our proved reserves will decline as those reserves are produced. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future oil and natural gas reserves and production, and, therefore our cash flow and income, are highly dependent upon our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. If we are unable to develop, exploit, find or acquire additional reserves to replace our current and future production, our cash flow and income will decline as production declines, until our existing properties would be incapable of sustaining commercial production.

We may not be able to replace our reserves or generate cash flows if we are unable to raise capital.

In order to increase our asset base, we will need to make substantial capital expenditures for the exploration, development, production and acquisition of oil and gas reserves and the construction of additional facilities. These maintenance capital expenditures may include capital expenditures associated with drilling and completion of additional wells to offset the production decline from our producing properties or additions to our inventory of unproved properties or our proved reserves to the extent such additions maintain our asset base. These expenditures could increase as a result of:

•	changes in our reserves;
•	changes in oil and gas prices;
•	changes in labor and drilling costs;

•	our ability to acquire, locate and produce reserves;
•	changes in license acquisition costs; and
•	government regulations relating to safety and the environment.

Our cash flow from operations and access to capital is subject to a number of variables, including:

•	our proved reserves;
•	the success or our drilling efforts;
•	the level of oil and gas we are able to produce from existing wells;
•	the prices at which our oil and gas is sold; and
•	our ability to acquire, locate and produce new reserves.

Historically, we have financed these expenditures primarily with cash raised through the sale of our equity and debt securities and revenue generated by operations. If our revenues or borrowing base decreases, which is expected, as a result of lower oil and natural gas prices, operating difficulties or declines in reserves, we may have limited ability to expend the capital necessary to undertake or complete future drilling programs. Additional debt or equity financing or cash generated by operations may not be available to meet these requirements. Due to the current low prices for oil and gas and the restrictions in the capital markets due to the global financial crisis, we anticipate that we will not have any significant capital available during the upcoming fiscal year to make substantial capital expenditures.

Drilling for and producing oil and gas is a costly and high-risk activity with many uncertainties that could adversely affect our financial condition or results of operations.

Our drilling activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. The cost of drilling, completing and operating a well is often uncertain, and cost factors, as well as the market price of oil and natural gas, can adversely affect the economics of a well. Furthermore, our drilling and producing operations may be curtailed, delayed or canceled as a result of other factors, including:

•	high costs, shortages or delivery delays of drilling rigs, equipment, labor or other services;
•	adverse weather conditions;
•	equipment failures or accidents;
•	pipe or cement failures or casing collapses;
•	compliance with environmental and other governmental requirements;
•	environmental hazards, such as gas leaks, oil spills, pipeline ruptures and discharges of toxic gases;
•	lost or damaged oilfield drilling and service tools;
•	loss of drilling fluid circulation;
•	unexpected operational events and drilling conditions;

•	unusual or unexpected or difficult geological formations;
•	natural disasters, such as fires;
•	blowouts, surface cratering and explosions; and
•	uncontrollable flows of oil, gas or well fluids.

A productive well may become uneconomical in the event deleterious substances are encountered, which impair or prevent the production of oil or gas from the well. In addition, production from any well may be unmarketable if it is contaminated with water or other deleterious substances. We may drill wells that are unproductive or, although productive, do not produce oil or gas in economic quantities. Unsuccessful drilling activities could result in higher costs without any corresponding revenues. Furthermore, the successful completion of a well does not ensure a profitable return on the investment.

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

We will be unable to produce up to 68% of our proved reserves if we are not able to obtain a commercial production contract or extend our current exploration contract, which would likely require us to terminate our operations.

Under our exploration contract on our properties we have the right to produce oil and gas only until January 2013, yet 68% of our proved reserves are scheduled to be produced after January 2013. We have the exclusive right to negotiate a commercial production contract as per the terms of our exploration contract. The MEMR does not make public its determinations on the granting of commercial production rights. Based on discussions with the MEMR, we have learned that the primary factors used by the MEMR in determining whether to grant commercial production rights are whether the contract holder has fulfilled its minimum work program commitments, proof of commercial discovery and submission of an approved development plan by a third-party petroleum institute in Kazakhstan to exploit the established commercial reserves. Typically, if commercial production rights are not granted it is because the contract holder has failed to make a commercial discovery within their contract territory and had decided to abandon the contract territory or the contract holder has insufficient funds to complete its minimum work program requirement and was unable to complete the necessary work to substantiate the presence of commercially producible reserves to the MEMR. Our efforts are focused toward meeting our minimum work program requirements and making and substantiating commercial discoveries in as many of the identified structures as possible to support our application for commercial production rights. If we are not granted commercial production rights prior to the expiration of our exploration contract, we may lose our right to produce the reserves on our current properties. If we are unable to produce those reserves, we will be unable to realize revenues and earnings and to fund operations and we would most likely be unable to continue as a going concern.

Prospects that we decide to drill may not yield oil or natural gas in commercially viable quantities or quantities sufficient to meet our targeted rate of return.

The structures we have located on our territory are typically at a depth of 3,100 to 3,800 meters and some structures may be deeper in the Northwest Block. The rock is generally carbonates of limestone and dolomite, which can inhibit oil flow and well drainage and thereby results in higher risk drilling, reduced well drainage areas, lower production rates and higher than expected well decline rates. These factors in turn adversely effect the valuation of our reserve base. We attempt to address these challenges through careful selection of drilling sites and we are now in process of developing models of our oil fields that will guide our well locations, drilling activities and technology deployment.

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

Under these laws, we could be liable for personal injuries, property damage and other damages. Failure to comply with these laws may also result in the suspension or termination of our licenses or operations and could subject us to administrative, civil and criminal penalties. Moreover, these laws could change in ways that substantially increase our costs. Any such liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations. We believe that there is political and legal risk doing business in Kazakhstan, as the country has existed for less than two decades and is still in process of developing stable and predictable laws required to underpin a free market economy and foster private enterprise.

We may incur substantial liabilities to comply with environmental laws and regulations.

Our oil and natural gas operations are subject to governmental laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of permits before drilling commences, restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities and impose substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory or remedial obligations or even injunctive relief. Changes in environmental laws and regulations occur frequently. Any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on our results of operations, competitive position or financial condition as well as on the industry in general. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or whether our operations were standard in the industry at the time they were performed.

Because of our lack of asset and geographic diversification, adverse developments in our operating area would adversely affect our results of operations.

Substantially all of our assets are currently located in southwestern Kazakhstan. As a result, our business is disproportionately exposed to adverse developments affecting this region. These potential adverse developments could result from, among other things, changes in governmental regulation, capacity constraints with respect to storage facilities, transportation systems and pipelines, curtailment of production, natural disasters or adverse weather conditions in or affecting these regions. Due to our lack of diversification in asset type and location, an adverse development in our business or the area in which we operate would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets and operating areas.

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

We depend on one customer for sales of crude oil. A reduction by this customer in the volumes of oil it purchases could result in a substantial decline in our revenues and net income.

During the year ended March 31, 2009, we sold approximately 81% of our crude oil production to Titan Oil (formerly Euro-Asian Oil AG). Revenue from oil sold to Titan Oil made up 94% of our revenue during the year ended March 31, 2009. The loss of Titan Oil may have a material adverse effect on our operations in the short-term. Based on current demand for crude oil and the fact that alternate purchasers are readily available, we believe the loss of Titan Oil would not materially adversely effect our operations long-term.

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

Our ability to obtain additional financing or use our operating cash flow to fund operations may be adversely affected by our level of indebtedness.

Our level of indebtedness could have negative consequences, which include, but are not limited to, the following:

•	Our ability to obtain additional financing to fund capital expenditures, acquisitions, working capital, repay debts or for other purposes may be impaired;
•	Our ability to use operating cash flow in other areas of our business may be limited because we must dedicate a substantial portion of these funds to repay debt obligations;
•	We may be unable to compete with others who may not be as highly leveraged; and
•	Our debt may limit our flexibility to adjust to changing market conditions, changes in our industry and economic downturns.

Risks Relating to Our Common Stock

Our stock price may be volatile.

The following factors could affect our stock price:

•	our operating performance and future prospects;
•	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and revenues;
•	actual or anticipated variations in our reserve estimates and quarterly operating results;
•	fluctuations in oil and natural gas prices;
•	speculation in the press or investment community;
•	sales of our common stock by large block stockholders;
•	short-selling of our common stock by investors;
•	the outcome of current litigation;
•	issuance of a significant number of shares to raise additional capital to fund our operations;
•	changes in applicable laws or regulations;
•	changes in market valuations of similar companies;
•	additions or departures of key management personnel;
•	actions by our creditors; and
•	international economic, legal and regulatory factors unrelated to our performance.

It is unlikely that we will be able to pay dividends on our common stock.

We have never paid dividends on our common stock. We cannot predict with certainty that our operations will result in sufficient revenues to enable us to operate profitably and with sufficient positive cash flow so as to enable us to pay dividends to the holders of common stock.

The percentage ownership evidenced by the common stock is subject to dilution.

We are authorized to issue up to 500,000,000 shares of common stock and are not prohibited from issuing additional shares of such common stock. Moreover, to the extent that we issue any additional common stock, a holder of the common stock is not necessarily entitled to purchase any part of such issuance of stock. The holders of the common stock do not have statutory “preemptive rights” and therefore are not entitled to maintain a proportionate share of ownership by buying additional shares of any new issuance of common stock before others are given the opportunity to purchase the same. Accordingly, you must be willing to assume the risk that your percentage ownership, as a holder of the common stock, is subject to change as a result of the sale of any additional common stock, or other equity interests in the Company.

Our common stock is an unsecured equity interest.

Just like any equity interest, our common stock will not be secured by any of our assets. Therefore, in the event of our liquidation, the holders of our common stock will receive distributions only after all of our secured and unsecured creditors have been paid in full. There can be no assurance that we will have sufficient assets after paying its secured and unsecured creditors to make any distribution to the holders of our common stock.

Provisions in Nevada law could delay or prevent a change in control, even if that change would be beneficial to our stockholders.

Certain provisions of Nevada law may delay, discourage, prevent or render more difficult an attempt to obtain control of us, whether through a tender offer, business combination, proxy contest or otherwise. The provisions of Nevada law are designed to discourage coercive takeover practices and inadequate takeover bids. These provisions are also designed to encourage persons seeking to acquire control of us to first negotiate with our board of directors.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Under the statutory scheme in the Republic of Kazakhstan prospective oil fields are developed in two stages. The first stage is an exploration and appraisal stage during which a private contractor is given a license to explore for oil and gas on a territory for a set term of years. During this stage the primary focus is on the search for a commercial discovery, i.e., a discovery of a sufficient quantity of oil and gas to make it commercially feasible to pursue execution of, or transition to, a commercial production contract with the government. Under the terms of an exploration contract the contract holder has the right to sell all oil and natural gas produced during the term of the exploration contract.

We currently own a 100% interest in a license to use subsurface mineral resources and a hydrocarbon exploration contract issued by the ROK in 1999 and 2000, respectively (collectively referred to herein as the (“license” or the “exploration contract”). When initially granted, the exploration and development stage of our exploration contract had a five year term, with provision for two extensions for a period of two years each. On June 24, 2008 the MEMR agreed to extend the exploration stage of our exploration contract until January 2013.

Initially, the exploration contract granted us the right to engage in exploration and development activities in an area of approximately 200 square kilometers referred to herein as the “ADE Block.” The ADE Block is comprised of three fields, the Aksaz, Dolinnoe and Emir fields. During our 2006 fiscal year our exploration contract was expanded to include an additional 260 square kilometers of land adjacent to the ADE Block, which we refer to herein as the “Southeast Block”, which includes the Kariman oil and gas field and the Borly and Yessen structures. In October 2008 the MEMR granted a further extension of the territory covered under our exploration contract to include an additional 390 square kilometer area, bring our total contract area to 850 square kilometers (approximately 210,114 acres). The additional territory is located to the north and west of our current exploration territory, extending the exploration territory toward the Caspian Sea and is referred to herein as the “Northwest Block.” The Southeast Block and the Northwest Block are governed by the terms of our exploration contract.

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

The contract we hold follows the above format. The contract sets the minimum dollar amount we must expend during each year of our work program. Through July 2009, our work program year ended on July 9 each year. As a result of certain changes to our exploration license, our work program year end has now changed to January 9 of each year through January 9, 2013. Therefore our work program year does not coincide with our fiscal year. As a result of these timing differences, the amounts reflected in the table below as “Actually Made” may differ from amounts disclosed elsewhere in our Management’s Discussion and Analysis or Consolidated Financial Statements, which present figures based on our fiscal year rather than our work program year.

Amount of Expenditure	Mandated by Contract	Actually Made
Prior to July 2007	$40,200,000	$104,750,000
July 2007 to July 2008	$8,480,000	$115,040,000
July 2008 to July 2009	$1,845,000	$ 39,717,000*
July 2009 to January 2010	$8,565,000	$ -
January 2010 to January 2011	$21,520,000	$ -
January 2011 to January 2012	$27,300,000	$ -
January 2012 to January 2013	$14,880,000	$ -
Total	$122,790,000	$259,507,000

* Investment as of March 31, 2009.

As reflected in the above table, in connection with the extension of the term and territory of our exploration contract, we agreed to expend not less than $72.7 million dollars in additional work program activities through January 9, 2013.

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

To date, we have drilled a total of 24 wells as set forth in more detail below:

Structures	Aksaz	Dolinnoe	Emir	Kariman	Borly	Yessen	Northwest Block
Exploratory Wells	1	1	1	1	1	1	3(1)
Appraisal Wells	2	2	2	2	2	2	*

Existing Wells	5	6	3	10	0	0	0
Wells in Progress	0	0	0	0	0	0	0
Remaining Wells to Drill by 2013	0	0	0	0	3	3	*

(1)  Addendum No. 6 to our exploratory contract requires the drilling of three exploratory wells. Depending upon the results of 3D seismic studies of the Northwest Block we may need to drill additional exploratory and appraisal wells in the Northwest Block.

*	Unknown at this time.

Pursuant to the terms of the extensions of our exploration contract, we will be required to drill not less than nine new wells by January 9, 2013. If we discover structures in the Northwest Block, we will need to drill additional wells to determine and establish the existence of commercially producible reserves within the various structures in our license territory.

The bottom half of the above chart shows current progress on drilling of exploratory and appraisal wells.

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

The terms of our commercial production rights will be negotiated at the time we apply to transition to commercial production. We became subject to a new tax code on January 1, 2009. Under the new tax code, the royalty we previously paid was replaced by a mineral extraction tax. The rate of the mineral extraction tax depends on annual production output. The new code currently provides for a 5% mineral extraction tax rate (6% in 2010 and 7% starting from 2011) on production sold to the export market, and a 2.5% tax rate (3% in 2010 and 3.5% starting from 2011) on production sold to the domestic market. In January 2009 we also became subject for a rent export tax, which is calculated based on the export sales price. This tax ranges from as low as 0% if the price is less than $40 per barrel to as high as 32% if the price per barrel exceeds $190.

Drilling Operations

During fiscal 2009 we completed six new wells in total. Three wells on the Kariman field, one well on the Dolinnoe field and two wells on the Aksaz field.

Our drilling strategy is aimed at geological exploratory drilling with the purpose of obtaining the in-depth information necessary for further exploration activities and transition to commercial production in the future, and drilling aimed at increasing production at the current stage.

Although not all of our wells have resulted in commercially viable production rates, drilling results have provided valuable information which we are using to construct geological and geophysical models of our fields, correction and amendments of 3D seismic results and more precise well location decision making procedures.

Well Performance and Production

The following table sets forth the number of oil and natural gas wells in which we owned an interest as of March 31, 2009.

	Company-operated		Non-operated		Total
	Gross	Net	Gross	Net	Gross	Net

Oil	24	24	-	-	24	24
Natural Gas	-	-	-	-	-	-
Total	24	24	-	-	24	24

As of the fiscal year ended March 31, 2009, each of the 24 wells identified above was in test production, testing or under/awaiting workover.

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

During our fourth fiscal quarter, our average daily crude oil production was 2,961 barrels per day. Following is a brief description of the production rates of each of our 24 wells during the fiscal year ended March 31, 2009.

Well	Single Interval Production Rate for the year ended March 31, 2009	Average Daily Production Rate for the quarter ended March 31, 2009	Diameter Choke Size

Aksaz -1	44 - 317 bpd	44 - 317 bpd	4 mm
Aksaz -2	6 - 126 bpd	6 - 119 bpd	5 mm
Aksaz-3	264 - 1,860 bpd	264 - 1,860 bpd	4 mm
Aksaz -4	44 - 317 bpd	44 - 317 bpd	4 mm
Aksaz -6	31 - 277 bpd	31 - 277 bpd	5 mm
Dolinnoe -1	50 - 791 bpd	63 - 791 bpd	5 mm
Dolinnoe -2	0 - 435 bpd	0 - 435 bpd	2 mm
Dolinnoe -3	0 - 475 bpd	0 - 475 bpd	7 mm
Dolinnoe -5	0 - 245 bpd(1)	0 bpd(1)	-
Dolinnoe -6	13 - 158 bpd	19 - 158 bpd	12 mm
Dolinnoe -7	113 - 1,068 bpd	132 - 1,068 bpd	4 mm
Emir -1	0 - 31 bpd	0 bpd	-
Emir - 2	0 - 158 bpd(2)	0 - 158 bpd(2)	6 mm
Emir -6	0 - 94 bpd	0 bpd	-
Kariman -1	302 - 435 bpd(3)	0 - 435 bpd(3)	-
Kariman -2	0 - 2,255 bpd	327 - 2,255 bpd	5 mm
Kariman -3	0 - 237 bpd (4)	0 - 237 bpd (4)	-
Kariman -4	0 - 380 bpd (5)	0 - 359 bpd (5)	12 mm
Kariman -5	0 - 237 bpd(6)	0 - 237 bpd(6)	-
Kariman -6	371 - 2,611 bpd	396 - 2,611 bpd	7 mm
Kariman -7	0 - 660 bpd	0 - 270 bpd	12 mm
Kariman -8	57 - 2,572 bpd	57 - 2,572 bpd	7 mm
Kariman -10	0 - 396 bpd(7)	0 - 396 bpd(7)	10 mm
Kariman-11	0 - 1,780 bpd(7)	0 - 1,780 bpd(7)	7 mm

(1)

A first target was tested on March 27, 2008. The first week’s production was 110 bpd. In April 2008 it dropped to 63 bpd. For a couple of days the well was shut-in for a pressure build-up. After that production dropped to 26 bpd. We carried out an acid injection and hydro-impulsive cleaning and aeration, however, it hasn’t yielded significant results. We conducted bottom-hole zone cleaning to stimulate oil flow in August 2008. At the present moment, the well is producing sporadically. We intend to complete a comprehensive study of oil flow stimulation activities, including installation of various pumps should results of research provide indication of the possibility of production increase.

(2)

This well was completed during the quarter ended March 31, 2008. At the present moment, the well produces sporadically. We have lowered a down-hole pump but such activities yielded no significant results. We plan to continue sporadic production from this well without spending any significant additional funds for workover activities in the near future.

(3)	We have installed a downhole pump at the Kariman-1 well which continues to produce sporadically. We are investigating possibility of centrifugal pumps installation on this well.
(4)	We have installed a bottom-hole pump at this well. At the present moment we are researching various available options for increasing oil production rates from this well.
(5)

We have installed centrifugal submersible pumps at these wells. After a brief period of testing and fine tuning, production from this well stabilized. Stabilized production rates are included in the table above.

(6)	We expect to install a bottom-hole pump at the Kariman-5 well when a workover rig becomes available.
(7)

We have installed centrifugal submersible pumps at these wells. After a brief period of testing and fine tuning, production from this well stabilized. Stabilized production rates are included in the table above.

During the quarter ended December 31, 2008, we reduced our planned capital expenditure program for the remainder of the fiscal year and the upcoming fiscal year.

During the past several years we have pursued an aggressive capital expenditure and drilling program. We pursued this aggressive strategy, in part, to complete our mandated exploration activities and move our contract territory to commercial production by July 2009, as our rights to the contract territory could have been terminated and reverted back to the government of the Republic of Kazakhstan had we not done so. With the grant of the extension of time to complete exploration activities, to January 2013, we now have more flexibility in the pace of our exploration drilling efforts and application for transition to commercial production.

As a result of reduced world oil prices and, corresponding reduction in our revenues, we do not have sufficient capital available to continue to support the aggressive drilling strategy we pursued during the past several years. The reduction in anticipated revenues from production is due to several factors, including, the material drop in world oil prices; several wells we have recently completed have not generated substantial production; the decline rates on existing wells has, in many cases, been more steep than expected due to the need for reworking and treatment to remove paraffin buildup occurring during a colder than normal winter; and the imposition by the Republic of Kazakhstan of an export duty on all oil sold outside the domestic market in Kazakhstan.

Another reason for the decrease in production and revenue was a lack of oil storage capacity. Given world market prices during the quarter, we were unwilling to export crude oil to international market due to the negative netbacks realized after application of the high export duty imposed by the government of Kazakhstan shortly before world market prices plummeted in August 2008. Such circumstances forced us to supply 100% of our crude oil to domestic markets starting in late October 2008. This significant increase in the supply of crude oil to the domestic market in Kazakhstan led to low domestic prices and logistical issues as there is only one refinery that services western Kazakhstan oil producers. As a result several times during the quarter ending December 31, 2008, there were periods when we were unable to ship crude oil to the domestic market. This led to the crude oil inventories at the oil storage facility we lease to exceed storage capacity. As a result, we had to partially or completely (through choke scale down) shutdown several wells. Due to the pressure drop and paraffin build-up during such suspension of production, we were unable to return to the previous production rates at several wells.

We have developed and commenced a production restoration program based on installation and running of submersible centrifugal and bottom-hole pumps at non-producing or low-producing wells. We have completed installation of such pumps at the Kariman-4 and Kariman-7 wells during the fiscal quarter ending March 31, 2009. With the ingoing workover stimulation program we hope to restore the production level close to the levels experienced at the end of the fiscal quarter ending March 31, 2008.

Based on the successful results of centrifugal pumps usage, we have proceeded with extensive workover program at the existing Kariman wellstock. In the period following the fiscal year 2009 we have continued installation of the centrifugal pumps at the Kariman-10 and Kariman-11 wells. We are currently engaged in installation of the bottom-hole pumps at the Kariman-3 and Kariman-5 wells. We believe we have identified a technique for oil flow stimulation and intensification suitable for the peculiar needs of the Kariman field. We plan to continue with this program and will install centrifugal pumps on as-needed basis on the Kariman wells where we believe the use of pumps will result in greater production than the natural flow rate.

We are also in the process of researching various available options for using similarly-designed pumps at the Dolinnoe and Aksaz fields, both of which have higher natural gas content making it impossible to apply the same equipment currently used on the Kariman field.

We expect to continue working with the existing wellstock for the reminder of the fiscal year ending 2010 with the purpose of increasing and sustaining production rates from existing wells.

Cost Information

Capitalized Costs

Capitalized costs and accumulated depletion, depreciation and amortization relating to our oil and natural gas producing activities, all of which are conducted in the Republic of Kazakhstan, are summarized below:

	As of March 31, 2009	As of March 31, 2008

Developed oil and natural gas properties	$ 221,374,856	$ 145,022,351
Unevaluated oil and natural gas properties	40,580,015	50,843,750
Accumulated depletion, depreciation and amortization	(23,226,458)	(12,823,130)
Net capitalized cost	$ 238,728,413	$ 183,042,971

Exploration, Development and Acquisition Capital Expenditures

The following table sets forth certain information regarding the total costs incurred associated with exploration, development and acquisition activities.

	For the year ended March 31, 2009	For the year ended March 31, 2008	For the year ended March 31, 2007

Acquisition costs:
Unproved properties	$ -	$ -	$ -
Proved properties	-	-	-
Exploration costs	2,275,021	3,024,386	1,370,797
Development costs	63,727,311	83,950,096	37,063,321
Subtotal	66,002,332	86,974,482	38,434,118
Asset retirement costs	86,438	1,300,576	1,076,987
Total costs incurred	$ 66,088,770	$ 88,275,058	$ 39,511,105

Oil and Natural Gas Volumes, Prices and Operating Expense

The following table sets forth certain information regarding production volumes, average sales price and average operating expense associated with our sale of oil and natural gas for the periods indicated.

	For the Year Ended March 31, 2009	For the Year Ended March 31, 2008	For the Year Ended March 31, 2007
Production:
Oil and condensate (Bbls)	1,080,895	907,823	321,993
Natural gas liquids (Bbls)	-	-	-
Natural gas (Mcf)	-	-	-
Barrels of oil equivalent (BOE)	1,080,895	907,823	321,993

Sales(1)(3):
Oil and condensate (Bbls)	1,073,754	896,256	315,540
Natural gas liquids (Bbls)	-	-	-
Natural gas (Mcf)	-	-	-
Barrels of oil equivalent (BOE)	1,073,754	896,256	315,540

Average Sales Price(1):
Oil and condensate ($ per Bbl)	$ 64.84	$ 67.16	$ 50.03
Natural gas liquids ($ per Bbl)	$ -	$ -	$ -
Natural gas ($ per Mcf)	$ -	$ -	$ -
Barrels of Oil equivalent ($ per BOE)	$ 64.84	$ 67.16	$ 50.03

Average oil and natural gas operating expenses including production and ad valorem taxes ($ per BOE)(2)(3)	$ 7.45	$ 6.15	$ 7.20

(1)	During the years ended March 31, 2009, 2008 and 2007, the Company has not engaged in any hedging activities, including derivatives.
(2)	Includes transportation cost, production cost and ad valorem taxes.
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

In October and November 2005, Sokol Holdings filed amendments to its complaint in the U.S. District Court in New York to add Brian Savage and Thomas Sinclair as plaintiffs and to add Credifinance Capital, Inc., and Credifinance Securities, Ltd. (collectively “Credifinance”) as defendants in the matter. The amended complaints alleged: i) tortious interference with contract, specific performance, breach of contract, unjust enrichment, unfair competition-misappropriation of labors and expenditures against all defendants; ii) breach of fiduciary duty, tortious interference with fiduciary duty and aiding and abetting breach of fiduciary duty by Mr. Agaian, Mr. Benarroch and Credifinance; and iii) breach of fiduciary duty by Mr. Cherdabayev, Mr. Kunayev and Mr. Baiseitov, in connection with a business plan for the development of the Aksaz, Dolinnoe and Emir oil and gas fields owned by Emir Oil, LLP. The plaintiffs have not named Toleush Tolmakov as a defendant in the action nor have the plaintiffs ever brought claims against Mr. Tolmakov to establish the existence or breach of any legally binding agreement between the plaintiffs and Mr. Tolmakov. The plaintiffs seek damages in an amount to be determined at trial, punitive damages, specific performance and such other relief as the Court finds just and reasonable.

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

During the year, the Company changed its legal counsel to represent all defendants in the lawsuit from Bracewell & Giuliani LLP in New York, New York to Manning, Curtis, Bradshaw & Bednar LLC in Salt Lake City, Utah.

On December 12, 2008, plaintiffs sought leave to file a Third Amended Complaint to add claims for (a) breach of fiduciary duty against defendants Cherdabayev, Kunayev, Baiseitov, Agaian, Benarroch and Credifinance based on these defendants’ alleged role as promoters of Sokol, (b) fraud against all defendants; and (c) promissory estoppel against defendants Cherdabayev, Kunayev and Baiseitov. Defendants opposed the Motion for Leave to Amend. That motion has been fully briefed but it has not yet been decided by the court. Fact discovery on the existing claims has been completed and the parties are now conducting expert discovery and reports. Plaintiffs have submitted an expert report on damages that claims damages of between $6.7 million and $10.9 million, plus interest. The Company disputes the Plaintiffs’ damage claim, in addition to disputing liability. No trial date has been established.

Other than the foregoing, to the knowledge of management, there is no other material litigation or governmental agency proceeding pending or threatened against the Company or our management.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2009.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
               Equity Securities

Our common stock is traded on the NYSE Amex Equities under the symbol “KAZ.” Our shares are also traded on XETRA , the Deutsche Borse electronic trading system under SE code DL-,001 DMW US09656A1051.

The following table presents the high and low sales price for the fiscal year ended March 31, 2009 and March 31, 2008, as reported by the NYSE Amex Equities.

Fiscal year ended March 31, 2009	High	Low

Fourth quarter	$ 1.90	$ 0.36
Third quarter	$ 3.54	$ 0.80
Second quarter	$ 6.00	$ 2.96
First quarter	$ 7.88	$ 5.26

Fiscal year ended March 31, 2008

Fourth quarter	$ 6.25	$ 4.31
Third quarter	$ 6.85	$ 4.86
Second quarter	$ 7.05	$ 4.84
First quarter	$ 6.18	$ 5.21

Record Holders

As of May 28, 2009, we had approximately 363 shareholders of record holding 47,378,420 shares of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not declared or paid a cash dividend on our common stock during the past two fiscal years. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed it liabilities and it is able to pay its debts as they become due in the usual course of business. At the present time, our board of directors does not anticipate paying any dividends in the foreseeable future; rather, the board of directors intends to retain earnings that could be distributed, if any, to fund operations and develop our business.

Stock Performance Graph

The performance graph below compares the cumulative total shareholder return of our common stock with the NYSE Amex Equity Composite Index and a peer group index. The graph assumes an investment of $100 on March 31, 2004 and reinvestment of dividends, if any, on the date of payment without commissions. The plot points were provided by Standard & Poor’s Institutional Market Services, Centennial, Colorado. The performance graph represents past performance, which may not be indicative of future performance.

Comparison of Cumulative Five-Year Total Return
$300
$200
$100
$0
3/31/04
3/31/05
3/31/06
3/31/07
3/31/08
3/31/09
BMB Munai, Inc.
AMEX Composite Index
Peer Group

	Base Year
	3/31/04	3/31/05	3/31/06	3/31/07	3/31/08	3/31/09
BMB Munai, Inc.	$100	$137.18	$241.03	$137.95	$139.49	$14.87
AMEX Composite Index	$100	$116.15	$154.05	$173.06	$177.59	$108.16
Peer Group	$100	$145.44	$237.21	$153.05	$94.27	$16.91

The peer group consists of Abraxas Petroleum Corp, American Oil & Gas, Inc., CanArgo Energy Corp, Gasco Energy Corp, Teton Energy Corp, Transmeridian Exploration Inc. (for the portions of the above periods during which such companies had publicly traded common stock).

Recent Sales of Unregistered Securities.

No instruments defining the rights of the holders of any class of registered securities were materially modified, limited or qualified during the quarter ended March 31, 2009.

We did not sell any equity securities during the quarter ended March 31, 2009.

Issuer Repurchases

We did not make any repurchases of our equity securities during the year ended March 31, 2009.

Item 6. Selected Financial Data

The selected consolidated financial information set forth below is derived from our consolidated balance sheets and statements of operations as of and for the years ended March 31, 2009, 2008, 2007, 2006 and 2005. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in this annual report.

	For the year ended March 31,
	2009	2008	2007	2006	2005
Consolidated Statements of Operations Data:

Revenues	$ 69,616,875	$ 60,196,626	$ 15,785,784	$ 5,956,731	$ 973,646
Oil and gas operating expenses	7,998,012	5,515,403	2,272,251	875,319	406,361
General and administrative expenses	22,262,248	14,747,754	10,757,727	9,724,597	4,060,962
Depletion	10,403,328	9,419,655	2,006,834	1,167,235	229,406
Income/(loss) from operations	11,595,582	30,020,087	404,843	(5,949,170)	(3,789,534)
Net income/(loss)	17,157,558	31,610,563	1,039,491	(5,344,333)	(3,286,312)
Basic income/(loss) per common share	$0.38	$0.71	$0.02	$(0.15)	$(0.12)
Diluted income/(loss) per common share	$0.37	$0.70	$0.02	$(0.15)	$(0.12)

	As of March 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:

Current assets	$ 12,891,196	$ 26,519,810	$ 18,276,626	$ 57,336,327	$ 18,310,655
Oil and gas properties, full cost method, net	238,728,413	183,042,971	104,187,568	66,683,297	49,172,304
Total assets	288,346,061	254,838,093	144,796,045	126,582,656	68,241,826
Total current liabilities	24,109,901	23,225,460	9,120,299	4,623,975	6,997,671
Total long term liabilities	72,111,959	71,808,702	10,114,126	7,329,877	6,653,215
Total Shareholders' equity	$ 192,124,201	$ 159,803,931	$ 125,561,620	$ 114,628,804	$ 54,590,940

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the fiscal years ended March 31, 2009, 2008 and 2007. This discussion should be read in conjunction with the consolidated financial statements and footnotes to the consolidated financial statements included in this annual report.

Results of Operations

This section includes a discussion of our results of operations for the fiscal years ended March 31, 2009, 2008 and 2007. The following table sets forth selected operating data for the fiscal years indicated:

	For the year ended March 31, 2009	For the year ended March 31, 2008	For the year ended March 31, 2007
Revenues:
Oil and gas sales	$ 69,616,875	$ 60,196,626	$ 15,785,784

Expenses:
Export duty	6,783,278	-	-
Oil and gas operating(1)	7,998,012	5,515,403	2,272,251
Depletion	10,403,328	9,419,655	2,006,834
Interest expense	1,138,874	-	-
Depreciation and amortization	324,028	239,155	170,610
Accretion	449,025	254,572	173,519
General and administrative	22,262,248	14,747,754	10,757,727

Net Production Data:
Oil (Bbls)	1,080,895	907,823	321,993
Natural gas (Mcf)	-	-	-
Barrels of Oil equivalent (BOE)	1,080,895	907,823	321,993

Net Sales Data(3):
Oil (per Bbl)	1,073,754	896,256	315,540
Natural gas (Mcf)	-	-	-
Barrels of Oil equivalent	1,073,754	896,256	315,540

Average Sales Price:
Oil (per Bbl)	64.84	67.16	50.03
Natural gas (per Mcf)	-	-	-
Equivalent price (per BOE)	64.84	67.16	50.03

Expenses ($ per BOE) (3):
Oil and gas operating(1)	7.45	6.15	7.20
Depreciation, depletion and
amortization(2)	9.69	10.51	6.36

(1)	Includes transportation cost, production cost and ad valorem taxes.
(2)	Represents depletion of oil and gas properties only.
(3)

We use sales volume rather than production volume for calculation of per unit cost because not all volume produced is sold during the period. The related production costs are expensed only for the units sold, not produced, based on a matching principle of accounting. Oil and gas operating expense per BOE is calculated by dividing oil and gas operating expenses for the year by the volume of oil sold during the year.

Year ended March 31, 2009 compared to the year ended March 31, 2008.

Revenue and Production

The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the year ended March 31, 2009 and the year ended March 31, 2008.

			Year ended March 31, 2009 to the year ended March 31, 2008
	For the year	For the year	$	%
	ended	ended	Increase	Increase
	March 31, 2009	March 31, 2008	(Decrease)	(Decrease)

Production volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	1,080,895	907,823	173,072	19%
Barrels of Oil equivalent (BOE)	1,080,895	907,823	173,072	19%

Sales volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	1,073,754	896,256	177,498	20%
Barrels of Oil equivalent (BOE)	1,073,754	896,256	177,498	20%

Average Sales Price (1)
Natural gas ($ per Mcf)	-	-	-	-
Natural gas liquids ($ per Bbl)	-	-	-	-
Oil and condensate ($ per Bbl)	$ 64.84	$ 67.16	$ (2.32)	(3%)
Barrels of Oil equivalent ($ per BOE)	$ 64.84	$ 67.16	$ (2.32)	(3%)

Operating Revenue:
Natural gas	-	-	-	-
Natural gas liquids	-	-	-	-
Oil and condensate	$ 69,616,875	$ 60,196,626	$ 9,420,249	16%
Gain on hedging and derivatives(2)	-	-	-	-

(1)	At times, we may produce more barrels than we sell in a given period. The average sales price is calculated based on the average sales price per barrel sold, not per barrel produced.
(2)	We did not engage in hedging transactions, including derivatives, during the year ended March 31, 2009 or the year ended March 31, 2008.

Revenue. We generate revenue under our exploration contract from the sale of oil recovered during test production. During the year ended March 31, 2009 our oil production increased 19% compared to the year ended March 31, 2008. This increase in production is primarily attributable to the fact that we had twenty four wells in testing or test production during all or some portion of the year ended March 31, 2009 compared to sixteen wells during all or some portion of the year ended March 31, 2008.

            During the year ended March 31, 2009 we realized revenue from oil sales of $69,616,875 compared to $60,196,626 during the year ended March 31, 2008. The largest contributing factor to the 16% increase in revenue was a 20% increase in sales volume, which was partially offset by 3% decrease in the price per barrel we received for oil sales during the year ended March 31, 2009 compared to the fiscal year ended March 31, 2008. During the fiscal years ended March 31, 2009 and 2008 we exported 81% and 91% of our oil, respectively, to the world markets and realized the world market price for those sales. Revenue from oil sold to the world markets made up 94% and 96% of total revenue, respectively, during the years ended March 31, 2009 and 2008. We anticipate production to remain fairly constant and currently anticipate revenues will be flat in upcoming quarters.

As discussed above, our revenue is sensitive to changes in prices received for our oil. Most of our production is currently being sold at the prevailing world market price, which fluctuates in response to many factors that are outside our control. Imbalances in the supply and demand for oil can have a dramatic effect on the price we receive for our production. Similarly, if we were denied an export quota, our export quota were reduced or we were otherwise forced to sell all, or a significant portion, of our production to the domestic market in Kazakhstan. Historically the price per barrel of oil we receive for oil sold in Kazakhstan has been significantly lower than the price we realize for oil we export. For a period during the year, as a result of the material decline in world oil prices and the export duty enacted by the government, we realized greater returns by selling to the local market. As a result of the material drop in world oil prices our revenue decreased significantly during the year. Political instability, the economy, changes in legislation and taxation, weather and other factors outside our control may also have an impact on both supply and demand.

Historically, sales to the domestic market in Kazakhstan would have resulted in a significant reduction in revenue and income from operations because the domestic market price has been markedly lower than world oil prices. As the gap between world oil prices and domestic prices shrank and as a result of the export duty, we found it more financially attractive to sell our oil to the domestic market for the period from November 2008 through January 2009.

Costs and Operating Expenses

The following table presents details of our expenses for the years ended March 31, 2009 and 2008:

	For the year ended March 31, 2009	For the year ended March 31, 2008
Expenses:
Export duty	$ 6,783,278	$ -
Oil and gas operating(1)	7,998,012	5,515,403
General and administrative	22,262,248	14,747,754
Depletion	10,403,328	9,419,655
Interest expense	1,138,874	-
Accretion expenses	449,025	254,572
Amortization and depreciation	324,028	239,155
Consulting expenses	8,662,500	-
Total	$ 58,021,293	$ 30,176,539
Expenses ($ per BOE):
Oil and gas operating(1)	7.45	6.15
Depletion (2)	9.69	10.51

(1)	Includes transportation cost, production cost and ad valorem taxes.
(2)	Represents depletion of oil and gas properties only.

Export Duty. On April 18, 2008 the government of the Republic of Kazakhstan introduced an export duty on several products (including crude oil). We became subject to the duty in June 2008. The export duty for year ended March 31, 2009 amounted to $6,783,278. The formula for determining the amount of the crude oil export duty was based on a sliding scale that was tied to the world market price for oil. The amount of the export duty changed with fluctuations in world oil prices. Fluctuations in the export duty, however, lagged behind fluctuations in world oil prices by about 90 days. In December 2008 the government of the Republic of Kazakhstan repealed the export duty effective January 26, 2009. We are now subject to the new tax code that went into effect on January 1, 2009, as discussed in more detail below.

Oil and Gas Operating Expenses. During the year ended March 31, 2009 we incurred $7,998,012 in oil and gas operating expenses compared to $5,515,403 during the year ended March 31, 2008. This increase is primarily the result of several factors, including increased production volumes, royalty payments, salary and transportation expenses and increased repair costs.

During the year ended March 31, 2009 royalty paid to the government increased by $186,688 or 12% compared to the year ended March 31, 2008. While royalty expenses increased, as a percentage of total revenue, royalty expense remained nearly unchanged. Royalties were replaced by a mineral extraction tax when we became subject to the new tax code effective January 1, 2009.

Mineral Extraction Tax. This tax replaced the royalty we were paying previously. The rate of this tax depends upon annual production output. At current production rates, we are subject to a 5% mineral extraction tax rate on production sold to the export market and a 2.5% tax rate on production sold to domestic market. The mineral extraction tax expense is reported as part of oil and gas operating expense. During the year ended March 31, 2009 mineral extraction tax paid to the government amounted to $467,359. As noted above, we were not subject to the mineral extraction tax during the year ended March 31, 2008 or during the first three fiscal quarters of year ended March 31, 2009.

Rent Export Tax. This tax is calculated based on the export sales price and ranges from as low as 0% if the export sales price is less than $40 per barrel to as high as 32% if the price per barrel exceeds $190. Rent export tax is reported as part of oil and gas operating expense. During the year ended March 31, 2009 rent export tax paid to the government amounted to $515,032. We were not subject to the rent export tax during the year ended March 31, 2008 or during the first three fiscal quarters of the year ended March 31, 2009.

During the year ended March 31, 2009 payroll and related payments to production personnel increased $158,816 or 24% compared to the year ended March 31, 2008. As production volume increased we retained additional production personnel during the year ended March 31, 2009.

Transportation expenses increased $1,154,715 or 35% as a result of the increased volume of oil we produced and transported. We anticipate transportation expenses will continue to fluctuate in proportion to production volume.

We calculate oil and gas operating expense per BOE based on the volume of oil actually sold rather than production volume because not all volume produced during the period is sold during the period. The related production costs are expensed only for the units sold, not produced.

While oil and gas operating expenses increased 45% during the year ended March 31, 2009 compared to the year ended March 31, 2008, expense per BOE increased only 21% from $6.15 per BOE during the year ended March 31, 2008 to $7.45 during the year ended March 31, 2009. During the year ended March 31, 2008 we sold 896,256 barrels of oil, during the year ended March 31, 2009 we sold 1,073,754 barrels of oil. As expense per BOE is a function of total expense divided by the number of barrels of oil sold, the 20% increase in sales volume more than offset the 45% increase in expenses resulting in the 21% increase in oil and gas operating expense per BOE.

General and Administrative Expenses. General and administrative expenses during the year ended March 31, 2009 were $22,262,248 compared to $14,747,754 during the year ended March 31, 2008. This represents a 51% increase in general and administrative expenses. This increase in general and administrative expenses was the result of several factors such as increases in non-cash compensation expense, payroll and related costs, rent expense and professional services. This increase was partially offset by a $332,516, or 34%, reduction in environmental payments for flaring of unused natural gas.

During the year ended March 31, 2009 we recognized non-cash compensation expense of $7,450,211 resulting from restricted stock grants made previously to employees. By comparison, during the year ended March 31, 2008 we recognized non-cash compensation expense in the amount of $2,303,078 for restricted stock grants issued to employees and outside consultants.

The increase in general and administrative expense during the 2009 year was also attributable to:

•	a 35% increase in rent expense from renting special equipment, apartments and additional vehicles;
•	a 32% increase in payroll and related costs as we hired additional administrative personnel to fulfill business needs, increased employee pay rates for existing employees;
•	a 30% increase in professional services resulting from legal fees incurred in our ongoing litigation.

Depletion. Depletion expense for the year ended March 31, 2009 increased by $983,673 compared to the year ended March 31, 2008. The major reason for this increase in depletion expense was a 20% increase in sales volume in fiscal 2009 compared to fiscal 2008. The increase in depletion expense was also attributable to the fact that we drilled additional wells, continued workover on existing wells and developed additional infrastructure during fiscal year 2009.

Depreciation and Amortization. Depreciation and amortization expense for the year ended March 31, 2009 increased 35% compared to the year ended March 31, 2008. The increase resulted from purchases of fixed assets during the year.

Consulting Expense. In November 2007 we retained a consultant to assist us in negotiating an extension of the exploration period of our contract and with potential acquisitions. On June 24, 2008, we were granted an extension of our existing exploration contract from July 2009 to January 2013. Compensation expense for consulting services was recorded in the amount of $11,727,500, which included $1,000,000 paid upon the execution of consulting agreement and non-cash share-based compensation in the amount of $10,727,500 as the success fee for the extension of time period for exploration. The share-based compensation represents 1,750,000 (500,000 shares for each additional year of the extension of exploration status) valued at $6.13 per share which was the closing market price of our common shares on June 24, 2008.

On September 16, 2008 this consulting agreement was revised and the parties agreed to decrease the number of shares issued for services provided by 500,000 shares. The non-cash compensation expenses for consulting services were reversed in the amount of $3,065,000 (500,000 shares valued at $6.13 per share which was the closing market price of our common shares on June 24, 2008) for the year ended March 31, 2009.

Income from Operations. During the year ended March 31, 2009 we realized income from operations of $11,595,582 compared to income from operations of $30,020,087 during the year ended March 31, 2008. This decrease in income from operations during fiscal 2009 is the result of the 92% increase in total expenses during fiscal 2009, which increase was only partially offset by a 16% increase in revenue.

Other Income. During the fiscal year ended March 31, 2009 we realized total other income of $4,533,704 compared to $1,186,895 during the fiscal year ended March 31, 2008. This 282% increase is largely attributable to a $2,592,341 foreign exchange gain resulting mainly from the revaluation of accounts payable denominated in Kazakhstani tenge and $1,650,293 we received from a shareholder of the Company as disgorgement of profits earned in violation of the short-swing profit rules of Section 16(b) of the Securities Exchange Act of 1934.

Net Income. For all of the foregoing reasons, during the year ended March 31, 2009 we realized net income of $17,157,558 or $0.38 basic and $0.37 diluted income per share compared to a net income of $31,610,563 or $0.71 basic and $0.70 diluted income per share for the year ended March 31, 2008.

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

Revenue. During the year ended March 31, 2008 our oil production increased 182% compared to the year ended March 31, 2007. This significant increase in production is primarily attributable to the fact that we had sixteen wells in testing or test production during all or some portion of the year ended March 31, 2008 compared to eight wells during all or some portion of the year ended March 31, 2007.

During the year ended March 31, 2008 we realized revenue from oil sales of $60,196,626 compared to $15,785,784 during the year ended March 31, 2007. The largest contributing factor to the 281% increase in revenue was a 184% increase in sales volume. Another factor contributing to the increase in revenues was a 34% increase in the price per barrel we received for oil sales during the year ended March 31, 2008 compared to the year ended March 31, 2007. During the fiscal years ended March 31, 2008 and 2007 we exported 91% and 100% of our oil, respectively to the world markets and realized the world market price for those sales. Revenue from oil sold to the world markets made up 96% and 100% of total revenue, respectively, during the years ended March 31, 2008 and 2007.

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

While oil and gas operating expenses increased 143% during the year ended March 31, 2008 compared to the year ended March 31, 2007, expense per BOE decreased from $7.20 per BOE during the year ended March 31, 2007 to $6.15 during the year ended March 31, 2008. The reason expense per BOE decreased is that we increased our sales volume during the year ended March 31, 2008. During the year ended March 31, 2007 we sold 315,540 barrels of oil, during the year ended March 31, 2008 we sold 896,256 barrels of oil. As expense per BOE is a function of total expense divided by the number of barrels of oil sold, the 184% increase in sales volume more than offset the 143% increase in expenses resulting in the 15% decrease in oil and gas operating expense per BOE.

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

We recognized compensation expense of $2,303,078 during the year ended March 31, 2008 resulting from restricted stock grants made to employees and outside consultants. By comparison, during the year ended March 31, 2007 we recognized compensation expense in the amount of $4,134,823 for restricted stock grants issued to employees and outside consultants.

The increase in general and administrative expense during the 2008 year was also attributable to:

•	a 58% increase in payroll and related costs as we hired additional administrative personnel to fulfill business needs, increased employee pay rates for existing employees;
•	a 30% increase in rent expense from renting special equipment, apartments and additional vehicles;
•

a 208% increase in taxes from environmental payments for flaring of increased volumes of unused natural gas resulting from increased production. The amount of the environmental payments totaled $985,542 and $222,414 in the years ended March 31, 2008 and March 31, 2007, respectively; and

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

Income from Operations. During the year ended March 31, 2008 we realized income from operations of $30,020,087 compared to income from operations of $404,843 during the year ended March 31, 2007. This increase in income from operations during fiscal 2008 is the result of the 281% increase in revenue during fiscal 2008, which was only partially offset by a 96% increase in total expenses.

Other Income. During the fiscal year ended March 31, 2008 we realized total other income of $1,186,895 compared to $1,487,928 during the fiscal year ended March 31, 2007. This 20% decrease is largely attributable to a $232,715 decrease in interest income and a $65,796 decrease in exchange gain resulting from fluctuations of foreign currency rates against the U.S. Dollar.

Net Income. For all of the foregoing reasons, during the year ended March 31, 2008 we realized net income of $31,610,563 or $0.71 per share compared to a net income of $1,039,491 or $0.02 for the year ended March 31, 2007.

Liquidity and Capital Resources

For the period from inception on May 6, 2003 through March 31, 2009, we have incurred capital expenditures of $238,728,413 for exploration, development and acquisition activities. Funding for our activities has historically been provided by funds raised through the sale of our common stock and debt securities and revenue from oil sales. From inception to March 31, 2009 we raised approximately $94.6 million through the sale of our common stock. Additionally during the quarter ended September 30, 2007 we completed the placement of $60 million in principal amount of 5.0% Convertible Senior Notes due in 2012. The net proceeds from the Note issuance of approximately $56.2 million were used to pursue our drilling program. For additional detail regarding the Notes, including adjustments to the initial conversion price and the registration right of the Noteholders and see Note 11 to the Notes to the Consolidated Financial Statements, March 31, 2009.

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

At March 31, 2009, our current liabilities exceeded current assets by $11,218,705. This has created a liquidity problem for the Company in the near term. This increase in current liabilities over current assets arose from the steep decline in world oil prices, a drop in our current oil production and the export duty imposed by the government at a time when we were under contractual obligation to drill wells at four locations in the contract territory. In an effort to correct this situation we have ceased drilling new wells and we are working with creditors to establish payment schedules or other arrangements to reduce our current liabilities and continue operations. We have no assurance that we will be successful in negotiating favorable terms with our creditors.

As world oil prices began to rebound during our fourth fiscal quarter 2009, in February 2009 we again began exporting oil to the world markets. The netback we receive from export sales is currently higher than the netback we receive on domestic sales which should help to improve our liquidity situation.

Cash Flows

During the year ended March 31, 2009 cash was primarily used to fund exploration and development expenditures. See below for additional discussion and analysis of cash flow.

	Year ended	Year ended	Year ended
	March 31,	March 31,	March 31,
	2009	2008	2007

Net cash used in operating activities	$ 53,383,138	$ 49,981,194	$ 5,914,292
Net cash used in investing activities	$ (63,916,431)	$ (101,454,730)	$ (50,641,586)
Net cash provided by financing activities	$ 50,001	$56,539,433	$ 5,758,502

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (10,483,292)	$ 5,065,897	$ (38,968,792)

Our principal source of liquidity during the year ended March 31, 2009 was cash and cash equivalents. At March 31, 2008 cash and cash equivalents totaled approximately $17.2 million. At March 31, 2009 cash and cash equivalents had decreased to approximately $6.8 million. During the year ended March 31, 2009 we spent approximately $63.9 million to fund our drilling development activities.

Certain operating cash flows are denominated in local currency and are translated into U.S. dollars at the exchange rate in effect at the time of the transaction. Because of the potential for civil unrest, war and asset expropriation, some or all of these matters, which impact operating cash flow, may affect our ability to meet our short-term cash needs.

Contractual Obligations and Contingencies

The following table lists our significant commitments at March 31, 2009, excluding current liabilities as listed on our consolidated balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital Expenditure Commitment(1)	$ 72,726,250	$ 14,406,250	$ 47,160,000	$ 11,160,000	$ -
Due to the Government of the Republic of Kazakhstan(2)	11,744,880	50,000	300,000	11,394,880	-
Liquidation Fund	4,263,494	-	-	4,263,494	-
Convertible Notes with Interest(3)	74,182,118	3,000,000	6,000,000	65,182,118	-
Total	$ 162,916,742	$ 17,456,250	$ 53,460,000	$ 92,000,492	$ -

(1)	Under the terms of our subsurface exploration contract we are required to spend a total of $72.7 million in exploration activities on our properties, including a minimum of $0.5 million by July 2009, $8.6 million by January 2010, $21.5 million by January 2011, $27.3 million by January 2012 and $14.9 million by January 2013. As of March 31, 2009, we have spent a total of $259.5 million in exploration activities.
(2)

In connection with our acquisition of the oil and gas contract covering the ADE Block, the Southeast Block and the Northwest Block, we are required to repay the ROK for historical costs incurred by it in undertaking geological and geophysical studies and infrastructure improvements. Our repayment obligation for the ADE Block is $5,994,200 and our repayment obligation for the Southeast Block is $5,350,680. We anticipate we will also be obligated to assume a repayment obligation in connection with the Northwest Block, although we do not yet know the amount of such obligation. The terms of repayment of these obligations, however, will not be determined until such time as we apply for and are granted commercial production rights by the ROK. Should we decide not to pursue commercial production rights, we can relinquish the ADE Block, the Southeast Block and/or the Northwest Block to the ROK in satisfaction of their associated obligations. The recent addendum to our exploration contract which granted us rights to the Northwest Block also requires us to:

•	make additional payments to the liquidation fund, stipulated by the Contract;
•	make a one-time payment in the amount of $200,000 to the Astana Fund by the end of 2010; and
•	make annual payments to social projects of the Mangistau Oblast in the amount of $50,000 from 2009 to 2012.
(3)

On July 16, 2007 the Company completed the private placement of $60 million in principal amount of 5.0% convertible senior notes due 2012 (“Notes”). The Notes carry a 5% coupon and have a yield to maturity of 6.25%. Interest will be paid at a rate of 5.0% per annum on the principal amount, payable semiannually. The Notes are callable and subject to early redemption in July 2010. Unless previously redeemed, converted or purchased and cancelled, the Notes will be redeemed by the Company at a price equal to 107.2% of the principal amount thereof on July 13, 2012. The Notes constitute direct, unsubordinated and unsecured, interest bearing obligations of the Company. For additional details regarding the terms of the Notes, see Note 11 – Convertible Notes Payable to the notes to our Consolidated Financial Statements.

Off-Balance Sheet Financing Arrangements

As of March 31, 2009, we had no off-balance sheet financing arrangements.

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

We have a stock option plan as described in Note 14. Compensation expense for options and stock granted to employees is determined based on their fair values at the time of grant, the cost of which is recognized in the Consolidated Statements of Operations over the vesting periods of the respective options.

Share-based compensation incurred for the years ended March 31, 2009, 2008 and 2007 was $7,450,211, $2,303,078 and $4,134,823, respectively.

Full Cost Method of Accounting

We follow the full cost method of accounting for oil and gas properties. Under this method, all costs associated with acquisition, exploration, and development of oil and gas properties are capitalized. Costs capitalized include acquisition costs, geological and geophysical expenditures, and costs of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs. These costs do not include any costs related to production, general corporate overhead or similar activities. Under this method of accounting, the cost of both successful and unsuccessful exploration and development activities are capitalized as property and equipment. Proceeds from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless a significant portion of our proved reserve are sold (greater than 25 percent), in which case a gain or loss is recognized.

Capitalized costs less accumulated depletion and related deferred income taxes shall not exceed an amount (the full cost ceiling) equal to the sum of:

a)

the present value of estimated future net revenues computed by applying current prices of oil and gas reserves to estimated future production of proved oil and gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions;

b)	plus the cost of properties not being amortized;
c)	plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized;
d)	less income tax effects related to differences between the book and tax basis of the properties.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and gas properties, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers.

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

In April 2008, FASB issued FASB Staff Position SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations” and other U.S. generally accepted accounting principles. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not anticipate that the adoption of FSP SFAS No. 142-3 will have an impact on its financial position or results of operations.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)", or FSP No. APB 14-1. FSP No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, the FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management is currently assessing the impact this standard will have on the Company’s consolidated financial position or results of operations.

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

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”(“FSP EITF 03-6-1”). FSP EITF 03-6-1 applies to the calculation of earnings per share (“EPS”) described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share” for share-based payment awards with rights to dividends or dividend equivalents. It states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. All prior-period EPS data presented shall be adjusted retrospectively to conform to the provisions of this FSP. The Company will apply the requirements of FSP EITF 03-6-1 upon its adoption beginning with the interim period ending June 30, 2009. Management does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its financial position and results of operations, although prior-period EPS data will be affected.

In December 2008, the SEC issued the final rule, "Modernization of Oil and Gas Reporting," which adopts revisions to the SEC's oil and natural gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. Early adoption of the new rules is prohibited. The new rules are intended to provide investors with a more meaningful and comprehensive understanding of oil and natural gas reserves to help investors evaluate their investments in oil and natural gas companies. The new rules are also designed to modernize the oil and natural gas disclosure requirements to align them with current practices and changes in technology. The new rules include changes to the pricing used to estimate reserves, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves and permitting disclosure of probable and possible reserves. The Company is currently evaluating the potential impact of these rules. The SEC is discussing the rules with the FASB staff to align FASB accounting standards with the new SEC rules. These discussions may delay the required compliance date. Absent any change in the effective date, the Company will begin complying with the disclosure requirements in our annual report on Form 10-K for the fiscal year ending March 31, 2010.

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs. Material changes in prices have an impact on revenue, estimates of future reserves, borrowing base calculations of bank loans and the value of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

Our primary market risks are fluctuations in commodity prices and foreign currency exchange rates. We do not currently use derivative commodity instruments or similar financial instruments to attempt to hedge commodity price risks associated with future crude oil production.

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for crude oil. Prices also affect the amount of cash flow available for capital expenditures and our ability to either borrow or raise additional capital. Price affects our ability to produce crude oil economically and to transport and market our production either through export to international markets or within Kazakhstan. Our fiscal year 2009 crude oil sales in the international export market were based on prevailing market prices at the time of sale less applicable discounts due to transportation.

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

                  During the fiscal year ended March 31, 2009, we sold 1,073,754 barrels of oil and condensate. We realized an average sales price per barrel of $64.835. For purposes of illustration, assuming the same sales volume but decreasing the average sales price we receive from oil sales by $5.00 and $10.00 respectively would change total revenue from oil sales as follows:

	Average Price Per Barrel	Barrels of Oil Sold	Approximate Revenue from Oil Sold (in thousands)	Reduction in Revenue (in thousands)
Actual sales for the year ended March 31, 2009	$64.835	1,073,754	$69,617
Assuming a $5.00 per barrel reduction in average price per barrel	$59.835	1,073,754	$64,248	$5,369
Assuming a $10.00 per barrel reduction in average price per barrel	$54.835	1,073,754	$58,879	$10,738

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

Our foreign-denominated monetary assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rate at March 31, 2009 would have affected our net income by less than $1 million.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this item are included at page F-1 herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the fiscal year ended March 31, 2009 there were no changes in and disagreements with our independent registered public accounting firm on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2009.

Hansen, Barnett & Maxwell, P.C. the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has also audited management’s assessment of our internal control over financial reporting and the effectiveness of our internal control over financial reporting as of March 31, 2009, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company
5 Triad Center, Suite 750	Accounting Oversight Board
Salt Lake City, UT 84180-1128 Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com	A Member of the Forum of Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of BMB Munai, Inc.

We have audited BMB Munai, Inc. and subsidiary’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BMB Munai Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, BMB Munai, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of BMB Munai, Inc. and subsidiaries, and our report dated June 10, 2009 expressed an unqualified opinion.

/s/ Hansen, Barnett & Maxwell, P.C.
HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

June 10, 2009

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding our directors and Executive Officers of the Registrant will be included in a proxy statement to be filed with the Commission prior to July 29, 2009 and upon the filing of such proxy statement, is incorporated by reference herein.

We have adopted a Code of Ethics that applies to our principal executive, financial and accounting officers and persons performing similar duties. The Code is designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure and compliance with applicable governmental laws, rules and regulations. It is also designed to encourage prompt internal reporting of violations of the Code to an appropriate person and provides for accountability for adherence to the Code.            We have also adopted charters for our Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee.

Copies of our Code of Ethics and our committee charters have been posted on our website and may be viewed at www.bmbmunai.com. Copies of our Code of Ethics and our committee charters will be provided to any person without charge upon written request to our Corporate Secretary at our U.S. offices, 324 South 400 West, Suite 225, Salt Lake City, Utah 84101. The information on our website is not incorporated by reference into this annual report on Form 10-K.

Item 11. Executive Compensation

The information regarding executive compensation will be included in a proxy statement to be filed with the Commission prior to July 29, 2009 and upon the filing of such proxy statement, is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be included in a proxy statement to be filed with the Commission prior to July 29, 2009 and upon the filing of such proxy statement, is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information regarding Certain Relationships and Related Transactions and Related Transactions will be included in a proxy statement to be filed with the Commission prior to July 29, 2009 and upon the filing of such proxy statement, is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

The information regarding Principal Accountant Fees and Services will be included in a proxy statement to be filed with the Commission prior to July 29, 2009 and upon the filing of such proxy statement, is incorporated by reference herein.

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

Financial Statements

Report of Independent Registered Public Accounting Firm – Hansen, Barnett & Maxwell, P.C. dated June 10, 2009

                Consolidated Balance Sheets as of March 31, 2009 and 2008

Consolidated Statements of Operations for the years ended March 31, 2009, 2008 and 2007

Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended March 31, 2009, 2008 and 2007

Notes to the Consolidated Financial Statements

Supplementary Financial Information of Oil and Natural Gas Exploration, Development and Production Activities (unaudited)

                Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

                Exhibits

Exhibit No.	Exhibit Description

2.1	Certificate of Merger dated February 15, 1994(1)
2.2	Plan and Agreement of Merger dated February 15, 1994(2)
2.3	Plan and Agreement of Merger(7)
3.1	Certificate of Incorporation of AU ‘N AUG dated February 15, 1994(1)
3.2	Certificate of Amendment to Certificate of Incorporation of AU ‘N AUG dated April 11, 1994(1)
3.3	Certificate of Amendment to Certificate of Incorporation of InterUnion Financial Corporation dated October 17, 1994(1)
3.4	Amended Certificate of Incorporation(8)
3.5	Articles of Incorporation of BMB Munai, Inc.(13)
3.6	Amendment to Articles of Incorporation of BMB Munai, Inc.(16)
3.7	Bylaws of InterUnion Financial Corporation(1)
3.8	Amended By-Laws(11)
3.9	By-Laws of BMB Munai, Inc. (as amended through January 13, 2005)(13)
3.10	By-Laws of BMB Munai, Inc. (as amended through June 23, 2006)(16)
3.11	Certificate of Amendment of By-Laws of BMB Munai, Inc. (as amended through March 26, 2008) (22)
4.1	Instruments Defining the Rights of Security Holders Including Indentures(2)
4.2	BMB Munai, Inc. 2004 Stock Incentive Plan(12)
4.3	Registration Rights Agreement dated December 2005(15)
4.4	Trust Deed Relating to U.S. $60,000,000 5.0 per cent Convertible Notes due 2012(19)
4.5	Registration Rights Agreement dated July 13, 2007(19)
4.6	Paying and Conversion Agency Agreement dated July 13, 2007(19)
4.7	Form of 5.0% Convertible Notes due 2012(19)
4.8	Indenture dated September 19, 2007(20)
4.9	Form of 5.0% Convertible Senior Note due 2012(20)
4.10	BMB Munai, Inc. 2009 Equity Incentive Plan(23)
10.1	ITM Software Development Agreement(2)
10.2	Letter of Understanding dated November 30, 1995(2)
10.3	Investment Management Agreement dated December 20, 1995(3)
10.4	Agreement between Havensight Holdings Ltd. and InterUnion Financial Corporation dated January 19, 1995(3)
10.5	Letter of Understanding dated September 26, 1996(4)
10.6	Letter Agreement dated January 7, 1997(4)
10.7	Amendment to Letter of Understanding dated April 16, 1997(5)
10.8	Services Agreement dated July 5, 2002(6)
10.9	Agency Agreement dated November 26, 2003(7)
10.10	Share Purchase and Sale Agreement dated May 24, 2004(9)

10.11	Addendum No.3 to Emir Oil Contract(14)
10.12	Form Restricted Stock Agreement of BMB Munai, Inc. dated March 30, 2007 (17)
10.13	Form Employment Agreement(18)
10.14	Placement Agreement dated July 13, 2007(19)
10.15	Indenture dated September 19, 2007(20)
10.16	Consulting Agreement dated November 19, 2007(21)
10.17	Addendum No. 5 to Emir Oil Contract(24)
10.18	Form Restricted Stock Agreement of BMB Munai, Inc. dated July 17, 2008 (25)
10.19	Employment Agreement – Leonard Stillman(25)
10.20	Revised Consulting Agreement dated September 16, 2008(26)
10.21	Addendum No. 6 to Emir Oil Contract(27)
10.22	Addendum No. 7 to Emir Oil Contract(28)
10.23	Contract No. EO-EAO/30-12 for the Sales and Purchase of Crude Oil (export)*
10.24	Additional Agreement #9A to the Contract No. EO-EAO/30-12*
10.25	Enclosure #1 to the Contract No. EO-EAO/30-12*
10.26	Additional Agreement #27A to the Contract No. EO-EAO/30-12*
12.1	Computation of Earnings to Fixed Charges*
14.1	Code of Ethics(10)
21.1	Subsidiaries*
23.1	Consent of Chapman Petroleum Engineering Ltd., Independent Petroleum Engineers*
23.2	Consent of Hansen, Barnett & Maxwell, P.C., Independent Registered Public Accounting Firm*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1) Incorporated by reference to the Registration Statement of the Registrant on Form 10-SB filed with the Commission on August 7, 1996.

(2) Incorporated by reference to the Amended Registration Statement of the Registrant on Form 10-SB/A filed with the Commission on November 14, 1996.

(3) Incorporated by reference to the Amended Registration Statement of the Registrant on Form 10-SB/A filed with the Commission on March 31, 1997.

(4) Incorporated by reference to the Amended Registration Statement of the Registrant on Form 10-SB/A filed with the Commission on April 15, 1997.

(5) Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the Commission on June 20, 1997.

(6) Incorporated by reference to the Registration Statement of the Registrant on S-8 filed with the Commission on August 30, 2002.

(7) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on December 11, 2003.

(8) Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on February 20, 2004.

(9) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on May 25, 2004.

(10) Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the Commission on June 29, 2004.

(11) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on September 3, 2004.

(12) Incorporated by reference to Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on September 20, 2004.

(13) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on January 18, 2005.

(14) Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on February 14, 2005.

(15) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2005.

(16) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on June 26, 2006.

(17) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on April 5, 2007.

(18) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on April 12, 2007.

(19) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2007.

(20) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on September 25, 2007.

(21) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on November 21, 2007.

(22) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on April 1, 2008.

(23) Incorporated by reference to Registrant’s Revised Definitive Proxy Statement on Schedule 14A filed with the Commission on June 23, 2008.

(24) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on June 25, 2008.

(25) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2008.

(26) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on September 16, 2008.

(27) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2008.

(28) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 6, 2009.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.

BMB MUNAI, INC.

Dated: June 12, 2009	/s/ Gamal Kulumbetov
Gamal Kulumbetov
Chief Executive Officer

Dated: June 12, 2009	/s/ Evgeny Ler
Evgeny Ler
Chief Financial Officer

Dated: June 12, 2009	/s/ Boris Cherdabayev
Boris Cherdabayev
Director

Dated: June 12, 2009	/s/ Jason Kerr
Jason Kerr
Director

Dated: June 12, 2009	/s/ Troy Nilson
Troy Nilson
Director

Dated: June 12, 2009	/s/ Stephen Smoot
Stephen Smoot
Director

Dated: June 12, 2009	/s/ Leonard Stillman
Leonard Stillman
Director

Dated: June 12, 2009	/s/ Askar Tashtitov
Askar Tashtitov
Director

Dated: June 12, 2009	/s/ Valery Tolkachev
Valery Tolkachev
Director

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company
5 Triad Center, Suite 750	Accounting Oversight Board
Salt Lake City, UT 84180-1128 Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com	A Member of the Forum of Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of BMB Munai, Inc.

We have audited the accompanying consolidated balance sheets of BMB Munai, Inc. and subsidiary as of March 31, 2009, 2008, and 2007, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the years in the three-year period ended March 31, 2009. BMB Munai, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BMB Munai, Inc. and subsidiary as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BMB Munai, Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 10, 2009 expressed an unqualified opinion.

/s/ Hansen, Barnett & Maxwell, P.C.
HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

June 10, 2009

BMB MUNAI, INC.

CONSOLIDATED BALANCE SHEETS

	Notes	March 31, 2009	March 31, 2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$ 6,755,545	$17,238,837
Trade accounts receivable		3,081,573	5,865,712
Prepaid expenses and other assets, net	4	3,054,078	3,415,261
Total current assets		12,891,196	26,519,810

LONG TERM ASSETS
Oil and gas properties, full cost method, net	5	238,728,413	183,042,971
Gas utilization facility	6	13,470,631	-
Inventories for oil and gas projects	7	14,002,146	11,008,898
Prepayments for materials used in oil and gas projects		122,040	11,893,451
Other fixed assets, net	8	3,629,108	3,134,090
Construction in progress	6	-	7,261,561
Long term VAT recoverable	9	2,423,940	8,106,397
Convertible notes issue cost		2,490,370	3,248,218
Restricted cash	10	588,217	622,697
Total long term assets		275,454,865	228,318,283

TOTAL ASSETS		$ 288,346,061	$ 254,838,093

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$ 21,771,137	$21,374,723
Accrued coupon payment	11	641,667	641,667
Accrued liabilities and other payables		1,697,097	1,209,070
Total current liabilities		24,109,901	23,225,460

LONG TERM LIABILITIES
Convertible notes issued, net	11	61,331,521	60,535,455
Liquidation fund	12	4,263,994	3,728,531
Deferred taxes	13	6,516,444	7,544,716
Total long term liabilities		72,111,959	71,808,702

COMMITMENTS AND CONTINGENCIES	22	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	14	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized, 47,378,420 and 44,784,134 shares outstanding, respectively	14	47,378	44,784
Additional paid in capital	14	151,513,638	136,353,520
Retained earnings		40,563,185	23,405,627
Total shareholders’ equity		192,124,201	159,803,931

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 288,346,061	$ 254,838,093

The accompanying notes are an integral part of these consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Notes	Year ended March 31, 2009	Year ended March 31, 2008	Year ended March 31, 2007

REVENUES	15	$ 69,616,875	$ 60,196,626	$ 15,785,784

COSTS AND OPERATING EXPENSES
Export duty	16	6,783,278	-	-
Oil and gas operating		7,998,012	5,515,403	2,272,251
General and administrative		22,262,248	14,747,754	10,757,727
Consulting expenses	17	8,662,500	-	-
Depletion	5	10,403,328	9,419,655	2,006,834
Interest expense	11	1,138,874	-	-
Amortization and depreciation		324,028	239,155	170,610
Accretion expense	12	449,025	254,572	173,519
Total costs and operating expenses		58,021,293	30,176,539	15,380,941

INCOME FROM OPERATIONS		11,595,582	30,020,087	404,843

OTHER INCOME / (EXPENSE)
Foreign exchange gain, net	18	2,592,341	47,362	113,158
Disgorgement funds received	19	1,650,293	-	-
Interest income		391,223	1,257,666	1,490,381
Other expense, net		(100,153)	(118,133)	(115,611)
Total other income		4,533,704	1,186,895	1,487,928

INCOME BEFORE INCOME TAXES		16,129,286	31,206,982	1,892,771

INCOME TAX BENEFIT / (EXPENSE)	13	1,028,272	403,581	(853,280)
NET INCOME		$ 17,157,558	$ 31,610,563	$ 1,039,491

BASIC NET INCOME PER COMMON SHARE	20	$ 0.38	$ 0.71	$ 0.02
DILUTED NET INCOME PER COMMON SHARE	20	$ 0.37	$ 0.70	$ 0.02

The accompanying notes are an integral part of these consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Notes	Common Stock		Additional paid-in capital	(Accumulated deficit)/ Retained earnings	Total
		Shares	Amount

At March 31, 2006		42,223,685	$ 42,224	$ 123,831,007	$ (9,244,427)	$ 114,628,804

Stock grants and stock options issued		1,495,000	1,495	4,133,328	-	4,134,823
Options and warrants exercised		971,972	972	5,757,530	-	5,758,502
Net income for the year		-	-	-	1,039,491	1,039,491
At March 31, 2007		44,690,657	44,691	133,721,865	(8,204,936)	125,561,620

Options and warrants exercised		93,477	93	328,577	-	328,670
Expense related to vesting stock based compensation		-	-	2,303,078	-	2,303,078
Net income for the year		-	-	-	31,610,563	31,610,563
At March 31, 2008		44,784,134	44,784	136,353,520	23,405,627	159,803,931

Options and warrants exercised		14,286	14	49,987	-	50,001
Expense related to vesting stock-based compensation		-	-	2,271,556	-	2,271,556
Stock grants and stock options issued to employees		1,330,000	1,330	5,177,325	-	5,178,655
Stock grants and stock options issued to non-employees	17	1,250,000	1,250	7,661,250	-	7,662,500
Net income for the year		-	-	-	17,157,558	17,157,558
At March 31, 2009		47,378,420	$ 47,378	$ 151,513,638	$ 40,563,185	$ 192,124,201

The accompanying notes are an integral part of these consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Notes	Year ended March 31, 2009	Year ended March 31, 2008	Year ended March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$ 17,157,558	$ 31,610,563	$ 1,039,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion	5	10,403,328	9,419,655	2,006,834
Depreciation and amortization	8	324,028	239,155	170,610
Interest expense	11	1,138,874	-	-
Accretion expense	12	449,025	254,572	173,519
Stock based compensation expense		7,450,211	2,303,078	3,679,823
Stock issued for services	17	7,662,500	-	455,000
(Recovery of provision)/provision expense for uncollectible advances and prepayments	4	(121,302)	135,502	-
Loss/(gain) on disposal of fixed assets		113,666	75,883	(8,735)
Income tax (benefit) / provision	13	(1,028,272)	(403,581)	853,280
Changes in operating assets and liabilities
Decrease /(increase) in trade accounts receivable		2,784,139	(1,871,050)	(2,319,460)
Decrease /(increase) in prepaid expenses and other assets		482,485	(1,490,739)	(1,493,104)
Decrease/(increase) in VAT recoverable		5,682,457	(3,755,338)	(3,015,088)
Increase in current liabilities		884,441	13,463,494	4,372,122
Net cash provided by operating activities		53,383,138	49,981,194	5,914,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	5	(47,495,078)	(68,331,668)	(28,867,614)
Purchase of other fixed assets	8	(5,369,509)	(2,110,809)	(824,974)
Cash paid for convertible notes coupon, capitalized as oil and gas properties		(3,000,000)	(1,500,000)	-
Increase in prepayments for materials used in oil and gas projects		(5,093,076)	(25,720,553)	(9,312,898)
Increase in inventories for oil and gas projects	7	(2,993,248)	(674,202)	(7,094,749)
Proceeds from sale of fixed assets		-	-	68,955
Increase in construction in progress	6	-	(2,798,498)	(4,463,063)
Decrease/(increase) in restricted cash		34,480	(319,000)	(147,243)
Net cash used in investing activities		(63,916,431)	(101,454,730)	(50,641,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt		-	56,210,763	-
Proceeds from exercise of common stock options and warrants		50,001	328,670	5,758,502
Net cash provided by financing activities		50,001	56,539,433	5,758,502

NET CHANGE IN CASH AND CASH EQUIVALENTS		(10,483,292)	5,065,897	(38,968,792)
CASH AND CASH EQUIVALENTS at beginning of year		17,238,837	12,172,940	51,141,732
CASH AND CASH EQUIVALENTS at end of year		$ 6,755,545	$ 17,238,837	$ 12,172,940

The accompanying notes are an integral part of these consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year ended March 31, 2009	Year ended March 31, 2008	Year ended March 31, 2007
Non-Cash Investing and Financing Activities
Asset retirement obligation incurred in property development, net of estimate revision	$ 86,438	$ 1,308,130	$ 1,067,718
Transfers from oil and gas properties, construction in progress and other fixed assets to gas utilization facility	13,470,631	-	-
Deferred tax liability incurred in non-taxable business combination of subsidiary	-	-	813,934
Coupon payments on convertible notes, capitalized as part of oil and gas properties	2,250,000	2,141,667	-
Accretion of discount on convertible notes, capitalized as part of oil and gas properties	596,654	535,455	-
Amortization of convertible notes issue costs, capitalized as part of oil and gas properties	568,386	541,019	-
Depreciation on other fixed assets capitalized as oil and gas properties	353,545	180,804	145,628
Transfer of inventory and prepayments for materials used in oil and gas projects to oil and gas properties	16,284,487	15,236,315	8,616,213
Supplemental Cash Flow Information
Cash paid for interest	$ 3,000,000	$ 1,500,000	-

The accompanying notes are an integral part of these consolidated financial statements.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

The corporation now known as BMB Munai, Inc. (“BMB Munai” or the “Company”), a Nevada corporation, was originally incorporated in Utah in July 1981. On February 7, 1994, the corporation changed its name to InterUnion Financial Corporation (“InterUnion”) and its domicile to Delaware. BMB Holding, Inc. (“BMB Holding”) was incorporated on May 6, 2003 for the purpose of acquiring and developing oil and gas fields in the Republic of Kazakhstan. On November 26, 2003, InterUnion executed an Agreement and Plan of Merger (the “Agreement”) with BMB Holding. As a result of the merger, the shareholders of BMB Holding obtained control of the corporation. BMB Holding was treated as the acquiror for accounting purposes. A new board of directors was elected that was comprised primarily of the former directors of BMB Holding and the name of the corporation was changed to BMB Munai, Inc. BMB Munai changed its domicile from Delaware to Nevada on December 21, 2004.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Major Customers

During the years ended March 31, 2009, 2008 and 2007, sales to one customer represented 81%, 91% and 100% of total sales, respectively. At March 31, 2009, 2008 and 2007, this customer made up 100%, 97% and 100% of accounts receivable, respectively. While the loss of this foregoing customer could have a material adverse effect on the Company in the short-term, the loss of this customer should not materially adversely affect the Company in the long-term because of the available market for the Company’s crude oil and natural gas production from other purchasers.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Share-based compensation incurred for the years ended March 31, 2009, 2008 and 2007 was $7,450,211, $2,303,078 and $4,134,823, respectively.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In December 2008 the Government of Republic of Kazakhstan issued a resolution that cancelled the export duty effective January 26, 2009 for companies operating under the new tax code.

Mineral Extraction Tax

The mineral extraction tax replaced the royalty expense the Company had paid. The rate of this tax depends on annual production output. The new code currently provides for a 5% mineral extraction tax rate (6% in 2010 and 7% starting from 2011) on production sold to the export market, and a 2.5% tax rate (3% in 2010 and 3.5% starting from 2011) on production sold to the domestic market. The mineral extraction tax expense is reported as part of oil and gas operating expense.

Rent Export Tax

This tax is calculated based on the export sales price and ranges from as low as 0%, if the price is less than $40 per barrel, to as high as 32%, if the price per barrel exceeds $190. Rent export tax is reported as part of oil and gas operating expense.

Income taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes. Deferred taxes are provided on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, and tax carry forwards. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Fair Values of Financial Instruments

The carrying values reported for cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values in the accompanying balance sheet due to the short-term maturity of these financial instruments. In addition, the Company has long-term debt with financial institutions. The carrying amount of the long-term debt approximates fair value based on current rates for instruments with similar characteristics.

Cash and cash equivalents

The Company considers all demand deposits, money market accounts and marketable securities purchased with an original maturity of three months or less to be cash and cash equivalents. The fair value of cash and cash equivalents approximates their carrying amounts due to their short-term maturity.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company periodically assesses its inventories for obsolete or slow moving stock and records an appropriate provision, if there is any. The Company has assessed inventory at March 31, 2009 and no provision for obsolete inventory has been provided.

Oil and gas properties

The Company uses the full cost method of accounting for oil and gas properties. Under this method, all costs associated with acquisition, exploration, and development of oil and gas properties are capitalized. Costs capitalized include acquisition costs, geological and geophysical expenditures, and costs of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs. These costs do not include any costs related to production, general corporate overhead or similar activities. Under this method of accounting, the cost of both successful and unsuccessful exploration and development activities

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

are capitalized as property and equipment. Proceeds from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless a significant portion of the Company’s proved reserve are sold (greater than 25 percent), in which case a gain or loss is recognized.

Capitalized costs less accumulated depletion and related deferred income taxes shall not exceed an amount (the full cost ceiling) equal to the sum of:

a) the present value of estimated future net revenues computed by applying current prices of oil and gas reserves to estimated future production of proved oil and gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions;

b) plus the cost of properties not being amortized;

c) plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized;

d) less income tax effects related to differences between the book and tax basis of the properties.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and gas properties, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers.

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

A portion of the Company’s other fixed assets are used in the development of oil and gas properties. Accordingly, depreciation for those assets is capitalized as part of oil and gas properties subject to amortization. For the years ended March 31, 2009, 2008 and 2007 the Company had depreciation of $353,545, $180,804 and $145,628, respectively, that was included in oil and gas properties.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other fixed assets of the Company are evaluated annually for impairment. If the sum of expected undiscounted cash flows is less than net book value, unamortized costs of other fixed assets will be reduced to a fair value. The Company’s annual evaluation resulted in no impairment at March 31, 2009.

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

New accounting policies

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We adopted SFAS No. 157 effective April 1, 2008 and the adoption did not have a significant effect on our consolidated results of operations, financial position or cash flows. In February 2008, the FASB issued FSP SFAS No. 157-2 which delays the effective date of SFAS No. 157 for all

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This deferral of SFAS No. 157 primarily applies to our asset retirement obligation (ARO), which uses fair value measures at the date incurred to determine our liability. We are currently evaluating the impact of the pending adoption in 2009 of SFAS No. 157 non-recurring fair value measures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” effective on January 1, 2008, and permits companies to choose, at specified dates, to measure certain eligible financial instruments at fair value. The provisions of SFAS No. 159 apply only to entities that elect to use the fair value option and to all entities with available-for-sale and trading securities. At the effective date, companies may elect the fair value option for eligible items that exist at that date, and the effect of the first remeasurement to fair value must be reported as a cumulative-effect adjustment to the opening balance of retained earnings. The adoption of SFAS No. 159 has not had a material impact on the Company’s financial position or results of operations.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions. The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified its federal income tax return and its state income tax returns in Utah and Republic of Kazakhstan in which it operates as “major” tax jurisdictions. The Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required upon adoption of FIN 48. No interest or penalties have been levied against the Company and none are anticipated, therefore interest or penalty has been included in our provision for income taxes in the consolidated statements of operations.

Recent accounting pronouncements

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

In April 2008, FASB issued FASB Staff Position SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations” and other U.S. generally accepted accounting principles. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not anticipate that the adoption of FSP SFAS No. 142-3 will have an impact on its financial position or results of operations.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)", or FSP No. APB 14-1. FSP No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, the FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management is currently assessing the impact this standard will have on the Company’s consolidated financial position or results of operations.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 applies to the calculation of earnings per share (“EPS”) described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share” for share-based payment awards with rights to dividends or dividend equivalents. It states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. All prior-period EPS data presented shall be adjusted retrospectively to conform to the provisions of this FSP. The Company will apply the requirements of FSP EITF 03-6-1 upon its adoption beginning with the interim period ending June 30, 2009. Management does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its financial position and results of operations, although prior-period EPS data will be affected.

In December 2008, the SEC issued the final rule, "Modernization of Oil and Gas Reporting," which adopts revisions to the SEC's oil and natural gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. Early adoption of the new rules is prohibited. The new rules are intended to provide investors with a more meaningful and comprehensive understanding of oil and natural gas reserves to help investors evaluate their investments in oil and natural gas companies. The new rules are also designed to modernize the oil and natural gas disclosure requirements to align them with current practices and changes in technology. The new rules include changes to the pricing used to estimate reserves, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves and permitting

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

disclosure of probable and possible reserves. The Company is currently evaluating the potential impact of these rules. The SEC is discussing the rules with the FASB staff to align FASB accounting standards with the new SEC rules. These discussions may delay the required compliance date. Absent any change in the effective date, the Company will begin complying with the disclosure requirements in our annual report on Form 10-K for the fiscal year ending March 31, 2010.

NOTE 3 - CASH AND CASH EQUIVALENTS

As of March 31, 2009 and 2008 cash and cash equivalents included:

	March 31, 2009	March 31, 2008

US Dollars	$ 6,030,173	$ 17,088,631
Foreign currency	725,372	150,206
	$ 6,755,545	$ 17,238,837

As of March 31, 2009 and 2008, cash and cash equivalents included $2,371,558 and $14,203,574 placed in money market funds having 30 day simple yields of 0.13% and 2.58%, respectively.

NOTE 4 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of March 31, 2009 and 2008, were as follows:

	March 31, 2009	March 31, 2008

Advances for services	$ 2,740,915	$ 3,121,580
Other	313,163	640,658
Reserves against uncollectible advances and prepayments	-	(346,977)
	$ 3,054,078	$ 3,415,261

During the year ended March 31, 2009 reserves against uncollectible advances and prepayments were written-off in amount of $225,675 and remaining amount of $121,302 was reversed.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - OIL AND GAS PROPERTIES

Oil and gas properties using the full cost method as of March 31, 2009 and 2008, were as follows:

	March 31, 2009	March 31, 2008

Cost of drilling wells	$ 96,203,705	$ 72,109,470
Professional services received in exploration and development activities	55,424,910	39,229,037
Material and fuel used in exploration and development activities	51,273,747	35,184,595
Subsoil use rights	20,788,119	20,788,119
Deferred tax	7,219,219	7,219,219
Geological and geophysical	7,870,516	5,595,496
Capitalized interest, accreted discount and amortised bond issue costs on convertible notes issued	6,633,181	3,218,141
Infrastructure development costs	1,245,298	2,099,444
Other capitalized costs	15,296,176	10,422,580
Accumulated depletion	(23,226,458)	(12,823,130)
	$ 238,728,413	$ 183,042,971

The purchase of Emir Oil LLP has been accounted for as a non-taxable business combination. Since goodwill was not recognized in this stock based subsidiary acquisition involving oil and gas properties, a recognition of a deferred tax liability related to the acquisition increases the financial reporting basis of the oil and gas properties.

In November 2007 the Company entered into a consulting agreement with Caspian Energy Consulting Ltd. (“Consultant”). In addition to extending the existing exploration contract, which is described in Note 22, the consulting agreement provided that in the event the Consultant is successful in execution and delivery to the Company of a new exploration contract for a new contract territory, the Company will pay the amount of $4,000,000. As discussed in Note 17, the Consultant was successful in extending the Company’s contract territory. Due to the territory extension increasing the Company’s drilling area, as well as increasing possible reserves, these expenditures have been accrued and capitalized as part of oil and gas properties.

NOTE 6 – GAS UTILIZATION FACILITY

On April 13, 2006 the Company entered into an Agreement on Joint Business (the “Agreement”) with Ecotechnic Chemicals AG incorporated in Switzerland, for construction of a facility to utilize the associated gas from the Company’s fields (the “Facility”).

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In accordance with terms of the Agreement, the Company made payments of $7,261,561 for development of project documentation, purchase of equipment, transportation and customs, and construction of a gas pipe-line, during the year ended March 31, 2008.

During the fiscal year ended March 31, 2009, the Company transferred machinery and equipment previously classified as oil and gas properties and other fixed assets of $1,695,514 and $6,602,617, respectively, to the completion of the Facility.

The Facility was completed on January 1, 2009. All costs associated with the completion of the Facility, which includes amounts previously classified as construction in progress, have been reported as Gas Utilization Facility on the balance sheet.

No depreciation expense was recognized for Gas Utilization Facility during the quarter ended March 31, 2009 because during this quarter it operated in the test mode.

NOTE 7 – INVENTORIES FOR OIL AND GAS PROJECTS

As of March 31, 2009 and 2008 inventories included:

	March 31, 2009	March 31, 2008

Construction material	$ 12,962,397	$ 10,155,334
Spare parts	84,524	35,770
Crude oil produced	5,029	4,882
Other	950,196	812,912
	$ 14,002,146	$ 11,008,898

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - OTHER FIXED ASSETS

	Buildings and improvements	Machinery and equipment	Vehicles	Office equipment	Furniture and fixtures	Software	Total
Cost
at March 31, 2008	$784,410	$1,317,953	$1,250,578	$366,229	$ 233,773	$ 159,351	$ 4,112,294
Additions	4,891,793	37,474	182,923	101,028	156,291	-	5,369,509
Disposals	(163,112)	-	(15,354)	(98,567)	(15,176)	(8,513)	(300,722)
Transfers to Gas Utilization Facility	(3,456,766)	(626,486)	-	-	-	-	(4,083,252)
at March 31, 2009	2,056,325	728,941	1,418,147	368,690	374,888	150,838	5,097,829

Accumulated depreciation
at March 31, 2008	103,320	108,248	379,229	191,566	108,213	87,628	978,204
Charge for the period	167,331	100,977	184,298	132,479	60,581	31,907	677,573
Disposals	-	(11,079)	(44,834)	(98,524)	(21,498)	(11,121)	(187,056)
at March 31, 2009	270,651	198,146	518,693	225,521	147,296	108,414	1,468,721

Net book value at March 31, 2008	$ 681,090	$ 1,209,705	$ 871,349	$ 174,663	$ 125,560	$ 71,723	$ 3,134,090

Net book value at March 31, 2009	$ 1,785,674	$ 530,795	$ 899,454	$ 143,169	$ 227,592	$ 42,424	$ 3,629,108

In accordance with SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, depreciation related to support equipment and facilities used in exploration and development activities in the amount of $353,545 was capitalized to oil and gas properties for the year ended March 31, 2009 and $180,804 for the year ended March 31, 2008.

NOTE 9 - LONG TERM VAT RECOVERABLE

As of March 31, 2009 and 2008 the Company had long term VAT recoverable in the amount of $2,423,940 and $8,106,397, respectively. The VAT recoverable is a Tenge denominated asset due from the Republic of Kazakhstan. The VAT recoverable consists of VAT paid on local expenditures and imported goods. VAT charged to the Company is recoverable in future periods as either cash refunds or offsets against the Company’s fiscal obligations, including future income tax liabilities. Management cannot estimate which part of this asset will be realized in the current year because in order to return funds or offset this tax with other taxes a tax examination must be performed by local Kazakhstan tax authorities. During the year ended March 31, 2009 the Company received refunds of VAT in the amount of $7,461,139.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - RESTRICTED CASH

Under the laws of the Republic of Kazakhstan, the Company is obligated to set aside funds for required environmental remediation. As of March 31, 2009 and 2008 the Company had $588,217 and $622,697, respectively, restricted for this purpose.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2009 and March 31, 2008 the Company has accrued interest of $641,667, relating to the convertible notes outstanding. The Company has also amortized the discount on the convertible notes (difference between the redemption amount and the carrying amount as of the date of issue) in the amount of $1,331,522 and $535,455 as of March 31, 2009 and March 31, 2008, respectively. The carrying value of convertible notes will be accreted to the redemption value of $64,323,785.

As of March 31, 2009 and March 31, 2008 the convertible notes payable amount is presented as follows:

	March 31, 2009	March 31, 2008

Convertible notes redemption value	$ 64,323,785	$ 64,323,785
Unamortized discount	(2,992,264)	(3,788,330)
	$ 61,331,521	$ 60,535,455

In accordance with SFAS No. 34, Capitalization of Interest and FIN 33, Applying FASB Statement No. 34 to Oil and Gas Producing Operations Accounted for by the Full Cost Method and Interpretation of FASB Statement No. 34, coupon payments on convertible notes in the amount of $2,250,000 and accretion expense relating to the discount on convertible notes (difference between the redemption amount and the carrying amount as of the date of issue) in the amount of $596,654, was capitalized to oil and gas properties for the year ended March 31, 2009. During the years ended March 31, 2009 and 2008 the Company recorded interest expense in the amount of $1,138,874 and $0, respectively.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - LIQUIDATION FUND

A reconciliation on the Liquidation Fund (Asset Retirement Obligation) at March 31, 2009, 2008 and 2007 is as follows:

Total

At March 31, 2007	$ 2,165,829

Accrual of liability	1,308,130
Accretion expenses	254,572

At March 31, 2008	$ 3,728,531

Revision of estimate	(757,047)
Accrual of liability	843,485
Accretion expenses	449,025

At March 31, 2009	$ 4,263,994

Management believes that the liquidation fund should be accrued for future abandonment costs of 24 wells located in the Dolinnoe, Aksaz, Emir and Kariman oil fields. Management believes that these obligations are likely to be settled at the end of the production phase at these oil fields.

At March 31, 2009, undiscounted expected future cash flows that will be required to satisfy the Company’s obligation by 2013 for the Dolinnoe, Aksaz, Emir and Kariman fields, respectively, are $6,204,545. After application of a 10% discount rate, the present value of the Company’s liability at March 31, 2009 and 2008, was $4,263,994 and $3,728,531, respectively.

During the quarter ended March 31, 2009 the Company recorded a revision of estimate in the amount of $757,047 resulted from the decrease of abandonment costs of wells.

NOTE 13 - INCOME TAXES

The Company’s consolidated pre-tax income is comprised primarily from operations in the Republic of Kazakhstan. Pre-tax losses from United States operations of $12,937,563, $1,827,168 and $3,243,481, for the years ended March 31, 2009, 2008 and 2007, respectively, are also included in consolidated pre-tax income.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Undistributed earnings of the Company’s foreign subsidiaries since acquisition amounted to approximately $60,760,405 at March 31, 2009. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the Republic of Kazakhstan. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

The income tax provision/(benefit) in the Consolidated Statements of Operations is comprised of:

	Year ended March 31, 2009	Year ended March 31, 2008	Year ended March 31, 2007

Current tax expense	$ -	$ -	$ 124,202
Deferred tax (benefit) / expense	(1,028,272)	(403,581)	729,078
	$ (1,028,272)	$ (403,581)	$ 853,280

The following is a reconciliation of income taxes computed using the foreign Republic of Kazakhstan federal statutory rate and the domestic U.S. federal statutory rate to the provision/(benefit) for income taxes:

	Year ended March 31, 2009	Year ended March 31, 2008	Year ended March 31, 2007

Foreign tax/(benefit) at federal statutory rate (20% for 2009, 30% for 2008, 2007), net of benefit from exploration phase	$ (1,430,043)	$ (690,924)	$ 1,746,326
Domestic benefit at federal statutory rate (34%)	(4,398,771)	(621,237)	(1,102,784)
Local tax, current	-	-	124,202
Non-deductible expenses	2,332,309	464,120	32,322
Other	2,468,233	444,460	53,214
	$ (1,028,272)	$ (403,581)	$ 853,280

Effective January 1, 2009, the Republic of Kazakhstan adopted a new tax code, which decreased the corporate income rate for legal entities to 20%. The effect of the change in tax rate has been accounted for as part of “Other” in the reconciliation table above.

As of March 31, 2008, the Company had net operating loss carry forwards for income tax purposes of $20,197,220, which if unused, will expire in 2024, 2025, 2026, 2027 and 2028.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those measured by tax laws and regulations. The components of deferred tax assets and deferred tax liabilities are as follows:

	March 31, 2009	March 31, 2008

Deferred tax assets:
Stock based compensation	$ 185,418	$ 185,418
Liquidation fund	236,505	194,821
Tax losses carried forward	6,867,054	2,726,677
	7,288,977	3,106,916
Deferred tax liabilities:
Oil and gas properties	6,972,564	8,998,712
Accrued interest income	6,832,857	1,652,920
	13,805,421	10,651,632
Net deferred tax liability	$ 6,516,444	$ 7,544,716

Deferred income taxes for US and Kazakhstan tax jurisdiction are as follows:

	March 31, 2009		March 31, 2008
	US tax jurisdiction	Kazakhstan tax jurisdiction	US tax jurisdiction	Kazakhstan tax jurisdiction

Deferred tax assets:
Stock based compensation	$ 185,418	$ -	$ 185,418	$ -
Liquidation fund	-	236,505	-	194,821
Tax losses carried forward	6,867,054	-	2,726,677	-
	7,052,472	236,505	2,912,095	194,821
Deferred tax liabilities:
Oil and gas properties	6,579,121	393,443	6,746,586	2,252,126
Accrued interest income	6,832,857	-	1,652,920	-
	13,411,978	393,443	8,399,506	2,252,126
Net deferred tax liability	$ 6,359,506	$ 156,938	$ 5,487,411	$ 2,057,305

NOTE 14 - SHARE AND ADDITIONAL PAID IN CAPITAL

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Grants

On February 1, 2006, the Company granted common shares to the Company’s former chief finance officer for services rendered. He was granted 50,000 shares. The shares were valued at $7.40 per share. The stock grants vested immediately. Compensation expense in the amount of $370,000 was recognized in the Consolidated Statement of Operations and Consolidated Balance Sheet for the year ended March 31, 2006.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Non-cash compensation expense in the amount of $2,271,556 and $2,303,078 was recognized in the Consolidated Statement of Operations and Consolidated Balance Sheet for the year ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, there was $567,889 of total unrecognized non-cash compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.25 years.

As further discussed in Note 17, on June 24, 2008, the Company was granted an extension of its existing exploration contract from July 2009 to January 2013. In connection therewith, the Company became obligated to issue 1,750,000 common shares to a consultant as the success fee for assisting the Company to obtain the extension. The shares are valued at $6.13 per share, which was the closing market price of Company’s shares on June 24, 2008.

On September 16, 2008 this consulting agreement between the Company and the consultant discussed in the preceding paragraph was revised and parties agreed to decrease the number of shares issued for services provided by 500,000 shares. The non-cash compensation expenses for consulting services were reversed in the amount of $3,065,000 (500,000 shares valued at $6.13 per share which was the closing market price of Company’s shares on June 24, 2008) for the three months ended September 30, 2008.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Non-cash compensation expense in the amount of $5,178,655 was recognized in the Consolidated Statement of Operations and Consolidated Balance Sheet for the year ended March 31, 2009.

As of March 31, 2009, there was $2,176,245 of total unrecognized non-cash compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.3 years.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock options outstanding and exercisable as of March 31, 2009, were as follows:

	Number of Shares	Weighted Average Exercise Price

As of March 31, 2006	980,783	$ 4.97

Granted	200,000	7.00
Exercised	(7,200)	4.00
Expired	-	-
As of March 31, 2007	1,173,583	$ 5.33

Granted	-	-
Exercised	(3,000)	4.00
Expired	-	-
As of March 31, 2008	1,170,583	$ 5.33

Granted	-	-
Exercised	-	-
Expired	-	-
As of March 31, 2009	1,170,583	$ 5.33

Additional information regarding outstanding options as of March 31, 2009, was as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Options	Weighted Average Exercise Price

$ 4.00 – $ 7.40	1,170,583	$ 5.33	4.66	1,170,583	$ 5.33

The estimated fair value of the stock options issued were determined using Black-Scholes option pricing model with the following assumptions:

	Year ended March 31, 2007	Year ended March 31, 2006

Risk-free interest rate	5.19%	4.01% - 4.51%
Expected option life	2 years	2 – 4 year
Expected volatility in the price of the Company’s common shares	65%	65% - 74%
Expected dividends	0%	0%

Weighted average fair value of options and warrants granted
during the period	$2.73	$2.01 - $3.92

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Warrants

On November 26, 2003, the Company granted warrants to placement agents in connection with funds raised on the Company’s behalf. These warrants granted the placement agents the right to purchase up to 142,857 shares of the Company’s common stock at an exercise price of $3.50 per share. These warrants have been offset to the proceeds as a cost of capital. On March 6, 2008 90,477 of these warrants were exercised. On July 28, 2008, 14,286 of these warrants were exercised. The remaining warrants for 38,094 shares expired at the end of November 2008.

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

Warrants outstanding and exercisable as of March 31, 2009 were as follows:

	Number of Shares	Weighted Average Exercise Price

As of March 31, 2006	1,109,624	$ 3.50

Granted	-	-
Exercised	(966,767)	5.95
Expired	-	-
As of March 31, 2007	142,857	$ 3.50

Granted	-	-
Exercised	(90,477)	3.50
Expired	-	-
As of March 31, 2008	52,380	$ 3.50

Granted	-	-
Exercised	14,286	3.50
Expired	38,094	3.50
As of March 31, 2009	-	$ -

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - REVENUES

The Company exports oil for sale to the world markets via the Aktau sea port. Sales prices at the port locations are based on the average quoted Brent crude oil price from Platt’s Crude Oil Marketwire for the three days following the bill of lading date less discount for transportation expenses, freight charges and other expenses borne by the customer.

The Company sold its crude oil to the domestic market from November 2008 to January 2009, since netbacks on domestic market sales were more attractive than on export sales.

The Company recognized revenue as follows:

	Year ended March 31, 2009	Year ended March 31, 2008	Year ended March 31, 2007

Export sales	$ 65,721,241	$ 57,626,429	$ 15,785,784
Domestic sales	3,895,634	2,570,197	-
	$ 69,616,875	$ 60,196,626	$ 15,785,784

NOTE 16 – EXPORT DUTY

On April 18, 2008 the government of the Republic of Kazakhstan introduced an export duty on several products (including crude oil). The Company became subject to the duty beginning in June 2008. The export duty for the year ended March 31, 2009 amounted to $6,783,278, which is being reported as a part of operating expenses. The formula for determining the amount of the crude oil export duty was based on a sliding scale that is tied to several factors, including the world market price for oil.

As discussed in Note 2, in December 2008 the government of the Republic of Kazakhstan issued a resolution that cancelled the export duty effective January 26, 2009 for companies operating under the new tax code.

NOTE 17 - CONSULTING EXPENSES

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The agreement also has a provision for the Consultant to pursue new exploration contracts for new territories, which is described in Note 22.

NOTE 18 – FOREIGN CURRENCY GAIN

On February 3, 2009, the National Bank of Kazakhstan enacted a devaluation of Kazakh Tenge to US Dollar of approximately 25%. As a result of this devaluation, the Company realized a foreign currency gain of $2,592,341 for the year ended March 31, 2009, resulting from the revaluation of assets and liabilities denominated in Kazakh Tenge.

NOTE 19 – DISGORGEMENT FUNDS RECEIVED

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - EARNINGS PER SHARE INFORMATION

The calculation of the basic and diluted earnings/loss per share is based on the following data:

	Year ended March 31, 2009	Year ended March 31, 2008	Year ended March 31, 2007

Net income	$ 17,157,558	$ 31,610,563	$ 1,039,491

Basic weighted-average common shares outstanding	44,910,886	44,697,364	43,523,907

Effect of dilutive securities
Warrants	1,861	55,008	63,492
Stock options	-	200,559	240,409
Non-vesting share grants	1,886,464	-	-

Dilutive weighted average common shares outstanding	46,799,213	44,952,931	43,827,808

Basic income per common share	$ 0.38	$ 0.71	$ 0.02

Diluted income per common share	$ 0.37	$ 0.70	$ 0.02

The dilutive weighted average common shares outstanding for the year ended March 31, 2009 does not include the effect of the potential conversion of the Notes because the average market share price for the year ended March 31, 2009 was lower than potential conversion price of the convertible notes for this period.

The dilutive weighted average common shares outstanding for the year ended March 31, 2009 does not include the effect of potential conversion of certain warrants and stock options as their effects are anti-dilutive.

The dilutive weighted average common shares outstanding for the year ended March 31, 2008 does not include the effect of the potential conversion of the Notes because conversion of the Notes is not contingent upon any market event. Rather, the Notes are convertible to common stock upon the first to occur of (a) the tenth New York business day following the Shelf Registration Statement Effective Date and (b) 13 July 2008.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - RELATED PARTY TRANSACTIONS

The Company leases ground fuel tanks and other oil fuel storage facilities and warehouses from Term Oil LLC. The lease expenses for the years ended March 31, 2009, 2008 and 2007, totaled $221,903, $254,427 and $203,686, respectively. Also the Company had advances paid to Term Oil LLC in the amount of $15,006 as of March 31, 2009 and accounts payable to Term Oil LLC in the amount of $53,624 as of March 31, 2008. A Company shareholder is an owner of Term Oil LLC.

The future minimum rental payments required under this operating lease amount to $146,453. The Company’s current lease term with Term Oil LLC expires on December 31, 2009. The Company intends to extend this contract, and if extended, would require additional future minimum lease payments.

NOTE 22 - COMMITMENTS AND CONTINGENCIES

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Capital Commitments

Prior to the extension of the exploration period granted to Emir Oil LLP in June 2008, the terms of its subsurface exploration contract, required Emir Oil to spend a total of $48.8 million in exploration activities on the ADE Block and Southeast Block through July 2009. Through March 31, 2009 the Company had spent a total of $259.5 million in exploration activity.

In connection with the extensions granted in June and October 2008, the Company’s capital expenditure requirements have been revised. To retain its rights under the contract, the Company must spend $9.1 million by January 9, 2010. The Company must spend an additional $21.5 between January 10, 2010 and January 9, 2011, $27.3 million between January 10, 2011 and January 9, 2012 and $14.9 million between January 10, 2012 and January 9, 2013.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In October and November 2005, Sokol Holdings filed amendments to its complaint in the U.S. District Court in New York to add Brian Savage and Thomas Sinclair as plaintiffs and to add Credifinance Capital, Inc., and Credifinance Securities, Ltd. (collectively “Credifinance”) as defendants in the matter. The amended complaints alleged: i) tortious interference with contract, specific performance, breach of contract, unjust enrichment, unfair competition-misappropriation of labors and expenditures against all defendants; ii) breach of fiduciary duty, tortious interference with fiduciary duty and aiding and abetting breach of fiduciary duty by Mr. Agaian, Mr. Benarroch and Credifinance; and iii) breach of fiduciary duty by Mr. Cherdabayev, Mr. Kunayev and Mr. Baiseitov, in connection with a business plan for the development of the Aksaz, Dolinnoe and Emir oil and gas fields owned by Emir Oil, LLP. The plaintiffs have not named Toleush Tolmakov as a defendant in the action nor have the plaintiffs ever brought claims against Mr. Tolmakov to establish the existence or breach of any legally binding agreement between the plaintiffs and Mr. Tolmakov. The plaintiffs seek damages in an amount to be determined at trial, punitive damages, specific performance and such other relief as the Court finds just and reasonable.

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

During the year, the Company changed its legal counsel to represent all defendants in the lawsuit from Bracewell & Giuliani LLP in New York, New York to Manning, Curtis, Bradshaw & Bednar LLC in Salt Lake City, Utah.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On December 12, 2008, plaintiffs sought leave to file a Third Amended Complaint to add claims for (a) breach of fiduciary duty against defendants Cherdabayev, Kunayev, Baiseitov, Agaian, Benarroch and Credifinance based on these defendants’ alleged role as promoters of Sokol, (b) fraud against all defendants; and (c) promissory estoppel against defendants Cherdabayev, Kunayev and Baiseitov. Defendants opposed the Motion for Leave to Amend. That motion has been fully briefed but it has not yet been decided by the court. Fact discovery on the existing claims has been completed and the parties are now conducting expert discovery and reports. Plaintiffs have submitted an expert report on damages that claims damages of between $6.7 million and $10.9 million, plus interest. The Company disputes the Plaintiffs’ damage claim, in addition to disputing liability. No trial date has been established.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - FINANCIAL INSTRUMENTS

As of March 31, 2009 and 2008 cash and cash equivalents included deposits in Kazakhstan banks in the amount $2,606,004 and $2,211,353, respectively and deposits in U.S. banks in the amount of $4,149,541 and $15,027,484, respectively. Kazakhstan banks are not covered by FDIC insurance, nor does the Republic of Kazakhstan have an insurance program similar to FDIC. Therefore, the full amount of our deposits in Kazakhstan banks was uninsured as of March 31, 2009 and 2008. The Company’s deposits in U.S. banks are also in non-FDIC insured accounts which means they too are not insured to the $250,000 FDIC insurance limit. To mitigate this risk, the Company has placed all of its U.S. deposits in a money market account that invests in U.S. government backed securities. As of March 31, 2009 and 2008 the Company made advance payments to Kazakhstan companies and government bodies in the amount $5,432,972 and $21,266,329, respectively. As of March 31, 2009 and 2008 restricted cash reflected in the long-term assets consisted of $588,217 and $622,697, respectively, deposited in a Kazakhstan bank and restricted to meet possible environmental obligations according to the regulations of Kazakhstan. Furthermore, the primary asset of the Company is Emir Oil LLP; an entity formed under the laws of the Republic Kazakhstan.

NOTE 24 - QUARTERLY FINANCIAL DATA (unaudited)

Quarterly financial information is presented in the following summary:

	Fiscal year ended March 31, 2009
	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009

Revenues	$ 34,827,224	$ 22,758,160	$ 4,883,790	$ 7,147,701
Income/(loss) from operations	11,575,417	9,636,121	(8,382,895)	(1,233,061)
Net income/(loss)	13,321,323	9,830,026	(8,292,982)	2,299,191
Basic net income/(loss) per share	0.30	0.22	(0.18)	0.04
Diluted net income/(loss) per share	$ 0.30	$ 0.21	$ (0.18)	$ 0.04

	Fiscal year ended March 31, 2008
	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008

Revenues	$ 11,580,958	$ 12,764,397	$ 16,832,612	$ 19,018,659
Income from operations	5,899,591	6,606,045	9,456,235	8,058,216
Net income	5,409,688	7,480,413	9,856,062	8,864,400
Basic net income per share	0.12	0.17	0.22	0.20
Diluted net income per share	$ 0.12	$ 0.17	$ 0.22	$ 0.19

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal year ended March 31, 2007
	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007

Revenues	$2,345,972	$ 4,016,972	$ 2,214,382	$ 7,208,458
(Loss)/income from operations	(3,751,840)	992,732	(275,654)	3,439,605
Net (loss)/income	(3,140,761)	1,016,352	(90,861)	3,254,761
Basic net (loss)/income per share	(0.08)	0.02	0.00	0.08
Diluted net (loss)/income per share	$ (0.08)	$ 0.02	$ 0.00	$ 0.08

NOTE 25 – SUBSEQUENT EVENTS

On May 14, 2009, the Company’s Board of Directors (the “Board”) authorized the formation of a new Limited Liability Entity to operate the Gas Utilization Plant. Similarly, the Board also approved the execution, delivery, and performance of a purchase-sale agreement for the Gas Utilization Facility to the newly formed entity. The new entity will be consolidated in the Company’s future financial statements.

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

Capitalized Costs - Capitalized costs and accumulated depletion, depreciation and amortization relating to our oil and natural gas producing activities, all of which are conducted in the Republic of Kazakhstan, are summarized below:

	March 31, 2009	March 31, 2008

Developed oil and natural gas properties	$ 221,374,856	$ 145,022,351
Unevaluated oil and natural gas properties	40,580,015	50,843,750
Accumulated depletion, depreciation and amortization	(23,226,458)	(12,823,130)
Net capitalized cost	$ 238,728,413	$ 183,042,971

Costs Incurred - Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:

	For the year ended March 31, 2009	For the year ended March 31, 2008	For the year ended March 31, 2007

Acquisition costs:
Unproved properties	$ -	$ -	$ -
Proved properties	-	-	-
Exploration costs	2,275,021	3,024,386	1,370,797
Development costs	63,727,311	83,950,096	37,063,321
Subtotal	66,002,332	86,974,482	38,434,118
Asset retirement costs	86,438	1,300,576	1,076,987
Total costs incurred	$ 66,088,770	$ 88,275,058	$ 39,511,105

BMB MUNAI, INC.

SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION DEVELOPMENT AND PRODUCTION ACTIVITIES (unaudited)

Results of Operations – Results of operations for the Company’s oil and natural gas producing activities are summarized below:

	For the year ended March 31, 2009	For the year ended March 31, 2008	For the year ended March 31, 2007

Oil and natural gas revenues	$ 69,616,875	$ 60,196,626	$ 15,785,784

Operating expenses:
Export duty	6,783,278	-	-
Oil and natural gas operating expenses and ad valorem taxes	7,998,012	5,515,403	2,272,251
Accretion expense	449,025	254,572	173,519
Depletion expense	10,403,328	9,419,655	2,006,834
Results of operations from oil and gas producing activities	$43,983,232	$ 45,006,996	$ 11,333,180

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

The Company’s net ownership in estimated quantities of proved oil reserves, and changes in net proved reserves, all of which are located in the Republic of Kazakhstan, are summarized below:

	Oil, Condensate and Natural Gas Liquids (Bbls)
	For the year ended March 31, 2009	For the year ended March 31, 2008	For the year ended March 31, 2007
Proved developed and undeveloped reserves
Beginning of the year	20,911,000	15,280,000	13,748,000
Revisions of previous estimates	(3,505,105)	(2,964,177)	(916,007)
Purchase of oil and gas properties	-	-	-
Extensions and discoveries	7,316,000(1)	9,503,000(2)	2,770,000(3)
Sales of properties	-	-	-
Production	(1,080,895)	(907,823)	(321,993)
End of year	23,641,000	20,911,000	15,280,000
Proved developed reserves at year end	21,070,000	10,784,000	11,852,000

BMB MUNAI, INC.

SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION DEVELOPMENT AND PRODUCTION ACTIVITIES (unaudited)

(1)

During the year ended March 31, 2009 we drilled four wells (gross and net) on the Kariman structure, one well (gross and net) on the Dolinnoe structure, one well (gross and net) on the Aksaz structure and one well (gross and net) on the Emir structure. These additions to the Kariman, Dolinnoe, Aksaz and Emir structures during the year ended March 31, 2009 resulted in an increase in our estimated proved developed reserves of approximately 7.3 million BOE. These were the only extensions and discoveries made during the year ended March 31, 2009.

(2)

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

(3)

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

Standardized Measure – The Standardized Measure of Discounted Future Net Cash Flows relating to the Company’s ownership interests in proved oil reserves for the year ended March 31, 2009, 2008 and 2007 is shown below:

	For the year ended March 31, 2009	For the year ended March 31, 2008	For the year ended March 31, 2007

Future cash inflows	$ 652,739,000	$1,107,109,000	$ 573,808,000
Future oil and natural gas operating expenses	144,661,000	83,380,000	72,650,000
Future development costs	33,403,000	89,350,000	18,200,000
Future income tax expense	41,520,000	249,884,000	166,470,000
Future net cash flows	433,155,000	684,495,000	316,488,000
10% discount factor	179,803,000	331,516,000	145,223,000
Standardized measure of discounted future net cash flows	$ 253,352,000	$352,979,000	$ 171,265,000

Our standardized measure of discounted future net cash flows relating to proved oil reserves was prepared in accordance with the provisions of SFAS 69. Future cash inflows are computed by applying year end prices of oil and natural gas to year end quantities of proved oil and natural gas reserves. During the fiscal years ended March 31, 2009, 2008 and 2007 revenue from export sales accounted for 94%, 91% and 100%, respectively, of total revenue. To take into account the price differential for oil and natural gas exported versus sold domestically, the Company applies year end prices for export sales to 80% of the quantity of proved oil and natural gas reserves and the year end prices for domestic sales to 20% of the quantity of proved oil and natural gas reserves. Future oil and natural gas production and development costs are computed by estimating the expenditures to be incurred in producing and developing the proved oil and natural gas reserves at year end, based on year end costs and assuming continuation of existing economic condition.

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

Changes in Standardized Measure – Changes in Standardized Measure of Discounted Future Net Cash Flows relating to proved oil reserves are summarized below:

	For the year ended March 31, 2009	For the year ended March 31, 2008	For the year ended March 31, 2007

Changes due to current year operations:
Sales of oil and natural gas, net of oil and natural gas operating expenses	$ (54,835,585)	$ (54,681,223)	$ (13,513,533)
Sales of oil and natural gas properties	-	-	-
Purchase of oil and gas properties	-	-	-
Extensions and discoveries	85,153,000	189,557,166	75,090,000
Net change in sales and transfer prices, net of production costs	(305,001,925)	154,594,264	(5,992,120)
Changes due to revisions of standardized variables	-	-	-
Prices and operating expenses	-	-	-
Revisions to previous quantity estimates	(21,739,505)	(77,465,492)	(11,949,945)
Estimated future development costs	30,020,093	(34,976,338)	(5,419,716)
Income taxes	104,421,000	(26,797,000)	5,206,000
Accretion of discount	35,297,900	17,126,500	10,264,500
Production rates (timing)	64,073,697	(26,973,812)	2,268,615
Other	(37,015,675)	41,329,935	12,666,199
Net Change	(99,627,000)	181,714,000	68,620,000
Beginning of year	352,979,000	171,265,000	102,645,000
End of year	$ 253,352,000	$ 352,979,000	$ 171,265,000

Sales of oil and natural gas, net of oil and natural gas operating expenses are based on historical pre-tax results. Sales of oil and natural gas properties, extensions and discoveries, purchases of minerals in place and the changes due to revisions in standardized variables are reported on a pre-tax discounted basis, while the accretion of discount is presented on an after tax basis.