Form 10-Q
period 2009-06-30
BMB MUNAI INC
filed 2009-08-10
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009

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

As of August 10, 2009, the registrant had 50,365,015 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Consolidated Financial Statements

BMB MUNAI, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Notes	June 30, 2009 (unaudited)	March 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$ 6,429,595	$ 6,755,545
Trade accounts receivable		6,053,046	3,081,573
Prepaid expenses and other assets, net	4	997,892	3,054,078
Total current assets		13,480,533	12,891,196

LONG TERM ASSETS
Oil and gas properties, full cost method, net	5	242,105,789	238,728,413
Gas utilization facility	6	13,569,738	13,470,631
Inventories for oil and gas projects	7	13,761,761	14,002,146
Prepayments for materials used in oil and gas projects		578,063	122,040
Other fixed assets, net		3,461,125	3,629,108
Long term VAT recoverable	8	3,209,769	2,423,940
Convertible notes issue cost		2,300,908	2,490,370
Restricted cash		592,089	588,217
Total long term assets		279,579,242	275,454,865

TOTAL ASSETS		$ 293,059,775	$ 288,346,061

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	17	15,857,581	21,771,137
Accrued coupon payment		1,391,667	641,667
Accrued liabilities and other payables		2,852,392	1,697,097
Total current liabilities		20,101,640	24,109,901

LONG TERM LIABILITIES
Convertible notes issued, net	9	61,540,106	61,331,521
Liquidation fund	10	4,371,841	4,263,994
Deferred taxes	15	6,516,444	6,516,444
Total long term liabilities		72,428,391	72,111,959

COMMITMENTS AND CONTINGENCIES	18	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	11	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized, 50,365,015 and 47,378,420 shares outstanding, respectively	11	50,365	47,378
Additional paid in capital	11, 17	159,885,412	151,513,638
Retained earnings		40,593,967	40,563,185
Total shareholders’ equity		200,529,744	192,124,201

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 293,059,775	$ 288,346,061

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		Three months ended June 30,
	Notes	2009 (unaudited)	2008 (unaudited)

REVENUES	12	$ 11,766,806	$ 34,827,224

COSTS AND OPERATING EXPENSES
Export duty	13	-	1,352,917
Oil and gas operating		3,092,437	2,340,843
General and administrative		4,851,766	4,337,641
Consulting expenses		-	11,727,500
Depletion		2,243,304	3,333,289
Interest expense		1,148,047	-
Amortization and depreciation		130,973	63,659
Accretion expense		107,847	95,958
Total costs and operating expenses		11,574,374	23,251,807

INCOME FROM OPERATIONS		192,432	11,575,417

OTHER INCOME / (EXPENSE)
Foreign exchange (loss)/gain, net		(82,321)	30,036
Disgorgement funds received	14	-	1,650,293
Interest income		33,160	130,292
Other expense, net		(112,489)	(64,715)
Total other (expense)/income		(161,650)	1,745,906

INCOME BEFORE INCOME TAXES		30,782	13,321,323

INCOME TAX EXPENSE	15	-	-

NET INCOME		$ 30,782	$ 13,321,323

BASIC NET INCOME PER COMMON SHARE	16	$ 0.00	$ 0.30
DILUTED NET INCOME PER COMMON SHARE	16	$ 0.00	$ 0.30

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three months ended June 30,
	Notes	2009 (unaudited)	2008 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$ 30,782	$ 13,321,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion	5	2,243,304	3,333,289
Amortization and depreciation		130,973	63,659
Interest expense		1,148,047	-
Accretion expense	10	107,847	95,958
Share based compensation expense	11	2,401,576	567,889
Stock issued for services		-	10,727,500
Loss on disposal of fixed assets		31,832	-
Changes in operating assets and liabilities:
(Increase)/decrease in trade accounts receivable		(2,971,473)	1,460,238
Decrease /(increase) in prepaid expenses and other assets		2,056,186	(2,566,531)
Increase in VAT recoverable		(785,829)	(1,653,110)
Increase in current liabilities		1,214,924	7,978,011
Net cash provided by operating activities		5,608,169	33,328,226

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	5	(5,813,067)	(17,210,824)
Purchase of other fixed assets		(117,180)	(3,407,622)
Increase in inventories for oil and gas projects		-	(6,484,359)
Increase in restricted cash		(3,872)	-
Net cash used in investing activities		(5,934,119)	(27,102,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt		-	-
Proceeds from exercise of common stock options and warrants		-	-
Net cash provided by financing activities		-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS		(325,950)	6,225,421
CASH AND CASH EQUIVALENTS at beginning of period		6,755,545	17,238,837
CASH AND CASH EQUIVALENTS at end of period		$ 6,429,595	$ 23,464,258

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(CONTINUED)

		Three months ended June 30,
	Notes	2009 (unaudited)	2008 (unaudited)

Non-Cash Investing and Financing Activities
Asset retirement obligation incurred in property development, net of estimate revision	9	$ -	$ 65,408
Coupon payment on convertible notes, capitalized as part of oil and gas properties	9	-	750,000
Accretion of discount on convertible notes, capitalized as part of oil and gas properties	9	-	196,380
Amortization of convertible notes issue costs, capitalized as part of oil and gas properties		-	189,462
Transfer of inventory and prepayments for materials used in oil and gas projects to oil and gas properties		240,385	11,438,081
Transfers from oil and gas properties, construction in progress and other fixed assets to gas utilization facility		99,107	-
Issuance of common stock for the settlement of liabilities	17	5,973,185	-

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

JUNE 30, 2009

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

Licences and contracts

Emir Oil LLP is the operator of the Company’s oil and gas fields in Western Kazakhstan. The Government of the Republic of Kazakhstan (the “Government”) initially issued the license to Zhanaozen Repair and Mechanical Plant on April 30, 1999 to explore the Aksaz, Dolinnoe and Emir oil and gas fields (the “ADE Block” or the “ADE Fields”). On June 9, 2000, the contract for exploration of the Aksaz, Dolinnoe and Emir oil and gas fields was entered into between the Agency of the Republic of Kazakhstan on Investments and the Zhanaozen Repair and Mechanical Plant. On September 23, 2002, the contract was assigned to Emir Oil LLP. On September 10, 2004, the Government extended the term of the contract for exploration and License from five years to seven years through July 9, 2007. On February 27, 2007, the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan (“MEMR”) granted a second extension of the Company’s exploration contract. Under the terms of the contract extension, the exploration period was extended to July 2009 over the entire exploration contract territory. On December 7, 2004, the Government assigned to Emir Oil LLP exclusive right to explore an additional 260 square kilometers of land adjacent to the ADE Block, which is referred to as the “Southeast Block.” The Southeast Block includes the Kariman field and the Yessen and Borly structures and is governed by the terms of the Company’s original contract. On June 24, 2008, the MEMR agreed to extend the exploration stage of the Company’s contract from July 2009 to January 2013 in order to permit the Company to conduct additional exploration drilling and testing activities within the ADE Block and the Southeast Block.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

On October 15, 2008, the MEMR approved Addendum # 6 to Contract No. 482 with Emir Oil LLP, dated June 09, 2000 extending Emir Oil LLP’s exploration territory from 460 square kilometers to a total of 850 square kilometers (approximately 210,114 acres). The additional territory is located to the north and west of the Company’s current exploration territory, extending the exploration territory toward the Caspian Sea and is referred to herein as the “Northwest Block.”

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

Major Customers

During the three months ended June 30, 2009 and 2008, sales to one customer represented 100% and 93% of total sales, respectively. At June 30, 2009 and 2008, this customer made up 100% of accounts receivable. While the loss of this foregoing customer could have a material adverse effect on the Company in the short-term, the loss of this customer should not materially adversely affect the Company in the long-term because of the available market for the Company’s crude oil and natural gas production from other purchasers.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

Share-based compensation incurred for the three months ended June 30, 2009 and 2008 was $2,401,576 and $567,889, respectively.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

Income taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes. Deferred taxes are provided on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, and tax carryforwards. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

JUNE 30, 2009

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

The Company periodically assesses its inventories for obsolete or slow moving stock and records an appropriate provision, if there is any. The Company has assessed inventory at June 30, 2009 and no provision for obsolete inventory has been provided.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

New accounting policies

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We adopted SFAS No. 157 effective April 1, 2008 and the adoption did not have a significant effect on our consolidated results of operations, financial position or cash flows. In February 2008, the FASB issued FSP SFAS No. 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This deferral of SFAS No. 157 primarily applies to our asset retirement obligation (ARO), which uses fair value measures at the date incurred to determine our liability. We are currently evaluating the impact of the pending adoption in 2009 of SFAS No. 157 non-recurring fair value measures.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

the rules with the FASB staff to align FASB accounting standards with the new SEC rules. These discussions may delay the required compliance date. Absent any change in the effective date, the Company will begin complying with the disclosure requirements in our annual report on Form 10-K for the fiscal year ending March 31, 2010.

NOTE 3 - CASH AND CASH EQUIVALENTS

As of June 30, 2009 and March 31, 2009 cash and cash equivalents included:

	June 30, 2009	March 31, 2009

US Dollars	$ 6,316,928	$ 6,030,173
Foreign currency	112,667	725,372
	$ 6,429,595	$ 6,755,545

As of June 30, 2009 and March 31, 2009 cash and cash equivalents included $1,721,669 and $2,371,558 placed in money market funds having 30 day simple yields of 0.01% and 0.13%, respectively.

NOTE 4 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of June 30, 2009 and March 31, 2009, were as follows:

	June 30, 2009	March 31, 2009

Advances for services	$ 416,250	$ 2,740,915
Other	581,642	313,163

Reserves against uncollectible advances and prepayments	-	-
	$ 997,892	$ 3,054,078

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE 5 - OIL AND GAS PROPERTIES

Oil and gas properties using the full cost method as of June 30, 2009 and March 31, 2009, were as follows:

	June 30, 2009	March 31, 2009

Cost of drilling wells	$ 96,224,480	$ 96,203,705
Professional services received in exploration and development activities	59,795,958	55,424,910
Material and fuel used in exploration and development activities	51,513,049	51,273,747
Subsoil use rights	20,788,119	20,788,119
Deferred tax	7,219,219	7,219,219
Geological and geophysical	7,877,780	7,870,516
Capitalized interest, accreted discount and amortised bond issue costs on convertible notes issued	6,633,181	6,633,181
Infrastructure development costs	1,349,835	1,245,298
Other capitalized costs	16,173,930	15,296,176
Accumulated depletion	(25,469,762)	(23,226,458)
	$ 242,105,789	$ 238,728,413

The purchase of Emir Oil LLP was accounted for as a non-taxable business combination. Since goodwill was not recognized in this stock-based subsidiary acquisition involving oil and gas properties, a recognition of a deferred tax liability related to the acquisition increases the financial reporting basis of the oil and gas properties.

NOTE 6 – GAS UTILIZATION FACILITY

The Company has entered into an Agreement on Joint Business (the “Agreement”) with Ecotechnic Chemicals AG incorporated in Switzerland, for construction of a facility to utilize the associated gas from the Company’s fields (the “Facility”).

The Facility was completed on January 1, 2009. All costs associated with the completion of the Facility, which includes amounts previously classified as construction in progress, have been reported as Gas Utilization Facility on the balance sheet.

During the three months ended June 30, 2009, the Company made payment to Ecotechnic Chemicals AG in the amount of $75,000 and contributed property totalling $24,107 to the completion of the Facility.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

No depreciation expense was recognized for Gas Utilization Facility during the quarter ended June 30, 2009 because during this quarter it operated in the test mode.

NOTE 7 – INVENTORIES FOR OIL AND GAS PROJECTS

As of June 30, 2009 and March 31, 2009 inventories included:

	June 30, 2009	March 31, 2009

Construction material	$ 12,744,729	$ 12,962,397
Spare parts	91,743	84,524
Crude oil produced	4,952	5,029
Other	920,337	950,196
	$ 13,761,761	$ 14,002,146

NOTE 8 - LONG TERM VAT RECOVERABLE

As of June 30, 2009 and March 31, 2009 the Company had long term VAT recoverable in the amount of $3,209,769 and $2,423,940, respectively. The VAT recoverable is a Tenge denominated asset due from the Republic of Kazakhstan. The VAT recoverable consists of VAT paid on local expenditures and imported goods. VAT charged to the Company is recoverable in future periods as either cash refunds or offsets against the Company’s fiscal obligations, including future income tax liabilities. Management cannot estimate which part of this asset will be realized in the current year because in order to return funds or offset this tax with other taxes a tax examination must be performed by local Kazakhstan tax authorities.

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

JUNE 30, 2009

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

JUNE 30, 2009

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

As of June 30, 2009 and March 31, 2009 the convertible notes payable amount is presented as follows:

	June 30, 2009	March 31, 2009

Convertible notes redemption value	$ 64,323,785	$ 64,323,785
Unamortized discount	(2,783,679)	(2,992,264)
	$ 61,540,106	$ 61,331,521

As of June 30, 2009 and March 31, 2009 the Company has accrued interest of $1,391,667 and $641,667, respectively, relating to the convertible notes outstanding. The Company has also amortized the discount on the convertible notes (difference between the redemption amount and the carrying amount as of the date of issue) in the amount of $1,540,106 and $1,331,521 as of June 30, 2009 and March 31, 2009, respectively. The carrying value of convertible notes will be accreted to the redemption value of $64,323,785.

NOTE 10 - LIQUIDATION FUND

A reconciliation on the Liquidation Fund (Asset Retirement Obligation) at June 30, 2009 and March 31, 2009 is as follows:

Total

At March 31, 2009	$ 4,263,994
Accrual of liability	-
Accretion expenses	107,847

At June 30, 2009	$ 4,371,841

Management believes that the liquidation fund should be accrued for future abandonment costs of 24 wells located in the Dolinnoe, Aksaz, Emir and Kariman oil fields. Management believes that these obligations are likely to be settled at the end of the production phase at these oil fields.

At June 30, 2009, undiscounted expected future cash flows that will be required to satisfy the Company’s obligation by 2013 for the Dolinnoe, Aksaz, Emir and Kariman fields, respectively, are $6,204,545. After application of a 10% discount rate, the present value of the Company’s liability at June 30, 2009 and March 31, 2009 was $4,371,841 and $4,263,994, respectively.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

Common Stock Grants

On March 30, 2007, the Company granted common stock to officers, employees and outside consultants of the Company under the Plan. The total number of restricted common shares granted was 950,000. The restricted stock grants were valued at $5.38 per share. The restricted stock grants were awarded on the same terms and subject to the same vesting requirements. Previous vesting conditions stated that the restricted stock grants will vest to the grantees at such time as either of the following events occurs (the "Vesting Events"): i) the Company enters commercial production and is granted a commercial production license from the Republic of Kazakhstan; or ii) the occurrence of an Extraordinary Event. An “Extraordinary Event” is defined in the restricted stock agreement as any consolidation or merger of the Company or any of its subsidiaries with another person, or any acquisition of the Company or any of its subsidiaries by any person or group of persons, acting in concert, equal to thirty percent (30%) or more of the outstanding stock of the Company or any of its subsidiaries, or the sale of all or substantially all of the assets of the Company or any of its subsidiaries. In the event of an Extraordinary Event, the grants shall be deemed full vested one day prior to the effective date of the Extraordinary Event. The Board of Directors shall determine conclusively whether or not an Extraordinary Event has occurred and the grantees have agreed to be bound by the determination of the Board of Directors. The grantees have the right to vote the shares, receive dividends and enjoy all other rights of ownership over the entire grant amount from the grant date, except for the right to transfer, assign, pledge, encumber, dispose of or otherwise directly or indirectly profit or share in any profit derived from a transaction in the shares prior to the occurrence of a Vesting Event. Shares will only vest to the grantee if the grantee is employed by the Company at the time a Vesting Event occurs. If a Vesting Event has not occurred at the time a grantee's employment with the Company ceases, for any reason, the entire grant amount shall be forfeited back to the Company. At the time the grants were made, it was anticipated that the grants would vest no later than July 9, 2009, the date the exploration stage of the Company’s exploration contract was scheduled to terminate. At the recommendation of the Compensation Committee, on September 11, 2008, the board of directors of the Company approved a change to the vesting conditions of the stock grants. The grants vested as of July 9, 2009.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Non-cash compensation expense in the amount of $567,889 was recognized in the Consolidated Statement of Operations and Consolidated Balance Sheet for the three months ended June 30, 2009.

As of June 30, 2009, there was no unrecognized non-cash compensation expense related to non-vested share-based compensation arrangements granted under the Plan.

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

JUNE 30, 2009

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

Non-cash compensation expense in the amount of $1,833,687 was recognized in the Consolidated Statement of Operations and Consolidated Balance Sheet for the three months ended June 30, 2009.

As of June 30, 2009, there was $342,557 of total unrecognized non-cash compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately one month.

Stock Options

On June 20, 2006 the Company granted stock options to directors of the Company under the Plan. The total number of options was 200,000. The options are exercisable at a price of $7.00 per share. All of the options vested immediately upon grant. Compensation expense for options granted is determined based on their fair value at the time of grant, the cost of which in the amount of $545,346 was recognized in the Consolidated Statements of Operations and Consolidated Balance Sheet for the year ended March 31, 2007. These granted stock options expired unexercised on June 20, 2009.

Stock options outstanding and exercisable as of June 30, 2009, were as follows:

	Number of Shares	Weighted Average Exercise Price

As of March 31, 2009	1,170,583	$ 5.33

Granted	-	-
Exercised	-	-
Expired	(200,000)	$ 7.00
As of June 30, 2009	970,583	$ 4.98

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Additional information regarding outstanding options as of June 30, 2009, was as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Options	Weighted Average Exercise Price

$ 4.00 – $ 7.40	970,583	$ 4.98	5.00	970,583	$ 4.98

NOTE 12 – REVENUES

The Company exports oil for sale to the world markets via the Aktau sea port. Sales prices at the port locations are based on the average quoted Brent crude oil price from Platt’s Crude Oil Marketwire for the three days following the bill of lading date less discount for transportation expenses, freight charges and other expenses borne by the customer.

Three months ended
	June 30, 2009	June 30, 2008

Export sales	$ 11,766,806	$ 34,321,767
Domestic sales	-	505,457
	$ 11,766,806	$ 34,827,224

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

On January 1, 2009, the Company became subject to the new tax code. As a result, the export duty for the three month ended June 30, 2009 was $0.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE 14 – DISGORGEMENT FUNDS RECEIVED

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

NOTE 15 – INCOME TAXES

The Company’s consolidated pre-tax income is comprised primarily from operations in the Republic of Kazakhstan. Pre-tax losses from United States operations are also included in consolidated pre-tax income.

According to the Exploration Contract in the Republic of Kazakhstan, for income tax purposes the Company can capitalize the exploration and development costs and deduct all revenues received during the exploration stage to calculate taxable income. As long as the Company’s capital expenditures exceed generated revenues, the Company will not be subject to Kazakhstan income tax.

As discussed in Note 2, Licenses and contracts, the Company was granted an Exploration contract extension. According to the terms of the Exploration contract, the Company will continue to operate in the exploration phase until January 2013.

Undistributed earnings of the Company’s foreign subsidiaries since acquisition are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the Republic of Kazakhstan. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Effective January 1, 2009, the Republic of Kazakhstan adopted a new tax code, which decreased the corporate income rate for legal entities to 20%.

No provision for income taxes has been recorded by the Company for the three months ended June 30, 2009.

NOTE 16 - EARNINGS PER SHARE INFORMATION

The calculation of the basic and diluted earnings per share is based on the following data:

	Three months ended
	June 30, 2009	June 30, 2008

Net income	$ 30,782	$ 13,321,323

Basic weighted-average common shares outstanding	45,229,699	43,949,519

Effect of dilutive securities
Warrants	-	20,988
Stock options	-	211,570
Unvested share grants	2,280,000	950,000

Dilutive weighted average common shares outstanding	47,509,699	45,132,077

Basic income per common share	$ 0.00	$ 0.30

Diluted income per common share	$ 0.00	$ 0.30

The diluted weighted average common shares outstanding for the three months ended June 30, 2009 and 2008, respectively, does not include the effect of the potential conversion of the Notes because the average market share price for the three months ended June 30, 2009 and 2008, respectively, was lower than potential conversion price of the convertible notes for this period.

The diluted weighted average common shares outstanding for the three months ended June 30, 2009 does not include the effect of potential conversion of certain warrants and stock options as their effects are anti-dilutive.

The diluted weighted average common shares outstanding for the three months ended June 30, 2009 does not include the effect of the potential conversion of the Notes because conversion of the Notes is not contingent upon any market event. Rather, the Notes are convertible to common stock upon the first to occur of (a) the tenth New York business day following the Shelf Registration Statement Effective Date and (b) 13 July 2008.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE 17 - RELATED PARTY TRANSACTIONS

The Company leases ground fuel tanks and other oil fuel storage facilities and warehouses from Term Oil LLC. The lease expenses for the three months ended June 30, 2009 and 2008, totaled to $23,935 and $60,882, respectively. Also the Company had advances paid to Term Oil LLC in the amount of $143,509 and $15,006 as of June 30, 2009 and March 31, 2009, respectively. A Company shareholder is an owner of Term Oil LLC.

On June 26, 2009 the Company entered into a Debt Purchase Agreement (the “Agreement”) with Simage Limited, a British Virgin Islands international business corporation (“Simage”). Simage is a company owned by Toleush Tolmakov, a BMB shareholder and the General Director of Emir Oil, LLP, a wholly-owned subsidiary of the Company (“Emir”).

Prior to the date of the Agreement, Simage had acquired by assignment, certain accounts receivable owed by Emir to third-party creditors of Emir in the amount of $5,973,190 (the “Obligations”). Pursuant to the terms of the Agreement, Simage assigned to the Company all rights, title and interests in and to the Obligations in exchange for the issuance of 2,986,595 shares of common stock of the Company. The market value of the shares of common stock issued to Simage, at the agreement date, was $3,076,193. The market value was based on $1.03 per share, which was the closing market price of the Company’s shares on June 26, 2009.

As a result of this Agreement, the Company has effectively been released of accounts payable obligations amounting to $5,973,190. The Company has treated this Agreement as a related party transaction, due to the fact that Simage is owned by a Company shareholder. Therefore, the difference between the settled amount of accounts payable and the value of the common stock issued, which amounts to $2,896,997, has been treated as a capital contribution by the shareholder and recognized as an addition to additional-paid-in-capital rather than a gain on settlement of debt.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

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

JUNE 30, 2009

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

Capital Commitments

Prior to the extension of the exploration period granted to Emir Oil LLP in June 2008, the terms of its subsurface exploration contract required Emir Oil to spend a total of $48.8 million in exploration activities on the ADE Block and Southeast Block through July 2009. Through June 30, 2009 the Company had spent a total of $264.7 million in exploration activity.

In connection with the extensions granted in June and October 2008, the Company’s capital expenditure requirements have been revised. To retain its rights under the contract, the Company must spend $8.7 million by January 9, 2010. The Company must spend an additional $21.5 million between January 10, 2010 and January 9, 2011, $27.3 million between January 10, 2011 and January 9, 2012 and $14.9 million between January 10, 2012 and January 9, 2013.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

During the 2009 fiscal year, the Company changed its legal counsel to represent all defendants in the lawsuit from Bracewell & Giuliani LLP in New York, New York to Manning, Curtis, Bradshaw & Bednar LLC in Salt Lake City, Utah.

On December 12, 2008, plaintiffs sought leave to file a Third Amended Complaint to add claims for (a) breach of fiduciary duty against defendants Cherdabayev, Kunayev, Baiseitov, Agaian, Benarroch and Credifinance based on these defendants’ alleged role as promoters of Sokol, (b) fraud against all defendants; and (c) promissory estoppel against defendants Cherdabayev, Kunayev and Baiseitov. Defendants opposed the Motion for Leave to Amend. That motion has been fully briefed but it has not yet been decided by the court. Fact discovery on the existing claims has been completed and the parties are now conducting expert discovery and reports. Plaintiffs have submitted an expert report on damages that claims damages of between $6.7 million and $10.9 million, plus interest. The Company disputes the Plaintiffs’ damage claim, in addition to disputing liability. During and subsequent to quarter end, the damages experts for the defendants and the plaintiffs were deposed and expert discovery on the existing claims in now complete.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

At the present time, no trial date has been established. The Court has vacated all further deadlines in this case pending a decision on the plaintiffs’ Motion for Leave to Amend its Complaint by the Magistrate Judge. The Company does not anticipate any further activity in the case until the Magistrate Judge determines whether to allow Plaintiffs to amend the Complaint.

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

NOTE 19 - FINANCIAL INSTRUMENTS

As of June 30, 2009 and March 31, 2009 cash and cash equivalents included deposits in Kazakhstan banks in the amount $3,018,736 and $2,606,004, respectively, and deposits in U.S. banks in the amount of $3,410,859 and $4,149,541, respectively. Kazakhstan banks are not covered by FDIC insurance, nor does the Republic of Kazakhstan have an insurance program similar to FDIC. Therefore, the full amount of our deposits in Kazakhstan banks was uninsured as of June 30, 2009 and March 31, 2009. The Company’s

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

deposits in U.S. banks are also in non-FDIC insured accounts which means they too are not insured to the $250,000 FDIC insurance limit. To mitigate this risk, the Company has placed all of its U.S. deposits in a money market account that invests in U.S. government backed securities. As of June 30, 2009 and March 31, 2009 the Company made advance payments to Kazakhstan companies and government bodies in the amount $4,673,717 and $5,432,972, respectively. As of June 30, 2009 and March 31, 2009 restricted cash reflected in the long-term assets consisted of $592,089 and $588,217, respectively, deposited in a Kazakhstan bank and restricted to meet possible environmental obligations according to the regulations of Kazakhstan. Furthermore, the primary asset of the Company is Emir Oil LLP; an entity formed under the laws of the Republic of Kazakhstan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Consolidated Financial Statements and the accompanying notes included in this Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with the Form 10-K of the Company for the year ended March 31, 2009.

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

Overview

BMB Munai, Inc. is organized under the laws of the State of Nevada. Our business activities focus on oil and natural gas exploration and production in the Republic of Kazakhstan (sometimes also referred to herein as the “ROK” or “Kazakhstan”). We hold an exploration contract that allows us to conduct exploratory drilling and oil production in the Mangistau Province in the southwestern region of Kazakhstan. Since the date of execution of the original exploration contract, we have successfully negotiated several amendments to the contract that have extended the term of our exploration contract to January 2013 and extended the territory of the contract area to approximately 850 square kilometers, which is comprised of the “ADE Block”, the “Southeast Block” and the “Northwest Block”.

Exploration Stage Activities

Under the statutory scheme in Kazakhstan, prospective oil fields are developed in two stages. The first stage is exploration stage. During this stage the primary focus is on the search for commercial discoveries, i.e., discoveries of sufficient quantities of oil and gas to make it commercially feasible to pursue execution of, or transition to, the second stage, which is a commercial production contract with the government.

Minimum Work Program Requirements

In order to be assured that adequate exploration activities are undertaken during exploration stage, the Ministry of Energy and Mineral Resources of the ROK (“MEMR”) establishes an annual mandatory minimum work program to be accomplished in each year of the exploration contract. Under the minimum work program the contractor is required to invest a minimum dollar amount in exploration activities within the contract territory, which may include geophysical studies, construction of field infrastructure or drilling activities. During the exploration stage, the contractor is also required to drill sufficient wells in each field to establish the existence of commercially producible reserves in any field for which it seeks a commercial production license. Failure to complete the minimum annual work program requirements could preclude the contractor from receiving a longer-term production contract, could result in penalties and fines or even in the loss of the contractor’s license.

The contract we hold follows the above format. Historically, our annual work program year ran from July 10 of each year to July 9 of the next year. In connection with a recent amendment to our contract, our work program year end was changed to January 9 of each year beginning in 2010. From the beginning of the exploration stage of our contract through July 9, 2009, our minimum mandatory expenditure requirement totaled $50,525,000. During that time period, we expended $264,690,000 in exploration activities, including the drilling of 24 wells. Our minimum work program requirement for the current period, which runs from July 10, 2009 to January 9, 2010 is $8,565,000. Thereafter, our minimum annual expenditure requirements are: $21,520,000 from January 2010 to January 2011; $27,300,000 from January 2011 to January 2012; and $14,880,000 from January 2012 to January 2013.

Since 2004 we have been actively drilling wells in each field on the ADE Block and since 2005 we have been drilling in the Southwest Block in the Kariman field. Our drilling activities have consisted in drilling an array of exploratory wells to delineate reservoir structures and developmental wells intended to provide income to the Company. During fiscal 2009 we completed a very active three-year drilling program. During this time we drilled 17 wells to an average depth of 3,800 meters. Beginning in September of 2008 we began to phase out our new well drilling activities and we have released four large drilling rigs since that date as current drilling projects were completed.

Our strategy for the current fiscal year is to establish a sound financial basis to support our development of a long-term and profitable oil and gas exploration and production business. We intend to do this by focusing our attention during the fiscal year on the following objectives:

•	Reduce current accounts payable;
•	Conduct field operations focused on maximizing production and field delineation; and
•	Commence investigation of the Northwest Block.

Drilling Operations, Well Performance and Production

As noted above, we have shifted our operational focus from growth through drilling to working closely with our existing wellstock to enhance production from existing wells. In particular, we have successfully tested and are actively implementing a strategy of installing centrifugal submersible pumps at the Kariman field. This strategy has resulted in stabilization of production rates from certain Kariman wells. We are in the process of researching various available options for increasing production from our other fields.

During the fiscal quarter ended June 30, 2009, our average daily crude oil production was 2,469 barrels per day. We expect our production to remain stable should our strategy of working with the centrifugal submersible pumps prove to be a long-lasting success. However, we do recognize that in order to significantly increase our production we will need to engage in additional exploration activities. Further exploration, including 3D seismic, re-opening of existing wells and drilling of new wells, will heavily depend on our ability to obtain additional funding. Given the unfavorable global economic outlook, the current status of the financial sector and our own current financial situation, it may be very difficult for us to obtain additional funding.

Results of Operations

Three months ended June 30, 2009, compared to the three months ended June 30, 2008.

Revenue and Production

The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the three months ended June 30, 2009 and the three months ended June 30, 2008.

			Three months ended June 30, 2009 to the three months ended June 30, 2008
	For the three	For the three	$	%
	months ended	months ended	Increase	Increase
	June 30, 2009	June 30, 2008	(Decrease)	(Decrease)

Production volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	224,687	328,369	(103,682)	(32%)
Barrels of Oil equivalent (BOE)	224,687	328,369	(103,682)	(32%)

Sales volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	222,550	327,757	(105,207)	(32%)
Barrels of Oil equivalent (BOE)	222,550	327,757	(105,207)	(32%)

Average Sales Price (1)
Natural gas ($ per Mcf)	-	-	-	-
Natural gas liquids ($ per Bbl)	-	-	-	-
Oil and condensate ($ per Bbl)	$ 52.87	$ 106.26	$ (53.39)	(50%)
Barrels of Oil equivalent ($ per BOE)	$ 52.87	$ 106.26	$ (53.39)	(50%)

Operating Revenue:
Natural gas	-	-	-	-
Natural gas liquids	-	-	-	-
Oil and condensate	$ 11,766,806	$ 34,827,224	$ (23,060,418)	(66%)
Gain on hedging and derivatives (2)	-	-	-	-

(1)	At times, we may produce more barrels than we sell in a given period. The average sales price is calculated based on the average sales price per barrel sold, not per barrel produced.
(2)	We did not engage in hedging transactions, including derivatives during the three months ended June 30, 2009, or the three months ended June 30, 2008.

Revenues. We generate revenue under our exploration contract from the sale of oil recovered during test production. As a result of decreases in reservoir pressure in some of our existing wells, during the three months ended June 30, 2009 our oil production decreased 32% compared to the three months ended June 30, 2008.

During the three months ended June 30, 2009 we realized revenue from oil sales of $11,766,806 compared to $34,827,224 during the three months ended June 30, 2008. The significant contributing factors to the 66% decrease in revenue were a 50% decrease in the price per barrel we received for oil sales and a 32% decrease in sales volume as a result of decreased production. During the three months ended June 30, 2009 and 2008 we exported 100% and 93% of our oil, respectively, to the world markets and realized the world market price for those sales. Revenue from oil sold to the world markets made up 100% and 99% of total revenue, respectively, during the three months ended June 30, 2009 and 2008. We anticipate production to remain fairly constant and currently anticipate revenues will be flat in upcoming quarters.

As discussed above, our revenue is sensitive to changes in prices received for our oil. Political instability, the economy, changes in legislation and taxation, reductions in the amount of oil we are allowed to export to the world markets, weather and other factors outside our control may also have an impact on both supply and demand and on revenue.

Costs and Operating Expenses

The following table presents details of our costs and expenses for the three months ended June 30, 2009 and 2008:

	For the three months ended June 30, 2009	For the three months ended June 30, 2008
Expenses:
Export duty	$ -	$ 1,352,917
Oil and gas operating(1)	3,092,437	2,340,843
General and administrative	4,851,766	4,337,641
Depletion(2)	2,243,304	3,333,289
Interest expense	1,148,047	-
Accretion expenses	107,847	95,958
Amortization and depreciation	130,973	63,659
Consulting expenses	-	11,727,500
Total	$ 11,574,374	$ 23,251,807
Expenses ($ per BOE):
Oil and gas operating(1)	13.90	7.14
Depletion (2)	10.08	10.17

(1)	Includes transportation cost, production cost and ad valorem taxes.
(2)	Represents depletion of oil and gas properties only.

Export Duty. On April 18, 2008 the government of the Republic of Kazakhstan introduced an export duty on several products (including crude oil). We became subject to the duty in June 2008. The formula for determining the amount of the crude oil export duty was based on a sliding scale that was tied to the world market price for oil. The amount of the export duty changed with fluctuations in world oil prices. In December 2008 the government of the Republic of Kazakhstan repealed the export duty effective January 26, 2009. We are now subject to the new tax code that went into effect on January 1, 2009, as discussed in more detail below. As a result of the export duty being repealed, we paid no export duty during the period ended June 30, 2009 compared to $1,352,917. Export duty was not recorded as part of oil and gas operating expense and was not included in oil and gas operating expense per BOE calculation.

Oil and Gas Operating Expenses. During the three months ended June 30, 2009 we incurred $3,092,437 in oil and gas operating expenses compared to $2,340,843 during the three months ended June 30, 2008. This significant increase is primarily the result of the new rent export tax we became subject to with the effectiveness of the new tax code in January 2009. These increases were partially offset by decreases in payroll and related payments and transportation expenses.

The mineral extraction tax replaced the royalty we were paying under the prior version of the tax code. The rate of this tax depends upon annual production output. The new code currently provides for a 5% mineral extraction tax rate (6% in 2010 and 7% starting from 2011) on production sold to the export market, and a 2.5% tax rate (3% in 2010 and 3.5% starting from 2011) on production sold to the domestic market. During the three months ended June 30, 2009 mineral extraction tax paid to the government amounted to $627,043. During the quarter ended June 30, 2008, royalty payments were $901,561.

Rent export tax is calculated based on the export sales price and ranges from as low as 0% if the export sales price is less than $40 per barrel to as high as 32% if the price per barrel exceeds $190. During the three months ended June 30, 2009 rent export tax paid to the government amounted to $1,533,437. We were not subject to the rent export tax during the three months ended June 30, 2008.

We calculate oil and gas operating expense per BOE based on the volume of oil actually sold rather than production volume because not all volume produced during the period is sold during the period. The related production costs are expensed only for the units sold, not produced.

During the three months ended June 30, 2009 payroll and related payments to production personnel decreased $37,780 or 19% compared to the three months ended June 30, 2008. This decrease is due to decreases in production personnel as we have decreased our exploration activities.

Transportation expenses decreased $469,545 or 38% as a result of the decreased volume of oil we produced and transported. We anticipate transportation expenses will continue to fluctuate in proportion to production volume.

As a result of our decreased production, while oil and gas operating expenses increased 32% on a cumulative basis during the three months ended June 30, 2009, expense per BOE during the same period increased 95%. Expense per BOE is a function of total expense divided by the number of barrels of oil we sell. During the three months ended June 30, 2008 we sold 327,757 barrels of oil, during the three months ended June 30, 2009 we sold 222,550 barrels of oil. The 32% decrease in production coupled with the 32% increase in oil and gas operating expenses resulted in a $6.76, or $95%, increase in oil and gas operating expense per BOE.

General and Administrative Expenses. General and administrative expenses during the three months ended June 30, 2009 were $4,851,766 compared to $4,337,641 during the three months ended June 30, 2008. This represents a 12% increase. This increase in general and administrative expenses was the result of a 323% increase in non-cash compensation expense which was partially offset by decrease in:

•	a 97% decrease in taxes resulting from environmental payments due to utilization of gas on Gas Utilization Facility;
•	a 68% decrease in business trips and accommodation expenses;
•	a 67% decrease in other taxes; and
•	a 50% decrease in professional services resulting from decrease in legal fees incurred in our ongoing litigation.

During the three months ended June 30, 2009 we recognized non-cash compensation expense of $2,401,576 resulting from restricted stock grants previously made to employees. By comparison, during the three months ended June 30, 2008 we recognized non-cash compensation expense in the amount of $567,889 for restricted stock grants previously made to employees and outside consultants.

Depletion. Depletion expense for the three months ended June 30, 2009 decreased by $1,089,985 compared to the three months ended June 30, 2008. The major reason for this decrease in depletion expense was a 32% decrease in sales volume during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Amortization and Depreciation. Amortization and depreciation expense for the three months ended June 30, 2009 increased by a 106% compared to the three months ended June 30, 2008. The increase resulted from purchases of fixed assets during the quarter ended June 30, 2009.

Income from Operations. During the three months ended June 30, 2009 we realized income from operations of $192,432 compared to income from operations of $11,575,417 during the three months ended June 30, 2008. This decrease in income from operations during the three months ended June 30, 2009 is the result of the 66% decrease in revenue, which decrease was partially offset by a 50% decrease in total costs and operating expenses.

Other Income. During the three months ended June 30, 2009 we realized total other expense of $161,650 compared to total other income of $1,745,906 during the three months ended June 30, 2008. The change from other income to other expense between the respective quarters is largely attributable to $1,650,293 we received from a Company shareholder during the quarter ended June 30, 2008, as disgorgement of profits earned in violation of the short-swing profit rules of Section 16b of the Securities Exchange Act of 1934 compared with a foreign exchange loss during the three months ended June 30, 2009 compared to a gain during the three months ended June 30, 2008.

Net Income. For the foregoing reasons, during the three months ended June 30, 2009 we realized net income of $30,782 or $0.00 per share compared to a net income of $13,321,323 or $0.30 per share for the three months ended June 30, 2008.

Liquidity and Capital Resources

For the period from inception on May 6, 2003 through June 30, 2009, we have incurred capital expenditures of $242,105,789 for exploration, development and acquisition activities. Funding for our activities has historically been provided by funds raised through the sale of our common stock and debt securities and revenue from oil sales. From inception to June 30, 2009 we raised approximately $94.6 million through the sale of our common stock. Additionally, during the quarter ended September 30, 2007 we completed the placement of $60 million in principal amount of 5.0% Convertible Senior Notes due in 2012. The net proceeds from the Note issuance of approximately $56.2 million were used to pursue our drilling program. For additional detail regarding the Notes, including adjustments to the initial conversion price and the registration right of the Noteholders, see Note 9 to the Notes to the Consolidated Financial Statements, June 30, 2009.

Problems in the credit markets, the significant declines in worldwide oil prices and volatility and downward trends in the stock markets have caused many junior exploration and production companies, including us, to seek additional capital in order to stay in business. Some companies have been acquired by larger companies and others have failed.

At June 30, 2009, our current liabilities exceeded current assets by $6,621,107. This continues to create liquidity problems for the Company in the near term. This gap in current liabilities over current assets arose from the steep decline in world oil prices, a drop in our current oil production and the export duty imposed by the government at a time when we were under contractual obligation to drill wells at four locations in the contract territory. In an effort to correct this situation we have ceased drilling new wells and we are working with creditors to establish payment schedules or other arrangements to reduce our current liabilities and continue operations. We have no assurance that we will be successful in negotiating favorable terms with our creditors.

Cash Flows

During the three months ended June 30, 2009 cash was primarily used to fund exploration expenditures. See below for additional discussion and analysis of cash flow.

	Three months ended June 30, 2009	Three months ended June 30, 2008

Net cash provided by operating activities	$ 5,608,169	$ 33,328,226
Net cash used in investing activities	$ (5,934,119)	$(27,102,805)
Net cash provided by financing activities	$ -	$ -

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (325,950)	$6,225,421

Our principal source of liquidity during the three months ended June 30, 2009 was cash and cash equivalents. At March 31, 2009 cash and cash equivalents totaled approximately $6.8 million. At June 30, 2009 cash and cash equivalents had decreased to approximately $6.4 million. During the three months ended June 30, 2009 we spent approximately $5.8 million to fund our drilling and development activities.

Certain operating cash flows are denominated in local currency and are translated into U.S. dollars at the exchange rate in effect at the time of the transaction. Because of the potential for civil unrest, war and asset expropriation, some or all of these matters, which impact operating cash flow, may affect our ability to meet our short-term cash needs.

Contractual Obligations and Contingencies

The following table lists our significant commitments at June 30, 2009, excluding current liabilities as listed on our consolidated balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital Expenditure Commitment(1)	$ 72,265,000	$ 19,325,000	$ 45,500,000	$ 7,440,000	$ -
Due to the Government of the Republic of Kazakhstan(2)	11,719,880	50,000	300,000	11,369,880	-
Liquidation Fund	4,371,841	-	-	4,371,841	-
Convertible Notes with Interest(3)	74,823,785	3,000,000	6,000,000	65,823,785	-
Total	$ 163,180,506	$ 22,375,000	$ 51,800,000	$ 89,005,506	$ -

(1)

Under the terms of our subsurface exploration contract we are required to spend a total of $72.7 million in exploration activities on our properties, including a minimum of $8.6 million by January 2010, $21.5 million by January 2011, $27.3 million by January 2012 and $14.9 million by January 2013. As of June 30, 2009, we have spent a total of $264.7 million in exploration activities.

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
(3)

On July 16, 2007 the Company completed the private placement of $60 million in principal amount of 5.0% convertible senior notes due 2012 (“Notes”). The Notes carry a 5% coupon and have a yield to maturity of 6.25%. Interest will be paid at a rate of 5.0% per annum on the principal amount, payable semiannually. The Notes are callable and subject to early redemption in July 2010. Unless previously redeemed, converted or purchased and cancelled, the Notes will be redeemed by the Company at a price equal to 107.2% of the principal amount thereof on July 13, 2012. The Notes constitute direct, unsubordinated and unsecured, interest bearing obligations of the Company. For additional details regarding the terms of the Notes, see Note 9 – Convertible Notes Payable to the notes to our Consolidated Financial Statements.

Off-Balance Sheet Financing Arrangements

As of June 30, 2009, we had no off-balance sheet financing arrangements.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Our primary market risks are fluctuations in commodity prices and foreign currency exchange rates. We do not currently use derivative commodity instruments or similar financial instruments to attempt to hedge commodity price risks associated with future crude oil production.

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for crude oil. Prices also affect the amount of cash flow available for capital expenditures and our ability to either borrow or raise additional capital. Price affects our ability to produce crude oil economically and to transport and market our production either through export to international markets or within Kazakhstan. Our first fiscal quarter 2010 crude oil sales in the international export market were based on prevailing market prices at the time of sale less applicable discounts due to transportation.

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

During the fiscal quarter ended June 30, 2009, we sold 222,550 barrels of oil and condensate. We realized an average sales price per barrel of $52.873. For purposes of illustration, assuming the same sales volume but decreasing the average sales price we receive from oil sales by $5.00 and $10.00 respectively would change total revenue from oil sales as follows:

	Average Price Per Barrel	Barrels of Oil Sold	Approximate Revenue from Oil Sold (in thousands)	Reduction in Revenue (in thousands)
Actual sales for the three months ended June 30, 2009	$52.873	222,550	$11,767	$ -
Assuming a $5.00 per barrel reduction in average price per barrel	$47.873	222,550	$10,654	$1,113
Assuming a $10.00 per barrel reduction in average price per barrel	$42.873	222,550	$9,541	$2,225

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

Our foreign-denominated monetary assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rate at June 30, 2009 would have affected our net income by less than $1 million.

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

As of the end of the period covered by this report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 18“Commitments and Contingencies” to the Notes to the Consolidated Financial Statements under Part I – Item 1of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2009 Annual Report on Form 10-K, including under the heading “Item 1A. Risk Factors” of Part I, which risks could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

Exhibit 10.27	Debt Purchase Agreement, dated June 26, 2009 between BMB Munai, Inc. and Simage Limited(1)

Exhibit 12.1	Computation of Earnings to Fixed Charges*

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to
Section 302 of the Sarbanes Oxley Act of 2002*

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002*

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002*

* Filed or furnished herewith.

(1) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on June 29, 2009.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.

BMB MUNAI, INC.

Date:	August 10, 2009	/s/ Gamal Kulumbetov
Gamal Kulumbetov Chief Executive Officer

Date:	August 10, 2009	/s/ Evgeny Ler
Evgeny Ler Chief Financial Officer