Form 10-Q/A
period 2008-06-30
BMB MUNAI INC
filed 2009-10-23
CIK 924805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

Yes ☒	No [	]

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

FORM 10-Q/A

Explanatory Note to Amendment No. 1 to Quarterly Report on Form 10-Q

BMB Munai, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “First Amendment”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on August 11, 2008 (the “Original Quarterly Report”). During the fourth quarter of the fiscal year ended March 31, 2008, the Company discovered certain errors in its accounting for deferred income taxes during the fiscal years ended March 31, 2006, 2007 and during the interim periods of fiscal 2008. Believing these adjustments to be changes in accounting estimates rather than accounting errors, the Company reported the accounting adjustments in its annual report on Form 10-K for the year ended March 31, 2008, as fourth quarter adjustments. During that fourth quarter, the Company also implemented new policies to enhance its controls to require its reporting manager to become more familiar with Kazakhstan taxation issues and to require the reporting manager to specifically give consideration to taxation issues in connection with the preparation of the Company’s annual and interim financial statements.

Subsequent to filing the Form 10-K for the year ended March 31, 2008, the Company determined the adjustments reported for the accounting for deferred income taxes was a correction of an error rather than a change in estimate, as disclosed in the Current Report on Form 8-K filed on July 8, 2009 and subsequent amendments thereto.

The changes presented in this First Amendment, as detailed below, are made to present corrected prior period financial information and disclosure of accounting for deferred income taxes for the year ended March 31, 2008 and the interim period ended June 30, 2007. As noted above, the Company had enhanced its controls and procedures for the accounting for deferred income taxes as of March 31, 2008. Therefore, all adjustments presented in this amendment relate to periods prior to March 31, 2008. Periods subsequent to March 31, 2008 are not effected as controls and procedures for deferred income taxes were operating effectively.

Part I, Item 1 Unaudited Consolidated Financial Statements of the Original Annual Quarterly Report is hereby amended. Specifically, the Consolidated Statements of Operations (unaudited) is hereby amended to provide restated Income tax expense, Net income, Basic net income per common share and Diluted net income per common share figures for the three months ended June 30, 2007. The Consolidated Statements of Cash Flows (unaudited) is hereby amended to provide restated Net Income and to remove an Income tax provision of $1,527,431 for the three months ended June 30, 2007.

The Notes to the Unaudited Consolidated Financial Statements June 30, 2008 are also hereby amended. Note 2 has been revised to add a Restatement of Financial Statements section to Note 2 and to provide revisions to the Mayjor customers, Share-based compensation and Oil and gas properties sections of Note 2. Note 16 – Income Taxes has been amended to clarify income tax treatment in Kazakhstan of Company revenues and exploration and development costs under the terms of the Company’s Exploration Contract with the Republic of Kazakhstan. Note 17- Earnings per Share Information is hereby amended to provide correct Net income, Basic income per common share and Dilutive income per common share figures for the three months ended June 30, 2007 and to provide additional disclosure regarding the dilutive impact of our outstanding convertible notes to earnings per share.

Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations is hereby amended to: clarify the nature of environmental payments made by the Company; provide corrected Net income, Net income per share, Net cash provided by operating activities and Net cash used in investing activities figures for the three months ended June 30, 2007; and to provide additional disclosure regarding the Company's convertible notes.

Part I, Item 3 Qualitative and Quantitative Disclosures About Market Risk is also hereby amended to provide additional quantitative information regarding commodity price risk and foreign currency risk.

Part II, Item 6 Exhibits has been revised to incorporate by reference into this First Amendment, Exhibit 10.1, Exhibit 10.2, and Exhibit 12.1 from the Original Quarterly Report.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this First Amendment also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certification exhibits and signatures have been revised accordingly.

This First Amendment speaks only to the original filing date of the Original Quarterly Report. This First Amendment does not reflect events after the filing of the Original Quarterly Report or modify or update those disclosures affected by subsequent events. Therefore, you should read this First Amendment together with the other reports of the Company that update and supersede the information contained in this First Amendment.

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Consolidated Financial Statements

BMB MUNAI, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Notes	June 30, 2008 (unaudited)	March 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$ 23,464,258	$17,238,837
Trade accounts receivable		4,405,474	5,865,712
Prepaid expenses and other assets, net	4	5,981,792	3,415,261

Total current assets		33,851,524	26,519,810

LONG TERM ASSETS
Oil and gas properties, full cost method, net	5	209,806,190	183,042,971
Inventories for oil and gas projects	6	17,493,257	11,008,898
Prepayments for materials used in oil and gas projects		455,370	11,893,451
Other fixed assets, net		6,231,700	3,134,090
Construction in progress	7	7,261,561	7,261,561
Long term VAT recoverable	8	9,759,507	8,106,397
Convertible notes issue cost		3,058,756	3,248,218
Restricted cash		622,697	622,697

Total long term assets		254,689,038	228,318,283

TOTAL ASSETS		288,540,562	254,838,093

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$ 29,334,279	$ 21,374,723
Accrued interest		1,391,667	641,667
Accrued liabilities and other payables		1,227,525	1,209,070

Total current liabilities		31,953,471	23,225,460

LONG TERM LIABILITIES
Convertible notes issued	9	60,731,835	60,535,455
Liquidation fund	10	3,889,897	3,728,531
Deferred taxes	16	7,544,716	7,544,716

Total long term liabilities		72,166,448	71,808,702

COMMITMENTS AND CONTINGENCIES	19	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	11	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized, 46,534,134 and 44,784,134 shares outstanding, respectively	11	46,534	44,784
Additional paid in capital	11	147,647,159	136,353,520
Retained earnings		36,726,950	23,405,627

Total shareholders’ equity		184,420,643	159,803,931

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 288,540,562	$ 254,838,093

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		Three months ended June 30,
	Notes	2008 (unaudited)	2007 (unaudited, restated)

REVENUES	12	$ 34,827,224	$ 11,580,958

COSTS AND OPERATING EXPENSES
Export duty	13	1,352,917	-
Oil and gas operating		2,340,843	1,039,889
General and administrative		4,337,641	3,306,325
Consulting expenses	14	11,727,500	-
Depletion		3,333,289	1,250,637
Amortization and depreciation		63,659	55,848
Accretion expense		95,958	28,668

Total costs and operating expenses		23,251,807	5,681,367

INCOME FROM OPERATIONS		11,575,417	5,899,591

OTHER INCOME / (EXPENSE)
Foreign exchange gain / (loss), net		30,036	(493,238)
Disgorgement funds received	15	1,650,293	-
Interest income		130,292	91,055
Other expense, net		(64,715)	(87,720)
Total other income/(expense)		1,745,906	(489,903)

INCOME BEFORE INCOME TAXES		13,321,323	5,409,688

INCOME TAX EXPENSE	16	-	-

NET INCOME		$ 13,321,323	$ 5,409,688

BASIC NET INCOME PER COMMON SHARE	17	$ 0.30	$ 0.12
DILUTED NET INCOME PER COMMON SHARE	17	$ 0.30	$ 0.12

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended June 30,		2008 (unaudited)	2007 (unaudited, restated)
	Notes
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$ 13,321,323	$ 5,409,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion	5	3,333,289	1,250,637
Depreciation and amortization		63,659	55,848
Accretion expenses	10	95,958	28,668
Stock based compensation expense		567,889	493,268
Stock issued for services	14	10,727,500	83,689
Changes in operating assets and liabilities:
Decrease/(increase) in trade accounts receivable		1,460,238	(205,731)
Increase in prepaid expenses and other assets		(2,566,531)	(686,102)
Increase in VAT recoverable		(1,653,110)	(1,013,141)
Increase in current liabilities		7,978,011	3,217,293

Net cash provided by operating activities		33,328,226	8,634,117

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	5	(28,648,905)	(14,355,806)
Purchase of other fixed assets		(3,407,622)	(152,003)
Decrease in prepayments for materials used in oil and gas projects		11,438,081	-
(Increase)/decrease in inventories for oil and gas projects		(6,484,359)	363,556
Increase in construction in progress		-	(72,603)

Net cash used in investing activities		(27,102,805)	(14,216,856)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by financing activities		-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS		6,225,421	(5,582,739)
CASH AND CASH EQUIVALENTS at beginning of period		17,238,837	12,172,940
CASH AND CASH EQUIVALENTS at end of period		$ 23,464,258	$ 6,590,201

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(CONTINUED)

For the Three Months Ended June 30,		2008 (unaudited)	2007 (unaudited)
	Notes
Non-Cash Investing and Financing Activities
Asset retirement obligation incurred in property development	10	$ 65,408	$ -
Accrued coupon on convertible notes, capitalized as part of oil and gas properties	9	750,000	-
Accretion of discount on convertible notes, capitalized as part of oil and gas properties	9	196,380	-
Amortization of convertible notes issue costs, capitalized as part of oil and gas properties		$ 189,462	$ -

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

Restatement of Financial Statements

In response to comments raised by the staff of the Securities and Exchange Commission, the Company commenced a review of its accounting relating to the calculation of deferred income taxes. Based on the Company’s internal review, and after consultation with the audit committee of the Company’s board of directors, as well as the Company’s independent registered public accounting firm, on May 6, 2009, the Company concluded that its audited financial statements for the periods ended March 31, 2008 and 2007, and the unaudited financial statements for the periods ended June 30, 2007, September 30, 2007 and December 31, 2007 are required to be restated due to accounting errors in those periods relating to the Company’s accounting for deferred income taxes. Based on ongoing discussion with the staff of the Securities and Exchange Commission, the Company has also concluded that changes need to be made to the income tax disclosure contained in its audited financial statements for the period ended March 31, 2007 to correct certain inconsistencies in its accounting for foreign taxes and stock based compensation.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

The restatements result from the Company:

•

erroneously recording a tax expense based on income from Kazakhstan operations that, pursuant to the Company’s license and contract with the Republic of Kazakhstan and Kazakhstan tax law, the Company was not liable to recognize, due to the fact that the Company is operating in the exploration phase;

•	improperly applying foreign tax rates to temporary differences primarily relating to its U.S. investments in oil and gas properties and to U.S. accrued interest income; and

Following is a summary of the effects of these adjustments on the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows as of, and for the periods ending, March 31, 2007, June 30, 2007, September 30, 2007, December 31, 2007 and March 31, 2008:

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

CONSOLIDATED BALANCE SHEETS

	AS PREVIOUSLY REPORTED	ADJUSTMENTS	AS RESTATED

MARCH 31, 2007:
Deferred taxes	$7,948,297	($299,999)	$7,648,298
Total long term liabilities	$10,114,126	($299,999)	$9,814,127
Accumulated deficit	($8,204,936)	$299,999	($7,904,937)
Total shareholders’ equity	$125,561,620	$299,999	$125,861,619
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$144,796,045	$0	$144,796,045

JUNE 30, 2007:
Deferred taxes	$9,475,728	($1,827,430)	$7,648,298
Total long term liabilities	$11,670,225	($1,827,430)	$9,842,795
Accumulated deficit	($4,322,679)	$1,827,430	($2,495,249)
Total shareholders’ equity	$130,020,834	$1,827,430	$131,848,264
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$154,028,651	$0	$154,028,651

SEPTEMBER 30, 2007:
Deferred taxes	$12,019,068	($4,370,770)	$7,648,298
Total long term liabilities	$74,747,418	($4,370,770)	$70,376,648
Retained earnings	$614,394	$4,370,770	$4,985,164
Total shareholders’ equity	$135,534,864	$4,370,770	$139,905,634
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$222,830,745	$0	$222,830,745

DECEMBER 31, 2007:
Deferred taxes	15,370,129	(7,721,831)	7,648,298
Total long term liabilities	78,557,874	(7,721,831)	70,836,043
Retained earnings	7,119,395	7,721,831	14,841,226
Total shareholders’ equity	142,616,822	7,721,831	150,338,653
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$241,979,412	$0	$241,979,412

MARCH 31, 2008:
Deferred taxes	$7,544,716	$0	$7,544,716
Total long term liabilities	$71,808,702	$0	$71,808,702
Retained earnings	$23,405,627	$0	$23,405,627
Total shareholders’ equity	$159,803,931	$0	$159,803,931
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$254,838,093	$0	$254,838,093

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

CONSOLIDATED STATEMENTS OF OPERATIONS

	AS PREVIOUSLY REPORTED	ADJUSTMENTS	AS RESTATED

YEAR ENDED MARCH 31, 2007:
Income tax (expense)/benefit	($853,280)	$1,148,609	$295,329
Net income	$1,039,491	$1,148,609	$2,188,100
Basic net income per common share	$0.02	$0.03	$0.05
Diluted net income per common share	$0.02	$0.03	$0.05

3 MONTHS ENDED JUNE 30, 2007:
Income tax expense	($1,527,431)	$1,527,431	$0
Net income	$3,882,257	$1,527,431	$5,409,688
Basic net income per common share	$0.09	$0.03	$0.12
Diluted net income per common share	$0.09	$0.03	$0.12

3 MONTHS ENDED SEPTEMBER 30, 2007:
Income tax expense	($2,543,340)	$2,543,340	$0
Net income	$4,937,073	$2,543,340	$7,480,413
Basic net income per common share	$0.11	$0.06	$0.17
Diluted net income per common share	$0.11	$0.06	$0.17

6 MONTHS ENDED SEPTEMBER 30, 2007:
Income tax expense	($4,070,771)	$4,070,771	$0
Net income	$8,819,330	$4,070,771	$12,890,101
Basic net income per common share	$0.20	$0.09	$0.29
Diluted net income per common share	$0.20	$0.09	$0.29

3 MONTHS ENDED DECEMBER 31, 2007:
Income tax expense	($3,351,061)	$3,351,061	$0
Net income	$6,505,001	$3,351,061	$9,856,062
Basic net income per common share	$0.15	$0.07	$0.22
Diluted net income per common share	$0.14	$0.08	$0.22

9 MONTHS ENDED DECEMBER 31, 2007:
Income tax expense	($7,421,832)	$7,421,832	$0
Net income	$15,324,331	$7,421,832	$22,746,163
Basic net income per common share	$0.34	$0.16	$0.51
Diluted net income per common share	$0.34	$0.17	$0.51

YEAR ENDED MARCH 31, 2008:
Income tax benefit	$403,581	($299,999)	$103,582
Net income	$31,610,563	($299,999)	$31,310,564
Basic net income per common share	$0.71	($0.01)	$0.70
Diluted net income per common share	$0.70	$0.00	$0.70

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

CONSOLIDATED STATEMENTS OF CASH FLOWS

	AS PREVIOUSLY REPORTED	ADJUSTMENTS	AS RESTATED

YEAR ENDED MARCH 31, 2007:
Net Income	$1,039,491	$1,148,609	$2,188,100
Income tax (benefit)/provision	$853,280	($1,148,609)	($295,329)
Net cash used in operating activities	$5,914,292	$0	$5,914,292

3 MONTHS ENDED JUNE 30, 2007:
Net Income	$3,882,257	$1,527,431	$5,409,688
Income tax (benefit)/provision	$1,527,431	($1,527,431)	$0
Net cash provided by operating activities	$8,634,117	$0	$8,634,117

6 MONTHS ENDED SEPTEMBER 30, 2007:
Net Income	$8,819,330	$4,070,771	$12,890,101
Income tax (benefit)/provision	$4,070,771	($4,070,771)	$0
Net cash provided by operating activities	$10,708,506	$0	$10,708,506

9 MONTHS ENDED DECEMBER 31, 2007:
Net Income	$15,324,331	$7,421,832	$22,746,163
Income tax (benefit)/provision	$7,421,832	($7,421,832)	$0
Net cash provided by operating activities	$30,920,176	$0	$30,920,176

YEAR ENDED MARCH 31, 2008:
Net Income	$31,610,563	($299,999)	$31,310,564
Income tax (benefit)/provision	($403,581)	$299,999	($103,582)
Net cash provided by operating activities	$49,981,194	$0	$49,981,194

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

Major Customers

During the three months ended June 30, 2008 and 2007, sales to one customer represented 93% and 100% of total sales, respectively. At June 30, 2008 and 2007, this customer made up 100% of accounts receivable. While the loss of this foregoing customer could have a material adverse affect on the Company in the short-term, the loss of this coustomer should not materially adversely effect the Company in the long-term because of the available market for the Company’s crude oil and natural gas production from other purchasers.

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

Share-based compensation incurred for the three months ended June 30, 2008 and 2007 was $567,889 and $493,268, respectively.

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

Recent accounting pronouncements

In May 2008, the FASB issued Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”. This Statement requires that an insurance enterprise recognize a claim liability when the insurance enterprise expects, based on the present value of expected net cash outflows to be paid under the insurance contract discounted using a risk-free rate, that a claim loss will exceed the unearned premium revenue. That approach is similar to the recognition approach for some liabilities for future policy benefits relating to a

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

long-duration insurance contract in Statement 60. An insurance enterprise is required to measure the claim liability equal to the present value of expected net cash outflows. Expected net cash outflows are probability-weighted cash flows that reflect the likelihood of all possible outcomes for payments by the insurance enterprise under the insurance contract. Under this Statement, the expected net cash outflows are developed using the insurance enterprise’s own assumptions about the likelihood of all possible outcomes based on all information available to the insurance enterprise (including relevant market information). An insurance enterprise is required to provide expanded disclosures about financial guarantee insurance contracts. Those disclosures would focus, in part, on the information included in the risk-management activities used by the insurance enterprise to evaluate credit deterioration in its insured financial obligations, including (1) the groupings or categories used to track insured financial obligations with credit deterioration, (2) the insurance enterprise’s policies for placing an insured financial obligation in and monitoring each grouping or category, and (3) financial information about the insured financial obligations included within those groupings and categories. This Statement is effective for financial statements issued for the fiscal years and interim periods beginning after December 15, 2008. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

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

No provision for income taxes has been recorded by the Company for the three months ended June 30, 2008 and 2007, respectively.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

NOTE 17 - EARNINGS PER SHARE INFORMATION

The calculation of the basic and diluted earnings per share is based on the following data:

	Three months ended June 30, 2008	Three months ended June 30, 2007

Net income	$ 13,321,323	$ 5,409,688

Basic weighted-average common shares outstanding	44,899,519	44,690,657

Effect of dilutive securities
Warrants	20,988	54,595
Stock options	211,570	201,175

Dilutive weighted average common shares outstanding	45,132,077	44,946,427

Basic income per common share	$ 0.30	$ 0.12

Dilutive income per common share	$ 0.30	$ 0.12

The dilutive weighted average common shares outstanding for the three months ended June 30, 2008, does not include the effect of the potential conversion of the Notes because the average market share price for the three months ended June 30, 2008, was lower than potential conversion price of the convertible notes for this period.

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

			Three months ended June 30, 2008 to the three months ended
	For the three	For the three	June 30, 2007
	months ended	months ended	$ Increase	% Increase
	June 30, 2008	June 30, 2007	(Decrease)	(Decrease)

Production volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	328,369	199,172	129,197	65%
Barrels of Oil equivalent (BOE)	328,369	199,172	129,197	65%

Sales volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	327,757	197,573	130,184	66%
Barrels of Oil equivalent (BOE)	327,757	197,573	130,184	66%

Average Sales Price (1)
Natural gas ($ per Mcf)	-	-	-	-
Natural gas liquids ($ per Bbl)	-	-	-	-
Oil and condensate ($ per Bbl)	$ 106.26	$ 58.62	$ 47.64	81%
Barrels of Oil equivalent ($ per BOE)	$ 106.26	$ 58.62	$ 47.64	81%

Operating Revenue:
Natural gas	-	-	-	-
Natural gas liquids	-	-	-	-
Oil and condensate	$ 34,827,224	$11,580,958	$ 23,246,266	201%
Gain on hedging and derivatives (2)	-	-	-	-

(1)	At times, we may produce more barrels than we sell in a given period. The average sales price is calculated based on the average sales price per barrel sold, not per barrel produced.
(2)	We did not engage in hedging transactions, including derivatives during the three months ended June 30, 2008, or the three months ended June 30, 2007.

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

General and Administrative Expenses. General and administrative expenses during the three months ended June 30, 2008 were $4,337,641 compared to $3,306,325 during the three months ended June 30, 2007. This represents a 31% increase in general and administrative expenses. This increase in general and administrative expenses was the result of several factors such as increased payroll and related costs, rent expense, taxes and professional services.

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
•

a 338% increase in taxes resulting from environmental payments for flaring of increased volumes of unused natural gas resulting from increased production. The amount of environmental payments totaled $309,637 and $79,302 in the quarters ended June 30, 2008 and 2007, respectively; and

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

Net Income. For all of the foregoing reasons, during the three months ended June 30, 2008 we realized net income of $13,321,323 or $0.30 per share compared to a net income of $5,409,688 or $0.12 for the three months ended June 30, 2007.

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

	Three months ended June 30, 2008	Three months ended June 30, 2007

Net cash provided by operating activities	$ 33,328,226	$ 8,634,117
Net cash used in investing activities	$ (27,102,805)	$ (14,216,856)
Net cash provided by financing activities	$ -	$ -

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ 6,225,421	$ (5,582,739)

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

Contractual Obligations and Contingencies

The following table lists our significant commitments at June 30, 2008, excluding current liabilities as listed on our consolidated balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital Expenditure Commitment(1)	$ 44,510,000	$ 70,000	$ 28,825,000	$ 15,615,000	$ -
Due to the Government of the Republic of Kazakhstan(2)	11,344,880	-	-	11,344,880	-
Liquidation Fund	3,889,897	-	3,889,897	-	-
Consultant Fee(3)	4,000,000	4,000,000	-	-	-
Convertible Note with Interest(4)	77,823,785	3,000,000	6,000,000	68,823,785	-
Total	$ 141,568,562	$ 7,070,000	$ 38,714,897	$ 95,783,665	$ -

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

(4)   On July 16, 2007 the Company completed the private placement of $60 million in principal amount of 5.0% convertible senior notes due 2012 (“Notes”). The Notes carry a 5% coupon and have a yield to maturity of 6.25%. Interest will be paid at a rate of 5.0% per annum on the principal amount, payable semiannually. The Notes are callable and subject to early redemption in July 2010. Unless previously redeemed, converted or purchased and cancelled, the Notes will be redeemed by the Company at a price equal to 107.2% of the principal amount thereof on July 13, 2012. The Notes constitute direct, unsubordinated and unsecured, interest bearing obligations of the Company. For additional details regarding the terms of the Notes, see Note 9 – Convertible Notes Payable to the notes to our Consolidated Financial Statements.

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

During the fiscal quarter ended June 30, 2008, we sold 327,757 barrels of oil and condensate. We realized an average sales price per barrel of $106.26. For purposes of illustration, assuming the same sales volume but decreasing the average sales price we receive from oil sales by $5.00 and $10.00 respectively would change total revenue from oil sales as follows:

	Average Price Per Barrel	Barrels of Oil Sold	Approximate Revenue from Oil Sold (in thousands)	Reduction in Revenue (in thousands)
Actual sales for the three months ended June 30, 2008	$106.26	327,757	$34,827
Assuming a $5.00 per barrel reduction in average price per barrel	$101.26	327,757	$33,189	$1,638
Assuming a $10.00 per barrel reduction in average price per barrel	$96.26	327,757	$31,550	$3,277

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

Our foreign-denominated monetary assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rate at June 30, 2008 would have affected our net income by less than $1 million.

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

No other items were submitted to a vote of our stockholders at the annual meeting.

Item 6. Exhibits

Exhibits. The following exhibits are included as part of this report:

Exhibit 10.1	Form Restricted Stock Grant Agreement(1)

Exhibit 10.2	Employment Agreement – Leonard Stillman(1)

Exhibit 12.1	Computation of Earnings to Fixed Charges(1)

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to
Section 302 of the Sarbanes Oxley Act of 2002*

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002*

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002*

* Filed herewith.

(1) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2008.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.

BMB MUNAI, INC.

Date:	October 21, 2009	/s/ Gamal Kulumbetov
Gamal Kulumbetov Chief Executive Officer

Date:	October 21, 2009	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer