Form 10-Q/A
period 2008-09-30
BMB MUNAI INC
filed 2009-10-23
CIK 924805

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

BMB Munai, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “First Amendment”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on November 10, 2008 (the “Original Quarterly Report”). During the fourth quarter of the fiscal year ended March 31, 2008, the Company discovered certain errors in its accounting for deferred income taxes during the fiscal years ended March 31, 2006, 2007 and during the interim periods of fiscal 2008. Believing these adjustments to be changes in accounting estimates rather than accounting errors, the Company reported the accounting adjustments in its annual report on Form 10-K for the year ended March 31, 2008, as fourth quarter adjustments. During that fourth quarter, the Company also implemented new policies to enhance its controls to require its reporting manager to become more familiar with Kazakhstan taxation issues and to require the reporting manager to specifically give consideration to taxation issues in connection with the preparation of the Company’s annual and interim financial statements.

Subsequent to filing the Form 10-K for the year ended March 31, 2008, the Company determined the adjustments reported for the accounting for deferred income taxes was a correction of an error rather than a change in estimate, as disclosed in the Current Report on Form 8-K filed on July 8, 2009 and subsequent amendments thereto.

The changes presented in this First Amendment, as detailed below, are made to present corrected prior period financial information and disclosure of accounting for deferred income taxes for the year ended March 31, 2008 and the interim periods ended September 30, 2007. As noted above, the Company had enhanced its controls and procedures for the accounting for deferred income taxes as of March 31, 2008. Therefore, all adjustments presented in this amendment relate to periods prior to March 31, 2008. Periods subsequent to March 31, 2008 are not effected as controls and procedures for deferred income taxes were operating effectively.

Part I, Item 1 Unaudited Consolidated Financial Statements of the Original Quarterly Report is hereby amended. Specifically, the Consolidated Statements of Operations (unaudited) is hereby amended to provide restated Income tax expense, Net income, Basic net income per common share and Diluted net income per common share figures for the three and six months ended September 30, 2007. The Consolidated Statements of Cash Flows (unaudited) is hereby amended to provide restated Net Income and to remove an Income tax provision of $4,070,771 for the six months ended September 30, 2007.

The Notes to the Unaudited Consolidated Financial Statements September 30, 2008 are also hereby amended. Note 2 has been revised to add a Restatement of Financial Statements section and to provide revisions to the Major customers, Share-based compensation and Oil and gas properties sections of Note 2. Note 16 – Income Taxes has been amended to clarify income tax treatment in Kazakhstan of Company revenues and exploration and development costs under the terms of the Company’s Exploration Contract with the Republic of Kazakhstan. Note 17- Earnings per Share Information is hereby amended to provide correct Net income, Basic income per common share and Dilutive income per common share figures for the three and six months ended September 30, 2007.

Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations is hereby amended to: clarify the nature of environmental payments made by the
Company;  provide corrected Net income and Net income per share figures for the three and six months ended September 30, 2007; and to provide additional disclosure regarding the Company's  convertible notes.

Part II, Item 6 Exhibits has been revised to incorporate by reference into this First Amendment, Exhibit 12.1 from the Original Quarterly Report.

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

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Consolidated Financial Statements

BMB MUNAI, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Notes	September 30, 2008 (unaudited)	March 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$ 11,959,948	$17,238,837
Trade accounts receivable		761,298	5,865,712
Prepaid expenses and other assets, net	4	6,108,567	3,415,261

Total current assets		18,829,813	26,519,810

LONG TERM ASSETS
Oil and gas properties, full cost method, net	5	230,397,233	183,042,971
Inventories for oil and gas projects	6	15,707,317	11,008,898
Prepayments for materials used in oil and gas projects		313,118	11,893,451
Other fixed assets, net		7,016,480	3,134,090
Construction in progress	7	7,761,561	7,261,561
Long term VAT recoverable	8	9,898,226	8,106,397
Convertible notes issue cost		2,869,294	3,248,218
Restricted cash		622,697	622,697

Total long term assets		274,585,926	228,318,283

TOTAL ASSETS		293,415,739	254,838,093

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$ 25,620,571	$ 21,374,723
Accrued coupon payment		641,667	641,667
Accrued liabilities and other payables		986,311	1,209,070

Total current liabilities		27,248,549	23,225,460

LONG TERM LIABILITIES
Convertible notes issued, net	9	60,925,172	60,535,455
Liquidation fund	10	4,382,462	3,728,531
Deferred taxes	16	7,544,716	7,544,716

Total long term liabilities		72,852,350	71,808,702

COMMITMENTS AND CONTINGENCIES	19	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	11	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized, 47,378,420 and 44,784,134 shares outstanding, respectively	11	47,378	44,784
Additional paid in capital	11	146,710,486	136,353,520
Retained earnings		46,556,976	23,405,627

Total shareholders’ equity		193,314,840	159,803,931

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 293,415,739	$ 254,838,093

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		Three months ended September 30,		Six months ended September 30,
	Notes	2008	2007	2008	2007
		(unaudited)	(unaudited, restated)	(unaudited)	(unaudited, restated)

REVENUES	12	$ 22,758,160	$12,764,397	$ 57,585,384	$24,345,355

COSTS AND OPERATING EXPENSES
Export duty	13	4,386,983	-	5,739,900	-
Oil and gas operating		2,274,862	1,190,481	4,615,705	2,230,370
General and administrative		6,247,879	3,591,491	10,585,520	6,965,955
Consulting expenses	14	(3,065,000)	-	8,662,500	-
Depletion		3,085,836	1,256,318	6,419,125	2,506,955
Amortization and depreciation		83,081	56,371	146,740	112,219
Accretion expense		108,398	63,691	204,356	92,359

Total costs and operating expenses		13,122,039	6,158,352	36,373,846	11,907,858

INCOME FROM OPERATIONS		9,636,121	6,606,045	21,211,538	12,437,497

OTHER INCOME / (EXPENSE)
Foreign exchange gain / (loss), net		11,539	415,688	41,575	(77,550)
Disgorgement funds received	15	-	-	1,650,293	-
Interest income		176,899	548,335	307,191	639,390
Other income/(expense), net		5,467	(89,655)	(59,248)	(109,236)
Total other income/(expense)		193,905	874,368	1,939,811	452,604

INCOME BEFORE INCOME TAXES		9,830,026	7,480,413	23,151,349	12,890,101

INCOME TAX EXPENSE	16	-	-	-	-

NET INCOME		$ 9,830,026	$7,480,413	$ 23,151,349	$12,890,101

BASIC NET INCOME PER COMMON SHARE	17	$ 0.21	$ 0.17	$ 0.50	$ 0.29
DILUTED NET INCOME PER COMMON SHARE	17	$ 0.21	$ 0.17	$ 0.50	$ 0.29

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(CONTINUED)

For the Six Months Ended September 30,		2008 (unaudited)	2007 (unaudited, restated)
	Notes
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$ 23,151,349	$ 12,890,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion	5	6,419,125	2,506,955
Depreciation and amortization		146,740	112,219
Accretion expenses	10	204,356	92,359
Stock based compensation expense to non-employees	14	7,662,500	-
Stock based compensation expense	11	2,647,059	1,153,914
Changes in operating assets and liabilities:
Decrease/(increase) in trade accounts receivable		5,104,414	(1,194,380)
Increase in prepaid expenses and other assets		(2,693,306)	(6,009,116)
Increase in VAT recoverable		(1,791,829)	(1,630,043)
Increase in current liabilities		4,023,089	2,786,497

Net cash provided by operating activities		44,873,497	10,708,506

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	5	(50,723,854)	(30,247,382)
Purchase of other fixed assets		(4,360,447)	(474,761)
Cash paid for convertible notes coupon, capitalized as oil and gas properties		(1,500,000)	-
Decrease/(increase) in prepayments for materials used in oil and gas projects		11,580,333	(2,048,966)
(Increase)/decrease in inventories for oil and gas projects		(4,698,419)	2,115,288
Increase in construction in progress		(500,000)	(730,759)

Net cash used in investing activities		(50,202,387)	(31,386,580)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Common Stock Options and Warrants	11	50,001	-
Proceeds from issuance of convertible debt		-	56,210,763
Net cash provided by financing activities		50,001	56,210,763

NET CHANGE IN CASH AND CASH EQUIVALENTS		(5,278,889)	35,532,689
CASH AND CASH EQUIVALENTS at beginning of period		17,238,837	12,172,940
CASH AND CASH EQUIVALENTS at end of period		$ 11,959,948	$ 47,705,629

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

Major Customers

During the six months ended September 30, 2008 and 2007, sales to one customer represented 96% of total sales volume. While the loss of this customer could have a material adverse affect on the Company in the short-term, the loss of this customer should not materially adversely effect the Company in the long-term because of the available market for the Company’s crude oil and natural gas production from other purchasers.

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

Share-based compensation incurred for the six months ended September 30, 2008 and 2007 was $2,647,059 and $1,153,094, respectively.

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

No provision for income taxes has been recorded by the Company for the six months ended September 30, 2008 and 2007, respectively.

NOTE 17 - EARNINGS PER SHARE INFORMATION

The calculation of the basic and diluted earnings per share is based on the following data:

Three months ended September 30,			Six months ended September 30,
	2008	2007	2008	2007

Net income	$ 9,830,026	$ 7,480,413	$ 23,151,349	$ 12,890,101

Basic weighted-average common shares outstanding	47,525,050	44,690,657	46,219,458	44,690,657

Effect of dilutive securities
Warrants	11,520	58,384	16,389	56,530
Stock options	134,749	217,292	179,061	209,411

Dilutive weighted average common shares outstanding	47,671,319	44,966,333	46,414,908	44,956,598

Basic income per common share	$ 0.21	$ 0.17	$ 0.50	$ 0.29

Dilutive income per common share	$ 0.21	$ 0.17	$ 0.50	$ 0.29

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

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Consulting Agreement

In November 2007 the Company entered into a consulting agreement with Caspian Energy Consulting Ltd. (“Consultant”). In addition to extending the existing exploration contract, which is described in Note 14, the consulting agreement provides that in the event the Consultant is successful in execution and delivery to the Company of a new exploration contract for a new contract territory, the Company will pay the amount of $4,000,000. The consulting agreement shall remain in force until terminated by either party.

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
•

a 145% increase in taxes resulting from environmental payments for flaring of increased volumes of unused natural gas resulting from increased production. The amount of environmental payments totaled $147,020 and $1,867 for the months ended September 30, 2008 and 2007, respectively; and

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

Net Income. For all of the foregoing reasons, during the three months ended September 30, 2008 we realized net income of $9,830,026 or $0.21 per share compared to a net income of $7,480,413 or $0.17 per share for the three months ended September 30, 2007.

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
•

a 235% increase in taxes resulting from environmental payments for flaring of increased volumes of unused natural gas resulting from increased production. The amount of environmental payments totaled $456,657 and $81,169 for the six months ended June 30, 2008 and 2007, respectively; and

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

Net Income. For all of the foregoing reasons, during the six months ended September 30, 2008 we realized net income of $23,151,349 or $0.50 per share compared to a net income of $12,890,101 or $0.29 per share for the six months ended September 30, 2007.

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

We need capital to meet the drilling requirements of our minimum work program. We will need to expend a minimum of $74.1 million by January 2013 to satisfy the minimum capital expenditure requirements of our exploration license. At September 30, 2008, current liabilities exceeded current assets by $8,481,736. Given world oil prices, the export duty on our oil sales outside the domestic market of Kazakhstan, current decline rates in our existing wells and lower than anticipated production from recently completed wells, this gap may widen in upcoming fiscal quarters. We expect we will need to seek additional financing to allow us to meet our capital expenditure and working capital needs in the longer-term. We are working to finalize the terms of a revolving credit facility. We have not at this time executed any definitive agreements. While this credit facility will provide us an additional source of capital, we do not expect it will be adequate to meet all our obligations and capital needs in the longer-term. We expect we will need to seek additional financing. Given the current world-wide credit crisis, there is no guarantee that we will be able to secure additional funding on acceptable terms, or at all.

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

Contractual Obligations and Contingencies

The following table lists our significant commitments at September 30, 2008, excluding current liabilities as listed on our consolidated balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital Expenditure Commitment(1)	$ 73,710,000	$ 3,570,000	$ 45,965,000	$ 24,175,000	$ -
Due to the Government of the Republic of Kazakhstan(2)	11,744,880	50,000	300,000	11,394,880	-
Liquidation Fund	4,382,462	-	4,382,462	-	-
Consultant Fee(3)	4,000,000	4,000,000	-	-	-
Convertible Notes with Interest(4)	76,323,785	3,000,000	6,000,000	67,323,785	-
Total	$ 170,161,127	$ 10,620,000	$ 56,647,462	$ 102,893,665	$ -

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

During the six months ended September 30, 2008, we sold 637,278 barrels of oil and condensate. We realized an average sales price per barrel of $90.36. For purposes of illustration, assuming the same sales volume but decreasing the average sales price we receive from oil sales by $5.00 and $10.00 respectively would change total revenue from oil sales as follows:

	Average Price Per Barrel	Barrels of Oil Sold	Approximate Revenue from Oil Sold (in thousands)	Reduction in Revenue (in thousands)
Actual sales for the six months ended September 30, 2008	$90.36	637,278	$57,585
Assuming a $5.00 per barrel reduction in average price per barrel	$85.36	637,278	$54,398	$3,178
Assuming a $10.00 per barrel reduction in average price per barrel	$80.36	637,278	$51,212	$6,373

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

Our foreign-denominated monetary assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rate at September 30, 2008 would have affected our net income by less than $1 million.

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