Form 10-Q/A
period 2008-12-31
BMB MUNAI INC
filed 2009-10-23
CIK 924805

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

BMB Munai, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “First Amendment”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on February 6, 2009 (the “Original Quarterly Report”). During the fourth quarter of the fiscal year ended March 31, 2008, the Company discovered certain errors in its accounting for deferred income taxes during the fiscal years ended March 31, 2006, 2007 and during the interim periods of fiscal 2008. Believing these adjustments to be changes in accounting estimates rather than accounting errors, the Company reported the accounting adjustments in its annual report on Form 10-K for the year ended March 31, 2008, as fourth quarter adjustments. During that fourth quarter, the Company also implemented new policies to enhance its controls to require its reporting manager to become more familiar with Kazakhstan taxation issues and to require the reporting manager to specifically give consideration to taxation issues in connection with the preparation of the Company’s annual and interim financial statements.

Subsequent to filing the Form 10-K for the year ended March 31, 2008, the Company determined the adjustments reported for the accounting for deferred income taxes was a correction of an error rather than a change in estimate, as disclosed in the Current Report on Form 8-K filed on July 8, 2009 and subsequent amendments thereto.

The changes presented in this First Amendment, as detailed below, are made to present corrected prior period financial information and disclosure of accounting for deferred income taxes for the year ended March 31, 2008 and the interim periods ended December 30, 2007. As noted above, the Company had enhanced its controls and procedures for the accounting for deferred income taxes as of March 31, 2008. Therefore, all adjustments presented in this amendment relate to periods prior to March 31, 2008. Periods subsequent to March 31, 2008 are not effected as controls and procedures for deferred income taxes were operating effectively.

Part I, Item 1 Unaudited Consolidated Financial Statements of the Original Quarterly Report is hereby amended. Specifically, the Consolidated Statements of Operations (unaudited) is hereby amended to provide restated Income tax expense, Net(loss)/ income, Basic net(loss)/ income per common share and Diluted net(loss)/ income per common share figures for the three and nine months ended December 31, 2007. The Consolidated Statements of Cash Flows (unaudited) is hereby amended to provide restated Net Income and to remove an Income tax provision of $7,421,832 for the nine months ended December 31, 2007.

The Notes to the Unaudited Consolidated Financial Statements December 31, 2008 are also hereby amended. Note 2 has been revised to add a Restatement of Financial Statements section and to provide revisions to the Major customers, Share-based compensation and Oil and gas properties sections of Note 2. Note 16 – Income Taxes has been amended to clarify income tax treatment in Kazakhstan of Company revenues and exploration and development costs under the terms of the Company’s Exploration Contract with the Republic of Kazakhstan. Note 17- Earnings per Share Information is hereby amended to provide correct Net(loss)/ income, Basic (loss)/income per common share and Dilutive (loss)/income per common share figures for the three and nine months ended December 31, 2007.

Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations is hereby amended to: clarify the nature of environmental payments made by the Company;  provide corrected Net income and Net income per share figures for the three and nine months ended December 31, 2007; and to provide additional disclosure regarding the Company's convertible notes.

Part I, Item 3 Qualitative and Quantitative Disclosures About Market Risk is also hereby amended to provide additional quantitative information regarding commodity price risk and foreign currency risk.

Part II, Item 6 Exhibits has been revised to incorporate by reference into this First Amendment, Exhibit 10.1 and Exhibit 12.1 from the Original Quarterly Report.

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

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Consolidated Financial Statements

BMB MUNAI, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Notes	December 31, 2008 (unaudited)	March 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$ 7,473,660	$ 17,238,837
Trade accounts receivable		715,001	5,865,712
Prepaid expenses and other assets, net	4	3,289,030	3,415,261

Total current assets		11,477,691	26,519,810

LONG TERM ASSETS
Oil and gas properties, full cost method, net	5	242,922,070	183,042,971
Inventories for oil and gas projects	6	14,166,682	11,008,898
Prepayments for materials used in oil and gas projects		134,233	11,893,451
Other fixed assets, net		6,671,980	3,134,090
Construction in progress	7	7,841,561	7,261,561
Long term VAT recoverable	8	8,784,501	8,106,397
Convertible notes issue cost		2,679,832	3,248,218
Restricted cash		737,402	622,697

Total long term assets		283,938,261	228,318,283

TOTAL ASSETS		295,415,952	254,838,093

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$ 31,929,981	$ 21,374,723
Accrued coupon payment		1,391,667	641,667
Accrued liabilities and other payables		1,076,385	1,209,070

Total current liabilities		34,398,033	23,225,460

LONG TERM LIABILITIES
Convertible notes issued, net	9	61,132,109	60,535,455
Liquidation fund	10	4,897,510	3,728,531
Deferred taxes	16	7,544,716	7,544,716

Total long term liabilities		73,574,335	71,808,702

COMMITMENTS AND CONTINGENCIES	19	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	11	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized, 47,378,420 and 44,784,134 shares outstanding, respectively	11	47,378	44,784
Additional paid in capital	11	149,132,212	136,353,520
Retained earnings		38,263,994	23,405,627

Total shareholders’ equity		187,443,584	159,803,931

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 295,415,952	$ 254,838,093

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		Three months ended December 31,		Nine months ended December 31,
	Notes	2008	2007	2008	2007
		(unaudited)	(unaudited, restated)	(unaudited)	(unaudited, restated)

REVENUES	12	$ 4,883,790	$ 16,832,612	$ 62,469,174	$ 41,177,967

COSTS AND OPERATING EXPENSES
Export duty	13	2,172,559	-	7,912,459	-
Oil and gas operating		1,449,981	1,538,143	6,065,686	3,768,513
General and administrative		6,764,698	3,988,250	17,350,218	10,954,205
Consulting expenses	14	-	-	8,662,500	-
Depletion		2,686,439	1,716,899	9,105,564	4,223,854
Amortization and depreciation		71,870	62,850	218,610	175,069
Accretion expense		121,138	70,235	325,494	162,594

Total costs and operating expenses		13,266,685	7,376,377	49,640,531	19,284,235

(LOSS)/INCOME FROM OPERATIONS		(8,382,895)	9,456,235	12,828,643	21,893,732

OTHER INCOME / (EXPENSE)
Foreign exchange gain, net		90,769	79,774	132,344	2,224
Disgorgement funds received	15	-	-	1,650,293	-
Interest income		59,754	421,090	366,945	1,060,480
Other expense, net		(60,610)	(101,037)	(119,858)	(210,273)
Total other income		89,913	399,827	2,029,724	852,431

(LOSS)/INCOME BEFORE INCOME TAXES		(8,292,982)	9,856,062	14,858,367	22,746,163

INCOME TAX EXPENSE	16	-	-	-	-

NET (LOSS)/INCOME		$ (8,292,982)	$ 9,856,062	$ 14,858,367	$ 22,746,163

BASIC NET (LOSS) / INCOME PER COMMON SHARE	17	$ (0.18)	$ 0.22	$ 0.32	$ 0.51
DILUTED NET (LOSS) / INCOME PER COMMON SHARE	17	$ (0.18)	$ 0.22	$ 0.32	$ 0.51

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended December 31,		2008 (unaudited)	2007 (unaudited, restated)
	Notes
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$ 14,858,367	$ 22,746,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion	5	9,105,564	4,223,854
Depreciation and amortization		218,610	175,069
Accretion expenses	10	325,494	162,594
Stock based compensation expense to non-employees	14	7,662,500	-
Stock based compensation expense	11	5,068,785	1,479,804
Stock issued for services		-	251,067
Loss on disposal of fixed assets		-	57,185
Changes in operating assets and liabilities:
Decrease/(increase) in trade accounts receivable		5,150,711	(2,290,242)
Decrease/(increase) in prepaid expenses and other assets		126,231	(3,842,467)
Increase in VAT recoverable		(678,104)	(2,335,601)
Increase in current liabilities		10,422,573	10,292,750

Net cash provided by operating activities		52,260,731	30,920,176

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	5	(64,321,824)	(55,974,252)
Purchase of other fixed assets		(4,160,814)	(1,760,222)
Cash paid for convertible notes coupon, capitalized as oil and gas properties		(1,500,000)	-
Decrease/(increase) in prepayments for materials used in oil and gas projects		11,759,218	(7,395,564)
(Increase)/decrease in inventories for oil and gas projects		(3,157,784)	349,640
Increase in construction in progress		(580,000)	(2,017,552)
Increase in restricted cash		(114,705)	(319,000)

Net cash used in investing activities		(62,075,909)	(67,116,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options and warrants	11	50,001	-
Proceeds from issuance of convertible debt		-	56,210,763
Net cash provided by financing activities		50,001	56,210,763

NET CHANGE IN CASH AND CASH EQUIVALENTS		(9,765,177)	20,013,989
CASH AND CASH EQUIVALENTS at beginning of period		17,238,837	12,172,940
CASH AND CASH EQUIVALENTS at end of period		$ 7,473,660	$ 32,186,929

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

	As Previously Reported	Effect of Restatement	As Restated

Consolidated Statement of Cash Flows
For the nine months ended December 31, 2007
Decrease in inventories	$ 349,640	$ (349,640)	$ -
Increase in prepaid expenses and other assets	(11,238,031)	7,395,564	(3,842,467)
Net cash provided by operating activities	23,874,252	7,045,924	30,920,176
Increase in prepayments for materials used in oil and gas projects	-	(7,395,564)	(7,395,564)
Decrease in inventories for oil and gas projects	-	349,640	349,640
Net cash used in investing activities	(60,071,026)	(7,045,924)	(67,116,950)
Net change in cash and cash equivalents	20,013,989	$ -	$ 20,013,989

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

Major Customers

During the nine months ended December 31, 2008 and 2007, sales to one customer represented 81% and 91%, respectively, of total sales volume. While the loss of this customer could have a material adverse affect on the Company in the short-term, the loss of this customer shoud not materially adversely effect the Company in the long-term because of the available market for the Company’s crude oil and natural gas production from other purchasers.

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

Share-based compensation incurred for the nine months ended December 31, 2008 and 2007 was $5,068,785 and $1,479,804, respectively.

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

Functional currency

The Company makes its principal investing and financing transactions in U.S. Dollars and the U.S, Dollar is therefore its functional currency.

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

No provision for income taxes has been recorded by the Company for the nine months ended December 31, 2008 and 2007, respectively.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 17 - EARNINGS PER SHARE INFORMATION

The calculation of the basic and diluted earnings per share is based on the following data:

Three months ended December 31,			Nine months ended December 31,
	2008	2007	2008	2007

Net (loss) / income	$ (8,292,982)	$ 9,856,062	$ 14,858,367	$ 22,746,163

Basic weighted-average common shares outstanding	47,378,420	44,690,657	46,607,184	44,690,657

Effect of dilutive securities
Warrants	-	56,532	7,881	56,531
Stock options	-	209,414	6,832	209,412

Dilutive weighted average common shares outstanding	47,378,420	44,956,603	46,621,897	44,956,600

Basic (loss) / income per common share	$ (0.18)	$ 0.22	$ 0.32	$ 0.51

Dilutive (loss) / income per common share	$ (0.18)	$ 0.22	$ 0.32	$ 0.51

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

NOTE 20 - FINANCIAL INSTRUMENTS

As of December 31, 2008 and March 31, 2008 cash and cash equivalents included deposits in Kazakhstan banks in the amount $688,920 and $2,211,352, respectively, and deposits in U.S. banks in the amount of $6,784,740 and $15,027,485, respectively. Kazakhstan banks are not covered by FDIC insurance, nor does the Republic of Kazakhstan have an insurance program similar to FDIC. Therefore, the full amount of our deposits in Kazakhstan banks was uninsured as of December 31, 2008 and March 31, 2008. The Company’s deposits in U.S. banks are also in non-

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

FDIC insured accounts which means they too are not insured to the $250,000 FDIC insurance limit. To mitigate this risk, the Company has placed all of its U.S. deposits in a money market account that invests in U.S. government backed securities. As of December 31, 2008 and March 31, 2008 the Company made advance payments to Kazakhstan companies and government bodies in the amount $12,101,945 and $21,266,329, respectively. As of December 31, 2008 and March 31, 2008 restricted cash reflected in the long-term assets consisted of $737,402 and $622,697, respectively, deposited in a Kazakhstan bank and restricted to meet possible environmental obligations according to the regulations of Kazakhstan. Furthermore, the primary asset of the Company is Emir Oil LLP; an entity formed under the laws of the Republic of Kazakhstan.

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

			Three months ended December 31, 2008 to the three months ended December 31, 2007
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

Net Loss/Income. For all of the foregoing reasons, during the three months ended December 31, 2008 we realized net loss of $8,292,982 or $0.18 per share compared to a net income of $9,856,062 or $0.22 per share for the three months ended December 31, 2007.

Nine months ended December 31, 2008, compared to the nine months ended December 31, 2007.

Revenue and Production

The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the nine months ended December 31, 2008 and the nine months ended December 31, 2007.

			Nine months ended December 31, 2008 to the nine months ended
	For the nine	For the nine	December 31, 2007
	months ended	months ended	$	%
	December 31, 2008	December 31, 2007	Increase (Decrease)	Increase (Decrease)

Production volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	866,021	672,297	193,724	29%
Barrels of Oil equivalent (BOE)	866,021	672,297	193,724	29%

Sales volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	847,036	665,553	181,483	27%
Barrels of Oil equivalent (BOE)	847,036	665,553	181,483	27%

Average Sales Price (1)
Natural gas ($ per Mcf)	-	-	-	-
Natural gas liquids ($ per Bbl)	-	-	-	-
Oil and condensate ($ per Bbl)	$ 73.75	$ 61.87	$ 11.88	19%
Barrels of Oil equivalent ($ per BOE)	$ 73.75	$ 61.87	$ 11.88	19%

Operating Revenue:
Natural gas	-	-	-	-
Natural gas liquids	-	-	-	-
Oil and condensate	$ 62,469,174	$ 41,177,967	$ 21,291,207	52%
Gain on hedging and derivatives (2)	-	-	-	-

(1)	At times, we may produce more barrels than we sell in a given period. The average sales price is calculated based on the average sales price per barrel sold, not per barrel produced.
(2)	We did not engage in hedging transactions, including derivatives during the nine months ended December 31, 2008, or the nine months ended December 31, 2007.

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
•

a 45% increase in taxes resulting from environmental payments for flaring of increased volumes of unused natural gas resulting from increased production. The amount of environmental payments totaled $794,150 and $559,274 during the nine months ended December 31, 2008 and 2007, respectively.

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

Net Income. For all of the foregoing reasons, during the nine months ended December 31, 2008 we realized net income of $14,858,367 or $0.32 per share compared to a net income of $22,746,163 or $0.51 per share for the nine months ended December 31, 2007.

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

Contractual Obligations and Contingencies

The following table lists our significant commitments at December 31, 2008, excluding current liabilities as listed on our consolidated balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital Expenditure Commitment(1)	$ 73,710,000	$ 3,570,000	$ 45,965,000	$ 24,175,000	$ -
Due to the Government of the Republic of Kazakhstan(2)	11,744,880	50,000	300,000	11,394,880	-
Liquidation Fund	4,897,510	-	-	4,897,510	-
Convertible Notes with Interest(3)	76,323,785	3,000,000	6,000,000	67,323,785	-
Total	$ 166,676,175	$ 6,620,000	$ 52,265,000	$ 107,791,175	$ -

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

During the nine months ended December 31, 2008, we sold 847,036 barrels of oil and condensate. We realized an average sales price per barrel of $73.75. For purposes of illustration, assuming the same sales volume but decreasing the average sales price we receive from oil sales by $5.00 and $10.00 respectively would change total revenue from oil sales as follows:

	Average Price Per Barrel	Barrels of Oil Sold	Approximate Revenue from Oil Sold (in thousands)	Reduction in Revenue (in thousands)
Actual sales for the nine months ended December 31, 2008	$73.75	847,036	$62,469
Assuming a $5.00 per barrel reduction in average price per barrel	$68.75	847,036	$58,234	$4,235
Assuming a $10.00 per barrel reduction in average price per barrel	$63.75	847,036	$53,999	$8,470

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

Our foreign-denominated monetary assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rate at December 31, 2008 would have affected our net income by less than $1 million.

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

Item 6. Exhibits

Exhibits. The following exhibits are included as part of this report:

Exhibit 10.1

Addendum No. 7 to Contract #482 dated June 09, 2000, for hydrocarbon exploration on the Aksaz-Dolinnoe-Emir territory, located in Tyubkaragan region of Mangystau oblast between Ministry of Energy and Mineral Resources of the Republic of Kazakhstan, (Competent body) and Limited Liability Partnership Emir Oil (Contractor), dated January 16, 2009(1)

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