Form 10-K/A
period 2009-03-31
BMB MUNAI INC
filed 2009-10-23
CIK 924805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference

Portions of the Registrant’s proxy statement for its 2009 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A on July 1, 2009, as revised on July 30, 2009 are incorporated by reference into Part III of this report.

Explanatory Note to Amendment No. 1 to Annual Report on Form 10-K

BMB Munai, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “First Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on June 15, 2009 (the “Original Annual Report”). This First Amendment is being filed in response to certain comments raised by the staff of the SEC in connection with prior year reports. During the fourth quarter of the fiscal year ended March 31, 2008, the Company discovered certain errors in its accounting for deferred income taxes during the fiscal years ended March 31, 2006, 2007 and during the interim periods of fiscal 2008. Believing these adjustments to be changes in accounting estimates rather than accounting errors, the Company reported the accounting adjustments in its annual report on Form 10-K for the year ended March 31, 2008, as fourth quarter adjustments. During that fourth quarter, the Company also implemented new policies to enhance its controls to require its reporting manager to become more familiar with Kazakhstan taxation issues and to require the reporting manager to specifically give consideration to taxation issues in connection with the preparation of the Company’s annual and interim financial statements.

Subsequent to filing the Form 10-K for the year ended March 31, 2008, the Company determined the adjustments reported for the accounting for deferred income taxes was a correction of an error rather than a change in estimate, as disclosed in the Current Report on Form 8-K filed on July 8, 2009 and subsequent amendments thereto.

The changes presented in this First Amendment, as detailed below, are made to present corrected prior period financial information and disclosure of accounting for deferred income taxes for the year ended March 31, 2008, as well as the interim periods for that fiscal year. As noted above, the Company had enhanced its controls and procedures for the accounting for deferred income taxes as of March 31, 2008. Therefore, all adjustments presented in this amendment relate to periods prior to March 31, 2008. Periods subsequent to March 31, 2008 are not effected as controls and procedures for deferred income taxes were operating effectively.

Item 6 Selected Financial Data of the Original Annual Report is hereby amended to provide corrected Net income/(loss), Basic income/(loss) per common share figures for the fiscal years ended March 31, 2008, 2007 and 2006 and corrected Diluted income/(loss) per common share, Oil and gas properties, full cost method, net, Total assets, Total long term liabilities and Total Shareholders’ equity figures for the years ended March 31, 2007 and 2006.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations is also hereby amended to correct the net income and basic and diluted income per share disclosure for the years ended March 31, 2008 and 2007.

Item 8 “Financial Statements and Supplementary Data” is hereby amended to reflect the changes discussed in the preceding paragraphs and to provide the correct Income Tax Benefit figures at March 31, 2008 and 2007 and corrected Stockholders’ Equity figures at March 31, 2007 and 2006. Note 2 has been revised to add a Restatement of Financial Statements section. Note 13 Income Taxes is hereby amended to provide corrected disclosure regarding our income tax accounting. Note 20 - Earnings Per Share Information has been amended to reflect the changes discussed above. Note 24 - Quarterly Financial Data (unaudited) is hereby amended to provide corrected Net income and Basic net income per share figures for the fiscal year ended March 31, 2008 and to provide corrected Net(loss)/ income, Basic net (loss)/income per share and Diluted net (loss)/income per share figures for the fiscal year ended March 31, 2007.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this First Amendment also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certification exhibits and signatures have been revised accordingly. A new consent of Hansen, Barnett & Maxwell, P.C. has also been included to the incorporation by reference of this First Amendment into the Registration Statement of the Company on Form S-3, as amended, currently on file with the Securities and Exchange Commission.

This First Amendment speaks only to the original filing date of the Original Annual Report, and except for those Items discussed in this explanatory note, is unchanged from the Original Annual Report. This First Amendment does not reflect events after the filing of the Original Annual Report or modify or update those disclosures affected by subsequent events. Therefore, you should read this First Amendment together with the other reports of the Company that update and supersede the information contained in this First Amendment.

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

	For the year ended March 31,
	2009	2008	2007	2006	2005
Consolidated Statements of Operations Data:

Revenues	$ 69,616,875	$ 60,196,626	$ 15,785,784	$ 5,956,731	$ 973,646
Oil and gas operating expenses	7,998,012	5,515,403	2,272,251	875,319	406,361
General and administrative expenses	22,262,248	14,747,754	10,757,727	9,724,597	4,060,962
Depletion	10,403,328	9,419,655	2,006,834	1,167,235	229,406
Income/(loss) from operations	11,595,582	30,020,087	404,843	(5,949,170)	(3,789,534)
Net income/(loss)	17,157,558	31,310,564	2,188,100	(6,192,943)	(3,286,312)
Basic income/(loss) per common share	$0.38	$0.70	$0.05	$(0.18)	$(0.12)
Diluted income/(loss) per common share	$0.37	$0.70	$0.05	$(0.18)	$(0.12)

	As of March 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:

Current assets	$ 12,891,196	$ 26,519,810	$ 18,276,626	$ 57,336,327	$ 18,310,655
Oil and gas properties, full cost method, net	238,728,413	183,042,971	104,187,568	67,497,230	49,172,304
Total assets	288,346,061	254,838,093	144,796,045	127,396,589	68,241,826
Total current liabilities	24,109,901	23,225,460	9,120,299	4,623,975	6,997,671
Total long term liabilities	72,111,959	71,808,702	9,814,127	8,992,420	6,653,215
Total Shareholders' equity	$ 192,124,201	$ 159,803,931	$ 125,861,619	$ 113,780,194	$ 54,590,940

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

General and Administrative Expenses. General and administrative expenses during the year ended March 31, 2009 were $22,262,248 compared to $14,747,754 during the year ended March 31, 2008. This represents a 51% increase in general and administrative expenses. This increase in general and administrative expenses was the result of several factors such as increases in non-cash compensation expense, payroll and related costs, rent expense and professional services. This increase was partially offset by a $332,216, or 34%, reduction in environmental payments for flaring of unused natural gas.

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

Net Income. For all of the foregoing reasons, during the year ended March 31, 2009 we realized net income of $17,157,558 or $0.38 basic and $0.37 diluted income per share compared to a net income of $31,310,564 or $0.70 basic and $0.70 diluted income per share for the year ended March 31, 2008.

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

Net Income. For all of the foregoing reasons, during the year ended March 31, 2008 we realized net income of $31,310,564 or $0.70 per share compared to a net income of $2,188,100 or $0.05 for the year ended March 31, 2007.

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

	Year ended	Year ended	Year ended
	March 31,	March 31,	March 31,
	2009	2008	2007

Net cash used in operating activities	$ 53,383,138	$ 49,981,194	$ 5,914,292
Net cash used in investing activities	$ (63,916,431)	$ (101,454,730)	$ (50,641,586)
Net cash provided by financing activities	$ 50,001	$ 56,539,433	$ 5,758,502

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (10,483,292)	$ 5,065,897	$ (38,968,792)

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

Contractual Obligations and Contingencies

The following table lists our significant commitments at March 31, 2009, excluding current liabilities as listed on our consolidated balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital Expenditure Commitment(1)	$ 72,726,250	$ 14,406,250	$ 47,160,000	$ 11,160,000	$ -
Due to the Government of the Republic of Kazakhstan(2)	11,744,880	50,000	300,000	11,394,880	-
Liquidation Fund	4,263,494	-	-	4,263,494	-
Convertible Notes with Interest(3)	74,823,785	3,000,000	6,000,000	65,823,785	-
Total	$ 163,558,409	$ 17,456,250	$ 53,460,000	$ 92,642,159	$ -

(1)	Under the terms of our subsurface exploration contract we are required to spend a total of $72.7 million in exploration activities on our properties, including a minimum of $0.5 million by July 2009, $8.6 million by January 2010, $21.5 million by January 2011, $27.3 million by January 2012 and $14.9 million by January 2013. As of March 31, 2009, we have spent a total of $259.5 million in exploration activities.
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

Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended March 31, 2009, 2008 and 2007

Notes to the Consolidated Financial Statements

Supplementary Financial Information of Oil and Natural Gas Exploration, Development and Production Activities (unaudited)

                Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

                Exhibits

Exhibit No.	Exhibit Description

2.1	Certificate of Merger dated February 15, 1994(1)
2.2	Plan and Agreement of Merger dated February 15, 1994(2)
2.3	Plan and Agreement of Merger(7)
3.1	Certificate of Incorporation of AU ‘N AUG dated February 15, 1994(1)
3.2	Certificate of Amendment to Certificate of Incorporation of AU ‘N AUG dated April 11, 1994(1)
3.3	Certificate of Amendment to Certificate of Incorporation of InterUnion Financial Corporation dated October 17, 1994(1)
3.4	Amended Certificate of Incorporation(8)
3.5	Articles of Incorporation of BMB Munai, Inc.(13)
3.6	Amendment to Articles of Incorporation of BMB Munai, Inc.(16)
3.7	Bylaws of InterUnion Financial Corporation(1)
3.8	Amended By-Laws(11)
3.9	By-Laws of BMB Munai, Inc. (as amended through January 13, 2005)(13)
3.10	By-Laws of BMB Munai, Inc. (as amended through June 23, 2006)(16)
3.11	Certificate of Amendment of By-Laws of BMB Munai, Inc. (as amended through March 26, 2008) (22)
4.1	Instruments Defining the Rights of Security Holders Including Indentures(2)
4.2	BMB Munai, Inc. 2004 Stock Incentive Plan(12)
4.3	Registration Rights Agreement dated December 2005(15)
4.4	Trust Deed Relating to U.S. $60,000,000 5.0 per cent Convertible Notes due 2012(19)
4.5	Registration Rights Agreement dated July 13, 2007(19)
4.6	Paying and Conversion Agency Agreement dated July 13, 2007(19)
4.7	Form of 5.0% Convertible Notes due 2012(19)
4.8	Indenture dated September 19, 2007(20)
4.9	Form of 5.0% Convertible Senior Note due 2012(20)
4.10	BMB Munai, Inc. 2009 Equity Incentive Plan(23)
10.1	ITM Software Development Agreement(2)
10.2	Letter of Understanding dated November 30, 1995(2)
10.3	Investment Management Agreement dated December 20, 1995(3)
10.4	Agreement between Havensight Holdings Ltd. and InterUnion Financial Corporation dated January 19, 1995(3)
10.5	Letter of Understanding dated September 26, 1996(4)
10.6	Letter Agreement dated January 7, 1997(4)
10.7	Amendment to Letter of Understanding dated April 16, 1997(5)
10.8	Services Agreement dated July 5, 2002(6)
10.9	Agency Agreement dated November 26, 2003(7)
10.10	Share Purchase and Sale Agreement dated May 24, 2004(9)

10.11	Addendum No.3 to Emir Oil Contract(14)
10.12	Form Restricted Stock Agreement of BMB Munai, Inc. dated March 30, 2007 (17)
10.13	Form Employment Agreement(18)
10.14	Placement Agreement dated July 13, 2007(19)
10.15	Indenture dated September 19, 2007(20)
10.16	Consulting Agreement dated November 19, 2007(21)
10.17	Addendum No. 5 to Emir Oil Contract(24)
10.18	Form Restricted Stock Agreement of BMB Munai, Inc. dated July 17, 2008 (25)
10.19	Employment Agreement – Leonard Stillman(25)
10.20	Revised Consulting Agreement dated September 16, 2008(26)
10.21	Addendum No. 6 to Emir Oil Contract(27)
10.22	Addendum No. 7 to Emir Oil Contract(28)
10.23	Contract No. EO-EAO/30-12 for the Sales and Purchase of Crude Oil (export)*
10.24	Additional Agreement #9A to the Contract No. EO-EAO/30-12*
10.25	Enclosure #1 to the Contract No. EO-EAO/30-12*
10.26	Additional Agreement #27A to the Contract No. EO-EAO/30-12*
12.1	Computation of Earnings to Fixed Charges*(29)
14.1	Code of Ethics(10)
21.1	Subsidiaries*(28)
23.1	Consent of Chapman Petroleum Engineering Ltd., Independent Petroleum Engineers*
23.2	Consent of Hansen, Barnett & Maxwell, P.C., Independent Registered Public Accounting Firm*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

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

(25) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2008.

(26) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on September 16, 2008.

(27) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2008.

(28) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 6, 2009.

(29) Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Commission on June 15, 2009.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.

BMB MUNAI, INC.

Dated: October 21, 2009	/s/ Gamal Kulumbetov
Gamal Kulumbetov
Chief Executive Officer

Dated: October 21, 2009	/s/ Evgeny Ler
Evgeny Ler
Chief Financial Officer

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of BMB Munai, Inc.

We have audited the accompanying consolidated balance sheets of BMB Munai, Inc. and subsidiary as of March 31, 2009 and 2008, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the years in the three-year period ended March 31, 2009. BMB Munai, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Hansen, Barnett & Maxwell, P.C.
HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

June 10, 2009

BMB MUNAI, INC.

CONSOLIDATED BALANCE SHEETS

	Notes	March 31, 2009	March 31, 2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$ 6,755,545	$17,238,837
Trade accounts receivable		3,081,573	5,865,712
Prepaid expenses and other assets, net	4	3,054,078	3,415,261
Total current assets		12,891,196	26,519,810

LONG TERM ASSETS
Oil and gas properties, full cost method, net	5	238,728,413	183,042,971
Gas utilization facility	6	13,470,631	-
Inventories for oil and gas projects	7	14,002,146	11,008,898
Prepayments for materials used in oil and gas projects		122,040	11,893,451
Other fixed assets, net	8	3,629,108	3,134,090
Construction in progress	6	-	7,261,561
Long term VAT recoverable	9	2,423,940	8,106,397
Convertible notes issue cost		2,490,370	3,248,218
Restricted cash	10	588,217	622,697
Total long term assets		275,454,865	228,318,283

TOTAL ASSETS		$ 288,346,061	$ 254,838,093

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$ 21,771,137	$21,374,723
Accrued coupon payment	11	641,667	641,667
Accrued liabilities and other payables		1,697,097	1,209,070
Total current liabilities		24,109,901	23,225,460

LONG TERM LIABILITIES
Convertible notes issued, net	11	61,331,521	60,535,455
Liquidation fund	12	4,263,994	3,728,531
Deferred taxes	13	6,516,444	7,544,716
Total long term liabilities		72,111,959	71,808,702

COMMITMENTS AND CONTINGENCIES	22	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	14	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized, 47,378,420 and 44,784,134 shares outstanding, respectively	14	47,378	44,784
Additional paid in capital	14	151,513,638	136,353,520
Retained earnings		40,563,185	23,405,627
Total shareholders’ equity		192,124,201	159,803,931

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 288,346,061	$ 254,838,093

The accompanying notes are an integral part of these consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Notes	Year ended March 31, 2009	Year ended March 31, 2008	Year ended March 31, 2007
			(Restated)	(Restated)

REVENUES	15	$ 69,616,875	$ 60,196,626	$ 15,785,784

COSTS AND OPERATING EXPENSES
Export duty	16	6,783,278	-	-
Oil and gas operating		7,998,012	5,515,403	2,272,251
General and administrative		22,262,248	14,747,754	10,757,727
Consulting expenses	17	8,662,500	-	-
Depletion	5	10,403,328	9,419,655	2,006,834
Interest expense	11	1,138,874	-	-
Amortization and depreciation		324,028	239,155	170,610
Accretion expense	12	449,025	254,572	173,519
Total costs and operating expenses		58,021,293	30,176,539	15,380,941

INCOME FROM OPERATIONS		11,595,582	30,020,087	404,843

OTHER INCOME / (EXPENSE)
Foreign exchange gain, net	18	2,592,341	47,362	113,158
Disgorgement funds received	19	1,650,293	-	-
Interest income		391,223	1,257,666	1,490,381
Other expense, net		(100,153)	(118,133)	(115,611)
Total other income		4,533,704	1,186,895	1,487,928

INCOME BEFORE INCOME TAXES		16,129,286	31,206,982	1,892,771

INCOME TAX BENEFIT	13	1,028,272	103,582	295,329
NET INCOME		$ 17,157,558	$ 31,310,564	$ 2,188,100

BASIC NET INCOME PER COMMON SHARE	20	$ 0.38	$ 0.70	$ 0.05
DILUTED NET INCOME PER COMMON SHARE	20	$ 0.37	$ 0.70	$ 0.05

The accompanying notes are an integral part of these consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Notes	Common Stock		Additional paid-in capital	(Accumulated deficit)/ Retained earnings	Total
		Shares	Amount

At March 31, 2006		42,223,685	$ 42,224	$ 123,831,007	$ (10,093,037)	$ 113,780,194

Stock grants and stock options issued		1,495,000	1,495	4,133,328	-	4,134,823
Options and warrants exercised		971,972	972	5,757,530	-	5,758,502
Net income for the year		-	-	-	2,188,100	2,188,100

At March 31, 2007		44,690,657	44,691	133,721,865	(7,904,937)	125,861,619

Options and warrants exercised		93,477	93	328,577	-	328,670
Expense related to vesting stock based compensation		-	-	2,303,078	-	2,303,078
Net income for the year		-	-	-	31,310,564	31,310,564

At March 31, 2008		44,784,134	44,784	136,353,520	23,405,627	159,803,931

Options and warrants exercised		14,286	14	49,987	-	50,001
Expense related to vesting stock-based compensation		-	-	2,271,556	-	2,271,556
Stock grants and stock options issued to employees		1,330,000	1,330	5,177,325	-	5,178,655
Stock grants and stock options issued to non-employees	17	1,250,000	1,250	7,661,250	-	7,662,500
Net income for the year		-	-	-	17,157,558	17,157,558

At March 31, 2009		47,378,420	$ 47,378	$ 151,513,638	$ 40,563,185	$ 192,124,201

The accompanying notes are an integral part of these consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Notes	Year ended March 31, 2009	Year ended March 31, 2008	Year ended March 31, 2007
			(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$ 17,157,558	$ 31,310,564	$ 2,188,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion	5	10,403,328	9,419,655	2,006,834
Depreciation and amortization	8	324,028	239,155	170,610
Interest expense	11	1,138,874	-	-
Accretion expense	12	449,025	254,572	173,519
Stock based compensation expense		7,450,211	2,303,078	3,679,823
Stock issued for services	17	7,662,500	-	455,000
(Recovery of provision)/provision expense for uncollectible advances and prepayments	4	(121,302)	135,502	-
Loss/(gain) on disposal of fixed assets		113,666	75,883	(8,735)
Income tax (benefit) / provision	13	(1,028,272)	(103,582)	(295,329)
Changes in operating assets and liabilities
Decrease /(increase) in trade accounts receivable		2,784,139	(1,871,050)	(2,319,460)
Decrease /(increase) in prepaid expenses and other assets		482,485	(1,490,739)	(1,493,104)
Decrease/(increase) in VAT recoverable		5,682,457	(3,755,338)	(3,015,088)
Increase in current liabilities		884,441	13,463,494	4,372,122
Net cash provided by operating activities		53,383,138	49,981,194	5,914,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	5	(47,495,078)	(68,331,668)	(28,867,614)
Purchase of other fixed assets	8	(5,369,509)	(2,110,809)	(824,974)
Cash paid for convertible notes coupon, capitalized as oil and gas properties		(3,000,000)	(1,500,000)	-
Increase in prepayments for materials used in oil and gas projects		(5,093,076)	(25,720,553)	(9,312,898)
Increase in inventories for oil and gas projects	7	(2,993,248)	(674,202)	(7,094,749)
Proceeds from sale of fixed assets		-	-	68,955
Increase in construction in progress	6	-	(2,798,498)	(4,463,063)
Decrease/(increase) in restricted cash		34,480	(319,000)	(147,243)
Net cash used in investing activities		(63,916,431)	(101,454,730)	(50,641,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt		-	56,210,763	-
Proceeds from exercise of common stock options and warrants		50,001	328,670	5,758,502
Net cash provided by financing activities		50,001	56,539,433	5,758,502

NET CHANGE IN CASH AND CASH EQUIVALENTS		(10,483,292)	5,065,897	(38,968,792)
CASH AND CASH EQUIVALENTS at beginning of year		17,238,837	12,172,940	51,141,732
CASH AND CASH EQUIVALENTS at end of year		$ 6,755,545	$ 17,238,837	$ 12,172,940

The accompanying notes are an integral part of these consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year ended March 31, 2009	Year ended March 31, 2008	Year ended March 31, 2007
Non-Cash Investing and Financing Activities
Asset retirement obligation incurred in property development, net of estimate revision	$ 86,438	$ 1,308,130	$ 1,067,718
Transfers from oil and gas properties, construction in progress and other fixed assets to gas utilization facility	13,470,631	-	-
Coupon payments on convertible notes, capitalized as part of oil and gas properties	2,250,000	2,141,667	-
Accretion of discount on convertible notes, capitalized as part of oil and gas properties	596,654	535,455	-
Amortization of convertible notes issue costs, capitalized as part of oil and gas properties	568,386	541,019	-
Depreciation on other fixed assets capitalized as oil and gas properties	353,545	180,804	145,628
Transfer of inventory and prepayments for materials used in oil and gas projects to oil and gas properties	16,284,487	15,236,315	8,616,213
Supplemental Cash Flow Information
Cash paid for interest	$ 3,000,000	$ 1,500,000	-

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

•	improperly applying foreign tax rates to temporary differences primarily relating to its U.S. investments in oil and gas properties and to U.S. accrued interest income; and
•	improperly allocating to U.S. operations stock based compensation expense that should have been allocated to Kazakhstan operations.

Following is a summary of the effects of these adjustments on the Company's Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows as of, and for the periods ending, March 31, 2007, June 30, 2007, September 30, 2007, December 31, 2007 and March 31, 2008:

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

Share-based compensation incurred for the years ended March 31, 2009, 2008 and 2007 was $7,450,211, $2,303,078 and $3,679,823, respectively.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the quarter ended March 31, 2009 the Company recorded a revision of estimate in the amount of $757,047 resulted from the decrease of abandonment costs of wells.

NOTE 13 - INCOME TAXES

The Company’s consolidated pre-tax income is comprised primarily from operations in the Republic of Kazakhstan. Pre-tax losses from United States operations of $12,937,563, $1,827,168 and $1,506,175, for the years ended March 31, 2009, 2008 and 2007, respectively, are also included in consolidated pre-tax income.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Earnings and (losses) before income taxes derived from United States and foreign operations are as follows:

	Year ended March 31, 2009	Year ended March 31, 2008	Year ended March 31, 2007

United States	$ (12,937,563)	$(1,827,168)	$(1,506,175)
Kazakhstan	29,066,849	33,034,150	3,398,946
	$16,129,286	$31,206,982	$1,892,771

The income tax benefit in the Consolidated Statements of Operations is comprised of:

	Year ended March 31, 2009	Year ended March 31, 2008	Year ended March 31, 2007

Current tax expense	$ -	$ -	$ 124,202
Deferred tax benefit	(1,028,272)	(103,582)	(419,531)
	$ (1,028,272)	$ (103,582)	$ (295,329)

The difference between the income tax expense/(benefit) reported and amounts computed by applying the U.S. Federal rate to pretax income consisted of the following:

	Year ended March 31, 2009	Year ended March 31, 2008	Year ended March 31, 2007

Tax at federal statutory rate (34%)	$ 5,483,957	$10,610,374	$643,542
Effect of lower foreign tax rates	(1,601,126)	(876,907)	(75,711)
Tax benefit from exploration stage	(7,243,413)	(10,301,168)	(1,019,684)
Current income tax in Kazakhstan	-	-	124,202
Non-deductible expenses	2,332,310	464,119	32,322
	$ (1,028,272)	$ (103,582)	$ (295,329)

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2009, the Republic of Kazakhstan adopted a new tax code, which decreased the corporate income rate for legal entities to 20%.

Non-deductible expenses are comprised of the non-deductible portion of interest expense on intercompany loans accrued by subsidiary.

As of March 31, 2009, the Company had net operating loss carry forwards for income tax purposes of $20,197,220, which if unused, will expire in 2024, 2025, 2026, 2027, 2028, and 2029.

No valuation allowance was recorded against the deferred tax assets resulting from NOLs because the Company believes it will have sufficient future taxable domestic income to be offset with, primarily from accrued interest income related to loans to subsidiary.

Deferred taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those measured by tax laws and regulations. The components of deferred tax assets and deferred tax liabilities are as follows:

	March 31, 2009	March 31, 2008

Deferred tax assets:
Stock based compensation	$ 185,418	$ 185,418
Liquidation fund	236,505	194,821
Tax losses carried forward	6,867,054	2,726,677
	7,288,977	3,106,916
Deferred tax liabilities:
Oil and gas properties	6,972,564	8,998,712
Accrued interest income	6,832,857	1,652,920
	13,805,421	10,651,632
Net deferred tax liability	$ 6,516,444	$ 7,544,716

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes for US and Kazakhstan tax jurisdiction are as follows:

	March 31, 2009		March 31, 2008
	US tax jurisdiction	Kazakhstan tax jurisdiction	US tax jurisdiction	Kazakhstan tax jurisdiction

Deferred tax assets:
Stock based compensation	$ 185,418	$ -	$ 185,418	$ -
Liquidation fund	-	236,505	-	194,820
Tax losses carried forward	6,867,054	-	2,726,677	-
Accrued interest expense	-	5,093,405	-	5,383,177
	7,052,472	5,329,910	2,912,095	5,577,997
Deferred tax liabilities:
Oil and gas properties	6,579,121	393,443	6,746,585	2,252,126
Accrued interest income	11,926,262	-	7,036,097	-
	18,505,383	393,443	13,782,682	2,252,126
Net deferred tax liability	$ 11,452,911	$ (4,936,467)	$10,870,587	$ (3,325,871)

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - EARNINGS PER SHARE INFORMATION

The calculation of the basic and diluted earnings/loss per share is based on the following data:

	Year ended March 31, 2009	Year ended March 31, 2008	Year ended March 31, 2007

Net income	$ 17,157,558	$ 31,310,564	$ 2,188,100

Basic weighted-average common shares outstanding	44,910,886	44,697,364	43,523,907

Effect of dilutive securities
Warrants	1,861	55,008	63,492
Stock options	-	200,559	240,409
Non-vesting share grants	1,886,464	-	-

Dilutive weighted average common shares outstanding	46,799,213	44,952,931	43,827,808

Basic income per common share	$ 0.38	$ 0.70	$ 0.05

Diluted income per common share	$ 0.37	$ 0.70	$ 0.05

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

NOTE 24 - QUARTERLY FINANCIAL DATA (unaudited)

Quarterly financial information is presented in the following summary:

	Fiscal year ended March 31, 2009
	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009

Revenues	$ 34,827,224	$ 22,758,160	$ 4,883,790	$ 7,147,701
Income/(loss) from operations	11,575,417	9,636,121	(8,382,895)	(1,233,061)
Net income/(loss)	13,321,323	9,830,026	(8,292,982)	2,299,191
Basic net income/(loss) per share	0.30	0.22	(0.18)	0.04
Diluted net income/(loss) per share	$ 0.30	$ 0.21	$ (0.18)	$ 0.04

	Fiscal year ended March 31, 2008
	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008

Revenues	$ 11,580,958	$ 12,764,397	$ 16,832,612	$ 19,018,659
Income from operations	5,899,591	6,606,045	9,456,235	8,058,216
Net income	5,409,688	7,480,413	9,856,062	8,564,401
Basic net income per share	0.12	0.17	0.22	0.19
Diluted net income per share	$ 0.12	$ 0.17	$ 0.22	$ 0.19

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal year ended March 31, 2007
	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007

Revenues	$2,345,972	$ 4,016,972	$ 2,214,382	$ 7,208,458
(Loss)/income from operations	(3,751,840)	992,732	(275,654)	3,439,605
Net (loss)/income	(3,140,761)	1,016,352	(90,861)	4,703,370
Basic net (loss)/income per share	(0.08)	0.02	0.00	0.10
Diluted net (loss)/income per share	$ (0.08)	$ 0.02	$ 0.00	$ 0.10

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