Form 10-Q
period 2009-09-30
BMB MUNAI INC
filed 2009-11-09
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009

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

As of November 2, 2009, the registrant had 50,365,015 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Consolidated Financial Statements

BMB MUNAI, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Notes	September 30, 2009	March 31, 2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$ 6,009,743	$ 6,755,545
Trade accounts receivable		7,018,835	3,081,573
Prepaid expenses and other assets, net	4	2,769,330	3,054,078
Total current assets		15,797,908	12,891,196

LONG TERM ASSETS
Oil and gas properties, full cost method, net	5	240,988,459	238,728,413
Gas utilization facility	6	13,569,738	13,470,631
Inventories for oil and gas projects	7	14,037,200	14,002,146
Prepayments for materials used in oil and gas projects		363,689	122,040
Other fixed assets, net		3,321,169	3,629,108
Long term VAT recoverable	8	3,271,288	2,423,940
Convertible notes issue cost		2,111,446	2,490,370
Restricted cash		589,970	588,217
Total long term assets		278,252,959	275,454,865

TOTAL ASSETS		$ 294,050,867	$ 288,346,061

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	17	11,608,677	21,771,137
Accrued coupon payment		641,667	641,667
Accrued liabilities and other payables		4,143,075	1,697,097
Total current liabilities		16,393,419	24,109,901

LONG TERM LIABILITIES
Convertible notes issued, net	9	61,745,975	61,331,521
Liquidation fund	10	4,482,719	4,263,994
Deferred taxes	15	6,516,444	6,516,444
Total long term liabilities		72,745,138	72,111,959

COMMITMENTS AND CONTINGENCIES	18	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	11	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized, 50,365,015 and 47,378,420 shares outstanding, respectively	11	50,365	47,378
Additional paid in capital	11, 17	160,227,969	151,513,638
Retained earnings		44,633,976	40,563,185
Total shareholders’ equity		204,912,310	192,124,201

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 294,050,867	$ 288,346,061

The accompanying notes are an integral part of these unaudited consolidated financials statements

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		Three months ended September 30,		Six months ended September 30,
	Notes	2009 (unaudited)	2008 (unaudited)	2009 (unaudited)	2008 (unaudited)

REVENUES	12	$ 16,074,217	$ 22,758,160	$ 27,841,023	$ 57,585,384

COSTS AND OPERATING EXPENSES
Export duty	13	-	4,386,983	-	5,739,900
Oil and gas operating		4,807,760	2,274,862	7,900,197	4,615,705
General and administrative		2,952,173	6,247,879	7,803,939	10,585,520
Consulting expenses		-	(3,065,000)	-	8,662,500
Depletion		2,869,424	3,085,836	5,112,728	6,419,125
Interest expense		1,145,331	-	2,293,378	-
Amortization and depreciation		161,840	83,081	292,813	146,740
Accretion expense		110,878	108,398	218,725	204,356
Total costs and operating expenses		12,047,406	13,122,039	23,621,780	36,373,846

INCOME FROM OPERATIONS		4,026,811	9,636,121	4,219,243	21,211,538

OTHER INCOME / (EXPENSE)
Foreign exchange gain/(loss), net		44,091	11,539	(38,230)	41,575
Disgorgement funds received	14	-	-	-	1,650,293
Interest income		46,277	176,899	79,437	307,191
Other (expense)/income, net		(77,170)	5,467	(189,659)	(59,248)
Total other income/(expense)		13,198	193,905	(148,452)	1,939,811

INCOME BEFORE INCOME TAXES		4,040,009	9,830,026	4,070,791	23,151,349
INCOME TAX EXPENSE	15	-	-	-	-
NET INCOME		$ 4,040,009	$ 9,830,026	$ 4,070,791	$ 23,151,349

BASIC NET INCOME PER COMMON SHARE	16	$ 0.08	$ 0.21	$ 0.09	$ 0.50
DILUTED NET INCOME PER COMMON SHARE	16	$ 0.08	$ 0.21	$ 0.09	$ 0.50
The accompanying notes are an integral part of these unaudited consolidated financial statements

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		For the Six Months Ended September 30,
	Notes	2009 (unaudited)	2008 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$ 4,070,791	$ 23,151,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion	5	5,112,728	6,419,125
Amortization and depreciation		292,813	146,740
Interest expense		2,293,378	-
Accretion expense	10	218,725	204,356
Share based compensation expense	11	2,744,133	2,647,059
Stock issued for services		-	7,662,500
Loss on disposal of fixed assets		31,832	-
Changes in operating assets and liabilities:
(Increase)/decrease in trade accounts receivable		(3,937,262)	5,104,414
(Decrease)/increase in prepaid expenses and other assets		284,748	(2,693,306)
Increase in VAT recoverable		(847,348)	(1,791,829)
(Decrease)/increase in current liabilities		(1,743,297)	4,023,089
Net cash provided by operating activities		8,521,241	44,873,497

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	5	(7,220,487)	(39,143,521)
Purchase of other fixed assets		(222,206)	(4,360,447)
Cash paid for convertible notes coupon, capitalized as oil and gas properties		-	(1,500,000)
Increase in inventories for oil and gas projects		(322,597)	(4,698,419)
Increase in construction in progress		-	(500,000)
Increase in restricted cash		(1,753)	-
Net cash used in investing activities		(7,767,043)	(50,202,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options and warrants		-	50,001
Cash paid for convertible notes coupon		(1,500,000)	-
Net cash provided by financing activities		(1,500,000)	50,001

NET CHANGE IN CASH AND CASH EQUIVALENTS		(745,802)	(5,278,889)
CASH AND CASH EQUIVALENTS at beginning of period		6,755,545	17,238,837
CASH AND CASH EQUIVALENTS at end of period		$ 6,009,743	$ 11,959,948

The accompanying notes are an intergal part of these unaudited consolidated financial statements

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(CONTINUED)

		For the Six Months Ended September 30,
	Notes	2009 (unaudited)	2008 (unaudited)
Non-Cash Investing and Financing Activities
Asset retirement obligation incurred in property development, net of estimate revision	9	$ -	$ 449,575
Coupon payment on convertible notes, capitalized as part of oil and gas properties	9	-	1,500,000
Accretion of discount on convertible notes, capitalized as part of oil and gas properties	9	-	389,717
Amortization of convertible notes issue costs, capitalized as part of oil and gas properties		-	378,924
Transfer of inventory and prepayments for materials used in oil and gas projects to oil and gas properties		639,246
Transfers from oil and gas properties, construction in progress and other fixed assets to gas utilization facility		99,107	-
Issuance of common stock for the settlement of liabilities	17	$ 5,973,185	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

SEPTEMBER 30, 2009

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

SEPTEMBER 30, 2009

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

Major Customers

During the six months ended September 30, 2009 and 2008, sales to one customer represented 89% and 96% of total sales, respectively. At September 30, 2009 and 2008, this customer made up 100% of accounts receivable. While the loss of this foregoing customer could have a material adverse effect on the Company in the short-term, the loss of this customer should not materially adversely affect the Company in the long-term because of the available market for the Company’s crude oil and natural gas production from other purchasers.

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

Share-based compensation

The Company accounts for options granted to non-employees at their fair value in accordance with FASC Topic 718 – Stock Compensation. Share-based compensation is determined as the fair value of the equity instruments issued. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient’s performance is complete. Stock options granted to the “selling agents” in the private equity placement transactions have been offset to the proceeds as a cost of capital. Stock options and stocks granted to other non-employees are recognized in the Consolidated Statements of Operations.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

The Company has a stock option plan as described in Note 11. Compensation expense for options and stock granted to employees is determined based on their fair values at the time of grant, the cost of which is recognized in the Consolidated Statements of Operations over the vesting periods of the respective options.

Share-based compensation incurred for the six months ended September 30, 2009 and 2008 was $2,744,133 and $2,647,059, respectively.

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

During the three months ended September 30, 2009, the Company purchased light crude oil from a third party for the purpose of blending the oil with the Company’s own production. The cost of this purchased crude oil is recorded as part of oil and gas operating expenses.

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

SEPTEMBER 30, 2009

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

SEPTEMBER 30, 2009

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

The Company periodically assesses its inventories for obsolete or slow moving stock and records an appropriate provision, if there is any. The Company has assessed inventory at September 30, 2009 and no provision for obsolete inventory has been provided.

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

SEPTEMBER 30, 2009

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

Convertible notes payable issue costs

The Company recognizes convertible notes payable issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company classifies cash payments for bond issue costs as a financing activity.

Restricted cash

Restricted cash includes funds deposited in a Kazakhstan bank and is restricted to meet possible environmental obligations according to the regulations of the Republic of Kazakhstan.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

New accounting policies

In May 2008, the FASB issued guidance on accounting for convertible debt instruments that may be settled in cash upon conversion. The guidance clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which is not addressed by prior guidance. Additionally, the guidance specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company adopted this standard on April 1, 2009. The adoption of this standard did not have a material impact on consolidated financial position or results of operations.

In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities. The guidance applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. It states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The Company adopted this guidance on April 1, 2009 and has included certain share-based payment awards in its calculation of basic weighted average shares in the EPS calculation. Accordingly, all prior-period EPS data presented has been adjusted retrospectively to conform to the provisions of this guidance. Management has determined that the adoption of this guidance does not have a material impact on its financial position and results of operations, although prior-period EPS data is affected.

In June 2009, the FASB established the FASB Accounting Standards Codification (Codification), which officially commenced July 1, 2009, to become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

securities laws are also sources of authoritative US GAAP for SEC registrants.  Generally, the Codification is not expected to change US GAAP.  All other accounting literature excluded from the Codification will be considered nonauthoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We adopted the new standards for our quarter ending September 30, 2009.  All references to authoritative accounting literature are now referenced in accordance with the Codification.

In May 2009, the FASB issued new standards which establish the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, the new standards set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (through the date that the financial statements are issued or are available to be issued). The guidance also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted the new standards as of June 30, 2009. We have evaluated subsequent events after the balance sheet date of September 30, 2009 through the time of filing with the Securities and Exchange Commission (SEC) on November 9, 2009 which is the date the financial statements were issued.

Recent accounting pronouncements

In December 2008, the SEC announced that it had approved revisions to modernize the oil and gas reserve reporting disclosures. The new disclosure requirements include provisions that:

•

Introduce a new definition of oil and gas producing activities. This new definition allows companies to include in their reserve base volumes from unconventional resources. Such unconventional resources include bitumen extracted from oil sands and oil and gas extracted from coal beds and shale formations.

•

Report oil and gas reserves using an unweighted average price using the prior 12-month period, based on the closing prices on the first day of each month, rather than year-end prices. The SEC indicated that they will continue to communicate with the FASB staff to align their accounting standards with these rules. The FASB currently requires a single-day, year-end price for accounting purposes.

•	Permit companies to disclose their probable and possible reserves on a voluntary basis. In the past, proved reserves were the only reserves allowed in the disclosures.
•	Requires companies to provide additional disclosure regarding the aging of proved undeveloped reserves.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

•	Permit the use of reliable technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes.
•	Replace the existing “certainty” test for areas beyond one offsetting drilling unit from a productive well with a “reasonable certainty” test.
•

Require additional disclosures regarding the qualifications of the chief technical person who oversees the company’s overall reserve estimation process. Additionally, disclosures regarding internal controls over reserve estimation, as well as a report addressing the independence and qualifications of its reserves preparer or auditor will be mandatory.

The Company will begin complying with the disclosure requirements in our annual report on Form 10-K for the year ending March 31, 2010. The new rules may not be applied to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required.

The SEC is coordinating with the FASB to obtain the revision necessary to US GAAP concerning financial accounting and reporting by oil and gas producing companies and disclosures about oil and gas producing activities to provide consistency with the new rules. During September 2009, the FASB issued an exposure draft of a proposed Accounting Standards Update, “Oil and Gas Reserves Estimation and Disclosures”. The proposed Update would amend existing standards to align the reserves calculation and disclosure requirements under US GAAP with the requirements in the SEC rules. As proposed, the Update would be effective for annual reporting periods ending on or after December 31, 2009, and would be applied prospectively as a change in estimate. We are currently in the process of evaluating the new requirements.

NOTE 3 - CASH AND CASH EQUIVALENTS

As of September 30, 2009 and March 31, 2009 cash and cash equivalents included:

	September 30, 2009	March 31, 2009

US Dollars	$ 5,936,137	$ 6,030,173
Foreign currency	73,606	725,372
	$ 6,009,743	$ 6,755,545

As of September 30, 2009 and March 31, 2009 cash and cash equivalents included $1,321,706 and $2,371,558 placed in money market funds having 30 day simple yields of 0.01% and 0.13%, respectively.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

NOTE 4 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of September 30, 2009 and March 31, 2009, were as follows:

	September 30, 2009	March 31, 2009

Advances for services	$ 1,663,264	$ 2,740,915
Other	1,106,066	313,163
	$ 2,769,330	$ 3,054,078

NOTE 5 - OIL AND GAS PROPERTIES

Oil and gas properties using the full cost method as of September 30, 2009 and March 31, 2009, were as follows:

	September 30, 2009	March 31, 2009

Cost of drilling wells	$ 96,278,242	$ 96,203,705
Professional services received in exploration and development activities	61,135,344	55,424,910
Material and fuel used in exploration and development activities	51,699,905	51,273,747
Subsoil use rights	20,788,119	20,788,119
Deferred tax	7,219,219	7,219,219
Geological and geophysical	7,883,856	7,870,516
Capitalized interest, accreted discount and amortised bond issue costs on convertible notes issued	6,633,181	6,633,181
Infrastructure development costs	1,377,588	1,245,298
Other capitalized costs	16,312,191	15,296,176
Accumulated depletion	(28,339,186)	(23,226,458)
	$ 240,988,459	$ 238,728,413

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

The Facility was completed on January 1, 2009. All costs associated with the completion of the Facility, which includes amounts previously classified as construction in progress, have been reported as Gas Utilization Facility on the balance sheet.

During the six months ended September 30, 2009, the Company made payment to Ecotechnic Chemicals AG in the amount of $75,000 and contributed property totalling $24,107 to the completion of the Facility.

No depreciation expense was recognized for Gas Utilization Facility during the six months ended September 30, 2009 because during this period it operated in the test mode.

NOTE 7 – INVENTORIES FOR OIL AND GAS PROJECTS

As of September 30, 2009 and March 31, 2009 inventories included:

	September 30, 2009	March 31, 2009

Construction material	$ 12,992,072	$ 12,962,397
Spare parts	103,013	84,524
Crude oil produced	28,781	5,029
Other	913,334	950,196
	$ 14,037,200	$ 14,002,146

NOTE 8 - LONG TERM VAT RECOVERABLE

As of September 30, 2009 and March 31, 2009 the Company had long term VAT recoverable in the amount of $3,271,288 and $2,423,940, respectively. The VAT recoverable is a Tenge denominated asset due from the Republic of Kazakhstan. The VAT recoverable consists of VAT paid on local expenditures and imported goods. VAT charged to the Company is recoverable in future periods as either cash refunds or offsets against the Company’s fiscal obligations, including future income tax liabilities. Management cannot estimate which part of this asset will be realized in the current year because in order to return funds or offset this tax with other taxes a tax examination must be performed by local Kazakhstan tax authorities. During the six months ended September 30, 2009 the Company received refunds of VAT in the amount of $161,828.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

SEPTEMBER 30, 2009

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

SEPTEMBER 30, 2009

On October 19, 2007 the Company filed with the U.S. Securities and Exchange Commission (“SEC”) a registration statement on Form S-3, as amended on October 25, 2007 and January 23, 2008, (the “Shelf Registration Statement”) registering the Covered Securities for resale. The Shelf Registration Statement was declared effective by the SEC on January 25, 2008.

As of September 30, 2009 and March 31, 2009 the convertible notes payable amount is presented as follows:

	September 30, 2009	March 31, 2009

Convertible notes redemption value	$ 64,323,785	$ 64,323,785
Unamortized discount	(2,577,810)	(2,992,264)
	$ 61,745,975	$ 61,331,521

As of September 30, 2009 and March 31, 2009 the Company has accrued interest of $641,667 and $641,667, respectively, relating to the convertible notes outstanding. The Company has also amortized the discount on the convertible notes (difference between the redemption amount and the carrying amount as of the date of issue) in the amount of $1,745,975 and $1,331,521 as of September 30, 2009 and March 31, 2009, respectively. The carrying value of convertible notes will be accreted to the redemption value of $64,323,785.

NOTE 10 - LIQUIDATION FUND

A reconciliation on the Liquidation Fund (Asset Retirement Obligation) at September 30, 2009 and March 31, 2009 is as follows:

Total

At March 31, 2009	$ 4,263,994
Accrual of liability	-
Accretion expenses	218,725
At September 30, 2009	$ 4,482,719

Management believes that the liquidation fund should be accrued for future abandonment costs of 24 wells located in the Dolinnoe, Aksaz, Emir and Kariman oil fields. Management believes that these obligations are likely to be settled at the end of the production phase at these oil fields.

At September 30, 2009, undiscounted expected future cash flows that will be required to satisfy the Company’s obligation by 2013 for the Dolinnoe, Aksaz, Emir and Kariman fields, respectively, are $6,204,545. After application of a 10% discount rate, the present value of the Company’s liability at September 30, 2009 and March 31, 2009 was $4,482,719 and $4,263,994, respectively.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

At the recommendation of the Compensation Committee, on September 11, 2008, the board of directors of the Company approved a change to the vesting conditions of the stock grants. The grants vested as of July 9, 2009.

Non-cash compensation expense in the amount of $567,889 was recognized in the Consolidated Statement of Operations and Consolidated Balance Sheet for the six months ended September 30, 2009.

As of September 30, 2009, there was no unrecognized non-cash compensation expense related to non-vested share-based compensation arrangements granted under the Plan.

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

On July 17, 2008 at the recommendation of the compensation committee of the board of directors, the Company’s board of directors approved, subject to certain vesting requirements, restricted stock awards to certain executive officers, directors, employees and outside consultants of the Company pursuant to the BMB Munai, Inc. 2004 Stock Incentive Plan (the “2004 Plan”). The total number of shares granted was 1,330,000. Grants were made to 14 people, 12 of whom are non-U.S. persons. The restricted stock grants were made without registration pursuant to Regulation S of the Securities Act Rules and/or Section 4(2) under the Securities Act of 1933. The restricted stock grants will vest to the grantees at such time as either of the following events occurs (the “Vesting Events”): i) the one-year anniversary of the grant date; or ii) the occurrence of an Extraordinary Event. An “Extraordinary Event” is defined in the restricted stock agreement as any consolidation or merger of the Company or any of its subsidiaries with another person, or any acquisition of the Company or any of its subsidiaries by any person or group of persons, acting in concert, equal to thirty percent (30%) or more of the outstanding stock of the Company or any of its subsidiaries, or the sale of all or substantially all of the assets of the Company or any of its subsidiaries. In

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

the event of an Extraordinary Event, the grants shall be deemed full vested one day prior to the effective date of the Extraordinary Event. The Board of Directors shall determine conclusively whether or not an Extraordinary Event has occurred and the grantees have agreed to be bound by the determination of the Board of Directors. The shares representing the restricted stock grants shall be issued as soon as practicable, will be deemed outstanding from the date of grant, and will be held in escrow by the Company subject to the occurrence of a Vesting Event. The grantees will have the right to vote the shares, receive dividends and enjoy all other rights of ownership over the entire grant amount from the grant date, except for the right to transfer, assign, pledge, encumber, dispose of or otherwise directly or indirectly profit or share in any profit derived from a transaction in the shares prior to the occurrence of a Vesting Event. Shares will only vest to the grantee if the grantee is employed by the Company at the time a Vesting Event occurs. If a Vesting Event has not occurred at the time a grantee’s employment with the Company ceases, for any reason, the entire grant amount shall be forfeited back to the Company. The grants vested as of July 17, 2009.

Non-cash compensation expense in the amount of $2,176,244 was recognized in the Consolidated Statement of Operations and Consolidated Balance Sheet for the six month ended September 30, 2009.

As of September 30, 2009, there was no unrecognized non-cash compensation expense related to non-vested share-based compensation arrangements granted under the Plan.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

Stock options outstanding and exercisable as of September 30, 2009, were as follows:

	Number of Shares	Weighted Average Exercise Price

As of March 31, 2009	1,170,583	$ 5.33

Granted	-	-
Exercised	-	-
Expired	(200,000)	$ 7.00
As of September 30, 2009	970,583	$ 4.98

Additional information regarding outstanding options as of September 30, 2009, was as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Options	Weighted Average Exercise Price

$ 4.00 – $ 7.40	970,583	$ 4.98	5.00	970,583	$ 4.98

NOTE 12 – REVENUES

The Company exports oil for sale to the world markets via the Aktau sea port. Sales prices at the port locations are based on the average quoted Brent crude oil price from Platt’s Crude Oil Marketwire for the three days following the bill of lading date less discount for transportation expenses, freight charges and other expenses borne by the customer.

The Company recognized revenue from sales as follows:

	Three months ended		Six months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Export sales	$ 15,647,125	$ 22,594,210	$ 27,413,931	$ 56,915,977
Domestic sales	427,092	163,950	427,092	669,407
	$ 16,074,217	$ 22,758,160	$ 27,841,023	$ 57,585,384

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

On January 1, 2009, the Company became subject to the new tax code. As a result, the export duty for the six months ended September 30, 2009 was $0.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

No provision for income taxes has been recorded by the Company for the six months ended September 30, 2009.

NOTE 16 - EARNINGS PER SHARE INFORMATION

The calculation of the basic and diluted earnings per share is based on the following data:

	Three months ended		Six months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net income	$ 4,040,009	$ 9,830,026	$ 4,070,791	$ 23,151,349

Basic weighted-average common shares outstanding	50,365,015	47,525,050	46,665,158	46,219,458

Effect of dilutive securities
Warrants	-	11,520	-	13,210
Stock options	-	134,749	-	179,061
Unvested share grants	-	-	-	-

Dilutive weighted average common shares outstanding	50,365,015	47,671,319	46,665,158	46,411,729

Basic income per common share	$ 0.08	$ 0.21	$ 0.09	$ 0.50

Diluted income per common share	$ 0.08	$ 0.21	$ 0.09	$ 0.50

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

The Company has adopted guidance from FASC Topic 260, relating to determining whether instruments granted in share-based payment transactions are participating securities, on April 1, 2009. Accordingly the Company included certain unvested share grants defined as “participating” in the basic weighted average common shares outstanding for the three and six months ended September 30, 2009 and 2008, respectively. Prior period comparative data has been retrospectively presented to reflect the adoption of this standard.

The diluted weighted average common shares outstanding for the three and six months ended September 30, 2009 does not include the effect of potential conversion of certain warrants and stock options as their effects are anti-dilutive.

The dilutive weighted average common shares outstanding for the three and six months ended September 30, 2009 and 2008, respectively, does not include the effect of the potential conversion of the Notes because the average market share price for three and six months ended September 30, 2009 was lower than potential conversion price of the convertible notes for this period.

The diluted weighted average common shares outstanding for the three and six months ended September 30, 2009 does not include the effect of the potential conversion of the Notes because conversion of the Notes is not contingent upon any market event. Rather, the Notes are convertible to common stock upon the first to occur of (a) the tenth New York business day following the Shelf Registration Statement Effective Date and (b) 13 July 2008.

NOTE 17 - RELATED PARTY TRANSACTIONS

The Company leases ground fuel tanks and other oil fuel storage facilities and warehouses from Term Oil LLC. The lease expenses for the six months ended September 30, 2009 and 2008, totaled to $47,805 and $84,730, respectively. Also the Company had advances paid to Term Oil LLC in the amount of $147,192 and $15,006 as of September 30, 2009 and March 31, 2009, respectively. A Company shareholder is an owner of Term Oil LLC.

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

SEPTEMBER 30, 2009

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

SEPTEMBER 30, 2009

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

Through September 30, 2009 the Company had spent a total of $273.8 million in exploration activity.

In addition to the minimum capital expenditure requirement, the Company must also comply with the other terms of the work program associated with the contract, which includes the drilling of at least ten new wells by January 9, 2013. The failure to meet the minimum capital expenditures or to comply with the terms of the work program could result in the loss of the subsurface exploration contract. The recent addenda to our exploration contract which granted us with the extension of the exploration period and rights to the Northwest Block also require us to:

•	make additional payments to the liquidation fund, stipulated by the Contract;
•	make a one-time payment in the amount of $200,000 to the Astana Fund by the end of 2010; and
•	make annual payments to social projects of the Mangistau Oblast in the amounts of $50,000 during 2009 and $100,000 from 2010 to 2012.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

The Company moved for dismissal of the amended complaint or for a stay pending arbitration in Kazakhstan. That motion was denied, without prejudice to renewing it, to enable defendants to produce documents to plaintiffs relating to the issues raised in the motion. Following completion of document production, the motion was renewed. Briefing on the motion was completed on August 24, 2006. On June 14, 2007, the court ruled on the Company’s motion. The court (a) denied the motion to dismiss on the ground that Kazakhstan  is a more convenient  forum; (b) denied the motion to dismiss in favor of litigation

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

in New York state court; (c) denied the motion to stay pending arbitration in Kazakhstan; and (d) denied the motion to dismiss on the ground that Mr. Tolmakov is an indispensable party. The court also (a) denied the motion (by defendants other than the Company) to dismiss for lack of personal jurisdiction and (b) granted the motion (by defendants other than the Company) to dismiss several claims for relief alleging breach of fiduciary duty, tortious interference with fiduciary duty and aiding and abetting breach of fiduciary duty. The court dismissed as moot the Company’s cross-motion to stay discovery and instructed the parties to comply with the Magistrate Judge’s discovery schedule.

The Company appealed the court’s refusal to stay the litigation pending arbitration in Kazakhstan. On September 28, 2008, the Court of Appeals issued a decision in which it (a) reversed the district court's refusal to stay the claim for specific performance pending arbitration and (b) affirmed the balance of the district court's order.

In December 2008, the Company changed its legal counsel to represent all defendants in the lawsuit from Bracewell & Giuliani LLP in New York, New York to Manning, Curtis, Bradshaw & Bednar LLC in Salt Lake City, Utah.

On December 12, 2008, plaintiffs sought leave to file a Third Amended Complaint to add claims for (a) breach of fiduciary duty against defendants Cherdabayev, Kunayev, Baiseitov, Agaian, Benarroch and Credifinance based on these defendants’ alleged role as promoters of Sokol, (b) fraud against all defendants; and (c) promissory estoppel against defendants Cherdabayev, Kunayev and Baiseitov. Defendants opposed the Motion for Leave to Amend. On October 27, 2009, the District Court upheld the Magistrate Judge's denial of Plaintiffs' Motion to Amend to the extent that Defendants objected to the same.

Fact discovery has been completed. With respect to expert discovery, Plaintiffs initially designated one expert to testify on damages and Defendants designated one expert to testify on the law of Kazakhstan. Plaintiffs' expert on damages claims damages of between $6.7 million and $10.9 million, plus interest. Defendants deposed Plaintiffs' damages expert and then submitted reports from two of their own damages experts in opposition to Plaintiffs' damages claims. Defendants' primary damages expert identified errors in the Plaintiffs' report that undermine their claimed damages. Defendants also submitted the report of another of defendants’ experts, a petroleum engineer, on the quality of the reserve estimates available in August 2003, when the original transaction occurred and upon which Plaintiffs’ expert based his calculations of damages. The report of the petroleum engineer points out that the limited testing and production from the ADE fields made any reserves estimate highly uncertain. Plaintiffs submitted a rebuttal expert report on the law of Kazakhstan. All experts have been deposed and expert discovery on the existing claims is now complete.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

At the present time, no trial date has been established. The Court has established November 27, 2009 as the date by which the parties shall file dispositive motions. The Company expects to file a Motion for Summary Judgment before that date.

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

NOTE 19 - FINANCIAL INSTRUMENTS

As of September 30, 2009 and March 31, 2009 cash and cash equivalents included deposits in Kazakhstan banks in the amount $3,801,102 and $2,606,004, respectively, and deposits in U.S. banks in the amount of $2,208,641 and $4,149,541, respectively. Kazakhstan banks are not covered by FDIC insurance, nor does the Republic of Kazakhstan have an insurance program similar to FDIC. Therefore, the full amount of our deposits in Kazakhstan banks was uninsured as of September 30, 2009 and March 31, 2009. The Company’s deposits in U.S. banks are also in non-FDIC insured accounts which means they too are not insured  to the $250,000 FDIC  insurance limit. To mitigate  this risk, the Company  has placed  all of its U.S.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

deposits in a money market account that invests in U.S. government backed securities. As of September 30, 2009 and March 31, 2009 the Company made advance payments to Kazakhstan companies and government bodies in the amount of $6,301,127 and $5,432,972, respectively. As of September 30, 2009 and March 31, 2009 restricted cash reflected in the long-term assets consisted of $589,970 and $588,217, respectively, deposited in a Kazakhstan bank and restricted to meet possible environmental obligations according to the regulations of Kazakhstan. Furthermore, the primary asset of the Company is Emir Oil LLP; an entity formed under the laws of the Republic of Kazakhstan.

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

The contract we hold follows the above format. Historically, our annual work program year ran from July 10 of each year to July 9 of the next year. In connection with a recent amendment to our contract, our work program year end was changed to January 9 of each year beginning in 2010. From the beginning of the exploration stage of our contract through July 9, 2009, our minimum mandatory expenditure requirement totaled

$50,525,000. During that time period, we expended $264,690,000 in exploration activities, including the drilling of 24 wells and starting from July 10, 2009 to September 30, 2009 we expended $9,124,000. Our minimum work program requirement for the current period, which runs from July 10, 2009 to January 9, 2010 is $8,565,000. Thereafter, our minimum annual expenditure requirements are: $21,520,000 from January 2010 to January 2011; $27,300,000 from January 2011 to January 2012; and $14,880,000 from January 2012 to January 2013.

We began drilling in the fields of the ADE block in 2004. Since 2005 we have been drilling in the Southwest Block in the Kariman field. Our drilling activities have consisted in drilling an array of exploratory wells to delineate reservoir structures and developmental wells intended to provide income to the Company. During fiscal 2009 we completed a very active three-year drilling program. During this time we drilled 17 wells to an average depth of 3,800 meters. Beginning in September of 2008 we began to phase out our new well drilling activities and we have released four large drilling rigs since that date as current drilling projects were completed.

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

During the fiscal quarter ended September 30, 2009, our average daily crude oil production was 2,827 barrels per day. We expect our production to remain stable should our strategy of working with the centrifugal submersible pumps prove to be a long-lasting success. However, we do recognize that in order to significantly increase our production we will need to engage in additional exploration activities. Further exploration, including 3D seismic, re-opening of existing wells and drilling of new wells, will heavily depend on our ability to obtain additional funding. Given the unfavorable global economic outlook, the current status of the financial sector and our own current financial situation, it may be very difficult for us to obtain additional funding.

Results of Operations

Three months ended September 30, 2009, compared to the three months ended September 30, 2008.

Revenue and Production

The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the three months ended September 30, 2009 and the three months ended September 30, 2008.

			Three months ended September 30, 2009 to the three months ended September 30, 2008
	For the three	For the three	$	%
	months ended	months ended	Increase	Increase
	September 30, 2009	September 30, 2008	(Decrease)	(Decrease)

Production volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	260,123	310,999	(50,876)	(16%)
Barrels of Oil equivalent (BOE)	260,123	310,999	(50,876)	(16%)

Sales volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	282,889	309,521	(26,632)	(9%)
Barrels of Oil equivalent (BOE)	282,889	309,521	(26,632)	(9%)

Average Sales Price (1)
Natural gas ($ per Mcf)	-	-	-	-
Natural gas liquids ($ per Bbl)	-	-	-	-
Oil and condensate ($ per Bbl)	$ 56.82	$ 73.53	$ (16.71)	(23%)
Barrels of Oil equivalent ($ per BOE)	$ 56.82	$ 73.53	$ (16.71)	(23%)

Operating Revenue:
Natural gas	-	-	-	-
Natural gas liquids	-	-	-	-
Oil and condensate	$ 16,074,217	$ 22,758,160	$ (6,683,943)	(29%)
Gain on hedging and derivatives (2)	-	-	-	-

(1)	At times, we may produce more barrels than we sell in a given period. The average sales price is calculated based on the average sales price per barrel sold, not per barrel produced.
(2)	We did not engage in hedging transactions, including derivatives during the three months ended September 30, 2009, or the three months ended September 30, 2008.

            Revenues. We generate revenue under our exploration contract from the sale of oil recovered during test production. As a result of decreases in reservoir pressure in some of our existing wells, during the three months ended September 30, 2009 our oil production decreased 16% compared to the three months ended September 30, 2008.

During the three months ended September 30, 2009 we realized revenue from oil sales of $16,074,217 compared to $22,758,160 during the three months ended September 30, 2008. The significant contributing factors to the 29% decrease in revenue were a 23% decrease in the price per barrel we received for oil sales because of decreased world oil prices and increased sales to the local market coupled with a 9% decrease in sales volume as a result of decreased production. During the three months ended September 30, 2009 and 2008 we exported 81% and 98% of our oil, respectively, to the world markets and realized the world market price for those sales. Revenue from oil sold to the world markets made up 97% and 99% of total revenue, respectively, during the three months ended September 30, 2009 and 2008. We anticipate production to remain fairly constant and currently anticipate revenues will be flat quarter-on-quarter in upcoming quarters and will continue to be lower compared to the comparable prior year quarter.

As discussed above, our revenue is sensitive to changes in prices received for our oil. Political instability, the economy, changes in legislation and taxation, reductions in the amount of oil we are allowed to export to the world markets, weather and other factors outside our control may also have an impact on both supply and demand and on revenue.

Costs and Operating Expenses

The following table presents details of our costs and expenses for the three months ended September 30, 2009 and 2008:

	For the three months ended September 30, 2009	For the three months ended September 30, 2008
Expenses:
Export duty	$ -	$ 4,386,983
Oil and gas operating(1)	4,807,760	2,274,862
General and administrative	2,952,173	6,247,879
Depletion(2)	2,869,424	3,085,836
Interest expense	1,145,331	-
Accretion expenses	110,878	108,398
Amortization and depreciation	161,840	83,081
Consulting expenses	-	(3,065,000)
Total	$ 12,047,406	$ 13,122,039
Expenses ($ per BOE):
Oil and gas operating(1)	17.00	7.35
Depletion (2)	10.14	9.97

(1)	Includes transportation cost, production cost and ad valorem taxes.
(2)	Represents depletion of oil and gas properties only.

Export Duty. On April 18, 2008 the government of the Republic of Kazakhstan introduced an export duty on several products (including crude oil). We became subject to the duty in June 2008. The formula for determining the amount of the crude oil export duty was based on a sliding scale that was tied to the world market price for oil. The amount of the export duty changed with fluctuations in world oil prices. In December 2008 the government of the Republic of Kazakhstan repealed the export duty effective January 26, 2009. We are now subject to the new tax code that went into effect on January 1, 2009, as discussed in more detail below. As a result of the export duty being repealed, we paid no export duty during the three months ended September 30, 2009 compared to $4,386,983 during three months ended September 30, 2008. Export duty was not recorded as part of oil and gas operating expense and was not included in oil and gas operating expense per BOE calculation.

Oil and Gas Operating Expenses. During the three months ended September 30, 2009 we incurred $4,807,760 in oil and gas operating expenses compared to $2,274,862 during the three months ended September 30, 2008. This increase is primarily the result of a 387% increase in payments to the government in the form of taxes and a 152% increase in production expense for the three months period ended September 30, 2009 compared to the three months ended September 30, 2008, and was partially offset by 39% decrease in transportation expense for the same period.

Oil and Gas Operating Expenses for the three months ended September 30, 2009 and 2008 consist of the following expenses:

	For the three months ended September 30,
	2009		2008
	Total	Per BOE	Total	Per BOE
Oil and Gas Operating Expenses:
Production	$ 615,148	$ 2.17	$ 243,822	$ 0.79
Transportation	814,672	2.88	1,336,909	4.32
Royalty	-	-	694,131	2.24
Rent export tax	2,446,476	8.65	-	-
Mineral extraction tax	931,464	3.30	-	-
Total	$ 4,807,760	$ 17.00	$ 2,274,862	$ 7.35

The 152% increase in production expense during the three months ended September 30, 2009 compared to the quarter ended September 30, 2008 is due to purchase of light crude oil for blending purposes from a third party in amount of $465,832 during the three months ended September 30, 2009, and was partially offset by $94,506 or 39% decrease in payroll and related payments to production personnel during the three months ended September 30, 2009 compared to three months ended September 30, 2008. The decrease in payroll and related payments to production personnel is due to decreased production personnel as we have decreased our exploration activities.

Transportation expenses decreased by $522,237 or 39% as a result of the decreased volume of oil we produced and transported. We anticipate transportation expenses will continue to fluctuate in proportion to production volume.

The mineral extraction tax replaced the royalty we were paying under the prior version of the tax code. The rate of this tax depends upon annual production output. The new code currently provides for a 5% mineral extraction tax rate (6% in 2010 and 7% starting from 2011) on production sold to the export market, and a 2.5% tax rate (3% in 2010 and 3.5% starting from 2011) on production sold to the domestic market. During the three months ended September 30, 2009 mineral extraction tax paid to the government amounted to $931,464. During the quarter ended September 30, 2008, royalty payments were $694,131.

Rent export tax is calculated based on the export sales price and ranges from as low as 0% if the export sales price is less than $40 per barrel to as high as 32% if the price per barrel exceeds $190. During the three months ended September 30, 2009 rent export tax paid to the government amounted to $2,446,476. We were not subject to the rent export tax during the three months ended September 30, 2008.

We calculate oil and gas operating expense per BOE based on the volume of oil actually sold rather than production volume because not all volume produced during the period is sold during the period. The related production costs are expensed only for the units sold, not produced.

As a result of our decreased production, while oil and gas operating expenses increased by 111% on a cumulative basis during the three months ended September 30, 2009, expense per BOE during the same period increased by 131%. Expense per BOE is a function of total expense divided by the number of barrels of oil we sell. During the three months ended September 30, 2008 we sold 309,521 barrels of oil, during the three months ended September 30, 2009 we sold 282,889 barrels of oil. The 16% decrease in production coupled with the 111% increase in oil and gas operating expenses resulted in a $9.65, or 131%, increase in oil and gas operating expense per BOE.

General and Administrative Expenses. General and administrative expenses during the three months ended September 30, 2009 were $2,952,173 compared to $6,247,879 during the three months ended September 30, 2008. This represents a 53% decrease. This decrease in general and administrative expenses was the result of an 84% decrease in non-cash compensation expense which was coupled with:

•	a 56% decrease in other taxes;
•	a 54% decrease in professional services resulting from decrease in legal fees incurred in our ongoing litigation;
•	a 52% decrease in business trips and accommodation expenses;
•	a 49% decrease in rent expenses;
•	a 29% decrease in payroll expenses; and
•

a 1% increase in environmental payments for flaring of unused natural gas resulting from production. The amount of environmental payments totaled $148,969 and $147,020 during the three months ended September 30, 2009 and 2008, respectively.

During the three months ended September 30, 2009 we recognized non-cash compensation expense of $342,557 resulting from restricted stock grants previously made to employees. By comparison, during the three months ended September 30, 2008 we recognized non-cash compensation expense in the amount of $2,079,170 for restricted stock grants previously made to employees and outside consultants.

Depletion. Depletion expense for the three months ended September 30, 2009 decreased by $216,412 compared to the three months ended September 30, 2008. The major reason for this decrease in depletion expense was a 9% decrease in sales volume during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Amortization and Depreciation. Amortization and depreciation expense for the three months ended September 30, 2009 increased by a 95% compared to the three months ended September 30, 2008. The increase resulted from purchases of fixed assets.

Income from Operations. During the three months ended September 30, 2009 we realized income from operations of $4,026,811 compared to income from operations of $9,636,121 during the three months ended September 30, 2008. This decrease in income from operations during the three months ended September 30, 2009 is the result of the 29% decrease in revenue, which decrease was partially offset by an 8% decrease in total costs and operating expenses.

Other Income.During the three months ended September 30, 2009 we realized total other income of $13,198 compared to total other income of $193,905 during the three months ended September 30, 2008. The 93% decrease other income between the respective quarters is largely attributable to $176,899 interest income we received during the quarter ended September 30, 2008.

Net Income.For the foregoing reasons, during the three months ended September 30, 2009 we realized net income of $4,040,009 or $0.08 per share compared to net income of $9,830,026 or $0.21 per share for the three months ended September 30, 2008.

Results of Operations

Six months ended September 30, 2009, compared to the six months ended September 30, 2008.

Revenue and Production

The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the six months ended September 30, 2009 and the six months ended September 30, 2008.

			Six months ended September 30, 2009 to the six months ended September 30, 2008
	For the six	For the six	$	%
	months ended	months ended	Increase	Increase
	September 30, 2009	September 30, 2008	(Decrease)	(Decrease)

Production volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	484,810	639,367	(154,557)	(24%)
Barrels of Oil equivalent (BOE)	484,810	639,367	(154,557)	(24%)

Sales volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	505,439	637,278	(131,839)	(21%)
Barrels of Oil equivalent (BOE)	505,439	637,278	(131,839)	(21%)

Average Sales Price (1)
Natural gas ($ per Mcf)	-	-	-	-
Natural gas liquids ($ per Bbl)	-	-	-	-
Oil and condensate ($ per Bbl)	$ 55.08	$ 90.36	$ (35.28)	(39%)
Barrels of Oil equivalent ($ per BOE)	$ 55.08	$ 90.36	$ (35.28)	(39%)

Operating Revenue:
Natural gas	-	-	-	-
Natural gas liquids	-	-	-	-
Oil and condensate	$ 27,841,023	$ 57,585,384	$ (29,744,361)	(52%)
Gain on hedging and derivatives (2)	-	-	-	-

(1)	At times, we may produce more barrels than we sell in a given period. The average sales price is calculated based on the average sales price per barrel sold, not per barrel produced.
(2)	We did not engage in hedging transactions, including derivatives during the six months ended September 30, 2009, or the six months ended September 30, 2008.

Revenues. We generate revenue under our exploration contract from the sale of oil recovered during test production. As a result of decreases in reservoir pressure in some of our existing wells, during the six months ended September 30, 2009 our oil production decreased 24% compared to the six months ended September 30, 2008.

During the six months ended September 30, 2009 we realized revenue from oil sales of $27,841,023 compared to $57,585,384 during the six months ended September 30, 2008. The significant contributing factors to the 52% decrease in revenue were a 39% decrease in the price per barrel we received for oil sales and a 21% decrease in sales volume as a result of decreased production. During the six months ended September 30, 2009 and 2008 we exported 89% and 96% of our oil, respectively, to the world markets and realized the world market price for those sales. Revenue from oil sold to the world markets made up 98% and 99% of total revenue, respectively, during the six months ended September 30, 2009 and 2008.

Costs and Operating Expenses

The following table presents details of our costs and expenses for the six months ended September 30, 2009 and 2008:

	For the six months ended September 30, 2009	For the six months ended September 30, 2008
Expenses:
Export duty	$ -	$ 5,739,900
Oil and gas operating(1)	7,900,197	4,615,705
General and administrative	7,803,939	10,585,520
Depletion(2)	5,112,728	6,419,125
Interest expense	2,293,378	-
Accretion expenses	218,725	204,356
Amortization and depreciation	292,813	146,740
Consulting expenses	-	8,662,500
Total	$ 23,621,780	$ 36,373,846
Expenses ($ per BOE):
Oil and gas operating(1)	15.63	7.24
Depletion (2)	10.12	10.07

(1)	Includes transportation cost, production cost and ad valorem taxes.
(2)	Represents depletion of oil and gas properties only.

Export Duty. As noted above, in December 2008 the government repealed the export duty effective January 26, 2009. We are now subject to the new tax code that went into effect on January 1, 2009. As a result of the export duty being repealed, we paid no export duty during the six months ended September 30, 2009 compared to $5,739,900 during six months ended September 30, 2008. Export duty was not recorded as part of oil and gas operating expense and was not included in oil and gas operating expense per BOE calculation.

Oil and Gas Operating Expenses. During the six months ended September 30, 2009 we incurred $7,900,197 in oil and gas operating expenses compared to $4,615,705 during the six months ended September 30, 2008. This increase is primarily the result of a 247% increase in taxes paid to the government and a 75% increase in production expense for the six months period ended September 30, 2009 compared to the six months ended September 30, 2008, which was partially offset by 39% decrease in transportation expense for the same period.

Oil and Gas Operating Expenses for the six months ended September 30, 2009 and 2008 consist of the following expenses:

	For the six months ended September 30,
	2009		2008
	Total	Per BOE	Total	Per BOE
Oil and Gas Operating Expenses:
Production	$ 779,241	$ 1.54	$ 445,695	$ 0.70
Transportation	1,582,536	3.13	2,574,318	4.04
Royalty	-	-	1,595,692	2.50
Rent export tax	3,979,913	7.87	-	-
Mineral extraction tax	1,558,507	3.09	-	-
Total	$ 7,900,197	$ 15.63	$ 4,615,705	$ 7.24

The 75% increase in production expense during the six months ended September 30, 2009 compared to the six months ended September 30, 2008 is due to purchase of light crude oil for blending purposes from a third party in amount of $465,832 during the six months ended September 30, 2009, and was partially offset by $132,286 or 30% decrease in payroll and related payments to production personnel during the six months ended September 30, 2009 compared to six months ended September 30, 2008. The decrease in payroll and related payments to production personnel is due to decreases in production personnel as we have decreased our exploration activities.

Transportation expenses decreased by $991,782 or 39% as a result of the decreased volume of oil we produced and transported. We anticipate transportation expenses will continue to fluctuate in proportion to production volume.

As noted above, in January 2009 the mineral extraction tax replaced the royalty we were paying under the prior version of the tax code. During the six months ended September 30, 2009 mineral extraction tax paid to the government amounted to $1,558,507. During the six ended September 30, 2008, royalty payments were $1,595,692.

During the six months ended September 30, 2009 rent export tax paid to the government amounted to $3,979,913. We were not subject to the rent export tax during the six months ended September 30, 2008.

We calculate oil and gas operating expense per BOE based on the volume of oil actually sold rather than production volume because not all volume produced during the period is sold during the period. The related production costs are expensed only for the units sold, not produced.

Expense per BOE is a function of total expense divided by the number of barrels of oil we sell. During the six months ended September 30, 2008 we sold 637,278 barrels of oil, during the six months ended September 30, 2009 we sold 505,439 barrels of oil. The 24% decrease in production coupled with the 71% increase in oil and gas operating expenses resulted in a $8.39, or 116%, increase in oil and gas operating expense per BOE.

General and Administrative Expenses. General and administrative expenses during the six months ended September 30, 2009 were $7,803,939 compared to $10,585,520 during the six months ended September 30, 2008. This represents a 26% decrease. This decrease in general and administrative expenses was the result of the following:

•

a 65% decrease in environmental payments for flaring of decreased volumes of unused natural gas resulting from decreased production. The amount of environmental payments totaled $158,211 and $455,285 during the six months ended September 30, 2009 and 2008, respectively; and

•	a 63% decrease in other taxes; and
•	a 61% decrease in business trips and accommodation expenses; and
•	a 52% decrease in professional services resulting from decrease in legal fees incurred in our ongoing litigation; and
•	a 39% decrease rent expenses; and
•	a 21% decrease in payroll expenses.

During the six months ended September 30, 2009 we recognized non-cash compensation expense of $2,744,133 resulting from restricted stock grants previously made to employees. By comparison, during the six months ended September 30, 2008 we recognized non-cash compensation expense in the amount of $2,647,059 for restricted stock grants previously made to employees and outside consultants.

Depletion. Depletion expense for the six months ended September 30, 2009 decreased by $1,306,397 compared to the six months ended September 30, 2008. The major reason for this decrease in depletion expense was a 21% decrease in sales volume during the six months ended September 30, 2009 compared to the six months ended September 30, 2008.

Amortization and Depreciation. Amortization and depreciation expense for the six months ended September 30, 2009 increased 100% compared to the six months ended September 30, 2008. The increase resulted from purchases of fixed assets.

Income from Operations. During the six months ended September 30, 2009 we realized income from operations of $4,219,243 compared to income from operations of $21,211,538 during the six months ended September 30, 2008. This decrease in income from operations during the six months ended September 30, 2009 is the result of the 52% decrease in revenue, which decrease was partially offset by a 35% decrease in total costs and operating expenses.

Other Income/(Expense). During the six months ended September 30, 2009 we realized total other expense of $148,452 compared to total other income of $1,939,811 during the six months ended September 30, 2008. The change from other income to other expense between the respective periods is largely attributable to $1,650,293 we received from a Company’s shareholder during the six ended September 30, 2008, as disgorgement of profits earned in violation of the short-swing profit rules of Section 16b of the Securities Exchange Act of 1934.

Net Income. For the foregoing reasons, during the six months ended September 30, 2009 we realized net income of $4,070,491 or $0.09 per share compared to a net income of $23,151,349 or $0.50 per share for the six months ended September 30, 2008.

Liquidity and Capital Resources

For the period from inception on May 6, 2003 through September 30, 2009, we have incurred capital expenditures of $262,694,464 for exploration, development and acquisition activities. Funding for our activities has historically been provided by funds raised through the sale of our common stock and debt securities and revenue from oil sales. From inception to September 30, 2009 we raised approximately $94.6 million through the sale of our common stock. Additionally, during the quarter ended September 30, 2007 we completed the placement of $60 million in principal amount of 5.0% Convertible Senior Notes due in 2012. The net proceeds from the Note issuance of approximately $56.2 million were used to pursue our drilling program. For additional detail regarding the Notes, including adjustments to the initial conversion price and the registration right of the Noteholders, see Note 9 to the Notes to the Consolidated Financial Statements, September 30, 2009.

Problems in the credit markets, the significant declines in worldwide oil prices and volatility and downward trends in the stock markets have caused many junior exploration and production companies, including us, to seek additional capital in order to stay in business. Some companies have been acquired by larger companies and others have failed.

At September 30, 2009, our current liabilities exceeded current assets by $595,511. This continues to create liquidity problems for the Company in the near term. This gap in current liabilities over current assets arose from the steep decline in world oil prices, a drop in our current oil production and the export duty imposed by the government at a time when we were under contractual obligation to drill wells at four locations in the contract territory. In an effort to correct this situation we have ceased drilling new wells and we are working with creditors to establish payment schedules or other arrangements to reduce our current liabilities and continue operations. We have no assurance that we will be successful in negotiating favorable terms with our creditors.

Cash Flows

During the six months ended September 30, 2009 cash was primarily used to fund exploration expenditures. See below for additional discussion and analysis of cash flow.

	Six months ended	Six months ended
	September 30, 2009	September 30, 2008

Net cash provided by operating activities	$8,521,241	$44,873,497
Net cash used in investing activities	$(7,767,043)	$(50,202,387)
Net cash provided by financing activities	$(1,500,000)	$50,001
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(745,802)	$(5,278,889)

Our principal source of liquidity during the six months ended September 30, 2009 was cash and cash equivalents. At March 31, 2009 cash and cash equivalents totaled approximately $6.8 million. At September 30, 2009 cash and cash equivalents had decreased to approximately $6 million. During the six months ended September 30, 2009 we spent approximately $7.8 million to fund our drilling and development activities.

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

Contractual Obligations and Contingencies

The following table lists our significant commitments at September 30, 2009, excluding current liabilities as listed on our consolidated balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital Expenditure Commitment(1)	$ 63,700,000	$ 16,140,000	$ 43,840,000	$ 3,720,000	$ -
Due to the Government of the Republic of Kazakhstan(2)	11,844,880	225,000	8,758,660	2,861,220	-
Liquidation Fund	4,482,719	-	-	4,482,719	-
Convertible Notes with Interest(3)	73,323,785	3,000,000	70,323,785	-	-
Total	$ 153,351,384	$ 19,365,000	$ 122,922,445	$ 11,063,939	$ -

(1)   Under the terms of our subsurface exploration contract we are required to spend a total of $72.7 million in exploration activities on our properties, including a minimum of $8.6 million by January 2010, $21.5 million by January 2011, $27.3 million by January 2012 and $14.9 million by January 2013. As of June 30, 2009, we have spent a total of $264.7 million in exploration activities.

(2)   In connection with our acquisition of the oil and gas contract covering the ADE Block, the Southeast Block and the Northwest Block, we are required to repay the ROK for historical costs incurred by it in undertaking geological and geophysical studies and infrastructure improvements. Our repayment obligation for the ADE Block is $5,994,200 and our repayment obligation for the Southeast Block is $5,350,680. We anticipate we will also be obligated to assume a repayment obligation in connection with the Northwest Block, although we do not yet know the amount of such obligation. The terms of repayment of these obligations, however, will not be determined until such time as we apply for and are granted commercial production rights by the ROK. Should we decide not to pursue commercial production rights, we can relinquish the ADE Block, the Southeast Block and/or the Northwest Block to the ROK in satisfaction of their associated obligations. The recent addenda to our exploration contract which granted us with the extension of exploration period and the rights to the Northwest Block also require us to:

•	make additional payments to the liquidation fund, stipulated by the Contract;
•	make a one-time payment in the amount of $200,000 to the Astana Fund by the end of 2010; and
•	make annual payments to social projects of the Mangistau Oblast in the amount of $50,000 during 2009 and $100,000 from 2010 to 2012.
(3)

On July 16, 2007 the Company completed the private placement of $60 million in principal amount of 5.0% convertible senior notes due 2012 (“Notes”). The Notes carry a 5% coupon and have a yield to maturity of 6.25%. Interest will be paid at a rate of 5.0% per annum on the principal amount, payable semiannually. The Notes are callable and subject to early redemption in July 2010. Unless previously redeemed, converted or purchased and cancelled, the Notes will be redeemed by the Company at a price equal to 107.2% of the principal amount thereof on July 13, 2012. The Notes constitute direct, unsubordinated and unsecured, interest bearing obligations of the Company. For additional details regarding the terms of the Notes, see Note 9 – Convertible Notes Payable to the notes to our Unaudited Consolidated Financial Statements.

Off-Balance Sheet Financing Arrangements

As of September 30, 2009, we had no off-balance sheet financing arrangements.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Our primary market risks are fluctuations in commodity prices and foreign currency exchange rates. We do not currently use derivative commodity instruments or similar financial instruments to attempt to hedge commodity price risks associated with future crude oil production.

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for crude oil. Prices also affect the amount of cash flow available for capital expenditures and our ability to either borrow or raise additional capital. Price affects our ability to produce crude oil economically and to transport and market our production either through export to international markets or within Kazakhstan. Our second fiscal quarter 2010 crude oil sales in the international export market were based on prevailing market prices at the time of sale less applicable discounts due to transportation.

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

During the fiscal quarter ended September 30, 2009, we sold 282,889 barrels of oil and condensate. We realized an average sales price per barrel of $56.82. For purposes of illustration, assuming the same sales volume but decreasing the average sales price we receive from oil sales by $5.00 and $10.00 respectively would change total revenue from oil sales as follows:

	Average Price Per Barrel	Barrels of Oil Sold	Approximate Revenue from Oil Sold (in thousands)	Reduction in Revenue (in thousands)
Actual sales for the three months ended September 30, 2009	$ 56.82	282,889	$ 16,074	$ -
Assuming a $5.00 per barrel reduction in average price per barrel	$ 51.82	282,889	$ 14,660	$ 1,414
Assuming a $10.00 per barrel reduction in average price per barrel	$ 46.82	282,889	$ 13,245	$ 2,829

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

Our foreign-denominated monetary assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rate at September 30, 2009 would have affected our net income by less than $1 million.

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

As of the end of the period covered by this report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.

BMB MUNAI, INC.

Date:	November 9, 2009	/s/ Gamal Kulumbetov
Gamal Kulumbetov
Chief Executive Officer

Date:	November 9, 2009	/s/ Evgeniy Ler
Evgeniy Ler
Chief Financial Officer