Form 10-K/A
period 2009-03-31
BMB MUNAI INC
filed 2009-11-12
CIK 924805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

Explanatory Note to Amendment No. 2 to Annual Report on Form 10-K

BMB Munai, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Second Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on June 15, 2009 (the “Original Annual Report”) as amended by Amendment No. 1 to Annual Report on Form 10-K filed by the Company on October 23, 2009 (the "First Amendment").  This Second Amendment is being filed to provide a corrected report from the Company's independent registered public accounting firm which references the restatements to our financial statement and includes an updated report date with regard to such restatements. Also, Note 13 Income Taxes of our Notes to Consolidated Financials Statements is hereby amended to include the word "restated" beneath the dates in the applicable columns of all restated charts in Note 13 Income Taxes.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Second Amendment also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certification exhibits, signatures and the Exhibits index contained in Item 15 of the report have been revised accordingly. New consents of Hansen, Barnett & Maxwell, P.C. and Chapman Petroleum Engineering, Ltd. have also been included to the incorporation by reference of this Amendment into the Registration Statement of the Company on Form S-3, as amended, currently on file with the Securities and Exchange Commission.

This Second Amendment speaks only to the original filing date of the Original Annual Report, and except for those Items discussed in this explanatory note, is unchanged from the Original Annual Report, as amended by the First Amendment. This Second Amendment does not reflect events after the filing of the Original Annual Report or modify or update those disclosures affected by subsequent events. Therefore, you should read this Second Amendment together with the other reports of the Company that update and supersede the information contained in this Second Amendment.

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

Financial Statements

Report of Independent Registered Public Accounting Firm – Hansen, Barnett & Maxwell, P.C. dated June 10, 2009 and October 20, 2009

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

Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended March 31, 2009, 2008 and 2007

Notes to the Consolidated Financial Statements

Supplementary Financial Information of Oil and Natural Gas Exploration, Development and Production Activities (unaudited)

                Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

                Exhibits

Exhibit No.	Exhibit Description

2.1	Certificate of Merger dated February 15, 1994(1)
2.2	Plan and Agreement of Merger dated February 15, 1994(2)
2.3	Plan and Agreement of Merger(7)
3.1	Certificate of Incorporation of AU ‘N AUG dated February 15, 1994(1)
3.2	Certificate of Amendment to Certificate of Incorporation of AU ‘N AUG dated April 11, 1994(1)
3.3	Certificate of Amendment to Certificate of Incorporation of InterUnion Financial Corporation dated October 17, 1994(1)
3.4	Amended Certificate of Incorporation(8)
3.5	Articles of Incorporation of BMB Munai, Inc.(13)
3.6	Amendment to Articles of Incorporation of BMB Munai, Inc.(16)
3.7	Bylaws of InterUnion Financial Corporation(1)
3.8	Amended By-Laws(11)
3.9	By-Laws of BMB Munai, Inc. (as amended through January 13, 2005)(13)
3.10	By-Laws of BMB Munai, Inc. (as amended through June 23, 2006)(16)
3.11	Certificate of Amendment of By-Laws of BMB Munai, Inc. (as amended through March 26, 2008) (22)
4.1	Instruments Defining the Rights of Security Holders Including Indentures(2)
4.2	BMB Munai, Inc. 2004 Stock Incentive Plan(12)
4.3	Registration Rights Agreement dated December 2005(15)
4.4	Trust Deed Relating to U.S. $60,000,000 5.0 per cent Convertible Notes due 2012(19)
4.5	Registration Rights Agreement dated July 13, 2007(19)
4.6	Paying and Conversion Agency Agreement dated July 13, 2007(19)
4.7	Form of 5.0% Convertible Notes due 2012(19)
4.8	Indenture dated September 19, 2007(20)
4.9	Form of 5.0% Convertible Senior Note due 2012(20)
4.10	BMB Munai, Inc. 2009 Equity Incentive Plan(23)
10.1	ITM Software Development Agreement(2)
10.2	Letter of Understanding dated November 30, 1995(2)
10.3	Investment Management Agreement dated December 20, 1995(3)
10.4	Agreement between Havensight Holdings Ltd. and InterUnion Financial Corporation dated January 19, 1995(3)
10.5	Letter of Understanding dated September 26, 1996(4)
10.6	Letter Agreement dated January 7, 1997(4)
10.7	Amendment to Letter of Understanding dated April 16, 1997(5)
10.8	Services Agreement dated July 5, 2002(6)
10.9	Agency Agreement dated November 26, 2003(7)
10.10	Share Purchase and Sale Agreement dated May 24, 2004(9)

10.11	Addendum No.3 to Emir Oil Contract(14)
10.12	Form Restricted Stock Agreement of BMB Munai, Inc. dated March 30, 2007 (17)
10.13	Form Employment Agreement(18)
10.14	Placement Agreement dated July 13, 2007(19)
10.15	Indenture dated September 19, 2007(20)
10.16	Consulting Agreement dated November 19, 2007(21)
10.17	Addendum No. 5 to Emir Oil Contract(24)
10.18	Form Restricted Stock Agreement of BMB Munai, Inc. dated July 17, 2008 (25)
10.19	Employment Agreement – Leonard Stillman(25)
10.20	Revised Consulting Agreement dated September 16, 2008(26)
10.21	Addendum No. 6 to Emir Oil Contract(27)
10.22	Addendum No. 7 to Emir Oil Contract(28)
10.23	Contract No. EO-EAO/30-12 for the Sales and Purchase of Crude Oil (export)(29)
10.24	Additional Agreement #9A to the Contract No. EO-EAO/30-12(29)
10.25	Enclosure #1 to the Contract No. EO-EAO/30-12(29)
10.26	Additional Agreement #27A to the Contract No. EO-EAO/30-12(29)
12.1	Computation of Earnings to Fixed Charges(29)
14.1	Code of Ethics(10)
21.1	Subsidiaries(28)
23.1	Consent of Chapman Petroleum Engineering Ltd., Independent Petroleum Engineers*
23.2	Consent of Hansen, Barnett & Maxwell, P.C., Independent Registered Public Accounting Firm*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

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

BMB MUNAI, INC.

Dated: November 12, 2009	/s/ Gamal Kulumbetov
Gamal Kulumbetov
Chief Executive Officer

Dated: November 12, 2009	/s/ Evgeny Ler
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

As discussed in Note 2 to the financial statements, the March 31, 2008 and 2007 financials statements have been restated due to accounting errors in those periods relating to the Company's accounting for deferred income taxes.

/s/ Hansen, Barnett & Maxwell, P.C.
HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

June 10, 2009, except for Note 2
As to which the date is October 20, 2009

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Earnings and (losses) before income taxes derived from United States and foreign operations are as follows:

	Year ended March 31, 2009	Year ended March 31, 2008	Year ended March 31, 2007

United States	$ (12,937,563)	$(1,827,168)	$(1,506,175)
Kazakhstan	29,066,849	33,034,150	3,398,946
	$16,129,286	$31,206,982	$1,892,771

The income tax benefit in the Consolidated Statements of Operations is comprised of:

	Year ended March 31, 2009	Year ended March 31, 2008 (Restated)	Year ended March 31, 2007 (Restated)

Current tax expense	$ -	$ -	$ 124,202
Deferred tax benefit	(1,028,272)	(103,582)	(419,531)
	$ (1,028,272)	$ (103,582)	$ (295,329)

The difference between the income tax expense/(benefit) reported and amounts computed by applying the U.S. Federal rate to pretax income consisted of the following:

	Year ended March 31, 2009	Year ended March 31, 2008 (Restated)	Year ended March 31, 2007 (Restated)

Tax at federal statutory rate (34%)	$ 5,483,957	$10,610,374	$643,542
Effect of lower foreign tax rates	(1,601,126)	(876,907)	(75,711)
Tax benefit from exploration stage	(7,243,413)	(10,301,168)	(1,019,684)
Current income tax in Kazakhstan	-	-	124,202
Non-deductible expenses	2,332,310	464,119	32,322
	$ (1,028,272)	$ (103,582)	$ (295,329)

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