Form 10-Q
period 2009-12-31
BMB MUNAI INC
filed 2010-02-09
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2009

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
Yes  [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, or non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated Filer [  ]                                                                Accelerated Filer  [X]
Non-accelerated Filer [  ]                                                                Smaller Reporting Company [  ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes  [  ]     No  [X]

As of February 9, 2010, the registrant had 51,865,015 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1 - Unaudited Consolidated Financial Statements
BMB MUNAI, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Notes	December 31, 2009	March 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$ 7,243,988	$ 6,755,545
Trade accounts receivable		5,514,368	3,081,573
Prepaid expenses and other assets, net	4	3,398,136	3,054,078
Total current assets		16,156,492	12,891,196

LONG TERM ASSETS
Oil and gas properties, full cost method, net	5	238,622,602	238,728,413
Gas utilization facility	6	13,569,738	13,470,631
Inventories for oil and gas projects	7	13,847,712	14,002,146
Prepayments for materials used in oil and gas projects		127,757	122,040
Other fixed assets, net		3,110,263	3,629,108
Long term VAT recoverable	8	2,749,792	2,423,940
Convertible notes issue cost		1,921,984	2,490,370
Restricted cash		764,060	588,217
Total long term assets		274,713,908	275,454,865

TOTAL ASSETS		$ 290,870,400	$ 288,346,061

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	17	6,065,326	21,771,137
Accrued coupon payment		1,391,667	641,667
Accrued liabilities and other payables		4,815,382	1,697,097
Total current liabilities		12,272,375	24,109,901

LONG TERM LIABILITIES
Convertible notes issued, net	9	61,965,781	61,331,521
Liquidation fund	10	4,596,409	4,263,994
Deferred taxes	15	6,516,444	6,516,444
Total long term liabilities		73,078,634	72,111,959

COMMITMENTS AND CONTINGENCIES	18	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	11	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized, 50,365,015 and 47,378,420 shares outstanding, respectively	11	50,365	47,378
Additional paid in capital	11, 17	160,227,969	151,513,638
Retained earnings		45,241,057	40,563,185
Total shareholders’ equity		205,519,391	192,124,201

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 290,870,400	$ 288,346,061

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		Three months ended December 31,		Nine months ended December 31,
	Notes	2009 (unaudited)	2008 (unaudited)	2009 (unaudited)	2008 (unaudited)

REVENUES	12	$ 13,894,712	$ 4,883,790	$ 41,735,735	$ 62,469,174

COSTS AND OPERATING EXPENSES
Export duty	13	-	2,172,559	-	7,912,459
Oil and gas operating		5,785,214	1,449,981	13,685,411	6,065,686
General and administrative		2,946,160	6,764,698	10,750,099	17,350,218
Consulting expenses		-	-	-	8,662,500
Depletion		2,840,787	2,686,439	7,953,515	9,105,564
Interest expense		1,159,268	-	3,452,646	-
Amortization and depreciation		161,943	71,870	454,756	218,610
Accretion expense		113,690	121,138	332,415	325,494

Total costs and operating expenses		13,007,062	13,266,685	36,628,842	49,640,531

INCOME / (LOSS) FROM OPERATIONS		887,650	(8,382,895)	5,106,893	12,828,643

OTHER INCOME / (EXPENSE)
Foreign exchange (loss)/gain, net		(293,438)	90,769	(331,668)	132,344
Disgorgement funds received	14	-	-	-	1,650,293
Interest income		73,229	59,754	152,666	366,945
Other (expense)/income, net		(60,360)	(60,610)	(250,019)	(119,858)
Total other income/(expense)		(280,569)	89,913	(429,021)	2,029,724

INCOME / (LOSS) BEFORE INCOME TAXES		607,081	(8,292,982)	4,677,872	14,858,367

INCOME TAX EXPENSE	15	-	-	-	-

NET INCOME / (LOSS)		$ 607,081	$ (8,292,982)	$ 4,677,872	$ 14,858,367

BASIC NET INCOME / (LOSS) PER COMMON SHARE	16	$ 0.01	$ (0.18)	$ 0.09	$ 0.32
DILUTED NET INCOME / (LOSS) PER COMMON SHARE	16	$ 0.01	$ (0.18)	$ 0.09	$ 0.32

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		For the Nine Months Ended December 31,
	Notes	2009 (unaudited)	2008 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$ 4,677,872	$ 14,858,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion	5	7,953,515	9,105,564
Amortization and depreciation		454,756	218,610
Interest expense		3,452,646	-
Accretion expense	10	332,415	325,494
Share based compensation expense	11	2,744,133	12,731,285
Loss on disposal of fixed assets		31,192	-
Changes in operating assets and liabilities:
(Increase)/decrease in trade accounts receivable		(2,432,795)	5,150,711
(Increase)/decrease in prepaid expenses and other assets		(344,058)	126,231
Increase in VAT recoverable		(325,852)	(678,104)
(Decrease)/increase in current liabilities		(6,614,341)	10,422,573
Net cash provided by operating activities		9,929,483	52,260,731

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	5	(7,050,204)	(52,562,606)
Purchase of other fixed assets		(311,679)	(4,160,814)
Cash paid for convertible notes coupon, capitalized as oil and gas properties	9	-	(1,500,000)
Increase in inventories and prepayments for materials used in oil and gas projects		(403,314)	(3,157,784)
Increase in construction in progress		-	(580,000)
Increase in restricted cash		(175,843)	(114,705)
Net cash used in investing activities		(7,941,040)	(62,075,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options and warrants		-	50,001
Cash paid for convertible notes coupon	9	(1,500,000)	-
Net cash (used in)/provided by financing activities		(1,500,000)	50,001

NET CHANGE IN CASH AND CASH EQUIVALENTS		488,443	(9,765,177)
CASH AND CASH EQUIVALENTS at beginning of period		6,755,545	17,238,837
CASH AND CASH EQUIVALENTS at end of period		$ 7,243,988	$ 7,473,660

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(CONTINUED)

		For the Nine Months Ended December 31,
	Notes	2009 (unaudited)	2008 (unaudited)

Non-Cash Investing and Financing Activities
Asset retirement obligation incurred in property development, net of estimate revision	10	$ -	$ 843,485
Coupon payment on convertible notes, capitalized as part of oil and gas properties	9	-	2,250,000
Accretion of discount on convertible notes, capitalized as part of oil and gas properties	9	-	596,654
Amortization of convertible notes issue costs, capitalized as part of oil and gas properties		-	568,386
Transfer of inventory and prepayments for materials used in oil and gas projects to oil and gas properties		477,031	-
Depreciation on other fixed assets capitalized as oil and gas properties		344,576	169,895
Transfers from oil and gas properties, construction in progress and other fixed assets to gas utilization facility		99,107	-
Issuance of common stock for the settlement of liabilities	17	$ 5,973,185	$ - -

See notes to the unaudited consolidated financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 – DESCRIPTION OF BUSINESS

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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
DECEMBER 31, 2009

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
DECEMBER 31, 2009

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

Major Customers

During the nine months ended December 31, 2009 and 2008, sales to one customer represented 94% and 81% of total sales, respectively.  At December 31, 2009 and 2008, this customer made up 89% and 100% of accounts receivable, respectively. While the loss of this foregoing customer could have a material adverse effect on the Company in the short-term, the loss of this customer should not materially adversely affect the Company in the long-term because of the available market for the Company’s crude oil and natural gas production from other purchasers.

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
DECEMBER 31, 2009

The Company has a stock option plan as described in Note 11. Compensation expense for options and stock granted to employees is determined based on their fair values at the time of grant, the cost of which is recognized in the Consolidated Statements of Operations over the vesting periods of the respective options.

Share-based compensation incurred for the nine months ended December 31, 2009 and 2008 was $2,744,133 and $12,731,285, respectively.

Risks and uncertainties

The ability of the Company to realize the carrying value of its assets is dependent on being able to develop, transport and market oil and gas. Currently exports from the Republic of Kazakhstan are primarily dependent on transport routes either via rail, barge or pipeline, through Russian territory. Domestic markets in the Republic of Kazakhstan historically and currently do not permit world market price to be obtained. Management believes that over the life of the project, transportation options will improve as additional pipelines and rail-related infrastructure are built that will increase transportation capacity to the world markets; however, there is no assurance that this will happen in the near future.

Recognition of revenue and cost

Revenue and associated costs from the sale of oil are charged to the period when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, collectability is reasonably assured, delivery of oil has occurred or when ownership title transfers. Produced but unsold products are recorded as inventory until sold.

During the nine months ended December 31, 2009, the Company purchased light crude oil from a third party for the purpose of blending the oil with the Company’s own production. The cost of this purchased crude oil is recorded as part of oil and gas operating expenses.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Mineral Extraction Tax

The mineral extraction tax replaced the royalty expense the Company had paid. The rate of this tax depends on annual production output. The new code currently provides for a 5% mineral extraction tax rate (6% starting from 2012 and 7% starting from 2013) on production sold to the export market, and a 2.5% tax rate (3% in 2012 and 3.5% starting from 2013) on production sold to the domestic market. The mineral extraction tax expense is reported as part of oil and gas operating expense.

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
DECEMBER 31, 2009

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

Inventories

Inventories of equipment for development activities, tangible drilling materials required for drilling operations, spare parts, diesel fuel, and various ma terials for use in oil field operations are recorded at the lower of cost and net realizable value. Under the full cost method, inventory is transferred to oil and gas properties when used in exploration, drilling and development operations in oilfields.

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

The Company periodically assesses its inventories for obsolete or slow moving stock and records an appropriate provision, if there is any. The Company has assessed inventory at December 31, 2009 and no provision for obsolete inventory has been provided.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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
DECEMBER 31, 2009

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities.  The guidance applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. It states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents  (whether  paid  or  unpaid)  are  participating  securities and shall be included in the computation of EPS pursuant to the two-class method. The Company adopted this guidance on April 1, 2009 and has included certain share-based payment awards in its calculation of basic weighted average shares in the EPS calculation.  Accordingly, all prior-period EPS data presented has been adjusted retrospectively to conform to the provisions of this guidance. Management has determined that the adoption of this guidance does not have a material impact on the Company’s  financial position and results of operations, although prior-period EPS data is affected.

In June 2009, the FASB established the FASB Accounting Standards Codification (Codification), which officially commenced July 1, 2009, to become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  Generally, the Codification is not expected to change US GAAP.  All other accounting literature excluded from the Codification will be considered nonauthoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted the new standards for its quarter ending December 31, 2009.  All references to authoritative accounting literature are now referenced in accordance with the Codification.

In May 2009, the FASB issued new standards which establish the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, the new standards set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (through the date that the financial statements are issued or are available to be issued). The guidance also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted the new standards as of June 30, 2009. The Company has evaluated subsequent events after the balance sheet date of December 31, 2009 through the time of filing with the Securities and Exchange Commission (SEC) on February 9, 2010 which is the date the financial statements were issued.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Recent accounting pronouncements

In December 2008, the SEC announced that it had approved revisions to modernize the oil and gas reserve reporting disclosures. The new disclosure requirements include provisions that:

●
Introduce a new definition of oil and gas producing activities. This new definition allows companies to include in their reserve base volumes from unconventional resources. Such unconventional resources include bitumen extracted from oil sands and oil and gas extracted from coal beds and shale formations.

●
Report oil and gas reserves using an unweighted average price using the prior 12-month period, based on the closing prices on the first day of each month, rather than year-end prices. The SEC indicated that they will continue to communicate with the FASB staff to align their accounting standards with these rules. The FASB currently requires a single-day, year-end price for accounting purposes.

●	Permit companies to disclose their probable and possible reserves on a voluntary basis. In the past, proved reserves were the only reserves allowed in the disclosures.

●	Requires companies to provide additional disclosure regarding the aging of proved undeveloped reserves.

●	Permit the use of reliable technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes.

●	Replace the existing “certainty” test for areas beyond one offsetting drilling unit from a productive well with a “reasonable certainty” test.

●
Require additional disclosures regarding the qualifications of the chief technical person who oversees the company’s overall reserve estimation process. Additionally, disclosures regarding internal controls over reserve estimation, as well as a report addressing the independence and qualifications of its reserves preparer or auditor will be mandatory.

The Company will begin complying with the disclosure requirements in its annual report on Form 10-K for the year ending March 31, 2010. The new rules may not be applied to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required.

The SEC is coordinating with the FASB to obtain the revision necessary to US GAAP concerning financial accounting and reporting by oil and gas producing companies and disclosures about oil and gas producing activities to provide consistency with the new rules.  During September 2009, the FASB issued an exposure draft of a proposed Accounting Standards Update, “Oil and Gas Reserves Estimation and Disclosures”. The proposed Update would amend existing standards to align the reserves calculation and disclosure requirements under US GAAP with the requirements in the SEC rules. As proposed, the Update would be effective for annual reporting periods ending on or after December 31, 2009, and would be applied prospectively as a change in estimate. The Company is currently in the process of evaluating the new requirements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Accounting for Transfers of Financial Assets - In June 2009, the FASB issued accounting guidance which will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures.  This guidance will be effective at the beginning of the first fiscal year beginning after November 15, 2009. Early application is not permitted.

Disclosures about Fair Value Measurements – In January 2010, the FASB issued guidance which requires an entity to disclose the following:
  Separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe reasons for the transfers.
  Present separately information about purchases, sales, issuances and settlements, on a gross basis, rather than on one net number, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).
  Provide fair value measurement disclosures for each class of assets and liabilities.
  Provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or Level 3.
This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance and settlement on the forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010. The Company is currently in the process of evaluating the new requirements.

NOTE 3 – CASH AND CASH EQUIVALENTS

As of December 31, 2009 and March 31, 2009, cash and cash equivalents included:

	December 31, 2009	March 31, 2009

U.S. Dollars	$ 6,595,597	$ 6,030,173
Foreign currency	648,391	725,372
	$ 7,243,988	$ 6,755,545

As of December 31, 2009 and March 31, 2009, cash and cash equivalents included $1,321,741 and $2,371,558 placed in money market funds having 30 day simple yields of 0.01% and 0.13%, respectively.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of December 31, 2009 and March 31, 2009, were as follows:

	December 31, 2009	March 31, 2009

Advances for services	$ 1,809,004	$ 2,740,915
Other	1,589,132	313,163
	$ 3,398,136	$ 3,054,078

NOTE 5 – OIL AND GAS PROPERTIES

Oil and gas properties using the full cost method as of December 31, 2009 and March 31, 2009, were as follows:

	December 31, 2009	March 31, 2009

Cost of drilling wells	$ 96,278,242	$ 96,203,705
Professional services received in exploration and development activities	60,997,714	55,424,910
Material and fuel used in exploration and development activities	52,018,937	51,273,747
Subsoil use rights	20,788,119	20,788,119
Geological and geophysical	7,883,856	7,870,516
Deferred tax	7,219,219	7,219,219
Capitalized interest, accreted discount and amortised bond issue costs on convertible notes issued	6,633,181	6,633,181
Infrastructure development costs	1,403,456	1,245,298
Other capitalized costs	16,579,851	15,296,176
Accumulated depletion	(31,179,973)	(23,226,458)
	$ 238,622,602	$ 238,728,413

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
DECEMBER 31, 2009

The Facility was completed on January 1, 2009. All costs associated with the completion of the Facility, which includes amounts previously classified as construction in progress, have been reported as Gas Utilization Facility on the balance sheet.

During the nine months ended December 31, 2009, the Company made payment to Ecotechnic Chemicals AG in the amount of $75,000 and contributed property totalling $24,107 to the completion of the Facility.

No depreciation expense was recognized for Gas Utilization Facility during the nine months ended December 31, 2009 because during this period it operated in the test mode.

NOTE 7 – INVENTORIES FOR OIL AND GAS PROJECTS

As of December 31, 2009 and March 31, 2009 inventories included:

	December 31, 2009	March 31, 2009

Construction material	$ 12,842,270	$ 12,962,397
Spare parts	87,922	84,524
Crude oil produced	5,322	5,029
Other	912,198	950,196
	$ 13,847,712	$ 14,002,146

NOTE 8 – LONG TERM VAT RECOVERABLE

As of December 31, 2009 and March 31, 2009, the Company had long term VAT recoverable in the amount of $2,749,792 and $2,423,940, respectively. The VAT recoverable is a Tenge denominated asset due from the Republic of Kazakhstan. The VAT recoverable consists of VAT paid on local expenditures and imported goods. VAT charged to the Company is recoverable in future periods as either cash refunds or offsets against the Company’s fiscal obligations, including future income tax liabilities. Management cannot estimate which part of this asset will be realized in the current year because, in order to return funds or offset this tax with other taxes, a tax examination must be performed by local Kazakhstan tax authorities. During the nine months ended December 31, 2009, the Company received refunds of VAT in the amount of $910,057.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 9 – CONVERTIBLE NOTES PAYABLE

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
DECEMBER 31, 2009

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

The Company granted a registration right to the Noteholders. The Company agreed to file, pursue to effectiveness and maintain effective a registration statement in respect of the Notes and the underlying shares of common stock issuable upon the conversion of the Notes (collectively, the “Covered Securities”), until such time as all Covered Securities:

●	have been effectively registered under the Securities Act and disposed of in accordance with the registration statement relating thereto;

●	may be resold without restriction pursuant to Rule 144 under the Securities Act or any successor provision thereto;

●
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

●	have been publicly sold pursuant to Rule 144 under the Securities Act or any successor provision thereto.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

On October 19, 2007 the Company filed with the U.S. Securities and Exchange Commission (“SEC”) a registration statement on Form S-3, as amended on October 25, 2007 and January 23, 2008, (the “Shelf Registration Statement”) registering the Covered Securities for resale. The Shelf Registration Statement was declared effective by the SEC on January 25, 2008.

As of December 31, 2009 and March 31, 2009, the convertible notes payable amount is presented as follows:

	December 31, 2009	March 31, 2009

Convertible notes redemption value	$ 64,323,785	$ 64,323,785
Unamortized discount	(2,358,004)	(2,992,264)
	$ 61,965,781	$ 61,331,521

As of December 31, 2009 and March 31, 2009, the Company has accrued interest of $1,391,667 and $641,667, respectively, relating to the convertible notes outstanding. The Company has also amortized the discount on the convertible notes (difference between the redemption amount and the carrying amount as of the date of issue) in the amount of $1,965,781 and $1,331,521 as of December 31, 2009 and March 31, 2009, respectively. The carrying value of convertible notes will be accreted to the redemption value of $64,323,785.

NOTE 10 – LIQUIDATION FUND

A reconciliation on the Liquidation Fund (Asset Retirement Obligation) at December 31, 2009 and March 31, 2009 is as follows:

Total

At March 31, 2009	$ 4,263,994
Accrual of liability	-
Accretion expenses	332,415
At December 31, 2009	$ 4,596,409

Management believes that the liquidation fund should be accrued for future abandonment costs of 24 wells located in the Dolinnoe, Aksaz, Emir and Kariman oil fields. Management believes that these obligations are likely to be settled at the end of the production phase at these oil fields.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

At December 31, 2009, undiscounted expected future cash flows that will be required to satisfy the Company’s obligation by 2013 for the Dolinnoe, Aksaz, Emir and Kariman fields, respectively, are $6,204,545. After application of a 10% discount rate, the present value of the Company’s liability at December 31, 2009 and March 31, 2009 was $4,596,409 and $4,263,994, respectively.

NOTE 11 – SHARE AND ADDITIONAL PAID IN CAPITAL

Share-Based Compensation

On July 17, 2008 the shareholders of the Company approved the BMB Munai, Inc. 2009 Equity Incentive Plan (“2009 Plan”) to provide a means whereby the Company could attract and retain employees, directors, officers and others upon whom the responsibility for the successful operations of the Company rests through the issuance of equity awards. 5,000,000 common shares are reserved for issuance under the 2009 Plan. Under the terms of the 2009 Plan the board of directors determines the terms of the awards made under the 2009 Plan, within the limits set forth in the 2009 Plan guidelines.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Non-cash compensation expense in the amount of $567,889 was recognized in the Consolidated Statement of Operations and Consolidated Balance Sheet for the nine months ended December 31, 2009.

As of December 31, 2009, there was no unrecognized non-cash compensation expense related to non-vested share-based compensation arrangements granted under the Plan.

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
DECEMBER 31, 2009

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

Non-cash compensation expense in the amount of $2,176,244 was recognized in the Consolidated Statement of Operations and Consolidated Balance Sheet for the nine months ended December 31, 2009.

As of December 31, 2009, there was no unrecognized non-cash compensation expense related to non-vested share-based compensation arrangements granted under the Plan.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

On November 12, 2004, the Company granted stock options to its former corporate secretary for past services rendered. These options grant the employee the right to purchase up to 60,000 shares of the Company’s common stock at an exercise price of $4.00 per share. The options vested immediately and expire five years from the date of grant. In April 2006, options to acquire 7,200 common shares were exercised. In January 2008, options to acquire 3,000 common shares were exercised. Remaining granted stock options expired unexercised on November 14, 2009.

Stock options outstanding and exercisable as of December 31, 2009, were as follows:

	Number of Shares	Weighted Average Exercise Price

As of March 31, 2009	1,170,583	$ 5.33

Granted	-	-
Exercised	-	-
Expired	(249,800)	$ 6.40
As of December 31, 2009	920,783	$ 5.04

Additional information regarding outstanding options as of December 31, 2009, was as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Options	Weighted Average Exercise Price

$ 4.75 – $ 7.40	920,783	$ 5.04	5.00	920,783	$ 5.04

NOTE 12 – REVENUES

The Company exports oil for sale to the world markets via the Aktau sea port. Sales prices at the port locations are based on the average quoted Brent crude oil price from Platt’s Crude Oil Marketwire for the three days following the bill of lading date less discount for transportation expenses, freight charges and other expenses borne by the customer.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

The Company recognized revenue from sales as follows:

	Three months ended		Nine months ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

Export sales	$ 13,182,284	$ 2,490,840	$ 40,596,215	$ 59,406,817
Domestic sales	712,428	2,392,950	1,139,520	3,062,357
	$ 13,894,712	$4,883,790	$ 41,735,735	$ 62,469,174

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

On January 1, 2009, the Company became subject to the new tax code.  As a result, the export duty for the nine months ended December 31, 2009 was $0.

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
DECEMBER 31, 2009

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

No provision for income taxes has been recorded by the Company for the nine months ended December 31, 2009.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 16 – EARNINGS PER SHARE INFORMATION

The calculation of the basic and diluted earnings per share is based on the following data:

	Three months ended		Nine months ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

Net income/(loss)	$ 607,081	$ (8,292,982)	$ 4,677,872	$ 14,858,367

Basic weighted-average common shares outstanding	50,365,015	47,378,420	49,420,165	46,607,184

Effect of dilutive securities
Warrants	-	-	-	7,881
Stock options	-	-	-	6,832
Unvested share grants	-	-	-	-

Dilutive weighted average common shares outstanding	50,365,015	47,378,420	49,420,165	46,621,897

Basic income/(loss) per common share	$ 0.01	$ (0.18)	$ 0.09	$ 0.32

Diluted income/(loss) per common share	$ 0.01	$ (0.18)	$ 0.09	$ 0.32

The Company has adopted guidance from FASC Topic 260, relating to determining whether instruments granted in share-based payment transactions are participating securities, on April 1, 2009. Accordingly the Company included certain unvested share grants defined as “participating” in the basic weighted average common shares outstanding for the three and nine months ended December 31, 2009 and 2008, respectively. Prior period comparative data has been retrospectively presented to reflect the adoption of this standard.

The diluted weighted average common shares outstanding for the three and nine months ended December 31, 2009 does not include the effect of potential conversion of certain warrants and stock options as their effects are anti-dilutive.

The dilutive weighted average common shares outstanding for the three and nine months ended December 31, 2009 and 2008, respectively, does not include the effect of the potential conversion of the Notes because the average market share price for three and nine months ended December 31, 2009 was lower than potential conversion price of the convertible notes for this period.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

The diluted weighted average common shares outstanding for the three and nine months ended December 31, 2009 does not include the effect of the potential conversion of the Notes because conversion of the Notes is not contingent upon any market event. Rather, the Notes are convertible to common stock upon the first to occur of (a) the tenth New York business day following the Shelf Registration Statement Effective Date and (b) 13 July 2008.

NOTE 17 – RELATED PARTY TRANSACTIONS

The Company leases ground fuel tanks and other oil fuel storage facilities and warehouses from Term Oil LLC. The lease expenses for the nine months ended December 31, 2009 and 2008, totaled to $72,070 and $196,128, respectively. Also the Company had advances paid to Term Oil LLC in the amount of $125,519 and $15,006 as of December 31, 2009 and March 31, 2009, respectively. A Company shareholder is an owner of Term Oil LLC.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 18 – COMMITMENTS AND CONTINGENCIES

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

The number of shares to be issued to the Consultant shall be the Acquisition Value divided by the higher of $6.50 or the average closing price of the Company’s trading shares for the five trading days prior to the issuance of the reserve/resource report, provided that in no event shall the total number of shares issuable to the Consultant exceed more than a total of 4,000,000 shares. See Note 11 for shares issued to date.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

In connection with the extensions granted in June and October 2008, the Company’s capital expenditure requirements have been revised. To retain its rights under the contract, the Company must spend $21.5 million between January 10, 2010 and January 9, 2011, $27.3 million between January 10, 2011 and January 9, 2012 and $14.9 million between January 10, 2012 and January 9, 2013.

Through December 31, 2009 the Company had spent a total of $280.7 million in exploration activity.

In addition to the minimum capital expenditure requirement, the Company must also comply with the other terms of the work program associated with the contract, which includes the drilling of at least ten new wells by January 9, 2013. The failure to meet the minimum capital expenditures or to comply with the terms of the work program could result in the loss of the subsurface exploration contract. The recent addenda to our exploration contract which granted us with the extension of the exploration period and rights to the Northwest Block also require us to:

●	make additional payments to the liquidation fund, stipulated by the Contract;
●	make a one-time payment in the amount of $200,000 to the Astana Fund by the end of 2010; and
●	make annual payments to social projects of the Mangistau Oblast in the amounts of $100,000 from 2010 to 2012.

Capital Lease Agreement

On December 2009 the Company entered into a capital lease agreement with a vehicle leasing company for the lease of oil trucks in the amount of $1,100,000. The agreement is effective upon receiving oil trucks by the Company. As of December 31, 2009 the Company had not received the trucks. The Company expects to receive the trucks in the fourth quarter, at which time the capital lease will be recorded. The agreement calls for average monthly payments of $67,025 during the first year and average monthly payments of $23,900 during the second and third year.

Executive contracts

On December 31, 2009, the Company entered into new employment agreements with the following executive officers of the Company, Gamal Kulumbetov, Askar Tashtitov, Evgeniy Ler and Anuarbek Baimoldin. The following table discloses the corporate office and annual salary set forth in the employment agreement of each officer. Each of these individuals was serving in such capacity prior to entering the employment agreements.

Each of the employment agreements, provides that an “extraordinary event” is defined as any consolidation or merger of the Company or any of its subsidiaries with another person, or any acquisition of the Company or any of its subsidiaries by any person or group of persons, acting in concert, equal to fifty percent (50%) or more of the outstanding stock of the Company or any of its subsidiaries, or the sale of forty percent (40%) or more of the assets of the Company or any of its subsidiaries, or if one or more persons, acting alone or as a group, acquires fifty percent (50%) or more of the total voting power of the Company. In addition to these provisions, the employment agreement of Mr. Tashtitov provides that the following events also constitute an extraordinary event: i) that a disposition by the Chairman of the Company’s board of directors or by the General Director of the Company’s subsidiary, of seventy five (75%) or more of the shares either individual currently owns, including stock attributed to either of them by Internal Revenue Code Section 318; or ii) should the Company terminate the registration of any of its securities under Section 12 of the Exchange Act of 1934, voluntarily ceases, or shall terminate its obligation to file reports with United States Securities Commission pursuant to Section 13 of the Exchange Act of 1934.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Upon termination of an employment agreement, the Company will make a termination payment to the officer in lieu of all other amounts and in settlement and complete release of all claims employee may have against the Company. In the event of termination for good reason by the officer, the Company will pay the officer the remainder of his salary for the calendar month in which the termination is effective and for six consecutive calendar months thereafter. The officer shall also be entitled to any portion of incentive compensation for the year, prorated to the date of termination. Notwithstanding the foregoing, if the officer obtains other employment prior to the end of the six month period, salary payments by the Company after he begins employment with a new employer shall be reduced by the amount of the cash compensation received from the new employer. If the officer is terminated for cause, he will receive salary only through the date of termination and will not be entitled to any incentive compensation for the year in which his employment is terminated. If the termination is the result of a disability, the Company will pay salary for the rest of the month during which termination is effective and for the shorter of six consecutive months thereafter or until disability insurance benefits commence. If employment is terminated as a result of the death of the officer, his heirs shall be entitled to salary through the month in which his death occurs and to incentive compensation prorated through the month of his death. The employment agreements of Mr. Kulumbetov, Mr. Ler and Mr. Baimoldin provide that if the employment agreement is terminated as a result of an extraordinary event, the officer shall be entitled to severance pay as follows.

Completed Years of Employment:

Service with the Employer	Severance Amount
Less than one (1) year	10% of Basic Compensation Salary
At least one (1) year but less than two (2) years	150% of Basic Compensation Salary
More than two years	299% of Basic Compensation Salary

The employment agreement of Mr. Tashtitov provides that in the event his employment agreement is terminated due to an extraordinary event, he will be entitled to receive a severance payment from the Company of $3,000,000.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

The employment agreements also contain confidentiality, non-competition and non-interference provisions.

All benefits terminate on the date of termination. The officer shall be entitled to accrued benefits, but is not entitled to compensation for unused vacation, holiday, sick leave or other leave.

The employment agreements also contain confidentiality, non-competition and non-interference provisions.

Consulting Agreement with Boris Cherdabayev

On December 31, 2009 the Company entered into a Consulting Agreement with Boris Cherdabayev, the Chairman of the Company’s board of directors. The Consulting Agreement becomes effective on January 1, 2010. Pursuant to the Consulting Agreement, in addition to his services as Chairman of the board of directors, Mr. Cherdabayev will provide such consulting and other services as may reasonably be requested by Company management.

The initial term of the Consulting Agreement is five years unless earlier terminated as provided in the Consulting Agreement. The initial term will automatically renew for additional one-year terms unless and until terminated. The Consulting Agreement may be terminated for Mr. Cherdabayev’s death or disability and by the Company for cause. The Company may also terminate the Consulting Agreement other than for cause, but will be required to pay the full fee required under the Consulting Agreement.

Pursuant to the Consulting Agreement, Mr. Cherdabayev will continue to be paid $192,000 per year. This base consulting fee will be net of Social Tax and Social Insurance Tax in the Republic of Kazakhstan, which shall be paid by the Company. Mr. Cherdabayev will be responsible for Personal Income Tax and Pension Fund Tax. The success of projects involving Mr. Cherdabayev shall be reviewed on an annual basis to determine whether the initial base consulting should be increased.

The Consulting Agreement provides for an extraordinary event payment equal to the greater of $5,000,000 or the base compensation fee for the remaining initial term of the Consulting Agreement. The Consulting Agreement defines an extraordinary event as any consolidation or merger of the Company or any of its subsidiaries with another person, or any acquisition of the Company or any of its subsidiaries by any person or group of persons, acting in concert, equal to fifty percent (50%) or more of the outstanding stock of the Company or any of its subsidiaries, or the sale of forty percent (40%) or more of the assets of the Company or any of its subsidiaries, or if one or more persons, acting alone or as a group, acquires fifty percent (50%) or more of the total voting power of the Company.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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
DECEMBER 31, 2009

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

The Company filed its Motion for Summary Judgment on all claims on November 10, 2009.  Briefing of that motion is now complete.  The Court has not yet set a hearing on Defendants' motion or otherwise ruled on it.  No trial date has been established, in the event all or part of Defendants' summary judgment motion is not granted.

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

NOTE 19 – FINANCIAL INSTRUMENTS

As of December 31, 2009 and March 31, 2009 cash and cash equivalents included deposits in Kazakhstan banks in the amount $4,667,899 and $2,606,004, respectively, and deposits in U.S. banks in the amount of $2,576,092 and $4,149,541, respectively. Kazakhstan banks are not covered by FDIC insurance, nor does the Republic of Kazakhstan have an insurance program similar to FDIC. Therefore, the full amount of our deposits in Kazakhstan banks was uninsured as of December 31, 2009 and March 31, 2009. The Company’s deposits in U.S. banks are also in non-FDIC insured accounts which means they too are not insured to the $250,000 FDIC insurance limit. To mitigate this risk, the Company has placed all of its U.S. deposits in a money market account that invests in U.S. government backed securities. As of December 31, 2009 and March 31, 2009 the Company made advance payments to Kazakhstan companies and government bodies in the amount of $6,160,592 and $5,432,972, respectively. As of December 31, 2009 and March 31, 2009 restricted cash reflected in the long-term assets consisted of $764,060 and $588,217, respectively, deposited in a Kazakhstan bank and restricted to meet possible environmental obligations according to the regulations of Kazakhstan. Furthermore, the primary asset of the Company is Emir Oil LLP; an entity formed under the laws of the Republic of Kazakhstan.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 20 – SUBSEQUENT EVENTS

In preparing these consolidated financial statements for the period ended December 31, 2009, the Company has evaluated subsequent events through February 9, 2010. Except as noted below, the Company determined that there are no other subsequent events requiring disclosure.

On January 1, 2010 the Company entered into Restricted Stock Grant Agreements with certain executive officers, directors, employees and outside consultants of the Company. The stock grants were approved by the Company board of directors and recommended by the compensation committee of the Company’s board of directors. The total number of shares granted was 1,500,000.

All of the restricted stock grants were awarded on the same terms and subject to the same vesting requirements. The restricted stock grants will vest to the grantees at such time as either of the following events occurs (the “Vesting Events”): i) the one-year anniversary of the grant date; or ii) the occurrence of an Extraordinary Event. An “Extraordinary Event” is defined in the restricted stock agreement as any consolidation or merger of the Company or any of its subsidiaries with another person, or any acquisition of the Company or any of its subsidiaries by any person or group of persons, acting in concert, equal to fifty percent (50%) or more of the outstanding stock of the Employer or any of its subsidiaries, or the sale of forty percent (40%) or more of the assets of the Employer or any of its subsidiaries, or one (1) person or more than one person acting as a group, acquires fifty percent (50%) or more of the total voting power of the stock of the Employer. In the event of an Extraordinary Event, the grants shall be deemed fully vested one day prior to the effective date of the Extraordinary Event. The board of directors shall determine conclusively whether or not an Extraordinary Event has occurred and the grantees have agreed to be bound by the determination of the board of directors.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

The shares representing the restricted stock grants (the “Restricted Shares”) shall be issued as soon as practicable, will be deemed outstanding from the date of grant, and will be held in escrow by the Company subject to the occurrence of a Vesting Event. The time between the date of grant and the occurrence of a Vesting Event is referred to as the “Restricted Period.” The grantees may not sell, transfer, assign, pledge or otherwise encumber or dispose of the Restricted Shares during the Restricted Period. During the Restricted Period, the grantees will have the right to vote the Restricted Shares, receive dividends paid or made with respect to the Restricted Shares, provided however, that dividends paid on unvested Restricted Shares will be held in the custody of the Company and shall be subject to the same restrictions that apply to the Restricted Shares. The Restricted Shares will only vest to the grantee if the grantee is employed by the Company at the time a Vesting Event occurs. If a Vesting Event has not occurred at the time a grantee’s employment with the Company ceases, for any reason, the entire grant amount shall be forfeited back to the Company.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Rule 175 promulgated thereunder, that involve inherent risks and uncertainties.  Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “seek,” “could,” “should,” “predict,” “continue,” “future,” “may” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other factors that could cause actual results, performance or events to differ materially from any results, performance or events expressed or implied by such forward-looking statements.  All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and identified from time to time in our filings with the SEC including, among others, the following risk factors:

●	substantial or extended decline in oil prices;
●	inaccurate reserve estimates;
●	inability to enter a production contract with the Republic of Kazakhstan;
●	drilled prospects may not yield oil or natural gas in commercial quantities;
●	substantial losses or liability claims as a result of operations;
●	insufficient funds to meet our liquidity needs or to repay debts as they come due;
●	complex laws that could affect the cost of doing business;
●	substantial liabilities to comply with environmental laws and regulations;
●	the need to replenish older depleting oil and natural gas reserves with new oil and natural gas reserves;
●	inadequate infrastructure in the region where our properties are located;
●	unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services;
●	unavailability or high price of transportation systems;
●	competition in the oil and gas industry; and
●	adverse government actions, imposition of new, or increases in existing, taxes and duties, political risks, expropriation of assets and risks of civil war, primarily in the Republic of Kazakhstan.

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

The contract we hold follows the above format.  Our annual work program year ends on January 9 each year.  From the beginning of the exploration stage of our contract through January 9, 2010, our minimum mandatory expenditure requirement totaled $59,090,000.  During that time period, we expended $280,660,000 in exploration activities, including the drilling of 24 wells.  Our minimum annual expenditure requirements are: $21,520,000 from January 2010 to January 2011; $27,300,000 from January 2011 to January 2012; and $14,880,000 from January 2012 to January 2013.

We began drilling in the fields of the ADE block in 2004.  Since 2005 we have been drilling in the Southwest Block in the Kariman field.  Our drilling activities have consisted in drilling an array of exploratory wells to delineate reservoir structures and developmental wells intended to provide income to the Company.  During fiscal 2009 we completed a very active three-year drilling program. During this time we drilled 17 wells to an average depth of 3,800 meters.  Beginning in December of 2008 we began to phase out our new well drilling activities and we have released four large drilling rigs since that date as current drilling projects were completed.

Our strategy for the current fiscal year is to establish a sound financial basis to support our development of a long-term and profitable oil and gas exploration and production business. We intend to do this by focusing our attention during the fiscal year on the following objectives:

●	Reduce current accounts payable;
●	Conduct field operations focused on maximizing production and field delineation; and
●	Commence investigation of the Northwest Block.

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

During the fiscal quarter ended December 31, 2009, our average daily crude oil production was 2,900 barrels per day.  We expect our production to remain stable should our strategy of working with the centrifugal submersible pumps prove to be a long-lasting success.  However, we do recognize that in order to significantly increase our production we will need to engage in additional exploration activities. Further exploration, including 3D seismic, re-opening of existing wells and drilling of new wells, will depend on our ability to obtain significant additional funding.  Given the unfavorable global economic outlook, the current status of the financial sector and our own current financial situation, it may be very difficult for us to obtain additional funding.

Results of Operations

Three months ended December 31, 2009, compared to the three months ended December 31, 2008.

Revenue and Production

The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the three months ended December 31, 2009 and the three months ended December 31, 2008.

			Three months ended December 31, 2009 to the three months ended December 31, 2008
	For the three	For the three	$	%
	months ended	months ended	Increase	Increase
	December 31, 2009	December 31, 2008	(Decrease)	(Decrease)

Production volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	266,838	226,654	40,184	18%
Barrels of Oil equivalent (BOE)	266,838	226,654	40,184	18%

Sales volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	279,605	209,758	69,847	33%
Barrels of Oil equivalent (BOE)	279,605	209,758	69,847	33%

Average Sales Price (1)
Natural gas ($ per Mcf)	-	-	-	-
Natural gas liquids ($ per Bbl)	-	-	-	-
Oil and condensate ($ per Bbl)	$ 49.69	$ 23.28	$ 26.41	113%
Barrels of Oil equivalent ($ per BOE)	$ 49.69	$ 23.28	$ 26.41	113%

Operating Revenue:
Natural gas	-	-	-	-
Natural gas liquids	-	-	-	-
Oil and condensate	$ 13,894,712	$ 4,883,790	$ 9,010,922	185%
Gain on hedging and derivatives (2)	-	-	-	-

(1) At times, we may produce more barrels than we sell in a given period. The average sales price is calculated based on the average sales price per barrel sold, not per barrel produced.
(2) We did not engage in hedging transactions, including derivatives during the three months ended December 31, 2009, or the three months ended December 31, 2008.

Revenues. We generate revenue under our exploration contract from the sale of oil recovered during test production.  During the three months ended December 31, 2009 our oil production increased 18% compared to the three months ended December 31, 2008.

During the three months ended December 31, 2009 we realized revenue from oil sales of $13,894,712 compared to $4,883,790 during the three months ended December 31, 2008.  The significant contributing factors to the 185% increase in revenue were a 113% increase in the price per barrel we received for oil sales because of increased world oil prices and increased sales to the export market coupled with a 33% increase in sales volume as a result of increased production and purchases of oil from a third party.  During the three months ended December 31, 2009 and 2008 we exported 89% and 39% of our oil, respectively, to the world markets and realized the world market price for those sales. Revenue from oil sold to the world markets made up 95% and 51% of total revenue, respectively, during the three months ended December 31, 2009 and 2008. We anticipate production to remain fairly constant and currently anticipate revenues will be flat quarter-on-quarter in upcoming quarters.

As discussed above, our revenue is sensitive to changes in prices received for our oil.  Political instability, the economy, changes in legislation and taxation, reductions in the amount of oil we are allowed to export to the world markets, weather and other factors outside our control may also have an impact on both supply and demand and on revenue.

Costs and Operating Expenses

The following table presents details of our costs and expenses for the three months ended December 31, 2009 and 2008:

	For the three months ended December 31, 2009	For the three months ended December 31, 2008
Expenses:
Export duty	$ -	$ 2,172,559
Oil and gas operating(1)	5,785,214	1,449,981
General and administrative	2,946,160	6,764,698
Depletion(2)	2,840,787	2,686,439
Interest expense	1,159,268	-
Accretion expenses	113,690	121,138
Amortization and depreciation	161,943	71,870
Total	$ 13,007,062	$ 13,266,685
Expenses ($ per BOE):
Oil and gas operating(1)	20.69	6.91
Depletion (2)	10.16	12.81

(1) Includes transportation cost, production cost and ad valorem taxes.
(2) Represents depletion of oil and gas properties only.

Export Duty.  On April 18, 2008 the government of the Republic of Kazakhstan introduced an export duty on several products (including crude oil).  We became subject to the duty in June 2008.  In December 2008 the government of the Republic of Kazakhstan repealed the export duty effective January 26, 2009.  We are now subject to a new tax code that went into effect on January 1, 2009, as discussed in more detail below.  As a result of the export duty being repealed, we paid no export duty during the three months ended December 31, 2009 compared to $2,172,559 during three months ended December 31, 2008.  Export duty was not recorded as part of oil and gas operating expense and was not included in oil and gas operating expense per BOE calculation.

Oil and Gas Operating Expenses.  During the three months ended December 31, 2009 we incurred $5,785,214 in oil and gas operating expenses compared to $1,449,981 during the three months ended December 31, 2008.  This increase is primarily the result of increased production expense, transportation expense and the imposition of a new rent export tax.

Oil and gas operating expenses for the three months ended December 31, 2009 and 2008 consist of the following expenses:

	For the three months ended December 31,
	2009		2008
	Total	Per BOE	Total	Per BOE
Oil and Gas Operating Expenses:
Production	$ 634,270	$ 2.27	$ 158,018	$ 0.75
Transportation	1,186,552	4.24	1,143,580	5.45
Royalty	-	-	148,383	0.71
Rent export tax	2,966,025	10.61	-	-
Mineral extraction tax	998,367	3.57	-	-
Total	$ 5,785,214	$ 20.69	$ 1,449,981	$ 6.91

The 301% increase in production expense during the three months ended December 31, 2009 was due to the purchase of light crude oil for blending purposes from a third party in the amount of $411,771.  This expense was coupled with a $64,481 or 41% increase in payroll and related payments to production personnel during the same period. The increase in payroll and related payments to production personnel was due to bonuses to production personnel during the three months ended December 31, 2009.

Transportation expenses increased by $42,972 or 4% as a result of the increased volume of oil we produced and transported.  We anticipate transportation expenses will continue to fluctuate in proportion to production volume.

A mineral extraction tax replaced the royalty we were paying under the prior version of the tax code.  The rate of this tax depends upon annual production output.  The new code currently provides for a 5% mineral extraction tax rate (6% starting from 2012 and 7% starting from 2013) on production sold to the export market, and a 2.5% tax rate (3% in 2012 and 3.5% starting from 2013) on production sold to the domestic market. During the three months ended December 31, 2009, mineral extraction tax paid to the government amounted to $998,367.  During the quarter ended December 31, 2008, royalty payments were $148,383.

Rent export tax is calculated based on the export sales price and ranges from as low as 0% if the export sales price is less than $40 per barrel to as high as 32% if the price per barrel exceeds $190.  During the three months ended December 31, 2009 rent export tax paid to the government amounted to $ 2,966,025.  We were not subject to the rent export tax during the three months ended December 31, 2008.

We calculate oil and gas operating expense per BOE based on the volume of oil actually sold rather than production volume because not all volume produced during the period is sold during the period. The related production costs are expensed only for the units sold, not produced.

Expense per BOE is a function of total expense divided by the number of barrels of oil we sell.  During the three months ended December 31, 2008 we sold 209,758 barrels of oil, during the three months ended December 31, 2009 we sold 279,605 barrels of oil. The 33% increase in sales volume coupled with the 299% increase in oil and gas operating expenses resulted in a $13.78, or 199%, increase in oil and gas operating expense per BOE.

General and Administrative Expenses.  General and administrative expenses during the three months ended December 31, 2009 were $2,946,160 compared to $6,764,698 during the three months ended December 31, 2008.  This represents a 56% decrease.  This decrease in general and administrative expenses was the result of:

●	a 100% decrease in non-cash compensation expense coupled with;
●	a 77% decrease in other taxes;
●	a 65% decrease in professional services resulting from decrease in legal fees incurred in our ongoing litigation;
●	a 34% decrease in rent expenses;
●	a 10% decrease in payroll expenses; and
●
a 90% decrease in environmental payments for flaring of unused natural gas resulting from production.  The amount of environmental payments totaled $32,264 and $ 337,493 during the three months ended December 31, 2009 and 2008, respectively.

During the three months ended December 31, 2009 we did not recognize non-cash compensation expense resulting from restricted stock grants previously made to employees. By comparison, during the three months ended December 31, 2008 we recognized non-cash compensation expense in the amount of $2,421,726 for restricted stock grants previously made to employees and outside consultants.

Depletion.  Depletion expense for the three months ended December 31, 2009 increased by $154,348 compared to the three months ended December 31, 2008 as a result of the 33% increase in sales volume during the three months ended December 31, 2009.

Amortization and Depreciation. Amortization and depreciation expense for the three months ended December 31, 2009 increased by a 125% compared to the three months ended December 31, 2008.  The increase resulted from purchases of fixed assets.

Interest Expense.  During the three months ended December 31, 2009 we incurred interest expense of $1,159,268 compared to interest expense of $0 during the same period 2008. We have not drilled any new wells since the end of the 2008 calendar year, therefore, all interest expense incurred in connection with our convertible notes since that time has been expensed. During the three months ended December 31, 2008, we were actively drilling wells. As a result, the interest expense associated with our convertible notes was capitalized as part of oil and gas properties.

Income/(Loss) from Operations.  During the three months ended December 31, 2009 we realized income from operations of $887,650 compared to loss from operations of $8,382,895 during the three months ended December 31, 2008.  This increase in income from operations during the three months ended December 31, 2009 is the result of the 185% increase in revenue coupled with a 2% decrease in total costs and operating expenses.

Total Other (Expense)/Income. During the three months ended December 31, 2009 we realized total other loss of $280,569 compared to total other income of $89,913 during the three months ended December 31, 2008.  The 412% decrease in other income between the respective quarters is largely attributable to a $293,438 foreign exchange loss we realized during the quarter ended December 31, 2009 resulting from the weakening of the Kazakh Tenge against the U.S. Dollar.

Net Income/(Loss). For the foregoing reasons, during the three months ended December 31, 2009 we realized net income of $607,081 or $0.01 per share compared to net loss of $8,292,982 or loss $0.18 per share for the three months ended December 31, 2008.

Results of Operations

Nine months ended December 31, 2009, compared to the nine months ended December 31, 2008.

Revenue and Production

The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the nine months ended December 31, 2009 and the nine months ended December 31, 2008.

			Nine months ended December 31, 2009 to the nine months ended December 31, 2008
	For the nine	For the nine	$	%
	months ended	months ended	Increase	Increase
	December 31, 2009	December 31, 2008	(Decrease)	(Decrease)

Production volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	751,648	866,021	(114,373)	(13%)
Barrels of Oil equivalent (BOE)	751,648	866,021	(114,373)	(13%)

Sales volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	785,044	847,036	(61,992)	(7%)
Barrels of Oil equivalent (BOE)	785,044	847,036	(61,992)	(7%)

Average Sales Price (1)
Natural gas ($ per Mcf)	-	-	-	-
Natural gas liquids ($ per Bbl)	-	-	-	-
Oil and condensate ($ per Bbl)	$ 53.16	$ 73.75	$ (20.59)	(28%)
Barrels of Oil equivalent ($ per BOE)	$ 53.16	$ 73.75	$ (20.59)	(28%)

Operating Revenue:
Natural gas	-	-	-	-
Natural gas liquids	-	-	-	-
Oil and condensate	$ 41,735,735	$ 62,469,174	$(20,733,439)	(33%)
Gain on hedging and derivatives (2)	-	-	-	-

    (1) At times, we may produce more barrels than we sell in a given period. The average sales price is calculated based on the average sales price per barrel sold, not per barrel produced.
(2) We did not engage in hedging transactions, including derivatives during the three months ended December 31, 2009, or the three months ended December 31, 2008.

Revenues.  As a result of decreases in reservoir pressure in some of our existing wells, during the nine months ended December 31, 2009 our oil production decreased 13% compared to the nine months ended December 31, 2008.

During the nine months ended December 31, 2009 we realized revenue from oil sales of $41,735,735 compared to $62,469,174 during the nine months ended December 31, 2008.  The significant contributing factors to the 33% decrease in revenue were a 28% decrease in the price per barrel we received and a 7% decrease in sales volume as a result of decreased production.  During the nine months ended December 31, 2009 and 2008 we exported 94% and 81% of our oil, respectively, to the world markets and realized the world market price for those sales.  Revenue from oil sold to the world markets made up 97% and 95% of total revenue, respectively, during the nine months ended December 31, 2009 and 2008.

Costs and Operating Expenses

The following table presents details of our costs and expenses for the nine months ended December 31, 2009 and 2008:

	For the nine months ended December 31, 2009	For the nine months ended December 31, 2008
Expenses:
Export duty	$ -	$ 7,912,459
Oil and gas operating(1)	13,685,411	6,065,686
General and administrative	10,750,099	17,350,218
Depletion(2)	7,953,515	9,105,564
Interest expense	3,452,646	-
Accretion expenses	332,415	325,494
Amortization and depreciation	454,756	218,610
Consulting expenses	-	8,662,500
Total	$ 36,628,842	$ 49,640,531
Expenses ($ per BOE):
Oil and gas operating(1)	17.43	7.16
Depletion (2)	10.13	10.75

(1) Includes transportation cost, production cost and ad valorem taxes.
(2) Represents depletion of oil and gas properties only.

Export Duty.  As noted above, in December 2008 the government repealed the export duty effective January 26, 2009.  We are now subject to the new tax code that went into effect on January 1, 2009.  As a result of the export duty being repealed, we paid no export duty during the nine months ended December 31, 2009 compared to $7,912,459 during nine months ended December 31, 2008.  Export duty was not recorded as part of oil and gas operating expense and was not included in oil and gas operating expense per BOE calculation.

Oil and Gas Operating Expenses.  During the nine months ended December 31, 2009 we incurred $13,685,411 in oil and gas operating expenses compared to $6,065,686 during the nine months ended December 31, 2008.  This increase is primarily the result of the imposition of new taxes in connection with the new tax code and increased production expenses, which were partially offset a decrease in transportation expense.

Oil and gas operating expenses for the nine months ended December 31, 2009 and 2008 consisted of the following expenses:

	For the nine months ended December 31,
	2009		2008
	Total	Per BOE	Total	Per BOE
Oil and Gas Operating Expenses:
Production	$ 1,413,511	$ 1.80	$ 603,713	$ 0.71
Transportation	2,769,088	3.53	3,717,898	4.39
Royalty	-	-	1,744,075	2.06
Rent export tax	6,945,938	8.85	-	-
Mineral extraction tax	2,556,874	3.25	-	-
Total	$ 13,685,411	$ 17.43	$ 6,065,686	$ 7.16

The 134% increase in production expense during the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008 is due to purchase of light crude oil for blending purposes from a third party in the amount of $877,603 during the nine months ended December 31, 2009.  This increase was partially offset by $67,804 or 11% decrease in payroll and related payments to production personnel. The decrease in payroll and related payments to production personnel was due to decreases in production personnel as we have decreased our exploration activities.

Transportation expenses decreased by $948,810 or 26% as a result of the decreased volume of oil we produced and transported.  We anticipate transportation expenses will continue to fluctuate in proportion to production volume.

As noted above, in January 2009 a mineral extraction tax replaced the royalty we were paying under the prior version of the tax code.  During the nine months ended December 31, 2009 mineral extraction tax paid to the government amounted to $2,556,874.  During the nine ended December 31, 2008, royalty payments were $1,744,075.

During the nine months ended December 31, 2009 rent export tax paid to the government amounted to $6,945,938. We were not subject to the rent export tax during the nine months ended December 31, 2008.

We calculate oil and gas operating expense per BOE based on the volume of oil actually sold rather than production volume because not all volume produced during the period is sold during the period. The related production costs are expensed only for the units sold, not produced.

Expense per BOE is a function of total expense divided by the number of barrels of oil we sell.  During the nine months ended December 31, 2008 we sold 847,036 barrels of oil, during the nine months ended December 31, 2009 we sold 785,044 barrels of oil. The 7% decrease in sales volume coupled with the 126% increase in oil and gas operating expenses resulted in a $10.27, or 143%, increase in oil and gas operating expense per BOE.

General and Administrative Expenses.  General and administrative expenses during the nine months ended December 31, 2009 were $10,750,099 compared to $17,350,218 during the nine months ended December 31, 2008.  This represents a 38% decrease.  This decrease in general and administrative expenses was the result of the following:

●
a 76% decrease in environmental payments for flaring of decreased volumes of unused natural gas resulting from decreased production.  The amount of environmental payments totaled $190,475 and $792,778 during the nine months ended December 31, 2009 and 2008, respectively;

●	a 69% decrease in other taxes;
●	a 56% decrease in professional services resulting from decreased legal fees incurred in our ongoing litigation;
●	a 39% decrease in business trips and accommodation expenses;
●	a 37% decrease rent expenses; and
●	a 17% decrease in payroll expenses.

During the nine months ended December 31, 2009 we recognized non-cash compensation expense of $2,744,133 resulting from restricted stock grants previously made to employees. By comparison, during the nine months ended December 31, 2008 we recognized non-cash compensation expense in the amount of $12,731,285 for restricted stock grants previously made to employees and outside consultants.

Depletion.  Depletion expense for the nine months ended December 31, 2009 decreased by $1,152,049 compared to the nine months ended December 31, 2008.  The primary reason for this decrease in depletion expense was a 13% decrease in sales volume during the nine months ended December 31, 2009.

Interest Expense.  During the nine months ended December 31, 2009 we incurred interest expense of $3,452,646 compared to interest expense of $0 during the same period 2008. As noted herein, we have not drilled any new wells since the end of the 2008 calendar year. All interest expense incurred in connection with our oil and gas properties since that time has been expensed. During the nine months ended December 31, 2008, we were actively drilling wells and the interest expense associated with our convertible notes was capitalized to oil and gas properties.

Amortization and Depreciation. Amortization and depreciation expense for the nine months ended December 31, 2009 increased 108% compared to the nine months ended December 31, 2008.  The increase resulted from purchases of fixed assets.

Income from Operations.  During the nine months ended December 31, 2009 we realized income from operations of $5,106,893 compared to income from operations of $12,828,643 during the nine months ended December 31, 2008. This decrease in income from operations during the nine months ended December 31, 2009 is the result of the 33% decrease in revenue, which decrease was partially offset by a 26% decrease in total costs and operating expenses.

Total Other (Expense)/Income. During the nine months ended December 31, 2009 we realized total other expense of $429,021 compared to total other income of $2,029,724 during the nine months ended December 31, 2008.  The change from other income to other expense between the respective periods is largely attributable to $1,650,293 we received from a Company shareholder during the nine ended December 31, 2008, as disgorgement of profits earned in violation of the short-swing profit rules of Section 16b of the Securities Exchange Act of 1934, coupled with decreases in foreign exchange gain of $464,012 and interest income of $214,279.

Net Income. For the foregoing reasons, during the nine months ended December 31, 2009 we realized net income of $4,677,872 or $0.09 per share compared to a net income of $14,858,367 or $0.32 per share for the nine months ended December 31, 2008.

Liquidity and Capital Resources

For the period from inception on May 6, 2003 through December 31, 2009, we have incurred capital expenditures of $280,660,000 for exploration, development and acquisition activities.  Funding for our activities has historically been provided by funds raised through the sale of our common stock and debt securities and revenue from oil sales.  From inception to December 31, 2009 we raised approximately $94.6 million through the sale of our common stock.  Additionally, during the quarter ended December 31, 2007 we completed the placement of $60 million in principal amount of 5.0% Convertible Senior Notes due in 2012.  The net proceeds from the Note issuance of approximately $56.2 million were used to pursue our drilling program.  For additional detail regarding the Notes, including adjustments to the initial conversion price and the registration right of the Noteholders, see Note 9 to the Notes to the Consolidated Financial Statements, December 31, 2009.

Problems in the credit markets, the significant declines in worldwide oil prices and volatility and downward trends in the stock markets have caused many junior exploration and production companies, including us, to seek additional capital in order to stay in business.  Some companies have been acquired by larger companies and others have failed.

At December 31, 2009, our current assets exceeded current liabilities by $3,884,117.

The Convertible Senior Notes mature in July 2012. However, the indenture agreement governing the Convertible Senior Notes provides that the noteholders may require us to repurchase the Notes on July 13, 2010.  We do not currently have funds to do so, nor do we expect to generate sufficient funds from operations by July 2010 to pay the repurchase price if the Senior Convertible Notes are tendered.  We are currently investigating solutions to address this issue including working with the noteholders to forego exercising their put option in July 2010.

Cash Flows

During the nine months ended December 31, 2009 cash was primarily used to fund exploration expenditures.  See below for additional discussion and analysis of cash flow.

	Nine months ended December 31, 2009	Nine months ended December 31, 2008

Net cash provided by operating activities	$ 9,929,483	$ 52,260,731
Net cash used in investing activities	$ (7,941,040)	$ (62,075,909)
Net cash (used in)/provided by financing activities	(1,500,000)	$ 50,001

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ 488,443	$ (9,765,177)

Our principal source of liquidity during the nine months ended December 31, 2009 was cash and cash equivalents.  At March 31, 2009 cash and cash equivalents totaled approximately $6.8 million.  At December 31, 2009 cash and cash equivalents had increased to approximately $7.2 million.  During the nine months ended December 31, 2009 we spent approximately $7.9 million to fund our drilling and development activities.

Certain operating cash flows are denominated in local currency and are translated into U.S. dollars at the exchange rate in effect at the time of the transaction. Because of the potential for civil unrest, war and asset expropriation, some or all of these matters, which impact operating cash flow, may affect our ability to meet our short-term cash needs.

Contractual Obligations and Contingencies

The following table lists our significant commitments at December 31, 2009, excluding current liabilities as listed on our consolidated balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital Expenditure Commitment(1)	$63,700,000	$21,520,000	$ 42,180,000	$ -	$ -
Due to the Government of the Republic of Kazakhstan(2)	11,844,880	300,000	11,544,880	-	-
Liquidation Fund	4,596,409	-	4,596,409	-	-
Convertible Notes with Interest(3)	73,323,785	3,000,000	70,323,785	-	-
Total	$153,465,074	$24,820,000	$128,645,074	$ -	$ -

(1)
Under the terms of our subsurface exploration contract we are required to spend a total of $63.7 million in exploration activities on our properties, including a minimum of $21.5 million by January 2011, $27.3 million by January 2012 and $14.9 million by January 2013.  The rules of the MEMR provide a process whereby capital expenditures in excess of the minimum required expenditure in any period may be carried forward to meet the minimum obligations of future periods.  Our capital expenditures in prior periods have exceeded our minimum required expenditures by more than $200 million.

(2)
In connection with our acquisition of the oil and gas contract covering the ADE Block, the Southeast Block and the Northwest Block, we are required to repay the ROK for historical costs incurred by it in undertaking geological and geophysical studies and infrastructure improvements.  Our repayment obligation for the ADE Block is $5,994,200 and our repayment obligation for the Southeast Block is $5,350,680.  We anticipate we will also be obligated to assume a repayment obligation in connection with the Northwest Block, although we do not yet know the amount of such obligation.  The terms of repayment of these obligations, however, will not be determined until such time as we apply for and are granted commercial production rights by the ROK.  Should we decide not to pursue commercial production rights, we can relinquish the ADE Block, the Southeast Block and/or the Northwest Block to the ROK in satisfaction of their associated obligations. The recent addenda to our exploration contract which granted us with the extension of exploration period and the rights to the Northwest Block also require us to:

•	make additional payments to the liquidation fund, stipulated by the Contract;
•	make a one-time payment in the amount of $200,000 to the Astana Fund by the end of 2010; and
•	make annual payments to social projects of the Mangistau Oblast in the amount of $100,000 from 2010 to 2012.
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

As of December 31, 2009, we had no off-balance sheet financing arrangements.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Our primary market risks are fluctuations in commodity prices and foreign currency exchange rates. We do not currently use derivative commodity instruments or similar financial instruments to attempt to hedge commodity price risks associated with future crude oil production.

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for crude oil.  Prices also affect the amount of cash flow available for capital expenditures and our ability to either borrow or raise additional capital. Price affects our ability to produce crude oil economically and to transport and market our production either through export to international markets or within Kazakhstan.  Our third fiscal quarter 2009 crude oil sales in the international export market were based on prevailing market prices at the time of sale less applicable discounts due to transportation.

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

During the fiscal quarter ended December 31, 2009, we sold 279,605 barrels of oil.  We realized an average sales price per barrel of $49.69. For purposes of illustration, assuming the same sales volume but decreasing the average sales price we receive from oil sales by $5.00 and $10.00 respectively would change total revenue from oil sales as follows:

	Average Price Per Barrel	Barrels of Oil Sold	Approximate Revenue from Oil Sold (in thousands)	Reduction in Revenue (in thousands)
Actual sales for the three months ended December 31, 2009	$49.694	279,605	$13,895	$ -
Assuming a $5.00 per barrel reduction in average price per barrel	$44.694	279,605	$12,497	$1,398
Assuming a $10.00 per barrel reduction in average price per barrel	$39.694	279,605	$11,099	$2,796

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

Our foreign-denominated monetary assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income.  A hypothetical 10% favorable or unfavorable change in foreign currency exchange rate at December 31, 2009 would have affected our net income by less than $1 million.

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

As of the end of the period covered by this report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported by the Company in a Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 6, 2010 (the “January 6, 2010 Current Report”), on January 1, 2010 we entered into Restricted Stock Grant Agreements with certain executive officers, directors, employees and outside consultants of the Company.  The total number of shares granted was 1,500,000.  For additional information regarding the restricted stock grants see Note 20 “Subsequent Events” to the Notes to the Consolidated Financial Statements under Part I – Item 1of this Form 10-Q and the January 6, 2010 Current Report filed with the SEC.

Item 4. Submission of Matters to a Vote of Security Holders

On January 12, 2010, we held our annual meeting of stockholders to vote on the following matters:

●	to elect two Class II directors to our Board of Directors; and
●	to ratify the selection of Hansen, Barnett & Maxwell, P.C. as the independent registered public accounting firm of the Company for the 2010 fiscal year.

The number of shares outstanding and entitled to vote upon these matters was 50,365,015.  The number of shares represented at the annual meeting of stockholders was 32,076,410.

At the meeting two individuals, Leonard M. Stillman, Jr. and Daymon M. Smith were nominated and elected to fill directorships for until the 2012 annual meeting of stockholders and until their successors are elected and qualified.  Following are the results of voting in the election of directors:

	Votes For	Votes Withheld

Leonard M. Stillman Jr.	17,885,722	6,467,314
Daymon M. Smith	19,598,528	4,754,508

31,755,236 shares voted to ratify the selection of Hansen, Barnett & Maxwell, P.C. as our independent registered public accounting firm for the 2010 fiscal year, 306,965 shares voted against and 14,209 shares abstained from voting on the matter.

No other items were submitted to a vote of our stockholders at the annual meeting of stockholders.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

Exhibit 12.1	Computation of Earnings/(Loss) to Fixed Charges

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to
Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.

BMB MUNAI, INC.

Date:	February 9, 2010	/s/ Gamal Kulumbetov
Gamal Kulumbetov Chief Executive Officer

Date:	February 9, 2010	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer