Form 10-K
period 2010-03-31
BMB MUNAI INC
filed 2010-06-24
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission File Number 001-33034

BMB MUNAI, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0233726
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

202 Dostyk Ave, 4th Floor
Almaty, Kazakhstan	050051
(Address of principal executive offices)	(Zip Code)

+7 (727) 237-51-25
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on Which Registered

Common - $0.001	NYSE Amex

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)	Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.	Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $36,237,666.

As of June 2, 2010, the registrant had 51,865,015 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference: None

Forward Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are based on management’s beliefs and assumptions and on information currently available to our management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements about our results of operations, cash flows, capital resources and liquidity, drilling plans and future exploration, production and well operations, reserves, licensing, commodity price environment, actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “predict,” “may,” “should,” “could,” “will” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include, but are not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs, economic conditions, competition, legislative requirements and changes and the effect of such on our business, sufficiency of future working capital, borrowings, capital resources and liquidity and other factors detailed herein and in our other Securities and Exchange Commission filings.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

Throughout this report, unless otherwise indicated by the context, references herein to the “Company”, “BMB”, “we”, our” or “us” means BMB Munai, Inc, a Nevada corporation, and its corporate subsidiaries and predecessors.  Throughout this report all references to dollar amounts ($) refers to U.S. dollars unless otherwise indicated.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in out our other filings with the Securities and Exchange Commission.

PART I

Item 1.   Business

Overview

BMB Munai, Inc., is a Nevada corporation, that originally incorporated in the State of Utah in 1981.  Our business activities focus on oil and natural gas exploration and production in the Republic of Kazakhstan (also referred to herein as the “ROK” or “Kazakhstan”). We hold an exploration contract that allows us to conduct exploration drilling and oil production in the Mangistau Province in the southwestern region of Kazakhstan.   Since the date of execution of the original exploration contract, we have successfully negotiated several amendments to the contract that have extended the term of our contract to January 2013.  The exploration territory of our contract area is approximately 850 square kilometers.

Our original contract area comprised the ADE Block.   As a result of our drilling and exploration activities this block now contains our Aksaz, Dolinnoe and Emir oil and gas fields.    During our 2005 fiscal year we were granted an area extension which we designated as the Southeast Block, which now includes our Kariman oil and gas field and our unexplored Borly and Yessen structures.  During our 2009 fiscal year we successfully negotiated a second area extension, which we have designated the Northwest Block.  All of our exploration territory is contiguous.  The ADE Block, the Southeast Block and the Northwest Block are collectively referred to herein as “our properties.”  For additional information regarding our contract and license to our properties please see Item 2. Properties below.

Our Strategy

Since 2004 we have been actively drilling wells in each field on the ADE Block and since 2005 we have been drilling in the Southeast Block in the Kariman field.  Our activities have been funded through private placements of equity and debt securities as well as income generated from sales of our exploration stage oil production.

Our drilling activities have consisted of drilling an array of exploratory wells to delineate reservoir structures and developmental wells intended to provide income to the Company.  Our operational focus during the last fiscal year has been to work on improving and stabilizing production from our existing wellstock, while temporarily postponing our drilling activities.  Throughout the year we have completed a number of workover activities on existing wells.  In addition to the workover activities completed this year, we have continued to research various production enhancement methods and technologies to increase production from existing wells. Currently, we have 1,230 gross (1,230 net) proved developed producing acres, plus 180 gross (180 net) acres of proved undeveloped reserves. We also hold approximately 112,260 gross (112,260 net) unproved, undeveloped acres.

During the year we have reduced capital expenditures to a minimum amount and managed to successfully fulfill working program requirements set forth in our contract with the government of Kazakhstan through the negotiating of a “roll forward” of previously drilled wells whereby we were allowed to count previously drilled wells as fulfillment of our drilling obligations under our minimum work program for fiscal year 2010.  Such actions allowed us to achieve significant progress in remedying working capital problems we faced during fiscal year 2009.  All free cash flow was diverted to reduction of accounts payable, which coupled with our other efforts allowed us to reduce accounts payable from $21.8 million at March 31, 2009, to $3.9 million at March 31, 2010.

Our strategy for the current year is to establish a sound financial basis to support our development of a long-term and profitable oil and gas exploration and production business. We intend to do this by focusing our attention in the next fiscal year on the following objectives:

Complete elimination of current accounts payable. We will continue efforts to eliminate current accounts payables barring those arising in the normal course of business.

Conduct field operations focused on stabilization and enhancement of production from existing wells.  We will continue our efforts in researching and applying modern methods and technologies for maintaining and increasing production from existing wells.  Such efforts may entail substituting the electric submersible pumps used on the Kariman field for more powerful and productive ones and finding the right methodology to enhance production from the Aksaz and Dolinnoe wells.

Conduct directional/horizontal drilling on existing wells. If we have sufficient funds, we plan to apply directional/horizontal drilling on the existing wells in the Kariman field during fiscal year 2011.  We have plans for drilling two directional sidetracks on the Kariman existing wells.  We plan to apply such technology with focus on significant production increases while keeping capital expenditures under control as such sidetracks cost significantly less than drilling of a vertical well.  We also believe drilling two directional wells will contribute to the minimum working program requirements set for the current year.

Complete geological study of the ADE Block and Kariman field.  Our existing wells are sufficient in number to allow us to integrate our geological and geophysical reports, seismic data, drilling logs and testing and production logs to create a complete profile of the ADE Block and Kariman field.  Similar to most oil production in Kazakhstan, our oil is produced mainly from carbonate rocks of limestone and dolomite.   These formations can present challenges when attempting to understand oil field structure, designate well locations and determine the number of wells required to develop a field.  A full understanding of these issues is critical, as they can have a substantial impact on a field’s commercial viability and the expected return on investment.  We plan to retain experts from the United States that have experience working in Kazakhstan to complete the geological study during fiscal year 2011.

Commence investigation of the Northwest Block.  Our contract territory nearly doubled during the last fiscal year due to our successful negotiation of an amendment to our exploration contract to acquire rights to the Northwest Block.   The Northwest Block did have limited Soviet-period exploration and drilling conducted on it, but needs further study if we are to start developing it. We commenced 3D seismic shooting during the year ended March 31, 2010.  We anticipate that the seismic shooting, interpretation and subsequent resource potential evaluation report by Chapman Petroleum Engineering Ltd. will be complete during the summer of 2010.

Our strategy and plans for the 2011 fiscal year are contingent on our ability to renegotiate the terms of our 5.0% Convertible Senior Notes due 2012, as discussed in detail in the Liquidity and Capital Resources section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 47 of this report, and our having adequate funds to undertake such activities.

Oil and Natural Gas Reserves

Please see Item 2. Properties of this report for a complete description of our oil and gas reserves and related information.

Industry and Economic Factors

Our business is subject to many factors beyond our control.  One such factor is the fluctuation of oil and gas prices.  Historically, oil and gas markets have been cyclical and volatile.  During fiscal year 2010 we experienced wide fluctuation in the world price for oil.  We expect prices to continue to be difficult to predict.

While our revenues are a function of both production and prices, wide swings in commodity prices will likely continue to have a significant impact on our results of operations. We have not elected to engage in hedging transactions because we do not have the necessary infrastructure or the required flexibility in our rights to conduct export transactions.

Our operations entail significant complexities due to the depth and geological makeup of the structures we are entering.  Advanced technologies requiring highly trained personnel are utilized in both exploration and development.  Even when the technology is properly used we still may not know conclusively whether hydrocarbons will be present or the rate at which they may be produced when wells are completed.  Despite our best efforts to limit our risks, exploration drilling is a high-risk activity that may not yield commercial production or reserves.

Marketing and Sales to Major Customers

There are a variety of factors which affect the market for oil and natural gas, including the extent of domestic production and imports, the availability, proximity and capacity of pipelines and other transportation facilities, demand, the marketing of competitive fuels and the effects of state and federal regulations on oil and natural gas production and sales.

In the exploration, development and production business, production is normally sold to relatively few customers.  We are now exporting nearly all of our test production for sale in the world market.  Currently, 95% of our production is being sold to one client, Titan Oil (formerly Euro-Asian Oil AG).  Revenue from oil sold to Titan Oil made up 98% of our total revenue.  The loss of Titan Oil may have a material adverse effect on our operations in the short-term.  Based on current demand for crude oil and the fact that alternate purchasers are readily available, we believe the loss of Titan Oil would not materially adversely affect our operations long-term.

Distribution Method

Our crude oil exports are transported via the Aktau sea port to world markets. Pursuant to our agreement with Titan Oil, delivery is FCA (Incoterms 2000) at the railway station in Mangishlak.  The oil is shipped via railway cars provided by Titan Oil.  The volume and sales price are determined on a monthly basis, with all payments being covered by an irrevocable standby letter of credit opened through a first-class international bank.  Sales prices is based on the average quoted Brent crude oil price from Platt's Crude Oil Marketwire for the three days following the bill of lading date less a discount for transportation expenses, freight charges and other expenses.  The quality of crude oil supplied must meet minimum quality specifications.

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

Environmental Matters

Oil and gas operations are subject to numerous laws and regulations controlling the generation, use, storage and discharge of materials into the environment or otherwise relating to the protection of the environment.  These laws and regulations may:

•	require the acquisition of a permit or other authorization before construction or drilling commences;

•	restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production, and natural gas processing activities;

•
suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands, areas inhabited by threatened or endangered species and other protected areas;

•	require remedial measures to mitigate pollution from historical and on-going operations such as the use of pits and plugging of abandoned wells;

•	restrict injection of liquids into subsurface strata that may contaminate groundwater; and

•	impose substantial liabilities for pollution resulting from our operations.

    Environmental permits that the operators of properties are required to possess may be subject to revocation, modification, and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations and permits, and violations are subject to injunction, civil fines, and even criminal penalties. Our management believes that we are in substantial compliance with current environmental laws and regulations, and that we will not be required to make material capital expenditures to comply with existing laws. Nevertheless, changes in existing environmental laws and regulations or interpretations thereof could have a significant impact on our operations as well as the oil and gas industry in general, and thus we are unable to predict the ultimate cost and effects of future changes in environmental laws and regulations.

We are not currently involved in any administrative, judicial or legal proceedings arising under environmental protection laws and regulations, which would have a material adverse effect on our respective financial positions or results of operations. We do not maintain insurance against the costs of clean-up operations and we are not fully insured against all such risks. A serious incident of pollution may result in the suspension or cessation of operations in the affected area.

Employees

We have approximately 390 full-time employees.  None of our employees are covered by collective bargaining agreements.  From time to time we utilize the services of independent consultants and contractors to perform various professional services.  Field and on-site production operation services, such as pumping, maintenance, dispatching, inspection and testing are generally provided by independent contractors.

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

Item 1A. Risk Factors

We do not currently have the funds, or the ability to raise the funds, necessary to repurchase the Notes.

In 2007 we raised $60,000,000 in connection with the issuance of 5.0% Convertible Senior Notes due 2012 (the “Notes”).  The terms of the original indenture governing the Notes (the “Original Indenture”) provided for three put dates that allowed the holders of the Notes to redeem the Notes prior to their 2012 maturity date.  The first two put dates passed unexercised.  The third put date is July 13, 2010.  In connection with ongoing negotiations with the holders of the Notes to restructure the Notes, we entered into a Supplemental Indenture which grants the Noteholders a fourth put date that commences on June 13, 2010 and expires on September 13, 2010.  In exchange for the granting of the fourth put date, the Noteholders separately agreed they will not exercise their put option for the third put date and they will not exercise their put option for the fourth put date prior to September 1, 2010; provided, however, the Noteholders may exercise such put options at any time upon the occurrence of any of the following: (i) an default  occurs under the Indenture, excluding certain defaults that occurred prior to June 7, 2010, (ii) failure by us or Emir to timely pay any Indebtedness (as defined in the Indenture) or any guarantee of any Indebtedness that exceeds U.S. $1,000,000, or any Indebtedness becomes due and payable prior to its stated maturity other than at our or Emir’s option, or (iii) the Noteholders holding a majority in outstanding principal amount of the Notes provide notice to us that negotiations with respect to restructuring the Notes have terminated.  Therefore, it is possible the Noteholders could exercise a put option with respect to the Notes prior to September 1, 2010 if any of the foregoing events occur.

Prior to entering into the Supplemental Indenture, we were in default under certain covenants contained in Article 9 of the Indenture requiring us to maintain a minimum net debt to equity ratio and to comply with certain notice, delivery and other provisions.  The Noteholders separately agreed to waive these defaults until the earlier of: (i) September 1, 2010 or (ii) the fourth put date, with the understanding that such waiver will not constitute a waiver of any default under the Indenture that remains ongoing as of September 1, 2010 or that occurs after June 8, 2010.  We currently believe we will not be able to remedy the default of the net debt to equity ratio covenant by September 1, 2010 and, therefore, we anticipate we will be in default under the Indenture at September 1, 2010 unless a future waiver is obtained from the Noteholders.  There is no assurance the Noteholders will provide any future waiver or any further extension of their redemption put rights under the Indenture.  Moreover, there is no assurance that we will be successful in renegotiating the terms and conditions of the Notes.

If we are unable to extend the waiver of default beyond September 1, 2010, or at any time we are in default under the Indenture, the Noteholders have the right to accelerate the Notes and require us to make immediate payment of all unpaid interest and principal.  As of March 31, 2010, the outstanding balance of unpaid principal and interest under the Notes was $62,819,786.  If the Noteholders were to accelerate the Notes, we would have insufficient funds to pay the Notes.  We do not anticipate obtaining sufficient funds to retire the Notes in the near future.  If we default on the Notes, the Noteholders could seek any legal remedies available to them to obtain repayment of the Notes, including forcing us into bankruptcy, which would likely also result in Emir Oil being forced into bankruptcy.  Pursuant to Kazakhstan law and the terms of our exploration license, the government of the Republic of Kazakhstan has the right to cancel our licenses to the ADE Block, the Southeast Block and the Northwest Block in the event Emir Oil becomes insolvent or enters into bankruptcy proceedings.  If such were to happen, we would be left with limited assets, no operations and ability to generate revenue or otherwise repay the Notes.

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

The financial crisis and economic conditions have and may continue to have a material adverse impact on our business and financial condition that we cannot predict.

The global economic conditions have deteriorated during the past two fiscal years and continue to remain unstable.  The global financial markets have experienced a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in prices of securities, diminished liquidity and credit availability, inability to access capital, bankruptcy, failure, collapse or sale of financial institutions and an unprecedented level of intervention from the U.S. federal government and other governments.  In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly.  As a result of the concerns about the stability of financial markets generally and the solvency of existing debtors specifically, the cost of obtaining money from credit markets has increased.  Many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity and have either reduced or, in many cases, ceased to provide any new funding.

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

Historically, we have financed these expenditures primarily with cash raised through the sale of our equity and debt securities and revenue generated by operations.   If our revenues or borrowing base decreases, which is expected, as a result of lower oil and natural gas prices, operating difficulties or declines in reserves, we may have limited ability to expend the capital necessary to undertake or complete future drilling programs. Additional debt or equity financing or cash generated by operations may not be available to meet these requirements.  Due to the current low prices for oil and gas and the restrictions in the capital markets largely caused by the global financial crisis, we anticipate that we will not have enough capital available during the upcoming fiscal year to make substantial capital expenditures.

Oil and gas prices are characteristically volatile, and if they remain low for a prolonged period, our revenues, profitability and cash flows will decline.  A sustained period of low oil and natural gas prices would adversely affect our business operations, our asset values and our financial condition and ability to meet our financial commitments.

The global financial crises and economic downturn has resulted in a significant decline in oil and natural gas prices from their highs of 2008. The prices we receive for our oil and natural gas production heavily influence our revenue, profitability, access to capital and future rate of growth. The prices we receive for our production, and the levels of our production, depend on a variety of additional factors that are beyond our control, such as:

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

A productive well may become uneconomical in the event deleterious substances are encountered which impair or prevent the production of oil or gas from the well.  In addition, production from any well may be unmarketable if it is contaminated with water or other deleterious substances.  We may drill wells that are unproductive or, although productive, do not produce oil or gas in economic quantities.  Unsuccessful drilling activities could result in higher costs without any corresponding revenues.  Furthermore, the successful completion of a well does not ensure a profitable return on the investment.

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

We will be unable to produce up to 76% of our proved reserves if we are not able to obtain a commercial production contract or extend our current exploration contract, which would likely require us to terminate our operations.

Under our exploration contract on our properties we have the rights to produce oil and gas only until January 2013, yet 76% of our proved reserves are scheduled to be produced after January 2013. We have the exclusive right to negotiate a commercial production contract as per the terms of our exploration contract.  The Ministry of Oil and Gas of the Republic of Kazakhstan (the “MOG”) does not make public its determinations on the granting of commercial production rights.  Based on discussions with the MOG, we have learned that the primary factors used by the MOG in determining whether to grant commercial production rights are whether the contract holder has fulfilled its minimum work program commitments, proof of commercial discovery and submission of an approved development plan by a third-party petroleum institute in Kazakhstan to exploit the established commercial reserves.  Typically, if commercial production rights are not granted it is because the contract holder has failed to make a commercial discovery within their contract territory and had decided to abandon the contract territory or the contract holder has insufficient funds to complete its minimum work program requirement and was unable to complete the necessary work to substantiate the presence of commercially producible reserves to the MOG.  Our efforts are focused toward meeting our minimum work program requirements and making and substantiating commercial discoveries in as many of the identified structures as possible to support our application for commercial production rights.  If we are not granted commercial production rights prior to the expiration of our exploration contract, we may lose our right to produce the reserves on our current properties.  If we are unable to produce those reserves, we will be unable to realize revenues and earnings and to fund operations and we would most likely be unable to continue as a going concern.

Prospective properties that we decide to drill may not yield oil or natural gas in commercially viable quantities or quantities sufficient to meet our targeted rate of return.

The structures we have located on our territory are typically at a depth of 3,100 to 3,800 meters and some structures may be deeper in the Northwest Block.  The rock is generally carbonates of limestone and dolomite, which can inhibit oil flow and well drainage and thereby results in higher risk drilling, reduced well drainage areas, lower production rates and higher than expected well decline rates.   These factors in turn adversely affect the valuation of our reserve base.  We attempt to address these challenges through careful selection of drilling sites and we are now in process of developing models of our oil fields that will guide our well locations, drilling activities and technology deployment.

A “prospect” is a property which, based on available seismic and geological data, we believe shows potential oil or natural gas.  Our prospects are in various stages of evaluation and interpretation.  There is no way to accurately predict in advance of incurring drilling and completion costs whether a prospect will be economically viable.  Even with seismic data and other technologies and the study of producing fields in the same area, we cannot know conclusively prior to drilling whether oil or natural gas will be present or, if present, will be present in commercial quantities.  The analysis that we perform using data from other wells, more fully explored prospects and producing fields may not be useful in predicting the characteristics and potential reserves associated with our drilling prospects. When we drill unsuccessful wells, our drilling success rate declines and we may not achieve our targeted rate of return.

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

During the year ended March 31, 2010, we sold approximately 95% of our crude oil production to Titan Oil.  Revenue from oil sold to Titan Oil made up 98% of our revenue during the year ended March 31, 2010.  The loss of Titan Oil may have a material adverse effect on our operations in the short-term.  Based on current demand for crude oil and the fact that alternate purchasers are readily available, we believe the loss of Titan Oil would not materially adversely affect our operations long-term.

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

Prior to the expiration of our exploration rights, we plan to make application for commercial production rights to the extent we have established commercially producible reserves on our properties.  We have the exclusive right to negotiate a commercial production contract for the ADE Block, the Southeast Block and the Northwest Block and the government is required to conduct these negotiations under the “Law of Petroleum” in Kazakhstan.  The terms of the commercial production contract will establish the Mineral Extraction Tax, Rent Export Tax and other payments due to the government in connection with commercial production.  At the time the commercial production contract is issued, we will be required to begin repaying the government its historical investment costs of exploration and development of the ADE Block, the Southeast Block and the Northwest Block, as well as a Commercial Discovery Bonus.  The historical investment costs associated with the ADE Block, the Southeast Block and the Northwest Block are approximately $6 million, $5.3 million and $5.4 million respectively.  We currently do not know the amount of any required Commercial Discovery Bonus, but anticipate it could be as high as $3.2 million. If satisfactory terms for commercial production rights cannot be negotiated, it could have a material adverse effect on our financial position.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Our properties comprise an 850 contiguous square kilometer area in the Mangistau Region of southwestern Kazakhstan.

Exploratory and Developmental Acreage

The following table summarizes our gross and net developed and undeveloped mineral acreage by block at March 31, 2010.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
ADE Block	950	950	46,805	46,805	47,755	47,755
Southeast Block	670	670	65,245	65,245	65,915	65,915
Northwest Block	-	-	96,370	96,370	96,370	96,370

Development of Oil and Gas Properties in Kazakhstan

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

We currently own a 100% interest in both a license to use subsurface mineral resources and a hydrocarbon exploration contract issued by the ROK in 1999 and 2000, respectively (collectively referred to herein as the “license” or the “exploration contract”).   When initially granted, the exploration and development stage of our exploration contract had a five year term, with provision for two extensions for a period of two years each.  On June 24, 2008 the MEMR (the predecessor to the MOG) agreed to extend the exploration stage of our exploration contract until January 2013.

Initially, the exploration contract granted us the right to engage in exploration and development activities in an area of approximately 200 square kilometers referred to herein as the “ADE Block.”  The ADE Block is comprised of three fields, the Aksaz, Dolinnoe and Emir fields.  During our 2006 fiscal year our exploration contract was expanded to include an additional 260 square kilometers of land adjacent to the ADE Block, which we refer to herein as the “Southeast Block”, which includes the Kariman oil and gas field and the Borly and Yessen structures.  In October 2008 the MEMR granted a further extension of the territory covered under our exploration contract to include an additional 390 square kilometer area, bringing our total contract area to 850 square kilometers (approximately 210,000 acres). The additional territory is located to the north and west of our current exploration territory, extending the exploration territory toward the Caspian Sea and is referred to herein as the “Northwest Block.”  The Southeast Block and the Northwest Block are governed by the terms of our exploration contract.

In order to be assured that adequate exploration activities are undertaken during exploration stage, the MOG establishes an annual mandatory minimum work program to be accomplished in each year of the exploration contract.  Under the minimum work program the contractor is required to invest a minimum dollar amount in exploration activities within the contract territory, which may include geophysical studies, construction of field infrastructure or drilling activities.  During the exploration stage, the contractor is also required to drill sufficient wells in each field to establish the existence of commercially producible reserves in any field for which it seeks a commercial production license.  Failure to complete the minimum work program requirements for any particular field during the term of the exploration contract could preclude the contractor from receiving a longer-term production contract for such field, regardless the success of the contractor in proving commercial reserves during the partial fulfillment of the minimum work program.

The contract we hold follows the above format.  The contract sets the minimum dollar amount we must expend during each year of our work program.  Through July 2009, our work program year ended on July 9 each year.  As a result of certain changes to our exploration license, our work program year end has now changed to January 9 of each year through January 9, 2013.  Therefore our work program year does not coincide with our fiscal year.  As a result of these timing differences, the amounts reflected in the table below as “Actually Made” may differ from amounts disclosed elsewhere in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations or the consolidated financial statements included in this report, which present figures based on our fiscal year rather than our work program year.

Amount of Expenditure	Mandated by Contract	Actually Made
Prior to July 2007	$40,200,000	$104,750,000
July 2007 to July 2008	$8,480,000	$115,040,000
July 2008 to July 2009	$1,845,000	$44,900,000
July 2009 to January 2010	$8,565,000	$15,970,000
January 2010 to January 2011	$21,520,000	$8,727,000*
January 2011 to January 2012	$27,300,000	$ -
January 2012 to January 2013	$14,880,000	$ -
Total	$122,790,000	$289,387,000

* Investment as of March 31, 2010

Under the rules of the MOG there is a process whereby expenditures above the minimum requirements in one period may be carried over to meet minimum obligations in future periods. As the above chart shows we have significantly exceeded the minimum expenditure requirement in each period of the contract and have more than doubled the total minimum capital expenditure requirement during the exploration stage.

In addition to mandatory minimum capital expenditures in each year, exploration contracts typically require the contract holder to drill a certain number of wells in each structure for which it plans to seek commercial production rights.

In Kazakhstan, typically, one exploratory well and two appraisal wells are sufficient to support a claim of commercially producible reserves in a particular field, although in some cases, commercial reserves have been demonstrated with fewer wells.  The total number of wells the MOG requires during exploration stage is generally determined by the number of fields or structures identified by the seismic studies done on a territory.  3D seismic studies completed on the ADE Block and the Southeast Block, have identified six potential fields or structures.  We plan to perform 3D seismic studies on the Northwest Block to identify potential structures in that Block.

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

Under our exploration contract, we have the exclusive right to apply for and negotiate a commercial production contract.  The government is required to negotiate the terms of these rights in good faith in accordance with the Law of Petroleum of Kazakhstan.  Based on discussions with the MOG, the primary factors used by the MOG in determining whether to grant commercial production rights are whether the contract holder has fulfilled the minimum work program commitments, proved the existence of a commercial discovery and submitted and received approval of a development plan prepared by a third-party petroleum institute in Kazakhstan for the exploitation of the established commercial reserves.  All our efforts during exploration stage have and will continue to focus on meeting these criteria.

The terms of our commercial production rights will be negotiated at the time we apply to transition to commercial production.  We became subject to a new tax code on January 1, 2009.  Under the new tax code, the royalty we previously paid was replaced by a mineral extraction tax.  The rate of the mineral extraction tax depends on annual production output.  The new code currently provides for a 5% mineral extraction tax rate (6% starting from 2013 and 7% starting from 2014) on production sold to the export market, and a 2.5% tax rate (3% in 2013 and 3.5% starting from 2014) on production sold to the domestic market.  The mineral extraction tax expense is reported as part of oil and gas operating expense.  In January 2009 we also became subject for a rent export tax, which is calculated based on the export sales price.  This tax ranges from as low as 0% if the price is less than $40 per barrel to as high as 32% if the price per barrel exceeds $190.

Drilling Operations

Over the past financial year we have concentrated our operational efforts on stabilizing and maintaining production through continuous work with the existing wellstock.  No new wells were drilled due to the difficult financial situation we have experienced over the past fiscal year when most of our financial resources were diverted to alleviating working capital problem.

We have also continued our preparatory work for eventual transition of a portion of existing assets to commercial production. We have retained the services of a third-party independent consulting company to prepare a geological model of the Kariman, Aksaz and Dolinnoe fields.  This work is ongoing and is expected to be completed prior to the end of fiscal year 2011.  This step, in conjunction with cooperation with the Kazakhstani design institute, should prepare us for eventual transition to commercial production.

During fiscal year 2010 we signed a contract for the shooting of 3D seismic and interpretation over a portion of the Northwest Block with GeoSeismic LLP, a company affiliated with Mr. Toleush Tolmakov, General Director of Emir Oil LLP, and a Company shareholder.  The total value of the contract is $3.8 million with GeoSeismic LLP agreeing to accept payment in BMB common stock in lieu of cash payment at the rate of $2.00 per share, at our option. We expect 3D seismic interpretation results to be completed in the first quarter of fiscal year 2011.  Once the results are interpreted, we will furnish them to our independent petroleum engineers, Chapman Petroleum Engineering Ltd., and retain their services for assessing resource potential of the Northwest Block.  We expect this project to be fully completed by the end of our second fiscal quarter 2011.

We are continuing the process of researching various available options for using different design pumps at the Dolinnoe and Aksaz fields, both of which have higher natural gas content making it impossible to utilize the type of electronic submersible pumps currently used on the Kariman field.

We expect to continue working with the existing wellstock for the remainder of the 2011 fiscal year with the intent of increasing and sustaining production rates from existing wells.

Well Performance and Production

The following table sets forth our gross and net working interests in exploratory and development wells drilled during the three years ended March 31, 2010:

	2008		2009		2010
	Gross	Net	Gross	Net	Gross	Net
Exploratory
Productive
Oil	18	18	24	24	24	24
Gas	-	-	-	-	-	-
Dry wells	-	-	-	-	-	-
Total	18	18	24	24	24	24
Development
Productive
Oil	-	-	-	-	-	-
Gas	-	-	-	-	-	-
Dry wells	-	-	-	-	-	-
Total	-	-	-	-	-	-

As of the fiscal year ended March 31, 2010, each of the 24 wells identified above was in test production, testing or under or awaiting workover.  Each of the above listed wells is Company operated.

According to the laws of the Republic of Kazakhstan, we are required to test every prospective target on our properties separately; this includes the completion of well surveys on different modes with various choke sizes on each horizon.

In the course of well testing, when the transfer from target to target occurs, the well must be shut in; oil production ceases for the period of mobilization/demobilization of the workover rig, pull out of the hole, run in the hole, perforation, packer installation time, etc.  This has the effect of artificially diminishing production rates averaged over a set period of time.

During our fourth fiscal quarter 2010, our average daily crude oil production was 2,940 barrels per day.  Following is a brief description of the production rates of each of our 24 wells during the fiscal year ended March 31, 2010.

Well	Single Interval Production Rate for the year ended March 31, 2010	Average Daily Production Rate for the quarter ended March 31, 2010	Diameter Choke Size

Aksaz -1	31 - 57 bpd	31 - 38 bpd	4 mm
Aksaz -2	0 - 13 bpd(1)	6 bpd(1)	3 mm
Aksaz-3	0 - 377 bpd(1)	226 - 296 bpd(1)	7 mm
Aksaz -4	50 - 57 bpd	50 bpd	4 mm
Aksaz -6	25 - 63 bpd	25 bpd	5 mm
Dolinnoe -1	0 - 157 bpd	63 bpd	5 mm
Dolinnoe -2	0 - 189 bpd(2)	25 – 69 bpd(2)	6 mm
Dolinnoe -3	0 - 176 bpd	0 - 176 bpd	14 mm
Dolinnoe -5	0 bpd	0 bpd	0 mm
Dolinnoe -6	0 - 94 bpd(2)	0 - 19 bpd(2)	0 mm
Dolinnoe -7	0 - 371 bpd(2)	0 - 371 bpd(2)	4 mm
Emir -1	0 bpd	0 bpd(3)	0 mm
Emir - 2	0 - 38 bpd	0 bpd(3)	0 mm
Emir -6	0 - 94 bpd	0 bpd(3)	0 mm
Kariman -1	0 - 63 bpd(4)	0 - 63 bpd(4)	0 mm
Kariman -2	0 - 660 bpd(4)	0 - 660 bpd(4)	14 mm
Kariman -3	0 - 50 bpd(5)	0 - 38 bpd(5)	0 mm
Kariman -4	170 - 403 bpd(4)	170 - 315 bpd(4)	10 mm
Kariman -5	0 - 132 bpd(5)	0 - 75 bpd(5)	0 mm
Kariman -6	0 - 409 bpd(4)	0 - 302 bpd(4)	9 mm
Kariman -7	0 - 415 bpd(4)	0 - 415 bpd(4)	12 mm
Kariman -8	0 - 434 bpd(4)	201 - 384 bpd(4)	12 mm
Kariman -10	0 - 321 bpd(4)	0 - 189 bpd(4)	10 mm
Kariman-11	0 - 346 bpd(4)	126 - 239 bpd(4)	12 mm

(1)	We have performed acid treatment at these wells.
(2)	We have performed workover at these wells and moved to new horizons.
(3)	Emir wells are on temporary abandonment as the Company is planning for submission of an application for pilot development project for this field.
(4)
 We have installed centrifugal submersible pumps at these wells.  After a brief period of testing and fine tuning, production from this well stabilized.  Stabilized production rates are included in the table above.

(5)
We have installed beam pumpcentrifugal submersible pumps at these wells.  After a brief period of testing and fine tuning, production from this well stabilized.  Stabilized production rates are included in the table above.

We plan to continue working with the existing wellstock in the next fiscal year and are reviewing various alternatives for increasing production.  We will have researched and, funds permitting, plan to employ directional/horizontal drilling on the existing wells on the Kariman field.  We plan to complete directional drilling on one or two existing Kariman fields during fiscal year 2011.

Proved Reserves Disclosures

Recent SEC Rule-Making Activity. In December 2008, the SEC announced that it had approved revisions to modernize the oil and gas reserve reporting disclosures. The new disclosure requirements include provisions that:

·
Introduce a new definition of oil and gas producing activities. This new definition allows companies to include in their reserve base volumes from unconventional resources. Such unconventional resources include bitumen extracted from oil sands and oil and gas extracted from coal beds and shale formations.

·	Report oil and gas reserves using an unweighted average price using the prior 12-month period, based on the closing prices on the first day of each month, rather than year-end prices.

·
Permit companies to disclose their probable and possible reserves on a voluntary basis. In the past, proved reserves were the only reserves allowed in the disclosures.  We have chosen not to make disclosure under these categories.

·	Requires companies to provide additional disclosure regarding the aging of proved undeveloped reserves.

·	Permit the use of reliable technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes.

·	Replace the existing “certainty” test for areas beyond one offsetting drilling unit from a productive well with a “reasonable certainty” test.

·
Require additional disclosures regarding the qualifications of the chief technical person who oversees the company’s overall reserve estimation process. Additionally, disclosures regarding internal controls over reserve estimation, as well as a report addressing the independence and qualifications of its reserves preparer or auditor will be mandatory.

We adopted the rules effective March 31, 2010.

The new rule does not allow for prior-year reserve information to be restated, so all information related to periods prior to 2010 is presented consistent with prior SEC rules for the estimation of proved reserves.

Oil and Natural Gas Reserves

The following table sets forth our estimated net proved oil and natural gas reserves and the standardized measure of discounted future net cash flows related to such reserves as of March 31, 2010.  The standardized measure of discounted future net cash flows is not intended to represent the current market value of our estimated oil and natural gas reserves.  The oil and natural gas reserve data included in, or incorporated by reference in this document, are only estimates and may prove to be inaccurate.

	Proved reserves to be recovered by January 9, 2013(1)		Proved reserves to be recovered after January 9, 2013(1)
	Developed(2)	Undeveloped(3)	Developed(2)	Undeveloped(3)	Total
Oil and condensate (MBbls)(4)	5,195	307	14,960	2,264	22,726
Natural gas (MMcf)	-	-	-	-	-
Total BOE (MBbls)	5,195	307	14,960	2,264	22,726

Standardized Measure of discounted future net cash flows(5) (in thousands of U.S. Dollars)					$ 268,322

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

As of March 31, 2010 our estimated proved reserves had a pre-tax PV10 value of approximately $422.1 million and a standardized measure of discounted future cash flows of approximately $268.3 million.

The following table summarizes our total net proved reserves, pre-tax PV10 value and Standardized Measure of Discounted Future Net Cash Flows as of March 31, 2010.

	Oil (Bbl)	Pre-Tax PV10 Value	Standardized Measure of Discounted Future Net Cash Flows
Oil and condensate (MBbls)(4)	22,726	$ 422,121	$ 268,322
Natural gas (MMcf)	-	-	-
Total BOE (MBbls)	22,726	$ 422,121	$ 268,322

Proved Undeveloped Reserves

 Our reserve estimates as of March 31, 2010 and 2009 include 2.6 million BOE as proved undeveloped reserves, respectively. There were no changes in proved undeveloped reserves during the year ended March 31, 2010. We did not incur capital expenditures for conversion of proved undeveloped reserves to proved developed reserves as of year ended March 31, 2010.

Internal Controls Over Reserves Estimates.

We engaged Chapman Petroleum Engineering, Ltd. (“Chapman”), to estimate our net proved reserves, projected future production and the standardized measure of discounted future net cash flows as of March 31, 2010.  Chapman’s estimates are based upon a review of production histories and other geologic, economic, ownership and engineering data provided by us.  Chapman has independently evaluated our reserves for the past several years.  In estimating the reserve quantities that are economically recoverable, Chapman used oil and natural gas prices in effect as of March 31, 2010 without giving effect to hedging activities.  In accordance with requirements of the Securities and Exchange Commission (the “SEC”) regulations, no price or cost escalation or reduction was considered by Chapman.  Our reserves estimates are reviewed and approved by our Chief Executive Officer and our President.  Our Chief Financial Officer reviews the reserves estimates to assure compliance with SEC reporting requirements.  A letter which identifies the professional qualifications of the individual who was responsible for overseeing the preparation of our reserve estimates as of March 31, 2010 has been filed as Exhibit 99.1 to this report.

Cost Information

Estimated Costs Related to Conversion of Proved Undeveloped Reserves to Proved Developed Reserves

The following table indicates projected reserves that we currently estimate will be converted from proved undeveloped or proved developed non-producing to proved developed, as well as the estimated costs per year involved in such development.

Year	Total BOE	Estimated Development Costs
2011	3,074,000	1,170,000
2012	1,175,000	600,000
2013	6,868,000	1,720,000
2014	-	-
2015	-	-

Our average daily production for the month of March 31, 2010, was 2,685 Boe per day.

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

In accordance with SEC regulations, the Chapman Report used oil and natural gas average prices in effect during the year ended March 31, 2010.  The prices used in calculating the standardized measure of discounted future net cash flows attributable to proved reserves do not necessarily reflect market prices for oil and natural gas production subsequent to March 31, 2010.  There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will actually be realized for such production or that existing contracts will be honored or judicially enforced.

Capitalized Costs

Capitalized costs and accumulated depletion, depreciation and amortization relating to our oil and natural gas producing activities, all of which are conducted in the Republic of Kazakhstan, are summarized below:

	As of March 31, 2010	As of March 31, 2009

Developed oil and natural gas properties	$ 246,979,803	$ 221,374,856
Unevaluated oil and natural gas properties	25,924,087	40,580,015
Accumulated depletion, depreciation and amortization	(34,302,048)	(23,226,458)
Net capitalized cost	$ 238,601,842	$ 238,728,413

Exploration, Development and Acquisition Capital Expenditures

The following table sets forth certain information regarding the total costs incurred associated with exploration, development and acquisition activities.

	For the year ended March 31, 2010	For the year ended March 31, 2009	For the year ended March 31, 2008

Acquisition costs:
Unproved properties	$ -	$ -	$ -
Proved properties	-	-	-
Exploration costs	-	2,275,021	3,024,386
Development costs	10,949,019	63,727,311	83,950,096
Subtotal	10,949,019	66,002,332	86,974,482
Asset retirement costs	-	86,438	1,300,576
Total costs incurred	$ 10,949,019	$ 66,088,770	$ 88,275,058

Oil and Natural Gas Volumes, Prices and Operating Expense

The following table sets forth certain information regarding production volumes, average sales price and average operating expense associated with our sale of oil and natural gas for the periods indicated.

	For the Year Ended March 31, 2010	For the Year Ended March 31, 2009	For the Year Ended March 31, 2008
Production:
Oil and condensate (Bbls)	1,016,221	1,080,895	907,823
Natural gas liquids (Bbls)	-	-	-
Natural gas (Mcf)	-	-	-
Barrels of oil equivalent (BOE)	1,016,221	1,080,895	907,823

Sales(1)(3):
Oil and condensate (Bbls)	1,036,070	1,073,754	896,256
Natural gas liquids (Bbls)	-	-	-
Natural gas (Mcf)	-	-	-
Barrels of oil equivalent (BOE)	1,036,070	1,073,754	896,256

Average Sales Price(1):
Oil and condensate ($ per Bbl)	$ 55.28	$ 64.84	$ 67.16
Natural gas liquids ($ per Bbl)	$ -	$ -	$ -
Natural gas ($ per Mcf)	$ -	$ -	$ -
Barrels of Oil equivalent ($ per BOE)	$ 55.28	$ 64.84	$ 67.16

Average oil and natural gas operating expenses including production and ad valorem taxes ($ per BOE)(2)(3)	$ 8.27	$ 7.01	$ 6.15

(1)	During the years ended March 31, 2010, 2009 and 2008, the Company has not engaged in any hedging activities, including derivatives.
(2)	Includes transportation cost, production cost and ad valorem taxes (except for rent export tax).
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

Office Facilities

Our principal executive and corporate offices are located in an office building located at 202 Dostyk Avenue, in Almaty, Kazakhstan.  We lease this space and believe it is sufficient to meet our needs for the foreseeable future.

We also maintain an administrative office in Salt Lake City, Utah. The address is 324 South 400 West, Suite 225, Salt Lake City, Utah 84101, USA.

Item 3.   Legal Proceedings

See Note 23 “Commitments and Contingencies” to the notes to the consolidated financial statements under Part II – Item 8 of this report.

Item 4.  [Removed and Reserved]

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE Amex under the symbol “KAZ.” Our shares are also traded on XETRA , the Deutsche Borse electronic trading system under SE code DL-,001 DMW US09656A1051.

The following table presents the high and low sales price for the fiscal year ended March 31, 2010 and March 31, 2009, as reported by the NYSE Amex.

Fiscal year ended March 31, 2010	High	Low

Fourth quarter	$ 1.45	$ 0.94
Third quarter	$ 1.31	$ 0.88
Second quarter	$ 1.14	$ 0.78
First quarter	$ 1.79	$ 0.56

Fiscal year ended March 31, 2009

Fourth quarter	$ 1.90	$ 0.36
Third quarter	$ 3.54	$ 0.80
Second quarter	$ 6.00	$ 2.96
First quarter	$ 7.88	$ 5.26

Holders

As of June 2, 2010, we had approximately 366 shareholders of record holding 51,865,015 shares of our common stock.  The number of record holders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Performance Graph

We are a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and accordingly are not required to provide this information.

Recent Sales of Unregistered Securities

On January 1, 2010, we granted, subject to certain vesting requirements, restricted stock awards to certain executive officers, directors, employees and outside consultants of the Company pursuant to the BMB Munai, Inc. 2004 Stock Incentive Plan (the “2004 Plan.”)  The total number of shares granted was 1,500,000.  The restricted stock grants were valued at $1.14 per share, the closing price of our common stock on the date of grant.

Grants were made to 15 people, 13 of whom are non-U.S. persons.  The restricted stock grants were made without registration pursuant to Regulation S of the Securities Act Rules and/or Section 4(2) under the Securities Act of 1933. Among the parties receiving restricted stock grants were the following:

Name	Position with Company	Restricted Stock Granted

Boris Cherdabayev	Chairman of the Board of Directors	280,000
Gamal Kulumbetov	Chief Executive Officer	80,000
Askar Tashtitov	President	230,000
Toleush Tolmakov	Director Emir Oil LLP	215,000
Evgeny Ler	Chief Financial Officer	110,000
Anuarbek Baimoldin	Chief Operating Officer	20,000

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

Issuer Purchases of Equity Securities

We did not repurchase any equity securities of the Company during the quarter ended March 31, 2010.

Item 6. Selected Financial Data

The selected consolidated financial information set forth below is derived from our consolidated balance sheets and statements of operations as of and for the years ended March 31, 2010, 2009, 2008, 2007 and 2006. The data set forth below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included in this report.

	For the year ended March 31,
	2010	2009	2008	2007	2006
Consolidated Statements of Operations Data:

Revenues	$ 57,274,526	$ 69,616,875	$ 60,196,626	$ 15,785,784	$ 5,956,731
Oil and gas operating expenses	8,568,453	7,530,653	5,515,403	2,272,251	875,319
General and administrative expenses	14,042,577	22,262,248	14,747,754	10,757,727	9,724,597
Depletion	11,075,590	10,403,328	9,419,655	2,006,834	1,167,235
Income/(loss) from operations	7,888,299	11,595,582	30,020,087	404,843	(5,949,170)
Net income/(loss)	8,993,473	17,157,558	31,310,564	2,188,100	(6,192,943)
Basic income/(loss) per common share	$ 0.18	$ 0.37	$ 0.70	$ 0.05	$ (0.18)
Diluted income/(loss) per common share	$ 0.18	$ 0.37	$ 0.70	$ 0.05	$ (0.18)

	As of March 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:

Current assets	$ 16,947,713	$ 12,891,196	$ 26,519,810	$ 18,276,626	$ 57,336,327
Oil and gas properties, full cost method, net	238,601,842	238,728,413	183,042,971	104,187,568	67,497,230
Total assets	291,880,018	288,346,061	254,838,093	144,796,045	127,396,589
Total current liabilities	9,392,879	24,109,901	23,225,460	9,120,299	4,623,975
Total long term liabilities	72,224,647	72,111,959	71,808,702	9,814,127	8,992,420
Total Shareholders' equity	$ 210,262,492	$ 192,124,201	$ 159,803,931	$ 125,861,619	$ 113,780,194

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the fiscal years ended March 31, 2010, 2009 and 2008.  This discussion should be read in conjunction with the consolidated financial statements and footnotes to the consolidated financial statements included in this report.

Results of Operations

This section includes a discussion of our results of operations for the fiscal years ended March 31, 2010, 2009 and 2008.  The following table sets forth selected operating data for the fiscal years indicated:

	For the year ended March 31, 2010	For the year ended March 31, 2009	For the year ended March 31, 2008
Revenues:
Oil and gas sales	$ 57,274,526	$ 69,616,875	$ 60,196,626

Expenses:
Rent export tax	10,032,857	467,359	-
Export duty	-	6,783,278	-
Oil and gas operating(1)	8,568,453	7,530,653	5,515,403
Depletion	11,075,590	10,403,328	9,419,655
Interest expense	4,604,446	1,138,874	-
Depreciation and amortization	613,953	324,028	239,155
Accretion	448,351	449,025	254,572
General and administrative	14,042,577	22,262,248	14,747,754

Net Production Data:
Oil (Bbls)	1,016,221	1,080,895	907,823
Natural gas (Mcf)	-	-	-
Barrels of Oil equivalent (BOE)	1,016,221	1,080,895	907,823

Net Sales Data(3):
Oil (per Bbl)	1,036,070	1,073,754	896,256
Natural gas (Mcf)	-	-	-
Barrels of Oil equivalent	1,036,070	1,073,754	896,256

Average Sales Price:
Oil (per Bbl)	55.28	64.84	67.16
Natural gas (per Mcf)	-	-	-
Equivalent price (per BOE)	55.28	64.84	67.16

Expenses ($ per BOE) (3):
Oil and gas operating(1)	8.27	7.01	6.15
Depreciation, depletion and
amortization(2)	10.69	9.69	10.51

(1)	Includes transportation cost, production cost and ad valorem taxes (excluding rent export tax).
(2)	Represents depletion of oil and gas properties only.
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

Year ended March 31, 2010 compared to the year ended March 31, 2009.

Revenue and Production

The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the year ended March 31, 2010 and the year ended March 31, 2009.

			Year ended March 31, 2010 to the year ended March 31, 2009
	For the year	For the year	$	%
	Ended	ended	Increase	Increase
	March 31, 2010	March 31, 2009	(Decrease)	(Decrease)

Production volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	1,016,221	1,080,895	(64,674)	(6%)
Barrels of Oil equivalent (BOE)	1,016,221	1,080,895	(64,674)	(6%)

Sales volumes:
Natural gas (Mcf)	-	-	-	-
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	1,036,070	1,073,754	(37,684)	(4%)
Barrels of Oil equivalent (BOE)	1,036,070	1,073,754	(37,684)	(4%)

Average Sales Price (1)
Natural gas ($ per Mcf)	-	-	-	-
Natural gas liquids ($ per Bbl)	-	-	-	-
Oil and condensate ($ per Bbl)	$ 55.28	$ 64.84	$ (9.56)	(15%)
Barrels of Oil equivalent ($ per BOE)	$ 55.28	$ 64.84	$ (9.56)	(15%)

Operating Revenue:
Natural gas	-	-	-	-
Natural gas liquids	-	-	-	-
Oil and condensate	$ 57,274,526	$ 69,616,875	$ (12,342,349)	(18%)
Gain on hedging and derivatives(2)	-	-	-	-

(1)	At times, we may produce more barrels than we sell in a given period. The average sales price is calculated based on the average sales price per barrel sold, not per barrel produced.
(2)	We did not engage in hedging transactions, including derivatives, during the year ended March 31, 2010 or the year ended March 31, 2009.

Revenue. We generate revenue under our exploration contract from the sale of oil recovered during test production. During the year ended March 31, 2010 our oil production decreased 6% compared to the year ended March 31, 2009.

During the year ended March 31, 2010 we realized revenue from oil sales of $57,274,526 compared to $69,616,875 during the year ended March 31, 2009.   The largest contributing factor to the 18% decrease in revenue was a 15% decrease in the price per barrel we received for oil sales during the year ended March 31, 2010 compared to the fiscal year ended March 31, 2009. During the fiscal years ended March 31, 2010 and 2009 we exported 95% and 81% of our oil, respectively, to the world markets and realized the world market price for those sales.  Revenue from oil sold to the world markets made up 98% and 94% of total revenue, respectively, during the years ended March 31, 2010 and 2009. Revenue also decreased as a result of a 6% decrease in production during the 2010 fiscal year.

    As discussed above, our revenue is sensitive to changes in prices received for our oil.  Political instability, the economy, changes in legislation and taxation, reductions in the amount of oil we are allowed to export to the world markets, weather and other factors outside our control may also have an impact on both supply and demand and on revenue.

Costs and Operating Expenses

The following table presents details of our expenses for the years ended March 31, 2010 and 2009:

	For the year ended March 31, 2010	For the year ended March 31, 2009
Expenses:
Rent export tax	$ 10,032,857	$ 467,359
Export duty	-	6,783,278
Oil and gas operating(1)	8,568,453	7,530,653
General and administrative	14,042,577	22,262,248
Depletion	11,075,590	10,403,328
Interest expense	4,604,446	1,138,874
Accretion expenses	448,351	449,025
Amortization and depreciation	613,953	324,028
Consulting expenses	-	8,662,500
Total	$ 49,386,227	$ 58,021,293
Expenses ($ per BOE):
Oil and gas operating(1)	$ 8.27	$ 7.01
Depletion (2)	$ 10.69	$ 9.69

(1)	Includes transportation cost, production cost and ad valorem taxes (excluding rent export tax).
(2)	Represents depletion of oil and gas properties only.

Rent export tax. Rent export tax is calculated based on the export sales price and ranges from as low as 0% if the export sales price is less than $40 per barrel to as high as 32% if the price per barrel exceeds $190. During the year ended March 31, 2010 rent export tax paid to the government amounted to $10,032,857 compared to $467,359 for the year ended March 31, 2009.  This increase was due to increased realized price for oil during the fiscal year ended 2010, and the fact that we were not subject to rent export tax during the first three fiscal quarters of the year ended March 31, 2009.

Export Duty.  On April 18, 2008 the government of the Republic of Kazakhstan introduced an export duty on several products (including crude oil).  We became subject to the duty in June 2008.  In December 2008 the government of the Republic of Kazakhstan repealed the export duty effective January 26, 2009.  We are now subject to a new tax code that went into effect on January 1, 2009, as discussed in more detail below.  As a result of the export duty being repealed, we paid no export duty during the year ended March 31, 2010 compared to $6,783,278 during year ended March 31, 2009.  Export duty was not recorded as part of oil and gas operating expense and was not included in oil and gas operating expense per BOE calculation.

Oil and Gas Operating Expenses.  During the year ended March 31, 2010 we incurred $8,568,453 in oil and gas operating expenses compared to $7,530,653 during the year ended March 31, 2009. This increase is primarily the result of increased production and transportation expense.

Oil and gas operating expenses for the year ended March 31, 2010 and 2009 consist of the following expenses:

	For the year ended March 31,
	2010		2009
	Total	Per BOE	Total	Per BOE
Oil and Gas Operating Expenses:
Production	$ 1,635,039	$ 1.58	$ 808,663	$ 0.75
Transportation	3,423,803	3.30	4,462,883	4.16
Royalty	-	-	1,744,075	1.62
Mineral extraction tax	3,509,611	3.39	515,032	0.48
Total	$ 8,568,453	$ 8.27	$ 7,530,653	$ 7.01

The 102% increase in production expense during the year ended March 31, 2010 was due to the purchase of light crude oil for blending purposes from a third party in the amount of $877,603.

Transportation expenses decreased $1,039,080 or 23% as a result of the decreased volume of oil we produced and transported, as well as the consequences of a cost-cutting policy implemented by the Company.  We anticipate transportation expenses will continue to fluctuate in proportion to production volume.

The mineral extraction tax replaced the royalty we were paying under prior tax code. The rate of this tax depends on annual production output. The new code currently provides for a 5% mineral extraction tax rate (6% starting from 2013 and 7% starting from 2014) on production sold to the export market, and a 2.5% tax rate (3% in 2013 and 3.5% starting from 2014) on production sold to the domestic market. The mineral extraction tax expense is reported as part of oil and gas operating expense.

During the year ended March 31, 2010 mineral extraction tax paid to the government amounted to $3,509,611, which presents increase of 581% compared to $515,032 paid during the fiscal year ended March 31, 2009.  The increase was due to the fact that we were not subject to the mineral extraction tax during the first three fiscal quarters of the year ended March 31, 2009.

We calculate oil and gas operating expense per BOE based on the volume of oil actually sold rather than production volume because not all volume produced during the period is sold during the period.  The related production costs are expensed only for the units sold, not produced.  Expense per BOE is a function of total expense divided by the number of barrels of oil we sell.  During the year ended March 31, 2009 we sold 1,073,754 barrels of oil, during the year ended March 31, 2010 we sold 1,036,070 barrels of oil. The 4% decrease in sales volume coupled with the 14% increase in oil and gas operating expenses resulted in a $1.26, or 18%, increase in oil and gas operating expense per BOE.

General and Administrative Expenses.  General and administrative expenses during the year ended March 31, 2010 were $14,042,577 compared to $22,262,248 during the year ended March 31, 2009.  This represents a 37% decrease.  This decrease in general and administrative expenses was the result of:

•	a 57% decrease in non-cash compensation expense as the price for our stock declined and the non-cash compensation expense we incurred decreased significantly;
•
a 53% decrease in professional services resulting from decreased legal fees incurred in our ongoing litigation as we changed the legal firm providing those services and decreased audit consulting expenses;

•	a 27% decrease in business trip and related transportation expenses;
•	an 11% decrease in payroll expenses;
•
a 68% decrease in environmental payments for flaring of unused natural gas resulting from production, such decrease in the amount of environmental payments totaling $208,087 and $652,026 during the year ended March 31, 2010 and 2009, respectively; and

•	a 27% decrease in rent expenses.

During the year ended March 31, 2010 we recognized non-cash compensation expense in the amount of $3,171,633 resulting from restricted stock grants previously made to executive officers, directors, employees and outside consultants of the Company. By comparison, during the year ended March 31, 2009 we recognized non-cash compensation expense in the amount of $7,450,211 for restricted stock grants previously made to employees and outside consultants.

            Depletion.  Depletion expense for the year ended March 31, 2010 increased by $672,262 compared to the year ended March 31, 2009. The increase in depletion expense was attributable to the fact that we continued workover on existing wells and developed additional infrastructure during fiscal year 2010.

Amortization and Depreciation.  Amortization and depreciation expense for the year ended March 31, 2010 increased 89% compared to the year ended March 31, 2009.  The increase resulted from purchases of fixed assets during the 2010 fiscal year.

Interest Expense.  During the year ended March 31, 2010 we incurred interest expense of $4,604,446 compared to interest expense of $1,138,874 during the same period of 2009.  We have not drilled any new wells since the end of the 2009 calendar year; therefore, all interest expense incurred in connection with our convertible notes since that time has been expensed.

Income from Operations.  During the year ended March 31, 2010 we realized income from operations of $7,888,299 compared to income from operations of $11,595,582 during the year ended March 31, 2009.  This decrease in income from operations during fiscal 2010 is primarily the result of the 18% decrease in revenue recognized during fiscal 2010, which was only partially offset by the 15% decrease in our total costs and operating expenses.

Other Expense.  During the fiscal year ended March 31, 2010 we incurred total other expense of $446,888 compared to total other income of $4,533,704 during the fiscal year ended March 31, 2009.  This change from income to expense is largely attributable to:

•
a $353,401 foreign exchange loss resulting from the strengthening of the Kazakh Tenge against the U.S. Dollar during the year ended March 31, 2010 compared with the foreign exchange gain in the amount $2,592,341 realized in year ended March 31, 2009;

•
the receipt of a one-time payment for disgorgement of funds received of $1,650,293 during the 2009 fiscal year, earned in violation of the short-swing profit rules of Section 16(b) of the Securities Exchange Act of 1934;

•	a $116,087 decrease in interest income; and
•	a $268,470 increase in other expense during the fiscal year ended March 31, 2010 compared the fiscal year ended March 31, 2009.

Net Income.  For the foregoing reasons, during the year ended March 31, 2010 we realized net income of $8,993,473 or $0.18 per share compared to net income of $17,157,558 or $0.37 basic and diluted income per share for the fiscal year ended March 31, 2009.

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

Costs and Operating Expenses

The following table presents details of our expenses for the years ended March 31, 2009 and 2008:

	For the year ended March 31, 2009	For the year ended March 31, 2008
Expenses:
Rent export tax	$ 467,359	$ -
Export duty	6,783,278	-
Oil and gas operating(1)	7,530,653	5,515,403
General and administrative	22,262,248	14,747,754
Depletion	10,403,328	9,419,655
Interest expense	1,138,874	-
Accretion expenses	449,025	254,572
Amortization and depreciation	324,028	239,155
Consulting expenses	8,662,500	-
Total	$ 58,021,293	$ 30,176,539
Expenses ($ per BOE):
Oil and gas operating(1)	7.01	6.15
Depletion (2)	9.69	10.51

(1)	Includes transportation cost, production cost and ad valorem taxes (excluding rent export tax).
(2)	Represents depletion of oil and gas properties only.

Rent Export Tax. This tax is calculated based on the export sales price and ranges from as low as 0% if the export sales price is less than $40 per barrel to as high as 32% if the price per barrel exceeds $190. During the year ended March 31, 2009 rent export tax paid to the government amounted to $467,369.  We were not subject to the rent export tax during the year ended March 31, 2008 or during the first three fiscal quarters of the year ended March 31, 2009.

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

Oil and Gas Operating Expenses. During the year ended March 31, 2009 we incurred $7,530,653 in oil and gas operating expenses compared to $5,515,403 during the year ended March 31, 2008. This increase is primarily the result of several factors, including increased production volumes, royalty payments, salary and transportation expenses and increased repair costs.

During the year ended March 31, 2009 royalty paid to the government increased by $186,688 or 12% compared to the year ended March 31, 2008. While royalty expenses increased, as a percentage of total revenue, royalty expense remained nearly unchanged.  Royalties were replaced by a mineral extraction tax when we became subject to the new tax code effective January 1, 2009.

Mineral Extraction Tax. This tax replaced the royalty we were paying previously.  The rate of this tax depends upon annual production output.  At current production rates, we are subject to a 5% mineral extraction tax rate on production sold to the export market and a 2.5% tax rate on production sold to domestic market. The mineral extraction tax expense is reported as part of oil and gas operating expense. During the year ended March 31, 2009 mineral extraction tax paid to the government amounted to $515,032.  As noted above, we were not subject to the mineral extraction tax during the year ended March 31, 2008 or during the first three fiscal quarters of year ended March 31, 2009.

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

While oil and gas operating expenses increased 37% during the year ended March 31, 2009 compared to the year ended March 31, 2008, expense per BOE increased only 14% from $6.15 per BOE during the year ended March 31, 2008 to $7.01 during the year ended March 31, 2009. During the year ended March 31, 2008 we sold 896,256 barrels of oil, during the year ended March 31, 2009 we sold 1,073,754 barrels of oil.  As expense per BOE is a function of total expense divided by the number of barrels of oil sold, the 20% increase in sales volume more than offset the 45% increase in expenses resulting in the 14% increase in oil and gas operating expense per BOE.

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

Net Income.  For all of the foregoing reasons, during the year ended March 31, 2009 we realized net income of $17,157,558 or $0.37 basic and diluted income per share compared to a net income of $31,310,564 or $0.70 basic and diluted income per share for the year ended March 31, 2008.

Liquidity and Capital Resources

For the period from inception on May 6, 2003 through March 31, 2010, we have incurred capital expenditures of $289,387,000 for exploration, development and acquisition activities.  Funding for our activities has historically been provided by funds raised through the sale of our common stock and debt securities and revenue from oil sales.  From inception to March 31, 2010 we raised approximately $94.6 million through the sale of our common stock.  Additionally, during the quarter ended December 31, 2007 we completed the placement of $60 million in principal amount of 5.0% Convertible Senior Notes due in 2012.  The net proceeds from the Note issuance of approximately $56.2 million were used to pursue our drilling program.  For additional detail regarding the Notes, including adjustments to the initial conversion price and the registration right of the Noteholders, see Note 11 to the notes to the consolidated financial statements, March 31, 2010, included in this report..

Problems in the credit markets, the significant declines in worldwide oil prices and volatility and downward trends in the stock markets have caused many junior exploration and production companies, including us, to seek additional capital in order to stay in business.  Some companies have been acquired by larger companies and others have failed.

At March 31, 2010, our current assets exceeded current liabilities by $7,554,834.

In 2007 we raised $60,000,000 in connection with the issuance of 5.0% Convertible Senior Notes due 2012 (the “Notes”).  The terms of the original indenture governing the Notes (the “Original Indenture”) provided for three put dates that allowed the holders of the Notes to redeem the Notes prior to their 2012 maturity date.  The first two put dates passed unexercised.  The third put date is July 13, 2010.  In connection with ongoing negotiations with the holders of the Notes to restructure the Notes, we entered into a Supplemental Indenture which grants the Noteholders a fourth put date that commences on June 13, 2010 and expires on September 13, 2010.  In exchange for the granting of the fourth put date, the Noteholders separately agreed they will not exercise their put option for the third put date and they will not exercise their put option for the fourth put date prior to September 1, 2010; provided, however, the Noteholders may exercise such put options at any time upon the occurrence of any of the following: (i) a default  occurs under the Indenture, excluding certain defaults that occurred prior to June 7, 2010, (ii) failure by us or Emir to timely pay any Indebtedness (as defined in the Indenture) or any guarantee of any Indebtedness that exceeds U.S. $1,000,000, or any Indebtedness becomes due and payable prior to its stated maturity other than at our or Emir’s option, or (iii) the Noteholders holding a majority in outstanding principal amount of the Notes provide notice to us that negotiations with respect to restructuring the Notes have terminated.  Therefore, it is possible the Noteholders could exercise a put option with respect to the Notes prior to September 1, 2010 if any of the foregoing events occur.

Prior to entering into the Supplemental Indenture, we were in default under certain covenants contained in Article 9 of the Indenture requiring us to maintain a minimum net debt to equity ratio and to comply with certain notice, delivery and other provisions.  The Noteholders separately agreed to waive these defaults until the earlier of: (i) September 1, 2010 or (ii) the fourth put date, with the understanding that such waiver will not constitute a waiver of any default under the Indenture that remains ongoing as of September 1, 2010 or that occurs after June 8, 2010.  We currently believe we will not be able to remedy the default of the net debt to equity ratio covenant by September 1, 2010 and, therefore, we anticipate we will be in default under the Indenture at September 1, 2010 unless a future waiver is obtained from the Noteholders.  There is no assurance the Noteholders will provide any future waiver or any further extension of their redemption put rights under the Indenture.  Moreover, there is no assurance that we will be successful in renegotiating the terms and conditions of the Notes.

If we are unable to extend the waiver of default beyond September 1, 2010, or at any time we are in default under the Indenture, the Noteholders have the right to accelerate the Notes and require us to make immediate payment of all unpaid interest and principal.  As of March 31, 2010, the outstanding balance of unpaid principal and interest under the Notes was $62,819,786.  If the Noteholders were to accelerate the Notes, we would have insufficient funds to pay the Notes.  We do not anticipate obtaining sufficient funds to retire the Notes in the near future.  If we default on the Notes, the Noteholders could seek any legal remedies available to them to obtain repayment of the Notes, including forcing us into bankruptcy, which would likely also result in Emir Oil being forced into bankruptcy.  Pursuant to Kazakhstan law and the terms of our exploration license, the government of the Republic of Kazakhstan has the right to cancel our licenses to the ADE Block, the Southeast Block and the Northwest Block in the event Emir Oil becomes insolvent or enters into bankruptcy.  If such were to happen, we would be left with limited assets, no operations and ability to generate revenue or otherwise repay the Notes.

Cash Flows

During the year ended March 31, 2010 cash was primarily used to fund exploration expenditures.  See below for additional discussion and analysis of cash flow.

	Year ended	Year ended	Year ended
	March 31,	March 31,	March 31,
	2010	2009	2008

Net cash provided by operating activities	$ 14,094,980	$ 53,383,138	$ 49,981,194
Net cash used in investing activities	$ (11,410,131)	$ (63,916,431)	$ (101,454,730)
Net cash (used in)/provided by financing activities	$ (3,000,000)	$ 50,001	$ 56,539,433

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (315,151)	$ (10,483,292)	$ 5,065,897

Our principal source of liquidity during the year ended March 31, 2010 was cash and cash equivalents.  At March 31, 2009 cash and cash equivalents totaled approximately $6.8 million. At March 31, 2010 cash and cash equivalents had decreased to approximately $6.4 million. During the year ended March 31, 2010 we spent approximately $11.4 million to fund our exploration and development activities.

Certain operating cash flows are denominated in local currency and are translated into U.S. dollars at the exchange rate in effect at the time of the transaction. Because of the potential for civil unrest, war and asset expropriation, some or all of these matters, which impact operating cash flow, may affect our ability to meet our short-term cash needs.

Contractual Obligations and Contingencies

The following table lists our significant commitments at March 31, 2010, excluding current liabilities as listed on our consolidated balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital Expenditure Commitment(1)	$ 54,973,000	$ 19,618,000	$ 35,355,000	$ -	$ -
Due to the Government of the Republic of Kazakhstan(2)	17,141,956	250,000	592,924	3,343,391	12,955,641
Liquidation Fund	4,712,345	-	4,712,345	-	-
Convertible Notes with Interest(3)	71,823,785	3,000,000	68,823,785	-	-
Total	$ 148,651,086	$ 22,868,000	$ 109,484,054	$ 3,343,391	$ 12,955,641

(1)
Under the terms of our subsurface exploration contract we are required to spend a total of $55 million in exploration activities on our properties, including a minimum of $12.8 million by January 2011, $27.3 million by January 2012 and $14.9 million by January 2013.  The rules of the MOG provide a process whereby capital expenditures in excess of the minimum required expenditure in any period may be carried forward to meet the minimum obligations of future periods.  Our capital expenditures in prior periods have exceeded our minimum required expenditures by more than $200 million.

(2)
In connection with our acquisition of the oil and gas contract covering the ADE Block, the Southeast Block and the Northwest Block, we are required to repay the ROK for historical costs incurred by it in undertaking geological and geophysical studies and infrastructure improvements.  Our repayment obligation for the ADE Block is $5,994,200, for the Southeast Block is $5,350,680 and our repayment obligation for the Northwest Block is $5,372,076.  The terms of repayment of these obligations, however, will not be determined until such time as we apply for and are granted commercial production rights by the ROK.  Should we decide not to pursue commercial production rights, we can relinquish the ADE Block, the Southeast Block and/or the Northwest Block to the ROK in satisfaction of their associated obligations. The recent addenda to our exploration contract which granted us with the extension of exploration period and the rights to the Northwest Block also require us to:

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

Off-Balance Sheet Financing Arrangements

As of March 31, 2010, we had no off-balance sheet financing arrangements.

Critical Accounting Policies

We have identified the accounting policies below as critical to our business operations and an understanding of our financial statements.  The impact of these policies and associated risks are discussed throughout Management’s Discussion and Analysis where such policies affect our reported and expected financial results.  A complete discussion of our accounting policies is included in Note 2 of the notes to consolidated financial statements.

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

Share-Based Compensation

We  account for options granted to non-employees at their fair value in accordance with FASC Topic 718.  Under FASC Topic 718, share-based compensation is determined as the fair value of the equity instruments issued.  The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient’s performance is complete.  Stock options granted to the “selling agents” in private equity placement transactions have been offset against the proceeds as a cost of capital.  Stock options and stock granted to other non-employees is recognized in the Consolidated Statements of Operations.

We have stock option plans as described in Note 15.  Compensation expense for options and stock granted to employees is determined based on their fair value at the time of grant, the cost of which is recognized in the Consolidated Statements of Operations over the vesting periods of the respective options.

Share-based compensation incurred for the years ended March 31, 2010, 2009 and 2008 was $3,171,633, $7,450,211 and $2,303,078, respectively.

Full Cost Method of Accounting

We follow the full cost method of accounting for oil and gas properties.  Under this method, all costs associated with acquisition, exploration and development of oil and gas properties are capitalized.  Costs capitalized include acquisition costs, geological and geophysical expenditures and costs of drilling and equipping productive and non-productive wells.  Drilling costs include directly related overhead costs.  These costs do not include any costs related to production, general corporate overhead or similar activities.  Under this method of accounting, the cost of both successful and unsuccessful exploration and development activities are capitalized as property and equipment.  Proceeds from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless a significant portion of our proved reserves are sold (greater than 25 percent), in which case a gain or loss is recognized.

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

Given the volatility of oil and gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil and gas reserves could change.  If oil and gas prices decline, even if only for a short period of time, it is possible that impairment of our oil and gas properties could occur.  In addition, it is reasonably possible that impairments could occur if costs are incurred in excess of any increases in the cost ceiling, revisions to proved oil and gas reserves occur or if properties are sold for proceeds less than the discounted present value of the related proved oil and gas reserves.

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

Ceiling test

Capitalized oil and gas properties are subject to a “ceiling test.”  The full cost ceiling test is an impairment test prescribed by Rule 4-10 of SEC Regulation S-X.  The test determines a limit, or ceiling, on the book value of oil and gas properties.  That limit is basically the after tax present value of the future net cash flows from proved crude oil and natural gas reserves.  This ceiling is compared to the net book value of the oil and gas properties reduced by any related deferred income tax liability.  If the net book value reduced by the related deferred income taxes exceeds the ceiling, impairment or non-cash write down is required.  Ceiling test impairment can cause a significant loss for a particular period; however, future depletion expense would be reduced.

Recent Accounting Pronouncements

For details of applicable new accounting standards, please, refer to Recent accounting pronouncements in Note 2 of our consolidated financial statements.

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

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for crude oil.  Prices also affect the amount of cash flow available for capital expenditures and our ability to either borrow or raise additional capital.  Price affects our ability to produce crude oil economically and to transport and market our production either through export to international markets or within Kazakhstan.  Our fiscal year 2010 crude oil sales in the international export market were based on prevailing market prices at the time of sale less applicable discounts due to transportation.

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

During the fiscal year ended March 31, 2010, we sold 1,036,070 barrels of oil and condensate.  We realized an average sales price per barrel of $55.281. For purposes of illustration, assuming the same sales volume but decreasing the average sales price we receive from oil sales by $5.00 and $10.00 respectively would change total revenue from oil sales as follows:

	Average Price Per Barrel	Barrels of Oil Sold	Approximate Revenue from Oil Sold (in thousands)	Reduction in Revenue (in thousands)
Actual sales for the year ended March 31, 2010	$55.281	1,036,070	$57,275
Assuming a $5.00 per barrel reduction in average price per barrel	$50.281	1,036,070	$52,094	$ 5,181
Assuming a $10.00 per barrel reduction in average price per barrel	$45.281	1,036,070	$46,914	$10,361

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

Our foreign-denominated monetary assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income.  A hypothetical 10% favorable or unfavorable change in foreign currency exchange rate at March 31, 2010 would have affected our net income by less than $1 million.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this item are included at page F-1 herein.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the fiscal year ended March 31, 2010 there were no changes in and disagreements with our independent registered public accounting firm on accounting and financial disclosure.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, our management concluded that as of March 31, 2010, our internal control over financial reporting is effective based on those criteria.

Hansen, Barnett & Maxwell, P.C. the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of our internal control over financial reporting and the effectiveness of our internal control over financial reporting as of March 31, 2010, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BMB Munai, Inc.

We have audited BMB Munai, Inc. and subsidiary’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BMB Munai Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, BMB Munai, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of BMB Munai, Inc. and subsidiaries, and our report dated June 23, 2010 expressed an unqualified opinion.

/s/ Hansen, Barnett & Maxwell, P.C.
HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
June 23, 2010

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth as of June 2, 2010 our directors and executive officers, promoters and control persons, their ages, and all offices and positions held.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Officers and other employees serve at the will of the board of directors.

Name of Director or Executive Officer	Age	Positions with the Company	Director Since	Officer Since

Gamal Kulumbetov	34	Chief Executive Officer		August 2007

Askar Tashtitov	31	President and Director	May 2008	May 2006

Evgeniy Ler	27	Chief Financial Officer		April 2009

Anuarbek Baimoldin	32	Chief Operating Officer		April 2009

Boris Cherdabayev	56	Chairman of the Board of Directors	November 2003

Jason Kerr	39	Independent Director	May 2008

Troy Nilson	44	Independent Director	December 2004

Daymon Smith	32	Independent Director	September 2009

Leonard Stillman	67	Independent Director	October 2006

Valery Tolkachev	44	Independent Director	December 2003

A brief description of the background and business experience of each of the above listed individuals follows.

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

Askar Tashtitov.  Mr. Tashtitov has been with the Company since 2004 and has served as President since 2006 and as a director since May 2008.  Prior to joining the Company, from 2002 to 2004, Mr. Tashtitov was employed by PA Government Services, Inc.  Mr. Tashtitov worked as a management consultant specializing in oil and gas projects.  In May 2002, Mr. Tashtitov earned a Bachelor of Arts degree from Yale University majoring in Economics and History.  Mr. Tashtitov passed the AICPA Uniform CPA Examination in August, 2006. Mr. Tashtitov is not, nor has he in the past five years been, a director or nominee of any other SEC registrant.

Evgeniy Ler. Mr. Ler has been with the Company since 2006. Prior to being appointed as CFO Mr. Ler served in other capacities for the Company including Finance Manager and Reporting Manager. Prior to joining the Company, from 2002 to 2006, Mr. Ler was employed by Deloitte & Touche where he held the position of Senior Auditor in Financial Services & Industries Group, Audit. In that position he led large engagements for banks, financial institutions and oil and gas companies. In 2003 Mr. Ler was awarded a Bachelors degree in Financial Management from the Kazakh-American University located in Almaty, Kazakhstan. In 2008 Mr. Ler passed the AICPA Uniform CPA Examination. Mr. Ler has also completed trainings in London on oil and gas financial reporting in accordance with IFRS and US GAAP and internal Deloitte trainings on audit, financial reporting and due diligence.

Anuarbek Baimoldin. Mr. Baimoldin has been with the Company since October 2007. Prior to being appointed COO, Mr. Baimoldin served as the Company’s Facilities Manager. Prior to joining the Company, from March 2006 to November 2007, Mr. Baimoldin was the Managing Director of JSC National Innovation Fund where his responsibilities included researching potential innovation projects and performing project feasibility studies. From June 2005 through March 2006 Mr. Baimoldin served as the President of Caspiy Corporation LLP where he was responsible for general company management, financial and operational planning and coordination of the company’s departments. From August 2002 through June 2005 Mr. Baimoldin was employed by TengizChevroil LLP. From January 2003 to June 2005 he served as the Coordinator for the Field Development Project.  His responsibilities included preparation and obtaining approval for the Second Generation Project, Gas Reinjection Project, Exploration and Development Program and compliance of operations and licensing with Kazakhstani authorities. From August 2002 through January 2003 Mr. Baimoldin served as Senior Specialist for Kazakhstani Companies Development Department and worked to replace foreign contractors with local contractors and assisted local contractors to enhance product and service quality. In 1999 Mr. Baimoldin received an Associate of Science in Management from Mount Ida College of Business located in Mount Ida, Massachusetts and in 2002 was awarded a Bachelors of Arts in International Economics from Boston University located in Boston, Massachusetts. In 2005 Mr. Baimoldin was awarded a Bachelors of Science in Exploration of Oil and Gas Fields from Atyrau Oil and Gas Institute located in Atyrau, Kazakhstan. Mr. Baimoldin has also received extensive trainings from the Ernst & Young Business Academy located in Almaty, Kazakhstan.

Boris Cherdabayev.  Mr. Cherdabayev joined the Company’s board of directors and was appointed Chairman of the board of directors in November 2003.  From May 2000 to May 2003, Mr. Cherdabayev served as Director at TengizChevroil LLP multi-national oil and gas company owned by Chevron, ExxonMobil, KazMunayGas and LukOil.  From 1998 to May 2000, Mr. Cherdabayev served as a member of the Board of Directors, Vice-President of Exploration and Production and Executive Director on Services Projects Development for NOC “Kazakhoil”, an oil and gas exploration and production company.  From 1983 to 1988 and from 1994 to 1998 he served as a people’s representative at Novouzen City Council (Kazakhstan); he served as a people’s representative at Mangistau Oblast Maslikhat (regional level legislative structure) and a Chairman of the Committee on Law and Order.  For his achievements Mr. Cherdabayev has been awarded with a national “Kurmet” order.  Mr. Cherdabayev earned an engineering degree from the Ufa Oil & Gas Institute, with a specialization in “machinery and equipment of oil and gas fields” in 1976.  Mr. Cherdabayev also earned an engineering degree from Kazakh Polytechnic Institute, with a specialization in “mining engineer on oil and gas fields’ development.”  During his career he also completed an English language program in the USA, the СНАМР Program (Chevron Advanced Management Program) at Chevron Corporation offices in San-Francisco, CA, USA, and the CSEP Program (Columbia Senior Executive Program) at Columbia University, New York, NY USA.  Mr. Cherdabayev is not currently, nor has he in the past five years been, a director or nominee of any other SEC registrant.

Jason M. Kerr.  Mr. Kerr graduated from the University of Utah in 1995 with a Bachelors of Science degree in Economics and in 1998 with a Juris Doctorate from the same university where he was named the William H. Leary Scholar. Since 2006 Mr. Kerr has been the associate general counsel of Basic Research, LLC, concentrating in intellectual property litigation. Prior to joining Basic Research, Mr. Kerr was a partner with the law firm of Plant, Christensen & Kanell in Salt Lake City, Utah. Mr. Kerr was employed with Plant, Christensen & Kanell from 1996 through 2001 and from 2004 to 2006. From 2001 through 2004 Mr. Kerr was employed as a commercial litigator with the Las Vegas office of Lewis and Roca.  Mr. Kerr became a Company director in May 2008.  Mr. Kerr is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant.

Troy F. Nilson, CPA.  Since February 2001, Mr. Nilson has served as an Audit Partner with Chisholm, Bierwolf Nilson & Morrill, Certified Public Accountants, in Bountiful, Utah.  From December 2000 to February 2001, he served as an Audit Manager for Crouch, Bierwolf & Associates, Certified Public Accountants, in Salt Lake City, Utah.  Prior to that time, Mr. Nilson served as the Senior Auditor for Intermountain Power Agency in Salt Lake City, Utah from March 1995 to December 2000.  In the past five years, Mr. Nilson has had extensive public and private company audit, audit review and Securities and Exchange Commission disclosure and reporting experience.  Mr. Nilson received licensure as a Certified Public Accountant in 1997.  Mr. Nilson earned a Masters of Science Degree in Business Information Systems from Utah State University in December 1992, and a Bachelor of Science in Accounting from Utah State University in August 1990.  Mr. Nilson became a Company director in December 2004.  Mr. Nilson is not currently, nor has he in the past five years been, a director or nominee of any other SEC registrant.

Daymon M. Smith. Dr. Smith is currently engaged in independent research and writing projects.  From August 2007 to June 2009 Dr. Smith was a Visiting Assistant Professor at the University of Alabama-Birmingham, where he was a lecturer and researcher.  He has also taught at Weber State University and at Utah Valley University, and has received numerous research grants and academic awards.  From 2001 to 2007 Dr. Smith was a William Penn Fellow at the University of Pennsylvania.  As a Fellow, Dr. Smith was responsible for conducting course instruction and evaluation, student assessments and ethnographic research.  From 2006 to 2007 Dr. Smith was employed with the Corporation of the Presiding Bishop as an International Media Scientist.  Here Dr. Smith served as lead analyst for the Audiovisual Department.  He also served from 2005 to 2006 as a cultural materials consultant to SynTech Energy, an oil-shale extraction company, providing support in its dealings with major U.S. airlines and with Jordanian firms.  Dr. Smith earned a Bachelors of Science degree in Anthropology from the University of Utah in 2001, and a PhD in Anthropology from the University of Pennsylvania in 2007.  Dr. Smith is not currently, nor has he in the past five years been, a director or nominee of any other SEC registrant.

Leonard M. Stillman, Jr. Mr. Stillman received his Bachelor of Science degree in mathematics from Brigham Young University and Master of Business Administration from the University of Utah.  He began his career in 1963 with Sperry UNIVAC as a programmer developing trajectory analysis software for the Sergeant Missile system. Mr. Stillman spent many years as a designer and teacher of computer language classes at Brigham Young University, where he developed applications for the Administrative Department including the school’s first automated teacher evaluation system. During that time, he was also a Vice-President of Research and Development for Automated Industrial Data Systems, Inc and the Owner of World Data Systems Company, which provided computerized payroll services for companies such as Boise Cascade.  Mr. Stillman has over 35 years of extensive business expertise including strategic planning, venture capital financing, budgeting, manufacturing planning, cost controls, personnel management, quality planning and management, and the development of standards, policies and procedures.  He has extensive skills in the design and development of computer software systems and computer evaluation. Mr. Stillman helped found Stillman George, Inc. in 1993.  He has been employed with Stillman George, Inc., since that time.  Mr. Stillman’s primary responsibilities include managing information, technical development and financial analysis projects and development as well as involved in general company management and consulting activities.  Stillman George consolidates a broad variety of skills from a growing group of business professionals to provide needed support in finance, marketing, management, sales, planning, product development and more to businesses worldwide.  Mr. Stillman is not currently, nor has he in the past five years been, a director or nominee of any other SEC registrant.

Valery Tolkachev.  Since August 2009, Mr. Tolkachev has served as Advisor to the CEO at Moscow-based MaxWellBank.  Mr. Tolkachev also serves on the board of directors at MaxWellBank and is waiting a pending appointment as CEO.  From August 2008 to March 2009, Mr. Tolkachev was employed with Slavyansky Bank in Moscow, Russia, where he served as the Deputy Chairman. From 1991 to 2008, Mr. Tolkachev served in various positions with various employers including UniCreditAton, MDM Bank, InkomBank, InkomCapital and others.  Mr. Tolkachev graduated with Honors from the High Military School in Kiev, USSR in 1989.  In 2005 he completed his studies at the Academy of National Economy, as a qualified lawyer.  Mr. Tolkachev serves on the Compensation Committee and the Corporate Governance and Nominating Committee of the Company.  Mr. Tolkachev became a Company director in December 2003.  Mr. Tolkachev also serves as a director of Caspian Services, Inc., and Bekem Metals, Inc.  Both are SEC registrants.  Other than as disclosed herein, Mr. Tolkachev is not currently, nor has he in the past five years been, a director or nominee of any other SEC reporting issuer.

When determining whether it is appropriate for a director to serve on the board of directors, the Company focuses primarily on the information provided in each of the director’s individual biographies set forth above and its knowledge of the character and strengths of the sitting directors. With regard to Mr. Cherdabayev, the Company considered his extensive experience in the oil and gas industry in the Republic of Kazakhstan.  The Company considered Mr. Kerr’s educational background in economics and his professional experience as an attorney.  Mr. Nilson’s experience as a U.S. Certified Public Accountant auditing SEC reporting issuers was taken into account in his appointment to the board.  With regard to Mr. Smith the Company considered his background in anthropology and media messaging.  Mr. Stillman’s training in business management, strategic planning, corporate finance and information management was considered a significant factor in his serving on the board.  The board considered Mr. Tashtitov’s detailed understanding of the Company’s operations and strategic goals in connection with his appointment to the board.  With regard to Mr. Tolkachev, the Company considered his extensive investment experience and his related finance and banking background.

Procedures for Security Holders to Nominate Candidates to the Board of Directors

There have been no material changes to the procedures set forth in our proxy statement filed with the SEC on November 18, 2009, by which security holders may recommend nominees to our board of directors.

Leadership Structure

We have separate individuals serving as Chairman of the Board as Chief Executive Officer and as President. The President and CEO are responsible for setting the strategic direction of the Company and managing the day-to-day leadership and performance of the Company, while the Chairman provides guidance to the CEO and the President, sets the agenda for meetings of the Board and presides over meetings of the full Board. The Company believes this structure strengthens the role of the board in fulfilling its oversight responsibility and fiduciary duties to the Company’s shareholders while recognizing the day-to-day management direction of the Company by its CEO Gamal Kulumbetov and its President Askar Tashtitov.

Oversight of Risk Management

Board-level risk oversight is primarily performed by our full Board, although the Audit Committee oversees our internal controls and regularly assesses financial and accounting processes and risks. Our risk oversight process includes an ongoing dialogue between management and the Board and the Audit Committee, intended to identify and analyze risks that face the Company. Through these discussions with management and their own business experience and knowledge, our directors are able to identify material risks for which a full analysis and risk mitigation plan are necessary. The Board (or the Audit Committee, with respect to risks related to internal controls, financial and accounting matters) monitors risk mitigation action plans developed by management, in order to ensure such plans are implemented and are effective in reducing the targeted risk.

Family Relationships

Our Chief Operating Officer, Anuarbek Baimoldin, is the nephew of Boris Cherdabayev, a Company director and Chairman of the board of directors. There are no other family relationships among our directors, executive officers and/or nominees.

Involvement in Certain Legal Proceedings

During the past ten years none of our executive officers, directors, promoters or control persons has been involved in any of the following events that could be material to an evaluation of his ability or integrity, including:

(1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting the following activities:

(i)  Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity poll operator, floor broker, leverage transaction merchant, and other person regulated by the Commodity Futures Trading Commission (“CFTC”), or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, bank savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or
(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws.

 (4)  Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the rights of such person to engage in any activity described in (3)(i) above, or to be associated with persons engaged in any such activity.

(5)  Being found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not be subsequently reversed, suspended or vacated.

(6)  Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

(7)  Being the subject of, or a party to any Federal or State judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulations; or
(ii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)  Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

BOARD COMMITTEES

The board has standing audit, compensation, and corporate governance and nominating committees.  The board has adopted written charters for each of these committees.  These charters are available on the Company’s website at www.bmbmunai.com.

Audit Committee

Our board of directors has adopted an audit committee charter and established an audit committee, whose principal functions are to:

●	assist the board in the selection, review and oversight of our independent registered public accounting firm;
●	approve all audit, review and attest services provided by the independent registered public accounting firm;
●	assess the integrity of our reporting practices and evaluate of our internal controls and accounting procedures; and
●	resolve disagreements between management and the independent registered public accountants regarding financial reporting.

The audit committee has the sole authority to retain and terminate our independent registered public accounting firm and to approve the compensation paid to our independent registered public accounting firm.  The audit committee is responsible for the pre-approval of all non-audit services provided by our independent registered public accounting firm.  Non-audit services are only provided by our independent registered public accounting firm to the extent permitted by law.  The audit committee is comprised of three independent directors, Troy Nilson, Daymon Smith and Jason Kerr.  Mr. Nilson has and will continue to act as chairman of the committee.  Our board of directors has determined that Mr. Nilson qualifies as an “audit committee financial expert” under the rules of the SEC adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002.  As discussed above, our board of directors has also determined that Mr. Nilson, Mr. Smith and Mr. Kerr each qualifies as “independent” in accordance with the applicable regulations adopted by the SEC and NYSE Amex.

Our board may establish other committees from time to time to facilitate our management.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our principal executive, financial and accounting officers and persons performing similar duties.  The Code is designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure and compliance with applicable governmental laws, rules and regulations.  It is also designed to encourage prompt internal reporting of violations of the Code to an appropriate person and provides for accountability for adherence to the Code.  A copy of our Code of Ethics has been posted on our website and may be viewed at http://www.bmbmunai.com.  A copy of the Code of Ethics will be provided to any person without charge upon written request to our Corporate Secretary at our U.S. offices, 324 South 400 West, Suite 225, Salt Lake City, Utah 84101.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, executive officers and holders of more than 10% of our outstanding common stock are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5.  Based solely on management’s review of these reports during the year ended March 31, 2010, it appears that Daymon Smith filed a Form 3 in September 2009 disclosing his beneficial ownership of shares of our common stock on day late.  It also appears that Askar Tashtitov filed a late Form 4 in July 2009 disclosing the acquisition of 10,000 shares in December 2007 pursuant to a restricted stock grant.

Item 11.  Executive Compensation

We have a compensation committee of three independent directors.  That committee has been delegated authority from our board of directors and its activities are governed by a compensation committee charter.  One of the roles of the compensation committee under its charter is to review and approve annually all compensation decisions relating to our executive officers.  Our compensation committee utilizes external analyses to inform its executive compensation decisions and processes.

Objectives and Philosophy of Our Executive Compensation Program

The primary objectives of our executive compensation program are to:

●	attract, retain and motivate skilled and knowledgeable executive talent;
●	ensure that executive compensation is aligned with our corporate strategies and business objectives;
●
promote the achievement of key strategic and financial performance measures by linking short-term and long-term cash and equity incentives to the achievement of measurable corporate and individual performance goals; and

●	align executives’ incentives with the creation of stockholder value.

In setting executive compensation our compensation committee has historically relied on compensation comparisons to energy industry companies with revenues between $25 million and $99.9 million.  From time to time, the compensation committee has also considered a peer group of a few similarly sized oil and gas exploration companies in Kazakhstan to assist in establishing the compensation packages of its executive officers.  Although the compensation committee did not consider the peer group during the 2010 fiscal year because of difficulty obtaining accurate compensation information of the compensation packages of the peer group companies during the year.

The compensation committee has historically tried to maintain total executive compensation within a range between the 25th percentile and the general industry average.  To accomplish this objective, while at the same time recognizing the Company’s need for cash, the compensation committee has historically targeted total cash compensation within the 25th percentile of the general industry comparison.  The committee has historically relied on setting long-term incentive compensation, in the form of restricted stock grants, above the industry average to provide a total compensation package in a range between the 25th percentile and the industry average.

While the compensation committee engages in compensation comparisons, it is not the sole, or even the principal factor they consider in setting executive compensation.  The committee also takes into account a number of other factors, including key strategic, financial and operational goals set by our board of directors, such as satisfying our annual minimum work program or special achievements attained by executive management.

As discussed above, the compensation committee has historically provided a portion of executive compensation in the form of equity awards that vest over time.  We believe this will help to retain our named executive officers and align their interests with those of our stockholders by allowing the executives to participate in our longer term success as reflected in asset growth and stock price appreciation.

Components of our Executive Compensation Program

At this time, the primary elements of our executive compensation program are:

●	base salaries;
●	nonequity incentive compensation;
●	bonuses;
●	equity incentive awards; and
●	benefits and other compensation.

We do not have any formal or informal policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation.  Instead, we determine subjectively on a case-by-case basis the appropriate level and mix of the various compensation components.

Base salaries

Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers.  Base salaries for our named executive officers typically have been set in our offer letter to the individual at the outset of employment.  We rely on several factors to determine the base salaries of our executive officers.  As noted above, our compensation committee considers various factors, including salaries paid by the energy industry comparison companies.  The committee has historically attempted to maintain base salaries within the 25th percentile of the general industry average.  While the committee relies upon compensation comparisons in determining base salaries, it is not the sole, or necessarily the principal factor determining base salaries.  The principal factor in determining base salaries is the negotiation process between the Company and the named executive officer.  While we have has historically stayed within the compensation levels discussed above, there may be instances when, based on an individual’s performance, experience or expertise, need, or local market or labor conditions the compensation committee may award base salaries that exceed the compensation it has historically relied on in order to retain current or attract new executive talent.

Under the terms of our employment agreements, consistent with our executive compensation program objectives, base salaries for our executives, together with other components of compensation, may be evaluated by our compensation committee for adjustment based on an assessment of an executive’s performance and compensation trends in our industry.

During the fiscal year ended March 31, 2010, the compensation committee awarded no base salary increases to any of the named executive officers except Evgeny Ler and Anuarbek Baimoldin, who were awarded base salary increases in connection with their promotions to CFO and COO, respectively.

Nonequity incentive compensation

From time to time we may make cash awards to our employees, including the named executive officers. Such awards may be designed to incentivize employees over a specified period of time pursuant to pre-established, performance-based criteria, the accomplishment of which is substantially uncertain at the time the criteria are established.  In the event this type of cash award was made, it would be reflected in the “Summary Compensation Table” under a separate column entitled “Nonequity Incentive Plan Compensation.”  We may use nonequity incentive compensation to incentivize our employees.  The criteria for earning such nonequity incentive bonuses may be based on corporate financial performance measures that would be developed by our compensation committee at the time such nonequity incentive plan is established.  Our compensation committee has discretion to determine the applicable performance measures and the appropriate weighting of such measures at the time it establishes any nonequity incentive plan.  The compensation committee did not establish a nonequity incentive compensation plan during the fiscal year ended March 31, 2010 and no nonequity incentive compensation was awarded during the year.

Bonuses

We may also make cash awards to employees that are not part of any pre-established, performance-based criteria.  Awards of this type are completely discretionary and subjectively determined by the compensation committee at the time they are awarded.  Such awards are reported in the “Summary Compensation Table” in the column entitled “Bonus.”  In 2008 and 2009 the compensation committee, of its own discretion, determined to award to each of the named executive officers a bonus equal to one month of the executive officer’s salary.  The bonuses were not awarded pursuant to any pre-established, performance-based criteria set by the compensation committee, but in recognition of the growth in the Company’s production, revenue and net income during the year.  The Company was under no obligation to award the cash bonuses.  The compensation committee awarded no bonuses to any named executive officer during the fiscal year ended March 31, 2010.

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

In determining the size of equity grants to our executives, our compensation committee and board of directors consider comparative share ownership of executives in our energy industry comparison companies, the Company’s performance, the applicable executive’s performance, the amount of equity previously awarded to the executive, the vesting of such awards and the recommendations of management.

Grants of equity awards, including those to named executive officers, are all approved by our compensation committee and the board of directors and are granted based on the fair market value of our common stock.  Vesting of equity awards has varied from immediate vesting to vesting of periods ranging from one to five years depending on the purpose of the award.  When we have made equity awards that vested immediately, they were typically in recognition of services already rendered or goals already accomplished.

Generally, our compensation committee meets annually to review our executive compensation program objectives and make recommendations to our board of directors regarding equity awards and incentives to retain employees.  We do not have a program, plan or practice of selecting grant dates for equity compensation to our executive officers in coordination with the release of material non-public information.  Equity award grants are made from time to time in the discretion of our compensation committee consistent with our executive compensation program objectives.  In January 2010, our board of directors, at the recommendation of the compensation committee, awarded restricted stock grants to certain executive officers, directors, employees and outside consultants of the Company in recognition of services rendered to the Company.  The aggregate number of restricted common shares granted was 1,500,000.  The total number of grant recipients was 15, including our named executive officers.

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

Income tax

As is the custom in Kazakhstan, we pay the income taxes of our employees, including the named executive officers.  The income tax rate for individuals in Kazakhstan is currently 10%.

Social tax

We make payments of mandatory social tax in an amount 11% of employee wages. These costs are recorded in the period when they are incurred and presented as salary related tax expense in the income statement.

Pension fund payment

In accordance with the legislative requirements of the Republic of Kazakhstan we were required to pay into an employee pension fund an amount equivalent to 10% of each employee’s wages, up to a maximum of $700 per month.  Pension fund payments are withheld from employees’ salaries and included with other salary costs in the income statement.  We do not have any other liabilities related to any supplementary pensions, post retirement health care, insurance benefits or retirement indemnities.

Summary Compensation Table

The table below summarizes compensation paid to or earned by our Chief Executive Officer, our Chief Financial Officer and our other most highly compensated officers, who we refer to collectively as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(4) ($)	All Other Compen- sation ($)	Total ($)

Boris Cherdabayev	2010	192,000	-0-	319,200	59,309	570,509
Chairman	2009	228,000	20,000	1,659,000	67,054	1,974,054
	2008	263,184	20,000	-0-	73,123	356,307

Gamal Kulumbetov	2010	96,873	-0-	91,200	31,448	219,521
CEO	2009	147,581	13,000	553,000	48,705	762,286
	2008	148,066	10,000	-0-	48,162	206,228

Evgeny Ler	2010	89,309	-0-	125,400	29,927	244,636
CFO(1)	2009	73,117	5,000	442,400	30,762	551,279
	2008	59,773	5,000	-0-	28,145	92,918

Leonard Stillman	2010	4,500	-0-	-0-	38,351	42,851
Former Interim	2009	138,290	-0-	-0-	9,547	147,837
CFO(2)	2008	-0-	-0-	-0-	-0-	-0-

Askar Tashtitov	2010	115,200	-0-	262,200	37,417	414,817
President	2009	130,255	10,000	774,200	44,570	959,025
	2008	138,153	10,000	-0-	44,292	192,445

Toleush Tolmakov	2010	108,473	-0-	245,100	27,608	381,181
General Director of	2009	127,841	-0-	829,500	32,550	989,891
Emir Oil LLP	2008	137,508	-0-	-0-	27,580	165,088

Anuarbek Baimoldin	2010	84,731	-0-	22,800	29,869	137,400
COO(3)	2009	60,000	5,000	-0-	21,081	86,081
	2008	27,273	5,000	-0-	10,519	42,792

(1)	In April 2009 Mr. Ler was appointed CFO of the Company.
(2)
Mr. Stillman served as the Company’s interim CFO from June 17, 2008 to April 13, 2009.  Mr. Stillman’s compensation for the 2009 fiscal year presented in the chart above is for the period from June 17, 2008 to March 31, 2009.

(3)	In April 2009 Mr. Baimoldin was appointed COO of the Company.
(4)	For details regarding the assumptions made in the valuation of stock award, please see “Valuation of Stock Awards” below.
(5)	For details regarding the assumptions made in the valuation of option awards, please see “Valuation of Option Awards” below.

Valuation of Stock Awards

On July 18, 2005, we awarded restricted stock grants to three officers of the under our 2004 Stock Incentive Plan (the “2004 Plan”). The total number of restricted stock grants was 90,000.  The grants vested in three equal installments of 10,000 shares per year to each officer.  The restricted stock grants were valued at $4.75 per share, the closing price of our common stock on the date of grant.  Compensation expense for vested stock grants in the amount of $31,523 and $124,477 was recognized in the Consolidated Statements of Operations and Consolidated Balance Sheets for the years ended March 31, 2008 and 2007, respectively.

On June 20, 2006, we granted common stock to officers, directors and certain employees and consultants of the Company under the Plan. The total number of restricted common shares granted was 495,000. The restricted stock grants were valued at $7.00 per share, the closing price of our common stock on the date of grant.  $3,465,000 was recognized in the Consolidated Statements of Operations and Consolidated Balance Sheet for the year ended March 31, 2007.

On March 30, 2007, we granted common stock to officers, employees and outside consultants of the Company under the 2004 Plan. The total number of restricted common shares granted was 950,000. The restricted stock grants were valued at $5.38 per share, the closing price of our common stock on the date of grant. The restricted stock grants will vest on the earlier of July 9, 2009 and the occurrence of an Extraordinary Event (as it is defined in the 2004 Plan).

Non-cash compensation expense related to the vesting of share-based compensation in the amount of $567,889, $2,271,556 and $2,303,078 was recognized in the Consolidated Statement of Operations and Consolidated Balance Sheet for the years ended March 31, 2010, 2009 and 2008, respectively.

On July 17, 2008, we granted, subject to certain vesting requirements, restricted stock awards to certain executive officers, directors, employees and outside consultants of the Company pursuant to the 2004 Plan.  The total number of shares granted was 1,330,000.  The restricted stock grants were valued at $5.53 per share, the closing price of our common stock on the date of Grant.

Non-cash compensation expense in the amount of $2,176,244 and $5,178,655 was recognized in the Consolidated Statement of Operations and Consolidated Balance Sheet for the years ended March 31, 2010 and 2009.

On January 1, 2010, we granted, subject to certain vesting requirements, restricted stock awards to certain executive officers, directors, employees and outside consultants of the Company pursuant to the 2004 Plan.  The total number of shares granted was 1,500,000.  The restricted stock grants were valued at $1.14 per share, the closing price of our common stock on the date of Grant.

As of March 31, 2010, there was $1,282,500 of total unrecognized non-cash compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.75 years.

All Other Compensation

The table below provides additional information regarding “all other compensation” awarded to the named executive officers as disclosed in the “All Other Compensation” column of the “Summary Compensation Table” above.

Name	Year	Income Tax	Social Tax	Health Insurance	Pension Fund	Fitness Club Membership	Non-Employee Director Fees

Boris Cherdabayev	2010	$27,119	$23,885	$912	$7,393	$-0-	$-0-
	2009	35,093	22,834	466	8,661	-0-	-0-
	2008	38,900	26,024	-0-	7,457	742	-0-

Gamal Kulumbetov	2010	$11,254	$12,066	$735	$7,393	$-0-	$-0-
	2009	22,898	14,612	375	8,661	2,159	-0-
	2008	22,861	15,161	283	7,457	2,400	-0-

Evgeny Ler	2010	$10,530	$11,269	$735	$7,393	$-0-	$-0-
	2009	11,765	7,802	375	8,661	2,159	-0-
	2008	9,967	8,038	283	7,457	2,400	-0-

Len Stillman	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$38,351
	2009	-0-	-0-	-0-	-0-	-0-	9,547(1)

Askar Tashtitov	2010	$14,776	$14,513	$735	$7,393	$-0-	$-0-
	2009	20,380	12,995	375	8,661	2,159	-0-
	2008	19,931	14,221	283	7,457	2,400	-0-

Toleush Tolmakov	2010	$9,881	$9,197	$-0-	$8,530	$-0-	$-0-
	2009	14,112	9,777	-0-	8,661	-0-	-0-
	2008	10,267	9,181	-0-	8,132	-0-	-0-

Anuarbek Baimoldin	2010	$10,616	$11,125	$735	$7,393	$-0-	$-0-
	2009	7,682	5,687	333	7,379	-0-	-0-
	2008	3,595	3,677	126	3,121	-0-	-0-

(1)
Mr. Stillman served as the Company’s interim CFO from June 17, 2008 to April 13, 2009.  Prior to June 17, 2008, Mr. Stillman served as a non-employee member of our board of directors and received non-employee director fees for his services.

Employment Agreements

We have employment agreements with each of our named executive officers.

On December 31, 2009, the Company entered into new employment agreements with the following executive officers of the Company, Gamal Kulumbetov, Askar Tashtitov, Evgeniy Ler and Anuarbek Baimoldin.

Except for annual salary, and as otherwise specifically addressed herein, the terms and conditions of the employment agreement of each of the executive and non-executive level officers are the same in all material respects. The employment agreements provide for an initial term of one year with three consecutive one-year renewals unless terminated by either party prior to the beginning of the renewal term. A form of the Employment Agreement was filed as an exhibit to the current report on Form 8-K we filed on January 6, 2010.

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

The agreements and all obligations thereunder may be terminated upon the occurrence of the following events: i) death, ii) disability; iii) for cause immediately upon notice from the Company or at such time as indicated by the Company in said notice; iv) for good reason upon not less than 30 days notice from an officer to the Company; v) an extraordinary event, unless otherwise agreed in writing.

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

Potential Payments Upon Termination or Change in Control

The employment agreements of certain of our named executive officers provide for potential payments upon termination or change in control.  The following table shows the cash and equity benefits payable to the named executive officers upon termination of employment for various reasons, including a change in control of the Company.  For purposes of this table, it is assumed that the termination of employment occurred on March 31, 2010.  The Company is not contractually obligated to make payments upon termination or change in control to any named executive officer not included in the table below.

Name	Termination Scenario	Cash Benefit	Equity Awards

Gamal Kulumbetov	For Good Reason(1)	$ 64,502	$ 0
	For Cause(2)	$ 0	$ 0
	Disability(3)	$ 64,502	$ 0
	Death(4)	$ 0	$ 0
	Extraordinary Event(5)	$ 385,722	$ 76,800(6)

Askar Tashtitov	For Good Reason(1)	$ 76,589	$ 0
	For Cause(2)	$ 0	$ 0
	Disability(3)	$ 76,589	$ 0
	Death(4)	$ 0	$ 0
	Extraordinary Event(5)	$ 3,000,000	$ 220,800(6)

Evgeny Ler	For Good Reason(1)	$ 60,722	$ 0
	For Cause(2)	$ 0	$ 0
	Disability(3)	$ 60,722	$ 0
	Death(4)	$ 0	$ 0
	Extraordinary Event(5)	$ 363,118	$ 105,600(6)

Anuarbek Baimoldin	For Good Reason(1)	$ 60,722	$ 0
	For Cause(2)	$ 0	$ 0
	Disability(3)	$ 60,722	$ 0
	Death(4)	$ 0	$ 0
	Extraordinary Event(5)	$ 363,118	$ 19,200(6)

Toleush Tolmakov	Termination for Any Reason	$ 7,000	$ 206,400

(1)
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

(2)
If the officer is terminated for cause, he will receive salary only through the date of termination and will not be entitled to any incentive compensation for the year in which his employment is terminated.

(3)
If the termination is the result of a disability, the Company will pay salary for the rest of the month during which termination is effective and for the shorter of six consecutive months thereafter or until disability insurance benefits commence.

(4)
If employment is terminated as a result of the death of the officer, his heirs shall be entitled to salary through the month in which his death occurs and to incentive compensation prorated through the month of his death.

(5)	If the employment is terminated as a result of an extraordinary event, the officer shall be entitled to severance pay as follows:

Completed Years of Employment
Service with the Employer	Severance Amount

Less than one (1) year	10% of Basic Compensation Salary

At least one (1) year but less than two (2) years	150% of Basic Compensation Salary

More than two years	299% of Basic Compensation Salary

As of March 31, 2009, each of the named executive officers had been employed with the Company more than two years.
(6)
This column reflects the dollar value of additional shares (if any) that would vest at such time as the occurrence of an extraordinary event, calculated at $0.96 per share, which was the closing price of the Company’s common stock on March 31, 2010.

All benefits terminate on the date of termination of the employment agreement.  The named executive officer shall be entitled to accrued benefits pursuant to such plans as provided in such plans or grants thereunder.  The named executive officer will not receive any payment or other compensation for vacation, holiday, sick leave, or other leave unused as of the date of the notice of termination.

On December 31, 2009 we entered into a Consulting Agreement with Boris Cherdabayev, the Chairman of the Company’s board of directors.  Pursuant to the Consulting Agreement, in addition to his services as Chairman of the board of directors, Mr. Cherdabayev will provide such consulting and other services as may reasonably be requested by Company management.  The Consulting Agreement became effective on January 1, 2010.  The initial term of the agreement is five years unless earlier terminated as provided in the agreement. The initial term will automatically renew for additional one-year terms unless and until terminated. The agreement may be terminated for Mr. Cherdabayev’s death or disability and by the Company for cause.  The Company may also terminate the agreement other than for cause, but will be required to pay the full fee required under the agreement, which would have been $912,000, if the agreement had been terminated as of March 31, 2010.

Pursuant to the Consulting Agreement, Mr. Cherdabayev will be paid a base compensation fee of $192,000 per year. This base compensation fee will be net of Social Tax and Social Insurance Tax in the Republic of Kazakhstan, which shall be paid by the Company. Mr. Cherdabayev will be responsible for Personal Income Tax and Pension Fund Tax.  The success of projects involving Mr. Cherdabayev shall be reviewed on an annual basis to determine whether the initial base consulting fee should be increased.

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

Had a change in control event occurred as of March 31, 2010 an unvested restricted stock grant of 280,000 common shares made to Mr. Cherdabayev as of January 1, 2010 would have immediately vested to Mr. Cherdabayev.  The value of the shares based on the closing market price of the Company’s common stock as of March 31, 2010 was $268,800.

Grants of Plan-Based Awards

Name	Grant Date	All Other Stock Awards: Number of Shares or Units of Stock(#)	Grant Date Fair Value of Stock Awards(1)

Boris Cherdabayev	01/01/2010	280,000	319,200
Gamal Kulumbetov	01/01/2010	80,000	91,200
Askar Tashtitov	01/01/2010	230,000	262,200
Evgeny Ler	01/01/2010	110,000	125,400
Toleush Tolmakov	01/01/2010	215,000	245,100
Anuarbek Baimoldin	01/01/2010	20,000	22,800

(1)	For details regarding the assumptions made in the valuation of stock award, please see “Valuation of Stock Awards” on page 71.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding the outstanding stock options and unvested restricted stock grants held by our named executive officers as of March 31, 2009.

	Option awards			Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option exercise price	Option expiration date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Boris Cherdabayev	410,256 (1)	4.75	07/18/2010	150,000(2)	$ 807,000
Boris Cherdabayev	-0-	-0-	-	280,000(2)	319,200
Gamal Kulumbetov	-0-	-0-	-	80,000(2)	91,200
Askar Tashtitov	-0-	-0-	-	230,000(2)	262,200
Evgeny Ler	-0-	-0-	-	110,000(2)	125,400
Toleush Tolmakov	-0-	-0-	-	215,000(2)	245,100
Anuarbek Baimoldin	-0-	-0-	-	20,000(2)	22,800

(1)	Option awards vested at the date they were granted. The options to acquire 150,000 shares at an exercise price of $7.00 expired unexercised on June 20, 2009.
(2)	The stock grants will vest on January 1, 2011.

Option Exercises and Stock Vested

During the 2010 fiscal year none of the named executive officers exercised options.  The following table sets forth information regarding the restricted shares vested as of March 31, 2010:

Name	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)

Boris Cherdabayev	150,000	127,500(1)
Boris Cherdabayev	300,000	258,000(2)
Gamal Kulumbetov	100,000	85,000(1)
Gamal Kulumbetov	100,000	86,000(2)
Askar Tashtitov	100,000	85,000(1)
Askar Tashtitov	140,000	120,400(2)
Evgeny Ler	80,000	68,800(2)
Toleush Tolmakov	100,000	85,000(1)
Toleush Tolmakov	150,000	129,000(2)

(1)
These shares vested on July 9, 2009.  Value realized on vesting was calculated based on a closing market price of $0.85 per share, which was the closing market price of the Company’s common stock on the date the shares vested.

(2)
These shares vested on July 17, 2009.  Value realized on vesting was calculated based on a closing market price of $0.86 per share, which was the closing market price of the Company’s common stock on the date the shares vested.

Pension Benefits

We do not currently offer pension benefits to any of our employees including the named executive officers.

Nonqualified Deferred Compensation

We offer no defined contribution or other plan that provide for the deferral of compensation on a basis that is not tax-qualified to any of our employees including the named executive officers.

Compensation of Directors

We use a combination of cash and equity-based compensation to attract and retain candidates to serve on our board of directors.  We compensate the non-employee members of our board of directors.

Director Fees

Members of the board of directors who are not also employees of the Company or its subsidiary are paid a $40,000 stipend per year.

Meeting Fees

We also pay the non-employee members of our board of directors $1,000 for each directors meeting or shareholder meeting attended in person, plus airfare and hotel expenses.

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

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our non-employee directors for services on our board during our 2010 fiscal year.  We do not compensate our employee directors for their services on our board of directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)

Jason Kerr	40,000	-0-	-0-	-0-	-0-	-0-	40,000
Troy Nilson	40,000	-0-	-0-	-0-	-0-	-0-	40,000
Stephen Smoot(2)	16,739	-0-	-0-	-0-	-0-	-0-	16,739
Leonard Stillman	38,355	-0-	-0-	-0-	-0-	4,500(1)	42,855
Valery Tolkachev	40,000	-0-	-0-	-0-	-0-	-0-	40,000
Daymon Smith(2)	23,261	-0-	-0-	-0-	-0-	-0-	23,261
Boris Cherdabayev(3)	-0-	319,200	-0-	-0-	-0-	251,309	570,509
Askar Tashtitov(3)	-0-	262,200	-0-	-0-	-0-	152,617	414,817

(1)
Mr. Stillman served as interim CFO of the Company from June 2008 to April 2009.  The amount disclosed in this table represents salary paid to Mr. Stillman as interim CFO during our 2010 fiscal year.  For additional information regarding compensation paid to Mr. Stillman during the period he served as interim CFO, please see the “Summary Compensation Table” on page 69.

(2)
Mr. Stephen Smoot resigned as a Company director on August 31, 2009.  On September 3, 2009 Mr. Daymon Smith was appointed to fill the vacancy created on the board of directors by Mr. Smoot’s resignation.

(3)
In addition to serving on the Company’s board of directors, Mr. Cherdabayev and Mr. Tashtitov are also employed by the Company.  All compensation paid to these individual, as reflected in the above table, was paid in connection with their employment with the Company.  For additional information regarding compensation paid to Mr. Cherdabayev and Mr. Tashtitov please see the “Summary Compensation Table” on page 69.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of June 2, 2010 the name and the number of shares of our common stock, par value of $0.001 per share, held of record or beneficially by each person who held of record, based on filings with the SEC, or was known by us to own beneficially, more than 5% of the 51,865,015 issued and outstanding shares of our common stock, and the name and shareholdings of each director and of all officers and directors as a group.

Type of Security	Name and Address	Amount & Nature of Beneficial Ownership	% of Class(5)

Common	Anuarbek Baimoldin	20,000(4)	*
202 Dostyk Ave., 4th Floor
Almaty, Kazakhstan 050051

Common	Boris Cherdabayev	6,658,983(1)(4)	12.7%
202 Dostyk Ave, 4th Floor
Almaty, Kazakhstan 050051

Common	JSC Compass Asset Management	4,423,494	8.5%
240 V Furmanov Street
Almaty, Kazakhstan 050059

Common	Jason Kerr	-0-	*
1038 South 750 East
Kaysville, Utah 84037

Common	Gamal Kulumbetov	280,000(4)	*
202 Dostyk Ave, 4th Floor
Almaty, Kazakhstan 050051

Common	Evgeniy Ler	190,000(4)	*
202 Dostyk Ave, 4th Floor
Almaty, Kazakh

Common	Troy Nilson	-0-	*
533 West 2600 South #250
Bountiful, Utah 84010

Common	Daymon M. Smith	-0-	*
352 East 426 North
Alpine, Utah 84004

Common	Leonard M. Stillman	-0-	*
	5794 West Poll
	Mountain Green, Utah 84050

Common	Askar Tashtitov	480,000(4)	*
	202 Dostyk Ave, 4th Floor
	Almaty, Kazakhstan 050051

Common	Valery Tolkachev	150,000(2)	*
	92 Vernadskogo ave., app. 427
	Moscow, Russia 119571

Common	Toleush Tolmakov(3)	6,036,960(4)	12.1%
	Daulet village, oil storage depot
	Aktau, Kazakhstan 466200

Officers, Directors and Nominees		7,778,983(4)	14.9%
as a Group: (10 persons)

Total		18,239,437(4)	34.8%

* Less than 1%

(1)
The shares attributed to Mr. Cherdabayev include 4,128,601 shares held of record by Mr. Cherdabayev, 2,106,126 shares held of record by or for the benefit of Westfall Group Limited, 14,000 shares held of record by Asael T. Sorensen for the benefit of Boris Cherdabayev and immediately exercisable options held by Mr. Cherdabayev to acquire 410,256 shares of our common stock at an exercise price of $4.75.  This option expires on July 18, 2010.  Mr. Cherdabayev is the sole owner of Westfall Group Limited.

(2)	The shares attributed to Mr. Tolkachev include 81,579 shares of common stock held of record by Mr. Tolkachev and immediately exercisable options to acquire 68,421 shares of our common stock at an exercise price of $4.75. This option expires on July 18, 2010.
(3)	The shares attributed to Mr. Tolmakov include 3,265,365 shares held of record by Mr. Tolmakov and 2,986,595 shares held of record by Simage Limited. Simage Limited is a company owned by Mr. Tolmakov. Mr. Tolmakov is the General Director of our wholly-owned subsidiary Emir Oil LLP.
(4)	This includes shares awarded as restricted stock grants on January 1, 2010. Please see the Recent Sales of Unregistered Securities section of Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on page 34 of this report for details regarding the amount, terms and conditions of such grants.
(5)	The percentages reflect the increase in the number of common shares that would be issued in connection with the exercise of outstanding options held by the individual.

Mr. Baimoldin, Mr. Kulumbetov, Mr. Ler and Mr. Tashtitov are executive officers of the Company.   Mr. Cherdabayev, Mr. Kerr, Mr. Nilson, Dr. Smith, Mr. Stillman, Mr. Tashtitov and Mr. Tolkachev comprise the board of directors of the Company.

Change in Control

To the knowledge of the management, there are no present arrangements or pledges of our securities the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

As of June 2, 2010, shares of our common stock were subject to issuance upon the exercise of outstanding options or warrants as set forth below.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (c)
Equity compensation plans approved by security holders	920,783	$5.04	4,025,000
Equity compensation plans not approved by security holders	-0-	n/a	n/a
Total	920,783	$5.04	4,025,000

On July 18, 2005 our Board of Directors approved stock option grants under our 2004 Stock Incentive Plan.  The total number of option grants was 820,783.  The options are exercisable at a price of $4.75, the closing price of our common stock on the OTCBB on July 18, 2005.  The options expire five years from the grant date.  The options vested immediately.  Among the parties receiving stock options were the following executive officers and directors:

Name	Positions with Company	Options Granted

Boris Cherdabayev	Director	410,256
Valery Tolkachev	Director	68,421

In January 2006, we entered into a separation agreement with our former CFO, Anuar Kulmagambetov, to issue Mr. Kulmagambetov an option to purchase up to 100,000 shares of restricted common stock of the Company at $7.40 per share expiring five years from the date of grant.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

In accordance with the written policy adopted by our board of directors and the NYSE Amex listing standards, our audit committee is charged with monitoring and reviewing issues involving potential conflicts of interests and reviewing and approving all related party transactions.  In general, for purposes of the Company’s written policy, a related party transaction is a transaction, or a material amendment to any such transaction, involving a related party and the Company involving $120,000 or more.  Our policy requires the audit committee to review and approve related party transactions.  In reviewing and approving any related party transaction or material amendment to any such transaction, the audit committee must satisfy itself that it has been fully informed as to the related party’s relationship to the Company and interest in the transaction and as to the material facts of the transaction, and must determine that the related party transaction is fair to the Company.

During our fiscal 2010, 2009 and 2008 we leased land, oil storage facilities and office and warehouse space in Aktau, Kazakhstan from Term Oil LLC. During the fiscal years ended March 31, 2010, 2009 and 2008 we paid Term Oil $96,541, $221,903 and $254,427, respectively for the use of these facilities.  Toleush Tolmakov, a BMB shareholder and the General Director of Emir Oil, is the sole owner of Term Oil.  We expect to continue to lease these facilities during our 2011 fiscal year.

On June 26, 2009 we entered into a Debt Purchase Agreement with Simage Limited, a British Virgin Islands international business corporation (“Simage”). Simage is a company owned by Toleush Tolmakov.  Prior to the date of the Debt Purchase Agreement, Simage had acquired by assignment, certain accounts receivable owed by Emir to third-party creditors of Emir in the amount of $5,973,185 (the “Obligations”). Pursuant to the terms of the Agreement, Simage assigned to the Company all rights, title and interests in and to the Obligations in exchange for the issuance of 2,986,595 shares of common stock of the Company.  The market value of the shares of common stock issued to Simage, at the agreement date, was $3,076,193.  The market value was based on $1.03 per share, which was the closing market price of the Company’s shares on June 26, 2009.

As a result of this Agreement, the Company has effectively been released of accounts payable obligations amounting to $5,973,185. The Company has treated this Agreement as a related party transaction, due to the fact that Simage is owned by a Company shareholder. Therefore, the difference between the settled amount of accounts payable and the value of the common stock issued, which amounts to $2,896,997, has been treated as a capital contribution by the shareholder and recognized as an addition to additional-paid-in-capital rather than a gain on settlement of debt.

On March 31, 2010 Emir Oil entered into an agreement for the Conduction of 3D Seismic Survey with Geo Seismic Service LLP (“Geo Seismic”) to carry out 3D seismic exploration activities of the Begesh, Aday, North Aday and West Aksaz structures, an area of approximately 96 square kilometers within the Company’s Northwest Block.  In exchange for these services, Emir will pay Geo Seismic 570,000,000 Kazakh tenge ($3,800,000 USD).  In lieu of payment in Kazakh tenge, Emir, at its sole election, may deliver restricted shares of BMB common stock at the agreed value of the higher of: (i) the average closing price of BMB Munai, Inc. common shares over the five days prior to final acceptance by Emir of the 3D seismic work; or (ii) $2.00 per share.  The maximum number of shares which may be delivered as payment in full shall not exceed 1,900,000 restricted common shares.  Toleush Tolmakov is a 30% owner of Geo Seismic.

As discussed above in Item 11. Executive Compensation on December 31, 2009, we entered into a Consulting Agreement with Boris Cherdabayev, the Chairman of our board of directors.  Pursuant to the Consulting Agreement, in addition to his services as Chairman of the board of directors, Mr. Cherdabayev will provide such consulting and other services as may reasonably requested by Company management.  The Consulting Agreement is for an initial term of five years and provides for an annual salary, net of Kazakhstani social taxes and social insurance.  We anticipate payments to Mr. Cherdabayev under the Consulting Agreement during our 2011 fiscal year will be at least $192,000.  See Item 11. Executive Compensation beginning on page 64 of this report for additional information regarding the Consulting Agreement and compensation paid to Mr. Cherdabayev.

Director Independence

The board of directors has determined that Boris Cherdabayev the Chairman of our board of directors and Askar Tashtitov, our Company president would not be considered “independent directors” as that term is defined in the listing standards of the NYSE Amex.  The board of directors has determined that Jason Kerr, Troy Nilson, Leonard Stillman, Daymon Smith and Valery Tolkachev are “independent directors” as that term is defined in the listing standards of the NYSE Amex.  Such independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company.  In addition, as further required by NYSE Amex listing standards, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.  Principal Accountant Fees and Services

Hansen, Barnett and Maxwell, P.C. served as the Company’s independent registered public accounting firm for the years ended March 31, 2010 and 2009 and is expected to serve in that capacity for the 2011 fiscal year.  Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell, P.C. for the years ended March 31, 2010 and 2009, are summarized as follows:

	Fiscal 2010	Fiscal 2009

Audit	$ 231,949	$ 164,221
Audit related	37,225	13,585
Tax	34,444	2,777
All other	-	-
Total	$ 303,618	$ 180,583

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

Tax Fees.  Hansen Barnett & Maxwell, P.C. billed us an aggregate of $34,444 for professional services rendered for tax compliance, tax advice and tax planning within the United States for the fiscal year ended March 31, 2009.

Audit Committee Pre-Approval Policies and Procedures.   The Audit Committee had not, as of the time of filing this Annual Report on Form 10-K with the Securities and Exchange Commission, adopted policies and procedures for pre-approving all audit services and  permitted non-audit services to be performed by our independent auditors. Instead, the Audit Committee has adopted a practice to meet as a whole to pre-approve any such services prior to the time they are performed.  In the future, our Audit Committee may adopt pre-approval policies and procedures to approve the services of our independent registered public accounting, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to our management.

The Audit Committee has determined that the provision of services by Hansen, Barnett & Maxwell, P.C. described above are compatible with maintaining Hansen, Barnett & Maxwell, P.C.’s independence as our independent registered public accounting firm.

Item 15.  Exhibits, Financial Statement Schedules

(a)           The following documents are filed as part of this report:

Financial Statements

Report of Independent Registered Public Accounting Firm – Hansen, Barnett & Maxwell, P.C. dated June 23, 2010

Consolidated Balance Sheets as of March 31, 2010 and 2009

Consolidated Statements of Operations for the years ended March 31, 2010, 2009 and 2008

Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended March 31, 2010, 2009 and 2008

Notes to the Consolidated Financial Statements

Supplementary Financial Information of Oil and Natural Gas Exploration, Development and Production Activities (unaudited)

Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

Exhibits

Exhibit No.	Exhibit Description

2.1	Certificate of Merger dated February 15, 1994(1)
2.2	Plan and Agreement of Merger dated February 15, 1994(2)
2.3	Plan and Agreement of Merger(7)
3.1	Certificate of Incorporation of AU ‘N AUG dated February 15, 1994(1)
3.2	Certificate of Amendment to Certificate of Incorporation of AU ‘N AUG dated April 11, 1994(1)
3.3	Certificate of Amendment to Certificate of Incorporation of InterUnion Financial Corporation dated October 17, 1994(1)
3.4	Amended Certificate of Incorporation(8)
3.5	Articles of Incorporation of BMB Munai, Inc.(13)
3.6	Amendment to Articles of Incorporation of BMB Munai, Inc.(16)
3.7	Bylaws of InterUnion Financial Corporation(1)
3.8	Amended By-Laws(11)
3.9	By-Laws of BMB Munai, Inc. (as amended through January 13, 2005)(13)
3.10	By-Laws of BMB Munai, Inc. (as amended through June 23, 2006)(16)
3.11	Certificate of Amendment of By-Laws of BMB Munai, Inc. (as amended through March 26, 2008) (22)
4.1	Instruments Defining the Rights of Security Holders Including Indentures(2)
4.2	BMB Munai, Inc. 2004 Stock Incentive Plan(12)
4.3	Registration Rights Agreement dated December 2005(15)
4.4	Trust Deed Relating to U.S. $60,000,000 5.0 per cent Convertible Notes due 2012(19)
4.5	Registration Rights Agreement dated July 13, 2007(19)
4.6	Paying and Conversion Agency Agreement dated July 13, 2007(19)
4.7	Form of 5.0% Convertible Notes due 2012(19)
4.8	Indenture dated September 19, 2007(20)
4.9	Form of 5.0% Convertible Senior Note due 2012(20)
4.10	BMB Munai, Inc. 2009 Equity Incentive Plan(23)
10.1	ITM Software Development Agreement(2)
10.2	Letter of Understanding dated November 30, 1995(2)
10.3	Investment Management Agreement dated December 20, 1995(3)
10.4	Agreement between Havensight Holdings Ltd. and InterUnion Financial Corporation dated January 19, 1995(3)
10.5	Letter of Understanding dated September 26, 1996(4)
10.6	Letter Agreement dated January 7, 1997(4)
10.7	Amendment to Letter of Understanding dated April 16, 1997(5)
10.8	Services Agreement dated July 5, 2002(6)
10.9	Agency Agreement dated November 26, 2003(7)
10.10	Share Purchase and Sale Agreement dated May 24, 2004(9)
10.11	Addendum No.3 to Emir Oil Contract(14)
10.12	Form Restricted Stock Agreement of BMB Munai, Inc. dated March 30, 2007 (17)
10.13	Form Employment Agreement(18)
10.14	Placement Agreement dated July 13, 2007(19)

10.15	Indenture dated September 19, 2007(20)
10.16	Consulting Agreement dated November 19, 2007(21)
10.17	Addendum No. 5 to Emir Oil Contract(24)
10.18	Form Restricted Stock Agreement of BMB Munai, Inc. dated July 17, 2008 (25)
10.19	Employment Agreement – Leonard Stillman(25)
10.20	Revised Consulting Agreement dated September 16, 2008(26)
10.21	Addendum No. 6 to Emir Oil Contract(27)
10.22	Addendum No. 7 to Emir Oil Contract(28)
10.23	Contract No. EO-EAO/30-12 for the Sales and Purchase of Crude Oil (export) (29)
10.24	Additional Agreement #9A to the Contract No. EO-EAO/30-12(29)
10.25	Enclosure #1 to the Contract No. EO-EAO/30-12(29)
10.26	Additional Agreement #27A to the Contract No. EO-EAO/30-12(29)
10.27	Debt Purchase Agreement, dated June 26, 2009, between BMB Munai, Inc. and Simage Limited(30)
10.28	Form of BMB Munai, Inc. Restricted Stock Agreement dated January 1, 2010(31)
10.29	Form of Employment Agreement dated December 31, 2009(31)
10.30	Consulting Agreement, dated December 31, 2009, between BMB Munai, Inc. and Boris Cherdabayev(31)
10.31	Conduction of 3D Seismic Survey, dated March 31, 2010, between “Geo Seismic Services” LLP and “Emir-Oil” LLP(32)
10.32	Supplemental Indenture No. 1, dated June 1, 2010, between BMB Munai, Inc. and The Bank of New York Mellon, as trustee(33)
12.1	Computation of Earnings to Fixed Charges
14.1	Code of Ethics(10)
21.1	Subsidiaries
23.1	Consent of Chapman Petroleum Engineering Ltd., Independent Petroleum Engineers*
23.2	Consent of Hansen, Barnett & Maxwell, P.C., Independent Registered Public Accounting Firm*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Chapman Petroleum Engineering Ltd. Letter on its estimation of our proved oil and gas reserves at March 31, 2010*

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
(26)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on September 16, 2008.
(27)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2008.

(28)  Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 6, 2009.
(29)  Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Commission on June 15, 2009.
(30)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on June 29, 2009.
(31)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on January 6, 2010.
(32)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2010.
(32)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

BMB MUNAI, INC.

Date: June 23, 2010	By:	/s/ Gamal Kulumbetov
Gamal Kulumbetov
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Gamal Kulumbetov	Chief Executive Officer	June 23, 2010
Gamal Kulumbetov

/s/ Evgeny Ler	Chief Financial Officer	June 23, 2010
Evgeny Ler

/s/ Boris Cherdabayev	Chairman of the Board of Directors	June 23, 2010
Boris Cherdabayev

/s/ Jason Kerr	Director	June 23, 2010
Jason Kerr

/s/ Troy Nilson	Director	June 23, 2010
Troy Nilson

/s/ Daymon Smith	Director	June 23, 2010
Daymon Smith

/s/ Leonard Stillman	Director	June 23, 2010
Leonard Stillman

/s/ Askar Tashtitov	Director	June 23, 2010
Askar Tashtitov

/s/ Valery Tolkachev	Director	June 23, 2010
Valery Tolkachev

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BMB Munai, Inc.

We have audited the accompanying consolidated balance sheets of BMB Munai, Inc. and subsidiary as of March 31, 2010 and 2009, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the years in the three-year period ended March 31, 2010. BMB Munai, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BMB Munai, Inc. and subsidiary as of March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BMB Munai, Inc.’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 23, 2010 expressed an unqualified opinion.

/s/ Hansen, Barnett & Maxwell, P.C.
HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
June 23, 2010

BMB MUNAI, INC.

CONSOLIDATED BALANCE SHEETS

	Notes	March 31, 2010	March 31, 2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$ 6,440,394	$ 6,755,545
Trade accounts receivable		6,423,402	3,081,573
Prepaid expenses and other assets, net	4	4,083,917	3,054,078

Total current assets		16,947,713	12,891,196

LONG TERM ASSETS
Oil and gas properties, full cost method, net	5	238,601,842	238,728,413
Gas utilization facility	6	13,569,738	13,470,631
Inventories for oil and gas projects	7	13,717,847	14,002,146
Prepayments for materials used in oil and gas projects		141,312	122,040
Other fixed assets, net	8	3,815,422	3,629,108
Long term VAT recoverable	9	3,113,939	2,423,940
Convertible notes issue cost		1,201,652	2,490,370
Restricted cash	10	770,553	588,217

Total long term assets		274,932,305	275,454,865

TOTAL ASSETS		$ 291,880,018	$ 288,346,061

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$ 3,948,851	$ 21,771,137
Accrued coupon payment	11	641,667	641,667
Taxes Payable, Accrued liabilities and other payables		4,802,361	1,697,097

Total current liabilities		9,392,879	24,109,901

LONG TERM LIABILITIES
Convertible notes issued, net	11	62,178,119	61,331,521
Liquidation fund	12	4,712,345	4,263,994
Deferred taxes	13	4,964,382	6,516,444
Capital lease liability	14	369,801	-

Total long term liabilities		72,224,647	72,111,959

COMMITMENTS AND CONTINGENCIES	23	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	15	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized, 51,865,015 and 47,378,420 shares outstanding, respectively	15	51,865	47,378
Additional paid in capital	15	160,653,969	151,513,638
Retained earnings		49,556,658	40,563,185

Total shareholders’ equity		210,262,492	192,124,201

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 291,880,018	$ 288,346,061

The accompanying notes are an integral part of these consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Notes	Year ended March 31, 2010	Year ended March 31, 2009	Year ended March 31, 2008

REVENUES	16	$ 57,274,526	$ 69,616,875	$ 60,196,626

COSTS AND OPERATING EXPENSES
Rent export tax	17	10,032,857	467,359	-
Export duty	17	-	6,783,278	-
Oil and gas operating		8,568,453	7,530,653	5,515,403
General and administrative		14,042,577	22,262,248	14,747,754
Consulting expenses	18	-	8,662,500	-
Depletion	5	11,075,590	10,403,328	9,419,655
Interest expense	11	4,604,446	1,138,874	-
Amortization and depreciation		613,953	324,028	239,155
Accretion expense	12	448,351	449,025	254,572

Total costs and operating expenses		49,386,227	58,021,293	30,176,539

INCOME FROM OPERATIONS		7,888,299	11,595,582	30,020,087

OTHER INCOME / (EXPENSE)
Foreign exchange (loss)/gain, net	19	(353,401)	2,592,341	47,362
Disgorgement funds received	20	-	1,650,293	-
Interest income		275,136	391,223	1,257,666
Other expense, net		(368,623)	(100,153)	(118,133)

Total other (expense)/income		(446,888)	4,533,704	1,186,895

INCOME BEFORE INCOME TAXES		7,441,411	16,129,286	31,206,982

INCOME TAX BENEFIT	13	1,552,062	1,028,272	103,582

NET INCOME		$ 8,993,473	$ 17,157,558	$ 31,310,564

BASIC NET INCOME PER COMMON SHARE	21	$ 0.18	$ 0.37	$ 0.70
DILUTED NET INCOME PER COMMON SHARE	21	$ 0.18	$ 0.37	$ 0.70

The accompanying notes are an integral part of these consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Notes	Common Stock		Additional paid-in capital	(Accumulated deficit)/ Retained earnings	Total
		Shares	Amount

At March 31, 2007		44,690,657	$ 44,691	$ 133,721,865	$ (7,904,937)	$ 125,861,619

Options and warrants exercised		93,477	93	328,577	-	328,670
Expense related to vesting stock - based compensation		-	-	2,303,078	-	2,303,078
Net income for the year		-	-	-	31,310,564	31,310,564

At March 31, 2008		44,784,134	44,784	136,353,520	23,405,627	159,803,931

Options and warrants exercised		14,286	14	49,987	-	50,001
Expense related to vesting stock-based compensation		-	-	2,271,556	-	2,271,556
Stock grants and stock options issued to employees		1,330,000	1,330	5,177,325	-	5,178,655
Stock grants and stock options issued to non-employees		1,250,000	1,250	7,661,250	-	7,662,500
Net income for the year		-	-	-	17,157,558	17,157,558

At March 31, 2009		47,378,420	47,378	151,513,638	40,563,185	192,124,201

Expense related to vesting stock-based compensation	15	-	-	2,744,133	-	2,744,133
Stock grants issued to employees	15	1,500,000	1,500	426,000	-	427,500
Debt conversion	22	2,986,595	2,987	5,970,198	-	5,973,185
Net income for the year		-	-	-	8,993,473	8,993,473

At March 31, 2010		51,865,015	$ 51,865	$ 160,653,969	$ 49,556,658	$ 210,262,492

The accompanying notes are an integral part of these consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Notes	Year ended March 31, 2010	Year ended March 31, 2009	Year ended March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$ 8,993,473	$ 17,157,558	$ 31,310,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion	5	11,075,590	10,403,328	9,419,655
Depreciation and amortization	8	613,953	324,028	239,155
Interest expense	11	4,604,446	1,138,874	-
Accretion expense	12	448,351	449,025	254,572
Stock based compensation expense		3,171,633	7,450,211	2,303,078
Stock issued for services	18	-	7,662,500	-
(Recovery of provision)/provision expense for uncollectible advances and prepayments		-	(121,302)	135,502
Loss on disposal of fixed assets		14,230	113,666	75,883
Income tax benefit	13	(1,552,062)	(1,028,272)	(103,582)
Changes in operating assets and liabilities
(Increase)/decrease in trade accounts receivable		(3,341,829)	2,784,139	(1,871,050)
(Increase)/decrease in prepaid expenses and other assets		(1,029,839)	482,485	(1,490,739)
(Increase)/decrease in VAT recoverable		(689,999)	5,682,457	(3,755,338)
(Decrease)/increase in current liabilities		(8,212,967)	884,441	13,463,494

Net cash provided by operating activities		14,094,980	53,383,138	49,981,194

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of oil and gas properties	5	(7,296,163)	(47,495,078)	(68,331,668)
Purchase of other fixed assets	8	(898,870)	(5,369,509)	(2,110,809)
Cash paid for convertible notes coupon, capitalized as oil and gas properties		-	(3,000,000)	(1,500,000)
Increase in inventories and prepayments for materials used in oil and gas projects		(2,957,762)	(8,086,324)	(26,394,755)
Increase in gas utilization facility/construction in progress	6	(75,000)	-	(2,798,498)
(Increase)/decrease in restricted cash		(182,336)	34,480	(319,000)

Net cash used in investing activities		(11,410,131)	(63,916,431)	(101,454,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt		-	-	56,210,763
Proceeds from exercise of common stock options and warrants		-	50,001	328,670
Cash paid for convertible notes coupon		(3,000,000)	-	-

Net cash (used in)/provided by financing activities		(3,000,000)	50,001	56,539,433

NET CHANGE IN CASH AND CASH EQUIVALENTS		(315,151)	(10,483,292)	5,065,897
CASH AND CASH EQUIVALENTS at beginning of year		6,755,545	17,238,837	12,172,940
CASH AND CASH EQUIVALENTS at end of year		$ 6,440,394	$ 6,755,545	$ 17,238,837

The accompanying notes are an integral part of these consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

		Year ended March 31, 2010	Year ended March 31, 2009	Year ended March 31, 2008
Non-Cash Investing and Financing Activities
Asset retirement obligation incurred in property development, net of estimate revision		$ -	$ 86,438	$ 1,308,130
Transfers from oil and gas properties, construction in progress and other fixed assets to gas utilization facility	6	24,107	13,470,631	-
Coupon payments on convertible notes, capitalized as part of oil and gas properties	11	-	2,250,000	2,141,667
Accretion of discount on convertible notes, capitalized as part of oil and gas properties		-	596,654	535,455
Amortization of convertible notes issue costs, capitalized as part of oil and gas properties		-	568,386	541,019
Depreciation on other fixed assets capitalized as oil and gas properties	5	454,174	353,545	180,804
Addition of other fixed assets under capital lease contract	8	369,801	-	-
Issuance of common stock for the settlement of liabilities	22	5,973,185	-	-
Transfer of inventory and prepayments for materials used in oil and gas projects to oil and gas properties	5	3,147,789	16,284,487	15,236,315

Supplemental Cash Flow Information
Cash paid for interest		$ 3,000,000	$ 3,000,000	$ 1,500,000

The accompanying notes are an integral part of these consolidated financial statements.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - DESCRIPTION OF BUSINESS

The corporation now known as BMB Munai, Inc. (“BMB Munai” or the “Company”), a Nevada corporation, was originally incorporated in Utah in July 1981. On February 7, 1994, the corporation changed its name to InterUnion Financial Corporation (“InterUnion”) and its domicile to Delaware. BMB Holding, Inc. (“BMB Holding”) was incorporated on May 6, 2003 for the purpose of acquiring and developing oil and gas fields in the Republic of Kazakhstan. On November 26, 2003, InterUnion executed an Agreement and Plan of Merger (the “Agreement”) with BMB Holding. As a result of the merger, the shareholders of BMB Holding obtained control of the corporation. BMB Holding was treated as the acquirer for accounting purposes. A new board of directors was elected that was comprised primarily of the former directors of BMB Holding and the name of the corporation was changed to BMB Munai, Inc. BMB Munai changed its domicile from Delaware to Nevada on December 21, 2004.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Business condition

As further discussed in detail in Note 11, in July 2007 the Company issued 5.0% Convertible Senior Notes due 2012 in the amount of $60,000,000.  Among other terms of the Notes, the Noteholders had the right to require the Company redeem all or a portion of the notes on three separate dates, including July 13, 2010.  The first two dates passed without the redemption right being exercised.  The Company and the Noteholders are in the process of negotiating a restructuring of the Notes and on June 7, 2010 entered into Supplemental Indenture No. 1 dated June 1, 2010 that grants a fourth put date that commenced June 13, 2010 and expires September 13, 2010.  The intent of the fourth put date is to allow time to work out a debt restructuring agreeable to all parties.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

If the Company and Noteholders are not able to agree on a debt restructuring, and the Noteholders exercise their redemption right, the Company will need to pursue other financing options and there is no guarantee that they can be obtained.

Prior to entering into the Supplemental Indenture, the Company was in default under certain covenants contained in Article 9 of the Indenture requiring the Company to maintain a minimum net debt to equity ratio and to comply with certain notice, delivery and other provisions.  In the context of the Indenture, the equity portion of the ratio is determined by reference to the market value of the Company’s common stock, not the Company’s book value. The market value of the Company’s stock has declined since the Notes were issued.  The Noteholders have separately agreed to contingently waive these defaults until the earlier of: (i) September 1, 2010 or (ii) the fourth put date (as contained in the Supplemental Indenture), with the understanding that such waiver shall not constitute a waiver of any default under the Indenture that remains ongoing as of September 1, 2010 or occurs after June 8, 2010.  The Company currently believes it will not be able to remedy the net debt to equity ratio covenant by September 1, 2010 and, therefore, anticipates it will be in default under the Indenture at that time unless a future waiver is obtained from the Noteholders.  There is no assurance the Noteholders will provide any future waiver or any further extension of their redemption put rights under the Indenture.

Basis of consolidation

The Company’s consolidated financial statements present the consolidated results of BMB Munai, Inc., and its wholly owned subsidiary, Emir Oil LLP (hereinafter collectively referred to as the “Company”). All significant inter-company balances and transactions have been eliminated from the Consolidated Financial Statements.

Reclassifications

Certain reclassifications have been made in the financial statements for the year ended March 31, 2009 to conform to the March 31, 2010 presentation. The reclassifications had no effect on net income.

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

Licences and contracts

Emir Oil LLP is the operator of the Company’s oil and gas fields in Western Kazakhstan. The Government of the Republic of Kazakhstan (the “Government”) initially issued the license to Zhanaozen Repair and Mechanical Plant on April 30, 1999 to explore the Aksaz, Dolinnoe and Emir oil and gas fields (the “ADE Block” or the “ADE Fields”). On June 9, 2000, the contract for exploration of the Aksaz, Dolinnoe and Emir oil and gas fields was entered into between the Agency of the Republic of Kazakhstan on Investments and the Zhanaozen Repair and Mechanical Plant. On September 23, 2002, the contract was assigned to Emir Oil LLP. On September 10, 2004, the Government extended the term of the contract for exploration and License from five years to seven years through July 9, 2007. On February 27, 2007, the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan (the “MEMR”) granted a second extension of the Company’s exploration contract. Under the terms of the contract extension, the exploration period was extended to July 2009 over the entire exploration contract territory. On December 7, 2004, the Government assigned to Emir Oil LLP exclusive right to explore an additional 260 square kilometers of land adjacent to the ADE Block, which is referred to as the “Southeast Block.” The Southeast Block includes the Kariman field and the Yessen and Borly structures and is governed by the terms of the Company’s original contract. On June 24, 2008, the MEMR agreed to extend the exploration stage of the Company’s contract from July 2009 to January 2013 in order to permit the Company to conduct additional exploration drilling and testing activities within the ADE Block and the Southeast Block.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Major customers

During the years ended March 31, 2010, 2009 and 2008, sales to one customer represented 95%, 81% and 91% of total sales, respectively. At March 31, 2010, 2009 and 2008, this customer made up 100%, 100% and 97% of accounts receivable, respectively. While the loss of this foregoing customer could have a material adverse effect on the Company in the short-term, the loss of this customer should not materially adversely affect the Company in the long-term because of the available market for the Company’s crude oil and natural gas production from other purchasers.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has a stock option plan as described in Note 15. Compensation expense for options and stock granted to employees is determined based on their fair values at the time of grant, the cost of which is recognized in the Consolidated Statements of Operations over the vesting periods of the respective options.

Share-based compensation incurred for the years ended March 31, 2010, 2009 and 2008 was $3,171,633, $7,450,211 and $2,303,078, respectively.

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

During the year ended March 31, 2010, the Company purchased light crude oil from a third party for the purpose of blending the oil with the Company’s own production. The cost of this purchased crude oil is recorded as part of oil and gas operating expenses.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Mineral extraction tax

The mineral extraction tax replaced the royalty expense the Company had paid. The rate of this tax depends on annual production output. The new code currently provides for a 5% mineral extraction tax rate (6% starting from 2013 and 7% starting from 2014) on production sold to the export market, and a 2.5% tax rate (3% in 2013 and 3.5% starting from 2014) on production sold to the domestic market. The mineral extraction tax expense is reported as part of oil and gas operating expense.

Rent export tax

This tax is calculated based on the export sales price and ranges from as low as 0%, if the price is less than $40 per barrel, to as high as 32%, if the price per barrel exceeds $190. Rent export tax is expensed as incurred and is classified as costs and  operating expenses.

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

Fair value of financial instruments

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

The Company periodically assesses its inventories for obsolete or slow moving stock and records an appropriate provision, if there is any. The Company has assessed inventory at March 31, 2010 and no provision for obsolete inventory has been provided.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Other fixed assets of the Company are evaluated annually for impairment. If the sum of expected undiscounted cash flows is less than net book value, unamortized costs of other fixed assets will be reduced to a fair value. Based on the Company’s analysis at March 31, 2010, no impairment of other assets is necessary.

Convertible notes payable issue costs

The Company recognizes convertible notes payable issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company classifies cash payments for bond issue costs as a financing activity. The Company capitalized cash payments for bond issue costs as part of oil and gas properties in periods of drilling activities.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2009, the FASB issued new standards which establish the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, the new standards set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (through the date that the financial statements are issued or are available to be issued). The guidance also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted the new standards as of June 30, 2009. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company adopted these disclosure requirements in this Annual Report on Form 10-K for the fiscal year ended of March 31, 2010.

Recent accounting pronouncements

Accounting for Transfers of Financial Assets - In June 2009, the FASB issued accounting guidance which will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures.  This guidance will be effective at the beginning of the first fiscal year beginning after November 15, 2009. Early application is not permitted.  The Company is currently evaluating the new requirements.

Disclosures about Fair Value Measurements – In January 2010, the FASB issued guidance which requires an entity to disclose the following:

•	Separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe reasons for the transfers.

•
Present separately information about purchases, sales, issuances and settlements, on a gross basis, rather than on one net number, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•	Provide fair value measurement disclosures for each class of assets and liabilities.

•
Provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or Level 3.

This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance and settlement on the forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010. The Company is currently evaluating the new requirements.

NOTE 3 - CASH AND CASH EQUIVALENTS

As of March 31, 2010 and 2009 cash and cash equivalents included:

	March 31, 2010	March 31, 2009

US Dollars	$ 3,476,741	$ 6,030,173
Foreign currency	2,963,653	725,372

	$ 6,440,394	$ 6,755,545

As of March 31, 2010 and 2009, cash and cash equivalents included $1,321,774 and $2,371,558 placed in money market funds having 30 day simple yields of 0.01% and 0.13%, respectively.

NOTE 4 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of March 31, 2010 and 2009, were as follows:

	March 31, 2010	March 31, 2009

Advances for services	$ 2,593,527	$ 2,740,915
Taxes prepaid	920,066	75,216
Other	570,324	237,947

	$ 4,083,917	$ 3,054,078

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - OIL AND GAS PROPERTIES

Oil and gas properties using the full cost method as of March 31, 2010 and 2009, were as follows:

	March 31, 2010	March 31, 2009

Cost of drilling wells	$ 96,562,442	$ 96,203,705
Professional services received in exploration and development activities	62,967,506	55,424,910
Material and fuel used in exploration and development activities	52,221,735	51,273,747
Subsoil use rights	20,788,119	20,788,119
Deferred tax	7,219,219	7,219,219
Geological and geophysical	7,883,856	7,870,516
Capitalized interest, accreted discount and amortised bond issue costs on convertible notes issued	6,633,181	6,633,181
Infrastructure development costs	1,429,526	1,245,298
Other capitalized costs	17,198,306	15,296,176
Accumulated depletion	(34,302,048)	(23,226,458)

	$ 238,601,842	$ 238,728,413

The purchase of Emir Oil LLP was accounted for as a non-taxable business combination. Since goodwill was not recognized in this stock-based subsidiary acquisition involving oil and gas properties, recognition of a deferred tax liability related to the acquisition increases the financial reporting basis of the oil and gas properties.

NOTE 6 – GAS UTILIZATION FACILITY

The Company has entered into an Agreement on Joint Business (the “Agreement”) with Ecotechnic Chemicals AG incorporated in Switzerland, for construction of a facility to utilize the associated gas from the Company’s fields (the “Facility”).

The Facility began operating in test mode on January 1, 2009. All costs associated with the completion of the Facility, which includes amounts previously classified as construction in progress, have been reported as Gas Utilization Facility on the balance sheet.

During the year ended March 31, 2010, the Company made an additional payment to Ecotechnic Chemicals AG in the amount of $75,000, and contributed property totalling $24,107 toward the completion of the Facility.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company continued to operate the Facility in test mode, during the year ended March 31, 2010, as the Facility was expanded in to handle additional capacity and as the Company was negotiating a sales contract with a potential customer.  Therefore, no depreciation expense was recognized for Gas Utilization Facility during the year ended March 31, 2010.  Subsequent to March 31, 2010, the Company entered into a gas sales contract. As a result of this sales contract, the Gas Utilization Facility has been put into operation as of May 1, 2010.

NOTE 7 – INVENTORIES FOR OIL AND GAS PROJECTS

As of March 31, 2010 and 2009 inventories included:

	March 31, 2010	March 31, 2009

Construction material	$ 12,756,417	$ 12,962,397
Spare parts	87,722	84,524
Crude oil produced	2,895	5,029
Other	870,813	950,196

	$ 13,717,847	$ 14,002,146

NOTE 8 - OTHER FIXED ASSETS

	Buildings and improvements	Machinery and equipment	Vehicles	Office equipment	Furniture and fixtures	Software	Total
Cost
at March 31, 2009	$ 2,056,325	$ 728,941	$ 1,418,147	$ 368,690	$ 374,888	$ 150,838	$ 5,097,829
Additions	228,555	102,608	879,492	40,994	16,755	267	1,268,671
Disposals	-	-	64,919	16,098	10,609	1,632	93,258
at March 31, 2010	2,284,880	831,549	2,232,720	393,586	381,034	149,473	6,273,242

Accumulated depreciation
at March 31, 2009	270,651	198,146	518,693	225,521	147,296	108,414	1,468,721
Charge for the period	438,459	204,863	280,420	84,095	30,627	29,663	1,068,127
Disposals	-	16,984	31,468	15,884	11,584	3,108	79,028
at March 31, 2010	709,110	386,025	767,645	293,732	166,339	134,969	2,457,820

Net book value at March 31, 2009	$ 1,785,674	$ 530,795	$ 899,454	$ 143,169	$ 227,592	$ 42,424	$ 3,629,108

Net book value at March 31, 2010	$ 1,575,770	$ 445,524	$ 1,465,075	$ 99,854	$ 214,695	$ 14,504	$ 3,815,422

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In accordance with FASC № 932-360-25, Financial Accounting and Reporting by Oil and Gas Producing Companies, depreciation related to support equipment and facilities used in exploration and development activities in the amount of $454,174 was capitalized to oil and gas properties for the year ended March 31, 2010 and $353,545 for the year ended March 31, 2009.

NOTE 9 - LONG TERM VAT RECOVERABLE

As of March 31, 2010 and 2009 the Company had long term VAT recoverable in the amount of $3,113,939 and $2,423,940, respectively. The VAT recoverable is a Tenge denominated asset due from the Republic of Kazakhstan. The VAT recoverable consists of VAT paid on local expenditures and imported goods. VAT charged to the Company is recoverable in future periods as either cash refunds or offsets against the Company’s fiscal obligations, including future income tax liabilities. Management cannot estimate which part of this asset will be realized in the current year because in order to return funds or offset this tax with other taxes a tax examination must be performed by local Kazakhstan tax authorities. During the year ended March 31, 2010 the Company received refunds of VAT in the amount of $910,057.

NOTE 10 - RESTRICTED CASH

Under the laws of the Republic of Kazakhstan, the Company is obligated to set aside funds for required environmental remediation. As of March 31, 2010 and 2009 the Company had restricted $770,553 and $588,217, respectively, for this purpose.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

If a holder of Notes shall convert its notes following the date on which notice of a change in control event is given by the Company but on or prior to the 60th day following the date of such notice, then the Company shall pay to such holder the following U.S. Dollar amounts per U.S. Dollar of Notes held by the holder that are to be so converted:

Conversion Date	Amount

On or before July 13, 2008	$ 0.12239
Thereafter, but on or before July 13, 2009	$ 0.07246
Thereafter, but on or before July 13, 2010	$ 0.02250
Thereafter, but on or before July 13, 2011	$ -
Thereafter, and until Maturity Date	$ -

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2010 and March 31, 2009 the convertible notes payable amount is presented as follows:

	March 31, 2010	March 31, 2009

Convertible notes redemption value	$ 64,323,785	$ 64,323,785
Unamortized discount	(2,145,666)	(2,992,264)
	$ 62,178,119	$ 61,331,521

As of March 31, 2010 and March 31, 2009 the Company has accrued interest of $641,667, relating to the convertible notes outstanding. The Company has also amortized the discount on the convertible notes (difference between the redemption amount and the carrying amount as of the date of issue) in the amount of $2,178,119 and $1,331,521 as of March 31, 2010 and March 31, 2009, respectively. The carrying value of convertible notes will be accreted to the redemption value of $64,323,785. During the years ended March 31, 2010 and 2009 the Company recorded interest expense in the amount of $4,604,446 and $1,138,874, respectively. On June 7, 2010, the Company entered into a Supplemental Indenture No. 1, dated as of June 1, 2010, between BMB Munai, Inc. and The Bank of New York Mellon, as trustee (the “Supplemental Indenture.”)  The Supplemental Indenture amends and supplements the indenture dated September 19, 2007, between BMB Munai, Inc. and The Bank of New York Mellon, as trustee (the “Original Indenture”).

The Original Indenture provided for three put dates that allowed the holders of the Notes to redeem the Notes prior to their 2012 maturity date.  The first two put dates passed unexercised.  The third put date is July 13, 2010.  In connection with ongoing negotiations to restructure the Notes, the Company entered into the Supplemental Indenture which grants the Noteholders a fourth put date that commences on June 13, 2010 and expires on September 13, 2010.  In exchange for the granting of the fourth put date in the Supplemental Indenture, the Noteholders separately agreed they will not exercise their put option for the third put date and they will not exercise their put option for the fourth put date prior to September 1, 2010; provided, however, the Noteholders may exercise such put options at any time upon the occurrence of any of the following: (i) any default has occurred under the Indenture, excluding certain defaults that occurred prior to June 7, 2010, (ii) failure by the Company or any of its material subsidiaries to timely pay any Indebtedness (as defined in the Indenture) or any guarantee of any Indebtedness that exceeds U.S. $1,000,000, or any Indebtedness becomes due and payable prior to its stated maturity other than at the option of the Company or any of its material subsidiaries, or (iii) the Noteholders holding a majority in outstanding principal amount of the Notes provide notice to the Company that negotiations with respect to the restructuring have terminated.  Therefore, it is possible the Noteholders could exercise a put option with respect to the Notes prior to September 1, 2010 if any of the foregoing events occur.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Prior to entering into the Supplemental Indenture, the Company was in default under certain covenants contained in Article 9 of the Indenture requiring the Company to maintain a minimum net debt to equity ratio and to comply with certain notice, delivery and other provisions.  The Noteholders separately agreed to waive these defaults until the earlier of: (i) September 1, 2010 or (ii) the fourth put date (as contained in the Supplemental Indenture), with the understanding that such waiver shall not constitute a waiver of any default under the Indenture that remains ongoing as of September 1, 2010 or occurs after June 8, 2010.  At March 31, 2010, the Notes have been classified as a long-term liability on the balance sheet as the defaults have been waived by the Noteholders and the put-option was not in place.  The Company currently believes it will not be able to remedy the net debt to equity ratio covenant by September 1, 2010 and, therefore, anticipates it will be in default under the Indenture at that time unless a future waiver is obtained from the Noteholders.  There is no assurance the Noteholders will provide any future waiver or any further extension of their redemption put rights under the Indenture.  As such, the Company expects to reclassify the Notes as a current liability at September 1, 2010, unless additional waivers are obtained.

NOTE 12 - LIQUIDATION FUND

A reconciliation on the Liquidation Fund (Asset Retirement Obligation) at March 31, 2009 and 2010 is as follows:

Total

At March 31, 2008	$ 3,728,531

Revision of estimate	(757,047)
Accrual of liability	843,485
Accretion expenses	449,025

At March 31, 2009	$ 4,263,994

Accrual of liability	-
Accretion expenses	448,351

At March 31, 2010	$ 4,712,345

Management believes that the liquidation fund should be accrued for future abandonment costs of 24 wells located in the Dolinnoe, Aksaz, Emir and Kariman oil fields. Management believes that these obligations are likely to be settled at the end of the production phase at these oil fields.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2010, undiscounted expected future cash flows that will be required to satisfy the Company’s obligation by 2013 for the Dolinnoe, Aksaz, Emir and Kariman fields, respectively, are $6,204,545. After application of a 10% discount rate, the present value of the Company’s liability at March 31, 2010 and 2009, was $4,712,345 and $4,263,994 respectively.

NOTE 13 - INCOME TAXES

The Company’s consolidated pre-tax income is comprised primarily from operations in the Republic of Kazakhstan. Pre-tax losses from United States operations of $7,275,579, $12,937,563, and $1,827,168, for the years ended March 31, 2010, 2009 and 2008, respectively, are also included in consolidated pre-tax income.

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

Undistributed earnings of the Company’s foreign subsidiaries since acquisition amounted to approximately $70,751,488 at March 31, 2010. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the Republic of Kazakhstan. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

During the year ended March 31, 2010 the Company changed the method of tax accounting for the U.S. tax jurisdiction from a cash to accrual basis. The change in method was made because the Company exceeded the gross receipt threshold to be eligible for the cash method.

This change in tax method mainly resulted in the Company recognizing interest income from intercompany loans between the U.S. parent and its wholly owned foreign subsidiary, which amounts were previously deferred for income tax purposes under the cash method of accounting. The Company has calculated a Code Section 481 adjustment, to account for this change in method, in the amount of $25,116,879. The Code Section 481 adjustment primarily provides for all accrued intercompany interest amounts, previously deferred, to be recognized as taxable income, by the U.S. parent, during fiscal years 2010 through 2014.  The yearly amount to be recognized is $6,279,219, which represents 25% of the total Code Section 481 adjustment.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net operating losses of the Company in its U.S. tax jurisdiction for the year ended March 31, 2010 totalled $7,275,579. This loss has been offset with the recognized portion of the Code Section 481 adjustment of $6,279,219 which resulted in an adjusted net operating loss of $996,359.

Earnings and (losses) before income taxes derived from United States and foreign operations are as follows:

	Year ended March 31, 2010	Year ended March 31, 2009	Year ended March 31, 2008

United States	$ (7,275,579)	$ (12,937,563)	$ (1,827,168)
Kazakhstan	14,716,990	29,066,849	33,034,150

	$ 7,441,411	$ 16,129,286	$ 31,206,982

The income tax benefit in the Consolidated Statements of Operations is comprised of:

	Year ended March 31, 2010	Year ended March 31, 2009	Year ended March 31, 2008 (Restated)

Current tax expense	$ -	$ -	$ -
Deferred tax benefit	(1,552,062)	(1,028,272)	(103,582)

	$ (1,552,062)	$ (1,028,272)	$ (103,582)

The difference between the income tax expense/(benefit) reported and amounts computed by applying the U.S. Federal rate to pretax income consisted of the following:

	Year ended March 31, 2010	Year ended March 31, 2009	Year ended March 31, 2008 (Restated)

Tax at federal statutory rate (34%)	$ 2,530,505	$ 5,483,957	$ 10,610,374
Effect of lower foreign tax rates	(1,852,605)	(1,601,126)	(876,907)
Tax benefit from exploration stage	(3,577,975)	(7,243,413)	(10,301,168)
Effect of change from cash to accrual basis of accounting	1,348,013	-	-
Non-deductible expenses	-	2,332,310	464,119

	$ (1,552,062)	$ (1,028,272)	$ (103,582)

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2009, the Republic of Kazakhstan adopted a new tax code, which decreased the corporate income rate for legal entities to 20%.

Non-deductible expenses are comprised of the non-deductible portion of interest expense on intercompany loans accrued by subsidiary.

As of March 31, 2010, the Company had net operating loss carry forwards for income tax purposes of $13,547,692, which if unused, will expire in 2024, 2025, 2026, 2027, 2028, and 2029.

No valuation allowance was recorded against the deferred tax assets resulting from Net Operating Loss because the Company believes it will have sufficient future taxable domestic income to be offset with, primarily from accrued interest income related to loans to subsidiary.

Deferred taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those measured by tax laws and regulations. The components of deferred tax assets and deferred tax liabilities are as follows:

	March 31, 2010	March 31, 2009

Deferred tax assets:
Stock based compensation	$ -	$ 185,418
Liquidation fund	353,088	236,505
Tax losses carried forward	4,606,215	6,867,054
Accrued interest expense	5,905,599	5,093,405
	10,864,902	12,382,382
Deferred tax liabilities:
Oil and gas properties	5,879,053	6,972,564
Accrued interest income	9,950,231	11,926,262
	15,829,284	18,898,826

Net deferred tax liability	$ 4,964,382	$ 6,516,444

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes for US and Kazakhstan tax jurisdiction are as follows:
	March 31, 2010		March 31, 2009
	US tax jurisdiction	Kazakhstan tax jurisdiction	US tax jurisdiction	Kazakhstan tax jurisdiction

Deferred tax assets:
Stock based compensation	$ -	$ -	$ 185,418	$ -
Liquidation fund		353,088	-	236,505
Tax losses carried forward	4,606,215	-	6,867,054	-
Accrued interest expense	-	5,905,599	-	5,093,405
	4,606,215	6,258,687	7,052,472	5,329,910
Deferred tax liabilities:
Oil and gas properties	6,291,814	(412,761)	6,579,121	393,443
Accrued interest income	9,950,231	-	11,926,262	-
	16,242,045	(412,761)	18,505,383	393,443

Net deferred tax liability/(asset)	$ 11,635,830	$ (6,671,448)	$ 11,452,911	$ (4,936,467)

Accounting for Uncertainty in Income Taxes  - In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns. The Company’s U.S. federal income tax returns for the fiscal years ended March 31, 2006 through 2009 remain subject to examination. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon an audit. Therefore, the Company has no reserves for uncertain tax positions. No interest or penalties have been levied against the Company and none are anticipated, therefore no interest or penalties have been included in the provision for income taxes.

NOTE 14 – CAPITAL LEASE

In December 2009 the Company entered into a capital lease agreement with a vehicle leasing company for the lease of oil trucks in the amount of $554,820. The agreement is effective upon receiving oil trucks by the Company. The lease schedule is the following:

Year ended March 31,	Total Minimum Payments

2011	$ 185,019
2012	240,149
2013	129,652

Net minimum lease payments	554,820
Less: Amount representing interest	(137,010)
Present value of net minimum lease payments	$ 417,810

Current portion of capital lease liability in amount of $185,019 as of March 31, 2010 was recognized as part of accounts payable. Non-current portion of Capital Lease Liability as of March 31, 2010 totals to $369,801.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SHARE AND ADDITIONAL PAID IN CAPITAL

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Non-cash compensation expense in the amount of $567,889 was recognized in the Consolidated Statement of Operations and Consolidated Balance Sheet for the year ended March 31, 2010.

As of March 31, 2010, there was no unrecognized non-cash compensation expense related to non-vested share-based compensation arrangements granted under the Plan.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Non-cash compensation expense in the amount of $2,176,244 was recognized in the Consolidated Statement of Operations and Consolidated Balance Sheet for the year ended March 31, 2010.

As of March 31, 2010, there was no unrecognized non-cash compensation expense related to non-vested share-based compensation arrangements granted under the Plan.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Non-cash compensation expense in the amount of $427,500 was recognized in the Consolidated Statement of Operations and Consolidated Balance Sheet for the year ended March 31, 2010.

As of March 31, 2010, there was $1,282,500 of total unrecognized non-cash compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.75 years.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Stock options outstanding and exercisable as of March 31, 2010, were as follows:

	Number of Shares	Weighted Average Exercise Price

As of March 31, 2007	1,173,583	$ 5.33

Granted	-	-
Exercised	(3,000)	$ 4.00
Expired	-	-

As of March 31, 2008	1,170,583	$ 5.33

Granted	-	-
Exercised	-	-
Expired	-	-

As of March 31, 2009	1,170,583	$ 5.33

Granted	-	-
Exercised	-	-
Expired	(249,800)	$ 6.40

As of March 31, 2010	920,783	$ 5.04

Additional information regarding outstanding options as of March 31, 2010, was as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Options	Weighted Average Exercise Price

$ 4.75 – $ 7.40	920,783	$ 5.04	5.00	920,783	$ 5.04

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - REVENUES

The Company exports oil for sale to the world markets via the Aktau sea port. Sales prices at the port locations are based on the average quoted Brent crude oil price from Platt’s Crude Oil Marketwire for the three days following the bill of lading date less discount for transportation expenses, freight charges and other expenses borne by the customer.

The Company recognized revenue from sales as follows:

	Year ended March 31, 2010	Year ended March 31, 2009	Year ended March 31, 2008

Export sales	$ 56,135,006	$ 65,721,241	$ 57,626,429
Domestic sales	1,139,520	3,895,634	2,570,197

	$ 57,274,526	$ 69,616,875	$ 60,196,626

NOTE 17 – RENT EXPORT TAX AND EXPORT DUTY

On April 18, 2008 the government of the Republic of Kazakhstan introduced an export duty on several products (including crude oil). The Company became subject to the duty beginning in June 2008. The formula for determining the amount of the crude oil export duty was based on a sliding scale that is tied to several factors, including the world market price for oil. As discussed in Note 2, in December 2008 the government of the Republic of Kazakhstan issued a resolution that cancelled the export duty effective January 26, 2009 for companies operating under the new tax code. As a result, the export duty for the year ended March 31, 2010 and 2009 was $0 and $6,783,278, respectively.

On January 1, 2009, the Company became subject to the new tax code of the Republic of Kazakhstan.  Under the new tax code, the rent export tax replaced the export duty.  The rent export tax is calculated based on the export sales price and ranges from as low as 0% if the export sales price is less than $40 per barrel to as high as 32% if the price per barrel exceeds $190.  Rent export tax expense for the year ended March 31, 2010 and 2009 was $10,032,857 and $476,359 respectively.

NOTE 18 - CONSULTING EXPENSES

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

The agreement also has a provision for the Consultant to pursue new exploration contracts for new territories, which is described in Note 23.

NOTE 19 – FOREIGN CURRENCY GAIN

On February 3, 2009, the National Bank of Kazakhstan enacted a devaluation of Kazakh Tenge to US Dollar of approximately 25%. As a result of this devaluation, the Company realized a foreign currency gain of $2,592,341 for the year ended March 31, 2009, resulting from the revaluation of assets and liabilities denominated in Kazakh Tenge.

NOTE 20 – DISGORGEMENT FUNDS RECEIVED

In June 2008 the Company received a letter from a shareholder of the Company stating that the shareholder was returning realized profits from their trades of shares of the Company’s common stock during the nine month period preceding May 22, 2008 (the “Timeframe”). The shareholder also stated in the letter that during this Timeframe the shareholder was subject to Section 16 of the United States Security Exchange Act of 1934 (the “Exchange Act”) because it owned more than 10% of the shares of Company common stock. As such, the shareholder decided to voluntarily comply with Section 16(b) of the Exchange Act by returning the realized profits to the Company in the amount of $1,650,293, (the “Disgorgement Amount”) which is net of amounts paid for brokerage commissions on each of the executed trades during the Timeframe. The Company had received the Disgorgement Amount in full before June 30, 2008.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - EARNINGS PER SHARE INFORMATION

The calculation of the basic and diluted earnings per share is based on the following data:

	Year ended March 31, 2010	Year ended March 31, 2009	Year ended March 31, 2008

Net income	$ 8,993,473	$ 17,157,558	$ 31,310,564

Basic weighted-average common shares outstanding	50,018,895	46,797,351	44,697,364

Effect of dilutive securities
Warrants	-	1,860	55,008
Stock options	-	-	200,559
Non-vesting share grants	-	-	-

Dilutive weighted average common shares outstanding	50,018,895	46,799,211	44,952,931

Basic income per common share	$ 0.18	$ 0.37	$ 0.70

Diluted income per common share	$ 0.18	$ 0.37	$ 0.70

The Company has adopted guidance from FASC Topic 260, relating to determining whether instruments granted in share-based payment transactions are participating securities, on April 1, 2009. Accordingly the Company included certain unvested share grants defined as “participating” in the basic weighted average common shares outstanding for the years ended March 31, 2010 and 2009, respectively. Prior period comparative data has been retrospectively presented to reflect the adoption of this standard.

The diluted weighted average common shares outstanding for the years ended March 31, 2010 and 2009 does not include the effect of potential conversion of certain warrants and stock options as their effects are anti-dilutive.

The dilutive weighted average common shares outstanding for the years ended March 31, 2010 and 2009, respectively, does not include the effect of the potential conversion of the Notes because the average market share price the years ended March 31, 2010 and 2009 was lower than potential conversion price of the convertible notes for this period.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The diluted weighted average common shares outstanding for the year ended March 31, 2008 does not include the effect of the potential conversion of the Notes because conversion of the Notes is not contingent upon any market event. Rather, the Notes are convertible to common stock upon the first to occur of (a) the tenth New York business day following the Shelf Registration Statement Effective Date and (b) 13 July 2008.

NOTE 22 - RELATED PARTY TRANSACTIONS

The Company leases ground fuel tanks and other oil fuel storage facilities and warehouses from Term Oil LLC. The lease expenses for the years ended March 31, 2010, 2009 and 2008, totaled $96,541, $221,903 and $254,427, respectively. Also the Company had advances paid to Term Oil LLC in the amount of $101,048 and $15,006 as of March 31, 2010 and 2009, respectively. Toleush Tolmakov, the General Director of Emir Oil, LLP, a wholly-owned subsidiary of the Company (“Emir”), is an owner of Term Oil LLC.

On June 26, 2009 the Company entered into a Debt Purchase Agreement (the “Agreement”) with Simage Limited, a British Virgin Islands international business corporation (“Simage”). Simage is a company owned by Toleush Tolmakov.

Prior to the date of the Agreement, Simage had acquired by assignment, certain accounts receivable owed by Emir to third-party creditors of Emir in the amount of $5,973,185 (the “Obligations”). Pursuant to the terms of the Agreement, Simage assigned to the Company all rights, title and interests in and to the Obligations in exchange for the issuance of 2,986,595 shares of common stock of the Company.  The market value of the shares of common stock issued to Simage, at the agreement date, was $3,076,193.  The market value was based on $1.03 per share, which was the closing market price of the Company’s shares on June 26, 2009.

As a result of this Agreement, the Company has effectively been released of accounts payable obligations amounting to $5,973,185. The Company has treated this Agreement as a related party transaction, due to the fact that Simage is owned by a Company shareholder. Therefore, the difference between the settled amount of accounts payable and the value of the common stock issued, which amounts to $2,896,997, has been treated as a capital contribution by the shareholder and recognized as an addition to additional-paid-in-capital rather than a gain on settlement of debt.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - COMMITMENTS AND CONTINGENCIES

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

Historical Investments by the Government of the Republic of Kazakhstan

The Government of the Republic of Kazakhstan made historical investments in the ADE Block, the Southeast Block and the Northwest Block of $5,994,200, $5,350,680 and $5,372,076, respectively. When and if, the Company applies for and, when and if, it is granted commercial production rights for the ADE Block and Southeast Block, the Company will be required to begin repaying these historical investments to the Government. The terms of repayment will be negotiated at the time the Company is granted commercial production rights.

Capital Commitments

Prior to the extension of the exploration period granted to Emir Oil LLP in June 2008, the terms of its subsurface exploration contract required Emir Oil to spend a total of $48.8 million in exploration activities on the ADE Block and Southeast Block through July 2009.

In connection with the extensions granted in June and October 2008, the Company’s capital expenditure requirements have been revised. To retain its rights under the contract, the Company must spend $12.8 million between January 10, 2010 and January 9, 2011, $27.3 million between January 10, 2011 and January 9, 2012 and $14.9 million between January 10, 2012 and January 9, 2013.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Through March 31, 2010 the Company had spent a total of $289.4 million in exploration activity.

In addition to the minimum capital expenditure requirement, the Company must also comply with the other terms of the work program associated with the contract, which includes the drilling of at least ten new wells by January 9, 2013. The failure to meet the minimum capital expenditures or to comply with the terms of the work program could result in the loss of the subsurface exploration contract. The recent addenda to the exploration contract which granted the Company an extension of the exploration period and rights to the Northwest Block also require the Company to:

•	make additional payments to the liquidation fund, stipulated by the Contract;
•	make a one-time payment in the amount of $200,000 to the Astana Fund by the end of 2010; and
•	make annual payments to social projects of the Mangistau Oblast in the amounts of $100,000 from 2010 to 2012.

Capital Lease Agreement

In December 2009 the Company entered into a capital lease agreement with an oil tanks leasing company for the lease of oil tanks in the amount of $493,000. The agreement is effective upon receiving oil tanks by the Company. As of March 31, 2010 the Company had not received the oil tanks. The Company expects to receive the oil tanks in April 2010, at which time the capital lease will be recorded. The agreement calls for average monthly payments of $12,056 during the first year and average monthly payments of $15,010 during the second and third year.

Executive Contracts

On December 31, 2009, the Company entered into new employment agreements with the following executive officers of the Company, Gamal Kulumbetov, Askar Tashtitov, Evgeniy Ler and Anuarbek Baimoldin. Each of these individuals was serving in such capacity prior to entering the employment agreements.

Except for annual salary, and as otherwise specifically addressed herein, the terms and conditions of the employment agreement of each of the executive and non-executive level officers are the same in all material respects. The employment agreements provide for an initial term of one year with three consecutive one-year renewals unless terminated by either party prior to the beginning of the renewal term. A form of the Employment Agreement was filed as an exhibit to the current report on Form 8-K filed on January 6, 2010.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The agreements and all obligations thereunder may be terminated upon the occurrence of the following events: i) death, ii) disability; iii) for cause immediately upon notice from the Company or at such time as indicated by the Company in said notice; iv) for good reason upon not less than 30 days notice from an officer to the Company; v) an extraordinary event, unless otherwise agreed in writing.

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

Each of the employment agreements, provides that an “extraordinary event” is defined as any consolidation or merger of the Company or any of its subsidiaries with another person, or any acquisition of the Company or any of its subsidiaries by any person or group of persons, acting in concert, equal to fifty percent (50%) or more of the outstanding stock of the Company or any of its subsidiaries, or the sale of forty percent (40%) or more of the assets of the Company or any of its subsidiaries, or if one or more persons, acting alone or as a group, acquires fifty percent (50%) or more of the total voting power of the Company. In addition to these provisions, the employment agreement of Mr. Tashtitov provides that the following events also constitute an extraordinary event: i) that a disposition by the Chairman of the Company’s board of directors of by the General Director of the Company’s subsidiary, of seventy five (75%) or more of the shares either individual currently owns, including stock attributed to either of them by Internal Revenue Code Section 318; or ii) should the Company terminate the registration of any of its securities under Section 12 of the Exchange Act of 1934, voluntarily ceases, or shall terminate its obligation to file reports with United States Securities Commission pursuant to Section 13 of the Exchange Act of 1934.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Upon termination of an employment agreement, the Company will make a termination payment to the officer in lieu of all other amounts and in settlement and complete release of all claims employee may have against the Company. In the event of termination for good reason by the officer, the Company will pay the officer the remainder of his salary for the calendar month in which the termination is effective and for six consecutive calendar months thereafter. The officer shall also be entitled to any portion of incentive compensation for the year, prorated to the date of termination. Notwithstanding the foregoing, if the officer obtains other employment prior to the end of the six month period, salary payments by the Company after he begins employment with a new employer shall be reduced by the amount of the cash compensation received from the new employer. If the officer is terminated for cause, he will receive salary only through the date of termination and will not be entitled to any incentive compensation for the year in which his employment is terminated. If the termination is the result of a disability, the Company will pay salary for the rest of the month during which termination is effective and for the shorter of six consecutive months thereafter or until disability insurance benefits commence. If employment is terminated as a result of the death of the officer, his heirs shall be entitled to salary through the month in which his death occurs and to incentive compensation prorated through the month of his death. The employment agreements of Mr. Kulumbetov, Mr. Ler and Mr. Baimoldin provide that if the employment agreement is terminated as a result of an extraordinary event, the officer shall be entitled to severance pay depending on the completed years of employment: i) 10% of Basic Compensation Salary if executive completed less than 1 year of employment; ii) 150% of Basic Compensation Salary if executive completed at least 1 year but not less than 2 years of employment; iii) 299% of Basic Compensation Salary if executive completed more than 2 years of employment.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The employment agreements also contain confidentiality, non-competition and non-interference provisions.

All benefits terminate on the date of termination. The officer shall be entitled to accrued benefits, but is not entitled to compensation for unused vacation, holiday, sick leave or other leave.

The employment agreements also contain confidentiality, non-competition and non-interference provisions and provide for certain of the Company’s executive officers to potentially receive payments upon termination or change in control.

Consulting Agreement with Boris Cherdabayev

On December 31, 2009 the Company entered into a Consulting Agreement with Boris Cherdabayev, the Chairman of the Company’s board of directors. The Consulting Agreement became effective on January 1, 2010. Pursuant to the Consulting Agreement, in addition to his services as Chairman of the board of directors, Mr. Cherdabayev will provide such consulting and other services as may reasonably be requested by Company management.

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

Pursuant to the Consulting Agreement, Mr. Cherdabayev will be paid $192,000 per year. This base consulting fee will be net of Social Tax and Social Insurance Tax in the Republic of Kazakhstan, which shall be paid by the Company. Mr. Cherdabayev will be responsible for Personal Income Tax and Pension Fund Tax. The success of projects involving Mr. Cherdabayev shall be reviewed on an annual basis to determine whether the initial base consulting should be increased.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

At the end of 2008, the Company changed legal counsel to represent all defendants in the lawsuit from Bracewell & Giuliani LLP in New York, New York to Manning, Curtis, Bradshaw & Bednar LLC in Salt Lake City, Utah.

On December 12, 2008, plaintiffs sought leave to file a Third Amended Complaint to add claims for (a) breach of fiduciary duty against defendants Cherdabayev, Kunayev, Baiseitov, Agaian, Benarroch and Credifinance based on these defendants’ alleged role as promoters of Sokol, (b) fraud against all defendants; and (c) promissory estoppel against defendants Cherdabayev, Kunayev and Baiseitov. Defendants opposed the Motion for Leave to Amend and leave to amend was denied.  Fact and expert discovery has been completed.  Plaintiffs have submitted an expert report on damages that claims damages of between $6.7 million and $10.9 million, plus interest.  The Company disputes the plaintiffs’ damage claim, in addition to disputing liability.  In November 2009, all defendants sought leave to file a Motion for Summary Judgment seeking judgment in favor of defendants on all claims.  Briefing on defendants’ summary judgment motion was completed on January 27, 2010.  The Court has not yet ruled on the summary judgment motion or set it for oral argument.  No trial date has been established.

Other than the foregoing, to the knowledge of management, there is no other material litigation or governmental agency proceeding pending or threatened against the Company or its management.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Operating Lease

The Company leases its office spaces in Almaty from a third party. The lease term for the office spaces extend through December 31, 2010. The Company plans to continue leasing this office space for the next year. The Company incurred lease expense of $212,651, $308,325 and $291,672 for the years ended March 31, 2010, 2009 and 2008, respectively.

As described in Note 22, the Company leases oil storage facilities, an office building and a warehouse from a related party. Currently, this lease term is month-to-month, with monthly payments of $8,000, or $96,000 per year.  The Company expects to continue to lease these facilities for the upcoming year, as well as the foreseeable future.

NOTE 24 - FINANCIAL INSTRUMENTS

As of March 31, 2010 and 2009 cash and cash equivalents included deposits in Kazakhstan banks in the amount $3,721,701 and $2,606,004, respectively and deposits in U.S. banks in the amount of $2,718,693 and $4,149,541, respectively. Kazakhstan banks are not covered by FDIC insurance, nor does the Republic of Kazakhstan have an insurance program similar to FDIC. Therefore, the full amount of our deposits in Kazakhstan banks was uninsured as of March 31, 2010 and 2009. The Company’s deposits in U.S. banks are also in non-FDIC insured accounts which means they too are not insured to the $250,000 FDIC insurance limit. To mitigate this risk, the Company has placed all of its U.S. deposits in a money market account that invests in U.S. government backed securities. As of March 31, 2010 and 2009 the Company made advance payments to Kazakhstan companies and government bodies in the amount $7,219,431 and $5,432,972, respectively. As of March 31, 2010 and 2009 restricted cash reflected in the long-term assets consisted of $770,553 and $588,217, respectively, deposited in a Kazakhstan bank and restricted to meet possible environmental obligations according to the regulations of Kazakhstan. Furthermore, the primary asset of the Company is Emir Oil LLP; an entity formed under the laws of the Republic Kazakhstan.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25 - QUARTERLY FINANCIAL DATA (unaudited)

Quarterly financial information is presented in the following summary:

	Fiscal year ended March 31, 2010
	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010

Revenues	$ 11,766,806	$ 16,074,217	$ 13,894,712	$ 15,538,791
Income from operations	192,432	4,026,811	887,650	2,781,406
Net income	30,782	4,040,009	607,081	4,315,601
Basic net income per share	-	0.08	0.01	0.09
Diluted net income per share	$ -	$ 0.08	$ 0.01	$ 0.09

	Year ended March 31, 2009
	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009

Revenues	$ 34,827,224	$ 22,758,160	$ 4,883,790	$ 7,147,701
Income/(loss) from operations	11,575,417	9,636,121	(8,382,895)	(1,233,061)
Net income/(loss)	13,321,323	9,830,026	(8,292,982)	2,299,191
Basic net income/(loss) per share	0.30	0.21	(0.18)	0.04
Diluted net income/(loss) per share	$ 0.30	$ 0.21	$ (0.18)	$ 0.04

	Fiscal year ended March 31, 2008
	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008

Revenues	$ 11,580,958	$ 12,764,397	$ 16,832,612	$ 19,018,659
Income from operations	5,899,591	6,606,045	9,456,235	8,058,216
Net income	5,409,688	7,480,413	9,856,062	8,564,401
Basic net income per share	0.12	0.17	0.22	0.19
Diluted net income per share	$ 0.12	$ 0.17	$ 0.22	$ 0.19

BMB MUNAI, INC.

SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION DEVELOPMENT AND PRODUCTION ACTIVITIES (unaudited)

This footnote provides unaudited information required by FASC № 932-325-55, “Disclosures about Oil and Natural Gas Producing Activities.” The Company’s oil and natural gas properties are located in the Republic of Kazakhstan, which constitutes one cost centre.

Capitalized Costs - Capitalized costs and accumulated depletion, depreciation and amortization relating to oil and natural gas producing activities, all of which are conducted in the Republic of Kazakhstan, are summarized below:

	March 31, 2010	March 31, 2009

Developed oil and natural gas properties	$ 246,979,803	$ 221,374,856
Unevaluated oil and natural gas properties	25,924,087	40,580,015
Accumulated depletion, depreciation and amortization	(34,302,048)	(23,226,458)
Net capitalized cost	$ 238,601,842	$ 238,728,413

Costs Incurred - Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:

	For the year ended March 31, 2010	For the year ended March 31, 2009	For the year ended March 31, 2008

Acquisition costs:
Unproved properties	$ -	$ -	$ -
Proved properties	-	-	-
Exploration costs	-	2,275,021	3,024,386
Development costs	10,949,019	63,727,311	83,950,096
Subtotal	10,949,019	66,002,332	86,974,482
Asset retirement costs	-	86,438	1,300,576
Total costs incurred	$ 10,949,019	$ 66,088,770	$ 88,275,058

Results of Operations – Results of operations for the Company’s oil and natural gas producing activities are summarized below:

	For the year ended March 31, 2010	For the year ended March 31, 2009	For the year ended March 31, 2008

Oil and natural gas revenues	$ 57,274,526	$ 69,616,875	$ 60,196,626

Operating expenses:
Rent export tax	10,032,857	467,359	-
Export duty	-	6,783,278	-
Oil and natural gas operating expenses and ad valorem taxes	8,568,453	7,530,653	5,515,403
Accretion expense	448,351	449,025	254,572
Depletion expense	11,075,590	10,403,328	9,419,655
Results of operations from oil and gas producing activities	$ 27,149,275	$ 43,983,232	$ 45,006,996

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

The Company’s net ownership in estimated quantities of proved oil reserves, and changes in net proved reserves, all of which are located in the Republic of Kazakhstan, is summarized below:

	Oil, Condensate and Natural Gas Liquids (Bbls)
	For the year ended March 31, 2010	For the year ended March 31, 2009	For the year ended March 31, 2008
Proved developed and undeveloped reserves
Beginning of the year	$ 23,641,000	$ 20,911,000	$ 15,280,000
Revisions of previous estimates	101,221	(3,505,105)	(2,964,177)
Purchase of oil and gas properties	-	-	-
Extensions and discoveries	-	7,316,000(1)	9,503,000(2)
Sales of properties	-	-	-
Production	(1,016,221)	(1,080,895)	(907,823)

End of year	22,726,000	23,641,000	20,911,000
Proved developed reserves at year end	$ 20,155,000	$ 21,070,000	$ 10,784,000

(1)
During the year ended March 31, 2009 four wells were drilled (gross and net) on the Kariman structure, one well (gross and net) on the Dolinnoe structure, one well (gross and net) on the Aksaz structure and one well (gross and net) on the Emir structure. These additions to the Kariman, Dolinnoe, Aksaz and Emir structures during the year ended March 31, 2009 resulted in an increase in estimated proved developed reserves of approximately 7.3 million BOE. These were the only extensions and discoveries made during the year ended March 31, 2009.

BMB MUNAI, INC.

SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION DEVELOPMENT AND PRODUCTION ACTIVITIES (unaudited)

(2)
During the year ended March 31, 2008 four wells were drilled (gross and net) on the Kariman structure, one well (gross and net) on the Dolinnoe structure and one well (gross and net) on the Aksaz structure. These additions to the Kariman, Dolinnoe and Aksaz structures during the year ended March 31, 2008 resulted in an increase in our estimated proved developed reserves of approximately 4.5 million BOE and an increase in proved undeveloped reserves of approximately 4.9 million BOE. These were the only extensions and discoveries made during the year ended March 31, 2008.

(3)
During the year ended March 31, 2007 we drilled one well was drilled (gross and net) on the Kariman structure. The addition of the Kariman structure during the year ended March 31, 2007 resulted in an increase in estimated proved developed reserves of approximately 2.7 million BOE (barrels of oil equivalent) and no increase in proved undeveloped reserves. These were the only extensions or discoveries made during the year ended March 31, 2007.

Standardized Measure – The Standardized Measure of Discounted Future Net Cash Flows relating to the Company’s ownership interests in proved oil reserves for the year ended March 31, 2010, 2009 and 2008 is shown below:

	For the year ended March 31, 2010	For the year ended March 31, 2009	For the year ended March 31, 2008

Future cash inflows	$ 931,885,000	$ 652,739,000	$ 1,107,109,000
Future oil and natural gas operating expenses	157,667,000	144,661,000	83,380,000
Future development costs	30,890,000	33,403,000	89,350,000
Future income tax expense	279,763,000	41,520,000	249,884,000
Future net cash flows	463,565,000	433,155,000	684,495,000
10% discount factor	195,243,000	179,803,000	331,516,000
Standardized measure of discounted future net cash flows	$ 268,322,000	$ 253,352,000	$ 352,979,000

The Company’s standardized measure of discounted future net cash flows relating to proved oil reserves was prepared in accordance with the provisions of FASC № 932-325-55. Future cash inflows are computed by applying year end prices of oil and natural gas to year end quantities of proved oil and natural gas reserves. During the fiscal years ended March 31, 2010, 2009 and 2008 revenue from export sales accounted for 95%, 81% and 91%, respectively, of total revenue. To take into account the price differential for oil and natural gas exported versus sold domestically, the Company applies year end prices for export sales to 90% of the quantity of proved oil and natural gas reserves and the year end prices for domestic sales to 10% of the quantity of proved oil and natural gas reserves. Future oil and natural gas production and development costs are computed by estimating the expenditures to be incurred in producing and developing the proved oil and natural gas reserves at year end, based on year end costs and assuming continuation of existing economic condition.

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

Changes in Standardized Measure – Changes in Standardized Measure of Discounted Future Net Cash Flows relating to proved oil reserves are summarized below:

	For the year ended March 31, 2010	For the year ended March 31, 2009	For the year ended March 31, 2008

Changes due to current year operations:
Sales of oil and natural gas, net of oil and natural gas operating expenses	$ (38,673,216)	$ (54,835,585)	$ (54,681,223)
Sales of oil and natural gas properties	-	-	-
Purchase of oil and gas properties	-	-	-
Extensions and discoveries	-	85,153,000	189,557,166
Net change in sales and transfer prices, net of production costs	163,113,547	(305,001,925)	154,594,264
Changes due to revisions of standardized variables	-	-	-
Prices and operating expenses	-	-	-
Revisions to previous quantity estimates	1,776,460	(21,739,505)	(77,465,492)
Estimated future development costs	1,426,515	30,020,093	(34,976,338)
Income taxes	(123,077,000)	104,421,000	(26,797,000)
Accretion of discount	25,335,200	35,297,900	17,126,500
Production rates (timing)	10,405,096	64,073,697	(26,973,812)
Other	(25,336,602)	(37,015,675)	41,329,935
Net Change	14,970,000	(99,627,000)	181,714,000
Beginning of year	253,352,000	352,979,000	171,265,000
End of year	$ 268,322,000	$ 253,352,000	$ 352,979,000

Sales of oil and natural gas, net of oil and natural gas operating expenses are based on historical pre-tax results. Sales of oil and natural gas properties, extensions and discoveries, purchases of minerals in place and the changes due to revisions in standardized variables are reported on a pre-tax discounted basis, while the accretion of discount is presented on an after tax basis.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

12.1	Computation of Earnings to Fixed Charges
21.1	Subsidiaries
23.1	Consent of Chapman Petroleum Engineering Ltd., Independent Petroleum Engineers
23.2	Consent of Hansen, Barnett & Maxwell, P.C., Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Chapman Petroleum Engineering Ltd. Letter on its estimation of proved oil and gas reserves at March 31, 2010