Form 10-Q
period 2010-06-30
BMB MUNAI INC
filed 2010-08-13
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

As of August 13, 2010, the registrant had 51,840,015 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1 - Unaudited Consolidated Financial Statements
BMB MUNAI, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Notes	June 30, 2010 (unaudited)		March 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$10,214,824		$6,440,394
Trade accounts receivable		4,531,629		6,423,402
Prepaid expenses and other assets, net	4	4,108,360		4,083,917

Total current assets		18,854,813		16,947,713

LONG TERM ASSETS
Oil and gas properties, full cost method, net	5	241,736,128		238,601,842
Gas utilization facility, net	6	13,343,576		13,569,738
Inventories for oil and gas projects	7	13,845,948		13,717,847
Prepayments for materials used in oil and gas projects		98,813		141,312
Other fixed assets, net		3,667,666		3,815,422
Long term VAT recoverable	8	3,460,543		3,113,939
Convertible notes issue cost		1,070,467		1,201,652
Restricted cash	9	768,724		770,553

Total long term assets		277,991,865		274,932,305

TOTAL ASSETS		$296,846,678	$	$ 291,880,018

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$6,945,846		$3,948,851
Accrued coupon payment	10	1,391,667		641,667
Taxes payable, accrued liabilities and other payables		4,455,616		4,802,361

Total current liabilities		12,793,129		9,392,879

LONG TERM LIABILITIES
Convertible notes issued, net	10	62,399,684		62,178,119
Liquidation fund	11	4,831,533		4,712,345
Deferred taxes	16	4,964,382		4,964,382
Capital lease liability	12	310,315		369,801

Total long term liabilities		72,505,914		72,224,647

COMMITMENTS AND CONTINGENCIES	19	-		-

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares
issued or outstanding	13	-		-
Common stock - $0.001 par value; 500,000,000 shares authorized, 51,840,015 and
51,865,015 shares outstanding, respectively	13	51,840		51,865
Additional paid in capital	13	161,067,269		160,653,969
Retained earnings		50,428,526		49,556,658

Total shareholders’ equity		211,547,635		210,262,492

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$296,846,678		$291,880,018

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		Three months ended June 30,
	Notes	2010 (unaudited)	2009 (unaudited)

REVENUES	14	$12,787,846	$11,766,806

COSTS AND OPERATING EXPENSES
Rent export tax		2,721,749	1,533,437
Oil and gas operating		2,341,837	1,559,000
General and administrative		3,165,111	4,851,766
Depletion		2,343,338	2,243,304
Interest expense		1,102,750	1,148,047
Amortization and depreciation		150,559	130,973
Accretion expense		119,188	107,847
Total costs and operating expenses		11,944,532	11,574,374

INCOME FROM OPERATIONS		843,314	192,432

OTHER INCOME / (EXPENSE)
Foreign exchange loss, net		(96,404)	(82,321)
Interest income		101,464	33,160
Other income/(expense), net		23,494	(112,489)
Total other income/(expense)		28,554	(161,650)

INCOME BEFORE INCOME TAXES		871,868	30,782

INCOME TAX EXPENSE	16	-	-

NET INCOME		$871,868	$30,782

BASIC NET INCOME PER COMMON SHARE	17	$0.02	$0.00
DILUTED NET INCOME PER COMMON SHARE	17	$0.02	$0.00

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three months ended June 30,
	Notes	2010 (unaudited)	2009 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$871,868	$30,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion	5	2,343,338	2,243,304
Depreciation and amortization		376,721	130,973
Interest expense		1,122,594	1,148,047
Accretion expense	11	119,188	107,847
Stock based compensation expense	13	413,275	2,401,576
Stock issued for services		-	31,832
Loss on disposal of fixed assets		7,180	- -
Changes in operating assets and liabilities:
Decrease/(increase) in trade accounts receivable		1,891,773	(2,971,473)
(Increase)/decrease in prepaid expenses and other assets		(66,859)	2,056,186
Increase in VAT recoverable		(346,604)	(785,829)
Increase in current liabilities		2,650,250	1,214,924

Net cash provided by operating activities		9,382,724	5,608,169

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of oil and gas properties	5	(4,736,469)	(5,813,067)
Purchase of other fixed assets		(118,593)	(117,180)
Increase in inventories and prepayments for materials used in oil and gas projects		(718,147)	- -
Increase/(decrease) in restricted cash		1,829	(3,872)

Net cash used in investing activities		(5,571,380)	(5,934,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligation		(39,614)	-

Net cash used in financing activities		(39,614)	-

NET CHANGE IN CASH AND CASH EQUIVALENTS		3,774,430	(325,950)
CASH AND CASH EQUIVALENTS at beginning of period		6,440,394	6,755,545
CASH AND CASH EQUIVALENTS at end of period		$10,214,824	$6,429,595

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(CONTINUED)

		Three months ended June 30,
	Notes	2010 (unaudited)	2009 (unaudited)

Non-Cash Investing and Financing Activities
Transfer of inventory and prepayments for materials used in oil and gas projects to oil and gas properties	5	$632,545	$240,385
Depreciation on other fixed assets capitalized as oil and gas properties		108,610	-
Transfers from oil and gas properties, construction in progress and other fixed assets to gas utilization facility		-	99,107
Issuance of common stock for the settlement of liabilities	18	$-	$5,973,185

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 - DESCRIPTION OF BUSINESS

The corporation known as BMB Munai, Inc. (“BMB Munai” or the “Company”), a Nevada corporation, was originally incorporated in Utah in July 1981. On February 7, 1994, the corporation changed its name to InterUnion Financial Corporation (“InterUnion”) and its domicile to Delaware. BMB Holding, Inc. (“BMB Holding”) was incorporated on May 6, 2003 for the purpose of acquiring and developing oil and gas fields in the Republic of Kazakhstan. On November 26, 2003, InterUnion executed an Agreement and Plan of Merger (the “Agreement”) with BMB Holding. As a result of the merger, the shareholders of BMB Holding obtained control of the corporation. BMB Holding was treated as the acquiror for accounting purposes. A new board of directors was elected that was comprised primarily of the former directors of BMB Holding and the name of the corporation was changed to BMB Munai, Inc. BMB Munai changed its domicile from Delaware to Nevada on December 21, 2004.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Business condition

As further discussed in detail in Note 10, in July 2007 the Company issued 5.0% Convertible Senior Notes due 2012 in the amount of $60,000,000.  Among other terms of the Notes, the Noteholders had the right to require the Company redeem all or a portion of the notes on three separate dates, including July 13, 2010.  The first two dates passed without the redemption right being exercised.  The Company and the Noteholders are in the process of negotiating a restructuring of the Notes and on June 7, 2010 entered into Supplemental Indenture No. 1 dated June 1, 2010 that granted a fourth put date that commenced June 13, 2010 and expires September 13, 2010.  The intent of the fourth put date is to allow time to work out a debt restructuring agreeable to all parties.

BMB MUNAI, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Basis of consolidation

The Company’s unaudited consolidated financial statements present the consolidated results of BMB Munai, Inc., and its wholly owned subsidiary, Emir Oil LLP (hereinafter collectively referred to as the “Company”). All significant inter-company balances and transactions have been eliminated from the Unaudited Consolidated Financial Statements.

Reclassifications

Certain reclassifications have been made in the financial statements for the three months ended June 30, 2009 to conform to the June 30, 2010 presentation. The reclassifications had no effect on net income.

Use of estimates

The preparation of Unaudited Consolidated Financial Statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the Unaudited Consolidated Financial Statements and revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates and affect the results reported in these Unaudited Consolidated Financial Statements.

BMB MUNAI, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Major Customers

During the three months ended June 30, 2010 and 2009, sales to one customer represented 98% and 100% of total sales, respectively.  At June 30, 2010 and 2009, this customer made up 95% and 100% of accounts receivable, respectively. While the loss of this foregoing customer could have a material adverse effect on the Company in the short-term, the loss of this customer should not materially adversely affect the Company in the long-term because of the available market for the Company’s crude oil and natural gas production from other purchasers.

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
JUNE 30, 2010

The Company has a stock option plan as described in Note 13. Compensation expense for options and stock granted to employees is determined based on their fair values at the time of grant, the cost of which is recognized in the Consolidated Statements of Operations over the vesting periods of the respective options.

Share-based compensation incurred for the three months ended June 30, 2010 and 2009 was $413,275 and $2,401,576, respectively.

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

In July 2010 the Government of the Republic of Kazakhstan issued a resolution which reenacted export duty for several products (including crude oil). The Company will become subject to the export duty beginning in August 2010. The export duty will be calculated based on a fixed rate of $2.60 per barrel exported. The export duty fees will be expensed as incurred and will be classified as costs and operating expenses.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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
JUNE 30, 2010

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

The Company periodically assesses its inventories for obsolete or slow moving stock and records an appropriate provision, if there is any. The Company has assessed inventory at June 30, 2010 and no provision for obsolete inventory has been provided.

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
JUNE 30, 2010

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Other fixed assets of the Company are evaluated annually for impairment. If the sum of expected undiscounted cash flows is less than net book value, unamortized costs of other fixed assets will be reduced to a fair value. Based on the Company’s analysis at June 30, 2010, no impairment of other assets is necessary.

Gas Utilization Facility

The gas utilization facility (the “GUF”) is valued at historical cost less accumulated depreciation. Historical cost includes all direct costs associated with the acquisition and construction of the GUF.

BMB MUNAI, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Depreciation of the GUF is calculated using the straight-line method based upon an estimated useful life of 10 years and is charged to operating expenses. Maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized as part of the GUF and depreciated over the useful life of the GUF.

The GUF will be evaluated annually for impairment. If the sum of expected undiscounted cash flows is less than net book value, unamortized costs of the GUF will be reduced to fair value. At June 30, 2010, no impairment of the GUF was considered necessary.

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

New accounting policies

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-03 (“ASU 2010-03”) to align the oil and natural gas reserve estimation and disclosure requirements of ASC Topic 932, Extractive Industries — Oil and Gas, with the requirements in the Securities and Exchange Commission’s final rule, Modernization of the Oil and Gas Reporting Requirements, which was issued on December 31, 2008 and was effective for the year ended March 31, 2010. Modernization of the Oil and Gas Reporting Requirements was designed to modernize and update the oil and gas disclosure requirements to align with current practices and changes in technology. The Company implemented ASU 2010-03 prospectively as a change in accounting principle inseparable from a change in accounting estimate at March 31, 2010.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires additional disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in ASC Topic 820, Fair Value Measurements and Disclosures. The Company implemented the new disclosures and clarifications of existing disclosure requirements under ASU 2010-06 effective with the first quarter of 2011, except for certain disclosure requirements regarding activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010. The implementation of ASU 2010-06 had no impact on the Company’s financial position or results of operations.

NOTE 3 - CASH AND CASH EQUIVALENTS

As of June 30, 2010 and March 31, 2010, cash and cash equivalents included:

	June 30, 2010	March 31, 2010

US Dollars	$9,524,459	$5,264,496
Foreign currency	690,365	1,175,898
	$10,214,824	$6,440,394

As of June 30, 2010 and March 31, 2010, cash and cash equivalents included $1,321,807 and $1,321,774 placed in money market funds having 30 day simple yields of 0.01%.

NOTE 4 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of June 30, 2010 and March 31, 2010, were as follows:

	June 30, 2010	March 31, 2010

Advances for services	$2,442,874	$2,593,527
Taxes prepaid	1,002,719	920,066
Other	662,767	570,324
	$4,108,360	$4,083,917

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 5 - OIL AND GAS PROPERTIES

Oil and gas properties using the full cost method as of June 30, 2010 and March 31, 2010, were as follows:

	June 30, 2010	March 31, 2010

Cost of drilling wells	$98,303,335	$96,562,442
Professional services received in exploration and development activities	64,796,523	62,967,506
Material and fuel used in exploration and development activities	53,391,462	52,221,735
Subsoil use rights	20,788,119	20,788,119
Geological and geophysical	8,011,186	7,883,856
Deferred tax	7,219,219	7,219,219
Capitalized interest, accreted discount and amortised bond issue costs on convertible notes issued	6,633,181	6,633,181
Infrastructure development costs	1,455,422	1,429,526
Other capitalized costs	17,783,067	17,198,306
Accumulated depletion	(36,645,386)	(34,302,048)
	$241,736,128	$238,601,842

The purchase of Emir Oil LLP was accounted for as a non-taxable business combination. Since goodwill was not recognized in this stock-based subsidiary acquisition involving oil and gas properties, recognition of a deferred tax liability related to the acquisition increases the financial reporting basis of the oil and gas properties.

NOTE 6 – GAS UTILIZATION FACILITY

The Company has entered into an Agreement on Joint Business (the “Agreement”) with Ecotechnic Chemicals AG incorporated in Switzerland, for construction of  the GUF to utilize the associated gas from the Company’s fields.

The GUF was completed on January 1, 2009. All costs associated with the completion of the GUF, which includes amounts previously classified as construction in progress, have been reported as the Gas Utilization Facility on the balance sheet.

During the year ended March 31, 2010, the Company made payment to Ecotechnic Chemicals AG in the amount of $75,000 and contributed property totalling $24,107 to the completion of the Facility.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Beginning on May 1, 2010, the Company entered into an agreement with LLP Aktau Gas Processing Factory to sell gas. Gas sales are currently realized at price $40 per thousand of cubic meters or $6.79 per BOE. As per agreement the Company is obliged to pay $33,000 per month for technical support and maintenance of the GUF.  This agreement to sell gas is valid through December 31, 2010.

Based on the selling agreement mentioned above, the Company officially placed the GUF into service on May 1, 2010 and will depreciate the GUF over an estimated useful life of 10 years.  During the three months ended June 30, 2010, depreciation expense for the GUF of $226,162 was recognized as part of oil and gas operating expenses.

NOTE 7 – INVENTORIES FOR OIL AND GAS PROJECTS

As of June 30, 2010 and March 31, 2010 inventories included:

	June 30, 2010	March 31, 2010

Construction material	$12,863,904	$12,756,417
Spare parts	96,051	87,722
Crude oil produced	2,009	2,895
Other	883,984	870,813
	$13,845,948	$13,717,847

NOTE 8 - LONG TERM VAT RECOVERABLE

As of June 30, 2010 and March 31, 2010, the Company had long term VAT recoverable in the amount of $3,460,543 and $3,113,939, respectively. The VAT recoverable is a Tenge denominated asset due from the Republic of Kazakhstan. The VAT recoverable consists of VAT paid on local expenditures and imported goods. VAT charged to the Company is recoverable in future periods as either cash refunds or offsets against the Company’s fiscal obligations, including future income tax liabilities. Management cannot estimate which part of this asset will be realized in the current year because, in order to return funds or offset this tax with other taxes, a tax examination must be performed by local Kazakhstan tax authorities. During the three months ended June 30, 2010, the Company received refunds of VAT in the amount of $378,841.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 9 - RESTRICTED CASH

Under the laws of the Republic of Kazakhstan, the Company is obligated to set aside funds for required environmental remediation. As of June 30 and March 31, 2010 the Company had restricted $768,724 and $770,553, respectively, for this purpose.

NOTE 10 - CONVERTIBLE NOTES PAYABLE

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

The Notes are callable after three years at a price equal to 104% of the principal amount thereof plus any accrued and unpaid interest to the date fixed for redemption, subject to the share price trading at least 30% above the conversion price. Under the initial terms of the Notes, the Holders of the Notes had the right to require the Company to redeem all or a portion of their Notes on July 13, 2010 at a price equal to 104% of the principal amount thereof plus any accrued and unpaid interest to the date fixed for redemption. As discussed in greater detail in Note 2 above under “Business condition”, in connection with negotiations to restructure the Notes, the Company entered into a Supplemental Indenture with the Holders of the Notes granting the Holders of the Notes an additional put date that commenced on June 13, 2010 and that expires on September 13, 2010. Unless previously redeemed, converted or purchased and cancelled, the Notes will be redeemed by the Company at a price equal to 107.2% of the principal amount thereof on July 13, 2012. The Notes constitute direct, unsubordinated and unsecured, interest bearing obligations of the Company.

The net proceeds from the issuance of the Notes have been used for further exploration of the Company’s oil and gas drilling and production activities in western Kazakhstan.

BMB MUNAI, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

•	under the Securities Act or any successor provision thereto are met as of such date; or

•	have been publicly sold pursuant to Rule 144 under the Securities Act or any successor provision thereto.

On October 19, 2007 the Company filed with the U.S. Securities and Exchange Commission (“SEC”) a registration statement on Form S-3, as amended on October 25, 2007 and January 23, 2008, (the “Shelf Registration Statement”) registering the Covered Securities for resale. The Shelf Registration Statement was declared effective by the SEC on January 25, 2008.

As of June 30, 2010 and March 31, 2010, the convertible notes payable amount is presented as follows:

	June 30, 2010	March 31, 2010

Convertible notes redemption value	$64,323,785	$64,323,785
Unamortized discount	(1,924,101)	(2,145,666)
	$62,399,684	$62,178,119

As of June 30, 2010 and March 31, 2010, the Company has accrued interest of $1,391,667 and $641,667, respectively, relating to the convertible notes outstanding. The Company has also amortized the discount on the convertible notes (difference between the redemption amount and the carrying amount as of the date of issue) in the amount of $2,399,684 and $2,178,119 as of June 30, 2010 and March 31, 2010, respectively. The carrying value of convertible notes will be accreted to the redemption value of $64,323,785. During the three months ended June 30, 2010 and March 31, 2010 the Company recorded interest expense in the amount of $1,102,750 and $1,148,047, respectively.

BMB MUNAI, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 11 - LIQUIDATION FUND

A reconciliation on the Liquidation Fund (Asset Retirement Obligation) at June 30, 2010 and March 31, 2010 is as follows:

Total

At March 31, 2010	$4,712,345

Accrual of liability	-
Accretion expenses	119,188

At June 30, 2010	$4,831,533

Management believes that the liquidation fund should be accrued for future abandonment costs of 24 wells located in the Dolinnoe, Aksaz, Emir and Kariman oil fields. Management believes that these obligations are likely to be settled at the end of the production phase at these oil fields.

At June 30, 2010, undiscounted expected future cash flows that will be required to satisfy the Company’s obligation by 2013 for the Dolinnoe, Aksaz, Emir and Kariman fields, respectively, are $6,204,545. After application of a 10% discount rate, the present value of the Company’s liability at June 30, 2010 and March 31, 2010 was $4,831,533 and $4,712,345, respectively.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 12 – CAPITAL LEASE

In December 2009 the Company entered into a capital lease agreement with a vehicle leasing company for the lease of oil trucks in the amount of $554,820. The Company did not put the oil trucks into operations as oil tanks have not been received yet. Accordingly, depreciation expense has not been recognized as the Company has not placed the oil trucks into service.

The capital lease payment schedule is as following:

Year ended June 30,	Total Minimum Payments

2011	$187,747
2012	240,149
2013	70,167

Net minimum lease payments	498,063
Less: Amount representing interest	(117,167)
Present value of net minimum lease payments	$380,896

The current portion of the capital lease liability in the amount of $187,747 is recognized as part of accounts payable as of June 30, 2010. The non-current portion of the capital lease liability as of June 30, 2010 totals to $310,315.

NOTE 13 - SHARE AND ADDITIONAL PAID IN CAPITAL

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
JUNE 30, 2010

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

One of the employees left the Company on June 30, 2010. According to the vesting terms, his restricted stock grants have been forfeited back to the Company and non-cash compensation expense of $14,225 related to those restricted stock grants was reversed during three months period ended June 30, 2010.

Non-cash compensation expense in the amount of $413,275, which is net of the expense reversal discussed above, was recognized in the Consolidated Statement of Operations and Consolidated Balance Sheet for the three months ended June 30, 2010.

As of June 30, 2010, there was $840,750 of total unrecognized non-cash compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.5 years.

Stock Options

Stock options outstanding and exercisable as of June 30, 2010, were as follows:

	Number of Shares	Weighted Average Exercise Price

As of March 31, 2010	920,783	$ 5.04

Granted	-	-
Exercised	-	-
Expired	-	-
As of June 30, 2010	920,783	$ 5.04

BMB MUNAI, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Additional information regarding outstanding options as of June 30, 2010, is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Options	Weighted Average Exercise Price

$4.75 - $ 7.40	920,783	$ 5.04	5.00	920,783	$ 5.04

NOTE 14 – REVENUES

The Company exports oil for sale to the world markets via the Aktau sea port. Sales prices at the port locations are based on the average quoted Brent crude oil price from Platt’s Crude Oil Marketwire for the three days following the bill of lading date less discount for transportation expenses, freight charges and other expenses borne by the customer.

The Company recognized revenue from sales as follows:

	Three months ended
	June 30, 2010	June 30, 2009

Export oil sales	$12,542,053	$11,766,806
Domestic oil sales	-	-
Domestic gas sales	245,793	-
	$12,787,846	$11,766,806

NOTE 15 – EXPORT DUTY

On April 18, 2008 the Government introduced an export duty on several products (including crude oil.) The Company became subject to the duty beginning in June 2008. The formula for determining the amount of the crude oil export duty was based on a sliding scale that is tied to several factors, including the world market price for oil. As discussed in Note 2, in December 2008 the Government issued a resolution that cancelled the export duty effective January 26, 2009 for companies operating under the new tax code.

BMB MUNAI, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

In July 2010 the Government issued a resolution which reenacted the export duty for several products (including crude oil.) The Company will become subject to the export duty beginning in August 2010. The export duty will be calculated based on fixed rate of $2.60 per barrel exported. The export duty fees will be expensed as incurred and will be classified as costs and operating expenses.

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

No provision for income taxes has been recorded by the Company for the three months ended June 30, 2010.

BMB MUNAI, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

NOTE 17 - EARNINGS PER SHARE INFORMATION

The calculation of the basic and diluted earnings per share is based on the following data:

	Three months ended
	June 30, 2010	June 30, 2009

Net income	$871,868	$30,782

Basic weighted-average common shares outstanding	51,865,015	47,509,699

Effect of dilutive securities
Warrants	-	-
Stock options	-	-
Unvested share grants	-	-

Dilutive weighted average common shares outstanding	51,865,015	47,509,699

Basic income per common share	$0.02	$0.00

Diluted income per common share	$0.02	$0.00

The Company has adopted guidance from FASC Topic 260, relating to determining whether instruments granted in share-based payment transactions are participating securities, on April 1, 2009. Accordingly the Company included certain unvested share grants defined as “participating” in the basic weighted average common shares outstanding for the three months ended June 30, 2010 and 2009, respectively. Prior period comparative data has been retrospectively presented to reflect the adoption of this standard.

The diluted weighted average common shares outstanding for the three months ended June 30, 2010 and 2009 does not include the effect of potential conversion of certain warrants and stock options as their effects are anti-dilutive.

BMB MUNAI, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

The dilutive weighted average common shares outstanding for the three months ended June 30, 2010 and 2009, respectively, does not include the effect of the potential conversion of the Notes because the average market share price for three months ended June 30, 2010 was lower than potential conversion price of the convertible notes for this period.

NOTE 18 - RELATED PARTY TRANSACTIONS

The Company leases ground fuel tanks and other oil fuel storage facilities and warehouses from Term Oil LLC. The lease expenses for the three months ended June 30, 2010 and 2009, totaled to $24,413 and $23,935, respectively. Also the Company made advance payments to Term Oil LLC for leased facilities and fuel tanks in the amount of $76,605 and $143,509 as of June 30, 2010 and June 30, 2009, respectively. A Company shareholder is an owner of Term Oil LLC.

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
JUNE 30, 2010

NOTE 19 - COMMITMENTS AND CONTINGENCIES

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

Capital Commitments

To retain its rights under the contract, the Company must spend $27.3 million between January 10, 2011 and January 9, 2012 and $14.9 million between January 10, 2012 and January 9, 2013.

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

During the first quarter of 2010, the Company made payment in the amount of $100,000 to social projects of the Mangistau Oblast for 2010.

Capital Lease Agreement

In December 2009 the Company entered into a capital lease agreement with an oil tanks leasing company for the lease of oil tanks in the amount of $493,000. The agreement is effective upon receiving oil tanks by the Company. As of June 30, 2010 the Company had not received the oil tanks. The Company expects to receive the oil tanks in August 2010, at which time the capital lease will be recorded. The agreement calls for average monthly payments of $12,056 during the first year and average monthly payments of $15,010 during the second and third year.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Under the agreements, salary is reviewable no less frequently than annually and may be adjusted up or down by the compensation committee in its sole discretion, but may not be adjusted below the initial annual salary amount listed in the agreement.  The agreements provide that each of the officers is entitled to participate in such pension, profit sharing, bonus, life insurance, hospitalization, major medical and other employee benefit plans of the Company that may be in effect from time to time, to the extent the individual is eligible under the terms of those plans.  The agreements provide that each officer is eligible at the discretion of the compensation committee and the board of directors to receive performance bonuses.  Each officer is entitled to 28 days annual vacation in accordance with the vacation policies of the Company, as well as paid holidays and other paid leave set forth in the Company’s policies.  There is no accrual of vacation days and holidays.

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

BMB MUNAI, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Each of the employment agreements, provides that an “extraordinary event” is defined as any consolidation or merger of the Company or any of its subsidiaries with another person, or any acquisition of the Company or any of its subsidiaries by any person or group of persons, acting in concert, equal to fifty percent (50%) or more of the outstanding stock of the Company or any of its subsidiaries, or the sale of forty percent (40%) or more of the assets of the Company or any of its subsidiaries, or if one or more persons, acting alone or as a group, acquires fifty percent (50%) or more of the total voting power of the Company. In addition to these provisions, the employment agreement of Mr. Tashtitov provides that the following events also constitute an extraordinary event: i) that a disposition by the Chairman of the Company’s board of directors of by the General Director of the Company’s subsidiary, of seventy five (75%) or more of the shares either individual currently owns, including stock attributed to either of them by Internal Revenue Code Section318; or ii) should the Company terminate the registration of any of its securities under Section 12 of the Exchange Act of 1934, voluntarily ceases, or shall terminate its obligation to file reports with United States Securities Commission pursuant to Section 13 of the Exchange Act of 1934.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

BMB MUNAI, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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
JUNE 30, 2010

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

BMB MUNAI, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

In November 2009, all defendants sought leave to file a Motion for Summary Judgment seeking judgment in favor of defendants on all claims.  On June 29, 2010, the Court issued its Opinion and Order, granting in part and denying in part defendants’ summary judgment motion.  The Court dismissed the breach of contract and breach of fiduciary duty claims in their entirety.  The Court allowed the unfair competition and unjust enrichment claim to proceed to trial based on theories of misappropriation of or unjust enrichment from taking the “product of a plaintiff’s investment of labor, skill and expenditures with respect to a business plan, system, or venture, even absent a showing of ‘novelty.’”  The Court held that as a matter of law, the ideas and information Plaintiffs claimed to have provided defendants were not novel.  The Court also denied summary judgment on the tortious interference claim finding that “There exists a material issue of fact whether Defendants’ intentional conduct caused Tolmakov to abandon the Emir contract and, if so, whether Plaintiffs suffered damages as a result of such conduct.”

A jury trial has been set for ten days beginning October 5, 2010, in the United States District Court for the Southern District of New York.

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

BMB MUNAI, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

3D Seismic Survey Agreement

On March 31, 2010 the Company entered into an agreement for the conduction of 3D seismic survey with Geo Seismic Service LLP (“Geo Seismic”). Mr. Toleush Tolmakov, the General Director of Emir and a holder of more than 10% of the outstanding common stock of the Company, is a 30% owner of Geo Seismic.

The agreement provides that Geo Seismic will carry out 3D field seismic exploration activities of the Begesh, Aday, North Aday and West Aksaz structures, an area of approximately 96 square kilometers within the Company’s Northwest Block.  In exchange for these services, Emir will pay Geo Seismic 570,000,000 Kazakh tenge ($3,800,000).  In lieu of payment in Kazakh tenge, Emir, at its sole election, may deliver restricted shares of BMB common stock at the agreed value of the higher of: (i) the average closing price of BMB Munai, Inc. common shares over the five days prior to final acceptance by Emir of the 3D seismic work; or (ii) $2.00 per share.  The maximum number of shares which may be delivered as payment in full shall not exceed 1,900,000 restricted common shares. The 3D seismic study was completed in July, 2010. Geo Seismic has not yet requested payment, but the Company anticipates such request will be forthcoming.  Emir intends to settle this obligation through the issuance of 1,900,000 Company common shares, which the Company anticipates will occur during the upcoming fiscal quarter.

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

BMB MUNAI, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

The number of shares to be issued to the Consultant shall be the Acquisition Value divided by the higher of $6.50 or the average closing price of the Company’s trading shares for the five trading days prior to the issuance of the reserve/resource report, provided that in no event shall the total number of shares issuable to the Consultant exceed more than a total of 4,000,000 shares. With the completion of the 3D seismic study the resources associated with the territory extension have now been determined and we anticipate compensation due to the consultant will be approximately 4,000,000 shares.  To date, the Consultant has not requested payment.  The Company anticipates a request for payment will be forthcoming and anticipates issuing the shares during the upcoming fiscal quarter.

NOTE 20 - FINANCIAL INSTRUMENTS

As of June 30, 2010 and March 31, 2010 cash and cash equivalents included deposits in Kazakhstan banks in the amount $6,796,936 and $3,721,701, respectively, and deposits in U.S. banks in the amount of $3,417,890 and $2,718,693, respectively. Kazakhstan banks are not covered by FDIC insurance, nor does the Republic of Kazakhstan have an insurance program similar to FDIC. Therefore, the full amount of our deposits in Kazakhstan banks was uninsured as of June 30, 2010 and March 31, 2010. The Company’s deposits in U.S. banks are also in non-FDIC insured accounts which means they too are not insured to the $250,000 FDIC insurance limit. To mitigate this risk, the Company has placed all of its U.S. deposits in a money market account that invests in U.S. Government backed securities. As of June 30, 2010 and March 31, 2010 the Company made advance payments to Kazakhstan companies and Government bodies in the amount of $7,469,213 and $7,219,431, respectively. As of June 30, 2010 and March 31, 2010 restricted cash reflected in the long-term assets consisted of $768,724 and $770,553, respectively, deposited in a Kazakhstan bank and restricted to meet possible environmental obligations according to the regulations of Kazakhstan. Furthermore, the primary asset of the Company is Emir Oil LLP; an entity formed under the laws of the Republic of Kazakhstan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our unaudited consolidated financial statements and the accompanying notes included in this quarterly report on Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with our annual report on Form 10-K of the for the fiscal year ended March 31, 2010.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Rule 175 promulgated thereunder, that involve inherent risks and uncertainties.  Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “seek,” “could,” “should,” “predict,” “continue,” “future,” “may” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other factors that could cause actual results, performance or events to differ materially from any results, performance or events expressed or implied by such forward-looking statements.  All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and identified from time to time in our filings with the SEC including, among others, the following risk factors:

•	substantial or extended decline in oil prices;
•	inaccurate reserve estimates;
•	inability to enter a production contract with the Republic of Kazakhstan;
•	drilled prospects may not yield oil or natural gas in commercial quantities;
•	substantial losses or liability claims as a result of operations;
•	insufficient funds to meet our liquidity needs or to repay debts as they come due;
•	complex laws that could affect the cost of doing business;
•	substantial liabilities to comply with environmental laws and regulations;
•	the need to replenish older depleting oil and natural gas reserves with new oil and natural gas reserves;
•	inadequate infrastructure in the region where our properties are located;
•	unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services;
•	unavailability or high price of transportation systems;
•	competition in the oil and gas industry; and
•	adverse Government actions, imposition of new, or increases in existing, taxes and duties, political risks, expropriation of assets and risks of civil war, primarily in the Republic of Kazakhstan.

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

Minimum Work Program Requirements

In order to be assured that adequate exploration activities are undertaken during exploration stage, the Ministry of Oil and Gas of the Republic of Kazakhstan (“MOG”) establishes an annual mandatory minimum work program to be accomplished in each year of the exploration contract. Under the minimum work program the contractor is required to invest a minimum dollar amount in exploration activities within the contract territory, which may include geophysical studies, construction of field infrastructure or drilling activities. During the exploration stage, the contractor is also required to drill sufficient wells in each field to establish the existence of commercially producible reserves in any field for which it seeks a commercial production license. Failure to complete the minimum annual work program requirements could preclude the contractor from receiving a longer-term production contract, could result in penalties and fines or even in the loss of the contractor’s license.

The contract we hold follows the above format.  Our annual work program year ends on January 9 each year. From the beginning of the exploration stage of our contract through January 9, 2010, our minimum mandatory expenditure requirement totaled $59,090,000.  During that time period, we expended $307,428,000 in exploration activities, including the drilling of 24 wells.  Our minimum annual expenditure requirements are: $27,300,000 from January 2011 to January 2012; and $14,880,000 from January 2012 to January 2013.

We began drilling in the fields of the ADE block in 2004.  Since 2005 we have also been drilling in the Southwest Block in the Kariman field.  Our drilling activities have consisted in drilling an array of exploratory wells to delineate reservoir structures and developmental wells intended to provide income to the Company.  During fiscal 2009 we completed a very active three-year drilling program. During this time we drilled 17 wells to an average depth of 3,800 meters.  Beginning in December of 2008 we began to phase out our new well drilling activities and we have released all as drilling projects were completed.

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

During the fiscal quarter ended June 30, 2010, our average daily crude oil production was 2,415 barrels per day. Our production has decreased compared to the previous quarter due to the additional downtime resulting from necessary maintenance of electronic submersible pumps on the Kariman wells and conducting additional workover on certain Aksaz and Dolinnoe wells.  In total more than 10% of our producing wells were shut in for workover/maintenance work during the quarter.  We also commenced a directional drilling program on the Kariman field.  The first well where directional drilling was employed was Kariman-3 well.  This exploratory well drilled behind the fault yielded non-economical quantities of crude production, but provided valuable information about a portion of the Kariman field.  Directional drilling is expected to be completed and testing to commence by mid-August.  Upon completion of the Kariman-3 well, we plan to commence directional drilling on the Kariman-1 well where preliminary drilling results in the middle Triassic formation have shown promising results.  We expect to complete directional drilling at the Kairman-1 well by the end of the second quarter of fiscal year 2011.  Pending results of directional drilling on these Kariman wells we will make further decision as to directional/ horizontal drilling on Kariman and other wells in subsequent periods.

Overall, the focus of our production increasing strategy will be on directional/horizontal drilling, Kariman-1 in particular, but we also plan to continue working with the existing wellstock to maintain the stable levels of production achieved during our last fiscal year.

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

We have completed 3D seismic processing and interpretation of our Northwest extension. Chapman Petroleum Engineering Ltd has calculated the resources on NW extension. The Resource Report identifies four potential structures on the Northwest Block.

Results of Operations

Three months ended June 30, 2010, compared to the three months ended June 30, 2009.

Revenue and Production

The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the three months ended June 30, 2010 and the three months ended June 30, 2009.

			Three months ended June 30, 2010 to the three months ended
	For the three	For the three	June 30, 2009
	months ended	months ended	$ Increase	% Increase
	June 30, 2010	June 30, 2009	(Decrease)	(Decrease)

Production volumes:
Natural gas (in thousand m3)	7,352	-	7,352	100%
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	219,754	224,687	(4,933)	(2%)
Barrels of Oil equivalent (BOE) (3)	263,023	224,687	38,336	17%

Sales volumes:
Natural gas (in thousand m3)	6,020	-	6,020	100%
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	214,591	222,550	(7,959)	(4%)
Barrels of Oil equivalent (BOE) (3)	250,023	222,550	27,473	12%

Average Sales Price (1)
Natural gas ($ per thousand m3)	$40.83	-	$40.83	100%
Natural gas liquids ($ per Bbl)	-	-	-	-
Oil and condensate ($ per Bbl)	$58.45	$52.87	$5.58	11%
Barrels of Oil equivalent ($ per BOE) (3)	$51.15	$52.87	$(1.73)	(3%)

Operating Revenue:
Natural gas	$245,793	-	$245,793	100%
Natural gas liquids	-	-	-	-
Oil and condensate	$12,542,053	$11,766,806	$775,247	7%
Gain on hedging and derivatives (2)	-	-	-	-

(1)	At times, we may produce more barrels than we sell in a given period. The average sales price is calculated based on the average sales price per barrel sold, not per barrel produced.
(2)	We did not engage in hedging transactions, including derivatives during the three months ended June 30, 2010, or the three months ended June 30, 2009.
(3)	The coefficient for conversion production and sales of gas from cubic meters to barrels equals: 1 thousand m3 = 5.8857 Barrels of Oil Equivalent

Revenues. We generate revenue under our exploration contract from the sale of oil and natural gas recovered during test production.  During the three months ended June 30, 2010 our oil production decreased 2% compared to the three months ended June 30, 2009.

During the three months ended June 30, 2010 we realized revenue from oil sales of $12,542,034 compared to $11,766,806 during the three months ended June 30, 2009.  Production for the three months ended June 20, 2010 is approximately the same as for the three months ended June 30, 2009. During the three months ended June 30, 2010 and 2009 we exported 100% of our oil to the world markets and realized the world market price for those sales. Revenue from oil sold to the world markets made up 98% and 100% of total revenue, respectively, during the three months ended June 30, 2010 and 2009. We anticipate production to remain fairly constant and currently anticipate revenues will be flat quarter-on-quarter in upcoming quarters.

During the first quarter of 2010 we started to realize revenue from natural gas sales to domestic market. During the three months ended June 30, 2010 we realized revenue from natural gas sales of $245,793. During the periods prior to first quarter of 2010 we did not realize revenue from natural gas sales, due to the fact that amount from natural gas sales were insignificant and thus were included in revenue from oil sales. In future periods we anticipate gas production to correlate with oil production.

As discussed above, our revenue is sensitive to changes in prices received for our oil.  Political instability, the economy, changes in legislation and taxation, reductions in the amount of oil we are allowed to export to the world markets, weather and other factors outside our control may also have an impact on both supply and demand and on revenue.

Costs and Operating Expenses

The following table presents details of our costs and expenses for the three months ended June 30, 2010 and 2009:

	For the three months ended June 30, 2010	For the three months ended June 30, 2009
Expenses:
Rent export tax	$2,721,749	$1,533,437
Oil and gas operating(1)	2,341,837	1,559,000
General and administrative	3,165,111	4,851,766
Depletion(2)	2,343,338	2,243,304
Interest expense	1,102,750	1,148,047
Accretion expenses	119,188	107,847
Amortization and depreciation	150,559	130,973
Total	$11,944,532	$11,574,374
Expenses:
Oil and gas operating(1) ($ per BOE)	9.37	7.01
Depletion (2)	9.37	10.08

(1)	Includes transportation cost, production cost and ad valorem taxes (excluding rent export tax).
(2)	Represents depletion of oil and gas properties only.

Rent Export Tax. Rent export tax is calculated based on the export sales price and ranges from as low as 0% if the export sales price is less than $40 per barrel to as high as 32% if the price per barrel exceeds $190.  During the three months ended June 30, 2010 rent export tax paid to the Government amounted to $ 2,721,749 compared to $1,533,437 during the three months ended June 30, 2009.

Oil and Gas Operating Expenses.  During the three months ended June 30, 2010 we incurred $2,341,837 in oil and gas operating expenses compared to $1,559,000 during the three months ended June 30, 2009.  This increase is primarily the result of increased production expense and transportation expense. In addition gas production and gas utilization facility depreciation expenses were added to production cost in the first quarter of 2010.

Oil and gas operating expenses for the three months ended June 30, 2010 and 2009 consist of the following expenses:

	For the three months ended June 30,
	2010		2009
	Total	Per BOE	Total	Per BOE
Oil Operating Expenses:
Production	$289,776	$1.16	$164,093	$0.74
Transportation	981,869	3.93	767,864	3.45
Mineral extraction tax	844,030	3.38	627,043	2.82
GUF depreciation	226,162	0.90	-	-
Total	$2,341,837	$9.37	$1,559,000	$7.01

The 214% increase in production expense during the three months ended June 30, 2010 was due to gas production expense and gas utilization facility depreciation expense being realized in the amount of $284,965 during the first quarter of 2010.  Additionally, we also realized a $66,880 or 41% increase in payroll and related payments to production personnel during the same period.

Transportation expenses increased by $214,005 or 28% as a result of the increased fuel consumption on oilfields, interest for leased oil tankers, materials used by reservoir park department, increased expenses for brokerage services and increased rates for electricity.

A mineral extraction tax replaced the royalty we were paying under the prior version of the tax code.  The rate of this tax depends upon annual production output.  The new code currently provides for a 5% mineral extraction tax rate (6% starting in 2013 and 7% starting in 2014) on production sold to the export market, and a 2.5% tax rate (3% in 2013 and 3.5% starting in 2014) on production sold to the domestic market.  During the three months ended June 30, 2010 and 2009, mineral extraction tax paid to the Government amounted to $844,030 and $627,043, respectively.

We calculate oil and gas operating expense per BOE based on the volume of oil actually sold rather than production volume because not all volume produced during the period is sold during the period. The related production costs are expensed only for the units sold, not produced.

Expense per BOE is a function of total expense divided by the number of barrels of oil and gas we sell.  During the three months ended June 30, 2009 we sold 222,550 barrels of oil, compared the three months ended June 30, 2010 we sold 250,023 barrels of oil and gas. The 12% increase in sales of oil and gas volume offset with the 50% increase in oil and gas operating expenses resulted in a $2.36, or 34%, increase in oil and gas operating expense per BOE.

General and Administrative Expenses.  General and administrative expenses during the three months ended June 30, 2010 were $3,165,111 compared to $4,851,766 during the three months ended June 30, 2009.  This represents a 35% decrease.  This decrease in general and administrative expenses was principally the result of an 83% decrease in non-cash compensation expense.

During the three months ended June 30, 2010 we recognized non-cash compensation expense resulting from restricted stock grants previously made to employees in the amount of $413,275. By comparison, during the three months ended June 30, 2009 we recognized non-cash compensation expense in the amount of $2,401,576 for restricted stock grants previously made to employees and outside consultants.

Depletion.  Depletion expense for the three months ended June 30, 2010 increased by $100,034 or 4% compared to the three months ended June 30, 2009 as a result of the decrease in proved reserves.

Amortization and Depreciation. Amortization and depreciation expense for the three months ended June 30, 2010 increased by a 15% compared to the three months ended June 30, 2009.  The increase resulted from purchases of fixed assets.

Interest Expense.  During the three months ended June 30, 2010 we incurred interest expense of $1,102,750 compared to interest expense of $1,148,047 during the same period 2009, which represents decrease by 4%.

Income from Operations.  During the three months ended June 30, 2010 we realized income from operations of $843,314 compared to income from operations of $192,432 during the three months ended June 30, 2009.  This increase in income from operations during the three months ended June 30, 2010 is the result of the $1,021,040 or 9% increase in revenue.

Total Other Income / (Expense). During the three months ended June 30, 2010 we realized total other income of $28,554 compared to total other expense of $161,650 during the three months ended June 30, 2009.  The 118% increase in other income between the respective quarters is largely attributable to a $101,464 interest income from deposits on bank accounts.

Net Income. For the foregoing reasons, during the three months ended June 30, 2010 we realized net income of $871,868 or $0.02 per share compared to net income of $30,782 or $0.00 per share for the three months ended June 30, 2009.

Liquidity and Capital Resources

For the period from inception on May 6, 2003 through June 30, 2010, we have incurred capital expenditures of $307,428,000 for exploration, development and acquisition activities.  Funding for our activities has historically been provided by funds raised through the sale of our common stock and debt securities and revenue from oil sales.  From inception to June 30, 2010 we raised approximately $94.6 million through the sale of our common stock.  Additionally, during the quarter ended June 30, 2007 we completed the placement of $60 million in principal amount of 5.0% Convertible Senior Notes due in 2012.  The net proceeds from the Note issuance of approximately $56.2 million were used to pursue our drilling program.  For additional detail regarding the Notes, including adjustments to the initial conversion price and the registration right of the Note holders, see Note 10 to the Notes to the unaudited consolidated financial statements, June 30, 2010.

Problems in the credit markets, the significant declines in worldwide oil prices and volatility and downward trends in the stock markets have caused many junior exploration and production companies, including us, to seek additional capital in order to stay in business.  Some companies have been acquired by larger companies and others have failed.

At June 30, 2010, our current assets exceeded current liabilities by $6,061,684.

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

If we are unable to extend the waiver of default beyond September 1, 2010, or at any time we are in default under the Indenture, the Noteholders have the right to accelerate the Notes and require us to make immediate payment of all unpaid interest and principal.  As of June 30, 2010, the outstanding balance of unpaid principal and interest under the Notes was $62,399,684.  If the Noteholders were to accelerate the Notes, we would have insufficient funds to pay the Notes.  We do not anticipate obtaining sufficient funds to retire the Notes in the near future.  If we default on the Notes, the Noteholders could seek any legal remedies available to them to obtain repayment of the Notes, including forcing us into bankruptcy, which would likely also result in Emir Oil being forced into bankruptcy.  Pursuant to Kazakhstan law and the terms of our exploration license, the Government of the Republic of Kazakhstan has the right to cancel our licenses to the ADE Block, the Southeast Block and the Northwest Block in the event Emir Oil becomes insolvent or enters into bankruptcy.  If such were to happen, we would be left with limited assets, no operations and ability to generate revenue or otherwise repay the Notes.

Cash Flows

During the three months ended June 30, 2010 cash was primarily used to fund exploration expenditures.  See below for additional discussion and analysis of cash flow.

	Three months ended June 30, 2010	Three months ended June 30, 2009

Net cash provided by operating activities	$9,382,724	$5,608,169
Net cash used in investing activities	$(5,571,380)	$(5,934,119)
Net cash used in financing activities	$(36,914)	$-

NET CHANGE IN CASH AND CASH EQUIVALENTS	$3,774,430	$(325,950)

Our principal source of liquidity during the three months ended June 30, 2010 was cash and cash equivalents.  At March 31, 2010 cash and cash equivalents totaled approximately $6.4 million.  At June 30, 2010 cash and cash equivalents had increased to approximately $10.2 million.  During the three months ended June 30, 2010, we spent approximately $5.6 million to fund our drilling and development activities.

Certain operating cash flows are denominated in local currency and are translated into U.S. dollars at the exchange rate in effect at the time of the transaction. Because of the potential for civil unrest, war and asset expropriation, some or all of these matters, which impact operating cash flow, may affect our ability to meet our short-term cash needs.

Contractual Obligations and Contingencies

The following table lists our significant commitments at June 30, 2010, excluding current liabilities as listed on our consolidated balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital Expenditure Commitment(1)	$42,180,000	$13,650,000	$28,530,000	$-	$-
Due to the Government of the Republic of Kazakhstan(2)	17,016,956	150,000	985,848	3,343,391	12,537,717
Liquidation Fund	4,831,533	-	4,831,533	-	-
Convertible Notes with Interest(3)	71,823,785	3,000,000	68,823,785	-	-

Total	$135,852,274	$16,800,000	$103,171,166	$3,343,391	$12,537,717

(1)
Under the terms of our subsurface exploration contract we are required to spend a total of $42.2 million in exploration activities on our properties, including a minimum of $27.3 million by January 2012 and $14.9 million by January 2013.  The rules of the MOG provide a process whereby capital expenditures in excess of the minimum required expenditure in any period may be carried forward to meet the minimum obligations of future periods.  Our capital expenditures in prior periods have exceeded our minimum required expenditures by more than $200 million.

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
(3)
On July 16, 2007 the Company completed the private placement of $60 million in principal amount of 5.0% convertible senior notes due 2012 (“Notes”). The Notes carry a 5% coupon and have a yield to maturity of 6.25%.  Interest will be paid at a rate of 5.0% per annum on the principal amount, payable semiannually.  The Notes are callable and subject to early redemption in July 2010.  Unless previously redeemed, converted or purchased and cancelled, the Notes will be redeemed by the Company at a price equal to 107.2% of the principal amount thereof on July 13, 2012. The Notes constitute direct, unsubordinated and unsecured, interest bearing obligations of the Company.  For additional details regarding the terms of the Notes, see Note 10 – Convertible Notes Payable to the notes to our Unaudited consolidated financial statements.

Off-Balance Sheet Financing Arrangements

As of June 30, 2010, we had no off-balance sheet financing arrangements.

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

During the fiscal quarter ended June 30, 2010, we sold 214,591 barrels of oil.  We realized an average sales price per barrel of $58.45. For purposes of illustration, assuming the same sales volume but decreasing the average sales price we receive from oil sales by $5.00 and $10.00 respectively would change total revenue from oil sales as follows:

	Average Price Per Barrel	Barrels of Oil Sold	Approximate Revenue from Oil Sold (in thousands)	Reduction in Revenue (in thousands)
Actual sales for the three months ended June 30, 2010	$ 58.446	214,591	$ 12,542	$ -
Assuming a $5.00 per barrel reduction in average price per barrel	$ 53.446	214,591	$ 11,469	$ 1,073
Assuming a $10.00 per barrel reduction in average price per barrel	$ 48.446	214,591	$ 10,396	$ 2,146

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

Our foreign-denominated monetary assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income.  A hypothetical 10% favorable or unfavorable change in foreign currency exchange rate at June 30, 2010 would have affected our net income by less than $1 million.

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

As of the end of the period covered by this report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 19 “Commitments and Contingencies” to the Notes to the consolidated financial statements under Part I – Item 1of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risks discussed in our annual report on Form 10-K for the year ended March 31, 2010, including under the heading “Item 1A. Risk Factors” of Part I, which risks could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2007 we entered into an agreement with Caspian Energy Consulting, Ltd., (the “Consultant”) to, among other things, assist the Company in acquiring additional exploration territories.  The agreement provided that the Consultant would be paid a share payment in restricted common stock for resources and reserves associated with any such acquisition. The value of any acquisition property would be determined by reference to a 3D seismic study and a resource/reserve report by a qualified independent petroleum engineer acceptable to the Company. The acquisition value (“Acquisition Value”) will be equal to the total barrels of resources and reserves, as defined and determined by the engineering report multiplied by the following values:

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

With the assistance of the Consultant, in October 2008 Emir Oil was granted a contract territory extension that increased its exploration territory from 460 square kilometers to 850 square kilometers.

In July 2010 3D seismic study and evaluation of the territory extension was completed.  With the completion of the study and evaluation the Consultant is now entitled to compensation under the consulting agreement.  Based on the resources identified in the resource report of the independent petroleum engineer we anticipate compensation due to the Consultant will be approximately 4,000,000 shares.  To date, the Consultant has not requested payment.  We anticipate a request for payment will be forthcoming.  We anticipate issuing the shares during the upcoming fiscal quarter.

On March 31, 2010 we entered into an agreement for the conduction of 3D seismic survey with Geo Seismic Service LLP (“Geo Seismic”). Mr. Toleush Tolmakov, the General Director of Emir and a holder of more than 10% of the outstanding common stock of the Company, is a 30% owner of Geo Seismic.

The agreement provided that Geo Seismic would carry out 3D field seismic exploration activities of the Begesh, Aday, North Aday and West Aksaz structures, an area of approximately 96 square kilometers within our Northwest Block.  In exchange for these services, Emir would pay Geo Seismic 570,000,000 Kazakh tenge ($3,800,000).  In lieu of payment in Kazakh tenge, Emir, at its sole election, may deliver restricted shares of BMB common stock at the agreed value of the higher of: (i) the average closing price of BMB Munai, Inc. common shares over the five days prior to final acceptance by Emir of the 3D seismic work; or (ii) $2.00 per share.  The maximum number of shares which may be delivered as payment in full shall not exceed 1,900,000 restricted common shares. The 3D seismic study was completed in August, 2010.  Geo Seismic has not yet requested payment, but we anticipate such request will be forthcoming.  Emir intends to settle this obligation through the issuance of 1,900,000 Company common shares, which we anticipate will occur during the upcoming quarter.

Both Caspian Energy Consulting Ltd and Geo Seismic Services LLP are non-US persons.  The foregoing shares will be issued without registration pursuant to Regulation S of the Securities Act Rules.

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

BMB MUNAI, INC.

Date:	August 13, 2010	/s/ Gamal Kulumbetov
Gamal Kulumbetov Chief Executive Officer

Date:	August 13, 2010	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer