Form 10-Q
period 2010-12-31
BMB MUNAI INC
filed 2011-02-22
CIK 924805

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2010

OR

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter  period that the registrant was required to submit and post such files).

	Yes	☐	No	☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☐	Accelerated Filer	☐

Non-accelerated Filer ☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
	Yes	☐	No	☒

As of February 14, 2011, the registrant had 55,787,554 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1 - Unaudited Condensed Consolidated Financial Statements
BMB MUNAI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Notes	December 31, 2010 (unaudited)	March 31, 2010 (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$ 6,214,841	$ 6,440,394
Trade accounts receivable		8,687,651	6,423,402
Promissory notes receivable and related interest	4	50,350	-
Prepaid expenses and other assets, net	5	3,346,724	4,083,917

Total current assets		18,299,566	16,947,713

LONG TERM ASSETS
Oil and gas properties, full cost method, net	6	255,418,316	238,601,842
Gas utilization facility, net	7	12,665,090	13,569,738
Inventories for oil and gas projects	8	13,896,956	13,717,847
Prepayments for materials used in oil and gas projects		853,961	141,312
Other fixed assets, net		3,590,958	3,815,422
Long term VAT recoverable	9	4,296,356	3,113,939
Convertible notes issue cost		808,097	1,201,652
Restricted cash	10	875,051	770,553

Total long term assets		292,404,785	274,932,305

TOTAL ASSETS		$ 310,704,351	$ 291,880,018

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$ 13,526,819	$ 3,948,851
Accrued non-cash share based obligations	14	1,064,000	-
Accrued coupon payment	11	2,505,000	641,667
Taxes payable, accrued liabilities and other payables		5,071,937	4,802,361

Total current liabilities		22,167,756	9,392,879

LONG TERM LIABILITIES
Convertible notes issued, net	11	62,852,374	62,178,119
Liquidation fund	12	5,079,715	4,712,345
Deferred taxes	17	4,964,382	4,964,382
Capital lease liability	13	230,274	369,801

Total long term liabilities		73,126,745	72,224,647

COMMITMENTS AND CONTINGENCIES	20	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding		-	-
Common stock - $0.001 par value; 500,000,000 shares authorized, 55,787,554 and 51,865,015 shares outstanding, respectively		55,788	51,865
Additional paid in capital		164,118,640	160,653,969
Retained earnings		51,235,422	49,556,658

Total shareholders’ equity		215,409,850	210,262,492

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 310,704,351	$ 291,880,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended December 31,		Nine months ended December 31,
	Notes	2010 (unaudited)	2009 (unaudited)	2010 (unaudited)	2009 (unaudited)

REVENUES	15	$ 16,510,330	$ 13,894,712	$ 41,638,143	$ 41,735,735

COSTS AND OPERATING EXPENSES
Rent export tax		3,104,884	2,966,025	8,214,750	6,945,938
Export duty	16	558,210	-	736,013	-
Oil and gas operating		2,485,683	2,819,189	6,619,854	6,739,473
General and administrative		3,680,778	2,946,160	11,173,979	10,750,099
Depletion	6	2,558,733	2,840,787	7,099,897	7,953,515
Interest expense	11	2,228,010	1,159,268	4,431,142	3,452,646
Depreciation of gas utilization facility	7	339,243	-	904,648	-
Amortization and depreciation		139,401	161,943	442,707	454,756
Accretion expense	12	125,645	113,690	367,370	332,415

Total costs and operating expenses		15,220,587	13,007,062	39,990,360	36,628,842

INCOME FROM OPERATIONS		1,289,743	887,650	1,647,783	5,106,893

OTHER INCOME / (EXPENSE)
Foreign exchange gain / (loss), net		57,122	(293,438)	(209,295)	(331,668)
Interest income		79,405	73,229	288,068	152,666
Other expense, net		(62,954)	(60,360)	(47,792)	(250,019)

Total other income / (expense)		73,573	(280,569)	30,981	(429,021)

INCOME BEFORE INCOME TAXES		1,363,316	607,081	1,678,764	4,677,872

INCOME TAX EXPENSE	17	-	-	-	-

NET INCOME		$ 1,363,316	$ 607,081	$ 1,678,764	$ 4,677,872

BASIC NET INCOME PER COMMON SHARE	18	$ 0.03	$ 0.01	$ 0.03	$ 0.09
DILUTED NET INCOME PER COMMON SHARE	18	$ 0.03	$ 0.01	$ 0.03	$ 0.09

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Nine months ended December 31,
	Notes	2010 (unaudited)	2009 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$ 1,678,764	$ 4,677,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion	6	7,099,897	7,953,515
Depreciation and amortization		1,347,355	454,756
Interest expense		4,497,987	3,452,646
Accretion expense	12	367,370	332,415
Stock based compensation expense	14	1,254,025	2,744,133
Loss on disposal of fixed assets		1,641	31,192
Changes in operating assets and liabilities:
Increase in trade accounts receivable		(2,264,249)	(2,432,795)
Decrease/(increase) in prepaid expenses and other assets		651,314	(344,058)
Increase in VAT recoverable		(1,182,417)	(325,852)
Increase/(decrease) in current liabilities		9,847,544	(6,614,341)

Net cash provided by operating activities		23,299,231	9,929,483

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in notes receivable and related interest	4	(50,350)	-
Purchase and development of oil and gas properties	6	(18,698,428)	(7,050,204)
Purchase of other fixed assets		(560,644)	(311,679)
Increase in inventories and prepayments for materials used in oil and gas projects		(2,490,372)	(403,314)
(Increase) in restricted cash		(104,498)	(175,843)

Net cash used in investing activities		(21,904,292)	(7,941,040)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease obligation		(120,492)	-
Cash paid for convertible notes coupon		(1,500,000)	(1,500,000)

Net cash used in financing activities		(1,620,492)	(1,500,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS		(225,553)	488,443
CASH AND CASH EQUIVALENTS at beginning of period		6,440,394	6,755,545

CASH AND CASH EQUIVALENTS at end of period		$ 6,214,841	$ 7,243,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

		Nine months ended December 31,
	Notes	2010 (unaudited)	2009 (unaudited)

Non-Cash Investing and Financing Activities

Transfer of inventory and prepayments for materials used in oil and gas projects to oil and gas properties	6	$ 1,598,614	$ 477,031
Depreciation on other fixed assets capitalized as oil and gas properties		340,760	344,576
Transfers from oil and gas properties, construction in progress and other fixed assets to gas utilization facility		-	99,107
Accrued non-cash share based obligations capitalized as part of oil and gas properties	14	1,064,000	-
Issuance of common stock for the settlement of liabilities	14	-	5,973,185
Issuance of common stock for services, capitalized to oil and gas properties	14	2,214,569	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of  America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows have been made. The results of its operations and its cash flows for the nine months ended December 31, 2010 are not necessarily indicative of the results to be expected for the year ending March 31, 2011.

Business condition

As discussed in further detail in Note 11, the Company has outstanding 9.0% Convertible Senior Notes due 2012 in the principal aggregate amount of $60,000,000 (the “Notes”).  The original Indenture governing the Notes, which was entered into as of September 19, 2007, between the Company and The Bank of New York Mellon, as trustee, provided the holders of the Notes (the “Noteholders”), among other things, the right to require the Company to redeem all or a portion of the Notes on three separate dates, including July 13, 2010.  In connection with ongoing negotiations between the Company and the Noteholders to restructure the Notes, the original Indenture has been amended and supplemented by Supplemental Indenture No. 1, Supplemental Indenture No. 2, Supplemental Indenture No. 3 and Supplemental Indenture No. 4.  Among other things, each Supplemental Indenture extended the Noteholders an additional put right to allow additional time to finalize definitive agreements restructuring the terms of the Notes and Supplemental Indenture No. 3 increased the coupon rate from 5% to 9%.

As of December 31, 2010, the first five put dates expired unexercised.  The sixth put date commenced on December 31, 2010 and expired on January 31, 2011.  Supplemental Indenture No. 4, which was entered into on January 26, 2011, grants the Noteholders a seventh put date that commences on January 31, 2011 and expires on February 28, 2011.  In exchange for the seventh put date, the Noteholders separately agreed they will not exercise their put options for the sixth put date and they will not exercise their put options for the seventh put date that would be effective prior to February 28, 2011; provided, however, the Noteholders may exercise such put options at any time prior to their respective expiration dates upon the occurrence of any of the following: (i) a default occurs under the Indenture excluding certain defaults that occurred prior to January 26, 2011, (ii) failure by the Company or any of its material subsidiaries to timely pay any Indebtedness (as defined in the Indenture) or any guarantee of any Indebtedness that exceeds U.S. $1,000,000, or any Indebtedness becomes due and payable prior to its stated maturity other than at the option of the Company or any of its material subsidiaries, or (iii) the Noteholders holding a majority in outstanding principal amount of the Notes provide notice to the Company and the other Noteholders that negotiations with respect to the restructuring of the Notes have terminated.  Therefore, it is possible the Noteholders could exercise a put option with respect to the Notes prior to February 28, 2011 if any of the foregoing events occur.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

In connection with the execution of Supplemental Indenture No. 4, the Company agreed to increase the put price from 104.88% of the principal amount and accrued but unpaid interest as of the put exercise date to 105% of the principal amount together with accrued but unpaid interest as of the put exercise date.

Prior to entering into Supplemental Indenture No. 4, the Company was in default of certain non-payment covenants contained in Article 9 of the Indenture requiring the Company to maintain a minimum net debt to equity ratio and to comply with certain notice, delivery and other provisions.  The Noteholders separately agreed to waive these defaults until February 28, 2011, with the understanding that such waiver shall not constitute a waiver of any default under the Indenture that remains ongoing as of February 28, 2011 or occurs after January 26, 2011.  The Company currently believes it will not be able to remedy the net debt to equity ratio covenant nor will it be able to cure the other defaults relating to notice and delivery by February 28, 2011 and, therefore, anticipates it will be in default under the Indenture at that time unless a future waiver is obtained from the Noteholders.

Subsequent Event

As noted in detail in the Current Report of the Company on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on February 18, 2011, the Company has entered into a Participation Interest Purchase Agreement (the “Purchase Agreement”) with MIE Holdings Corporation and its subsidiary Palaeontol B.V., pursuant to which the Company agreed to sell all of its interest in its wholly-owned operating subsidiary, Emir Oil LLP (“Emir Oil”).

In connection with the Purchase Agreement, the Company obtained a waiver from the Noteholders with respect to the Company’s execution of the Purchase Agreement.  The closing of the Purchase Agreement, however, remains subject to, among other things, the approval by the Noteholders, which approval is expected in connection with the execution of the documents that will govern the restructuring of the Notes. In connection with the Note  restructuring, it is expected the Notes will be amended to, among other things, (i) increase the coupon rate to 10.75%, (ii) require the Company to make a $1.0 million cash payment towards the principal balance, which will result in an adjusted principal amount of $61.4 million after giving effect to the restructure, (iii) extend the maturity date to July 13, 2013, (iv) grant the Noteholders a new put option, exercisable one year prior to the new maturity date, (v) reduce the conversion price of the Notes to $2.00 per share, (vi) provide additional covenant restrictions by the Company, including a prohibition on paying dividends on shares of the Company’s common stock and on the pledge or disposal of assets, (vii) provide for semi-annual principal amortization payments of 30% of the Company’s excess cash flow, and (viii) allow the Noteholders to appoint a member to the board of the directors of the Company and the board of directors or similar body of Emir Oil. If the Purchase Agreement is consummated, the Company expects to redeem the Notes out of the transaction proceeds prior to making a cash distribution to stockholders.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Certain aspects of the Note restructuring will be subject to stockholder approval.  The Company and the Noteholders continue to work toward definitive documents to restructure the Notes upon the terms disclosed above and upon other additional terms.

Although the Company and the Noteholders have reached an agreement in principle as to the general terms of the proposed restructure, there is no assurance the parties will enter into definitive agreements regarding the plan of restructure or that the parties will successfully close and consummate a plan of restructure regarding the Notes.  Moreover, there is no assurance the Noteholders will provide any future waiver or any further extension of their redemption put rights under the Indenture.

As such, the Company will reclassify the Notes as a current liability at February 28, 2011 unless or until additional waivers are obtained or the Notes are restructured.

Basis of consolidation

The Company’s unaudited consolidated financial statements present the consolidated results of BMB Munai, Inc., and its wholly owned subsidiary, Emir Oil LLP (hereinafter collectively referred to as the “Company”). All significant inter-company balances and transactions have been eliminated from the Unaudited Consolidated Financial Statements.

Reclassifications

Certain reclassifications have been made in the financial statements for the nine months ended December 31, 2009 to conform to the December 31, 2010 presentation. The reclassifications had no effect on net income.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Licences and contracts

Emir Oil is the operator of the Company’s oil and gas fields in Western Kazakhstan. The government of the Republic of Kazakhstan (the “Government”) initially issued the license to Zhanaozen Repair and Mechanical Plant on April 30, 1999 to explore the Aksaz, Dolinnoe and Emir oil and gas fields (the “ADE Block” or the “ADE Fields”). On June 9, 2000, the contract for exploration of the Aksaz, Dolinnoe and Emir oil and gas fields was entered into between the Agency of the Republic of Kazakhstan on Investments and the Zhanaozen Repair and Mechanical Plant. On September 23, 2002, the contract was assigned to Emir Oil. On September 10, 2004, the Government extended the term of the contract for exploration and license from five years to seven years through July 9, 2007. On February 27, 2007, the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan (the “MEMR”) granted a second extension of the Company’s exploration contract. Under the terms of the contract extension, the exploration period was extended to July 2009 over the entire exploration contract territory. On December 7, 2004, the Government assigned to Emir Oil exclusive right to explore an additional 260 square kilometers of land adjacent to the ADE Block, which is referred to as the “Southeast Block.” The Southeast Block includes the Kariman field and the Yessen and Borly structures and is governed by the terms of the Company’s original contract. On June 24, 2008, the MEMR agreed to extend the exploration stage of the Company’s contract from July 2009 to January 2013 in order to permit the Company to conduct additional exploration drilling and testing activities within the ADE Block and the Southeast Block.

On October 15, 2008, the MEMR approved Addendum # 6 to Contract No. 482 with  Emir Oil, dated June 09, 2000 extending Emir Oil’s exploration territory from 460 square kilometers to a total of 850 square kilometers (approximately 210,114 acres). The additional territory is located to the north and west of the Company’s current exploration territory, extending the exploration territory toward the Caspian Sea and is referred to herein as the “Northwest Block.”  The Northwest Block is governed by the terms of the Company’s exploration stage contract on the ADE Block and the Southeast Block.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Major Customers

During the nine months ended December 31, 2010 and 2009, sales to one customer represented 98% and 94% of total sales, respectively.  At December 31, 2010 and 2009, this customer made up 93% and 89% of accounts receivable, respectively. While the loss of this foregoing customer could have a material adverse effect on the Company in the short-term, the loss of this customer should not materially adversely affect the Company in the long-term because of the available market for the Company’s crude oil and natural gas production from other purchasers.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

The Company has a stock option plan as described in Note 14. Compensation expense for options and stock granted to employees is determined based on their fair values at the time of grant, the cost of which is recognized in the Consolidated Statements of Operations over the vesting periods of the respective options.

Share-based compensation incurred for the nine months ended December 31, 2010 and 2009 was $1,254,025 and $2,744,133, respectively.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

In January 2011 the Government of the Republic of Kazakhstan increased the fixed rate for duty from $20 per ton to $40 per ton, or approximately $5.20 per barrel exported.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

The Company periodically assesses its inventories for obsolete or slow moving stock and records an appropriate provision, if there is any. The Company has assessed inventory at December 31, 2010 and no provision for obsolete inventory has been provided.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Other fixed assets of the Company are evaluated annually for impairment. If the sum of expected undiscounted cash flows is less than net book value, unamortized costs of other fixed assets will be reduced to a fair value. Based on the Company’s analysis at December 31, 2010, no impairment of other assets is necessary.

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

The GUF will be evaluated annually for impairment. If the sum of expected undiscounted cash flows is less than net book value, unamortized costs of the GUF will be reduced to fair value. At December 31, 2010, no impairment of the GUF was considered necessary.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

New accounting policies

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

NOTE 3 - CASH AND CASH EQUIVALENTS

As of December 31, 2010 and March 31, 2010, cash and cash equivalents included:

	December 31, 2010	March 31, 2010

US Dollars	$ 5,598,285	$ 3,476,741
Foreign currency	616,556	2,963,653

	$ 6,214,841	$ 6,440,394

As of December 31, 2010 and March 31, 2010, cash and cash equivalents included $21,823 and $1,321,774 placed in money market funds having 30 day simple yields of 0.01%.

NOTE 4 – PROMISSORY NOTES RECEIVABLE

On December 17, 2010 the Company entered into agreement with Montclair Technology, LLC (the “Borrower”) and Michael Williams (the “Guarantor’) to loan funds to the Borrower in an amount of up to $200,000. The Guarantor owns a patent and has proprietary know-how to develop oil refining and regeneration plants and Borrower desires to grant the Company a license to use and employ the technology. As further inducement for the Company to loan funds to the Borrower, Guarantor has agreed to guarantee Borrower’s obligations under any promissory note made by Borrower pursuant to this agreement.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

As a result at December 17, 2010, Borrower issued the Company Promissory note for $50,000 with interest rate of 18% per annum. The outstanding principal sum and all accrued and unpaid interest or other sums under this Promissory note shall be payable one year after the December 17, 2010. Borrower may prepay any or all accrued and unpaid interest and unpaid principal at any time without penalty.

As a result the Company treated the loan as Promissory note receivable in its financial statements. At December 31, 2010 Promissory notes receivable amounted to $50,350, with $50,000 principal amount and $350 representing the amount of interest accrued.

NOTE 5 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of December 31, 2010 and March 31, 2010, were as follows:

	December 31, 2010	March 31, 2010

Advances for services	$ 2,185,460	$ 2,593,527
Taxes prepaid	214,995	920,066
Other	946,269	570,324

	$ 3,346,724	$ 4,083,917

NOTE 6 - OIL AND GAS PROPERTIES

Oil and gas properties using the full cost method as of December 31, 2010 and March 31, 2010, were as follows:

	December 31, 2010	March 31, 2010

Cost of drilling wells	$ 101,544,002	$ 96,562,442
Professional services received in exploration and development activities	70,306,097	62,967,506
Material and fuel used in exploration and development activities	54,647,072	52,221,735
Subsoil use rights	20,788,119	20,788,119
Geological and geophysical	14,126,738	7,883,856
Deferred tax	7,219,219	7,219,219
Capitalized interest, accreted discount and amortized bond issue costs on convertible notes issued	6,633,181	6,633,181
Infrastructure development costs	1,666,876	1,429,526
Other capitalized costs	19,888,957	17,198,306
Accumulated depletion	(41,401,945)	(34,302,048)

	$ 255,418,316	$ 238,601,842

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

The purchase of Emir Oil LLP was accounted for as a non-taxable business combination. Since goodwill was not recognized in this stock-based subsidiary acquisition involving oil and gas properties, recognition of a deferred tax liability related to the acquisition increases the financial reporting basis of the oil and gas properties.

NOTE 7 – GAS UTILIZATION FACILITY

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

Based on the selling agreement mentioned above, the Company officially placed the GUF into service on May 1, 2010 and is depreciating the GUF over an estimated useful life of 10 years.  During the nine months ended December 31, 2010, depreciation expense for the GUF was $904,648.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 8 – INVENTORIES FOR OIL AND GAS PROJECTS

As of December 31, 2010 and March 31, 2010 inventories included:

	December 31, 2010	March 31, 2010

Construction material	$ 12,798,015	$ 12,756,417
Spare parts	106,711	87,722
Crude oil produced	2,576	2,895
Other	989,654	870,813

	$ 13,896,956	$ 13,717,847

NOTE 9 - LONG TERM VAT RECOVERABLE

As of December 31, 2010 and March 31, 2010, the Company had long term VAT recoverable in the amount of $4,296,356 and $3,113,939, respectively. The VAT recoverable is a Tenge denominated asset due from the Republic of Kazakhstan. The VAT recoverable consists of VAT paid on local expenditures and imported goods. VAT charged to the Company is recoverable in future periods as either cash refunds or offsets against the Company’s fiscal obligations, including future income tax liabilities. Management cannot estimate which part of this asset will be realized in the current year because, in order to return funds or offset this tax with other taxes, a tax examination must be performed by local Kazakhstan tax authorities. During the nine months ended December 31, 2010, the Company received refunds of VAT in the amount of $1,183,063.

NOTE 10 - RESTRICTED CASH

Under the laws of the Republic of Kazakhstan, the Company is obligated to set aside funds for required environmental remediation. As of December 31 and March 31, 2010 the Company had restricted $875,051 and $770,553, respectively, for this purpose.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 11 - CONVERTIBLE NOTES PAYABLE

As of December 31, 2010 and March 31, 2010, the Notes payable amount is presented as follows:

	December 31, 2010	March 31, 2010

Convertible notes redemption value	$ 64,323,785	$ 64,323,785
Unamortized discount	(1,471,411)	(2,145,666)

	$ 62,852,374	$ 62,178,119

As of December 31, 2010 and March 31, 2010, the Company has accrued interest of $2,505,000 and $641,667, respectively, relating to the Notes outstanding. The Company has also amortized the discount on the Notes (difference between the redemption amount and the carrying amount as of the date of issue) in the amount of $2,852,374 and $2,178,119 as of December 31, 2010 and March 31, 2010, respectively. The carrying value of Notes will be accreted to the redemption value of $64,323,785. During the nine months ended December 31, 2010 and 2009 the Company recorded interest expense in the amount of $4,431,142 and $3,452,646, respectively.

On June 7, 2010, the Company entered into a Supplemental Indenture No. 1, dated June 1, 2010, between BMB Munai, Inc. and The Bank of New York Mellon, as trustee (“Supplemental Indenture No. 1”).  Supplemental Indenture No. 1 amends and supplements the indenture dated September 19, 2007, between BMB Munai, Inc. and The Bank of New York Mellon, as trustee (the “Indenture”).

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

Prior to entering into Supplemental Indenture No. 1, the Company was in default under certain covenants contained in Article 9 of the Indenture requiring the Company to maintain a minimum net debt to equity ratio and to comply with certain notice, delivery and other provisions.  In the context of the Indenture, the equity portion of the ratio is determined by reference to the market value of the Company’s common stock, not the Company’s book value. The market value of the Company’s stock has declined since the Notes were issued.  The Noteholders separately agreed to waive these defaults until the earlier of: (i) September 1, 2010 or (ii) the fourth put date (as contained in the Supplemental Indenture No. 1).

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Supplemental Indenture No. 2 granted the Noteholders a fifth put date that commenced on September 13, 2010 and expired on December 31, 2010.  In exchange for the fifth put date, the Noteholders separately agreed they would not exercise their put options for the fourth put date and they would not exercise their put option for the fifth put date prior to October 15, 2010.

Prior to entering into Supplemental Indenture No. 2, the Company remained in default of the same covenants contained in Article 9 of the Indenture, as supplemented and amended, that were previously waived by the Noteholders as part of the execution of Supplemental Indenture No. 1.  In connection with entering Supplemental Indenture No. 2, the Noteholders separately agreed to waive the defaults until the earlier of: (i) October 15, 2010 or (ii) the fifth put date (as contained in Supplemental Indenture No. 2).

On December 22, 2010, the Company entered into a Supplemental Indenture No. 3, dated as of December 22, 2010, between the Company and The Bank of New York Mellon, as trustee (“Supplemental Indenture No. 3”).  Supplemental Indenture No. 3 amends and supplements the Indenture, as previously amended and supplemented by Supplemental Indenture No. 1 and Supplemental Indenture No. 2.  Supplemental Indenture No. 3 was entered into pursuant to the ongoing negotiations between the Company and the Noteholders on terms and conditions for a restructuring of the Notes.

Supplemental Indenture No. 3 granted the Noteholders a sixth put date that commences on December 31, 2010 and expires on January 31, 2011.  In exchange for the sixth put date, the Noteholders separately agreed they will not exercise their put options for the fifth put date and they will not exercise their put options for the sixth put date that would be effective prior to January 31, 2011.

In connection with the execution of Supplemental Indenture No. 3, the Company agreed to increase the put price from 104% of the principal amount and accrued but unpaid interest as of the put exercise date to 104.88% of the principal amount together with accrued but unpaid interest as of the put exercise date.  The Company also agreed to an increase in the interest rate of the Notes from 5% to 9% effective as of July 13, 2010.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Prior to entering into Supplemental Indenture No. 3, the Company remained in default of the same covenants contained in Article 9 of the Indenture, as supplemented and amended, that were previously waived by the Noteholders as part of the execution of Supplemental Indenture No. 1 and Supplemental Indenture No. 2. The Noteholders separately agreed to waive these defaults until the earlier of January 31, 2011 and the sixth put date.

On January 26, 2011, the Company entered into a Supplemental Indenture No. 4, dated as of January 26, 2011, between the Company and The Bank of New York Mellon, as trustee (“Supplemental Indenture No. 4”).  Supplemental Indenture No. 4 supplements and amends the Indenture, as previously amended by Supplemental Indenture No. 1, Supplemental Indenture No. 2, and Supplemental Indenture No. 3.  The Indenture, as supplemented and amended, was entered into in connection with the Notes issued by the Company in 2007.  Supplemental Indenture No. 4 was entered into pursuant to the ongoing negotiations between the Company and the Noteholders on terms and conditions for restructuring the Notes.

Supplemental Indenture No. 4 grants the Noteholders a seventh put date that commences on January 31, 2011 and expires on February 28, 2011.  In exchange for the seventh put date, the Noteholders separately agreed they will not exercise their put options for the sixth put date and they will not exercise their put options for the seventh put date that would be effective prior to February 28, 2011; provided, however, the Noteholders may exercise such put options at any time prior to their respective expiration dates upon the occurrence of any of the following: (i) a default occurs under the Indenture, as supplemented and amended, excluding certain defaults that occurred prior to January 26, 2011, (ii) failure by the Company or any of its material subsidiaries to timely pay any Indebtedness (as defined in the Indenture, as supplemented and amended,) or any guarantee of any Indebtedness that exceeds U.S. $1,000,000, or any Indebtedness becomes due and payable prior to its stated maturity other than at the option of the Company or any of its material subsidiaries, or (iii) the Noteholders holding a majority in outstanding principal amount of the Notes provide notice to the Company and the other Noteholders that negotiations with respect to the restructuring of the Notes have terminated.  Therefore, it is possible the Noteholders could exercise a put option with respect to the Notes prior to February 28, 2011 if any of the foregoing events occur.

In connection with the execution of Supplemental Indenture No. 4, the Company agreed to increase the put price from 104.88% of the principal amount and accrued but unpaid interest as of the put exercise date to 105% of the principal amount together with accrued but unpaid interest as of the put exercise date.

Prior to entering into Supplemental Indenture No. 4, the Company was in default of the same covenants contained in Article 9 of the Indenture requiring the Company to maintain a minimum net debt to equity ratio and to comply with certain notice, delivery and other provisions.  As they had done in the waivers provided in connection with Supplemental Indenture No. 1, Supplemental Indenture No. 2 and Supplemental Indenture No. 3, the Noteholders separately agreed in connection with Supplemental Indenture No. 4 to waive these defaults until February 28, 2011, with the understanding that such waiver shall not constitute a waiver of any default under the Indenture, as supplemented and amended, that remains ongoing as of February 28, 2011 or occurs after January 26, 2011.  The Company currently believes it will not be able to remedy the net debt to equity ratio covenant by February 28, 2011 and, therefore, anticipates it will be in default under the Indenture, as supplemented and amended, at that time unless a future waiver is obtained from the Noteholders.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

As discussed in Note 2, the Company entered into the Purchase Agreement on February 14, 2011.  In connection with the Purchase Agreement, the Company obtained a waiver from the Noteholders with respect to the Company’s execution of the Purchase Agreement.  The closing of the Purchase Agreement, however, remains subject to, among other things, the approval by the Noteholders, which approval is expected in connection with the execution of documents that will govern the restructuring of the Notes.  It is expected the restructured Notes will be amended to, among other things, (i) increase the coupon rate to 10.75%, (ii) require the Company to make a $1.0 million cash payment towards the principal balance, which will result in an adjusted principal amount of $61.4 million after giving effect to the restructure, (iii) extend the maturity date to July 13, 2013, (iv) grant the Noteholders a new put option, exercisable one year prior to the new maturity date, (v) reduce the conversion price of the Notes to $2.00 per share, (vi) provide additional covenant restrictions by the Company, including a prohibition on paying dividends on shares of the Company’s common stock and on the pledge or disposal of assets, (vii) provide for semi-annual principal amortization payments of 30% of the Company’s excess cash flow, and (viii) allow the Noteholders to appoint a member to the board of the directors of the Company and the board of directors or similar body of Emir Oil. If the Purchase Agreement is consummated, the Company expects to redeem the Notes at par out of the transaction proceeds prior to making a cash distribution to stockholders.

Certain aspects of the Note restructuring will be subject to stockholder approval.  The Company and the Noteholders continue to work toward definitive documents to restructure the Notes upon the terms disclosed above and upon other additional terms.

Although the Company and the Noteholders have reached an agreement in principle as to the general terms of the proposed restructure, there is no assurance the parties will enter into definitive agreements regarding the plan of restructure or that the parties will successfully close and consummate a plan of restructure regarding the Notes.  Moreover, there is no assurance the Noteholders will provide any future waiver or any further extension of their redemption put rights under the Indenture.

As such, the Company will reclassify the Notes as a current liability at February 28, 2011 unless or until additional waivers are obtained or the Notes are restructured.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 12 - LIQUIDATION FUND

A reconciliation on the Liquidation Fund (Asset Retirement Obligation) at December 31, 2010 is as follows:

Total

At March 31, 2010	$ 4,712,345

Accrual of liability	-
Accretion expenses	367,370

At December 31, 2010	$ 5,079,715

Management believes that the liquidation fund should be accrued for future abandonment costs of 24 wells located in the Dolinnoe, Aksaz, Emir and Kariman oil fields. Management believes that these obligations are likely to be settled at the end of the production phase at these oil fields.

At December 31, 2010, undiscounted expected future cash flows that will be required to satisfy the Company’s obligation by 2013 for the Dolinnoe, Aksaz, Emir and Kariman fields, respectively, are $6,204,545. After application of a 10% discount rate, the present value of the Company’s liability at December 31, 2010 and March 31, 2010 was $5,079,715 and $4,712,345, respectively.

NOTE 13 – CAPITAL LEASE

In December 2009 the Company entered into a capital lease agreement with a vehicle leasing company for the lease of oil trucks in the amount of $554,820. The Company put the oil trucks into operations during the quarter ended December 31, 2010. Accordingly, depreciation expense in the amount $49,224 has been recognized during the period.

The capital lease payment schedule is as following:

Year ended December 31,	Total Minimum Payments

2011	$ 292,825
2012	266,325
2013	-

Net minimum lease payments	559,150
Less: Amount representing interest	(121,750)

Present value of net minimum lease payments	$ 437,400

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

The current portion of the capital lease liability in the amount of $207,127 is recognized as part of accounts payable as of December 31, 2010. The non-current portion of the capital lease liability as of December 31, 2010 totals to $230,274.

NOTE 14 - SHAREHOLDERS’ EQUITY

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

The shares representing the restricted stock grants (the “Restricted Shares”) shall be issued as soon as practicable, will be deemed outstanding from the date of grant, and will be held in escrow by the Company subject to the occurrence of a Vesting Event. The time between the date of grant and the occurrence of a Vesting Event is referred to as the “Restricted Period.” The grantees may not sell, transfer, assign, pledge or otherwise encumber or dispose of the Restricted Shares during the Restricted Period. During the Restricted Period, the grantees will have the right to vote the Restricted Shares, receive dividends paid or made with respect to the Restricted Shares, provided however, that dividends paid on unvested Restricted Shares will be held in the custody of the Company and shall be subject to the same restrictions that apply to the Restricted Shares. The Restricted Shares will only vest to the grantee if the grantee is employed by the Company at the time a Vesting Event occurs. If a Vesting Event has not occurred at the time a grantee’s employment with the Company ceases, for any reason, the entire grant amount shall be forfeited back to the Company. These grants vested as of December 31, 2010.

One of the employees left the Company on June 30, 2010. According to the vesting terms, his restricted stock grants have been forfeited back to the Company and non-cash compensation expense of $14,225 related to those restricted stock grants was reversed during six months period ended June 30, 2010.

Non-cash compensation expense in the amount of $1,254,025, which is net of the expense reversal discussed above, was recognized in the Consolidated Statement of Operations and Consolidated Balance Sheet for the nine months ended December 31, 2010.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

As a result of this agreement, on July 20, 2010 the Company incurred an obligation to issue 1,900,000 common shares to Geo Seismic in exchange for 3D seismic exploration service.  The obligation to issue the shares has been treated as an accrued non-cash share based obligation on the Company’s balance sheet, because as of December 31, 2010, the Company was still awaiting applicable regulatory and other approvals of the issuance of the shares. The shares have been valued at $0.56 which was the closing market price of Company’s shares on July 20, 2010. As a result of this transaction $1,064,000 was capitalized to oil and gas properties.

The Company has treated this transaction with Geo Seismic as a transaction with a related party.

Consulting Agreement

On October 15, 2008 the MEMR increased Emir Oil’s contract territory from 460 square kilometers to 850 square kilometers. In connection with this extension, and any other territory extensions or acquisitions, the Consultant will be paid a share payment in restricted common stock for resources and reserves associated with any acquisition. The value of any acquisition property will be determined by reference to a 3D seismic study and a resource/reserve report by a qualified independent petroleum engineer acceptable to the Company. The acquisition value (“Acquisition Value”) will be equal to the total barrels of resources and reserves, as defined and determined by the engineering report multiplied by the following values:

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

On July 20, 2010 the Company incurred an obligation to issue 3,947,538 common shares to the Consultant as the success fee for assisting the Company to obtain an extension of the territory for exploration. The calculation for amount of shares to be issued was based on resource report, which confirms 51,318,000 barrels of oil on extended territory multiplied by $0.50 rate as per contract divided by $6.50.  The shares have been valued at $0.56 per share, which was the closing market price of Company’s shares on July 20, 2010. As a result of this transaction $2,214,569 was capitalized to oil and gas properties.

On November 18, 2010 3,947,539 common shares have been issued to the Consultant for assisting the Company to obtain extension of the territory for exploration.

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

 Stock options outstanding and exercisable as of December 31, 2010 were as follows:

	Number of Shares	Weighted Average Exercise Price

As of March 31, 2010	920,783	$ 5.04

Granted	-	-
Exercised	-	-
Expired	(820,783)	$ 4.75

As of December 31, 2010	100,000	$ 7.40

Additional information regarding outstanding options as of December 31, 2010 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Options	Weighted Average Exercise Price

$ 7.40	100,000	$ 7.40	5.00	100,000	$ 7.40

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 15 – REVENUES

The Company exports oil for sale to the world markets via the Aktau sea port. Sales prices at the port locations are based on the average quoted Brent crude oil price from Platt’s Crude Oil Marketwire for the three days following the bill of lading date less discount for transportation expenses, freight charges and other expenses borne by the customer.

The Company recognized revenue from sales as follows:

	Three months ended		Nine months ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Export oil sales	$ 15,865,979	$ 13,182,284	$ 40,455,646	$ 40,596,215
Domestic oil sales	231,718	712,428	231,718	1,139,520
Domestic gas sales	412,633	-	950,779	-

	$ 16,510,330	$ 13,894,712	$ 41,638,143	$ 41,735,735

NOTE 16 – EXPORT DUTY

On April 18, 2008 the Government introduced an export duty on several products (including crude oil). The Company became subject to the duty beginning in June 2008. The formula for determining the amount of the crude oil export duty was based on a sliding scale that is tied to several factors, including the world market price for oil. In December 2008 the Government issued a resolution that cancelled the export duty effective January 26, 2009 for companies operating under the new tax code.

In July 2010 the Government issued a resolution which reenacted the export duty for several products (including crude oil). The Company became subject to the export duty in December 2010. The export duty is calculated based on fixed rate of $20 per ton or approximately $2.60 per barrel exported. The export duty fees are expensed as incurred and will be classified as costs and operating expenses. The export duty for the nine months ended December 31, 2010 amounted to $736,013.

In January 2011 the Government of the Republic of Kazakhstan increased the fixed rate for duty from $20 per ton to $40 per ton, or approximately $5.20 per barrel exported.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 17 – INCOME TAXES

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

No provision for income taxes has been recorded by the Company for the nine months ended December 31, 2010 and the deferred tax liability of $4,964,382 has remained unchanged since March 31, 2010.

Accounting for Uncertainty in Income Taxes - In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns. The Company’s U.S. federal income tax returns for the fiscal years ended March 31, 2006 through 2010 remain subject to examination. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon an audit. Therefore, the Company has no reserves for uncertain tax positions. No interest or penalties have been levied against the Company and none are anticipated, therefore no interest or penalties have been included in the provision for income taxes.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 18 - EARNINGS PER SHARE INFORMATION

The calculation of the basic and diluted earnings per share is based on the following data:

	Three months ended		Nine months ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Net income	$ 1,363,316	$ 607,081	$ 1,678,764	$ 4,677,872

Basic weighted-average common shares outstanding	53,685,060	50,365,015	52,465,539	49,420,165

Effect of dilutive securities
Warrants	-	-	-	-
Stock options	-	-	-	-
Unvested share grants	-	-	-	-
Dilutive weighted average common shares outstanding	53,685,060	50,365,015	52,465,539	49,420,165

Basic income per common share	$ 0.03	$ 0.01	$ 0.03	$ 0.09

Diluted income per common share	$ 0.03	$ 0.01	$ 0.03	$ 0.09

The Company has adopted guidance from FASC Topic 260, relating to determining whether instruments granted in share-based payment transactions are participating securities, on April 1, 2009. Accordingly the Company included certain unvested share grants defined as “participating” in the basic weighted average common shares outstanding for the three and nine months ended December 31, 2010 and 2009, respectively. Prior period comparative data has been retrospectively presented to reflect the adoption of this standard.

The diluted weighted average common shares outstanding for the three and nine months ended December 31, 2010 and 2009 does not include the effect of potential conversion of certain stock options as their effects are anti-dilutive.

The dilutive weighted average common shares outstanding for the three and nine months ended December 31, 2010 and 2009, respectively, does not include the effect of the potential conversion of the Notes because the average market share price for three and nine months ended December 31, 2010 was lower than potential conversion price of the Notes for this period.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 19 - RELATED PARTY TRANSACTIONS

The Company leases ground fuel tanks and other oil fuel storage facilities and warehouses from Term Oil LLC. The lease expenses for the nine months ended December 31, 2010 and 2009, totaled to $73,384 and $72,070, respectively. Also the Company made advance payments to Term Oil LLC for leased facilities and fuel tanks in the amount of $28,890 and $101,048 as of December 31, 2010 and March 31, 2010, respectively. Mr. Toleush Tolmakov, the Vice President of the Company and a holder of more than 10% of the outstanding common stock of the Company, is 100% owner of Term Oil LLC.

On March 31, 2010 the Company entered into an agreement for conducting a 3D seismic survey with Geo Seismic Service LLP (“Geo Seismic”). Mr. Toleush Tolmakov is a 30% owner of Geo Seismic.

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

As a result of this agreement, on July 20, 2010 the Company incurred an obligation to issue 1,900,000 common shares to Geo Seismic in exchange for 3D seismic exploration service.  The obligation to issue the shares has been treated as an accrued non-cash share based obligation on the Company’s balance sheet, because as of December 30, 2010, the Company was still awaiting applicable regulatory and other approvals of the issuance of the shares. The shares have been valued at $0.56 which was the closing market price of Company’s shares on July 20, 2010.

The Company has treated this transaction with Geo Seismic as a transaction with related party.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

On June 26, 2009 the Company entered into a Debt Purchase Agreement (the “Agreement”) with Simage Limited, a British Virgin Islands international business corporation (“Simage”). Simage is a company owned by Toleush Tolmakov.

Prior to the date of the Agreement, Simage had acquired by assignment, certain accounts receivable owed by Emir Oil to third-party creditors of Emir Oil in the amount of $5,973,185 (the “Obligations”). Pursuant to the terms of the Agreement, Simage assigned to the Company all rights, title and interests in and to the Obligations in exchange for the issuance of 2,986,595 shares of common stock of the Company.  The market value of the shares of common stock issued to Simage, at the agreement date, was $3,076,193.  The market value was based on $1.03 per share, which was the closing market price of the Company’s shares on June 26, 2009.

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

NOTE 20 - COMMITMENTS AND CONTINGENCIES

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

In addition to the minimum capital expenditure requirement, the Company must also comply with the other terms of the work program associated with the contract, which includes the drilling of at least six new wells by January 9, 2013. The failure to meet the minimum capital expenditures or to comply with the terms of the work program could result in the loss of the subsurface exploration contract.

During the nine months ended December 31, 2010, the Company made payment in the amount of $200,000 to social projects of the Mangistau Oblast for 2010 and payment of $200,000 to the Astana Fund.

Capital Lease Agreement

In December 2009 the Company entered into a capital lease agreement with an oil tank leasing company for the lease of oil tanks in the amount of $493,000. The agreement is effective upon receiving oil tanks by the Company. During the quarter ended December 31, 2010, the Company received the oil tanks, and accordingly had recorded the capital lease. The agreement calls for average monthly payments of $12,056 during the first year and average monthly payments of $15,010 during the second year.

Executive Contracts

On December 31, 2009, the Company entered into new employment agreements with the following executive officers of the Company: Gamal Kulumbetov, Askar Tashtitov, Evgeniy Ler and Anuarbek Baimoldin. Each of these individuals was serving in such capacity prior to entering the employment agreements.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

The agreements and all obligations thereunder may be terminated upon the occurrence of the following events: i) death, ii) disability; iii) for cause immediately upon notice from the Company or at such time as indicated by the Company in said notice; iv) for good reason upon not less than 30 days notice from an officer to the Company; or v) an extraordinary event, unless otherwise agreed in writing.

Under the agreements the named executive officer may be deemed disabled if for physical or mental reasons he is unable to perform his duties for 120 consecutive days or 180 days during any 12 month period. Such disability will be determined by a jointly agreed upon medical doctor.

The agreements provide that any of the following will constitute “cause”: i) breach of the employment agreement; ii) failure to adhere to the written policies of the Company; iii) appropriation by the officer of a material business opportunity; iv) misappropriation of funds or property of the Company; or v) conviction, indictment or the entering of a guilty plea or a plea of no contest to a felony.

“Good reason” under the agreements may mean any of the following: i) a material breach of the employment agreement; ii) assignment of the officer without his consent to a position of lesser status or degree of responsibility; iii) relocation of the Company’s principal executive offices outside the Republic of Kazakhstan; or iv) if the Company requires the officer to be based somewhere other than principal executive offices of the Company without the officer’s consent.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Consulting Agreement with Boris Cherdabayev

On December 31, 2009 the Company entered into a Consulting Agreement with Boris Cherdabayev, the Chairman of the Company’s board of directors. The Consulting Agreement became effective on January 1, 2010. Pursuant to the Consulting Agreement, in addition to his services as Chairman of the board of directors, Mr. Cherdabayev will provide such consulting and other services as may reasonably be requested by Company management.  The Consulting Agreement was amended effective February 14, 2011 in connection with the execution of the Purchase Agreement covering the Sale (as defined below) of Emir Oil, as described below (the “Consulting Agreement Amendment”).

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

The Consulting Agreement provides for an extraordinary event payment equal to the greater of $5,000,000 or the base compensation fee for the remaining initial term of the Consulting Agreement. The Consulting Agreement defines an extraordinary event as any consolidation or merger of the Company or any of its subsidiaries with another person, or any acquisition of the Company or any of its subsidiaries by any person or group of persons, acting in concert, equal to fifty percent (50%) or more of the outstanding stock of the Company or any of its subsidiaries, or the sale of forty percent (40%) or more of the assets of the Company or any of its subsidiaries, or if one or more persons, acting alone or as a group, acquires fifty percent (50%) or more of the total voting power of the Company.  The Consulting Agreement Amendment defers the Company’s obligation to pay any extraordinary event payment to Mr. Cherdabayev under the agreement until the first year anniversary of the closing date of the sale of Emir Oil, and limits the amount of any such payment to the funds then remaining available in the escrow holdback contemplated by the Purchase Agreement if less than $5,000,000.

Litigation

In December 2003, Brian Savage, Thomas Sinclair and Sokol Holdings, Inc. filed complaints against the Company, its founders, and former directors, Georges Benarroch and Alexandre Agaian.  The complaints all arose from the acquisition of a controlling interest in Emir Oil.  Emir Oil controlled the right to explore for oil and gas in the Aksaz, Dolinnoe and Emir oil and gas fields in Kazakhstan.  The original complaint was filed in the Fifteenth Judicial District Court in and for Palm Beach County, Florida, but was dismissed by agreement. Subsequent complaints were filed in United States District Court for the Southern District of New York.  The procedural history of this litigation has been described in the Company’s annual and quarterly reports.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

The plaintiffs asserted claims for tortuous interference with contract, breach of contract, unjust enrichment, unfair competition and breach of fiduciary duty.  In November 2009 defendants moved for summary judgment on all claims. On June 29, 2010 the United States District Court issued an Opinion and Order granting in part and denying in part defendants’ summary judgment motion. The Court dismissed the breach of contract and fiduciary duty claims in their entirety. The Court allowed plaintiffs’ claim for tortuous interference with contract to proceed to trial and allowed the unfair competition and unjust enrichment claims to proceed on theories of misappropriation of or unjust enrichment from taking the “product of plaintiffs’ investment of labor, skill and expenditures with respect to a business plan, system, or venture, even absent a showing of ‘novelty.’”

The Court scheduled a jury trial for October 5, 2010.  However, in a series of rulings on motions in limine and pursuant to the Court's Order to Show Cause in advance of trial, the Court granted summary judgment dismissing the claims for unjust enrichment and tortuous interference with contract as to all defendants.  The Court allowed the unfair competition claim to proceed to trial, but limited the damages recoverable from that claim to the value of plaintiffs’ investment of labor, skill and expenditures plaintiffs allegedly provided to defendants. Plaintiffs sought reconsideration of the Court’s rulings, which was denied.

After the Court reaffirmed its decisions, plaintiffs agreed that with respect to the unfair competition claim plaintiffs had no evidence of damages other than the evidence the District Court had excluded pursuant to its ruling on a motion in limine and therefore plaintiffs orally stipulated to the entry of summary judgment against plaintiffs on that count as well. A stipulation as to the remaining claim of unfair competition was read into the record and accepted by the Court on October 5, 2010, with the parties being directed to submit a final order for entry by the Court.  Defendants prepared a written stipulation and final order and submitted it to plaintiffs. Plaintiffs have refused to execute the stipulation and order prepared by defendants until an issue concerning the BMB Defendants designation of certain material as confidential under a protective order is resolved.  On Feb. 8, 2011 the Court signed the final order submitted by the BMB Defendants granting judgment against plaintiffs and in favor of the  BMB defendants based on its prior orders and the stipulations of the parties entered on the record on October 5, 2010, thereby terminating proceedings before the District Court. The judgment was filed on February 9, 2011.   Plaintiffs may appeal the decisions of the District Court and if they choose to do so they must file a notice of appeal within 30 days after the judgment or order appealed from is entered.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

NOTE 21 - FINANCIAL INSTRUMENTS

As of December 31, 2010 and March 31, 2010 cash and cash equivalents included deposits in Kazakhstan banks in the amount $3,055,611 and $3,721,701, respectively, and deposits in U.S. banks in the amount of $3,159,230 and $2,718,693, respectively. Kazakhstan banks are not covered by FDIC insurance, nor does the Republic of Kazakhstan have an insurance program similar to FDIC. Therefore, the full amount of our deposits in Kazakhstan banks was uninsured as of December 31, 2010 and March 31, 2010. The Company’s deposits in U.S. banks are also in non-FDIC insured accounts which means they too are not insured to the $250,000 FDIC insurance limit. To mitigate this risk, the Company has placed all of its U.S. deposits in a money market account that invests in U.S. Government backed securities. As of December 31, 2010 and March 31, 2010 the Company made advance payments to Kazakhstan companies and Government bodies in the amount of $8,232,860 and $7,219,431, respectively. As of December 31, 2010 and March 31, 2010 restricted cash reflected in the long-term assets consisted of $875,051 and $770,553, respectively, deposited in a Kazakhstan bank and restricted to meet possible environmental obligations according to the regulations of Kazakhstan. Furthermore, the primary asset of the Company is Emir Oil LLP; an entity formed under the laws of the Republic of Kazakhstan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Consolidated Financial Statements and the accompanying notes included in this Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with the Form 10-K of the Company for the fiscal year ended March 31, 2010.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Rule 175 promulgated thereunder that involve inherent risks and uncertainties.  Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “seek,” “could,” “should,” “predict,” “continue,” “future,” “may” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other factors that could cause actual results, performance or events to differ materially from any results, performance or events expressed or implied by such forward-looking statements.  All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and identified from time to time in our filings with the SEC including, among others, the following risk factors:

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

Recent Developments

As  discussed above, on February 14, 2011, we entered into the Purchase Agreement with MIE Holdings Corporation (“Parent”), and its subsidiary, Palaeontol B.V. (the “Buyer”), pursuant to which we have agreed to sell all of our interest in our wholly-owned operating subsidiary, Emir Oil, to the Buyer (the “Sale”).  The Parent, a Hong Kong Stock Exchange listed company (SEHK: 1555), is one of the leading independent upstream oil companies operating onshore in the People’s Republic of China as measured by gross production under production sharing contracts.  The initial purchase price is $170 million and is subject to various closing adjustments and the deposit of $36 million in escrow to be held for a period of 12 months following the closing for indemnification purposes. In connection with the Sale, all intercompany notes of Emir Oil in favor of the Company will be transferred to the Buyer.  Upon consummation of the Sale, we will use a portion of the proceeds to repay our outstanding convertible Notes and to pay transaction costs and expenses.

We intend to make an initial cash distribution to stockholders in the estimated range of $1.04 to $1.10 per share upon the closing from the Sale proceeds, after giving effect to the estimated closing adjustments and escrow holdback amount, the repayment of the Notes and after providing for the payment or reserve of other projected liabilities and transaction costs.  The mid-point of the estimated initial distribution price range ($1.07) represents a premium of 19% over the prior 30-day average closing price of our common stock as of the market close on February 11, 2011, the trading day immediately preceding our public announcement of the Sale on February 14, 2011, as reported on the NYSE Amex.  We intend to make a second distribution to stockholders that could range up to approximately $0.30 per share following termination of the escrow, subject to the availability of funds to be released from the escrow, actual costs incurred and other factors.

The Purchase Agreement and Sale were approved by the five independent directors of the Company, based upon a recommendation by an independent oversight committee of the board.  UBS Investment Bank advised the independent oversight committee in the transaction.

The description of the Purchase Agreement and the proposed Sale in this report does not purport to be complete and is qualified in its entirety by reference to the Current Report on Form 8-K of the Company filed with the SEC on February 18, 2011.

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

The contract we hold follows the above format.  Our annual work program year ends on January 9 each year. From the beginning of the exploration stage of our contract through January 9, 2011, our minimum mandatory expenditure requirement was $80,630,000, including drilling at least 13 wells.  From the beginning of the exploration stage of our contract through December 31, 2010, we had expended $337,310,000 in exploration activities, including the drilling of 24 wells. Our minimum annual expenditure requirements going forward are: $27,240,000 for the period from January 2011 to January 2012, including the drilling of at least four wells; and $14,840,000 for the period from January 2012 to January 2013, including the drilling of at least two wells.

We began drilling in the fields of the ADE block in 2004.  Since 2005 we have been drilling in the Southwest Block in the Kariman field.  Our drilling activities have consisted in drilling an array of exploratory wells to delineate reservoir structures and developmental wells intended to provide income to the Company.  During fiscal 2009 we completed a very active three-year drilling program. During this time we drilled 17 wells to an average depth of 3,800 meters.  Beginning in September of 2008 we began to phase out our new well drilling activities and released the four large drilling rigs we had under contract as drilling projects were completed.

During fiscal 2010 we focused our efforts on building a sound financial basis to support our development of a long-term and profitable oil and gas exploration and production business by reducing current accounts payable, conducting field operations focused on maximizing production and field delineation and investigating the Northwest Block.

In fiscal 2011 we have continued our efforts to develop our business and to increase oil and gas production.  Because of our limited available funds available for drilling activities during fiscal 2011, we have attempted to increase production through drilling directional sidetracks at existing wells, which is less expensive than drilling new vertical wells.

Drilling Operations, Well Performance and Production

         During the fiscal quarter ended December 31, 2010, we continued our efforts to increase production by means of drilling directional sidetracks.  During the quarter we completed drilling of sidetracks on the Kariman-6 and Aksaz-2 wells.

Sidetracking operations on the Kariman-6 well commenced in September 2010.  Logging operations to determine and adjust the direction of the wedge-deflector to 115º in azimuth, were conducted after assembling and lowering of the wedge-deflector, provided by Burintech, to the targeted depth. A 6 5/8” window was cut in the casing pipe, using mills with 127, 135 and 141 mm diameter in the 3,165.6-3,172.8 meter interval, then the 3,166-3,563 meter interval was drilled, using an assembly of a 5 ½" drill bit and a 4 ¼" Smith downhole motor (several drill bits were replaced during drilling operations).  We experienced tight pulls up to 10-14 tons and landslide rock on the shakers while drilling. Alternate lowering of the bottomhole assembly №11R to the bottom hole with reaming was conducted with drilling in the interval of 3,563-3,649 meters. Sticking occurred during directional drilling at the depth of 3,649 meters.

We have attempted several methods for release of the stuck pipe and drill bit, including reciprocating with the use of a drilling jar, spotted oil bath around the stuck drill pipe, and shearing with shape chargers.  All of these operations were unsuccessful, and sidetrack operations at the Kariman-6 well were abandoned in November 2010.

The sidetrack on the Aksaz-2 well commenced in November 2010.  Logging operations to determine and adjust the direction of the wedge-deflector to 333º in azimuth, were conducted after assembling and lowering of the wedge-deflector, provided by Burintech, to the targeted depth. A 6 5/8” window was cut in the casing pipe, using mills with 127, 135 and 141 mm diameter in the 3,916-3,924 meter interval, then the 3,924-4,229 meter interval was drilled, using an assembly of a 5 ½" drill bit and a 4 ¼" Smith downhole motor (several drill bits were replaced during drilling operations). In the interval 4,200-4,229 meters sticking occurred, during borehole reaming before the alternate connection.

We conducted reciprocating with the use of a drilling jar, and spotted diesel bath around the stuck drill pipe, with volume of 4 cubic meters, with no results.  We also spotted an acid bath with volume of 5 cubic meters and freed the drilling pipe from sticking.  The drill bit was replaced and the 4,229-4,238 meter interval was drilled, then reaming was conducted to the window cutting level and another lowering with reaming to the depth of 4,228 meters.  During connection another sticking occurred.  An acid bath with 7 cubic meter volume was spotted, resulting in freeing of the drilling pipe.  Due to the danger of recurring sticking, we made the decision to cease drilling operations at the Aksaz-2 well in December 2010.

Despite our unsuccessful attempts at the Kariman-6 and Aksaz-2 wells, we plan to continue our efforts to increase production through drilling of horizontal sidetracks on existing wells as funds allows.  Given the very limited funds we have available for capital expenditures, we believe that sidetracking is a more cost effective method for potentially increasing production rates than drilling new vertical wells.  We have commenced sidetracking operations on the Dolinnoe-6 well which we plan to complete during the quarter ending March 31, 2011.

During the fiscal quarter ended December 31, 2010, our daily crude oil production ranged from 2,019 barrels per day to 3,170 barrels per day.  Average daily production for the quarter was 2,402 barrels per day.  Our average daily production during the fiscal quarter ended December 31, 2009 was 2,900 barrels per day.

Results of Operations

Three months ended December 31, 2010, compared to the three months ended December 31, 2009.

Revenue and Production

The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the three months ended December 31, 2010 and the three months ended December 31, 2009.

			Three months ended December 31, 2010 to the three months ended
	For the three	For the three	December 31, 2009
	months ended	months ended		%
	December 31, 2010	December 31, 2009	Increase (Decrease)	Increase (Decrease)

Production volumes:
Natural gas (in thousand m3)	11,517	-	11,517	100%
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	218,588	266,838	(48,250)	(18%)
Barrels of Oil equivalent (BOE) (3)	286,372	266,838	19,534	7%

Sales volumes:
Natural gas (in thousand m3)	10,141	-	10,141	100%
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	218,508	279,605	(61,097)	(22%)
Barrels of Oil equivalent (BOE) (3)	278,195	279,605	(1,410)	(1%)

Average Sales Price (1)
Natural gas ($ per thousand m3)	$ 40.69	-	$ 40.69	100%
Natural gas liquids ($ per Bbl)	-	-	-	-
Oil and condensate ($ per Bbl)	$ 73.67	$ 49.69	$ 23.98	48%
Barrels of Oil equivalent ($ per BOE) (3)	$ 59.35	$ 49.69	$ 9.66	19%

Operating Revenue:
Natural gas	$ 412,633	-	$ 412,633	100%
Natural gas liquids	-	-	-	-
Oil and condensate	$ 16,097,697	$ 13,894,712	$ 2,202,985	16%
Gain on hedging and derivatives (2)	-	-	-	-

(1)	At times we may produce more barrels than we sell in a given period. The average sales price is calculated based on the average sales price per barrel sold, not per barrel produced.
(2)	We did not engage in hedging transactions, including derivatives, during the three months ended December 31, 2010 or the three months ended December 31, 2009.
(3)	The coefficient for conversion of production and sales of gas from cubic meters to barrels equals: 1 thousand m3 = 5.8857 barrels of oil equivalent.

Revenues. We generate revenue under our exploration contract from the sale of oil and natural gas recovered during test production.  During the three months ended December 31, 2010 our oil production decreased 18% compared to the three months ended December 31, 2009, as a result of natural decline rates, as well as directional drilling operations that were conducted on wells Kariman-6, Dolinnoe-6 and Aksaz-2, which required us to cease production from these wells during directional drilling.

During the three months ended December 31, 2010 we realized revenue from oil sales of $16,097,697 compared to $13,894,712 during the three months ended December 31, 2009.  The significant contributing factor to the 16% increase in revenue from oil sales was a 48% increase in the price per barrel we received for oil sales because of increased world oil prices. During the three months ended December 31, 2010 and 2009 we exported 96% and 89% respectively, of our oil to the world markets and realized the world market price for those sales. Revenue from oil sold to the world markets made up 96% and 95% of total revenue, respectively, during the three months ended December 31, 2010 and 2009.

         Starting in May 2010 we began to realize revenue from natural gas sales to the domestic market. During the three months ended December 31, 2010 we realized revenue from natural gas sales of $412,633. During the periods prior to May 2010 we did not realize revenue from natural gas sales because the amount from natural gas sales was insignificant and thus was included in revenue from oil sales.  Our natural gas production is largely a byproduct of oil production.  We anticipate future natural gas production will continue to be determined by oil production.

As discussed above, our revenue is sensitive to changes in prices received for our oil.  Political instability, the economy, changes in legislation and taxation, reductions in the amount of oil we are allowed to export to the world markets, weather and other factors outside our control may also have an impact on both supply and demand and on revenue.

Costs and Operating Expenses

The following table presents details of our costs and expenses for the three months ended December 31, 2010 and 2009:

	For the three months ended December 31, 2010	For the three months ended December 31, 2009
Expenses:
Rent export tax	$ 3,104,884	$ 2,966,025
Export duty	558,210	-
Oil and gas operating(1)	2,485,683	2,819,189
General and administrative	3,680,778	2,946,160
Depletion(2)	2,558,733	2,840,787
Interest expense	2,228,010	1,159,268
Accretion expenses	125,645	113,690
Depreciation of gas utilization facility	339,243	-
Amortization and depreciation	139,401	161,943

Total	$ 15,220,587	$ 13,007,062
Expenses ($ per BOE):
Oil and gas operating(1)	8.94	10.08
Depletion (2)	9.20	10.16

(1)	Includes transportation cost, production cost and ad valorem taxes (excluding rent export tax and export duty).
(2)	Represents depletion of oil and gas properties only.

Rent Export Tax. Rent export tax is calculated based on the export sales price and ranges from as low as 0% if the export sales price is less than $40 per barrel to as high as 32% if the price per barrel exceeds $190.  Because of higher export sales prices during the three months ended December 31, 2010 rent export tax paid to the government was $3,104,884 compared to $2,966,025 during the three months ended December 31, 2009.

Export Duty.  On April 18, 2008 the government introduced an export duty on several products (including crude oil.) We became subject to the duty beginning in June 2008. The formula for determining the amount of the crude oil export duty was based on a sliding scale that was tied to several factors, including the world market price for oil. In December 2008 the government issued a resolution that cancelled the export duty effective January 26, 2009 for companies operating under the new tax code.

In July 2010 the government issued a resolution which reenacted the export duty for several products (including crude oil.) We became subject to the export duty in September 2010. The export duty is calculated based on a fixed rate of $20 per ton or approximately $2.60 per barrel exported. As a result of the export duty being reenacted, the export duty during the three months ended December 31, 2010 amounted to $558,210. We were not subject to export duty during the three months ended December 31, 2009. Export duty was not recorded as part of oil and gas operating expense and was not included in oil and gas operating expense per BOE calculation.

In January 2011 the government of the Republic of Kazakhstan increased the fixed rate of the export duty from $20 per ton to $40 per ton, or approximately $5.20 per barrel exported.

Oil and Gas Operating Expenses.  During the three months ended December 31, 2010 we incurred $2,485,683 in oil and gas operating expenses compared to $2,819,189 during the three months ended December 31, 2009.  This decrease is primarily the result of a 35% decrease in production expense, coupled with a 5% decrease in transportation expense and 5% decrease of mineral extraction tax for the three months period ended December 31, 2010 compared to the three months ended December 31, 2009.

Oil and gas operating expenses for the three months ended December 31, 2010 and 2009 consisted of the following expenses:

	Three months ended December 31,
	2010		2009
	Total	Per BOE	Total	Per BOE
Oil and Gas Operating Expenses:
Production	$ 413,976	$ 1.49	$ 634,270	$ 2.27
Transportation	1,125,938	4.05	1,186,552	4.24
Mineral extraction tax	945,769	3.40	998,367	3.57

Total	$ 2,485,683	$ 8.94	$ 2,819,189	$ 10.08

Production expense decreased 35% during the three months ended December 31, 2010 compared to the quarter ended December 31, 2009.  This decrease was primarily the result of the purchase of light crude oil for blending purposes from a third party in the amount of $411,771 during three months ended December 31, 2009.   We did not have similar purchases of light crude during the quarter ended December 31, 2010.

Transportation expenses decreased by $60,614 or 5%, as a result of decreased rent expenses paid to suppliers of rented oil trucks.  Commending in September 2010 we began transporting oil using leased oil trucks.

In January 2009 the government of the Republic of Kazakhstan imposed a mineral extraction tax.  The rate of this tax depends upon annual production output.  The new code currently provides for a 5% mineral extraction tax rate on production of oil sold to the export market, and a 2.5% tax rate for oil sold to the domestic market. The mineral extraction tax rate for gas sold to the domestic market is 0.5% and 10% for gas used for internal needs. During the three months ended December 31, 2010 mineral extraction tax paid was $945,769. During the quarter ended December 31, 2009 mineral extraction tax payments were $998,367. The 5% decrease in mineral extraction tax was due to decreased production during the three months ended December 31, 2010.

We calculate oil and gas operating expense per BOE based on the volume of oil and gas actually sold rather than production volume because not all volume produced during the period is sold during the period. The related production costs are expensed only for the units sold not produced.

Expense per BOE is a function of total expense divided by the number of barrels of oil and gas we sell.  During the three months ended December 31, 2009 we sold 279,605 barrels of oil, compared the three months ended December 31, 2010 we sold 278,195 barrels of oil and gas. The 35% decrease in production expenses and 5% decrease in transportation expenses, was offset by the 22% decrease in sales of oil volume, resulting in a $1.15, or 11%, decrease in oil and gas operating expense per BOE.

General and Administrative Expenses.  General and administrative expenses during the three months ended December 31, 2010 were $3,680,778 compared to $2,946,160 during the three months ended December 31, 2009. This represents a 25% increase. This increase in general and administrative expenses was the result of:

●
a 22% increase in professional services arising from legal fees incurred in connection with the litigation discussed in Note 20 “Commitments and Contingencies” to the Notes to the Unaudited Condensed Consolidated Financial Statements;

●	a 48% increase in rent expenses resulting from increased rents for special vehicles used at our warehouse;
●	a 14% increase in payroll expenses resulting from increase of bonus for employees; and
●	a 100% increase in compensation expense.

During the three months ended December 31, 2010 we recognized non-cash compensation expense of $420,375 resulting from restricted stock grants previously made to employees. By comparison, during the three months ended December 31, 2009 we did not recognize non-cash compensation expense for restricted stock grants previously made to employees and outside consultants.

Depletion.  Depletion expense for the three months ended December 31, 2010 decreased by $282,054 compared to the three months ended December 31, 2009. The major reason for this decrease in depletion expense was a 22% decrease in sales volume of oil during the three months ended December 31, 2010 compared to the three months ended December 31, 2009.

Amortization and Depreciation. Amortization and depreciation expense for the three months ended December 31, 2010 decreased by 14% compared to the three months ended December 31, 2009.

Income from Operations.  During the three months ended December 31, 2010 we realized income from operations of $1,289,743 compared to income from operations of $887,650 during the three months ended December 31, 2009.  This increase in income from operations during the three months ended December 31, 2010 was the result of the 19% increase in revenue which was partially offset by a 17% increase in total costs and operating expenses.

Other Income/Expense. During the three months ended December 31, 2010 we recognized total other income of $73,573 compared to total other expense of $280,569 during the three months ended December 31, 2009.  The change from other expense to other income between the respective quarters is largely attributable to a $57,122 foreign exchange gain during the quarter ended December 31, 2010 compared to a $293,438 foreign exchange loss during the quarter ended December 31, 2009.

Net Income. For the foregoing reasons, during the three months ended December 31, 2010 we realized net income of $1,363,316 or $0.03 per share compared to net income of $607,081 or $0.01 per share for the three months ended December 31, 2009.

Nine months ended December 31, 2010, compared to the nine months ended December 31, 2009.

Revenue and Production

The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the nine months ended December 31, 2010 and the nine months ended December 31, 2009.

			Nine months ended December 31, 2010 to the nine months ended
	For the nine	For the nine	December 31, 2009
	months ended	months ended		%
	December 31, 2010	December 31, 2009	Increase (Decrease)	Increase (Decrease)

Production volumes:
Natural gas (in thousand m3)	27,402	-	27,402	100%
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	638,335	751,648	(113,313)	(15%)
Barrels of Oil equivalent (BOE) (3)	799,615	751,648	47,967	6%

Sales volumes:
Natural gas (in thousand m3)	23,344	-	23,344	100%
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	626,741	785,044	(158,303)	(20%)
Barrels of Oil equivalent (BOE) (3)	764,137	785,044	(20,907)	(3%)

Average Sales Price (1)
Natural gas ($ per thousand m3)	$ 40.73	-	$ 40.73	100%
Natural gas liquids ($ per Bbl)	-	-	-	-
Oil and condensate ($ per Bbl)	$ 64.92	$ 53.16	$ 11.76	22%
Barrels of Oil equivalent ($ per BOE) (3)	$ 54.49	$ 53.16	$ 1.33	3%

Operating Revenue:
Natural gas	$ 950,779	-	$ 950,779	100%
Natural gas liquids	-	-	-	-
Oil and condensate	$ 40,687,364	$ 41,735,735	$ (1,048,371)	(3%)
Gain on hedging and derivatives (2)	-	-	-	-

(1)	At times we may produce more barrels than we sell in a given period. The average sales price is calculated based on the average sales price per barrel sold, not per barrel produced.
(2)	We did not engage in hedging transactions, including derivatives, during the nine months ended December 31, 2010 or the nine months ended December 31, 2009.
(3)	The coefficient for conversion production and sales of gas from cubic meters to barrels equals: 1 thousand m3 = 5.8857 barrels of oil equivalent.

Revenues.  During the nine months ended December 31, 2010 our oil production decreased 15% compared to the nine months ended December 31, 2009, as a result of natural decline rates of production, well downtime, and maintenance and improvement works at the oil storage facility.

During the nine months ended December 31, 2010 we realized revenue from oil sales of $40,687,364 compared to $41,735,735 during the nine months ended December 31, 2009.  The significant contributing factor to this 3% decrease in revenue from oil sales was a 20% decrease in sales volume as a result of decreased production, which was only partially offset by a 22% increase in sales price realized for oil and gas sold.  During the nine months ended December 31, 2010 and 2009 we exported 98% and 94% of our oil, respectively, to the world markets and realized world market price for those sales.  Revenue from oil sold to the world markets made up 97% of total revenue during the nine months ended December 31, 2010 and 2009.

We began realizing revenue from natural gas sales to the domestic market in May 2010.  During the nine months ended December 31, 2010 we realized revenue from natural gas sales of $950,779.  Prior to May 2010 we did not realize revenue from natural gas sales, because the amounts realized from natural gas sales were insignificant and thus were included in revenue from oil sales.

Costs and Operating Expenses

The following table presents details of our costs and expenses for the nine months ended December 31, 2010 and 2009:

	For the nine months ended December 31, 2010	For the nine months ended December 31, 2009
Expenses:
Rent export tax	$ 8,214,750	$ 6,945,938
Export duty	736,013	-
Oil and gas operating(1)	6,619,854	6,739,473
General and administrative	11,173,979	10,750,099
Depletion(2)	7,099,897	7,953,515
Interest expense	4,431,142	3,452,646
Accretion expenses	367,370	332,415
Depreciation of gas utilization facility	904,648	-
Amortization and depreciation	442,707	454,756

Total	$ 39,990,360	$ 36,628,842
Expenses ($ per BOE):
Oil and gas operating(1)	8.67	8.59
Depletion (2)	9.29	10.13

(1)	Includes transportation cost, production cost and ad valorem taxes (excluding rent export tax and export duty).
(2)	Represents depletion of oil and gas properties only.

Rent Export Tax. During the nine months ended December 31, 2010 rent export tax paid to the government amounted to $8,214,750 compared to $6,945,938 during the nine months ended December 31, 2009. The $1,268,812 or 18% increase in rent export tax was due to the tax rate and tax base calculation, which is dependent upon oil price.

Export Duty.  In July 2010 the government issued a resolution which reenacted the export duty for several products (including crude oil.)  We became subject to the export duty in September 2010.  As a result, we incurred export duty during the nine months ended December 31, 2010 of $736,013.  We were not subject to export duty during the nine months ended December 31, 2009.  Export duty was not recorded as part of oil and gas operating expense and was not included in oil and gas operating expense per BOE calculation.

In January 2011 the government of the Republic of Kazakhstan increased the fixed rate for duty from $20 per ton to $40 per ton, or approximately $5.20 per barrel exported.

Oil and Gas Operating Expenses.  During the nine months ended December 31, 2010 we incurred $6,619,854 in oil and gas operating expenses compared to $6,739,473 during the nine months ended December 31, 2009.  This decrease was primarily the result of a 28% decrease in production expense, which was partially offset by 10% increase in transportation expense for the nine months period ended December 31, 2010 compared to the nine months ended December 31, 2009.

Oil and gas operating expenses for the nine months ended December 31, 2010 and 2009 consist of the following expenses:

	Nine months ended December 31,
	2010		2009
	Total	Per BOE	Total	Per BOE
Oil and Gas Operating Expenses:
Production	$ 1,024,479	$ 1.34	$ 1,413,511	$ 1.80
Transportation	3,046,105	3.99	2,769,088	3.53
Mineral extraction tax	2,549,270	3.34	2,556,874	3.26

Total	$ 6,619,854	$ 8.67	$ 6,739,473	$ 8.59

The 17% increase in production expense during the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009 was primarily the result of property tax expenses on group units for the period from fiscal year 2005 to fiscal year 2010 which we recognized during the three months ended December 31, 2010.

Transportation expenses during the nine months ended December 31, 2010 increased by $277,017, or 10%, as a result of an increase of $112,031, or 22%, in salary and related payments, which is represented in bonus and overtime salary of personnel related to transportation, an increase of $40,299, or 34%, in depreciation expense of fixed assets, which is due to the depreciation expense recognized for leased oil trucks, and an increase of $66,844 or 100% in interest expense for oil truck leases, which the Company was not subject to during nine months ended December 31, 2009.

During the nine months ended December 31, 2010 mineral extraction tax paid to the government was $2,549,270.  During the nine months ended December 30, 2009 mineral extraction tax was $2,556,874.

We calculate oil and gas operating expense per BOE based on the volume of oil and gas actually sold rather than production volume because not all volume produced during the period is sold during the period. The related production costs are expensed only for the units sold not produced.

Expense per BOE is a function of total expense divided by the number of barrels of oil and gas we sell.  During the nine months ended December 31, 2009 we sold 785,044 barrels of oil, by comparison, during the nine months ended December 31, 2010 we sold 764,137 barrels of oil and gas. The 20% decrease in the volume of oil sold coupled with a 10% increase in transportation expenses, was almost completely offset by a 28% decrease in production expenses, which resulted in a $0.08, or 1%, increase in oil and gas operating expense per BOE.

General and Administrative Expenses.  General and administrative expenses during the nine months ended December 31, 2010 were $11,173,979 compared to $10,750,099 during the nine months ended December 31, 2009.  This represents a 4% increase. This increase in general and administrative expenses was the result of the following:

●	a 190% increase in other taxes, due to the incurred property tax expenses for 2010;
●	a 17% decrease in business trips and accommodation expenses;
●
a 60% increase in professional services, resulting from increased legal fees incurred in the  litigation identified in Note 20 “Commitments and Contingencies” to the Notes to the Unaudited Consolidated Financial Statements;

●	a 40% increase rent expenses, resulting from increased rent of special vehicles for use in our warehouse; and
●	a 15% increase in payroll expenses, resulting from increase of bonus salaries for employees.

These increases were only partially offset by:

●
a 74% decrease in environmental payments for flaring of unused natural gas as a result of decreased production.  The amount of environmental payments totaled $48,789 and $190,475 during the nine months ended December 31, 2010 and 2009, respectively; and

●	a 54% decrease in compensation expense.

During the nine months ended December 31, 2010 we recognized non-cash compensation expense of $1,254,025 resulting from restricted stock grants previously made to employees. By comparison, during the nine months ended December 31, 2009 we recognized non-cash compensation expense in the amount of $2,744,133 for restricted stock grants previously made to employees and outside consultants.

Depletion.  Depletion expense for the nine months ended December 31, 2010 decreased by $853,618 compared to the nine months ended December 31, 2009. The principal reason for this decrease in depletion expense was a 20% decrease in sales volume of oil during the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009.

Amortization and Depreciation. Amortization and depreciation expense for the nine months ended December 31, 2010 decreased 3% compared to the nine months ended December 31, 2009.

Income from Operations.  During the nine months ended December 31, 2010 we realized income from operations of $1,647,783 compared to income from operations of $5,106,893 during the nine months ended December 31, 2009. This decrease in income from operations during the nine months ended December 31, 2010 is the result of the 9% increase in total costs and operating expenses.

Other Income/Expense. During the nine months ended December 31, 2010 we recognized total other income of $30,981 compared to total other expense of $429,021 during the nine months ended December 31, 2009.  The 107% change from other expense to other income between the respective periods is largely attributable to $288,068 of interest income realized during the nine month ended December 31, 2010, which was offset by a $209,295 foreign exchange loss, coupled with $47,792 other expense.

Net Income. For the foregoing reasons, during the nine months ended December 31, 2010 we realized net income of $1,678,764 or $0.03 per share compared to net income of $4,677,872 or $0.09 per share for the nine months ended December 31, 2009.

Liquidity and Capital Resources

For the period from inception on May 6, 2003 through December 31, 2010 we have incurred capital expenditures of $337,310,000 for exploration, development and acquisition activities.  Funding for our activities has historically been provided by funds raised through the sale of our common stock and debt securities and revenue from oil sales.  From inception to December 31, 2010 we raised approximately $94.6 million through the sale of our common stock.  Additionally, during the quarter ended September 31, 2007 we completed the placement of $60 million in principal amount of 5.0% Convertible Senior Notes due in 2012.  The net proceeds from the Note issuance of approximately $56.2 million were used to pursue our drilling program.  For additional detail regarding the Notes, see Note 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Report.

The terms of the original indenture (the “Indenture”) governing the Notes provided for three put dates that allowed the Noteholders to redeem the Notes prior to their 2012 maturity date.  The first two put dates passed unexercised.  The third put date was July 13, 2010.  Because we would have been unable to repay the Notes at July 13, 2010, we have been engaged in ongoing negotiations with the Noteholders to restructure the Notes.  In connection with these negotiations, we entered into Supplemental Indenture No. 1 in July 2010, Supplemental Indenture No. 2 in September 2010, Supplemental Indenture No. 3 in December 2010 and Supplemental Indenture No. 4 in January 2011 (collectively the “Supplemental Indentures”).  The Supplemental Indentures amend and supplement the original Indenture.  Each Supplemental Indenture granted the Noteholders an additional put option date extending their put right.  In exchange for each additional put option date, the Noteholders separately agreed to forebear from exercising their put right for a specified time period, with certain exceptions.

In connection with the execution of Supplemental Indenture No. 3 we agreed to increase the put price from 104% of the principal amount and accrued but unpaid interest as of the put exercise date to 104.88% of the principal amount together with accrued but unpaid interest as of the put exercise date.  We aslo agreed to an increase in the interest rate of the Notes from 5% to 9% effective as of July 13, 2010.

In connection with the execution of Supplemental Indenture No. 4, we agreed to increase the put price from 104.88% of the principal amount and accrued but unpaid interest as of the put exercise date to 105% of the principal amount together with accrued but unpaid interest as of the put exercise date.

Prior to entering into each Supplemental Indenture, including Supplemental Indenture No. 4, we were in default of certain covenants contained in Article 9 of the Indenture requiring us to maintain a minimum net debt to equity ratio and to comply with certain notice, delivery and other provisions.  In the context of the Indenture, the equity portion of the ratio is determined by reference to the market value of the Company’s common stock, not the Company’s book value. The market value of our common stock has declined since the Notes were issued.

Under Supplemental Indenture No. 4, the Noteholders have a put right that commenced on January 31, 2011 and expires on February 28, 2011.  In exchange for this put right, the Noteholders separately agreed they will not exercise their put options for the previous put date and they will not exercise their put options for the put right granted under Supplemental Indenture No. 4 prior to February 28, 2011; provided, however, the Noteholders may exercise any existing put options at any time prior to their respective expiration dates upon the occurrence of any of the following: (i) a default occurs under the Indenture, as supplemented and amended, excluding certain defaults that occurred prior to January 26, 2011, (ii) failure by us or any of our material subsidiaries to timely pay any Indebtedness (as defined in the Indenture, as supplemented and amended,) or any guarantee of any Indebtedness that exceeds U.S. $1,000,000, or any Indebtedness becomes due and payable prior to its stated maturity other than at our option or at the option of any of our material subsidiaries, or (iii) the Noteholders holding a majority in outstanding principal amount of the Notes provide notice to the Company and the other Noteholders that negotiations with respect to the restructuring of the Notes have terminated.  Therefore, it is possible the Noteholders could exercise a put option with respect to the Notes prior to February 28, 2011 if any of the foregoing events occur.

We continue our efforts to finalize agreement on restructuring our Notes.  Previously we had agreed with the Noteholders to secure the Notes with the assets and stock of our subsidiary, Emil Oil.  We had also agreed that Emir Oil would guarantee the Indebtedness.  However, following further investigation of Kazakhstan law and the possible tax consequences, we have determined that it is not feasible for us and for Emir Oil to provide such security, or for Emir Oil to guarantee the Indebtedness, and the Noteholders have agreed to forego that security and guaranty.  As a result, we have agreed to a further increase of the coupon rate of the Notes from 9.0% to 10.75%, commencing January 13, 2011, which will continue to be payable semi-annually thereafter.

We have also agreed that upon consummation of the plan of restructure, we will make a $1,000,000 cash payment towards the principal balance of the Notes, which will result in an adjusted principal amount of $61,400,000 after giving effect to the payment.  The cash payment and the increase in the principal amount reflect an adjustment based on the value of the unexercised seventh put option described in Supplemental Indenture No. 4.  Also, we have agreed to an additional coupon that will be payable if the product of the price of Brent and our production volumes exceeds certain threshold levels.  We will agree, beginning six months after the issue or restructuring date, to make semiannual principal amortization payments of 30% of our excess cash flow as of each principal payment date.  In addition, if the “cash and cash equivalents” line item of our consolidated balance sheets as of the last day of any fiscal quarter exceeds $15,000,000, we will immediately pay over the excess to the Trustee, and the Trustee will apply that amount to the payment of the outstanding principal amount of the Notes on the next principal payment date.

The parties intend to amend the maturity date and redemption and conversion provisions of the Notes and the existing Indenture.  The new maturity date of the Notes will be July 13, 2013.  The restructure contemplates the Noteholders will be granted a new put option, exercisable one year prior to the new maturity date.

The conversion price of the Notes will be reduced to $2.00 per share, subject to certain adjustment events, including events included in the original Indenture and the minimum conversion price will be reduced to a floor of $1.00 per share (the “Conversion Price Reduction”).  The Conversion Price Reduction will not occur at the time we execute the amended Indenture.  It will be subject to shareholder approval, and we expect to obtain an undertaking from our directors and officers to vote their shares in favor of the Conversion Price Reduction at the time we execute the amended indenture and to seek a similar undertaking from our two largest shareholders immediately thereafter.  The Conversion Price Reduction may also be subject to the approval of the Kazakhstan Ministry of Oil & Gas.

 In the event of a change in control of the Company (which will now include a sale of all or substantially all of our assets or the assets of Emir Oil, or the sale of all or substantially all of our equity interests in Emir Oil), the Noteholders will have an option to redeem their Notes at a price equal to 110% of the Notes or to convert their Notes to Company common stock.  We will have the option to redeem the Notes in the event the closing market price for our common stock exceeds 200% of the then current conversion price.

If an Event of Default occurs under the Indenture, in addition to our obligation to pay all principal and accrued interest due under the Notes, we will be required to pay the Event of Default Accretion, which will be defined as being the amount equal to the result of dividing 4% of the principal of each Note by a fraction, the numerator of which is the number of days between the date of the original indenture and the date that the principal of the Note becomes due after an Event of Default occurs, and the denominator of which is the number of days between the date of the original indenture and the maturity date of the Notes.

It is contemplated that we will agree to certain other changes to the terms of the Indenture.  Once definitive documents are executed, the Noteholders will have the right to appoint one board member to the Company’s board of directors, who will also sit on the compensation committee. We will be required to maintain customary director and officer liability insurance with coverage of not less than $5,000,000 in favor of all members of our board of directors, althoughif the cost of such coverage for all members of the our board of directors would exceed an aggregate of $100,000 in annual premiums (the “Aggregate Cost”), then we will be required to maintain the maximum amount of such coverage available for all members of our board of directors at the annual Aggregate Cost.  We will cause Emir Oil to amend its organizational documents to establish a board of directors or similar body and the Noteholders will have the right to appoint one member to that board of directors of similar body.  Emir Oil will also be required to maintain similar director and officer liability insurance.  The Noteholders will be granted certain registration, listing and tag along rights with respect to shares issuable upon conversion of the Notes.  We will agree to certain restrictions on incurring new indebtedness, placing liens on our assets or those of Emir Oil, uses of proceeds from any new debt or equity offerings, capital expenditures, dividends and other distributions, disposal of assets, investments and affiliate transactions and such other and customary covenants acceptable to the Noteholders.  These covenants include a prohibition on our paying dividends on shares of our common stock.  We will also agree that if any Noteholder exercises its put rights and we are unable, or fail to, timely redeem any Note, we will appoint an independent investment bank, approved by a majority of the Noteholders to advise us on the sale of our company. We will not adopt or amend any existing incentive plans or plan providing for payment in respect of severance, change in control or other extraordinary events or transactions until the Notes are repaid in full.  We have agreed to maintain the NYSE Amex listing of our common stock.

The parties continue to work toward definitive documents to restructure the Notes upon the terms disclosed above, but such documents have not yet been completed and there is no guarantee we will be able to finalize definitive documents to restructure the Notes on the terms discussed above.

If the Noteholders were to exercise their put right or accelerate the Notes, we would have insufficient funds to repay the Notes.  The outstanding balance of unpaid principal and interest under the Notes was $63,669,948 as of February 28, 2011.  As we would have insufficient funds to repay the Notes, the Noteholders could seek any legal remedies available to them to obtain repayment of the Notes.

At December 31, 2010, our current liabilities exceeded our current assets by $3,868,190.  Included in the current liabilities amount is $1,064,000 of accrued non-cash share based obligations.  At December 31, 2010, we had cash and cash equivalents of $6,214,841. Through the first nine months of our fiscal year net cash provided by operating activities was $23,299,231 and we had realized net income of $1,678,764.  We believe that cash on hand and anticipated revenues from operations will be sufficient to fund our operations for the remainder of the current fiscal year unless the Noteholders exercise their redemption rights or accelerate the Notes.

Cash Flows

During the nine months ended December 31, 2010, cash was primarily used to fund exploration expenditures.  See below for additional discussion and analysis of cash flow.

	Nine months ended December 31, 2010	Nine months ended December 31, 2009

Net cash provided by operating activities	$ 23,299,231	$ 9,929,483
Net cash used in investing activities	$ (21,904,292)	$ (7,941,040)
Net cash used in financing activities	$ (1,620,492)	$ (1,500,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (225,553)	$ 488,443

Our principal source of liquidity during the nine months ended December 31, 2010 was cash and cash equivalents. At March 31, 2010 cash and cash equivalents totaled approximately $6.4 million. At December 31, 2010 cash and cash equivalents had decreased to approximately $6.2 million. During the nine months ended December 31, 2010 we spent approximately $22 million to fund drilling and development activities.

Certain operating cash flows are denominated in local currency and are translated into U.S. dollars at the exchange rate in effect at the time of the transaction. Because of the potential for civil unrest, war and asset expropriation, some or all of these matters, which impact operating cash flow, may affect our ability to meet our short-term cash needs.

Contractual Obligations and Contingencies

The following table lists our significant commitments at December 31, 2010, excluding current liabilities as listed on our consolidated balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital Expenditure Commitment(1)	$ 42,080,000	$ 27,240,000	$ 14,840,000	$ -	$ -
Due to the Government of the Republic of Kazakhstan(2)	16,716,956	-	1,671,696	3,343,391	11,701,869
Liquidation Fund	5,079,715	-	5,079,715	-	-
Capital Lease Payments(3)	559,150	292,825	266,325	-	-
Convertible Notes with Interest(4)	75,123,785	5,400,000	69,723,785	-	-

Total	$ 139,559,606	$ 32,932,825	$ 91,581,521	$ 3,343,391	$ 11,701,869

(1)
Under the terms of our subsurface exploration contract we are required to spend a total of $42 million in exploration activities on our properties, including a minimum of $27.2 million by January 2012 and $14.8 million by January 2013. As of December 31, 2010, we have spent a total of $337 million in exploration activities. The rules of the Ministry of Oil and Gas provide a process whereby capital expenditures in excess of the minimum required expenditure in any period may be carried forward to meet the minimum obligations of future periods.  Our capital expenditures in prior periods have exceeded our minimum required expenditures by more than $215 million.

(2)
In connection with our acquisition of the oil and gas contract covering the ADE Block, the Southeast Block and the Northwest Block, we are required to repay the ROK for historical costs incurred by it in undertaking geological and geophysical studies and infrastructure improvements.  Our repayment obligation for the ADE Block is $5,994,200, our repayment obligation for the Southeast Block is $5,350,680 and our repayment obligation for the Northwest Block is $5,372,706.  The terms of repayment of these obligations, however, will not be determined until such time as we apply for and are granted commercial production rights by the ROK.  Should we decide not to pursue commercial production rights, we can relinquish the ADE Block, the Southeast Block and/or the Northwest Block to the ROK in satisfaction of their associated obligations. The recent addenda to our exploration contract which granted us with the extension of exploration period and the rights to the Northwest Block also require us to make additional payments to the liquidation fund, stipulated by the Contract.

(3)
In December 2009 we entered into a capital lease agreement with a vehicle leasing company for the lease of oil trucks. Under the terms of the lease we are required to make payments in the amount of $292,825 for the year 2011 and $266,325 for the year 2012.

(4)
On July 16, 2007 the Company completed the private placement of $60 million in principal amount of 5.0% Convertible Senior Notes due 2012 (“Notes”). On December 23, 2010 the terms of the Notes were amended. Interest will be paid at a rate of 9.0% per annum on the principal amount, payable semiannually.  The Notes are callable and subject to early redemption at February 28, 2011.  Unless previously redeemed, converted or purchased and cancelled, the Notes will be redeemed by the Company at a price equal to 107.2% of the principal amount thereof on July 13, 2012. The Notes constitute direct, unsubordinated and unsecured, interest bearing obligations of the Company.  For additional details regarding the terms of the Notes, see Note 11 – Convertible Notes Payable to the notes to our Unaudited Consolidated Financial Statements.

Off-Balance Sheet Financing Arrangements

As of December 31, 2010, we had no off-balance sheet financing arrangements.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Our primary market risks are fluctuations in commodity prices and foreign currency exchange rates. We do not currently use derivative commodity instruments or similar financial instruments to attempt to hedge commodity price risks associated with future crude oil production.

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for crude oil.  Prices also affect the amount of cash flow available for capital expenditures and our ability to either borrow or raise additional capital. Price affects our ability to produce crude oil economically and to transport and market our production either through export to international markets or within Kazakhstan.  Our third fiscal quarter crude oil sales in the international export market were based on prevailing market prices at the time of sale less applicable discounts due to transportation.

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

During the fiscal quarter ended December 31, 2010, we sold 218,508 barrels of oil and condensate.  We realized an average sales price per barrel of $73.67. For purposes of illustration, assuming the same sales volume but decreasing the average sales price we receive from oil sales by $5.00 and $10.00 respectively would change total revenue from oil sales as follows:

	Average Price Per Barrel	Barrels of Oil Sold	Approximate Revenue from Oil Sold (in thousands)	Reduction in Revenue (in thousands)
Actual sales for the three months ended December 31, 2010	$ 73.671	218,508	$ 16,098	$ -
Assuming a $5.00 per barrel reduction in average price per barrel	$ 68.671	218,508	$ 15,005	$ 1,093
Assuming a $10.00 per barrel reduction in average price per barrel	$ 63.671	218,508	$ 13,913	$ 2,185

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

Our foreign-denominated monetary assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rate at December 31, 2010 would have affected our net income by less than $1 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 20 “Commitments and Contingencies” to the Notes to the Unaudited Consolidated Consolidated Financial Statements under Part I – Item 1of this Form 10-Q.

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

Failure to complete or delays in completing the Sale could have a material adverse impact on our stock price and our business.

If the Sale of Emir Oil pursuant to the Purchase Agreement is not completed, or there are delays in completing the Sale, our stock price and our business could be materially adversely affected and we would be subject to a number of risks, including the following: (i) the current trading price of our common stock may reflect a market assumption that the Sale will be completed and a failure to complete or delays in completing the Sale could result in a decline in the price of our common stock; (ii) we will be required to pay certain costs relating to the Sale, including certain investment banking, financing, legal and accounting fees and expenses, whether or not the Sale is completed; (iii) we may be unable to pay the termination fee ($17 million) and or Buyer’s expenses (not to exceed $3.5 million) as provided in the Purchase Agreement in the event the Sale is terminated for reasons set forth in the termination provisions of the Purchase Agreement; and (iv) the Purchase Agreement places restrictions on the conduct of our business prior to completion of the Sale or termination of the Purchase Agreement, and such restrictions may prevent us from taking actions that may be beneficial to our business during the pendency of the Sale. There can be no assurance that these risks will not materialize, and if any of them do, they may have a material adverse effect on our financial position, results of operations, cash flows, and our business and prospects.

If we are unsuccessful in restructuring the Notes, we do not have the funds, or the ability to raise the funds, necessary to repurchase the Notes if the Noteholders exercise their put right or declare an event of default and accelerate the Notes.

We have reached an agreement in principle with our Noteholders on a proposed restructuring of the Notes subject to the negotiation and execution of definitive agreements, including an amended and restated Indenture governing the Notes.  For details regarding the proposed terms of the restructure of the Notes please see the Liquidity and Capital Resources section of Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report (“Liquidity and Capital Resources”).  We continue to work with the Noteholders toward definitive documents to restructure the Notes, but such documents have not yet been completed.

As discussed in more detail in Liquidity and Capital Resources, the agreement of the Noteholders to forbear from exercising their redemption right and their waiver of our defaults under the Notes executed in connection with Supplemental Indenture No. 4 expire on February 28, 2011, except in certain circumstances which would allow the Noteholder to immediately declare an event of default.  Unless we finalize Note restructuring agreements or obtain additional waivers from the Noteholders by no later than February 28, 2011, the Noteholders will have the right to declare our default an event of default and accelerate repayment of the Notes.

If the Noteholders were to exercise their put right or declare an event of default and accelerate the Notes, we would have insufficient funds to repay the Notes.  The outstanding balance of unpaid principal and interest under the Notes will be $63,669,948 as of February 28, 2011.  As we would have insufficient funds to repay the Notes, the Noteholders could seek any legal remedies available to them to obtain repayment of the Notes, including forcing us into bankruptcy, which would likely also result in Emir Oil being forced into bankruptcy.  Pursuant to Kazakhstan law and the terms of our exploration license, the government of the Republic of Kazakhstan has the right to cancel our licenses to the ADE Block, the Southeast Block and the Northwest Block in the event Emir Oil becomes insolvent or enters into bankruptcy proceedings.  If such were to happen, we would be left with limited assets, no operations and ability to generate revenue or otherwise repay the Notes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2010 we issued 3,947,538 shares of our common stock to Caspian Energy Consulting, Ltd., an international business company organized under the laws of the British Virgin Islands, as payment for services rendered by Caspian Energy Consulting.  The shares have been valued at $0.56 per share, which was the closing market price of our shares on July 20, 2010, the date on which we incurred the obligation to issue the shares.

We offered and sold the shares to Caspian Energy Solutions, Ltd., a non-U.S. person outside the United States, in accordance with Regulation S under the Securities Act.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf, thereunto duly authorized.

BMB MUNAI, INC.

Date:	February 22, 2011	/s/ Gamal Kulumbetov
Gamal Kulumbetov Chief Executive Officer

Date:	February 22, 2011	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer