Form 10-Q
period 2011-06-30
BMB MUNAI INC
filed 2011-08-15
CIK 924805

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011

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

As of August 9, 2011, the registrant had 55,787,554 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1 - Unaudited Condensed Consolidated Financial Statements
BMB MUNAI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Notes	June 30, 2011 (unaudited)	March 31, 2011 (unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$ 247,525	$ 426,045
Promissory notes receivable	4	192,090	154,725
Prepaid expenses and other assets, net	5	92,127	74,041
Current assets from discontinued operations	6	17,253,448	18,270,599

Total current assets		17,785,190	18,925,410

LONG TERM ASSETS
Other fixed assets, net		302,315	162,488
Convertible notes issue cost	7	658,150	738,062
Long term assets from discontinued operations	6	308,145,196	300,708,406

Total long term assets		309,105,661	301,608,956

TOTAL ASSETS		$ 326,890,851	$ 320,534,366

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$ 353,096	$ 767,489
Accrued coupon payment	7	3,061,898	1,430,108
Taxes payable, accrued liabilities and other payables		252,697	317,968
Current liabilities from discontinued operations	6	27,988,501	27,587,087

Total current liabilities		31,656,192	30,102,652

LONG TERM LIABILITIES
Convertible notes issued, net	7	62,110,173	61,703,728
Deferred taxes		3,977,385	3,977,385
Long term liabilities from discontinued operations	6	6,209,010	6,137,742

Total long term liabilities		72,296,568	71,818,855

COMMITMENTS AND CONTINGENCIES	10	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	8	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized, 55,787,554 shares outstanding, respectively	8	55,788	55,788
Additional paid in capital	8	164,118,640	164,118,640
Retained earnings		58,763,663	54,438,431

Total shareholders’ equity		222,938,091	218,612,859

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 326,890,851	$ 320,534,366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended June 30,
	Notes	2011 (unaudited)	2010 (unaudited)

REVENUES		$ -	$ -

COSTS AND OPERATING EXPENSES
General and administrative		2,184,939	1,952,478
Interest expense	7	2,118,147	1,102,750
Amortization and depreciation		13,479	24,602

Total costs and operating expenses		4,316,565	3,079,830

LOSS FROM OPERATIONS		(4,316,565)	(3,079,830)

OTHER (EXPENSE)/INCOME
Foreign exchange loss, net		(10,371)	(5,377)
Interest income		7,603	1,749
Other (expense)/income, net		(9,500)	10,166

Total other (expense)/income		(12,268)	6,538

LOSS FROM CONTINUING OPERATIONS		(4,328,833)	(3,073,292)

INCOME FROM DISCONTINUED OPERATIONS	6	8,654,065	3,945,160

NET INCOME		$ 4,325,232	$ 871,868

BASIC NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	9	$ (0.08)	$ (0.06)
DILUTED NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	9	$ (0.08)	$ (0.06)
BASIC NET INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS	9	$ 0.16	$ 0.08
DILUTED NET INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS	9	$ 0.16	$ 0.08

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Three months ended June 30,
	Notes	2011 (unaudited)	2010 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$4,325,232	$871,868
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	6	(8,654,065)	(3,945,160)
Depreciation and amortization		13,479	24,602
Interest expense	7	2,118,147	1,102,750
Stock based compensation expense		-	413,275
Changes in operating assets and liabilities
Increase in prepaid expenses and other assets		(18,086)	(46,707)
Decrease in accounts payable		(414,393)	(25,487)
(Decrease)/increase in taxes payables and accrued liabilities		(65,271)	92,335
Net cash used in operating activities – continuing operations		(2,694,957)	(1,512,524)
Net cash provided by operating activities – discontinued operations	6	16,187,198	10,884,984
Net cash provided by operating activities		13,492,241	9,372,460

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in short term notes receivable	4	(37,365)	-
Purchase of other fixed assets		(153,306)	(5,115)
Net cash used in investing activities – continuing operations		(190,671)	(5,115)
Net cash used in investing activities – discontinued operations	6	(10,892,422)	(5,556,001)
Net cash used in investing activities		(11,083,093)	(5,561,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany advances(1)		2,707,108	2,263,291
Net cash provided by financing activities – continuing operations		2,707,108	2,263,291
Net cash used in financing activities – discontinued operations(2)	6	(2,870,508)	(2,300,205)
Net cash used in financing activities		(163,400)	(36,914)

NET CHANGE IN CASH AND CASH EQUIVALENTS		2,245,748	3,774,430
NET CHANGE IN CASH AND CASH EQUIVALENTS from discontinuing operations		2,424,268	3,028,778
NET CHANGE IN CASH AND CASH EQUIVALENTS from continuing operations		(178,520)	745,652
CASH AND CASH EQUIVALENTS at beginning of period		426,045	2,992,392
CASH AND CASH EQUIVALENTS at end of period		$247,525	$3,738,044

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)
Intercompany advances represent payments and receipts between BMB Munai and Emir and are shown to break out the activity between continuing and discontinuing operations. Intercompany advances are eliminated and do not appear on the condensed consolidated balance sheets.

(2)	Includes intercompany advances activity.

BMB MUNAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

		Three months ended June 30,
		2011 (unaudited)	2010 (unaudited)
Non-Cash Investing and Financing Activities
Transfer of inventory and prepayments for materials used in oil and gas projects to oil and gas properties	6	$2,874,087	$632,545
Depreciation on other fixed assets capitalized as oil and gas properties	6	206,419	108,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1 – DESCRIPTION OF BUSINESS

BMB Munai, Inc., is a Nevada corporation that originally incorporated in the State of Utah in 1981.  Since 2003, the Company’s business activities have focused on oil and natural gas exploration and production in the Republic of Kazakhstan (also referred to herein as the “ROK” or “Kazakhstan”) through its wholly-owned operating subsidiary Emir Oil LLP, (“Emir Oil”).  Emir Oil holds an exploration contract that allows the Company to conduct exploration drilling and oil production in the Mangistau Province in the southwestern region of Kazakhstan until January 2013. The exploration territory of the contract area is approximately 850 square kilometers and is comprised of three areas, referred to herein as the ADE Block, the Southeast Block and the Northwest Block.  The ADE Block, the Southeast Block and the Northwest Block are collectively referred to herein as “our properties.”

On February 14, 2011, the Company entered into a Participation Interest Purchase Agreement (the “Purchase Agreement”) with MIE Holdings Corporation, a company with limited liability organized under the laws of the Cayman Islands (“MIE”), and its subsidiary, Palaeontol B.V., a company organized under the laws of the Netherlands (“Palaeontol”), pursuant to which the Company agreed to sell all of its interest in Emir Oil to Palaeontol (the “Sale.”)  The initial purchase price is $170 million and is subject to various closing adjustments and the deposit of $36 million in escrow to be held for a period of twelve months following the closing for indemnification purposes.  In connection with the Sale, all intercompany notes of Emir Oil in favor of BMB will be transferred to Palaeontol.  Upon consummation of the Sale, the Company will use a portion of the proceeds to repay the Company’s outstanding convertible senior notes and to pay transaction costs and expenses.  The Company also intends to make an initial cash distribution from the Sale proceeds to stockholders in the estimated range of $1.04 to $1.10 per share upon the closing, after giving effect to the estimated closing adjustments and escrow holdback amount, repayment of the outstanding convertible senior notes and providing for the payment or reserve of other projected liabilities and transaction costs.  The Company intends to make a second distribution to stockholders that could range up to approximately $0.30 per share following termination of the escrow, subject to the availability of funds to be released from the escrow, actual costs incurred and other factors.

The Company has a representative office in Almaty, Republic of Kazakhstan.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed consolidated financial statements present the consolidated results of BMB Munai, Inc., and its wholly owned subsidiary, Emir Oil. All significant inter-company balances and transactions have been eliminated from the unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Certain reclassifications have been made in the financial statements for the three months ended June 30, 2010 to conform to the June 30, 2011 classification of discontinued operations. These classifications were made because of the pending sale of Emir Oil.

Business condition

On February 14, 2011, the Company entered into the Purchase Agreement pursuant to which the Company has agreed to the Sale.  Net losses and cash flow used in operations for the three months ending June 30, 2011 and 2010 are summarized as follows:

	Three months ended June 30,
	2011	2010

Net loss from continuing operations	$ (4,328,833)	$ (3,073,292)
Cash used in operating activities from continuing operations	$ (2,694,957)	$ (1,512,524)

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

As provided in the Note Restructuring Agreement between the Company and the holders of the Original Notes (“Note Restructuring Agreement”), the Original Notes were delivered to the Trustee for cancellation and in substitution the Company issued $61.4 million in principal amount of 10.75% Convertible Senior Notes due 2013 (the “Senior Notes”) on a pro rata basis in accordance with the aggregate outstanding balances of the holders’ respective Original Notes.  In connection with the issuance of the Senior Notes, (i) the Company entered into Supplemental Indenture No. 6 and an Amended Indenture with the Trustee and (ii) the terms of the Original Indenture governing the Original Notes were superseded by the terms of the Amended Indenture. The Amended Indenture is a continuation of, and not a novation of, the Original Indenture, although the terms of the Amended Indenture supersede in their entirety the terms of the Original Indenture from the date of Supplemental Indenture No. 6.

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

At a special meeting of Company stockholders held on June 2, 2011, approximately 63.2% of voting power of the Company as of the close of business on April 11, 2011, the special meeting record date, voted to approve the Sale of Emir Oil.  In addition to approving the Sale of Emir Oil, approximately 62.7% of the votes cast at the meeting by stockholders of record as of the special meeting record date voted to approve the Conversion Price Reduction.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Going concern

If the Company does not complete the Sale, it anticipates it will lack sufficient funds to retire the Senior Notes when they become due.  If the Company fails to attain commercial production rights on the Kariman, Dolinnoe and Aksaz fields, it will be unable to complete the Sale.  There is substantial doubt that the Company will be able to continue as a going concern if it does not complete the Sale and it would likely be required to consider other liquidation alternatives, including a liquidation of its business under bankruptcy protection, because it will not have sufficient cash to repay the Senior Notes or continue operations.  Moreover, if the Company completes the Sale, it will have no continuing operations that result in positive cash flow, which likewise raises substantial doubt about its ability to continue as a going concern.

Subsequent event

In accordance with ASC 855-10 Company management reviewed all material events through the date of issuance and there are no material subsequent events to report.

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates and affect the results reported in these unaudited condensed consolidated financial statements.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Foreign currency translation

Transactions denominated in foreign currencies are reported at the rates of exchange prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated to United States Dollars at the rates of exchange prevailing at the balance sheet dates. Any gains or losses arising from a change in exchange rates subsequent to the date of the transaction are included as an exchange gain or loss in the unaudited condensed consolidated statements of operations.

Share-based compensation

The Company accounts for options granted to non-employees at their fair value in accordance with FASC Topic 718 – Stock Compensation. Share-based compensation is determined as the fair value of the equity instruments issued. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient’s performance is complete. Stock options granted to the “selling agents” in private equity placement transactions have been offset against the proceeds as a cost of capital. Stock options and stocks granted to other non-employees are recognized in the unaudited condensed consolidated statements of operations.

The Company has a stock option plan as described in Note 8. Compensation expense for options and stock granted to employees is determined based on their fair values at the time of grant, the cost of which is recognized in the unaudited condensed consolidated statements of operations over the vesting periods of the respective options.

Share-based compensation incurred for the three months ended June 30, 2010 was $413,275. We did not incur any stock-based compensation expense for the three months ended June 30, 2011.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Given the volatility of oil and gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil and gas reserves could change.  If oil and gas prices decline, even if only for a short period of time, it is possible that impairment of the Company’s oil and gas properties could occur.  In addition, it is reasonably possible that impairments could occur if costs are incurred in excess of any increases in the cost ceiling, revisions to proved oil and gas reserves occur or if properties are sold for proceeds less than the discounted present value of the related proved oil and gas reserves.

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
JUNE 30, 2011

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
JUNE 30, 2011

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

The Company periodically assesses its inventories for obsolete or slow moving stock and records an appropriate provision, if there is any. The Company has assessed inventory at June 30, 2011 and no provision for obsolete inventory has been provided.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Liquidation fund

Liquidation fund (site restoration and abandonment liability) is related primarily to the conservation and liquidation of the Company’s wells and similar activities related to its oil and gas properties, including site restoration. Management assessed an obligation related to these costs with sufficient certainty based on internally generated engineering estimates, current statutory requirements and industry practices. The Company recognized the estimated fair value of this liability. These estimated costs were recorded as an increase in the cost of oil and gas assets with a corresponding increase in the liquidation fund which is presented as a long-term liability. The oil and gas assets related to liquidation fund are depreciated on the unit-of-production basis separately for each field. An accretion expense, resulting from the changes in the liability due to passage of time by applying an interest method of allocation to the amount of the liability, is recorded as accretion expenses in the unaudited condensed consolidated statements of operations.

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

Other fixed assets of the Company are evaluated annually for impairment. If the sum of expected undiscounted cash flows is less than net book value, unamortized costs of other fixed assets will be reduced to a fair value. Based on the Company’s analysis at June 30, 2011, no impairment of other assets is necessary.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

New accounting policies

Disclosures about Fair Value Measurements – In January 2010, the FASB issued new authoritative guidance regarding  “Improving Disclosures about Fair Value Measurements and Disclosures” that requires additional disclosure of transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The Company adopted the guidance on April 1, 2010, except for requirements regarding the gross presentation of Level 3 roll forward information, which the Company adopted on April 1, 2011. Because this guidance only requires additional disclosures, it did not have a significant impact on the Company’s financial statements, nor is it expected to have an impact in future periods.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 3 – CASH AND CASH EQUIVALENTS

As of June 30, 2011 and March 31, 2011 cash and cash equivalents included:

	June 30, 2011	March 31, 2011

US Dollars	$ 193,493	$ 274,870
Foreign currency	54,032	151,175

	$ 247,525	$ 426,045

As of June 30, 2011 and March 31, 2011, cash and cash equivalents included $21,823, respectively placed in money market funds having 30 day simple yields of 0.01%.

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

As a result at December 17, 2010, Borrower issued the Company a Promissory note for $50,000 with interest rate of 18% per annum. The outstanding principal sum and all accrued and unpaid interest or other sums under this Promissory note shall be payable one year after the December 17, 2010. Borrower may prepay any or all accrued and unpaid interest and unpaid principal at any time without penalty. After the first transfer in December 2010, the Company made additional transfers on January 19, 2011, February 24, 2011, March 31, 2011 and May 20, 2011 in the amounts of $50,000, $25,000, $25,000 and $30,000, respectively.

As a result the Company treated the loan as a Promissory note receivable in its financial statements. At June 30, 2011 Promissory notes receivable amounted to $192,090, with $180,000 principal amount and $12,090 representing the amount of interest accrued.

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of June 30, 2011 and March 31, 2011, were as follows:

	June 30, 2011	March 31, 2011

Advances for services	$ 14,284	$ 31,375
Other	77,843	42,666

	$ 92,127	$ 74,041

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 6 – DISCONTINUED OPERATIONS

Emir Oil LLP

As noted in detail in the Current Report of the Company on Form 8-K filed with the SEC on February 18, 2011, the Company has entered into the Purchase Agreement pursuant to which the Company agreed to sell all of its interest in its wholly-owned operating subsidiary, Emir Oil. Accordingly, the results of operations and the financial position of Emir Oil has been reclassified in the accompanying unaudited condensed consolidated financial statements as discontinued operations.

Net assets of discontinued operations at June 30, 2011 and March 31, 2011 consisted of following:

	June 30, 2011	March 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 3,769,772	$ 1,345,504
Trade accounts receivable	9,961,030	13,857,331
Prepaid expenses and other assets, net	3,522,646	3,067,764

Total current assets	17,253,448	18,270,599

LONG TERM ASSETS
Oil and gas properties, full cost method, net	266,769,259	262,951,788
Gas utilization facility, net	11,986,604	12,325,847
Inventories for oil and gas projects	13,790,002	13,964,385
Prepayments for materials used in oil and gas projects	6,328,416	2,141,928
Other fixed assets, net	3,609,730	3,798,801
Long term VAT recoverable	4,779,253	4,640,396
Restricted cash	881,932	885,261

Total long term assets	308,145,196	300,708,406

TOTAL ASSETS	$ 325,398,644	$ 318,979,005

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$ 19,637,558	$ 20,608,547
Taxes payable	8,032,801	6,634,184
Accrued liabilities and other payables	318,142	344,356

Total current liabilities	27,988,501	27,587,087

LONG TERM LIABILITIES
Liquidation fund	5,339,562	5,207,842
Deferred tax liabilities	757,462	757,462
Capital lease liability	111,986	172,438

Total long term liabilities	6,209,010	6,137,742

TOTAL LIABILITIES	$ 34,197,511	$ 33,724,829

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

A summary of discontinued operations for three months ended June 30, 2011 and 2010 was as follows:

	Three months ended
	June 30, 2011	June 30, 2010

Revenue	$ 25,022,348	$ 12,787,846

Expenses:
Rent export tax	(6,240,173)	(2,721,749)
Export duty	(1,291,092)	-
Production	(1,812,373)	(1,133,806)
Transportation	(1,426,867)	(981,869)
General and administrative	(1,878,042)	(1,212,633)
Depletion	(3,183,533)	(2,343,338)
Depreciation of gas utilization facility	(339,243)	(226,162)
Amortization and depreciation	(119,928)	(125,957)
Accretion expenses on ARO	(131,720)	(119,188)

Income from operations	8,599,377	3,923,144

Other income	54,688	22,016

Income before income taxes	8,654,065	3,945,160

Income tax expense	-	-

Income from discontinued operations, net of income taxes	$ 8,654,065	$ 3,945,160

ACCOUNTING FOR VARIABLE INTEREST ENTITIES

The Company has a relationship with Term Oil LLC where it has an implicit VIE through common ownership. Management has evaluated this relationship and concluded that the Company does not have the ability to control Term Oil LLC and the Company does not have the obligation to absorb losses or the right to receive returns of the VIE. Therefore this implicit VIE is not consolidated in these financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

LICENSES AND CONTRACTS

Emir Oil is the operator of the Company’s oil and gas fields in Western Kazakhstan. The government of the Republic of Kazakhstan (the “Government”) initially issued the license to Zhanaozen Repair and Mechanical Plant on April 30, 1999 to explore the Aksaz, Dolinnoe and Emir oil and gas fields (the “ADE Block” or the “ADE Fields”). On June 9, 2000, the contract for exploration of the ADE Block was entered into between the Agency of the Republic of Kazakhstan on Investments and the Zhanaozen Repair and Mechanical Plant. On September 23, 2002, the contract was assigned to Emir Oil. On September 10, 2004, the Government extended the term of the contract for exploration and license from five years to seven years through July 9, 2007. On February 27, 2007, the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan (the “MEMR”) granted a second extension of the Company’s exploration contract. Under the terms of the contract extension, the exploration period was extended to July 2009 over the entire exploration contract territory. On December 7, 2004, the Government assigned to Emir Oil exclusive right to explore an additional 260 square kilometers of land adjacent to the ADE Block, which is referred to as the “Southeast Block.” The Southeast Block includes the Kariman field and the Yessen and Borly structures and is governed by the terms of the Company’s original contract. On June 24, 2008, the MEMR agreed to extend the exploration stage of the Company’s contract from July 2009 to January 2013 in order to permit the Company to conduct additional exploration drilling and testing activities within the ADE Block and the Southeast Block.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

OIL AND GAS PROPERTIES

Oil and gas properties using the full cost method as of June 30, 2011 and March 31, 2011, were as follows:

	June 30, 2011	March 31, 2011

Cost of drilling wells	$ 106,491,248	$ 103,668,624
Professional services received in exploration and development activities	82,549,074	80,480,267
Material and fuel used in exploration and development activities	57,068,233	55,573,806
Subsoil use rights	20,788,119	20,788,119
Deferred tax	7,219,219	7,219,219
Geological and geophysical	9,647,495	9,346,602
Capitalized interest, accreted discount and amortized bond issue costs on convertible notes issued	6,633,181	6,633,181
Infrastructure development costs	1,654,209	1,654,177
Other capitalized costs	22,536,177	22,221,956
Accumulated depletion	(47,817,696)	(44,634,163)

	$ 266,769,259	$ 262,951,788

GAS UTILIZATION FACILITY

The Company officially placed the GUF into service on May 1, 2010 and is depreciating the GUF over an estimated useful life of 10 years.  During the three months ended June 30, 2011 and 2010, depreciation expense for the GUF was $339,243 and $226,162, respectively.

In February 2011, the Company entered into an agreement with LLP Artelon located in Kazakhstan, for construction of the second line of the GUF. The total amount of the construction as per agreement with Artelon LLP equals 1,650,000,000 Kazakh Tenge, which is equivalent to approximately $11.3 million.

In accordance with terms of the Agreement, as of June 30, 2011, the Company has made total payments of $5,312,831 for development of project documentation, purchase of equipment, transportation and customs, and construction of a gas pipe-line. During the three months ended June 30, 2011, prepayments to Artelon LLP amounted to $3,712,831. These payments are reported as “Prepayments for materials used in oil and gas properties”, within discontinued operations.

The second line of the GUF is under the construction process and is expected to be completed by December 2011.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

INVENTORIES FOR OIL AND GAS PROJECTS

As of June 30, 2011 and March 31, 2011 inventories included:

	June 30, 2011	March 31, 2011

Construction material	$ 12,966,054	$ 13,146,303
Spare parts	103,838	94,960
Crude oil produced	4,529	3,276
Other	715,581	719,846

	$ 13,790,002	$ 13,964,385

LIQUIDATION FUND

Reconciliation on the Liquidation Fund (Asset Retirement Obligation) at June 30, 2011 and March 31, 2011 is as follows:

Total

At March 31, 2011	$ 5,207,842

Accrual of liability	-
Accretion expenses	131,720

At June 30, 2011	$ 5,339,562

We accrue the liquidation fund for future abandonment costs of 24 wells located in the Dolinnoe, Aksaz, Emir and Kariman oil fields. Management believes that these obligations are likely to be settled at the end of the production phase at these oil fields.

At June 30, 2011, undiscounted expected future cash flows that will be required to satisfy the Company’s obligation by 2013 for the Dolinnoe, Aksaz, Emir and Kariman fields, respectively, are $6,204,545. After application of a 10% discount rate, the present value of the Company’s liability at June 30, 2011 and March 31, 2011 was $5,339,562 and $5,207,842 respectively.

REVENUES

The Company exports oil for sale to the world markets via the Aktau sea port. Sales prices at the port locations are based on the average quoted Brent crude oil price from Platt’s Crude Oil Marketwire for the three days following the bill of lading date less discount for transportation expenses, freight charges and other expenses borne by the customer.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

The Company recognized revenue from sales as follows:

	Three months ended
	June 30, 2011	June 30, 2010

Export sales – oil	$ 24,382,446	$ 12,542,053
Domestic sales – oil	175,381	-
Domestic sales – gas	464,521	245,793

	$ 25,022,348	$ 12,787,846

During the three months ended June 30, 2011 and 2010, oil sales to one customer represented 99% and 100% of total sales, respectively. At June 30, 2011 and 2010, this customer made up 98% and 95% of accounts receivable from oil and gas sales, respectively. While the loss of this foregoing customer could have a material adverse effect on the Company in the short-term, the loss of this customer should not materially adversely affect the Company in the long-term because of the available market for the Company’s crude oil and natural gas production from other purchasers.

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

The lease expenses for the three months ended June 30, 2011 and 2010, totaled to $24,615 and $24,413, respectively. The Company has not made any payments to Term Oil during the three months ended June 30, 2011 and 2010; the expenses were partially covered by the advance prepayment made during the fiscal year 2010. Mr. Toleush Tolmakov, the Vice President of the Company and a holder of more than 10% of the outstanding common stock of the Company, is 100% owner of Term Oil LLC.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

3D Seismic Survey

On March 31, 2010 the Company entered into an agreement for conducting a 3D seismic survey with Geo Seismic Service LLP (“Geo Seismic”). Mr. Toleush Tolmakov is a 30% owner of Geo Seismic.

The agreement provided that Geo Seismic would carry out 3D field seismic exploration activities of the Begesh, Aday, North Aday and West Aksaz structures, an area of approximately 96 square kilometers within the Company’s Northwest Block.  The survey was completed in July 2010.  In exchange for these services, Emir Oil will pay in cash Geo Seismic 570,000,000 Kazakh tenge ($3,800,000) following completion of the Sale.

COMMITMENTS AND CONTINGENCIES

Historical Investments by the Government of the Republic of Kazakhstan

The Government of the Republic of Kazakhstan made historical investments in the ADE Block, the Southeast Block and the Northwest Block of $5,994,200, $5,350,680 and $5,372,076, respectively. When and if, the Company applies for and, when and if, it is granted commercial production rights for the ADE Block, Southeast Block or the Northwest, the Company will be required to begin repaying these historical investments to the Government. The terms of repayment will be negotiated at the time the Company is granted commercial production rights.

Capital Commitments

To retain its rights under the exploration contract, the Company must spend $14.8 million between January 10, 2012 and January 9, 2013.

In addition to the minimum capital expenditure requirement, the Company must also comply with the other terms of the work program associated with the contract, which includes the drilling of at least nine new wells by January 9, 2013. With the identification of four potential structures in the Northwest Block, we anticipate that well drilling requirement will increase significantly if we are to determine the existence of commercially producible reserves in any of the possible structures in the Northwest Block.  The failure to meet the minimum capital expenditures or to comply with the terms of the work program could result in the loss of the subsurface exploration contract.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

FINANCIAL INSTRUMENTS

As of June 30, 2011 and March 31, 2011 cash and cash equivalents from discontinued operations included deposits in Kazakhstan banks in the amount $3,769,772 and $1,345,504, respectively. Kazakhstan banks are not covered by FDIC insurance, nor does the Republic of Kazakhstan have an insurance program similar to FDIC. Therefore, the full amount of the Company’s deposits in Kazakhstan banks was uninsured as of June 30, 2011 and March 31, 2011.

RESTRICTED CASH

Restricted cash includes funds deposited in a Kazakhstan bank and is restricted to meet possible environmental obligations according to the regulations of the Republic of Kazakhstan. As of June 30, 2011 and March 31, 2011, restricted cash amounted to $881,932 and $885,261, respectively and is reported as “Restricted cash” within discontinued operations.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

As of June 30, 2011 and March 31, 2011, the Senior Notes payable amount is presented as follows:

	June 30, 2011	March 31, 2011

Convertible notes redemption value	$ 65,824,673	$ 65,824,673
Unamortized discount	(3,714,500)	(4,120,945)
	$ 62,110,173	$ 61,703,728

As of June 30, 2011 and March 31, 2011, the Company has accrued interest of $3,061,898 and $1,430,108, respectively, relating to the outstanding Senior Notes outstanding. The Company has amortized the discount on the Senior Notes (difference between the redemption amount and the carrying amount as of the date of issue) in the amount of $2,110,174 and $1,703,728 as of June 30, 2011 and March 31, 2011, respectively. The carrying value of Senior Notes will be accreted to the redemption value of $65,824,673. During the three months ended June 30, 2011 and March 31, 2011 the Company recorded interest expense in the amount of $2,118,147 and $1,546,498, respectively.

As more fully discussed in this report in Note 2 – “Significant Accounting Policies”, on March 8, 2011, the Company entered into an agreement to restructure its Original Notes.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

On June 2, 2011, at a special meeting of the Company’s common stockholders, the common stockholders voted on and approved the Conversion Price Reduction.  The Conversion Price Reduction may also be subject to approval of the MOG.  The Company have agreed with the Noteholders that the Company will seek clarification from the MOG as to whether MOG approval of the Conversion Price Reduction is necessary.  The Company is not, however, obligated to seek such clarification until the Company has received the approval of the MOG of the Sale, and if approval of the Sale has been obtained, the Company may delay seeking such clarification to the extent the Company believes in good faith that it would adversely affect the approval of the MOG granted for the Sale.  If the MOG confirms that approval is not necessary, the Company will execute a supplemental indenture to effect the Conversion Price Reduction upon receipt of such confirmation that the approval of the MOG is not required for the Conversion Price Reduction.  If the MOG confirms that its approval is required, the Company is required to promptly seek that approval, and to cause the Conversion Price Reduction to become effective by the earlier of (a) the date that is 10 business days after approval of the MOG has been obtained or the date on which it is determined that such approval is not required, or (b) December 30, 2011.

If the Company does not complete the Sale, the Company anticipates that it will lack sufficient funds to retire the Senior Notes when they become due.

NOTE 8 – SHAREHOLDERS’ EQUITY

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Non-cash compensation expense in the amount of $413,275, which is net of the expense reversal discussed above, was recognized in the condensed consolidated statements of operations and condensed consolidated balance sheets for the three months ended June 30, 2010.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 9 – EARNINGS PER SHARE INFORMATION

The calculation of the basic and diluted earnings per share is based on the following data:

Three months ended
	June 30, 2011	June 30, 2010

Net loss from continuing operations	$ (4,328,833)	$ (3,073,292)
Net income from discontinued operations	8,654,065	3,945,160

Basic weighted-average common shares outstanding	55,787,554	51,865,015

Effect of dilutive securities
Warrants	-	-
Stock options	-	-
Non-vesting share grants	-	-

Dilutive weighted average common shares outstanding	55,787,554	51,865,015

Basic loss per common share from continuing operations	$ (0.08)	$ (0.06)
Diluted loss per common share from continuing operations	$ (0.08)	$ (0.06)

Basic income per common share from discontinued operations	$ 0.16	$ 0.08
Diluted income per common share from discontinued operations	$ 0.16	$ 0.08

Total basic income per common share	$ 0.08	$ 0.02
Total diluted income per common share	$ 0.08	$ 0.02

The diluted weighted average common shares outstanding for the three months ended June 30, 2011 and 2010 does not include the effect of potential conversion of certain warrants and stock options as their effects are anti-dilutive.

The dilutive weighted average common shares outstanding for the three months ended June 30, 2011 and 2010, respectively, does not include the effect of the potential conversion of the Notes because the average market share price the three months ended June 30, 2011 and 2010 was lower than potential conversion price of the convertible notes for this period.

The diluted weighted average common shares outstanding for the three months ended June 30, 2010 does not include the effect of the potential conversion of the Notes because conversion of the Notes is not contingent upon any market event. Rather, the Notes are convertible to common stock upon the first to occur of (a) the tenth New York business day following the Shelf Registration Statement Effective Date and (b) 13 July 2008.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 10 – COMMITMENTS AND CONTINGENCIES – CONTINUING OPERATIONS

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

The Sale constitutes an extraordinary event under the Consulting Agreement.  In February 2011 Mr. Cherdabayev agreed to an amendment to his Consulting Agreement that will defer, until the escrow amount is released, a $5,000,000 extraordinary event payment that would otherwise have been payable to him in connection with the Sale.  The amendment provides further, that the extraordinary event payment will be limited to the amount remaining in escrow if less than $5,000,000, with the possibility of it being reduced to $0 if the escrow amount is depleted entirely.  Payment of this liability will be paid to Mr. Cherdabaeyev, if at all, before any escrow funds are otherwise distributed, as would have been the case had Mr. Cherdabayev not agreed to the amendment.

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
JUNE 30, 2011

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

NOTE 11 – FINANCIAL INSTRUMENTS

As of June 30, 2011 and March 31, 2011 cash and cash equivalents included deposits in Kazakhstan banks in the amount $86,682 and $224,163, respectively, and deposits in U.S. banks in the amount of $160,843 and $201,882, respectively. Kazakhstan banks are not covered by FDIC insurance, nor does the Republic of Kazakhstan have an insurance program similar to FDIC. Therefore, the full amount of the Company’s deposits in Kazakhstan banks was uninsured as of June 30, 2011 and March 31, 2011. The Company’s deposits in U.S. banks are also in non-FDIC insured accounts which means they too are not insured to the $250,000 FDIC insurance limit. To mitigate this risk, the Company has placed all of its U.S. deposits in a money market account that invests in U.S. Government backed securities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our unaudited condensed consolidated financial statements and the accompanying notes included in this quarterly report on Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with our annual report on Form 10-K for the year ended March 31, 2011.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are based on management’s beliefs and assumptions and on information currently available to management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements about the sale of our wholly-owned subsidiary Emir Oil LLP, potential cash distributions to our shareholders, the restructuring of our outstanding convertible senior notes, our results of operations, cash flows, capital resources and liquidity, drilling plans and future exploration, production and well operations, reserves, licensing, commodity price environment, actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “predict,” “may,” “should,” “could,” “will” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include, but are not limited to, completion of all closing conditions, including receipt of all required regulatory approvals, satisfaction of outstanding obligations, costs and expenses, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs, economic conditions, competition, legislative requirements and changes and the effect of such on our business, sufficiency of future working capital, borrowings, capital resources and liquidity and other factors detailed herein and in our other Securities and Exchange Commission filings.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

Overview

As more fully discussed in this report in Note 1 – “Description of Business”, the subsections entitled “Business Condition” and “Going Concern” of Note 2 – “Significant Accounting Policies” and the subsection entitled “Emir Oil LLP” of Note 6 – “Discontinued Operations” of the notes to our unaudited condensed consolidated financial statements accompanying this report, we are in the process of selling our interest in Emir Oil.  Our stockholders approved the Sale at a special meeting of stockholders held on June 2, 2011 and the parties to the Sale are working to complete the remaining conditions to closing.  If we are successful in consummating the Sale, we will no longer have substantial operations or assets.  Following the closing, the existence of BMB will continue for the purposes of: (i) addressing existing liabilities; (ii) responding to indemnification claims made by Palaeontol in connection with the Purchase Agreement; and (iii) paying out the second distribution, if any, to our stockholders.  Because of the limited continuing operations of BMB and limited capital, there is substantial doubt as to our ability to continue to operate as a going concern.

In accordance with generally accepted accounting principle in the United States, because of the pending Sale, the results of operations and the financial position of Emir Oil have been classified in the unaudited condensed consolidated financial statements accompanying this report as discontinued operations.  Historically, the assets and operations of Emir Oil have represented the major portion of our consolidated total assets and results of operations.  The results of our operations, that are solely operations of BMB Munai, excluding the operations of Emir Oil, will be reported and further discussed as results of continuing operations. This discussion and analysis of financial condition and results of operations has been retroactively reclassified and subdivided to results from continuing operations and results from discontinued operations.

This discussion summarizes the significant factors affecting our continuing and discontinued operating results, financial condition, liquidity and capital resources during the quarters ended June 30, 2011 and 2010.  This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto accompanying this report.

Drilling Operations, Well Performance and Production

During the quarter ended June 30, 2011, we continued our efforts to increase production by means of drilling directional sidetracks.  During the quarter we completed drilling of sidetracks on the Kariman-6, Dolinnoe-2 and Dolinnoe-6 wells.

After unsuccessful drilling operations and abandonment of the Kariman-6 well in November 2010, we recommenced sidetracking operations Kariman-6 well at the end of April 2011. Previous unsuccessful attempts forced us to start a new sidetrack. The new window was milled at depth 3,120-3,550 meters. The sidetrack was successfully completed to a depth of 3,555 meters in July 2011.

During April 2011 we also commenced sidetracking at the Dolinnoe-2 well location.  The kick off point for the sidetrack was at the depth of 3,411-3,440 meters. The sidetrack, which  was completed in May 2011, was drilled to 3,754 meters.

Drilling on the Dolinnoe-6 well was restarted in June 2011, after abandonment of this well in March 2011 due to high gas pressure bottom of the well (gas - 100%, methane - 40%). During the drilling in the interval of 3,130-3,932 meters, the drilled sidetrack experienced continuous landslip and high gas pressure (gas - 100%, methane - 30%). Sticking occurred during directional drilling in the depth interval of 3,932-4,050 m. We have attempted several methods equipment, including reciprocating with the use of a drilling jar, spotted oil and acid bath around equipment.  All of these operations were unsuccessful, and sidetrack operations at the Dolinnoe-6 well were abandoned in June 2011. We are planning to complete sidetrack drilling of this well during the second quarter using the coil-tubing equipment.

During the quarter ended June 30, 2011, average daily production was 2,767 barrels per day.  Our average daily production during the quarter ended June 30, 2010 was 2,415 barrels per day.

Results of Operations

Results of Continuing Operations

Three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Revenue

We did not generate any revenue during the three months ended June 30, 2011 and 2010 except from oil and gas sales through Emir Oil.

Expenses

The following table presents details of our expenses for the three months ended June 30, 2011 and 2010:

	For the three months ended June 30, 2011	For the three months ended June 30, 2010
Costs and Operating Expenses:
General and administrative	$ 2,184,939	$ 1,952,478
Interest expense	2,118,147	1,102,750
Amortization and depreciation	13,479	24,602
Total	$ 4,316,565	$ 3,079,830

General and Administrative Expenses.  General and administrative expenses from continuing operations during the three months ended June 30, 2011 were $2,184,939 compared to $1,952,478 during the three months ended June 30, 2010.  This represents a 12% increase.  This increase was the result of increased consulting and legal fees in connection with the Note Restructure and Sale discussed in more detail in this report in Note 1. Business.

Interest Expense.  During the three months ended June 30, 2011 we incurred interest expense from continuing operations of $2,118,147 compared to interest expense of $1,102,750 during the three months ended June 30, 2010. The 92% increase in interest expense was the result of increases in the interest rate on our outstanding convertible notes we agreed to in connection with the restructuring the notes.

Amortization and Depreciation.  Amortization and depreciation expense from continuing operations for the three months ended June 30, 2011 decreased by $11,123 or 45% compared to the three months ended June 30, 2010.  The decrease resulted from the write-off of fixed assets during the first quarter of the fiscal year 2012.

Loss from Operations.  During the three months ended June 30, 2011 we recognized a loss from continuing operations of $4,316,565 compared to loss from continuing operations of $3,079,830 during the three months ended June 30, 2010. This increase in loss from continuing operations during three months ended June 30, 2011 is the result of the 92% increase in interest expense during three months ended June 30, 2011, coupled with 12% increase in general administrative expenses.

Total Other Expense/Income.  During the  three months ended June 30, 2011 we recognized total other expense from continuing operations of $12,268 compared to total other income of $6,538 during the  three months ended June 30, 2010. The 288% change was mainly due to other expenses of $9,500 incurred during the three months ended June 30, 2011, compared to other income of $10,166 recognized during the three months ended June 30, 2010.

Loss from Continuing Operations.  During the three months ended June 30, 2011 we realized a loss from continuing operations of $4,328,833 compared to $3,073,292 during the three months ended June 30, 2010.  This 41% increase in loss from continuing operations was primarily attributable to increased general and administrative and interest expense and the other expense discussed above.

Income from Discontinued Operations.  During the three months ended June 30, 2011 we realized income from discontinued operations of $8,654,065 compared to $3,945,160 during the three months ended June 30, 2010.

Net Income. For all of the foregoing reasons, during the three months ended June 30, 2011 we realized net income of $4,325,232 or $0.08 basic and diluted income per share compared to a net income of $871,868 or $0.02 basic and diluted income per share for the three months ended June 30, 2010.

Results of Discontinued Operations

The following table sets forth selected operating data from discontinued operations for the three months ended June 30, 2011 and 2010:

	For the three months ended June 30, 2011	For the three months ended June 30, 2010
Revenues:
Oil and gas sales	$ 25,022,348	$ 12,787,846

Expenses:
Rent export tax	6,240,173	2,721,749
Export duty	1,291,092	-
Oil and gas operating(1)	3,239,240	2,115,675
Depletion(2)	3,183,533	2,343,338
Depreciation and amortization	119,928	125,957
Accretion	131,720	119,188
Depreciation of gas utilization facility	339,243	226,162
General and administrative	1,878,042	1,212,633

Net Production Data:
Oil (Bbls)	251,790	219,754
Natural gas (in thousand m3)(3)	11,592	7,352
Barrels of Oil equivalent (BOE)	320,017	263,023

Net Sales Data(4):
Oil (per Bbl)	250,064	214,591
Natural gas (in thousand m3) (3)	11,280	6,020
Barrels of Oil equivalent	316,455	250,023

Average Sales Price:
Oil (per Bbl)	$ 98.21	$ 58.45
Natural gas (in thousand m3) (3)	$ 41.18	$ 40.83
Equivalent price (per BOE)	$ 79.07	$ 51.15

Expenses ($ per BOE) (4):
Oil and gas operating(1)	10.24	8.47
Depletion(2)	10.06	9.37

(1)	Includes transportation cost, production cost and ad valorem taxes (excluding rent export tax).
(2)	Represents depletion of oil and gas properties only.
(3)	The coefficient for conversion production and sales of gas from cubic meters to barrels equals: 1 thousand m3 = 5.8857 barrels of oil equivalent.
(4)
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

Revenue and Production

The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the three months ended June 30, 2011 and the three months ended June 30, 2010.

			Three months ended June 30, 2011 to the three months ended June 30, 2010
	For the three	For the three	$	%
	months ended	months ended	Increase	Increase
	June 30, 2011	June 30, 2010	(Decrease)	(Decrease)

Production volumes:
Natural gas (in thousand m3)	11,592	7,352	4,240	58%
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	251,790	219,754	32,036	15%
Barrels of Oil equivalent (BOE) (1)	320,017	263,023	56,994	22%

Sales volumes:
Natural gas (in thousand m3)	11,280	6,020	5,260	87%
Natural gas liquids (Bbls)	-	-	-	-
Oil and condensate (Bbls)	250,064	214,591	35,473	17%
Barrels of Oil equivalent (BOE) (1)	316,455	250,023	66,432	27%

Average Sales Price (2)
Natural gas ($ per thousand m3)	$ 41.18	$ 40.83	$ 0.35	1%
Natural gas liquids ($ per Bbl)	-	-	-	-
Oil and condensate ($ per Bbl)	$ 98.21	$ 58.45	$ 39.76	68%
Barrels of Oil equivalent ($ per BOE) (1)	$ 79.07	$ 51.15	$ 27.92	55%

Operating Revenue:
Natural gas	$ 464,521	$245,793	$ 218,728	89%
Natural gas liquids	-	-	-	-
Oil and condensate	$ 24,557,827	$ 12,542,053	$ 12,015,774	96%
Gain on hedging and derivatives (3)	-	-	-	-

(1)	The coefficient for conversion of production and sales of gas from cubic meters to barrels equals: 1 thousand m3 = 5.8857 barrels of oil equivalent.
(2)	At times, we may produce more barrels than we sell in a given period. The average sales price is calculated based on the average sales price per barrel sold, not per barrel produced.
(3)	We did not engage in hedging transactions, including derivatives, during the three months ended June 30, 2011 or the three months ended June 30, 2010.

Revenue. We generated revenue from discontinued operations under our exploration contract from the sale of oil recovered during test production.  During the three months ended June 30, 2011 our oil production increased by 15% compared to the three months ended June 30, 2010 as a result of directional drilling which led to the small increase in production.

During the three months ended June 30, 2011 we realized revenue from oil sales from discontinued operations $24,557,827 compared to $12,542,053 during the three months ended June 30, 2010.   The largest contributing factor to the 96% increase in revenue was a 68% increase in the price per barrel we received for oil sales during the three months ended June 30, 2011 compared to the three months ended June 30, 2010, coupled with the 17% increase in oil sales volume. The increase in price per barrel we received was the result of the increase in oil prices.  The increase in sales volume was attributable to the 15% increase in oil production described above.  During the three months ended June 30, 2011 and 2010 we exported 97% and 100% of our oil, respectively, to the world markets and realized the world market price for those sales.  Revenue from oil sold to the world markets made up 99% and 100% of total revenue during the three months ended June 30, 2011 and 2010.

We began realizing revenue from natural gas sales to the domestic market in May 2010.  During the three months ended June 30, 2011 we realized revenue from natural gas sales of $464,521, compared to $245,793 during the three months ended June 30, 2010. This increase in natural gas sales was due to the fact that we did not realize revenue from natural gas sales prior to May 2010.  Because the amounts realized from natural gas sales prior to May 2010 were insignificant they were included in revenue from oil sales.

 As discussed above, our revenue is sensitive to changes in prices received for our oil.  Commodity price fluctuation, political instability, the economy, changes in legislation and taxation, reductions in the amount of oil we are allowed to export to the world markets, weather and other factors outside our control have an impact on both supply and demand and which impacts our revenue.

    Expenses

The following table presents details of our expenses from discontinued operations for the three months ended June 30, 2011 and 2010:

	For the three months ended June 30, 2011	For the three months ended June 30, 2010
Expenses:
Rent export tax	$ 6,240,173	$ 2,721,749
Export duty	1,291,092	-
Oil and gas operating(1)	3,239,240	2,115,675
General and administrative	1,878,042	1,212,633
Depletion	3,183,533	2,343,338
Depreciation of gas utilization Facility	339,243	226,162
Accretion expenses	131,720	119,188
Amortization and depreciation	119,928	125,957
Total	$ 16,422,971	$ 8,864,702
Expenses ($ per BOE):
Oil and gas operating(1)	$ 10.24	$ 8.47
Depletion (2)	$ 10.06	$ 9.37

(1)	Includes transportation cost, production cost and ad valorem taxes (excluding rent export tax and export duty).
(2)	Represents depletion of oil and gas properties only.

Rent Export Tax. Rent export tax is calculated based on the export sales price and ranges from as low as 0% if the export sales price is less than $40 per barrel to as high as 32% if the price per barrel exceeds $190. During the three months ended June 30, 2011 rent export tax paid to the government was $6,240,173 compared to $2,721,749 for the three months ended June 30, 2010.  This increase was mainly due to the 68% increase in world price for oil during the three months ended June 30, 2011 coupled with the 17% increase in oil sales volume.

Export Duty.  In July 2010 the government issued a resolution that reenacted the export duty for several products, including crude oil.  We became subject to the export duty in September 2010.  As a result, we incurred export duty during the three months ended June 30, 2011 of $1,291,092.  We were not subject to export duty during the three months ended June 30, 2010.  Export duty was not recorded as part of oil and gas operating expense and was not included in oil and gas operating expense per BOE calculation.

Oil and Gas Operating Expenses. During the three months ended June 30, 2011 we incurred $3,239,240 in oil and gas operating expenses compared to $2,115,675 during the three months ended June 30, 2010. This increase was primarily the result of increased mineral extraction tax and transportation expense.

Oil and gas operating expenses from discontinued operations for the three months ended June 30, 2011 and 2010 consisted of the following:

	For the three months ended June 30,
	2011		2010
	Total	Per BOE	Total	Per BOE
Oil and Gas Operating Expenses:
Production	$ 336,631	$ 1.07	$ 289,776	$ 1.16
Transportation	1,426,867	4.51	981,869	3.93
Mineral extraction tax	1,475,742	4.66	844,030	3.38
Total	$ 3,239,240	$ 10.24	$ 2,115,675	$ 8.47

The 16% increase in production expense during the three months ended June 30, 2011 was due primarily do to the increase in oil production.

Transportation expenses increased by $444,998 or 45% as a result of increases in expenses related to rent of special machinery trucks, oil analysis, repair and maintenance of the oil trucks and increased prices for fuel used in our oilfields and oil base.

Mineral extraction tax depends on production output. The new code currently provides for a 5% mineral extraction tax rate (6% starting from 2013 and 7% starting from 2014) on production sold to the export market, and a 2.5% tax rate (3% in 2013 and 3.5% starting from 2014) on production sold to the domestic market.  The increase in mineral extraction tax was the result of increased production. The mineral extraction tax expense is reported as part of oil and gas operating expense.

During the three months ended June 30, 2011 mineral extraction tax paid to the government was $1,475,742, which represents a 75% increase compared to the $844,030 paid during the three months ended June 30, 2010.  This increase was due to the increase in world oil prices during three months ended June 30, 2011, coupled with the 15% increase in oil production and the 58% increase in gas production.

We calculate oil and gas operating expense per BOE based on the volume of oil and gas actually sold rather than production volume because not all volume produced during the period is sold during the period.  The related production costs are expensed only for the units sold, not produced.  Expense per BOE is a function of total expense divided by the number of barrels of oil sold.  During the three months ended June 30, 2010 we sold 316,455 BOE.  During the three months ended June 30, 2011 we sold 250,023 BOE. The 27% increase in sales volume of oil and gas coupled with the 53% increase in oil and gas operating expenses resulted in a $1.77, or 21%, increase in oil and gas operating expense per BOE.

General and Administrative Expenses.  General and administrative expenses from discontinued operations during the three months ended June 30, 2011 were $1,878,042 compared to $1,212,633 during the three months ended June 30, 2010.  This represents a 55% increase.  This increase in general and administrative expenses from discontinued operations was the result of:

•	a 36% increase in payroll and related expenses due to increased salary; and
•	a 100% increase in property taxes.

               Depletion.  Depletion expense from discontinued operations for the three months ended June 30, 2011 increased by $840,195 or 36% compared to the three months ended June 30, 2010. The increase in depletion expense was mainly attributable to the increase in oil and gas properties.

Amortization and Depreciation. Amortization and depreciation expense from discontinued operations for the three months ended June 30, 2011 decreased 5% compared to the three months ended June 30, 2010.  The decrease resulted from the write-off of fixed assets during the three months ended June 30, 2011.

Income from Operations of Emir Oil. During the three months ended June 30, 2011 we realized income from discontinued operations of $8,599,377 compared to income from discontinued operations of $3,923,144 during the three months ended June 30, 2010.  This increase in income from discontinued operations during 2011 is primarily the result of the 96% increase in revenue recognized during the three months ended June 30, 2011 discussed above, which was only partially offset by the 85% increase in operating expenses.

Other Expense. During the three months ended June 30, 2011 we realized total other income from discontinued operations of $54,688 compared to total other income from discontinued operations of $22,016 during the three months ended June 30, 2010.  This increase in other income from discontinued operations is largely attributable to a $16,137 foreign exchange gain realized during the three months ended June 30, 2011 compared with the foreign exchange loss in the amount $91,027 incurred in three months ended June 30, 2010.

Income from Discontinued Operations. For the foregoing reasons, during the three months ended June 30, 2011 we realized income from discontinued operations of $8,654,065 or $0.16 per share compared to income from discontinued operations of $3,945,160 or $0.08 basic and diluted income per share for the three months ended June 30, 2010.

Liquidity and Capital Resources

For the period from inception on May 6, 2003 through June 30, 2011, we have incurred capital expenditures of approximately $369,300,000 for exploration, development and acquisition activities.  Funding for our activities has historically been provided by funds raised through the sale of our common stock and debt securities and revenue from oil sales.  From inception to June 30, 2011 we raised approximately $94.6 million through the sale of our common stock and $60 million from the sale of convertible senior notes.

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

In connection with the application for a commercial production license, we must commit to fulfill a development plan approved by the MOG.  Among other things, the development plan establishes a drilling plan to maximize commercial production.  Failure to satisfy the development plan could result in the loss of the commercial production license and forfeiture of the fields to Kazakhstan.  Given our current financial condition, lack of available additional funding and anticipated future revenue from production, we do not expect to have adequate funding to satisfy a field development plan.

In addition to our obligations under our exploration contract, we also owe $61.4 million in principle amount, plus interest, to the holders of our Senior Notes, as discussed in more detail herein and in Note 7 – Convertible Notes Payable to the notes to our unaudited condensed consolidated financial statements accompanying this report.

Despite our efforts to increase revenue, control costs and explore financing arrangements, we do not believe we will have sufficient funds to meet our obligations under our exploration contract or under the Senior Notes without a significant infusion of capital.  If we do not complete the Sale, we anticipate we will lack sufficient funds to retire the Senior Notes when they become due.  If we fail to attain commercial production rights we will be unable to complete the Sale.  There is substantial doubt that we will be able to continue as a going concern if we do not complete the Sale and we would likely be required to consider other liquidation alternatives, including a liquidation of our business under bankruptcy protection, because we will not have sufficient cash to repay the Senior Notes or continue our operations.  Moreover, if we do complete the Sale, we will have no continuing operations that result in positive cash flow, which likewise raises substantial doubt about our ability to continue as a going concern.

Cash Flows

During the three months ended June 30, 2011, cash was primarily used to fund exploration expenditures.  See below for additional discussion and analysis of cash flow.

	Three months ended June 30, 2011	Three months ended June 30, 2010

Net cash provided by operating activities	$ 13,492,241	$ 9,372,460
Net cash used in investing activities	$ (11,083,093)	$ (5,561,116)
Net cash used in financing activities	$ (163,400)	$ (36,914)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ 2,245,748	$ 3,774,430
NET CHANGE IN CASH AND CASH EQUIVALENTS–CONTINUING OPERATIONS	$ (178,520)	$ 745,652
NET CHANGE IN CASH AND CASH EQUIVALENTS–DISCONTINUED OPERATIONS	$ 2,424,268	$ 3,028,778

Our principal source of liquidity during the three months ended June 30, 2011 was cash and cash equivalents. At March 31, 2011 cash and cash equivalents from continuing and discontinued operations totaled approximately $1.8 million. At June 30, 2011 cash and cash equivalents from continuing and discontinued operations had increased to approximately $4 million. During the three months ended June 30, 2011 we spent approximately $11 million to fund drilling and development activities.

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

Contractual Obligations and Contingencies

The following table lists our significant commitments at June 30, 2011, excluding current liabilities as listed on our condensed consolidated balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital Expenditure Commitment(1)	$ 14,840,000	$ -	$ 14,840,000	$ -	$ -
Due to the Government of the Republic of Kazakhstan(2)	16,716,956	-	2,507,543	3,343,392	10,866,021
Liquidation Fund	5,339,562	-	5,339,562	-	-
Capital Lease Payments(3)	423,940	292,549	131,391	-	-
Convertible Notes with Interest(4)	79,324,673	5,400,000	73,924,673	-	-
Gas Utilization Facility Expansion Agreement(5)	5,980,803	5,980,803	-	-	-
Total	$ 122,625,934	$ 11,673,352	$ 96,743,169	$ 3,343,392	$ 10,866,021

(1)
Under the terms of our subsurface exploration contract we are required to spend a total of $14.8 million in exploration activities on our properties by January 2013. The rules of the Ministry of Oil and Gas provide a process whereby capital expenditures in excess of the minimum required expenditure in any period may be carried forward to meet the minimum obligations of future periods.  As of June 30, 2011, we have spent a total of $369.3 million in exploration activities. Our capital expenditures during the term of our exploration license have exceeded our minimum required expenditures by more than $246 million.

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

(3)
In December 2009 we entered into a capital lease agreement with a vehicle leasing company for the lease of oil trucks. Under the terms of the lease we are required to make payments in the amount of $292,549 for the year 2011 and $131,391 for the year 2012.

(4)
We currently have outstanding $61.4 million in principal amount of 10.75% Convertible Senior Notes due 2013 (“Senior Notes”).  The Senior Notes constitute direct, unsubordinated and unsecured, interest bearing obligations of the Company.  For additional details regarding the terms of the Senior Notes, see Note 7 – Convertible Notes Payable to the notes to our unaudited condensed consolidated financial statements.

(5)
The total contractual obligation of 1,650,000,000 is denominated in Kazakh Tenge.  The obligation shown is the amount of the unpaid balance of the contractual obligation converted from Kazakh Tenge to U.S. Dollar based on the conversion rate at June 30, 2011.  For additional details regarding the expansion of the Company’s Gas Utilization Facility see Note 6 – Discontinued Operations to the notes to our unaudited condensed consolidated financial statements.

Off-Balance Sheet Financing Arrangements

As of June 30, 2011, we had no off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 “Commitments and Contingencies” to the notes to the unaudited condensed consolidated financial statements under Part I – Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There are no updates to our risk factors as disclosed in our annual report on Form 10-K for the year ended March 31, 2011.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf, thereunto duly authorized.

BMB MUNAI, INC.

Date:	August 15, 2011	/s/ Askar Tashtitov
Askar Tashtitov President

Date:	August 15, 2011	Evgeniy Ler
Evgeniy Ler Chief Financial Officer