Form 10-Q
period 2011-09-30
BMB MUNAI INC
filed 2011-11-14
CIK 924805

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011

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

As of November 10, 2011, the registrant had 55,787,554 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Condensed Consolidated Financial Statements

BMB MUNAI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Notes	September 30, 2011 (unaudited)	March 31, 2011 (unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$ 51,827,747	$ 426,045
Promissory notes receivable	4	220,875	154,725
Prepaid expenses and other assets, net	5	67,444	74,041
Restricted cash	6	36,000,000	-
Current assets from discontinued operations	6	-	18,270,599

Total current assets		88,116,066	18,925,410

LONG TERM ASSETS
Other fixed assets, net		272,671	162,488
Convertible notes issue cost	7	-	738,062
Long term assets from discontinued operations	6	-	300,708,406

Total long term assets		272,671	301,608,956

TOTAL ASSETS		$ 88,388,737	$ 320,534,366

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$ 293,919	$ 767,489
Accrued coupon payment	7	-	1,430,108
Taxes payable, accrued liabilities and other payables		-	185,423
Other short-term liabilities		135,024	132,545
Accrued consulting and extraordinary event payments	10	7,890,938	-
Current liabilities from discontinued operations		-	27,587,087

Total current liabilities		8,319,881	30,102,652

LONG TERM LIABILITIES
Convertible notes issued, net	7	-	61,703,728
Deferred taxes		-	3,977,385
Long term liabilities from discontinued operations	6	-	6,137,742

Total long term liabilities		-	71,818,855

COMMITMENTS AND CONTINGENCIES	10	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	8	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized, 55,787,554 shares outstanding, respectively	8	55,788	55,788
Additional paid in capital	8	164,118,640	164,118,640
Retained earnings (accumulated deficit)		(84,105,572)	54,438,431

Total shareholders’ equity		80,068,856	218,612,859

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 88,388,737	$ 320,534,366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended September 30,		Six months ended September 30,
	Notes	2011 (unaudited)	2010 (unaudited)	2011 (unaudited)	2010 (unaudited)

REVENUES		$ -	$ -	$ -	$ -

COSTS AND OPERATING EXPENSES
General and administrative		17,495,289	2,650,983	19,680,228	4,603,461
Interest expense	7	1,432,875	1,100,382	3,551,022	2,203,132
Amortization and depreciation		29,646	23,239	43,125	47,841

Total costs and operating expenses		18,957,810	3,774,604	23,274,375	6,854,434

LOSS FROM OPERATIONS		(18,957,810)	(3,774,604)	(23,274,375)	(6,854,434)

OTHER (EXPENSE)/INCOME
Foreign exchange loss, net		(22,620)	(69,987)	(32,991)	(75,364)
Interest income		13,367	1,218	20,970	2,967
Other (expense)/income, net		(50)	665	(9,550)	10,831

Total other expense		(9,303)	(68,104)	(21,571)	(61,566)

LOSS FROM CONTINUING OPERATIONS		(18,967,113)	(3,842,708)	(23,295,946)	(6,916,000)

LOSS ON SALE OF EMIR OIL		(127,147,771)	-	(127,147,771)	-

INCOME FROM DISCONTINUED OPERATIONS	6	3,245,649	3,286,288	11,899,714	7,231,448

NET INCOME/(LOSS)		$ (142,869,235)	$ (556,420)	$ (138,544,003)	$ 315,448

BASIC NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	9	$ (2.62)	$ (0.07)	$ (2.70)	$ (0.13)
DILUTED NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	9	$ (2.62)	$ (0.07)	$ (2.70)	$ (0.13)
BASIC NET INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS	9	$ 0.06	$ 0.06	$ 0.21	$ 0.14
DILUTED NET INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS	9	$ 0.06	$ 0.06	$ 0.21	$ 0.14

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Six months ended September 30,
	Notes	2011 (unaudited)	2010 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(138,544,003)	$315,448
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	6	(11,899,714)	(7,231,448)
Depreciation and amortization		43,125	48,044
Interest expense	7	3,551,022	2,203,132
Loss on sale of Emir Oil	6	127,147,771	-
Loss on disposal of fixed assets		-	(203)
Stock based compensation expense		-	833,650
Changes in operating assets and liabilities
Decrease/(increase) in prepaid expenses and other assets		6,598	(86,361)
Decrease/(increase) in accounts payable		(473,570)	116,839
Increase in taxes payables and accrued liabilities		7,832,196	107,349
Net cash used in operating activities – continuing operations		(12,336,575)	(3,693,550)
Net cash provided by operating activities – discontinued operations	6	33,067,626	18,330,629
Net cash provided by operating activities		20,731,051	14,637,079

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in short term notes receivable	4	(66,150)	-
Purchase and development of oil and gas properties		-	3,278,569
Proceed from sale of Emir Oil		159,601,000	-
Purchase of other fixed assets		(153,308)	(12,900)
Net cash provided by investing activities – continuing operations		159,381,542	3,265,669
Net cash used in investing activities – discontinued operations	6	(23,126,407)	(15,704,190)
Net cash provided by/(used in) investing activities		136,255,135	(12,438,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment from redemption of convertible notes	7	(61,400,000)	-
Cash paid for convertible notes coupon	7	(4,546,796)	(1,500,000)
Intercompany advances(1)		6,303,531	1,955,542
Net cash provided by/(used in) financing activities – continuing operations		(59,643,265)	455,542
Net cash used in financing activities – discontinued operations(2)	6	(6,623,936)	(2,042,022)
Net cash used in financing activities		(66,267,201)	(1,586,480)

NET CHANGE IN CASH AND CASH EQUIVALENTS		90,718,985	612,078
NET CHANGE IN CASH AND CASH EQUIVALENTS from discontinued operations		3,317,283	584,417
NET CHANGE IN CASH AND CASH EQUIVALENTS from continuing operations		87,401,702	27,661
CASH AND CASH EQUIVALENTS at beginning of period		426,045	2,992,392
CASH AND CASH EQUIVALENTS at end of period		$87,827,747	$3,020,053
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

BMB MUNAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

Six months ended
	September 30, 2011	September 30, 2010
Reconciliation of cash and cash equivalents at end of
period to Condensed Consolidated Balance Sheet

Cash and cash equivalents	$ 51,827,747	$ 3,020,053
Restricted cash	36,000,000	-

Cash and cash equivalents at end of period	$ 87,827,747	$ 3,020,053

		Six months ended September 30,
		2011 (unaudited)	2010 (unaudited)
Non-Cash Investing and Financing Activities
Transfer of inventory and prepayments for materials used in oil and gas projects to oil and gas properties	6	$ 1,198,675	$ 1,361,364
Depreciation on other fixed assets capitalized as oil and gas properties	6	479,227	210,739
Accrued non-cash share based obligations capitalized as part of oil and gas properties	6	-	3,278,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 1 - DESCRIPTION OF BUSINESS

BMB Munai, Inc., is a Nevada corporation that originally incorporated in the State of Utah in 1981.  Since 2003, the Company’s business activities have focused on oil and natural gas exploration and production in the Republic of Kazakhstan (also referred to herein as the “ROK” or “Kazakhstan”).

On February 14, 2011, the Company entered into a Participation Interest Purchase Agreement (the “Purchase Agreement”) with MIE Holdings Corporation (HKEx: 1555), a company with limited liability organized under the laws of the Cayman Islands (“MIE”), and its subsidiary, Palaeontol B.V., a company organized under the laws of the Netherlands (“Palaeontol”), pursuant to which the Company agreed to sell all of its interest in its wholly owned subsidiary Emir Oil, LLP (“Emir Oil”) to Palaeontol (the “Sale”)  The initial purchase price is $170 million and is subject to various closing adjustments and the deposit of $36 million in escrow to be held for a period of twelve months following the closing for indemnification purposes.

On September 19, 2011 the Company completed the sale of all of its interests in Emir Oil to a subsidiary of MIE.

In connection with the closing of the Sale, the Company voluntary delisted its common stock from the NYSE Amex (the “Amex”), which became effective following the close of business on September 29, 2011.   The Company’s common stock is now quoted over-the-counter on the OTCQB, stock symbol “BMBM”.

In connection with the closing of the Sale, on September 21, 2011, the Company completed its mandatory redemption (the “Redemption”) of its $61.4 million in principal amount of 10.75% Convertible Senior Notes due 2013, pursuant to the Amended and Restated Indenture, dated as of March 4, 2011, between the Company and The Bank of New York Mellon, as trustee.

The Company has a representative office in Almaty, Republic of Kazakhstan.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed consolidated financial statements present the consolidated results of BMB Munai, Inc., including the results of its wholly owned subsidiary, Emir Oil until September 19, 2011. All significant inter-company balances and transactions have been eliminated from the unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Certain reclassifications have been made in the financial statements for the six months ended September 30, 2010 to conform to the September 30, 2011 classification of discontinued operations. These classifications were made because of the sale of Emir Oil.

Going concern

With the sale of Emir Oil, the Company has no continuing operations that result in positive cash flow, which raises substantial doubt about its ability to continue as a going concern.

Subsequent event

On October 24, 2011 the Company declared and made a cash distribution of $1.04 per share to common stockholders of record on October 10, 2011. The total amount distributed to common stockholders was $45,018,342.

The initial distribution amount was determined after giving effect to the estimated closing adjustments and escrow amount and the repayment of the Company's 10.75% Convertible Senior Notes and after providing for the payment of or reserve for other anticipated liabilities and transaction costs.

In connection with the Sale, Boris Cherdabayev, the chairman of the Company’s board of directors, and Toleush Tolmakov, an executive officer of the Company, agreed to contribute into the escrow at closing the entirety of the cash distribution, approximately $13 million, they otherwise would have been entitled to receive from the Company in the initial cash distribution.  Messrs. Cherdabayev and Tolmakov are the record or beneficial holders of 6,248,727 shares and 6,251,960 shares of Company common stock, respectively.  Messrs. Cherdabayev and Tolmakov agreed to defer until the anticipated second cash distribution, if any, their portion of the initial cash distribution and have put at risk the entire value of their common stock for the Company’s indemnification purposes.

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
SEPTEMBER 30, 2011

Concentration of credit risk

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

Share-based compensation incurred for the six months ended September 30, 2010 was $833,650. We did not incur any share-based compensation expense for the six months ended September 30, 2011.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Cash and cash equivalents

The Company considers all demand deposits, money market accounts and marketable securities purchased with an original maturity of six months or less to be cash and cash equivalents. The fair value of cash and cash equivalents approximates their carrying amounts due to their short-term maturity.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Other fixed assets of the Company are evaluated annually for impairment. If the sum of expected undiscounted cash flows is less than net book value, unamortized costs of other fixed assets will be reduced to a fair value. Based on the Company’s analysis at September 30, 2011, no impairment of other assets is necessary.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 3 - CASH AND CASH EQUIVALENTS

As of September 30, 2011 and March 31, 2011 cash and cash equivalents included:

	September 30, 2011	March 31, 2011

US Dollars	$ 87,786,905	$ 274,870
Foreign currency	40,842	151,175
Total cash and cash equivalents	87,827,747	426,045
Less restricted cash	36,000,000	-
Cash and cash equivalents – unrestricted	$ 51,827,747	$ 426,045

As of September 30, 2011 and March 31, 2011, cash and cash equivalents included $21,824 and $21,823, respectively placed in money market funds having 30 day simple yields of 0.01%.

In accordance with the Purchase Agreement, the Company has placed the $36 million in cash in escrow to indemnify the buyer for losses arising from the Company’s breaches of representations and warranties, failure to perform covenants, ongoing litigation matters, compliance with (and validity of) Emir Oil’s exploration contract, transfer of certain payables, defects in ownership of certain facilities and pipelines, or violations of applicable environmental law. The maximum indemnification obligation of the Company is limited to $39 million except with respect to losses arising out of fraud or criminal misconduct.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

On December 17, 2010, Borrower issued the Company a Promissory note for $50,000 with interest rate of 18% per annum. The outstanding principal sum and all accrued and unpaid interest or other sums under this Promissory note shall be payable one year after the December 17, 2010. Borrower may prepay any or all accrued and unpaid interest and unpaid principal at any time without penalty. After the first transfer in December 2010, the Company made additional transfers starting January 19, 2011 through September 27, 2011 in the amount of $150,000.

As a result the Company treated the loan as a Promissory note receivable in its financial statements. At September 30, 2011 Promissory notes receivable amounted to $220,875, with $200,000 principal amount and $20,875 representing the amount of interest accrued.

NOTE 5 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of September 30, 2011 and March 31, 2011, were as follows:

	September 30, 2011	March 31, 2011

Advances for services	$ 24,839	$ 31,375
Other	42,605	42,666

	$ 67,444	$ 74,041

NOTE 6 – DISCONTINUED OPERATIONS AND SALE OF EMIR OIL

Emir Oil LLP

On September 19, 2011 the Company completed the sale of all of its interests in Emir Oil LLP to a subsidiary of MIE Holdings Corporation.  In anticipation of the sale of Emir Oil all operations of Emir Oil have been reclassified as discontinued operations.

The sale of Emir Oil LLP was valued at $170 million in cash, net of $10.4 million in purchase adjustments. In accordance with the Purchase Agreement, the Company has placed the $36 million in cash in escrow to indemnify the buyer for losses arising from the Company’s breaches of representations and warranties, failure to perform covenants, ongoing litigation matters, compliance with (and validity of) Emir Oil’s exploration contract, transfer of certain payables, defects in ownership of certain facilities and pipelines, or violations of applicable environmental law. Defense of such claims may result in additional costs to maintain the Company’s interest in the restricted cash or to limit potential liability. In the event that claims are successful, the balance payable to the buyer may include cash amounts in excess of the $36 million escrowed, including potentially an additional $3 million up to a total of $39 million under certain conditions. Accordingly, at September 30, 2009, the Company has classified the $36 million held in escrow as restricted cash, as a current asset.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

The following is the summary of the net assets sold at September 19, 2011 and the resulting loss on sale:

September 19, 2011

ASSETS
Cash and cash equivalents	$ 4,662,787
Trade accounts receivable	7,022,002
Prepaid expenses and other assets, net	3,118,748
Oil and gas properties, full cost method, net	271,970,791
Gas utilization facility, net	22,867,011
Inventories for oil and gas projects	12,730,177
Prepayments for materials used in oil and gas projects	1,183,499
Other fixed assets, net	3,525,297
Long term VAT recoverable	4,891,194
Restricted cash	872,270

TOTAL ASSETS	$ 332,843,776

LIABILITIES
Accounts payable	$ (29,330,297)
Taxes payable	(6,260,625)
Accrued liabilities and other payables	(245,554)
Liquidation fund	(5,474,984)
Deferred tax liabilities	(757,462)
Capital lease liability	(48,698)

TOTAL LIABILITIES	(42,117,620)

Net assets sold	290,726,156

Tax effect of sale	3,977,385
Net sale value	159,601,000

Loss on sale of Emir Oil	$ (127,147,771)

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

The assets and liabilities of Emir Oil have been classified on the balance sheet as discontinued operations. The asset and liabilities comprising the balances, as classified in our balance sheets consist of:

	September 30, 2011	March 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ -	$ 1,345,504
Trade accounts receivable	-	13,857,331
Prepaid expenses and other assets, net	-	3,067,764

Total current assets	-	18,270,599

LONG TERM ASSETS
Oil and gas properties, full cost method, net	-	262,951,788
Gas utilization facility, net	-	12,325,847
Inventories for oil and gas projects	-	13,964,385
Prepayments for materials used in oil and gas projects	-	2,141,928
Other fixed assets, net	-	3,798,801
Long term VAT recoverable	-	4,640,396
Restricted cash	-	885,261

Total long term assets	-	300,708,406

TOTAL ASSETS	$ -	$ 318,979,005

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$ -	$ 20,608,547
Taxes payable	-	6,634,184
Accrued liabilities and other payables	-	344,356

Total current liabilities	-	27,587,087

LONG TERM LIABILITIES
Liquidation fund	-	5,207,842
Deferred tax liabilities	-	757,462
Capital lease liability	-	172,438

Total long term liabilities	-	6,137,742

TOTAL LIABILITIES	$ -	$ 33,724,829

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

The components of discontinued operations for six months ended September 30, 2011 and 2010 were as follows:

	Three months ended		Six months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenue	$ 16,610,716	$ 12,339,967	$ 41,633,064	$ 25,127,813

Operating expenses	13,491,217	9,050,637	29,914,188	17,915,339
Other (income)/expense	(126,150)	3,042	(180,838)	(18,974)

Discontinued operations	$ 3,245,649	$ 3,286,288	$ 11,899,714	$ 7,231,448

Accounting policies – Discontinued operations

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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
SEPTEMBER 30, 2011

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

The Company periodically assesses its inventories for obsolete or slow moving stock and records an appropriate provision, if there is any. The Company has assessed inventory at September 30, 2011 and no provision for obsolete inventory has been provided.

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
SEPTEMBER 30, 2011

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

Other fixed assets of the Company are evaluated annually for impairment. If the sum of expected undiscounted cash flows is less than net book value, unamortized costs of other fixed assets will be reduced to a fair value. Based on the Company’s analysis at September 30, 2011, no impairment of other assets is necessary.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

On September 21, 2011 the Company completed the mandatory Redemption of its $61.4 million in principal amount of 10.75% Convertible Senior Notes due 2013, pursuant to the Amended and Restated Indenture, dated as of March 4, 2011, between the Company and The Bank of New York Mellon, as trustee. Pursuant to the Amended and Restated Indenture, the Redemption was triggered by the closing of the Sale. The total amount paid in connection with the Redemption was $62,646,557, representing 100% of the Senior Notes’ outstanding principal amount, plus all accrued and unpaid interest thereon through the date of the Redemption. All of the Company’s obligations arising under the Amended and Restated Indenture, which governed the terms of the Senior Notes, were satisfied and discharged as of September 21, 2011.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

As of September 30, 2011 and March 31, 2011, the Senior Notes payable amount is presented as follows:

	September 30, 2011	March 31, 2011

Convertible notes redemption value	$ -	$ 65,824,673
Unamortized discount	-	(4,120,945)
	$ -	$ 61,703,728

As of September 30, 2011 and March 31, 2011, the Company has accrued interest of $0 and $1,430,108, respectively, relating to the outstanding Senior Notes outstanding. The Company has amortized the discount on the Senior Notes (difference between the redemption amount and the carrying amount as of the date of issue) in the amount of $0 and $1,703,728 as of September 30, 2011 and March 31, 2011, respectively. The carrying value of Senior Notes was accreted to the redemption value of $65,824,673. During the six months ended September 30, 2011 and September 30, 2010 the Company recorded interest expense in the amount of $3,551,022 and $2,203,132, respectively.

NOTE 8 - SHAREHOLDERS’ EQUITY

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

All of the restricted stock grants were awarded on the same terms and subject to the same vesting requirements which vesting requirements, except as disclosed below, were satisfied by all grantees during the quarter ended March 31, 2011.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

One of the employees left the Company on June 30, 2010. According to the vesting terms, his restricted stock grant was forfeited back to the Company and non-cash compensation expense of $14,225 related to those restricted stock grants was reversed at June 30, 2010.

Non-cash compensation expense in the amount of $833,650, which is net of the expense reversal discussed above, was recognized in the condensed consolidated statements of operations and condensed consolidated balance sheets for the six months ended September 30, 2010.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

On November 18, 2010 3,947,539 common shares were issued to the Consultant for assisting the Company to obtain extension of the territory for exploration.

NOTE 9 - EARNINGS PER SHARE INFORMATION

The calculation of the basic and diluted earnings per share is based on the following data:

	Three months ended		Six months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net loss from continuing operations	$ (146,114,884)	$ (3,842,708)	$ (150,443,717)	$ (6,916,000)
Net income from discontinued operations	3,245,649	3,286,288	11,899,714	7,231,448

Basic weighted-average common shares outstanding	55,787,554	51,840,015	55,787,554	51,852,447

Effect of dilutive securities
Warrants	-	-	-	-
Stock options	-	-	-	-
Non-vesting share grants	-	-	-	-

Dilutive weighted average common shares outstanding	55,787,554	51,840,015	55,787,554	51,852,447

Basic loss per common share from continuing operations	$ (2.62)	$ (0.07)	$ (2.70)	$ (0.13)
Diluted loss per common share from continuing operations	$ (2.62)	$ (0.07)	$ (2.70)	$ (0.13)

Basic income per common share from discontinued operations	$ 0.06	$ 0.06	$ 0.21	$ 0.14
Diluted income per common share from discontinued operations	$ 0.06	$ 0.06	$ 0.21	$ 0.14

Total basic income per common share	$ (2.56)	$ (0.01)	$ (2.48)	$ 0.01
Total diluted income per common share	$ (2.56)	$ (0.01)	$ (2.48)	$ 0.01

The diluted weighted average common shares outstanding for the six months ended September 30, 2011 and 2010 does not include the effect of potential conversion of certain warrants and stock options as their effects are anti-dilutive.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

The dilutive weighted average common shares outstanding for the six months ended September 30, 2011 and 2010, respectively, does not include the effect of the potential conversion of the Notes because the average market share price the six months ended September 30, 2011 and 2010 was lower than potential conversion price of the convertible notes for this period.

The diluted weighted average common shares outstanding for the six months ended September 30, 2010 does not include the effect of the potential conversion of the Notes because conversion of the Notes is not contingent upon any market event. Rather, the Notes are convertible to common stock upon the first to occur of (a) the tenth New York business day following the Shelf Registration Statement Effective Date and (b) 13 July 2008.

NOTE 10 - COMMITMENTS AND CONTINGENCIES – CONTINUING OPERATIONS

Consulting Agreement with Boris Cherdabayev

On December 31, 2009 the Company entered into a Consulting Agreement with Boris Cherdabayev, the Chairman of the Company’s board of directors. The Consulting Agreement became effective on January 1, 2010. Pursuant to the Consulting Agreement, in addition to his services as Chairman of the board of directors, Mr. Cherdabayev was to provide such consulting and other services as may reasonably be requested by Company management.

The Consulting Agreement provides for an extraordinary event payment equal to the greater of $5,000,000 or the base compensation fee for the remaining initial term of the Consulting Agreement. Pursuant to the terms of the Consulting Agreement the Sale constituted an extraordinary event.

In February 2011 Mr. Cherdabayev agreed to an amendment to his Consulting Agreement that will defer, until the escrow amount is released, the $5,000,000 extraordinary event payment that would otherwise have been payable to him in connection with the Sale.  The amendment provides further, that the extraordinary event payment will be limited to the amount remaining in escrow if less than $5,000,000, with the possibility of it being reduced to $0 if the escrow amount is depleted entirely.  Payment of this liability will be paid to Mr. Cherdabayev, if at all, before any escrow funds are otherwise distributed, as would have been the case had Mr. Cherdabayev not agreed to the amendment. As of September 30, 2011, the $5,000,000 has been accrued and included in accrued consulting and severance payments on the balance sheet.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Extraordinary Event Payment Obligations to Executive Officers, Certain Employees and Other Consultants

On December 31, 2009, the Company entered into employment agreements with executive officers of the Company. These agreements contained confidentiality, non-competition and non-interference provisions and provided for those individuals to receive payments upon termination or upon the occurrence of an extraordinary event.  The Company also had agreements with certain employees and other consultants, in addition to Mr. Cherdabayev, that provided for payments upon the occurrence of an extraordinary event.  The Sale constitutes an extraordinary event under the agreements discussed herein.  Upon consummation of the Sale of Emir Oil, the Company became obligated to pay extraordinary event payments totaling $7,886,648, including $4,111,958 to executive officers and $3,774,690 to certain employees and consultants, in addition to the payment to Mr. Cherdabayev discussed above. As of September 30, 2011, $4,995,710 has been paid.  The remaining $2,890,938 is included in accrued consulting and extraordinary payments on the balance sheet.

Litigation

In December 2003, Brian Savage, Thomas Sinclair and Sokol Holdings, Inc. filed complaints against the Company, its founders, and former directors, Georges Benarroch and Alexandre Agaian.  The complaints all arose from the acquisition of a controlling interest in Emir Oil.  After a complicated procedural history that has previously been described in the Company’s annual and quarterly reports, the case was set for trial in the United States District Court for the Southern District of New York.

The Court scheduled a jury trial to begin on October 5, 2010.  However, in a series of rulings on motions in limine and pursuant to the Court's Order to Show Cause in advance of trial, the Court granted summary judgment dismissing all remaining claims after plaintiffs agreed with respect to their unfair competition claim that plaintiffs had no evidence of damages other than the evidence the District Court had excluded pursuant to its ruling on a motion in limine.

On February 8, 2011, the Trial Court signed a final Order granting judgment against plaintiffs and in favor of the Company and all other BMB defendants.  The judgment was based on the Court's prior Orders and the stipulations of the parties entered on the record on October 5, 2010. The judgment was filed on February 9, 2011.

Plaintiffs filed a Notice of Appeal on February 22, 2011, and the appeal was docketed with the United States Court of Appeals for the Second Circuit.  After full briefing and oral argument, the United States Court of Appeals for the Second Circuit summarily affirmed the decision of the trial court, dismissing Plaintiffs’ entire case on September 26, 2011.  Plaintiffs did not seek reconsideration and the time to do so has expired.  The Company has sought an award of costs against Plaintiffs of $26,207. That request to recover costs will be heard on November 30, 2011.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 11 - FINANCIAL INSTRUMENTS

As of September 30, 2011 and March 31, 2011 cash and cash equivalents included deposits in Kazakhstan banks in the amount $40,842 and $224,163, respectively, and deposits in U.S. banks in the amount of $51,786,905 and $201,882, respectively. Kazakhstan banks are not covered by FDIC insurance, nor does the Republic of Kazakhstan have an insurance program similar to FDIC. Therefore, the full amount of the Company’s deposits in Kazakhstan banks was uninsured as of September 30, 2011 and March 31, 2011. The Company’s deposits in U.S. banks are also in non-FDIC insured accounts which means they too are not insured to the $250,000 FDIC insurance limit. To mitigate this risk, the Company has placed all of its U.S. deposits in a money market account that invests in U.S. Government backed securities.

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

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are based on management’s beliefs and assumptions and on information currently available to management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, statements about a potential second cash distributions to our shareholders, our results of operations, cash flows, capital resources and liquidity, actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “predict,” “may,” “should,” “could,” “will” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include, but are not limited to, costs and expenses, economic conditions, claims against escrow funds, sufficiency of funds and other factors detailed herein and in our other Securities and Exchange Commission filings.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the Securities and Exchange Commission.

Overview

As more fully discussed in this report in Note 1 – “Description of Business”, the subsections entitled “Business Condition” of Note 2 – “Significant Accounting Policies” and the subsection entitled “Emir Oil LLP” of Note 6 – “Discontinued Operations” of the notes to our unaudited condensed consolidated financial statements accompanying this report, on September 19, 2011 we sold all of our interest in our wholly-owned operating subsidiary Emir Oil LLP to a subsidiary of MIE Holdings Corporation.

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

This discussion summarizes the significant factors affecting our continuing and discontinued operating results, financial condition, liquidity and capital resources during the quarters ended September 30, 2011 and 2010.  This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto accompanying this report.

Results of Continuing Operations

Three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Revenue

We did not generate any revenue during the three months ended September 30, 2011 and 2010 except from oil and gas sales through Emir Oil.

Expenses

The following table presents details of our expenses for the three months ended September 30, 2011 and 2010:

	For the three months ended September 30, 2011	For the three months ended September 30, 2010
Costs and Operating Expenses:
General and administrative	$ 17,495,289	$ 2,650,983
Interest expense	1,432,875	1,100,382
Amortization and depreciation	29,646	23,239
Total	$ 18,957,810	$ 3,774,604

General and Administrative Expenses.  General and administrative expenses from continuing operations during the three months ended September 30, 2011 were $17,495,289 compared to $2,650,983 during the three months ended September 30, 2010.  This represents a 560% increase.  This increase was mainly the result of the termination payments in the total amount of $7,886,648 accrued and paid to executive officers of the Company, upon termination of employment agreements, coupled with the accrued termination fee expense for Mr. Cherdabayev’s Consulting Agreement in the amount of $5,000,000 and selling expenses in the amount of $3,989,531 incurred and paid during the three months ended September 30, 2011. The increase in general and administrative expenses during the quarter ended September 30, 2011 is associated with the sale of our wholly owned subsidiary Emir Oil LLP and we expect general and administrative expenses to decrease in upcoming quarters.

Interest Expense.  During the three months ended September 30, 2011 we incurred interest expense from continuing operations of $1,432,875 compared to interest expense of $1,100,382 during the three months ended September 30, 2010. The 30% increase in interest expense was the result of increases in the interest rate on our outstanding convertible notes we agreed to in connection with the restructuring the notes.  As the convertible notes were retired during the quarter ended September 30, 2011, we expect that interest expense will no longer be accrued in upcoming quarters.

Amortization and Depreciation.  Amortization and depreciation expense from continuing operations for the three months ended September 30, 2011 increased by $6,407 or 28% compared to the three months ended September 30, 2010.  The increase resulted from acquisition of fixed assets during the second quarter of the fiscal year 2012.  We anticipate amortization and depreciation expense to remain on the same level during upcoming fiscal quarters.

Loss from Operations.  During the three months ended September 30, 2011 we recognized a loss from continuing operations of $18,957,810 compared to loss from continuing operations of $3,774,604 during the three months ended September 30, 2010. This increase in loss from operations during three months ended September 30, 2011 is the result of the 560% increase in general and administrative expenses.

Total Other Expense.  During the three months ended September 30, 2011 we recognized total other expense from continuing operations of $9,303 compared to total other expense of $68,104 during the  three months ended September 30, 2010. The 86% decrease was mainly due to a reduction in foreign exchange loss of $47,367 and interest income of $13,367 recognized during the three months ended September 30, 2011, compared to interest income of $1,218 recognized during the three months ended September 30, 2010.

Loss from Continuing Operations.  During the three months ended September 30, 2011 we realized a loss from continuing operations of $18,967,113 compared to $3,842,708 during the three months ended September 30, 2010.  This 394% increase in loss from continuing operations was primarily attributable to increased general and administrative and interest expense discussed above.

Income from Discontinued Operations.  During the three months ended September 30, 2011 we realized income from discontinued operations of $3,245,649 compared to $3,286,288 during the three months ended September 30, 2010.  With the completion of the Sale during the quarter ended September 30, 2011, we will not realize income from discontinued operations in future periods.

Loss on Sale of Emir Oil. During the three months ended September 30, 2011 we incurred a loss on sale of our subsidiary Emir Oil LLP in the amount of $127,147,771. As more fully illustrated in Note 6 – Discontinued Operations, this loss was the result of the sale of the net assets of Emir Oil LLP which totaled $290,726,156, for net proceeds from the sale of $159,601,000 (after giving effect to purchase adjustments) and recognizing the tax effect of the sale of $3,977,385.

Net Loss. For all of the foregoing reasons, during the three months ended September 30, 2011 we incurred net loss of $142,869,235 or $2.56 basic and diluted loss per share compared to a net loss of $556,420 or $0.01 basic and diluted loss per share for the three months ended September 30, 2010.  With the completion of the sale of Emir Oil, we anticipate general and administrative expenses will be lower in upcoming fiscal quarters.  We will also cease to realize revenue or expense from discontinued operations.  While we anticipate our expenses and net losses to be lower in future periods, with the sale of Emir Oil, we no longer have operations or revenues.  Therefore, we do expect to continue to realize net losses in the future.

Six months ended September 30, 2011 compared to the six months ended September 30, 2010.

Revenue

We did not generate any revenue during the six months ended September 30, 2011 and 2010 except from oil and gas sales through Emir Oil.

Expenses

The following table presents details of our expenses for the six months ended September 30, 2011 and September 30, 2010:

	For the six months ended September 30, 2011	For the six months ended September 30, 2010
Costs and Operating Expenses:
General and administrative	$ 19,680,228	$ 4,603,461
Interest expense	3,551,022	2,203,132
Amortization and depreciation	43,125	47,841
Total	$ 23,274,375	$ 6,854,434

General and Administrative Expenses.  General and administrative expenses from continuing operations during the six months ended September 30, 2011 were $19,680,228 compared to $4,603,461 during the six months ended September 30, 2010.  This represents a 328% increase. This increase was mainly the result of the termination payments in the total amount of $7,886,648 accrued and paid to executive officers of the Company, upon termination of employment agreements, coupled with the accrued termination fee expense for Mr. Cherdabayev’s Consulting Agreement in the amount of $5,000,000 and selling expenses in the amount of $3,989,531 incurred and paid during the six months ended September 30, 2011. The increase in general and administrative expenses during the six months ended September 30, 2011 is associated with the sale of our wholly owned subsidiary Emir Oil LLP.  We expect general and administrative expenses to decrease in upcoming quarters.

Interest Expense.  During the six months ended September 30, 2011 we incurred interest expense from continuing operations of $3,551,022 compared to interest expense of $2,203,132 during the six months ended September 30, 2010. The 61% increase in interest expense was the result of increases in the interest rate on our outstanding convertible notes we agreed to in connection with the restructuring the notes.

Amortization and Depreciation.  Amortization and depreciation expense from continuing operations for the six months ended September 30, 2011 decreased by $4,716 or 10% compared to the six months ended September 30, 2010.  The decrease resulted from the write-off of fixed assets during the six months ended September 30, 2011 of the fiscal year 2012.

Loss from Operations.  During the six months ended September 30, 2011 we recognized a loss from operations of $23,274,375 compared to loss from operations of $6,854,434 during the six months ended September 30, 2010. This increase in loss from operations during six months ended September 19, 2011 is the result of the 328% increase in general administrative expenses during six months ended September 19, 2011, coupled with 61% increase in interest expense.

Total Other Expense.  During the six months ended September 30, 2011 we recognized total other expense from continuing operations of $21,571 compared to total other expense of $61,566 during the  six months ended September 30, 2010. The 65% decrease was mainly due to 607% increase in interest income, coupled with 56% decrease in foreign exchange loss.

Loss from Continuing Operations.  During the six months ended September 30, 2011 we realized a loss from continuing operations of $23,295,946 compared to $6,916,000 during the six months ended September 30, 2010.  This 237% increase in loss from continuing operations was primarily attributable to increased general and administrative and interest expense discussed above.

Loss on Sale of Emir Oil. During the six months ended September 30, 2011 we have incurred loss on sale of our subsidiary Emir Oil LLP in the amount of $127,147,771. As more fully illustrated in Note 6 – Discontinued Operations, this loss was the result of the sale of the net assets of Emir Oil LLP which totaled $290,726,156, for net proceeds from the sale of $159,601,000 (after giving effect to purchase adjustments) and recognizing the tax effect of the sale of $3,977,385.

Income from Discontinued Operations.  During the six months ended September 30, 2011 we realized income from discontinued operations of $ 11,899,714 compared to $ 7,231,448 during the six months ended September 30, 2010. The 65% increase was due to a 66% increase in revenue resulting from increased sales volume and a 59% increase in average realized oil price. With the completion of the Sale during the six months ended September 30, 2011, we will not realize income from discontinued operations in future periods.

Net Loss/Income. For all of the foregoing reasons, during the six months ended September 19, 2011 we realized net loss of $ 138,544,003 or $ 2.48 basic and diluted loss per share compared to a net income of $315,448 or $ 0.01 basic and diluted loss per share for the six months ended September 30, 2010.

Liquidity and Capital Resources

As noted throughout this report, on September 19, 2011 we completed the sale of our wholly-owned operating subsidiary Emir Oil, LLP to a wholly-owned subsidiary of MIE Holdings Corporation.  The initial purchase price was $170 million, which was subject to various closing adjustments of $10.4 million and the deposit of $36 million in escrow to be held for a period of twelve months following the closing for indemnification purposes.  From the proceeds of the Sale we also paid selling expenses of $4 million.

In connection with the closing of the Sale, on September 21, 2011 we completed the mandatory redemption and retirement of all of our outstanding Senior Notes in exchange for payment to the holders of the Senior Notes in the aggregate amount of $62.6 million.

As a result of the closing of the Sale we were also contractually obligated to make extraordinary event payments to our executive officers and certain employees and consultants of the Company in the aggregate amount of $7.9 million, exclusive of the extraordinary event payment owed to Boris Cherdabayev discussed in more detail below. As of September 30, 2011 we had paid $5 million in extraordinary event payment.  The balance has been recorded as short-term liabilities in Condensed Consolidated Financial Statement.

On October 24, 2011 we paid an initial cash distribution of $1.04 per share to Company common stockholders of record on October 10, 2011.  The aggregate amount paid in connection with the initial distribution was $45 million.

Pursuant to the terms of the Purchase Agreement, we are required to indemnify the buyer of Emir Oil for losses arising from our breaches of representations and warranties, failure to perform covenants, ongoing litigation matters, compliance with (and validity of) Emir Oil’s existing exploration contract, transfer of certain payables, defects in ownership of certain facilities and pipelines, or violations of applicable environmental laws.  The representations, warranties and covenants of the buyer and the Company survive for a period of twelve months following the closing date, except in the case of fraud or criminal misconduct on our part, in which case survival is without limitation.  Our maximum indemnification obligation is limited to $39 million.  To help satisfy this obligation we are required by the Purchase Agreement to escrow $36 million of the proceeds from the Sale for a period of twelve months following the Closing.

In connection with the Sale, Boris Cherdabayev, the chairman of our board of directors, and Toleush Tolmakov, an executive officer of the Company, agreed to contribute into the escrow at closing (to form part of the $36 million in escrow funds) the entirety of the cash distribution, approximately $13 million, they otherwise would have been entitled to receive from us in the initial stockholder distribution.  Mr. Cherdabayev is the record or beneficial holder of 6,248,727 shares of our common stock.  Mr. Tolmakov is the record or beneficial holder of 6,251,960 shares of our common stock.  As a result these individuals have agreed to defer until the anticipated second stockholder distribution, if any, their portion of the initial stockholder distribution and have put at risk the entire value of their common stock for our indemnification purposes.  By doing so, they enabled us to pay to the remaining Company stockholders at the initial distribution the amount of cash that otherwise would have been paid to Messrs. Cherdabayev and Tolmakov at the initial distribution.

In order to increase the amount of the initial distribution available to Company shareholders, Mr. Cherdabayev also agreed to amend his consulting contract with the Company to defer until twelve months following the closing a $5 million extraordinary event payment owed to him at the closing.  In connection with the amendment, it was agreed that the extraordinary event payment amount would be limited to the amount remaining in escrow if less than $5 million.  Payment of this liability to Mr. Cherdabayev will be made, if at all, before any escrow funds are distributed to our stockholders, as would have been the case had he not agreed to the amendment.

Upon release of the escrow funds (after payment to Mr. Cherdabayev of any amounts due to him under his amended consulting agreement in respect of the extraordinary event payment), if any, Messrs. Cherdabayev and Tolmakov will receive prior to any distributions to other stockholders the initial distribution that they contributed into escrow, to the extent remaining, with the balance of any remaining escrow and other available funds to be distributed thereafter to all of our stockholders, including Messr. Cherdabayev and Tolmakov, pro rata in accordance with their shares of common stock.

We will continue to operate the Company until at least twelve months following the closing of the Sale and will continue to work with the buyer during the indemnification period to assist with the ownership transition and to satisfy our obligations to the buyer under the Purchase Agreement.  We intend to continue to explore opportunities to exploit the expertise of our management staff within the oil and gas sector in the Republic of Kazakhstan.

Cash Flows

During the six months ended September 30, 2011, cash was primarily used to fund exploration expenditures.  See below for additional discussion and analysis of cash flow.

	Six months ended September 30, 2011	Six months ended September 30, 2010

Net cash provided by operating activities	$ 20,731,051	$ 14,637,079
Net cash used in investing activities	$ 136,255,135	$ (12,438,521)
Net cash used in financing activities	$ (66,267,201)	$ (1,586,480)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ 90,718,985	$ 612,078
NET CHANGE IN CASH AND CASH EQUIVALENTS–CONTINUING OPERATIONS	$ 87,401,702	$ 27,661
NET CHANGE IN CASH AND CASH EQUIVALENTS–DISCONTINUED OPERATIONS	$ 3,317,283	$ 584,417

Our principal source of liquidity during the six months ended September 30, 2011 was cash and cash equivalents. At March 31, 2011 cash and cash equivalents from continuing operations totaled $426,045. At September 30, 2011 cash and cash equivalents from continuing operations had increased to approximately $87.4 million.

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

Contractual Obligations and Contingencies

The following table lists our significant commitments at September 30, 2011, excluding current liabilities as listed on our condensed consolidated balance sheet:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Cash distribution from escrow account(1)	$ 36,000,000	$ 36,000,000	$ -	$ -	$ -

(1)
Pursuant to the terms of the Purchase Agreement, we are required to indemnify the buyer of Emir Oil for losses arising from our breaches of representations and warranties, failure to perform covenants, ongoing litigation matters, compliance with (and validity of) Emir Oil’s exploration contract, transfer of certain payables, defects in ownership of certain facilities and pipelines, or violations of applicable environmental laws.  The representations, warranties and covenants of the buyer and the Company survive for a period of twelve months following the closing date, except in the case of fraud or criminal misconduct on our part, in which case survival is without limitation.  Our maximum indemnification obligation is limited to $39 million.  To help satisfy this obligation we are required by the Purchase Agreement to escrow $36 million of the proceeds from the Sale for a period of twelve months following the Closing.

The initial cash distribution owed to Messrs Cherdabayev and Tolmakov and Mr. Cherdabayev’s Consulting Agreement extraordinary event payment constitute part of this escrow account.

The cash distribution to Messrs Cherdabayev and Tolmakov and Mr. Cherdabayev’s Consulting Agreement termination fee are the parts of this escrow account.

Off-Balance Sheet Financing Arrangements

As of September 30, 2011, we had no off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 “Commitments and Contingencies” to the notes to the unaudited condensed consolidated financial statements under Part I – Item 1 of this Form 10-Q.

Item 1A. Risk Factors

We believe there are no additions to the risk factors disclosed in our annual report on Form 10-K for the year ended March 31, 2011.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to
Rule 13a-14(a)

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to
Rule 13a-14(a)

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to
18 U.S.C. Section 1350

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to
18 U.S.C. Section 1350

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf, thereunto duly authorized.

BMB MUNAI, INC.

Date:	November 14, 2011	/s/ Askar Tashtitov
Askar Tashtitov President

Date:	November 14, 2011	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer