Form 10-Q
period 2011-12-31
BMB MUNAI INC
filed 2012-02-14
CIK 924805

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to _________

Commission File Number 001-33034

BMB MUNAI, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0233726
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

324 South 400 West, Suite 250
Salt Lake City, Utah	84101
(Address of principal executive offices)	(Zip Code)

(801) 355-2227
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

As of February 10, 2011, the registrant had 55,787,554 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1 - Unaudited Condensed Consolidated Financial Statements
BMB MUNAI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Notes	December 31, 2011 (unaudited)	March 31, 2011 (unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$ 5,755,268	$ 426,045
Promissory notes receivable	4	220,875	154,725
Prepaid expenses and other assets, net		43,234	74,041
Restricted cash	5	36,001,190	-
Current assets from discontinued operations	5	-	18,270,599

Total current assets		42,020,567	18,925,410

LONG TERM ASSETS
Other fixed assets, net		243,263	162,488
Convertible notes issue costs	6	-	738,062
Long term assets from discontinued operations	5	-	300,708,406

Total long term assets		243,263	301,608,956

TOTAL ASSETS		$ 42,263,830	$ 320,534,366

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$ 322,850	$ 767,489
Accrued coupon payment	6	-	1,430,108
Taxes payable, accrued liabilities and other payables		178,840	317,968
Deferred consulting and distribution payments	7, 9	20,016,556	-
Current liabilities from discontinued operations		-	27,587,087

Total current liabilities		20,518,246	30,102,652

LONG TERM LIABILITIES
Convertible notes issued, net	6	-	61,703,728
Deferred taxes		-	3,977,385
Long term liabilities from discontinued operations	5	-	6,137,742

Total long term liabilities		-	71,818,855

COMMITMENTS AND CONTINGENCIES	9	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	7	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized, 55,787,554 shares outstanding	7	55,788	55,788
Additional paid in capital	7	106,099,585	164,118,640
Retained earnings (accumulated deficit)		(84,409,789)	54,438,431

Total shareholders’ equity		21,745,584	218,612,859

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 42,263,830	$ 320,534,366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended December 31,		Nine months ended December 31,
	Notes	2011 (unaudited)	2010 (unaudited)	2011 (unaudited)	2010 (unaudited)

REVENUES		$ -	$ -	$ -	$ -

COSTS AND OPERATING EXPENSES
General and administrative		283,857	1,846,823	19,964,085	6,450,284
Interest expense	6	-	2,228,010	3,551,022	4,431,142
Amortization and depreciation		29,408	21,161	72,533	69,002

Total costs and operating expenses		313,265	4,095,994	23,587,640	10,950,428

LOSS FROM OPERATIONS		(313,265)	(4,095,994)	(23,587,640)	(10,950,428)

OTHER INCOME/(EXPENSE)
Foreign exchange gain/(loss), net		(225)	72,347	(33,216)	(3,017)
Interest income		9,273	3,085	30,243	6,052
Other income/(expense), net		-	(44)	(9,550)	10,787

Total other income/(expense)		9,048	75,388	(12,523)	13,822

LOSS FROM CONTINUING OPERATIONS		(304,217)	(4,020,606)	(23,600,163)	(10,936,606)

LOSS ON SALE OF EMIR OIL		-	-	(127,147,771)	-

INCOME FROM DISCONTINUED OPERATIONS	5	-	5,383,922	11,899,714	12,615,370

NET INCOME/(LOSS)		$ (304,217)	$ 1,363,316	$ (138,848,220)	$ 1,678,764

BASIC NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	8	$ (0.01)	$ (0.07)	$ (2.70)	$ (0.21)
BASIC NET INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS	8	$ 0.00	$ 0.10	$ 0.21	$ 0.24

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Nine months ended December 31,
	Notes	2011 (unaudited)	2010 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)		$(138,848,220)	$1,678,764
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	5	(11,899,714)	(12,615,370)
Depreciation and amortization		72,533	69,002
Interest expense	6	3,551,022	4,431,143
Loss on sale of Emir Oil	5	127,147,771	-
Loss on disposal of fixed assets		-	1,870
Stock based compensation expense		-	1,254,024
Changes in operating assets and liabilities
Decrease/(increase) in prepaid expenses and other assets		30,807	(165,080)
(Decrease)/increase in accounts payable		(444,639)	161,776
Increase in taxes payables and accrued liabilities		4,985,074	752
Net cash used in operating activities – continuing operations		(15,405,366)	(5,183,119)
Net cash provided by operating activities – discontinued operations	5	33,067,626	28,482,350
Net cash provided by operating activities		17,662,260	23,299,231

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in short term notes receivable	4	(66,150)	(50,350)
Proceeds from sale of Emir Oil		159,601,000	-
Purchase of other fixed assets		(153,308)	(19,237)
Net cash provided by investing activities – continuing operations		159,381,542	(69,587)
Net cash used in investing activities – discontinued operations	5	(23,126,407)	(21,834,705)
Net cash provided by/(used in) investing activities		136,255,135	(21,904,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment related to redemption of convertible notes	6	(61,400,000)	-
Cash paid for convertible notes coupon	6	(4,546,796)	(1,500,000)
Cash distribution		(43,002,498)	-
Intercompany advances(1)		6,303,531	6,974,590
Net cash provided by/(used in) financing activities – continuing operations		(102,645,763)	5,474,590
Net cash used in financing activities – discontinued operations(2)	5	(6,623,936)	(7,095,082)
Net cash used in financing activities		(109,269,699)	(1,620,492)

NET CHANGE IN CASH AND CASH EQUIVALENTS		44,647,696	(225,553)
NET CHANGE IN CASH AND CASH EQUIVALENTS from discontinued operations		3,317,283	(447,437)
NET CHANGE IN CASH AND CASH EQUIVALENTS from continuing operations		41,330,413	221,884
CASH AND CASH EQUIVALENTS at beginning of period		426,045	2,992,392
CASH AND CASH EQUIVALENTS at end of period		$41,756,458	$3,214,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)
Intercompany advances represent payments and receipts between BMB Munai and Emir and are shown to break out the activity between continuing and discontinuing operations. Intercompany advances are eliminated and do not appear on the condensed consolidated balance sheets.

(2)	Includes intercompany advances activity.

BMB MUNAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	December 31, 2011	March 31, 2011
Reconciliation of cash and cash equivalents at end of
period to Condensed Consolidated Balance Sheet

Cash and cash equivalents	$ 5,755,268	$ 426,045
Restricted cash	36,001,190	-

Cash and cash equivalents at end of period	$ 41,756,458	$ 426,045

		Nine months ended December 31,
		2011 (unaudited)	2010 (unaudited)
Non-Cash Investing and Financing Activities
Transfer of inventory and prepayments for materials used in oil and gas projects to oil and gas properties	5	$ 1,198,675	$ 1,598,614
Depreciation on other fixed assets capitalized as oil and gas properties	5	479,227	340,760
Accrued non-cash share based obligations capitalized as part of oil and gas properties	5	-	1,064,000
Issuance of common stock for services, capitalized to oil and gas properties	5	-	2,214,569
Cash distribution accrued and not yet paid	7	15,016,556	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 1 - DESCRIPTION OF BUSINESS

BMB Munai, Inc., is a Nevada corporation that originally incorporated in the State of Utah in 1981.  From 2003 to 2011, the Company’s business activities focused on oil and natural gas exploration and production in the Republic of Kazakhstan (also referred to herein as the “ROK” or “Kazakhstan”).

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

In accordance with the Purchase Agreement, the Company is currently engaged in certain post-closing undertakings to assist the MIE subsidiary with the acquisition of certain contracts, leases and transfers of rights.

In connection with the closing of the Sale, on September 21, 2011, the Company completed its mandatory redemption (the “Redemption”) of its $61.4 million in principal amount of 10.75% Convertible Senior Notes due 2013, pursuant to the Amended and Restated Indenture, dated as of March 4, 2011, between the Company and The Bank of New York Mellon, as trustee.

As a result of the Sale, the Company voluntary delisted its common stock from the NYSE Amex (the “Amex”), which became effective following the close of business on September 29, 2011.   The Company’s common stock is now quoted over-the-counter on the OTCQB, stock symbol “BMBM”.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Certain reclassifications have been made in the financial statements for the nine months ended December 31, 2010 to conform to the December 31, 2011 classification of discontinued operations. These classifications were made because of the sale of Emir Oil.

Going concern

With the sale of Emir Oil, the Company has no continuing operations that result in positive cash flow, which raises substantial doubt about its ability to continue as a going concern.

Subsequent event

On February 2, 2012 the Company entered into a Management and Services Agreement, dated as of February 2, 2012, between BMB Munai, Inc. and Lakeview International, LLC (the “Services Agreement”). Pursuant to the Services Agreement, the Company engaged Lakeview International, LLC (“Lakeview”) to provide management, administrative and support personnel and services to the Company in furtherance of fulfilling its obligations pursuant to the Purchase Agreement, and other activities, including the winding down of the Company’s representative office in Kazakhstan.  Lakeview is a company controlled by a former Company director.

The Services Agreement commenced on February 2, 2012 and will continue through December 31, 2012, unless terminated earlier upon the written agreement of both parties.  In exchange for the services under the Services Agreement, the Company paid $1,947,500 to Lakeview, which included anticipated out-of-pocket expenses required to perform the services through the term of the Agreement in the amount of $1,900,000 and a management fee of $47,500.  The full amount was due and payable upon execution of the Services Agreement.  The Services Agreement provides that in the event of early termination, Lakeview will be required to return to the Company any portion of the $1,900,000 that has not been paid to cover out-of-pocket expenses as of the date the Services Agreement is terminated.

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
DECEMBER 31, 2011

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

Share-based compensation incurred for the nine months ended December 31, 2010 was $2,744,133. The Company did not incur any share-based compensation expense for the nine months ended December 31, 2011.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

Cash and cash equivalents

The Company considers all demand deposits, money market accounts and marketable securities purchased with an original maturity of nine months or less to be cash and cash equivalents. The fair value of cash and cash equivalents approximates their carrying amounts due to their short-term maturity.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Other fixed assets of the Company are evaluated annually for impairment. If the sum of expected undiscounted cash flows is less than net book value, unamortized costs of other fixed assets will be reduced to a fair value. Based on the Company’s analysis at December 31, 2011, no impairment of other assets is necessary.

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

NOTE 3 - CASH AND CASH EQUIVALENTS

As of December 31, 2011 and March 31, 2011 cash and cash equivalents included:

	December 31, 2011	March 31, 2011

US Dollars	$ 41,741,011	$ 274,870
Foreign currency	15,447	151,175
Total Cash and Cash Equivalents	41,756,458	426,045
Less restricted cash	36,001,190	-
Cash and cash equivalents – unrestricted	$ 5,755,268	$ 426,045

In accordance with the Purchase Agreement, the Company has placed $36 million in cash in escrow to indemnify Palaeontol and its affiliates for losses arising from the Company’s breaches of representations and warranties, failure to perform covenants, ongoing litigation matters, compliance with (and validity of) Emir Oil’s exploration contract, transfer of certain payables, defects in ownership of certain facilities and pipelines, or violations of applicable environmental law. The maximum indemnification obligation of the Company is limited to $39 million except with respect to losses arising out of fraud or criminal misconduct.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 4 – PROMISSORY NOTES RECEIVABLE

On December 17, 2010 the Company entered into agreement with Montclair Technology, LLC (the “Borrower”) and Michael Williams (the “Guarantor’) to loan funds to the Borrower in an amount of up to $200,000. The Guarantor owns a patent and has proprietary know-how to develop oil refining and regeneration plants and Borrower desires to grant the Company a license to use and employ the technology in Kazakhstan. As further inducement for the Company to loan funds to the Borrower, Guarantor has agreed to guarantee Borrower’s obligations under any promissory note made by Borrower pursuant to this agreement.

On December 17, 2010, Borrower issued the Company a promissory note for $50,000 with interest rate of 18% per annum. After the first transfer in December 2010, the Company made additional transfers starting January 19, 2011 through September 27, 2011 in the amount of $150,000. Borrower may prepay any or all accrued and unpaid interest and unpaid principal at any time without penalty. The outstanding principal and unpaid accrued interest under this promissory note is due one year after the transfer.

As a result, the Company treated the loan as a promissory note receivable in its financial statements. At December 31, 2011 promissory notes receivable amounted to $220,875, with $200,000 principal amount and $20,875 representing the amount of interest accrued.

As of December 31, 2011, the initial advance of $50,000 plus interest is in default. The timing of the collection of the promissory note is uncertain; the ability to collect the principal and interest in full is likely with either the Borrower or the Guarantor. Due to the timing uncertainty, accrual of interest income has stopped in the current quarter. Interest income will be recorded upon collection of the principal and interest in full.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 5 – DISCONTINUED OPERATIONS AND SALE OF EMIR OIL

Emir Oil LLP

On September 19, 2011 the Company completed the sale of all of its interests in Emir Oil LLP to a subsidiary of MIE Holdings Corporation.  In anticipation of the sale of Emir Oil all operations of Emir Oil have been reclassified as discontinued operations.

The sale of Emir Oil was valued at $170 million in cash, net of $10.4 million in purchase adjustments. In accordance with the Purchase Agreement, the Company has placed $36 million in cash in escrow to indemnify the buyer for losses arising from the Company’s breaches of representations and warranties, failure to perform covenants, litigation matters, compliance with (and validity of) Emir Oil’s exploration contract, transfer of certain payables, defects in ownership of certain facilities and pipelines, or violations of applicable environmental law. Defense of such claims may result in additional costs to maintain the Company’s interest in the restricted cash or to limit potential liability. In the event that claims are successful, the balance payable to the buyer may include cash amounts in excess of the $36 million escrowed, including potentially an additional $3 million up to a total of $39 million under certain conditions. Accordingly, at December 31, 2011, the Company has classified the $36 million held in escrow as restricted cash, as a current asset.

The following is the summary of the net assets sold at September 19, 2011 and the resulting loss on sale:

September 19, 2011

ASSETS
Cash and cash equivalents	$ 4,662,787
Trade accounts receivable	7,022,002
Prepaid expenses and other assets, net	3,118,748
Oil and gas properties, full cost method, net	271,970,791
Gas utilization facility, net	22,867,011
Inventories for oil and gas projects	12,730,177
Prepayments for materials used in oil and gas projects	1,183,499
Other fixed assets, net	3,525,297
Long term VAT recoverable	4,891,194
Restricted cash	872,270

TOTAL ASSETS	$ 332,843,776

LIABILITIES
Accounts payable	$ (29,330,297)
Taxes payable	(6,260,625)

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Accrued liabilities and other payables	(245,554)
Liquidation fund	(5,474,984)
Deferred tax liabilities	(757,462)
Capital lease liability	(48,698)

TOTAL LIABILITIES	(42,117,620)

Net assets sold	290,726,156

Tax effect of sale	3,977,385
Adjusted sales price	159,601,000

Loss on sale of Emir Oil	$ (127,147,771)

The assets and liabilities of Emir Oil have been classified on the balance sheet as discontinued operations. The asset and liabilities comprising the balances, as classified in our balance sheets consist of:

	December 31, 2011	March 31, 2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ -	$ 1,345,504
Trade accounts receivable	-	13,857,331
Prepaid expenses and other assets, net	-	3,067,764

Total current assets	-	18,270,599

LONG TERM ASSETS
Oil and gas properties, full cost method, net	-	262,951,788
Gas utilization facility, net	-	12,325,847
Inventories for oil and gas projects	-	13,964,385
Prepayments for materials used in oil and gas projects	-	2,141,928
Other fixed assets, net	-	3,798,801
Long term VAT recoverable	-	4,640,396
Restricted cash	-	885,261

Total long term assets	-	300,708,406

TOTAL ASSETS	$ -	$ 318,979,005

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$ -	$ 20,608,547
Taxes payable	-	6,634,184
Accrued liabilities and other payables	-	344,356

Total current liabilities	-	27,587,087

LONG TERM LIABILITIES
Liquidation fund	-	5,207,842
Deferred tax liabilities	-	757,462
Capital lease liability	-	172,438

Total long term liabilities	-	6,137,742

TOTAL LIABILITIES	$ -	$ 33,724,829

The components of discontinued operations for three and nine months ended December 31, 2011 and 2010 were as follows:

	Three months ended		Nine months ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Revenue	$ -	$ 16,510,330	$ 41,633,064	$ 41,638,143

Operating expenses	-	11,124,593	29,914,188	29,039,932
Other (income)/expense	-	(1,815)	(180,838)	(17,159)

Discontinued operations	$ -	$ 5,383,922	$ 11,899,714	$ 12,615,370

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
DECEMBER 31, 2011

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
DECEMBER 31, 2011

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
DECEMBER 31, 2011

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
DECEMBER 31, 2011

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

NOTE 6 - CONVERTIBLE NOTES PAYABLE

As of December 31, 2011 and March 31, 2011, the Senior Notes payable amount is presented as follows:

	December 31, 2011	March 31, 2011

Convertible notes redemption value	$ -	$ 65,824,673
Unamortized discount	-	(4,120,945)
	$ -	$ 61,703,728

As of December 31, 2011 and March 31, 2011, the Company has accrued interest of $0 and $1,430,108, respectively, relating to the outstanding Senior Notes outstanding. The Company has amortized the discount on the Senior Notes (difference between the redemption amount and the carrying amount as of the date of issue) in the amount of $0 and $1,703,728 as of December 31, 2011 and March 31, 2011, respectively. During the nine months ended December 31, 2011 and December 31, 2010 the Company recorded interest expense in the amount of $3,551,022 and $4,431,142, respectively.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

NOTE 7 - SHAREHOLDERS’ EQUITY

Cash distribution

In connection with the Sale, Boris Cherdabayev, the chairman of the Company’s board of directors, and Toleush Tolmakov, a former executive officer of the Company, agreed to contribute into the escrow at closing the entirety of the cash distribution, approximately $13 million, they otherwise would have been entitled to receive from the Company in the initial cash distribution.  On the record date Messrs. Cherdabayev and Tolmakov were the record or beneficial holders of 6,248,727 shares and 6,251,960 shares of Company common stock, respectively.  Messrs. Cherdabayev and Tolmakov agreed to defer until the anticipated second cash distribution, if any, their portion of the initial cash distribution and have put at risk the entire value of their common stock for the Company’s indemnification purposes.

On October 24, 2011, the Company made an initial cash distribution of $1.04 per share to common stockholders of record on October 10, 2011. The total amount distributed to common stockholders was $58,019,056. As of December 31, 2011, the amount paid was $43,002,499 with $2,015,842 payable and $13,000,714 deferred until the release of the escrow; these payables have been accrued and included in deferred consulting and distribution payments on the balance sheet.

The initial distribution amount was determined after giving effect to the estimated closing adjustments and escrow amount and the repayment of the Company's 10.75% Convertible Senior Notes and after providing for the payment of or reserve for other anticipated liabilities and transaction costs.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Common Stock Grants

On January 1, 2010, the Company entered into Restricted Stock Grant Agreements with certain executive officers, directors, employees, and outside consultants of the Company. The stock grants were approved by the Company’s board of directors and recommended by the compensation committee of the Company’s board of directors. The total number of shares granted was 1,500,000.

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

Non-cash compensation expense in the amount of $1,254,025, which is net of the expense reversal discussed above, was recognized in the condensed consolidated statements of operations and condensed consolidated balance sheets for the nine months ended December 31, 2010.

Consulting Agreement

In October 2008, the MEMR increased Emir Oil’s contract territory from 460 square kilometers to 850 square kilometers. In connection with this extension, a Consultant was paid shares of Company restricted common stock for resources and reserves associated with any acquisition.

On July 20, 2010, the Company incurred an obligation to issue 3,947,539 common shares to the Consultant as the success fee for assisting the Company to obtain an extension of the territory for exploration. The shares were valued at $0.56 per share, which was the closing market price of Company’s shares on July 20, 2010. As a result of this transaction $2,214,569 was capitalized to oil and gas properties.  These 3,947,539 common shares were issued to the Consultant on November 18, 2010.

NOTE 8 - EARNINGS PER SHARE INFORMATION

The calculation of the basic earnings per share is based on the following data:

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

	Three months ended		Nine months ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Net loss from continuing operations	$ (304,217)	$ (4,020,606)	$ (150,747,934)	$ (10,936,606)
Net income from discontinued operations	-	5,383,922	11,899,714	$ 12,615,370

Basic weighted-average common shares outstanding	55,787,554	53,685,060	55,787,554	52,465,539

Basic loss per common share from continuing operations	$ (0.01)	$ (0.07)	$ (2.70)	$ (0.21)

Basic income per common share from discontinued operations	$ -	$ 0.10	$ 0.21	$ 0.24

Total basic income per common share	$ (0.01)	$ 0.03	$ (2.49)	$ 0.03

Options, warrants, and restricted stock grants were not included in the calculation of earnings per common share for the periods ended December 31, 2010, as the effect of their inclusion would be anti-dilutive.

The table below provides total potential shares outstanding, including those that are anti-dilutive, at each balance sheet date:

	December 31, 2011	December 31, 2010
Shares issuable under common stock warrants associated with the convertible notes payable	-	30,700,000
Shares issuable under stock options	-	100,000

NOTE 9 - COMMITMENTS AND CONTINGENCIES – CONTINUING OPERATIONS

Consulting Agreement with Boris Cherdabayev

On December 31, 2009, the Company entered into a Consulting Agreement with Boris Cherdabayev, the Chairman of the Company’s board of directors. The Consulting Agreement became effective on January 1, 2010. Pursuant to the Consulting Agreement, in addition to his services as Chairman of the board of directors, Mr. Cherdabayev was to provide such consulting and other services as may reasonably be requested by Company management.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

The Consulting Agreement provides for an extraordinary event payment equal to the greater of $5,000,000 or the base compensation fee for the remaining initial term of the Consulting Agreement. Pursuant to the terms of the Consulting Agreement the Sale constituted an extraordinary event.

In February 2011 Mr. Cherdabayev agreed to an amendment to his Consulting Agreement that will defer, until the escrow amount is released, the $5,000,000 extraordinary event payment that would otherwise have been payable to him in connection with the Sale.  The amendment provides further, that the extraordinary event payment will be limited to the amount remaining in escrow if less than $5,000,000, with the possibility of it being reduced to $0 if the escrow amount is depleted entirely.  Payment of this liability will be paid to Mr. Cherdabayev, if at all, before any escrow funds are otherwise distributed, as would have been the case had Mr. Cherdabayev not agreed to the amendment. As of December 31, 2011, the $5,000,000 has been accrued and included in deferred consulting and distribution payments on the balance sheet.

NOTE 10 - FINANCIAL INSTRUMENTS

As of December 31, 2011 and March 31, 2011 cash and cash equivalents included deposits in Kazakhstan banks in the amount $31,972 and $224,163, respectively, and deposits in U.S. banks in the amount of $5,723,296 and $201,882, respectively. Kazakhstan banks are not covered by FDIC insurance, nor does the Republic of Kazakhstan have an insurance program similar to FDIC. Therefore, the full amount of the Company’s deposits in Kazakhstan banks was uninsured as of December 31, 2011 and March 31, 2011. The Company’s deposits in U.S. banks are also in non-FDIC insured accounts which means they too are not insured to the $250,000 FDIC insurance limit. To mitigate this risk, the Company has placed all of its U.S. deposits in a money market account that invests in U.S. Government backed securities.

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

Throughout this report, unless otherwise indicated by the context, references herein to the “Company”, “BMB”, “we”, our” or “us” means BMB Munai, Inc., a Nevada corporation, and its corporate subsidiaries and predecessors.  Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations all references to dollar amounts ($) refers to U.S. dollars unless otherwise indicated.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the Securities and Exchange Commission.

Overview

As more fully discussed in this report in Note 1 – “Description of Business”, the subsections entitled “Business Condition” of Note 2 – “Significant Accounting Policies” and the subsection entitled “Emir Oil LLP” of Note 5 – “Discontinued Operations” of the notes to our unaudited condensed consolidated financial statements accompanying this report, on September 19, 2011 we sold all of our interest in our wholly-owned operating subsidiary Emir Oil LLP to a subsidiary of MIE Holdings Corporation.

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

This discussion summarizes the significant factors affecting our continuing and discontinued operating results, financial condition, liquidity and capital resources during the quarters ended December 31, 2011 and 2010.  This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto accompanying this report.

Results of Continuing Operations

Three months ended December 31, 2011 compared to the three months ended December 31, 2010.

Revenue

We did not generate any revenue during the three months ended December 31, 2011 and 2010 except from oil and gas sales through Emir Oil.

Expenses

The following table presents details of our expenses for the three months ended December 31, 2011 and 2010:

	For the three months ended December 31, 2011	For the three months ended December 31, 2010
Costs and Operating Expenses:
General and administrative	$ 283,857	$ 1,846,823
Interest expense	-	2,228,010
Amortization and depreciation	29,408	21,161
Total	$ 313,265	$ 4,095,994

General and Administrative Expenses.  General and administrative expenses from continuing operations during the three months ended December 31, 2011 were $283,857 compared to $1,846,823 during the three months ended December 31, 2010.  This represents a 85% increase. The decrease was mainly due to the staff reduction in Almaty office and reduction in legal and consulting expenses.

Interest Expense.  During the three months ended December 31, 2010 we incurred interest expense from continuing operations of $2,228,010. We did not incur any interest expense during the three months ended December 31, 2011 since the convertible notes were retired during the quarter ended September 30, 2011.

Amortization and Depreciation. Amortization and depreciation expense from continuing operations for the three months ended December 31, 2011 increased by $8,247 or 39% compared to the three months ended December 31, 2010.  The increase resulted from the acquisition of vehicles at the beginning of the current fiscal year. We anticipate amortization and depreciation expense to remain on the same level during upcoming fiscal quarters.

Loss from Operations.  During the three months ended December 31, 2011 we recognized a loss from continuing operations of $313,265 compared to loss from continuing operations of $4,095,994 during the three months ended December 31, 2010. This decrease in loss from continuing operations during three months ended December 31, 2011 is the result of the 85% decrease in general and administrative expenses and the 100% decrease in interest expense.

Total Other Income.  During the three months ended December 31, 2011 we recognized total other income from continuing operations of $9,048 compared to total other income of $75,388 during the three months ended December 31, 2010.

Loss from Continuing Operations. During the three months ended December 31, 2011 we recognized a loss from continuing operations of $304,217 compared to a loss from continuing operations of $4,020,606 during the three months ended December 31, 2010.  This reduction in loss from continuing operations was primarily attributable to the reductions in general and administrative expenses and interest expense during the three months ended December 31, 2011.

Income from Discontinued Operations.  During the three months ended December 31, 2011 we realized no income from discontinued operations compared to $5,383,922 during the three months ended December 31, 2010.  With the completion of the Sale during the quarter ended September 30, 2011, we will no longer realize income from discontinued operations in future periods.

Net Loss/Income. For all of the foregoing reasons, during the three months ended December 31, 2011 we incurred net loss of $304,217 or $0.01 basic loss per share compared to a net income of $1,363,316 or $0.03 basic income per share for the three months ended December 31, 2010.  While we anticipate our expenses to be lower in future periods, with the sale of Emir Oil, we are no longer generating revenues.  Therefore, we expect to continue to realize net losses in the future.

Nine months ended December 31, 2011 compared to the nine months ended December 31, 2010.

Revenue

We did not generate any revenue during the nine months ended December 31, 2011 and 2010 except from oil and gas sales through Emir Oil.

Expenses

The following table presents details of our expenses for the nine months ended December 31, 2011 and December 31, 2010:

	For the nine months ended December 31, 2011	For the nine months ended December 31, 2010
Costs and Operating Expenses:
General and administrative	$ 19,964,085	$ 6,450,284
Interest expense	3,551,022	4,431,142
Amortization and depreciation	72,533	69,002
Total	$ 23,587,640	$ 10,950,428

General and Administrative Expenses.  General and administrative expenses from continuing operations during the nine months ended December 31, 2011 were $19,964,085 compared to $6,450,284 during the nine months ended December 31, 2010.  This represents a 210% increase. This increase was mainly the result of termination payments in the total amount of $7,886,648 accrued and paid to executive officers of the Company, upon termination of employment agreements, coupled with the accrued termination fee expense for Mr. Cherdabayev’s Consulting Agreement in the amount of $5,000,000 and selling expenses in the amount of $3,989,531 incurred and paid during the nine months ended December 31, 2011.  The increase in general and administrative expenses during the nine months ended December 31, 2011 is associated with the sale of our wholly owned subsidiary Emir Oil.

Interest Expense.  During the nine months ended December 31, 2011 we incurred interest expense from continuing operations of $3,551,022 compared to interest expense of $4,431,142 during the nine months ended December 31, 2010. The 20% decrease in interest expense was due to the fact that we did not incur any interest expense during the three months ended December 31, 2011 since the convertible notes were retired during the quarter ended September 30, 2011.

Amortization and Depreciation.  Amortization and depreciation expense from continuing operations for the nine months ended December 31, 2011 increased by $3,531 or 5% compared to the nine months ended December 31, 2010. The increase resulted from the purchase of fixed assets during the nine months ended December 31, 2011 of the fiscal year 2012.

Loss from Operations. During the nine months ended December 31, 2011 we recognized a loss from operations of $23,587,640 compared to loss from operations of $10,950,428 during the nine months ended December 31, 2010. This increase in loss from operations during nine months ended December 31, 2011 is the result of the 210% increase in general administrative expenses during nine months ended December 31, 2011.

Total Other Loss/Income.  During the nine months ended December 31, 2011 we recognized total other loss from continuing operations of $12,523 compared to total other income of $13,822 during the  nine months ended December 31, 2010. The 191% change from total other income to loss was mainly due to increase in foreign exchange loss and increase in other expenses.

Loss from Continuing Operations. During the nine months ended December 31, 2011 we realized a loss from continuing operations of $23,600,163 compared to $10,936,606 during the nine months ended December 31, 2010.  This 116% increase in loss from continuing operations was primarily attributable to increased general and administrative expenses discussed above.

Loss on Sale of Emir Oil. During the nine months ended December 31, 2011 we incurred a loss on the sale of Emir Oil in the amount of $127,147,771.  As more fully discussed in Note 5 – Discontinued Operations, this loss was the result of the sale of the net assets of Emir Oil LLP which totaled $290,726,156, for net proceeds from the sale of $159,601,000 (after giving effect to purchase adjustments) and recognizing the tax effect of the sale of $3,977,385.

Income from Discontinued Operations.  During the nine months ended December 31, 2011 we realized income from discontinued operations of $11,899,714 compared to $12,615,370 during the nine months ended December 31, 2010. The 6% decrease was due to a 7% increase in operating expenses. With the completion of the Sale during the nine months ended December 31, 2011, we will not realize income from discontinued operations in future periods.

Net Loss/Income. For all of the foregoing reasons, during the nine months ended December 31, 2011 we realized net loss of $ 138,848,220 or $ 2.49 basic loss per share compared to a net income of $1,678,764 or $ 0.03 basic income per share for the nine months ended December 31, 2010.

Liquidity and Capital Resources

As noted throughout this report, on September 19, 2011 we completed the sale of our wholly-owned operating subsidiary Emir Oil, LLP to a wholly-owned subsidiary of MIE Holdings Corporation.  The initial purchase price of $170 million.  The initial purchase price was subject to various closing adjustments of $10.4 million, selling expenses of $4 million and the deposit of $36 million in escrow to be held for a period of twelve months following the closing for indemnification purposes.

In connection with the closing of the Sale, on September 21, 2011 we completed the mandatory redemption and retirement of all of our outstanding Senior Notes in exchange for payment to the holders of the Senior Notes in the aggregate amount of $62.6 million.

As a result of the Sale we were also contractually obligated to make extraordinary event payments to our executive officers and certain employees and consultants of the Company in the aggregate amount of $7.9 million, exclusive of the extraordinary event payment owed to Boris Cherdabayev discussed in more detail below. As of December 31, 2011 we had paid $5 million in extraordinary event payment.  The balance has been recorded as short-term liabilities in Condensed Consolidated Financial Statement.

From the $36 million placed in escrow for indemnification purposes, we are required to indemnify the buyer of Emir Oil for losses arising from our breaches of representations and warranties, failure to perform covenants, litigation matters, compliance with (and validity of) Emir Oil’s existing exploration contract, transfer of certain payables, defects in ownership of certain facilities and pipelines, or violations of applicable environmental laws.  The representations, warranties and covenants of the Company survive for a period of twelve months following the closing date, except in the case of fraud or criminal misconduct on our part, in which case survival is without limitation.  Our maximum indemnification obligation is limited to $39 million.

To assist the Company in funding its indemnification obligations, Boris Cherdabayev, the chairman of our board of directors, and Toleush Tolmakov, a former executive officer of the Company, agreed to contribute into the escrow (to form part of the $36 million in escrow funds) the entirety of the cash distribution, approximately $13 million, they otherwise would have been entitled to receive from us in the initial stockholder distribution.  As of the record date Mr. Cherdabayev was the record or beneficial holder of 6,248,727 shares of our common stock and Mr. Tolmakov was the record or beneficial holder of 6,251,960 shares of our common stock.  As a result these individuals have agreed to defer until the anticipated second stockholder distribution, if any, their portion of the initial stockholder distribution and have put at risk the entire value of their common stock for our indemnification purposes.  By doing so, they enabled us to pay to the remaining Company stockholders at the initial distribution the amount of cash that otherwise would have been paid to Messrs. Cherdabayev and Tolmakov at the initial distribution.

In order to increase the amount of the initial distribution available to Company shareholders, Mr. Cherdabayev also agreed to amend his consulting contract with the Company to defer until twelve months following the closing a $5 million extraordinary event payment owed to him at the closing.  In connection with the amendment, it was agreed that the extraordinary event payment amount would be limited to the amount remaining in escrow if less than $5 million.  Payment of this liability to Mr. Cherdabayev will be made, if at all, before any escrow funds are distributed to our stockholders, as would have been the case had he not agreed to the amendment

On October 24, 2011 we paid an initial cash distribution of $1.04 per share to Company common stockholders of record on October 10, 2011 The total amount distributed to common stockholders was $58,019,056. As of December 31, 2011, the amount paid was $43,002,499 with $2,015,842 payable and $13,000,714 deferred until the release of the escrow.

Upon release of the escrow funds (after payment to Mr. Cherdabayev of any amounts due to him under his amended consulting agreement in respect of the extraordinary event payment), if any, Messrs. Cherdabayev and Tolmakov will receive, prior to any distributions to other stockholders, the initial distribution that they contributed into escrow, to the extent remaining, with the balance of any remaining escrow and other available funds to be distributed thereafter to all of our stockholders, including Messrs. Cherdabayev and Tolmakov, pro rata in accordance with their shares of common stock held as of the record date for the second distribution.

We will continue to operate the Company until at least September 2012 and will continue to work with the buyer during the indemnification period to assist with the ownership transition and to satisfy our obligations to the buyer under the Purchase Agreement.  We intend to continue to explore opportunities to exploit the expertise of our management staff within the oil and gas sector in the Republic of Kazakhstan.

While we continue to work to satisfy our obligations under the Purchase Agreement, these efforts do not generate revenue for the Company.  We do not anticipate generating revenue until such time as we are able to identify and exploit new business opportunities.  This raises substantial doubt about our ability to continue as a going concern.

Cash Flows

During the nine months ended December 31, 2011, cash was primarily used to fund exploration expenditures.  See below for additional discussion and analysis of cash flow.

	Nine months ended December 31, 2011	Nine months ended December 31, 2010

Net cash provided by operating activities	$ 17,662,260	$ 23,299,231
Net cash used in investing activities	$ 136,255,135	$ (21,904,292)
Net cash used in financing activities	$ (109,269,699)	$ (1,620,492)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ 44,647,696	$ (225,553)
NET CHANGE IN CASH AND CASH EQUIVALENTS–CONTINUING OPERATIONS	$ 41,330,413	$ 221,884
NET CHANGE IN CASH AND CASH EQUIVALENTS–DISCONTINUED OPERATIONS	$ 3,317,283	$ (447,437)

Our principal source of liquidity during the nine months ended December 31, 2011 was cash and cash equivalents.  At March 31, 2011 cash and cash equivalents from continuing operations totaled $426,045.  At December 31, 2011 cash and cash equivalents from continuing operations had increased to approximately $41.3 million, which includes $36 million of restricted cash being held for indemnification purposes.

Contractual Obligations and Contingencies

The following table lists our significant commitments at December 31, 2011, excluding current liabilities as listed on our condensed consolidated balance sheet:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Cash distribution from escrow account(1)	$ 39,000,000	$ 39,000,000	$ -	$ -	$ -

(1)
Pursuant to the terms of the Purchase Agreement, we are required to indemnify the buyer of Emir Oil for losses arising from our breaches of representations and warranties, failure to perform covenants, litigation matters, compliance with (and validity of) Emir Oil’s exploration contract, transfer of certain payables, defects in ownership of certain facilities and pipelines, or violations of applicable environmental laws.  The representations, warranties and covenants of the buyer and the Company survive for a period of twelve months following the closing date, except in the case of fraud or criminal misconduct on our part, in which case survival is without limitation.  Our maximum indemnification obligation is limited to $39 million.  To help satisfy this obligation we were required by the Purchase Agreement to escrow $36 million of the proceeds from the Sale for a period of twelve months following the Closing.

The initial cash distribution owed to Messrs Cherdabayev and Tolmakov and Mr. Cherdabayev’s Consulting Agreement extraordinary event payment constitute part of this escrow account.  Any portion of the escrow remaining following the expiration of the one-year period will be distributed pro-rata to our shareholders following payments to Messrs. Cherdabayev and Tolmakov as disclosed above.

Off-Balance Sheet Financing Arrangements

As of December 31, 2011, we had no off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BMB MUNAI, INC.

Date:	February 14, 2012	/s/ Askar Tashtitov
Askar Tashtitov President

Date:	February 14, 2012	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer