Form 10-K
period 2012-03-31
BMB MUNAI INC
filed 2012-06-25
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012

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

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:  Common, $0.001 par value

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
☑ Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
       ☑

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
☐ Yes  ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $48,042,275.

As of June 10, 2012, the registrant had 55,787,554 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference:  None

BMB MUNAI, INC.

Unless otherwise indicated by the context, references herein to the “Company”, “BMB”, “we”, our” or “us” means BMB Munai, Inc, a Nevada corporation, and its corporate subsidiaries and predecessors.

Unless otherwise indicated by the context all dollar amounts stated in this annual report on Form 10-K are in U.S. dollars.

Forward-Looking Information

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are based on management’s beliefs and assumptions and on information currently available to management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, a potential second cash distributions to our shareholders, our ability to identify or pursue other opportunities in the oil and gas industry within the Republic of Kazakhstan, or elsewhere, our results of operations, cash flows, capital resources and liquidity and future actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “predict,” “may,” “should,” “could,” “will” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  These factors include, but are not limited to, completion of all closing conditions, including receipt of all required regulatory approvals, satisfaction of outstanding obligations, costs and expenses, economic conditions, competition, legislative requirements, sufficiency of working capital, capital resources and liquidity and other factors detailed herein and in our other Securities and Exchange Commission filings.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

PART I

Item 1.   Business

Overview

BMB Munai, Inc. is a Nevada corporation that originally incorporated in the State of Utah in 1981.  From 2003 to 2011, our business activities focused on oil and natural gas exploration and production in the Republic of Kazakhstan (also referred to herein as the “ROK” or “Kazakhstan”) through a wholly-owned operating subsidiary, Emir Oil LLP, (“Emir Oil”).  Emir Oil held an exploration contract that allowed exploration drilling and oil production in the Mangistau Province in the southwestern region of Kazakhstan.

On February 14, 2011 we entered into a Participation Interest Purchase Agreement (the “Purchase Agreement”) with MIE Holdings Corporation (HKEx: 1555), a company with limited liability organized under the laws of the Cayman Islands (“MIE”), and its subsidiary, Palaeontol B.V., a company organized under the laws of the Netherlands (“Palaeontol”), pursuant to which we agreed to sell all of our interest in Emir Oil to Palaeontol (the “Sale”)  The initial purchase price was $170 million, net of $10.4 million in purchase adjustments.

On September 19, 2011 we completed the Sale.  In accordance with the Purchase Agreement, we are currently engaged in certain post-closing undertakings to assist the MIE subsidiary with the acquisition of certain contracts, leases and transfers of rights.

In connection with the closing of the Sale, on September 21, 2011 we completed the mandatory redemption (the “Redemption”) of our $61.4 million in principal amount of 10.75% Convertible Senior Notes due 2013, pursuant to the Amended and Restated Indenture, dated as of March 4, 2011, between the Company and The Bank of New York Mellon, as trustee.

Pursuant to the Purchase Agreement, we were required to place $36 million of the proceeds of the Sale into escrow (the “Escrow”) to indemnify the buyer for losses arising from any breaches by us of representations and warranties, failure to perform covenants, litigation matters, compliance with (and validity of) Emir Oil’s exploration contract, transfer of certain payables, defects in ownership of certain facilities and pipelines, or violations of applicable environmental law. Defense of such claims may result in additional costs to maintain our interest in the restricted cash or to limit potential liability. In the event that claims are successful, the balance payable to MIE subsidiary may include cash amounts in excess of the $36 million escrowed, including potentially an additional $3 million up to a total of $39 million under certain conditions.

On October 24, 2011 the Company made an initial cash distribution of $1.04 per share to common stockholders of record on October 10, 2011, with the exception of Boris Cherdabayev, the chairman of our board of directors, and Toleush Tolmakov, a former executive officer of the Company, who agreed to contribute into the Escrow at closing the entirety of the cash distribution, approximately $13 million, they otherwise would have been entitled to receive from the Company in the initial cash distribution.  On the record date Messrs. Cherdabayev and Tolmakov were the record or beneficial holders of 6,248,727 shares and 6,251,960 shares of Company common stock, respectively.  To further help fund the Escrow, Mr. Cherdabayev also agreed to an amendment to his Consulting Agreement with the Company that defers, until the Escrow amount is released, the $5 million extraordinary event payment that would otherwise have been payable to him in connection with the Sale.  Messrs. Cherdabayev and Tolmakov agreed to defer until the anticipated second cash distribution, if any, their portion of the initial cash distribution and have put at risk the entire value of their common stock for the Company’s indemnification purposes.

The initial distribution amount was determined after giving effect to the estimated closing adjustments, Escrow amount, repayment of the Convertible Senior Notes, and after providing for the payment of or reserve for other anticipated liabilities and transaction costs.

As a result of the Sale, we voluntary delisted our common stock from the NYSE Amex (the “Amex”), which became effective following the close of business on September 29, 2011.  Our common stock is now quoted over-the-counter on the OTCQB, stock symbol “BMBM”.

In February 2012 we entered into a Management Services Agreement (“Services Agreement”) with Lakeview International, LLC (“Lakeview”).  Pursuant to the Services Agreement, Lakeview is providing management, administrative and support personnel and services to us in furtherance of fulfilling our obligations under the Purchase Agreement and other activities through December 31, 2012.

Our Business

Since September 2011 our principal business operations have been focused on satisfying certain post-closing undertakings to assist the MIE subsidiary with the acquisition of certain contracts, leases and transfers of rights in accordance with the Purchase Agreement and exploring opportunities to exploit the expertise of our management staff within the oil and gas sector in the Republic of Kazakhstan.

While we continue to work to satisfy our obligations under the Purchase Agreement, these efforts do not generate revenue for the Company.  We do not anticipate generating revenue until such time as we are able to identify and exploit new business opportunities.  This raises substantial doubt about our ability to continue as a going concern.

We have approximately 21 total employees, all of which are full-time employees.  From time to time we utilize the services of independent consultants and contractors to perform various professional services.

Reports to Security Holders

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other items with the Securities and Exchange Commission (the “Commission”).  The public may read and copy any documents we file with the Commission at its Public Reference Room at 100 F Street N.E., Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains its Internet web site at www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers the file electronically with the Commission, like BMB Munai.

Item 1A. Risk Factors

Listed below are some of the more critical or unique risk factors that we have identified as affecting or potentially affecting the Company.  You should carefully consider these risks and the risks identified elsewhere in this annual report on Form 10-K and in the Notes to the Consolidated Financial Statements included in this report when evaluating our forward-looking statements and our Company.  The effect of any one risk factor or a combination of several risk factors could materially affect our business and the accuracy of the forward-looking statements and other information provided this annual report on Form 10-K.  These risks are not presented in order of importance or probability of occurrence.

We have limited continuing operations and assets as a result of the Sale.

As a result of the Sale, we no longer have substantial operations or assets.  Currently, we are working to (i) complete our obligations pursuant to the Purchase Agreement, (ii) respond to indemnification claims made by Palaeontol in connection with the Purchase Agreement, (iii) pay out the second distribution, if any, to our stockholders, and (iv) explore opportunities to exploit the expertise of our management staff in the oil and gas industry in Kazakhstan.

The amount of the second distribution is an estimate and the second distribution, if any, may be much lower than anticipated.

The amount of the anticipated second distribution to our stockholders is an estimate that remains subject to various adjustments, including, but not limited to, (i) fees and expenses incurred in connection with the consummation of the Sale and transactions in furtherance thereof, (ii) payment of our other debts, obligations and liabilities, (iii) payments to Messrs. Tolmakov and Cherdabayev of their deferred distribution amounts and payment to Mr. Cherdabayev of his extraordinary event payment, and (iv) the availability of funds to be released from the Escrow, which is subject to certain indemnification claims for a minimum twelve-month period.  Because of the uncertainty of these adjustments, stockholders may not receive a second distribution, or the second distribution may be considerably lower than estimated.

If we are unsuccessful in satisfying our remaining outstanding obligations under the Purchase Agreement we may have no funds available to distribute in a second distribution.

If we are unable to fulfill the obligations still outstanding under the Purchase Agreement prior to the one-year Escrow period, the Escrow could be subject to claims from Palaeontol, which would reduce, and could possible drain the entire Escrow amount leaving no funds available for a second distribution.  Any claims made against the Escrow by Palaeontol will likely reduce the amount that would be received by our stockholders in a second distribution.

The board of directors may determine it to be in the best interest of the Company and its stockholders to liquidate and terminate the Company’s existence following the Escrow period and second distribution.

In connection with the completion of the Escrow period and the second distribution, if any, based on the advice of management regarding potential business opportunities available to the Company, or the lack thereof, or the advice of the Company’s tax, accounting, legal or other experts, our board of directors may determine it to be in the best interest of the Company and its stockholders to liquidate the Company and terminate its existence.

If we are unsuccessful in obtaining a source of capital to meet our operating needs, we may be forced to liquidate and terminate the Company’s existence.

Following completion of the Escrow period and the second distribution, if any, we will have very limited capital to fund operations.  We do not currently generate any revenue nor do we expect to do so until such time as we can make an acquisition or exploit an opportunity in the oil and gas industry in Kazakhstan that will allow us to generate revenue.  We do not currently expect such to occur prior to completion of the Escrow period and second distribution.

The financial crisis and economic conditions have and may continue to have a material adverse impact on our ability to pursue new opportunities.

The global financial markets have experienced a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in prices of securities, diminished liquidity and credit availability, inability to access capital, bankruptcy, failure, collapse or sale of financial institutions and an unprecedented level of intervention from the governments of a number of countries.  The cost of raising money in the debt and equity capital markets has increased while the availability of funds from those markets generally has diminished.  As a result of the concerns about the stability of financial markets generally and the solvency of existing debtors specifically, the cost of obtaining money from credit markets has increased.  Many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity and have either reduced or, in many cases, ceased to provide any new funding.

Even if we are able to identify and take advantage of other opportunities in the oil and gas industry in Kazakhstan, current economic conditions could materially adversely affect our ability to obtain credit or access the capital markets which could make it very difficult to obtain funding to pursue such opportunities.

Risks Relating to Our Common Stock

Our common stock price will continue to be volatile and will likely decline.

We believe our stock price has settled into its current trading range based on the market’s assumptions about the likelihood and anticipated amount of the second distribution to our stockholders.  Upon completion of the Escrow period, in approximately September 2012, we will be better positioned to know and inform the market with regard to the amount of the second distribution, if any, and we anticipate the price of our stock to react accordingly.  It is also possible that in connection with the completion of the Escrow period or any second distribution that management and the board of directors may determine that it is in the best interest of the Company and its stockholders to liquidate the Company and terminate its existence.

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

If at any time we have net tangible assets of $5.0 million or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

●	make a special written suitability determination for the purchaser;
●	receive the purchaser’s written agreement to a transaction prior to sale;
●
provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and that describe the market for the “penny stocks,” as we as a purchaser’s legal remedies: and

●
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

Item 1B. Unresolved Staff Comments

As a smaller reporting company, as defined in Rule 12b-2 promulgated under of the Securities Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide this the information requested by this Item.

Item 2.  Properties

Our principal executive and corporate offices are located in Salt Lake City, Utah, at 324 South 400 West, Suite 250, Salt Lake City, Utah 84101, USA.  We lease this space on a month to month basis.  We believe it is sufficient to meet our needs for the foreseeable future.

Since the closing of the Sale, MIE has allowed some of our employees to use a portion of the Emir Oil offices in Almaty, Kazakhstan free of rent, while others have been working primarily from home.  Our arrangement with MIE will end at the end of June 2012, at which time, pursuant to the Services Agreement, Lakeview will provide office space for our Kazakhstan-based employees through December 31, 2012.

In connection with the Sale, we sold all of our interest in our wholly-owned operating subsidiary, Emir Oil, including all of our right, title and interest in and to the oil and gas licenses and licensed territory owned by Emir Oil.  With the sale of Emir Oil, we currently own no oil and gas properties and are not currently engaged in oil and gas producing activities.

Item 3.  Legal Proceedings

As of the date of this annual report on Form 10-K management is not aware of any material pending legal, judicial or administrative proceedings to which the Company or any of its subsidiaries is a party or of which any properties of the Company or its subsidiaries is the subject.

Item 4.  Mine Safety Disclosures

  None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since September 30, 2011, our common stock has been quoted over-the-counter on the OTCQB under the symbol “BMBM.”  From September 21, 2006 until September 29, 2011, our common stock traded on the NYSE Amex under the symbol “KAZ.”

The following table presents the high and low sales price for the fiscal year ended March 31, 2011, for the first quarter of the year ended March 31, 2012 and for the period from July 1, 2011 to September 29, 2011, the last day our common stock traded on the NYSE Amex.  The table also presents the high and low bid prices for September 30, 2011 and for the third and fourth fiscal quarters of the year ended March 31, 2012.  The published high and low bid quotations were furnished by the OTC Markets Group, Inc.  These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal year ended March 31, 2012	High	Low

Fourth quarter	$0.205	$0.157
Third quarter	$ 1.12	$0.121
Sept. 30, 2011	$ 1.11	$ 1.11
July 1, 2011 – Sept. 29, 2011	$ 1.05	$ 0.80
First quarter	$ 1.02	$ 0.91

Fiscal year ended March 31, 2011

Fourth quarter	$ 1.18	$ 0.86
Third quarter	$ 0.99	$ 0.57
Second quarter	$ 0.62	$ 0.52
First quarter	$ 1.06	$ 0.61

Holders

As of June 10, 2012 we had approximately 363 shareholders of record holding 55,787,554 shares of our common stock.  The number of record holders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing houses or agencies.

Dividends

We have not declared or paid a cash dividend on our common stock during the past two fiscal years.  Our ability to pay dividends is subject to limitations imposed by Nevada law.  Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed it liabilities and it is able to pay its debts as they become due in the usual course of business.

In connection with the Sale, on October 24, 2011 we made an initial cash distribution to our stockholders in the amount of $1.04 per share.  Subject to the availability of funds to be released from the Escrow, actual costs incurred and other factors, we also intend to make a second cash distribution to our stockholders that could range up to $0.30 per share following termination of the Escrow.  Because we did not have either current or accumulated earnings and profits, after taking into account the Sale, we anticipate the distributions will be treated as a tax-free return of the U.S. Holder’s investment, to the extent of the U.S. Holder’s tax basis in our common stock.  While we anticipate this to be the anticipated treatment for U.S. federal income tax consequences of the distributions, there can be no assurance that the IRS will not challenge our expectations and we have not obtained and do not intend to obtain a ruling from the IRS regarding U.S. federal tax consequences or the tax consequences in any other jurisdiction.

Further, we do not undertake to provide tax advice to any shareholder and each shareholder is advised to consult his or her individual tax advisor for the appropriate tax treatment of any distribution received from the Company.

As used above, the term “U.S. Holder” means a beneficial owner of our common stock that is for U.S. federal income tax purposes:

●	a citizen or individual resident of the United States, as determined for U.S. federal income tax purposes;
●	a corporation, or other entity taxable as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any political subdivision thereof;

●	an estate the income of which is subject to U.S. federal income taxation regardless of its source; or
●
a trust if (1) a court within the United States can exercise primary supervision over its administration and one or more U.S. persons have the authority to control all its substantial decisions, or (2) the trust has a valid election in effect under applicable Treasury Regulations to be treated as a U.S. person.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report.

Performance Graph

As a smaller reporting company, as defined in Rule 12b-2 promulgated under of the Securities Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide this the information requested by this Item.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the quarter ended March 31, 2012.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities of the Company during the quarter ended March 31, 2012.

Item 6. Selected Financial Data

As a smaller reporting company, as defined in Rule 12b-2 promulgated under of the Securities Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide this the information requested by this Item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

As discussed in this report in Item 1. “Business,” and Note 6 – “Discontinued Operations and Sale of Emir Oil” of the Notes to our Consolidated Financial Statements accompanying this report, we sold our interest in Emir Oil, our operating subsidiary, during the 2012 fiscal year.  Our stockholders approved the Sale at a special meeting of stockholders held on June 2, 2011.  As a result of Sale we currently do not have substantial operations or assets.  Currently, we are working to (i) complete our obligations pursuant to the Purchase Agreement, (ii) respond to indemnification claims made by Palaeontol in connection with the Purchase Agreement, (iii) pay out the second distribution, if any, to our stockholders, and (iv) explore opportunities in the oil and gas industry in the Republic of Kazakhstan to exploit the expertise of our management staff.  Because of the limited continuing operations of BMB and limited capital, there is substantial doubt as to our ability to continue to operate as a going concern.

In accordance with generally accepted accounting principle in the United States, because of the Sale, the results of operations and the financial position of Emir Oil have been classified in the Consolidated Financial Statements accompanying this report as discontinued operations.  Historically, the assets and operations of Emir Oil have represented the major portion of our consolidated total assets and results of operations.  The results of our operations, that are solely operations of BMB Munai, excluding the operations of Emir Oil, will be reported and further discussed as results of continuing operations. This discussion and analysis of financial condition and results of operations has been retroactively reclassified and subdivided to results from continuing operations and results from discontinued operations.

This discussion summarizes the significant factors affecting our continuing and discontinued operating results, financial condition, liquidity and capital resources during the fiscal years ended March 31, 2012 and 2011.  This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements accompanying this report.

Results of Continuing Operations

Year ended March 31, 2012 compared to the year ended March 31, 2011.

Revenue

We did not generate any revenue during the fiscal years ended March 31, 2012 and 2011 except from oil and gas sales through Emir Oil.

Expenses

The following table presents details of our expenses for the years ended March 31, 2012 and 2011:

	For the year ended	For the year ended
	March 31, 2012	March 13, 2011
Costs and Operating Expenses:
General and administrative	$ 20,311,395	$ 10,037,072
Interest expense	3,551,022	5,977,640
Amortization and depreciation	101,515	89,575
Total	$ 23,963,932	$ 16,104,287

General and Administrative Expenses.  General and administrative expenses from continuing operations during the year ended March 31, 2012 were $20,311,395 compared to $10,037,072 during the year ended March 31, 2011.  This represents a 102% increase.  This increase was mainly the result of accrued termination fee expense pursuant to Mr. Cherdabayev’s Consulting Agreement in the amount of $5,000,000 and selling expenses in the amount of $3,989,531 incurred and paid during the year ended March 31, 2012.  The increase in general and administrative expenses during the year ended March 31, 2012 is associated with the sale of our wholly owned subsidiary Emir Oil and we expect general and administrative expenses to significantly decrease in upcoming quarters.

Interest Expense.  During the year ended March 31, 2012 we incurred interest expense from continuing operations of $3,551,022 compared to interest expense of $5,977,640 during the same period of 2011.  The 41% decrease in interest expense resulted from the mandatory redemption of our Convertible Senior Notes in September 2011, which resulted in the retirement of all interest obligations.  We do not expect to incur significant interest expense in future quarters unless we access the credit markets or borrow funds.

Amortization and Depreciation.  Amortization and depreciation expense from continuing operations for the year ended March 31, 2012 increased by $11,940 or 13% compared to the year ended March 31, 2011.  The increase resulted from the purchase of fixed assets during the 2012 fiscal year.  With the closing of Almaty office in May 2012 we will not incur any depreciation expenses and thus amortization and depreciation will decrease in upcoming quarters.

Loss from Operations.  During the year ended March 31, 2012 we recognized a loss from operations of $23,963,932 compared to loss from operations of $16,104,287 during the year ended March 31, 2011.  This increase in loss from operations during fiscal 2011 is the result of the 102% increase in general and administrative expense during fiscal 2012, which was only partially offset by 30% decrease in interest expense. As a result of the anticipated decreases in general and administrative, interest and amortization and depreciation expenses in upcoming quarters, we expect loss from operations to decrease significantly in future periods.

Total Other Expense.  During the fiscal year ended March 31, 2012 we recognized total other expense from continuing operations of $4,232 compared to total other expense of $396,441 during the fiscal year ended March 31, 2011. The 99% decrease in other expense was mainly due to the 94% decrease in foreign exchange loss during the fiscal year 2012. With the Sale of our subsidiary we will not likely be involved in the operations connected with currency other than the U.S. Dollar in upcoming quarters, thus we do not anticipate recognizing foreign exchange loss or gain in future periods.  As noted above, we also anticipate interest income and other expenses to decrease.  As foreign exchange gain/loss, interest income and other expenses are part of total other expense/income, and we expect all of these items to be lower in upcoming fiscal periods, we likewise expect total other expense/income to decrease in upcoming periods.

Income Tax Benefit. During fiscal 2011 we realized an income tax benefit from continuing operations of $1,366,631. We have not realized any income tax expense or benefit from continuing operations during the fiscal year ended March 31, 2012.  The Sale of Emir Oil was accounted for net of income taxes.

Loss from Continuing Operations. During the fiscal year ended March 31, 2012 we realized a loss from continuing operations of $23,968,164 compared to $15,134,097 during the fiscal year ended March 31, 2011. This 58% increase in loss from continuing operations was primarily attributable to increased general and administrative expense. We expect the loss from continuing operations to decrease in upcoming periods.

Loss on Sale of Emir Oil. During the fiscal year ended March 31, 2012 we incurred a loss on the sale of Emir Oil in the amount of $127,147,771.  As more fully discussed in Note 6 – Discontinued Operations and Sale of Emir Oil, this loss was the result of the sale of the net assets of Emir Oil which totaled $290,726,156, for net proceeds from the sale of $159,601,000 (after giving effect to purchase adjustments) and recognizing the tax effect of the sale of $3,977,385.  As the sale of Emir Oil was a one-time event, we do not anticipate realizing a similar loss in future periods.

Income from Discontinued Operations. During the fiscal year ended March 31, 2012 we realized income from discontinued operations of $11,899,714 compared to $20,015,870 during the fiscal year ended March 31, 2011. We will not realize income from discontinued operations in future fiscal periods.

Net (Loss)/Income. For all of the foregoing reasons, during the year ended March 31, 2012 we realized net loss of $139,216,221 or $2.50 basic and diluted loss per share compared to a net income of $4,881,773 or $0.09 basic and diluted income per share for the year ended March 31, 2011.  For the reasons discussed above, we anticipate net loss will decrease in upcoming fiscal periods.

               Liquidity and Capital Resources

As noted throughout this report, in September 2011 we completed the sale of our wholly-owned operating subsidiary Emir Oil to a wholly-owned subsidiary of MIE.  The initial purchase price of $170 million was subject to various closing adjustments of $10.4 million, selling expenses of $4 million and the deposit of $36 million in escrow to be held for a period of twelve months following the closing for indemnification purposes.

In connection with the closing of the Sale, on September 21, 2011 we completed the mandatory redemption and retirement of all of our outstanding Convertible Senior Notes in exchange for payment to the holders of the Convertible Senior Notes in the aggregate amount of $62.6 million.

As a result of the Sale we were also contractually obligated to make extraordinary event payments to our executive officers and certain employees and consultants of the Company in the aggregate amount of $7.9 million, exclusive of the extraordinary event payment owed to Boris Cherdabayev discussed in more detail below.  As of March 31, 2012 we had paid $7.9 million in extraordinary event payments.  The balance has been recorded as short-term liabilities in our Consolidated Financial Statement.

From the $36 million placed in the Escrow for indemnification purposes, we are required to indemnify Palaeontol for losses arising from our breaches of representations and warranties, failure to perform covenants, litigation matters, compliance with (and validity of) the existing exploration contract, transfer of certain payables, defects in ownership of certain facilities and pipelines, or violations of applicable environmental laws.  The representations, warranties and covenants of the Company survive for a period of twelve months following the closing date, except in the case of fraud or criminal misconduct on our part, in which case survival is without limitation.  Our maximum indemnification obligation is limited to $39 million.

To assist us in funding our indemnification obligations, Boris Cherdabayev, the chairman of our board of directors, and Toleush Tolmakov, a former executive officer of the Company, agreed to contribute into the Escrow (to form part of the $36 million in Escrow funds) the entirety of the cash distribution, approximately $13 million, they otherwise would have been entitled to receive from us in the initial stockholder distribution.  As of the record date Mr. Cherdabayev was the record or beneficial holder of 6,248,727 shares of our common stock and Mr. Tolmakov was the record or beneficial holder of 6,251,960 shares of our common stock.  As a result these individuals have agreed to defer until the anticipated second stockholder distribution, if any, their portion of the initial stockholder distribution and have put at risk the entire value of their common stock for our indemnification purposes.  By doing so, they enabled us to pay to the remaining Company stockholders at the initial distribution the amount of cash that otherwise would have been paid to Messrs. Cherdabayev and Tolmakov at the initial distribution.

To increase the amount of the initial distribution available to Company stockholders, Mr. Cherdabayev also agreed to amend his consulting contract with the Company to defer until twelve months following the closing a $5 million extraordinary event payment owed to him at the closing.  In connection with the amendment, it was agreed that the extraordinary event payment amount would be limited to the amount remaining in escrow if less than $5 million.  Payment of this liability to Mr. Cherdabayev will be made, if at all, before any escrow funds are distributed to our stockholders, as would have been the case had he not agreed to the amendment

On October 24, 2011 we paid an initial cash distribution of $1.04 per share to our common stockholders of record on October 10, 2011.  The total amount distributed to common stockholders was $58,019,056.  As of March 31, 2012, the amount paid was $43,002,499 with $2,015,842 payable and $13,000,714 deferred until the release of the Escrow.

Upon release of the Escrow funds (after payment to Mr. Cherdabayev of any amounts due to him under his amended consulting agreement in respect of the extraordinary event payment), if any, Messrs. Cherdabayev and Tolmakov will receive, prior to any distributions to other stockholders, the initial distribution that they contributed into Escrow, to the extent remaining, with the balance of any remaining Escrow and other available funds, as determined by the Company’s board of directors, to be distributed thereafter to all of our stockholders, including Messrs. Cherdabayev and Tolmakov, pro rata in accordance with their shares of common stock held as of the record date for the second distribution.

We will continue to operate the Company until at least September 2012 and will continue to work with Palaeontol during the indemnification period to assist with the ownership transition and to satisfy our obligations under the Purchase Agreement.  We intend to continue to explore opportunities to exploit the expertise of our management staff within the oil and gas sector in the Republic of Kazakhstan.

While we continue to work to satisfy our obligations under the Purchase Agreement, these efforts do not generate revenue for the Company.  We do not anticipate generating revenue until such time as we are able to identify and exploit new business opportunities.  This raises substantial doubt about our ability to continue as a going concern.

Cash Flows

During the year ended March 31, 2012 cash was primarily used to fund operating activities and exploration expenditures.  See below for additional discussion and analysis of cash flow.

	Year ended March 31, 2012	Year ended March 31, 2011

Net cash provided by operating activities	$ 15,278,079	$ 35,779,349
Net cash provided by (used in) investing activities	$ 136,255,136	$ (35,078,949)
Net cash used in financing activities	$ (109,269,699)	$ (5,369,245)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ 42,263,516	$ (4,668,845)
NET CHANGE IN CASH AND CASH EQUIVALENTS–CONTINUING OPERATIONS	$ 38,946,233	$ (2,566,347)
NET CHANGE IN CASH AND CASH EQUIVALENTS–DISCONTINUED OPERATIONS	$ 3,317,283	$ (2,102,498)

Our principal source of liquidity during the year ended March 31, 2012 was cash and cash equivalents.  At March 31, 2011 cash and cash equivalents from continuing and discontinued operations totaled to approximately $426,045. At March 31, 2012 cash and cash equivalents from continuing and discontinued operations totaled to approximately $39.4 million, which includes $36 million of restricted cash being held for indemnification purposes.

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

Contractual Obligations and Contingencies

The following table lists our significant commitments at March 31, 2012, excluding current liabilities as listed on our consolidated balance sheet:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Cash distribution from escrow account(1)	$ 39,000,000	$ 39,000,000	$ -	$ -	$ -

(1)
Pursuant to the terms of the Purchase Agreement, we are required to indemnify Palaeontol for losses arising from our breaches of representations and warranties, failure to perform covenants, litigation matters, compliance with (and validity of) the exploration contract, transfer of certain payables, defects in ownership of certain facilities and pipelines, or violations of applicable environmental laws.  The representations, warranties and covenants of Palaeontol and the Company survive for a period of twelve months following the closing date, except in the case of fraud or criminal misconduct on our part, in which case survival is without limitation.  Our maximum indemnification obligation is limited to $39 million.  To help satisfy this obligation we were required by the Purchase Agreement to escrow $36 million of the proceeds from the Sale for a period of twelve months following the Closing.

The initial cash distribution owed to Messrs Cherdabayev and Tolmakov and Mr. Cherdabayev’s Consulting Agreement extraordinary event payment constitute part of this Escrow.  Any portion of the Escrow remaining following the expiration of the one-year period will be distributed pro-rata to our shareholders following payments to Messrs. Cherdabayev and Tolmakov as disclosed above.

Off-Balance Sheet Financing Arrangements

As of March 31, 2012 we had no off-balance sheet financing arrangements.

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

We have stock option plans as described in Note 8.  Compensation expense for options and stock granted to employees is determined based on their fair value at the time of grant, the cost of which is recognized in the Consolidated Statements of Operations over the vesting periods of the respective options.

Share-based compensation incurred for the year ended March 31, 2011 was $1,254,025. The Company did not incur any share-based compensation expense for the year ended March 31, 2012.

New Accounting Pronouncements

For details of applicable new accounting standards, please, refer to New accounting pronouncements in Note 2 of our Consolidated Financial Statements accompanying this report.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

As a smaller reporting company, as defined in Rule 12b-2 promulgated under of the Securities Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide this the information requested by this Item.

Item 8.  Financial Statements and Supplementary Data

The Consolidated Financial Statements and supplementary data required by this Item 8 are included at page F-1 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”))  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
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

Management conducted an assessment of the effectiveness of the our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this assessment, our management concluded that as of March 31, 2012 our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name of Director or Executive Officer	Age	Positions with the Company	Director Since	Officer Since

Boris Cherdabayev	58	Chairman of the Board of Directors	November 2003

Jason M. Kerr	40	Independent Director	May 2008

Troy F. Nilson	46	Independent Director	December 2004

Leonard M. Stillman	69	Independent Director	October 2006

Valery Tolkachev	45	Independent Director	December 2003

Askar Tashtitov	33	President and Director	May 2008	May 2006

Evgeniy Ler	29	Chief Financial Officer		April 2009

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

Jason M. Kerr.  Mr. Kerr graduated from the University of Utah in 1995 with a Bachelors of Science degree in Economics and in 1998 with a Juris Doctorate from the same university, where he was named the William H. Leary Scholar. In 2011, Mr. Kerr founded the firm Price, Parkinson & Kerr, where he practices commercial litigation.  From 2006 to 2011 Mr. Kerr was the associate general counsel of Basic Research, LLC, concentrating in intellectual property litigation. Prior to joining Basic Research, Mr. Kerr was a partner with the law firm of Plant, Christensen & Kanell in Salt Lake City, Utah. Mr. Kerr was employed with Plant, Christensen & Kanell from 1996 through 2001 and from 2004 to 2006. From 2001 through 2004 Mr. Kerr was employed as a commercial litigator with the Las Vegas office of Lewis and Roca.  Mr. Kerr became a Company director in May 2008.  Mr. Kerr currently serves on the Company’s Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee.  Mr. Kerr is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant or registered investment company.  In concluding that Mr. Kerr should serve as a Company director, we considered his educational background in economics and his professional experience as an attorney.

Troy F. Nilson, CPA.  From February 2001 to August 2010 Mr. Nilson served as an Audit Partner with Chisholm, Bierwolf, Nilson & Morrill, Certified Public Accountants, in Bountiful, Utah.  Currently he is an Audit Partner with Bierwolf & Nilson PLLC.  From December 2000 to February 2001, he served as an Audit Manager for Crouch, Bierwolf & Associates, Certified Public Accountants, in Salt Lake City, Utah.  Prior to that time, Mr. Nilson served as the Senior Internal Auditor for Intermountain Power Agency in Salt Lake City, Utah from March 1995 to December 2000.  In the past eleven years, Mr. Nilson has had extensive public and private company audit, audit review and Securities and Exchange Commission disclosure and reporting experience.  Mr. Nilson received licensure as a Certified Public Accountant in 1997.  Mr. Nilson earned a Master’s of Science Degree in Business Information Systems from Utah State University in December 1992, and a Bachelor of Science in Accounting from Utah State University in August 1990.  Mr. Nilson became a Company director in December 2004.  Mr. Nilson currently serves on the Company’s Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee.  Mr. Nilson is not currently, nor has he in the past five years been, a director or nominee of any other SEC registrant or registered investment company.  We considered Mr. Nilson’s experience and expertise as a U.S. certified public accountant auditing SEC reporting issuers in concluding that Mr. Nilson should serve as a director of the Company.

Leonard M. Stillman. Mr. Stillman received his Bachelor of Science degree in mathematics from Brigham Young University and Master’s of Business Administration from the University of Utah.  He began his career in 1963 with Sperry UNIVAC as a programmer developing trajectory analysis software for the Sergeant Missile system. Mr. Stillman spent many years as a designer and teacher of computer language classes at Brigham Young University, where he developed applications for the Administrative Department including the school’s first automated teacher evaluation system. During that time, he was also a Vice-President of Research and Development for Automated Industrial Data Systems, Inc and the Owner of World Data Systems Company, which provided computerized payroll services for companies such as Boise Cascade.  Mr. Stillman has over 40 years of extensive business expertise including strategic planning, venture capital financing, budgeting, manufacturing planning, cost controls, personnel management, quality planning and management, and the development of standards, policies and procedures.  He has extensive skills in the design and development of computer software systems and computer evaluation. Mr. Stillman helped found Stillman George, Inc. in 1993 and founded Business Plan Tools, LLC in 2004.  He was employed with Stillman George, Inc. until 2010 where his primary responsibilities included managing information, technical development and financial analysis projects and development as well as general company management and consulting activities. He is currently employed by Business Plan Tools, LLC which provides cloud-based SaaS business planning software and consolidates a broad variety of skills from a growing group of business professionals to provide needed support in finance, marketing, management, sales, planning, product development and more to businesses worldwide.  Mr. Stillman currently serves on the Company’s Corporate Governance and Nominating Committee.  Mr. Stillman is not currently, nor has he in the past five years been, a director or nominee of any other SEC registrant or registered investment company.  In concluding that Mr. Stillman should serve as a director of the Company, we considered his training in business management, strategic planning, corporate finance and information management.

Valery Tolkachev.  Valery Tolkachev, Director.  Since June 2011 Mr. Tolkachev has served and the First Deputy Chairman of the Managing Board of Taurus Bank.  From 2009 to May 2011 Mr. Tolkachev served in various top executive positions with Moscow-based Bank-T (f.k.a MaxWellBank), including Chairman of the Managing Board, President, member of the board of directors and Chairman of the Credit Committee.  In May 2011 he sold his interest and left his employment with, the bank. Mr. Tolkachev is currently unemployed.  From August 2008 to March 2009, Mr. Tolkachev was employed with Slavyansky Bank in Moscow, Russia, where he served as the Deputy Chairman. From 1991 to 2008, Mr. Tolkachev served in top positions, such as Managing Director of Development Department, Managing Director of Capital Markets Department, Chairman of Investment Banking Committee, Vice President of Strategic Development Department, and Deputy Director of Customer Relations Department with UniCredit Securities (f.k.a. UniCreditAton, former ATON Broker.  Mr. Tolkachev has also served in various positions with various employers including MDM Bank, InkomBank, InkomCapital and others.  Mr. Tolkachev graduated with Honors from the High Military School in Kiev, USSR in 1989.  In 2005 he completed his studies at the Academy of National Economy, as a qualified lawyer.  Mr. Tolkachev serves on the Compensation Committee and the Corporate Governance and Nominating Committee of the Company.  Mr. Tolkachev became a Company director in December 2003.  Mr. Tolkachev also serves as a director of Caspian Services, Inc., an SEC registrant.  During the past five years, Mr. Tolkachev also served as a director of Bekem Metals, Inc., which was an SEC registrant during the time Mr. Tolkachev served as a director.  Other than as disclosed herein, Mr. Tolkachev is not currently, nor has he in the past five years been, a director or nominee of any other SEC registrant or registered investment company. We took into account Mr. Tolkachev’s extensive investment experience and his related finance and banking background in concluding that he should serve as a director of the Company.

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

Evgeniy Ler. Mr. Ler has been with the Company since 2006. Prior to being appointed CFO, Mr. Ler served in other capacities with the Company including Finance Manager and Reporting Manager. Since the closing of the Sale, Mr. Ler has also been serving as the Deputy Director of Internal Controls for Emir Oil, LLP.  Prior to joining the Company, from 2002 to 2006, Mr. Ler was employed by Deloitte & Touche where he held the position of Senior Auditor in Financial Services & Industries Group, Audit.  In that position he led large engagements for banks, financial institutions and oil and gas companies.  In 2003 Mr. Ler was awarded a Bachelors degree in Financial Management from the Kazakh-American University located in Almaty, Kazakhstan. In 2008 Mr. Ler passed the AICPA Uniform CPA Examination. Mr. Ler has also completed trainings in London on oil and gas financial reporting in accordance with IFRS and US GAAP and internal Deloitte trainings on audit, financial reporting and due diligence.

Family Relationships

There are no family relationships among our directors, executive officers and/or nominees.

Involvement in Certain Legal Proceedings

On April 8, 2011 the United States Securities and Exchange Commission issued an order instituting public administrative and cease-and-desist proceedings pursuant to Section 4C and 21C of the Securities Exchange Act of 1934 and Rule 102(e) of the Commission’s Rules of Practice, making findings, and imposing remedial sanctions and a cease-and-desist order against Troy Nilson, one of our directors.  Pursuant to the cease-and-desist order, it was ordered, effective immediately, that:

●	Mr. Nilson cease and desist from committing or causing any violations and any future violations of Section 10A(a)(1) and 10A(a)(3) of the Exchange Act.
●	Mr. Nilson cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 13a-1, 13a-13 and 12b-20 promulgated thereunder.
●	Mr. Nilson is denied the privilege of appearing or practicing before the Commission as an accountant.
●	After five years from the date of the order, Mr. Nilson may request that the Commission consider his reinstatement by submitting an application to resume appearing or practicing before the Commission.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and any persons who own more than 10% of the common stock of the Company to file with the Securities and Exchange Commission reports of beneficial ownership and changes in beneficial ownership of common stock.  Officers and directors are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during fiscal 2012 all filing requirements applicable to our officers, directors were met on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar duties.  The code is designed to deter wrongdoing and to promote:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
●	full, fair, timely, accurate and understandable disclosure in reports and documents that we file with, or submit to the Commission and in our other public communications;
●	compliance with applicable governmental laws, rules and regulations;
●	prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
●	accountability for adherence to the code.

A copy of our code of ethics was filed with the Commission as Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004.  A copy of the code of ethics will be provided to any person without charge upon written request to our Corporate Secretary at 324 South 400 West, Suite 250, Salt Lake City, Utah 84101.

Committees of the Board of Directors

   The board has standing audit, compensation, and corporate governance and nominating committees.  The board has adopted written charters for each of these committees.  Copies of these charters will be provided to any person without charge upon written request to our Corporate Secretary at 324 South 400 West, Suite 250, Salt Lake City, Utah 84101.

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

The audit committee has the sole authority to retain and terminate our independent registered public accounting firm and to approve the compensation paid to our independent registered public accounting firm.  The audit committee is responsible for the pre-approval of all non-audit services provided by our independent registered public accounting firm.  Non-audit services are only provided by our independent registered public accounting firm to the extent permitted by law.  The audit committee is comprised of two independent directors Troy Nilson and Jason Kerr.  Mr. Nilson has and will continue to act as chairman of the committee.  Our board of directors has determined that Mr. Nilson qualifies as an “audit committee financial expert” under the rules of the SEC adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002.  As discussed above, our board of directors has also determined that Mr. Nilson and Mr. Kerr each qualifies as “independent” in accordance with the applicable regulations of the NYSE Amex for audit committee members.

Our board may establish other committees from time to time to facilitate our management.

Board Diversity

While we do not have a formal policy regarding the consideration of diversity in identifying and evaluating potential director candidates, the board considers the interplay of a candidate’s knowledge, expertise, skills and experience with that of the other members of the board of directors in order to build a board of directors that is effective, collegial and responsive to the needs of the Company. We believe this analysis results in a board of directors that is diverse in knowledge, expertise, skills, experience and viewpoint.

Procedures for Security Holders to Nominate Candidates to the Board of Directors

There have been no material changes to the procedures set forth in our proxy statement filed with the SEC on November 18, 2009, by which security holders may recommend nominees to our board of directors.

Board Leadership Structure and Role in Risk Oversight

We do not have a policy regarding the separation or combination of the roles of the Chairman of the board of directors and chief executive officer and believe that the separation or combination of these offices is a matter for discussion and determination by the board. The board believes that it should be able to select the Chairman of the board based on the criteria that the board deems to be in the best interests of the Company and its stockholders.

Currently we have separate individuals serving as Chairman of the board of directors and as President. Askar Tashtitov, our President, is responsible for setting the strategic direction of the Company and managing the leadership and performance of the Company.  Boris Cherdabayev, the Chairman of our board of directors, provides guidance to the President, sets the agenda for meetings of the board and presides over meetings of the full board.  At this time, the board believes this structure strengthens the role of the board in fulfilling its oversight responsibility and fiduciary duties to the Company’s shareholders while recognizing the management direction of the Company.

Board-level risk oversight is primarily performed by our full board. Our risk oversight process includes an ongoing dialogue between management and the board, intended to identify and analyze risks that face the Company. Through these discussions with management and their own business experience and knowledge, our directors are able to identify material risks for which a full analysis and risk mitigation plan are necessary.  With respect to risks related to internal controls, financial and accounting matters the board monitors risk mitigation action plans developed by management, in order to ensure such plans are implemented and are effective in reducing the targeted risk.

Item 11.  Executive Compensation

The table below summarizes compensation paid to or earned by all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”) regardless of compensation level and the only other individuals who earned in excess of $100,000 during the last completed fiscal year. These individuals are referred to herein collectively as our “named executive officers” or “NEOs.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation(1) ($)	Total ($)

Askar Tashtitov	2012	43,934	-0-	-0-	3,018,547	3,062,481
President (PEO)(2)	2011	121,943	-0-	-0-	37,902	159,845

Gamal Kulumbetov	2012	29,290	-0-	-0-	399,985	429,275
Former CEO(2)	2011	95,619	-0-	-0-	34,444	130,063

Evgeniy Ler	2012	27,459	-0-	-0-	376,230	403,688
CFO	2011	97,083	-0-	-0-	33,334	130,417

Boris Cherdabayev	2012	71,995	-0-	-0-	31,510	103,505
Chairman of the	2011	192,000	-0-	-0-	63,164	255,164
Board of Directors

(1)	For details regarding All Other Compensation awarded to the NEOs, please see the “All Other Compensation” table below.
(2)
On August 8, 2011, Askar Tashtitov became the Principal Executive Officer of the Company when Gamal Kulumbetov ceased serving as the Chief Executive Officer (Principal Executive Officer) of the Company.

All Other Compensation

The table below provides additional information regarding all other compensation awarded to the named executive officers as disclosed in the “All Other Compensation” column of the “Summary Compensation Table” above.

Name	Year	Income Tax	Social Tax	Health Insurance	Pension Fund	Extraordinary Event/ Termination Benefit(1)

Askar Tashtitov	2012	$ 8,038	$ 7,394	$ 381	$ 2,735	$3,000,000
	2011	15,965	15,510	279	6,148	-0-

Gamal Kulumbetov	2012	$ 6,190	$ 5,037	$ 381	$ 2,656	$ 385,722
	2011	13,722	12,389	279	8,054	-0-

Evgeniy Ler	2012	$ 5,238	$ 4,847	$ 381	$ 2,646	$ 363,118
	2011	13,311	11,690	279	8,054	-0-

Boris Cherdabayev	2012	$ 15,092	$ 12,105	$1,352	$ 2,960	$ -0-
	2011	28,452	25,665	993	8,054	-0-

(1)
The Sale constituted an extraordinary event under the employment agreements of Messrs. Tashtitov, Kulumbetov and Ler, resulting in the termination of such agreements.  As a result of such termination due to the occurrence of an extraordinary event, the Company was required to make severance payment to each of these individuals.

Employment Agreements

As noted above, the employment agreements of Messrs. Tashtitov, Ler and Kulumbetov have terminated.  Mr. Kulumbetov is no longer with the Company.  Messrs. Tashtitov and Ler are employed by the Company at will and currently have no employment agreements with the Company.

We have consulting agreement with Boris Cherdabayev (the “Consulting Agreement”) the Chairman of the Company’s board of directors.  Pursuant to the Consulting Agreement, in addition to his services as Chairman of the board of directors, Mr. Cherdabayev will provide such consulting and other services as may reasonably be requested by Company management.  The Consulting Agreement became effective on January 1, 2010 and expires on December 31, 2014, unless earlier terminated.  The Consulting Agreement may be terminated for Mr. Cherdabayev’s death or disability and by the Company for cause.  The Consulting Agreement provides for a base compensation fee of $192,000 per year.

The Consulting Agreement originally provided for an extraordinary event payment equal to the greater of $5,000,000 or the base compensation fee for the remaining initial term of the Consulting Agreement in the event of any consolidation or merger of the Company or any of its subsidiaries with another person, or any acquisition of the Company or any of its subsidiaries by any person or group of persons, acting in concert, equal to fifty percent (50%) or more of the outstanding stock of the Company or any of its subsidiaries, or the sale of forty percent (40%) or more of the assets of the Company or any of its subsidiaries, or if one or more persons, acting alone or as a group, acquires fifty percent (50%) or more of the total voting power of the Company.

The Sale constitutes an extraordinary event under the Consulting Agreement, which would have triggered the payment of the $5,000,000 extraordinary event payment.  In connection with the Sale, however, Mr. Cherdabayev agreed to an amendment to the Consulting Agreement to defer until the Escrow funds are released.  Payment of this liability to Mr. Cherdabayev will be made, if there are funds available, before any Escrow funds are distributed to our stockholder in the second distribution.

Outstanding Equity Awards at Fiscal Year End

As of March 31, 2012 none of our NEOs held outstanding stock options, unvested restricted stock grants or other shares of stock, units or other rights awarded under any equity incentive plan that have not vested or that have not been earned.

Compensation of Directors

We compensate the non-employee members of our board of directors.  Employee members of our board of directors do not receive additional compensation for board service.

Director Fees

Members of the board of directors who are not employees or consultants of the Company are paid a stipend for serving on the board. During the current fiscal year the board of directors reduced the stipend from $40,000 per year to $25,000 per year.

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

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our non-employee directors for services on our board during our 2012 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jason Kerr	31,793	-0-	-0-	-0-	-0-	-0-	31,793
Troy Nilson	31,793	-0-	-0-	-0-	-0-	-0-	31,793
Leonard Stillman	31,793	-0-	-0-	-0-	-0-	-0-	31,793
Valery Tolkachev	31,793	-0-	-0-	-0-	-0-	-0-	31,793
Daymon Smith	27,392	-0-	-0-	-0-	-0-	-0-	27,392

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of June 10, 2012 the persons known to us to be the beneficial owners of more than five percent (5%) of the 55,787,554 shares of our outstanding common stock, other than directors and officers whose beneficial ownership is described in a subsequent table below.

Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	% of Class

Common	Caspian Energy Consulting Ltd.	5,197,539	9.3%
	P.O. Box 664
	Owen Sound, ON N4K 5R4

Common	Toleush Tolmakov	6,251,960(1)	11.2%
	Daulet Village, oil storage depot
	Aktau, Kazakhstan 466200

TOTAL		11,449,499	20.5%

(1)
Mr. Tolmakov passed away in December 2011.  His estate is currently being probated in the Republic of Kazakhstan.  The shares attributed to the estate of Mr. Tolmakov include 3,265,365 shares held of record by Mr. Tolmakov and 2,986,595 shares held of record by Simage Limited.  Simage Limited is a company that was owned by Mr. Tolmakov.

The following table sets forth, as of June 10, 2012 names and the number of shares of our 55,787,554 shares of outstanding common stock held of record beneficially by each director and of all officers and directors as a group.

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	% of Class

Common	Boris Cherdabayev	6,248,727(1)	11.2%

Common	Jason Kerr	-0-	*

Common	Evgeniy Ler	190,000	*

Common	Troy Nilson	-0-	*

Common	Leonard M. Stillman	-0-	*

Common	Askar Tashtitov	480,000	*

Common	Valery Tolkachev	81,579	*

Officers and Directors		7,000,306	12.5%
as a Group: (7 persons)

* Less than 1%.
(1)
The shares attributed to Mr. Cherdabayev include 4,128,601 shares held of record by Mr. Cherdabayev, 2,106,126 shares held by or for the benefit of Westfall Group Limited and 14,000 shares held of record by Asael T. Sorensen for the benefit of Boris Cherdabayev. Mr. Cherdabayev is the sole owner of Westfall Group Limited.

Mr. Tashtitov and Mr. Ler are officers of the Company.  Mr. Cherdabayev, Mr. Kerr, Mr. Nilson, Mr. Stillman, Mr. Tashtitov and Mr. Tolkachev comprise the board of directors of the Company.

Change in Control

To the knowledge of management, there are no present arrangements or pledges of our securities the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

As of June 10, 2012 no shares of our common stock were subject to issuance upon the exercise of outstanding options or warrants as set forth below.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

On February 2, 2012 we entered into the Services Agreement with Lakeview.  Pursuant to the Agreement, Lakeview is providing us with management, administrative and support personnel and services in furtherance of fulfilling our obligations pursuant to the Purchase Agreement, and other activities, including the winding down of the Company’s representative office in Kazakhstan.  Lakeview is a company controlled by former Company director Daymon Smith.

The Agreement commenced on February 2, 2012 and will continue through December 31, 2012 unless terminated earlier upon the written agreement of both parties.  In exchange for the services under the Agreement, the Company paid $1,947,500 to Lakeview, which included anticipated out-of-pocket expenses required to perform the services through the term of the Agreement in the amount of $1,900,000 and a management fee of $47,500.  The full amount was due and payable upon execution of the Agreement.  The Agreement provides that in the event of early termination Lakeview will be required to return to the Company any portion of the $1,900,000 that has not been paid to cover out-of-pocket expenses as of the date the Agreement is terminated.

On March 31, 2011 Emir Oil entered into an agreement for the Conduction of 3D Seismic Survey with Geo Seismic Service LLP (“Geo Seismic”) to carry out 3D seismic exploration activities of the Begesh, Aday, North Aday and West Aksaz structures, an area of approximately 96 square kilometers within the Company’s Northwest Block.  In exchange for these services, Emir Oil will pay Geo Seismic 570,000,000 Kazakh tenge ($3,800,000) after closing of the Purchase Agreement.  At the time of the transaction, Toleush Tolmakov was a 30% owner of Geo Seismic.

Interests of Related Parties in the Sale of Emir Oil

In connection with the Sale Messrs. Cherdabayev and Tolmakov agreed to contribute into escrow at closing to form part of the Escrow the entirety of the cash distributions they would otherwise have received in the initial distribution to stockholders in respect of their shares of Company common stock.  At the record date for the initial distributions, Messrs. Cherdabayev and Tolmakov were the record or beneficial holder of 6,248,727 shares and 6,251,960 shares of common stock, respectively. As a result these two stockholders put at risk the entire value of their common stock for Company indemnification purposes, deferring until the anticipated second stockholder distribution, if any, their portion of the initial stockholder distribution.  By doing so, we were able to pay to our other stockholders at the initial distribution the amount of cash that otherwise would have been paid to Messrs. Cherdabayev and Tolmakov.

The Sale constitutes an extraordinary event under the Consulting Agreement.  Mr. Cherdabayev agreed, however, to an amendment to his Consulting Agreement to  defer until the Escrow fund is released the $5 million extraordinary event payment that would otherwise have been payable to him upon our entering into the Purchase Agreement.  In connection with the amendment to the Consulting Agreement, it was also agreed that the extraordinary event payment amount would be limited to the amount remaining in the Escrow if less than $5 million, with the possibility of it being reduced to zero if the Escrow is depleted entirely prior to the anticipated second stockholder distribution date.  Payment of this liability to Mr. Cherdabayev will be made, if at all, before any Escrow funds are distributed to our stockholders, as would have been the case had he not agreed to the amendment.  Like the contributions of the initial cash distributions that would have otherwise been received by Messrs. Cherdabayev and Tolmakov discussed above, the deferral of the extraordinary event payment will have the effect of accelerating $5 million of the Sale proceeds to our other stockholders that would have otherwise been required to fund the Escrow.

Upon release of the Escrow (after payment to Mr. Cherdabayev of any amounts due to him at that time under his amended Consulting Agreement in respect of the extraordinary event payment), if any, Messrs. Cherdabayev and Tolmakov will receive prior to any distributions to the other stockholders the initial distributions that they contributed into Escrow, to the extent remaining, with the balance of any remaining Escrow and other available funds to be distributed thereafter to all of our stockholders, pro rata in accordance with their shares of common stock.  Due to the deferral of the extraordinary event payment and contribution of initial distributions to the Escrow the remaining stockholders received a larger initial distribution than they would otherwise have received and the risk associated with the escrowed funds has disproportionately fallen on Messrs. Cherdabayev and Tolmakov.

The Sale constituted an extraordinary event under the employment agreements we had with various Company executives, resulting in a termination of such agreements. As a result of such termination due to the occurrence of the extraordinary event, the Company made severance payments in the following amounts to each of the following officers: Gamal Kulumbetov (former Chief Executive Officer), $385,722, Askar Tashtitov (President), $3,000,000, Evgeny Ler (Chief Financial Officer), $363,118, and Anuarbek Baimoldin (former Chief Operating Officer), $363,118.

Director Independence

The board of directors has determined that Boris Cherdabayev the Chairman of our board of directors and Askar Tashtitov, our Company president would not be considered “independent directors” as that term is defined in the listing standards of the NYSE Amex.  The board of directors has determined that Jason Kerr, Troy Nilson, Leonard Stillman and Valery Tolkachev are “independent directors” as that term is defined in the listing standards of the NYSE Amex.  Such independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company.  In addition, as further required by NYSE Amex listing standards, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out their responsibilities of a director.

Item 14.  Principal Accountant Fees and Services

Hansen, Barnett and Maxwell, P.C. served as the Company’s independent registered public accounting firm for the years ended March 31, 2012 and 2011 and is expected to serve in that capacity for the 2012 fiscal year.  Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell, P.C. for the years ended March 31, 2012 and 2011, are summarized as follows:

	Fiscal 2012	Fiscal 2011

Audit	$ 111,933	$ 360,788
Audit related	-	22,490
Tax	4,565	16,367
All other	-	-
Total	$116,498	$ 399,645

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

Audit Related Fees. Audit related fees include due diligence and audit services related to certain attest services. The fees for 2011 included costs related to responding to SEC comments.

Tax Fees.  Hansen Barnett & Maxwell, P.C. billed us an aggregate of $4,565 and $16,367 for professional services rendered for tax compliance, tax advice and tax planning within the United States for the fiscal years ended March 31, 2012 and 2011.

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

Item 15.  Exhibits, Financial Statement Schedules

(a)          The following documents are filed as part of this report:

Financial Statements

Report of Independent Registered Public Accounting Firm – Hansen, Barnett & Maxwell, P.C. dated June 25, 2012

Consolidated Balance Sheets as of March 31, 2012 and 2011

Consolidated Statements of Operations for the years ended March 31, 2012 and 2011

Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended March 31, 2012 and 2011

Notes to the Consolidated Financial Statements

Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the Consolidated Financial Statements or related Notes.

Exhibits

Exhibit No.	Exhibit Description

2.1	Participation Interest Purchase Agreement, dated February 14, 2011, by and among the Company, MIE Holdings Corporation and Palaeontol B.V. (1)
3.1	Articles of Incorporation of BMB Munai, Inc.(2)
3.2	Amendment to Articles of Incorporation of BMB Munai, Inc.(3)
3.3	By-Laws of BMB Munai, Inc. (as amended through July 8, 2010)(4)
4.1	BMB Munai, Inc. 2004 Stock Incentive Plan(5)
4.2	BMB Munai, Inc. 2009 Equity Incentive Plan(6) +
10.1	Consulting Agreement, dated December 31, 2009, between BMB Munai, Inc. and Boris Cherdabayev(7) +
10.2	Amendment to the Consulting Agreement and Waiver Agreement, dated February 14, 2011, between BMB Munai, Inc. and Boris Cherdabayev(8)+
14.1	Code of Ethics(9)
21.1	Subsidiaries*
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
(2)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on January 18, 2005.
(3)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on June 26, 2006.
(4)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on July 13, 2010.
(5)  Incorporated by reference to Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on September 20, 2004.
(6)  Incorporated by reference to Registrant’s Revised Definitive Proxy Statement on Schedule 14A filed with the Commission on June 23, 2008.
(7)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on January 6, 2010.
(8)  Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Commission on June 29, 2011.
(9)  Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the Commission on June 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

BMB MUNAI, INC.

Date: June 25, 2012	By:	/s/ Askar Tashtitov
Askar Tashtitov
President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Askar Tashtitov	President and Director	June 25, 2012
Askar Tashtitov

/s/ Evgeny Ler	Chief Financial Officer	June 25, 2012
Evgeny Ler

/s/ Boris Cherdabayev	Chairman of the Board of Directors	June 25, 2012
Boris Cherdabayev

/s/ Jason Kerr	Director	June 25, 2012
Jason Kerr

/s/ Troy Nilson	Director	June 25, 2012
Troy Nilson

/s/ Leonard Stillman	Director	June 25, 2012
Leonard Stillman

/s/ Valery Tolkachev	Director	June 25, 2012
Valery Tolkachev

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BMB Munai, Inc.

We have audited the accompanying consolidated balance sheets of BMB Munai, Inc. and subsidiary as of March 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2012. BMB Munai, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BMB Munai, Inc. and subsidiary as of March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that BMB Munai, Inc. will continue as a going concern. As a result of the sale of Emir Oil LLP, BMB Muni, Inc. will have no continuing operations that result in positive cash flow, which raises substantial doubt about its ability to continue as a going concern. Management's assessment concerning this matter is described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
June 25, 2012

BMB MUNAI, INC.

CONSOLIDATED BALANCE SHEETS

	Notes	March 31, 2012	March 31, 2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$ 3,370,177	$ 426,045
Promissory notes receivable	4	220,875	154,725
Prepaid expenses and other assets, net	5	1,616,915	74,041
Restricted cash	3	36,002,101	-
Current assets from discontinued operations	6	-	18,270,599

Total current assets		41,210,068	18,925,410

LONG TERM ASSETS
Other fixed assets, net		214,280	162,488
Convertible notes issue cost	7	-	738,062
Long term assets from discontinued operations	6	-	300,708,406

Total long term assets		214,280	301,608,956

TOTAL ASSETS		$ 41,424,348	$ 320,534,366

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$ 18,712	$ 767,489
Accrued coupon payment	7	-	1,430,108
Taxes payable, accrued liabilities and other payables		11,497	317,968
Deferred consulting and distribution payments	8	20,016,556	-
Current liabilities from discontinued operations	6	-	27,587,087

Total current liabilities		20,046,765	30,102,652

LONG TERM LIABILITIES
Convertible notes issued, net	7	-	61,703,728
Deferred taxes	12	-	3,977,385
Long term liabilities from discontinued operations	6	-	6,137,742

Total long term liabilities		-	71,818,855

COMMITMENTS AND CONTINGENCIES	10	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	8	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized, 55,787,554 and 55,787,554 shares outstanding, respectively	8	55,788	55,788
Additional paid in capital	8	106,099,585	164,118,640
(Accumulated deficit) / Retained earnings		(84,777,790)	54,438,431

Total shareholders’ equity		21,377,583	218,612,859

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 41,424,348	$ 320,534,366

The accompanying notes are an integral part of these consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Notes	Year ended March 31, 2012	Year ended March 31, 2011

REVENUES		$ -	$ -

COSTS AND OPERATING EXPENSES
General and administrative		20,311,395	10,037,072
Interest expense	7	3,551,022	5,977,640
Amortization and depreciation		101,515	89,575

Total costs and operating expenses		23,963,932	16,104,287

LOSS FROM OPERATIONS		(23,963,932)	(16,104,287)

OTHER EXPENSE
Foreign exchange loss, net		(26,807)	(415,803)
Interest income		32,125	11,388
Other income / (expense), net		(9,550)	7,974

Total other expense		(4,232)	(396,441)

LOSS BEFORE INCOME TAXES		(23,968,164)	(16,500,728)

INCOME TAX BENEFIT	12	-	1,366,631

LOSS FROM CONTINUING OPERATIONS		(23,968,164)	(15,134,097)

Loss on sale of Emir Oil, net of income taxes	6	(127,147,771)	-

Income from discontinued operations	6	11,899,714	20,015,870

INCOME (LOSS) FROM DISCONTINUED OPERATIONS		(115,248,057)	20,015,870

NET INCOME (LOSS)		$ (139,216,221)	$ 4,881,773

BASIC NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	9	$ (0.43)	$ (0.28)
DILUTED NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	9	$ (0.43)	$ (0.28)
BASIC NET INCOME (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS	9	$ (2.07)	$ 0.38
DILUTED NET INCOME (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS	9	$ (2.07)	$ 0.38

The accompanying notes are an integral part of these consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Additional
		Common Stock		paid-in	Retained
	Notes	Shares	Amount	capital	earnings	Total

At March 31, 2010		51,865,015	$ 51,865	$ 160,653,969	$ 49,556,658	$ 210,262,492
Expense related to vesting stock-based compensation	8	-	-	1,254,025	-	1,254,025
Stock refunds from employees	8	(25,000)	(25)	25	-	-
Debt conversion	8	3,947,539	3,948	2,210,621	-	2,214,569
Net income for the year		-	-	-	4,881,773	4,881,773

At March 31, 2011		55,787,554	$ 55,788	$ 164,118,640	$ 54,438,431	$ 218,612,859

Shareholder distribution	8	-	-	(58,019,055)	-	(58,019,055)
Net loss for the year		-	-	-	(139,216,221)	(139,216,221)

At March 31, 2012		55,787,554	$ 55,788	$ 106,099,585	$ (84,777,790)	$ 21,377,583

The accompanying notes are an integral part of these consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year ended March 31,
	Notes	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income		$(139,216,221)	$4,881,773
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	6	(11,899,714)	(20,015,870)
Depreciation and amortization		101,515	89,575
Interest expense	7	3,551,022	5,977,640
Loss on sale of Emir Oil	6	127,147,771	-
Loss on disposal of fixed assets		-	26,297
Income tax benefit	12	-	(1,366,631)
Stock based compensation expense		-	1,254,025
Changes in operating assets and liabilities
Increase in prepaid expenses and other assets		(1,542,873)	(37,986)
(Decrease)/increase in accounts payable		(748,777)	534,901
Decrease in taxes payables and accrued liabilities		4,817,730	117,734
Net cash used in operating activities – continuing operations		(17,789,547)	(8,538,542)
Net cash provided by operating activities – discontinued operations	6	33,067,626	44,317,891
Net cash provided by operating activities		15,278,079	35,779,349

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in short term notes receivable	4	(66,150)	(154,725)
Proceeds from sale of Emir Oil	6	159,601,000	-
Purchase of other fixed assets		(153,307)	(47,317)
Net cash provided by/(used by) investing activities – continuing operations		159,381,543	(202,042)
Net cash used in investing activities – discontinued operations	6	(23,126,407)	(34,876,907)
Net cash provided by/(used in) investing activities		136,255,136	(35,078,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment related to redemption of convertible notes	7	(61,400,000)	-
Cash paid for convertible notes coupon	7	(4,546,796)	(4,200,000)
Shareholder distribution		(43,002,498)	-
Repayment of convertible notes issued		-	(1,000,000)
Intercompany advances(1)		6,303,531	11,374,237
Net cash provided by/(used in) financing activities – continuing operations		(102,645,763)	6,174,237
Net cash used in financing activities – discontinued operations(2)	6	(6,623,936)	(11,543,482)
Net cash used in financing activities		(109,269,699)	(5,369,245)

NET CHANGE IN CASH AND CASH EQUIVALENTS		42,263,516	(4,668,845)
NET CHANGE IN CASH AND CASH EQUIVALENTS from discontinued operations		3,317,283	(2,102,498)
NET CHANGE IN CASH AND CASH EQUIVALENTS from continuing operations		38,946,233	(2,566,347)
CASH AND CASH EQUIVALENTS at beginning of period		426,045	2,992,392
CASH AND CASH EQUIVALENTS at end of period		$39,372,278	$426,045

The accompanying notes are an integral part of these consolidated financial statements.

(1)
Intercompany advances represent payments and receipts between BMB Munai and Emir Oil and are shown to break out the activity between continuing and discontinuing operations. Intercompany advances are eliminated and do not appear on the consolidated balance sheets.

(2)	Includes intercompany advances.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	March 31, 2012	March 31, 2011
Reconciliation of cash and cash equivalents at end of period to Consolidated Balance Sheet

Cash and cash equivalents	$ 3,370,177	$ 426,045
Restricted cash	36,002,101	-

Cash and cash equivalents at end of period	$ 39,372,278	$ 426,045

		Year ended March 31, 2012	Year ended March 31, 2011
Non-Cash Investing and Financing Activities
Transfer of inventory and prepayments for materials used in oil and gas projects to oil and gas properties	6	$ 1,198,675	$ 2,946,704
Issuance of common stock for services, capitalized to oil and gas properties	8	-	2,214,569
Depreciation on other fixed assets capitalized as oil and gas properties	6	479,227	561,871
Shareholder distribution accrued and not yet paid	6	15,016,556	-

Supplemental Cash Flow Information
Cash paid for interest	7	$ 4,200,000	$ 4,200,000

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

Since September 2011 our principal business operations have been focused on satisfying certain post-closing undertakings to assist the MIE subsidiary with the acquisition of certain contracts, leases and transfers of rights in accordance with the Purchase Agreement and exploring opportunities to exploit the expertise of our management staff within the oil and gas sector in the Republic of Kazakhstan.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements present the consolidated results of BMB Munai, Inc., including the results of its wholly owned subsidiary, Emir Oil until September 19, 2011. All significant inter-company balances and transactions have been eliminated from the audited consolidated financial statements.

Certain reclassifications have been made in the financial statements for the year ended March 31, 2011 to conform to the March 31, 2012 classification of discontinued operations. These classifications were made because of the sale of Emir Oil.

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

Concentration of credit risk and accounts receivable

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions.

Functional currency

The Company makes its principal investing and financing transactions in U.S. Dollars and the U.S. Dollar is therefore its functional currency.

Foreign currency translation

Transactions denominated in foreign currencies are reported at the rates of exchange prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated to United States Dollars at the rates of exchange prevailing at the balance sheet dates. Any gains or losses arising from a change in exchange rates subsequent to the date of the transaction are included as an exchange gain or loss in the audited consolidated statements of operations.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Share-based compensation

The Company accounts for options granted to non-employees at their fair value in accordance with Financial Accounting Standards Codification (FASC) Topic 718 – Stock Compensation. Share-based compensation is determined as the fair value of the equity instruments issued. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient’s performance is complete. Stock options granted to the “selling agents” in private equity placement transactions have been offset against the proceeds as a cost of capital. Stock options and stocks granted to other non-employees are recognized in the audited consolidated statements of operations.

The Company has a stock option plan as described in Note 8. Compensation expense for options and stock granted to employees is determined based on their fair values at the time of grant, the cost of which is recognized in the audited consolidated statements of operations over the vesting periods of the respective options.

Share-based compensation incurred for the year ended March 31, 2011 was $1,245,025. The Company did not incur any share-based compensation expense for the year ended March 31, 2012.

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

Fair value of financial instruments

The carrying values reported for cash equivalents, notes receivable, accounts payable and accrued liabilities approximate their respective fair values in the accompanying balance sheet due to the short-term maturity of these financial instruments.

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

Other fixed assets of the Company are evaluated annually for impairment. If the sum of expected undiscounted cash flows is less than net book value, unamortized costs of other fixed assets will be reduced to a fair value. Based on the Company’s analysis at March 31, 2012, no impairment of other assets is necessary.

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

Income (Loss) per common share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock, except for those that are anti-dilutive.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Subsequent event

In accordance with FASC 855-10 Company management reviewed all material events through the date of issuance and there are no material subsequent events to report.

New accounting policies

Disclosures about Fair Value Measurements – In January 2010, the Financial Accounting Standards Board (FASB) issued new authoritative guidance regarding  “Improving Disclosures about Fair Value Measurements and Disclosures” that requires additional disclosure of transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The Company adopted the guidance on April 1, 2010, except for requirements regarding the gross presentation of Level 3 roll forward information, which the Company will adopt on April 1, 2011. Because this guidance only requires additional disclosures, it did not have a significant impact on the Company’s financial statements, nor is it expected to have an impact in future periods.

NOTE 3 - CASH AND CASH EQUIVALENTS

As of March 31, 2012 and 2011 cash and cash equivalents included:

	March 31, 2012	March 31, 2011

US Dollars	$ 39,363,094	$ 274,870
Foreign currency	9,184	151,175
Total Cash and Cash Equivalents	39,372,278	426,045
Less restricted cash	36,002,101	-
Cash and cash equivalents – unrestricted	$ 3,370,177	$ 426,045

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROMISSORY NOTES RECEIVABLE

On December 17, 2010 the Company entered into agreement with Montclair Technology, LLC (the “Borrower”) and Michael Williams (the “Guarantor”) to loan funds to the Borrower in an amount of up to $200,000. The Guarantor owns a patent and has proprietary know-how to develop oil refining and regeneration plants and Borrower desires to grant the Company a license to use and employ the technology in Kazakhstan. As further inducement for the Company to loan funds to the Borrower, Guarantor has agreed to guarantee Borrower’s obligations under any promissory note made by Borrower pursuant to this agreement.

On December 17, 2010 Borrower issued the Company a promissory note for $50,000 with interest rate of 18% per annum. After the first transfer in December 2010, the Company made additional transfers starting January 19, 2011 through September 27, 2011 in the amount of $150,000. Borrower may prepay any or all accrued and unpaid interest and unpaid principal at any time without penalty. The outstanding principal and unpaid accrued interest under this promissory note is due one year after the transfer.

As a result, the Company treated the loan as a promissory note receivable in its financial statements. At March 31, 2012 promissory notes receivable amounted to $220,875, with $200,000 principal amount and $20,875 representing the amount of interest accrued.

As of March 31, 2012 the initial advance of $150,000 plus interest is in default. The timing of the collection of the promissory note is uncertain; the ability to collect the principal and interest in full is likely with either the Borrower or the Guarantor. Due to the timing uncertainty, accrual of interest income has stopped in the quarter ended December 31, 2011. Interest income will be recorded upon collection of the principal and interest in full.

NOTE 5 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of March 31, 2012 and 2011 were as follows:

	March 31, 2012	March 31, 2011

Advances for services	$ 1,616,915	$ 31,375
Other	-	42,666

	$ 1,616,915	$ 74,041

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

At March 31, 2012 the Company has accrued and expensed consulting services in the amount of $339,204, the remaining $1,608,296 has been treated as prepaid expense and will be further accrued and expensed through December 31, 2012.

NOTE 6 – DISCONTINUED OPERATIONS AND SALE OF EMIR OIL

Emir Oil LLP

On September 19, 2011 the Company completed the sale of all of its interests in Emir Oil LLP to a subsidiary of MIE Holdings Corporation.  In anticipation of the sale of Emir Oil all operations of Emir Oil have been reclassified as discontinued operations.

The sale of Emir Oil was valued at $170 million in cash, net of $10.4 million in purchase adjustments. In accordance with the Purchase Agreement, the Company has placed $36 million in cash in escrow to indemnify the buyer for losses arising from the Company’s breaches of representations and warranties, failure to perform covenants, litigation matters, compliance with (and validity of) Emir Oil’s exploration contract, transfer of certain payables, defects in ownership of certain facilities and pipelines, or violations of applicable environmental law. Defense of such claims may result in additional costs to maintain the Company’s interest in the restricted cash or to limit potential liability. In the event that claims are successful, the balance payable to the buyer may include cash amounts in excess of the $36 million escrowed, including potentially an additional $3 million up to a total of $39 million under certain conditions. Accordingly, at March 31, 2012, the Company has classified the $36 million held in escrow as restricted cash, as a current asset.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The assets and liabilities of Emir Oil have been classified on the balance sheet as discontinued operations. The asset and liabilities comprising the balances, as classified in our balance sheets consist of:

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2012	March 31, 2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ -	$ 1,345,504
Trade accounts receivable	-	13,857,331
Prepaid expenses and other assets, net	-	3,067,764

Total current assets	-	18,270,599

LONG TERM ASSETS
Oil and gas properties, full cost method, net	-	262,951,788
Gas utilization facility, net	-	12,325,847
Inventories for oil and gas projects	-	13,964,385
Prepayments for materials used in oil and gas projects	-	2,141,928
Other fixed assets, net	-	3,798,801
Long term VAT recoverable	-	4,640,396
Restricted cash	-	885,261

Total long term assets	-	300,708,406

TOTAL ASSETS	$ -	$ 318,979,005

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$ -	$ 20,608,547
Taxes payable	-	6,634,184
Accrued liabilities and other payables	-	344,356

Total current liabilities	-	27,587,087

LONG TERM LIABILITIES
Liquidation fund	-	5,207,842
Deferred tax liabilities	-	757,462
Capital lease liability	-	172,438

Total long term liabilities	-	6,137,742

TOTAL LIABILITIES	$ -	$ 33,724,829

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of discontinued operations for the years ended March 31, 2012 and 2011 were as follows:

	Year ended
	March 31, 2012	March 31, 2011

Revenue	$ 41,633,064	$ 64,417,933

Operating expenses	(29,914,188)	(43,619,517)
Other income	180,838	354,550
Income tax expense	-	(1,137,096)

Income from discontinued operations	$ 11,899,714	$ 20,015,870

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and gas properties, were amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers.

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

Liquidation fund

Liquidation fund (site restoration and abandonment liability) is related primarily to the conservation and liquidation of the Company’s wells and similar activities related to its oil and gas properties, including site restoration. Management assessed an obligation related to these costs with sufficient certainty based on internally generated engineering estimates, current statutory requirements and industry practices. The Company recognized the estimated fair value of this liability. These estimated costs were recorded as an increase in the cost of oil and gas assets with a corresponding increase in the liquidation fund which is presented as a long-term liability. The oil and gas assets related to liquidation fund are depreciated on the unit-of-production basis separately for each field. An accretion expense, resulting from the changes in the liability due to passage of time by applying an interest method of allocation to the amount of the liability, is recorded as accretion expenses in the audited consolidated statements of operations.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized as leasehold improvements, which are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

As of March 31, 2012 and March 31, 2011, the Senior Notes payable amount is presented as follows:

	March 31, 2012	March 31, 2011

Convertible notes redemption value	$ -	$ 65,824,673
Unamortized discount	-	(4,120,945)
	$ -	$ 61,703,728

As of March 31, 2012 and March 31, 2011, the Company has accrued interest of $0 and $1,430,108, respectively, relating to the outstanding Senior Notes. The Company has amortized the discount on the Senior Notes (difference between the redemption amount and the carrying amount as of the date of issue) in the amount of $0 and $1,703,728 as of March 31, 2012 and March 31, 2011, respectively. During the years ended March 31, 2012 and March 31, 2011 the Company recorded interest expense in the amount of $3,551,022 and $5,977,640, respectively.

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

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - SHAREHOLDERS’ EQUITY

Shareholder distribution

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

On October 24, 2011, the Company made an initial cash distribution of $1.04 per share to common stockholders of record on October 10, 2011. The total amount distributed to common stockholders was $58,019,056. As of March 31, 2012, the amount paid was $43,002,499 with $2,015,842 payable and $13,000,714 deferred until the release of the escrow; these payables have been accrued and included in deferred consulting and distribution payments on the balance sheet.

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

All of the restricted stock grants were awarded on the same terms and subject to the same vesting requirements which vesting requirements, except as disclosed below, were satisfied by all grantees during the year ended March 31, 2011.

One of the employees left the Company on June 30, 2010. According to the vesting terms, his restricted stock grant was forfeited back to the Company and non-cash compensation expense of $14,225 related to those restricted stock grants was reversed at June 30, 2010.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Non-cash compensation expense in the amount of $1,254,025, which is net of the expense reversal discussed above, was recognized in the consolidated statements of operations and consolidated balance sheets for the year ended March 31, 2011.

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

NOTE 9 - EARNINGS PER SHARE INFORMATION

The calculation of the basic earnings per share is based on the following data:

Year ended
	March 31, 2012	March 31, 2011

Net loss from continuing operations	$ (23,968,164)	$ (15,134,097)
Net income (loss) from discontinued operations	(115,248,057)	20,015,870

Basic weighted-average common shares outstanding	55,787,554	53,284,666

Basic loss per common share from continuing operations	$ (0.43)	$ (0.28)

Basic income (loss) per common share from discontinued operations	$ (2.07)	$ 0.38

Total basic income/(loss) per common share	$ (2.50)	$ 0.09

Options and warrants were not included in the calculation of earnings per common share for the period ended March 31, 2011, as the effect of their inclusion would be anti-dilutive.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below provides total potential shares outstanding, including those that are anti-dilutive, at each balance sheet date:

	March 31, 2012	March 31, 2011
Shares issuable under common stock warrants associated
with the convertible notes payable	-	30,700,000

The warrants outstanding at March 31, 2011 were cancelled with the redemption of the associated Senior Notes payable. As of March 31, 2012 there were no options or warrants outstanding.

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

The Consulting Agreement provided for an extraordinary event payment equal to the greater of $5,000,000 or the base compensation fee for the remaining initial term of the Consulting Agreement. Pursuant to the terms of the Consulting Agreement the Sale constituted an extraordinary event.

In February 2011 Mr. Cherdabayev agreed to an amendment to his Consulting Agreement that will defer, until the escrow amount is released, the $5,000,000 extraordinary event payment that would otherwise have been payable to him in connection with the Sale.  The amendment provides further, that the extraordinary event payment will be limited to the amount remaining in escrow if less than $5,000,000, with the possibility of it being reduced to $0 if the escrow amount is depleted entirely.  Payment of this liability will be paid to Mr. Cherdabayev, if at all, before any escrow funds are otherwise distributed, as would have been the case had Mr. Cherdabayev not agreed to the amendment. As of March 31, 2012, the $5,000,000 has been accrued and included in deferred consulting and distribution payments on the balance sheet.

NOTE 11 - FINANCIAL INSTRUMENTS

As of March 31, 2012 and March 31, 2011 cash and cash equivalents included deposits in Kazakhstan banks in the amount $15,755 and $224,163, respectively, and deposits in U.S. banks in the amount of $3,354,422 and $201,882, respectively. Kazakhstan banks are not covered by FDIC insurance, nor does the Republic of Kazakhstan have an insurance program similar to FDIC. Therefore, the full amount of the Company’s deposits in Kazakhstan banks was uninsured as of March 31, 2012 and March 31, 2011. The Company’s deposits in U.S. banks are also in non-FDIC insured accounts which means they too are not insured to the $250,000 FDIC insurance limit. To mitigate this risk, the Company has placed all of its U.S. deposits in a money market account that invests in U.S. Government backed securities.

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES

Pre-tax losses from continuing operations, comprised of Almaty and Salt Lake City operations were $23,968,164 and $16,500,728, for the years ended March 31, 2012 and 2011, respectively. Prior to the Sale of Emir Oil, the Company’s consolidated pre-tax income was comprised primarily from operations in the Republic of Kazakhstan.

With the completion of the Sale of Emir Oil, the Company does not have either current or accumulated earnings and profits in order to cause the distributions made after the Sale to be treated as dividends for U.S. federal tax purposes.

Net operating losses of the Company in its U.S. tax jurisdiction for the year ended March 31, 2012 totalled $23,968,164. This loss has been offset with the recognized intercompany loan interest income of $29,587,028 which resulted in an adjusted net operating income of $5,618,864.

Losses before income taxes derived from United States operations are for the year ended March 31, 2012 and 2011 amounted $23,968,164 and $16,500,728, respectively.

The income tax benefit in the Consolidated Statements of Operations is comprised of:

	Year ended March 31, 2012	Year ended March 31, 2011

Current tax expense	$ -	$ -
Deferred tax benefit	-	(1,366,631)

	$ -	$ (1,366,631)

The difference between the income tax benefits reported and amounts computed by applying the U.S. Federal rate to pretax income consisted of the following:

	Year ended March 31, 2012	Year ended March 31, 2011

Tax at federal statutory rate (34%)	$ (4,171,791)	$ (1,850,382)
Effect of lower foreign tax rates	-	57,382
Non-deductible expenses	-	426,369
Valuation allowance	4,171,791	-
	$ -	$ (1,366,631)

BMB MUNAI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012 the Company had net operating loss carry forwards for income tax purposes of $12,269,974, which if unused, will begin to expire in years 2024 through 2032. A valuation allowance is recorded against the deferred tax assets resulting from Net Operating Loss.

Deferred taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those measured by tax laws and regulations. The components of deferred tax assets and deferred tax liabilities are as follows:

	March 31, 2012	March 31, 2011

Deferred tax assets:
Tax losses carried forward	$ 4,171,791	$ 6,082,205
Valuation allowance	(4,171,791)	-
	-	6,082,205
Deferred tax liabilities:
Accrued interest income	-	10,059,590
	-	10,059,590

Net deferred tax liability	$ -	$ 3,977,385

The Company has deferred income taxes only in US jurisdiction.

Accounting for Uncertainty in Income Taxes  - In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns. The Company’s U.S. federal income tax returns for the fiscal years ended March 31, 2007 through 2011 remain subject to examination. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon an audit. Therefore, the Company has no reserves for uncertain tax positions. No interest or penalties have been levied against the Company and none are anticipated, therefore no interest or penalties have been included in the provision for income taxes.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

21.1	Subsidiaries
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350