Form 10-Q
period 2012-06-30
BMB MUNAI INC
filed 2012-08-14
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________

Commission File Number 001-33034

BMB MUNAI, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0233726
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

324 South 400 West, Suite 250
Salt Lake City, Utah	84101
(Address of principal executive offices)	(Zip Code)

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
☒ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated Filer ☐	Accelerated filer ☐
Non-accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
☐ Yes  ☒  No

As of August 10, 2012, the registrant had 55,787,554 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1 – Unaudited Condensed Consolidated Financial Statements

BMB MUNAI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Notes	June 30, 2012	March 31, 2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$1,475,719	$3,370,177
Promissory notes receivable	4	220,875	220,875
Prepaid expenses and other assets, net	5	1,072,197	1,616,915
Restricted cash	3	36,003,011	36,002,101

Total current assets		38,771,802	41,210,068

LONG TERM ASSETS
Other fixed assets, net		185,300	214,280

Total long term assets		185,300	214,280

TOTAL ASSETS		$38,957,102	$41,424,348

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$64,539	$18,712
Taxes payable, accrued liabilities and other payables		31,595	11,497
Deferred consulting and distribution payments	7	18,233,699	20,016,556

Total current liabilities		18,329,833	20,046,765

COMMITMENTS AND CONTINGENCIES	9	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding		-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 55,787,554 and 55,787,554 shares outstanding, respectively		55,788	55,788
Additional paid in capital		106,099,585	106,099,585
Accumulated deficit		(85,528,104)	(84,777,790)

Total shareholders’ equity		20,627,269	21,377,583

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$38,957,102	$41,424,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended June 30,
	Notes	2012 (unaudited)	2011 (unaudited)

REVENUES		$-	$-

COSTS AND OPERATING EXPENSES
General and administrative		732,078	2,184,939
Interest expense		-	2,118,147
Amortization and depreciation		28,980	13,479

Total costs and operating expenses		761,058	4,316,565

LOSS FROM OPERATIONS		(761,058)	(4,316,565)

OTHER INCOME/(EXPENSE)
Foreign exchange gain/(loss), net		31	(10,371)
Interest income		1,498	7,603
Other income/(expense), net		9,215	(9,500)

Total other income/(expense)		10,744	(12,268)

LOSS FROM CONTINUING OPERATIONS		(750,314)	(4,328,833)

INCOME FROM DISCONTINUED OPERATIONS	6	-	8,654,065

NET INCOME/(LOSS)		$(750,314)	$4,325,232

BASIC NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	8	(0.01)	(0.08)
DILUTED NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	8	(0.01)	(0.08)
BASIC NET INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS	8	-	0.16
DILUTED NET INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS	8	-	0.16

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Three months ended June 30,
	Notes	2012 (unaudited)	2011 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)		$(750,314)	$4,325,232
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	6	-	(8,654,065)
Depreciation and amortization		28,980	13,479
Interest expense		-	2,118,147
Changes in operating assets and liabilities
Decrease/(increase) in prepaid expenses and other assets		544,718	(18,086)
Increase/(decrease) in accounts payable		45,827	(414,393)
Increase/(decrease) in taxes payables and accrued liabilities		20,098	(65,271)
Net cash used in operating activities – continuing operations		(110,691)	(2,694,957)
Net cash provided by operating activities – discontinued operations	6	-	16,187,198
Net cash provided by/(used in) operating activities		(110,691)	13,492,241

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in short term notes receivable	4	-	(37,365)
Purchase of other fixed assets		-	(153,306)
Net cash used in investing activities – continuing operations		-	(190,671)
Net cash used in investing activities – discontinued operations	6	-	(10,892,422)
Net cash used in investing activities		-	(11,083,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution	7	(1,782,857)	-
Intercompany advances(1)		-	2,707,108
Net cash provided by/(used in) financing activities – continuing operations		(1,782,857)	2,707,108
Net cash used in financing activities – discontinued operations(2)	6	-	(2,870,508)
Net cash used in financing activities		(1,782,857)	(163,400)

NET CHANGE IN CASH AND CASH EQUIVALENTS		(1,893,548)	2,245,748
NET CHANGE IN CASH AND CASH EQUIVALENTS from discontinued operations		-	2,424,268
NET CHANGE IN CASH AND CASH EQUIVALENTS from continuing operations		(1,893,548)	(178,520)
CASH AND CASH EQUIVALENTS at beginning of period		39,372,278	426,045
CASH AND CASH EQUIVALENTS at end of period		$37,478,730	$247,525

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

June 30, 2012
Reconciliation of cash and cash equivalents at end of
period to Condensed Consolidated Balance Sheet

Cash and cash equivalents	$1,475,719
Restricted cash	36,003,011

Cash and cash equivalents at end of period	$37,478,730

		Three months ended June 30,
	Notes	2012 (unaudited)	2011 (unaudited)
Non-Cash Investing and Financing Activities
Transfer of inventory and prepayments for materials used in oil and gas projects to oil and gas properties	6	$-	$2,874,087
Depreciation on other fixed assets capitalized as oil and gas properties	6	-	206,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 1 – DESCRIPTION OF BUSINESS

BMB Munai, Inc., is a Nevada corporation that originally incorporated in the State of Utah in 1981.  From 2003 to 2011, the Company’s business activities focused on oil and natural gas exploration and production in the Republic of Kazakhstan (also referred to herein as the “ROK” or “Kazakhstan”).

On February 14, 2011, the Company entered into a Participation Interest Purchase Agreement (the “Purchase Agreement”) with MIE Holdings Corporation (HKEx: 1555), a company with limited liability organized under the laws of the Cayman Islands (“MIE”), and its subsidiary, Palaeontol B.V., a company organized under the laws of the Netherlands (“Palaeontol”), pursuant to which the Company agreed to sell all of its interest in its wholly owned subsidiary Emir Oil, LLP (“Emir Oil”) to Palaeontol (the “Sale”)  The initial purchase price is $170 million and was subject to various closing adjustments and the deposit of $36 million in escrow to be held for a period of twelve months following the closing for indemnification purposes.

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
JUNE 30, 2012

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

The unaudited interim condensed consolidated financial information of BMB Munai, Inc. (the “Company” or “BMB Munai”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2012, and results of its operations for the three months ended June 30, 2012 and 2011.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.  The results of operations for the three months ended June 30, 2012 may not be indicative of the results for the fiscal year ending March 31, 2013.

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
JUNE 30, 2012

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
JUNE 30, 2012

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

Other fixed assets of the Company are evaluated annually for impairment. If the sum of expected undiscounted cash flows is less than net book value, unamortized costs of other fixed assets will be reduced to a fair value. Based on the Company’s analysis at June 30, 2012, no impairment of other assets is necessary.

Income (Loss) per common share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock, except for those that are anti-dilutive.

Subsequent event

Company management reviewed all material events through the date of issuance and there are no material subsequent events to report.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoptions of any such pronouncements are expected to cause a material impact on the Company’s financial condition or the results of operations.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 3 – CASH AND CASH EQUIVALENTS

As of June 30, 2012 and March 31, 2012 cash and cash equivalents included:

	June 30, 2012	March 31, 2012

US Dollars	$37,478,730	$39,363,094
Foreign currency	-	9,184
Total cash and cash equivalents	37,478,730	39,372,278
Less restricted cash	36,003,011	36,002,101
Cash and cash equivalents – unrestricted	$1,475,719	$3,370,177

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

As a result, the Company treated the loan as a promissory note receivable in its financial statements. At June 30, 2012 promissory notes receivable amounted to $220,875, with $200,000 principal amount and $20,875 representing the amount of interest accrued.

As of June 30, 2012 the initial advance of $180,000 plus interest is in default. The timing of the collection of the promissory note is uncertain; the ability to collect the principal and interest in full is likely from either the Borrower or the Guarantor. Due to the timing uncertainty, accrual of interest income stopped in the quarter ended December 31, 2011. Interest income will be recorded upon collection of the principal and interest in full.

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of June 30, 2012 and March 31, 2012 were as follows:

	June 30, 2012	March 31, 2012

Advances for services	$1,072,197	$1,616,915

	$1,072,197	$1,616,915

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

From February 2, 2012 (the date the Services Agreement became effective) to June 30, 2012 the Company has accrued and expensed consulting services in the amount of $875,303, the remaining $1,072,197 has been treated as prepaid expense and will be further accrued and expensed through December 31, 2012.  For the three months ended June 30, 2012, $536,099 was expensed as general and administrative expense.

NOTE 6 – DISCONTINUED OPERATIONS AND SALE OF EMIR OIL

Emir Oil LLP

On September 19, 2011 the Company completed the sale of all of its interests in Emir Oil LLP to a subsidiary of MIE Holdings Corporation.  In anticipation of the sale of Emir Oil all operations of Emir Oil have been reclassified as discontinued operations.

The sale of Emir Oil was valued at $170 million in cash, net of $10.4 million in purchase adjustments. In accordance with the Purchase Agreement, the Company has placed $36 million in cash in escrow to indemnify the buyer for losses arising from the Company’s breaches of representations and warranties, failure to perform covenants, litigation matters, compliance with (and validity of) Emir Oil’s exploration contract, transfer of certain payables, defects in ownership of certain facilities and pipelines, or violations of applicable environmental law. Defense of such claims may result in additional costs to maintain the Company’s interest in the restricted cash or to limit potential liability. In the event that claims are successful, the balance payable to the buyer may include cash amounts in excess of the $36 million escrowed, including potentially an additional $3 million up to a total of $39 million under certain conditions. Accordingly, at June 30, 2012, the Company has classified the $36 million held in escrow as restricted cash, as a current asset.

The components of discontinued operations for three months ended June 30, 2012 and 2011 were as follows:

	Three months ended
	June 30, 2012	June 30, 2011

Revenue	$-	$25,022,348

Operating expenses	-	16,422,971
Other (income)/expense	-	54,688

Discontinued operations	$-	$8,654,065

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 7 – SHAREHOLDERS’ EQUITY

Shareholder distribution

On October 24, 2011, the Company made an initial cash distribution of $1.04 per share to common stockholders of record on October 10, 2011. The total amount distributed to common stockholders was $58,019,056. As of June 30, 2012, the amount paid was $44,795,757 with $222,585 payable and $13,000,714 deferred until the release of the escrow; these payables have been accrued and included in deferred consulting and distribution payments on the balance sheet.

NOTE 8 – EARNINGS PER SHARE INFORMATION

The calculation of the basic earnings per share is based on the following data:

	Three months ended
	June 30, 2012	June 30, 2011

Net loss from continuing operations	$(750,314)	$(4,328,833)

Net income from discontinued operations	-	8,654,065

Basic weighted-average common shares outstanding	55,787,554	55,787,554

Basic loss per common share from continuing operations	$(0.01)	$(0.08)

Basic income per common share from discontinued operations	$-	$0.16

Total basic income per common share	$(0.01)	$0.08

Options, warrants, and restricted stock grants were not included in the calculation of earnings per common share for the periods ended June 30, 2011, as the effect of their inclusion would be anti-dilutive.

The table below provides total potential shares outstanding, including those that are anti-dilutive, at each balance sheet date:

	June 30, 2012	June 30, 2011
Shares issuable under common stock warrants associated with the convertible notes payable	-	30,700,000

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

The warrants outstanding at June 30, 2011 were cancelled with the redemption of the associated Senior Notes payable. As of June 30, 2012 there were no options or warrants outstanding.

NOTE 9 – COMMITMENTS AND CONTINGENCIES – CONTINUING OPERATIONS

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

In February 2011 Mr. Cherdabayev agreed to an amendment to his Consulting Agreement that will defer, until the escrow amount is released, the $5,000,000 extraordinary event payment that would otherwise have been payable to him in connection with the Sale.  The amendment provides further, that the extraordinary event payment will be limited to the amount remaining in escrow if less than $5,000,000, with the possibility of it being reduced to $0 if the escrow amount is depleted entirely.  Payment of this liability will be paid to Mr. Cherdabayev, if at all, before any escrow funds are otherwise distributed, as would have been the case had Mr. Cherdabayev not agreed to the amendment. As of June 30, 2012, the $5,000,000 has been accrued and included in deferred consulting and distribution payments on the balance sheet.

NOTE 10 – FINANCIAL INSTRUMENTS

As of March 31, 2012 cash and cash equivalents included deposits in Kazakhstan banks in the amount $15,755, as of June 30, 2012 the Company did not have cash and cash equivalents deposited in any Kazakhstan banks. As of June 30, 2012 and March 31, 2012 cash and cash equivalents included deposits in U.S. banks in the amount of $1,475,719 and $3,354,422, respectively. The Company’s deposits in U.S. banks are in non-FDIC insured accounts which means they are not insured to the $250,000 FDIC insurance limit. To mitigate this risk, the Company has placed all of its U.S. deposits in a money market account that invests in U.S. Government backed securities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our unaudited condensed consolidated financial statements and the accompanying notes included in this quarterly report on Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with our annual report on Form 10-K for the year ended March 31, 2012.

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

Overview

As discussed in this report in Note 1 – “Description of Business”, and Note 6 – “Discontinued Operations and Sale of Emir Oil” of the notes to our unaudited condensed consolidated financial statements accompanying this report, on September 19, 2011 we sold all our interest in our wholly-owned subsidiary Emir Oil, LLP to Palaeontol, B.V. a subsidiary of MIE Holdings Corporation.  Currently, we are working to (i) complete our obligations pursuant to the Purchase Agreement, (ii) respond to indemnification claims made by Palaeontol in connection with the Purchase Agreement, (iii) pay out the second distribution, if any, to our stockholders, and (iv) explore opportunities in the oil and gas industry in the Republic of Kazakhstan to exploit the expertise of our management staff.

Historically, the assets and operations of Emir Oil have represented the major portion of our consolidated total assets and results of operations.  The results of our operations, that are solely operations of BMB Munai, excluding the operations of Emir Oil, are reported and discussed as results of continuing operations. This discussion and analysis of financial condition and results of operations has been retroactively reclassified and subdivided to results from continuing operations and results from discontinued operations.

This discussion summarizes the significant factors affecting our continuing and discontinued operating results, financial condition, liquidity and capital resources during the quarters ended June 30, 2012 and 2011.  This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and Notes to the unaudited condensed consolidated financial statements accompanying this report.

Results of Continuing Operations

Three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Revenue

We did not generate any revenue during the three months ended June 30, 2012 and 2011 except from oil and gas sales through Emir Oil.

Expenses

The following table presents details of our expenses for the three months ended June 30, 2012 and 2011:

	For the three months ended June 30, 2012	For the three months ended June 30, 2011
Costs and Operating Expenses:
General and administrative	$732,078	$2,184,939
Interest expense	-	2,118,147
Amortization and depreciation	28,980	13,479
Total	$761,058	$4,316,565

General and Administrative Expenses.  General and administrative expenses from continuing operations during the three months ended June 30, 2012 were $732,078 compared to $2,184,939 during the three months ended June 30, 2011.  This represents a 66% decrease. The decrease was mainly due to staff reductions in our Almaty office and reductions in legal and consulting expenses.

Interest Expense.  During the three months ended June 30, 2011 we incurred interest expense from continuing operations of $2,118,147. As a result of retiring our outstanding convertible notes during the quarter ended September 30, 2011, we did not incur any interest expense during the three months ended June 30, 2012.

Amortization and Depreciation. Amortization and depreciation expense from continuing operations for the three months ended June 30, 2012 increased by $15,501 or 115% compared to the three months ended June 30, 2011.  The increase resulted from the acquisition of vehicles at the beginning of the 2012 fiscal year. We anticipate amortization and depreciation expense to remain on the same level during the upcoming fiscal quarters.

Loss from Operations.  During the three months ended June 30, 2012 we recognized a loss from continuing operations of $761,058 compared to a loss from continuing operations of $4,316,565 during the three months ended June 30, 2011. This decrease in loss from continuing operations during three months ended June 30, 2012 is the result of the 66% decrease in general and administrative expenses and the 100% decrease in interest expense.

Total Other Income/Expense.  During the three months ended June 30, 2012 we recognized total other income from continuing operations of $10,744 compared to total other expense of $12,268 during the three months ended June 30, 2011. The change from total other expense to total other income was mainly due to the fact that our exploration and production operations in Kazakhstan have ceased during the quarter ended June 30, 2012 and, as a result we did not recognize any foreign exchange loss.

Loss from Continuing Operations. During the three months ended June 30, 2012 we recognized a loss from continuing operations of $750,314 compared to a loss from continuing operations of $4,328,833 during the three months ended June 30, 2011.  This reduction in loss from continuing operations was primarily attributable to the reductions in general and administrative expenses and interest expense during the three months ended June 30, 2012.

Income from Discontinued Operations.  During the three months ended June 30, 2012 we realized no income from discontinued operations compared to $8,654,065 during the three months ended June 30, 2011.  With the completion of the Sale during the quarter ended September 30, 2011, we did not realize income from discontinued operations during the first fiscal quarter 2013, nor do we expect to realize income from discontinued operations in future periods.

Net Loss/Income. For all of the foregoing reasons, during the three months ended June 30, 2012 we incurred a net loss of $750,314 or $0.01 per share on both a basic and diluted basis compared to a net income of $4,325,232 or $0.08 per share on both a basic and diluted basis for the three months ended June 30, 2011.  With the sale of Emir Oil, we are no longer generating revenues.  Therefore, we expect to continue to realize net losses in upcoming fiscal quarters.

Liquidity and Capital Resources

As noted throughout this report, in September 2011 we completed the sale of our wholly-owned operating subsidiary Emir Oil.  As a condition to the sale, we were required to place $36 million of the sale proceeds into escrow for a period of twelve months from the date of closing to indemnify Palaeontol.  We are required to indemnify Palaeontol for losses arising from our breaches of representations and warranties, failure to perform covenants, litigation matters, compliance with (and validity of) the existing exploration contract, transfer of certain payables, defects in ownership of certain facilities and pipelines, or violations of applicable environmental laws.  Our representations, warranties and covenants survive for a period of twelve months following the closing date, except in the case of fraud or criminal misconduct on our part, in which case survival is without limitation.  Our maximum indemnification obligation is limited to $39 million.

To assist us in funding our indemnification obligations, Boris Cherdabayev, the chairman of our board of directors, and Toleush Tolmakov, a former executive officer of the Company, agreed to contribute into the escrow (to form part of the $36 million in escrow funds) the entirety of the cash distribution, approximately $13 million, they otherwise would have received from us in the initial stockholder distribution.  As of the initial distribution record date Mr. Cherdabayev was the record or beneficial holder of 6,248,727 shares of our common stock and Mr. Tolmakov was the record or beneficial holder of 6,251,960 shares of our common stock.  As a result these individuals agreed to defer until the anticipated second stockholder distribution, if any, their portion of the initial stockholder distribution and have put at risk the entire value of their common stock for our indemnification purposes.  By doing so, they enabled us to pay to the remaining Company stockholders at the initial distribution the amount of cash that otherwise would have been paid to Messrs. Cherdabayev and Tolmakov at the initial distribution.

To further increase the amount of the initial distribution available to Company stockholders, Mr. Cherdabayev also agreed to defer until twelve months following the closing a $5 million extraordinary event payment owed to him at the closing under the terms of his consulting agreement with the Company.  In connection with the amendment, it was agreed that the extraordinary event payment amount would be limited to the amount remaining in escrow if less than $5 million.  Payment of this liability to Mr. Cherdabayev will be made, if at all, before any escrow funds are distributed to our stockholders, as would have been the case had he not agreed to the amendment

Upon release of the escrow funds, if any, Mr. Cherdabayev will first be paid the amount due to him under his amended consulting agreement, then Messrs. Cherdabayev and Tolmakov will receive, prior to any distributions to other stockholders, the initial distribution that they contributed into escrow, with the balance of any remaining funds, as determined by the Company’s board of directors, to be distributed thereafter to all of our stockholders pro rata in accordance with their shares of common stock held as of the record date for the second distribution.

We will continue to operate the Company until at least September 2012 and will continue to work with Palaeontol during the indemnification period to assist with the ownership transition and to satisfy our obligations under the Purchase Agreement.  We also continue to explore new business opportunities that will allow us to take advantage of the expertise of our management staff.

While we continue to work to satisfy our obligations under the Purchase Agreement, these efforts do not generate revenue for the Company.  We do not anticipate generating revenue until such time as we are able to identify and exploit new business opportunities.  This raises substantial doubt about our ability to continue as a going concern.

Cash Flows

During the three months ended June 30, 2012, cash was primarily used to distribute the cash to our shareholders and settle the accounts payable of the Almaty office.  See below for additional discussion and analysis of cash flow.

	Three months ended June 30, 2012	Three months ended June 30, 2011

Net cash provided by operating activities	$(110,691)	$13,492,241
Net cash used in investing activities	$-	$(11,083,093)
Net cash used in financing activities	$(1,782,857)	$(163,400)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(1,893,548)	$2,245,748
NET CHANGE IN CASH AND CASH EQUIVALENTS–CONTINUING OPERATIONS	$(1,893,548)	$(178,520)
NET CHANGE IN CASH AND CASH EQUIVALENTS–DISCONTINUED OPERATIONS	$-	$2,424,268

Our principal source of liquidity during the three months ended June 30, 2012 was cash and cash equivalents.  At March 31, 2012 cash and cash equivalents from continuing and discontinued operations totaled to approximately $39.4 million. At June 30, 2012 cash and cash equivalents from continuing operations totaled to approximately $37.5 million, which includes $36 million of restricted cash being held for indemnification purposes.

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

Contractual Obligations and Contingencies

The following table lists our significant commitments at June 30, 2012, excluding current liabilities as listed on our condensed consolidated balance sheet:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Cash distribution from escrow account(1)	$ 39,000,000	$ 39,000,000	$ -	$ -	$ -

(1)
Pursuant to the terms of the Purchase Agreement, we are required to indemnify Palaentol for losses arising from our breaches of representations and warranties, failure to perform covenants, litigation matters, compliance with (and validity of) Emir Oil’s exploration contract, transfer of certain payables, defects in ownership of certain facilities and pipelines, or violations of applicable environmental laws.  The representations, warranties and covenants of Palaentol and the Company survive for a period of twelve months following the closing date, except in the case of fraud or criminal misconduct on our part, in which case survival is without limitation.  Our maximum indemnification obligation is limited to $39 million.  To help satisfy this obligation we were required by the Purchase Agreement to escrow $36 million of the proceeds from the Sale for a period of twelve months following the Closing.

The initial cash distribution owed to Messrs Cherdabayev and Tolmakov and Mr. Cherdabayev’s Consulting Agreement extraordinary event payment constitute part of this escrow.  Any portion of the escrow remaining following the expiration of the one-year period will be distributed pro-rata to our shareholders only after payments to Messrs. Cherdabayev and Tolmakov are made, as disclosed above.

Off-Balance Sheet Financing Arrangements

As of June 30, 2012, we had no off-balance sheet financing arrangements.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

As a smaller reporting company, as defined in Rule 12b-2 promulgated under the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of June 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and form and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

We believe there are no additions to the risk factors disclosed in our annual report on Form 10-K for the year ended March 31, 2012.

Item 4. Mine Safety Disclosures

Not applicable.

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

BMB MUNAI, INC.

Date:	August 14, 2012	/s/ Askar Tashtitov
Askar Tashtitov President

Date:	August 14, 2012	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer