Form 10-Q
period 2012-09-30
BMB MUNAI INC
filed 2012-11-14
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________

Commission File Number 001-33034

BMB MUNAI, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0233726
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

324 South 400 West, Suite 250
Salt Lake City, Utah	84101
(Address of principal executive offices)	(Zip Code)

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
☐ Yes  ☒  No

As of November 9, 2012, the registrant had 55,787,554 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1 - Unaudited Condensed Consolidated Financial Statements
BMB MUNAI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Notes	September 30, 2012	March 31, 2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$ 37,208,737	$ 3,370,177
Promissory notes receivable	4	-	220,875
Prepaid expenses and other assets, net	5	536,099	1,616,915
Restricted cash	3	-	36,002,101

Total current assets		37,744,836	41,210,068

LONG TERM ASSETS
Other fixed assets, net		156,318	214,280

Total long term assets		156,318	214,280

TOTAL ASSETS		$37,901,154	$ 41,424,348

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$ 41,000	$ 18,712
Taxes payable, accrued liabilities and other payables		44,354	11,497
Deferred consulting and distribution payments	7	18,223,299	20,016,556

Total current liabilities		18,308,653	20,046,765

COMMITMENTS AND CONTINGENCIES	9	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding		-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 55,787,554 and 55,787,554 shares outstanding, respectively		55,788	55,788
Additional paid in capital		106,099,585	106,099,585
Accumulated deficit		(86,562,872)	(84,777,790)

Total shareholders’ equity		19,592,501	21,377,583

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 37,901,154	$ 41,424,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended September 30,		Six months ended September 30,
	Notes	2012 (unaudited)	2011 (unaudited)	2012 (unaudited)	2011 (unaudited)

REVENUES		$ -	$ -	$ -	$ -

COSTS AND OPERATING EXPENSES
General and administrative		1,006,116	17,495,289	1,738,194	19,680,228
Interest expense		-	1,432,875	-	3,551,022
Amortization and depreciation		28,982	29,646	57,962	43,125

Total costs and operating expenses		1,035,098	18,957,810	1,796,156	23,274,375

LOSS FROM OPERATIONS		(1,035,098)	(18,957,810)	(1,796,156)	(23,274,375)

OTHER INCOME/(EXPENSE)
Foreign exchange gain/(loss), net		-	(22,620)	31	(32,991)
Interest income		2,700	13,367	4,198	20,970
Other income/(expense), net		(2,370)	(50)	6,845	(9,550)

Total other income/(expense)		330	(9,303)	11,074	(21,571)

LOSS FROM CONTINUING OPERATIONS		(1,034,768)	(18,967,113)	(1,785,082)	(23,295,946)

DISCONTINUED OPERATIONS
Loss on sale of Emir Oil, net of tax benefit of $0, $3,977,385, $0, and $3,977,385	6	-	(127,147,771)	-	(127,147,771)
Income from discontinued operations (net of tax)	6	-	3,245,649	-	11,899,714

LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX)		-	(123,902,122)	-	(115,248,057)

NET LOSS		$ (1,034,768)	$ (142,869,235)	$ (1,785,082)	$ (138,544,003)

BASIC AND DILUTED NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	8	$ (0.02)	$ (0.34)	$ (0.03)	$ (0.42)
BASIC AND DILUTED NET INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS	8	$ -	$ (2.22)	$ -	$ (2.07)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Six months ended September 30,
	Notes	2012 (unaudited)	2011 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(1,785,082)	$(138,544,003)
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	6	-	(11,899,714)
Depreciation and amortization		57,962	43,125
Interest expense		-	3,551,022
Provision expense for notes receivable	4	220,875	-
Loss on sale of Emir Oil		-	127,147,771
Changes in operating assets and liabilities
Decrease/(increase) in prepaid expenses and other assets		1,080,816	6,598
Increase/(decrease) in accounts payable		22,288	(473,570)
Increase/(decrease) in taxes payables and accrued liabilities		32,857	7,832,196
Net cash used in operating activities – continuing operations		(370,284)	(12,336,575)
Net cash provided by operating activities – discontinued operations	6	-	33,067,626
Net cash (used in)/provided by operating activities		(370,284)	20,731,051

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in short term notes receivable	4	-	(66,150)
Proceed from sale of Emir Oil		-	159,601,000
Purchase of other fixed assets		-	(153,308)
Net cash provided by investing activities – continuing operations		-	159,381,542
Net cash used in investing activities – discontinued operations	6	-	(23,126,407)
Net cash provided by investing activities		-	136,255,135

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment related to redemption of convertible notes		-	(61,400,000)
Cash paid for convertible notes coupon		-	(4,546,796)
Cash distribution	7	(1,793,257)	-
Intercompany advances(1)		-	6,303,531
Net cash used in financing activities – continuing operations		(1,793,257)	(59,643,265)
Net cash used in financing activities – discontinued operations(2)	6	-	(6,623,936)
Net cash used in financing activities		(1,793,257)	(66,267,201)
			-
NET CHANGE IN CASH AND CASH EQUIVALENTS		(2,163,541)	90,718,985
NET CHANGE IN CASH AND CASH EQUIVALENTS from discontinued operations		-	3,317,283
NET CHANGE IN CASH AND CASH EQUIVALENTS from continuing operations		(2,163,541)	87,401,702
CASH AND CASH EQUIVALENTS at beginning of period		39,372,278	426,045
CASH AND CASH EQUIVALENTS at end of period		$37,208,737	$87,827,747

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

BMB MUNAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

Six months ended
	September 30, 2012	September 30, 2011
Reconciliation of cash and cash equivalents at end of
period to Condensed Consolidated Balance Sheet

Cash and cash equivalents	$ 37,208,737	$ 51,827,747
Restricted cash	-	36,000,000

Cash and cash equivalents at end of period	$ 37,208,737	$ 87,827,747

		Three months ended September 30,
	Notes	2012 (unaudited)	2011 (unaudited)
Non-Cash Investing and Financing Activities
Transfer of inventory and prepayments for materials used in oil and gas projects to oil and gas properties	6	$ -	$ 1,198,675
Depreciation on other fixed assets capitalized as oil and gas properties	6	-	479,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

Since September 2011 the Company’s principal business operations have been focused on satisfying certain post-closing undertakings to assist the MIE subsidiary with the acquisition of certain contracts, leases and transfers of rights in accordance with the Purchase Agreement and exploring opportunities to exploit the expertise of Company management staff within the oil and gas sector in the Republic of Kazakhstan.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

The Company’s efforts to satisfy its obligations under the Purchase Agreement do not generate revenue for the Company.  The Company does not anticipate generating revenue until such time as it is able to identify and exploit new business opportunities.  No assurance can be given that the Company will be able to identify or exploit any new business opportunity, or that it will have the funds then available to it that will enable it to seek to take advantage of any such opportunity.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The unaudited interim condensed consolidated financial information of BMB Munai, Inc. (the “Company” or “BMB Munai”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2012, and results of its operations for the six months ended September 30, 2012 and 2011.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.  The results of operations for the six months ended September 30, 2012 may not be indicative of the results for the fiscal year ending March 31, 2013.

Going concern

With the Sale of Emir Oil, the Company has no continuing operations that result in positive cash flow, which raises substantial doubt about its ability to continue as a going concern.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

Subsequent event

On October 30, 2012 the Company declared and made a second cash distribution of $0.30 per share to common stockholder of record on October 15, 2012, the top end of the range per share originally contemplated when the Company publicly disclosed in its Current Report on Form 8-K dated February 14, 2011 that it had agreed to sell Emir Oil.  The total amount to be distributed to common stockholders in connection with this second cash distribution is $16,736,266.

The second cash distribution amount was determined after giving effect to required fund allocations, (including payment of the $5 million deferred extraordinary event payment to Boris Cherdabayev and payments to Boris Cherdabayev and Toleush Tolmakov of their deferred initial cash distribution in the aggregate amount of approximately $13 million), actual costs incurred and other factors.  Messrs. Cherdabayev and Tolmakov agreed to defer and put at risk until the second cash distribution, the entire portion of the initial cash distribution and Mr. Cherdavayev’s extraordinary event payment to increase the amount of funds available to the Company’s other stockholders in the initial distribution which was paid on October 24, 2011.

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
SEPTEMBER 30, 2012

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

Other fixed assets of the Company are evaluated annually for impairment. If the sum of expected undiscounted cash flows is less than net book value, unamortized costs of other fixed assets will be reduced to a fair value. Based on the Company’s analysis at September 30, 2012, no impairment of other assets is necessary.

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

NOTE 3 – CASH AND CASH EQUIVALENTS

As of September 30, 2012 and March 31, 2012 cash and cash equivalents included:

	September 30, 2012	March 31, 2012

U.S. Dollars	$ 37,208,737	$ 39,363,094
Foreign currency	-	9,184
Total cash and cash equivalents	37,208,737	39,372,278
Less restricted cash	-	36,002,101
Cash and cash equivalents – unrestricted	$ 37,208,737	$ 3,370,177

In accordance with the Purchase Agreement, at the closing the Company placed $36 million in cash in escrow to indemnify Palaeontol and its affiliates for losses arising from the Company’s breaches of representations and warranties, failure to perform covenants, ongoing litigation matters, compliance with (and validity of) Emir Oil’s exploration contract, transfer of certain payables, defects in ownership of certain facilities and pipelines, or violations of applicable environmental law. The maximum indemnification obligation of the Company is limited to $39 million except with respect to losses arising out of fraud or criminal misconduct.  On September 20, 2012 the escrow period expired and the entire $36 million that was being held in escrow was released to the Company without any depletion for indemnification obligations.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

As a result, the Company treated the loan as a promissory note receivable in its financial statements. At September 30, 2012 promissory notes receivable amounted to $220,875, with $200,000 principal amount and $20,875 representing the amount of interest accrued.

Because as of September 30, 2012 the initial advance of $200,000 plus interest is in default, the Company created a 100% provision for the outstanding principal and interest on the notes in the amount of $220,875. The timing of the collection of the promissory note is uncertain and the ability to collect the principal and interest in full is unlikely from either the Borrower or the Guarantor. Due to the timing uncertainty, accrual of interest income stopped in the quarter ended December 31, 2011.

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of September 30, 2012 and March 31, 2012 were as follows:

	September 30, 2012	March 31, 2012

Advances for services	$ 536,099	$ 1,616,915
	$ 536,099	$ 1,616,915

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

From February 2, 2012 (the date the Services Agreement became effective) to September 30, 2012 the Company has accrued and expensed consulting services in the amount of $1,411,402, the remaining $536,099 has been treated as prepaid expense and will be further accrued and expensed through December 31, 2012.  For the three and six months ended September 30, 2012, $536,099 and $1,072,197 was expensed as general and administrative expense.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

The sale of Emir Oil was valued at $170 million in cash, net of $10.4 million in purchase adjustments. In accordance with the Purchase Agreement, the Company placed $36 million in cash in escrow to indemnify the buyer for losses arising from the Company’s breaches of representations and warranties, failure to perform covenants, litigation matters, compliance with (and validity of) Emir Oil’s exploration contract, transfer of certain payables, defects in ownership of certain facilities and pipelines, or violations of applicable environmental law. On September 20, 2012 the escrow period expired and the entire $36 million that was being held in escrow for indemnification purposes was released to the Company without any depletion.

The components of discontinued operations for three and six months ended September 30, 2012 and 2011 were as follows:

	Three months ended		Six months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenue	$ -	$ 16,610,716	$ -	$ 41,633,064

Operating expenses	-	13,491,217	-	29,914,188
Other income	-	(126,150)	-	(180,838)

Discontinued operations	$ -	$ 3,245,649	$ -	$ 11,899,714

NOTE 7 – SHAREHOLDERS’ EQUITY

Shareholder distribution

On October 24, 2011, the Company made an initial cash distribution of $1.04 per share to common stockholders of record on October 10, 2011. The total amount calculated for this distribution to common stockholders was $58,019,056.

As of September 30, 2012, the amount paid was $44,795,757 with $13,223,299 payable. The payable amount includes the amount of the first distribution deferred by certain Company stockholders until the release of funds from the escrow in accordance with the terms of the Purchase Agreement. These payables have been accrued and included in deferred consulting and distribution payments on the balance sheet.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

On October 30, 2012 the Company declared and made a second cash distribution of $0.30 per share to common stockholder of record on October 15, 2012, the top end of the range per share originally contemplated when the Company publicly disclosed in its Current Report on Form 8-K dated February 14, 2011 that it had agreed to sell Emir Oil.  The total amount distributed to common stockholders in connection with this second cash distribution was $16,736,266.

NOTE 8 – EARNINGS PER SHARE INFORMATION

The calculation of the basic earnings per share is based on the following data:

	Three months ended		Six months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net loss from continuing operations	$(1,034,768)	$ (18,967,113)	$(1,785,082)	$ (23,295,946)
Net loss from discontinued operations	-	(123,902,102)	-	(115,248,057)
Basic weighted-average common shares outstanding	55,787,554	55,787,554	55,787,554	55,787,554
Basic loss per common share from continuing operations	$ (0.02)	$ (0.34)	$(0.03)	$ (0.42)
Basic income per common share from discontinued operations	$ -	$ (2.22)	$ -	$ (2.07)
Total basic income per common share	$ (0.02)	$ (2.56)	$ (0.03)	$ (2.48)

As of September 30, 2012 and 2011, there were no options, warrants, or restricted stock grants outstanding.

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
SEPTEMBER 30, 2012

The Consulting Agreement provides for an extraordinary event payment equal to the greater of $5,000,000 or the base compensation fee for the remaining initial term of the Consulting Agreement. Pursuant to the terms of the Consulting Agreement the Sale constituted an extraordinary event.

In February 2011 Mr. Cherdabayev agreed to an amendment to his Consulting Agreement that will defer, until the escrow amount is released, the $5,000,000 extraordinary event payment that would otherwise have been payable to him in connection with the Sale.  The amendment provides further, that the extraordinary event payment will be limited to the amount remaining in escrow if less than $5,000,000, with the possibility of it being reduced to $0 if the escrow amount is depleted entirely.  Payment of this liability will be paid to Mr. Cherdabayev, if at all, before any escrow funds are otherwise distributed, as would have been the case had Mr. Cherdabayev not agreed to the amendment. As of September 30, 2012 the $5,000,000 has been accrued and included in deferred consulting and distribution payments on the balance sheet. Subsequent to September 30, 2012, this amount was paid in full.

NOTE 10 – FINANCIAL INSTRUMENTS

As of March 31, 2012 cash and cash equivalents included deposits in Kazakhstan banks in the amount $15,755, as of September 30, 2012 the Company did not have cash and cash equivalents deposited in any Kazakhstan banks. As of September 30, 2012 and March 31, 2012 cash and cash equivalents included deposits in U.S. banks in the amount of $37,208,737 and $3,370,177, respectively. The Company’s deposits in U.S. banks are in non-FDIC insured accounts which means they are not insured to the $250,000 FDIC insurance limit. To mitigate this risk, the Company has placed all of its U.S. deposits in a money market account that invests in U.S. Government backed securities.

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

Overview

As discussed in this report in Note 1 – Description of Business and Note 6 – Discontinued Operations and Sale of Emir Oil of the notes to our unaudited condensed consolidated financial statements accompanying this report, on September 19, 2011 we sold all our interest in our wholly-owned subsidiary Emir Oil, LLP to Palaeontol, B.V. a subsidiary of MIE Holdings Corporation.  Currently, we are working to (i) finalize the second cash distribution, (ii) complete the winding down of our operations in Kazakhstan, and (iii) identify new business opportunities that will allow us to take advantage of the expertise of our management staff and return additional value to our stockholders.

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

This discussion summarizes the significant factors affecting our continuing and discontinued operating results, financial condition, liquidity and capital resources during the quarters ended September 30, 2012 and 2011.  This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and Notes to the condensed consolidated financial statements accompanying this report.

Results of Continuing Operations

Three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Revenue

We did not generate any revenue during the three months ended September 30, 2012 and 2011 except from oil and gas sales through Emir Oil.

Expenses

The following table presents details of our expenses for the three months ended September 30, 2012 and 2011:

	For the three months ended September 30, 2012	For the three months ended September 30, 2011
Costs and Operating Expenses:
General and administrative	$ 1,006,116	$ 17,495,289
Interest expense	-	1,432,875
Amortization and depreciation	28,982	29,646
Total	$ 1,035,098	$ 18,957,810

General and Administrative Expenses.  General and administrative expenses from continuing operations during the three months ended September 30, 2012 were $1,006,116 compared to $17,495,289 during the three months ended September 30, 2011.  General and administrative expenses were significantly higher during the September 30, 2011 period because of the Sale.  During the three months ended September 30, 2011 general and administrative expenses mainly included termination payments in the total amount of $7,886,648 accrued and paid to our executive officers upon termination of their employment agreements, coupled with the accrued termination fee expense for Mr. Cherdabayev’s Consulting Agreement in the amount of $5,000,000 and selling expenses in the amount of $3,989,531 incurred and paid.

Interest Expense.  During the three months ended September 30, 2011 we incurred interest expense from continuing operations of $1,432,875. As a result of retiring our outstanding convertible notes during the quarter ended September 30, 2011, we did not incur any interest expense during the three months ended September 30, 2012.

Amortization and Depreciation. Amortization and depreciation expense from continuing operations for the three months ended September 30, 2012 did not change significantly. We anticipate amortization and depreciation expense to remain on the same level during upcoming fiscal quarters.

Loss from Operations.  During the three months ended September 30, 2012 we recognized a loss from operations of $1,035,098 compared to a loss from operations of $18,957,810 during the three months ended September 30, 2011. This decrease in loss from continuing operations during three months ended September 30, 2012 is the result of the 96% decrease in general and administrative expenses and the 100% decrease in interest expense.

Total Other Income/Expense.  During the three months ended September 30, 2012 we recognized total other income from continuing operations of $330 compared to total other expense of $9,303 during the three months ended September 30, 2011. The change from total other expense to total other income was mainly due to the fact that our exploration and production operations in Kazakhstan have ceased during the quarter ended September 30, 2012 and, as a result we did not recognize any foreign exchange loss.

Loss from Continuing Operations. During the three months ended September 30, 2012 we recognized a loss from continuing operations of $1,034,768 compared to a loss from continuing operations of $18,967,113 during the three months ended September 30, 2011.  This reduction in loss from continuing operations was primarily attributable to the reductions in general and administrative expenses and interest expense during the three months ended September 30, 2012.

Income from Discontinued Operations.  During the three months ended September 30, 2012 we realized no income from discontinued operations compared to $3,245,649 during the three months ended September 30, 2011.  With the completion of the Sale during the quarter ended September 30, 2011, we did not realize income from discontinued operations during the second fiscal quarter 2013, nor do we expect to realize income from discontinued operations in future periods.

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

Net Loss/Income. For all of the foregoing reasons, during the three months ended September 30, 2012 we incurred a net loss of $1,034,768 compared to a net loss of $142,869,235 for the three months ended September 30, 2011.  With the sale of Emir Oil, we are no longer generating revenues.  Therefore, we expect to continue to realize net losses in upcoming fiscal quarters.

Six months ended September 30, 2012 compared to the six months ended September 30, 2011.

Revenue

We did not generate any revenue during the six months ended September 30, 2012 and 2011 except from oil and gas sales through Emir Oil.

Expenses

The following table presents details of our expenses for the six months ended September 30, 2012 and 2011:

	For the six months ended September 30, 2012	For the six months ended September 30, 2011
Costs and Operating Expenses:
General and administrative	$ 1,738,194	$ 19,680,228
Interest expense	-	3,551,022
Amortization and depreciation	57,962	43,125
Total	$ 1,796,156	$ 23,274,375

General and Administrative Expenses.  General and administrative expenses from continuing operations during the six months ended September 30, 2012 were $1,738,194 compared to $19,680,228 during the six months ended September 30, 2011.  This represents a 91% decrease. As noted above, during the six months ended September 30, 2011 general and administrative expenses mainly included termination payments in the total amount of $7,886,648 accrued and paid to executive officers of the Company upon termination of their employment agreements, coupled with the accrued termination fee expense for Mr. Cherdabayev’s Consulting Agreement in the amount of $5,000,000 and selling expenses in the amount of $3,989,531 incurred and paid. The increase in general and administrative expenses during the six months ended September 30, 2011 is associated with the Sale.

Interest Expense.  During the six months ended September 30, 2011 we incurred interest expense from continuing operations of $3,551,022. As a result of retiring our outstanding convertible notes during the quarter ended September 30, 2011, we incurred no interest expense during the six months ended September 30, 2012.

Amortization and Depreciation. Amortization and depreciation expense from continuing operations for the six months ended September 30, 2012 did not change significantly. We anticipate amortization and depreciation expense to remain on the same level during upcoming fiscal quarters.

Loss from Operations.  During the six months ended September 30, 2012 we recognized a loss from continuing operations of $1,785,082 compared to a loss from continuing operations of $23,274,375 during the six months ended September 30, 2011. This decrease in loss from continuing operations during six months ended September 30, 2012 is the result of the 92% decrease in general and administrative expenses and the 100% decrease in interest expense.

Total Other Income/Expense.  During the six months ended September 30, 2012 we recognized total other income from continuing operations of $11,074 compared to total other expense of $21,571 during the six months ended September 30, 2011. The change from total other expense to total other income was mainly due to the fact that our exploration and production operations in Kazakhstan have ceased during the quarter ended September 30, 2012 and, as a result we did not recognize any foreign exchange loss.

Loss from Continuing Operations. During the six months ended September 30, 2012 we recognized a loss from continuing operations of $1,785,082 compared to a loss from continuing operations of $23,295,946 during the six months ended September 30, 2011.  This reduction in loss from continuing operations was primarily attributable to the reductions in general and administrative expenses and interest expense during the six months ended September 30, 2012.

Income from Discontinued Operations.  During the six months ended September 30, 2012 we realized no income from discontinued operations compared to $11,899,714 during the six months ended September 30, 2011.  With the completion of the Sale during the quarter ended September 30, 2011 we did not realize income from discontinued operations during the six months ended September 30, 2012, nor do we expect to realize income from discontinued operations in future periods.

Loss on Sale of Emir Oil. During the six months ended September 30, 2011 we incurred a loss on the Sale in the amount of $127,147,771.  This loss was the result of the sale of the net assets of Emir Oil LLP which totaled $290,726,156, for net proceeds from the sale of $159,601,000 (after giving effect to purchase adjustments) and recognizing the tax effect of the sale of $3,977,385.

Net Loss/Income. For all of the foregoing reasons, during the six months ended September 30, 2012 we incurred a net loss of $1,785,082 compared to a net loss of $138,544,003 for the six months ended September 30, 2011.  With the sale of Emir Oil, we are no longer generating revenues.  Therefore, we expect to continue to realize net losses in upcoming fiscal quarters.

Liquidity and Capital Resources

As noted throughout this report, in September 2011 we completed the sale of our wholly-owned operating subsidiary Emir Oil.  As a condition to the sale, we were required to place $36 million of the sale proceeds into escrow for a period of twelve months from the date of closing to indemnify Palaeontol.

To assist us in funding our indemnification obligations, Boris Cherdabayev, the chairman of our board of directors, and Toleush Tolmakov, a former executive officer of the Company, agreed to contribute into the escrow (to form part of the $36 million in escrow funds) the entirety of the cash distribution, approximately $13 million, they otherwise would have received from us in the initial stockholder distribution.  As of the initial distribution record date Mr. Cherdabayev was the record or beneficial holder of 6,248,727 shares of our common stock and Mr. Tolmakov was the record or beneficial holder of 6,251,960 shares of our common stock.  As a result these individuals agreed to defer until the anticipated second stockholder distribution, if any, their portion of the initial stockholder distribution and put at risk the entire value of their common stock for our indemnification purposes.  By doing so, they enabled us to pay to the remaining Company stockholders at the initial distribution the amount of cash that otherwise would have been paid to Messrs. Cherdabayev and Tolmakov at the initial distribution.

To further fund the escrow and increase the amount of the initial distribution available to Company stockholders, Mr. Cherdabayev also agreed to defer until twelve months following the closing a $5 million extraordinary event payment owed to him at the closing under the terms of his consulting agreement with the Company.

On September 20, 2012 the escrow period expired and the entire $36 million being held in escrow for indemnification purposes was released to the Company.  On October 30, 2012 the Company declared and made a second cash distribution of $0.30 per share to common stockholders of record on October 15, 2012, the top end of the range per share contemplated by the Company when the Sale was initially announced.  The second cash distribution amount was determined after giving effect to required fund allocations to Messrs. Cherdabayev and Tolmakov, actual costs incurred and other factors.

We are currently working to finalize the second cash distribution and complete the winding down of our operations in Kazakhstan.  We anticipate that for the foreseeable future we will continue our efforts to identify new business opportunities that will allow us to capitalize on the expertise of the Company’s management staff and return additional value to our stockholders.

We do not currently generate revenue and do not anticipate generating revenue until such time as we are able to identify and exploit a new business opportunity.  No assurance can be given that we will be able to identify or exploit any new business opportunity, or that we will have the funds then available to us that we will enable us to take advantage of any such opportunity.  These factors raise substantial doubt about our ability to continue as a going concern.

Cash Flows

During the six months ended September 30, 2012, cash was primarily used to distribute the cash to our shareholders and settle the accounts payable of the Almaty office.  See below for additional discussion and analysis of cash flow.

	Three months ended September 30, 2012	Three months ended September 30, 2011

Net cash provided by/(used in) operating activities	$ (370,284)	$ 20,731,051
Net cash provided by investing activities	$ -	$ 136,255,135
Net cash used in financing activities	$ (1,793,257)	$ (66,267,201)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (2,163,541)	$ 90,718,985
NET CHANGE IN CASH AND CASH EQUIVALENTS–CONTINUING OPERATIONS	$ (2,163,541)	$ 87,401,702
NET CHANGE IN CASH AND CASH EQUIVALENTS–DISCONTINUED OPERATIONS	$ -	$ 3,317,283

Our principal source of liquidity during the six months ended September 30, 2012 was cash and cash equivalents.  At March 31, 2012 cash and cash equivalents from continuing and discontinued operations totaled to approximately $39.4 million. At September 30, 2012 cash and cash equivalents from continuing operations totaled to approximately $37.2 million.

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

Contractual Obligations and Contingencies

The following table lists our significant commitments at September 30, 2012, excluding current liabilities as listed on our condensed consolidated balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Initial cash distribution payable(1)	$ 13,223,299	$13,223,299	$ -	$ -	$ -
Second cash distribution from escrow account(1)	16,736,266	16,736,266	-	-	-
Deferred extraordinary event payment(2)	5,000,000	5,000,000	-	-	-
TOTAL	$ 34,959,565	$ 34,959,565	$ -	$ -	$ -

(1)  See Note 7 – Shareholders’ Equity for additional information regarding the initial cash distribution payable and the second cash distribution.
(2)  See Note 9 – Commitments and Contingencies –Continuing Operations for additional information regarding the deferred extraordinary event payment.

Off-Balance Sheet Financing Arrangements

As of September 30, 2012, we had no off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and form and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BMB MUNAI, INC.

Date:	November 14, 2012	/s/ Askar Tashtitov
Askar Tashtitov President

Date:	November 14, 2012	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer