Form 10-Q
period 2012-12-31
BMB MUNAI INC
filed 2013-02-19
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________

Commission File Number 001-33034

BMB MUNAI, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0233726
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

324 South 400 West, Suite 250
Salt Lake City, Utah	84101
(Address of principal executive offices)	(Zip Code)

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
☐ Yes  ☒  No

As of February 15, 2013, the registrant had 55,787,554 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1 - Unaudited Condensed Consolidated Financial Statements
BMB MUNAI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Notes	December 31, 2012	March 31, 2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$10,789,458	$3,370,177
Promissory note receivable	4	-	220,875
Prepaid expenses and other assets, net	5	-	1,616,915
Restricted cash	3	-	36,002,101

Total current assets		10,789,458	41,210,068

LONG TERM ASSETS
Other fixed assets, net		127,338	214,280

Total long term assets		127,338	214,280

TOTAL ASSETS		$10,916,796	$41,424,348

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$55,129	$18,712
Taxes payable, accrued liabilities and other payables		5,661	11,497
Deferred consulting and distribution payments	7	8,781,165	20,016,556

Total current liabilities		8,841,955	20,046,765

COMMITMENTS AND CONTINGENCIES	9	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding		-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 55,787,554 and 55,787,554 shares outstanding, respectively		55,788	55,788
Additional paid in capital		89,363,319	106,099,585
Accumulated deficit		(87,344,266)	(84,777,790)

Total shareholders’ equity		2,074,841	21,377,583

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$10,916,796	$41,424,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended December 31,		Nine months ended December 31,
	Notes	2012 (unaudited)	2011 (unaudited)	2012 (unaudited)	2011 (unaudited)

REVENUES		$-	$-	$-	$-

COSTS AND OPERATING EXPENSES
General and administrative		759,904	283,857	2,498,098	19,964,085
Interest expense		-	-	-	3,551,022
Amortization and depreciation		28,982	29,408	86,944	72,533

Total costs and operating expenses		788,886	313,265	2,585,042	23,587,640

LOSS FROM OPERATIONS		(788,886)	(313,265)	(2,585,042)	(23,587,640)

OTHER INCOME/(EXPENSE)
Foreign exchange gain/(loss), net		-	(225)	31	(33,216)
Interest income		7,492	9,273	11,690	30,243
Other income/(expense), net		-	-	6,845	(9,550)

Total other income/(expense)		7,492	9,048	18,566	(12,523)

LOSS FROM CONTINUING OPERATIONS		(781,394)	(304,217)	(2,566,476)	(23,600,163)

DISCONTINUED OPERATIONS
Loss on sale of Emir Oil, net of tax benefit of $0, $0, $0,and $3,977,385	6	-	-	-	(127,147,771)
Income from discontinued operations (net of tax)	6	-	-	-	11,899,714

NET LOSS		$(781,394)	$(304,217)	$(2,566,476)	$(138,848,220)

BASIC AND DILUTED NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	8	$(0.01)	$(0.01)	$(0.05)	$(0.42)
BASIC AND DILUTED NET LOSS ON SALE OF EMIR OIL	8	$-	$-	$-	$(2.28)
BASIC AND DILUTED NET INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS	8	$-	$-	$-	$0.21

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Nine months ended December 31,
	Notes	2012 (unaudited)	2011 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(2,566,476)	$(138,848,220)
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	6	-	(11,899,714)
Depreciation and amortization		86,944	72,533
Interest expense		-	3,551,022
Provision expense for notes receivable	4	220,875	-
Loss on sale of Emir Oil		-	127,147,771
Changes in operating assets and liabilities
Decrease/(increase) in prepaid expenses and other assets		1,616,915	30,807
Increase/(decrease) in accounts payable		(4,963,585)	(444,639)
Increase/(decrease) in taxes payables and accrued liabilities		(5,836)	4,985,074
Net cash used in operating activities – continuing operations		(5,611,163)	(15,405,366)
Net cash provided by operating activities – discontinued operations	6	-	33,067,626
Net cash (used in)/provided by operating activities		(5,611,163)	17,662,260

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in short term notes receivable	4	-	(66,150)
Proceeds from sale of Emir Oil		-	159,601,000
Purchase of other fixed assets		-	(153,308)
Net cash provided by investing activities – continuing operations		-	159,381,542
Net cash used in investing activities – discontinued operations	6	-	(23,126,407)
Net cash provided by investing activities		-	136,255,135

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment related to redemption of convertible notes		-	(61,400,000)
Cash paid for convertible notes coupon		-	(4,546,796)
Cash distribution	7	(22,971,657)	(43,002,498)
Intercompany advances(1)		-	6,303,531
Net cash used in financing activities – continuing operations		(22,971,657)	(102,645,763)
Net cash used in financing activities – discontinued operations(2)	6	-	(6,623,936)
Net cash used in financing activities		(22,971,657)	(109,269,699)
			-
NET CHANGE IN CASH AND CASH EQUIVALENTS		(28,582,820)	44,647,696
NET CHANGE IN CASH AND CASH EQUIVALENTS from discontinued operations		-	3,317,283
NET CHANGE IN CASH AND CASH EQUIVALENTS from continuing operations		(28,582,820)	41,330,413
CASH AND CASH EQUIVALENTS at beginning of period		39,372,278	426,045
CASH AND CASH EQUIVALENTS at end of period		$10,789,458	$41,756,458

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

BMB MUNAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Nine months ended
	December 31, 2012	December 31, 2011
Reconciliation of cash and cash equivalents at end of
period to Condensed Consolidated Balance Sheet

Cash and cash equivalents	$10,789,458	$5,755,268
Restricted cash	-	36,001,190

Cash and cash equivalents at end of period	$10,789,458	$41,756,458

		Nine months ended December 31,
	Notes	2012 (unaudited)	2011 (unaudited)
Non-Cash Investing and Financing Activities
Transfer of inventory and prepayments for materials used in oil and gas projects to oil and gas properties	6	$-	$1,198,675
Depreciation on other fixed assets capitalized as oil and gas properties	6	-	479,227
Cash distribution accrued and not yet paid	7	8,781,165	15,016,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1 – DESCRIPTION OF BUSINESS

BMB Munai, Inc., (the “Company” or “BMB Munai”) is a Nevada corporation that originally incorporated in the State of Utah in 1981.  From 2003 to 2011 the Company’s business activities focused on oil and natural gas exploration and production in the Republic of Kazakhstan (also referred to herein as the “ROK” or “Kazakhstan”).

On February 14, 2011 the Company entered into a Participation Interest Purchase Agreement (the “Purchase Agreement”) with MIE Holdings Corporation (HKEx: 1555), (“MIE”), and its subsidiary, Palaeontol B.V., (“Palaeontol”), pursuant to which the Company agreed to sell all of its interest in its wholly owned subsidiary Emir Oil, LLP (“Emir Oil”) to Palaeontol (the “Sale”).  The initial purchase price of $170 million was subject to various closing adjustments and the deposit of $36 million in escrow to be held for a period of twelve months following the closing for indemnification purposes.

On September 19, 2011 the Company completed the sale of all of its interests in Emir Oil.

In connection with the closing of the Sale, on September 21, 2011, the Company completed the mandatory redemption (the “Redemption”) of its $61.4 million in principal amount of 10.75% Convertible Senior Notes due 2013.

Since September 2011 the Company’s principal business operations have been focused on satisfying its post-closing undertakings to the MIE subsidiary in accordance with the Purchase Agreement and exploring opportunities to exploit the expertise of the Company’s management staff and return value to the Company’s stockholders.

The Company does not anticipate generating revenue until such time as it is able to identify and exploit new business opportunities.  No assurance can be given that the Company will be able to identify or exploit any new business opportunity, or that the Company will have the funds then available to it that will enable it to seek to take advantage of any such opportunity.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed consolidated financial statements present the consolidated results of BMB Munai, Inc., which includes the results of its wholly owned subsidiary, Emir Oil until September 19, 2011. All significant inter-company balances and transactions have been eliminated from the unaudited condensed consolidated financial statements.

The unaudited interim condensed consolidated financial information of the Company has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2012 and results of its operations for the nine months ended December 31, 2012 and 2011.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.  The results of operations for the nine months ended December 31, 2012 may not be indicative of the results for the fiscal year ending March 31, 2013.

Going concern

With the Sale of Emir Oil, the Company has no continuing operations that result in positive cash flow, which raises substantial doubt about its ability to continue as a going concern.

Subsequent event

The Company’s management has evaluated the subsequent events through the date the financial statements were issued and has found no subsequent events to report.

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
DECEMBER 31, 2012

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
DECEMBER 31, 2012

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

Other fixed assets of the Company are evaluated annually for impairment. If the sum of expected undiscounted cash flows is less than net book value, unamortized costs of other fixed assets will be reduced to a fair value. Based on the Company’s analysis at December 31, 2012, no impairment of other assets is necessary.

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

NOTE 3 – CASH AND CASH EQUIVALENTS

As of December 31, 2012 and March 31, 2012 cash and cash equivalents included:

	December 31, 2012	March 31, 2012

U.S. Dollars	$10,789,458	$39,363,094
Foreign currency	-	9,184
Total cash and cash equivalents	10,789,458	39,372,278
Less restricted cash	-	36,002,101
Cash and cash equivalents – unrestricted	$10,789,458	$3,370,177

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

On December 17, 2010 Borrower issued the Company a promissory note for $50,000 with an interest rate of 18% per annum. After the first transfer in December 2010, the Company made additional transfers from January 19, 2011 to September 27, 2011 in the amount of $150,000. The outstanding principal and unpaid accrued interest under this promissory note was due one year after the transfer.

As a result, the Company treated the loan as a promissory note receivable in its financial statements. At December 31, 2012 the promissory note receivable amounted to $220,875, with $200,000 principal amount and $20,875 representing the amount of interest accrued.

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

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of December 31, 2012 and March 31, 2012 were as follows:

	December 31, 2012	March 31, 2012

Advances for services	$-	$1,616,915
	$-	$1,616,915

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

The Services Agreement commenced on February 2, 2012 and continued through December 31, 2012.  In exchange for the services under the Services Agreement, the Company paid $1,947,500 to Lakeview, which included anticipated out-of-pocket expenses required to perform the services through the term of the Agreement in the amount of $1,900,000 and a management fee of $47,500.  The full amount was due and payable upon execution of the Services Agreement.  The Services Agreement provides that in the event of early termination, Lakeview will be required to return to the Company any portion of the $1,900,000 that has not been paid to cover out-of-pocket expenses as of the date the Services Agreement is terminated.

From February 2, 2012 (the date the Services Agreement became effective) to December 31, 2012 the Company has accrued and expensed consulting services in the amount of $1,947,501.  For the three and nine months ended December 31, 2012, $536,099 and $1,608,296 was expensed as general and administrative expense.

NOTE 6 – DISCONTINUED OPERATIONSAND SALE OF EMIR OIL

    Emir Oil LLP

On September 19, 2011 the Company completed the sale of all of its interests in Emir Oil LLP to a subsidiary of MIE Holdings Corporation.  In anticipation of the Sale, all operations of Emir Oil have been reclassified as discontinued operations.

The sale of Emir Oil was valued at $170 million in cash, net of $10.4 million in purchase adjustments. In accordance with the Purchase Agreement, $36 million in cash was placed in escrow for one year for indemnification purposes. On September 20, 2012 the escrow period expired and the entire $36 million held in escrow was released to the Company without any depletion.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The components of discontinued operations for three and nine months ended December 31, 2012 and 2011 were as follows:

	Three months ended		Nine months ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Revenue	$-	$-	$-	$41,633,064
Operating expenses	-	-	-	29,914,188
Other income	-	-	-	(180,838)

Discontinued operations	$-	$-	$-	$11,899,714

NOTE 7 – SHAREHOLDERS’ EQUITY

Shareholder distributions

On October 24, 2011 the Company made an initial cash distribution of $1.04 per share to common stockholders of record on October 10, 2011. The total amount calculated for this distribution to common stockholders was $58,019,056.

On October 30, 2012 the Company declared and made a second cash distribution of $0.30 per share to common stockholder of record on October 15, 2012. The total amount distributed to common stockholders in connection with this second cash distribution was $16,736,266.

As of December 31, 2012, the amount paid from the first distribution was $51,294,433 with $6,724,623 payable, and the amount paid from the second distribution was $14,679,723 with $2,056,543 payable. These payables have been accrued and included in deferred consulting and distribution payments on the balance sheet.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 8 – EARNINGS PER SHARE INFORMATION

The calculation of the basic earnings per share is based on the following data:

	Three months ended		Nine months ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Net loss from continuing operations	$(781,394)	$(304,217)	$(2,566,476)	$(23,600,163)
Net loss on sale of Emir Oil	-	-	-	(127,147,771)
Net income from discontinued operations	-	-	-	11,899,714
Basic weighted-average common shares outstanding	55,787,554	55,787,554	55,787,554	55,787,554

Basic loss per common share from continuing operations	$(0.01)	$(0.01)	$(0.05)	$(0.42)
Basic loss per common share on sale of Emir Oil	$-	$-	$-	$(2.28)
Basic income per common share from discontinued operations	$-	$-	$-	$0.21
Total basic loss per common share	$(0.01)	$(0.01)	$(0.05)	$(2.49)

As of December 31, 2012 and 2011, there were no options, warrants, or restricted stock grants outstanding.

NOTE 9 – COMMITMENTS AND CONTINGENCIES – CONTINUING OPERATIONS

Consulting Agreement with Boris Cherdabayev

On December 31, 2009 the Company entered into a Consulting Agreement with Boris Cherdabayev, the Chairman of the Company’s board of directors. The Consulting Agreement became effective on January 1, 2010. The Consulting Agreement provided for an extraordinary event payment equal to the greater of $5,000,000 or the base compensation fee for the remaining initial term of the Consulting Agreement. Pursuant to the terms of the Consulting Agreement the Sale constituted an extraordinary event.  During the quarter ended December 31, 2012 the $5,000,000 payment was paid in full to Mr. Cherdabayev.

NOTE 10 – FINANCIAL INSTRUMENTS

As of March 31, 2012 cash and cash equivalents included deposits in Kazakhstan banks in the amount $15,755. As of December 31, 2012 the Company did not have cash and cash equivalents deposited in any Kazakhstan banks. As of December 31, 2012 and March 31, 2012 cash and cash equivalents included deposits in U.S. banks in the amount of $10,789,458 and $3,370,177, respectively. The Company’s deposits in U.S. banks are in non-FDIC insured accounts which means they are not insured to the $250,000 FDIC insurance limit. To mitigate this risk, the Company has placed all of its U.S. deposits in a money market account that invests in U.S. Government backed securities.

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

Overview

As discussed in this report in Note 1 – Description of Business and Note 6 – Discontinued Operations and Sale of Emir Oil of the notes to our unaudited condensed consolidated financial statements accompanying this report, on September 19, 2011 we sold all our interest in our wholly-owned subsidiary Emir Oil, LLP to Palaeontol, B.V. a subsidiary of MIE Holdings Corporation.  Currently, we are working to complete the winding down of our operations in Kazakhstan, and identify new business opportunities that will allow us to take advantage of the expertise of our management staff and return additional value to our stockholders.

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

This discussion summarizes the significant factors affecting our continuing and discontinued operating results, financial condition, liquidity and capital resources during the quarters ended December 31, 2012 and 2011.  This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and Notes to the condensed consolidated financial statements accompanying this report.

Results of Continuing Operations

Three months ended December 31, 2012 compared to the three months ended December 31, 2011.

Revenue

We did not generate any revenue during the three months ended December 31, 2012 and 2011.

Expenses

The following table presents details of our expenses for the three months ended December 31, 2012 and 2011:

	For the three months ended December 31, 2012	For the three months ended December 31, 2011
Costs and Operating Expenses:
General and administrative	$759,904	$283,857
Interest expense	-	-
Amortization and depreciation	28,982	29,408
Total	$788,886	$313,265

General and Administrative Expenses.  General and administrative expenses from continuing operations during the three months ended December 31, 2012 were $759,904 compared to $283,857 during the three months ended December 31, 2011.  General and administrative expenses were higher during the December 31, 2012 period because of the increased work required to fulfill our obligations to the MIE subsidiary under the PIPA.

Amortization and Depreciation. Amortization and depreciation expense from continuing operations for the three months ended December 31, 2012 did not change significantly. We anticipate amortization and depreciation expense to remain on the same level during upcoming fiscal quarters.

Loss from Operations.  During the three months ended December 31, 2012 we recognized a loss from operations of $ 788,886 compared to a loss from operations of $313,265 during the three months ended December 31, 2011. This increase in loss from continuing operations during three months ended December 31, 2012 is the result of the 168% increase in general and administrative expenses.

Total Other Income/Expense.  During the three months ended December 31, 2012 we recognized total other income from continuing operations of $7,492 compared to total other income from continuing operations of $9,048 during the three months ended December 31, 2011. The decrease resulted from lower interest income on our cash balances.

Net Loss/Income. For all of the foregoing reasons, during the three months ended December 31, 2012 we incurred a net loss of $781,394 compared to a net loss of $304,217 for the three months ended December 31, 2011.  With the sale of Emir Oil, we are no longer generating revenues.  Therefore, we expect to continue to realize net losses in upcoming fiscal quarters.

Nine months ended December 31, 2012 compared to the nine months ended December 31, 2011.

Revenue

We did not generate any revenue during the nine months ended December 31, 2012 and 2011 except from oil and gas sales through Emir Oil.

Expenses

The following table presents details of our expenses for the nine months ended December 31, 2012 and 2011:

	For the nine months ended December 31, 2012	For the nine months ended December 31, 2011
Costs and Operating Expenses:
General and administrative	$2,498,098	$19,964,085
Interest expense	-	3,551,022
Amortization and depreciation	86,944	72,533
Total	$2,585,042	$23,587,640

General and Administrative Expenses.  General and administrative expenses from continuing operations during the nine months ended December 31, 2012 were $2,498,098 compared to $19,964,085 during the nine months ended December 31, 2011.  This represents an 89% decrease.  During the nine months ended December 31, 2011 general and administrative expenses mainly included termination payments in the total amount of $7,886,648 accrued and paid to executive officers of the Company upon termination of their employment agreements, coupled with the accrued termination fee expense for Mr. Cherdabayev’s Consulting Agreement in the amount of $5,000,000 and selling expenses in the amount of $3,989,531 incurred and paid. These expenses were incurred in connection with the Sale.

Interest Expense.  During the nine months ended December 31, 2011 we incurred interest expense from continuing operations of $3,551,022.  As a result of retiring our outstanding convertible notes during the quarter ended December 31, 2011, we incurred no interest expense during the nine months ended December 31, 2012.

Amortization and Depreciation.  Amortization and depreciation expense from continuing operations for the nine months ended December 31, 2012 did not change significantly. We anticipate amortization and depreciation expense to remain on the same level during upcoming fiscal quarters.

Loss from Operations.  During the nine months ended December 31, 2012 we recognized a loss from continuing operations of $2,585,042 compared to a loss from continuing operations of $23,587,640 during the nine months ended December 31, 2011.  This decrease in loss from continuing operations during nine months ended December 31, 2012 is the result of the 89% decrease in general and administrative expenses and the 100% decrease in interest expense.

Total Other Income/Expense.  During the nine months ended December 31, 2012 we recognized total other income from continuing operations of $18,566 compared to total other expense of $12,523 during the nine months ended December 31, 2011.  The change from total other expense to total other income was mainly due to the fact that our exploration and production operations in Kazakhstan have ceased during the quarter ended December 31, 2012 and, as a result we did not recognize any foreign exchange loss.

Loss from Continuing Operations. During the nine months ended December 31, 2012 we recognized a loss from continuing operations of $2,566,476 compared to a loss from continuing operations of $23,600,163 during the nine months ended December 31, 2011.  This reduction in loss from continuing operations was primarily attributable to the reductions in general and administrative expenses and interest expense during the nine months ended December 31, 2012.

Loss on Sale of Emir Oil. During the nine months ended December 31, 2011 we incurred a loss on the Sale in the amount of $127,147,771. This loss was the result of the sale of the net assets of Emir Oil LLP which totaled $290,726,156, for net proceeds from the sale of $159,601,000 (after giving effect to purchase adjustments) and recognizing the tax effect of the sale of $3,977,385.

Income from Discontinued Operations.  During the nine months ended December 31, 2012 we realized no income from discontinued operations compared to $11,899,714 during the nine months ended December 31, 2011.  With the completion of the Sale during the quarter ended September 30, 2011 we did not realize income from discontinued operations during the nine months ended December 31, 2012, nor do we expect to realize income from discontinued operations in future periods.

Net Loss/Income.  For all of the foregoing reasons, during the nine months ended December 31, 2012 we incurred a net loss of $2,566,476 compared to a net loss of $138,848,220 for the nine months ended December 31, 2011.  With the sale of Emir Oil, we are no longer generating revenues.  Therefore, we expect to continue to realize net losses in upcoming fiscal quarters.

Liquidity and Capital Resources

As noted throughout this report, in September 2011 we completed the sale of our wholly-owned operating subsidiary Emir Oil.  As a condition to the sale, we were required to place $36 million of the sale proceeds into escrow for a period of twelve months from the date of closing to indemnify Palaeontol.

On September 20, 2012 the escrow period expired and the entire $36 million was released to the Company.  On October 30, 2012 the Company declared and made a second cash distribution of $0.30 per share to common stockholders of record on October 15, 2012, the top end of the range per share contemplated by the Company when the Sale was initially announced. The second cash distribution amount was determined after giving effect to required fund allocations to Messrs. Cherdabayev and Tolmakov, actual costs incurred and other factors.

We are currently working to complete the winding down of our operations in Kazakhstan.  We anticipate that for the foreseeable future we will continue our efforts to identify new business opportunities that will allow us to capitalize on the expertise of the Company’s management staff and return additional value to our stockholders.

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

Cash Flows

During the nine months ended December 31, 2012, cash was primarily used to make the second distribution to our shareholders and settle the accounts payable of the Almaty office. See below for additional discussion and analysis of cash flow.

	Nine months ended December 31, 2012	Nine months ended December 31, 2011

Net cash provided by/(used in) operating activities	$(5,611,163)	$17,662,260
Net cash provided by investing activities	$-	$136,255,135
Net cash used in financing activities	$(22,971,657)	$(109,269,699)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(28,582,820)	$44,647,696
NET CHANGE IN CASH AND CASH EQUIVALENTS–CONTINUING OPERATIONS	$(28,582,820)	$41,330,413
NET CHANGE IN CASH AND CASH EQUIVALENTS–DISCONTINUED OPERATIONS	$-	$3,317,283

Our principal source of liquidity during the nine months ended December 31, 2012 was cash and cash equivalents.  At March 31, 2012 cash and cash equivalents from continuing and discontinued operations totaled to approximately $39.4 million. At December 31, 2012 cash and cash equivalents from continuing operations totaled to approximately $10.8 million.  Of this amount $8,781,165 is held for distribution to shareholders who have not yet claimed their distributions pursuant to the first and/or second stockholder distributions as reflected in the table of Contractual Obligations and Contingencies below.

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

Contractual Obligations and Contingencies

The following table lists our significant commitments at December 31, 2012, excluding current liabilities as listed on our condensed consolidated balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Initial cash distribution payable(1)	$6,724,623	$6,724,623	$-	$-	$-
Second cash distribution from escrow account(1)	2,056,542	2,056,543	-	-	-

TOTAL	$8,781,165	$8,781,165	$-	$-	$-

(1)   See Note 7 – Shareholders’ Equity for additional information regarding the initial cash distribution payable and the second cash distribution.

Off-Balance Sheet Financing Arrangements

As of December 31, 2012, we had no off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and form and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BMB MUNAI, INC.

Date: February 19, 2013	/s/ Askar Tashtitov
Askar Tashtitov President

Date: February 19, 2013	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer