Form 10-K
period 2013-03-31
BMB MUNAI INC
filed 2013-07-01
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013

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
 ☐ Yes  ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $11,909,881.

As of June 5, 2013, the registrant had 55,787,554 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference:  None

BMB MUNAI, INC.

Unless otherwise indicated by the context, references herein to the “Company”, “BMB”, “we”, our” or “us” means BMB Munai, Inc, a Nevada corporation, and its corporate subsidiaries and predecessors.

Unless otherwise indicated by the context all dollar amounts stated in this annual report on Form 10-K are in U.S. dollars.

Forward-Looking Information

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are based on management’s beliefs and assumptions and on information currently available to management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, our ability to identify or pursue other opportunities in the oil and gas industry within the Republic of Kazakhstan, or elsewhere, our results of operations, capital resources and liquidity, future actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “predict,” “may,” “should,” “could,” “will” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  These factors include, but are not limited to, availability of business opportunities, sufficiency of working capital, capital resources and liquidity, operating costs and expenses, economic conditions, competition, legislative requirements, and other factors detailed herein and in our other Securities and Exchange Commission filings.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

Forward-looking statements are predictions and not guarantees of future performance or events.  Forward-looking statements are based on current industry, business, financial and economic information, which we have assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes.  Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business.  We hereby qualify all our forward-looking statements by these cautionary statements.

These forward-looking statements speak only as of their dates and should not be unduly relied upon.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “Commission”).

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

On February 14, 2011 we entered into a Participation Interest Purchase Agreement (the “Purchase Agreement”) pursuant to which we agreed to sell all of our interest in Emir Oil (the “Sale”).  The initial purchase price was $170 million, net of $10.4 million in purchase adjustments.  On September 19, 2011 we completed the Sale.  In accordance with the Purchase Agreement, we were required to undertake certain post-closing activities to assist with the acquisition of certain contracts, leases and transfers of rights, which we completed in September 2012.

In connection with the closing of the Sale, on September 21, 2011 we completed the mandatory redemption (the “Redemption”) of our $61.4 million in principal amount of 10.75% Convertible Senior Notes.  On October 24, 2011 the Company made an initial cash distribution of $1.04 per share to common stockholders of record on October 10, 2011, with the exception of certain Company officers.  On October 30, 2012, the Company made a second cash distribution of $0.30 per share to common stockholders of record on October 15, 2012, after giving effect to required fund allocations.

Our Business

Since September 2011 our principal business operations have been focused on satisfying certain post-closing undertakings to assist the purchaser of Emir Oil with the acquisition of certain contracts, leases and transfers of rights in accordance with the Purchase Agreement, winding down our operations in Kazakhstan and exploring opportunities to exploit the expertise of our management staff to return additional value to our stockholders.

While we continue to work to identify new business opportunities, these activities do not generate revenue for the Company.  We do not anticipate generating revenue until such time as we are able to identify and exploit a new business opportunity.  No assurance can be given that we will be able to identify or exploit any business opportunity, that we will have funds then available to us that would enable us to take advantage of any such opportunity or that we will be able to return any additional value to our stockholders.  These factors raise substantial doubt about our ability to continue as a going concern.

In February 2012 we entered into a Management Services Agreement (“Services Agreement”) with Lakeview International, LLC (“Lakeview”).  Pursuant to the Services Agreement, Lakeview provided us management, administrative and support personnel and services.  The initial term of the Services Agreement was through December 31, 2012.  Since December 2012, Lakeview has been providing these services to us on a month-to-month basis. As of March 31, 2013, we had 6 total employees, all of whom work on an as-needed basis and are provided to us through Lakeview.

Reports to Security Holders

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and other information with the Commission.  The public may read and copy any documents we file with the Commission at its Public Reference Room at 100 F Street N.E., Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains its Internet web site at www.sec.gov, which contains periodic reports, proxy and information statements and other information regarding issuers the file electronically with the Commission, like BMB Munai.

Item 1A. Risk Factors

Listed below are some of the more critical or unique risk factors that we have identified as affecting or potentially affecting the Company.  You should carefully consider these risks and the risks identified elsewhere in this annual report on Form 10-K and in the Notes to the Consolidated Financial Statements included in this report when evaluating our forward-looking statements and our Company.  The effect of any one risk factor or a combination of several risk factors could materially affect our business and the accuracy of the forward-looking statements and other information provided in this annual report on Form 10-K.  These risks are not presented in order of importance or probability of occurrence.

We have limited continuing operations and assets as a result of the Sale.

As a result of the Sale, we no longer have substantial operations or assets.  Currently, we are working to wind up our operations in Kazakhstan and explore opportunities to exploit the expertise of our management staff.  There is no guarantee we will we be able to identify any such opportunity or that we will have sufficient funds available to us to allow us to pursue any such opportunity.  Our inability to do so would significantly limit our ability to return additional value to our stockholders and would likely result in a liquidation of the Company and termination of  its existence, which would result in a complete loss in the value of the common stock of the Company.

The board of directors may determine it to be in the best interest of the Company and its stockholders to liquidate and terminate the Company’s existence.

With the completion of the Escrow period and the second distribution, based on the advice of management regarding potential business opportunities available to the Company, or the lack thereof, or the advice of the Company’s tax, accounting, legal or other experts, our board of directors may determine it to be in the best interest of the Company and its stockholders to liquidate the Company and terminate its existence, which would result in a complete loss in the value of the common stock of the Company.

If we are unsuccessful in obtaining a source of capital to meet our operating needs, we may be forced to liquidate and terminate the Company’s existence.

Following completion of the escrow period and the second distribution we have very limited capital to fund operations.  We do not currently generate any revenue nor do we expect to do so until such time as we can make an acquisition or exploit an opportunity that will allow us to generate revenue.  There is no guarantee we will be able to do so.  Similarly, there is no guarantee that if we do identify an opportunity we will have sufficient funds available to us to enable us to make an acquisition or exploit such an opportunity.  Given our current situation, economic conditions could materially adversely affect our ability to obtain credit or access the capital markets to fund an acquisition or exploit a new business opportunity, which would make it very difficult to pursue an new opportunity.

Our independent auditors have issued a report questioning our ability to continue as a going concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

The report of our independent auditors contained in our financial statements for the years ended March 31, 2013 and 2012 includes a paragraph that explains that we have no continuing operations that result in positive cash flow.  This raises substantial doubt about our ability to continue as a going concern.  Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors.  This report may make it difficult for us to raise additional financing, if necessary, to make an acquisition, or to pursue a new opportunity if one is identified.  We urge you to review this report before making any investment decision.

Risks Relating to Our Common Stock

If the existence of the Company is terminated, our common stock will cease to exist or trade on any market.

With the completion of the escrow period and the second distribution, management and the board of directors may determine that it is in the best interest of the Company and its stockholders to liquidate the Company and terminate its existence.  In the event the Company’s existence is terminated, our common stock will cease to exist and there will be no market for our common stock.

Our common stock is subject to the Commission’s penny stock rules, which may make it difficult for broker-dealers to complete customer transactions and adversely affect trading activity in our securities.

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

Item 2.  Properties

Our principal executive and corporate offices are located in Salt Lake City, Utah, at 324 South 400 West, Suite 250, Salt Lake City, Utah 84101, USA.  We lease this space on a month-to-month basis.  We believe it is sufficient to meet our needs for the foreseeable future.

Lakeview is currently providing office space for our Kazakhstan-based employees on a month-to-month, as needed basis.

In connection with the Sale, we sold all of our interest in our wholly-owned operating subsidiary, Emir Oil, including all of our right, title and interest in and to the oil and gas licenses and licensed territory owned by Emir Oil.  With the sale of Emir Oil, we currently own no oil and gas properties and are not currently engaged in oil and gas producing activities.

Item 3.  Legal Proceedings

As of the date of this annual report on Form 10-K management is not aware of any material pending legal, judicial or administrative proceedings to which the Company or any of its subsidiaries is a party or of which any property of the Company is the subject.

 Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since September 30, 2011, our common stock has been quoted over-the-counter on the OTCQB under the symbol “BMBM.”  From September 21, 2006 to September 29, 2011, our common stock traded on the NYSE Amex under the symbol “KAZ.”

The following table presents the high and low bid prices for the fiscal year ended March 31, 2013, for the third and fourth fiscal quarters of the fiscal year ended March 31, 2012 and for September 30, 2011, the first day our stock began being quoted on the OTCQB after our voluntary delisting from the NYSE Amex.  It also presents the high and low sales price for the period from July 1, 2011 to September 29, 2011, the last day our common stock traded on the NYSE Amex, and for the first quarter of the fiscal year ended March 31, 2012.  The published high and low bid quotations were furnished by the OTC Markets Group, Inc.  These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal year ended March 31, 2013	High	Low

Fourth quarter	$ 0.25	$ 0.02
Third quarter	$ 0.31	$ 0.02
Second quarter	$ 0.28	$ 0.19
First quarter	$ 0.22	$ 0.19

Fiscal year ended March 31, 2012	High	Low

Fourth quarter	$ 0.21	$ 0.16
Third quarter	$ 1.12	$ 0.12
Sept. 30, 2011	$ 1.11	$ 1.11
July 1, 2011 – Sept. 29, 2011	$ 1.05	$ 0.80
First quarter	$ 1.02	$ 0.91

Holders

As of June 5, 2013 we had approximately 362 shareholders of record holding 55,787,554 shares of our common stock.  The number of record holders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing houses or agencies.

Dividends

We have not declared or paid a cash dividend on our common stock during the past two fiscal years.  Our ability to pay dividends is subject to limitations imposed by Nevada law.  Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed it liabilities and it is able to pay its debts as they become due in the usual course of business.

In connection with the Sale, on October 24, 2011 we made an initial cash distribution to our stockholders in the amount of $1.04 per share.  We made a second cash distribution in the amount of $0.30 per share on October 30, 2012.  Because we did not have either current or accumulated earnings and profits, after taking into account the Sale, we anticipate the distributions will be treated as a tax-free return of the U.S. Holder’s investment, to the extent of the U.S. Holder’s tax basis in our common stock.  While we anticipate this to be the case for U.S. federal income tax purposes, there can be no assurance that the IRS will not challenge our expectations.  We have not obtained and do not intend to obtain a ruling from the IRS regarding U.S. federal tax consequences or the tax consequences in any other jurisdiction.

Further, we do not undertake to provide tax advice to any shareholder and each shareholder is advised to consult his or her individual tax advisor for the appropriate tax treatment of any distribution received from the Company.

As used above, the term “U.S. Holder” means a beneficial owner of our common stock that is for U.S. federal income tax purposes:

•	a citizen or individual resident of the United States, as determined for U.S. federal income tax purposes;
•	a corporation, or other entity taxable as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any political subdivision thereof;
•	an estate the income of which is subject to U.S. federal income taxation regardless of its source; or
•
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

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the year ended March 31, 2013.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities of the Company during the year ended March 31, 2013.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

As discussed in this report in Item 1. “Business,” and Note 6 – “Discontinued Operations and Sale of Emir Oil” of the Notes to our Consolidated Financial Statements accompanying this report, we sold our interest in Emir Oil, our operating subsidiary, during the 2012 fiscal year.  Our stockholders approved the Sale at a special meeting of stockholders held on June 2, 2011.  As a result of the Sale we currently do not have substantial operations or assets.  Currently, we are working to wind down our operations in Kazakhstan and explore opportunities to exploit the expertise of our management staff to return additional value to our stockholders.  Because of our limited continuing operations, ability to generate revenue and capital, there is substantial doubt as to our ability to continue as a going concern or to return additional value to our stockholders.

In accordance with generally accepted accounting principles in the United States, because of the Sale, the results of operations and the financial position of Emir Oil have been classified in the Consolidated Financial Statements accompanying this report as discontinued operations.  Historically, the assets and operations of Emir Oil have represented the major portion of our consolidated total assets and results of operations.  The results of our operations, that are solely operations of BMB Munai, excluding the operations of Emir Oil, are reported and discussed as results of continuing operations.

This discussion summarizes the significant factors affecting our continuing and discontinued operating results, financial condition, liquidity and capital resources during the fiscal years ended March 31, 2013 and 2012.  This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements accompanying this report.

Results of Continuing Operations

Year ended March 31, 2013 compared to the year ended March 31, 2012.

Revenue

We did not generate any revenue during the fiscal year ended March 31, 2013.  During the fiscal year ended March 31, 2012 we generated revenue only from oil and gas sales through Emir Oil.

Expenses

The following table presents details of our expenses for the years ended March 31, 2013 and 2012:

	For the year ended	For the year ended
	March 31, 2013	March 31, 2012
Costs and Operating Expenses:
General and administrative	$ 2,994,025	$ 20,311,395
Interest expense	-	3,551,022
Amortization and depreciation	115,926	101,515
Total	$3,109,951	$ 23,963,932

General and Administrative Expenses.  General and administrative expenses from continuing operations during the year ended March 31, 2013 were $2,994,025 compared to $20,311,395 during the year ended March 31, 2012.  This represents an 85% decrease.  During the year ended March 31, 2012 general and administrative expenses mainly included termination payments in the total amount of $7,886,648 accrued and paid to executive officers of the Company upon termination of their employment agreements, coupled with the accrued termination fee expense for Mr. Cherdabayev’s Consulting Agreement in the amount of $5,000,000 and selling expenses in the amount of $3,989,531 incurred and paid. These expenses were incurred in connection with the Sale.  During the year ended March 31, 2013, general and administrative expenses consisted primarily of expenses paid to Lakeview for management, administrative and support personnel and services.

Interest Expense.  During the year ended March 31, 2012 we incurred interest expense from continuing operations of $3,551,022.  As a result of retiring our outstanding convertible notes during the quarter ended December 31, 2011, we incurred no interest expense during the year ended March 31, 2013.

Amortization and Depreciation.  Amortization and depreciation expense from continuing operations for the year ended March 31, 2013 did not change significantly from the year ended March 31, 2012.  We anticipate amortization and depreciation expense to remain on the same level during upcoming periods.

Loss from Operations.  During the year ended March 31, 2013 we recognized a loss from continuing operations of $3,109,951 compared to a loss from continuing operations of $23,963,932 during the year ended March 31, 2012.  This decrease in loss from continuing operations during year ended March 31, 2013 is the result of the 85% decrease in general and administrative expenses and the 100% decrease in interest expense.

Total Other Income/Expense.  During the year ended March 31, 2013 we recognized total other income from continuing operations of $21,086 compared to total other expense of $4,232 during the year ended March 31, 2012.  The change from total other expense to total other income was mainly due to the fact that our exploration and production operations in Kazakhstan ceased during the quarter ended December 31, 2012 and, as a result we did not recognize any foreign exchange loss.

Loss from Continuing Operations. During the year ended March 31, 2013 we recognized a loss from continuing operations of $3,088,865 compared to a loss from continuing operations of $23,963,932 during the year ended March 31, 2012.  This reduction in loss from continuing operations was primarily attributable to the reductions in general and administrative expenses and interest expense during the year ended March 31, 2013.

Loss on Sale of Emir Oil. During the year ended March 31, 2012 we incurred a loss on the Sale in the amount of $127,147,771. This loss was the result of the sale of the net assets of Emir Oil LLP which totaled $290,726,156, for net proceeds from the sale of $159,601,000 (after giving effect to purchase adjustments) and recognizing the tax effect of the sale of $3,977,385.

Income from Discontinued Operations.  During the year ended March 31, 2013 we realized no income from discontinued operations compared to $11,899,714 during the year ended March 31, 2012.  We have not realized income from discontinued operations since the completion of the Sale during the quarter ended September 30, 2011 and we do not expect to realize income from discontinued operations in future periods.

Net Loss/Income.  For all of the foregoing reasons, during the year ended March 31, 2013 we incurred a net loss of $3,088,865 compared to a net loss of $139,216,221 for the year ended March 31, 2012.  With the sale of Emir Oil, we are not currently generating revenue.  Therefore, we expect to continue to realize net losses in upcoming fiscal quarters until such time as we can identify and exploit a new business opportunity, if at all.

                 Liquidity and Capital Resources

As noted throughout this report, in September 2011 we completed the sale of our wholly-owned operating subsidiary Emir Oil.  As a condition to the Sale, we were required to place $36 million of the sale proceeds into escrow for a period of twelve months from the date of closing to indemnify the purchaser of Emir Oil.

On September 20, 2012 the escrow period expired and the entire $36 million was released to the Company.  On October 30, 2012 the Company declared and made a second cash distribution of $0.30 per share to our common stockholders, the top end of the range per share contemplated by the Company when the Sale was initially announced. The second cash distribution amount was determined after giving effect to required fund allocations to Messrs. Cherdabayev and Tolmakov, actual costs incurred and other factors.

We are currently working to complete the winding down of our operations in Kazakhstan.  We anticipate that for the foreseeable future we will continue our efforts to identify new business opportunities that will allow us to capitalize on the expertise of the Company’s management staff and return additional value to our stockholders.

We do not currently generate revenue and do not anticipate generating revenue until such time as we are able to identify and exploit a new business opportunity.  No assurance can be given that we will be able to identify or exploit any new business opportunity, or that we will have the funds then available to us to take advantage of any such opportunity.  These factors raise substantial doubt about our ability to continue as a going concern or to return any additional value to our stockholders.

Cash Flows

During the year ended March 31, 2013, cash was primarily used to pay required fund allocations, make the second distribution to our stockholders and settle the accounts payable of our Almaty office. See below for additional discussion and analysis of cash flow.

	Year ended March 31, 2013	Year ended March 31, 2012

Net cash provided by (used in) operating activities	$ (5,769,590)	$ 15,278,079
Net cash provided by investing activities	$ -	$ 136,255,136
Net cash used in financing activities	$ (23,139,157)	$ (109,269,699)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (28,908,747)	$ 42,263,516
NET CHANGE IN CASH AND CASH EQUIVALENTS–CONTINUING OPERATIONS	$ (28,908,747)	$ 38,946,233
NET CHANGE IN CASH AND CASH EQUIVALENTS–DISCONTINUED OPERATIONS	$ -	$ 3,317,283

Our principal source of liquidity during the year ended March 31, 2013 was cash and cash equivalents.  At March 31, 2012 cash and cash equivalents from continuing and discontinued operations totaled approximately $39.4 million. At March 31, 2013 cash and cash equivalents from continuing operations totaled approximately $10.5 million.  Of this amount $8,613,665 is held for distribution to stockholders who have not yet claimed their distributions pursuant to the first and/or second stockholder distributions as reflected in the table of Contractual Obligations and Contingencies below.

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

Contractual Obligations and Contingencies

The following table lists our significant commitments at March 31, 2013, excluding current liabilities, as listed on our condensed consolidated balance sheets:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Initial cash distribution payable(1)	$ 6,672,623	$ 6,672,623	$ -	$ -	$ -
Second cash distribution from escrow account(1)	1,941,042	1,941,042	-	-	-

TOTAL	$ 8,613,665	$ 8,613,665	$ -	$ -	$ -

(1)See Note 7 – Shareholders’ Equity for additional information regarding the first and second cash distributions.

Off-Balance Sheet Financing Arrangements

As of March 31, 2013 we had no off-balance sheet financing arrangements.

Critical Accounting Policies

We have identified the accounting policies below as critical to our business operations and an understanding of our financial statements.  The impact of these policies and associated risks are discussed throughout this Management’s Discussion and Analysis where such policies affect our reported and expected financial results.  A complete discussion of our accounting policies is included in Note 2 of the notes to our Consolidated Financial Statements.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”))  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management conducted an assessment of the effectiveness of the our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this assessment, our management concluded that as of March 31, 2013 our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name of Director or Executive Officer	Age	Positions with the Company	Director Since	Officer Since

Boris Cherdabayev	60	Chairman of the Board of Directors	November 2003

Jason M. Kerr	41	Independent Director	May 2008

Troy F. Nilson	47	Independent Director	December 2004

Leonard M. Stillman	70	Independent Director	October 2006

Valery Tolkachev	46	Independent Director	December 2003

Askar Tashtitov	34	President and Director	May 2008	May 2006

Evgeniy Ler	30	Chief Financial Officer		April 2009

A brief description of the background and business experience of each of the above listed individuals follows.

Boris Cherdabayev.  Mr. Cherdabayev joined the Company’s board of directors and was appointed Chairman of the board of directors in November 2003.  From May 2000 to May 2003, Mr. Cherdabayev served as Director at TengizChevroil LLP, a multi-national oil and gas company owned by Chevron, ExxonMobil, KazMunayGas and LukOil.  From 1998 to May 2000, Mr. Cherdabayev served as a member of the board of directors, Vice-President of Exploration and Production and Executive Director on Services Projects Development for NOC “Kazakhoil”, an oil and gas exploration and production company.  From 1983 to 1988 and from 1994 to 1998 he served as a people’s representative at Novouzen City Council (Kazakhstan); he served as a people’s representative at Mangistau Oblast Maslikhat (regional level legislative structure) and as Chairman of the Committee on Law and Order.  For his achievements Mr. Cherdabayev has been awarded with a national “Kurmet” order.  Mr. Cherdabayev earned an engineering degree from the Ufa Oil & Gas Institute, with a specialization in “machinery and equipment of oil and gas fields” in 1976.  Mr. Cherdabayev also earned an engineering degree from Kazakh Polytechnic Institute, with a specialization in “mining engineer on oil and gas fields’ development.”  During his career he also completed an English language program in the United States, the СНАМР Program (Chevron Advanced Management Program) at Chevron Corporation offices in San Francisco, California, and the CSEP Program (Columbia Senior Executive Program) at Columbia University.  Mr. Cherdabayev is not currently, nor has he in the past five years been, a director or nominee of any other SEC registrant or registered investment company.  We considered Mr. Cherdabayev’s extensive experience in the oil and gas industry in the Republic of Kazakhstan in concluding that he should serve as a director of the Company.

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

Leonard M. Stillman. Mr. Stillman received his Bachelor of Science degree in mathematics from Brigham Young University and Master’s of Business Administration from the University of Utah.  He began his career in 1963 with Sperry UNIVAC as a programmer developing trajectory analysis software for the Sergeant Missile system. Mr. Stillman spent many years as a designer and teacher of computer language classes at Brigham Young University, where he developed applications for the Administrative Department including the school’s first automated teacher evaluation system. During that time, he was also a Vice-President of Research and Development for Automated Industrial Data Systems, Inc and the Owner of World Data Systems Company, which provided computerized payroll services for companies such as Boise Cascade.  Mr. Stillman has over 40 years of extensive business expertise including strategic planning, venture capital financing, budgeting, manufacturing planning, cost controls, personnel management, quality planning and management, and the development of standards, policies and procedures.  He has extensive skills in the design and development of computer software systems and computer evaluation. Mr. Stillman helped found Stillman George, Inc. in 1993 and founded Business Plan Tools, LLC in 2004.  He was employed with Stillman George, Inc. until

2010 where his primary responsibilities included managing information, technical development and financial analysis projects and development as well as general company management and consulting activities. He is currently employed by Business Plan Tools, LLC which provides cloud-based SaaS business planning software and consolidates a broad variety of skills from a growing group of business professionals to provide needed support in finance, marketing, management, sales, planning, product development and more to businesses worldwide.  Mr. Stillman also currently serves as the chief financial officer and a director of TobahMoaz, Inc., a company that filed an S-1 registration statement with the Commission in December 2012 and is currently pursuing effectiveness of said registration statement with the Commission.  Mr. Stillman currently serves on the Company’s Corporate Governance and Nominating Committee.  Other than as disclosed herein, Mr. Stillman is not currently, nor has he in the past five years been, a director or nominee of any other SEC registrant or registered investment company.  In concluding that Mr. Stillman should serve as a director of the Company, we considered his training in business management, strategic planning, corporate finance and information management.

Valery Tolkachev.  Since June 2011 Mr. Tolkachev has served and the First Deputy Chairman of the Managing Board of Taurus Bank (c.c.).  From September 2009 to May 2011 Mr. Tolkachev served in various top executive positions with Moscow-based Bank-T (f.k.a MAXWELL BANK), including Chairman of the Managing Board, President, member of the board of directors and Chairman of the Credit Committee.  In May 2011 he sold his interest and left his employment with the bank. From August 2008 to March 2009 Mr. Tolkachev was employed with Slavyansky Bank in Moscow, Russia, where he served as the Deputy Chairman. From 1991 to 2008 Mr. Tolkachev served in top positions, such as Managing Director of Development Department, Managing Director of Capital Markets Department, Chairman of Investment Banking Committee, Vice President of Strategic Development Department, and Deputy Director of Customer Relations Department with UniCredit Securities (f.k.a. UniCredit Aton, former ATON Broker.  Mr. Tolkachev has also served in various positions with various employers including MDM Bank, InkomBank, InkomCapital and others.  Mr. Tolkachev graduated with Honors from the High Military School in Kiev, USSR in 1989.  In 2005 he completed his studies at the Academy of National Economy, as a qualified lawyer.  Mr. Tolkachev serves on the Compensation Committee and the Corporate Governance and Nominating Committee of the Company.  Mr. Tolkachev became a Company director in December 2003.  Mr. Tolkachev also serves as a director of Caspian Services, Inc., an SEC registrant.  During the past five years, Mr. Tolkachev also served as a director of Bekem Metals, Inc., which was an SEC registrant during the time Mr. Tolkachev served as a director.  Other than as disclosed herein, Mr. Tolkachev is not currently, nor has he in the past five years been, a director or nominee of any other SEC registrant or registered investment company. We took into account Mr. Tolkachev’s extensive investment experience and his related finance and banking background in concluding that he should serve as a director of the Company.

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

Evgeniy Ler. Mr. Ler has been with the Company since 2006. Prior to being appointed chief financial officer in April 2009, Mr. Ler served in other capacities with the Company including Finance Manager and Reporting Manager. From September 2011 (the closing of the Sale) to December 2012 Mr. Ler also served as a Deputy Director for Emir Oil, LLP.  Prior to joining the Company, from 2002 to 2006, Mr. Ler was employed by Deloitte & Touche where he held the position of Senior Auditor in Financial Services & Industries Group, Audit.  In that position he led large engagements for banks, financial institutions and oil and gas companies.  In 2003 Mr. Ler was awarded a Bachelors degree in Financial Management from the Kazakh-American University located in Almaty, Kazakhstan. In 2008 Mr. Ler passed the AICPA Uniform CPA Examination. Mr. Ler has also completed trainings in London on oil and gas financial reporting in accordance with IFRS and US GAAP and internal Deloitte trainings on audit, financial reporting and due diligence.

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

Other than the foregoing, during the past ten years none of our executive officers or  directors has been subject to or involved in any of the following events that could be material to an evaluation of his ability or integrity, including:

(1)  A petition under the Federal bankruptcy laws or any state insolvency law was filed against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting the following activities:

(i)  Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, and other person regulated by the Commodity Futures Trading Commission (“CFTC”), or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

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

(8)  Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and any persons who own more than 10% of the common stock of the Company to file with the Securities and Exchange Commission reports of beneficial ownership and changes in beneficial ownership of common stock.  Officers and directors are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during fiscal 2013 all filing requirements applicable to our officers, directors and greater than 10% shareholders were met on a timely basis.

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

A copy of our code of ethics was filed with the Commission as Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, filed with the Commission on June 29, 2004.  A copy of the code of ethics will be provided to any person without charge upon written request to our Corporate Secretary at 324 South 400 West, Suite 250, Salt Lake City, Utah 84101.

Procedures for Security Holders to Recommend Nominees to our Board of Directors

There have been no material changes to the procedures set forth in our proxy statement filed with the Commission on November 18, 2009, by which security holders may recommend nominees to our board of directors.

Committees of the Board of Directors

The board has standing audit, compensation, and corporate governance and nominating committees.  The board has adopted written charters for each of these committees.  Copies of these charters will be provided to any person without charge upon written request to our Corporate Secretary at 324 South 400 West, Suite 250, Salt Lake City, Utah 84101.  Messrs. Kerr and Nilson currently serve on our audit committee.  Messrs. Kerr, Nilson and Tolkachev currently serve on our compensation committee.  Messrs. Kerr, Nilson, Tolkachev and Stillman currently serve on our corporate governance and nominating committee.

Audit Committee

Our board of directors has adopted an audit committee charter and established an audit committee, as defined in accordance with section 3(a)(58)(A) of the Exchange Act and the rules of NYSE Amex, whose principal functions are to:

•	assist the board in the selection, review and oversight of our independent registered public accounting firm;
•	approve all audit, review and attest services provided by the independent registered public accounting firm;
•	assess the integrity of our reporting practices and evaluate our internal controls and accounting procedures; and
•	resolve disagreements between management and the independent registered public accountants regarding financial reporting.

The audit committee has the sole authority to retain and terminate our independent registered public accounting firm and to approve the compensation paid to our independent registered public accounting firm.  The audit committee is responsible for the pre-approval of all non-audit services provided by our independent registered public accounting firm.  Non-audit services are only provided by our independent registered public accounting firm to the extent permitted by law.  As noted above, the audit committee is comprised of two independent directors Troy Nilson and Jason Kerr.  Mr. Nilson has and will continue to act as chairman of the committee.  Our board of directors has determined that Mr. Nilson qualifies as an “audit committee financial expert” under the rules of the SEC adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002.  As discussed above, our board of directors has also determined that Mr. Nilson and Mr. Kerr each qualifies as “independent” in accordance with the applicable regulations of the NYSE Amex for audit committee members.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compen- sation ($)	Total ($)

Askar Tashtitov	2013	-0-	-0-	-0-	168,000(1)	168,000
President (PEO)	2012	43,934	-0-	-0-	3,018,547	3,062,481

Boris Cherdabayev	2013	-0-	-0-	-0-	5,281,400	5,281,400
Chairman of the	2012	71,995	-0-	-0-	31,510	103,505
Board of Directors

(1)
As noted herein, in February 2012 we entered into a Services Agreement with Lakeview to provide management, administrative and support personnel and services to us.  All compensation paid to Mr. Tashtitov during fiscal 2013 was paid by Lakeview.

(2)
In connection with the release of the Escrow, Mr. Cherdabayev received his deferred $5 million extraordinary event payment during the 2013 fiscal year.  Mr. Cherdabayev was also paid $281,400 during the 2013 fiscal year for services rendered to the Company.  This compensation was paid to Mr. Cherdabayev by Lakeview pursuant to the Services Agreement.

Employment Agreements

We do not have employment agreements with any of our NEOs.  Our NEOs provide services to the Company on a month-to-month basis through Lakeview.

Outstanding Equity Awards at Fiscal Year End

As of March 31, 2013 none of our NEOs held outstanding stock options, unvested restricted stock grants or other shares of stock, units or other rights awarded under any equity incentive plan that have not vested or that have not been earned.

Compensation of Directors

We compensate the non-employee members of our board of directors.  Employee members of our board of directors do not receive additional compensation for board service.

Director Fees

Members of the board of directors who are not employees or consultants of the Company are paid a stipend for serving on the board.  In January, 2013, the board of director stipend was reduced from $25,000 per year to $400 per year.

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

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our non-employee directors for services on our board during our 2013 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)

Jason Kerr	18,500	-0-	-0-	-0-	-0-	-0-	18,500
Troy Nilson	18,500	-0-	-0-	-0-	-0-	-0-	18,500
Leonard Stillman	18,500	-0-	-0-	-0-	-0-	-0-	18,500
Valery Tolkachev	18,500	-0-	-0-	-0-	-0-	-0-	18,500

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of June 5, 2013 the persons known to us to be the beneficial owners of more than five percent (5%) of the 55,787,554 shares of our outstanding common stock, other than directors and officers whose beneficial ownership is described in a subsequent table below.

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

The following table sets forth, as of June 5, 2013 names and the number of shares of our 55,787,554 shares of outstanding common stock held of record beneficially by each director and of all officers and directors as a group.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 31, 2013 no shares of our common stock were subject to issuance upon the exercise of outstanding options or warrants as set forth below.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

In February 2012 we entered into the Services Agreement with Lakeview which continued through December 2012.  Pursuant to the Services Agreement, Lakeview provided us with management, administrative and support personnel and services in furtherance of fulfilling our obligations pursuant to the Purchase Agreement, and other activities, including the winding down of the Company’s representative office in Kazakhstan.  Lakeview is a company controlled by former Company director Daymon Smith.

In exchange for the services under the Services Agreement, the Company paid $1,947,500 to Lakeview, which included anticipated out-of-pocket expenses required to perform the services through the term of the Agreement in the amount of $1,900,000 and a management fee of $47,500.  Through March 31, 2013, Mr. Smith’s total compensation in connection with the Services Agreement was $47,500.  Since December 2012, Lakeview has been providing the same services to the Company on a month-to-month, as needed basis.

Interests of Related Parties in the Sale of Emir Oil

In connection with the release of the escrow and prior to the payment of the second distribution, payment of the deferred initial distribution amounts to Messrs. Cherdabayev and Tolmakov was made.  Mr. Cherdabayev also received his deferred extraordinary event payment of $5 million resulting from the Sale of Emir Oil

The Sale of Emir Oil constituted an extraordinary event under the employment agreements we had with various Company executives, resulting in a termination of such agreements. As a result of such termination due to the occurrence of the extraordinary event, the Company made severance payments in the following amounts to each of the following officers:  Askar Tashtitov (President), $3,000,000 and Evgeniy Ler (Chief Financial Officer), $363,118.

Director Independence

The board of directors has determined that Boris Cherdabayev the Chairman of our board of directors and Askar Tashtitov, our President would not be considered “independent directors” as that term is defined in the listing standards of the NYSE Amex.  The board of directors has determined that Jason Kerr, Troy Nilson, Leonard Stillman and Valery Tolkachev are “independent directors” as that term is defined in the listing standards of the NYSE Amex.  Such independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company.  In addition, as further required by NYSE Amex listing standards, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out their responsibilities of a director.

Item 14.  Principal Accountant Fees and Services

Hansen, Barnett and Maxwell, P.C. served as the Company’s independent registered public accounting firm for the years ended March 31, 2013 and 2012 and is expected to serve in that capacity for the 2014 fiscal year.  Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell, P.C. for the years ended March 31, 2013 and 2012, are summarized as follows:

	Fiscal 2013	Fiscal 2012

Audit	$45,319	$ 111,933
Audit related	-	-
Tax	7,478	4,565
All other	-	-
Total	$52,797	$ 116,498

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

Tax Fees.  Hansen Barnett & Maxwell, P.C. billed us an aggregate of $7,478 and $4,565 for professional services rendered for tax compliance, tax advice and tax planning within the United States for the fiscal years ended March 31, 2013 and 2012.

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

Item 15.  Exhibits, Financial Statement Schedules

(a)           The following documents are filed as part of this report:

Financial Statements

Report of Independent Registered Public Accounting Firm – Hansen, Barnett & Maxwell, P.C. dated June 25, 2013

Consolidated Balance Sheets as of March 31, 2013 and 2012

Consolidated Statements of Operations for the years ended March 31, 2013 and 2012

Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2012 and 2013

Consolidated Statements of Cash Flows for the years ended March 31, 2013 and 2012

Notes to the Consolidated Financial Statements

Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the Consolidated Financial Statements or related Notes.

Exhibits

Exhibit No.	Exhibit Description

2.1	Participation Interest Purchase Agreement, dated February 14, 2011, by and among the Company, MIE Holdings Corporation and Palaeontol B.V. (1)
3.1	Articles of Incorporation of BMB Munai, Inc.(2)
3.2	Amendment to Articles of Incorporation of BMB Munai, Inc.(3)
3.3	By-Laws of BMB Munai, Inc. (as amended through July 8, 2010)(4)
4.1	BMB Munai, Inc. 2004 Stock Incentive Plan(5)
4.2	BMB Munai, Inc. 2009 Equity Incentive Plan(6) +
10.1	Amendment to the Consulting Agreement and Waiver Agreement, dated February 14, 2011, between BMB Munai, Inc. and Boris Cherdabayev(7)+
14.1	Code of Ethics(8)
21.1	Subsidiaries*
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
(3)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on June 26, 2006.
(4)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on July 13, 2010.
(5)  Incorporated by reference to Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on September 20, 2004.
(6)  Incorporated by reference to Registrant’s Revised Definitive Proxy Statement on Schedule 14A filed with the Commission on June 23, 2008.
 (7)  Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Commission on June 29, 2011.
(8)  Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the Commission on June 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

BMB MUNAI, INC.

Date: July 1, 2013	By:	/s/ Askar Tashtitov
Askar Tashtitov
President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Askar Tashtitov	President and Director	July 1, 2013
Askar Tashtitov

/s/ Evgeny Ler	Chief Financial Officer	July 1, 2013
Evgeny Ler

/s/ Boris Cherdabayev	Chairman of the Board of Directors	July 1, 2013
Boris Cherdabayev

/s/ Jason Kerr	Director	July 1, 2013
Jason Kerr

/s/ Troy Nilson	Director	July 1, 2013
Troy Nilson

/s/ Leonard Stillman	Director	July 1, 2013
Leonard Stillman

/s/ Valery Tolkachev	Director	July 1, 2013
Valery Tolkachev

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BMB Munai, Inc.

We have audited the accompanying consolidated balance sheets of BMB Munai, Inc. and subsidiary as of March 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2013. BMB Munai, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BMB Munai, Inc. and subsidiary as of March 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that BMB Munai, Inc. will continue as a going concern. As a result of the sale of Emir Oil LLP, BMB Munai, Inc. has no continuing operations that result in positive cash flow.  This situation raises substantial doubt about its ability to continue as a going concern. Management's assessment concerning this matter is described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
July 1, 2013

BMB MUNAI, INC.

CONSOLIDATED BALANCE SHEETS

	Notes	March 31, 2013	March 31, 2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$ 10,463,531	$ 3,370,177
Promissory notes receivable	4	-	220,875
Prepaid expenses and other assets, net	5	-	1,616,915
Restricted cash	3	-	36,002,101

Total current assets		10,463,531	41,210,068

LONG TERM ASSETS
Other fixed assets, net		98,356	214,280

Total long term assets		98,356	214,280

TOTAL ASSETS		$ 10,561,887	$ 41,424,348

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$ 373,202	$ 18,712
Taxes payable, accrued liabilities and other payables		22,568	11,497
Deferred consulting and distribution payments	7	8,613,665	20,016,556

Total current liabilities		9,009,435	20,046,765

COMMITMENTS AND CONTINGENCIES	9	-	-

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	7	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized, 55,787,554 and 55,787,554 shares outstanding, respectively	7	55,788	55,788
Additional paid in capital	7	89,363,319	106,099,585
Accumulated deficit		(87,866,655)	(84,777,790)

Total shareholders’ equity		1,552,452	21,377,583

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 10,561,887	$ 41,424,348

The accompanying notes are an integral part of these consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Notes	Year ended March 31, 2013	Year ended March 31, 2012

REVENUES		$ -	$ -

COSTS AND OPERATING EXPENSES
General and administrative		2,994,025	20,311,395
Interest expense		-	3,551,022
Amortization and depreciation		115,926	101,515

Total costs and operating expenses		3,109,951	23,963,932

LOSS FROM OPERATIONS		(3,109,951)	(23,963,932)

OTHER INCOME/EXPENSE
Foreign exchange gain/loss, net		31	(26,807)
Interest income		14,210	32,125
Other income / (expense), net		6,845	(9,550)

Total other income/expense		21,086	(4,232)

LOSS BEFORE INCOME TAXES		(3,088,865)	(23,968,164)

INCOME TAX EXPENSE	11	-	-

LOSS FROM CONTINUING OPERATIONS		(3,088,865)	(23,968,164)

Loss on sale of Emir Oil, net of income taxes	6	-	(127,147,771)

Income from discontinued operations	6	-	11,899,714

LOSS FROM DISCONTINUED OPERATIONS		-	(115,248,057)

NET LOSS		$ (3,088,865)	$ (139,216,221)

BASIC NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	8	$ (0.06)	$ (0.43)
DILUTED NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	8	$ (0.06)	$ (0.43)
BASIC NET LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS	8	-	$ (2.07)
DILUTED NET LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS	8	-	$ (2.07)

The accompanying notes are an integral part of these consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Common Stock
	Notes	Shares	Amount	Additional paid-in capital	Retained earnings	Total

At March 31, 2011		55,787,554	$ 55,788	$ 164,118,640	$ 54,438,431	$ 218,612,859

Shareholder distribution	7	-	-	(58,019,055)	-	(58,019,055)
Net loss for the year		-	-	-	(139,216,221)	(139,216,221)

At March 31, 2012		55,787,554	$ 55,788	$ 106,099,585	$ (84,777,790)	$ 21,377,583

Shareholder distribution	7	-	-	(16,736,266)	-	(16,736,266)
Net loss for the year		-	-	-	(3,088,865)	(3,088,865)

At March 31, 2013		55,787,554	$ 55,788	$ 89,363,319	$ (87,866,655)	$ 1,552,452

The accompanying notes are an integral part of these consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year ended March 31,
	Notes	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(3,088,865)	$(139,216,221)
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	6	-	(11,899,714)
Depreciation and amortization		115,924	101,515
Interest expense		-	3,551,022
Provision expense for notes receivable	4	220,875	-
Loss on sale of Emir Oil	6	-	127,147,771
Changes in operating assets and liabilities
Increase in prepaid expenses and other assets		1,616,915	(1,542,873)
Decrease in accounts payable		(4,645,510)	(748,777)
Decrease in taxes payables and accrued liabilities		11,071	4,817,730
Net cash used in operating activities – continuing operations		(5,769,590)	(17,789,547)
Net cash provided by operating activities – discontinued operations	6	-	33,067,626
Net cash provided by/(used in) operating activities		(5,769,590)	15,278,079

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in short term notes receivable	4	-	(66,150)
Proceeds from sale of Emir Oil	6	-	159,601,000
Purchase of other fixed assets		-	(153,307)
Net cash provided by investing activities – continuing operations		-	159,381,543
Net cash used in investing activities – discontinued operations	6	-	(23,126,407)
Net cash provided by investing activities		-	136,255,136

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment related to redemption of convertible notes		-	(61,400,000)
Cash paid for convertible notes coupon		-	(4,546,796)
Cash distribution to shareholders		(23,139,157)	(43,002,498)
Intercompany advances(1)		-	6,303,531
Net cash used in financing activities – continuing operations		(23,139,157)	(102,645,763)
Net cash used in financing activities – discontinued operations(2)	6	-	(6,623,936)
Net cash used in financing activities		(23,139,157)	(109,269,699)

NET CHANGE IN CASH AND CASH EQUIVALENTS		(28,908,747)	42,263,516
NET CHANGE IN CASH AND CASH EQUIVALENTS from discontinued operations		-	3,317,283
NET CHANGE IN CASH AND CASH EQUIVALENTS from continuing operations		(28,908,747)	38,946,233
CASH AND CASH EQUIVALENTS at beginning of period		39,372,278	426,045
CASH AND CASH EQUIVALENTS at end of period		$10,463,531	$39,372,278

The accompanying notes are an integral part of these consolidated financial statements.

(1)  Intercompany advances represent payments and receipts between BMB Munai and Emir Oil and are shown to break out the activity between continuing and discontinuing operations. Intercompany advances are eliminated and do not appear on the consolidated balance sheets.

(2) Includes intercompany advances activity.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	March 31, 2013	March 31, 2012
Reconciliation of cash and cash equivalents at end of period to Consolidated Balance Sheets

Cash and cash equivalents	$ 10,463,531	$ 3,370,177
Restricted cash	-	36,002,101

Cash and cash equivalents at end of period	$ 10,463,531	$ 39,372,278

		Year ended March 31, 2013	Year ended March 31, 2012
Non-cash investing and financing activities
Transfer of inventory and prepayments for materials used in oil and gas projects to oil and gas properties	6	$ -	$ 1,198,675
Depreciation on other fixed assets capitalized as oil and gas properties	6	-	479,227
Cash distribution accrued and not yet paid	7	8,613,665	15,016,556

Supplemental cash flow information
Cash paid for interest		$ -	$ 4,200,000

The accompanying notes are an integral part of these consolidated financial statements.

BMB MUNAI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2013

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

BMB MUNAI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2013

Going concern

With the Sale of Emir Oil, the Company has no continuing operations that result in positive cash flow, which raises substantial doubt about its ability to continue as a going concern., The Company is currently working to wind down its operations in Kazakhstan and explore opportunities to exploit the expertise of the Company’s management staff in a new business opportunity.

Subsequent events

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

BMB MUNAI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2013

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

BMB MUNAI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2013

Other fixed assets of the Company are evaluated annually for impairment. If the sum of expected undiscounted cash flows is less than net book value, unamortized costs of other fixed assets will be reduced to a fair value. Based on the Company’s analysis at March 31, 2013, no impairment of other assets is necessary.

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

NOTE 3 – CASH AND CASH EQUIVALENTS

As of March 31, 2013 and 2012 cash and cash equivalents included:

	March 31, 2013	March 31, 2012

US Dollars	$ 10,463,531	$ 39,363,094
Foreign currency	-	9,184
Total Cash and Cash Equivalents	10,463,531	39,372,278
Less restricted cash	-	36,002,101
Cash and cash equivalents – unrestricted	$ 10,463,531	$ 3,370,177

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

BMB MUNAI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2013

On December 17, 2010 Borrower issued the Company a promissory note for $50,000 with an interest rate of 18% per annum. After the first transfer in December 2010, the Company made additional transfers from January 19, 2011 to September 27, 2011 in the amount of $150,000. The outstanding principal and unpaid accrued interest under this promissory note was due one year after the transfer.

As a result, the Company treated the loan as a promissory note receivable in its financial statements. At March 31, 2013 the promissory note receivable amounted to $220,875, with $200,000 principal amount and $20,875 representing the amount of interest accrued.

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

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of March 31, 2013 and 2012 were as follows:

	March 31, 2013	March 31, 2012

Advances for services	$ -	$ 1,616,915

	$ -	$ 1,616,915

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

The Services Agreement commenced on February 2, 2012 and continued through December 31, 2012.  In exchange for the services under the Services Agreement, the Company paid $1,947,500 to Lakeview, which included anticipated out-of-pocket expenses required to perform the services through the term of the Agreement in the amount of $1,900,000 and a management fee of $47,500.  The full amount was due and payable upon execution of the Services Agreement.  The Services Agreement provided that in the event of early termination, Lakeview would be required to return to the Company any portion of the $1,900,000 that had not been paid to cover out-of-pocket expenses as of the date the Services Agreement is terminated.  The Services Agreement was not terminated early.

BMB MUNAI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2013

From February 2, 2012 (the date the Services Agreement became effective) to December 31, 2012 the Company accrued and expensed consulting services in the amount of $1,947,501.

Since December 2012, Lakeview has been providing services to the Company on a month-to-month, as needed, basis.

NOTE 6 – DISCONTINUED OPERATIONS AND SALE OF EMIR OIL

Emir Oil LLP

On September 19, 2011 the Company completed the sale of all of its interests in Emir Oil LLP to a subsidiary of MIE Holdings Corporation. The sale of Emir Oil was valued at $170 million in cash, net of $10.4 million in purchase adjustments.

The following is the summary of the net assets sold at September 19, 2011 and the resulting loss on sale:

Net assets sold	(290,726,156)

Tax effect of sale	3,977,385
Net sale value	159,601,000

Loss on sale of Emir Oil	$ (127,147,771)

The components of discontinued operations for the years ended March 31, 2013 and 2012 were as follows:

	Year ended
	March 31, 2013	March 31, 2012

Revenue	$ -	$ 41,633,064

Operating expenses	-	(29,914,188)
Other income	-	180,838
Income tax expense	-	-

Income from discontinued operations	$ -	$ 11,899,714

BMB MUNAI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2013

NOTE 7 – SHAREHOLDERS’ EQUITY

Shareholder distributions

On October 24, 2011 the Company made an initial cash distribution of $1.04 per share to common stockholders of record on October 10, 2011. The total amount calculated for the first distribution to common stockholders was $58,019,055.

On October 30, 2012 the Company declared and made a second cash distribution of $0.30 per share to common stockholder of record on October 15, 2012. The total amount calculated for the second distribution to common stockholders  was $16,736,266.

As of March 31, 2013, the amount paid from the first distribution was $51,346,433 with $6,672,622 payable, and the amount paid from the second distribution was $14,795,223 with $1,941,043 payable. These payables have been accrued and included in deferred consulting and distribution payments on the balance sheet.

NOTE 8 – EARNINGS PER SHARE INFORMATION

The calculation of the basic earnings per share is based on the following data:

Year ended
	March 31, 2013	March 31, 2012

Net loss from continuing operations	$ (3,088,865)	$ (23,968,164)
Net loss from discontinued operations	-	(115,248,057)

Basic weighted-average common shares outstanding	55,787,554	55,787,554

Basic loss per common share from continuing operations	$ (0.06)	$ (0.43)

Basic loss per common share from discontinued operations	$ -	$ (2.07)

Total basic loss per common share	$ (0.06)	$ (2.50)

As of March 31, 2013 and 2012, there were no options, warrants, or restricted stock grants outstanding.

BMB MUNAI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2013

NOTE 9 – COMMITMENTS AND CONTINGENCIES – CONTINUING OPERATIONS

Consulting Agreement with Boris Cherdabayev

On December 31, 2009 the Company entered into a Consulting Agreement with Boris Cherdabayev, the Chairman of the Company’s board of directors. The Consulting Agreement became effective on January 1, 2010. The Consulting Agreement provided for an extraordinary event payment equal to the greater of $5,000,000 or the base compensation fee for the remaining initial term of the Consulting Agreement. Pursuant to the terms of the Consulting Agreement the Sale constituted an extraordinary event.  During the year ended March 31, 2013 the $5,000,000 payment was paid in full to Mr. Cherdabayev.

NOTE 10 – FINANCIAL INSTRUMENTS

As of March 31, 2012 cash and cash equivalents included deposits in Kazakhstan banks in the amount $15,755. As of March 31, 2013 the Company did not have cash and cash equivalents deposited in any Kazakhstan banks. As of March 31, 2013 and March 31, 2012 cash and cash equivalents included deposits in U.S. banks in the amount of $10,463,531 and $3,370,177, respectively. The Company’s deposits in U.S. banks are in non-FDIC insured accounts which means they are not insured to the $250,000 FDIC insurance limit. To mitigate this risk, the Company has placed all of its U.S. deposits in a money market account that invests in U.S. Government backed securities.

NOTE 11 – INCOME TAXES

Losses before income taxes derived from U.S. operations are for the year ended March 31, 2013 and 2012 amounted to $3,088,865 and $23,968,164, respectively.

Net operating losses of the Company in its U.S. tax jurisdiction for the year ended March 31, 2012 totalled $23,968,164. This loss has been offset with the recognized intercompany loan interest income of $29,587,028 which resulted in an adjusted net operating income of $5,618,864.

The income tax benefit in the Consolidated Statements of Operations is comprised of:

	Year ended March 31, 2013	Year ended March 31, 2012

Current tax expense	$ -	$ -
Deferred tax benefit	-	-

	$ -	$ -

BMB MUNAI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2013

The difference between the income tax benefits reported and amounts computed by applying the U.S. Federal rate to pretax income consisted of the following:

	Year ended March 31, 2013	Year ended March 31, 2012

Tax at federal statutory rate (34%)	$ (5,222,005)	$ (4,171,791)
Effect of lower foreign tax rates	-	-
Non-deductible expenses	-	-
Valuation allowance	5,222,005	4,171,791
	$ -	$ -

As of March 31, 2013 the Company had net operating loss carry forwards for income tax purposes of $15,358,839, which if unused, will expire in years 2025 through 2033. A valuation allowance is recorded against the deferred tax assets resulting from Net Operating Loss.

The components of deferred tax assets and deferred tax liabilities are as follows:

	March 31, 2013	March 31, 2012

Deferred tax assets:
Tax losses carried forward	$ 5,222,005	$ 4,171,791
Valuation allowance	(5,222,005)	(4,171,791)
	-	-
Deferred tax liabilities:
Accrued interest income	-	-
	-	-

Net deferred tax liability	$ -	$ -

The Company has deferred income taxes only in the U.S.

Accounting for Uncertainty in Income Taxes - In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns. The Company’s U.S. federal income tax returns for the fiscal years ended March 31, 2010 through 2012 remain subject to examination. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon an audit. Therefore, the Company has no reserves for uncertain tax positions. No interest or penalties have been levied against the Company and none are anticipated, therefore no interest or penalties have been included in the provision for income taxes.