Form 10-Q
period 2013-06-30
BMB MUNAI INC
filed 2013-08-13
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☐	Accelerated filer ☐
Non-accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
☐ Yes ☑ No

As of August 9, 2013, the registrant had 55,787,554 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1 - Unaudited Condensed Financial Statements
BMB MUNAI, INC.
CONDENSED BALANCE SHEETS

	Notes	June 30, 2013	March 31, 2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	$10,019,943	$10,463,531

Total current assets		10,019,943	10,463,531

LONG TERM ASSETS
Other fixed assets, net		69,375	98,356

Total long term assets		69,375	98,356

TOTAL ASSETS		$10,089,318	$10,561,887

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$434,711	$373,202
Taxes payable, accrued liabilities and other payables		38,127	22,568
Deferred consulting and distribution payments	4	8,607,365	8,613,665

Total current liabilities		9,080,203	9,009,435

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding		-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 55,787,554 and 55,787,554 shares outstanding, respectively		55,788	55,788
Additional paid in capital		89,363,319	89,363,319
Accumulated deficit		(88,409,992)	(87,866,655)

Total shareholders’ equity		1,009,115	1,552,452

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$10,089,318	$10,561,887

The accompanying notes are an integral part of these unaudited condensed financial statements.

BMB MUNAI, INC.

CONDENSED STATEMENTS OF OPERATIONS

		Three months ended June 30,
	Notes	2013 (unaudited)	2012 (unaudited)

REVENUES		$-	$-

COSTS AND OPERATING EXPENSES
General and administrative		514,965	732,078
Interest expense		-	-
Amortization and depreciation		28,981	28,980

Total costs and operating expenses		543,946	761,058

LOSS FROM OPERATIONS		(543,946)	(761,058)

OTHER INCOME
Foreign exchange gain, net		-	31
Interest income		-	1,498
Other income, net		609	9,215

Total other income		609	10,744

NET LOSS		$(543,337)	$(750,314)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	5	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BMB MUNAI, INC.

CONDENSED STATEMENTS OF CASH FLOWS

		Three months ended June 30,
	Notes	2013 (unaudited)	2012 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(543,337)	$(750,314)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		28,981	28,980
Changes in operating assets and liabilities
Decrease in prepaid expenses and other assets		-	544,718
Increase in accounts payable		61,509	45,827
Increase in taxes payables and accrued liabilities		15,559	20,098
Net cash used in operating activities		(437,288)	(110,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other fixed assets		-	-
Net cash provided by investing activities		-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution	5	(6,300)	(1,782,857)
Net cash used in financing activities		(6,300)	(1,782,857)

NET CHANGE IN CASH AND CASH EQUIVALENTS		(443,588)	(1,893,548)
CASH AND CASH EQUIVALENTS at beginning of period		10,463,531	39,372,278
CASH AND CASH EQUIVALENTS at end of period		$10,019,943	$37,478,730

The accompanying notes are an integral part of these unaudited condensed financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 1 – DESCRIPTION OF BUSINESS

BMB Munai, Inc., (the “Company” or “BMB Munai”) is a Nevada corporation that originally incorporated in the State of Utah in 1981.  From 2003 to 2011 the Company’s business activities focused on oil and natural gas exploration and production in the Republic of Kazakhstan (also referred to herein as the “ROK” or “Kazakhstan”) through its wholly-owned subsidiary Emir Oil LLP.

On September 19, 2011 the Company completed the sale of all of its interests in Emir Oil (the “Sale”).

Since September 2011, the Company’s principal business operations have been focused on satisfying its post-closing undertakings in connection with the Sale, which were completed in September 2012 and exploring opportunities to exploit the expertise of the Company’s management staff and return value to the Company’s stockholders.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Going concern

As a result of the Sale, the Company has no subsidiaries and no continuing operations that result in positive cash flow, which raises substantial doubt about its ability to continue as a going concern.

Subsequent event

The Company’s management has evaluated the subsequent events through the date the financial statements were issued and has found no subsequent events to report.

Use of estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the unaudited condensed financial statements and revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates and affect the results reported in these unaudited condensed financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions.

Functional currency

The Company makes its principal investing and financing transactions in U.S. Dollars and the U.S. Dollar is therefore its functional currency.

Foreign currency translation

Transactions denominated in foreign currencies are reported at the rates of exchange prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated to U.S. Dollars at the rates of exchange prevailing at the balance sheet dates. Any gains or losses arising from a change in exchange rates subsequent to the date of the transaction are included as an exchange gain or loss in the unaudited condensed statements of operations.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

Maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized as leasehold improvements, which are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease.

Other fixed assets of the Company are evaluated annually for impairment. If the sum of expected undiscounted cash flows is less than net book value, unamortized costs of other fixed assets will be reduced to a fair value. Based on the Company’s analysis at June 30, 2013, no impairment of other assets is necessary.

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

NOTE 3 – CASH AND CASH EQUIVALENTS

As of June 30, 2013 and March 31, 2013 cash and cash equivalents included deposits in U.S. banks in the amount of $10,019,943 and $10,463,531, respectively. The Company’s deposits in U.S. banks are in non-FDIC insured accounts which means they are not insured to the $250,000 FDIC insurance limit. To mitigate this risk, the Company has placed all of its U.S. deposits in a money market account that invests in U.S. Government backed securities.

As of June 30, 2013 the Company placed $6,462,531 in an investment account. The Company can convert this amount into cash in a short period of time not exceeding one week.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 4 – SHAREHOLDERS’ EQUITY

Shareholder distributions

On October 24, 2011 the Company made an initial cash distribution of $1.04 per share to common stockholders of record on October 10, 2011 from the proceeds of the Sale. The total amount calculated for this distribution to common stockholders was $58,019,056.

On October 30, 2012 the Company declared and made a second cash distribution of $0.30 per share to common stockholder of record on October 15, 2012 following the completion of its post-closing obligations in connection with the Sale. The total amount distributed to common stockholders in connection with this second cash distribution was $16,736,266.

As of June 30, 2013, the amount paid from the first distribution was $51,346,433 with $6,672,623 payable, and the amount paid from the second distribution was $14,801,523 with $1,934,743 payable. These payables have been accrued and included in deferred consulting and distribution payments on the balance sheet.

NOTE 5 – EARNINGS PER SHARE INFORMATION

The calculation of the basic earnings per share is based on the following data:

	Three months ended
	June 30, 2013	June 30, 2012

Net loss	$(543,337)	$(750,314)

Basic weighted-average common shares outstanding	55,787,554	55,787,554

Basic loss per common share	$(0.01)	$(0.01)

As of June 30, 2013 and 2012, there were no options, warrants, or restricted stock grants outstanding.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our unaudited condensed financial statements and the accompanying notes included in this quarterly report on Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with our annual report on Form 10-K for the year ended March 31, 2013.

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

Overview

As discussed in this report in Note 1 – Description of Business of the notes to our unaudited condensed financial statements accompanying this report, on September 19, 2011 we sold all our interest in our oil and natural gas exploration and production assets with the sale of our wholly-owned subsidiary Emir Oil LLP (the “Sale”).  Since September 2011, we have been working to complete the winding down of our operations in Kazakhstan, which has now been completed, and to identify new business opportunities that will allow us to take advantage of the expertise of our management staff and return additional value to our stockholders.

This discussion summarizes the significant factors affecting our results of operations, financial condition, and liquidity and capital resources during the quarters ended June 30, 2013 and 2012.  This discussion should be read in conjunction with the unaudited condensed financial statements and Notes to the condensed financial statements accompanying this report.

Results of Operations

Three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Revenue

We did not generate any revenue during the three months June 30, 2013 and 2012.

Expenses

The following table presents details of our expenses for the three months ended June 30, 2013 and 2012:

	For the three months ended June 30, 2013	For the three months ended June 30, 2012
Costs and Operating Expenses:
General and administrative	$514,965	$732,078
Amortization and depreciation	28,981	28,980
Total	$543,946	$761,058

General and Administrative Expenses.  General and administrative expenses during the three months ended June 30, 2013 were $514,965 compared to $732,078 during the three months ended June 30, 2012.  General and administrative expenses were lower during the June 30, 2013 period because the level of management services we required from Lakeview International, Inc. (“Lakeview”) was lower in the quarter ended June 30, 2013.

Amortization and Depreciation. Amortization and depreciation expense for the three months ended June 30, 2013 did not change significantly. We anticipate amortization and depreciation expense to remain at or near the same level during upcoming fiscal quarters.

Loss from Operations.  During the three months ended June 30, 2013 we recognized a loss from operations of $543,946 compared to a loss from operations of $761,058 during the three months ended June 30, 2012. This decrease in loss from operations during three months ended June 30, 2013 is the result of the 30% decrease in general and administrative expenses.

Total Other Income.  During the three months ended June 30, 2013 we recognized total other income from continuing operations of $609 compared to total other income from continuing operations of $10,744 during the three months ended June 30, 2012. In the quarter ended June 30, 2012 we incurred $9,215 in other income related to our operations in Kazakhstan. In quarter ended June 30, 2013 we did not incur such income.

Net Loss. For all of the foregoing reasons, during the three months ended June 30, 2013 we incurred a net loss of $543,337 compared to a net loss of $750,314 for the three months ended June 30, 2012.  With the Sale, we are no longer generating revenues.  Therefore, we expect to continue to realize net losses in upcoming fiscal quarters.

Liquidity and Capital Resources

As noted throughout this report, in September 2011 we completed the sale of our oil and natural gas exploration and production assets.  In September 2012 we completed our post-closing obligations in connection with the Sale.  We are currently working to complete the winding down of our operations in Kazakhstan.  We anticipate that for the foreseeable future we will continue our efforts to identify new business opportunities that will allow us to capitalize on the expertise of the Company’s management staff and return additional value to our stockholders.

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

Cash Flows

During the three months ended June 30, 2013, cash was primarily used to pay for current expenses. See below for additional discussion and analysis of cash flow.

	Three months ended June 30, 2013	Three months ended June 30, 2012

Net cash used in operating activities	$(437,288)	$(110,691)
Net cash provided by investing activities	$-	$-
Net cash used in financing activities	$(6,300)	$(1,782,857)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(443,588)	$(1,893,548)

Our principal source of liquidity during the three months ended June 30, 2013 was cash and cash equivalents.  At March 31, 2013 cash and cash equivalents totaled to approximately $10.5 million. At June 30, 2013 cash and cash equivalents from continuing operations totaled to approximately $10 million.  Of this amount $8,607,365 is held for distribution to shareholders who have not yet claimed their distributions pursuant to the first and/or second stockholder distributions as reflected in the table of Contractual Obligations and Contingencies below.

Certain operating cash flows are denominated in local currency and are translated into U.S. Dollars at the exchange rate in effect at the time of the transaction. Because of the potential for civil unrest, war and asset expropriation, some or all of these matters, which impact operating cash flow, may affect our ability to meet our short-term cash needs.

Contractual Obligations and Contingencies

The following table lists our significant commitments at June 30, 2013, excluding current liabilities as listed on our condensed balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Initial cash distribution payable(1)	$6,672,623	$6,672,623	$-	$-	$-
Second cash distribution payable(1)	1,934,742	1,934,742	-	-	-

TOTAL	$8,607,365	$8,607,365	$-	$-	$-

(1)See Note 5 – Shareholders’ Equity for additional information regarding the initial cash distribution payable and the second cash distribution payable.

Off-Balance Sheet Financing Arrangements

As of June 30, 2013, we had no off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of June 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

We believe there are no additions to the risk factors disclosed in our annual report on Form 10-K for the year ended March 31, 2013.

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

BMB MUNAI, INC.

Date:	August 12, 2013	/s/ Askar Tashtitov
Askar Tashtitov President

Date:	August 12, 2013	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer