Form 10-Q
period 2013-09-30
BMB MUNAI INC
filed 2013-11-14
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2013

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
☐ Yes ☑ No

As of November 11, 2013, the registrant had 55,787,554 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Unaudited Condensed Financial Statements

BMB MUNAI, INC.
CONDENSED BALANCE SHEETS

	Notes	September 30, 2013	March 31, 2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	3	$9,174,231	$10,463,531

Total current assets		9,174,231	10,463,531

LONG TERM ASSETS
Other fixed assets, net		40,393	98,356

Total long term assets		40,393	98,356

TOTAL ASSETS		$9,214,624	$10,561,887

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$167,837	$373,202
Taxes payable, accrued liabilities and other payables		34,183	22,568
Deferred distribution payments	4	8,607,365	8,613,665

Total current liabilities		8,809,385	9,009,435

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding		-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 55,787,554 and 55,787,554 shares outstanding, respectively		55,788	55,788
Additional paid in capital		89,363,319	89,363,319
Accumulated deficit		(89,013,868)	(87,866,655)

Total shareholders’ equity		405,239	1,552,452

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$9,214,624	$10,561,887

The accompanying notes are an integral part of these unaudited condensed financial statements.

BMB MUNAI, INC.

CONDENSED STATEMENTS OF OPERATIONS

		Three months ended September 30,		Six months ended September 30,
	Notes	2013 (unaudited)	2012 (unaudited)	2013 (unaudited)	2012 (unaudited)

REVENUES		$-	$-	$-	$-

COSTS AND OPERATING EXPENSES
General and administrative		575,105	1,006,116	1,090,070	1,738,194
Amortization and depreciation		28,982	28,982	57,963	57,962

Total costs and operating expenses		604,087	1,035,098	1,148,033	1,796,156

LOSS FROM OPERATIONS		(604,087)	(1,035,098)	(1,148,033)	(1,796,156)

OTHER INCOME
Foreign exchange gain, net		-	-	-	31
Interest income		-	2,700	-	4,198
Other income, net		211	(2,370)	820	6,845

Total other income		211	330	820	11,074

NET LOSS		$(603,876)	$(1,034,768)	$(1,147,213)	$(1,785,082)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	5	$(0.01)	$(0.02)	$(0.02)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BMB MUNAI, INC.

CONDENSED STATEMENTS OF CASH FLOWS

		Six months ended September 30,
	Notes	2013 (unaudited)	2012 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(1,147,213)	$(1,785,082)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		57,963	57,962
Provision expense for notes receivable		-	220,875
Changes in operating assets and liabilities
Decrease in prepaid expenses and other assets		-	1,080,816
Increase/(decrease) in accounts payable		(205,365)	22,288
Increase in taxes payables and accrued liabilities		11,615	32,857
Net cash used in operating activities		(1,283,000)	(370,284)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities		-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution	5	(6,300)	(1,793,257)
Net cash used in financing activities		(6,300)	(1,793,257)

NET CHANGE IN CASH AND CASH EQUIVALENTS		(1,289,300)	(2,163,541)
CASH AND CASH EQUIVALENTS at beginning of period		10,463,531	39,372,278
CASH AND CASH EQUIVALENTS at end of period		$9,174,231	$37,208,737

The accompanying notes are an integral part of these unaudited condensed financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Since September 2011 the Company’s principal business operations have been focused on satisfying its post-closing undertakings in connection with the Sale, which were completed in September 2012, winding down its operations in Kazakhstan and exploring opportunities to exploit the expertise of the Company’s management staff and return value to the Company’s stockholders.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Going concern

As a result of the Sale, the Company has no subsidiaries and no continuing operations that generate positive cash flow, which raises substantial doubt about its ability to continue as a going concern.

Subsequent event

The Company’s management has evaluated subsequent events through the date the financial statements were issued and has found no subsequent events to report.

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
SEPTEMBER 30, 2013

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
SEPTEMBER 30, 2013

Maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized as leasehold improvements, which are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease.

Other fixed assets of the Company are evaluated annually for impairment. If the sum of expected undiscounted cash flows is less than net book value, unamortized costs of other fixed assets will be reduced to a fair value. Based on the Company’s analysis at September 30, 2013 no impairment of other assets is necessary.

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

NOTE 3 – CASH AND CASH EQUIVALENTS

As of September 30, 2013 and March 31, 2013 cash and cash equivalents included deposits in U.S. banks in the amount of $9,174,231 and $10,463,531, respectively. The Company’s deposits in U.S. banks are in non-FDIC insured accounts which means they are not insured to the $250,000 FDIC insurance limit. To mitigate this risk, the Company has placed all of its U.S. deposits in a money market account that invests in U.S. Government backed securities.

As of September 30, 2013 the Company placed $6,474,801 in an investment account. The Company can convert this amount into cash in a short period of time not exceeding one week.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 4 – SHAREHOLDERS’ EQUITY

Shareholder distributions

On October 24, 2011 the Company made an initial cash distribution of $1.04 per share to common stockholders of record on October 10, 2011 from the proceeds of the Sale. The total amount calculated for this distribution to common stockholders was $58,019,056.

On October 30, 2012 the Company declared and made a second cash distribution of $0.30 per share to common stockholders of record on October 15, 2012 following the completion of its post-closing obligations in connection with the Sale. The total amount calculated for this distribution to common stockholders was $16,736,266.

As of September 30, 2013 the amount paid from the first distribution was $51,346,433 with $6,672,623 payable, and the amount paid from the second distribution was $14,801,523 with $1,934,742 payable. These payables have been accrued and included in deferred distribution payments on the balance sheet.

NOTE 5 – EARNINGS PER SHARE INFORMATION

The calculation of basic earnings per share is based on the following data:

	Three months ended		Six months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net loss	$(603,876)	$(1,034,768)	$(1,147,213)	$(1,785,082)

Basic weighted-average common shares outstanding	55,787,554	55,787,554	55,787,554	55,787,554

Basic loss per common share	$(0.01)	$(0.02)	$(0.02)	$(0.03)

As of September 30, 2013 and 2012, there were no options, warrants, or restricted stock grants outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are based on management’s beliefs and assumptions and on information currently available to management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, our ability to identify or pursue other opportunities to exploit the expertise of the Company’s management staff and return value to the Company’s stockholders, our results of operations, cash flows, capital resources and liquidity and future actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “predict,” “may,” “should,” “could,” “will” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  These factors include, but are not limited to, our ability to identify and exploit a new business opportunity, having sufficient funds then available to us to take advantage of any such opportunity, satisfaction of outstanding obligations, costs and expenses, economic conditions, competition, legislative requirements, sufficiency of working capital, capital resources and liquidity and other factors detailed herein and in our other Securities and Exchange Commission filings.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

Throughout this report, unless otherwise indicated by the context, references herein to the “Company”, “BMB”, “we”, our” or “us” means BMB Munai, Inc., a Nevada corporation, and any corporate subsidiaries and predecessors.  Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations all references to dollar amounts ($) refers to U.S. dollars unless otherwise indicated.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the Securities and Exchange Commission.

Overview

As discussed in this report in Note 1 – Description of Business of the notes to our unaudited condensed financial statements accompanying this report, on September 19, 2011 we sold all our interest in our oil and natural gas exploration and production assets with the sale of our wholly-owned subsidiary Emir Oil LLP (the “Sale”).  Since September 2011 we have been working to complete the Sale, wind down our operations in Kazakhstan, and identify new business opportunities that will allow us to take advantage of the expertise of our management staff and return additional value to our stockholders.

This discussion summarizes the significant factors affecting our results of operations, financial condition, and liquidity and capital resources during the periods ended September 30, 2013 and 2012.  This discussion should be read in conjunction with the unaudited condensed financial statements and notes to the condensed financial statements accompanying this report.

Results of Operations

Three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Revenue

We did not generate any revenue during the three months ended September 30, 2013 and 2012.

Expenses

The following table presents details of our expenses for the three months ended September 30, 2013 and 2012:

	For the three months ended September 30, 2013	For the three months ended September 30, 2012
Costs and Operating Expenses:
General and administrative	$575,105	$1,006,116
Amortization and depreciation	28,982	28,982
Total	$604,087	$1,035,098

General and Administrative Expenses.  General and administrative expenses during the three months ended September 30, 2013 were $575,105 compared to $1,006,116 during the three months ended September 30, 2012.  General and administrative expenses were lower during the September 30, 2013 period because the level of management services we required from Lakeview International, Inc. (“Lakeview”) was lower in the quarter ended September 30, 2013.

Amortization and Depreciation. Amortization and depreciation expense for the three months ended September 30, 2013 did not change significantly. We anticipate amortization and depreciation expense to remain at or near the same level during upcoming fiscal quarters.

Loss from Operations.  During the three months ended September 30, 2013 we recognized a loss from operations of $604,087 compared to a loss from operations of $1,035,098 during the three months ended September 30, 2012. This decrease in loss from operations during three months ended September 30, 2013 is the result of the 43% decrease in general and administrative expenses.

Total Other Income.  Other income for the three months ended September 30, 2013 did not change significantly.

Net Loss. For all of the foregoing reasons, during the three months ended September 30, 2013 we incurred a net loss of $603,876 compared to a net loss of $1,034,768 for the three months ended September 30, 2012.  With the Sale, we are no longer generating revenues.  Therefore, we expect to continue to realize net losses in upcoming fiscal quarters.

Six months ended September 30, 2013 compared to the six months ended September 30, 2012.

Revenue

We did not generate any revenue during the six months September 30, 2013 and 2012.

Expenses

The following table presents details of our expenses for the six months ended September 30, 2013 and 2012:

	For the six months ended September 30, 2013	For the six months ended September 30, 2012
Costs and Operating Expenses:
General and administrative	$1,090,070	$1,738,194
Amortization and depreciation	57,963	57,962
Total	$1,148,033	$1,796,156

General and Administrative Expenses.  General and administrative expenses during the six months ended September 30, 2013 were $1,090,070 compared to $1,738,194 during the six months ended September 30, 2012.  General and administrative expenses were lower during the September 30, 2013 period because the level of management services we required from Lakeview was lower in the period ended September 30, 2013.

Amortization and Depreciation. Amortization and depreciation expense for the six months ended September 30, 2013 did not change significantly. We anticipate amortization and depreciation expense to remain at or near the same level during upcoming fiscal periods.

Loss from Operations. During the six months ended September 30, 2013 we recognized a loss from operations of $1,148,033 compared to a loss from operations of $1,796,156 during the six months ended September 30, 2012. This decrease in loss from operations during six months ended September 30, 2013 is the result of the 37% decrease in general and administrative expenses.

Total Other Income. During the six months ended September 30, 2013 we recognized total other income of $820 compared to total other income of $11,074 during the six months ended September 30, 2012. In the period ended September 30, 2012 we incurred $6,845 in other income and $1,498 in interest income related to our operations in Kazakhstan. In the period ended September 30, 2013 we did not incur such income.

Net Loss. For all of the foregoing reasons, during the six months ended September 30, 2013 we incurred a net loss of $1,147,213 compared to a net loss of $1,785,082 for the six months ended September 30, 2012.  With the Sale, we are no longer generating revenues.  Therefore, we expect to continue to realize net losses in upcoming fiscal quarters.

Liquidity and Capital Resources

As noted throughout this report, in September 2011 we completed the sale of our oil and natural gas exploration and production assets.  In September 2012 we completed our post-closing obligations in connection with the Sale.  While we plan to continue our efforts to identify new business opportunities that will allow us to capitalize on the expertise of the Company’s management staff and return additional value to our stockholders, we have limited funds remaining to continue such efforts.

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

Cash Flows

During the six months ended September 30, 2013 cash was primarily used to pay for current expenses. See below for additional discussion and analysis of cash flow.

	Six months ended September 30, 2013	Six months ended September 30, 2012

Net cash used in operating activities	$(1,283,000)	$(370,284)
Net cash provided by investing activities	$-	$-
Net cash used in financing activities	$(6,300)	$(1,793,257)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(1,289,300)	$(2,163,541)

Our principal source of liquidity during the six months ended September 30, 2013 was cash and cash equivalents.  At March 31, 2013 cash and cash equivalents totaled approximately $10.5 million. At September 30, 2013 cash and cash equivalents totaled approximately $9.2 million. Of this amount $8,607,365 is held for distribution to shareholders who have not yet claimed their distributions pursuant to the first and/or second stockholder distributions as reflected in the table of Contractual Obligations and Contingencies below.

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

Contractual Obligations and Contingencies

The following table lists our significant commitments at September 30, 2013, excluding current liabilities as listed on our condensed balance sheet:

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

As of September 30, 2013 we had no off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013 our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

We believe there are no additions to the risk factors disclosed in our annual report on Form 10-K for the year ended March 31, 2013.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to
Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to
Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

BMB MUNAI, INC.

Date:	November 13, 2013	/s/ Askar Tashtitov
Askar Tashtitov President

Date:	November 13, 2013	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer