Form 10-Q
period 2013-12-31
BMB MUNAI INC
filed 2014-02-13
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2013

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
☐ Yes ☑ No

As of February 11, 2014, the registrant had 55,787,554 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1 - Unaudited Condensed Financial Statements

BMB MUNAI, INC.

CONDENSED BALANCE SHEETS

	Notes	December 31, 2013	March 31, 2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	3	$8,665,136	$ 10,463,531

Total current assets		8,665,136	10,463,531

LONG TERM ASSETS
Other fixed assets, net		11,413	98,356

Total long term assets		11,413	98,356

TOTAL ASSETS		$8,676,549	$ 10,561,887

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$53,465	$ 373,202
Taxes payable, accrued liabilities and other payables		-	22,568
Deferred distribution payments	4	8,607,365	8,613,665

Total current liabilities		8,660,830	9,009,435

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding		-	-
Common stock - $0.001 par value; 500,000,000 shares authorized;
55,787,554 and 55,787,554 shares outstanding, respectively		55,788	55,788
Additional paid in capital		89,363,319	89,363,319
Accumulated deficit		(89,403,388)	(87,866,655)

Total shareholders’ equity		15,719	1,552,452

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$8,676,549	$ 10,561,887

The accompanying notes are an integral part of these unaudited condensed financial statements.

BMB MUNAI, INC.

CONDENSED STATEMENTS OF OPERATIONS

		Three months ended December 31,		Nine months ended December 31,
	Notes	2013 (unaudited)	2012 (unaudited)	2013 (unaudited)	2012 (unaudited)

REVENUES		$ -	$ -	$ -	$ -

COSTS AND OPERATING EXPENSES
General and administrative		360,596	759,904	1,450,665	2,498,098
Amortization and depreciation		28,982	28,982	86,946	86,944

Total costs and operating expenses		389,578	788,886	1,537,611	2,585,042

LOSS FROM OPERATIONS		(389,578)	(788,886)	(1,537,611)	(2,585,042)

OTHER INCOME
Foreign exchange gain, net		-	-	-	31
Interest income		58	7,492	878	11,690
Other income, net		-	-	-	6,845

Total other income		58	7,492	878	18,566

NET LOSS		$ (389,520)	$ (781,394)	$ (1,536,733)	$ (2,566,476)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	5	$(0.01)	$ (0.01)	$(0.03)	$ (0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BMB MUNAI, INC.

CONDENSED STATEMENTS OF CASH FLOWS

		Nine months ended December 31,
	Notes	2013 (unaudited)	2012 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(1,536,733)	$(2,566,476)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		86,946	86,944
Provision expense for notes receivable		-	220,875
Changes in operating assets and liabilities
Decrease in prepaid expenses and other assets		-	1,616,915
Decrease in accounts payable		(319,740)	(4,963,585)
Decrease in taxes payables and accrued liabilities		(22,568)	(5,836)
Net cash used in operating activities		(1,792,095)	(5,611,163)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities		-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution	4	(6,300)	(22,971,657)
Net cash used in financing activities		(6,300)	(22,971,657)

NET CHANGE IN CASH AND CASH EQUIVALENTS		(1,798,395)	(28,582,820)
CASH AND CASH EQUIVALENTS at beginning of period		10,463,531	39,372,278
CASH AND CASH EQUIVALENTS at end of period		$8,665,136	$10,789,458

The accompanying notes are an integral part of these unaudited condensed financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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
DECEMBER 31, 2013

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
DECEMBER 31, 2013

Maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized as leasehold improvements, which are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease.

Other fixed assets of the Company are evaluated annually for impairment. If the sum of expected undiscounted cash flows is less than net book value, unamortized costs of other fixed assets will be reduced to a fair value. Based on the Company’s analysis at December 31, 2013 no impairment of other assets is necessary.

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

NOTE 3 – CASH AND CASH EQUIVALENTS

As of December 31, 2013 and March 31, 2013 cash and cash equivalents included deposits in U.S. banks in the amount of $8,665,136 and $10,463,531, respectively. The Company’s deposits in U.S. banks are in non-FDIC insured accounts which means they are not insured to the $250,000 FDIC insurance limit. To mitigate this risk, the Company has placed all of its U.S. deposits in a money market account that invests in U.S. government backed securities.

As of December 31, 2013 the Company placed $6,508,588 in an investment account. The Company can convert this amount into cash in a short period of time not exceeding one week.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

As of December 31, 2013 the amount paid from the first distribution was $51,346,433 with $6,672,623 payable, and the amount paid from the second distribution was $14,801,523 with $1,934,742 payable. These payables have been accrued and included in deferred distribution payments on the balance sheet.

NOTE 5 – EARNINGS PER SHARE INFORMATION

The calculation of basic earnings per share is based on the following data:

	Three months ended		Nine months ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Net loss	$ (389,520)	$ (781,394)	$ (1,536,733)	$ (2,566,476)

Basic weighted-average common shares outstanding	55,787,554	55,787,554	55,787,554	55,787,554

Basic loss per common share	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.05)

As of December 31, 2013 and 2012 there were no options, warrants, or restricted stock grants outstanding.

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

Overview

As discussed in Note 1 – Description of Business of the notes to our unaudited condensed financial statements accompanying this report, on September 19, 2011 we sold all our interest in our oil and natural gas exploration and production assets with the sale of our wholly-owned subsidiary Emir Oil LLP (the “Sale”).  Since September 2011 we have been working to complete the Sale, wind down our operations in Kazakhstan, and identify new business opportunities that will allow us to take advantage of the expertise of our management staff and return additional value to our stockholders.

This discussion summarizes the significant factors affecting our results of operations, financial condition, and liquidity and capital resources during the periods ended December 31, 2013 and 2012.  This discussion should be read in conjunction with the unaudited condensed financial statements and notes to the condensed financial statements accompanying this report.

Results of Operations

Three months ended December 31, 2013 compared to the three months ended December 31, 2012.

Revenue

We did not generate any revenue during the three months ended December 31, 2013 and 2012.

Expenses

The following table presents details of our expenses for the three months ended December 31, 2013 and 2012:

	For the three months ended December 31, 2013	For the three months ended December 31, 2012
Costs and Operating Expenses:
General and administrative	$ 360,596	$ 759,904
Amortization and depreciation	28,982	28,982
Total	$ 389,578	$ 788,886

General and Administrative Expenses.  General and administrative expenses during the three months ended December 31, 2013 were $360,596 compared to $759,904 during the three months ended December 31, 2012.  General and administrative expenses were lower during the December 31, 2013 period because the level of management services we required from Lakeview International, Inc. (“Lakeview”) was lower in the quarter ended December 31, 2013.

Amortization and Depreciation. Amortization and depreciation expense for the three months ended December 31, 2013 did not change significantly.  We anticipate amortization and depreciation expense in upcoming quarters will decrease because our fixed assets are nearly fully amortized.

Loss from Operations.  During the three months ended December 31, 2013 we recognized a loss from operations of $389,578 compared to a loss from operations of $788,886 during the three months ended December 31, 2012. This decrease in loss from operations during three months ended December 31, 2013 is the result of the 53% decrease in general and administrative expenses.

Total Other Income.  During the three months ended December 31, 2013 we recognized total other income from continuing operations of $58 compared to total other income of $7,492 during the three months ended December 31, 2012. The decrease resulted from lower interest income on our cash balances.

Net Loss. For all of the foregoing reasons, during the three months ended December 31, 2013 we incurred a net loss of $389,520 compared to a net loss of $781,394 for the three months ended December 31, 2012.  With the Sale, we are no longer generating revenues.  Therefore, we expect to continue to realize net losses in upcoming fiscal quarters.

Nine months ended December 31, 2013 compared to the nine months ended December 31, 2012.

Revenue

We did not generate any revenue during the nine months December 31, 2013 and 2012.

Expenses

The following table presents details of our expenses for the nine months ended December 31, 2013 and 2012:

	For the nine months ended December 31, 2013	For the nine months ended December 31, 2012
Costs and Operating Expenses:
General and administrative	$ 1,450,665	$ 2,498,098
Amortization and depreciation	86,946	86,944
Total	$ 1,537,611	$ 2,585,042

General and Administrative Expenses.  General and administrative expenses during the nine months ended December 31, 2013 were $1,537,611 compared to $2,585,042 during the nine months ended December 31, 2012.  General and administrative expenses were lower during the December 31, 2013 period because the level of management services we required from Lakeview was lower in the nine-month period ended December 31, 2013.

Amortization and Depreciation. Amortization and depreciation expense for the nine months ended December 31, 2013 did not change significantly.  We anticipate amortization and depreciation expense will decrease in upcoming fiscal periods as our fixed assets are nearly fully amortized.

Loss from Operations. During the nine months ended December 31, 2013 we recognized a loss from operations of $1,537,611 compared to a loss from operations of $2,585,042 during the nine months ended December 31, 2012. This decrease in loss from operations during the nine months ended December 31, 2013 is the result of the 42% decrease in general and administrative expenses.

Total Other Income. During the nine months ended December 31, 2013 we recognized total other income of $878 compared to total other income of $18,566 during the nine months ended December 31, 2012. In the period ended December 31, 2012 we incurred $6,876 in other income related to our operations in Kazakhstan. In the period ended December 31, 2013 we did not incur such income. In addition, we recognized total interest income of $878 compared to total other income of $11,690 during the nine months ended December 31, 2012. The decrease resulted from lower interest income on our cash balances.

Net Loss. For all of the foregoing reasons, during the nine months ended December 31, 2013 we incurred a net loss of $1,536,733 compared to a net loss of $2,566,476 for the nine months ended December 31, 2012.  With the Sale, we are no longer generating revenues.  Therefore, we expect to continue to realize net losses in upcoming fiscal quarters.

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

Cash Flows

During the nine months ended December 31, 2013 cash was primarily used to pay for current expenses. See below for additional discussion and analysis of cash flow.

	Nine months ended December 31, 2013	Nine months ended December 31, 2012

Net cash used in operating activities	$ (1,792,095)	$ (5,611,163)
Net cash provided by investing activities	$ -	$ -
Net cash used in financing activities	$ (6,300)	$ (22,971,657)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (1,798,395)	$ (28,582,820)

Our principal source of liquidity during the nine months ended December 31, 2013 was cash and cash equivalents.  At March 31, 2013 cash and cash equivalents totaled $10,463,531. At December 31, 2013 cash and cash equivalents totaled $8,665,136. Of this amount $8,607,365 is held for distribution to shareholders who have not yet claimed their distributions pursuant to the first and/or second stockholder distributions as reflected in the table of Contractual Obligations and Contingencies below.

Certain operating cash flows are denominated in local currency and are translated into U.S. Dollars at the exchange rate in effect at the time of the transaction. Because of the potential for civil unrest, war and asset expropriation, some or all of these matters, which impact operating cash flow, may affect our ability to meet our short-term cash needs.

Contractual Obligations and Contingencies

The following table lists our significant commitments at December 31, 2013, excluding current liabilities as listed on our condensed balance sheet:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Initial cash distribution payable(1)	$ 6,672,623	$ 6,672,623	$ -	$ -	$ -
Second cash distribution payable(1)	1,934,742	1,934,742	-	-	-
TOTAL	$ 8,607,365	$ 8,607,365	$ -	$ -	$ -

(1) See Note 4 – Shareholders’ Equity for additional information regarding the initial cash distribution payable and the second cash distribution payable.

Off-Balance Sheet Financing Arrangements

As of December 31, 2013 we had no off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013 our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BMB MUNAI, INC.

Date: February 13, 2014	/s/ Askar Tashtitov
Askar Tashtitov President

Date: February 13, 2014	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer