Form 10-K
period 2014-03-31
BMB MUNAI INC
filed 2014-06-30
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014

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
☐ Yes  ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                            ☐ Yes  ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
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
 ☑ Yes  ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $467,888.

As of June 24, 2014, the registrant had 55,787,554 shares of common stock, par value $0.001, outstanding.

Documents Incorporated by Reference:  None

BMB MUNAI, INC.

Unless otherwise indicated by the context, references herein to the “Company”, “BMB”, “we”, our” or “us” means BMB Munai, Inc, a Nevada corporation.

Unless otherwise indicated by the context all dollar amounts stated in this annual report on Form 10-K are in U.S. dollars.

Forward-Looking Information

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are based on management’s beliefs and assumptions and on information currently available to management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, our ability to identify or pursue other opportunities, our results of operations, capital resources and liquidity, future actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “predict,” “may,” “should,” “could,” “will” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  These factors include, but are not limited to, availability of business opportunities, sufficiency of working capital, capital resources and liquidity, operating costs and expenses, economic conditions, competition, and other factors detailed herein and in our other Securities and Exchange Commission (the “Commission”) filings.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the Commission.

PART I

Item 1.   Business

Overview

BMB Munai, Inc. is a Nevada corporation that originally incorporated in the State of Utah in 1981.  From 2003 to 2011 our business activities focused on oil and natural gas exploration and production in the Republic of Kazakhstan through a wholly-owned operating subsidiary, Emir Oil LLP, (“Emir Oil”).  Emir Oil held an exploration contract that allowed exploration drilling and oil production in the Mangistau Province in the southwestern region of Kazakhstan.

In September 2011 we sold Emir Oil (the “Sale”) to an independent third party.  In connection with the Sale, we sold all of our interest in our wholly-owned operating subsidiary, Emir Oil, including all of our right, title and interest in and to the oil and gas licenses and licensed territory owned by Emir Oil.  With the sale of Emir Oil, we own no oil and gas properties and are not currently engaged in oil and gas exploration or production activities.

In connection with the Sale, and pursuant to the terms of our agreement with the purchaser, the proceeds of the Sale have been used to, among other things, repay outstanding obligations, satisfy certain post-closing undertakings, meet ongoing expenses and make two separate cash distributions to our stockholders.

Our Business

From September 2011 through the fiscal year ended March 31, 2014, our principal business operations have been focused on satisfying our post-closing undertakings in connection with the Sale, winding down our operations in Kazakhstan and exploring opportunities to exploit the expertise of our management staff to return additional value to our stockholders.

While we continue our efforts to identify new business opportunities, these activities do not generate revenue for the Company.  We do not anticipate generating revenue until such time as we are able to find and exploit a new business opportunity and we are not currently engaged in negotiations with any party regarding a new business opportunity.  No assurance can be given that we will be able to identify or exploit a new business opportunity, that we will have funds then available to us that would enable us to take advantage of any such opportunity, or that we will be able to return any additional value to our stockholders.  These factors raise substantial doubt about our ability to continue as a going concern.

In February 2012 we entered into a Management Services Agreement (“Services Agreement”) with Lakeview International, LLC (“Lakeview”).  Pursuant to the Services Agreement, Lakeview provides us management, administrative and support personnel and services.  The initial term of the Services Agreement was through December 31, 2012.  Since December 2012, Lakeview has been providing these services to us on a month-to-month basis. As of March 31, 2014, we had 6 total employees, all of whom work on an as-needed basis and are provided to us through Lakeview.

Reports to Security Holders

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and other information with the Commission.  The public may read and copy any documents we file with the Commission at the Commission’s Public Reference Room at 100 F Street N.E., Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains its Internet website at www.sec.gov, which contains periodic reports, proxy and information statements and other information regarding issuers that file electronically with the Commission.

Item 1A. Risk Factors

Listed below are some of the more critical or unique risk factors that we have identified as affecting or potentially affecting the Company.  You should carefully consider these risks and the risks identified elsewhere in this annual report on Form 10-K and in the notes to the financial statements included in this report when evaluating our forward-looking statements and our Company.  The effect of any one risk factor or a combination of several risk factors could materially affect our business and the accuracy of the forward-looking statements and other information provided in this annual report on Form 10-K.  These risks are not presented in order of importance or probability of occurrence.

We have no operations and minimal assets, which raises substantial doubt about our ability to return any additional value to our stockholders.

We no longer have operations and as a result of the Sale, the repayment of our outstanding notes, the first and second cash distributions to our stockholders and the winding up of our operations in Kazakhstan, we have very limited assets.  These factors raise substantial doubt about our ability to continue as a going concern or to return any additional value to our stockholders.  While we will continue to look for opportunities to exploit the expertise of our management staff as time and financial resources allow, there is no guarantee that we will we be able to successful in our efforts.  If we are not successful, our management and the board of directors may determine it to be in the best interest of the Company and its stockholders to liquidate the Company and terminate its existence, which would result in a complete loss in the value of the common stock of the Company.

Shareholders Who Hold Unregistered Shares of Our Common Stock Are Subject to Resale Restrictions Pursuant To Rule 144, Due To Our Status As A “Shell Company.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a shell company pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until: 1) we have ceased to be a shell company; 2) we have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and 3) a period of at least twelve months has elapsed from the date “Form 10 information” (i.e., information similar to that which would be found in a Form 10 Registration Statement filing with the SEC) has been filed with the Commission reflecting the Company’s status as a non-shell company.  Because none of our non-registered securities can be sold pursuant to Rule 144, until at least a year after we cease to be a shell company, any non-registered securities we sell in the future or issue to management or service providers in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we cease to be a shell company and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to pay management or other service providers with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our status as a shell company could prevent us from raising additional funds, engaging service providers, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.

Our independent auditors have issued reports questioning our ability to continue as a going concern. These reports may impair our ability to raise additional financing and adversely affect the price of our common stock.

The reports of our independent auditors contained in our financial statements for the years ended March 31, 2014 and 2013 each include a paragraph that explains that we have no continuing operations that result in positive cash flow.  This raises substantial doubt about our ability to continue as a going concern.  Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors.  These reports may make it difficult for us to raise additional financing, if sought, to make an acquisition, or to pursue a new opportunity if one is identified.  We urge you to review this reports before making any investment decision.

The board of directors may determine it to be in the best interest of the Company and its stockholders to liquidate and terminate the Company’s existence.

With the completion of the Escrow period and the second distribution, based on the advice of management regarding potential business opportunities available to the Company, or the lack thereof, or the advice of the Company’s tax, accounting, legal or other experts, our board of directors may, at any time, determine it to be in the best interest of the Company and its stockholders to liquidate the Company and terminate its existence.  Such action would result in a complete loss in the value of the common stock of the Company.

If we are unsuccessful in obtaining a source of capital to meet our ongoing expenses, we may be forced to liquidate and terminate the Company’s existence.

Following completion of the escrow period and the second distribution we have very limited capital to fund management’s efforts to identify new business opportunities.  While we continue to incur expenses, we do not currently generate any revenue nor do we expect to do so until such time as we can make an acquisition or exploit an opportunity that would allow us to generate revenue.  There is no guarantee we will be able to do so.  Similarly, there is no guarantee that if we were to identify an opportunity we would have sufficient funds then available to us to enable us to make an acquisition or exploit such an opportunity.  Given our current situation, economic conditions could materially adversely affect our ability to obtain credit or access the capital markets to fund an acquisition or exploit a new business opportunity, which would make it very difficult to pursue a new opportunity.

Risks Relating to Our Common Stock

If the existence of the Company is terminated, our common stock will cease to exist or trade on any market.

With the completion of the escrow period, the second distribution and the winding up of our operations in Kazakhstan, management and the board of directors may determine that it is in the best interest of the Company and its stockholders to liquidate the Company and terminate its existence.  In the event the Company’s existence is terminated, our common stock will cease to exist and there will be no market for our common stock.  This would result in a complete loss in the value of our common stock.

Our common stock is subject to the Commission’s penny stock rules, which may make it difficult for broker-dealers to complete customer transactions and adversely affect trading activity in our securities.

Any time we have net tangible assets of $5.0 million or less and our common stock has a market price per share of less than $5.00, transactions in our common stock will be subject to the “penny stock” rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

Item 1B. Unresolved Staff Comments

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 2.  Properties

Our principal executive and corporate offices are located in Salt Lake City, Utah, at 324 South 400 West, Suite 250, Salt Lake City, Utah 84101, USA.  We lease this space on a month-to-month basis.  We believe it is sufficient to meet our needs for the foreseeable future.

Item 3.  Legal Proceedings

Management is not aware of any material pending legal, judicial or administrative proceedings, to which the Company is a party or of which any property of the Company is the subject.

Item 4.  Mine Safety Disclosures

    None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted over-the-counter on the OTCQB under the symbol “BMBM.” The following table presents the high and low bid quotations for the fiscal years ended March 31, 2014 and 2013. The published high and low bid quotations were furnished to us by the OTC Markets Group, Inc. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal year ended March 31, 2014	High	Low

Fourth quarter	$ 0.008	$ 0.006
Third quarter	$ 0.013	$ 0.006
Second quarter	$ 0.016	$ 0.011
First quarter	$ 0.025	$ 0.012

Fiscal year ended March 31, 2013	High	Low

Fourth quarter	$ 0.03	$ 0.02
Third quarter	$ 0.31	$ 0.02
Second quarter	$ 0.28	$ 0.19
First quarter	$ 0.22	$ 0.19

Holders

As of June 24, 2014 we had approximately 363 shareholders of record holding 55,787,554 shares of our common stock.  The number of record holders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing houses or agencies.

Dividends

We have not declared or paid a cash dividend on our common stock during the past two fiscal years.  Our ability to pay dividends is subject to limitations imposed by Nevada law.  Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed it liabilities and it is able to pay its debts as they become due in the usual course of business.

In connection with the Sale, on October 24, 2011 we made an initial cash distribution to our stockholders in the amount of $1.04 per share.  On October 30, 2012 we made second cash distribution in the amount of $0.30 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report.

Performance Graph

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the quarter ended March 31, 2014.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities of the Company during the year ended March 31, 2014.

Item 6. Selected Financial Data

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 1 – Description of Business of the notes to our financial statements accompanying this report, on September 19, 2011 we sold all our interest in our oil and natural gas exploration and production assets with the sale of our wholly-owned subsidiary Emir Oil LLP (the “Sale”).  Since September 2011 we have been working to complete the Sale, wind down our operations in Kazakhstan, and identify new business opportunities that might allow us to take advantage of the expertise of our management staff and return additional value to our stockholders.

This discussion summarizes the significant factors affecting our results of operations, financial condition, and liquidity and capital resources during the years ended March 31, 2014 and 2013.  This discussion should be read in conjunction with the financial statements and notes to the financial statements accompanying this report.

Results of Continuing Operations

Year ended March 31, 2014 compared to the year ended March 31, 2013.

Revenue

We did not generate any revenue during the fiscal years ended March 31, 2014 and 2013.

Expenses

The following table presents details of our expenses for the years ended March 31, 2014 and 2013:

	For the year ended	For the year ended
	March 31, 2014	March 31, 2013
Costs and Operating Expenses:
General and administrative	$ 1,490,344	$ 2,994,025
Amortization and depreciation	98,356	115,926
Total	$1,588,700	$3,109,951

General and Administrative Expenses.  General and administrative expenses during the year ended March 31, 2014 were $1,490,344 compared to $2,994,025 during the year ended March 31, 2013.  General and administrative expenses were lower during the 2014 year because the level of management services we required from Lakeview was lower in the year ended March 31, 2014.  We anticipate general and administrative expenses will continue to trend lower unless our level of activity increases.

Amortization and Depreciation.  Amortization and depreciation expense for the year ended March 31, 2014 was 15% lower than in the year ended March 31, 2013 because of the lower depreciable asset base we had in 2014.  We anticipate amortization and depreciation expense to decrease to $0 as our assets were fully depreciated by the end of the year ended March 31, 2014.

Loss from Operations.  During the year ended March 31, 2014 we recognized a loss from operations of $1,588,700 compared to a loss from operations of $3,109,951 during the year ended March 31, 2013. This decrease in loss from operations during the year ended March 31, 2014 was the result of the 50% decrease in general and administrative expenses.  We anticipate loss from operations will follow the same trend a general and administrative expenses.

Total Other Income/Expense.  During the year ended March 31, 2014 we recognized total other income of $16,951 compared to total other income of $21,086 during the year ended March 31, 2013.  We did not incur any other income related to Kazakhstan operations in the year ended March 31, 2014, compared to $6,845 from Kazakhstan operations during the year ended March 31, 2013.

Net Loss/Income.  For all of the foregoing reasons, during the year ended March 31, 2014 we incurred a net loss of $1,571,749 compared to a net loss of $3,088,865 for the year ended March 31, 2013.  With the Sale, we are no longer generating revenues and as we wind down our operations, our expenses have decreased.  Because we have no revenue, we expect to continue to realize net losses in upcoming fiscal years, albeit at lower levels, unless our level of activity increases.

Liquidity and Capital Resources

As noted throughout this report, in September 2011 we completed the sale of our oil and natural gas exploration and production assets.  In September 2012 we completed our post-closing obligations in connection with the Sale and we have completed the winding up of our operations in Kazakhstan.  While we plan to continue our efforts to identify new business opportunities that could allow us to capitalize on the expertise of the Company’s management staff and return additional value to our stockholders, we have very limited funds remaining to continue such efforts.

We do not currently generate revenue and do not anticipate generating revenue until such time as we are able to identify and successfully exploit a new business opportunity.  We are not currently engaged in negotiations with any party regarding any new business opportunity and no assurance can be given that we will be able to identify or exploit a new business opportunity, or that we will have the funds then available to us to take advantage of any such opportunity.  These factors, coupled with the fact that our current liabilities now exceed our current assets, raise substantial doubt about our ability to continue as a going concern or to return any additional value to our stockholders.

Cash Flows

During the year ended March 31, 2014, cash was primarily used to pay current expenses. See below for additional discussion and analysis of cash flow.

	Year ended	Year ended
	March 31,	March 31,
	2014	2013

Net cash used in operating activities	$ (1,802,986)	$ (5,769,590)
Net cash provided by investing activities	$ -	$ -
Net cash used in financing activities	$ (73,300)	$ (23,139,157)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (1,876,286)	$ (28,908,747)

Our principal source of liquidity during the year ended March 31, 2014 was cash and cash equivalents.  At March 31, 2013 cash and cash equivalents totaled $10,463,531.  At March 31, 2014 cash and cash equivalents totaled $8,587,245.  At March 31, 2014 $8,540,365 was being held for distribution to stockholders who have not yet claimed their distributions pursuant to the first and/or second stockholder distributions as reflected in the table of Contractual Obligations and Contingencies below.

Contractual Obligations and Contingencies

The following table lists our significant commitments at March 31, 2014 excluding current liabilities, as listed on our balance sheets:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Initial cash distribution payable(1)	$ 6,620,623	$ 6,620,623	$ -	$ -	$ -
Second cash distribution from escrow account(1)	1,919,742	1,919,742	-	-	-

TOTAL	$ 8,540,365	$ 8,540,365	$ -	$ -	$ -

(1) See Note 4 – Shareholders’ Equity, of the financial statements for additional information regarding the first and second cash distributions.

Off-Balance Sheet Financing Arrangements

As of March 31, 2014 we had no off-balance sheet financing arrangements.

Critical Accounting Policies

We have identified certain accounting policies as critical to our business operations and an understanding of our financial statements.  The impact of these policies and associated risks are discussed throughout this Management’s Discussion and Analysis where such policies affect our reported and expected financial results.  A complete discussion of our accounting policies is included in Note 2 of the notes to our financial statements.

Recent Accounting Pronouncements

For details of applicable new accounting standards, please, refer to “Recent accounting pronouncements” in Note 2 of our financial statements accompanying this report.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

 Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data required by this Item 8 are included at page F-1 of this report.

 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the annual report on Form 10-K, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.)  Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014 to ensure that information required to be disclosed by us in the reports filed or submitted by us with the Commission under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements of our financial statements.  Projections of any evaluation of the effectiveness on internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, our management concluded that as of March 31, 2014 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth our directors and executive officers, their ages, and all offices and positions held.  Directors are elected for a period of three years and thereafter serve until their successor is duly elected by the stockholders and qualified.

Name of Director or Executive Officer	Age	Positions with the Company	Director Since	Officer Since

Boris Cherdabayev	61	Chairman of the Board of Directors	November 2003

Jason M. Kerr	42	Independent Director	May 2008

Leonard M. Stillman	71	Independent Director	October 2006

Valery Tolkachev	47	Independent Director	December 2003

Askar Tashtitov	35	President and Director	May 2008	May 2006

Evgeniy Ler	31	Chief Financial Officer		April 2009

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

Leonard M. Stillman. Mr. Stillman received his Bachelor of Science degree in mathematics from Brigham Young University and Masters of Business Administration from the University of Utah.  He began his career in 1963 with Sperry UNIVAC as a programmer developing trajectory analysis software for the Sergeant Missile system. Mr. Stillman spent many years as a designer and teacher of computer language classes at Brigham Young University, where he developed applications for the Administrative Department including the school’s first automated teacher evaluation system. During that time, he was also a Vice-President of Research and Development for Automated Industrial Data Systems, Inc. and the Owner of World Data Systems Company, which provided computerized payroll services for companies such as Boise Cascade.  Mr. Stillman has over 40 years of extensive business expertise including strategic planning, venture capital financing, budgeting, manufacturing planning, cost controls, personnel management, quality planning and management, and the development of standards, policies and procedures.  He has extensive skills in the design and development of computer software systems and computer evaluation. Mr. Stillman helped found Stillman George, Inc. in 1993 and founded Business Plan Tools, LLC in 2004.  He was employed with Stillman George, Inc. until

2010 where his primary responsibilities included managing information, technical development and financial analysis projects and development as well as general company management and consulting activities. He is currently employed by Business Plan Tools, LLC which provides cloud-based SaaS business planning software and consolidates a broad variety of skills from a growing group of business professionals to provide needed support in finance, marketing, management, sales, planning, product development and more to businesses worldwide.  Mr. Stillman also currently serves as the chief financial officer and a director of TobahMoaz, Inc., a company that filed an S-1 registration statement with the Commission in December 2012 and is currently pursuing effectiveness of said registration statement with the Commission.  Mr. Stillman currently serves on the Company’s Corporate Governance and Nominating Committee.  Other than as disclosed herein, Mr. Stillman is not currently, nor has he in the past five years been, a director or nominee of any other SEC registrant or registered investment company.  In concluding that Mr. Stillman should serve as a director of the Company, we considered his training in business management, strategic planning, corporate finance and information management.

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

Askar Tashtitov.  Mr. Tashtitov has been with the Company since 2004 and has served as President since May 2006 and as a director since May 2008.  Prior to joining the Company, from 2002 to 2004, Mr. Tashtitov was employed by PA Government Services, Inc.  Mr. Tashtitov worked as a management consultant specializing in oil and gas projects.  In May 2002 Mr. Tashtitov earned a Bachelor of Arts degree from Yale University majoring in Economics and History.  Mr. Tashtitov passed the AICPA Uniform CPA Examination in 2006. Mr. Tashtitov is not, nor has he in the past five years been, a director or nominee of any other SEC registrant or registered investment company.  We considered Mr. Tashtitov’s detailed understanding of the Company’s operations and strategic goals in concluding that he should serve as a director of the Company.

Evgeniy Ler. Mr. Ler has been with the Company since 2006. Prior to being appointed chief financial officer in April 2009, Mr. Ler served in other capacities with the Company including Finance Manager and Reporting Manager. From September 2011 (the closing of the Sale) to December 2012 Mr. Ler also served as a Deputy Director for Emir Oil, LLP.  Prior to joining the Company, from 2002 to 2006, Mr. Ler was employed by Deloitte & Touche where he held the position of Senior Auditor in Financial Services & Industries Group, Audit.  In that position he led large engagements for banks, financial institutions and oil and gas companies.  In 2003 Mr. Ler was awarded a Bachelor’s degree in Financial Management from the Kazakh-American University located in Almaty, Kazakhstan. In 2008 Mr. Ler passed the AICPA Uniform CPA Examination and was awarded licensure as a CPA in November 2013. Mr. Ler has also completed trainings in London on oil and gas financial reporting in accordance with IFRS and US GAAP and internal Deloitte trainings on audit, financial reporting and due diligence.

Family Relationships

There are no family relationships among our directors, executive officers and/or nominees.

Involvement in Certain Legal Proceedings

None of our executive officers or directors has been, during the past 10 years, subject to or involved in any of the following events that could be material to an evaluation of his ability or integrity, including:

(1)  a petition under the Federal bankruptcy laws or any state insolvency law being filed against, or a receiver, fiscal agent or similar officer being appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) been convicted in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting the following activities:

(i)
acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission (“CFTC”), or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	engaging in any type of business practice; or
(iii)	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws.

(4)  being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the rights of such person to engage in any activity described in (3)(i) above, or to be associated with persons engaged in any such activity;

(5)  being found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not be subsequently reversed, suspended or vacated;

(6)  being found by a court of competent jurisdiction in a civil action or by the CFTC to have violated any Federal commodities law, and the judgment in such civil action or finding by the CFTC has not been subsequently reversed, suspended, or vacated;

(7)  being the subject of, or a party to any Federal or State judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	any Federal or State securities or commodities law or regulation;
(ii)
any law or regulation regarding financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or petition order; or

(iii)	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and any persons who own more than 10% of the common stock of the Company to file with the Commission reports of beneficial ownership and changes in beneficial ownership of common stock.  Officers and directors are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such reports furnished to us or written representations that no reports were required, we believe that during fiscal 2014 all filing requirements applicable to our executive officers, directors and greater than 10% shareholders were met on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar duties.  The code is designed to deter wrongdoing and to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, timely, accurate and understandable disclosure in reports and documents that we file with, or submit to the Commission and in our other public communications; (iii) compliance with applicable governmental laws, rules and regulations; (iv) prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code.  A copy of our code of ethics was filed with the Commission as Exhibit 14.1 to the Company’s annual report on Form 10-KSB for the fiscal year ended March 31, 2004, filed with the Commission on June 29, 2004.  A copy of the code of ethics will be provided to any person without charge upon written request to our Corporate Secretary at 324 South 400 West, Suite 250, Salt Lake City, Utah 84101.

Director Nominations Procedures

There have been no material changes to the procedures set forth in our proxy statement filed with the Commission on November 18, 2009, by which security holders may recommend nominees to our board of directors.

Committees of the Board of Directors

The board has standing audit, compensation, and corporate governance and nominating committees.  The board has adopted written charters for each of these committees.  Copies of these charters will be provided to any person without charge upon written request to our Corporate Secretary at 324 South 400 West, Suite 250, Salt Lake City, Utah 84101.  Mr. Kerr currently serves on our audit committee.  Messrs. Kerr and Tolkachev currently serve on our compensation committee.  Messrs. Kerr, Tolkachev and Stillman currently serve on our corporate governance and nominating committee.

Audit Committee

Our board of directors has adopted an audit committee charter and established an audit committee, as defined in accordance with section 3(a)(58)(A) of the Exchange Act whose principal functions are to:

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

The audit committee has the sole authority to retain and terminate our independent registered public accounting firm and to approve the compensation paid to our independent registered public accounting firm.  The audit committee is responsible for the pre-approval of all non-audit services provided by our independent registered public accounting firm.  Non-audit services are only provided by our independent registered public accounting firm to the extent permitted by law.  As noted above, the audit committee is comprised of one independent director Jason Kerr.  Our board of directors has determined that Mr. Kerr does not qualify as an “audit committee financial expert” under the rules of the SEC adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002.

Our board may establish other committees or terminate the existence of existing committees from time to time to facilitate our management.

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

Item 11.  Executive Compensation

The table below summarizes compensation paid to or earned by all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”) regardless of compensation level and the only other individual who earned in excess of $100,000 during the last completed fiscal year. These individuals are referred to herein collectively as our “named executive officers” or “NEOs.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compen-sation ($)	Total ($)

Askar Tashtitov	2014	-0-	-0-	-0-	168,000(1)	168,000
President (PEO)	2013	-0-	-0-	-0-	168,000(1)	168,000

Boris Cherdabayev	2014	-0-	-0-	-0-	281,400(2)	281,400
Chairman of the	2013	-0-	-0-	-0-	5,281,400(3)	5,281,400
Board of Directors

(1)	Compensation paid to Mr. Tashtitov by Lakeview pursuant to a Services Agreement with Lakeview to provide management, administrative and support personnel and services to the Company.
(2)	Compensation paid to Mr. Cherdabayev by Lakeview pursuant to a Services Agreement with Lakeview to provide management, administrative and support personnel and services to the Company.
(3)
Includes $281,400 in compensation paid to Mr. Cherdabayev by Lakeview pursuant to a Services Agreement with Lakeview and a $5 million deferred extraordinary event payment paid to Mr. Cherdabayev in connection with the release of the escrow from the Sale.

Employment Agreements

We do not have employment agreements with any of our NEOs.  Our NEOs provide services to the Company on a month-to-month basis through Lakeview.

Outstanding Equity Awards at Fiscal Year End

As of March 31, 2014 none of our NEOs held outstanding stock options, unvested restricted stock grants or other shares of stock, units or other rights awarded under any equity incentive plan that have not vested or that have not been earned.

Compensation of Directors

We compensate the non-employee members of our board of directors.  Employee members of our board of directors do not receive additional compensation for board service.

Director Fees

Members of the board of directors who are not employees or consultants of the Company are paid a stipend for serving on the board.  In January 2013 the board of director stipend was reduced from $25,000 per year to $400 per year. In January 2014 the board of director stipend was reduced from $400 per year to $0.

Equity Compensation

We do not currently have a fixed plan for the award of equity compensation to our non-employee directors.  Equity compensation of non-employee directors, if any, is typically recommended by the compensation committee or management and is subject to approval of the full board of directors.  Any equity grants to directors are to be granted at a price equal to the fair market value of our common stock on the date of the grant.  We did not award any equity compensation to our non-employee directors during the year ended March 31, 2014.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our non-employee directors for services on our board during our 2014 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)

Jason Kerr	300	-0-	-0-	-0-	-0-	-0-	300
Leonard Stillman	300	-0-	-0-	-0-	-0-	-0-	300
Valery Tolkachev	300	-0-	-0-	-0-	-0-	-0-	300
Troy Nilson(1)	200	-0-	-0-	-0-	-0-	-0-	200

(1)	Mr. Nilson served as the director until September 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of June 24, 2014 the persons known to us to be the beneficial owners of more than five percent (5%) of the 55,787,554 shares of our outstanding common stock, other than directors and officers whose beneficial ownership is described in a subsequent table below.

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

The following table sets forth, as of June 24, 2014 the names and the number of shares of our 55,787,554 shares of outstanding common stock held of record beneficially by each officer and director and by all officers and directors as a group.

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	% of Class

Common	Boris Cherdabayev	6,248,727(1)	11.2%

Common	Jason Kerr	-0-	*

Common	Evgeniy Ler	190,000	*

Common	Leonard M. Stillman	-0-	*

Common	Askar Tashtitov	480,000	*

Common	Valery Tolkachev	81,579	*

Officers and Directors		7,000,306	12.5%
as a Group: (6 persons)

* Less Less than 1%.
(1)
The shares attributed to Mr. Cherdabayev include 4,128,601 shares held of record by Mr. Cherdabayev, 2,106,126 shares held by or for the benefit of Westfall Group Limited and 14,000 shares held of record by Asael T. Sorensen for the benefit of Boris Cherdabayev.  Mr. Cherdabayev is the sole owner of Westfall Group Limited.

Messrs. Tashtitov and Ler are officers of the Company.  Messrs. Cherdabayev, Kerr, Stillman, Tashtitov and  Tolkachev comprise the board of directors of the Company.

Change in Control

To the knowledge of management, there are no present arrangements or pledges of our securities the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-	4,025,000
Equity compensation plans not approved by security holders	-0-	-	-
Total	-0-	-	4,025,000

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

None.

Director Independence

The board of directors has determined that Jason Kerr, Leonard Stillman and Valery Tolkachev would be considered independent directors while Boris Cherdabayev the Chairman of our board of directors and Askar Tashtitov, our President would not be considered independent directors as that term is defined in the listing standards of the NYSE MKT, which is the standard that our board of directors has chosen to use for purposes of determining independence.  The Board has determined that the members of the audit committee, compensation committee and corporate governance and nominating committee are independent under the listing standards of the NYSE MKT.

Item 14. Principal Accountant Fees and Services

The firm of Hansen, Barnett & Maxwell, P.C. (“HBM”) has served as our independent registered accounting firm since our 2007 fiscal year.  During our 2014 fiscal year, Eide Bailly LLP (“Eide Bailly”) acquired the operations of HBM.  As a result, on September 1, 2013 HBM resigned as our independent registered public accounting firm and we engaged Eide Bailly to serve as our independent registered public accounting firm for the year ended March 31, 2014.  Eide Bailly is expected to serve as our independent registered public accounting firm for the 2015 fiscal year.

Principal accounting fees for professional services rendered for us by Eide Bailly and HBM for the years ended March 31, 2014 and 2013, are summarized as follows:

	Fiscal 2014	Fiscal 2013

Audit	$ 34,655	$ 45,319
Audit related	-	-
Tax	3,220	7,478
All other	-	-
Total	$ 37,875	$ 52,797

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

Tax Fees.  Eide Bailly and HBM billed us an aggregate of $3,220 and $7,478 for professional services rendered for tax compliance, tax advice and tax planning within the United States for the fiscal years ended March 31, 2014 and 2013.

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

The audit committee has determined that the provision of services by Eide Bailly and HBM described above are compatible with maintaining Eide Bailly’s and HBM’s independence.

  Item 15.  Exhibits, Financial Statement Schedules

(a)           The following documents are filed as part of this report:

Financial Statements

Report of Independent Registered Public Accounting Firm – Eide Bailly LLP, dated June 30, 2014

Report of Independent Registered Public Accounting Firm – Hansen, Barnett & Maxwell, P.C. dated July 1, 2013

Balance Sheets as of March 31, 2014 and 2013

Statements of Operations for the years ended March 31, 2014 and 2013

Statements of Shareholders’ Equity for the years ended March 31, 2013 and 2014

Statements of Cash Flows for the years ended March 31, 2014 and 2013

Notes to the Financial Statements

Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the financial statements or related notes.

Exhibits

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of BMB Munai, Inc.(1)
3.2	Amendment to Articles of Incorporation of BMB Munai, Inc.(2)
3.3	By-Laws of BMB Munai, Inc. (as amended through July 8, 2010)(3)
4.1	BMB Munai, Inc. 2004 Stock Incentive Plan(4) +
4.2	BMB Munai, Inc. 2009 Equity Incentive Plan(5) +
14.1	Code of Ethics(6)
21.1	Subsidiaries*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following BMB Munai, Inc. financial information for the year ended March 31, 2014, formatted in XBRL (eXtensive Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements.*(7)

*   Filed herewith.
+  Indicates management contract, compensatory plan or arrangement of the Company.
(1)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on January 18, 2005.
(2)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on June 26, 2006.
(3)  Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on July 13, 2010.
(4)  Incorporated by reference to Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on September 20, 2004.
(5)  Incorporated by reference to Registrant’s Revised Definitive Proxy Statement on Schedule 14A filed with the Commission on June 23, 2008.
(6) Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the Commission on June 29, 2004.
(7) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filer or part of a registration statement of prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

BMB MUNAI, INC.

Date: June 30, 2014	By:	/s/ Askar Tashtitov
Askar Tashtitov
President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Askar Tashtitov	President and Director	June 30, 2014
Askar Tashtitov

/s/ Evgeny Ler	Chief Financial Officer	June 30, 2014
Evgeny Ler

/s/ Boris Cherdabayev	Chairman of the Board of Directors	June 30, 2014
Boris Cherdabayev

/s/ Jason Kerr	Director	June 30, 2014
Jason Kerr

/s/ Leonard Stillman	Director	June 30, 2014
Leonard Stillman

/s/ Valery Tolkachev	Director	June 30, 2014
Valery Tolkachev

FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BMB Munai, Inc.

We have audited the accompanying balance sheet of BMB Munai, Inc. (the Company) as of March 31, 2014 and the related statements of operations, shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidences supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BMB Munai, Inc. as of March 31, 2014 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At the date of this report, BMB Munai, Inc. has no continuing operations that result in positive cash flow. This situation raises substantial doubt about its ability to continue as a going concern. Management’s assessment concerning this matter is described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Eide Bailly LLP

Salt Lake City, Utah
June 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BMB Munai, Inc.

We have audited the accompanying balance sheet of BMB Munai, Inc. (the Company) as of March 31, 2013 and the related statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BMB Munai, Inc. as of March 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As a result of the sale of Emir Oil LLP, BMB Munai, Inc. has no continuing operations that result in positive cash flow. This situation raises substantial doubt about its ability to continue as a going concern. Management’s assessment concerning this matter is described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
July 1, 2013

BMB MUNAI, INC.

BALANCE SHEETS

	Notes	March 31, 2014	March 31, 2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	3	$8,587,245	$ 10,463,531

Total current assets		8,587,245	10,463,531

LONG TERM ASSETS
Other fixed assets, net		-	98,356

Total long term assets		-	98,356

TOTAL ASSETS		$8,587,245	$ 10,561,887

LIABILITIES AND SHAREHOLDERS’ EQUITY/DEFICIT

CURRENT LIABILITIES
Accounts payable		$66,177	$ 373,202
Taxes payable, accrued liabilities and other payables		-	22,568
Deferred distribution payments	4	8,540,365	8,613,665

Total current liabilities		8,606,542	9,009,435

SHAREHOLDERS’ DEFICIT
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding		-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 55,787,554 and 55,787,554 shares outstanding, respectively		55,788	55,788
Additional paid in capital		89,363,319	89,363,319
Accumulated deficit		(89,438,404)	(87,866,655)

Total shareholders’ equity/deficit		(19,297)	1,552,452

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY/DEFICIT		$8,587,245	$ 10,561,887

The accompanying notes are an integral part of these financial statements.

BMB MUNAI, INC.

STATEMENTS OF OPERATIONS

	Notes	Year ended March 31, 2014	Year ended March 31, 2013

REVENUES		$ -	$ -

COSTS AND OPERATING EXPENSES
General and administrative		1,490,344	2,994,025
Amortization and depreciation		98,356	115,926
Total costs and operating expenses		1,588,700	3,109,951

LOSS FROM OPERATIONS		(1,588,700)	(3,109,951)

OTHER INCOME
Foreign exchange gain, net		-	31
Interest income		16,951	14,210
Other income, net		-	6,845
Total other income		16,951	21,086

NET LOSS		(1,571,749)	(3,088,865)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	5	$ (0.03)	$ (0.06)

The accompanying notes are an integral part of these financial statements.

BMB MUNAI, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

				Additional
		Common Stock		paid-in	Accumulated
	Notes	Shares	Amount	capital	deficit	Total

At March 31, 2012		55,787,554	$ 55,788	$ 106,099,585	$ (84,777,790)	$ 21,377,583

Shareholder distribution	4	-	-	(16,736,266)	-	(16,736,266)
Net loss for the year		-	-	-	(3,088,865)	(3,088,865)

At March 31, 2013		55,787,554	$ 55,788	$ 89,363,319	$ (87,866,655)	$ 1,552,452

Net loss for the year		-	-	-	(1,571,749)	(1,571,749)

At March 31, 2014		55,787,554	$ 55,788	$ 89,363,319	$ (89,438,404)	$ (19,297)

The accompanying notes are an integral part of these financial statements.

BMB MUNAI, INC.

STATEMENTS OF CASH FLOWS

		Year ended March 31,
	Notes	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(1,571,749)	$(3,088,865)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		98,356	115,924
Provision expense for notes receivable		-	220,875
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other assets		-	1,616,915
(Decrease) in accounts payable		(307,025)	(4,645,510)
(Decrease)/increase in taxes payable and accrued liabilities		(22,568)	11,071
Net cash used in operating activities		(1,802,986)	(5,769,590)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities		-	-
		-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred distribution payment	4	(73,300)	(23,139,157)
Net cash used in financing activities		(73,300)	(23,139,157)

NET CHANGE IN CASH AND CASH EQUIVALENTS		(1,876,286)	(28,908,747)
CASH AND CASH EQUIVALENTS at beginning of period		10,463,531	39,372,278
CASH AND CASH EQUIVALENTS at end of period		8,587,245	10,463,531

The accompanying notes are an integral part of these financial statements.

BMB MUNAI, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS MARCH 31, 2014

NOTE 1 – DESCRIPTION OF BUSINESS

BMB Munai, Inc., (the “Company” or “BMB Munai”) is a Nevada corporation that originally incorporated in the State of Utah in 1981. From 2003 to 2011 the Company’s business activities focused on oil and natural gas exploration and production in the Republic of Kazakhstan (also referred to herein as the “ROK” or “Kazakhstan”) through its then wholly-owned subsidiary Emir Oil LLP.

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

The Company does not anticipate generating revenue unless it is able to identify and exploit a new business opportunity. The Company is not currently engaged in negotiations with any party regarding a new business opportunity and no assurance can be given that the Company will be able to identify or exploit any opportunity.  Further, no assurance can be given that the Company will have the funds available to it that would enable it to take advantage of such opportunity should one be identified. These factors, coupled with the fact that the Company’s current liabilities exceed its current assets, raise substantial doubt about the Company’s ability to continue as a going concern.

 NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Going concern

As a result of the Sale, the Company has no subsidiaries and no continuing operations that generate positive cash flow and the Company’s current liabilities now exceed its current liabilities, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to continue its efforts to reduce expenses to preserve the minimal funds it has available for as long as possible.

Subsequent event

The Company’s management has evaluated subsequent events through the date the financial statements were issued and has found no subsequent events to report.

Use of estimates

The preparation of audited financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the audited financial statements and revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates and affect the results reported in these audited financial statements.

BMB MUNAI, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS MARCH 31, 2014

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

Other fixed assets of the Company are evaluated annually for impairment. If the sum of expected undiscounted cash flows is less than net book value, unamortized costs of other fixed assets will be reduced to a fair value. Based on the Company’s analysis at March 31, 2014 no impairment of other assets is necessary.

BMB MUNAI, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS MARCH 31, 2014

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

 NOTE 3 – CASH AND CASH EQUIVALENTS

As of March 31, 2014 and March 31, 2013 cash and cash equivalents included deposits in U.S. banks in the amount of $8,587,245 and $10,463,531, respectively. The Company’s deposits in U.S. banks are in non-FDIC insured accounts which means they are not insured to the $250,000 FDIC insurance limit. To mitigate this risk, the Company has placed all of its U.S. deposits in a money market account that invests in U.S. government backed securities.

In March 2013 the Company placed $6,502,038 in an investment account. This account was closed in January 2014 and the balance, $6,509,551, was transferred to Company’s savings account. During the fiscal year ended March 31, 2014 the Company recognized interest income from this investment account of $14,480, which was recorded as interest income in these financial statements.

 NOTE 4 – SHAREHOLDERS’ EQUITY/DEFICIT

Shareholder distributions

On October 24, 2011 the Company made an initial cash distribution of $1.04 per share to common stockholders of record on October 10, 2011 from the proceeds of the Sale. The total amount calculated for this distribution to common stockholders was $58,019,056.

Following the completion of its post-closing obligations in connection with the Sale, on October 30, 2012 the Company declared and made a second cash distribution of $0.30 per share to common stockholders of record on October 15, 2012. The total amount calculated for this distribution to common stockholders was $16,736,266.

As of March 31, 2014 the amount paid from the first distribution was $51,398,433 with $6,620,623 payable, and the amount paid from the second distribution was $14,816,523 with $1,919,742 payable. These payables have been accrued and included in deferred distribution payments on the balance sheet.

BMB MUNAI, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS MARCH 31, 2014

 NOTE 5 – EARNINGS PER SHARE INFORMATION

The calculation of the basic earnings per share is based on the following data:

Year ended
	March 31, 2014	March 31, 2013

Net loss	$ (1,571,749)	$ (3,088,865)

Basic weighted-average common shares outstanding	55,787,554	55,787,554

Basic loss per common share	$ (0.03)	$ (0.06)

As of March 31, 2014 and 2013, there were no options, warrants, or restricted stock grants outstanding.

 NOTE 6 – INCOME TAXES

Losses before income taxes derived from U.S. operations are for the year ended March 31, 2014 and 2013 amounted to $1,571,749 and $3,088,865, respectively.

The income tax benefit in the Statements of Operations is comprised of:

	Year ended March 31, 2014	Year ended March 31, 2013

Current tax expense	$ -	$ -
Deferred tax benefit	-	-

	$ -	$ -

The difference between the income tax benefits reported and amounts computed by applying the U.S. Federal rate to pretax income consisted of the following:

	Year ended March 31, 2014	Year ended March 31, 2013

Tax at federal statutory rate (34%)	$ (5,756,400)	$ (5,222,005)
Effect of lower foreign tax rates	-	-
Non-deductible expenses	-	-
Valuation allowance	5,756,400	5,222,005
	$ -	$ -

BMB MUNAI, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS MARCH 31, 2014

As of March 31, 2014 the Company had net operating loss carry forwards for income tax purposes of $16,930,588, which if unused, will expire in years 2026 through 2034. A valuation allowance is recorded against the deferred tax assets resulting from the Company’s net operating loss.

The components of deferred tax assets and deferred tax liabilities are as follows:

	March 31, 2014	March 31, 2013

Deferred tax assets:
Tax losses carried forward	$ 5,756,400	$ 5,222,005
Valuation allowance	(5,756,400)	(5,222,005)
	-	-
Deferred tax liabilities:
Accrued interest income	-	-
	-	-
Net deferred tax liability	$ -	$ -

The Company has deferred income taxes only in the U.S.

Accounting for Uncertainty in Income Taxes - In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns. The Company’s U.S. federal income tax returns for the fiscal years ended March 31, 2011 through 2013 remain subject to examination. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon an audit. Therefore, the Company has no reserves for uncertain tax positions. No interest or penalties have been levied against the Company and none are anticipated, therefore no interest or penalties have been included in the provision for income taxes.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

21.1	Subsidiaries
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002