Form 10-Q
period 2014-06-30
BMB MUNAI INC
filed 2014-08-13
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes	☒	No	☐

As of August 11, 2014, the registrant had 55,787,554 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Unaudited Condensed Financial Statements

BMB MUNAI, INC.

CONDENSED BALANCE SHEETS

	Notes	June 30, 2014	March 31, 2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	3	$ 8,585,884	$ 8,587,245

Total current assets		8,585,884	8,587,245

TOTAL ASSETS		$ 8,585,884	$ 8,587,245

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$ 93,517	$ 66,177
Deferred distribution payments	4	8,540,365	8,540,365

Total current liabilities		8,633,882	8,606,542

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding		-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 55,787,554 and 55,787,554 shares outstanding, respectively		55,788	55,788
Additional paid in capital		89,363,319	89,363,319
Accumulated deficit		(89,467,105)	(89,438,404)

Total shareholders’ equity		(47,998)	(19,297)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$8,585,884	$ 8,587,245

The accompanying notes are an integral part of these unaudited condensed financial statements.

BMB MUNAI, INC.

CONDENSED STATEMENTS OF OPERATIONS

		Three months ended June 30,
	Notes	2014 (unaudited)	2013 (unaudited)

REVENUES		$ -	$ -

COSTS AND OPERATING EXPENSES
General and administrative		30,328	514,965
Amortization and depreciation		-	28,981

Total costs and operating expenses		30,328	543,946

LOSS FROM OPERATIONS		(30,328)	(543,946)

OTHER INCOME
Interest income, net		1,627	609

Total other income		1,627	609

NET LOSS		$ (28,701)	$ (543,337)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	5	$(0.00)	$ (0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BMB MUNAI, INC.

CONDENSED STATEMENTS OF CASH FLOWS

		Three months ended June 30,
	Notes	2014 (unaudited)	2013 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(28,701)	$(543,337)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		-	28,981
Changes in operating assets and liabilities
Increase in accounts payable		27,340	61,509
Increase in taxes payables and accrued liabilities		-	15,559
Net cash used in operating activities		(1,361)	(437,288)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities		-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred distribution payment	4	-	(6,300)
Net cash used in financing activities		-	(6,300)

NET CHANGE IN CASH AND CASH EQUIVALENTS		(1,361)	(443,588)
CASH AND CASH EQUIVALENTS at beginning of period		8,587,245	10,463,531
CASH AND CASH EQUIVALENTS at end of period		$8,585,884	$10,019,943

The accompanying notes are an integral part of these unaudited condensed financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 1 – DESCRIPTION OF BUSINESS

BMB Munai, Inc., (the “Company” or “BMB Munai”) is a Nevada corporation that originally incorporated in the State of Utah in 1981. From 2003 to 2011 the Company’s business activities focused on oil and natural gas exploration and production in the Republic of Kazakhstan through its then wholly-owned subsidiary Emir Oil LLP.

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

The Company does not anticipate generating revenue unless it is able to identify and exploit a new business opportunity. No assurance can be given that the Company will be able to identify or exploit a new business opportunity.  Further, no assurance can be given that the Company will have the funds available to it that would enable it to take advantage of such opportunity should one be identified. These factors, coupled with the fact that the Company’s current liabilities exceed its current assets, raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Going concern

As a result of the Sale, the Company has no subsidiaries and no continuing operations that generate positive cash flow and the Company’s current liabilities now exceed its current assets, these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company plans to continue its efforts to reduce expenses to preserve the minimal funds it has available for as long as possible.

Subsequent event

The Company’s management has evaluated subsequent events through the date the financial statements were issued and has found no subsequent events to report.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014

Use of estimates

The preparation of unaudited financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates and affect the results reported in these unaudited financial statements.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014

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

NOTE 3 – CASH AND CASH EQUIVALENTS

As of June 30, 2014 and March 31, 2014 cash and cash equivalents included deposits in U.S. banks in the amount of $8,585,884 and $8,587,245, respectively. The Company’s deposits in U.S. banks are in non-FDIC insured accounts which means they are not insured to the $250,000 FDIC insurance limit.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014

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

As of June 30, 2014 the amount paid from the first distribution was $51,398,433 with $6,620,623 payable, and the amount paid from the second distribution was $14,816,523 with $1,919,742 payable. These payables have been accrued and included in deferred distribution payments on the balance sheet.

NOTE 5 – EARNINGS PER SHARE INFORMATION

The calculation of basic earnings per share is based on the following data:

Three months ended
	June 30, 2014	June 30, 2013

Net loss	$ (28,701)	$ (543,337)

Basic weighted-average common shares outstanding	55,787,554	55,787,554

Basic loss per common share	$ (0.00)	$ (0.01)

As of June 30, 2014 and 2013 there were no options, warrants, or restricted stock grants outstanding.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our unaudited condensed financial statements and the accompanying notes included in this quarterly report on Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with our annual report on Form 10-K for the year ended March 31, 2014.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are based on management’s beliefs and assumptions and on information currently available to management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, our ability to identify or pursue other opportunities to exploit the expertise of the Company’s management staff and return value to the Company’s stockholders, our results of operations, cash flows, capital resources and liquidity, and future actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “predict,” “may,” “should,” “could,” “will” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  These factors include, but are not limited to, our ability to identify and exploit a new business opportunity, having sufficient funds then available to us to take advantage of any such opportunity, satisfaction of outstanding obligations, costs and expenses, economic conditions, competition, legislative requirements, sufficiency of working capital, capital resources and liquidity and other factors detailed herein and in our other Securities and Exchange Commission filings.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

This discussion summarizes the significant factors affecting our results of operations, financial condition, and liquidity and capital resources during the periods ended June 30, 2014 and 2013.  This discussion should be read in conjunction with the unaudited condensed financial statements and notes to the unaudited condensed financial statements accompanying this report.

Results of Operations

Three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Revenue

We did not generate any revenue during the three months ended June 30, 2014 and 2013.

Expenses

The following table presents details of our expenses for the three months ended June 30, 2014 and 2013:

	For the three months ended June 30, 2014	For the three months ended June 30, 2013
Costs and Operating Expenses:
General and administrative	$ 30,328	$ 514,965
Amortization and depreciation	-	28,981
Total	$ 30,328	$ 543,946

General and Administrative Expenses.  General and administrative expenses during the three months ended June 30, 2014 were $30,328 compared to $514,965 during the three months ended June 30, 2013.  General and administrative expenses were lower during the quarter ended June 30, 2014 period because the level of management services we required from Lakeview International, Inc. (“Lakeview”) was lower than during the quarter ended June 30, 2013.

Amortization and Depreciation. Amortization and depreciation expense for the three months ended June 30, 2014 was zero because our fixed assets are fully amortized as of June 30, 2014.

Loss from Operations.  During the three months ended June 30, 2014 we recognized a loss from operations of $30,328 compared to a loss from operations of $543,946 during the three months ended June 30, 2013. This decrease in loss from operations during three months ended June 30, 2014 is the result of the 94% decrease in general and administrative expenses.

Total Other Income.  During the three months ended June 30, 2014 we recognized total other income of $1,627 compared to total other income of $609 during the three months ended June 30, 2013. The increase resulted from higher interest income on our cash balances.

Net Loss. For all of the foregoing reasons, during the three months ended June 30, 2014 we incurred a net loss of $28,701 compared to a net loss of $543,337 for the three months ended June 30, 2013.  With the Sale, we are no longer generating revenues and as we wind down our operations, our expenses have decreased.  Because we have no revenue, we expect to continue to realize net losses in upcoming fiscal periods, albeit at lower levels compared to the same periods in prior fiscal years, unless our level of activity increases.

Liquidity and Capital Resources

As noted throughout this report, in September 2011 we completed the sale of our oil and natural gas exploration and production assets.  In September 2012 we completed our post-closing obligations in connection with the Sale.  We continue our efforts to identify new business opportunities that will allow us to capitalize on the expertise of the Company’s management staff and return additional value to our stockholders, but we have limited funds remaining to continue such efforts.  There is no assurance that we will be able to continue such efforts or that, at some point, our board of directors will not determine that it is in the best interest of the Company and its stockholders to dissolve the Company.

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

Cash Flows

During the three months ended June 30, 2014 cash was primarily used to pay for current expenses. See below for additional discussion and analysis of cash flow.

	Three months ended June 30, 2014	Three months ended June 30, 2013

Net cash used in operating activities	$ (1,361)	$ (437,288)
Net cash provided by investing activities	$ -	$ -
Net cash used in financing activities	$ -	$ (6,300)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (1,361)	$ (443,588)

Our principal source of liquidity during the three months ended June 30, 2014 was cash and cash equivalents.  At March 31, 2014 cash and cash equivalents totaled $8,587,245.  At June 30, 2014 cash and cash equivalents totaled $8,585,884. Of this amount $8,540,365 is held for distribution to shareholders who have not yet claimed their distributions pursuant to the first and/or second stockholder distributions as reflected in the table of Contractual Obligations and Contingencies below.

Contractual Obligations and Contingencies

The following table lists our significant commitments at June 30, 2014, excluding current liabilities as listed on our condensed balance sheet:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Initial cash distribution payable(1)	$ 6,620,623	$ 6,620,623	$ -	$ -	$ -
Second cash distribution payable(1)	1,919,742	1,919,742	-	-	-

TOTAL	$ 8,540,365	$ 8,540,365	$ -	$ -	$ -

(1) See Note 4 – Shareholders’ Equity for additional information regarding the initial cash distribution payable and the second cash distribution payable.

Off-Balance Sheet Financing Arrangements

As of June 30, 2014 we had no off-balance sheet financing arrangements.

Inflation

As we have no operations, we believe inflation does not currently have a significant impact on our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014 our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

We believe there are no additions to the risk factors disclosed in our annual report on Form 10-K for the year ended March 31, 2014.

Item 6. Exhibits

Exhibits.  The following exhibits are filed or furnished, as applicable, as part of this report:

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Principal Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101
The following BMB Munai, Inc. financial information for the year ended June 30, 2014, formatted in XBRL (eXtensive Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filer or part of a registration statement of prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf, thereunto duly authorized.

BMB MUNAI, INC.

Date:	August 14, 2014	/s/ Askar Tashtitov
Askar Tashtitov President

Date:	August 14, 2014	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer