Form 10-Q
period 2014-09-30
BMB MUNAI INC
filed 2014-11-13
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

As of November 12, 2014, the registrant had 55,787,554 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1 - Unaudited Condensed Financial Statements
BMB MUNAI, INC.
CONDENSED BALANCE SHEETS

	Notes	September 30, 2014	March 31, 2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	3	$8,583,192	$8,587,245

Total current assets		8,583,192	8,587,245

TOTAL ASSETS		$8,583,192	$8,587,245

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$107,493	$66,177
Deferred distribution payments	4	8,537,905	8,540,365

Total current liabilities		8,645,398	8,606,542

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding		-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 55,787,554 and 55,787,554 shares outstanding, respectively		55,788	55,788
Additional paid in capital		89,363,319	89,363,319
Accumulated deficit		(89,481,313)	(89,438,404)

Total shareholders’ equity		(62,206)	(19,297)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$8,583,192	$8,587,245

The accompanying notes are an integral part of these unaudited condensed financial statements.

BMB MUNAI, INC.

CONDENSED STATEMENTS OF OPERATIONS

		Three months ended September 30,		Six months ended September 30,
	Notes	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)

REVENUES		$-	$-	$-	$-

COSTS AND OPERATING EXPENSES
General and administrative		15,853	575,105	46,181	1,090,069
Amortization and depreciation		-	28,982	-	57,964

Total costs and operating expenses		15,853	604,087	46,181	1,148,033

LOSS FROM OPERATIONS		(15,853)	(604,087)	(46,181)	(1,148,033)

OTHER INCOME
Interest income, net		1,645	211	3,272	820

Total other income		1,645	211	3,272	820

NET LOSS		$(14,208)	$(603,876)	$(42,909)	$(1,147,213)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	5	$(0.00)	$(0.01)	$(0.00)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BMB MUNAI, INC.

CONDENSED STATEMENTS OF CASH FLOWS

		Six months ended September 30,
	Notes	2014 (unaudited)	2013 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(42,909)	$(1,147,213)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization		-	57,963
Changes in operating assets and liabilities:
Increase/ (decrease) in accounts payable		41,316	(205,365)
Increase in taxes payables and accrued liabilities		-	11,615
Net cash used in operating activities		(1,593)	(1,283,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities		-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred distribution payment	4	(2,460)	(6,300)
Net cash used in financing activities		(2,460)	(6,300)

NET CHANGE IN CASH AND CASH EQUIVALENTS		(4,053)	(1,289,300)
CASH AND CASH EQUIVALENTS at beginning of period		8,587,245	10,463,531
CASH AND CASH EQUIVALENTS at end of period		$8,583,192	$9,174,231

The accompanying notes are an integral part of these unaudited condensed financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 1 – DESCRIPTION OF BUSINESS

BMB Munai, Inc. (the “Company” or “BMB Munai”) is a Nevada corporation that originally incorporated in the State of Utah in 1981. From 2003 to 2011 the Company’s business activities focused on oil and natural gas exploration and production in the Republic of Kazakhstan through its then wholly-owned subsidiary Emir Oil LLP.

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
SEPTEMBER 30, 2014

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
SEPTEMBER 30, 2014

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

NOTE 3 – CASH AND CASH EQUIVALENTS

As of September 30, 2014 and March 31, 2014 cash and cash equivalents included deposits in U.S. banks in the amount of $8,583,192 and $8,587,245, respectively. The Company’s deposits in U.S. banks are in non-FDIC insured accounts which means they are not insured to the $250,000 FDIC insurance limit.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

As of September 30, 2014 the amount paid from the first distribution was $51,398,433 with $6,620,623 payable, and the amount paid from the second distribution was $14,818,983 with $1,917,282 payable. These payables have been accrued and included in deferred distribution payments on the balance sheet.

NOTE 5 – EARNINGS PER SHARE INFORMATION

The calculation of basic earnings per share is based on the following data:

	Three months ended		Six months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net loss	$(14,208)	$(603,876)	$(42,909)	$(1,147,213)

Basic weighted-average common shares outstanding	55,787,554	55,787,554	55,787,554	55,787,554

Basic loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

As of September 30, 2014 and 2013 there were no options, warrants, or restricted stock grants outstanding.

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

This discussion summarizes the significant factors affecting our results of operations, financial condition, and liquidity and capital resources during the periods ended September 30, 2014 and 2013.  This discussion should be read in conjunction with the unaudited condensed financial statements and notes to the unaudited condensed financial statements accompanying this report.

Results of Operations

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Revenue

We did not generate any revenue during the three months ended September 30, 2014 and 2013.

Expenses

The following table presents details of our expenses for the three months ended September 30, 2014 and 2013:

	For the three months ended September 30, 2014	For the three months ended September 30, 2013
Costs and Operating Expenses:
General and administrative	$15,853	$575,105
Amortization and depreciation	-	28,982
Total	$15,853	$604,087

General and Administrative Expenses.  General and administrative expenses during the three months ended September 30, 2014 were $15,853 compared to $575,105 during the three months ended September 30, 2013.  General and administrative expenses were lower during the quarter ended September 30, 2014 because the level of management services we required from Lakeview International, Inc. (“Lakeview”) was lower than during the quarter ended September 30, 2013.

Amortization and Depreciation. Amortization and depreciation expense for the three months ended September 30, 2014 decreased to zero because our fixed assets were fully amortized as of September 30, 2014.

Loss from Operations.  During the three months ended September 30, 2014 we recognized a loss from operations of $15,853 compared to a loss from operations of $604,087 during the three months ended September 30, 2013. This decrease in loss from operations during the three months ended September 30, 2014 is the result of the 97% decrease in general and administrative expenses.

Total Other Income.  During the three months ended September 30, 2014 we recognized total other income of $1,645 compared to total other income of $211 during the three months ended September 30, 2013.  The increase resulted from higher interest income on our cash balances.

Net Loss.  For the reasons discussed above, during the three months ended September 30, 2014 we incurred a net loss of $14,208 compared to a net loss of $603,876 for the three months ended September 30, 2013.  With the Sale, we are no longer generating revenues and as we wind down our operations, our expenses have decreased.  Because we have no revenue, we expect to continue to realize net losses in upcoming fiscal periods, albeit at lower levels compared to the same periods in prior fiscal years unless our level of activity increases.

Results of Operations

Six months ended September 30, 2014 compared to the six months ended September 30, 2013.

Revenue

We did not generate any revenue during the six months ended September 30, 2014 and 2013.

Expenses

The following table presents details of our expenses for the six months ended September 30, 2014 and 2013:

	For the six months ended September 30, 2014	For the six months ended September 30, 2013
Costs and Operating Expenses:
General and administrative	$46,181	$1,090,069
Amortization and depreciation	-	57,964
Total	$46,181	$1,148,033

General and Administrative Expenses.  General and administrative expenses during the six months ended September 30, 2014 were $46,181 compared to $1,090,069 during the six months ended September 30, 2013.  General and administrative expenses were lower during the six months ended September 30, 2014 because, with the winding down of our operations we required a lower level of management services than during the six months ended September 30, 2013.

Amortization and Depreciation.  Amortization and depreciation expense for the six months ended September 30, 2014 decreased to zero because our fixed assets were fully amortized as of September 30, 2014.

Loss from Operations.  During the six months ended September 30, 2014 we recognized a loss from operations of $46,181 compared to a loss from operations of $1,148,033 during the six months ended September 30, 2013. This decrease in loss from operations during six months ended September 30, 2014 is the result of the 96% decrease in general and administrative expenses.

Total Other Income.  During the six months ended September 30, 2014 we recognized total other income of $3,272 compared to total other income of $820 during the six months ended September 30, 2013. The increase resulted from higher interest income on our cash balances.

Net Loss.  For the reasons discussed above, during the six months ended September 30, 2014 our net loss decreased to $42,909 from a net loss of $1,147,213 for the six months ended September 30, 2013.  As discussed above, with the Sale, we are no longer generating revenues and as we wind down our operations, our expenses have decreased.  We expect to continue to realize net losses in upcoming fiscal periods, albeit at lower levels compared to the same periods in prior fiscal years, unless we are able to identify a new business opportunity to generate revenue and increase our level of activity.

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

We do not currently generate revenue and do not anticipate generating revenue until such time as we are able to identify and exploit a new business opportunity.  No assurance can be given that we will be successful in identifying and exploiting any new business opportunity, or that we will have the funds then available to us to take advantage of any such opportunity.  These factors raise substantial doubt about our ability to continue as a going concern or to return any additional value to our stockholders.

Cash Flows

During the six months ended September 30, 2014 cash was primarily used to pay for current expenses.  See below for additional discussion and analysis of cash flow.

	Six months ended September 30, 2014	Six months ended September 30, 2013

Net cash used in operating activities	$(1,593)	$(1,283,000)
Net cash provided by investing activities	$-	$-
Net cash used in financing activities	$(2,460)	$(6,300)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(4,053)	$(1,289,300)

Our principal source of liquidity during the six months ended September 30, 2014 was cash and cash equivalents.  At March 31, 2014 cash and cash equivalents totaled $8,587,245.  At September 30, 2014 cash and cash equivalents totaled $8,583,192.  Of this amount $8,537,905 is held for distribution to shareholders who have not yet claimed their distributions pursuant to the first and/or second stockholder distributions as reflected in the table of Contractual Obligations and Contingencies below.

Contractual Obligations and Contingencies

The following table lists our significant commitments at September 30, 2014, excluding current liabilities as listed on our condensed balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Initial cash distribution payable(1)	$6,620,623	$6,620,623	$-	$-	$-
Second cash distribution payable(1)	1,917,282	1,917,282	-	-	-

TOTAL	$8,537,905	$8,537,905	$-	$-	$-

(1)	See Note 4 – Shareholders’ Equity for additional information regarding the initial cash distribution payable and the second cash distribution payable.

Off-Balance Sheet Financing Arrangements

As of September 30, 2014 we had no off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014 our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 101
The following BMB Munai, Inc. financial information for the year ended September 30, 2014, formatted in XBRL (eXtensive Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf, thereunto duly authorized.

BMB MUNAI, INC.

Date:November 13, 2014	/s/ Askar Tashtitov
Askar Tashtitov President

Date: November 13, 2014	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer