Form 10-Q
period 2014-12-31
BMB MUNAI INC
filed 2015-02-13
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014

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

As of February 13, 2015, the registrant had 55,787,554 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1 – Unaudited Condensed Financial Statements
BMB MUNAI, INC.
CONDENSED BALANCE SHEETS

	Notes	December 31, 2014	March 31, 2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	3	$ 8,638,978	$ 8,587,245

Total current assets		8,638,978	8,587,245

TOTAL ASSETS		$ 8,638,978	$ 8,587,245

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$ 121,622	$ 66,177
Deferred distribution payments	4	8,537,905	8,540,365

Total current liabilities		8,659,527	8,606,542

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding		-	-
Common stock - $0.001 par value; 500,000,000 shares authorized;
55,787,554 and 55,787,554 shares outstanding, respectively		55,788	55,788
Additional paid in capital		89,363,319	89,363,319
Accumulated deficit		(89,439,656)	(89,438,404)

Total shareholders’ equity		(20,549)	(19,297)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 8,638,978	$ 8,587,245

The accompanying notes are an integral part of these unaudited condensed financial statements.

BMB MUNAI, INC.

CONDENSED STATEMENTS OF OPERATIONS

		Three months ended December 31,		Nine months ended December 31,
	Notes	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)

REVENUES		$ -	$ -	$ -	$ -

COSTS AND OPERATING EXPENSES
General and administrative		14,767	360,596	60,948	1,450,665
Amortization and depreciation		-	28,982	-	86,946

Total costs and operating expenses		14,767	389,578	60,948	1,537,611

LOSS FROM OPERATIONS		(14,767)	(389,578)	(60,948)	(1,537,611)

OTHER INCOME
Interest income, net		1,620	58	4,892	878

Total other income		1,620	58	4,892	878

LOSS BEFORE INCOME TAXES		(13,147)	(389,520)	(56,056)	(1,536,733)

INCOME TAX BENEFIT	5	54,804	-	54,804	-

NET INCOME / (LOSS)		$ 41,657	$ (389,520)	$ (1,252)	$ (1,536,733)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	6	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BMB MUNAI, INC.

CONDENSED STATEMENTS OF CASH FLOWS

		Nine months ended December 31,
	Notes	2014 (unaudited)	2013 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(1,252)	$(1,536,733)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization		-	86,946
Changes in operating assets and liabilities:
Increase/ (decrease) in accounts payable		55,445	(319,740)
Decrease in taxes payables and accrued liabilities		-	(22,568)
Net cash provided by (used in) operating activities		54,193	(1,792,095)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities		-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred distribution payment	4	(2,460)	(6,300)
Net cash used in financing activities		(2,460)	(6,300)

NET CHANGE IN CASH AND CASH EQUIVALENTS		51,733	(1,798,395)
CASH AND CASH EQUIVALENTS at beginning of period		8,587,245	10,463,531
CASH AND CASH EQUIVALENTS at end of period		$8,638,978	$8,665,136

The accompanying notes are an integral part of these unaudited condensed financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Going concern

As a result of the Sale, the Company has no subsidiaries and no continuing operations that generate positive cash flow and the Company’s current liabilities exceed its current assets, these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company plans to continue its efforts to reduce expenses to preserve the minimal funds it has available for as long as possible.

Subsequent event

The Company’s management has evaluated subsequent events through the date the financial statements were issued and has found no subsequent events to report.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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
DECEMBER 31, 2014

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

Other fixed assets of the Company are evaluated annually for impairment. If the sum of expected undiscounted cash flows is less than net book value, unamortized costs of other fixed assets will be reduced to a fair value. Based on the Company’s analysis at December 31, 2014 no impairment of other assets is necessary.

Income (Loss) per common share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock, except for those that are anti-dilutive.

Recent accounting pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about our ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. We are currently evaluating this new standard and after adoption, we will incorporate this guidance in our assessment of going concern.

NOTE 3 – CASH AND CASH EQUIVALENTS

As of December 31, 2014 and March 31, 2014 cash and cash equivalents included deposits in U.S. banks in the amount of $8,638,978 and $8,587,245, respectively. The Company’s deposits in U.S. banks are in non-FDIC insured accounts which means they are not insured to the $250,000 FDIC insurance limit.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

As of December 31, 2014 the amount paid from the first distribution was $51,398,433 with $6,620,623 payable, and the amount paid from the second distribution was $14,818,983 with $1,917,282 payable. These payables have been accrued and included in deferred distribution payments on the balance sheet.

NOTE 5 – INCOME TAXES

During the quarter ended December 31, 2014 the Company received tax refunds of previously overpaid estimated tax payments in amount of $54,804.

NOTE 6 – EARNINGS PER SHARE INFORMATION

The calculation of basic earnings per share is based on the following data:

	Three months ended		Nine months ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Net income/(loss)	$ 41,657	$ (389,520)	$ (1,252)	$ (1,536,733)

Basic weighted-average common shares outstanding	55,787,554	55,787,554	55,787,554	55,787,554

Basic loss per common share	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.03)

As of December 31, 2014 and 2013 there were no options, warrants, or restricted stock grants outstanding.

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

Forward-looking statements are predictions and not guarantees of future performance or events.  Forward-looking statements are based on current financial and economic information, which we have assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes.  Our actual results could differ materially from those stated or implied by such forward-looking statements.  We hereby qualify all our forward-looking statements by these cautionary statements.

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

This discussion summarizes the significant factors affecting our results of operations, financial condition, and liquidity and capital resources during the periods ended December 31, 2014 and 2013.  This discussion should be read in conjunction with the unaudited condensed financial statements and notes to the unaudited condensed financial statements accompanying this report.

Results of Operations

Three months ended December 31, 2014 compared to the three months ended December 31, 2013.

Revenue

We did not generate any revenue during the three months ended December 31, 2014 and 2013.

Expenses

The following table presents details of our expenses for the three months ended December 31, 2014 and 2013:

	For the three months ended December 31, 2014	For the three months ended December 31, 2013
Costs and Operating Expenses:
General and administrative	$ 14,767	$ 360,596
Amortization and depreciation	-	28,982
Total	$ 14,767	$ 389,578

General and Administrative Expenses.  General and administrative expenses during the three months ended December 31, 2014 were $14,767 compared to $360,596 during the three months ended December 31, 2013.  General and administrative expenses were lower during the quarter ended December 31, 2014 because the level of management services we required was lower than during the quarter ended December 31, 2013.

Amortization and Depreciation. Amortization and depreciation expense for the three months ended December 31, 2014 decreased to zero because our fixed assets were fully amortized as of December 31, 2014.

Loss from Operations.  During the three months ended December 31, 2014 we recognized a loss from operations of $14,767 compared to a loss from operations of $389,578 during the three months ended December 31, 2013. This decrease in loss from operations during the three months ended December 31, 2014 is the result of the 96% decrease in general and administrative expenses.

Total Other Income.  During the three months ended December 31, 2014 we recognized total other income of $1,620 compared to total other income of $58 during the three months ended December 31, 2013.  The increase resulted from higher interest income on our cash balances.

Income Tax Benefit.  During the three months ended December 31, 2014 we were refunded previously overpaid estimated tax payments totaling $54,804.  We realized no income tax benefit or expense during the three months ended December 31, 2013.

Net Income/Loss.  For the reasons discussed above, during the three months ended December 31, 2014 we realized net income of $41,657 compared to a net loss of $389,520 for the three months ended December 31, 2013.  Because we have no revenue, we expect to continue to realize net losses in upcoming fiscal periods unless our level of activity increases.

Results of Operations

Nine months ended December 31, 2014 compared to the nine months ended December 31, 2013.

Revenue

We did not generate any revenue during the nine months ended December 31, 2014 and 2013.

Expenses

The following table presents details of our expenses for the nine months ended December 31, 2014 and 2013:

	For the nine months ended December 31, 2014	For the nine months ended December 31, 2013
Costs and Operating Expenses:
General and administrative	$ 60,948	$ 1,450,665
Amortization and depreciation	-	86,946
Total	$ 60,948	$ 1,537,611

General and Administrative Expenses.  General and administrative expenses during the nine months ended December 31, 2014 were $60,948 compared to $1,450,665 during the nine months ended December 31, 2013.  General and administrative expenses were lower during the nine months ended December 31, 2014 because, with the winding down of our operations, we required a lower level of management services than during the nine months ended December 31, 2013.

Amortization and Depreciation.  Amortization and depreciation expense for the nine months ended December 31, 2014 decreased to zero because our fixed assets were fully amortized as of December 31, 2014.

Loss from Operations.  During the nine months ended December 31, 2014 we recognized a loss from operations of $60,948 compared to a loss from operations of $1,537,611 during the nine months ended December 31, 2013. This decrease in loss from operations during nine months ended December 31, 2014 is the result of the 96% decrease in general and administrative expenses.

Total Other Income.  During the nine months ended December 31, 2014 we recognized total other income of $4,892 compared to total other income of $878 during the nine months ended December 31, 2013. The increase resulted from higher interest income on our cash balances during the nine-month period ended December 31, 2014.

Income Tax Benefit.  During the nine months ended December 31, 2014 we were refunded previously overpaid estimated tax payments totaling $54,804.  We realized no income tax benefit or expense during the nine months ended December 31, 2013.

Net Loss.  For the reasons discussed above, during the nine months ended December 31, 2014 our net loss decreased to $1,252 from a net loss of $1,536,733 for the nine months ended December 31, 2013.  We expect to continue to realize net losses in upcoming fiscal periods, unless we are able to identify a new business opportunity to generate revenue and increase our level of activity.

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

14

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

Cash Flows

During the nine months ended December 31, 2014 cash was primarily used to pay for current expenses.  See below for additional discussion and analysis of cash flow.

	Nine months ended December 31, 2014	Nine months ended December 31, 2013

Net cash provided by (used in) operating activities	$ 54,193	$ (1,792,095)
Net cash provided by investing activities	$ -	$ -
Net cash used in financing activities	$ (2,460)	$ (6,300)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ 51,733	$ (1,798,395)

Our principal source of liquidity during the nine months ended December 31, 2014 was cash and cash equivalents.  At March 31, 2014 cash and cash equivalents totaled $8,587,245.  At December 31, 2014 cash and cash equivalents totaled $8,638,978.  Of this amount $8,537,905 is held for distribution to shareholders who have not yet claimed their distributions pursuant to the first and/or second stockholder distributions as reflected in the table of Contractual Obligations and Contingencies below.

Contractual Obligations and Contingencies

The following table lists our significant commitments at December 31, 2014, excluding current liabilities as listed on our condensed balance sheet:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Initial cash distribution payable(1)	$ 6,620,623	$ 6,620,623	$ -	$ -	$ -
Second cash distribution payable(1)	1,917,282	1,917,282	-	-	-

TOTAL	$ 8,537,905	$ 8,537,905	$ -	$ -	$ -

(1)	See Note 4 – Shareholders’ Equity for additional information regarding the initial cash distribution payable and the second cash distribution payable.

Off-Balance Sheet Financing Arrangements

As of December 31, 2014 we had no off-balance sheet financing arrangements.

Inflation

As we have no operations, we believe inflation does not currently impact us significantly.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Because we are a smaller reporting company we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2014 our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

Exhibit 101
The following BMB Munai, Inc. financial information for the periods ended December 31, 2014, formatted in XBRL (eXtensive Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, and (iv) the Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf, thereunto duly authorized.

BMB MUNAI, INC.

Date: February 13, 2015	/s/ Askar Tashtitov
Askar Tashtitov President

Date: February 13, 2015	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer