Form 10-K
period 2015-03-31
BMB MUNAI INC
filed 2015-06-29
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015

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
☑ Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
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
☑ Yes  ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $276,479.

As of June 12, 2015, the registrant had 55,787,554 shares of common stock, par value $0.001, outstanding.

Documents Incorporated by Reference:  None

BMB MUNAI, INC.

Unless otherwise indicated by the context, references herein to the “Company”, “BMB”, “we”, “our” or “us” means BMB Munai, Inc, a Nevada corporation.

Unless otherwise indicated by the context all dollar amounts stated in this annual report on Form 10-K are in U.S. dollars.

Forward-Looking Information

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, our ability to identify or pursue other opportunities, our results of operations, capital resources and liquidity, future actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “predict,” “may,” “should,” “could,” “will” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  These factors include, but are not limited to, availability of business opportunities, sufficiency of working capital, capital resources and liquidity, costs and expenses, economic conditions,  and other factors detailed herein and in our other Securities and Exchange Commission (the “Commission”) filings.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

Forward-looking statements in this annual report on Form 10-K speak only as of the date of this annual report, and forward-looking statements in documents attached or incorporated by reference speak only as of the date of those documents and should not be unduly relied upon.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

In connection with the Sale, and pursuant to the terms of our agreement with the purchaser, the proceeds of the Sale were used to, among other things, repay outstanding obligations, satisfy certain post-closing undertakings, meet ongoing expenses and make two separate cash distributions to our stockholders.

Our Business

From September 2011 through the fiscal year ended March 31, 2015, our principal business operations have been were focused on satisfying our post-closing undertakings in connection with the Sale, winding down our operations in Kazakhstan and exploring opportunities to return additional value to our stockholders.

We continue our efforts to identify new business opportunities. These activities, however, do not generate revenue for the Company.  We do not anticipate generating revenue until such time as we are able to find and exploit a new business opportunity.  No assurance can be given that we will be able to identify a new business opportunity, that we will have funds then available to us that would enable us to take advantage of any such opportunity, or that we will be able to return any additional value to our stockholders.  These factors raise substantial doubt about our ability to continue as a going concern.

As of March 31, 2015, we had no employees.  Our officers and directors provide services to the Company on an as-needed basis.

Reports to Security Holders

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and other information with the Commission.  The public may read and copy any materials we file with the Commission at the Commission’s Public Reference Room at 100 F Street N.E., Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains its Internet website at www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission.

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

We no longer have operations and as a result of the Sale, the repayment of our outstanding notes, the first and second cash distributions to our stockholders and the winding up of our operations in Kazakhstan, we have very limited assets.  These factors raise substantial doubt about our ability to continue as a going concern or to return any additional value to our stockholders.  While we will continue to look for opportunities as time and financial resources allow, there is no guarantee that we will we be able to successful in our efforts.  If we are not successful, our management and the board of directors may determine it to be in the best interest of the Company and its stockholders to liquidate the Company and terminate its existence, which would result in a complete loss in the value of the common stock of the Company.

Shareholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144, due to our status as a “shell company.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a shell company pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until: 1) we have ceased to be a shell company; 2) we have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and 3) a period of at least twelve months has elapsed from the date “Form 10 information” (i.e., information similar to that which would be found in a Form 10 Registration Statement filing with the SEC) has been filed with the Commission reflecting the Company’s status as a non-shell company.  Because none of our non-registered securities can be sold pursuant to Rule 144, until at least a year after we cease to be a shell company, any non-registered securities we sell in the future or issue to management or service providers in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we cease to be a shell company and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to pay management or other service providers with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our status as a shell company could prevent us from raising additional funds, engaging service providers, and using our securities to pay for any acquisitions, which could cause the value of our securities, if any, to decline in value or become worthless.

Our independent auditor has issued a report questioning our ability to continue as a going concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

The report of our independent auditor contained in our financial statements for the fiscal years ended March 31, 2015 and 2014 includes a paragraph that explains that we have no continuing operations that result in positive cash flow.  This raises substantial doubt about our ability to continue as a going concern.  Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors.  This report may make it difficult for us to raise additional financing, if sought, to make an acquisition, or to pursue a new opportunity if one is identified.  We urge you to review this report before making any investment decision.

Management and the board of directors may be unable to provide sufficient time to seeking a new business opportunity, which may adversely impact our ability to identify and exploit a new business opportunity to return additonal value to our stockholders.

Our ability to successfully identify a new business opportunity to exploit will be dependent upon the efforts of our management and board of directors.  As we no longer have sufficient funds to compensate our management and board members for their services, those individuals are involved in other business activities and they may have limited financial ability to devote significant time to the Company.  If our management and board of directors have insufficient time to devote to identify and exploit a new business opportunity, the likelihood of our success in this endeavor will be adversely impacted which would likewise adversely impact our ability to return additonal value to our stockholders.

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

We have very limited capital to fund our efforts to identify new business opportunities.  While we continue to incur expenses, we do not currently generate any revenue nor do we expect to do so until such time as we can make an acquisition or exploit an opportunity that would allow us to generate revenue.  There is no guarantee we will be able to do so.  Similarly, there is no guarantee that if we were to identify an opportunity we would have sufficient funds then available to us to enable us to make an acquisition or exploit such an opportunity.  Given our current situation, economic conditions could materially adversely affect our ability to obtain credit or access the capital markets to fund an acquisition or exploit a new business opportunity, which would make it very difficult to pursue a new opportunity.  If we are unable to pursue a new opportunity prior to expending the very limited funds we have remaining, we may be forced to liquidate and terminate the Company’s existence which would result in a complete loss in the value of the common stock of the Company.

Risks Relating to Our Common Stock

If the existence of the Company is terminated, our common stock will cease to exist or trade on any market.

At any time, management and the board of directors could determine that it is in the best interest of the Company and its stockholders to liquidate the Company and terminate its existence.  In the event the Company’s existence is terminated, our common stock will cease to exist and there will be no market for our common stock.  This would result in a complete loss in the value of our common stock.

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
•
provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and that describe the market for the “penny stocks,” as we as a purchaser’s legal remedies: and

•
obtain a signed and dated acknowledgement from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

When our common stock is subject to these rules, broker-dealers may find it difficult to effect customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive and corporate offices are located in Salt Lake City, Utah, at 324 South 400 West, Suite 250, Salt Lake City, Utah 84101, USA.  We lease this space on a month-to-month basis.  We believe it is sufficient to meet our needs for the foreseeable future.

Item 3.  Legal Proceedings

Management is not aware of any material existing or pending legal, judicial or administrative proceedings, to which the Company is a party or of which any property of the Company is the subject.  Management is not aware of any proceedings in which any of our directors, officers, any affiliate or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted over-the-counter on the OTC Pink under the symbol “BMBM.”  The following table presents the high and low bid quotations for the fiscal years ended March 31, 2015 and 2014.  The published high and low bid quotations were furnished to us by the OTC Markets Group, Inc.  These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal year ended March 31, 2015	High	Low

Fourth quarter	$ 0.006	$ 0.005
Third quarter	$ 0.007	$ 0.004
Second quarter	$ 0.010	$ 0.006
First quarter	$ 0.009	$ 0.007

Fiscal year ended March 31, 2014	High	Low

Fourth quarter	$ 0.008	$ 0.006
Third quarter	$ 0.013	$ 0.006
Second quarter	$ 0.016	$ 0.011
First quarter	$ 0.025	$ 0.012

Holders

As of June 12, 2015 we had approximately 363 shareholders of record holding 55,787,554 shares of our common stock.  The number of record holders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing houses or agencies.

Dividends

We have not declared or paid a cash dividend on our common stock during the past two fiscal years.  Our ability to pay dividends is subject to limitations imposed by Nevada law.  Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed it liabilities and it is able to pay its debts as they become due in the usual course of business.

In connection with the Sale, on October 24, 2011 we made an initial cash distribution to our stockholders in the amount of $1.04 per share.  On October 30, 2012 we made a second cash distribution in the amount of $0.30 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report.

Performance Graph

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the year ended March 31, 2015.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities of the Company during the year ended March 31, 2015.

Item 6. Selected Financial Data

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

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

This discussion summarizes the significant factors affecting our results of operations, financial condition, and liquidity and capital resources during the fiscal years ended March 31, 2015 and 2014.  This discussion should be read in conjunction with the financial statements and notes to the financial statements accompanying this report.

Results of Continuing Operations

Year ended March 31, 2015 compared to the year ended March 31, 2014.

Revenue

We did not generate any revenue during the fiscal years ended March 31, 2015 and 2014.  We do not expect to generate revenue in the future unless we are successful in identifying and exploiting a new business opportunity.  There is no guarantee we will be successful in so doing.

Expenses

The following table presents details of our expenses for the years ended March 31, 2015 and 2014:

	For the year ended	For the year ended
	March 31, 2015	March 31, 2014
Costs and Operating Expenses:
General and administrative	$ 80,410	$ 1,490,344
Amortization and depreciation	-	98,356
Total	$ 80,410	$1,588,700

General and Administrative Expenses.  General and administrative expenses during the year ended March 31, 2015 were $80,410 compared to $1,490,344 during the year ended March 31, 2014.  General and administrative expenses were lower during the year ended March 31, 2015 because, with the winding down of our operations we incurred lower expenses, including the elimination of executive officer and director compensation.  During fiscal 2015 our general and administrative expenses were primarily limited to expenses for legal services, rent, transfer agent, listing and filing fees and accounting and audit fees.

Amortization and Depreciation.  Amortization and depreciation expense for the year ended March 31, 2015 decreased to zero because our fixed assets were fully amortized as of March 31, 2015.

Loss from Operations.  During the year ended March 31, 2015 we recognized a loss from operations of $80,410 compared to a loss from operations of $1,588,700 during the year ended March 31, 2014. This decrease in loss from operations during the year ended March 31, 2015 was the result of the 95% decrease in general and administrative expenses and the elimination of amortization and depreciation expense.  We anticipate loss from operations will follow the same trend as general and administrative expenses.

Total Other Income/Expense.  During the year ended March 31, 2015 we recognized total other income of $6,819 compared to total other income of $16,951 during the year ended March 31, 2014.   The decrease resulted from lower interest income on our cash balances during the year ended March 31, 2015.

Income Tax Benefit.  During the year ended March 31, 2015 we were refunded previously overpaid estimated tax payments totaling $54,804.  We realized no income tax benefit or expense during the fiscal year ended March 31, 2014.

Net Loss.  For all of the foregoing reasons, during the year ended March 31, 2015 we incurred a net loss of $18,787 compared to a net loss of $1,571,749 for the year ended March 31, 2014.  We expect to continue to realize net losses in upcoming fiscal periods, unless we are able to identify and exploit a new business opportunity to generate revenue and increase our level of activity.

Liquidity and Capital Resources

As noted throughout this report, in September 2011 we completed the sale of our oil and natural gas exploration and production assets.  In September 2012 we completed our post-closing obligations in connection with the Sale.  We continue our efforts to identify new business opportunities that will allow us to return additional value to our stockholders, but we have limited funds remaining to continue such efforts.  There is no assurance that we will be able to continue such efforts or that, at some point, our board of directors will not determine that it is in the best interest of the Company and its stockholders to dissolve the Company.

We do not currently generate revenue and do not anticipate generating revenue until such time as we are able to identify and exploit a new business opportunity, if ever.  No assurance can be given that we will be successful in this endeavor, that we will have sufficient funds  to continue to look for a new business opportunity, that we will have the funds then available to us to take advantage of any such opportunity if one is found or that our management and board of directors will be financially able to continue providing services to the Company without compensation.  These factors raise substantial doubt about our ability to continue as a going concern or to return any additional value to our stockholders.

Cash Flows

During the fiscal year ended March 31, 2015, cash was primarily used to pay current expenses. See below for additional discussion and analysis of cash flow.

	Year ended	Year ended
	March 31,	March 31,
	2015	2014
Net cash provided by (used in) operating activities	$ 40,201	$ (1,802,986)
Net cash provided by investing activities	$ -	$ -
Net cash used in financing activities	$ (2,460)	$ (73,300)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ 37,741	$ (1,876,286)

Our principal source of liquidity during the year ended March 31, 2015 was cash and cash equivalents.  At March 31, 2015 cash and cash equivalents totaled $8,624,986.  At March 31, 2014 cash and cash equivalents totaled $8,587,245.  At March 31, 2015 $8,537,905 was being held for distribution to stockholders who have not yet claimed their distributions pursuant to the first and/or second stockholder distributions as reflected in the table of Contractual Obligations and Contingencies below.

Contractual Obligations and Contingencies

The following table lists our significant commitments at March 31, 2015 excluding current liabilities, as listed on our balance sheets:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Initial cash distribution payable(1)	$ 6,620,623	$ 6,620,623	$ -	$ -	$ -
Second cash distribution payable(1)	1,917,282	1,917,282	-	-	-

TOTAL	$ 8,537,905	$ 8,537,905	$ -	$ -	$ -

(1)	See Note 4 – Shareholders’ Deficit, of the financial statements for additional information regarding the first and second cash distributions.

Off-Balance Sheet Financing Arrangements

As of March 31, 2015 we had no off-balance sheet financing arrangements.

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

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data required by this Item 8 are included beginning at page F-1 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by the annual report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.)  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015 to ensure that information required to be disclosed by us in the reports filed or submitted by us with the Commission under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of our internal control over financial reporting based on the criteria and framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission described in Internal Control - Integrated Framework (1992).  Based on this assessment, our management concluded that as of March 31, 2015, the end of our fiscal year, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Attestation Report of Independent Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 404 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth our directors and executive officers, their ages, and all offices and positions held.  Directors are elected for a period of three years and thereafter serve until their successor is duly elected by the stockholders and qualified.

Name of Director or Executive Officer	Age	Positions with the Company	Director Since	Officer Since

Boris Cherdabayev	62	Chairman of the Board of Directors	November 2003

Jason M. Kerr	43	Independent Director	May 2008

Leonard M. Stillman	72	Independent Director	October 2006

Valery Tolkachev	48	Independent Director	December 2003

Askar Tashtitov	36	President and Director	May 2008	May 2006

Evgeniy Ler	32	Chief Financial Officer		April 2009

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

Jason M. Kerr.  Mr. Kerr graduated from the University of Utah in 1995 with a Bachelors of Science degree in Economics and in 1998 with a Juris Doctorate from the same university, where he was named the William H. Leary Scholar. In 2011 Mr. Kerr founded the firm Price, Parkinson & Kerr, where he practices commercial litigation.  From 2006 to 2011 Mr. Kerr was the associate general counsel of Basic Research, LLC, concentrating in intellectual property litigation. Prior to joining Basic Research, Mr. Kerr was a partner with the law firm of Plant, Christensen & Kanell in Salt Lake City, Utah. Mr. Kerr was employed with Plant, Christensen & Kanell from 1996 through 2001 and from 2004 to 2006. From 2001 through 2004 Mr. Kerr was employed as a commercial litigator with the Las Vegas office of Lewis and Roca.  Mr. Kerr became a Company director in May 2008.  Mr. Kerr currently serves on the Company’s Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee.  Mr. Kerr is not currently, nor has he in the past five years been, a nominee or director of any other SEC registrant or registered investment company.  In concluding that Mr. Kerr should serve as a Company director, we considered his educational background in economics and his professional experience as an attorney.

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

Valery Tolkachev.  Since April 2015 Mr. Tolkachev has been self-employed as an independent financial consultant.  From June 2011 to April 2015 Mr. Tolkachev served and the First Deputy Chairman of the Managing Board of Taurus Bank (c.c.).  From September 2009 to May 2011 Mr. Tolkachev served in various top executive positions with Moscow-based Bank-T (f.k.a MAXWELL BANK), including Chairman of the Managing Board, President, member of the board of directors and Chairman of the Credit Committee.  In May 2011 he sold his interest and left his employment with the bank. From August 2008 to March 2009 Mr. Tolkachev was employed with Slavyansky Bank in Moscow, Russia, where he served as the Deputy Chairman. From 1991 to 2008 Mr. Tolkachev served in top positions, such as Managing Director of Development Department, Managing Director of Capital Markets Department, Chairman of Investment Banking Committee, Vice President of Strategic Development Department, and Deputy Director of Customer Relations Department with UniCredit Securities (f.k.a. UniCredit Aton, former ATON Broker.  Mr. Tolkachev has also served in various positions with various employers including MDM Bank, InkomBank, InkomCapital and others.  Mr. Tolkachev graduated with Honors from the High Military School in Kiev, USSR in 1989.  In 2005 he completed his studies at the Academy of National Economy, as a qualified lawyer.  Mr. Tolkachev serves on the Compensation Committee and the Corporate Governance and Nominating Committee of the Company.  Mr. Tolkachev became a Company director in December 2003.  Mr. Tolkachev also serves as a director of Caspian Services, Inc., an SEC registrant.  During the past five years, Mr. Tolkachev also served as a director of Bekem Metals, Inc., which was an SEC registrant during the time Mr. Tolkachev served as a director.  Other than as disclosed herein, Mr. Tolkachev is not currently, nor has he in the past five years been, a director or nominee of any other SEC registrant or registered investment company. We took into account Mr. Tolkachev’s extensive investment experience and his related finance and banking background in concluding that he should serve as a director of the Company.

Askar Tashtitov.  Mr. Tashtitov started with the Company in 2004 and has served as President since May 2006 and as a director since May 2008.  Prior to joining the Company, from 2002 to 2004, Mr. Tashtitov was employed by PA Government Services, Inc.  Mr. Tashtitov worked as a management consultant specializing in oil and gas projects.  In May 2002 Mr. Tashtitov earned a Bachelor of Arts degree from Yale University majoring in Economics and History.  Mr. Tashtitov passed the AICPA Uniform CPA Examination in 2006. Mr. Tashtitov is not, nor has he in the past five years been, a director or nominee of any other SEC registrant or registered investment company.  We considered Mr. Tashtitov’s detailed understanding of the Company’s operations and strategic goals in concluding that he should serve as a director of the Company.

Evgeniy Ler. Mr. Ler started with the Company in 2006. Prior to being appointed chief financial officer in April 2009, Mr. Ler served in other capacities with the Company including Finance Manager and Reporting Manager. From September 2011 (the closing of the Sale) to December 2012 Mr. Ler also served as a Deputy Director for Emir Oil, LLP.  Prior to joining the Company, from 2002 to 2006, Mr. Ler was employed by Deloitte & Touche where he held the position of Senior Auditor in Financial Services & Industries Group, Audit.  In that position he led large engagements for banks, financial institutions and oil and gas companies.  In 2003 Mr. Ler was awarded a Bachelor’s degree in Financial Management from the Kazakh-American University located in Almaty, Kazakhstan. In 2008 Mr. Ler passed the AICPA Uniform CPA Examination and was awarded licensure as a CPA in November 2013. Mr. Ler has also completed trainings in London on oil and gas financial reporting in accordance with IFRS and US GAAP and internal Deloitte trainings on audit, financial reporting and due diligence.

Family Relationships

There are no family relationships among our directors, executive officers and/or nominees.

Involvement in Certain Legal Proceedings

None of our executive officers or directors have been, during the past 10 years, subject to or involved in any of the following events that could be material to an evaluation of his ability or integrity, including:

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

(ii) engaging in any type of business practice; or
(iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)  being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the rights of such person to engage in any activity described in (3)(i) above, or to be associated with persons engaged in any such activity;

(5)  being found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended or vacated;

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and any persons who own more than 10% of the common stock of the Company to file with the Commission reports of beneficial ownership and changes in beneficial ownership of common stock.  Officers and directors are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such reports furnished to us or written representations that no reports were required, we believe that during fiscal 2015 all filing requirements applicable to our executive officers, directors and greater than 10% shareholders were met on a timely basis.

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

Item 11.   Executive Compensation

The table below summarizes compensation paid to or earned by all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year regardless of compensation level.  No individual earned in excess of $100,000 during the last completed fiscal year.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Askar Tashtitov	2015	-0-	-0-	-0-	-0-	-0-
President (PEO)	2014	-0-	-0-	-0-	168,000(1)	168,000

(1)	Compensation paid to Mr. Tashtitov by Lakeview pursuant to a Services Agreement with Lakeview to provide management, administrative and support personnel and services to the Company.

Employment Agreements

We do not have an employment agreement with Mr. Tashtitov.  During the fiscal year ended March 31, 2015, Mr. Tashtitov provided services to the Company on an as needed basis and received no compensation for the services he provided.

Outstanding Equity Awards at Fiscal Year End

As of March 31, 2015 Mr. Tashtitov did not hold outstanding stock options, unvested restricted stock grants or other shares of stock, units or other rights awarded under any equity incentive plan that had not vested or that had not been earned.

Compensation of Directors

Director Fees

During the fiscal year ended March 31, 2015 we did not compensate any members of our board of directors for their board service.

Equity Compensation

We do not currently have a fixed plan for the award of equity compensation to our directors.  Equity compensation of directors, if any, is typically recommended by the compensation committee or management and is subject to approval of the full board of directors.  Any equity grants to directors are to be granted at a price equal to the fair market value of our common stock on the date of the grant.  We did not award any equity compensation to our directors during the year ended March 31, 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of June 12, 2015 the persons known to us to be the beneficial owners of more than five percent (5%) of the 55,787,554 shares of our outstanding common stock, other than directors and officers whose beneficial ownership is described in a subsequent table below.

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

The following table sets forth, as of June 12, 2015 the names and the number of shares of our 55,787,554 shares of outstanding common stock held of record beneficially by each officer and director and by all officers and directors as a group.

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	% of Class

Common	Boris Cherdabayev	6,248,727(1)	11.2%

Common	Jason Kerr	-0-	*

Common	Evgeniy Ler	190,000	*

Common	Leonard M. Stillman	-0-	*

Common	Askar Tashtitov	480,000	*

Common	Valery Tolkachev	81,579	*

Officers and Directors as a Group: (6 persons)		7,000,306	12.5%

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

Item 14.  Principal Accountant Fees and Services

The firm of Eide Bailly LLP (“Eide Bailly”) has served as our independent registered accounting firm for the past two fiscal years.  Principal accounting fees for professional services provided to us by Eide Bailly for the years ended March 31, 2015 and 2014, are summarized as follows:

	Fiscal 2015	Fiscal 2014

Audit	$27,572	$ 34,655
Audit related	-	-
Tax	2,470	3,220
All other	-	-
Total	$30,042	$ 37,875

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

Tax Fees.  Eide Bailly billed us an aggregate of $2,470 and $3,220 for professional services rendered for tax compliance, tax advice and tax planning within the United States for the fiscal years ended March 31, 2015 and 2014.

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

The audit committee has determined that the provision of services by Eide Bailly described above are compatible with maintaining Eide Bailly’s independence.

Item 15.  Exhibits, Financial Statement Schedules

(a)           The following documents are filed as part of this report:

Financial Statements

Report of Independent Registered Public Accounting Firm – Eide Bailly LLP, dated June 29, 2015

Balance Sheets as of March 31, 2015 and 2014

Statements of Operations for the years ended March 31, 2015 and 2014

Statements of Shareholders’ Deficit for the years ended March 31, 2015 and 2014

Statements of Cash Flows for the years ended March 31, 2015 and 2014

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
101
The following BMB Munai, Inc. financial information for the year ended March 31, 2015, formatted in XBRL (eXtensive Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements.*

*   Filed herewith.
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

BMB MUNAI, INC.

Date: June 26, 2015	By:	/s/ Askar Tashtitov
Askar Tashtitov
President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Askar Tashtitov	President and Director	June 26, 2015
Askar Tashtitov

/s/ Evgeny Ler	Chief Financial Officer	June 26, 2015
Evgeny Ler

/s/ Boris Cherdabayev	Chairman of the Board of Directors	June 26, 2015
Boris Cherdabayev

/s/ Jason Kerr	Director	June 26, 2015
Jason Kerr

/s/ Leonard Stillman	Director	June 24, 2015
Leonard Stillman

/s/ Valery Tolkachev	Director	June 26, 2015
Valery Tolkachev

FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BMB Munai, Inc.

We have audited the accompanying balance sheets of BMB Munai, Inc. (the Company) as of March 31, 2015 and 2014,  and the related statements of operations, shareholders‘ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BMB Munai, Inc. as of March 31, 2015 and 2014,  and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
.

Eide Bailly LLP

Salt Lake City, Utah
June 29, 2015

www.eidebailly.com

5 Triad Center, Ste. 600  | Salt Lake City, UT 84180-1106  |  T 801.532.2200  |  F 801.532.7944  |  EOE

BMB MUNAI, INC.

BALANCE SHEETS

	Notes	March 31, 2015	March 31, 2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	3	$8,624,986	$8,587,245

Total current assets		8,624,986	8,587,245

TOTAL ASSETS		$8,624,986	$8,587,245

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable		$125,165	$66,177
Deferred distribution payments	4	8,537,905	8,540,365

Total current liabilities		8,663,070	8,606,542

SHAREHOLDERS’ DEFICIT
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding		-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 55,787,554 and 55,787,554 shares outstanding, respectively		55,788	55,788
Additional paid in capital		89,363,319	89,363,319
Accumulated deficit		(89,457,191)	(89,438,404)

Total shareholders’ deficit		(38,084)	(19,297)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT		$8,624,986	$8,587,245

The accompanying notes are an integral part of these financial statements.

BMB MUNAI, INC.

STATEMENTS OF OPERATIONS

	Notes	Year ended March 31, 2015	Year ended March 31, 2014

REVENUES		$ -	$ -

COSTS AND OPERATING EXPENSES
General and administrative		80,410	1,490,344
Amortization and depreciation		-	98,356
Total costs and operating expenses		80,410	1,588,700

LOSS FROM OPERATIONS		(80,410)	(1,588,700)

OTHER INCOME
Interest income		6,819	16,951
Total other income		6,819	16,951

LOSS BEFORE INCOME TAXES		(73,591)	(1,571,749)

INCOME TAX BENEFIT	6	54,804	-

NET LOSS		(18,787)	(1,571,749)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	5	$ (0.00)	$ (0.03)

The accompanying notes are an integral part of these financial statements.

BMB MUNAI, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

		Common Stock		Additional	Accumulated
	Notes	Shares	Amount	paid-in capital	deficit	Total

At March 31, 2013		55,787,554	$ 55,788	$ 89,363,319	$ (87,866,655)	$ 1,552,452

Net loss for the year		-	-	-	(1,571,749)	(1,571,749)

At March 31, 2014		55,787,554	$ 55,788	$ 89,363,319	$ (89,438,404)	$ (19,297)

Net loss for the year		-	-	-	(18,787)	(18,787)

At March 31, 2015		55,787,554	$ 55,788	$ 89,363,319	$ (89,457,191)	$ (38,084)

The accompanying notes are an integral part of these financial statements.

BMB MUNAI, INC.

STATEMENTS OF CASH FLOWS

		Year ended March 31,
	Notes	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(18,787)	$(1,571,749)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		-	98,356
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable		58,988	(307,025)
Decrease in taxes payable and accrued liabilities		-	(22,568)
Net cash provided by (used in) operating activities		40,201	(1,802,986)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities		-	-
		-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred distribution payment	4	(2,460)	(73,300)
Net cash used in financing activities		(2,460)	(73,300)

NET CHANGE IN CASH AND CASH EQUIVALENTS		37,741	(1,876,286)
CASH AND CASH EQUIVALENTS at beginning of period		8,587,245	10,463,531
CASH AND CASH EQUIVALENTS at end of period		$8,624,986	$8,587,245

The accompanying notes are an integral part of these financial statements.

BMB MUNAI, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS MARCH 31, 2015

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

Since September 2011 the Company’s principal business operations have been focused on satisfying its post-closing undertakings in connection with the Sale, which were completed in September 2012, winding down its operations in Kazakhstan and exploring opportunities to return additional value to the Company’s stockholders.

The Company does not anticipate generating revenue unless it is able to identify and exploit a new business opportunity. No assurance can be given that the Company will be able to identify or exploit a new business opportunity.  Further, no assurance can be given that the Company will have sufficient funds to continue to look for a new business opportunity for an indefinite period of time, that the Company will have the funds available to it that would enable it to take advantage of such opportunity should one be identified or that management or the board of directors will be financially able to continue providing services to the Company indefinitely without compensation. These factors, coupled with the fact that the Company’s current liabilities exceed its current assets, raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Going concern

As a result of the Sale, the Company has no continuing operations that generate positive cash flow and the Company’s current liabilities exceed its current assets, these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company plans to continue its efforts to reduce expenses to preserve the minimal funds it has available for as long as possible.

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

BMB MUNAI, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS MARCH 31, 2015

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

Recent accounting pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about our ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. We are currently evaluating this new standard and after adoption, we will incorporate this guidance in our assessment of going concern.

BMB MUNAI, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS MARCH 31, 2015

NOTE 3 – CASH AND CASH EQUIVALENTS

As of March 31, 2015 and March 31, 2014 cash and cash equivalents included deposits in U.S. banks in the amount of $8,624,986 and $8,587,245, respectively. The Company’s deposits in U.S. banks are in non-FDIC insured accounts which means they are not insured to the $250,000 FDIC insurance limit.

NOTE 4 – SHAREHOLDERS’ DEFICIT

Shareholder distributions

On October 24, 2011 the Company made an initial cash distribution of $1.04 per share to common stockholders of record on October 10, 2011 from the proceeds of the Sale. The total amount calculated for this distribution to common stockholders was $58,019,056.

Following the completion of its post-closing obligations in connection with the Sale, on October 30, 2012 the Company made a second cash distribution of $0.30 per share to common stockholders of record on October 15, 2012. The total amount calculated for this distribution to common stockholders was $16,736,266.

As of March 31, 2015 the amount paid from the first distribution was $51,398,433 with $6,620,623 payable, and the amount paid from the second distribution was $14,818,983 with $1,917,282 payable. These payables have been accrued and included in deferred distribution payments on the balance sheet.

BMB MUNAI, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS MARCH 31, 2015

NOTE 5 – EARNINGS PER SHARE INFORMATION

The calculation of the basic earnings per share is based on the following data:

Year ended
	March 31, 2015	March 31, 2014

Net loss	$ (18,787)	$ (1,571,749)

Basic weighted-average common shares outstanding	55,787,554	55,787,554

Basic loss per common share	$ (0.00)	$ (0.03)

As of March 31, 2015 and 2014, there were no options, warrants, or restricted stock grants outstanding.

NOTE 6 – INCOME TAXES

During the year ended March 31, 2015 the Company received tax refunds of previously overpaid estimated tax payments in the amount of $54,804.

Losses before income taxes derived from U.S. operations for the year ended March 31, 2015 and 2014 amounted to $73,591 and $1,571,749, respectively.

The income tax benefit in the Statements of Operations is comprised of:

	Year ended March 31, 2015	Year ended March 31, 2014

Current tax benefit	$ 54,804	$ -
Deferred tax benefit	-	-
	$ 54,804	$ -

BMB MUNAI, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS MARCH 31, 2015

The difference between the income tax benefits reported and amounts computed by applying the U.S. Federal rate to pretax income consisted of the following:

	Year ended March 31, 2015	Year ended March 31, 2014

Tax at federal statutory rate (34%)	$ (5,726,617)	$ (5,756,400)
Effect of lower foreign tax rates	-	-
Non-deductible expenses	-	-
Valuation allowance	5,726,617	5,756,400
	$ -	$ -

As of March 31, 2015 the Company had net operating loss carry forwards for income tax purposes of $16,842,991, which if unused, will expire in years 2027 through 2035. A valuation allowance is recorded against the deferred tax assets resulting from the Company’s net operating loss.

The components of deferred tax assets and deferred tax liabilities are as follows:

	March 31, 2015	March 31, 2014

Deferred tax assets:
Tax losses carried forward	$ 5,726,617	$ 5,756,400
Valuation allowance	(5,726,617)	(5,756,400)
	-	-
Deferred tax liabilities:
Accrued interest income	-	-
	-	-

Net deferred tax liability	$ -	$ -

The Company has deferred income taxes only in the U.S.

Accounting for Uncertainty in Income Taxes - In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns. The Company’s U.S. federal income tax returns for the fiscal years ended March 31, 2011 through 2014 remain subject to examination. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon an audit. Therefore, the Company has no reserves for uncertain tax positions. No interest or penalties have been levied against the Company and none are anticipated, therefore no interest or penalties have been included in the provision for income taxes.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

21.1	Subsidiaries
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002