Form 10-Q
period 2015-06-30
BMB MUNAI INC
filed 2015-08-13
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

As of August 7, 2015, the registrant had 55,787,554 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1 – Unaudited Condensed Financial Statements
BMB MUNAI, INC.
CONDENSED BALANCE SHEETS

	Notes	June 30, 2015	March 31, 2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	3	$8,616,248	$8,624,986

Total current assets		8,616,248	8,624,986

TOTAL ASSETS		$8,616,248	$8,624,986

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable		$131,246	$125,165
Deferred distribution payments	4	8,533,566	8,537,905

Total current liabilities		8,664,812	8,663,070

SHAREHOLDERS’ DEFICIT
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding		-	-
Common stock - $0.001 par value; 500,000,000 shares authorized;
55,787,554 and 55,787,554 shares outstanding, respectively		55,788	55,788
Additional paid in capital		89,363,319	89,363,319
Accumulated deficit		(89,467,671)	(89,457,191)

Total shareholders’ deficit		(48,564)	(38,084)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT		$8,616,248	$8,624,986

The accompanying notes are an integral part of these unaudited condensed financial statements.

BMB MUNAI, INC.

CONDENSED STATEMENTS OF OPERATIONS

		Three months ended June 30,
	Notes	2015 (unaudited)	2014 (unaudited)

REVENUES		$-	$-

COSTS AND OPERATING EXPENSES
General and administrative		11,457	30,328

Total costs and operating expenses		11,457	30,328

LOSS FROM OPERATIONS		(11,457)	(30,328)

OTHER INCOME
Interest income, net		977	1,627

Total other income		977	1,627

NET LOSS		$(10,480)	$(28,701)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	5	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BMB MUNAI, INC.

CONDENSED STATEMENTS OF CASH FLOWS

		Three months ended June 30,
	Notes	2015 (unaudited)	2014 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(10,480)	$(28,701)

Changes in operating assets and liabilities:
Increase in accounts payable		6,081	27,340
Net cash used in operating activities		(4,399)	(1,361)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities		-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred distribution payment	4	(4,339)	-
Net cash used in financing activities		(4,339)	-

NET CHANGE IN CASH AND CASH EQUIVALENTS		(8,738)	(1,361)
CASH AND CASH EQUIVALENTS at beginning of period		8,624,986	8,587,245
CASH AND CASH EQUIVALENTS at end of period		$8,616,248	$8,585,884

The accompanying notes are an integral part of these unaudited condensed financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 1 – DESCRIPTION OF BUSINESS

BMB Munai, Inc. (the “Company” or “BMB Munai”) is a Nevada corporation that originally incorporated in the State of Utah in 1981. From 2003 to 2011 the Company’s business activities focused on oil and natural gas exploration and production in the Republic of Kazakhstan through its then wholly-owned subsidiary Emir Oil LLP (“Emir Oil”).

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

The Company does not anticipate generating revenue unless it is able to identify and exploit a new business opportunity. No assurance can be given that the Company will be able to identify or exploit a new business opportunity.  Further, no assurance can be given that the Company will have sufficient funds to continue to investigate new business opportunities for an indefinite period of time, that the Company will have funds available to it that would enable it to take advantage of such opportunity should one be identified or that management or the board of directors will be financially able to continue providing services to the Company indefinitely without compensation. These factors, coupled with the fact that the Company’s current liabilities exceed its current assets, raise substantial doubt about the Company’s ability to continue as a going concern.

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
JUNE 30, 2015

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
JUNE 30, 2015

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

Other fixed assets of the Company are evaluated annually for impairment. If the sum of expected undiscounted cash flows is less than net book value, unamortized costs of other fixed assets will be reduced to a fair value. Based on the Company’s analysis at June 30, 2015 no impairment of other assets is necessary.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 3 – CASH AND CASH EQUIVALENTS

As of June 30, 2015 and March 31, 2015 cash and cash equivalents included deposits in U.S. banks in the amount of $8,616,248 and $8,624,986, respectively. The Company’s deposits in U.S. banks are in non-FDIC insured accounts which means they are not insured to the $250,000 FDIC insurance limit.

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

As of June 30, 2015 the amount paid from the first distribution was $51,398,433 with $6,620,623 payable, and the amount paid from the second distribution was $14,823,323 with $1,912,943 payable. These payables have been accrued and included in deferred distribution payments on the balance sheet.

NOTE 5 – EARNINGS PER SHARE INFORMATION

The calculation of basic earnings per share is based on the following data:

	Three months ended
	June 30, 2015	June 30, 2014

Net loss	$(10,480)	$(28,701)

Basic weighted-average common shares outstanding	55,787,554	55,787,554

Basic loss per common share	$(0.00)	$(0.00)

As of June 30, 2015 and 2014 there were no options, warrants, or restricted stock grants outstanding.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our unaudited condensed financial statements and the accompanying notes included in this quarterly report on Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with our annual report on Form 10-K for the year ended March 31, 2015.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are based on management’s beliefs and assumptions and on information currently available to management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, our ability to identify or pursue other opportunities, our results of operations, cash flows, capital resources and liquidity, and future actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “predict,” “may,” “should,” “could,” “will” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  These factors include, but are not limited to, availability of business opportunities, the continued existence of the corporation, sufficiency of working capital, capital resources and liquidity and other factors detailed herein and in our other Securities and Exchange Commission (the “Commission”) filings.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

Overview

As discussed in Note 1 – Description of Business of the notes to our unaudited condensed financial statements accompanying this report, on September 19, 2011 we sold all our interest in our oil and natural gas exploration and production assets with the sale of our wholly-owned subsidiary Emir Oil LLP (the “Sale”).  Since September 2011 we have been working to complete the Sale, wind down our operations in Kazakhstan, and identify new business opportunities that will allow us to return additional value to our stockholders.

This discussion summarizes the significant factors affecting our results of operations, financial condition, and liquidity and capital resources during the periods ended June 30, 2015 and 2014.  This discussion should be read in conjunction with the unaudited condensed financial statements and notes to the unaudited condensed financial statements accompanying this report.

Results of Operations

Three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Revenue

We did not generate any revenue during the three months ended June 30, 2015 and 2014.

Expenses

General and Administrative Expenses.  General and administrative expenses during the three months ended June 30, 2015 were $11,457 compared to $30,328 during the three months ended June 30, 2014.  General and administrative expenses were lower during the quarter ended June 30, 2015 because we incurred lower legal and accounting and audit related expenses during the quarter ended June 30, 2015.

Loss from Operations.  During the three months ended June 30, 2015 we recognized a loss from operations of $11,457 compared to a loss from operations of $30,328 during the three months ended June 30, 2014. This decrease in loss from operations during the three months ended June 30, 2015 is the result of the 62% decrease in general and administrative expenses.

Total Other Income.  During the three months ended June 30, 2015 we recognized total other income of $977 compared to total other income of $1,627 during the three months ended June 30, 2014.  The decrease resulted from lower interest income on our cash balances.

Net Loss.  For the reasons discussed above, during the three months ended June 30, 2015 we realized a net loss of $10,480 compared to a net loss of $28,701 for the three months ended June 30, 2014.  Because we have no revenue, we expect to continue to realize net losses in upcoming fiscal periods unless we are able to identify and successfully exploit a new business opportunity or our board of directors determines it to be in the best interest of the Company and its shareholders to dissolve the Company.

Liquidity and Capital Resources

As noted throughout this report, in September 2011 we completed the sale of our oil and natural gas exploration and production assets.  In September 2012 we completed our post-closing obligations in connection with the Sale.  We continue our efforts to identify new business opportunities that will allow us to return additional value to our stockholders, if possible, but we have limited funds remaining to continue such efforts.  There is no assurance that we will be able to continue such efforts or that, at some point, our management and board of directors will not determine that it is in the best interest of the Company and its stockholders to dissolve the Company.

We do not currently generate revenue and do not anticipate generating revenue until such time as we are able to identify and exploit a new business opportunity, if ever.  No assurance can be given that we will be successful in this endeavor, that we will have the sufficient funds to continue to look for a new business opportunity, that we will have funds then available to us to take advantage of any such opportunity if one is identified, that management and the board of directors will be financially able to continue providing services to the Company without compensation while we continue searching for a business opportunity to exploit or that our management and board of directors will not, at some point, determine it to be in the best interest of the Company and its stockholders to dissolve the Company.  These factors raise substantial doubt about our ability to continue as a going concern or to return any additional value to our stockholders.

Cash Flows

During the three months ended June 30, 2015 cash was primarily used to pay for current expenses.  See below for additional discussion and analysis of cash flow.

	Three months ended June 30, 2015	Three months ended June 30, 2014

Net cash used in operating activities	$(4,399)	$(1,361)
Net cash provided by investing activities	$-	$-
Net cash used in financing activities	$(4,339)	$-

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(8,738)	$(1,361)

Our principal source of liquidity during the three months ended June 30, 2015 was cash and cash equivalents.  At March 31, 2015 cash and cash equivalents totaled $8,624,986.  At June 30, 2015 cash and cash equivalents totaled $8,616,248.  Of this amount $8,533,566 is held for distribution to shareholders who have not yet claimed their distributions pursuant to the first and/or second stockholder distributions as reflected in the table of Contractual Obligations and Contingencies below.

Contractual Obligations and Contingencies

The following table lists our significant commitments at June 30, 2015, excluding current liabilities as listed on our condensed balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Initial cash distribution payable(1)	$6,620,623	$6,620,623	$-	$-	$-
Second cash distribution payable(1)	1,912,943	1,912,943	-	-	-

TOTAL	$8,533,566	$8,533,566	$-	$-	$-

(1)	See Note 4 – Shareholders’ Equity for additional information regarding the initial cash distribution payable and the second cash distribution payable.

Off-Balance Sheet Financing Arrangements

As of June 30, 2015 we had no off-balance sheet financing arrangements.

Inflation

As we have no operations, we believe inflation does not currently impact us significantly.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Because we are a smaller reporting company we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2015 our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

We believe there are no additions to the risk factors disclosed in our annual report on Form 10-K for the year ended March 31, 2015.

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

Exhibit 101
The following BMB Munai, Inc. financial information for the periods ended June 30, 2015, formatted in XBRL (eXtensive Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, and (iv) the Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf, thereunto duly authorized.

BMB MUNAI, INC.

Date: August 13, 2015	/s/ Askar Tashtitov
Askar Tashtitov President

Date: August 13, 2015	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer