Form 10-Q
period 2015-09-30
BMB MUNAI INC
filed 2015-11-16
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

As of November 11, 2015, the registrant had 55,787,554 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1 – Unaudited Condensed Financial Statements
BMB MUNAI, INC.
CONDENSED BALANCE SHEETS

	Notes	September 30, 2015	March 31, 2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	3	$ 8,591,537	$8,624,986

Total current assets		8,591,537	8,624,986

TOTAL ASSETS		$ 8,591,537	$8,624,986

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable		$ 139,238	$125,165
Deferred distribution payments	4	8,533,566	8,537,905

Total current liabilities		8,672,804	8,663,070

SHAREHOLDERS’ DEFICIT
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding		-	-
Common stock - $0.001 par value; 500,000,000 shares authorized;
55,787,554 and 55,787,554 shares outstanding, respectively		55,788	55,788
Additional paid in capital		89,363,319	89,363,319
Accumulated deficit		(89,500,374)	(89,457,191)

Total shareholders’ deficit		(81,267)	(38,084)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT		$8,591,537	$8,624,986

The accompanying notes are an integral part of these unaudited condensed financial statements.

BMB MUNAI, INC.

CONDENSED STATEMENTS OF OPERATIONS

		Three months ended September 30,		Six months ended September 30,
	Notes	2015 (unaudited)	2014 (unaudited)	2015 (unaudited)	2014 (unaudited)

REVENUES		$ -	$ -	$ -	$ -

COSTS AND OPERATING EXPENSES
General and administrative		33,691	15,853	45,148	46,181

Total costs and operating expenses		33,691	15,853	45,148	46,181

LOSS FROM OPERATIONS		(33,691)	(15,853)	(45,148)	(46,181)

OTHER INCOME
Interest income, net		988	1,645	1,965	3,272

Total other income		988	1,645	1,965	3,272

NET LOSS		$ (32,703)	$ (14,208)	$ (43,183)	$ (42,909)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	5	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BMB MUNAI, INC.

CONDENSED STATEMENTS OF CASH FLOWS

		Six months ended September 30,
	Notes	2015 (unaudited)	2014 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(43,183)	$(42,909)

Changes in operating assets and liabilities:
Increase in accounts payable		14,073	41,316
Net cash used in operating activities		(29,110)	(1,593)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities		-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred distribution payment	4	(4,339)	(2,460)
Net cash used in financing activities		(4,339)	(2,460)

NET CHANGE IN CASH AND CASH EQUIVALENTS		(33,449)	(4,053)
CASH AND CASH EQUIVALENTS at beginning of period		8,624,986	8,587,245
CASH AND CASH EQUIVALENTS at end of period		$8,591,537	$8,583,192

The accompanying notes are an integral part of these unaudited condensed financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

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

Since September 2011 the Company has been focused on satisfying its post-closing undertakings in connection with the Sale, which were completed in September 2012, winding down its operations in Kazakhstan and exploring opportunities to return additional value to the Company’s stockholders.

The Company is currently generating net losses and does not anticipate generating revenue until it is able to exploit a new business opportunity. No assurance can be given that the Company will have funds to enable it to take advantage of such opportunity should one be identified. These factors, coupled with the fact that the Company’s current liabilities exceed its current assets, raise substantial doubt about the Company’s ability to continue as a going concern.

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
SEPTEMBER 30, 2015

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
SEPTEMBER 30, 2015

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

Other fixed assets of the Company are evaluated annually for impairment. If the sum of expected undiscounted cash flows is less than net book value, unamortized costs of other fixed assets will be reduced to a fair value. Based on the Company’s analysis at September 30, 2015 no impairment of other assets is necessary.

Income (Loss) per common share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock, except for those that are anti-dilutive.

Recent accounting pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about the Company’s ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company is currently evaluating this new standard and after adoption, the Company will incorporate this guidance in its assessment of going concern.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 3 – CASH AND CASH EQUIVALENTS

As of September 30, 2015 and March 31, 2015 cash and cash equivalents included deposits in U.S. banks in the amount of $8,591,537 and $8,624,986, respectively. The Company’s deposits in U.S. banks are in non-FDIC insured accounts which means they are not insured to the $250,000 FDIC insurance limit.

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

As of September 30, 2015 the amount paid from the first distribution was $51,398,433 with $6,620,623 payable, and the amount paid from the second distribution was $14,823,323 with $1,912,943 payable. These payables have been accrued and included in deferred distribution payments on the balance sheet.

NOTE 5 – EARNINGS PER SHARE INFORMATION

The calculation of basic earnings per share is based on the following data:

	Three months ended September 30		Six months ended September 30
	2015	2014	2015	2014

Net loss	$ (32,703)	$ (14,208)	$ (43,183)	$ (42,909)

Basic weighted-average common shares outstanding	55,787,554	55,787,554	55,787,554	55,787,554

Basic loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

As of September 30, 2015 and 2014 there were no options, warrants, or restricted stock grants outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are based on management’s beliefs and assumptions and on information currently available to management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to, our ability to pursue other opportunities, our results of operations, cash flows, capital resources and liquidity, and future actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “predict,” “may,” “should,” “could,” “will” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors, many of which are not within our control.  These factors include, but are not limited to, the continued existence of the corporation, sufficiency of funds and other factors detailed herein and in our other Securities and Exchange Commission (the “Commission”) filings.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

Overview

As discussed in Note 1 – Description of Business of the notes to our unaudited condensed financial statements accompanying this report, on September 19, 2011 we sold all our interest in our oil and natural gas exploration and production assets with the sale of our wholly-owned subsidiary Emir Oil LLP (the “Sale”).  Since September 2011 we have been working to complete the Sale, wind down our operations in Kazakhstan, and identify new business opportunities to return additional value to our stockholders.

This discussion summarizes the significant factors affecting our results of operations, financial condition, and liquidity and capital resources during the periods ended September 30, 2015 and 2014.  This discussion should be read in conjunction with the unaudited condensed financial statements and notes to the unaudited condensed financial statements accompanying this report.

Results of Operations

Three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Revenue

We did not generate any revenue during the three months ended September 30, 2015 or 2014.

Expenses

General and Administrative Expenses.  General and administrative expenses during the three months ended September 30, 2015 were $33,691 compared to $15,853 during the three months ended September 30, 2014.  General and administrative expenses were higher during the quarter ended September 30, 2015 because we incurred higher legal and accounting and audit related expenses during the quarter ended September 30, 2015.

Loss from Operations.  During the three months ended September 30, 2015 we recognized a loss from operations of $33,691 compared to a loss from operations of $15,853 during the three months ended September 30, 2014. This increase in loss from operations during the three months ended September 30, 2015 is the result of the increase in general and administrative expenses.

Total Other Income.  During the three months ended September 30, 2015 we recognized total other income of $988 compared to total other income of $1,645 during the three months ended September 30, 2014.  The decrease resulted from lower interest income on our cash balances.

Net Loss.  For the reasons discussed above, during the three months ended September 30, 2015 we realized a net loss of $32,703 compared to a net loss of $14,208 for the three months ended September 30, 2014.  Because we have no revenue, we expect to continue to realize net losses in upcoming fiscal periods until we are able to exploit a new business opportunity.

Six months ended September 30, 2015 compared to the six months ended September 30, 2014.

Revenue

We did not generate any revenue during the six months ended September 30, 2015 and 2014.

Expenses

General and Administrative Expenses.  General and administrative expenses during the six months ended September 30, 2015 were $45,148 compared to $46,181 during the six months ended September 30, 2014.

Loss from Operations.  During the six months ended September 30, 2015 we recognized a loss from operations of $45,148 compared to a loss from operations of $46,181 during the six months ended September 30, 2014.

Total Other Income.  During the six months ended September 30, 2015 we recognized total other income of $1,965 compared to total other income of $3,272 during the six months ended September 30, 2014.  The decrease resulted from lower interest income on our cash balances.

Net Loss.  For the reasons discussed above, during the six months ended September 30, 2015 we realized a net loss of $43,183 compared to a net loss of $42,909 for the six months ended September 30, 2014.

Liquidity and Capital Resources

As noted throughout this report, in September 2011 we completed the sale of our oil and natural gas exploration and production assets.  In September 2012 we completed our post-closing obligations in connection with the Sale.  We have continued our efforts to identify new business opportunities that will return additional value to our stockholders, if possible, but we have limited funds remaining to continue such efforts.  There is no assurance that we will be able to continue such efforts or that, at some point, our management and board of directors will not determine that it is in the best interest of the Company and its stockholders to dissolve the Company.  These factors raise substantial doubt about our ability to continue as a going concern or to return additional value to our stockholders.

Cash Flows

During the six months ended September 30, 2015 cash was primarily used to pay for current expenses.  See below for additional discussion and analysis of cash flow.

	Six months ended September 30, 2015	Six months ended September 30, 2014

Net cash used in operating activities	$ (29,110)	$ (1,593)
Net cash provided by investing activities	$ -	$ -
Net cash used in financing activities	$ (4,339)	$ (2,460)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (33,449)	$ (4,053)

Our principal source of liquidity during the six months ended September 30, 2015 was cash and cash equivalents.  At March 31, 2015 cash and cash equivalents totaled $8,624,986.  At September 30, 2015 cash and cash equivalents totaled $8,591,537.  Of this amount $8,533,566 is held for distribution to shareholders who have not yet claimed their distributions pursuant to the first and/or second stockholder distributions as reflected in the table of Contractual Obligations and Contingencies below.  We also have accounts payable of $139,238.

Contractual Obligations and Contingencies

The following table lists our significant commitments at September 30, 2015 as listed on our condensed balance sheet:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Initial cash distribution payable(1)	$ 6,620,623	$ 6,620,623	$ -	$ -	$ -
Second cash distribution payable(1)	1,912,943	1,912,943	-	-	-

TOTAL	$ 8,533,566	$ 8,533,566	$ -	$ -	$ -

(1)	See Note 4 – Shareholders’ Equity for additional information regarding the initial cash distribution payable and the second cash distribution payable.

Off-Balance Sheet Financing Arrangements

As of September 30, 2015 we had no off-balance sheet financing arrangements.

Inflation

As we have no operations, we believe inflation does not currently impact us significantly.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Because we are a smaller reporting company we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2015 our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Effective December 15, 2014, COSO’s 1992 framework was superseded by COSO’s 2013 framework. Management is currently evaluating the impact of the new framework and plans to perform its evaluation of internal controls in conjunction with the annual audit under COSO’s 2013 framework.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 101
The following BMB Munai, Inc. financial information for the periods ended September 30, 2015, formatted in XBRL (eXtensive Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, and (iv) the Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf, thereunto duly authorized.

BMB MUNAI, INC.

Date:	November 16, 2015	/s/ Askar Tashtitov
Askar Tashtitov President

Date:	November 16, 2015	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer