Form 10-Q
period 2015-12-31
BMB MUNAI INC
filed 2016-02-16
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015

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

As of February 10, 2016, the registrant had 280,339,467 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION	Page

Item 1. Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2015 and March 31, 2015	3

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2015, the Three Months ended December 31, 2014 and the period from August 25, 2014 (inception) to December 31, 2014	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2015, the Three Months ended December 31, 2014 and the period from August 25, 2014 (inception) to December 31, 2014	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Qualitative and Quantitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II — OTHER INFORMATION

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 5. Other Information	24

Item 6. Exhibits	25

Signatures	27

PART I - FINANCIAL INFORMATION
Item 1 - Unaudited Condensed Consolidated Financial Statements
BMB MUNAI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31, 2015	March 31, 2015
	(Unaudited)	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 102,019	$ 402,718
Restricted cash	8,533,566	-
Employee receivables	-	1,300
Prepaid expenses	7	483

Total current assets	8,635,592	404,501

NON-CURRENT ASSETS
Fixed assets, net	6,270	8,537

Total non-current assets	6,270	8,537

TOTAL ASSETS	$ 8,641,862	$413,038

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 177,267	$ 46,632
Accrued payroll and other liabilities	-	4,700
State taxes payable	100	100
Deferred tax liabilities, net	953	180
Deferred distribution payments	8,533,566	-

Total current liabilities	8,711,886	51,612

LONG-TERM LIABILITIES
Long-term deferred tax liabilities	2,580	60

Total long-term liabilities	2,580	60

SHAREHOLDERS’ DEFICIT
Common stock - $0.001 par value; 500,000,000 shares authorized; 280,339,467 and 224,551,913 shares outstanding, respectively	280,340	224,552
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Additional paid in capital	174,924	275,448
Accumulated deficit	(527,868)	(138,634)

Total shareholders’ deficit	(72,604)	361,366

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$8,641,862	$413,038

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

				From August 25, 2014
	Three months ended		Nine months ended	(inception) to
	December 31, 2015 (unaudited)	December 31, 2014 (unaudited)	December 31, 2015 (unaudited)	December 31, 2014 (unaudited)

REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Professional fees	40,360	75,115	195,405	75,115
General and administrative	61,449	2,707	188,688	2,707
Depreciation	786	-	2,465	-

Total operating expenses	102,595	77,822	386,558	77,822

LOSS FROM OPERATIONS	(102,595)	(77,822)	(386,558)	(77,822)

OTHER INCOME
Interest income, net	575	-	618	-

Total other income	575	-	618	-

LOSS BEFORE INCOME TAX	(102,020)	(77,822)	(385,940)	(77,822)

Income tax expense	(2,888)	-	(3,293)	-

NET LOSS	$ (104,908)	$ (77,822)	$ (389,233)	$ (77,822)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares outstanding	247,594,598	-	232,260,739	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For nine months ended December 31, 2015	From inception on August 25, 2014 through December 31, 2014
Cash flows from operating activities
Net loss	$ (389,233)	$ (77,822)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	2,465	-
Deferred tax liabilities	3,293	-
Changes in operating assets and liabilities:
Employee receivables	1,300	-
Prepaid expenses	476	-
Accounts payable	(17,358)	77,822
Accrued payroll and other liabilities	(4,700)	-

Net cash used in operating activities	(403,757)	-

Cash flows from investing activities
Purchase of fixed assets	(198)	-
Cash resulting from acquisition of BMB Munai, Inc.	8,586,822	-

Net cash used in investing activities	8,586,624	-

Cash flows from financing activities
Capital contributions	50,000	-

Net cash from financing activities	50,000	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,232,867	-
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	402,718	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 8,635,585	$ -

Supplemental disclosure of Cash Flows for:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash Investing and Financing:
Assumption of liabilities in connection with acquisition	$ 8,675,5800	$ -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Note 1 – Description of Business

BMB Munai, Inc. (“BMBM”) is a Nevada corporation that originally incorporated in the State of Utah in 1981. From 2003 to 2011, BMBM’s business activities focused on oil and natural gas exploration and production in the Republic of Kazakhstan through its then wholly-owned subsidiary Emir Oil LLP (“Emir Oil”).  In September 2011 BMBM sold all of its interest in Emir Oil, including its right, title, and interest in and to the oil and gas licenses and licensed territory owned by Emir Oil, to an independent third party for cash of about $170 million. The proceeds of the sale were used to, among other things, repay outstanding obligations, satisfy certain post-closing undertakings, meet ongoing expenses, and make two separate cash distributions totaling approximately $74,750,000 to its stockholders.

Since the sale of its oil and gas operations and assets in September 2011, BMBM has investigated possibly acquiring other assets and operations to provide potential value to its stockholders.  On November 23, 2015, BMBM entered into a Share Exchange and Acquisition Agreement with Timur Turlov (the “Acquisition Agreement”) with the intent to build an international, broadly based brokerage and financial service firm to meet the growing demand from an increasing number of investors in Russia and Kazakhstan for access to the financial opportunities, relative stability, and comprehensive regulatory reputation of the U.S. securities markets.

Pursuant to the Acquisition Agreement, BMBM acquired all of the issued and outstanding common stock of FFIN Securities, Inc., a Nevada corporation (“FFIN”) from Mr. Turlov in exchange for 224,551,913 shares of BMBM common stock, which constituted approximately 80.1% of BMBM’s outstanding common stock after giving effect to the transaction.  BMBM and its wholly-owned subsidiary FFIN are collectively referred to herein as the “Company” unless otherwise specifically indicated or as is otherwise contextually required.

In December 2015, FFIN submitted applications to become a member to the Financial Industry Regulatory Authority, Inc. (“FINRA”) and a licensed securities broker-dealer with the United States Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Acquisition Agreement also provides, subject to the satisfaction of various closing conditions, for the possible acquisition by the Company of Mr. Turlov’s 100% equity interests in Investment Company Freedom Finance LLC, a Russian limited company (“Freedom RU”), and the securities brokerage and financial services business conducted by it in Russia, and its wholly owned subsidiary, Freedom Finance JSC, a Kazakhstan joint stock company (“Freedom KZ”), and the securities brokerage and financial services business conducted by it in Kazakhstan, and FFINEU Investments Limited, a Cyprus limited company (“Freedom CY”) and the securities brokerage and financial services business conducted by Freedom CY.  Freedom RU, Freedom KZ, and Freedom CY and the securities brokerage and investment services businesses conducted by each of them, in each case, are collectively referred to herein as the “Freedom Companies” unless otherwise specifically indicated or as is otherwise contextually required.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The ability of the Company to continue as a going concern is dependent upon, among other things, its ability to generate revenues. The Company is currently generating net losses and does not anticipate generating revenue until (i) FFIN satisfies regulatory requirements to operate  as a securities broker-dealer in the United States and commences business operations, or (ii) the closing conditions necessary to complete some or all of the acquisitions of the Freedom Companies are satisfied, and the acquisitions are completed.  The Company cannot assure that FFIN will satisfy regulatory requirements and commence broker-dealer activities in the United States or that the closing conditions necessary to complete some or all of the acquisitions of the Freedom Companies will be satisfied and the acquisitions completed.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As a result of the closing of the acquisition of FFIN, Mr. Turlov was issued approximately 80.1% of the outstanding common stock of BMBM after giving effect to the transaction.  He was also appointed as the Company’s Chief Executive Officer and Chairman of the board of directors.  The Company has determined to treat the acquisition of FFIN as a reverse merger and recapitalization, with FFIN as the acquirer for accounting purposes.  Consequently, the assets and liabilities and the historical operations that are reflected in the Company's financial statements are those of FFIN.  These financial statements are presented as a continuation of FFIN.  The equity of FFIN is presented as the equity of the combined company and the capital stock account of FFIN is adjusted to reflect the par value of the issued and outstanding common stock of the Company, being the legal acquirer, after giving effect to the number of shares issued in connection with the acquisition of FFIN.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements present the consolidated results of FFIN Securities, Inc., including the results of its parent, BMB Munai, Inc., starting November 24, 2015. All significant inter-company balances and transactions have been eliminated from the unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Accounting Principles

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC.  Accordingly, they are condensed and do not include all of the information and notes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with BMBM's most recent audited annual, unaudited interim and pro forma financial statements included in its Current Report on Form 8-K filed with the SEC on November 23, 2015.  Operating results for the three and nine-month period ended December 31, 2015, are not necessarily indicative of the results that may be expected for the year ending March 31, 2016.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates.

Revenue and Expense Recognition

Subject to compliance with regulatory requirements and the commencement of securities broker-dealer activities, revenues and expenses from all securities transactions will be recorded on the trade date of the transaction. The Company does not participate in any proprietary securities transactions. For the three and nine months ended December 31, 2015, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs as it pursues the FINRA application and licensure process to become a registered broker-dealer in the United States.

Cash and Cash Equivalents

Cash equivalents are generally comprised of certain highly liquid investments with maturities of three months or less at the date of purchase.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Fixed Assets

Fixed assets are carried at cost, net of accumulated depreciation. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range between three and seven years.

Advertising Expense

For the three and nine months ended December 31, 2015, the Company has had no expenses related to advertising. The Company does not anticipate engaging in any advertising activities until after regulatory approval is received. At that point all costs associated with advertising will be expensed in the period incurred.

Impairment of Long Lived Assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. As of December 31, 2015 and March 31, 2015, the Company had not recorded any charges for impairment of long-lived assets.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the difference between the financial statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Income tax expense differs from amounts that would be calculated by applying the federal statutory rate because of the federal surtax, state income tax rates, certain nondeductible expenses, and net operating loss carrybacks, if any.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The Company will include interest and penalties arising from the underpayment of income taxes in the statement of operations in the provision for income taxes.  As of December 31, 2015 and March 31, 2015, the Company had no accrued interest or penalties related to uncertain tax positions.  Tax years that remain subject to examination are years 2012 through 2015.

Financial Instruments

Financial instruments include employee receivables, prepaid expenses, accounts payable, and accrued expenses. Management estimates that the carrying amount of these financial instruments represents their fair values, which were determined by their near term nature or by comparable financial instruments’ market value.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers.” Revenue is an important number to users of financial statements in assessing an entity’s financial performance and position.  Previous revenue recognition guidance in US GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. Accordingly, the FASB and the International Accounting Standards Board (IASB) initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for US GAAP and International Financial Reporting Standards (IFRS) that would:

1.	Remove inconsistencies and weaknesses in revenue requirements.
2.	Provide a more robust framework for addressing revenue issues.
3.	Improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets
4.	Provide more useful information to users of financial statements through improved disclosure requirements.
5.	Simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.

To meet these objectives, the FASB is amending the FASB Accounting Standards Codification (ASC) and creating a new Topic 606, “Revenue from Contracts with Customers.”  The Company will be evaluating the impact of ASU 2014-09 as it pertains to the Company’s financial statements and other required disclosures on an ongoing basis until its eventual adoption and incorporation.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2015

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities.”  The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to: (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged; and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The Company has elected early adoption of ASU 2014-10.  As a result, the Company has not included any references to the development stage.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this update define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements.  Under US GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances.  Financial reporting under this presumption is commonly referred to as the going concern basis of accounting.  The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities.  This update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes.  It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed.  The amendments in this update are effective for the Company beginning in the first quarter of 2017.  Early application is permitted.  The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.”  This new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the new guidance. The new guidance is effective for the Company on April 1, 2017, with early adoption permitted as of the beginning of an interim or annual reporting period. The new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is evaluating the impact that the new guidance will have on its consolidated financial statements and related disclosures.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Note 3 – Cash

As of December 31, 2015 and March 31, 2015, the cash balance totaled $8,635,585 and $402,718, respectively.

The Company is exposed to concentrations of credit risk related to cash deposits.  The Company maintains cash at a financial institution where the total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to its limit.  At any given time, the Company’s cash balance may exceed the balance insured by the FDIC.  As of December 31, 2015 and March 31, 2015, $8,385,585 and $152,718, respectively, of the Company’s cash was in excess of FDIC limits.

As of December 31, 2015, the cash balance included restricted cash in the amount of $8,533,566, which corresponds to the deferred distribution payments liability.

Note 4 – Shareholders’ Equity

Acquisition of FFIN

On November 23, 2015, BMBM and Mr. Turlov entered into the Acquisition Agreement, pursuant to which BMBM acquired FFIN in exchange for 224,551,913 shares of BMBM’s common stock, which constituted approximately 80.1% of its 280,339,467 shares of common stock issued and outstanding after giving effect to such acquisition.

Shareholder Distributions

Following the sale for cash in September 2011 of BMBM’s oil and gas assets in operations in Kazakhstan, BMBM distributed the net proceeds to its shareholders. Distributions aggregating $8,533,566 have not been completed to certain shareholders pending the completion of necessary documentation of such shareholders’ ownership of the stock on which the distribution is based.

Note 5 – Related Party Transactions

During the quarter ended December 31, 2015, Mr. Turlov made a capital contribution of $50,000 to the Company.  At the time such contribution was made, Mr. Turlov was the Chief Executive Officer, Chairman of the board, and majority shareholder of the Company.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2015

During the three and nine months ended December 31, 2015, FFIN recorded legal expenses in amount of $56,098 from a legal firm, where one member of FFIN’s board of directors was employed.  On June 9, 2015, this individual resigned from the FFIN board of directors.

Note 6 – Lease Commitments

FFIN entered into a lease agreement on January 1, 2015, for office space that expires in 30 months. At December 31, 2015, the future minimum lease payments under the lease are as follows:

Lease commitments

Fiscal year ended March 31, 2016	$ 6,975
Fiscal year ended March 31, 2017	27,902
Fiscal year ended March 31, 2018	6,975
Total	$ 41,852

BMBM leases office space on a month-to-month basis for $1,000 per month.

The Company’s rent expense for its office space was $7,975 and $21,925 for the three and nine months ended December 31, 2015, respectively.

Note 7 – Commitments and Contingent Liabilities

The Company had the following significant commitments and contingencies as of December 31, 2015:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Initial cash distribution payable(1)	$ 6,620,623	$ 6,620,623(2)	$ -	$ -	$ -
Second cash distribution payable(1)	1,912,943	1,912,943(2)	-	-	-
Office lease(3)	41,852	27,902	13,950	-	-
TOTAL	$ 8,575,418	$ 8,561,468	$ 13,950	$ -	$ -

(1)	See Note 4 – Shareholders’ Equity for additional information regarding the initial cash distribution payable and the second cash distribution payable.
(2)
These distributions are currently payable, subject to the entitled shareholder completing and submitting to the Company the necessary documentation to claim his, her or its distribution payments.  The Company has no control over when, or if, an entitled shareholder will submit the necessary documentation to claim his, her, or its distribution payment.

(3)	FFIN entered into a lease agreement on January 1, 2015 for office space that expires in June 2017.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Note 8 – Subsequent Events

The Company evaluated all material events and transactions that occurred after December 31, 2015 through February 16, 2016, the date these financial statements were available to be issued.  During this period, except as disclosed herein, the Company did not have any material recognizable subsequent events.

Subsequent to the quarter end, during January 2016, Mr. Turlov made a $60,000 capital contribution to the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Current Report on Form 8-K filed on November 23, 2015, and any amendments thereto that may be filed with the SEC from time to time, disclosing our execution of the Share Exchange and Acquisition Agreement with Timur Turlov (the “Acquisition Agreement”) and providing the information we would be required to disclose if we were a registrant filing a general form for registration of securities on Form 10 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Throughout this report, unless otherwise indicated by the context, references herein to “we,” our,” and “us” mean BMB Munai, Inc., a Nevada corporation, and our subsidiaries and predecessors. Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations all references to dollar amounts ($) refers to U.S. dollars unless otherwise indicated.

Special Note About Forward-Looking Information

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, such as statements relating to our anticipated revenues, gross margin and operating results, estimates used in the preparation of our financial statements, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources.  Forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein.  These forward-looking statements can sometimes be recognized by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions.  Such statements are subject to known and unknown risks, uncertainties, and other factors, including the meaningful and important risks and uncertainties discussed in this report.  These forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management.  These statements include, among other things:

●	the ability of our subsidiary to become a member of FINRA and licensed with the SEC and state securities authorities to transact business as a registered securities broker-dealer in the United States;

●	the ability of our acquisition targets KZ to obtain necessary regulatory approvals to maintain their foreign licensing in connection with the transfer of ownership from the current owner to us;

●
the ability of our acquisition targets to prepare required financial statements in accordance with generally accepted accounting standards (GAAS) and generally accepted accounting practices in the United States (US GAAP) ;

●	our ability to launch operations as a fully functioning securities broker-dealer able to serve our proposed customers;

●	our ability to attract and retain key management and other properly licensed and experienced personnel to satisfy applicable regulatory standards;

●	our financial performance, including our limited operating history;

●	possible lack of interest by foreign investors to invest in securities of U.S. publicly traded companies;

●	our ability to comply with the extensive and pervasive regulatory requirements in the various jurisdictions where we may operate; and

●	the other factors contained in the section entitled “Risk Factors” in Part II, Item 1A. of this report.

Although we have attempted to identify important factors that could cause actual results to differ materially, there may be other factors that cause the forward-looking statements not to come true as described in this report.  These forward-looking statements are only predictions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially.

You should not rely on forward-looking statements as predictions of future events.  While we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance and achievements.  Moreover, neither we nor any other person assumes any responsibility for the accuracy and completeness of these statements or undertakes any obligation to revise these forward-looking statements to reflect events and circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Overview

As discussed in Note 1 – Description of Business of the notes to our unaudited condensed consolidated financial statements accompanying this report, on November 23, 2015 we entered into the Acquisition Agreement pursuant to which we acquired all of the issued and outstanding common stock of FFIN Securities, Inc., a Nevada corporation (“FFIN”) from Timur Turlov in exchange for 224,551,913 shares of our common stock, which comprised approximately 80.1% of our outstanding common stock after giving effect to the transaction.  We entered into the Acquisition Agreement with the intent to build an international, broadly based brokerage and financial services firm to meet the growing demand from an increasing number of investors in Russia and Kazakhstan for access to the financial opportunities, relative stability, and comprehensive regulatory reputation of the U.S. securities markets.

The Acquisition Agreement provides, subject to the satisfaction of various closing conditions, for the possible acquisition by us of Mr. Turlov’s 100% equity interests in Investment Company Freedom Finance LLC, a Russian limited company (“Freedom RU”), Freedom RU’s wholly owned subsidiary, Freedom Finance JSC, a Kazakhstan joint stock company (“Freedom KZ”), FFINEU Investments Limited, a Cyprus limited company (“Freedom CY”) (collectively, the “Freedom Companies”), and the securities brokerage and financial services businesses conducted by them.  We believe the Freedom Companies serve an emerging capitalistic and investing segment of the economies of Russia and Kazakhstan that is interested in saving, investing, and diversifying risk through foreign investment. Under the existing regulatory regimes in Russia and Kazakhstan, Freedom RU and Freedom KZ are limited in their ability to grant their customers access to the U.S. securities markets.

Mr. Turlov is seeking a more sustainable, long-term strategy to allow his customer base in Russia and Kazakhstan to participate in the U.S. markets because of what he perceives to be the growing disfavor of omnibus clearing accounts for foreign financial institutions among regulators and U.S. financial institutions as well as customer concerns that the Freedom Companies expose them to attendant political, regulatory, currency, banking, and economic risks and uncertainties in their respective countries of operation.  To meet this perceived need, Mr. Turlov organized FFIN in August 2014 to serve primarily foreign clients referred from Freedom RU and Freedom KZ as part of a strategy to provide foreign customers with access to the U.S. securities markets within a single vertically integrated financial services firm.

In December 2015 FFIN applied to become a member to FINRA and a licensed securities broker-dealer with the SEC.  We anticipate the FINRA review process will take a minimum of six months to complete and could take much longer.  In addition to FINRA membership and SEC licensure, FFIN will also be required to comply with the state securities licensure requirements.

Mr. Turlov acquired approximately 80.1% of our outstanding common stock in connection with the acquisition of FFIN.  If we are successful in completing the acquisition of Freedom RU, and its wholly-owned subsidiary Freedom KZ, we have agreed to issue Mr. Turlov additional shares, which would constitute approximately an additional 13% of our outstanding common stock after giving effect to such acquisition.  We have also agreed to issue shares to Mr. Turlov to acquire Freedom CY for what would constitute approximately an additional 2% of our outstanding common stock after giving effect to such acquisition. The acquisitions of Freedom RU and Freedom CY are separate transactions that are not interdependent, so we may acquire either, both, or none of such companies.

The completion of the acquisition of Freedom RU and Freedom CY is dependent on the express conditions that:

(i)           the particular Freedom Company to be acquired completes and provides to us audited consolidated financial statements prepared in accordance with GAAP and US GAAS, so that we can include such audited financial statements in our periodic reports filed with the SEC;

(ii)          the particular Freedom Company to be acquired has received all required governmental and regulatory approvals for the change of ownership from its current ownership to us;  and

(iii)         if, at the time of the proposed closing, we do not have sufficient authorized but unissued shares to issue the number of shares as we agreed in the Acquisition Agreement, we will effect a recapitalization consisting of: (i) a reverse split of our outstanding common stock in such amount as our board of directors may determine; and (ii) an increase in the number of our authorized common stock in such amount as our board may determine.

Completion of each acquisition is also conditioned on the continuing accuracy of the representations and warranties of the respective parties to the Acquisition Agreement, and the satisfaction of certain conditions and other covenants, many of which may be waived by either party.  We may abandon the acquisition of either Freedom RU or Freedom CY if it is not completed by December 31, 2016.  If we do not complete either of such acquisitions, we may nevertheless execute through FFIN securities transactions of the customers of such Freedom Companies not acquired under introducing, execution, clearing, and settlement arrangements common in the securities industry and at competitive rates if FFIN satisfies regulatory requirements to operate as a securities broker-dealer in the United States.  The Acquisition Agreement does not grant to us any right or remedy to rescind our acquisition of FFIN if we do not complete the acquisition of the Freedom Companies because of their failure to provide required audited financial statements or meet other pre-closing conditions.

As a result of the closing of the acquisition of FFIN, Mr. Turlov was issued approximately 80.1% of the outstanding common stock of BMBM after giving effect to the transaction.  He was also appointed as the Company’s Chief Executive Officer and Chairman of the board of directors.  The Company has determined to treat the acquisition of FFIN as a reverse merger and recapitalization, with FFIN as the acquirer for accounting purposes.  Consequently, the assets and liabilities and the historical operations that are reflected in the Company's financial statements are those of FFIN.  These financial statements are presented as a continuation of FFIN.  The equity of FFIN is presented as the equity of the combined company and the capital stock account of FFIN is adjusted to reflect the par value of the issued and outstanding common stock of the Company, being the legal acquirer, after giving effect to the number of shares issued in connection with the acquisition of FFIN.

Results of Operations

This discussion summarizes the significant factors affecting our results of operations, financial condition, and liquidity and capital resources during the periods ended December 31, 2015 and 2014.  This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements accompanying this report.

Three months ended December 31, 2015, compared to the three months ended December 31, 2014

Revenue

We did not generate any revenue during the three months ended December 31, 2015 or 2014.

Expenses

Operating Expenses.  During the three months ended December 31, 2015, operating expenses totaled $102,595 compared to operating expenses of $77,822 during three months ended December 31, 2014. The increase is primarily attributable to increases in general and administrative expenses, including payroll, rent and general office expenses, which were partially offset by decreases in professional fees.

Loss from Operations.  During the three months ended December 31, 2015, we recognized a loss from operations of $102,595, compared to a loss from operations of $77,822 during the three months ended December 31, 2014. This increase in loss from operations during the three months ended December 31, 2015, is the result of the increase in general and administrative expenses.

Total Other Income.  During the three months ended December 31, 2015, we recognized total other income of $575, compared to total other income of $0 during the three months ended December 31, 2014.  The increase resulted from higher interest income on our cash balances.

Net Loss.  For the reasons discussed above during the three months ended December 31, 2015 we realized a net loss of $104,908 compared to a net loss of $77,822 for the three months ended December 31, 2014.  Because we have no revenue, we expect to continue to realize net losses in upcoming fiscal periods.  We do not anticipate generating revenues from our planned business activities until such time as we receive the necessary regulatory licensure and approval to operate as a broker-dealer in the United States or until we are successful in completing the acquisition of Freedom RU and its wholly-owned subsidiary Freedom KZ or Freedom CY.

Nine months ended December 31, 2015, compared to the period from inception (August 25, 2014) to December 31, 2014

Revenue

We did not generate any revenue during the nine months ended December 31, 2015 or during the period from inception to December 31, 2014.

Expenses

Operating Expenses.  During the nine months ended December 31, 2015, operating expenses totaled $386,558 compared to operating expenses of $77,822 during the period from inception to December 31, 2014. The increase resulted principally from the fact that we commenced operations in October 2014 and is attributable to increases in professional fees and general and administrative expenses, including payroll, rent and general office expense.

Loss from Operations.  During the nine months ended December 31, 2015, we recognized a loss from operations of $386,558, compared to a loss from operations of $77,822 during the period from inception to December 31, 2014. This increase in loss from operations during the nine months ended December 31, 2015, is the result of the increases in professional fees and general and administrative expenses.

Total Other Income.  During the nine months ended December 31, 2015, we recognized total other income of $618, compared to total other income of $0 during the period from inception to December 31, 2014.  The increase resulted from higher interest income on our cash balances during the nine months ended December 31, 2015.

Net Loss.  For the reasons discussed above, during the nine months ended December 31, 2015 we realized a net loss of $389,233, compared to a net loss of $77,822 for the period from inception to December 31, 2014.  As noted above, we do not anticipate generating revenues from our planned business activities until such time as we receive the necessary regulatory licensure and approval to operate as a broker-dealer in the United States or until we are successful in completing the acquisition of Freedom RU and its wholly-owned subsidiary Freedom KZ or Freedom CY.

Liquidity and Capital Resources

Our principal source of liquidity during the nine months ended December 31, 2015, was cash and cash equivalents.  As of December 31, 2015 we had cash and cash equivalents of $102,019, compared to cash and cash equivalents of $402,718, at March 31, 2015.  At December 31, 2015, we had total current assets (less restricted cash) of $102,026, and total current liabilities (less deferred distribution payment) of $178,320, resulting in a working capital deficit of $76,294.

Our ability to continue as a going concern is dependent upon, among other things, our ability to generate revenues.  We are currently generating net losses and we do not anticipate generating revenue until (i) FFIN satisfies regulatory requirements to operate as a securities broker-dealer in the United States and commences business operations, or (ii) the closing conditions necessary to complete the acquisitions of some or all of the Freedom Companies are satisfied and the acquisitions are completed.  We cannot assure that FFIN will satisfy regulatory requirements and commence securities broker-dealer activities in the United States, or that the closing conditions necessary to complete the acquisitions of some or all of the Freedom Companies will be satisfied and the acquisitions completed.

If our existing cash assets are insufficient to satisfy our expenses while we move through the registration process, we may need to seek additional funding.  In December 2015 Mr. Turlov provided a capital contribution to us of $50,000, and in January 2016 Mr. Turlov provided a capital contribution to us of $60,000.  Mr. Turlov is under no obligation to provide additional funding to us, and we currently have no guarantee additional funding will be available to us, or if it is, that such funding will be available to us on acceptable terms.  Uncertainty as to the outcome of these factors raises substantial doubt about our ability to continue as a going concern.

Cash Flows

During the nine months ended December 31, 2015, cash was primarily used to pay for current expenses.  See below for additional discussion and analysis of cash flow.

	Nine months ended December 31, 2015	From inception on August 25, 2014 through December 31, 2014

Net cash used in operating activities	$ (403,757)	$ -
Net cash provided by investing activities	8,586,624	-
Net cash provided by financing activities	50,000	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ 8,232,867	$ -

Operating activities used $403,757 in cash during the nine months ended December 31, 2015, as compared to $0 during the period from inception to December 31, 2014.  Our negative operating cash flow for the nine months ended December 31, 2015, was mainly attributable to significant increase in net loss and a significant decrease in accounts payable.

Investing activities provided $8,586,624 for the nine months ended December 31, 2015, as a result of cash acquired in connection with the Acquisition Agreement.  Of this amount, $8,533,566 is held as restricted cash for distribution to shareholders who have not yet claimed their distributions pursuant to the first and second stockholder distributions as reflected in the table of Contractual Obligations and Contingencies below.  During the period from inception to December 31, 2014, we realized no cash from investing activities.

We recognized cash from financing activities as a result of a $50,000 capital contribution to the Company by Mr. Turlov in December 2015.  As noted above, Mr. Turlov was under no obligation to provide us this capital contribution, nor do we have any agreement with him to provide additional capital contributions in the future.  During the period from inception to December 31, 2014, we realized no cash from financing activities.

Contractual Obligations and Contingencies

The following table lists our significant commitments at December 31, 2015, as listed on our condensed consolidated balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Initial cash distribution payable(1)	$ 6,620,623	$ 6,620,623(2)	$ -	$ -	$ -
Second cash distribution payable(1)	1,912,943	1,912,943(2)	-	-	-
Office lease(3)	41,852	27,902	13,950	-	-
TOTAL	$ 8,575,418	$ 8,561,468	$ 13,950	$ -	$ -

(1)	See Note 4 – Shareholders’ Equity for additional information regarding the initial cash distribution payable and the second cash distribution payable.
(2)
These distributions are currently payable, subject to the entitled shareholder completing and submitting the necessary documentation to claim his, her, or its distribution payments.  We have no control over when, or if, an entitled shareholder will submit the necessary documentation to claim his, her, or its distribution payment.

(3)	FFIN entered into a lease agreement on January 1, 2015 for office space that expires in June 2017.

Off-Balance Sheet Financing Arrangements

As of December 31, 2015 we had no off-balance sheet financing arrangements.

Critical Accounting Policy and Estimates

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management Discussion and Analysis of Financial Condition and Results of Operations.”

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Because we are a smaller reporting company we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2015 our disclosure controls and SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Effective December 15, 2014, the 1992 framework of the Committee of Sponsoring Organizations of the Treadway Commission  (“COSO”) was superseded by COSO’s 2013 framework. Management is currently evaluating the impact of the new framework and plans to perform its evaluation of internal controls in conjunction with the annual audit under COSO’s 2013 framework.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

We incorporate the Special Note about Forward-Looking Information and Item 1A. Risk Factors from our Form 10 Information in our Current Report on Form 8-K filed November 23, 2015.  The following information updates, and should be read in conjunction with the Risk Factors information set forth in that Current Report on Form 8-K.  The risks described therein and in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or operating results.

Risks Related to Our Proposed Acquisitions

“Because we are a “controlled company” within the meaning of the NYSE and NASDAQ corporate governance standards, and as a result, may qualify for exemptions from certain corporate governance requirements, you may not have the same protections afforded to stockholders of companies that are subject to such requirements.

Upon execution of the Acquisition Agreement, Mr. Turlov was issued 224,551,913 shares of BMBM’s common stock, which constituted approximately 80.1% of its outstanding common stock after giving effect to the acquisition of FFIN.  Mr. Turlov’s ownership interest may increase to up to 95% of the outstanding common stock of BMBM if the acquisitions of the Freedom Companies are successfully completed.

As a result of Mr. Turlov’s acquisition of greater than 50% of the voting power of BMBM, BMBM became a “controlled company” under the corporate governance standards of the NYSE and NASDAQ.  Controlled companies are exempt from compliance with the listing standards of the NYSE and NASDAQ regarding majority board independence or the independence requirements relating to certain compensation and nominating committee decisions, and in the case of the NYSE, corporate governance committees.  BMBM is not currently subject to the corporate governance standards of the NYSE or NASDAQ, but should it at some future date become subject to such standards while still being a controlled company, BMBM could be eligible to take advantage of the exemptions from compliance with such corporate governance standards.  If BMBM takes advantage of the exemptions from compliance with such corporate governance standards, you may not have the same protections afforded to stockholders of companies that are subject to such requirements.”

“Mr. Turlov has control over key decision making as a result of his ownership of a majority of our voting stock.

Mr. Turlov, our Chief Executive Officer and Chairman of our board of directors, beneficially owns approximately 80.1% of our outstanding common stock, which could increase to as much as 95%.  Mr. Turlov currently has sole voting control of the Company and can control the outcome of matters submitted to stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets.  In addition, Mr. Turlov has the ability to control the management and affairs of BMBM as a result of his position as our CEO and his ability to control the election of our directors. Additionally, in the event that Mr. Turlov controls our Company at the time of his death, control may be transferred to a person or entity that he designates as his successor. As a board member and officer, Mr. Turlov owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Turlov is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

See Item 10, Recent Sales of Unregistered Securities, from our Form 10 Information in our Current Report on Form 8-K filed November 23, 2015.

Item 5.  Other Information

On December 17, 2015, we received a comment letter issued by the SEC related to our Form 8-K filed with the SEC on November 23, 2015 (the “Original 8-K”).  On December 23, 2015, we provided a response to the SEC.  On January 12, 2016 and February 9, 2016, we received further correspondence from the SEC relating to our responses.  On January 20, 2016 and February 16, 2016, we provided additional responses to the Commission.  As of the date of the filing of this report, we have agreed to amend the Original 8-K to present a statement of operations and a statement of cash flows for the period from August 25, 2014 (inception) to September 30, 2014, in accordance with Rule 8-03 of Regulation S-X.  We do not anticipate this change will have a material impact on the financial information contained in the Original 8-K as we engaged in no operations or activities during such period.  With regard to other comments raised by the SEC, one of which is still unresolved, we do not anticipate the proposed revisions will have a material impact upon the financial information or disclosures included in the Original 8-K.

Item 6. Exhibits

Exhibits.  The following exhibits are filed or furnished, as applicable, as part of this report:

Exhibit No.*	Description of Exhibit	Location

Item 2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.01	Share Exchange and Acquisition Agreement between BMB Munai, Inc., and Timur Turlov dated November 23, 2015	Incorporated by reference from our Current Report on Form 8-K filed November 23, 2015.

Item 10	Material Contracts
10.01	Standard Form Lease Agreement between ZAHA, LLC and FFIN Securities, Inc. dated December 9, 2014	Incorporated by reference from our Current Report on Form 8-K filed November 23, 2015.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit No.*	Description of Exhibit	Location

Item 101	Interactive Data File
101
The following BMB Munai, Inc. financial information for the periods ended December 31, 2015, formatted in XBRL (eXtensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements.

*
All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMB MUNAI, INC.

Date: February 16, 2016	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date: February 16, 2016	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer