Form 10-K
period 2016-03-31
BMB MUNAI INC
filed 2016-07-14
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016

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

Large accelerated Filer ☐	Accelerated filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
 ☐ Yes  ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $136,113.

As of June 30, 2016, the registrant had 280,339,467 shares of common stock, par value $0.001, outstanding.

Documents Incorporated by Reference:  None

BMB MUNAI, INC.

Unless otherwise indicated by the context, references herein to the “Company”, “BMBM”, “we”, “our” or “us” means BMB Munai, Inc, a Nevada corporation and its wholly-owned subsidiary FFIN Securities, Inc. Unless otherwise indicated by the context all dollar amounts stated in this annual report on Form 10-K are in U.S. dollars.

Special Note about Forward-Looking Information

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as statements relating to our anticipated revenues, gross margin and operating results, estimates used in the preparation of our financial statements, future performance and operations, ability to obtain and maintain required licensures or approvals to pursue our proposed operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. Forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These forward-looking statements can sometimes be recognized by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions. Such statements are subject to known and unknown risks, uncertainties, and other factors, including the meaningful and important risks and uncertainties discussed in this report. These forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management. These statements include, among other things:

●	our ability to obtain licenses and approvals needed to transact business as a registered securities broker-dealer in the United States;

●	the ability of Freedom KZ to obtain necessary regulatory approvals to maintain their foreign licensing in connection with the transfer of ownership from the current owner to us;

●
the ability of the Freedom Companies to prepare required financial statements in accordance with generally accepted accounting standards (GAAS) and generally accepted accounting practices (GAAP) in the United States;

●
our ability to launch operations as a fully functioning securities broker-dealer able to serve our proposed customers if we are successful in becoming a member of FINRA and obtaining necessary federal and state licensure;

●	our ability to enter into a satisfactory clearing arrangement with a qualified clearing firm with necessary licenses and clearing relationships;

●	our ability to attract and retain key management and other properly licensed and experienced personnel to satisfy applicable regulatory standards;

●	our financial performance, including our limited operating history;

●	possible lack of interest by foreign investors to invest in securities of U.S. publicly traded companies;

●	our ability to comply with the extensive and pervasive regulatory requirements in the various jurisdictions where we may operate; and

●	the other factors contained in the section entitled “Risk Factors” in Part I, Item 1A, this report.

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

You should not rely on forward-looking statements as predictions of future events. While we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes any responsibility for the accuracy or completeness of these statements or undertakes any obligation to revise these forward-looking statements to reflect events or circumstances after the date on this report or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the Commission.

PART I

Item 1.    Business

Overview

BMB Munai, Inc. (“BMBM”) is a Nevada corporation that originally incorporated in the State of Utah in 1981. From 2003 to 2011, BMBM’s business activities focused on oil and natural gas exploration and production in the Republic of Kazakhstan through its then wholly-owned subsidiary Emir Oil LLP (“Emir Oil”). In September 2011, BMBM sold all of its interest in Emir Oil, including its right, title, and interest in and to the oil and gas licenses and licensed territory owned by Emir Oil, to an independent third party for cash of about $170 million. The proceeds of the sale were used to, among other things, repay outstanding obligations, satisfy certain post-closing undertakings, meet ongoing expenses, and make two separate cash distributions totaling approximately $74,750,000 to its stockholders.

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

Our Business

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

In December 2015, FFIN applied to become a member of FINRA and a licensed securities broker-dealer with the SEC. FFIN recently withdrew its applications to provide itself additional time to collect information requested by FINRA and to assess whether to reapply for licensure. If FFIN determines to reapply for broker-dealer registration, we anticipate it would do so before the end of calendar 2016. In addition to FINRA membership and SEC licensure, if granted, FFIN would also be required to comply with the state securities licensure requirements.

We continue to work toward successful completion of the acquisition of Freedom RU, and its wholly-owned subsidiary Freedom KZ, and Freedom CY. The acquisitions of Freedom RU and Freedom CY are separate transactions that are not interdependent, so we may acquire either, both, or none of such companies.

The completion of the acquisition of Freedom RU and Freedom CY is dependent on the express conditions that:

(i)           the particular Freedom Company to be acquired completes and provides to us audited consolidated financial statements prepared in accordance with US GAAP and GAAS, so that we can include such audited financial statements in our periodic reports filed with the SEC;

(ii)          the particular Freedom Company to be acquired has received all required governmental and regulatory approvals for the change of ownership from its current ownership to us; and

(iii)         if, at the time of the proposed closing, we do not have sufficient authorized but unissued shares to issue the number of shares as we agreed in the Acquisition Agreement, we will effect a recapitalization consisting of: (i) a reverse split of our outstanding common stock in such amount as our board of directors may determine; and (ii) a potential increase in the number of our authorized common stock in such amount as our board may determine.

Completion of each acquisition is also conditioned on the continuing accuracy of the representations and warranties of the respective parties to the Acquisition Agreement, and the satisfaction of certain conditions and other covenants, many of which may be waived by either party.

We may abandon the acquisition of either Freedom RU or Freedom CY if it is not completed by December 31, 2016. If we do not complete either of such acquisitions, we may nevertheless execute securities transactions of the customers of such Freedom Companies not acquired under introducing, execution, clearing, and settlement arrangements common in the securities industry and at competitive rates if FFIN determines to reapply and is approved to become a U.S. registered securities broker-dealer and satisfies applicable regulatory requirements. The Acquisition Agreement does not grant to us any right or remedy to rescind our acquisition of FFIN if we do not complete the acquisition of the Freedom Companies because of their failure to provide required audited financial statements or meet other pre-closing conditions.

Recapitalization

We are authorized to issue 500,000,000 shares of common stock and have approximately 280.3 million shares outstanding. Under the Acquisition Agreement, we are obligated to issue sufficient shares to Mr. Turlov such that following the acquisitions of Freedom RU and Freedom CY, Mr. Turlov will own approximately 95% of the issued and outstanding common stock of BMBM, which together with our currently outstanding stock, would exceed our authorized common stock. Therefore, if we do not have a sufficient number of authorized but unissued shares to issue the number of shares required under the Acquisition Agreement before the acquisition of either Freedom RU or Freedom CY, we have agreed to recapitalize BMBM by effecting a reverse split of our common stock and possibly a change in our authorized common stock to such number of shares of common stock as our board of directors determines. After such reverse-split, the number of shares that we are obligated to issue to complete the proposed acquisitions will be appropriately reduced.

After giving effect to the acquisition of all of the Freedom Companies, which then would become our wholly owned direct or indirect subsidiaries, Mr. Turlov will own approximately 95% of our post-reverse-split shares then issued and outstanding.

The Freedom Companies

Since the organization of Freedom RU in 2010 and the acquisition of Freedom KZ in 2013, they have serviced a growing customer base with increasing amounts invested. As of March 31, 2016, Freedom RU and Freedom KZ together had approximately 30,000 total active customer accounts, with aggregate investment positions of more than $100 million. The customers of the Freedom Companies typically execute approximately 15,000 transactions per month, with an aggregate transaction value of approximately $1 billion. The customers of Freedom RU and Freedom KZ range from retail traders that frequently execute large transactions to relatively small, inactive accounts that hold securities positions long-term. In the preceding year, approximately 80% or more of the aggregate trading dollar volume was generated by about two dozen margin day traders. The Freedom Companies’ customers principally invest in exchange-traded securities.

For the year ended March 31, 2016, Freedom RU and its subsidiary Freedom KZ together had consolidated profits of approximately $11.3 million on revenues of about $14.4 million (unaudited, subject to adjustment). As of March 31, 2016, the consolidated total assets of the Freedom Companies were approximately $40.1 million. Collectively, Freedom RU and Freedom KZ together employ 17 executive and supervisory employees, 44 administrative and clerical employees, and 75 persons serving as customer representatives.

We believe that the customers of Freedom RU and Freedom KZ, view the United States as an attractive, economically sound, financially stable, and well-regulated securities market in which to invest. The recent strength of the U.S. dollar (“dollar”) as compared to the Russian ruble and Kazakh tenge, both of which have fluctuated widely and declined in value substantially relative to the dollar in recent years, appears to have heightened this interest, even though this currency exchange rate trend effectively reduced the amounts these customers are able to invest in U.S. dollar-denominated securities.

Freedom RU

Freedom RU was organized in 2010 and provides financial services in the Russian Federation in accordance with the Russian government’s open-ended licenses for brokerage, dealer, and depository operations and for activities in securities management. The Federal Financial Markets Service of Russia provides the governmental regulation of company operations and the protection of the interests of its customers.

Freedom KZ

Freedom KZ was acquired by Mr. Turlov in 2013 from unrelated parties. When Mr. Turlov acquired Freedom KZ, it was controlled by Korean nationals and principally facilitated Korean investment in Kazakhstan. It was not profitable. Freedom KZ provides professional services in the capital markets. Since 2006, Freedom KZ has been a professional participant of the Kazakhstan Stock Exchange, which enables it to manage investment portfolios for its clients. Freedom KZ is regulated by the Committee for the Control and Supervision of the Financial Market and Financial Organizations of the National Bank of the Republic of Kazakhstan.

Freedom CY

Freedom CY was organized in August 2013, completed its regulatory licensing in May 2015, and is in the process of initiating activities pursuant to this license. Freedom CY will provide transaction handling and intermediary services to Freedom RU and Freedom KZ and is regulated by the Cyprus Securities and Exchange Commission. Until Freedom CY initiates activities pursuant to its regulatory licensing and begins operations, transaction intermediary services will continue to be provided to Freedom RU and Freedom KZ through another Cyprus entity owned by Mr. Turlov pursuant to an interim informal licensing exemption.

Customer Base and Marketing Plan

If we complete the acquisitions of the Freedom Companies and FFIN determines to reapply and is successful in becoming a registered securities broker-dealer in the U.S., we will focus our marketing efforts on offering and providing international customers with access to the stability and long-term growth opportunities offered by the U.S. investment markets, as well as the regulatory protections that extend to customers of U.S. broker-dealers, including security of customer funds. Our primary source of customer business will be the existing and expanding client base of the Freedom Companies. We anticipate that these customers will be a mix of individual retail customers, including family or small business entities owned and controlled by individuals, family asset planning or holding companies, and private equity funds.

Outside of the business from the Freedom Companies, if FFIN determines to reapply and is successful in becoming a licensed securities broker-dealer in the U.S., it may market or advertise its services in the U.S., but FFIN has not determined the scope or direction of that effort.

As our volume of customer order execution expands, we may develop and offer additional services and products, subject to applicable regulatory requirements.

Competition

Since the base of our customers will be retail investors in Russia and Kazakhstan, our principal competitors will be in those countries, each of which has a vigorous and aggressive competitive investment and securities markets. There are both local and large financial services firms that offer an array of financial products and services in these countries. The financial service firms with which we compete for customers in Russia include JSC Brokerage House Otkrytiye, LLC Company BrokerCreditService, LLC KIT Finance, and FINAM Group and in Kazakhstan include JSC Halyk Finance, JSC Assyl Invest, and JSC Centras Securities.

We believe competition will be based principally on our ability to provide access directly to the U.S. securities markets, the level of our service, the convenience of our services, our ability to provide personalized service, and our charges to customers. Customer costs include transaction execution fees, commissions and charges as well as margin interest rates the Freedom Companies charge their customers investing on margin.

Many of the firms with which we will compete are larger, provide more diversified services and products, provide access to more international markets, and have greater management, technical, and financial resources. We cannot assure that we will be able to compete effectively.

Regulation

Overview

Our proposed business and the securities industry in general are subject to extensive regulation in the United States at both the federal and state level, as well as by industry self-regulatory organizations (“SROs”). Our business and our customers will also be subject to regulation by various foreign governments and regulatory bodies.

In the United States, a number of federal and industry regulatory agencies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. The SEC is the federal agency that is primarily responsible for the regulation of broker-dealers doing business in the United States. Industry SROs, each of which has authority over the firms that are its members, include FINRA, national securities exchanges such as the New York Stock Exchange on which securities are traded, the Depository Trust Corporation, commonly referred to as DTC, to facilitate transaction clearing, and other SROs. Broker-dealers are also subject to registration and regulation by state securities laws administered by regulators in those states in which such broker-dealers conduct business, which generally covers the states in which their customers reside.

In December 2015, our wholly owned subsidiary FFIN applied for membership in FINRA and for registration as a broker-dealer with the SEC. FFIN, however, recently withdrew its applications to provide itself additional time to address FINRA questions. FFIN is currently assessing whether to submit a new application to become a member of FINRA.  If FFIN elects to reapply, we anticipate it will do so before the end of calendar 2016. If FFIN elects to reapply and is successful, it will also plan to apply for registration as a broker-dealer in the state of Utah, where its principal U.S. offices are located.

If FFIN elects to reapply, and if and when FFIN completes federal and state registration and FINRA membership, it will have overlapping schemes of regulation that will cover all aspects of its securities business. These regulations cover a broad range of matters, including:

●	capital requirements;

●	the use and safekeeping of customers’ funds and securities;

●	recordkeeping and reporting requirements;

●	customer identity, clearance, and monitoring to identify and prevent money laundering;

●	supervisory and organizational procedures intended to monitor and assure compliance with securities laws and to prevent improper trading practices;

●	employee-related matters, including qualification and licensing of supervisory, sales, and operations personnel;

●	transaction execution, clearance, and settlement procedures; and

●	rules of FINRA designed to promote high standards of commercial honor and just and equitable principles of trade.

Applicable regulations address specific details concerning the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation, including customer anti-money laundering monitoring and reporting, a firm’s “know your customer” requirements, “suitability” determinations as to certain customer transactions, limitations in the amounts of fees and commissions that may be charged to customers, timing of proprietary trading in relation to customers’ trades, disclosures to customers, and other matters. Many of these provisions may impose special regulatory and compliance obligations on us because of our expected foreign customer base.

If FFIN reapplies and is granted licensure to operate as a broker-dealer, violations of federal or state laws or regulations or rules of SROs could subject FFIN and its principals and other employees to disciplinary proceedings or civil or criminal liability, including revocation of licenses, censures, fines, disgorgement, or temporary suspension or permanent bar from the conduct of its or their activities. Any such proceeding could have a material adverse effect upon our business.

In addition to being regulated in the United States, our business will be subject to regulation by various foreign governments and regulatory bodies. If our acquisition of Freedom RU is completed, our activities through that entity, which is licensed in the Russian Federation to conduct open-ended brokerage, dealer, depository operations, and securities management, will be subject to regulation by the Central Bank of the Federation of Russia, which provides governmental regulation of company operations and protection of the interests of its customers. The acquisition of Freedom RU will also result in the acquisition of its wholly owned subsidiary, Freedom KZ. Freedom KZ provides professional services in the capital markets of Kazakhstan and is a professional participant of the Kazakhstan Stock Exchange. Freedom KZ is regulated by the Committee for the Control and Supervision of the Financial Market and Financial Organizations of the National Bank of the Republic of Kazakhstan. If our acquisition of Freedom CY is completed, our activities through that entity, which will be licensed in Cyprus, will be regulated by the Cyprus Securities and Exchange Commission. These authorities in Russia, Kazakhstan, and Cyprus enforce a comprehensive regulatory regime similar in nature and scope to the regulation of broker-dealers in the United States.

If FFIN elects to reapply for and becomes a licensed broker-dealer and if in the future FFIN were to expand its planned initial activities to include funds management, investment banking, venture capital, or private equity activities, its regulation would increase. We currently do not plan to engage in activities that would make us subject to registration under or compliance with the U.S. Investment Advisers Act of 1940 or the U.S. Investment Company Act of 1940. To the extent that we operate in related areas in reliance on exemptions from these statutes, our failure to meet the requirements of any such exemptions could have a material adverse effect on the manner in which we conduct, or would like to conduct, our activities in order to service the expected demands of our customers or expand our operations.

Additional legislation and regulations, particularly those relating to the activities of a broker-dealer, changes in rules promulgated by the SEC or other U.S. or foreign governmental regulatory authorities and SROs, or changes in the interpretation or enforcement of existing laws and rules—not only the regulations applicable to FFIN and the Freedom Companies (if our acquisition of any of those companies is completed) as broker-dealers, but also regulations of general application—may adversely affect our manner of operation and profitability. For example, the volume or nature of customer interest in particular investment products could be affected by, among other things, existing and proposed tax legislation, foreign investor limitations or regulation, antiterrorism considerations, antitrust policy, and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities generally.

Net Capital Requirements

Broker-dealers registered with the SEC and member firms of FINRA are subject to the capital requirements of the SEC and FINRA. These capital requirements specify minimum levels of capital computed in accordance with extensive regulatory requirements (“net capital”) that each firm is required to maintain and also limit the amount of leverage (i.e., aggregate indebtedness compared to capital). The matrix of computational requirements includes a myriad of details respecting how assets are valued, the items to be included in aggregate indebtedness, the obligation to segregate customer funds and securities, and other items.

If FFIN becomes a registered broker-dealer in the U.S., FFIN would clear its transactions through a clearing firm and, therefore, would not receive or hold customer funds or securities. We anticipate FFIN would be required to maintain net capital of only $5,000 under SEC Rule 15c3-1(2)(vi). Additional SRO requirements require a broker-dealer to reduce its business if its net capital (after giving effect to certain adjustments) is less than 120% of its net capital minimum dollar amount, which in FFIN’s case would effectively increase its net capital requirement to $6,000. In order to continue to be required only to maintain this minimal net capital, FFIN would be required to limit its activities. FFIN would have to increase its net capital substantially if it were to receive and hold customer funds or securities or expand its business to engage in activities for which additional capital is required.

“Net capital” is essentially defined as net worth (assets minus liabilities, as determined under generally accepted accounting principles), plus qualifying subordinated borrowings, less the value of all of a broker-dealer’s assets that are not readily convertible into cash (such as goodwill, furniture, prepaid expenses, unsecured receivables), and further reduced by certain percentages (commonly called “haircuts”) of the market value of a broker-dealer’s inventory of securities and other financial instruments.

Failure of a broker-dealer to maintain its minimum required capital would require it to cease executing customer transactions until it increased its net capital to the compliance level and could cause it to lose its membership in an SRO or its registration with the SEC, which could cause its liquidation. Further, the decline in a broker-dealer’s net capital below certain “early warning levels,” even though above minimum capital requirements, could trigger immediate obligations to notify regulatory authorities and cause material adverse consequences to the broker-dealer.

The SEC’s and FINRA’s capital rules also: (a) require that broker-dealers notify them before certain specified transactions that may impair net capital; (b) prohibit a broker-dealer from withdrawing or otherwise distributing equity capital or making related-party loans if they would impair net capital; and (c) provide that the SEC and FINRA may prohibit withdrawals of capital from a broker-dealer or the repayment of subordinated loans if the SEC or FINRA believes such withdrawals would be detrimental to the financial integrity of the firm or would unduly jeopardize the broker-dealer’s ability to pay its customer claims or other liabilities.

Compliance with regulatory capital requirements could limit our expansion into activities and operations that require the intensive use of capital, such as underwriting and trading activities and financing of customer account balances. Net capital requirements also could restrict our ability to withdraw capital from our subsidiary broker-dealer, which in turn could limit our ability to transfer funds among our subsidiaries, pay dividends, repay debt, and redeem or purchase shares of our outstanding capital stock.

We believe that FFIN has net capital sufficient to meet the requirements of its currently planned operations and do not plan to alter its proposed operations in the foreseeable future in any way that would require it to increase its net capital materially.

Anti-Money Laundering

The U.S. Patriot Act of 2001, which expands the application of provisions of the Bank Secrecy Act, contains anti-money laundering and financial transparency rules that require broker-dealers to implement and maintain a number of systems and procedures to ensure compliance with the statute. Substantive provisions of the Patriot Act specify standards that they must use to identify customers when accounts are opened and routinely thereafter and to monitor transaction and report suspicious activities. A growing anti-money laundering regulatory scheme outside the United States contains similar provisions. Failure to comply with these provisions could have a material adverse effect on a broker-dealers business and expose it to possible sanctions, including substantial fines and penalties.

If FFIN becomes a registered U.S. broker-dealer, its obligations respecting anti-money laundering would extend to our customers in Russia and Kazakhstan. We anticipate that any clearing agreement FFIN would have with a U.S. broker-dealer will provide for its collaboration in various aspects of our anti-money laundering compliance.

Foreign Corrupt Practices Act

The 1970 Foreign Corrupt Practices Act, or FCPA, broadly prohibits foreign bribery and mandates recordkeeping and accounting practices. The anti-bribery provisions make it illegal for us, either directly or through any subsidiary that we may acquire, to bribe any foreign official for the purpose of obtaining business. These provisions apply without regard to whether we have a U.S. broker-dealer subsidiary.  The term “public official” is defined broadly to include persons affiliated with government-sponsored or owned commercial enterprises as well as appointed or elected public officials. The recordkeeping provisions require that we make and maintain books that, in reasonable detail, reflect our transactions and dispositions of assets and devise and maintain a system of internal accounting controls that enables us to provide reasonable assurance that transactions are properly recorded in accordance with management’s authorizations, that transactions are recorded as necessary to permit the preparation of financial statements, that access to our funds and other assets is permitted only in accordance with management’s authorizations, and that the recorded accounts for assets are compared periodically with the existing assets to assure conformity.

The FCPA requires that we establish and maintain an effective compliance program, through both our domestic employees and the foreign employees of our foreign subsidiaries, to ensure compliance with U.S. law. Our failure to comply with the FCPA could result in substantial fines and other sanctions.

Foreign Account Tax Compliance Act

The 2010 Foreign Account Tax Compliance Act, or FATCA, was enacted in the United States to target non-compliance by U.S. taxpayers using foreign accounts. FATCA requires foreign financial institutions, such as the Freedom Companies, to report to the United States Internal Revenue Service (“IRS”) information about financial accounts held by U.S. taxpayers, or by foreign entities in which U.S. taxpayers hold a substantial ownership interest.

The United States has entered into intergovernmental agreements with a number of countries establishing mutually agreed-upon rules for the implementation of the data sharing requirements of FATCA.  It has not, however, entered into such an agreement with Russia. As a result, Russia adopted legislation to allow financial institutions to share foreign taxpayer data with foreign tax authorities, such as the IRS, without breaching Russian data protection and confidentiality laws. The Russian legislation sets forth extensive rules relating to when and how the financial institution may gather and share foreign taxpayer information. The Russian legislation establishes extensive monitoring procedures requiring, among other things, the notification to various Russian state bodies by the financial institution of registration with a foreign tax authority, receipt of requests for foreign taxpayer data, and the delivery to Russian state bodies of foreign taxpayer data prior to delivery to a foreign tax authority. Under the legislation, Russian regulators retain the right to prohibit disclosure of foreign taxpayer information in certain instances. Failure to comply with the Russian legislation may result in monetary fines for the financial institution and its officers. Because of the lack of an agreement between the U.S. and Russia establishing mutually agreed-upon guidelines for data sharing, inconsistencies in the two legal regimes exist, which can place a financial institution in Russia, such as Freedom RU, in the position of having to decide whether to comply with Russian legislation or with FATCA. For example, under Russian legislation, a financial institution may share foreign taxpayer data only with the consent of the foreign taxpayer, and even when consent is given, Russian regulators may, in certain circumstances, prohibit disclosure. There is no exemption for foreign financial institutions from the FATCA disclosure requirements. Similarly, FATCA generally requires the foreign financial institution to withhold 30% of designated payments. However, the Russian legislation does not grant financial institutions the authority to act as a withholding agent for a foreign tax authority. The Russian legislation does allow financial institutions to decline to provide services to foreign taxpayers.

Kazakhstan and the United States have entered an intergovernmental agreement containing provisions regulating the process for Kazakh financial institutions to collect information on U.S. taxpayer accounts and provide that information to the IRS.  In general, the requirements of the agreement concern the analysis of new and existing customer accounts to identify U.S. taxpayers. The agreement requires Kazakh financial institutions to register with the IRS and define their status in accordance with FATCA. Financial institutions are obligated to identify their clients and analyze their products to identify the accounts of customers affected by FATCA and collect all necessary information to classify those accounts in compliance with the requirements of FATCA. After classifying the accounts, financial institutions are obligated to regularly present information, including name, taxpayer identification number, and account balance, to the Kazakh tax authorities for transfer to the IRS.

Cyprus and the United States have entered an intergovernmental agreement that requires Cyprus financial institutions to determine accounts maintained by U.S. tax residents, comply with verification and enhanced due diligence procedures, and provide annual reporting on these accounts to the Cyprus tax authorities who subsequently will provide the reports to the IRS. In addition, Cyprus financial institutions are required to make necessary tax withholdings to be paid to the IRS. As a “Reporting Financial Institution” under the intergovernmental agreement, Freedom CY will be required to obtain required client documentation associated with the indicia of his, her, or its U.S. tax residency status as well as all related account information in order to report accordingly.

The failure to comply with FATCA could result in adverse financial and reputational consequences to Freedom RU, Freedom KZ, or Freedom CY as well as the imposition of sanctions or penalties including responsibility for the taxes on any funds distributed without the proper withholdings set aside.

Foreign Regulation

Russia

Freedom RU provides professional services in the capital markets of the Russian Federation and is a professional participant of the Moscow and Saint Petersburg Stock Exchange. Freedom RU holds four licenses issued by the Federal Service for Financial Markets of the Russian Federation that allow it to provide brokerage, dealer, depository and securities management services in Russia. Freedom RU also provides foreign currency trading services.

In Russia, a number of federal and industry regulatory agencies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. The Central Bank of the Federation of Russia (the “Central Bank”) is the principal financial market regulator responsible for the regulation of broker-dealers, depositories, and securities managers doing business in Russia. Industry SROs, each of which has authority over the firms that are its members, include the Association of Securities Market Participants (“NAUFOR”), National Securities Market Association (“NFA”) national securities exchanges such as the Moscow Stock Exchange and the St. Petersburg Stock Exchange on which securities are traded, and other SROs.

Freedom RU is subject to overlapping schemes of regulation that govern all aspects of its securities business. The regulations cover a broad range of practices and procedures, including:

●	capital requirements;

●	the use and safekeeping of customers’ funds and securities;

●	recordkeeping and reporting requirements;

●	customer identity, clearance, and monitoring to identify and prevent money laundering;

●	supervisory and organizational procedures intended to monitor and assure compliance with securities laws and to prevent improper trading practices;

●	transaction execution, clearance, and settlement procedures;

●	qualification of firm management; and

●	risk detection, management, and correction.

The Central Bank, NAUFOR, and NFA regulations include rules governing practices and procedures addressing the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation.  These regulations include customer identification and due diligence procedures, collection of customer financial suitability documentation, anti-money laundering monitoring and reporting, customer fees, clearing, settlements, risk management and other matters.

Violations of securities laws and regulations by broker-dealers and other securities industry fiduciaries in Russia can subject them to a broad range of disciplinary actions including remedial actions, imposition of fines and sanctions, removal from managerial positions, loss of licensing, and criminal proceedings.

Capital Requirements

The Central Bank establishes minimum net capital requirements for securities market participants including brokerages, dealers, depositories and securities managers. In the event the net capital of such service provider drops below the minimum requirement, it is obligated to notify the Central Bank, provide a plan to meet its minimum capital requirements and perform all actions necessary to bring it back into compliance with the net capital requirement. The minimum net capital requirement of Freedom RU to provide brokerage, dealer, depository, securities management, and foreign currency trading services is approximately $2,770,000, which it currently has.

In the event a broker-dealer fails to maintain its minimum net capital, it must immediately notify the Central Bank. The Central Bank may take any of the following actions, (i) require the broker-dealer to submit a detailed plan to increase its net capital to at least the minimum requirement, (ii) impose financial penalties in the event the broker-dealer does not provide a detailed explanation as to the reasons for the decrease below the minimum requirement, (iii) cause the broker-dealer to cease operations until it meets the minimum net capital requirement, (iv) suspend the broker-dealer’s licenses for a period of time, and (v) in case of failures, the Central Bank can withdraw licensure and disqualify the firm’s management from working within the industry.  This disqualification can be for up to a three-year period for the general director, controller and the head of the compliance department of the broker-dealer.

Compliance with minimum capital requirements could limit Freedom RU’s expansion into activities and operations that require the intensive use of capital. Minimum capital requirements could also restrict our ability to withdraw capital from Freedom RU, which in turn could limit our ability to transfer funds among our subsidiaries. Additionally, the failure of Freedom RU to maintain its minimum net capital requirement could result in penalties or other sanctions.

Anti-Money Laundering

The law on the Prevention of Money Laundering and the Financing of Terrorism (“AML Law”) establishes laws designed to prevent money laundering activities and financing of terrorism. The AML Law is supported by recommendations, binding instructions and regulations of the Central Bank and other authorities. The AML Law requires institutions dealing with cash operations, including all kinds of financial institutions, which includes professional participants in the securities markets, to establish mandatory internal protocols for client and payment acceptance. In particular, regulated entities must perform due diligence procedures to ascertain the identity of the customer and monitor transactions for suspicious activity. Regulated entities must identify and report transactions falling within certain categories. If either party to such transactions is suspected of being connected to terrorist activity the transaction is subject to mandatory control regardless of the nature of the transaction.

The Central Bank may take preventative or enforcement measures against regulated financial institutions involved in transactions that infringe on anti-money laundering legislation. Preventative measures may include issuing an order to cease a violation and provide the Central Bank with a program for improvement and establishing additional monitoring measures. Enforcement measures may include the imposition of fines and withdrawal of licenses. The failure of Freedom RU to comply with the AML Law could subject it to material legal action, which could have a material adverse effect on the business and results of operations of Freedom RU.

Kazakhstan

The acquisition of Freedom RU will also result in the acquisition of its wholly owned subsidiary, Freedom KZ. Freedom KZ provides professional services in the capital markets of Kazakhstan and is a professional participant of the Kazakhstan Stock Exchange, which enables Freedom KZ to manage investment portfolios for its clients. Freedom KZ is regulated by the Committee for the Control and Supervision of the Financial Market and Financial Organizations of the National Bank of the Republic of Kazakhstan.

In Kazakhstan the National Bank of the Republic of Kazakhstan (the “NBK”) and the Kazakhstan Stock Exchange (the “KASE”) are the principal organizations tasked with safeguarding the stability of financial markets and financial institutions. The NBK and KASE are responsible for setting the standards for regulating the activities of financial institutions and participants in the financial services industry and for monitoring compliance. Settlement services for securities transactions are primarily governed by the rules and procedures of the Central Depositary.

Freedom KZ is licensed to provide broker-dealer services with the right to carry customer accounts and to provide investment portfolio management services. Freedom KZ has 13 offices located in 13 cities in Kazakhstan.

Freedom KZ is subject to overlapping schemes of regulation that govern all aspects of its securities business. The regulations cover a broad range of practices and procedures, including:

●	capital requirements;

●	the use and safekeeping of customers’ funds and securities;

●	recordkeeping and reporting requirements;

●	customer identity, clearance, and monitoring to identify and prevent money laundering;

●	supervisory and organizational procedures intended to monitor and assure compliance with securities laws and to prevent improper trading practices;

●	transaction execution, clearance, and settlement procedures;

●	qualification of firm management; and

●	risk detection, management and correction.

NBK and KASE regulations include rules governing practices and procedures addressing the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation. These regulations include customer identification and due diligence procedures, collection of customer financial suitability documentation, anti-money laundering anti-terrorism funding monitoring and reporting, customer fees, clearing, settlements, and other matters.

The Republic of Kazakhstan has adopted extensive regulation regarding the responsibility for wrongdoing by broker-dealers and investment portfolio managers, ranging from disciplinary action to criminal punishments. The penalties available to the NBK in the event of wrongdoing include cancelation of licenses, removal of management, monetary damages and criminal prosecution. The NBK may also impose remedial requirements, such as requiring the wrongdoer to provide a plan of remediation to ensure the wrongdoing is prevented in the future. Action may be taken against the broker-dealer, the management board of the broker-dealer or both depending on the severity of the violation.

Capital Requirements

Kazakhstan regulation establishes minimum share capital requirements for broker-dealers and investment portfolio managers. In the event the net capital of a broker-dealer or investment portfolio manager falls below the requirement, it is obligated to notify the NBK, provide a plan to meet is minimum capital requirements and perform all actions to bring it back into compliance with the requirement. The minimum capital for broker-dealers with a license to provide investment portfolio management services is approximately $760,000. The net capital requirement must be calculated on a daily basis.

The failure of a broker-dealer to maintain its minimum capital requirement could result in the NBK taking any of the following enforcement measures, (i) requiring a letter of commitment to comply, (ii) execution of a written agreement to comply; (iii) issue a warning; (iv) issue a written prescription to eliminate the violation; and (v) impose penalties. Enforcement measures may be imposed on the broker-dealer or on top management of the broker-dealer or both depending on the severity of the violation.

Compliance with minimum capital requirements could limit Freedom KZ’s expansion into activities and operations that require the intensive use of capital. Minimum capital requirements could also restrict our ability to withdraw capital from Freedom KZ, which in turn could limit our ability to transfer funds among our subsidiaries. Additionally, if Freedom KZ falls below it minimum capital requirements the NBK could impose penalties or other sanctions on Freedom KZ.

Anti-Money Laundering

The Law on Anti-Money Laundering and Combating of Terrorism Financing (“AML/CFT”) establishes laws designed to combat money laundering and funding of terrorist activities. By regulation adopted by the NBK, companies operating in the financial services industry in Kazakhstan are required to establish procedures designed to ensure, among other things, that the broker-dealer:

●	undertake adequate due diligence of its customers;

●	perform financial monitoring of operations related to transfers of cash and property;

●	monitor transactions and report suspicious activities to appropriate authorities; and

●	provide periodic reporting to appropriate authorities.

The failure of Freedom KZ to comply with AML/CFT requirements could subject it to material sanctions, including penalties and fines, which could have a material adverse effect on the business and results of operations of Freedom KZ.

Cyprus

Freedom CY has applied for and been granted licensure by the Cyprus Securities and Exchange (“CySEC”) to provide investment and ancillary services as a Cypriot Investment Firm (“CIF”). Freedom CY is currently putting in place the necessary infrastructure to activate its license.  If our acquisition of Freedom CY is completed and Freedom CY’s license is activated, its activities will be regulated by and under the supervision CySEC, an independent public supervisory authority, responsible for the supervision of the investment services market and transactions in transferable securities carried out in the Republic of Cyprus. As a CIF, the activities of Freedom CY will be subject to various laws including the Cyprus Investment Act of 2002-2005, which provides the legal framework for the operation and supervision of CIFs, the rules and regulations of the Cyprus Stock Exchange and the Markets in Financial Instruments Directive II and Regulation (“MiFID”).

The MiFID is aimed at creating a single, more transparent market in financial services across all EU member states, to (i) improve the competitiveness and integration of EU financial markets by creating a single market for investment services and activities, (ii) ensure a high degree of harmonized protection for investors in financial instruments, (iii) increase market transparency, and (iv) promote easier cross border business. The MiFID allows registered investment firms to provide services throughout the EU on the basis of the home country supervision.

When Freedom CY’s license is activated, like the other Freedom Companies, it will be subject to an overlapping scheme of regulation that will cover all aspects of its securities business. These regulations cover a broad range of matters, including:

●	capital requirements;

●	safekeeping of clients’ funds and assets;

●	recordkeeping and reporting requirements;

●	client identification, clearance and monitoring to identify and prevent money laundering and funding of terrorism and facilitate FATCA reporting;

●	supervisory and organizational procedures intended to monitor and assure compliance with the relevant laws and regulations and to prevent improper trading practices;

●	employee-related matters, including qualification and certification of personnel; and

●	provision of investment and ancillary services, clearance, and settlement procedures.

Serious or systematic infringement of rules, regulations and directives of the laws, rules and regulations of Cyprus securities laws and/or the directives issued pursuant relevant EU regulations could subject Freedom CY, its principals and other employees to disciplinary proceedings or civil or criminal liability, including withdrawal of CySEC licensure, administrative fines, or temporary suspension or permanent bar from the performance of Freedom CY’s business activities. Any such proceeding could have an adverse material effect upon business activity of Freedom CY.

Capital Requirements

Freedom CY is subject to the capital requirements of the CRD IV package of the Capital Requirements Directives of the European Union. A CIF must maintain a minimum initial capital requirement of approximately $220,000 if it holds client assets or client financial instruments and provides any of the following services: (i) receiving and transmitting orders, (ii) executing orders on behalf of clients; (iii) providing portfolio management; or (iv) providing investment advice. The minimum initial capital requirement for a CIF providing any of the above services without holding client assets or client financial instruments is approximately $87,000, with some exceptions. As Freedom CY will hold client assets and client financial instruments, we anticipate that Freedom CY will have an initial minimum capital requirement of approximately $220,000.

At all times Freedom CY’s minimum net capital must meet or exceed certain target capital ratios. The capital ratio is a percentage calculated by dividing: (a) the total of the firm’s Basel III Tier 1 capital (the sum of its common shares, share surplus, retained earnings, accumulated other comprehensive income, and other disclosed reserves and common shares issued by consolidated subsidiaries that meet the criteria for inclusion, subject to regulatory adjustments) and its Basel III Tier 2 capital (instruments that meet the criteria for Tier 2 capital that are not included in Tier 1 capital, share premium resulting from instruments included in Tier 2 capital, instruments issued by consolidated subsidiaries and held by third parties that are not included in Tier 1 capital and certain loan loss provisions, subject to regulatory adjustments applied in calculation of Tier 2 capital); by (b) the sum of risk-weighted exposures (including credit, currency and operational risk exposures. Currently, Freedom CY must maintain a minimum total capital ratio of 8% and a minimum total Tier 1 capital ratio of 6%.

Cyprus securities rules require all CIFs to have processes in place to assess and maintain the minimum capital requirements on an ongoing basis. These processes are subject to regular internal review to ensure that they remain comprehensive and proportionate to the nature of the activities of the CIF. If a CIF fails to maintain its minimum capital requirement, the CIF is required to timely notify the CySEC of such failure. CySEC may, at its discretion, set a deadline by which the CIF must remedy the situation. If a CIF violates the net capital requirements and the directives issued by CySEC, CySEC may, in its absolute discretion based on the gravity of the violation, impose measures, penalties and sanctions including, (i) withdrawal or suspension of CIF authorization, (ii) publicly censure the CIF and the individuals responsible, (iii) issue cease and desist orders against the CIF and the individuals committing such violations, (iv) temporarily ban the individuals responsible for the violation and members of the CIF’s board of directors from exercising functions for a CIF, and (v) impose financial penalties upon the CIF and the individuals responsible for the violation.

Compliance with regulatory minimum capital requirements could limit Freedom CY’s expansion into activities and operations that require the intensive use of capital, such as dealing on its own account or underwriting or placing securities. Minimum capital requirements also could restrict our ability to withdraw capital from Freedom CY, which in turn could limit our ability to transfer funds among our subsidiaries.

Investor Compensation Fund

Pursuant to CySEC legislation, CIF’s are required to register as members of the Investor Compensation Fund (the “ICF”) for the protection of CIF clients, and must comply with the obligations of the ICF. The ICF was established to compensate CIF covered clients as to covered investment services and ancillary services. Payment of compensation by the ICF is subject to the existence of a well-founded claim by the client against a member of the Fund. The amount of compensation payable to each covered client is calculated in accordance with the legal and contractual terms governing the relationship of the covered client with the CIF, subject to the off-set rules applied for the calculations of claims. The maximum pay out by the ICF is approximately $22,000.

Anti-Money Laundering

The Prevention and Suppression of Money Laundering and Terrorist Financing Law of 2007, imposes laws and regulations designed to prevent the use of the Cyprus financial system for the purpose of money laundering and terrorist financing. The law places special responsibilities on financial institutions, including CIFs, to implement and adhere to prescribed procedures for customer identification, record keeping and internal reporting and reporting of suspicious money laundering transactions. This law imposes requirements on such institutions to ensure that all employees are aware of their obligations under the law and receive adequate training designed to assist them in recognizing and reporting suspicious transactions. Freedom CY’s failure to comply with these provisions could have a material adverse effect on its business and expose it to possible sanctions, including substantial fines and penalties. Freedom CY’s obligations respecting anti-money laundering will extend to its customers in Russia and Kazakhstan.

Employees

We currently have one employee, who works for FFIN on a full-time basis as its principal. He is located at FFIN’s principal executive offices in Salt Lake City, Utah. We will add employees as warranted if we obtain regulatory approval to engage in business as a securities broker-dealer.

Item 1A. Risk Factors

In addition to the negative implications of all information and financial data included in or referred to directly in this report, you should consider the following risk factors. This report contains forward-looking statements and information concerning us, our plans, and other future events. Those statements should be read together with the discussion of risk factors set forth below, because those risk factors could cause actual results to differ materially from such forward-looking statements.

Risks Related to Our Application to Operate as a Securities Broker-Dealer

We cannot assure that FFIN will complete the required steps to become a U.S. securities broker-dealer.

FFIN recently withdrew its application to become a member of FINRA and to register as a broker-dealer with the SEC to allow it more time to gather and provide additional information to FINRA and to decide whether to resubmit its new membership application. Applications for licensure, particularly the FINRA application, are technical and complicated and require substantial information about FFIN, its operations, our company, our stockholders and management. Application for FINRA membership must satisfy stringent requirements, and approval is subject to substantial discretion. FFIN cannot commence business as a U.S. securities broker-dealer until all applications are refiled and approved, and we cannot assure refiling or approval. Further, before FFIN can commence operations as a U.S. securities broker-dealer it will also need to establish a clearing arrangement with a U.S. clearing broker to hold customer funds and securities and process transactions, and we cannot assure that FFIN will be able to do so. FFIN’s inability to complete the licensing and membership requirements to become a U.S. broker-dealer does not preclude us from completing the acquisitions of Freedom RU, Freedom KZ, and Freedom CY, but the inability to use FFIN to execute securities transactions in the United States on behalf of the customers of Freedom RU, Freedom KZ, and Freedom CY may have a material adverse effect on our business and results of operation.

We may have to reconsider our core business strategy if we are unable to provide the Freedom Companies’ clients access to the U.S. securities markets.

The core of our long-term strategy is to access U.S. securities markets: directly with a subsidiary that is a registered broker-dealer; indirectly through ownership of a minority interest in another broker-dealer augmented by strategic operating relationships with the Freedom brokers; or merely through strategic relationships with other broker-dealers.  FFIN is currently assessing whether to reapply to become a registered broker-dealer in the U.S.  If it elects to do so, there is no guarantee such application will be successful.  Should FFIN elect not to refile, or if it is unsuccessful in the application process, there is likewise no guarantee that we would be able to acquire a minority interest in another broker-dealer, or establish strategic relationships with other broker-dealers registered in the U.S.  If we are unable to provide the customers of the Freedom Companies access, directly or indirectly, to the U.S. securities markets our business and results of operations would be materially adversely impacted and we may have to reconsider our core business strategy.

Regulatory authorities may impose substantial restrictions on the nature and extent of our proposed activities as a condition to approval of a FINRA membership application.

Applications to regulatory authorities, particularly for membership in FINRA, are subject to substantive review under a number of regulatory criteria. Pursuant to its discretion, FINRA typically imposes restrictions on the activities of new members to limit certain kinds or amounts of activities that may adversely impact a firm’s financial integrity or expose its customers to risk. These restrictions may expire after a designated period or may be lifted after specified operating conditions are met. We cannot predict the nature of such new membership restrictions or the extent to which they will limit FFIN’s proposed activities.

We may need to change our proposed plan of operation, management and supervisory personnel and procedures, and operating systems in order to overcome objections from authorities.

New membership applications filed with FINRA include detailed information about the manner in which an applicant proposes to conduct business; the applicant’s management and supervisory personnel and procedures; transaction processing, recordkeeping, and reporting; satisfaction of monitoring and compliance requirements; administrative and customer relations protocols; and other matters. FFIN submitted a new membership application to FINRA in December 2015, which it recently withdrew to allow itself additional time to collect information requested by FINRA. FFIN is currently assessing whether to re-submit its new membership application to FINRA.  If FFIN elects to pursue reapplication, we anticipate it will do so before the end of calendar 2016.  We may be required to change or supplement our current plans, arrangements, and personnel to overcome comments or objections to any new membership application filed by FFIN. These changes may cause delays or additional costs and may be inconsistent with our current business plan and overall strategy. We cannot predict the nature or extent of any conditions that may be imposed or their impact on our proposed activities.

There is no arrangement for us to rescind the transaction through which we issued what is now 80.1% of our outstanding common stock in consideration of the acquisition of 100% ownership of FFIN if FFIN cannot become licensed as a U.S. securities broker-dealer.

Under the Acquisition Agreement, we issued 224,551,913 shares, or approximately 80.1% of our outstanding common stock, in consideration of our acquisition of 100% of the ownership of FFIN. We cannot assure that FFIN can meet the applicable requirements or that FFIN will successfully complete the steps required to become a U.S. broker-dealer. If FFIN fails to become a U.S. broker-dealer, the foundation of our proposed international financial services firm may be substantially undermined and devalued. We cannot assure that we would be able to identify and implement alternative ways to serve international securities customers, including customers of the Freedom Companies. We do not have the right to rescind the acquisition of FFIN and recover the shares issued in the transaction if FFIN’s efforts to become a U.S. broker-dealer are not successful, even if the value of FFIN to us would be reduced substantially.

Risks Related to Our Proposed Acquisitions

We cannot assure when or whether our proposed acquisitions of Freedom RU, including its subsidiary Freedom KZ, which operate as securities broker-dealers in Russia and Kazakhstan, and Freedom CY, which operates as a broker-dealer in Cyprus, may be completed.

The Acquisition Agreement under which we propose to acquire Freedom RU, including its subsidiary Freedom KZ, and Freedom CY, specifies that our acquisition of any individual Freedom Company will not be completed until such companies complete and provide audited financial statements prepared in accordance with GAAP and GAAS and the requirements of the SEC. The books and records of each of these companies have been maintained under accounting principles and regulatory requirements in their respective jurisdictions of organization, operation, and regulation that are materially different and perhaps less rigorous than GAAP and GAAS in the United States and SEC requirements. We cannot assure when or whether the Freedom Companies can meet these financial statement requirements. The acquisition of Freedom RU is further conditioned on the satisfaction of specified regulatory requirements in Kazakhstan applicable to Freedom KZ.

The completion of any acquisition is further dependent on us having a sufficient number of authorized but unissued shares to issue the amount of stock that we agreed to issue in the Acquisition Agreement. If, at the time of a proposed acquisition, we do have a sufficient number of authorized but unissued shares to complete the transaction, we have agreed to effect a recapitalization consisting of a reverse-split of our outstanding common stock and, possibly, a change in the number of shares of common stock we are authorized to issue, in each case to such number as the board of directors may determine. Mr. Turlov, our principal stockholder, will have the power to authorize this action without the vote of any other stockholder, so approval of the recapitalization is assured. The acquisition of Freedom RU and its subsidiary Freedom KZ is separate from the acquisition of Freedom CY, so both, one, or neither of these acquisitions may be completed.

Each of the acquisitions is also subject to the satisfaction of a number of additional conditions that are beyond our control that may prevent, delay, or otherwise adversely affect the completion of one or both of the proposed acquisitions, including the continued accuracy of several representations and warranties, some of which may be waived. We cannot predict whether or when any of these conditions will be satisfied. Assuming satisfaction of the conditions to the acquisitions, we expect, but cannot assure, the completion of both acquisitions before the end of calendar 2016. Any of the proposed acquisitions may be abandoned if not closed by that date.

The percentage ownership of our stockholders has been reduced substantially as a result of our acquisition of FFIN and will be further substantially reduced as a result of the completion of the proposed acquisitions.

As a result of the acquisition of FFIN, stockholders that previously owned 100% of our outstanding stock now own approximately 19.9% of our stock. If the proposed acquisitions of Freedom RU and Freedom CY are completed, the ownership of the stockholders that owned 100% of our outstanding stock before signing the Acquisition Agreement will own an aggregate of approximately 5% of our common stock. We cannot assure that the value of the retained stock of the stockholders that owned 100% of our outstanding stock is or will be greater when their ownership is reduced to approximately 19.9% or 5% as a result of the transfer of assets and operations to the Company as consideration for the issuance of a controlling interest in the Company.

The Acquisition Agreement restricts the conduct of our business before the completion of the acquisitions and limits our ability to pursue alternative acquisition, expansion, or diversification alternatives.

The Acquisition Agreement restricts our ability to engage in activities or transactions outside the ordinary course of our business pending the completion of the acquisitions, December 31, 2016, or the consent of Mr. Turlov, which may be granted or withheld in his absolute discretion. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business.

Our failure to complete the proposed acquisitions could negatively impact the trading price for our common stock and our future business and financial results.

If one or both acquisitions are not completed, the trading price for our common stock and our business may be adversely affected by several risks and consequences. For example, we may experience negative reactions from the financial markets about our ongoing viability and concerns that we may seek other activities and operations that may expose us to further risks. Further, while we are prohibited by the terms of the Acquisition Agreement from pursuing other opportunities, we may miss opportunities to expand or enter into new business or financial transactions that have attractive potential to provide value to our stockholders. We cannot assure that Mr. Turlov, whose consent is required in order to enter into a transaction other than in the ordinary course of business, would consent. He is under no obligation to provide his consent.

Timur Turlov will be subject to significant conflicts of interest in connection with the Acquisition Agreement.

Timur Turlov will be required to make decisions about his performance under and compliance with the terms and conditions to which he is subject under the Acquisition Agreement while he is also our chairman, chief executive officer, and controlling stockholder and, therefore, has a fiduciary duty to us and our stockholders. Accordingly, he will be subject to substantial conflicts of interest in such matters. We have not adopted procedures to resolve these conflicts of interest in our favor. Further, we cannot assure that our intent to have all of our decisions respecting our performance under and compliance with the terms and conditions to which we are subject under the Acquisition Agreement determined by a majority of our disinterested, independent directors will eliminate all conflicts of interest to which such disinterested, independent directors may be subject.

Because we are a “controlled company” within the meaning of the NYSE and NASDAQ corporate governance standards, and as a result, may qualify for exemptions from certain corporate governance requirements, you may not have the same protections afforded to stockholders of companies that are subject to such requirements.

Upon execution of the Acquisition Agreement, Mr. Turlov was issued 224,551,913 shares of our common stock, which constituted approximately 80.1% of our outstanding common stock after giving effect to the acquisition of FFIN. Mr. Turlov’s ownership interest may increase to up to 95% of our outstanding common stock if the acquisitions of the Freedom Companies are successfully completed.

As a result of Mr. Turlov’s acquisition of greater than 50% of the voting power of BMBM, we became a “controlled company” under the corporate governance standards of the NYSE and NASDAQ. Controlled companies are exempt from compliance with the listing standards of the NYSE and NASDAQ regarding majority board independence or the independence requirements relating to certain compensation and nominating committee decisions, and in the case of the NYSE, corporate governance committees. We are not currently subject to the corporate governance standards of the NYSE or NASDAQ, but should we at some future date become subject to such standards while still being a controlled company, we could be eligible to take advantage of the exemptions from compliance with such corporate governance standards. If we take advantage of the exemptions from compliance with such corporate governance standards, you may not have the same protections afforded to stockholders of companies that are subject to such requirements.

Mr. Turlov has control over key decision making as a result of his ownership of a majority of our voting stock.

Mr. Turlov, our chief executive officer and chairman of our board of directors, beneficially owns approximately 80.1% of our outstanding common stock, which could increase to as much as 95%. Mr. Turlov currently has sole voting control of BMBM and can control the outcome of matters submitted to stockholders for approval, including the election of directors, the possible proposal to recapitalize us in order to enable the acquisitions of the Freedom Companies to be completed, and any merger, consolidation, or sale of all or substantially all of our assets. In addition, Mr. Turlov has the ability to control our management and affairs as a result of his position as our chief executive officer and his ability to control the election of our directors. Additionally, in the event that Mr. Turlov controls BMBM at the time of his death, control may be transferred to a person or entity that he designates as his successor. As a board member and officer, Mr. Turlov owes a fiduciary duty to our stockholders and must act in good faith and in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Turlov is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

Risks Related to Effecting Securities Transactions for Foreign Customers

Anti-money laundering obligations under the U.S. Patriot Act will require us to monitor and report suspicious activity impose special compliance obligations, expose us to compliance risks, and may adversely affect our customer relations.

Anti-money laundering obligations under the U.S. Patriot Act will require us to adopt and implement a comprehensive compliance policy that will require us to review the identity and conduct of potential customers and the nature of their transactions with a view to determining whether they or their conduct is proscribed by law. If we determine to re-apply for registration as a securities broker-dealer and become a registered broker-dealer in the U.S., our efforts, in conjunction with a clearing firm, to obtain the required detailed information and documentation from customers, particularly in Russia and Kazakhstan, may be inconsistent with cultural norms and may adversely affect our customer relationships. If we reapply for and are able to obtain licensure, we will be obligated to report to federal officials our customers’ suspicious activities, and our failure to do so timely, adequately, or accurately may expose us to sanctions.

If we are able to obtain necessary licensure, our business will depend on the ability of our clearing firm, on our behalf, to receive and transmit funds internationally.

If FFIN determines to reapply for and is able to obtain necessary licensure to operate as a U.S. securities broker-dealer, funds invested by our customers will be transmitted to a clearing firm and by it back to our customers through international banking electronic transfers, which can experience clerical and administrative mistakes, be subject to technical interruption, be delayed, or otherwise fail to work as planned. We will have no control over these funds transfers. Failures or substantial delays in funds transfers could impair our customer relationships.

Our business may experience day-to-day operational delays and difficulties because of language differences.

We anticipate at least some of FFIN’s proposed customers in Russia and Kazakhstan will not speak English at all, or sufficiently, to execute securities transactions in English. Accordingly, if FFIN determines to reapply and is able to obtain licensure to operate as a U.S. securities broker-dealer, it will depend on the local employees of the Freedom Companies to communicate and translate into English communications necessary to conduct business routinely and accurately. Errors in translation could result in errors in order execution, expose us to liability to customer losses, and impair our customer relationships.

We must comply with the Foreign Corrupt Practices Act (“FCPA”) in our operations in Russia, Kazakhstan, and Cyprus.

We will be required to conduct our activities in or related to Russia, Kazakhstan, and Cyprus in compliance with the FCPA and similar anti-bribery laws that generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Enforcement officials interpret the FCPA’s prohibition on improper payments to government officials to apply to officials like those of the state-operated Federal Financial Markets Service of Russia, the Committee for the Control and Supervision of the Financial Market and Financial Organizations of the National Bank of the Republic of Kazakhstan, and the Cyprus Securities and Exchange Commission, the principal regulatory bodies that would control and monitor our operations in those countries. While our employees and agents will be required to acknowledge and comply with these laws, we cannot assure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of risks may expose us to fines and other sanctions and adversely affect our business, performance, prospects, value, financial condition, reputation, and results of operations.

Foreign laws, regulations, and policies may be changed in ways that could adversely impact our business.

If we determine to reapply for and are successful in obtaining necessary licensure to operate as a securities broker-dealer in the U.S., our proposed securities broker-dealer activities for customers in Russia and Kazakhstan are and will continue to be subject to ongoing uncertainties and risks, including:

●
possible changes in government personnel, the development of new administrative policies, practices, and political conditions in Russia, Kazakhstan, or Cyprus that may affect the enforcement or administration of laws and regulations;

●	possible changes to the laws, regulations, and policies applicable to our customers or us or the securities business generally;

●	the potential adoption of entirely new regulatory regimes for foreign investment, the transfer of funds to or from foreign countries, and the permitted financial activities of residents;

●	uncertainties as to whether the laws and regulations will be applicable in any particular circumstance;

●	uncertainties as to whether we will be able to enforce our legal rights in Russia, Kazakhstan, or Cyprus;

●	uncertainty as to whether we will be able to demonstrate, to the satisfaction of the applicable governing authorities, our compliance with governmental requirements;

●	currency exchange rates, regulations, or limitations;

●	political instability and possible changes in government;

●	local and national tax requirements;

●	expropriation or nationalization of private enterprises and other risks arising out of foreign government sovereignty over properties in Russia, Kazakhstan, or Cyprus; and

●	possible significant delays in obtaining governmental authorizations, consents, or approvals of applicable requirements.

Our customers will be concentrated in Russia and Kazakhstan such that any impediment to their investments and other activities could have a material adverse effect on our business, financial condition, and results of operations.

Russia, Kazakhstan, and Cyprus have changing regulatory regimes, regulatory policies, and interpretations.

Russia, Kazakhstan, and Cyprus have regulatory regimes governing the operation of broker-dealers within those countries, the transfer of funds to and from such countries, and other aspects of the finance and investment industries. These provisions were promulgated during changing political circumstances, are continuing to change, and may be relatively untested, particularly insofar as they apply to foreign investments by residents. Therefore, there is little or no administrative or enforcement history or established practice that can aid us in evaluating how the regulatory regimes will affect our proposed operations. It is possible that those governmental policies will change or that new laws and regulations, administrative practices or policies, or interpretations of existing laws and regulations will materially and adversely affect our activities in Russia, Kazakhstan, or Cyprus. For example, certain of the laws of Russia and Kazakhstan may reflect reactions to international sanctions in response to Russian actions in Crimea and Ukraine. Further, since the history and practice of industry regulation is sparse, our activities may be particularly vulnerable to the decisions and positions of individuals, who may change, be subject to external pressures, or administer policies inconsistently. Internal bureaucratic politics may have unpredictable and negative consequences.

The rate of privatization of industries in Kazakhstan could affect its business.

The expansion of Freedom KZ since its organization in 2006 has benefited from the privatization of industries and companies in that country, which has led to significant growth in investments by individuals, which in turn has increased the number of Freedom KZ’s customer accounts. The Kazakh government has announced that it intends to continue privatization of companies in various industries in that country through public offerings of securities. Recently, Kazakhstan has engaged in initial public offerings to privatize companies in the oil and gas and energy distribution segments, and has announced plans for initial public offerings for companies in transportation, healthcare, energy services and other segments. We cannot assure that any continued privatization in Kazakhstan will result in increased customer accounts or securities transactions by persons in that country.

The ongoing political and economic uncertainties affecting Russia and, to a lesser extent, Kazakhstan and collateral financial issues may adversely affect our proposed activities.

Russia and, to a lesser extent, Kazakhstan continue to be impacted by changing policies that may reflect reactions to international sanctions against Russia in response to Russian actions in Crimea and Ukraine. Further, economic, domestic, and international political circumstances in the area may change. The economies of both Russia and Kazakhstan are substantially dependent on revenue from the production and sale of oil, which has declined substantially in price during the past year, resulting in economic pressures that continue to increase. These factors may adversely impact the economic stability of these countries and, in turn, the investment practices of our customers or the regulatory policies affecting their investments.

It may be difficult for us to enforce any civil liabilities against our customers that are outside the United States.

If we become a licensed securities broker-dealer in the U.S., we anticipate that initially almost all of our customers will be residents of countries outside of the U.S. and beyond the jurisdiction of U.S. courts. As a result, it may be difficult for us to enforce within the U.S. any claims or seek any remedies against such foreign persons, including claims, remedies, or judgments predicated upon the civil liability provisions of the securities laws of the U.S. or any state. Instead, we, or our subsidiaries, may as a practical matter be forced to rely on remedies under foreign laws as interpreted and enforced by foreign courts, which generally would not enforce U.S. securities or other laws or enforce or interpret contracts consistent with U.S. legal principles or precedent. Further, such foreign courts and laws in Russia and Kazakhstan are based on non-Western principles of jurisprudence and may not provide the same kinds of remedies, relief, or procedural safeguards that are familiar in U.S. or Western legal systems.

International currency exchange rates will affect the investment practices of our customers.

The customers of the Freedom Companies will seek to invest in U.S. securities in part to dampen the financial risk of domestic currency fluctuations and to invest in dollar-denominated securities. Even though the Freedom Companies’ customers’ investments are dollar-denominated, the funds available to customers to invest will depend on the rates at which the dollar is convertible into the currency of the country in which they reside—principally the Russian ruble and the Kazakh tenge. The values of the Russian ruble and Kazakh tenge declined approximately 50% and 40%, respectively, as compared to the U.S. dollar between June 2014 and November 2015, and will likely continue to fluctuate. Declines in the value of the Russian ruble or the Kazakh tenge compared to the dollar correspondingly reduce the amounts that residents of those countries have to invest in the United States. Conversely, increases in the value of the Russian ruble and the Kazakh tenge relative to the dollar reduces the financial advantage of investing in U.S. securities. Customer expectations respecting applicable currency exchange rates may affect the timing, number, and amounts of customer transactions in U.S. securities. Accordingly, our business will be affected substantially by currency exchange rate fluctuations.

Risks Related Generally to our Securities Business

FFIN may face penalties or other sanctions that may be detrimental to our business if FFIN fails to comply with the comprehensive regulations administered by the SEC, state regulators, and FINRA.

If FFIN reapplies for and is able to obtain licensure to operate as a U.S. securities broker-dealer, it will be subject to extensive regulation under both federal and state laws respecting almost all aspects of its business, including:

●	customer accounts and customer transactions and interactions;

●	sales methods;

●	trade practices among broker-dealers;

●	capital structure;

●	recordkeeping;

●	conduct of directors, officers, and employees; and

●	supervision of employees.

The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers.

Uncertainty regarding the application of these laws and other regulations to the business of a U.S. securities broker-dealer business may adversely affect the viability and profitability of its business. The SEC, FINRA, other self-regulatory organizations, and state securities authorities can censure, fine, issue cease-and-desist orders, or suspend or expel a broker-dealer or any of its officers or employees. If it becomes licensed, FFIN’s ability to comply with all applicable laws and rules is largely dependent on its establishment, maintenance, and documentation of compliance procedures to ensure such compliance, as well as its ability to attract and retain qualified compliance personnel. If it becomes licensed, FFIN could be subject to disciplinary or other actions due to claimed noncompliance in the future, and the imposition of any material penalties or orders on FFIN could have a material adverse effect on its business, operating results, and financial condition. In addition, it is possible that noncompliance could subject FFIN to future civil lawsuits, the outcome of which could harm our business. In addition, our mode of operation and profitability may be directly affected by additional legislation; changes in rules promulgated by the SEC, state regulators, FINRA, and other regulatory and self-regulatory organizations; and changes in the interpretation or enforcement of existing laws and rules.

If FFIN reapplies and becomes a licensed U.S. securities broker-dealer, its failure to remain in compliance with the net capital rule would adversely affect its ability to continue to operate, which could be a material factor if FFIN’s net capital requirement were to increase substantially above its current anticipated $6,000 level.

The SEC, FINRA, and various other regulatory agencies have stringent rules respecting the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer (assets minus liabilities), less certain deductions that result from excluding assets that are not readily convertible into cash and from conservatively valuing certain other assets, all as calculated pursuant to detailed and stringent requirements. If FFIN reapplies and is successful in obtaining licensure as a licensed U.S. securities broker-dealer, failure to maintain the required net capital could subject FFIN to suspension or revocation of registration by the SEC and suspension or expulsion from FINRA and other regulatory bodies and ultimately could require the firm’s liquidation.

If FFIN reapplies and is successful in becoming a licensed U.S. securities broker-dealer, a change in the nature of its business activities, amendment of the net capital rules, the imposition of new rules, or any unusually large charge against net capital could limit those aspects of FFIN’s contemplated operations that require the intensive use of capital. A significant operating loss or any unusually large charge against net capital could adversely affect FFIN’s ability to operate and/or expand, which could have a material adverse effect on our business, financial condition, and operating results. We cannot assure that FFIN would not fall below minimum net capital requirements in the future.

We may not be able to generate positive cash flow and profitability.

Our ability to generate positive cash flow and profitability depends on our ability to generate and maintain revenue greater than the level of expenses we incur. This depends, among other things, on:

●	successfully pursuing registration of FFIN as a U.S. broker-dealer;

●	completion of our proposed acquisitions of Freedom RU and its Kazakhstan broker-dealer subsidiary and Freedom CY;

●	integration of all of the activities of our combined subsidiaries and the broader development of an integrated, international securities brokerage and investment banking business;

●	successful transition of the customers of the existing broker-dealers we acquire to effecting transactions through our U.S. broker-dealer;

●	maintenance and increase of our customer base;

●	management of the quality of our services;

●	effective competition with existing and potential competitors;

●	further development of our business activities;

●	attraction and retention of qualified personnel;

●	ability to limit operating costs;

●	compliance with the regulatory regimes in each of the jurisdictions in which we operate; and

●	maintenance of adequate working capital.

We may be unable to achieve profitability if we fail to do any of the foregoing. We cannot be certain that we will be able to generate a positive cash flow and profitability in the future. Our inability to generate profitability or positive cash flow could result in disappointing financial results, impede implementation of our growth strategy, or have an adverse impact on the trading price or volume of our common stock. Accordingly, we cannot assure that we will be able to generate the cash flow and profits necessary to sustain our business.

Our financial results may fluctuate substantially from period to period, which may adversely affect our stock price.

The Freedom Companies have experienced, and will likely experience in the future, significant periodic variations in revenue and results of operations. We expect the operations of FFIN, if licensed, will fluctuate similarly. These variations may be attributed in part to the fact that such operations are dependent on the vagaries of international economic and political conditions, over which we have no control. As a result, we are unlikely to achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our stock price.

Our independent auditor has issued a report questioning our ability to continue as a going concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

The report of our independent auditor contained in our financial statements for the fiscal years ended March 31, 2016 and 2015 includes a paragraph that explains that we have no continuing operations that result in positive cash flow. This raises substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional financing, if sought, to make an acquisition, or to pursue a new opportunity if one is identified. We urge you to review this report before making any investment decision.

It may be difficult for our stockholders to enforce any civil liabilities against us or our officers or directors, because many of our officers and operations are, and are expected to be, outside the United States.

The assets of Freedom RU, Freedom KZ, and Freedom CY, which we hope to acquire, are located outside the United States. Several of our directors and officers are nationals and/or residents of countries other than the United States, with all or a substantial portion of each person’s assets located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state. Further, it may be difficult for investors to enforce in foreign countries judgments obtained in the United States.

Pricing and other competitive pressures may impair the revenue and profitability of our brokerage business.

We expect to derive a significant portion of our revenue from brokerage businesses serving customers in Russia and Kazakhstan. Investing by retail customers, particularly in U.S. securities, is an emerging market in those countries, and we expect to encounter intense price competition in this business as this industry matures with more competitive service providers. We believe we may experience competitive pressures in these and other areas as existing or new competitors seek to obtain market share by competing on the basis of price or service. In addition, our retail brokerage business will likely face pressure from larger competitors, which may be better able to offer a broader range of complementary products and services to retail brokerage clients in order to win their trading business. Our inability to compete effectively with our competitors in these areas would adversely affect our business, financial condition, and results of operations.

Difficult market conditions could adversely affect our business in many ways.

Volatile, down-trending, and negative market and economic conditions and geopolitical uncertainties are likely to adversely affect our business in many ways. Weakness in equity markets and diminished trading volume of securities could adversely impact our brokerage business, from which we expect to derive most of our revenue.

Our operations and infrastructure may malfunction or fail.

The international broker-dealer business is highly dependent on processing, on a daily basis, a large number of communications and increasingly complex transactions across diverse markets, in different languages. The financial, accounting, or other data processing systems we, or the firms that clear securities transactions on behalf of our customers, use may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our or our clearing firm’s systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. If any of these systems do not operate properly or are disabled, or if there are other shortcomings or failures in our internal processes, personnel, or systems, we could suffer impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention, or reputation damage.

We also face the risk of operational failure of any of the exchanges, depositories, clearing houses, or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and to manage our exposure to risk.

Our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our business and the communities in which we and third parties with which we conduct business are located, including disruption involving electrical, communications, transportation, or other services, whether due to fire, other natural disaster, power or communications failure, act of terrorism, war, or otherwise. When and if our broker-dealer activities become fully operational, we will have employees in Moscow, Russia; Almaty, Kazakhstan; Nicosia, Cyprus; and Salt Lake City, Utah, who will need to work and communicate as an integrated team. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel. We do not maintain insurance policies to mitigate these risks because it may not be available or may be more expensive than the perceived benefit. Further, any insurance that we may purchase to mitigate certain of these risks may not cover our losses.

Our operations will rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Our computer systems, software, and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. The occurrence of one or more of these events could: (a) jeopardize confidential and other information processed by, stored in, and transmitted through our computer systems and networks or the computer systems and networks of our customers or other third parties with which we conduct business; or (b) otherwise cause interruptions or malfunctions in our operations or the operations of our customers or third parties with which we conduct business. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

In addition to the risk of systems failures or interruption from benign but nevertheless disruptive causes, the systems we use and rely on will also be vulnerable to intentional unauthorized access, vandalism, software interruption, data corruption, or other mischief by unauthorized third parties, or “hackers.” Such efforts may be directed at us and our business specifically, which might disrupt our operations, or generally to broadly based, international financial, banking, and communications systems, which could disrupt broad segments of the financial and banking systems worldwide. Any such disruptions could adversely affect our business and results of operations.

Our exposure to legal liability is significant, and damages that we may be required to pay and the reputational harm that could result from legal action against us could materially adversely affect our businesses.

We face significant legal risks in our businesses, and in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against broker-dealers and other financial services firms have been increasing. These risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities transactions, the suitability of certain investments for specific customers, trading while in possession of material nonpublic information, and disputes over the terms and conditions of complex trading arrangements.

Risks Related to Owning our Stock

A significant percentage of our outstanding common stock is owned or controlled by Timur Turlov, whose interests may differ from those of other stockholders.

Timur Turlov, our chairman and chief executive officer, owns approximately 80.1% of our outstanding common stock, which could increase to as high as 95% as contemplated by the Acquisition Agreement. Therefore, Mr. Turlov will be able to control all matters requiring approval by our stockholders, including the election of directors, the approval of our proposed recapitalization, and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us and might affect the market price of our common stock.

Provisions of our organizational documents may discourage an acquisition of us.

Our articles of incorporation authorize our board of directors to issue up to 20,000,000 shares of preferred stock, without approval from our stockholders. This means that our board of directors has the right, without stockholder approval, to fix the relative rights and preferences of the preferred stock. This could affect the rights of our common stockholders regarding, among other things, dividends and liquidation. We could also use the preferred stock to deter or delay a change in control of our Company that may be opposed by our management, even if the transaction might be favorable to our common stockholders.

There is a limited trading market for our common stock.

Although our common stock is currently quoted on the OTC Pink market our stock trades sporadically with limited volume. We cannot assure that a more active trading market will develop even if FFIN becomes licensed as a U.S. broker-dealer and all proposed acquisitions are completed. Accordingly, our stockholders may not be able to sell our shares when they want or at the price they want.

Penny stock regulations will impose certain restrictions on resales of our securities, which may cause an investor to lose some or all of its investment.

The SEC has adopted regulations that generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share that is not traded on a national securities exchange or that has an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers that sell these securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities and have received the purchaser’s written consent to the transaction before the purchase. Further, if the price of the stock is below $5.00 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the SEC. These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction. These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock. These rules may also adversely affect the ability of persons that acquire our common stock to resell their securities in any trading market that may exist at the time of an intended sale.

We are a smaller reporting company, and the reduced reporting requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company” as defined in Section 12 of the Exchange Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting  companies, including not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation, and stockholder approval of any golden parachute payments not previously approved. We could remain a smaller reporting company until the last day of the fiscal year when the aggregate worldwide market value of the voting and nonvoting common equity held by our nonaffiliates is $75 million or more on the last business day of our most recently completed second fiscal quarter, but less than $700 million. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We do not expect to pay any cash dividends in the foreseeable future.

We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends in the foreseeable future. Accordingly, our stockholders must rely on sales of their shares of common stock after price appreciation, which may never occur, as the only way to realize any future gains on an investment in our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

BMBM’s principal office, located at 324 South 400 West, Suite 250, Salt Lake City, UT 84101, is leased for $250 per month ($3,000 annually) on a month-to-month basis, with an unrelated person. FFIN’s principal office, located at 324 South 400 West, Suite 150, Salt Lake City, UT 84101, contains approximately 1,700 square feet and is leased at $2,396 per month ($28,747 annually) under a lease agreement that expires June 30, 2017, with an unrelated person. We believe these facilities are sufficient to meet our needs for the foreseeable future.

Item 3.    Legal Proceedings

We are not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this report, no director, officer, or affiliate is a party adverse to us in any legal proceeding or has an adverse interest to us in any legal proceeding. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth for the periods indicated the high and low bid prices for our common stock as quoted under the symbol “BMBM” on the Over-the-Counter Pink market for the fiscal years ended March 31, 2016 and 2015. These quotations were furnished to us by the OTC Markets Group, Inc. and reflect interdealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions:

Fiscal year ended March 31, 2016	High	Low

Fourth quarter	$ 0.007	$ 0.003
Third quarter	$ 0.009	$ 0.001
Second quarter	$ 0.004	$ 0.002
First quarter	$ 0.008	$ 0.004

Fiscal year ended March 31, 2015	High	Low

Fourth quarter	$ 0.006	$ 0.005
Third quarter	$ 0.007	$ 0.004
Second quarter	$ 0.010	$ 0.006
First quarter	$ 0.009	$ 0.007

Holders

As of June 30, 2016, we had approximately 365 shareholders of record holding 280,339,467 shares of our common stock. The number of record holders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing houses or agencies.

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

Recent Sales of Unregistered Securities

In connection with acquisition of FFIN pursuant to the Acquisition Agreement, on November 23, 2015, we issued 224,551,913 shares of our common stock to Timur Turlov in exchange for all of the issued and outstanding common stock of FFIN and the right to purchase the Freedom Companies on agreed terms. Before entering into this agreement, there was no material relationship between Mr. Turlov and the Freedom Companies, on the one hand, and us and our affiliates, on the other.

We issued this common stock to Mr. Turlov in reliance on the exemptions from registration provided in Section 4(a)(2) of the Securities Act for transactions not involving any public offering and in Regulation S promulgated under the Securities Act for offers and sales made outside the United States without registration. Mr. Turlov represented that he was an “accredited investor” as defined in Rule 501(a) of Regulation D and acknowledged, in writing, that the securities must be acquired and held for investment. Mr. Turlov confirmed in writing that he is a non-U.S. person, as defined in Regulation S. All certificates evidencing the shares issued bear a restrictive legend. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities of the Company during the fiscal year ended March 31, 2016.

Item 6.    Selected Financial Data

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by our audited annual financial statements and the related notes thereto included elsewhere in this report.  This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Special Note About Forward-Looking Information” in this report. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the disclosure under the heading “Risk Factors” elsewhere in this report.

This discussion summarizes the significant factors affecting our consolidated operation results, financial condition, liquidity and capital resources during the fiscal year ended March 31, 2016 and the period from August 25, 2014 (inception) to March 31, 2015.

Overview

On November 23, 2015, we entered into the Acquisition Agreement and closed on the acquisition of all of the issued and outstanding equity securities of FFIN. FFIN is currently assessing whether to resubmit the necessary applications to pursue licensure to conduct business as a U.S. securities broker-dealer. The Acquisition Agreement also provides for us to acquire securities brokerage and financial services businesses in Russia, Kazakhstan, and Cyprus to build an international, broadly based brokerage and financial service firm. It is anticipated we will close on the acquisitions of the brokerage and financial services businesses in Russia, Kazakhstan, and Cyprus at such time as the closing conditions set forth in the Acquisition Agreement are satisfied, as described in more detail in Item 1. Description of Business of this report.

Should FFIN elect to reapply and should it be successful in obtaining licensure in the U.S., we anticipate this integrated, international firm could offer the financial opportunities, relative stability, and comprehensive regulatory reputation of U.S. securities markets to meet the growing demand from an increasing number of investors in Russia and Kazakhstan.

Limited Operating History

We have not generated any revenue from operations as a securities broker-dealer, and there is limited historical information about us on which to base an evaluation of our performance. As noted in Item 1. Description of Business, and Item 1A. Risk Factors, before we can commence operations as a U.S. securities broker-dealer we must be granted licensure with the SEC, FINRA and applicable state securities commissions. There is no guarantee we will be successful in receiving the licenses necessary to carry out our proposed business operations. Moreover, there is no guarantee our current cash balance will be sufficient to fund our expenses and satisfy our net capital requirements while we seek licensure and until such time as we can commence operations and generate revenue. While we anticipate we would be able to secure additional funding should it be required, we have no assurance of such. Further, even if additional funding is available to us, we have no assurance that it will be available to us on acceptable terms. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

The year ended March 31, 2016 and the period from August 25, 2014 (inception) to March 31, 2015.

Revenue

We did not generate any revenue during the year ended March 31, 2016, or during the period from inception to March 31, 2015.

Expenses

Operating Expenses. During the fiscal year ended March 31, 2016 and the period from inception to March 31, 2015, operating expenses included professional fees of $222,511 and $96,149, general and administrative expenses of $268,018 and $41,869, and depreciation expenses of $3,305 and $278, respectively. Professional services mainly included legal fees, consulting, and accounting fees. General and administrative expenses were comprised of payroll and related payments, rent expenses, and office supplies.  Operating expenses were higher in the fiscal year ended March 31, 2016 compared to the period from inception to March 31, 2015, primarily because the period from inception to March 31, 2015 was only seven months.  We anticipate operating expenses during fiscal 2017 to remain relatively constant in comparison to the 2016 fiscal year or until such time as we close the acquisitions of one or more of the Freedom Companies and/or FFIN reapplies for and receives licensure and commences operations as a licensed U.S. securities broker-dealer.

Loss from Operations. During the fiscal year ended March 31, 2016 and the period from inception to March 31, 2015, we recognized losses from operations of $493,834 and $138,296, respectively.  As discussed above, our loss from operations was higher during the fiscal year ended March 31, 2016, than the period from inception to March 31, 2015, primarily because of the shorter time period from inception to March 31, 2015.  We anticipate we will continue to realize losses from operations at a level similar to that experienced during fiscal 2016 until such time as we are successful in closing the acquisitions of one or more of the Freedom Companies and/or FFIN reapplies for and receives licensure and commences operations as a licensed U.S. securities broker-dealer.

Total Other Income. During the fiscal year ended March 31, 2016 we recognized total other income of $1,595 compared to $2 during the period from inception to March 31, 2015.  This other income resulted from interest income on our cash balances.

Net Loss. For the reasons discussed above, during the fiscal year ended March 31, 2016, we realized a net loss of $491,999, or $0.00 per share. During the period from inception to March 31, 2015, we realized a net loss of $138,634, or $0.01 per share. Because we currently engage in no revenue generating activities, we expect to continue to realize net losses in upcoming fiscal periods until we start generating revenues from our planned business activities.

Liquidity and Capital Resources

We do not currently generate revenue and as noted above will be unable to generate revenue from our proposed business activities until such time as we obtain required licenses and memberships and establish a clearing relationship and/or we are successful in closing the acquisitions of one or more of the Freedom Companies. Whether or when we will satisfy these conditions, or close the acquisitions, is beyond our control. If our existing cash assets are insufficient to satisfy our expenses while we assess whether to proceed with the registration process, and/or complete closing the acquisitions, we will need to seek additional funding. We currently have no commitment for additional funding, and there is no guarantee additional funding will be available, or if it is, that such funding will be available to us on acceptable terms.

Cash Flows

During the year ended March 31, 2016, and the period from inception to March 31, 2015, we used cash primarily to pay for current expenses. See below for additional discussion and analysis of cash flow.

	Year ended March 31, 2016	Period from August 25, 2014 (inception) to March 31, 2015

Net cash used in operating activities	$ (538,629)	$ (88,467)
Net cash provided by (used in) investing activities	$ 8,589,155	$ (8,815)
Net cash provided by financing activities	$ 180,000	$ 500,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ 8,230,526	$ 402,718

Net cash used in operating activities during the fiscal year ended March 31, 2016 was higher compared to the period from inception to March 31, 2015 due to a larger net loss realized during fiscal 2016.

During the year ended March 31, 2016, net cash provided by investing activities included $8,533,566 resulting from the acquisition of BMBM. This amount is restricted and is held for distribution to shareholders who have not yet claimed their distributions from the sale of the Company’s oil and gas exploration and production operations.

During fiscal 2016, net cash provided by financing activities was $180,000 compared to $500,000 during the period from inception to March 31, 2015.  All funds provided by financing activities resulted from capital contributions to the Company by Mr. Turlov.

Our principal source of liquidity during the fiscal year ended March 31, 2016 and the period from inception to March 31, 2015, was cash and cash equivalents. At March 31, 2016, cash and cash equivalents totaled $99,678 compared to $402,718 at March 31, 2015.

Contractual Obligations and Contingencies

The following is a summary of our material contractual commitments as of March 31, 2016:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Deferred distribution	$8,533,566	$8,533,566	$-	$-	$-
Office Lease	$35,934	$28,747	$7,187	$-	$-
Total	$8,569,500	$8,569,500	$7,187	$-	$-

Off-Balance Sheet Financing Arrangements

As of March 31, 2016, we had no off-balance sheet financing arrangements.

Critical Accounting Policy and Estimates

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management Discussion and Analysis of Financial Condition and Results of Operations.”

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.)  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of March 31, 2016, to ensure that information required to be disclosed by us in the reports we file or submit with the Commission under the Exchange Act was recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that such information was accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

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

Management, with the participation of our principal executive officer and principal financial officer conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013).

Based on this assessment, our management concluded that as of March 31, 2016, the end of our fiscal year, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth our directors and executive officers, their ages, and all offices and positions held. Directors are elected for a period of three years and thereafter serve until their successor is duly elected by the stockholders and qualified.

Name of Director or Executive Officer	Age	Positions with the Company	Director Since	Officer Since

Timur Turlov	28	Chief Executive Officer and Chairman	September 2015	September 2015

Jason M. Kerr	44	Director	May 2008

Arkady Rakhilkin	47	Director	November 2015

Leonard Stillman	73	Director	October 2006

Askar Tashtitov	37	Director	May 2008

Evgeniy Ler	33	Chief Financial Officer and Treasurer		April 2009

A brief description of the background and business experience of each of the above listed individuals follows.

Timur Turlov. Mr. Turlov graduated from Russia State Technic University (named after Tsialkovskiy) in 2009 with a Bachelor of Science degree in economics and management. Mr. Turlov has more than 10 years of experience in various areas in the international securities industry. Since July 2013, Mr. Turlov has served as the Advisor to the Chairman of the Board of Freedom Finance JSC. In that capacity, Mr. Turlov has been primarily responsible for strategic management, public and investor relations events, investment strategy, sales strategy, and government relations. He has also served as the General Director of Investment Company Freedom Finance LLC, since August 2001. As the General Director, Mr. Turlov is responsible for establishing the company’s strategic goals, including acquisition and retention of large clients, sales strategy and company development. From May 2012 through January 2013, Mr. Turlov served as the Chairman of the Board of Directors of Nomad Finance JSC where he oversaw business set up and acquisition of large clients. From May 2011 to December 2011, Mr. Turlov served as the General Director and Chief Accountant of Investment Company Duntonse LLC, where he was tasked with overseeing business set up, operations with the firm’s intermediary broker and sales. From July 2010 through August 2011, Mr. Turlov was employed as the Vice Director of the International Sales Department of Nettrade LLC. In this capacity, his major responsibilities included consulting to set up access to foreign markets, trading, back office, and internal accounting functions. Mr. Turlov is not currently, and has not been in the past five years, a nominee or director of any other SEC registrant or registered investment company. In concluding that Mr. Turlov should serve as our chairman, we considered his in depth knowledge of the businesses of the Freedom Companies, his professional experience and his educational background in economics and management.

Jason M. Kerr. Mr. Kerr earned his Bachelor of Science degree in economics in 1995 and a Juris Doctorate in 1998 from the University of Utah, where he was named the William H. Leary Scholar. In 2011, Mr. Kerr founded the law firm Price, Parkinson & Kerr, where he practices commercial litigation. From 2006 to 2011, Mr. Kerr was the associate general counsel of Basic Research, LLC, concentrating in intellectual property litigation. Before joining Basic Research, Mr. Kerr was a partner with the law firm of Plant, Christensen & Kanell in Salt Lake City, Utah. Mr. Kerr was employed with Plant, Christensen & Kanell from 1996 through 2001 and from 2004 to 2006. From 2001 through 2004, Mr. Kerr was employed as a commercial litigator with the Las Vegas office of Lewis and Roca. Mr. Kerr became our director in May 2008. Mr. Kerr is not currently, and has not been in the past five years, a nominee or director of any other SEC registrant or registered investment company. In concluding that Mr. Kerr should serve as our director, we considered his educational background in economics and his professional experience as an attorney.

Arkady Rakhilkin. Mr. Rakhilkin earned his undergraduate degree in 1992 and post graduate degree in 1994 from Novosibirsk State Technical University both with an emphasis in applied mathematics. Mr. Rakhilkin also completed a course in effective management as part of an executive MBA program from Open University London. Mr. Rakhilkin has over 20 years of experience in the finance and banking industry. Mr. Rakhilkin has served as the Chairman of the Board of Directors of Freedom Finance JSC, and its predecessor, Seven Rivers Capital JSC since April 2008. Prior to that, he served as the Chairman of the Management Board of Seven Rivers Capital from November 2006 through April 2008. Mr. Rakhilkin’s principal responsibilities included interaction with large clients, attraction of strategic partners, management of corporate finance, introduction of new information systems, and sales of financing and underwriting services. Mr. Rakhilkin is not currently, and has not been in the past five years, a nominee or director of any other SEC registrant or registered investment company. In concluding that Mr. Rakhilkin should serve as our director, we considered his extensive experience in the finance and banking industry, as well as his significant tenure and experience with Freedom Finance JSC.

Leonard M. Stillman. Mr. Stillman earned his Bachelor of Science degree in mathematics from Brigham Young University and Masters of Business Administration from the University of Utah. He began his career in 1963 with Sperry UNIVAC as a programmer developing trajectory analysis software for the Sergeant Missile system. Mr. Stillman spent many years as a designer and teacher of computer language classes at Brigham Young University, where he developed applications for the Administrative Department including the school’s first automated teacher evaluation system. During that time, he was also a vice-president of Research and Development for Automated Industrial Data Systems, Inc. and the Owner of World Data Systems Company, which provided computerized payroll services for companies such as Boise Cascade. Mr. Stillman has over 40 years of extensive business expertise, including strategic planning, venture capital financing, budgeting, manufacturing planning, cost controls, personnel management, quality planning and management, and the development of standards, policies, and procedures. He has extensive skills in the design and development of computer software systems and computer evaluation. Mr. Stillman helped found Stillman George, Inc. in 1993 and founded Business Plan Tools, LLC in 2004. He was employed with Stillman George, Inc. until 2010, where his primary responsibilities included managing information, technical development, and financial analysis projects and development, as well as general company management and consulting activities. He is currently employed by Business Plan Tools, LLC, which provides cloud-based SaaS business planning software and consolidates a broad variety of skills from a growing group of business professionals to provide needed support in finance, marketing, management, sales, planning, product development, and more to businesses worldwide. Mr. Stillman is not currently, and has not been in the past five years, a director or nominee of any other SEC registrant or registered investment company. In concluding that Mr. Stillman should serve as a director, we considered his training in business management, strategic planning, corporate finance, and information management.

Askar Tashtitov. Mr. Tashtitov started with BMBM in 2004 and served as the president of BMBM from May 2006 to November 2015. He has served as a director since May 2008. Before joining BMBM, from 2002 to 2004, Mr. Tashtitov was employed by PA Government Services, Inc. as a management consultant specializing in oil and gas projects. Mr. Tashtitov earned a Bachelor of Arts degree from Yale University majoring in economics and history in 2002. Mr. Tashtitov passed the AICPA Uniform CPA Examination in 2006. Mr. Tashtitov is not, and has not been in the past five years, a director or nominee of any other SEC registrant or registered investment company. We considered Mr. Tashtitov’s extensive experience in the public company arena, particularly his expertise in interfacing with equity and debt financing professionals, as well as his significant business management experience in concluding that he should serve as our director.

Evgeniy Ler. Mr. Ler started with BMBM in 2006. Before being appointed chief financial officer in April 2009, Mr. Ler served in other capacities with us, including finance manager and reporting manager. From September 2011 to December 2012, Mr. Ler also served as a Deputy Director for Emir Oil, LLP. Before joining BMBM, from 2002 to 2006, Mr. Ler was employed by Deloitte & Touche, where he held the position of senior auditor in Financial Services & Industries Group, Audit. In that position, he led large engagements for banks, financial institutions, and oil and gas companies. In 2003, Mr. Ler was awarded a Bachelor’s degree in financial management from the Kazakh-American University located in Almaty, Kazakhstan. In 2008, Mr. Ler passed the AICPA Uniform CPA Examination and was awarded licensure as a CPA in November 2013. Mr. Ler has also completed trainings in London on financial reporting in accordance with IFRS and US GAAP and internal Deloitte trainings on audit, financial reporting, and due diligence.

Significant Employees and Consultants

Sean Lawson. Mr. Lawson has 20 years of experience in the securities brokerage industry. Mr. Lawson has served as the Chief Compliance Officer of FFIN Securities since October 2014. In this capacity, initially Mr. Lawson will be principally responsible for guiding FFIN through the broker-dealer registration process. If and when licensure it received, Mr. Lawson will be responsible to ensure the operations of FFIN are conducted in compliance with the laws, rules, and regulations applicable to a broker-dealer licensed in the United States. From August 2009 through March 2014, Mr. Lawson served as the President, Chief Compliance Officer, and Chief Financial Officer of Vertical Capital Asset Management, LLC, an SEC registered investment advisory and Vertical Capital Securities, LLC, a FINRA registered broker-dealer. Mr. Lawson created and formed these affiliated companies. Among other things, his principal responsibilities included due diligence and investment analysis on all products, ensuring written supervisory policies and procedures remained current, overseeing AML compliance, supervising and registration of all licensed personnel, working closely with FINOP and accounting personnel, and coordinating all regulatory and annual financial audits. Mr. Lawson graduated with a BBA in finance and a minor in economics from the University of New Mexico in 1994.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and any persons who own more than 10% of the common stock of the Company to file with the Commission reports of beneficial ownership and changes in beneficial ownership of our common stock. Officers and directors are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to us or written representations that no reports were required, we believe that during fiscal 2016 all filing requirements applicable to our executive officers, directors and greater than 10% shareholders were met on a timely basis.

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

Committees of the Board of Directors

The OTC Pink market does not require the Company to have any committees of the board of directors. The board does not currently have a standing audit committee or any standing committees.  Rather these functions are currently fulfilled by the full board.

Our board may establish committees from time to time to facilitate our management.

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

Item 11.  Executive Compensation

The table below summarizes compensation paid to or earned by all individuals serving as the principal executive officer of BMBM or acting in a similar capacity during the last two completed fiscal years regardless of compensation level. No individual earned in excess of $100,000 during the last two completed fiscal year.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compen- sation ($)	Total ($)

Timur Turlov(1)	2016	-0-	-0-	-0-	-0-	-0-
Chief Executive Officer

Askar Tashtitov(2)	2016	-0-	-0-	-0-	-0-	-0-
President (PEO)	2015	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Turlov was appointed Chief Executive Officer of BMBM in November 2015. Mr. Turlov served as President of FFIN from September 2015 to May 2016.
(2)	Mr. Tashtitov served as President of BMBM from May 2006 to November 2015.

Employment Agreements

During the fiscal year ended March 31, 2016, Mr. Turlov provided services to BMBM and FFIN on an as needed basis and received no compensation for the services he provided. During the fiscal years ended March 31, 2016 and 2015, Mr. Tashtitov provided services to BMBM on an as needed basis and received no compensation for the services he provided. We do not have employment agreements with either Mr. Turlov or Mr. Tashtitov.

Outstanding Equity Awards at Fiscal Year-End

As of March 31, 2016, neither Mr. Turlov, nor Mr. Tashtitov held any outstanding stock options, unvested restricted stock grants, or other shares of stock, units or other rights awarded under any equity incentive plan that had not vested or that had not been earned.

Compensation of Directors

Director Fees

During the fiscal year ended March 31, 2016, and the period from August 25, 2014 (inception) to March 31, 2015, we did not compensate any members of our board of directors for their board service.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

At June 10, 2016, we had 280,339,467 shares of common stock issued and outstanding. The following table sets forth the outstanding shares of common stock owned of record or beneficially by each person that owned of record, or was known by us to own beneficially, more than 5% of our issued and outstanding stock, and the name and stock holdings of each director and nominee for director, and the stock holdings of all of the executive officers and directors as a group:

Name of Person or Group(1)	Nature of Ownership	Amount	Percent

Principal Stockholders:
Timur Turlov(2)	Common Stock	224,551,913	80.1%

Directors:
Timur Turlov(2)	Common Stock	224,551,913	80.1

Jason Kerr	Common Stock	--	--

Arkady Rakhilkin	Common Stock	--	--

Leonard M. Stillman	Common Stock	--	--

Name of Person or Group(1)	Nature of Ownership	Amount	Percent

Askar Tashtitov	Common Stock	480,000	*

All Executive Officers and Directors as a Group (6 persons):	Common Stock	225,221,913	80.3%

____________________

*      Less than 1%.
(1)
Unless otherwise indicated, the mailing address of each beneficial owner is c/o BMB Munai, Inc., 324 South 400 West, Suite 250, Salt Lake City, Utah 84101. The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

(2)
As discussed in Item 1. Description of Business, in connection with the acquisitions of Freedom RU and Freedom CY, if completed, Mr. Turlov will be issued additional shares of common stock increasing his ownership in our then outstanding common stock by approximately an additional 15%.

To our knowledge, there are no present arrangements or pledges of our securities, the operation of which may at a subsequent date result in a change in our control.

Change in Control

To the knowledge of management, there are no present arrangements or pledges of our securities the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information respecting our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))(c)

Equity compensation plans approved by security holders	--	--	4,025,000
Equity compensation plans not approved by security holders	--	--	--
Total	--	--	4,025,000

Item 13.  Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

The disclosures set forth in this report in Item 1. Description of Business regarding the acquisitions of the Freedom Companies is incorporated by reference into this Item 13. Certain Relationships and Related Transactions and Director Independence.

During the period from August 25, 2014 (inception) through March 31, 2015, FFIN issued 100,000 shares and 400,000 share, respectively, to Mr. Turlov in exchange for capital contributions to FFIN of $100,000 and $400,000, respectively. At the times such contributions were made Mr. Turlov was the president, a director and the sole owner of FFIN.

During the year ended March 31, 2016, Mr. Turlov made a capital contribution of $180,000 to the Company. At the time such contribution was made, Mr. Turlov was the Chief Executive Officer, Chairman of the board, and majority shareholder of the Company.

During the period from August 25, 2014 (inception) to June 9, 2015, FFIN incurred legal expenses of $56,098 from a legal firm where a then director of FFIN is employed. This individual resigned his position on the board of directors of FFIN on June 9, 2015.

Director Independence

Our common stock is traded on the OTC Pink market and we are not subject to exchange listing requirements with respect to “independent” directors or composition of board committees. However we have chosen to use the definition of “independent director” in Section 803(A) of the NYSE MKT Company Guide to evaluate whether our directors are independent. Based upon the standards set forth in Section 803(A) of the NYSE MKT Company Guide, as of the date of this report, the board of directors has determined that following directors are independent: Jason Kerr, Arkady Rakhilkin, and Leonard Stillman.

Item 14.  Principal Accountant Fees and Services

The firm of WSRP, LLC (“WSRP”) has served as our independent registered accounting firm for the fiscal year ended March 31, 2016 and the period from August 25, 2014 (inception) through March 31, 2015. Principal accounting fees for professional services provided to us by WSRP for the fiscal year ended March 31, 2016 and the period from August 25, 2014 (inception) to March 31, 2015, are summarized as follows:

	For the year ended March 31, 2016	For the period from August 25, 2014 (inception) to March 31, 2015

Audit	$ 22,180	$ 27,572
Audit related	-	-
Tax	-	2,470
All other	-	-
Total	$ 22,180	$ 30,042

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

Tax Fees. Our independent registered accounting firm billed us an aggregate of $0 and $2,470 for professional services rendered for tax compliance, tax advice and tax planning within the United States for the fiscal year ended March 31, 2016 and the period from August 25, 2014 (inception) to March 31, 2015.

Audit Committee Pre-Approval Policies and Procedures. The board of directors had not, as of the time of filing this annual report on Form 10-K with the Commission, adopted policies and procedures for pre-approving all audit services and permitted non-audit services to be performed by our independent auditors. Instead, the board has adopted a practice to meet as a whole to pre-approve any such services prior to the time they are performed. In the future, our board may adopt pre-approval policies and procedures to approve the services of our independent registered public accounting, provided the policies and procedures are detailed as to the particular service, the board is informed of each service, and such policies and procedures do not include delegation of the board’s responsibilities to our management.

The board of directors has determined that the provision of services by our independent registered accounting firm described above are compatible with maintaining WSPR’s independence.

Item 15.  Exhibits, Financial Statement Schedules

(a)           The following documents are filed as part of this report:

Financial Statements

Report of Independent Registered Public Accounting Firm – WSPR, LLC, dated July 13, 2016

Consolidated Balance Sheets as of March 31, 2016 and 2015

Consolidated Statements of Operations for the year ended March 31, 2016 and the period from August 25, 2014 (inception) to March 31, 2015

Consolidated Statements of Shareholders’ Equity for the year ended March 31, 2016 and the period from August 25, 2014 (inception) to March 31, 2015

Consolidated Statements of Cash Flows for the year ended March 31, 2016 and the period from August 25, 2014 (inception) to March 31, 2015

Notes to the Consolidated Financial Statements

Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the financial statements or related notes.

Exhibits

Exhibit No.	Exhibit Description

2.01	Share Exchange and Acquisition Agreement between BMB Munai, Inc., and Timur Turlov dated November 23, 2015(1)
3.01	Articles of Incorporation of BMB Munai, Inc.(2)
3.02	Amendment to Articles of Incorporation of BMB Munai, Inc.(3)
3.03	By-Laws of BMB Munai, Inc. (as amended through July 8, 2010)(4)
4.01	BMB Munai, Inc. 2009 Equity Incentive Plan(5) +
10.01	Standard Form Least Agreement between ZAHA, LLC and FFIN Securities, Inc. dated December 9, 2014(1)
14.01	Code of Ethics(6)
21.01	Schedule of Subsidiaries*
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following BMB Munai, Inc. financial information for the year ended March 31, 2016, formatted in XBRL (eXtensive Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.*

*	Filed herewith.
+	Indicates management contract, compensatory plan or arrangement of the Company.
(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on November 23, 2015.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on January 18, 2005.
(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on June 26, 2006.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on July 13, 2010.
(5)	Incorporated by reference to Registrant’s Revised Definitive Proxy Statement on Schedule 14A filed with the Commission on June 23, 2008.
(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the Commission on June 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

BMB MUNAI, INC.

Date: July 13, 2016	By:	/s/ Timur Turlov
Timur Turlov
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Timur Turlov	Chief Executive Officer and	July 13, 2016
Timur Turlov	Chairman

/s/ Evgeniy Ler	Chief Financial Officer	July 13, 2016
Evgeniy Ler

/s/ Jason Kerr	Director	July 13, 2016
Jason Kerr

/s/ Arkady Rahkilkin	Director	July 13, 2016
Arkady Rahkilkin

/s/ Leonard Stillman	Director	July 11, 2016
Leonard Stillman

/s/ Askar Tashtitov	Director	July 13, 2016
Askar Tashtitov

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2016 AND
THE PERIOD FROM AUGUST 25, 2014 (INCEPTION) TO MARCH 31, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
BMB Munai, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of BMB Munai, Inc. as of March 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2016 and for the period August 25, 2014 (inception) to March 31, 2015.  BMB Munai, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BMB Munai, Inc. as of March 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended March 31, 2016 and the period August 25, 2014 (inception) to March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As indicated in Note 1, the ability of the Company to continue as a going concern is dependent upon, among other things, its ability to generate revenues.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WSRP, LLC

WSRP, LLC
Salt Lake City, Utah
July 13, 2016

BMB MUNAI, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	March 31, 2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 99,678	$ 402,718
Restricted cash	8,533,566	-
Employee receivables	-	1,300
Prepaid expenses	50,375	483

Total current assets	8,683,619	404,501

NON-CURRENT ASSETS
Fixed assets, net	5,431	8,537

Total non-current assets	5,431	8,537

TOTAL ASSETS	$ 8,689,050	$ 413,038

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$ 50,229	$ 46,632
Accrued payroll and other liabilities	-	4,700
State taxes payable	100	100
Deferred tax liabilities, net	-	180
Deferred distribution payments	8,533,566	-

Total current liabilities	8,583,895	51,612

LONG-TERM LIABILITIES
Long-term deferred tax liabilities	-	60

Total long-term liabilities	-	60

Total liabilities	8,583,895	51,672

SHAREHOLDERS’ EQUITY
Common stock - $0.001 par value; 500,000,000 shares authorized; 280,339,467 and 224,551,913 shares outstanding as of March 31, 2016 and 2015, respectively	280,340	224,552
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Additional paid in capital	455,448	275,448
Accumulated deficit	(630,633)	(138,634)

Total shareholders’ equity	105,155	361,366

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 8,689,050	$ 413,038

The accompanying notes are an integral part of these consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31, 2016	From August 25, 2014 (inception) to March 31, 2015

REVENUES	$ -	$ -

OPERATING EXPENSES
Professional fees	222,511	96,149
General and administrative	268,018	41,869
Depreciation	3,305	278

Total operating expenses	493,834	138,296

LOSS FROM OPERATIONS	(493,834)	(138,296)

OTHER INCOME
Interest income, net	1,595	2

Total other income	1,595	2

LOSS BEFORE INCOME TAX	(492,239)	(138,294)

Income tax benefit (expense)	240	(340)

NET LOSS	$ (491,999)	$ (138,634)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ (0.00)	$ (0.01)
Weighted average shares outstanding	244,214,739	22,661,202

The accompanying notes are an integral part of these consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Notes	Common Stock		Additional paid-in capital	Accumulated deficit	Total
		Shares	Amount

At August 25, 2014		-	$ -	$ -	$ -	$ -

Capital contributions		500,000	500	499,500	-	500,000
Redistribution of share capital and APIC		224,051,913	224,052	(224,052)	-	-
Net loss for the year		-	-	-	(138,634)	(138,634)

At March 31, 2015		224,551,913	$ 224,552	$ 275,448	$ (138,634)	$ 361,366

Capital contributions		-	-	180,000	-	180,000
Acquisition of BMB Munai, Inc.		55,787,554	55,788	-	-	55,788
Net loss for the year		-	-	-	(491,999)	(491,999)

At March 31, 2016		280,339,467	$ 280,340	$ 455,448	$ (630,633)	$ 105,155

The accompanying notes are an integral part of these consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended March 31, 2016	From August 25, 2014 (inception) through March 31, 2015
Cash flows from operating activities
Net loss	$ (491,999)	$ (138,634)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	3,305	278
Deferred tax liabilities	(240)	240
Changes in operating assets and liabilities:
Employee receivables	1,300	(1,300)
Prepaid expenses	(49,892)	(483)
Accounts payable	3,597	46,632
Accrued payroll and other liabilities	(4,700)	4,700
State tax payable	-	100

Net cash used in operating activities	(538,629)	(88,467)

Cash flows from investing activities
Purchase of fixed assets	(199)	(8,815)
Cash resulting from acquisition of BMB Munai, Inc.	8,589,354	-

Net cash provided by (used in) investing activities	8,589,155	(8,815)

Cash flows from financing activities
Capital contributions	180,000	500,000

Net cash provided by financing activities	180,000	500,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,230,526	402,718
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	402,718	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 8,633,244	$ 402,718

Supplemental disclosure of Cash Flows for:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash Investing and Financing:
Assumption of liabilities in connection with acquisition of BMB Munai, Inc.	$ 8,573,368	$ -

The accompanying notes are an integral part of these consolidated financial statements.

BMB MUNAI, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2016

NOTE 1 - DESCRIPTION OF BUSINESS

FFIN Securities, Inc. (“FFIN”) was incorporated in the state of Nevada on August 25, 2014 for the purpose of primarily serving brokerage clients referred from foreign brokerage firms under common ownership as part of a strategy to provide foreign customers with access to the U.S. securities markets. In December 2015, FFIN applied to become a member of Financial Industry Regulatory Authority, Inc. (“FINRA”) and a licensed securities broker-dealer with the United States Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). FFIN recently withdrew its applications to provide itself additional time to collect information requested by FINRA and to assess whether to reapply for licensure. If FFIN determines to reapply for broker-dealer registration, we anticipate it would do so before the end of calendar 2016.

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

Pursuant to the Acquisition Agreement, BMBM acquired all of the issued and outstanding common stock of FFIN from Mr. Turlov in exchange for 224,551,913 shares of BMBM common stock, which constituted approximately 80.1% of BMBM’s outstanding common stock after giving effect to the transaction. BMBM and its wholly-owned subsidiary FFIN are collectively referred to herein as the “Company” unless otherwise specifically indicated or as is otherwise contextually required.

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

BMB MUNAI, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2016

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business one year from March 31, 2016. The Company has incurred a loss since inception resulting in an accumulated deficit of $630,633 as of March 31, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, capital contributions from Mr. Turlov and/or private placement of common stock.

There is no guarantee that the Company will be able to raise any capital through any type of offering or to receive additional capital contributions from Mr. Turlov.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements present the consolidated results of FFIN Securities, Inc., including the results of its parent, BMB Munai, Inc., starting November 24, 2015. All significant inter-company balances and transactions have been eliminated from the consolidated financial statements.

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

BMB MUNAI, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2016

Revenue and Expense Recognition

Subject to compliance with regulatory requirements and the commencement of securities broker-dealer activities, revenues and expenses from all securities transactions will be recorded on the trade date of the transaction. The Company does not participate in any proprietary securities transactions. For the year ended March 31, 2016 and the period from August 25, 2014 (inception) to March 31, 2015, the Company had not yet established an ongoing source of revenue sufficient to cover its operating costs as it pursues the FINRA application and licensure process to become a registered broker-dealer in the United States.

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

Advertising Expense

For the year ended March 31, 2016 and the period from August 25, 2014 (inception) to March 31, 2015, the Company has had no expenses related to advertising. The Company does not anticipate engaging in any advertising activities until after regulatory approval is received. At that point all costs associated with advertising will be expensed in the period incurred.

Impairment of Long Lived Assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. As of March 31, 2016 and 2015, the Company had not recorded any charges for impairment of long-lived assets.

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

BMB MUNAI, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2016

Income tax expense differs from amounts that would be calculated by applying the federal statutory rate because of the federal surtax, state income tax rates, certain nondeductible expenses, and net operating loss carrybacks, if any.

The Company will include interest and penalties arising from the underpayment of income taxes in the statement of operations in the provision for income taxes. As of March 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions. Tax years that remain subject to examination are years 2012 through 2015.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers.” Revenue is an important number to users of financial statements in assessing an entity’s financial performance and position. Previous revenue recognition guidance in US GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. Accordingly, the FASB and the International Accounting Standards Board (IASB) initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for US GAAP and International Financial Reporting Standards (IFRS) that would:

1.	Remove inconsistencies and weaknesses in revenue requirements.
2.	Provide a more robust framework for addressing revenue issues.
3.	Improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets.
4.	Provide more useful information to users of financial statements through improved disclosure requirements.
5.	Simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.

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

BMB MUNAI, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2016

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendment eliminates the deferral of certain consolidation standards for entities considered to be investment companies and modifies the consolidation analysis performed on certain types of legal entities. The guidance is effective beginning January 1, 2017 and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” This ASU requires adjustments to provisional amounts that are identified during the measurement period of a business combination to be recognized in the reporting period in which the adjustment amounts are determined. Acquirers are no longer required to revise comparative information for prior periods as if the accounting for the business combination had been completed as of the acquisition date. The guidance is effective beginning January 1, 2016, with early adoption permitted. The adoption of this FASB guidance did not have a material impact on the Company’s consolidated financial statements.

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

BMB MUNAI, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2016

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. Entities will also have to record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income. In addition, entities will be required to present enhanced disclosures of financial assets and financial liabilities. The guidance is effective beginning January 1, 2018, with early adoption of certain provisions of the ASU permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is largely unchanged. The guidance is effective beginning January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

NOTE 3 – CASH AND CASH EQUIVALENTS

As of March 31, 2016 and 2015, the cash balance totaled $8,633,244 and $402,718, respectively.

The Company is exposed to concentrations of credit risk related to cash deposits. The Company maintains cash at a financial institution where the total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to its limit. At any given time, the Company’s cash balance may exceed the balance insured by the FDIC. As of March 31, 2016 and 2015, $8,332,244 and $152,718, respectively, of the Company’s cash was in excess of FDIC limits.

As of March 31, 2016, the cash balance included restricted cash in the amount of $8,533,566, which corresponds to the deferred distribution payments liability.

NOTE 4 - SHAREHOLDERS’ EQUITY

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

BMB MUNAI, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2016

NOTE 5 – RELATED PARTY TRANSACTIONS

During the period from August 25, 2014 (inception) through March 31, 2015, FFIN issued 100,000 shares and 400,000 shares, respectively, to Mr. Turlov in exchange for capital contributions to FFIN of $100,000 and $400,000, respectively. At the times such contributions were made Mr. Turlov was the president, a director and the sole owner of FFIN.

During the year ended March 31, 2016, Mr. Turlov made a capital contribution of $180,000 to the Company. At the time such contribution was made, Mr. Turlov was the Chief Executive Officer, Chairman of the board, and majority shareholder of the Company.

During the year ended March 31, 2016, FFIN recorded legal expenses in amount of $56,098 from a legal firm, where one member of FFIN’s board of directors was employed. On June 9, 2015, this individual resigned from the FFIN board of directors.

NOTE 6 – INCOME TAXES

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

At March 31, 2016 and 2015 the Company had a cumulative federal operating loss carry forward of $631,215 and $138,976, respectively, which will begin to expire in 2035. Certain tax attributes may be subject to an annual limitation as a result of the Acquisition Agreement, which could constitute a change in ownership as defined under Internal Revenue Code Section 382.

Deferred tax assets are recognized to the extent that these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income and tax-planning.

The components of the provision for income tax expenses for the periods ended March 31, 2016 and 2015 are as follows:

	March 31, 2016	March 31, 2015
Current:
Federal	$ -	$ -
State	-	100
	-	100

Deferred:
Federal	(219)	219
State	(21)	21
	(240)	240

Total provision (benefit) for income taxes	($ 240)	$ 340

BMB MUNAI, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2016

Components of the net deferred tax asset, including a valuation allowance, at March 31, 2016 and 2015 are as follows:

	As of March 31, 2016	As of March 31, 2015
Deferred tax assets:
Net operating loss carryforward	$ 235,443	$ 51,835
Less: Valuation allowance	(235,443)	(51,835)

Net deferred tax asset	$ -	$ -

The valuation allowance for deferred tax assets as of March 31, 2016 and 2015, was $235,443 and $51,835, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.

Components of net deferred tax liabilities are as follows at March 31, 2016 and 2015:

	As of March 31,	As of March 31,
	2016	2015
Deferred tax liabilities:
Prepaid expenses	$ -	$ (180)
Fixed assets	-	(60)

Total deferred tax liabilities	$ -	$ (240)

The Company is subject to United States federal and state income taxes at an approximate rate of 34% and 3.3%, respectively. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	As of March 31, 2016	As of March 31, 2015

Statutory rate	37.3%	37.3%
Permanent differences	-	0.06%
Valuation allowance	(37.35%)	(37.48%)

Total	(0.05%)	(0.25%)

BMB MUNAI, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2016

The components of income tax expense for the year ended March 31, 2016 and the period from August 25, 2014 (Inception) to March 31, 2015 are as follows:

	For the year ended March 31, 2016	For the period from August 25, 2014 (inception) through March 31, 2015

Current tax expense	$ -	$ 100
Deferred tax (benefit) / expense	(240)	240

Total income tax (benefit) / expense	$ (240)	$ 340

NOTE 7 – LEASE COMMITMENTS

FFIN entered into a lease agreement on January 1, 2015, for office space that expires in 30 months. At March 31, 2016, the future minimum lease payments under the lease are as follows:

Lease commitments

Fiscal year ended March 31, 2017	$ 28,747
Fiscal year ended March 31, 2018	7,187
Total	$ 35,934

FFIN’s rent expense for its office space was $6,975 and $27,900, for the period from August 25, 2014 (inception) to March 31, 2015 and for the year ended March 31, 2016, respectively.

BMBM leases office space on a month-to-month basis for $250 per month.

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES

The Company had the following significant commitments and contingencies as of March 31, 2016:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Initial cash distribution payable(1)	$ 6,620,623	$ 6,620,623(2)	$ -	$ -	$ -
Second cash distribution payable(2)	1,912,943	1,912,943(2)	-	-	-
Office lease(3)	35,934	28,747	7,187	-	-
TOTAL	$ 8,569,500	$ 8,562,313	$ 7,187	$ -	$ -

(1)	See Note 4 – Shareholders’ Equity for additional information regarding the initial cash distribution payable and the second cash distribution payable.
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

As of March 31, 2016 and March 31, 2015 the Company did not have any known contingencies.

BMB MUNAI, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2016

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to the year end, during June 2016, Mr. Turlov made an $85,000 capital contribution to the Company.

The Company evaluated all material events and transactions that occurred after March 31, 2016 through July 13, 2016, the date these financial statements were available to be issued. During this period, except as disclosed herein, the Company did not have any additional material recognizable subsequent events.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

21.01	Subsidiaries
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002