Form 10-Q
period 2016-06-30
BMB MUNAI INC
filed 2016-08-15
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

As of August 12, 2016, the registrant had 280,339,467 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

BMB MUNAI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	March 31, 2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 169,066	$ 99,678
Restricted cash	8,533,566	8,533,566
Prepaid expenses	3,192	50,375

Total current assets	8,705,824	8,683,619

NON-CURRENT ASSETS
Fixed assets, net	4,591	5,431

Total non-current assets	4,591	5,431

TOTAL ASSETS	$ 8,710,415	$8,689,050

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 230,656	$ 50,229
Accrued payroll and other liabilities	6,237	-
State taxes payable	100	100
Deferred distribution payments	8,533,566	8,533,566

Total current liabilities	8,770,559	8,583,895

SHAREHOLDERS’ DEFICIT
Common stock - $0.001 par value; 500,000,000 shares authorized; 280,339,467 shares issued and outstanding as of June 30, 2016 and March 31, 2016, respectively	280,340	280,340
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Additional paid in capital	540,448	455,448
Accumulated deficit	(880,932)	(630,633)

Total shareholders’ deficit	(60,144)	105,155

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$8,710,415	$8,689,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	June 30, 2016 (unaudited)	June 30, 2015 (unaudited)

REVENUES	$ -	$ -

OPERATING EXPENSES
Professional fees	157,515	87,598
General and administrative	92,924	62,283
Depreciation	839	785

Total operating expenses	251,278	150,666

LOSS FROM OPERATIONS	(251,278)	(150,666)

OTHER INCOME
Interest income, net	979	22

Total other income	979	22

LOSS BEFORE INCOME TAX	(250,299)	(150,644)

Income tax expense	-	(100)

NET LOSS	$ (250,299)	$ (150,744)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ 0.00	$ 0.00
Weighted average shares outstanding	280,339,467	224,551,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For three months ended June 30, 2016 (unaudited)	For three months ended June 30, 2015 (unaudited)
Cash flows from operating activities
Net loss	$ (250,299)	$ (150,744)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	839	785
Changes in operating assets and liabilities:
Prepaid expenses	47,183	145
Accounts payable	180,428	28,470
Accrued payroll and other liabilities	6,237	(4,700)
State tax payable	-	100

Net cash used in operating activities	(15,612)	(125,944)

Cash flows from investing activities
Purchase of fixed assets	-	(215)

Net cash used in investing activities	-	(215)

Cash flows from financing activities
Capital contributions	85,000	-

Net cash from financing activities	85,000	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	69,388	(126,159)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,633,244	402,718
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 8,702,632	$ 276,559

Supplemental disclosure of Cash Flows for:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

Note 1 – Description of Business

FFIN Securities, Inc. (“FFIN”) was incorporated in the state of Nevada on August 25, 2014, for the purpose of primarily serving brokerage clients referred from foreign brokerage firms under common ownership as part of a strategy to provide foreign customers with access to the U.S. securities markets. FFIN is currently determining whether to submit a new application to become a member of Financial Industry Regulatory Authority, Inc. (“FINRA”) and a licensed securities broker-dealer with the United States Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Currently we anticipate FFIN will submit a new application to FINRA, but there is no guarantee that it will do so. If FFIN determines to submit a new application for broker-dealer registration, we anticipate it would do so before the end of calendar 2016.

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

The Acquisition Agreement also provides, subject to the satisfaction of various closing conditions, for the possible acquisition by the Company of Mr. Turlov’s 100% equity interests in Investment Company Freedom Finance LLC, a Russian limited company (“Freedom RU”), and the securities brokerage and financial services business conducted by it in Russia, and its wholly owned subsidiary, Freedom Finance JSC, a Kazakhstan joint stock company (“Freedom KZ”), and the securities brokerage and financial services business conducted by it in Kazakhstan, and FFINEU Investments Limited, a Cyprus limited company (“Freedom CY”) and the securities brokerage and financial services business conducted by Freedom CY. Freedom RU, Freedom KZ, and Freedom CY and the securities brokerage and investment services businesses conducted by each of them, in each case, are collectively referred to herein as the “Freedom Companies” unless otherwise specifically indicated or as is otherwise contextually required.  The acquisition of the Freedom Companies is not contingent upon FFIN’s decision to pursue licensure to operate as a broker-dealer in the U.S. or whether FFIN is ultimately successful in becoming a U.S. registered broker-dealer in the event it elects to pursue licensure.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business one year from June 30, 2016. The Company has incurred a loss since inception resulting in an accumulated deficit of $880,932 as of June 30, 2016, and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, capital contributions from Mr. Turlov and/or a private placement of Company common stock.

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
JUNE 30, 2016

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements present the consolidated results of FFIN Securities, Inc., including the results of its parent, BMB Munai, Inc., starting November 24, 2015. All significant inter-company balances and transactions have been eliminated from the consolidated financial statements.

Accounting Principles

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC.  Accordingly, they are condensed and do not include all of the information and notes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Company’s most recent audited annual financial statements included in its annual report on Form 10-K filed with the SEC on July 14, 2016.  Operating results for the three-month period ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending March 31, 2017.

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

Revenue and Expense Recognition

Subject to compliance with regulatory requirements and the commencement of securities broker-dealer activities, revenues and expenses from all securities transactions will be recorded on the trade date of the transaction. The Company does not participate in any proprietary securities transactions. For the three months ended June 30, 2016 and 2015, the Company had not yet established an ongoing source of revenue sufficient to cover its operating costs as it pursues the application and licensure process to become a registered broker-dealer in the United States.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

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

Advertising Expense

For the three months ended June 30, 2016 and 2015, the Company has had no expenses related to advertising. The Company does not anticipate engaging in any advertising activities until after regulatory approval is received. At that point all costs associated with advertising will be expensed in the period incurred.

Impairment of Long Lived Assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. As of June 30, 2016 and March 31, 2016, the Company had not recorded any charges for impairment of long-lived assets.

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
JUNE 30, 2016

Income tax expense differs from amounts that would be calculated by applying the federal statutory rate because of the federal surtax, state income tax rates, certain nondeductible expenses, and net operating loss carrybacks, if any.

The Company will include interest and penalties arising from the underpayment of income taxes in the statement of operations in the provision for income taxes. As of June 30, 2016 and March 31, 2016, the Company had no accrued interest or penalties related to uncertain tax positions. Tax years that remain subject to examination are years 2012 through 2015.

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
JUNE 30, 2016

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
JUNE 30, 2016

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

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

Note 3 – Cash and Cash Equivalents

As of June 30, 2016 and March 31, 2016, the cash balance totaled $8,702,632 and $8,633,244, respectively.

The Company is exposed to concentrations of credit risk related to cash deposits.  The Company maintains cash at a financial institution where the total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to its limit.  At any given time, the Company’s cash balance may exceed the balance insured by the FDIC.  As of June 30, 2016 and March 31, 2016, $8,452,632 and $8,332,244, respectively, of the Company’s cash was in excess of FDIC limits.

As of June 30, 2016 and March 31, 2016, the cash balance included restricted cash in the amount of $8,533,566, respectively, which corresponds to the deferred distribution payments liability.

Note 4 – Shareholders’ Equity

Shareholder Distributions

Following the sale for cash in September 2011, of BMBM’s oil and gas assets in operations in Kazakhstan, BMBM distributed the net proceeds to its shareholders. As of June 30, 2016 and March 31, 2016, distributions aggregating $8,533,566, respectively, have not been completed to certain shareholders pending the completion of necessary documentation of such shareholders’ ownership of the stock on which the distribution is based.

Note 5 – Related Party Transactions

During the quarter ended June 30, 2016, Mr. Turlov made a capital contribution of $85,000 to the Company.  At the time such contribution was made, Mr. Turlov was the Chief Executive Officer, Chairman of the board, and majority shareholder of the Company.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

Note 6 – Lease Commitments

FFIN entered into a lease agreement on January 1, 2015, for office space that expires in 30 months. At June 30, 2016, the future minimum lease payments under the lease are as follows:

Lease commitments

Fiscal year ended March 31, 2017	$ 21,560
Fiscal year ended March 31, 2018	7,187
Total	$ 28,747

FFIN’s rent expense for its office space was $8,087 and $6,975, for the three months ended June 30, 2016 and 2015, respectively.

BMBM leases office space on a month-to-month basis for $250 per month.

Note 7 – Commitments and Contingent Liabilities

The Company had the following significant commitments and contingencies as of June 30, 2016:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Initial cash distribution payable(1)	$ 6,620,623	$ 6,620,623(2)	$ -	$ -	$ -
Second cash distribution payable(1)	1,912,943	1,912,943(2)	-	-	-
Office lease(3)	28,747	21,560	7,187	-	-
TOTAL	$ 8,562,313	$ 8,555,126	$ 7,187	$ -	$ -

(1)	See Note 4 – Shareholders’ Equity for additional information regarding the initial cash distribution payable and the second cash distribution payable.
(2)
These distributions are currently payable, subject to the entitled shareholder completing and submitting to the Company the necessary documentation to claim his, her or its distribution payments.  The Company has no control over when, or if, an entitled shareholder will submit the necessary documentation to claim his, her, or its distribution payment.

(3)	FFIN entered into a lease agreement on January 1, 2015, for office space that expires in June 2017.

Note 8 – Subsequent Events

The Company evaluated all material events and transactions that occurred after June 30, 2016 through August 15, 2016, the date these financial statements were available to be issued.  During this period the Company did not have any material recognizable subsequent events.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our annual report on Form 10-K filed on July 14, 2016.

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

Special Note About Forward-Looking Information

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) such as statements relating to our anticipated revenues, gross margin and operating results, estimates used in the preparation of our financial statements, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources.  Forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein.  These forward-looking statements can sometimes be recognized by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions.  Such statements are subject to known and unknown risks, uncertainties, and other factors, including the meaningful and important risks and uncertainties discussed in this report.  These forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management.  These statements include, among other things:

●
the ability of our subsidiary to become a member of FINRA and licensed with the SEC and state securities authorities to transact business as a registered securities broker-dealer in the United States, should it elect to pursue such registration;

●	the ability of our acquisition targets to obtain necessary regulatory approvals to maintain their foreign licensing in connection with the transfer of ownership from the current owner to us;

●
the ability of our acquisition targets to prepare required financial statements in accordance with generally accepted accounting standards (GAAS) and generally accepted accounting practices in the United States (US GAAP);

●	our ability to launch operations as a fully functioning securities broker-dealer able to serve our proposed customers;

●	our ability to attract and retain key management and other properly licensed and experienced personnel to satisfy applicable regulatory standards;

●	our financial performance, including our limited operating history;

●	possible lack of interest by foreign investors to invest in securities of U.S. publicly traded companies; and

●	our ability to comply with the extensive and pervasive regulatory requirements in the various jurisdictions where we may operate.

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

Overview

As discussed in Note 1 – Description of Business of the notes to our unaudited condensed consolidated financial statements accompanying this report, on November 23, 2015, we entered into the Acquisition Agreement pursuant to which we acquired all of the issued and outstanding common stock of FFIN Securities, Inc., a Nevada corporation (“FFIN”) from Timur Turlov in exchange for 224,551,913 shares of our common stock, which comprised approximately 80.1% of our outstanding common stock after giving effect to the transaction.  We entered into the Acquisition Agreement with the intent to build an international, broadly based brokerage and financial services firm to meet the growing demand from an increasing number of investors in Russia and Kazakhstan for access to the financial opportunities, relative stability, and comprehensive regulatory reputation of the U.S. securities markets.

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

Mr. Turlov is seeking a more sustainable, long-term strategy to allow his customer base in Russia and Kazakhstan to participate in the U.S. markets because of what he perceives to be the growing disfavor of omnibus clearing accounts for foreign financial institutions among regulators and U.S. financial institutions as well as customer concerns that the Freedom Companies expose them to attendant political, regulatory, currency, banking, and economic risks and uncertainties in their respective countries of operation.  To meet this perceived need, Mr. Turlov organized FFIN in August 2014, to serve primarily foreign clients referred from Freedom RU and Freedom KZ as part of a strategy to provide foreign customers with access to the U.S. securities markets within a single vertically integrated financial services firm.

In December 2015, FFIN applied to become a member to FINRA and a licensed securities broker-dealer with the SEC.  In June 2016, FFIN withdrew its application to provide itself additional time to collect information requested by FINRA and to assess whether to reapply for licensure.  Currently we anticipate FFIN will submit a new application to FINRA, but there is no guarantee that it will do so.  If FFIN determines to reapply for broker-dealer registration, we anticipate it would do so before the end of calendar 2016.  In addition to FINRA membership and SEC licensure, FFIN would also be required to comply with the state securities licensure requirements.

We continue to work toward successful completion of the acquisition of Freedom RU, and its wholly-owned subsidiary Freedom KZ, and Freedom CY.  The acquisition of Freedom RU and Freedom CY are separate transactions that are not interdependent, so we may acquire either, both or none of such companies.  The acquisition of the Freedom Companies is also not contingent upon FFIN’s decision whether to pursue licensure to operate as a broker-dealer in the U.S., or whether FFIN is ultimately successful in becoming a U.S. registered broker-dealer in the event it elects to pursue such licensure.  In the event FFIN elects not to pursue licensure, or if it is ultimately unsuccessful in obtaining licensure if pursued, we anticipate the Freedom Companies would continue to provide their clients access to the U.S. markets in the same manner they do currently.

The completion of the acquisition of Freedom RU and Freedom CY is dependent on the express conditions that:

(i)           the particular Freedom Company to be acquired completes and provides to us audited consolidated financial statements prepared in accordance with US GAAP and GAAS, so that we can include such audited financial statements in our periodic reports filed with the SEC;

(ii)           the particular Freedom Company to be acquired has received all required governmental and regulatory approvals for the change of ownership from its current ownership to us;  and

(iii)           if, at the time of the proposed closing, we do not have sufficient authorized but unissued shares to issue the number of shares as we agreed in the Acquisition Agreement, we will effect a recapitalization consisting of: (i) a reverse split of our outstanding common stock in such amount as our board of directors may determine; and (ii) a possible increase in the number of our authorized common stock in such amount as our board may determine.

Completion of each acquisition is also conditioned on the continuing accuracy of the representations and warranties of the respective parties to the Acquisition Agreement, and the satisfaction of certain conditions and other covenants, many of which may be waived by either party.

We may abandon the acquisition of either Freedom RU or Freedom CY if it is not completed by December 31, 2016.  If we do not complete either of such acquisitions, we may nevertheless execute securities transactions of the customers of such Freedom Companies not acquired under introducing, execution, clearing, and settlement arrangements common in the securities industry and at competitive rates if FFIN determines to reapply for and is approved to become  a registered securities broker-dealer in the United States and satisfies applicable regulatory requirements.  The Acquisition Agreement does not grant to us any right or remedy to rescind our acquisition of FFIN if we do not complete the acquisition of the Freedom Companies because of their failure to provide required audited financial statements or meet other pre-closing conditions.

Results of Operations

This discussion summarizes the significant factors affecting our results of operations, financial condition, and liquidity and capital resources during the three months ended June 30, 2016 and 2015.  This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements accompanying this report.

Three months ended June 30, 2016, compared to the three months ended June 30, 2015

Revenue

We did not generate any revenue during the three months ended June 30, 2016 or 2015.

Expenses

Operating Expenses.  During the three months ended June 30, 2016, operating expenses totaled $251,278 compared to operating expenses of $150,666 during three months ended June 30, 2015. The increase was primarily attributable to a $69,917 increase in professional fees resulting from increased accounting and audit fees, and a $30,641 increase in general and administrative expenses, due to higher payroll, rent, and general office expenses.

Loss from Operations.  During the three months ended June 30, 2016, we recognized a loss from operations of $251,278, compared to a loss from operations of $150,666 during the three months ended June 30, 2015. This increase in loss from operations during the three months ended June 30, 2016, was the result of the increases in professional fees and general and administrative expenses described above.

Total Other Income.  During the three months ended June 30, 2015, we recognized total other income of $979, compared to total other income of $22 during the three months ended June 30, 2015.  The increase resulted from higher interest income on our cash balances.

Net Loss.  For the reasons discussed above, during the three months ended June 30, 2016, we realized a net loss of $250,299 compared to a net loss of $150,744 for the three months ended June 30, 2015.  Because we have no revenue, we expect to continue to realize net losses in upcoming fiscal periods until we start generating revenue from our planned business activities.

Cash Flows

During the three months ended June 30, 2016, cash was primarily used to pay for current expenses.  See below for additional discussion and analysis of cash flow.

	Three months ended June 30, 2016	Three months ended June 30, 2015

Net cash used in operating activities	$ (15,612)	$ (125,944)
Net cash used in investing activities	-	(215)
Net cash provided by financing activities	85,000	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ 69,388	$ (126,159)

Net cash used in operating activities during the three months ended June 30, 2016, was lower compared to the three months ended June 30, 2015, primarily as a result of a $151,958 increase in accounts payable, which was only partially offset by a $99,555 increase in net loss and a $47,038 increase in prepaid expenses.

During the three months ended June 30, 2016, net cash provided by financing activities was $85,000 compared to $0 during the three months ended June 30, 2015.  All funds provided by financing activities resulted from capital contributions to the Company by Mr. Turlov.

Our principal source of liquidity during the quarters ended June 30, 2016 and 2015, was cash and cash equivalents. At June 30, 2016, cash and cash equivalents totaled $169,066 compared to $99,679 at March 31, 2016.

Contractual Obligations and Contingencies

The following table lists our significant commitments at June 30, 2016, as listed on our condensed consolidated balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Initial cash distribution payable(1)	$ 6,620,623	$ 6,620,623(2)	$ -	$ -	$ -
Second cash distribution payable(1)	1,912,943	1,912,943(2)	-	-	-
Office lease(3)	28,747	21,560	7,187	-	-
TOTAL	$ 8,562,313	$ 8,555,126	$ 7,187	$ -	$ -

(1)	See Note 4 – Shareholders’ Equity for additional information regarding the initial cash distribution payable and the second cash distribution payable.
(2)
These distributions are currently payable, subject to the entitled shareholder completing and submitting to the Company the necessary documentation to claim his, her or its distribution payments.  The Company has no control over when, or if, an entitled shareholder will submit the necessary documentation to claim his, her, or its distribution payment.

(3)	FFIN entered into a lease agreement on January 1, 2015, for office space that expires in June 2017.

Off-Balance Sheet Financing Arrangements

As of June 30, 2016, we had no off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the 2013 framework of the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in timely alerting them to information required to be included in the Company’s periodic filings with the Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

We believe there are no additions to the risk factors disclosed in our annual report on Form 10-K for the year ended March 31, 2016, filed with the Commission on July 14, 2016.

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
101
The following BMB Munai, Inc. financial information for the periods ended June 30, 2016, formatted in XBRL (eXtensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements.
Attached

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

BMB MUNAI, INC.

Date: August 15, 2016	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date: August 15, 2016	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer