Form 10-Q
period 2016-09-30
BMB MUNAI INC
filed 2016-11-14
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
As of November 11, 2016, the registrant had 280,339,467 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1 – Unaudited Condensed Consolidated Financial Statements

BMB MUNAI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2016	March 31, 2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 139,551	$ 99,678
Restricted cash	8,533,566	8,533,566
Prepaid expenses	2,006	50,375

Total current assets	8,675,123	8,683,619

NON-CURRENT ASSETS
Fixed assets, net	3,752	5,431

Total non-current assets	3,752	5,431

TOTAL ASSETS	$ 8,678,875	$8,689,050

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 238,783	$ 50,229
Accrued payroll and other liabilities	7,131	-
State taxes payable	-	100
Deferred distribution payments	8,533,566	8,533,566

Total current liabilities	8,779,480	8,583,895

SHAREHOLDERS’ DEFICIT

Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 280,339,467 shares issued and outstanding as of September 30, 2016 and March 31, 2016, respectively	280,340	280,340
Additional paid in capital	585,448	455,448
Accumulated deficit	(966,393)	(630,633)

Total shareholders’ deficit	(100,605)	105,155

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$ 8,678,875	$8,689,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	September 30, 2016 (unaudited)	September 30, 2015 (unaudited)	September 30, 2016 (unaudited)	September 30, 2015 (unaudited)

REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Professional fees	41,048	67,447	198,563	155,045
General and administrative	44,570	64,957	137,494	127,239
Depreciation	839	894	1,679	1,679

Total operating expenses	86,457	133,298	337,736	283,963

LOSS FROM OPERATIONS	(86,457)	(133,298)	(337,736)	(283,963)

OTHER INCOME
Interest income, net	997	22	1,976	43

Total other income	997	22	1,976	43

LOSS BEFORE INCOME TAX	(85,460)	(133,276)	(335,760)	(283,920)

Income tax expense	-	(305)	-	(405)

NET LOSS	$ (85,460)	$ (133,581)	$ (335,760)	$ (284,325)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Weighted average shares outstanding	280,339,467	224,551,913	280,339,467	224,551,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	September 30, 2016 (unaudited)	September 30, 2015 (unaudited)
Cash flows from operating activities
Net loss	$ (335,760)	$ (284,325)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1,679	1,679
Changes in operating assets and liabilities:
Prepaid expenses	48,369	(2,115)
Accounts payable	188,554	515
Accrued payroll and other liabilities	7,131	(4,700)
State tax payable	(100)	-
Deferred tax payable	-	405

Net cash used in operating activities	(90,127)	(288,541)

Cash flows from investing activities
Purchase of fixed assets	-	(215)

Net cash used in investing activities	-	(215)

Cash flows from financing activities
Capital contributions	130,000	-

Net cash from financing activities	130,000	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	39,873	(288,756)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,633,244	402,718
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 8,673,117	$ 113,962

Supplemental disclosure of cash flows for:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ 100	$ -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

Note 1 – Description of Business

FFIN Securities, Inc. (“FFIN”) was incorporated in the state of Nevada on August 25, 2014, for the purpose of primarily serving brokerage clients referred from foreign brokerage firms under common ownership as part of a strategy to provide foreign customers with access to the U.S. securities markets. FFIN is currently determining whether to submit a new application to become a member of Financial Industry Regulatory Authority, Inc. (“FINRA”) and a licensed securities broker-dealer with the United States Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Currently we anticipate FFIN will submit a new application to FINRA, but there is no guarantee that it will do so. If FFIN determines to submit a new application for broker-dealer registration, we anticipate it would do so before March 31, 2017.

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

The Acquisition Agreement also provides, subject to the satisfaction of various closing conditions, for the possible acquisition by the Company of Mr. Turlov’s 100% equity interests in Investment Company Freedom Finance LLC, a Russian limited company (“Freedom RU”), and the securities brokerage and financial services business conducted by it in Russia, and its wholly owned subsidiary, Freedom Finance JSC, a Kazakhstan joint stock company (“Freedom KZ”), and the securities brokerage and financial services business conducted by it in Kazakhstan, and FFINEU Investments Limited, a Cyprus limited company (“Freedom CY”) and the securities brokerage and financial services business conducted by Freedom CY. Freedom RU, Freedom KZ, and Freedom CY and the securities brokerage and financial services businesses conducted by each of them, in each case, are collectively referred to herein as the “Freedom Companies” unless otherwise specifically indicated or as is otherwise contextually required.  The acquisition of the Freedom Companies is not contingent upon FFIN’s decision to pursue licensure to operate as a broker-dealer in the U.S. or whether FFIN is ultimately successful in becoming a U.S. registered broker-dealer in the event it elects to continue to pursue licensure.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business one year from September 30, 2016. The Company has incurred a loss since inception resulting in an accumulated deficit of $966,393 as of September 30, 2016, and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, capital contributions from Mr. Turlov and/or a private placement of Company common stock.

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

Accounting Principles

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC.  Accordingly, they are condensed and do not include all of the information and notes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Company’s most recent audited annual financial statements included in its annual report on Form 10-K filed with the SEC on July 14, 2016.  Operating results for the six-month period ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending March 31, 2017.

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

Revenue and Expense Recognition

Subject to compliance with regulatory requirements and the commencement of securities broker-dealer activities, revenues and expenses from all securities transactions will be recorded on the trade date of the transaction. The Company does not participate in any proprietary securities transactions. For the six months ended September 30, 2016 and 2015, the Company had not yet established an ongoing source of revenue sufficient to cover its operating costs as it determines whether to continue to pursue the application and licensure process to become a registered broker-dealer in the United States.

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

Advertising Expense

For the six months ended September 30, 2016 and 2015, the Company has had no expenses related to advertising. The Company does not anticipate engaging in any advertising activities in the United States for brokerage services until after regulatory approval is received. At that point all costs associated with advertising will be expensed in the period incurred.

Impairment of Long Lived Assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. As of September 30, 2016 and March 31, 2016, the Company had not recorded any charges for impairment of long-lived assets.

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

The Company will include interest and penalties arising from the underpayment of income taxes in the statement of operations in the provision for income taxes. As of September 30, 2016 and March 31, 2016, the Company had no accrued interest or penalties related to uncertain tax positions. Tax years that remain subject to examination are years 2012 through 2015.

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

Note 3 – Cash and Cash Equivalents

As of September 30, 2016 and March 31, 2016, the cash balance totaled $8,673,117 and $8,633,244, respectively.

The Company is exposed to concentrations of credit risk related to cash deposits.  The Company maintains cash at a financial institution where the total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to its limit.  At any given time, the Company’s cash balance may exceed the balance insured by the FDIC.  As of September 30, 2016 and March 31, 2016, $8,422,815 and $8,332,244, respectively, of the Company’s cash was in excess of FDIC limits.

As of September 30, 2016 and March 31, 2016, the cash balance included restricted cash in the amount of $8,533,566, respectively, which corresponds to the deferred distribution payments liability.

Note 4 – Shareholders’ Equity

Shareholder Distributions

Following the sale for cash in September 2011, of BMBM’s oil and gas assets in operations in Kazakhstan, BMBM distributed the net proceeds to its shareholders. As of September 30, 2016 and March 31, 2016, distributions aggregating $8,533,566, respectively, have not been completed to certain shareholders pending the completion of necessary documentation of such shareholders’ ownership of the stock on which the distribution is based.

Note 5 – Related Party Transactions

During the six months ended September 30, 2016, Mr. Turlov made a capital contribution of $130,000 to the Company.  At the time such contribution was made, Mr. Turlov was the Chief Executive Officer, Chairman of the board, and majority shareholder of the Company.

Note 6 – Lease Commitments

FFIN entered into a lease agreement on January 1, 2015, for office space that expires in 30 months. At September 30, 2016, the future minimum lease payments under the lease are as follows:

Lease commitments

Fiscal year ended March 31, 2017	$ 14,373
Fiscal year ended March 31, 2018	7,187
Total	$ 21,560

FFIN’s rent expense for its office space was $15,272 and $13,950, for the six months ended September 30, 2016 and 2015, respectively.

BMBM leases office space on a month-to-month basis for $250 per month.

Note 7 – Commitments and Contingent Liabilities

The Company had the following significant commitments and contingencies as of September 30, 2016:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Initial cash distribution payable(1)	$ 6,620,623	$ 6,620,623(2)	$ -	$ -	$ -
Second cash distribution payable(1)	1,912,943	1,912,943(2)	-	-	-
Office lease(3)	21,560	14,373	7,187	-	-
TOTAL	$ 8,555,126	$ 8,547,939	$ 7,187	$ -	$ -

(1)	See Note 4 – Shareholders’ Equity for additional information regarding the initial cash distribution payable and the second cash distribution payable.
(2)
These distributions are currently payable, subject to the entitled shareholders completing and submitting to the Company the necessary documentation to claim his, her or its distribution payments.  The Company has no control over when, or if, an entitled shareholder will submit the necessary documentation to claim his, her, or its distribution payment.

(3)	FFIN entered into a lease agreement on January 1, 2015, for office space that expires in June 2017.

Note 8 – Subsequent Events

The Company evaluated all material events and transactions that occurred after September 30, 2016 through November 14, 2016, the date these financial statements were available to be issued.  During this period the Company did not have any material recognizable subsequent events, except as described below.

On November 7, 2016, Mr. Turlov made a $70,000 capital contribution to the Company.

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

FFIN is currently determining whether to submit a new application to FINRA to reapply to become a FINRA member and to become a licensed securities broker-dealer with the SEC and the appropriate timing to make a new application is one is submitted.  If FFIN determines to reapply for broker-dealer registration, it would also be required to comply with the state securities licensure requirements.

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

We may abandon the acquisition of either Freedom RU or Freedom CY if it is not completed by December 31, 2016.  If we do not complete either of such acquisitions, and if  FFIN determines to reapply for and is approved to become a registered securities broker-dealer in the United States and satisfies applicable regulatory requirements, FFIN may nevertheless execute securities transactions of the customers of such Freedom Companies not acquired under introducing, execution, clearing, and settlement arrangements common in the securities industry and at competitive rates.  The Acquisition Agreement does not grant to us any right or remedy to rescind our acquisition of FFIN if we do not complete the acquisition of the Freedom Companies because of their failure to provide required audited financial statements, to obtain required governmental approvals to effect transfer to us, or to meet other pre-closing conditions.

Results of Operations

This discussion summarizes the significant factors affecting our results of operations, financial condition, and liquidity and capital resources during the three and six months ended September 30, 2016 and 2015.  This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements accompanying this report.

Three months ended September 30, 2016, compared to the three months ended September 30, 2015

Revenue

We did not generate any revenue during the three months ended September 30, 2016 or 2015.

Expenses

Operating Expenses.  During the three months ended September 30, 2016, operating expenses totaled $86,457 compared to operating expenses of $133,298 during three months ended September 30, 2015. The decrease was primarily attributable to a $26,399 decrease in professional fees resulting from decreased legal fees in connection with the broker-dealer application process, and a $20,387 decrease in general and administrative expenses, due to lower payroll and general office expenses.

Loss from Operations.  During the three months ended September 30, 2016, we recognized a loss from operations of $86,457, compared to a loss from operations of $133,298 during the three months ended September 30, 2015. This decrease in loss from operations during the three months ended September 30, 2016, was the result of the decreases in professional fees and general and administrative expenses described above.

Total Other Income.  During the three months ended September 30, 2016, we recognized total other income of $997, compared to total other income of $22 during the three months ended September 30, 2015.  The increase resulted from higher interest income on our cash balances.

Net Loss.  For the reasons discussed above, during the three months ended September 30, 2016, we realized a net loss of $85,460 compared to a net loss of $133,581 for the three months ended September 30, 2015.  Because we have no revenue, we expect to continue to realize net losses in upcoming fiscal periods until we start generating revenue from our planned business activities.

Six months ended September 30, 2016, compared to the three months ended September 30, 2015

Revenue

We did not generate any revenue during the six months ended September 30, 2016 or 2015.

Expenses

Operating Expenses.  During the six months ended September 30, 2016, operating expenses totaled $337,736 compared to operating expenses of $283,963 during six months ended September 30, 2015. The increase was primarily attributable to a $43,518 increase in professional fees resulting from increased legal and audit fees in connection with the transactions contemplated in the Acquisition Agreement and a $10,255 increase in general and administrative expenses, due to higher payroll and general office expenses.

Loss from Operations.  During the six months ended September 30, 2016, we recognized a loss from operations of $337,736, compared to a loss from operations of $283,963 during the six months ended September 30, 2015. This increase in loss from operations during the six months ended September 30, 2016, was the result of the increases in professional fees and general and administrative expenses described above.

Total Other Income.  During the six months ended September 30, 2016, we recognized total other income of $1,976, compared to total other income of $43 during the six months ended September 30, 2015.  The increase resulted from higher interest income on our cash balances.

Net Loss.  For the reasons discussed above, during the six months ended September 30, 2016, we realized a net loss of $335,760 compared to a net loss of $284,325 for the six months ended September 30, 2015.  Because we have no revenue, we expect to continue to realize net losses in upcoming fiscal periods until we start generating revenue from our planned business activities.

Cash Flows

During the six months ended September 30, 2016, cash was primarily used to pay for current expenses.  See below for additional discussion and analysis of cash flow.

	Six months ended September 30, 2016	Six months ended September 30, 2015

Net cash used in operating activities	$ (90,127)	$ (288,541)
Net cash used in investing activities	-	(215)
Net cash provided by financing activities	130,000	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ 39,873	$ (288,756)

Net cash used in operating activities during the six months ended September 30, 2016, was lower compared to the six months ended September 30, 2015, primarily as a result of a $188,554 increase in accounts payable, which was only partially offset by a $51,435 increase in net loss and a $48,369 decrease in prepaid expenses.

During the six months ended September 30, 2016, net cash provided by financing activities was $130,000 compared to $0 during the six months ended September 30, 2015.  All funds provided by financing activities resulted from capital contributions to the Company by Mr. Turlov.

Our principal source of liquidity during the six months ended September 30, 2016 and 2015, was cash and cash equivalents. At September 30, 2016, unrestricted cash and cash equivalents totaled $139,551 compared to $99,678 at March 31, 2016.

Contractual Obligations and Contingencies

See Note 7 - Commitments and Contingent Liabilities for information regarding our significant contractual obligations and contingencies at September 30, 2016.

Off-Balance Sheet Financing Arrangements

As of September 30, 2016, we had no off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the 2013 framework of the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in timely alerting them to information required to be included in the Company’s periodic filings with the Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following BMB Munai, Inc. financial information for the periods ended September 30, 2016, formatted in XBRL (eXtensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements.
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

BMB MUNAI, INC.

Date:November 14, 2016	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date:November 14, 2016	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer