Form 10-Q
period 2016-12-31
BMB MUNAI INC
filed 2017-02-14
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016

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

As of February 13, 2017, the registrant had 280,339,467 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1 - Unaudited Condensed Consolidated Financial Statements

BMB MUNAI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	December 31, 2016	March 31, 2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,586	$99,678
Restricted cash	8,533,566	8,533,566
Prepaid expenses	935	50,375

Total current assets	8,548,087	8,683,619

NON-CURRENT ASSETS
Fixed assets, net	2,923	5,431

Total non-current assets	2,923	5,431

TOTAL ASSETS	$8,551,010	$8,689,050

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$145,826	$50,229
Accrued payroll and other liabilities	1,691	-
State taxes payable	-	100
Deferred distribution payments	8,533,566	8,533,566

Total current liabilities	8,681,083	8,583,895

SHAREHOLDERS’ DEFICIT

Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 280,339,467 shares issued and outstanding as of December 31, 2016 and March 31, 2016, respectively	280,340	280,340

Additional paid in capital	655,448	455,448
Accumulated deficit	(1,065,861)	(630,633)

Total shareholders’ deficit	(130,073)	105,155

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$8,551,010	$8,689,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	December 31, 2016 (unaudited)	December 31, 2015 (unaudited)	December 31, 2016 (unaudited)	December 31, 2015 (unaudited)

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	55,470	40,360	254,032	195,405
General and administrative	44,165	61,449	181,659	188,688
Depreciation	828	786	2,508	2,465

Total operating expenses	100,463	102,595	438,199	386,558

LOSS FROM OPERATIONS	(100,463)	(102,595)	(438,199)	(386,558)

OTHER INCOME
Interest income, net	995	575	2,971	618

Total other income	995	575	2,971	618

LOSS BEFORE INCOME TAX	(99,468)	(102,020)	(435,228)	(385,940)

Income tax expense	-	(2,888)	-	(3,293)

NET LOSS	$(99,468)	$(104,908)	$(435,228)	$(389,233)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00
Weighted average shares outstanding	280,339,467	247,594,598	280,339,467	232,260,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	December 31, 2016 (unaudited)	December 31 2015 (unaudited)
Cash flows from operating activities
Net loss	$(435,228)	$(389,233)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	2,508	2,465
Deferred taxes	-	3,293
Changes in operating assets and liabilities:
Employee receivables	-	1,300
Prepaid expenses	49,440	476
Accounts payable	95,597	(17,358)
Accrued payroll and other liabilities	1,691	(4,700)
State tax payable	(100)	-

Net cash used in operating activities	(286,092)	(403,757)

Cash flows from investing activities
Purchase of fixed assets	-	(198)
Cash resulting from acquisition of BMB Munai, Inc.	-	8,586,822

Net cash from investing activities	-	8,586,624

Cash flows from financing activities
Capital contributions	200,000	50,000

Net cash from financing activities	200,000	50,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(86,092)	8,232,867
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,633,244	402,718
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,547,152	$8,635,585

Supplemental disclosure of cash flows for:
Cash paid for interest	$-	$-
Cash paid for income taxes	$100	$-

Non-cash investing and financing:
Assumption of liabilities in connection with acquisition	$-	$8,675,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

The Acquisition Agreement also provides, subject to the satisfaction of various closing conditions, for the possible acquisition by the Company of Mr. Turlov’s 100% equity interests in Investment Company Freedom Finance LLC, a Russian limited company (“Freedom RU”), and the securities brokerage, financial services and banking business conducted by it in Russia, and its wholly owned subsidiary, Freedom Finance JSC, a Kazakhstan joint stock company (“Freedom KZ”), and the securities brokerage and financial services business conducted by it in Kazakhstan, and FFINEU Investments Limited, a Cyprus limited company (“Freedom CY”) and the securities brokerage and financial services business conducted by Freedom CY. Freedom RU, Freedom KZ, and Freedom CY and the businesses conducted by each of them, in each case, are collectively referred to herein as the “Freedom Companies” unless otherwise specifically indicated or as is otherwise contextually required. The acquisition of the Freedom Companies is not contingent upon FFIN’s decision to pursue licensure to operate as a broker-dealer in the U.S. or whether FFIN is ultimately successful in becoming a U.S. registered broker-dealer.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business one year from February 14, 2017. The Company currently has no revenue generating activities and has incurred losses since inception, resulting in an accumulated deficit of $1,065,861 as of December 31, 2016. Until the Company closes the acquisition of at least one of the Freedom Companies, or elects to and is successful in obtaining regulatory approval and commence operations as a licensed broker/dealer in the United States, further losses are anticipated. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company closing the acquisition of at least one of the Freedom Companies, which the Company believes will lead to generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, capital contributions from Mr. Turlov and/or a private placement of Company common stock. There is no guarantee that the Company will be able to raise any capital through any type of offering or to receive additional capital contributions from Mr. Turlov.

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
DECEMBER 31, 2016

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements present the consolidated results of FFIN Securities, Inc., including the results of its parent, BMB Munai, Inc., starting November 24, 2015. All significant inter-company balances and transactions have been eliminated from the consolidated financial statements.

Accounting Principles

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they are condensed and do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Company’s most recent audited annual financial statements included in its annual report on Form 10-K filed with the SEC on July 14, 2016. Operating results for the nine-month period ended December 31, 2016, are not necessarily indicative of the results that may be expected for the year ending March 31, 2017.

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

Revenue and Expense Recognition
Subject to compliance with regulatory requirements and the commencement of securities broker-dealer activities, revenues and expenses from all securities transactions will be recorded on the trade date of the transaction. The Company does not participate in any proprietary securities transactions. For the nine months ended December 31, 2016 and 2015, the Company had not yet established an ongoing source of revenue sufficient to cover its operating costs as it determines whether to continue to pursue the application and licensure process to become a registered broker-dealer in the United States.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

Advertising Expense

For the nine months ended December 31, 2016 and 2015, the Company has had no expenses related to advertising. The Company does not anticipate engaging in any advertising activities in the United States for brokerage services until licensure is applied for and regulatory approval is received. At that point all costs associated with advertising will be expensed in the period incurred.

Impairment of Long Lived Assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. As of December 31, 2016 and March 31, 2016, the Company had not recorded any charges for impairment of long-lived assets.

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
DECEMBER 31, 2016

Income tax expense differs from amounts that would be calculated by applying the federal statutory rate because of the federal surtax, state income tax rates, certain nondeductible expenses, and net operating loss carrybacks, if any.

The Company will include interest and penalties arising from the underpayment of income taxes in the statement of operations in the provision for income taxes. As of December 31, 2016 and March 31, 2016, the Company had no accrued interest or penalties related to uncertain tax positions. Tax years that remain subject to examination are years 2012 forward.

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
DECEMBER 31, 2016

To meet these objectives, the FASB is amending the FASB Accounting Standards Codification (ASC) and creating a new Topic 606, “Revenue from Contracts with Customers.” The Company will be evaluating the impact of ASU 2014-09 as it pertains to the Company’s financial statements and other required disclosures on an ongoing basis until its eventual adoption and incorporation.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this update define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under US GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. This update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective for the Company beginning in the first quarter of 2017. Early application is permitted. The Company adopted this standard during the period ended December 31, 2016, applying it prospectively. Adoption of this amendment did not have a significant impact on the Company’s results of operations or financial position.

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
DECEMBER 31, 2016

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash.” This ASU requires require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Note 3 – Cash and Cash Equivalents

As of December 31, 2016 and March 31, 2016, the cash balance totaled $8,547,152 and $8,633,244, respectively.

The Company is exposed to concentrations of credit risk related to cash deposits. The Company maintains cash at a financial institution where the total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to its limit. At any given time, the Company’s cash balance may exceed the balance insured by the FDIC. As of December 31, 2016 and March 31, 2016, $8,347,987 and $8,332,244, respectively, of the Company’s cash was in excess of FDIC limits.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

As of December 31, 2016 and March 31, 2016, the cash balance included restricted cash in the amount of $8,533,566, respectively, which corresponds to the deferred distribution payments liability.

Note 4 – Shareholders’ Equity

Shareholder Distributions

Following the sale for cash in September 2011, of BMBM’s oil and gas assets in operations in Kazakhstan, BMBM distributed the net proceeds to its shareholders. As of December 31, 2016 and March 31, 2016, distributions aggregating $8,533,566, respectively, have not been distributed to certain shareholders pending the completion of necessary documentation of such shareholders’ ownership of the stock on which the distribution is based.

Note 5 – Related Party Transactions

During the nine months ended December 31, 2016, Mr. Turlov made capital contributions of $200,000 to the Company. At the time such contributions were made, Mr. Turlov was the Chief Executive Officer, Chairman of the board, and majority shareholder of the Company.

Note 6 – Lease Commitments

FFIN entered into a 30-month lease agreement on January 1, 2015, for office space. At December 31, 2016, the future minimum lease payments under the lease are as follows:

Lease commitments

Fiscal year ending March 31, 2017	$7,187
Fiscal year ending March 31, 2018	7,187
Total	$14,374

FFIN’s rent expense for its office space was $22,457 and $21,925, for the nine months ended December 31, 2016 and 2015, respectively.

BMB MUNAI, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

BMBM leases office space on a month-to-month basis for $250 per month.

Note 7 – Commitments and Contingent Liabilities

The Company had the following significant commitments and contingencies as of December 31, 2016:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Initial cash distribution payable(1)	$6,620,623	$6,620,623(2)	$-	$-	$-
Second cash distribution payable(1)	1,912,943	1,912,943(2)	-	-	-
Office lease(3)	14,374	14,374	-	-	-
TOTAL	$8,547,940	$8,547,940	$-	$-	$-

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

Note 8 – Subsequent Events

The Company evaluated all material events and transactions that occurred after December 31, 2016 through February 14, 2017, the date these financial statements were available to be issued. During this period the Company did not have any material recognizable subsequent events, except as described below.

On January 9, 2017, Mr. Turlov made a $70,000 capital contribution to the Company.

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

Special Note About Forward-Looking Information

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) such as statements relating to our anticipated revenues, estimates used in the preparation of our financial statements, future performance and operations, capital spending, sources of liquidity, and financing sources. Forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These forward-looking statements can sometimes be recognized by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project”, “plan,” and similar expressions. Such statements are subject to known and unknown risks, uncertainties, and other factors, including the meaningful and important risks and uncertainties discussed in this report. These forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management. These statements include, among other things:

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

●
our ability to obtain funding while we continue to work to close the acquisitions and pursue revenue generating activities;

●
the determination of our subsidiary whether to pursue FINRA membership and licensure with the SEC and state securities authorities to transact business as a registered securities broker-dealer in the United States;

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

The Acquisition Agreement provides, subject to the satisfaction of various closing conditions, for the possible acquisition by us of Mr. Turlov’s 100% equity interests in Investment Company Freedom Finance LLC, a Russian limited company (“Freedom RU”), Freedom RU’s wholly owned subsidiary, Freedom Finance JSC, a Kazakhstan joint stock company (“Freedom KZ”), FFINEU Investments Limited, a Cyprus limited company (“Freedom CY”) (collectively, the “Freedom Companies”), and the securities brokerage, financial services and banking businesses conducted by them. We believe the Freedom Companies serve an emerging capitalistic and investing segment of the economies of Russia and Kazakhstan that is interested in saving, investing, and diversifying risk through foreign investment. Under the existing regulatory regimes in Russia and Kazakhstan, Freedom RU and Freedom KZ are limited in their ability to grant their customers access to the U.S. securities markets.

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

FFIN is currently determining whether to submit a new application to FINRA to become a FINRA member and to become a licensed securities broker-dealer with the SEC and the appropriate timing to make a new application if one is submitted. If FFIN determines to apply for broker-dealer registration, it would also be required to comply with the state securities licensure requirements.

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

The Acquisition Agreement provides that we may abandon the acquisition of either Freedom RU or Freedom CY if satisfaction of any of the closing conditions by December 31, 2016, or such later date as the parties agree, becomes impossible. We do not believe the closing conditions are currently impossible to satisfy and we continue to work with Freedom RU and Freedom CY to close. The Acquisition Agreement does not grant to us any right or remedy to rescind our acquisition of FFIN if we do not complete the acquisition of the Freedom Companies because of their failure to provide required audited financial statements, to obtain required governmental approvals to effect transfer to us, or to meet other pre-closing conditions.

Results of Operations

This discussion summarizes the significant factors affecting our results of operations, financial condition, and liquidity and capital resources during the three and nine months ended December 31, 2016 and 2015. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements accompanying this report.

Three months ended December 31, 2016, compared to the three months ended December 31, 2015.

Revenue

We did not generate any revenue during the three months ended December 31, 2016 or 2015.

Expenses

Operating Expenses. During the three months ended December 31, 2016, operating expenses totaled $100,463 compared to operating expenses of $102,595 during three months ended December 31, 2015. The decrease was primarily attributable to a $17,284 decrease in general and administrative expenses, due to lower payroll and general office expenses, which was partially offset by a $15,110 increase in professional fees due to additional accounting and audit services.

Loss from Operations. During the three months ended December 31, 2016, we recognized a loss from operations of $100,463, compared to a loss from operations of $102,595 during the three months ended December 31, 2015. This decrease in loss from operations during the three months ended December 31, 2016, resulted because decreases in general and administrative expenses outpaced increases in professional fees, as described above.

Total Other Income. During the three months ended December 31, 2016, we recognized total other income of $995, compared to total other income of $575 during the three months ended December 31, 2015. The increase resulted from higher interest income on our cash balances.

Net Loss. For the reasons discussed above, during the three months ended December 31, 2016, we realized a net loss of $99,468 compared to a net loss of $104,908 for the three months ended December 31, 2015. Because we have no revenue, we expect to continue to realize net losses in upcoming fiscal periods until we are able to complete the acquisitions of the Freedom Companies or otherwise start generating revenue from our planned business activities.

Nine months ended December 31, 2016, compared to the nine months ended December 31, 2015.

Revenue

We did not generate any revenue during the nine months ended December 31, 2016 or 2015.

Expenses

Operating Expenses. During the nine months ended December 31, 2016, operating expenses totaled $438,199 compared to operating expenses of $386,558 during nine months ended December 31, 2015. The increase was primarily attributable to a $58,628 increase in professional fees resulting from increased legal and audit fees in connection with the transactions contemplated in the Acquisition Agreement, this was partially offset by a $7,030 decrease in general and administrative expenses, due to lower payroll and general office expenses.

Loss from Operations. During the nine months ended December 31, 2016, we recognized a loss from operations of $438,199, compared to a loss from operations of $386,558 during the nine months ended December 31, 2015, for the reasons described in the preceding paragraph.

Total Other Income. During the nine months ended December 31, 2016, we recognized total other income of $2,971, compared to total other income of $618 during the nine months ended December 31, 2015. The increase resulted from higher interest income on our cash balances.

Net Loss. For the reasons discussed above, during the nine months ended December 31, 2016, we realized a net loss of $435,228 compared to a net loss of $389,233 for the nine months ended December 31, 2015. Because we have no revenue, we expect to continue to realize net losses in upcoming fiscal periods until we close the acquisitions of the Freedom Companies or otherwise start generating revenue from our planned business activities.

Liquidity and Capital Resources

Our principal source of liquidity during the nine months ended December 31, 2016, was principally capital contributions from Mr. Turlov. As of December 31, 2016, we had cash and cash equivalents of $13,586, compared to cash and cash equivalents of $99,678, at March 31, 2016.  At December 31, 2016, we had total current assets (less restricted cash) of $14,521, and total current liabilities (less deferred distribution payment) of $147,517, resulting in a working capital deficit of $132,996.

Our ability to continue as a going concern is dependent upon, among other things, our ability to generate revenues.  We are currently generating net losses and we do not anticipate generating revenue until (i) the closing conditions necessary to complete the acquisitions of some or all of the Freedom Companies are satisfied and the acquisitions are completed, (ii) FFIN determines to pursue FINRA membership and successfully satisfies the regulatory requirements to operate as a securities broker-dealer in the United States and commences business operations, or (iii) we elect to and are successful in pursuing other business opportunities.  We cannot assure that the closing conditions necessary to complete the acquisitions of some or all of the Freedom Companies will be satisfied and the acquisitions completed, that FFIN will elect to pursue and be successful in satisfying the regulatory requirements to commence operations as a securities broker-dealer in the United States, or that we will elect to pursue or be successful in pursuing some other business opportunity.

If our existing cash assets are insufficient to satisfy our expenses as we continue our efforts, we may need to seek additional funding.  For the nine months ended December 31, 2016, Mr. Turlov had provided capital contributions to us totaling $200,000, and in January 2017, Mr. Turlov provided us an additional capital contribution of $70,000.  Mr. Turlov is under no obligation to provide additional funding to us, and we currently have no guarantee additional funding will be available to us, or if it is, that such funding will be available to us on acceptable terms.  Uncertainty as to the outcome of these factors raises substantial doubt about our ability to continue as a going concern.

Cash Flows

During the nine months ended December 31, 2016 and December 31, 2015, cash was primarily used to pay for current expenses. See below for additional discussion and analysis of cash flow.

	Nine months ended December 31, 2016	Nine months ended December 31, 2015

Net cash used in operating activities	$(286,092)	$(403,757)
Net cash from investing activities	-	8,586,624
Net cash provided by financing activities	200,000	50,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(86,092)	$8,232,867

Net cash used in operating activities during the nine months ended December 31, 2016, was lower compared to the nine months ended December 31, 2015, primarily as a result of a $49,440 decrease in prepaid expenses and $95,597 increase in accounts payable, which was partially offset by a $45,995 increase in net loss.

During the nine months ended December 31, 2015, investing activities provided $8,586,624, as a result of cash acquired in connection with the Acquisition Agreement.  Of this amount, $8,533,566 is held as restricted cash for distribution to shareholders who have not yet claimed their distributions pursuant to the first and second stockholder distributions as reflected in the table of Contractual Obligations and Contingencies below.  During the nine months ended December 31, 2016, we realized no cash from investing activities.
During the nine months ended December 31, 2016, net cash provided by financing activities was $200,000 compared to $50,000 during the nine months ended December 31, 2015. All funds provided by financing activities resulted from capital contributions to the Company by Mr. Turlov.
Contractual Obligations and Contingencies

See Note 7 - Commitments and Contingent Liabilities for information regarding our significant contractual obligations and contingencies at December 31, 2016.

Off-Balance Sheet Financing Arrangements

As of December 31, 2016, we had no off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the 2013 framework of the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in timely alerting them to information required to be included in the Company’s periodic filings with the Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following BMB Munai, Inc. financial information for the periods ended December 31, 2016, formatted in XBRL (eXtensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements.
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

BMB MUNAI, INC.

Date:	February 14, 2017	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date:	February 14, 2017	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer