Form 10-K
period 2017-03-31
BMB MUNAI INC
filed 2017-06-30
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission File Number 001-33034

BMB MUNAI, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0233726
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Office 1704, 4B Building “Nurly Tau” BC 17 Al Farabi Ave
Almaty, Kazakhstan	050059
(Address of principal executive offices)	(Zip Code)

+7 727 311 10 64
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
☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                         Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)                   Smaller reporting company ☑
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter computed by reference to the average bid and asked price for such common equity was $228,339.

As of June 29, 2017, the registrant had 490,000,000 shares of common stock, par value $0.001, outstanding.

Documents Incorporated by Reference: None

BMB MUNAI, INC.

Unless otherwise specifically indicated or as is otherwise contextually required, references herein to the “Company”, “we”, “our” or “us” means BMB Munai, Inc, a Nevada corporation and its wholly-owned subsidiary FFIN Securities, Inc. Unless otherwise specifically indicated or as is otherwise contextually required, references herein to the “Freedom Companies” means LLC IC Freedom Finance, including its wholly owned subsidiaries, JSC Freedom Finance, LLC FFIN Bank, LLC First Stock Store, Branch Office of LLC IC Freedom Finance in Kazakhstan. Unless otherwise indicated by the context all dollar amounts stated in this annual report on Form 10-K are in U.S. dollars.

Special Note about Forward-Looking Information

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to statements relating to our anticipated revenues, gross margin and operating results, estimates used in the preparation of our financial statements, future performance and operations, ability to obtain and maintain required approvals and licenses to pursue our operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. Forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These forward-looking statements can sometimes be recognized by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions. Such statements are subject to known and unknown risks, uncertainties, and other factors, including the meaningful and important risks and uncertainties discussed in this report. These forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management. These statements include, among other things:

●
the ability of the Freedom Companies to comply with the extensive and pervasive regulatory requirements in the various jurisdictions where they may operate;

●
volatility of the capital markets and in economic conditions generally;

●
the ability of FFINEU Investments Limited, a Cyprus limited company (“Freedom CY”) to obtain necessary regulatory approvals to maintain their foreign licensing in connection with the transfer of ownership from the current owner to us;

●
the ability of Freedom CY to maintain a satisfactory clearing arrangement in the U.S. with a qualified clearing firm with necessary licenses and clearing relationships;

●
the ability of the Freedom Companies to attract and retain key management and other properly licensed and experienced personnel to satisfy applicable regulatory standards;

●
the ability of the Freedom Companies to profitably invest their own funds;

●
possible lack of interest by foreign investors to invest in securities of U.S. publicly traded companies;

●
the financial performance of the Freedom Companies; and

●
the other factors contained in the section entitled “Risk Factors” in Part I, Item 1A, this report.

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

PART I

Item 1.
Business

Overview

BMB Munai, Inc. (“BMBM”) is a Nevada corporation that originally incorporated in the State of Utah in 1981. From 2003 to 2011, BMBM’s business activities focused on oil and natural gas exploration and production in the Republic of Kazakhstan. In September 2011, BMBM sold all of its right, title, and interest in and to its oil and gas licenses and licensed territory to an independent third party for cash of about $170 million. The proceeds of the sale were used to, among other things, repay outstanding obligations, satisfy certain post-closing undertakings, meet ongoing expenses, and make two separate cash distributions totaling approximately $74,750,000 to its stockholders.

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

Pursuant to the Acquisition Agreement, BMBM acquired FFIN Securities, Inc., a Nevada corporation, (“FFIN”) from Mr. Turlov in exchange for 224,551,913 shares of BMBM common stock, which constituted approximately 80.1% of BMBM’s outstanding common stock after giving effect to the transaction. FFIN was established to serve primarily foreign clients referred from LLC IC Freedom Finance, a Russian limited company (“Freedom RU”) and its wholly owned subsidiary JSC Freedom Finance, a Kazakhstan joint stock company (“Freedom KZ”) as part of a strategy to provide these clients with access to the U.S. securities markets through a single integrated financial services firm.

In December 2015, FFIN applied to become a member of FINRA and a licensed securities broker-dealer with United States Securities and Exchange Commission (“SEC”). This application was subsequently withdrawn in 2016. Through the date of this report, FFIN has not resubmitted its new membership application to FINRA. We continue to believe licensure as a securities broker-dealer in the U.S. may be a valuable component of our business strategy and we continue to evaluate the cost benefit, likelihood of success and appropriate timing of another application, or to otherwise become a licensed securities broker-dealer in the U.S.

On June 29, 2017, BMBM closed the acquisition of Freedom RU. The acquisition of Freedom RU included the securities brokerage and financial services business conducted by it in Russia, along with its wholly owned subsidiaries: Freedom KZ, and the securities brokerage and financial services business conducted by it in Kazakhstan; LLC FFIN Bank, a Russian limited company (“FFIN Bank”), and the banking business conducted by it in Russia, LLC First Stock Sale, a Russian limited company (“FSS”), and the online securities marketplace it provides to Russian investors, and Branch Office of IC LLC Freedom Finance in Kazakhstan, a Kazakhstan limited liability company, (“KZ Branch”) organized to serve as the representative office of Freedom RU in Kazakhstan.

Pursuant to the terms of the Acquisition Agreement, BMBM previously agreed to issue to Mr. Turlov 13% of its issued and outstanding common stock for his 100% interest in Freedom RU. As BMBM had insufficient authorized but unissued common stock to deliver the full agreed upon consideration to Mr. Turlov at the closing of the acquisition of Freedom RU, as an accommodation to facilitate the closing, Mr. Turlov agreed to accept a partial issuance of 209,660,533 shares of BMBM’s common stock and to defer issuance of the balance of the shares agreed to until such time as we complete a reverse stock split and recapitalization, to provide sufficient additional shares to issue him the percentage agreed in the Acquisition Agreement.

We continue to make progress in our efforts to close the acquisition of FFINEU Investments Limited, a Cyprus limited company, (“Freedom CY”), and the securities brokerage and financial services business conducted by it in Cyprus. We continue to work with the Cypress Securities and Exchange Commission (“CySEC”) to obtain the necessary regulatory approvals to transfer ownership of Freedom CY to BMBM. At this time we cannot predict with certainty if and/or when the required regulatory approvals will be granted.

Recapitalization

We are authorized to issue 500,000,000 shares of common stock. Pursuant to the Acquisition Agreement, BMBM agreed to issue sufficient shares to Mr. Turlov such that following the acquisitions of FFIN, Freedom RU and Freedom CY, Mr. Turlov will own approximately 95% of the issued and outstanding common stock of BMBM, which together with our currently outstanding stock, would exceed our authorized common stock. As we had insufficient unissued authorized common stock to deliver the full agreed upon consideration to Mr. Turlov at the closing of the Freedom RU acquisition, as an accommodation to facilitate the closing, Mr. Turlov agreed to accept a partial issuance of 209,660,533 shares of BMBM common stock, and to defer issuance of the balance of the shares agreed to until such time as we can complete a reverse stock split and recapitalization so we have sufficient additional shares to issue him the percentage agreed in the Acquisition Agreement. We will also need shares to complete the acquisition of Freedom CY when the required regulatory approvals to transfer ownership to BMBM are received. After giving effect to the acquisitions of FFIN, Freedom RU and Freedom CY, Mr. Turlov will own up to approximately 95% of our post-reverse split shares then issued and outstanding.

Our Business

We believe the Freedom Companies serve an emerging capitalistic and investing segment of the economies of Russia and Kazakhstan that is interested in saving, investing, and diversifying risk through foreign investment. Under the existing regulatory regimes in Russia and Kazakhstan, Freedom RU and Freedom KZ are limited in their ability to grant their customers access to the U.S. securities markets. Currently, many of the customers of Freedom RU and Freedom KZ access the U.S. securities markets through Freedom CY.

The Freedom Companies are seeking a sustainable, long-term strategy to allow our customer base in Russia and Kazakhstan to participate in the U.S. markets because of what we perceive to be the growing disfavor of omnibus clearing accounts for foreign financial institutions among regulators and U.S. financial institutions as well as customer concerns that the Freedom Companies expose them to attendant political, regulatory, currency, banking, and economic risks and uncertainties in their respective countries of operation.

The Freedom Companies

Since the organization of Freedom RU in 2010 and the acquisitions of Freedom KZ, FFIN Bank and FSS, they have serviced a growing customer base with increasing amounts invested. Freedom RU and Freedom KZ together have approximately 33,000 total customer accounts. FFIN Bank has approximately 400 total active customer accounts, with total deposits of approximately $3.5 million. The customers of the Freedom RU and Freedom KZ typically execute approximately 25,000 transactions per month, with an aggregate transaction value of approximately $1 billion. The customers of Freedom RU and Freedom KZ range from retail traders that frequently execute large transactions to relatively small, inactive accounts that hold securities positions long-term. In the preceding year, approximately 80% or more of the aggregate trading dollar volume was generated by about two dozen margin day traders. The Freedom RU and Freedom KZ customers principally invest in exchange-traded securities. The customers of FFIN Bank are generally individuals. Approximately 77% of the FFIN Bank customers are also Freedom RU customers.

For the fiscal years ended March 31, 2017 and 2016, Freedom RU and its subsidiaries together had consolidated profits of approximately $7.3 million and $9.2 million, respectively on revenues of about $19.4 million and $17.3 million, respectively. As of March 31, 2017 and 2016, the consolidated total assets of the Freedom RU were approximately $111.7 million and $39.1 million. Collectively, Freedom RU employs approximately 130 people in Russia and 140 people in Kazakhstan.

In recent years, Freedom RU has pursued an aggressive growth strategy both in terms of customer acquisition and business acquisitions. We anticipate this will continue as we seek to expand the footprint of our brokerage, banking and financial services business in Russia, Kazakhstan and other markets.

Freedom RU

Freedom RU provides financial services in the Russian Federation in accordance with the Russian government’s open-ended licenses for brokerage, dealer, and depository operations and for activities in securities management. The Federal Financial Markets Service of Russia and the Central Bank of the Russian Federation provide governmental regulation of company operations and the protection of the interests of its customers.

Freedom KZ

Freedom RU acquired Freedom KZ in 2013 from unrelated parties. When Mr. Turlov acquired Freedom KZ, it was controlled by Korean nationals and principally facilitated Korean investment in Kazakhstan. Freedom KZ provides professional services in the capital markets. Since 2006, Freedom KZ has been a professional participant of the Kazakhstan Stock Exchange, which enables it to manage investment portfolios for its clients. Freedom KZ is regulated by the Committee for the Control and Supervision of the Financial Market and Financial Organizations of the National Bank of the Republic of Kazakhstan.

FFIN Bank

FFIN Bank was acquired by Freedom RU in April 2016. FFIN Bank has a license issued by the Central Bank of the Russian Federation for execution of banking operations in rubles and foreign currencies for individuals and legal entities and is regulated by the Central Bank. In accordance with federal law in Russia, the Deposit Insurance Agency of Russia insures 100% of deposits of individuals up to 1.4 million Russian rubles. FFIN Bank derives revenue from providing banking services, including money transfers, foreign currency exchange operations, interbank lending and deposits. Currently, FFIN Bank’s operation is focused on servicing the Group’s brokerage customers. FFIN Bank is an authorized Visa/MasterCard issuer, and has introduced internet banking and mobile applications for Android/iOS for companies and individuals. In addition FFIN Bank has completed development of several investment and structured banking products (insured deposits with option feature and currency risk hedging products.) We anticipate FFIN Bank will continue to expand the banking services it provides to the customers of FFIN bank and Freedom RU. We also anticipate geographical expansion of FFIN Bank to complement Freedom RU locations.

First Stock Store

FSS was launched to be the first online securities marketplace for retail customers in Russia. FSS was launched to attract new brokerage clients for Freedom RU by providing a medium for individual investors to buy and sell securities traded on the Russian and US stock exchanges. We consider FSS to currently be one of the most dynamic fin tech projects in the Russian Federation. With the addition of the FSS project, Freedom RU is currently adding approximately 600 customer accounts each month.

KZ Branch

KZ Branch serves as the representative office of Freedom RU in Kazakhstan.

Freedom CY

Freedom CY was organized in August 2013 and completed its regulatory licensing in May 2015. In 2016 Freedom CY activated its licenses to receive, transmit and execute customer orders, establish custodial accounts, engage in foreign currency exchange services and margin lending. Freedom CY is in the process of obtaining its dealer license to trade its own investment portfolio. Freedom CY provides transaction handling and intermediary services to Freedom RU and Freedom KZ and is regulated by the CySEC.

Customer Base and Marketing Plan

The Freedom Companies’ principal marketing efforts are focused on offering brokerage, banking and financial services to their customers. The Freedom Companies’ customers are a mix of individual retail customers, including family or small business entities owned and controlled by individuals, family asset planning or holding companies, and private equity funds.

Competition

Since the customer base of the Freedom Companies is located in Russia and Kazakhstan, their principal competitors are in those countries, each of which has a vigorous and aggressive competitive investment and securities markets. There are both local and large financial services firms that offer an array of financial products and services in these countries. The financial service firms with which the Freedom Companies compete for customers in Russia include JSC Brokerage House Otkrytiye, LLC Company BrokerCreditService, LLC KIT Finance, and FINAM Group and in Kazakhstan include JSC Halyk Finance, JSC BCC Invest and JSC Centras Securities. The bank’s principal competitors include JSC Tinkoff Bank and LLC BCS.

We believe competition is based principally on the ability of the Freedom Companies to provide access to the U.S. securities markets, the level of their service, the convenience of their services, their ability to provide personalized service, and their charges to customers. Customer costs include transaction execution fees, commissions and charges as well as margin interest rates the Freedom Companies charge their customers investing on margin.

Many of the firms with which the Freedom Companies compete are larger, provide more diversified services and products, provide access to more international markets, and have greater management, technical, and financial resources. We cannot assure that the Freedom Companies will be able to compete effectively.

Regulation

Overview

The business of the Freedom Companies and the securities and banking industries in general are subject to extensive regulation.

Foreign Corrupt Practices Act

In the U.S., the 1970 Foreign Corrupt Practices Act, or FCPA, broadly prohibits foreign bribery and mandates recordkeeping and accounting practices. The anti-bribery provisions make it illegal for us, either directly or through any subsidiary that we may acquire, to bribe any foreign official for the purpose of obtaining business. The term “public official” is defined broadly to include persons affiliated with government-sponsored or owned commercial enterprises as well as appointed or elected public officials. The recordkeeping provisions require that we and our subsidiaries make and maintain books that, in reasonable detail, reflect our transactions and dispositions of assets and devise and maintain a system of internal accounting controls that enables us to provide reasonable assurance that transactions are properly recorded in accordance with management’s authorizations, that transactions are recorded as necessary to permit the preparation of financial statements, that access to our funds and other assets is permitted only in accordance with management’s authorizations, and that the recorded accounts for assets are compared periodically with the existing assets to assure conformity.

The FCPA requires that we establish and maintain an effective compliance program to ensure compliance with U.S. law. Failure to comply with the FCPA can result in substantial fines and other sanctions.

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

The United States has entered into intergovernmental agreements with a number of countries establishing mutually agreed-upon rules for the implementation of the data sharing requirements of FATCA. It has not, however, entered into such an agreement with Russia. As a result, Russia adopted legislation to allow financial institutions to share foreign taxpayer data with foreign tax authorities, such as the IRS, without breaching Russian data protection and confidentiality laws. The Russian legislation sets forth extensive rules relating to when and how the financial institution may gather and share foreign taxpayer information. The Russian legislation establishes extensive monitoring procedures requiring, among other things, the notification to various Russian state bodies by the financial institution of registration with a foreign tax authority, receipt of requests for foreign taxpayer data, and the delivery to Russian state bodies of foreign taxpayer data prior to delivery to a foreign tax authority. Under the legislation, Russian regulators retain the right to prohibit disclosure of foreign taxpayer information in certain instances. Failure to comply with the Russian legislation may result in monetary fines for the financial institution and its officers. Because of the lack of an agreement between the U.S. and Russia establishing mutually agreed-upon guidelines for data sharing, inconsistencies in the two legal regimes exist, which can place financial institutions in Russia, such as Freedom RU and FFIN Bank, in the position of having to decide whether to comply with Russian legislation or with FATCA. For example, under Russian legislation, a financial institution may share foreign taxpayer data only with the consent of the foreign taxpayer, and even when consent is given, Russian regulators may, in certain circumstances, prohibit disclosure. There is no exemption for foreign financial institutions from the FATCA disclosure requirements. Similarly, FATCA generally requires the foreign financial institution to withhold 30% of designated payments. However, the Russian legislation does not grant financial institutions the authority to act as a withholding agent for a foreign tax authority. The Russian legislation does allow financial institutions to decline to provide services to foreign taxpayers.

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

The failure to comply with FATCA could result in adverse financial and reputational consequences to the Freedom Companies as well as the imposition of sanctions or penalties including responsibility for the taxes on any funds distributed without the proper withholdings set aside.

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

FFIN Bank provides banking services for legal entities and individuals from the Federation of Russia (the “Central Bank”) and other countries. FFIN Bank holds a license issued by the Central Bank for the execution of banking operations in rubles and foreign currency for individuals and legal entities.

In Russia, a number of federal and industry regulatory agencies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. The Central Bank is the principal financial industry regulator responsible for the regulation of broker-dealers, banks, depositories, and securities managers doing business in Russia. Industry self-regulatory organizations (“SROs”), each of which has authority over the firms that are its members, include the Association of Securities Market Participants (“NAUFOR”), National Securities Market Association (“NFA”) national securities exchanges such as the Moscow Stock Exchange and the St. Petersburg Stock Exchange on which securities are traded, and other SROs.

Freedom RU and FFIN Bank are subject to overlapping schemes of regulation that govern all aspects of their business. The regulations cover a broad range of practices and procedures, including:

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

●
maximum loan and bank guarantees concentration issued to shareholders;

●
credit risk requirements;

●
liquidity risk requirements;

●
acquisitions;

●
qualification of firm management; and

●
risk detection, management, and correction.

The Central Bank and NAUFOR regulations include rules governing practices and procedures addressing the relationship between financial institutions and their customers. As a result, many aspects of the financial institutions’ customer relationship are subject to regulation. These regulations include customer identification and due diligence procedures, collection of customer financial suitability documentation, anti-money laundering monitoring and reporting, customer fees, clearing, settlements, risk management and other matters.

Violations of securities and banking laws and regulations by financial institutions in Russia can subject them to a broad range of disciplinary actions including remedial actions, imposition of fines and sanctions, removal from managerial positions, loss of licensing, and criminal proceedings.

Capital Requirements

The Central Bank establishes minimum net capital requirements for financial institutions including brokerages, dealers, depositories, securities managers and banks. In the event the net capital of such service provider drops below the minimum requirement, it is obligated to notify the Central Bank, provide a plan to meet its minimum capital requirements and perform all actions necessary to bring it back into compliance with the net capital requirement. The minimum net capital requirement of Freedom RU to provide brokerage, dealer, depository, securities management is approximately $790,000, and for foreign currency trading services is approximately $2,360,000, which it currently has. The minimum net capital requirement of FFIN Bank to provide banking services is approximately $5,320,000, which it currently has.

In the event a financial institution fails to maintain its minimum net capital, it must immediately notify the Central Bank. The Central Bank may take any of the following actions, (i) require the financial institution to submit a detailed plan to increase its net capital to at least the minimum requirement, (ii) impose financial penalties in the event the financial institution does not provide a detailed explanation as to the reasons for the decrease below the minimum requirement, (iii) cause the financial institution to cease operations until it meets the minimum net capital requirement, (iv) suspend the financial institution’s licenses for a period of time, and (v) in case of failures, the Central Bank can withdraw licensing and disqualify the firm’s management from working within the industry. This disqualification can be for up to a three-year period for the general director, controller and the head of the compliance department of the financial institution.

Compliance with minimum capital requirements could limit Freedom RU and FFIN Bank’s expansion into activities and operations that require the intensive use of capital. Minimum capital requirements could also restrict our ability to withdraw capital from Freedom RU and FFIN Bank, which in turn could limit our ability to transfer funds among our subsidiaries. Additionally, the failure of Freedom RU or FFIN Bank to maintain its minimum net capital requirement could result in penalties or other sanctions.

Anti-Money Laundering

The law on the Prevention of Money Laundering and the Financing of Terrorism (“AML Law”) establishes laws designed to prevent money laundering activities and financing of terrorism. The AML Law is supported by recommendations, binding instructions and regulations of the Central Bank and other authorities. The AML Law requires institutions dealing with cash operations, including all kinds of financial institutions, which includes professional participants in the securities markets and banks, to establish mandatory internal protocols for client and payment acceptance. In particular, regulated entities must perform due diligence procedures to ascertain the identity of the customer and monitor transactions for suspicious activity. Regulated entities must identify and report transactions falling within certain categories. If either party to such transactions is suspected of being connected to terrorist activity the transaction is subject to mandatory control regardless of the nature of the transaction.

The Central Bank may take preventative or enforcement measures against regulated financial institutions involved in transactions that infringe on anti-money laundering legislation. Preventative measures may include issuing an order to cease a violation and provide the Central Bank with a program for improvement and establishing additional monitoring measures. Enforcement measures may include the imposition of fines and withdrawal of licenses. The failure of Freedom RU and FFIN Bank to comply with the AML Law could subject them to material legal action, which could have a material adverse effect on our business and results of operations.

Kazakhstan

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

NBK and KASE regulations include rules governing practices and procedures addressing the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation. These regulations include customer identification and due diligence procedures, collection of customer financial suitability documentation, anti-money laundering and anti-terrorism funding monitoring and reporting, customer fees, clearing, settlements, and other matters.

The Republic of Kazakhstan has adopted extensive regulation regarding the responsibility for wrongdoing by broker-dealers and investment portfolio managers, ranging from disciplinary action to criminal punishment. The penalties available to the NBK in the event of wrongdoing include cancelation of licenses, removal of management, monetary damages and criminal prosecution. The NBK may also impose remedial requirements, such as requiring the wrongdoer to provide a plan of remediation to ensure the wrongdoing is prevented in the future. Action may be taken against the broker-dealer, the management board of the broker-dealer or both depending on the severity of the violation.

Capital Requirements

Kazakhstan regulation establishes minimum share capital requirements for broker-dealers and investment portfolio managers. In the event the net capital of a broker-dealer or investment portfolio manager falls below the requirement, it is obligated to notify the NBK, provide a plan to meet is minimum capital requirements and perform all actions to bring it back into compliance with the requirement. The minimum capital for broker-dealers with a license to provide investment portfolio management services is approximately $835,000. The net capital requirement must be calculated on a daily basis.

The failure of a broker-dealer to maintain its minimum capital requirement could result in the NBK taking any of the following enforcement measures, (i) require a letter of commitment to comply, (ii) execution of a written agreement to comply; (iii) issue a warning; (iv) issue a written prescription to eliminate the violation; and (v) impose penalties. Enforcement measures may be imposed on the broker-dealer or on top management of the broker-dealer or both depending on the severity of the violation.

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

Cyprus

Freedom CY has applied for and been granted licensure by CySEC to provide investment and ancillary services as a Cypriot Investment Firm (“CIF”). In 2016, Freedom CY activated its licenses to receive, transmit and execute orders on behalf of clients, establish custodial accounts for financial instruments and related services, engage in foreign currency exchange services and margin lending. Freedom CY is in the process of obtaining its dealer license to trade its own investment portfolio. Freedom CY’s activities are regulated by and under the supervision CySEC, an independent public supervisory authority, responsible for the supervision of the investment services market and transactions in transferable securities carried out in the Republic of Cyprus. As a CIF, the activities of Freedom CY are subject to various laws including the Cyprus Investment Act of 2002-2005, which provides the legal framework for the operation and supervision of CIFs, the rules and regulations of the Cyprus Stock Exchange and the Markets in Financial Instruments Directive II and Regulation (“MiFID”).

The MiFID is aimed at creating a single, more transparent market in financial services across all EU member states, to (i) improve the competitiveness and integration of EU financial markets by creating a single market for investment services and activities, (ii) ensure a high degree of harmonized protection for investors in financial instruments, (iii) increase market transparency, and (iv) promote easier cross border business. The MiFID allows registered investment firms to provide services throughout the EU on the basis of home country supervision.

Freedom CY is subject to an overlapping scheme of regulation that covers all aspects of its securities business. These regulations cover a broad range of matters, including:

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

Serious or systematic infringement of rules, regulations and directives of the laws, rules and regulations of Cyprus securities laws and/or the directives issued pursuant relevant EU regulations could subject Freedom CY, its principals and other employees to disciplinary proceedings or civil or criminal liability, including withdrawal of CySEC licensure, administrative fines, temporary suspension or permanent bar from the performance of Freedom CY’s business activities. Any such proceeding could have an adverse material effect upon the business activity of Freedom CY.

Capital Requirements

Freedom CY is subject to the capital requirements of the CRD IV package of the Capital Requirements Directives of the European Union. A CIF must maintain a minimum initial capital requirement of approximately $220,000 if it holds client assets or client financial instruments and provides any of the following services: (i) receiving and transmitting orders, (ii) executing orders on behalf of clients; (iii) providing portfolio management; or (iv) providing investment advice. The minimum initial capital requirement for a CIF providing any of the above services without holding client assets or client financial instruments is approximately $87,000, with some exceptions. Freedom CY holds client assets and client financial instruments and has a minimum initial capital requirement of approximately $384,360. Freedom CY anticipates receiving a dealer license in 2017, which will increase its minimum capital requirement to $1,100,000.

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

Cyprus securities rules require all CIFs to have processes in place to assess and maintain the minimum capital requirements on an ongoing basis. These processes are subject to regular internal review to ensure that they remain comprehensive and proportionate to the nature of the activities of the CIF. If a CIF fails to maintain its minimum capital requirement, the CIF is required to timely notify CySEC of such failure. CySEC may, at its discretion, set a deadline by which the CIF must remedy the situation. If a CIF violates the net capital requirements and the directives issued by CySEC, CySEC may, in its absolute discretion based on the gravity of the violation, impose measures, penalties and sanctions including, (i) withdraw or suspend CIF authorization, (ii) publicly censure the CIF and the individuals responsible, (iii) issue cease and desist orders against the CIF and the individuals committing such violations, (iv) temporarily ban the individuals responsible for the violation and members of the CIF’s board of directors from exercising functions for a CIF, and (v) impose financial penalties upon the CIF and the individuals responsible for the violation.

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

Investor Compensation Fund

Pursuant to current CySEC legislation, CIFs are required to register as members of the Investor Compensation Fund (the “ICF”) for the protection of CIF clients, and must comply with the obligations of the ICF. The ICF was established to compensate CIF covered clients as to covered investment services and ancillary services. Payment of compensation by the ICF is subject to the existence of a well-founded claim by the client against a member of the Fund. The amount of compensation payable to each covered client is calculated in accordance with the legal and contractual terms governing the relationship of the covered client with the CIF, subject to the off-set rules applied for the calculations of claims. The current maximum pay out by the ICF is approximately $22,000.

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

Monetary Policy

Our earnings are and will be affected by domestic economic conditions and the monetary and fiscal policies of the Russian, Kazakh, Cyprus and United States governments. The monetary policies of these countries may have a significant effect upon our operating results.  It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

Employees

With the closing of the acquisition of Freedom RU, we now have approximately 310 total employees, including 273 full-time employees.

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

Risks Related to Our Acquisitions and Proposed Acquisitions

We believe our proposed acquisition of Freedom CY, which operates as a broker-dealer in Cyprus and provides our clients in Russia and Kazakhstan greater access to the U.S. markets is probable, but we cannot predict when the acquisition, may be completed.

The Acquisition Agreement, under which we propose to acquire Freedom CY, specifies that the acquisition is conditioned on the satisfaction of specified regulatory requirements in Cyprus. While we have been working with CySEC for some time to obtain the necessary regulatory approvals to transfer ownership of Freedom CY to the Company, and now believe receipt of such approval is probable, there is no time limit to when approval may be given and we cannot guarantee we will receive approval to close the acquisition of Freedom CY. As many of our Russian and Kazakh customers access the U.S. markets through Freedom CY, we may be required to revise our business model if we are unable to obtain the necessary regulatory approvals to transfer ownership of Freedom CY to the Company.

The percentage ownership of our stockholders has been reduced substantially as a result of our acquisition of FFIN and the closing of the Freedom RU acquisition and will be further substantially reduced. We may also identify and pursue additional acquisitions that could require the issuance of additional stock, which would likely further reduce the percentage ownership of our stockholders

As a result of the acquisition of FFIN, stockholders that previously owned 100% of our outstanding stock (the “original BMB stockholders”) were reduced to owning approximately 19.9% of our stock. With the closing of the Freedom RU acquisition, that percentage was reduced to approximately 13.2% and we have agreed, following a reverse split of our common stock, to issue additional shares to Mr. Turlov that would reduce the holdings of the original BMB stockholders to approximately 7%. If the reverse split and proposed acquisition of Freedom CY are completed, the ownership of the original BMB stockholders will be reduced to approximately 5% of our common stock. We cannot assure that the value of the retained stock of the original BMB stockholders is or will be greater when their ownership is reduced to approximately 13.2%, 7% or 5% as a result of the transfer of assets and operations to the Company as consideration for the issuance of a controlling interest in the Company.

We may acquire or make investments in businesses, whether complementary or otherwise, as a means to expand our business if appropriate opportunities arise. Although we cannot give assurances that we will be able to identify future suitable acquisitions or investment candidates, or, if we do identify suitable candidates, that we will be able to make the acquisitions or investments on reasonable terms or at all. The financing of any such acquisition or investment, or of a significant general expansion of our business, may not be readily available on favorable terms. Any significant acquisition or investment, or major expansion of our business, may require us to explore external financing sources, such as an offering of our equity or debt securities. We cannot be certain that in the future these financing sources will be available to us or that we will be able to negotiate commercially reasonable terms for any such financing, or that our actual cash requirements for an acquisition, investment or expansion will not be greater than anticipated. In addition, any indebtedness that we may incur in such a financing may inhibit our operational freedom, while any equity securities that we may issue in connection with such a financing may further reduce the percentage ownership of our then-existing stockholders.

In addition, we do not have extensive experience in integrating acquisitions and we could experience difficulties incorporating an acquired company's personnel, operations, technology or products and service offerings into our own or in retaining and motivating key personnel from these businesses. We may also incur unanticipated liabilities. Any such difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we cannot provide any assurance that we will realize the anticipated benefits and/or synergies of any such acquisition or investment.

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

Mr. Turlov currently holds 88.6% of our issued and outstanding common stock, with the right to receive an additional 4.4% following completion of a reverse stock split. If we receive approval to transfer ownership of Freedom CY to BMBM, his ownership interest may increase to up to 95% of our outstanding common stock.

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

Mr. Turlov, our chief executive officer and chairman of our board of directors, beneficially owns approximately 88.6% of our outstanding common stock, which could increase to as much as 95%. Mr. Turlov currently has sole voting control of BMBM and can control the outcome of matters submitted to stockholders for approval, including the election of directors, a reverse stock split and recapitalization the Company, and any merger, consolidation, or sale of all or substantially all of our assets. In addition, Mr. Turlov has the ability to control our management and affairs as a result of his position as our chief executive officer and his ability to control the election of our directors. Additionally, in the event that Mr. Turlov controls BMBM at the time of his death, control may be transferred to a person or entity that he designates as his successor. As a board member and officer, Mr. Turlov owes a fiduciary duty to our stockholders and must act in good faith and in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Turlov is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

Risks Related to Effecting Securities Transactions for Foreign Customers

The Freedom Companies’ business would be negatively impacted if Freedom CY is unable to maintain its relationship with a U.S. securities broker-dealer and clearing firm willing to receive and transmit funds internationally.

Funds invested by customers of the Freedom Companies’ in U.S. securities are transmitted to a U.S. securities broker-dealer and clearing firm and by the U.S. securities broker-dealer and clearing firm back to the Freedom Companies’ customers through international banking electronic transfers, which can experience clerical and administrative mistakes, be subject to technical interruption, be delayed, or otherwise fail to work as planned. Neither Freedom CY, nor the Freedom Companies have any control over these funds transfers. Failures or substantial delays in funds transfers could impair the Freedom Companies’ customer relationships.

The Freedom Companies must comply with the U.S. Foreign Corrupt Practices Act (“FCPA”) in their operations in Russia and Kazakhstan.

The Freedom Companies will be required to conduct their activities in compliance with the FCPA and similar anti-bribery laws that generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Enforcement officials interpret the FCPA’s prohibition on improper payments to government officials to apply to officials like those of the state-operated Federal Financial Markets Service of Russia and the Committee for the Control and Supervision of the Financial Market and Financial Organizations of the National Bank of the Republic of Kazakhstan, the principal regulatory bodies that would control and monitor our operations in Russia and Kazakhstan. While the employees and agents of Freedom Companies will be required to acknowledge and comply with these laws, we cannot assure that their internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of risks may expose us to fines and other sanctions and adversely affect our business, performance, prospects, value, financial condition, reputation, and results of operations.

Foreign laws, regulations, and policies may change in ways that could adversely impact our business.

The Freedom Companies securities broker-dealer and banking activities for customers in Russia and Kazakhstan are and will continue to be subject to ongoing uncertainties and risks, including:

●
possible changes in government personnel, the development of new administrative policies, practices, and political conditions in Russia, Kazakhstan, or Cyprus that may affect the enforcement or administration of laws and regulations;

●
possible changes to the laws, regulations, and policies applicable to their customers or the securities business generally;

●
the potential adoption of entirely new regulatory regimes for foreign investment, the transfer of funds to or from foreign countries, and the permitted financial activities of residents;

●
uncertainties as to whether the laws and regulations will be applicable in any particular circumstance;

●
uncertainty as to whether the Freedom Companies will be able to demonstrate, to the satisfaction of the applicable governing authorities, their compliance with governmental requirements;

●
currency exchange rates, regulations, or limitations;

●
political instability and possible changes in government;

●
local and national tax requirements;

●
expropriation or nationalization of private enterprises and other risks arising out of foreign government sovereignty over properties in Russia and Kazakhstan; and

●
possible significant delays in obtaining governmental authorizations, consents, or approvals of applicable requirements.

Our customers are concentrated in Russia and Kazakhstan such that any impediment to their investments and other activities could have a material adverse effect on our business, financial condition, and results of operations.

Russia and Kazakhstan have changing regulatory regimes, regulatory policies, and interpretations.

Russia and Kazakhstan have regulatory regimes governing the operation of broker-dealers within those countries, the transfer of funds to and from such countries, and other aspects of the finance, investment and banking industries. These provisions were promulgated during changing political circumstances, are continuing to change, and may be relatively untested, particularly insofar as they apply to foreign investments by residents. Therefore, there is little or no administrative or enforcement history or established practice that can aid us in evaluating how the regulatory regimes will affect the Freedom Companies’ operations. It is possible that those governmental policies will change or that new laws and regulations, administrative practices or policies, or interpretations of existing laws and regulations will materially and adversely affect the Freedom Companies’ activities in Russia or Kazakhstan. Further, since the history and practice of industry regulation is sparse, the Freedom Companies’ activities may be particularly vulnerable to the decisions and positions of individuals, who may change, be subject to external pressures, or administer policies inconsistently. Internal bureaucratic politics may have unpredictable and negative consequences. The profitability of the Freedom Companies could also be affected by changes to rules and regulations that impact the business and financial communities generally, including changes to the laws governing taxation, electronic commerce, client privacy and security of client data.  In addition, changes to these rules and regulations could result in limitations on the lines of business the Freedom Companies conduct, modifications to their business practices, more stringent capital and liquidity requirements, or additional costs. These changes may also require the Freedom Companies to invest significant management attention and resources to evaluate and make necessary changes to their compliance, risk management, treasury and operations functions.

International currency exchange rates may affect the investment practices of the customers of the Freedom Companies.

The customers of the Freedom Companies seek to invest in U.S. securities in part to dampen the financial risk of domestic currency fluctuations and to invest in dollar-denominated securities. Even though the Freedom Companies’ customers’ investments in U.S. securities are dollar-denominated, the funds available to customers to invest will depend on the rates at which the dollar is convertible into the currency of the country in which they reside—principally the Russian ruble and the Kazakh tenge. Declines in the value of the Russian ruble or the Kazakh tenge compared to the U.S. dollar reduce the amounts that residents of those countries have to invest in the U.S. Conversely, increases in the value of the Russian ruble and the Kazakh tenge relative to the U.S. dollar reduces the financial advantage of investing in U.S. securities. Customer expectations respecting applicable currency exchange rates may affect the timing, number, and amounts of customer transactions in U.S. securities. Accordingly, the Freedom Companies’ businesses may be affected substantially by currency exchange rate fluctuations.

It may be difficult for us to enforce any civil liabilities against our customers that are outside the United States.

The customers of the Freedom Companies are residents of countries outside of the U.S. and beyond the jurisdiction of U.S. courts. As a result, it may be difficult for us to enforce within the U.S. any claims or seek any remedies against such foreign persons, including claims, remedies, or judgments predicated upon the civil liability provisions of the securities laws of the U.S. or any state. Instead, we, or our subsidiaries, may as a practical matter, be forced to rely on remedies under foreign laws as interpreted and enforced by foreign courts, which generally would not enforce U.S. laws or enforce or interpret contracts consistent with U.S. legal principles or precedent. Further, such foreign courts and laws in Russia and Kazakhstan are based on non-Western principles of jurisprudence and may not provide the same kinds of remedies, relief, or procedural safeguards that are familiar in U.S. or Western legal systems.

International currency exchange rates will affect the investment practices of our customers.

The customers of the Freedom Companies seek to invest in U.S. securities in part to dampen the financial risk of domestic currency fluctuations and to invest in dollar-denominated securities. Even though the Freedom Companies’ customers’ investments are dollar-denominated, the funds available to customers to invest will depend on the rates at which the dollar is convertible into the currency of the country in which they reside—principally the Russian ruble and the Kazakh tenge. Declines in the value of the Russian ruble or the Kazakh tenge compared to the U.S. dollar reduce the amounts that residents of those countries have to invest in the United States. Conversely, increases in the value of the Russian ruble and the Kazakh tenge relative to the U.S. dollar reduces the financial advantage of investing in U.S. securities. Customer expectations respecting applicable currency exchange rates may affect the timing, number, and amounts of customer transactions in U.S. securities. Accordingly, our business may be affected substantially by currency exchange rate fluctuations.

Risks Related Generally to our Business

We may not be able to generate positive cash flow and profitability.

Our ability to generate positive cash flow and profitability depends on the ability of the Freedom Companies to generate and maintain revenue greater than the level of expenses we incur. Their ability to do this depends, among other things, on:

●
maintenance and increase of their customer base;

●
management of the quality of their services;

●
effective competition with existing and potential competitors;

●
further development of their business activities;

●
attraction and retention of qualified personnel;

●
ability to limit operating costs;

●
integration of their activities and the broader development of an integrated securities brokerage and banking business;

●
compliance with the regulatory regimes in each of the jurisdictions in which they operate; and

●
maintenance of adequate working capital.

We will be unable to achieve/maintain profitability if the Freedom Companies fail to do any of the foregoing. We cannot be certain that the Freedom Companies will be able to consistently generate positive cash flow and profitability in the future. Their inability to consistently generate profitability or positive cash flow could result in disappointing financial results, impede implementation of their growth strategy, or have an adverse impact on the trading price or volume of our common stock. Accordingly, we cannot assure that we will be able to generate the cash flow and profits necessary to sustain our business.

Developments in the business, economic, and geopolitical environment could negatively impact the business of the Freedom Companies.

The businesses of the Freedom Companies can be adversely affected by the general environment, including economic, corporate, securities market, regulatory, and geopolitical developments all play a role in client asset valuations, trading activity, interest rates and overall investor engagement, and are outside their control. Deterioration in the credit markets, reductions in short-term interest rates, and decreases in securities valuations negatively impact their results of operations and capital resources.

Failure to meet capital adequacy and liquidity guidelines could affect the financial condition of the Freedom Companies.

The Freedom Companies must meet certain capital and liquidity standards, subject to qualitative judgments by regulators about the adequacy of their capital and internal assessment of their capital needs. These net capital rules may limit the ability of each Freedom Company to transfer capital to the Company or any other Freedom Company. New regulatory capital, liquidity, and stress testing requirements may limit or otherwise restrict how each Freedom Company utilizes its capital, and may require a Freedom Company to increase its capital and/or liquidity or to limit its growth. Failure by any Freedom Company to meet its minimum capital requirements could result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a negative impact on us.

A significant decrease in liquidity could negatively affect the business and financial management of the Freedom Companies as well as reduce client confidence.

Maintaining adequate liquidity is crucial to the business operations of the Freedom Companies. They meet their liquidity needs primarily through cash generated by client activity and operating earnings, as well as cash provided by external financing. Fluctuations in client cash or deposit balances, as well as changes in regulatory treatment of client deposits or market conditions, may affect their ability to meet their liquidity needs. A reduction in their liquidity position could reduce customer confidence, which could result in the loss of customer accounts, or could cause them to fail to satisfy their liquidity requirements. In addition, if they fail to meet regulatory capital guidelines, regulators could limit their operations.

Factors which may adversely affect their liquidity position include having temporary liquidity demands due to timing differences between brokerage transaction settlements and the availability of segregated cash balances, unanticipated outflows of company cash, fluctuations in cash held in banking or brokerage customer accounts, a dramatic increase in customer lending activities (including margin and personal lending), increased capital requirements, changes in regulatory guidance or interpretations, other regulatory changes, or a loss of market or customer confidence.

If cash generated by customer activity and operating earnings is not sufficient for their liquidity needs, they may be forced to seek external financing. During periods of disruptions in the credit and capital markets, potential sources of external financing could be reduced, and borrowing costs could increase. Financing may not be available on acceptable terms or at all due to market conditions or disruptions in the credit markets.

The Freedom Companies may suffer significant losses from credit exposures.

The business of the Freedom Companies is subject to the risk that a customer, counterparty or issuer will fail to perform its contractual obligations, or that the value of collateral held to secure obligations will prove to be inadequate. While the Freedom Companies have policies and procedures designed to manage this risk, the policies and procedures may not be fully effective to protect the Freedom Companies against the risk of loss. The exposure of the Freedom Companies results principally from margin lending, clients’ options trading, futures activities, securities lending, their role as a counterparty in financial contracts, investing activities, and indirectly from proprietary investing of the Freedom Companies own funds.

When customers purchase securities on margin, borrow on lines of credit collateralized by securities, or trade options or futures, the Freedom Companies are subject to the risk that customers may default on their obligations when the value of the securities and cash in their accounts falls below the amount of the customers’ indebtedness. Abrupt changes in securities valuations and the failure of customers to meet margin calls could result in substantial losses.

The Freedom Companies have exposure to credit risk associated with their investments.  Those investments are subject to price fluctuations as a result of changes in the Russia, Kazakhstan and U.S. financial markets’ assessment of credit quality. Loss of value of securities can negatively affect earnings if management determines that such securities are other than temporarily impaired. The evaluation of whether other-than-temporary impairment (OTTI) exists is a matter of judgment, which includes the assessment of several factors. If management determines that a security is OTTI, the cost basis of the security may be adjusted and a corresponding loss may be recognized in current earnings. Deterioration in the performance of available for sale securities could result in the recognition of future impairment charges. Even if a security is not considered OTTI, if the Freedom Company holding the security were ever forced to sell the security sooner than intended prior to maturity due to liquidity needs, that Freedom Company would have to recognize any unrealized losses at that time.

The Freedom Companies’ investments expose them to a significant risk of capital loss.

The Freedom Companies use a portion of their own capital in a variety of investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. The companies in which they invest may concentrate on markets which are or may be disproportionately impacted by pressures in the sectors on which they focus, and their existing business operations or investment strategy may not perform as projected. As a result, they have suffered losses in the past and may suffer losses from their investment activities in the future.

The Freedom Companies’ investments are concentrated in relatively few companies and industries and a consequence of this investment strategy is that their investment returns will be materially and adversely affected if the companies or the industries they target perform poorly.  As a result, if a significant investment fails to perform as they anticipated their business, financial condition and results of operations could be more negatively affected and the magnitude of the loss could be more significant than if they had made smaller investments in more companies and industries.

Even if the Freedom Companies make appropriate investment decisions based on the intrinsic value of an enterprise, we cannot assure you that the market value of the investment will not decline, perhaps materially, as a result of general market conditions or changes in law. For example, an increase in interest rates, a general decline in the stock markets, or other market conditions adverse to companies or investment funds of the type in which the Freedom Companies invest could result in a decline in the value of their investments. Additionally, changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, or new laws, rules or regulations could have an adverse impact on the business and industries in which the Freedom Companies invest.

Changes in interest rates could negatively affect the value of investments the Freedom Companies make with their capital, which could result in reduced earnings or losses.

From time to time, the Freedom Companies invest capital in interest rate sensitive securities. “Long” investments that are sensitive to interest rate fluctuations will decline in value if long-term interest rates increase, and “short” investments that are sensitive to interest rate risk will decline in value if long-term interest rates decrease. Declines in market value may ultimately reduce earnings or result in losses to us.

Freedom RU and Freedom KZ are subject to risks associated with their securities lending business.

Freedom RU and Freedom KZ have an active securities borrowed and loaned business in which they borrow securities from one party and lend them to another.  As a result, market risk in their securities lending business arises when the market value of securities borrowed declines relative to the cash they post as collateral with the lender; and when the market value of securities they have loaned increases relative to the cash they have received as collateral from the borrower.  Market value fluctuations in their securities lending business are measured daily and any exposure versus cash received or posted is settled daily with counterparties.  In addition, credit risk from their securities lending operations arises if a lender or borrower defaults on an outstanding securities loan or borrowing transaction and the cash or securities they are holding is insufficient to cover the amount they owe the Freedom Companies for that receivable.  Finally, there is systemic risk associated with the concentration of clearing and related functions in covered clearing agencies involved in securities lending activities. The market and credit risks associated with their securities lending business have the potential of adversely impacting their business, financial condition and results of operations.

Operating risks associated with Freedom RU and Freedom KZ’s securities lending business may result in counterparty losses, and in certain circumstances, potential financial liabilities.

As part of their securities lending business, Freedom RU and Freedom KZ lend securities to banks and broker-dealers on behalf of certain of their clients.  In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums.  Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral.  The Freedom Companies must manage this process and are charged with mitigating the associated operational risks.  Failure to mitigate such operational risks could result in financial losses for counterparties in the securities lending business (separate from the risks of collateral investments) of Freedom RU and Freedom KZ.  Additionally, in certain circumstances, Freedom RU or Freedom KZ could potentially be held liable for the failure to manage any such risks.

Larger and more frequent capital commitments in the trading and underwriting businesses of Freedom RU and Freedom KZ increase the potential for them to incur significant losses.

Freedom RU and Freedom KZ commit their capital to maintain trading positions in the equity, convertible securities and debt markets. They may enter into large transactions in which they commit their own capital as part of their client trading activities. The number and size of these large transactions may adversely affect our results of operations in a given period. Although they may take measures to manage market risk, such as employing inventory position limits and using quantitative risk measures, they may incur significant losses from their trading activities due to market fluctuations and volatility in their results of operations. To the extent that they own assets, i.e., have long positions, in any of those markets, a downturn in the value of those assets or in those markets could result in losses. Conversely, to the extent they have sold assets they do not own, i.e., have short positions, in any of those markets, an upturn in those markets could expose them to potentially large losses as they attempt to cover their short positions by acquiring assets in a rising market.

We are a holding company and are dependent on our subsidiaries for funds.

Since we are a holding company, our cash flow and consequent ability to satisfy our obligations is dependent upon the earnings of our subsidiaries and the distribution of those earnings as dividends or loans or other payments by those subsidiaries to us. Our subsidiaries are subject to various capital adequacy requirements promulgated by regulatory and other authorities. These regulatory rules may restrict our ability to withdraw capital from our subsidiaries by dividends, loans or other payments. Additionally, our ability to participate as an equity holder in any distribution of assets of any subsidiary upon liquidation is generally subordinate to the claims of creditors of the subsidiary.

The operations and infrastructure of the Freedom Companies may malfunction or fail.

The broker-dealer, financial services and banking businesses are highly dependent on processing, on a daily basis, a large number of communications and increasingly complex transactions across diverse markets, in different languages. The financial, accounting, or other data processing systems the Freedom Companies, or the firms that clear transactions on behalf of their customers, use may fail to operate properly or become disabled as a result of events that are wholly or partially beyond their control, including a disruption of electrical or communications services or their inability to occupy one or more of our facilities. The inability of these systems to accommodate an increasing volume of transactions could also constrain their ability to expand their businesses. If any of these systems do not operate properly or are disabled, or if there are other shortcomings or failures in their internal processes, personnel, or systems, they could suffer impairment to their liquidity, financial loss, a disruption of business, liability to clients, regulatory intervention, or reputation damage.

They also face the risk of operational failure of any of the exchanges, depositories, clearing houses, clearing firms or other financial intermediaries they use to facilitate their securities transactions. Any such failure or termination could adversely affect their ability to effect transactions and to manage their exposure to risk.

Their ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports their business and the communities in which they and third parties with which they conduct business are located, including disruption involving electrical, communications, transportation, or other services, whether due to fire, other natural disaster, power or communications failure, act of terrorism, war, or otherwise. The Freedom Companies have employees in a number of cities in Russia and Kazakhstan, all of who need to work and communicate as an integrated team. If a disruption occurs in one location and their employees in that location are unable to communicate with or travel to other locations, their ability to service and interact with their clients may suffer, and they may not be able to successfully implement contingency plans that depend on communication or travel. We do not maintain insurance policies to mitigate these risks because it may not be available or may be more expensive than the perceived benefit. Further, any insurance that we may purchase to mitigate certain of these risks may not cover these losses.

Their operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Their computer systems, software, and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. The occurrence of one or more of these events could: (a) jeopardize confidential and other information processed by, stored in, and transmitted through their computer systems and networks or the computer systems and networks of their customers or other third parties with which they conduct business; or (b) otherwise cause interruptions or malfunctions in their operations or the operations of their customers or third parties with which they conduct business. They may be required to expend significant additional resources to modify their protective measures or to investigate and remediate vulnerabilities or other exposures, and they may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance.

In addition to the risk of systems failures or interruption from benign but nevertheless disruptive causes, the systems they use and rely on may also be vulnerable to intentional unauthorized access, vandalism, software interruption, data corruption, or other mischief by unauthorized third parties, or “hackers.” Such efforts may be directed at them and their business specifically, which might disrupt their operations, or generally to broadly based, international financial, banking, and communications systems, which could disrupt broad segments of the financial and banking systems worldwide. Any such disruptions could adversely affect our business and results of operations.

The Freedom Companies are dependent on their executive management teams, in particular Timur Turlov, and they may not be able to execute their business plan in the event that members of their executive management teams are no longer available to them and they are unable to find suitable replacements for them or the members of their executive management teams do not dedicate a sufficient amount of their professional time to their endeavors.

The Freedom Companies depend on the efforts, skill, reputations and business contacts of the executive management teams of the Freedom Companies, in particular Timur Turlov, and we believe their success depends to a significant extent upon the experience of these individuals, whose continued service is not guaranteed.  We have no assurance that the services of these executive management teams will continue to be available to the full extent of the needs of the Freedom Companies. If certain members of the executive management teams leave or are otherwise no longer available to their respective Freedom Company or are not available to the full extent of their needs, they may not be able to replace them with suitable management and may be unable to execute their business plan.

It may be difficult for our stockholders to enforce any civil liabilities against us or our officers or directors, because many of our officers and operations are, and are expected to be, outside the United States.

The assets of the Freedom Companies are located outside the United States. Several of our directors and officers are nationals and/or residents of countries other than the United States, with all or a substantial portion of each person’s assets located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state. Further, it may be difficult for investors to enforce in foreign countries judgments obtained in the United States.

Pricing and other competitive pressures may impair the revenue and profitability of the Freedom Companies.

The Freedom Companies derive their revenues from brokerage, banking and financial services businesses serving customers in Russia and Kazakhstan. Investing by retail customers, particularly in U.S. securities, is an emerging market in those countries, and we expect the Freedom Companies will encounter intense price competition in this business as this industry matures with more competitive service providers. We believe the Freedom Companies may experience competitive pressures in these and other areas as existing or new competitors seek to obtain market share by competing on the basis of price or service. In addition, their retail brokerage business will likely face pressure from larger competitors, which may be better able to offer a broader range of complementary products and services to retail brokerage clients in order to win their trading business. The inability of the Freedom Companies to compete effectively with their competitors in these areas would adversely affect their business, financial condition, and results of operations.

From time-to-time the Freedom Companies may be subject to litigation and regulatory investigations and proceedings and may not be successful in defending themselves against claims or proceedings.

The financial services industry faces significant litigation and regulatory risks. From time-to-time the Freedom Companies may be subject to claims and lawsuits in the ordinary course of business, including arbitrations, class actions and other litigation, some of which include claims for substantial or unspecified damages. From time-to-time they may also be the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies.

Actions brought against them may result in settlements, awards, injunctions, fines, penalties or other results adverse to them including reputational harm. Even if they are successful in defending against such actions, the defense of such matters may result in them incurring significant expenses. A substantial judgment, settlement, fine, or penalty could be material to our operating results or cash flows for a particular future period, depending on our results for that period. In market downturns, the volume of legal claims and amount of damages sought in litigation and regulatory proceedings against financial services companies have historically increased.

Risks Related to Owning our Stock

A significant percentage of our outstanding common stock is owned or controlled by Timur Turlov, whose interests may differ from those of other stockholders.

Timur Turlov, our chairman and chief executive officer, owns approximately 88.6% of our outstanding common stock, which could increase to as high as 95% as contemplated by the Acquisition Agreement. Therefore, Mr. Turlov will be able to control all matters requiring approval by our stockholders, including the election of directors, the approval of our proposed recapitalization, and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us and might affect the market price of our common stock.

Provisions of our organizational documents may be potentially detrimental to our common stockholders.

Our articles of incorporation authorize our board of directors to fix the relative rights and preferences of our 20,000,000 shares of authorized preferred stock, without approval from our stockholders. This could affect the rights of our common stockholders regarding, among other things, voting, distributions, dividends and liquidation. We could also use the preferred stock to deter or delay a change in control of our Company that may be opposed by our management, even if the transaction might be favorable to our common stockholders.

There is a limited trading market for our common stock.

Although our common stock is currently quoted on the OTC Pink market, our stock trades sporadically, with limited volume. We cannot assure that a more active trading market will develop. Accordingly, our stockholders may not be able to sell our shares when they want or at the price they want.

Penny stock regulations will impose certain restrictions on resales of our securities, which may cause an investor to lose some or all of its investment.

The SEC has adopted regulations that generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share that is not traded on a national securities exchange or that has an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers that sell these securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities and have received the purchaser’s written consent to the transaction before the purchase. Further, if the price of the stock is below $5.00 per share and the issuer does not have $2,000,000 or more net tangible assets or is not listed on a registered national securities exchange, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the SEC. These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction. These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock. These rules may also adversely affect the ability of persons that acquire our common stock to resell their securities in any trading market that may exist at the time of an intended sale.

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

Item 1B.
Unresolved Staff Comments

None.

Item 2.
Properties

With the closing of the Freedom RU acquisition, our principal executive office will be located at Office 1704, 4B Building, “Nurly Tau” BC, 17 Al Farabi Ave. Almaty, Kazakhstan 050059 in approximately 91 square feet of leased space. The Freedom Companies also maintain a securities brokerage branch at this location. This lease expires in December 2017. As of June 29, 2017, they also lease 13 other securities brokerage branch locations in Kazakhstan, one administrative office for their securities brokerage and banking operations in Russia, 12 securities brokerage branch locations and two bank branch locations in Russia, and our two locations in Salt Lake City, Utah. The lease terms for these offices range from month-to-month to year-to-year and expire at various dates through December 2019. Monthly lease payment obligations are currently approximately $104,000. All locations are leased. We believe these offices are suitable and adequate.

Item 3.
Legal Proceedings

In the normal course of our business, lawsuits and claims may be brought against us and our subsidiaries. While the ultimate outcome of these proceedings cannot be predicted with certainty, our management, after consultation with legal counsel representing us in these proceedings, does not expect that the resolution of these proceedings will have a material effect on our financial condition, results of operations or cash flows.

Item 4.
Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth for the periods indicated the high and low bid prices for our common stock as quoted under the symbol “BMBM” on the Over-the-Counter Pink market for the fiscal years ended March 31, 2017 and 2016. These quotations were furnished to us by the OTC Markets Group, Inc. and reflect interdealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions:

Fiscal year ended March 31, 2017	High	Low

Fourth quarter	$0.017	$0.005
Third quarter	$0.008	$0.003
Second quarter	$0.006	$0.003
First quarter	$0.007	$0.002

Fiscal year ended March 31, 2016	High	Low

Fourth quarter	$0.007	$0.003
Third quarter	$0.009	$0.001
Second quarter	$0.004	$0.002
First quarter	$0.008	$0.004

Holders

As of June 29, 2017, we had approximately 365 shareholders of record holding 490,000,000 shares of our common stock. The number of record holders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing houses or agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report.

Recent Sales of Unregistered Securities

In connection with closing the acquisition of Freedom RU and its wholly owned subsidiaries Freedom KZ, FFIN Bank and FSS, on June 29, 2017, we issued 209,660,533 shares of our common stock to Timur Turlov. Upon completion of a reverse stock split, Mr. Turlov will be issued additional shares, consistent with the terms of the Acquisition Agreement. Prior to entering the Acquisition Agreement, there was no material relationship between Mr. Turlov and the Freedom Companies, on the one hand, and BMBM and our affiliates, on the other.

We issued this common stock to Mr. Turlov in reliance on the exemptions from registration provided in Section 4(a)(2) of the Securities Act for transactions not involving any public offering and Regulation S promulgated under the Securities Act for offers and sales made outside the United States without registration. Mr. Turlov represented that he was an “accredited investor” as defined in Rule 501(a) of Regulation D and acknowledged, in writing, that the securities must be acquired and held for investment. Mr. Turlov confirmed in writing that he is a non-U.S. person, as defined in Regulation S. All certificates evidencing the shares issued bear a restrictive legend. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities of the Company during the fiscal year ended March 31, 2017.

Item 6.  Selected Financial Data

This information is not required for smaller reporting companies.

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

This discussion summarizes the significant factors affecting our consolidated operation results, financial condition, liquidity and capital resources during the fiscal year ended March 31, 2017 and 2016.

Overview

On June 29, 2017, we closed the acquisition of Freedom RU and its wholly-owned subsidiaries, including their securities brokerage, financial services and banking businesses in Russia and Kazakhstan, as we continue our efforts to build an international broadly based brokerage and financial services firm. We continue to work with Cyprus securities authorities to obtain the required regulatory approvals to transfer ownership of Freedom CY to BMBM.

Because the acquisition of Freedom RU did not close until after the end of the fiscal periods included in this report, unless otherwise specifically indicated or as is otherwise contextually required, the discussion included in this Item 7. Management’s Discussion and Analysis and Results of Operations reflects the results of operations and financial condition of the Company as of March 31, 2017, prior to closing the acquisition of Freedom RU.

Results of Operations

The years ended March 31, 2017 and 2016.

Revenue

We did not generate any revenue during the years ended March 31, 2017 and 2016.

Expenses

Operating Expenses. During the fiscal years ended March 31, 2017 and 2016, operating expenses included professional fees of $364,334 and $222,511, general and administrative expenses of $214,310 and $268,018, and depreciation expenses of $3,330 and $3,305, respectively. Professional services mainly included legal, consulting, and accounting fees incurred in connection with the planned acquisition of the Freedom Companies. General and administrative expenses were comprised of payroll and related payments, rent expenses, and office supplies. Operating expenses were higher in the fiscal year ended March 31, 2017, compared to the fiscal year ended March 31, 2016, primarily because we incurred more legal and consulting services in connection with FFIN’s new membership application to FINRA. With the closing of the acquisition of Freedom RU during the first fiscal quarter of 2018, we anticipate operating expenses to be higher, as a result of the increased size of our operations, during fiscal 2018.

Loss from Operations. During the fiscal years ended March 31, 2017 and 2016, we recognized losses from operations of $581,974 and $493,834, respectively. As discussed above, our loss from operations was higher during the fiscal year ended March 31, 2017, than the fiscal year ended March 31, 2016, primarily because of the increase in professional services. With the closing of the acquisition of Freedom RU during the first fiscal quarter of 2018, we anticipate we will begin the realize revenue from the operations of Freedom RU commencing in the second fiscal quarter 2018. Based on current projected income and expenses, we anticipate realizing operating gains in upcoming periods commencing with the second fiscal quarter 2018.

Total Other Income. During the fiscal year ended March 31, 2017, we recognized total other income of $3,935 compared to $1,595 during the fiscal year ended March 31, 2016. This other income resulted from interest income on our cash balances.

Net Loss. For the reasons discussed above, during the fiscal year ended March 31, 2017, we realized a net loss of $578,139, or $0.00 per share. During the fiscal year ended March 31, 2016, we realized a net loss of $491,999, or $0.00 per share. As noted above, with the closing of the acquisition of Freedom RU, we anticipate beginning to realize net income from operations commencing in the second fiscal quarter 2018. Prior to closing the acquisition of Freedom RU, BMBM was generating no operating revenue.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements for general business purposes. As of March 31, 2017, we had cash and cash equivalents of $50,537, compared to cash and cash equivalents of $99,678, at March 31, 2016.  At March 31, 2017, we had total current assets (less restricted cash) of $50,987, and total current liabilities (less deferred distribution payment) of $206,071, resulting in a working capital deficit of $155,084. By comparison, at March 31, 2016, we had total current assets (less restricted cash) of $150,053 and total current liabilities (less deferred distribution payment) of $50,329, resulting in working capital of $99,724.

During the periods covered by this annual report, we did not generate any revenue and were reliant upon capital contributions from Mr. Turlov our CEO and chairman, to satisfy our operating expenses. For the year ended March 31, 2017, Mr. Turlov provided capital contributions to us totaling $320,000. In April 2017, Mr. Turlov provided us an additional capital contribution of $240,000.

With the closing of the Freedom RU acquisition on June 29, 2017, we anticipate that commencing in the second fiscal quarter 2018, revenue generated by Freedom RU will be sufficient to meet our liquidity and capital resources needs.

Regulatory requirements applicable to the Freedom Companies require them to maintain minimum capital levels.  Their primary sources of funds for liquidity consist of existing cash balances (i.e., available liquid capital not invested in their operating businesses), capital contributions from Mr. Turlov, gains from their proprietary investment accounts, fees and commissions, and interest income.

The Freedom Companies monitor and manage their leverage and liquidity risk through various committees and processes they have established. The Freedom Companies assess their leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to them, including the amount of available liquid capital (i.e., the amount of their cash and cash equivalents not invested in their operating business).

Freedom RU has pursued an aggressive growth strategy during the past several years, and we anticipate continuing efforts to rapidly expand the footprint of our brokerage and financial services business in Russia, Kazakhstan and other markets. While this strategy has led to revenue growth it also results in increased expenses and greater need for capital resources. Expansion may require greater capital resources than we currently possess.  Should we need additional capital resources, we could seek to obtain such through debt financing. Once we complete a reverse stock split, we could also seek to equity financing. We do not currently possess an institutional source of financing and there is no assurance that we could be successful in obtaining debt or equity financing when needed on favorable terms, or at all.

Cash Flows

During the fiscal years ended March 31, 2017 and 2016, we used cash primarily to pay for current expenses. See below for additional discussion and analysis of cash flow.

	Year ended March 31, 2017	Year ended March 31, 2016

Net cash used in operating activities	$(369,141)	$(538,629)
Net cash provided by investing activities	$-	$8,589,155
Net cash provided by financing activities	$320,000	$180,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(49,141)	$8,230,526

Net cash used in operating activities during the fiscal year ended March 31, 2017 was lower compared to 2016 due to a bigger increase in accounts payable during fiscal 2017.

During the year ended March 31, 2016, net cash provided by investing activities included $8,589,354 resulting from the acquisition of BMBM. Included in this amount is the reserve held for distribution to shareholders who have not yet claimed their distributions from the sale of the Company’s oil and gas exploration and production operations of $8,533,566.

During fiscal 2017, net cash provided by financing activities was $320,000 compared to $180,000 during the year ended March 31, 2016. All funds provided by financing activities resulted from capital contributions to the Company by Mr. Turlov. Our principal source of liquidity during the fiscal years ended March 31, 2017 and 2016, were these capital contributions from Mr. Turlov.

At March 31, 2017, unrestricted cash and cash equivalents totaled $50,537 compared to $99,678 at March 31, 2016.

Contractual Obligations and Contingencies

The following is a summary of the material contractual commitments of BMBM as of March 31, 2017:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Deferred distribution	$8,533,566	$8,533,566	$-	$-	$-
Office lease(1)	7,187	7,187	-	-	-
TOTAL	$8,540,753	$8,540,753	$-	$-	$-

(1) This office lease expires June 30, 2017.

The Freedom Companies lease a number of office facilities for their securities brokerage, banking and financial services businesses. The terms of these leases range from month-to-month to year-to-year and expired at various dates through December 2019. The office lease payment obligations of the Freedom Companies are approximately $104,000 per month.

During the year ended March 31, 2017, Freedom KZ placed bonds in the amount of $9,530,000. The bonds have an 11.50% fixed annual coupon rate and mature on January 21, 2019. The Freedom Companies have the right to repurchase and resell the bonds at market value. During the year ended March 31, 2017, the Freedom Companies repurchased bonds totaling $6,145,000. The Freedom KZ bonds trade actively on the KASE.

As of March 31, 2017, the accrued interest on these bonds totaled $74,000. The semi-annual coupon payment is paid in January and July. In January 2019, Freedom KZ will be required to repay the face value of the then outstanding bonds to the bondholders.

As described in more detail in Item 1. Description of Business of this report, pursuant to the Acquisition Agreement, we had agreed to issue to Mr. Turlov, our CEO and chairman, and the owner of Freedom RU, 13% of our issued and outstanding common stock for his interest in Freedom RU. As we had insufficient authorized but unissued common stock to deliver the full agreed upon consideration to Mr. Turlov at the closing of the acquisition of Freedom RU, as an accommodation to facilitate the closing, Mr. Turlov agreed to accept a partial issuance, and to defer issuance of the balance of the shares until such time as BMBM can complete a reverse stock split and recapitalization so we have sufficient additional shares to issue him the percentage agreed in the Acquisition Agreement. Until such time as we complete the reverse stock split, we will also have insufficient authorized but unissued common stock to complete the acquisition of Freedom CY.

Off-Balance Sheet Financing Arrangements

As of March 31, 2017, we had no off-balance sheet financing arrangements.

Critical Accounting Estimates

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

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

Recent Accounting Pronouncements

For details of applicable new accounting standards, please, refer to Recent accounting pronouncements in Note 2 of our financial statements accompanying this report.

Item 7A.
Qualitative and Quantitative Disclosures about Market Risk

This information is not required for smaller reporting companies.

Item 8.
Financial Statements and Supplementary Data

The financial statements and supplementary data required by this Item 8 are included beginning at page F-1 of this report.

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act.

Our internal control over financial reporting refers to a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. This evaluation was based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on this evaluation under the framework in the Internal Control – Integrated Framework (2013), our management, including our Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting is effective as of March 31, 2017.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.
Other Information

On June 29, 2017, we closed the acquisition of Freedom RU, and the securities brokerage and financial services business conducted by it in Russia, and its wholly owned subsidiaries: Freedom KZ, and the securities brokerage and financial services business conducted by it in Kazakhstan; FFIN Bank, and the banking business conducted by it in Russia, and FSS, and the online securities marketplace business conducted by it in Russia.

Pursuant to the terms of the Acquisition Agreement, we agreed to issue to Mr. Turlov, our CEO and chairman, and the owner of Freedom RU, 13% of our issued and outstanding common stock for his 100% interest in Freedom RU. As we had insufficient authorized but unissued common stock to deliver the full agreed upon consideration to Mr. Turlov at the closing, as an accommodation to facilitate the closing, Mr. Turlov agreed to accept a partial issuance of 209,660,533 shares of our common stock and to defer issuance of the balance of the shares until such time as we can complete a reverse stock split and recapitalization so we have sufficient additional shares to issue him the percentage agreed in the Acquisition Agreement (approximately 93% of our then issued and outstanding common stock).

We continue our efforts to obtain the required regulatory approval from CySEC to close the acquisition of Freedom CY and the securities brokerage and financial services business conducted by Freedom CY. Given the progress that has been made to date, we believe a closing of the acquisition of Freedom CY is probable, but we cannot at this time predict with certainty if and/or when the required regulatory approvals will be granted.

Prior to entering the Acquisition Agreement in November 2015, there was no material relationship between Mr. Turlov and the Freedom Companies, on the one hand, and BMBM and our affiliates, on the other.

Financial statements of Freedom RU and Freedom CY prepared in accordance with Rule 8-04 of Regulation S-X and pro forma financial information prepared in accordance with Rule 8-05 of Regulation S-X are included as exhibits 99.01, 99.02 and 99.03 to this report and are incorporated herein by this reference.

PART III

Item 10.
Directors, Executive Officers and Corporate Governance

The following table sets forth our directors and executive officers, their ages, and all offices and positions held with the Company as of June 29, 2017. There is no agreement or understanding between the Company or any other person and any director or executive officer pursuant to which he or she was selected as a director or executive officer.  Directors are elected for a period of three years and thereafter serve until their successor is duly elected by the stockholders and qualified.

Name of Director or Executive Officer	Age	Positions with the Company	Director Since	Officer Since

Timur Turlov	29	Chief Executive Officer and Chairman	September 2015	September 2015

Jason M. Kerr	45	Director	May 2008

Arkady Rakhilkin	48	Director	November 2015

Leonard Stillman	74	Director	October 2006

Askar Tashtitov	38	Director	May 2008

Evgeniy Ler	34	Chief Financial Officer and Treasurer		April 2009

A brief description of the background and business experience of each of the above listed individuals follows.

Timur Turlov. Mr. Turlov graduated from Russia State Technic University (named after Tsialkovskiy) in 2009 with a Bachelor of Science degree in economics and management. Mr. Turlov has more than 10 years of experience in various areas in the international securities industry. Since July 2013, Mr. Turlov has served as the Advisor to the Chairman of the Board of JSC Freedom Finance. In that capacity, Mr. Turlov has been primarily responsible for strategic management, public and investor relations events, investment strategy, sales strategy, and government relations. He has also served as the General Director of LLC IC Freedom Finance, since August 2011. As the General Director, Mr. Turlov is responsible for establishing the company’s strategic goals, including acquisition and retention of large clients, sales strategy and company development. From May 2012 through January 2013, Mr. Turlov served as the Chairman of the Board of Directors of JSC Nomad Finance where he oversaw business set up and acquisition of large clients. From July 2010 through August 2011, Mr. Turlov was employed as the Vice Director of the International Sales Department of Nettrade LLC. In this capacity, his major responsibilities included consulting to set up access to foreign markets, trading, back office, and internal accounting functions. Mr. Turlov is not currently, and has not been in the past five years, a nominee or director of any other SEC registrant or registered investment company. In concluding that Mr. Turlov should serve as our chairman, we considered his in depth knowledge of the businesses of the Freedom Companies, his professional experience and his educational background in economics and management.

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

Arkady Rakhilkin. Mr. Rakhilkin earned his undergraduate degree in 1992 and post graduate degree in 1994 from Novosibirsk State Technical University both with an emphasis in applied mathematics. Mr. Rakhilkin also completed a course in effective management as part of an executive MBA program from Open University London. Mr. Rakhilkin has over 20 years of experience in the finance and banking industry. Mr. Rakhilkin has served as the Chairman of the Board of Directors of JSC Freedom Finance, and its predecessor, JSC Seven Rivers Capital since April 2008. Prior to that, he served as the Chairman of the Management Board of Seven Rivers Capital from November 2006 through April 2008. Mr. Rakhilkin’s principal responsibilities included interaction with large clients, attraction of strategic partners, management of corporate finance, introduction of new information systems, and sales of financing and underwriting services. Mr. Rakhilkin is not currently, and has not been in the past five years, a nominee or director of any other SEC registrant or registered investment company. In concluding that Mr. Rakhilkin should serve as our director, we considered his extensive experience in the finance and banking industry, as well as his significant tenure and experience with JSC Freedom Finance.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and any persons who own more than 10% of the common stock of the Company to file with the Commission reports of beneficial ownership and changes in beneficial ownership of our common stock. Officers and directors are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to us or written representations that no reports were required, we believe that during fiscal 2017 all filing requirements applicable to our executive officers, directors and greater than 10% shareholders were met on a timely basis.

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

While we do not currently have a standing audit committee, our board of directors believes that were it to establish am audit committee, Mr. Stillman would qualify as an “audit committee financial expert” under the rules adopted by the Commission pursuant to the Sarbanes-Oxley Act of 2002.

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

Item 11.
Executive Compensation

The table below summarizes compensation awarded to, earned by or paid to all individuals serving as the principal executive officer of BMBM or acting in a similar capacity during the last two completed fiscal years regardless of compensation level. No individual was awarded, earned or was paid more than $100,000 for services rendered to BMBM during the last two completed fiscal year.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Timur Turlov	2017	-0-	-0-	-0-	-0-	-0-
Chief Executive Officer	2016	-0-	-0-	-0-	-0-	-0-

Mr. Turlov was appointed Chief Executive Officer of BMBM in November 2015. He also served as President of FFIN from September 2015 to May 2016. During the fiscal years ended March 31, 2017 and 2016, Mr. Turlov provided services to BMBM and FFIN on an as needed basis and received no compensation for the services he provided.

Outstanding Equity Awards at Fiscal Year-End

As of March 31, 2017, Mr. Turlov held no outstanding stock options, unvested restricted stock grants, or other shares of stock, units or other rights awarded under any equity incentive plan that had not vested or that had not been earned.

Compensation of Directors

Directors' Fees

During the fiscal years ended March 31, 2017 and 2016, we did not pay directors’ fees to any member of our board of directors. During the fiscal year ended March 31, 2017, we did however; pay $1,000 to Mr. Kerr and Mr. Stillman to compensate them for time spent compiling information for submission to securities regulators in Russia, Kazakhstan and Cyprus.

Equity Compensation

We do not currently have a fixed plan for the award of equity compensation to our directors. Equity compensation of directors, if any, is typically recommended by the compensation committee or management and is subject to approval of the full board of directors. Any equity grants to directors are to be granted at a price equal to the fair market value of our common stock on the date of the grant. We did not award any equity compensation to our directors during the year ended March 31, 2017.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

At June 29, 2017, we had 490,000,000 shares of common stock issued and outstanding. The following table sets forth the outstanding shares of common stock owned of record or beneficially by each person that owned of record, or was known by us to own beneficially, more than 5% of our issued and outstanding stock, and the name and stock holdings of each director and nominee for director, and the stock holdings of all of the executive officers and directors as a group:

Name of Person or Group(1)	Nature of Ownership	Amount	Percent

Principal Stockholders:
Timur Turlov(2)	Common Stock	434,212,446	88.6%

Directors:
Timur Turlov(2)	Common Stock	434,212,446	88.6

Jason Kerr	Common Stock	--	--

Arkady Rakhilkin	Common Stock	--	--

Leonard M. Stillman	Common Stock	--	--

Askar Tashtitov	Common Stock	480,000	*

All Executive Officers and Directors as a Group (6 persons):	Common Stock	434,882,446	88.7%
____________________

*
Less than 1%.
(1)
Unless otherwise indicated, the mailing address of each beneficial owner is c/o BMB Munai, Inc., Office 1704, 4B Building, “Nurly Tau” BC, 17 Al Farabi Ave, Almaty, Kazakhstan 050059. The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.
(2)
As discussed in Item 1. Description of Business, in connection with the acquisitions of Freedom RU, and Freedom CY, if completed, Mr. Turlov will be issued additional shares of common stock increasing his ownership in our then outstanding common stock to up to approximately 95% of the then issued and outstanding common stock of the Company.

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

Item 13.
Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

The disclosures set forth in this report in Item 1. Business regarding the acquisition of Freedom RU is incorporated by reference into this Item 13. Certain Relationships and Related Transactions and Director Independence.

During the year ended March 31, 2017, Mr. Turlov made capital contributions of $320,000 to the Company. At the time such contribution was made, Mr. Turlov was the Chief Executive Officer, Chairman of the board, and majority shareholder of the Company.

Director Independence

Our common stock is traded on the OTC Pink market and we are not subject to exchange listing requirements with respect to “independent” directors or composition of board committees. However we have chosen to use the definition of “independent director” in Section 803(A) of the NYSE MKT Company Guide to evaluate whether our directors are independent. Based upon the standards set forth in Section 803(A) of the NYSE MKT Company Guide, as of the date of this report, the board of directors has determined that following directors are independent: Jason Kerr and Leonard Stillman.

Item 14.
Principal Accountant Fees and Services

The firm of WSRP, LLC (“WSRP”) has served as our independent registered public accounting firm for the fiscal years ended March 31, 2017 and 2016. Principal accounting fees for professional services provided to us by WSRP for the fiscal years ended March 31, 2017 and 2016, are summarized as follows:

	For the year ended March 31, 2017	For the year ended March 31, 2016

Audit	$30,000	$22,180
Audit related	169,718	-
Tax	8,146	-
All other	-	-
Total	$207,864	$22,180

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

Audit Related Fees. Fees billed for professional services related to the acquisition of the Freedom Companies.

Tax Fees. Our independent registered accounting firm billed us an aggregate of $8,146 and $0 for professional services rendered for tax compliance, tax advice and tax planning within the United States for the fiscal years ended March 31, 2017 and 2016.

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

The board of directors has determined that the provision of services by our independent registered accounting firm described above is compatible with maintaining WSPR’s independence.

Item 15.
Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this report:

Financial Statements

Report of Independent Registered Public Accounting Firm – WSRP, LLC, dated June 30, 2017

Consolidated Balance Sheets as of March 31, 2017 and 2016

Consolidated Statements of Operations for the years ended March 31, 2017 and 2016

Consolidated Statements of Shareholders’ Equity for the year ended March 31, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended March 31, 2017 and 2016

Notes to the Consolidated Financial Statements

Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the financial statements or related notes.

Exhibits

Exhibit No.	Exhibit Description

2.01	Share Exchange and Acquisition Agreement between BMB Munai, Inc., and Timur Turlov dated November 23, 2015(1)
3.01	Articles of Incorporation of BMB Munai, Inc.(2)
3.02	Amendment to Articles of Incorporation of BMB Munai, Inc.(3)
3.03	By-Laws of BMB Munai, Inc. (as amended through July 8, 2010)(4)
4.01	BMB Munai, Inc. 2009 Equity Incentive Plan(5) +
14.01	Code of Ethics(6)
21.01	Schedule of Subsidiaries*
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.01	LLC IC Freedom Finance Consolidated Financial Statements for the years ended March 31, 2017 and 2016*
99.01	FFINEU Investments Limited Financial Statements for the years ended March 31, 2017 and 2016*
99.03	Pro forma financial information*
101
The following BMB Munai, Inc. financial information for the year ended March 31, 2017, formatted in XBRL (eXtensive Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.*

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

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

BMB MUNAI, INC.

Date: June 29, 2017	By:	/s/ Tumur Turlov
Timur Turlov
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Tumur Turlov	Chief Executive Officer and	June 29, 2017
Timur Turlov	Chairman

/s/ Evgeniy Ler	Chief Financial Officer	June 29, 2017
Evgeniy Ler

/s/ Jason Kerr	Director	June 29, 2017
Jason Kerr

/s/ Arkady Rahkilkin	Director	June 29, 2017
Arkady Rahkilkin

/s/ Leonard Stillman	Director	June 28, 2017
Leonard Stillman

/s/ Askar Tashtitov	Director	June 29, 2017
Askar Tashtitov

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

BMB Munai, Inc.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of BMB Munai, Inc. (the Company) as of March 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2017. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BMB Munai, Inc. as of March 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ WSRP, LLC WSRP, LLC
Salt Lake City, Utah
June 30, 2017

BMB MUNAI, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	March 31, 2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$50,537	$99,678
Restricted cash	8,533,566	8,533,566
Employee receivables	25	-
Prepaid expenses	425	50,375

Total current assets	8,584,553	8,683,619

NON-CURRENT ASSETS
Fixed assets, net	2,100	5,431

Total non-current assets	2,100	5,431

TOTAL ASSETS	$8,586,653	$8,689,050

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$205,680	$50,229
Accrued payroll and other liabilities	291	-
State taxes payable	100	100
Deferred distribution payments	8,533,566	8,533,566

Total current liabilities	8,739,637	8,583,895

COMMITMENTS AND CONTINGENCIES (Note 8)	-	-

SHAREHOLDERS’ EQUITY
Common stock - $0.001 par value; 500,000,000 shares authorized; 280,339,467 and 280,339,467 shares outstanding as of March 31, 2017 and 2016, respectively	280,340	280,340
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Additional paid in capital	775,448	455,448
Accumulated deficit	(1,208,772)	(630,633)

Total shareholders’ equity (deficit)	(152,984)	105,155

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,586,653	$8,689,050

The accompanying notes are an integral part of these consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31, 2017	Year ended March 31, 2016

REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	364,334	222,511
General and administrative	214,310	268,018
Depreciation	3,330	3,305

Total operating expenses	581,974	493,834

LOSS FROM OPERATIONS	(581,974)	(493,834)

OTHER INCOME
Interest income, net	3,935	1,595

Total other income	3,935	1,595

LOSS BEFORE INCOME TAX	(578,039)	(492,239)

Income tax benefit (expense)	(100)	240

NET LOSS	$(578,139)	$(491,999)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)
Weighted average shares outstanding	280,339,467	244,214,739

The accompanying notes are an integral part of these consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total
At March 31, 2015	224,551,913	$224,552	$275,448	$(138,634)	$361,366

Capital contributions	-	-	180,000	-	180,000
Acquisition of BMB Munai, Inc.	55,787,554	55,788	-	-	55,788
Net loss for the year	-	-	-	(491,999)	(491,999)

At March 31, 2016	280,339,467	$280,340	$455,448	$(630,633)	$105,155

Capital contributions	-	-	320,000	-	320,000
Net loss for the year	-	-	-	(578,139)	(578,139)

At March 31, 2017	280,339,467	$280,340	$775,448	$(1,208,772)	$(152,984)

The accompanying notes are an integral part of these consolidated financial statements.

BMB MUNAI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended March 31, 2017	For the year ended March 31, 2016
Cash flows from operating activities
Net loss	$(578,139)	$(491,999)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	3,330	3,305
Deferred tax liabilities	-	(240)
Changes in operating assets and liabilities:
Employee receivables	(25)	1,300
Prepaid expenses	49,950	(49,892)
Accounts payable	155,452	3,597
Accrued payroll and other liabilities	291	(4,700)
State tax payable	-	-

Net cash used in operating activities	(369,141)	(538,629)

Cash flows from investing activities
Purchase of fixed assets	-	(199)
Cash resulting from acquisition of BMB Munai, Inc.	-	8,589,354

Net cash provided by investing activities	-	8,589,155

Cash flows from financing activities
Capital contributions	320,000	180,000

Net cash provided by financing activities	320,000	180,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(49,141)	8,230,526
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,633,244	402,718
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,584,103	$8,633,244

Supplemental disclosure of Cash Flows for:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash Investing and Financing:
Assumption of liabilities in connection with acquisition of BMB Munai, Inc.	$-	$8,573,368

The accompanying notes are an integral part of these consolidated financial statements.

BMB MUNAI, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2017

NOTE 1 - DESCRIPTION OF BUSINESS

BMB Munai, Inc. (“BMBM”) is a Nevada corporation that originally incorporated in the State of Utah in 1981. From 2003 to 2011, BMBM’s business activities focused on oil and natural gas exploration and production in the Republic of Kazakhstan. In September 2011, BMBM sold all of its right, title, and interest in and to its oil and gas licenses and licensed territory to an independent third party for cash of about $170 million. The proceeds of the sale were used to, among other things, repay outstanding obligations, satisfy certain post-closing undertakings, meet ongoing expenses, and make two separate cash distributions totaling approximately $74,750,000 to its stockholders.

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

Pursuant to the Acquisition Agreement, BMBM acquired FFIN Securities, Inc., a Nevada corporation, (“FFIN”) from Mr. Turlov in exchange for 224,551,913 shares of BMBM common stock, which constituted approximately 80.1% of BMBM’s outstanding common stock after giving effect to the transaction. FFIN was incorporated in the state of Nevada on August 25, 2014 for the purpose of primarily serving brokerage clients referred from LLC IC Freedom Finance, a Russian limited company (“Freedom RU”) and its wholly owned subsidiary JSC Freedom Finance, a Kazakhstan joint stock company (“Freedom KZ”) as part of a strategy to provide these clients with access to the U.S. securities markets through a single integrated financial services firm.

In December 2015, FFIN applied to become a member of the Financial Industry Regulatory Authority (“FINRA”) and a licensed securities broker-dealer with United States Securities and Exchange Commission (“SEC”). This application was subsequently withdrawn in 2016. Through the date of this report, FFIN has not resubmitted its new membership application to FINRA. The Company continues to believe licensure as a securities broker-dealer in the U.S. may be a valuable component of our business strategy and it continues to evaluate the cost benefit, likelihood of success and appropriate timing of another application, or to otherwise become a licensed securities broker-dealer in the U.S.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements present the consolidated results of FFIN Securities, Inc., including the results of its parent, BMB Munai, Inc., starting November 24, 2015. All significant inter-company balances and transactions have been eliminated from the consolidated financial statements.

BMB MUNAI, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2017

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

Revenue and Expense Recognition

Subject to compliance with regulatory requirements and the commencement of securities broker-dealer activities, revenues and expenses from all securities transactions will be recorded on the trade date of the transaction. The Company does not participate in any proprietary securities transactions. For the year ended March 31, 2017 and 2016, the Company had not yet established an ongoing source of revenue sufficient to cover its operating costs as it pursues the FINRA application and licensure process to become a registered broker-dealer in the United States.

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

Advertising Expense

For the year ended March 31, 2017 and 2016, the Company had no expenses related to advertising. The Company does not anticipate engaging in any advertising activities until it closes the acquisition of Freedom RU or Freedom CY. At that point all costs associated with advertising will be expensed in the period incurred.

Impairment of Long Lived Assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. As of March 31, 2017 and 2016, the Company had not recorded any charges for impairment of long-lived assets.

BMB MUNAI, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2017

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

The Company will include interest and penalties arising from the underpayment of income taxes in the statement of operations in the provision for income taxes. As of March 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions. Tax years that remain subject to examination are years 2013 through 2016.

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

BMB MUNAI, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2017

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this Update define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provide related footnote disclosure requirements. Under US GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. This Update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The adoption of this FASB guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendment eliminates the deferral of certain consolidation standards for entities considered to be investment companies and modifies the consolidation analysis performed on certain types of legal entities. The adoption of this FASB guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

BMB MUNAI, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2017

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: 1. Identify the contract(s) with a customer. 2. Identify the performance obligations in the contract. 3. Determine the transaction price. 4. Allocate the transaction price to the performance obligations in the contract. 5. Recognize revenue when (or as) the entity satisfies a performance obligation. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this Update affect the guidance in the Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606) which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-11, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expenditures. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expenditures. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: 1. Identify the contract(s) with a customer. 2. Identify the performance obligations in the contract. 3. Determine the transaction price. 4. Allocate the transaction price to the performance obligations in the contract. 5. Recognize revenue when (or as) the entity satisfies a performance obligation. The amendments in this Update affect the guidance in the Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606) which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

BMB MUNAI, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2017

In October 2016, the FASB issued ASU No.2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. The amendments in this Update do not change the characteristics of a primary beneficiary in current generally accepted accounting principles (GAAP). Therefore, a primary beneficiary of a VIE has both of the following characteristics: (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash.” This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805)” Clarifying the Definition of a Business. The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this Update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the Board has developed more stringent criteria for sets without outputs. Public business entities should apply the amendments in this update to annual periods beginning after December 15, 2017, including interim periods. All other entities should apply the amendments to annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

BMB MUNAI, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2017

In January 2017, the FASB issued ASU No. 2017-04, Intangible--Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This Update also includes amendments to the Overview and Background Sections of the Codification (as discussed in Part II of the amendments) as part of the Board’s initiative to unify and improve the Overview and Background Sections across Topics and Subtopics. These changes should not affect the related guidance in these Subtopics. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2016. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities that are adopting the amendments in this Update should do so for their annual or any interim good will impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

NOTE 3 – CASH AND CASH EQUIVALENTS

As of March 31, 2017 and 2016, the cash balance totaled $8,584,103 and $8,633,244, respectively.

The Company is exposed to concentrations of credit risk related to cash deposits. The Company maintains cash at a financial institution where the total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to its limit. At any given time, the Company’s cash balance may exceed the balance insured by the FDIC. As of March 31, 2017 and 2016, $8,302,302 and $8,332,244, respectively, of the Company’s cash was in excess of FDIC limits.

As of March 31, 2017, the cash balance included restricted cash in the amount of $8,533,566 which corresponds to the deferred distribution payments liability.

NOTE 4 - SHAREHOLDERS’ EQUITY

Acquisition of FFIN

On November 23, 2015, BMBM and Mr. Turlov entered into the Acquisition Agreement, pursuant to which BMBM acquired FFIN in exchange for 224,551,913 shares of BMBM’s common stock, which constituted approximately 80.1% of its 280,339,467 shares of common stock issued and outstanding after giving effect to such acquisition.

BMB MUNAI, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2017

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

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2017, Mr. Turlov made capital contributions of $320,000 to the Company. At the time such contributions were made, Mr. Turlov was the Chief Executive Officer, Chairman of the board, and majority shareholder of the Company.

During the year ended March 31, 2016, Mr. Turlov made capital contributions of $180,000 to the Company. At the time such contributions were made, Mr. Turlov was the Chief Executive Officer, Chairman of the board, and majority shareholder of the Company.

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

At March 31, 2017 and 2016, the Company had cumulative federal operating loss carry forwards of $1,070,288 and $631,215, respectively, which will begin to expire in 2036. Certain tax attributes may be subject to an annual limitation as a result of the Acquisition Agreement, which could constitute a change in ownership as defined under Internal Revenue Code Section 382.

Deferred tax assets are recognized to the extent that these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income and tax-planning.

BMB MUNAI, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2017

The components of the provision for income tax expenses for the periods ended March 31, 2017 and 2016, are as follows:

	March 31, 2017	March 31, 2016
Current:
Federal	$-	$-
State	100	-
	100	-

Deferred:
Federal	-	(219)
State	-	(21)
	-	(240)

Total provision/(benefit) for income taxes	$100	$(240)

Components of the net deferred tax asset, including a valuation allowance, at March 31, 2017 and 2016, are as follows:

	As of March 31, 2017	As of March 31, 2016
Deferred tax assets:
Net operating loss carryforward	$398,147	$235,443
Less: Valuation allowance	(398,147)	(235,443)

Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets as of March 31, 2017 and 2016, was $398,147 and $235,443, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.

The Company is subject to United States federal and state income taxes at an approximate rate of 34% and 3.3%, respectively. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	As of March 31, 2017	As of March 31, 2016

Statutory rate	37.3%	37.3%
State taxes	(0.03%)	-
Permanent differences	(0.03%)	-
Valuation allowance	(37.22%)	(37.35%)

Total	0.02%	(0.05%)

BMB MUNAI, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2017

The components of income tax expense for the year ended March 31, 2017 and 2016, are as follows:
	For the year ended March 31, 2017	For the year ended March 31, 2016

Current tax expense	$100	$-
Deferred tax benefit	-	(240)

Total income tax (benefit) / expense	$100	$(240)

NOTE 7 – LEASE COMMITMENTS

FFIN entered into a lease agreement on January 1, 2015, for office space that expires in 30 months. At March 31, 2017, the future minimum lease payments under the lease are as follows:

Lease commitments

Fiscal year ended March 31, 2018	$7,187
Total	$7,187

FFIN’s rent expense for its office space was $28,882 and $27,900, for the fiscal years ended March 31, 2017 and 2016, respectively.

BMBM leases office space on a month-to-month basis for $250 per month.

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES

The Company had the following significant commitments and contingencies as of March 31, 2017:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Deferred distribution payable(1)(2)	$8,533,566	$8,533,566	$-	$-	$-
Office lease(3)	7,187	7,187	-	-	-
TOTAL	$8,540,753	$8,540,753	$-	$-	$-

(1)
See Note 4 – Shareholders’ Equity for additional information regarding the initial cash distribution payable and the second cash distribution payable.
(2)
This distribution is currently payable, subject to the entitled shareholder completing and submitting to the Company the necessary documentation to claim his, her or its distribution payments. The Company has no control over when, or if, an entitled shareholder will submit the necessary documentation to claim his, her, or its distribution payment.
(3)
FFIN entered into a lease agreement on January 1, 2015 for office space that expires in June 2017.

As of March 31, 2017 and March 31, 2016, the Company did not have any known contingencies.

BMB MUNAI, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2017

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to the year end, during April and June 2017, Mr. Turlov made $90,000 and $150,000 capital contributions to the Company, respectively.

On June 29, 2017, the Company closed the acquisition of Freedom RU. The acquisition of Freedom RU included the securities brokerage and financial services business conducted by it in Russia, along with its wholly owned subsidiaries: Freedom KZ, and the securities brokerage and financial services business conducted by it in Kazakhstan; LLC FFIN Bank, a Russian limited company (“FFIN Bank”), and the banking business conducted by it in Russia, LLC First Stock Sale, a Russian limited company (“FSS”), and the online securities marketplace it provides to Russian investors, and Branch Office of IC LLC Freedom Finance in Kazakhstan, a Kazakhstan limited liability company, created to act as the representative office of Freedom RU in Kazakhstan.

Pursuant to the terms of the Acquisition Agreement, the Company previously agreed to issue to Mr. Turlov 13% of its issued and outstanding common stock for his 100% interest in Freedom RU. As the Company had insufficient authorized but unissued common stock to deliver the full agreed upon consideration to Mr. Turlov at the closing of the acquisition of Freedom RU, as an accommodation to facilitate the closing, Mr. Turlov agreed to accept a partial issuance of 209,660,533 shares of common stock and to defer issuance of the balance of the shares agreed to until such time as the Company completes a reverse stock split and recapitalization to provide sufficient additional shares to issue him the percentage agreed in the Acquisition Agreement.

The Company evaluated all material events and transactions that occurred after March 31, 2017 through June 30, 2017, the date these financial statements were issued. During this period, except as disclosed herein, the Company did not have any additional material recognizable subsequent events.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

21.01	Subsidiaries
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.01	LLC IC Freedom Finance Consolidated Financial Statements for the years ended March 31, 2017 and 2016
99.02	FFINEU Investments Limited Financial Statements for the years ended March 31, 2017 and 2016
99.03	Pro forma financial information