Form 10-Q
period 2017-06-30
BMB MUNAI INC
filed 2017-08-14
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act.)	Yes	☐	No	☒

As of August 14, 2017, the registrant had 490,000,000 shares of common stock, par value $0.001, issued and outstanding.

BMB MUNAI, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1 - Unaudited Condensed Consolidated Financial Statements

BMB MUNAI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	June 30, 2017	March 31, 2017*
		(Recast)
ASSETS
Cash and cash equivalents	$34,161	$21,831
Restricted cash	14,544	12,619
Trading securities	91,228	81,575
Available-for-sale securities, at fair value	2	2
Brokerage and other receivables	19,806	481
Other assets	1,445	691
Deferred tax assets	801	1,026
Fixed assets	1,461	1,041
Goodwill	936	981
Loans issued	212	65

TOTAL ASSETS	$164,596	$120,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

Derivative liability	$-	$495
Debt securities issued	3,956	3,459
Customer liabilities	15,714	7,543
Current income tax liability	-	149
Trade payables	7,016	235
Deferred distribution payments	8,534	8,534
Securities repurchase agreement obligation	70,833	56,289
Other liabilities	529	372
TOTAL LIABILITIES	106,582	77,076

STOCKHOLDERS’ EQUITY

Common stock - $0.001 par value; 500,000,000 shares authorized; 490,000,000 shares outstanding as of June 30, 2017 and March 31, 2017, respectively	490	490
Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	-	-
Additional paid in capital	40,949	32,785
Retained earnings	25,232	16,860
Accumulated other comprehensive loss	(8,657)	(6,899)
TOTAL STOCKHOLDERS’ EQUITY	58,014	43,236

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,596	$120,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

* See Notes 1 and 3 for information regarding recast amounts and basis of financial statement presentation.

BMB MUNAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER
COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	June 30, 2017	June 30, 2016*
Revenue:		(Recast)

Fee and commission income	$2,855	$495
Net gain (loss) on trading securities	7,009	(281)
Interest income	2,584	737
Net gain on derivative	490	-
Net gain on foreign exchange operations	617	90

TOTAL REVENUE	13,555	1,041

Expense:
Interest expense	1,987	570
Fee and commission expense	238	64
Operating expense	2,911	2,057
Other expense, net	78	48

TOTAL EXPENSE	5,214	2,739

NET INCOME/(LOSS) BEFORE INCOME TAX	8,341	(1,698)

Income tax benefit	31	463

NET INCOME/ (LOSS) BEFORE NONCONTROLLING INTERESTS	$8,372	$(1,235)

Less: Net income attributable to noncontrolling interest in subsidiary	-	7
NET INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	8,372	(1,242)

OTHER COMPREHENSIVE INCOME/(LOSS)
Change in unrealized gain on investments available-for-sale, net of tax effect	$-	$3
Foreign currency translation adjustments, net of tax	(1,758)	1,038

COMPREHENSIVE INCOME/(LOSS) BEFORE NONCONTROLLING INTERESTS	$6,614	$(201)

Less: Comprehensive income attributable to noncontrolling interest in subsidiary	-	7

COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$6,614	$(208)

BASIC AND DILUTED NET INCOME/ (LOSS) PER COMMON SHARE	$0.03	$(0.00)
Weighted average shares outstanding	282,643,429	280,339,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

* See Notes 1 and 3 for information regarding recast amounts and basis of financial statement presentation.

BMB MUNAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the three months ended
	June 30, 2017	June 30, 2016*
		(Recast)
Cash Flows From Operating Activities
Net income (loss)	$8,372	$(1,235)

Adjustments to reconcile net income (loss) from operating activities:
Depreciation and amortization	65	54
Change in deferred taxes	173	(428)
Unrealized gain on trading securities	1,627	940
Net gain on derivative	(490)	-
Changes in operating assets and liabilities:
Trading securities	(15,515)	(4,757)
Brokerage and other receivables	(20,019)	250
Other assets	(810)	(1,884)
Loans issued	(155)	2
Customer liabilities	8,813	1,813
Trade payables	7,017	312
Securities repurchase agreement obligation	17,720	5,922
Other liabilities	173	1,287
Current income tax liability	(147)	(50)

Cash flows from operating activities	6,824	2,226

Cash Flows From Investing Activities
Purchase of fixed assets	(484)	(59)
Acquisition of FFIN Bank	-	(2,771)
Proceeds on sale of investments available-for-sale	-	(2)

Net cash flows used in investing activities	(484)	(2,832)

Cash Flows From Financing Activities
Proceeds from issuance of debt securities	811	-
Repurchase of debt securities	(153)	-
Proceeds from loans issued	6	1,379
Capital contributions	8,164	3,129

Net cash flows from financing activities	8,828	4,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

* See Notes 1 and 3 for information regarding recast amounts and basis of financial statement presentation.

BMB MUNAI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Effect of changes in foreign exchange rates on cash and cash equivalents	(913)	479

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,255	4,381
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,450	18,985
CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,705	$23,366

Supplemental disclosure of cash flow information:
Income tax paid	$159	$28
Cash paid for interest	1,844	583

The accompanying notes are an integral part of these condensed consolidated financial statements.

* See Notes 1 and 3 for information regarding recast amounts and basis of financial statement presentation.

BMB MUNAI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Note 1 – Description of Business

Overview

BMB Munai, Inc. (“BMBM”) is a Nevada corporation whose wholly owned subsidiaries are engaged in the securities brokerage, financial services and banking industries in Russia and Kazakhstan. On November 23, 2015, BMBM entered into a Share Exchange and Acquisition Agreement with Timur Turlov (the “Acquisition Agreement”) with the intent to build an international, broadly based brokerage and financial services firm to meet the growing demand from an increasing number of investors in Russia and Kazakhstan for access to the financial opportunities, relative stability, and comprehensive regulatory reputation of the U.S. securities markets. On November 23, 2015, BMBM acquired 100% of the outstanding common stock of FFIN Securities, Inc., (“FFIN”) from Mr. Turlov.

On June 29, 2017, BMBM closed the acquisition of LLC Investment Company Freedom Finance (Russia) (“Freedom RU”). The acquisition of Freedom RU included the securities brokerage and financial services business conducted by it in Russia, along with its wholly owned subsidiaries: JSC Freedom Finance (Kazakhstan) (“Freedom KZ”), and the securities brokerage and financial services business conducted by it in Kazakhstan; LLC FFIN Bank (Russia) (“FFIN Bank”), and the banking business conducted by it in Russia, LLC First Stock Store (Russia) (“FSS”), and the online securities marketplace it provides to Russian investors, and Branch Office of IC LLC Freedom Finance in Kazakhstan, (Kazakhstan) (“KZ Branch”) organized to serve as the representative office of Freedom RU in Kazakhstan.

Pursuant to the terms of the Acquisition Agreement, BMBM also has the right to acquire from Mr. Turlov 100% of the equity interests of FFINEU Investments Limited (Cyprus) (“Freedom CY”), and the securities brokerage and financial services business conducted by it in Cyprus. BMBM and Mr. Turlov are currently working with the Cyprus Securities and Exchange Commission to obtain necessary regulatory approval to transfer ownership to BMBM.

Unless otherwise specifically indicated or as is otherwise contextually required, BMBM, FFIN, Freedom RU, Freedom KZ, FFIN Bank, FSS and KZ Branch are collectively referred to herein as the “Company”.

The Company operates its securities brokerage and financial services businesses in Russia and Kazakhstan through Freedom RU and Freedom KZ. The Company operates its banking business in Russia through FFIN Bank. Through Freedom CY, Freedom RU and Freedom KZ provide their Russian and Kazakhstani customers access to the U.S. securities markets.

Freedom RU is a member of the Moscow and MICEX Stock Exchanges and Freedom KZ is a member of the Kazakhstan Stock Exchange and, along with FFIN Bank are subject to regulatory capital and other requirements. Freedom RU and Freedom KZ carry securities accounts for customers or perform custodial functions relating to customer securities. FFIN bank carries depository accounts for customers and performs custodial functions relating to customer deposits.

BMB MUNAI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Note 2 – Summary of Significant Accounting Policies

Accounting principles

The Company’s accounting policies and accompanying condensed consolidated financial statements conform to accounting principles generally accepted in the United States of America (US GAAP).

These financial statements have been prepared on the accrual basis of accounting.

Basis of presentation

The Company’s condensed consolidated financial statements present the consolidated accounts of BMBM, FFIN, Freedom RU, Freedom KZ, FSS, FFIN Bank and KZ Branch. All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K for the year ended March 31, 2017, which was filed with the Securities and Exchange Commission (the “Commission”) on June 30, 2017. The condensed consolidated financial information as of March 31, 2017, has been derived from the audited consolidated financial statements not included herein. Operating results for the three-month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018.

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

BMB MUNAI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Revenue and expense recognition

The Company earns interest and noninterest income from various sources, including:

●
Securities, derivatives and foreign exchange activities; and
●
Bank deposits.

The Company earns fees and commissions from:

●
Providing brokerage services;
●
Providing banking services (money transfers, foreign exchange operations and other);
●
Agency fees;
●
Revenue earned on interest-earning assets, including unearned income and the amortization/accretion of premiums or discounts recognized on debt securities, bank deposits and loans issued is recognized based on the constant effective yield of the financial instrument or based on other applicable accounting guidance; and
●
Service charges on brokerage, banking and agency services are recognized when earned. Brokerage fees and gains and losses on the sale of securities and certain derivatives are recognized on a trade-date basis.

The Company recognizes revenue when four basic criteria have been met:

●
Existence of persuasive evidence that an arrangement exists;
●
Delivery has occurred or services have been rendered;
●
The seller’s price to the buyer is fixed and determinable; and
●
Collectability is reasonably assured.

Functional currency

Management has adopted ASC 830, Foreign Currency Translation Matters as it pertains to its foreign currency translation. The Company’s functional currencies are the Russian ruble and Kazakhstani tenge, and its reporting currency is the US dollar. Monetary assets and liabilities denominated in foreign currencies are translated into US dollars using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, as of the date of these financial statements, entered into any derivative instruments to offset the impact of foreign currency fluctuations.

BMB MUNAI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Cash and cash equivalents

Cash and cash equivalents are generally comprised of certain highly liquid investments with maturities of three months or less at the date of purchase. Cash and cash equivalents include securities received under agreement to repurchase which are recorded at the amounts at which the securities were acquired or sold plus accrued interest.

Securities repurchase and reverse repurchase agreements

Securities purchased under agreements to resell (“reverse repurchase agreements”) are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will resold, including accrued interest.

An agreement to transfer a financial asset to another party in exchange for cash or other consideration and a concurrent obligation to reacquire the financial assets at a future date for an amount equal to the cash or other consideration exchanged plus interest is referred to herein as a (“repurchase agreement”). These agreements are accounted for as financing transactions. Financial assets transferred under repurchase agreements are retained in the financial statements and consideration received under these agreements is recorded as collateralized deposit received within repurchase agreements. Assets purchased under reverse repurchase agreements are recorded in the financial statements as cash placed on deposit collateralized by securities and other assets and are classified within cash and cash equivalents or due from banks.

The Company enters into securities repurchase agreements and securities lending transactions under which it receives or transfers collateral in accordance with normal market practice. Under standard terms for repurchase transactions, the recipient of collateral has the right to sell or repledge the collateral, subject to returning equivalent securities on settlement of the transaction.

Investments available-for-sale

Financial assets categorized as available-for-sale (“AFS”) are non-derivatives that are either designated as available-for-sale or not classified as (a) loans and receivables, (b) held to maturity investments or (c) trading securities.

Listed shares and listed redeemable notes held by the Company that are traded in an active market are classified as AFS and are stated at fair value. The Company has investments in unlisted shares that are not traded in an active market but that are also classified as investments AFS and stated at fair value (because Company management considers that fair value can be reliably measured). Gains and losses arising from changes in fair value are recognized in other comprehensive income and accumulated in the investments revaluation reserve, with the exception of other-than-temporary impairment losses, interest calculated using the effective interest method, dividend income and foreign exchange gains and losses on monetary assets, which are recognized in profit or loss. Where the investment is disposed of or is determined to be impaired, the cumulative gain or loss previously accumulated in the investments revaluation reserve is reclassified to profit or loss.

BMB MUNAI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Investments in nonconsolidated managed funds are accounted for at fair value based on the net asset value (“NAV”) of the funds provided by the fund managers with gains or losses included in net gain on trading securities in the Consolidated Statements of Operations and Statements of other Comprehensive Income.

Trading securities

Financial assets are classified as trading securities if the financial asset has been acquired principally for the purpose of selling it in the near term.

Trading securities are stated at fair value, with any gains or losses arising on remeasurement recognized in profit or loss. The net gain or loss recognized in profit or loss incorporates any dividend and interest earned on the financial asset and is included in ‘interest income’, in the Consolidated Statements of Operations and Statements of Other Comprehensive Income.

Debt securities issued

Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs. Subsequently, amounts due are stated at amortized cost and any difference between net proceeds and the redemption value is recognized in the Consolidated Statements of Operations and Statements of Other Comprehensive Income over the period of the borrowings using the effective interest method. If the Company purchases its own debt, it is removed from the Consolidated Balance Sheets and the difference between the carrying amount of the liability and the consideration paid is recognized in the Consolidated Statements of Operations and Statements of Other Comprehensive Income.

Brokerage and other receivables

Brokerage and other receivables comprise commissions and receivables related to the securities brokerage and banking activity of the Company. At initial recognition, brokerage and other receivables are recognized at fair value. Subsequently, brokerage and other receivables are carried at cost. Brokerage and other receivables are carried net of any allowance for impairment losses.

Impairment of long lived assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. As of June 30, 2017 and March 31, 2017, the Company had not recorded any charges for impairment of long-lived assets.

BMB MUNAI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Impairment of goodwill

As of June 30, 2017, goodwill recorded in Company's Consolidated Balance Sheets totaled $936. The Company performs an impairment review at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal the excess. In annual goodwill impairment test the Company estimated the fair value of reporting unit based on the income approach (also known as the discounted cash flow ("DCF") method) and as a result of the test, fair value of the Company's goodwill exceeded carrying amount of reporting unit's goodwill.

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

Current income tax expenses are provided for in accordance with the laws of the relevant taxing authorities. As part of the process of preparing financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. The Company accounts for income taxes using the asset and liability approach. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable for the differences that are expected to affect taxable income.

The Company will include interest and penalties arising from the underpayment of income taxes in the Consolidated Statements of Operations and Other Conprehensive Income in the provision for income taxes. As of June 30, 2017 and March 31, 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

BMB MUNAI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Financial instruments

Financial instruments are carried at fair value as described below.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement is based on the presumption that the transaction to sell the asset or transfer the liability takes place either in the principal market for the asset or liability, or in the absence of a principal market, in the most advantageous market for the asset or liability. Fair value is the current bid price for financial assets, current ask price for financial liabilities and the average of current bid and ask prices when the Company is both in short and long positions for the financial instrument. A financial instrument is regarded as quoted in an active market if quoted prices are readily and regularly available from an exchange or other institution and those prices represent actual and regularly occurring market transactions on an arm’s length basis.

Leases

Rent payable under operating leases is charged to expense on a straight-line basis over the term of the relevant lease.

Recent accounting pronouncements

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718)” (“ASU 2017-09”). ASU 2017-09 provides clarity in order to reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

BMB MUNAI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260)-Distinguishing Liabilities from Equity (Topic 480)-Derivatives and Hedging (Topic 815)”. This ASU addresses narrow issues identified as a result of the complexity associated with applying US GAAP for certain financial instruments with characteristics of liabilities and equity. The amendments in Part I of this Update that relate to liability or equity classification of financial instruments (or embedded features) affect all entities that issue financial instruments (for example, warrants or convertible instruments) that include down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. For public business entities, the amendments in Part I of this ASU No. 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this ASU No. 2017-11 are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Note 3 – Revision of Financial Statement

When preparing the consolidated financial statements for the three months ended June 30, 2017, management determined that certain amounts included in the Company’s March 31, 2017 consolidated financial statements required revision, due to closing of the acquisition of Freedom RU on June 29, 2017, which was deemed to be an entity under common control with the Company. The previously issued Consolidated Balance Sheet as of March 31, 2017 and Consolidated Statement of Operations for the three-month period ended June 30, 2016 have been revised as follows:

BMB MUNAI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	March 31, 2017
BALANCE SHEETS (RECAST)	As previously reported	Revision	As revised

ASSETS

Cash and cash equivalents	$51	$21,780	$21,831
Restricted cash	8,534	4,085	12,619
Trading securities	-	81,575	81,575
Available-for-sale securities, at fair value	-	2	2
Brokerage and other receivables	-	481	481
Other assets	-	691	691
Deferred tax assets	-	1,026	1,026
Fixed assets	2	1,039	1,041
Goodwill	-	981	981
Loans issued	-	65	65

TOTAL ASSETS	$8,587	$111,725	$120,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

Derivative liability	$-	$495	$495
Debt securities issued	-	3,459	3,459
Customer liabilities	-	7,543	7,543
Current income tax liability	-	149	149
Trade payables	206	29	235
Deferred distribution payments	8,534	-	8,534
Securities repurchase agreement obligation	-	56,289	56,289
Other liabilities	-	372	372
TOTAL LIABILITIES	8,740	68,336	77,076

STOCKHOLDERS’ EQUITY

Common stock	280	210	490
Preferred stock	-	-	-
Additional paid in capital	776	32,009	32,785
Retained earnings	(1,209)	18,069	16,860
Accumulated other comprehensive income	-	(6,899)	(6,899)
TOTAL EQUITY	(153)	43,389	43,236

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,587	$111,725	$120,312

BMB MUNAI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the three months ended June 30, 2016
STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (RECAST)	As previously reported	Revision	As reported

Revenue:
Fee and commission income	$-	$495	$495
Interest income	1	736	737
Net loss on trading securities	-	(281)	(281)
Net gain on foreign exchange operations	-	90	90

TOTAL REVENUE	1	1,040	1,041

Expense:
Interest expense	-	570	570
Fee and commission expense	-	64	64
Operating expense	251	1,806	2,057
Other expense, net	-	48	48

TOTAL EXPENSE	251	2,488	2,739

NET LOSS BEFORE INCOME TAX	(250)	(1,448)	(1,698)

Income tax benefit	-	463	463

NET INCOME/(LOSS) BEFORE NONCONTROLLING INTERESTS	$(250)	$(985)	$(1,235)

Less: Net income attributable to noncontrolling interest in subsidiary	-	7	7
NET INCOME/ (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	(250)	(992)	(1,242)

OTHER COMPREHENSIVE INCOME/ (LOSS)
Change in unrealized gain on investments available-for-sale, net of tax effect	$-	$3	$3
Foreign currency translation adjustments, net of tax	-	1,038	1,038

COMPREHENSIVE INCOME/ (LOSS) BEFORE NONCONTROLLING INTEREST	$(250)	$49	$(201)

Less: Comprehensive income attributable to noncontrolling interest in subsidiary	-	7	7

COMPREHENSIVE INCOME/ (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	(250)	42	(208)

BMB MUNAI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Note 4 – Cash and Cash Equivalents

	June 30, 2017	March 31, 2017

Securities received under agreement to repurchase	$21,332	$8,376
Current account with National Settlement Depository (Russia)	4,631	696
Current account with commercial banks	2,454	9,204
Brokerage accounts	2,369	259
Petty cash	1,507	1,476
Current account with Central Depository (Kazakhstan)	1,459	984
Current account with Central Bank (Russia)	409	645
Current account in clearing organizations	-	191

Total cash and cash equivalents	$34,161	$21,831

As of June 30, 2017 and March 31, 2017, cash and cash equivalents were not insured. As of June 30, 2017 and March 31, 2017, the cash and cash equivalents balance included collateralized securities received under agreement to repurchase which terms are presented below:

	June 30, 2017
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities received under agreement to repurchase
Corporate equity	17.89%	$12,431	$5,311	$17,742
Non-US sovereign debt	9.10%	3,554	-	3,554
Corporate debt	17.96%	32	4	36

Total		$16,017	$5,315	$21,332

	March 31, 2017
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities received under agreement to repurchase
Corporate equity	19.56%	$8,346	$25	$8,371
Corporate debt	24.00%	5	-	5

Total		$8,351	$25	$8,376

The Company’s securities received under agreements to repurchase are liquid trading securities with market quotes and significant trading volume.

BMB MUNAI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The fair value of collateral received under repurchase agreements as of June 30, 2017 and March 31, 2017, is $20,679 and $ 8,229, respectively.

Note 5 – Restricted Cash

As of June 30, 2017 and March 31, 2017, the Company’s restricted cash consisted of deferred distribution payments, cash segregated in a special custody account for the exclusive benefit of our brokerage customers and required reserves with the Central Bank of the Russian Federation which represents cash on hand balance requirements. The deferred distribution payment amount is the reserve held for distribution to shareholders who have not yet claimed their distributions from the sale of the Company’s oil and gas exploration and production operations of $8,534. Restricted cash consists of:

	June 30, 2017	March 31, 2017

Deferred distribution payments	$8,534	$8,534
Brokerage customers’ cash	5,952	4,039
Reserve with Central Bank	58	46

Total restricted cash	$14,544	$12,619

Note 6 – Trading Securities

	June 30, 2017	March 31, 2017

Trading securities:
Equity securities	$77,926	$71,691
Debt securities	13,295	9,877
Global depository receipts (“GDR”)	6	6
Net asset value of mutual investment funds	1	1

Trading securities	$91,228	$81,575

BMB MUNAI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The following table presents assets, liabilities and redeemable non-controlling interests in the consolidated financial statements or disclosed in the notes to the consolidated financial statements at fair value on a recurring basis as of June 30, 2017 and March 31, 2017:

		Fair Value Measurements at
		June 30, 2017 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant unobservable units
	June 30, 2017	(Level 1)	(Level 2)	(Level 3)

Equity securities	$77,926	$77,926	$-	$-
Debt securities	13,295	13,087	208	-
Global depository receipts (“GDR”)	6	6	-	-
Mutual investment funds	1	1	-	-

Trading securities	$91,228	$91,020	$208	$-

		Fair Value Measurements at
		March 31, 2017 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant unobservable units
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)

Equity securities	$71,691	$71,691	$-	$-
Debt securities	9,877	9,663	214	-
Global depository receipts (“GDR”)	6	6	-	-
Mutual investment funds	1	1	-	-

Trading securities	$81,575	$81,361	$214	$-

Note 7 – Deferred Tax Assets

BMBM and FFIN are subject to taxation in the U.S. Freedom RU, FFIN Bank and FSS are subject to taxation in the Russian Federation. Freedom KZ and KZ Branch are subject to taxation in Kazakhstan.

BMB MUNAI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The tax rate used for reconciliations for the three months ended June 30, 2017 and March 31, 2017, is the 20% corporate tax rate payable by corporate entities in the Russian Federation and the Republic of Kazakhstan on taxable profits under tax law in those jurisdictions.

Deferred tax assets and liabilities subject to taxation in the Russian Federation and Republic of Kazakhstan comprise:

	June 30, 2017	March 31, 2017

Deferred tax asset:

Tax losses carryforward	$2,061	$2,398
Accrued liabilities	19	20
Revaluation on trading securities	-	76

	2,080	2,494
Valuation allowance	(1,265)	(1,468)

Deferred tax assets	$815	$1,026

Deferred tax liabilities:

Revaluation on trading securities	$14	$-

Deferred tax liabilities	14	-

Net deferred tax assets	$801	$1,026

The tax rate used for reconciliations for the three months ended June 30, 2017 and March 31, 2017, is the 20% corporate tax rate payable by corporate entities in the Russian Federation and the Republic of Kazakhstan on taxable profits under tax law in those jurisdictions. During the three-months ended June 30, 2017 and 2016, the effective tax rate was equal to (0.4%) and 27%, respectively, primarily due to non-taxable gain on trading securities in Freedom KZ in the amounts of $7,795 and $1,320, respectively. During the quarters ended June 30, 2017 and 2016, the Company recognized net losses from Freedom RU trading operations in the amounts of $807 and $1,809, respectively, which are deductible for tax purposes. During the quarter ended June 30, 2017, the Company realized net income before income tax of $8,314, primarily from non-taxable revenues generated from the Company’s Freedom KZ’s trading operations, and utilized tax loss carryforwards of $203. This resulted in the Company realizing an income tax benefit during the three months ended June 30, 2017 of $31. During the quarter ended June 30, 2016, the Company realized a net loss before income tax of $1,698 resulting in an income tax benefit of $463.

BMBM and FFIN are subject to United States federal and state income taxes at an approximate rate of 34% and 3.3%, respectively.

Deferred tax assets and liabilities subject to taxation of United States federal and state income taxes comprise:

	June 30, 2017	March 31, 2017

Deferred tax asset:

Net operating loss carryforward	$509	$398
	509	398
Valuation allowance	(509)	(398)

Deferred tax assets	$-	$-

Note 8 – Derivative Liability

On December 28, 2016, Freedom RU entered into a derivative instrument agreement with a related party that included a call option feature for the purchase of shares held by Freedom RU. This call option was classified as a derivative liability in the Consolidated Balance Sheets and measured at each reporting period using the Black-Scholes Model. The gain associated with this derivative instrument is recognized as gain on a derivative instrument in the Consolidated Statements of Operations and Statements of Other Comprehensive Income. In exchange for a $2,629 premium paid upfront, this derivative instrument granted the holder the right to purchase 11.8 million shares of a top rated Russian commercial bank - Sberbank on June 14, 2017, at a strike price $3.10 per share.

BMB MUNAI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The Company recorded a derivative liability of $495 as of March 31, 2017. On June 14, 2017, the derivative instrument expired unexercised by the option holder, and the Company recognized a gain on the derivative instrument of $490.

Note 9 – Debt Securities Issued

	June 30, 2017	March 31, 2017

Debt securities issued	$9,929	$9,530
Debt securities repurchased	(6,163)	(6,145)
Accrued interest	190	74

Total	$3,956	$3,459

As of June 30, 2017 and 2016, the Company placed bonds of Freedom KZ issued under Kazakhstan law in the amounts of $9,929 and $9,530, respectively. The bonds have an 11.50% fixed annual coupon rate and a maturity date of January 21, 2019. These bonds are actively traded on the Kazakhstan Stock Exchange.

According to the initial placement document (prospectus) the Company has the right to repurchase and resell the Freedom KZ bonds at market value. During the quarter ended June 30, 2017, the Company made purchases of these redeemable debt securities in the amount of $6,163.

Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs. As of June 30, 2017 and March 31, 2017, the accrued interest included in the balance of debt securities issued totaled $190 and $74, respectively.

Note 10 – Customer Liabilities

The Company recognizes customer liabilities associated with funds held by our brokerage and bank customers. Customer liabilities consist of:

	June 30, 2017	March 31, 2017

Brokerage customers	$8,153	$4,039
Banking customers	7,561	3,504

Total	$15,714	$7,543

BMB MUNAI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Note 11 – Securities repurchase agreement obligation

Securities under repurchase agreement obligations are comprised of:

	June 30, 2017
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Overnight and continuous	Up to 30 days	30-90 days	Total

Securities sold under agreement to repurchase
Corporate debt	12.09%	$-	$13,968	$-	$13,968
Corporate equity	12.10%	13,656	41,462	1,747	56,865

Total securities sold under repurchase agreements		$13,656	$55,430	$1,747	$70,833

	March 31, 2017
	Interest rate and remaining contractual maturity of the agreements
	Average interest rate	Overnight and continuous	Up to 30 days	30-90 days	Total

Securities sold under agreement to repurchase
Corporate debt	11.83%	$14,484	$10,923	$-	$25,407
Corporate equity	13.08%	-	29,926	956	30,882

Total securities sold under repurchase agreements		$14,484	$40,849	$956	$56,289

The fair value of collateral pledged under agreements to repurchase as of June 30, 2017 and March 31, 2017, is $90,196 and $68,025, respectively.

Note 12 –Related Party Transactions

On December 28, 2016, Freedom RU entered into a derivative instrument agreement with a related party which included a call option feature. The gain or loss associated with this agreement is recognized as gain on a derivative instrument in the Consolidated Statements of Operations and Statements of Other Comprehensive Income. The Company recorded a derivative liability of $495 as of March 31, 2017. On June 14, 2017, the derivative instrument expired unexercised by the holder, and the Company recognized a gain on the derivative instrument of $490.

BMB MUNAI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

During the three-months ended June 30, 2017 and 2016, the Company earned commission income from related parties in the amounts of $661 and $24, respectively. Commission income earned from related parties is comprised primarily of brokerage commissions and agency fees for referrals of new brokerage clients to other brokers.

As of June 30, 2017 and March 31, 2017, the Company had brokerage and other receivables from related parties totaling $8,462 and $328, respectively. Brokerage and other receivables from related parties result principally from receivables related to the sale of securities totaling $7,965.

As of June 30, 2017 and March 31, 2017, the Company had customer liabilities on brokerage accounts and bank accounts of related parties totaling $8,046 and $2,249, respectively. As of June 30, 2017 and March 31, 2017, the Company had restricted customer cash on brokerage accounts and cash on bank accounts of related parties totaling $5,846 and $2,249, respectively.

As of June 30, 2017, the Company had trade payables to related parties totaling $3,536 related to the purchase of securities.

Note 13 – Stockholder’s Equity

During the three months ended June 30, 2017, Mr. Turlov made capital contributions of $240 to the Company. At the time such contributions were made, Mr. Turlov was the Chief Executive Officer, Chairman of the board, and majority shareholder of the Company.

During the three months ended June 30, 2017, Mr. Turlov made capital contributions of $7,924 to Freedom RU.

On June 29, 2017, BMBM and Mr. Turlov agreed to close the acquisition of Freedom RU. Pursuant to the terms of the Acquisition Agreement, BMBM previously agreed to issue to Mr. Turlov 13% of its issued and outstanding common stock for his 100% interest in Freedom RU.

Note 14 – Commitments and Contingent Liabilities

The table below shows approximate lease commitments and other contingent liabilities of the Company for the foreseeable period of one year ending June 30, 2018:

Contractual obligations

Deferred distribution payable (1)	$8,534
Office lease(2)	1,907

Total	$10,441

BMB MUNAI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

(1)
This distribution is currently payable, subject to the entitled shareholder completing and submitting to the Company the necessary documentation to claim his, her or its distribution payments. The Company has no control over when, or if, an entitled shareholder will submit the necessary documentation to claim his, her, or its distribution payment.
(2)
The Company has number of lease agreements for office spaces in different locations. In general, all agreements are made for a one year period with extension or termination provisions.

The Company’s rent expense for office space was $377 and $297 for the three-month ended June 30, 2017 and 2016, respectively.

Note 15 – Subsequent Events

The Company evaluated all material events and transactions that occurred after June 30, 2017 through August 14, 2017, the date these financial statements were available to be issued. Other than as disclosed below, during this period, the Company did not have any additional material recognizable subsequent events.

On August 11, 2017, the Company filed with the Commission and mailed to its shareholders a definitive information statement disclosing that on July 28, 2017, the Company’s board of directors and its controlling shareholder (Mr. Turlov) had approved the following corporate actions (the “Corporate Actions”):

●
Effect a reverse stock split of the outstanding shares of its common stock, par value $0.001, at the ratio of one-share-for-twenty-five-shares (1:25) (the “Reverse Stock Split”).
●
Amend the Company’s Articles of Incorporation, as amended, (the “Articles”) to change its name to “Freedom Holding Corp.” or such other name as the board may deem appropriate (the “Corporate Name Change”).
●
Adopt the Freedom Holding Corp. 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”).

The Corporate Actions shall take place not sooner than 20 business days following the date the definitive information statement was mailed to the Company’s shareholders. The Company anticipates the Corporate Actions will become effective sometime during its second fiscal quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the U.S. Securities and Exchange Commission (the “Commission”) including our annual report on Form 10-K filed on June 30, 2017.

Special Note About Forward-Looking Information

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) such as statements relating to our anticipated revenues and operating results, estimates used in the preparation of our financial statements, future performance, plans for future expansion, analyses, prospects, strategies, capital spending, sources of liquidity, and financing sources. Forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These forward-looking statements can sometimes be recognized by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions. Such statements are subject to known and unknown risks, uncertainties, and other factors, including the meaningful and important risks and uncertainties discussed in this report. These forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management. These statements include, among other things:

●
the ability of our subsidiaries to comply with the extensive and pervasive regulatory requirements in the various jurisdictions where they operate, including their ability to meet their minimum mandatory net capital requirements;

●
volatility of the capital markets and in economic conditions generally;

●
the ability of FFINEU Investments Limited, (“Freedom CY”) to obtain the necessary regulatory approvals to maintain its securities licenses in connection with the transfer of ownership from Mr. Turlov to us;

●
the ability of Freedom CY to maintain satisfactory clearing arrangements in the U.S. with a qualified clearing firm with the necessary licenses and clearing relationships;

●
our ability to attract and retain key management and other properly licensed and experienced personnel to satisfy applicable regulatory standards and operate our business profitably;

●
the ability of our broker dealer subsidiaries to profitably invest their proprietary funds;

●
the possible lack of interest by foreign investors to invest in securities of US publicly traded companies; and

●
our financial performance.

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

The following should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the Commission.

Overview

Through our wholly owned subsidiaries LLC Investment Company Freedom Finance (Russia) (“Freedom RU”), JSC Freedom Finance (Kazakhstan) (“Freedom KZ”), LLC FFIN Bank (Russia) (“FFIN Bank”), LLC First Stock Store (Russia) (“FSS”), and Branch Office of LLC IC Freedom Finance in Kazakhstan (Kazakhstan) (“KZ Branch”) we are engaged in the securities brokerage, financial services and banking industries in Russia and Kazakhstan.

On November 23, 2015, BMBM entered into a Share Exchange and Acquisition Agreement with Timur Turlov (the “Acquisition Agreement”) with the intent to build an international, broadly based brokerage and financial services firm to meet the growing demand from an increasing number of investors in Russia and Kazakhstan for access to the financial opportunities, relative stability, and comprehensive regulatory reputation of the U.S. securities markets. On November 23, 2015, BMBM acquired 100% of the outstanding common stock of FFIN Securities, Inc., (“FFIN”) from Mr. Turlov.

On June 29, 2017, we closed the acquisition of Freedom RU, including its wholly owned subsidiaries Freedom KZ, FFIN Bank, FSS and KZ Branch. The acquisition of Freedom RU included the securities brokerage and financial services business conducted by it in Russia, the securities brokerage and financial services business conducted by Freedom KZ in Kazakhstan; the banking business conducted by FFIN Bank in Russia and the online securities marketplace FSS provides to Russian retail investors. KZ Branch serves as the representative office of Freedom RU in Kazakhstan.

Pursuant to the terms of the Acquisition Agreement, we also have the right to acquire 100% of the equity interests of Freedom CY and the securities brokerage and financial services business conducted by it in Cyprus. We are currently working with the Cyprus Securities and Exchange Commission to obtain necessary regulatory approval to transfer ownership to us.

Throughout this report, unless otherwise indicated by the context, references herein to “we,” our,” and “us” means BMB Munai, Inc., a Nevada corporation, and its subsidiaries and predecessors. Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations all amounts are stated in thousands of U.S. dollars unless otherwise indicated.

Results of Operations

Three months ended June 30, 2017, compared to the three months ended June 30, 2016

Revenue

During the three months ended June 30, 2017 and 2016, we realized total revenue of $13,555 and $1,041 respectively. Revenue during these periods was primarily realized from net gain/(loss) on trading securities, fee and commission income, interest income, net gain on derivative and net gain on foreign exchange operations. Revenue during the first fiscal quarter 2018 was significantly higher than during the first fiscal quarter 2017 for a number of reasons. During the first fiscal quarter 2018 our net gain on trading securities increased significantly, largely as a result of providing underwriting services to Astana Bank and profitably liquidating shares of Astana Bank held in our proprietary trading accounts. During the first fiscal quarter 2018, FFIN Bank was engaged in active operations, during the first fiscal quarter 2017, the Bank was in the process of moving and preparing to engage in active operations. During the first fiscal quarter 2018, Freedom RU and Freedom KZ continued expanding their customer bases in Russia and Kazakhstan, which led to increases in overall commissions for brokerage services. Our interest income increased during the first fiscal quarter 2018 as a result of the increase in debt securities held in our own proprietary trading accounts.

Net gain on trading securities. Net gain or loss on trading securities reflects the gains and losses from trading activities in our proprietary trading accounts. Net gains or losses are comprised of realized and unrealized gains and losses. Gains or losses are realized when we close a position in a security and realize a gain or a loss on that position. Gains or losses are unrealized, and reflect the increase or decrease in the value of the securities position during the period reported, if the position remains open at the end of the period reported.

During three months ended June 30, 2017, we realized a net gain on trading securities of $7,009 compared to $281 net loss on trading securities for three months ended June 30, 2016. The main contributing factor to the increase was $8,800 in income realized from selling shares of Astana Bank held in our proprietary trading accounts, which was partially offset by unrealized loss on revaluation due to a decrease in share price of JSC Kcell held in our proprietary trading accounts in the amount of $891.

Interest income. During the three months ended June 30, 2017 and 2016, we realized interest income mainly from two sources, interest income on trading securities and interest income on cash and cash equivalents and amounts due from banks. Interest income on trading securities consisted of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading accounts. This interest income, classified as interest income on trading securities, totaled $2,060 and $737, respectively, during the three months ended June 30, 2017 and 2016. This increase was primarily the result of the increased volume of our investments in trading securities during the three months ended June 30, 2017. Interest income on cash and cash equivalents and amounts due from banks, which included interest income from reverse repurchase transactions, was $151 and $144, respectively, during the three months ended June 30, 2017 and 2016. The increase in interest income from cash and cash equivalents and amounts due from banks was the result of higher cash balances during the three months ended June 30, 2017.

Net gain on foreign exchange operations. Net gain or loss on foreign exchange operations result from the revaluation of assets and liabilities denominated in currencies other than Russian rubles. Gains and losses are realized based on the fluctuation in value between the currencies being revalued. During the three months ended June 30, 2017 and 2016, we realized net gain on foreign exchange operations of $617 and $90, respectively. This increase was attributable mainly to two factors. First, we realized a $215 gain in the revaluation of JSC Kcell securities denominated in Kazakhstani tenge to Russian rubles due to a rise in the value of the Kazakhstani tenge against the Russian ruble during the first fiscal quarter 2018. Second, we also realized a $180 gain in the revaluation of securities denominated in US dollars as a result of a decline in the value of the Kazakhstani tenge compared to the US dollar during the first fiscal quarter 2018.

Fee and commission income. During the three months ended June 30, 2017, fee and commission income increased $2,360 compared to the three months ended June 30, 2016. This increase resulted principally from increased commissions and fees for bank and brokerage services, and increased underwriting and market making services, which were partially offset by decreased agency fees. During the three months ended June 30, 2017, fees and commissions associated with bank services increased to $454 from $3 during the three months ended June 30, 2016. This increase primarily resulted from FFIN Bank commencing active operations at the beginning of fiscal 2017. In contrast, during the three months ended June 30, 2016, FFIN Bank was in the process of moving, opening new offices, arranging its capital requirements and preparing to commence active operations. Fees for bank services consisted primarily of wire transfer fees, commissions for payment processing and commissions for currency exchange operations. During the three months ended June 30, 2017, we experienced a $192 increase in commissions and fees for brokerage services. Brokerage service commissions and fees are realized from the provision of brokerage services to our customers. The increase resulted from both the growth of our customer base and increases in our client transaction volume. During the three months ended June 30, 2017, we engaged in significantly more underwriting and market making activities than during the three months ended June 30, 2016, resulting in a $1,039 increase in fees and commissions realized from underwriting and market making services. During the three months ended June 30, 2014, agency fees decreased 54% compared to the three months ended June 30, 2016 as a result of decreased referrals. Agency fees are generated when we refer clients to other brokerage companies for services.

Expenses

Operating expenses. During the three months ended June 30, 2017, operating expenses totaled $2,911 compared to operating expenses of $2,057 for the three months ended June 30, 2016. The increase was primarily attributable to higher general and administrative expenses related to growth in operations of the Company, including an $80 increase in rent expense, a $351 increase in payroll expenses and a $98 increase in advertising expenses.

Fee and commission expenses. During the three months ended June 30, 2017, we recognized fee and commission expense of $238, compared to fee and commission expense of $64 during the three months ended June 30, 2016. This increase in fee and commission expense during the three months ended June 30, 2017, was the result of a $73 increase in commission fees paid to the Central Depository and brokerage fees paid to other brokers and a $78 increase in banking services fees. These increases resulted from our increased operations. Central Depository and brokerage fees are paid for the custody of the Company’s own and customer’s securities and for processing transactions in these securities.

Interest expense. During the three months ended June 30, 2017, we recognized total interest expense of $1,987, compared to total interest expense of $570 during the three months ended June 30, 2016. The increase in interest expense mainly resulted from higher amounts of short-term financing attracted by means of repurchase agreements, totaling $1,331, and the issuance of debt securities by Freedom KZ and related interest expense totaling $103.

Net income/ (loss). For the reasons discussed above, during the three months ended June 30, 2017, we realized a net income of $8,372 compared to a net loss of $1,235 for the three months ended June 30, 2016.

Because we are growing and expanding our operations, we expect to continue to realize net income in upcoming fiscal periods. We anticipate, however, that the year-over-year rate of growth of our revenue and net income experienced during the first fiscal quarter 2018 is unsustainable and we do not expect to realize such significant increases during the remaining quarters of fiscal 2018. During the first fiscal quarter 2018, we realized significant fees and commissions and trading profits from our involvement in the Astana Bank IPO. The underwriting engagements take significant amounts of time. We continue to work on potential underwriting engagements, but currently do not have any engagements to provide underwriting services in upcoming periods, so we anticipate fee and commission income will be lower in upcoming periods until we are able to successfully underwrite additional securities offerings. We also realized significant net gain on trading securities in our proprietary trading accounts as a result of our participation in the Astana Bank IPO, which we do not anticipate duplicating during the remaining fiscal quarters of 2018. We expect interest income and operating expenses to remain fairly consistent quarter-on-quarter compared to the first fiscal quarter 2018.

Comprehensive income/(loss) attributable to common shareholders. The functional currencies of our operating subsidiaries are the Russian ruble and the Kazakhstani tenge. Our reporting currency is the US dollar. As a result of declines in the Russian ruble and the Kazakhstani tenge against the US dollar during the periods covered in this report, we realized a foreign currency translation loss of $1,758 during first fiscal quarter 2018, compared to a foreign currency translation adjustment of $1,038 during the first fiscal quarter 2017. As a result, during the first fiscal quarter 2018, we realized comprehensive income attributable to our common shareholders of $6,614, compared to a comprehensive loss attributable to our common shareholders of $201 during the first fiscal quarter 2017.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet our potential cash requirements for general business purposes. As of June 30, 2017, we had cash and cash equivalents of $34,161, compared to cash and cash equivalents of $21,831, as of March 31, 2017.  At June 30, 2017, we had total current assets (less restricted cash) of $150,052, and total current liabilities (less deferred distribution payment) of $98,048, resulting in working capital of $52,004. By comparison, at March 31, 2017, we had total current assets (less restricted cash) of $107,693 and total current liabilities (less deferred distribution payment) of $68,542, resulting in working capital of $39,151.

During the three months ended June 30, 2017, Mr. Turlov our CEO and chairman made total capital contributions to the Company of $8,164. With the closing of the Freedom RU acquisition on June 29, 2017, we anticipate that commencing in the second fiscal quarter 2018, revenue generated by our subsidiaries will be sufficient to meet our liquidity and capital resources needs.

Regulatory requirements applicable to Freedom RU, Freedom KZ and FFIN Bank require them to maintain minimum capital levels.  Their primary sources of funds for liquidity have historically consisted of existing cash balances (i.e., available liquid capital not invested in their operating businesses), capital contributions from Mr. Turlov, gains from their proprietary trading accounts, fees and commissions, and interest income. We have not agreements with Mr. Turlov to provide additional capital contributions and Mr. Turlov is under no obligation to continue to provide us capital.

Our subsidiaries monitor and manage their leverage and liquidity risk through various committees and processes they have established. They assess their leverage and liquidity risk based on considerations and assumptions of market factors, as well as factors specific to them, including the amount of available liquid capital (i.e., the amount of their cash and cash equivalents not invested in their operating business).

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

Cash Flows

During the three months ended June 30, 2017 and 2016, cash was primarily used in our core business activities, to pay for acquisition of FFIN Bank, and to cover general and administrative expenses. See below for additional discussion and analysis of cash flow.

	Three months ended June 30, 2017	Three months ended June 30, 2016

Net cash from operating activities	$6,824	$2,226
Net cash used in investing activities	(484)	(2,832)
Net cash from financing activities	8,828	4,508
Effect of changes in foreign exchange rates on cash and cash equivalents	(913)	479

NET CHANGE IN CASH AND CASH EQUIVALENTS	$14,255	$4,381

Net cash from operating activities during the three months ended June 30, 2017, was higher compared to the three months ended June 30, 2016, primarily because of changes in operating liabilities, which were comprised primarily of a $17,720 increase in securities repurchase agreement obligations, an $8,813 increase in customer liabilities, a $7,017 increase in trade payables, and changes in operating assets, which were comprised principally of a $15,515 increase in trading securities and a $20,019 increase brokerage and other receivables.

During the three months ended June 30, 2017, net cash used in investing activities was $484 compared to $2,832 during the three months ended June 30, 2016. On April 12, 2016, Freedom RU acquired the remaining 90.72% interest in FFIN Bank for $2,771. Cash used in investing activities during the three months ended June 30, 2017, is related to purchase of fixed assets.

Net cash from financing activities consisted principally of capital contributions to the Company by Mr. Turlov.

Our principal source of liquidity during the three months ended June 30, 2017 and 2016, was cash and cash equivalents, which includes reverse repurchase agreements, and trading securities. At June 30, 2017, unrestricted cash and cash equivalents totaled $34,161 compared to $21,831 at March 31, 2017.

Contractual Obligations and Contingencies

See Note 14 - Commitments and Contingent Liabilities for information regarding our significant contractual obligations and contingencies at June 30, 2017.

Off-Balance Sheet Financing Arrangements

As of June 30, 2017, we had no off-balance sheet financing arrangements.

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

Impairment of goodwill

As of June 30, 2017, goodwill recorded on our condensed consolidated balance sheets aggregated $ 936. We perform an impairment review at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal the excess. In the goodwill impairment test we estimated the fair value of reporting unit based on the income approach (also known as the discounted cash flow method) and as a result of the test, the fair value of our goodwill exceeded the carrying amount of reporting unit's goodwill.

Income taxes

The Group recognizes deferred tax liabilities and assets based on the difference between the financial statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Current income tax expenses are provided for in accordance with the laws of the relevant taxing authorities. As part of the process of preparing financial statements, the Group is required to estimate its income taxes in each of the jurisdictions in which it operates. The Group accounts for income taxes using the liability approach. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable for the differences that are expected to affect taxable income.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Because we are a smaller reporting company we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the 2013 framework of the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in timely alerting them to information required to be included in the Company’s periodic filings with the Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of the businesses of our subsidiary companies’ lawsuits and claims may be brought against them and us. While the ultimate outcome of these proceedings cannot be predicted with certainty, our management, after consultation with legal counsel representing us in these proceedings, does not expect that the resolution of these proceedings will have a material effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

We believe there are no additions to the risk factors disclosed in our annual report on Form 10-K for the year ended March 31, 2017, filed with the Commission on June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with closing the acquisition of Freedom RU on June 29, 2017, we issued 209,660,533 shares of our common stock to Timur Turlov. Upon completion of a reverse stock split, discussed in more detail in Item 5. Other Information, consistent with the terms of the Acquisition Agreement and the agreement between the Company and Mr. Turlov in connection with the Freedom RU closing, upon completion of a reverse stock split, Mr. Turlov will be issued sufficient additional shares of our common stock to increase his ownership to 93% of our issued and outstanding common stock. Without giving effect to the treatment of fractional shares created by the reverse stock split, we currently anticipate the number of post reverse stock split shares that will be issued to Mr. Turlov will be approximately 12,278,602. Prior to entering the Acquisition Agreement, there was no material relationship between Mr. Turlov and the Freedom Companies, on the one hand, and BMBM and our affiliates, on the other.

We issued the shares of common stock to Mr. Turlov in reliance on the exemptions from registration provided in Section 4(a)(2) of the Securities Act for transactions not involving any public offering and Regulation S promulgated under the Securities Act for offers and sales made outside the United States without registration. Mr. Turlov represented that he was an “accredited investor” as defined in Rule 501(a) of Regulation D and acknowledged, in writing, that the securities must be acquired and held for investment. Mr. Turlov confirmed in writing that he is a non-U.S. person, as defined in Regulation S. All certificates evidencing the shares issued bear a restrictive legend. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

Item 5. Other Information

On August 11, 2017, we filed with the Commission and mailed to our shareholders a definitive information statement disclosing that on July 28, 2017, our board of directors and our controlling shareholder (Mr. Turlov) had approved the following corporate actions (the “Corporate Actions”):

●
Effect a reverse stock split of the outstanding shares of our common stock, par value $0.001, at the ratio of one-share-for-twenty-five-shares (1:25).
●
Amend the Company’s Articles of Incorporation, as amended, to change its name to “Freedom Holding Corp.” or such other name as the Board may deem appropriate.
●
Adopt the Freedom Holding Corp. 2018 Equity Incentive Plan.

The Corporate Actions shall take place when determined by our board of directors, but in no event shall it occur sooner than 20 business days following August 11, 2017, the date the definitive information statement was mailed to our shareholders. We anticipate the Corporate Actions will be completed sometime during our second fiscal quarter.

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
101
The following BMB Munai, Inc. financial information for the periods ended June 30, 2017, formatted in XBRL (eXtensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements.
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

BMB MUNAI, INC.

Date:	August 14, 2017	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date:	August 14, 2017	/s/ Evginiy Ler
Evgeniy Ler Chief Financial Officer