Form 10-Q
period 2017-09-30
Freedom Holding Corp.
filed 2017-11-14
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

OR

☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission File Number 001-33034

FREEDOM HOLDING CORP.
(Exact name of registrant as specified in its charter)

Nevada	30-0233726
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Office 1704, 4B Building “Nurly Tau” BC 17 Al Farabi Ave
Almaty, Kazakhstan	050059
(Address of principal executive offices)	(Zip Code)

(801) 355-2227
(Registrant's telephone number, including area code) BMB Munai, Inc. (Former name, former address an former fiscal year, if changed from last report)

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

As of November 14, 2017, the registrant had 48,537,233 shares of common stock, par value $0.001, issued and outstanding.

FREEDOM HOLDING CORP.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1 - Unaudited Condensed Consolidated Financial Statements

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	September 30, 2017	March 31, 2017*
		(Recast)
ASSETS
Cash and cash equivalents	$37,871	$21,831
Restricted cash	15,255	12,619
Trading securities	179,020	81,575
Available-for-sale securities, at fair value	2	2
Brokerage and other receivables	8,098	481
Loans issued	209	65
Deferred tax assets	71	1,026
Fixed assets	1,475	1,041
Goodwill	953	981
Other assets	2,046	691

TOTAL ASSETS	$245,000	$120,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

Derivative liability	$-	$495
Debt securities issued	7,604	3,459
Customer liabilities	14,488	7,543
Current income tax liability	-	149
Trade payables	230	235
Deferred distribution payments	8,534	8,534
Securities repurchase agreement obligation	130,211	56,289
Deferred tax liabilities	230	-
Other liabilities	407	372
TOTAL LIABILITIES	161,704	77,076

STOCKHOLDERS’ EQUITY

Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 31,879,222 shares outstanding as of September 30, 2017 and 11,213,926 shares outstanding as of March 31, 2017, respectively	32	11
Additional paid in capital	41,707	33,264
Retained earnings	52,832	16,860
Accumulated other comprehensive loss	(11,275)	(6,899)
TOTAL STOCKHOLDERS’ EQUITY	83,296	43,236

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$245,000	$120,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

* See Notes 1 and 3 for information regarding recast amounts and basis of financial statement presentation.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	Three months ended September 30,		Six months ended September 30,
	2017	2016*	2017	2016*
Revenue:		(Recast)		(Recast)

Fee and commission income	$1,548	$898	$4,403	$1,393
Net gain on trading securities	32,134	3,700	39,143	3,419
Interest income	1,005	249	3,589	986
Net loss on derivatives	(670)	-	(180)	-
Net (loss)/gain on sale of fixed assets	(9)	28	(8)	28
Net gain on foreign exchange operations	934	344	1,551	434

TOTAL REVENUE	34,942	5,219	48,498	6,260

Expense:
Interest expense	3,022	782	5,009	1,352
Fee and commission expense	437	70	675	134
Operating expense	2,918	2,034	5,829	4,091
Other (income)/expense, net	(53)	79	26	127

TOTAL EXPENSE	6,324	2,965	11,539	5,704

NET INCOME BEFORE INCOME TAX	28,618	2,254	36,959	556

Income tax (expense)/benefit	(1,018)	84	(987)	547

NET INCOME BEFORE NONCONTROLLING INTERESTS	$27,600	$2,338	$35,972	$1,103

Less: Net income attributable to noncontrolling interest in subsidiary	-	-	-	7
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	27,600	2,338	35,972	1,096

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	-	3	-	6
Foreign currency translation adjustments, net of tax	(2,618)	434	(4,376)	1,481

COMPREHENSIVE INCOME BEFORE NONCONTROLLING INTERESTS	$24,982	$2,775	$31,596	$2,590

Less: Comprehensive income attributable to noncontrolling interest in subsidiary	-	-	-	7

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$24,982	$2,775	$31,596	$2,583

BASIC AND DILUTED NET INCOME PER COMMON SHARE (in US Dollars)	$1.22	$0.21	$2.12	$0.10
Weighted average shares outstanding	22,536,534	11,213,926	16,951,994	11,213,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

* See Notes 1 and 3 for information regarding recast amounts and basis of financial statement presentation.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the six months ended
	September 30, 2017	September 30, 2016*
		(Recast)
Cash Flows From Operating Activities
Net income	$35,972	$1,103

Adjustments to reconcile net income from operating activities:
Depreciation and amortization	158	138
Change in deferred taxes	1,154	(593)
Unrealized gain on trading securities	(28,733)	(2,837)
Net gain on derivative	(490)	-
Changes in operating assets and liabilities:
Due from bank	-	32
Trading securities	(70,883)	(16,158)
Brokerage and other receivables	(7,619)	(441)
Other assets	(1,374)	(51)
Loans issued	(146)	9
Customer liabilities	7,149	4,447
Trade payables	(4)	366
Securities repurchase agreement obligation	75,412	14,514
Other liabilities	48	(109)
Current income tax liability	(145)	(59)

Net cash flows from operating activities	10,499	361

Cash Flows From Investing Activities
Purchase of fixed assets	(718)	(133)
Proceeds from sale of fixed assets	8	13
Acquisition of FFIN Bank	-	(2,771)
Proceeds on sale of investments available-for-sale	-	6

Net cash flows used in investing activities	(710)	(2,885)

Cash Flows From Financing Activities
Proceeds from issuance of debt securities	10,497	-
Repurchase of debt securities	(6,613)	-
Repayment of loans	-	1,421
Capital contributions	8,464	4,914

Net cash flows from financing activities	12,348	6,335
Effect of changes in foreign exchange rates on cash and cash equivalents	(3,461)	370

NET CHANGE IN CASH AND CASH EQUIVALENTS	18,676	4,181
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,450	18,985
CASH AND CASH EQUIVALENTS, END OF PERIOD	$53,126	$23,166

Supplemental disclosure of cash flow information:
Income tax paid	$523	$101
Cash paid for interest	$5,537	$1,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

* See Notes 1 and 3 for information regarding recast amounts and basis of financial statement presentation.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Note 1 – Description of Business

Overview

Freedom Holding Corp. is a Nevada corporation (“FRHC”) and was formerly known as BMB Munai, Inc. In 2015, FRHC entered into a Share Exchange and Acquisition Agreement with Timur Turlov (the “Acquisition Agreement”) to acquire several businesses owned by Timur Turlov in exchange for controlling interest in FRHC. As the acquisitions are completed these businesses have become operating subsidiaries of FRHC. FRHC is building an international brokerage, banking, and financial services firm to meet the demand of a growing number of investors in Russia and Kazakhstan that desire financial services integration and greater access to the financial opportunities, relative stability, and integrity of the U.S. securities markets.

Pursuant to the Acquisition Agreement, FRHC acquired FFIN Securities, Inc., a Nevada corporation, (“FFIN”) from Timur Turlov and controlling interest in FRHC was transferred to him. FFIN was established to create or acquire a registered broker-dealer in the United States. At the same time, FRHC began upgrading the financial reporting capabilities of its foreign acquisition candidates to meet the regulatory standards imposed upon FRHC as an SEC registrant and pursuing the governmental approvals to permit FRHC ownership of the acquisition candidates.

In June 2017, FRHC closed the acquisition of LLC Investment Company Freedom Finance, a Russian limited liability company (“Freedom RU”) as a wholly owned subsidiary, which included three wholly owned operating subsidiaries, including JSC Freedom Finance, a Kazakhstan joint stock company (“Freedom KZ”), LLC First Stock Store, a Russian limited liability company (“Freedom 24”) and LLC FFIN Bank, a Russian limited liability company (“FFIN Bank”). Freedom RU also maintains a representative office in Kazakhstan, referred to herein as “KZ Branch.” In 2017, FFIN decided to delay application for broker-dealer registration in the United States until such time as FRHC completes integration of its foreign operating subsidiaries.

Subsequent to the quarter end, in November 2017, we received final regulatory approval to complete the acquisition of FFINEU Investments Limited, a Cyprus limited company (“Freedom CY”) and closed the acquisition of Freedom CY on November 10, 2017. We also entered into an agreement to acquire LLC Freedom Finance Ukraine, a Ukranian limited liability company (“Freedom UA”), subject to receipt of required regulatory approvals.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Freedom RU provides brokerage and financial services in the capital markets in Russia, including maintaining customer accounts, managing investment portfolios, providing financial consulting and engaging in market making activities. Freedom KZ is licensed to provide brokerage and financial services in the capital markets of Kazakhstan, including the right to maintain customer accounts, manage investment portfolios, provide financial consulting, provide underwriting services and engage in market making activities. Freedom 24 built and manages the first online securities marketplace for retail customers in Russia. Freedom 24 attracts new brokerage clients to Freedom RU through a proprietary platform and internet portal for individual investors in Russia to establish a brokerage account and buy securities. FFIN Bank is licensed to engage in consumer banking operations in the Russian Federation. Freedom CY is licensed in Cyprus to provide brokerage and financial services in Cyprus including receiving, transmitting and executing customer orders, establishing custodial accounts, engaging in foreign currency exchange services and margin lending, and trading its own investment portfolio. Freedom UA is licensed to provide securities brokerage and depository services in Ukraine, but does not engage in proprietary trading activity.

Unless otherwise specifically indicated or as is otherwise contextually required, FRHC, FFIN, Freedom RU, Freedom KZ, FFIN Bank, Freedom 24 and KZ Branch are collectively referred to herein as the “Company”.

Note 2 – Summary of Significant Accounting Policies

Accounting principles

The Company’s accounting policies and accompanying condensed consolidated financial statements conform to accounting principles generally accepted in the United States of America (US GAAP).

These financial statements have been prepared on the accrual basis of accounting.

Basis of presentation

The Company’s condensed consolidated financial statements present the consolidated accounts of FRHC, FFIN, Freedom RU, Freedom KZ, Freedom 24, FFIN Bank and KZ Branch. All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K for the year ended March 31, 2017, which was filed with the Securities and Exchange Commission (the “Commission”) on June 30, 2017. The condensed consolidated financial information as of March 31, 2017, has been derived from the audited consolidated financial statements not included herein. Operating results for the six-month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018.

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

Revenue and expense recognition

The Company earns interest and noninterest income from its proprietary trading accounts from various sources, including:

●
Securities, derivatives and foreign exchange activities;
●
Reverse repurchase agreements; and
●
Bank deposits.

Revenue earned on interest-earning assets, including unearned income and the amortization/ accretion of premiums or discounts recognized on debt securities, bank deposits and loans issued is recognized based on the constant effective yield of the financial instrument or based on other applicable accounting guidance.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Gains and losses on the sale of securities and certain derivatives are recognized on a trade-date basis.

The Company earns fees and commissions from its customers from:

●
Providing brokerage services;
●
Providing banking services (money transfers, foreign exchange operations and other); and
●
Agency fees.

The Company also earns revenues from investment banking, underwriting, market making, and bondholders’ representation services.

Service charges on brokerage, banking, agency, investment banking and market making services, are recognized when earned. Brokerage fees are recognized on a trade-date basis.

The Company recognizes revenue when four basic criteria have been met:

●
Existence of persuasive evidence that an arrangement exists;
●
Delivery has occurred or services have been rendered;
●
The seller’s price to the buyer is fixed and determinable; and
●
Collectability is reasonably assured.

Derivative financial instruments

In the normal course of business, the Company invests in various derivative financial contracts including futures. Derivatives are initially recognized at fair value at the date a derivative contract is entered into and are subsequently re-measured to their fair value at each reporting date. The fair values are estimated based on quoted market prices or pricing models that take into account the current market and contractual prices of the underlying instruments and other factors. Derivatives are carried as assets when their fair value is positive and as liabilities when it is negative. Derivatives are included in assets and liabilities at fair value through profit or loss in the consolidated balance sheet.

The Company purchases foreign currency futures contracts from financial institutions to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables. Futures are traded on Kazakhstan Stock Exchange and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

At September 30, 2017, the Company had foreign currency contracts outstanding that had a notional amount of $25,000. All gains and losses on foreign currency contracts were realized during six months ended September 30, 2017 and are included in net gain on derivative in the consolidated statements of income. The contracts have varying maturities of less than one year.

Functional currency

Management has adopted ASC 830, Foreign Currency Translation Matters as it pertains to its foreign currency translation. The Company’s functional currencies are the Russian ruble and Kazakhstani tenge, and its reporting currency is the US dollar. Monetary assets and liabilities denominated in foreign currencies are translated into US dollars using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in revenue.

Cash and cash equivalents

Cash and cash equivalents are generally comprised of certain highly liquid investments with maturities of three months or less at the date of purchase. Cash and cash equivalents include securities received under agreement to repurchase which are recorded at the amounts at which the securities were acquired or sold plus accrued interest.

Securities reverse repurchase and repurchase agreements

A reverse repurchase agreement is a transaction in which the Company purchases financial instruments from a seller, typically in exchange for cash, and simultaneously enters into an agreement to resell the same or substantially the same financial instruments to the seller for an amount equal to the cash or other consideration exchanged plus interest at a future date. Securities purchased under reverse repurchase agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be resold, including accrued interest.

A repurchase agreement is a transaction in which the Company sells financial instruments to another party, typically in exchange for cash, and simultaneously enters into an agreement to reacquire the same or substantially the same financial instruments from the buyer for an amount equal to the cash or other consideration exchanged plus interest at a future date. These agreements are accounted for as collateralized financing transactions.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Financial instruments purchased under reverse repurchase agreements are recorded in the financial statements as cash placed on deposit collateralized by securities and are classified within cash and cash equivalents. Financial instruments transferred under repurchase agreements are retained in the financial statements and are classified within trading securities and consideration received under these agreements is recorded as collateralized deposits received under repurchase agreements and classified within securities repurchase agreement obligations.

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance its inventory positions. The Company enters into these transactions in accordance with normal market practice. Under standard terms for repurchase transactions, the recipient of collateral has the right to sell or repledge the collateral, subject to returning equivalent securities on settlement of the transaction.

Investments available-for-sale

Financial assets categorized as available-for-sale (“AFS”) are non-derivatives that are either designated as available-for-sale or not classified as (a) loans and receivables, (b) held to maturity investments or (c) trading securities.

Listed shares and listed redeemable notes held by the Company that are traded in an active market are classified as AFS and are stated at fair value. The Company has investments in unlisted shares that are not traded in an active market but that are also classified as investments AFS and stated at fair value (because Company management considers that fair value can be reliably measured). Gains and losses arising from changes in fair value are recognized in other comprehensive income and accumulated in the investments revaluation reserve, with the exception of other-than-temporary impairment losses, interest calculated using the effective interest method, dividend income and foreign exchange gains and losses on monetary assets, which are recognized in the Condensed Consolidated Statements of Operations and Statements of other Comprehensive Income. Where the investment is disposed of or is determined to be impaired, the cumulative gain or loss previously accumulated in the investments revaluation reserve is reclassified to profit or loss.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Trading securities

Financial assets are classified as trading securities if the financial asset has been acquired principally for the purpose of selling it in the near term.

Trading securities are stated at fair value, with any gains or losses arising on remeasurement recognized in revenue. Changes in fair value are recognized in the Condensed Consolidated Statements of Operations and Statements of other Comprehensive Income and included in 'net gain/(loss) on trading securities'. Interest earned and dividend income are recognized in the Condensed Consolidated Statements of Operations and Statements of other Comprehensive Income and included in 'interest income', according to the terms of the contract and when the right to receive the payment has been established.

Investments in nonconsolidated managed funds are accounted for at fair value based on the net asset value (“NAV”) of the funds provided by the fund managers with gains or losses included in net gain on trading securities in the Condensed Consolidated Statements of Operations and Statements of other Comprehensive Income.

Debt securities issued

Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs. Subsequently, amounts due are stated at amortized cost and any difference between net proceeds and the redemption value is recognized in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income over the period of the borrowings using the effective interest method. If the Company purchases its own debt, it is removed from the Condensed Consolidated Balance Sheets and the difference between the carrying amount of the liability and the consideration paid is recognized in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income.

Brokerage and other receivables

Brokerage and other receivables comprise commissions and receivables related to the securities brokerage and banking activity of the Company. At initial recognition, brokerage and other receivables are recognized at fair value. Subsequently, brokerage and other receivables are carried at cost net of any allowance for impairment losses.

Impairment of long lived assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the fair value from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. As of September 30, 2017 and March 31, 2017, the Company had not recorded any charges for impairment of long-lived assets.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Impairment of goodwill

As of September 30, 2017, goodwill recorded in the Company’s Condensed Consolidated Balance Sheets totaled $953. The Company performs an impairment review at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. In its annual goodwill impairment test, the Company estimated the fair value of the reporting unit based on the income approach (also known as the discounted cash flow method) and as a result of the test the fair value of the Company’s goodwill exceeded the carrying amount of the reporting unit’s goodwill.

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

Current income tax expenses are provided for in accordance with the laws of the relevant taxing authorities. As part of the process of preparing financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. The Company accounts for income taxes using the asset and liability approach. Under this method, deferred income taxes are recognized for tax consequences in future years based on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable for the differences that are expected to affect taxable income.

The Company will include interest and penalties arising from the underpayment of income taxes in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income in the provision for income taxes. As of September 30, 2017 and March 31, 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS (Unaudited)
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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this update apply to any entity that elects to apply hedge accounting in accordance with current GAAP. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted in any interim period after issuance of the update. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Note 3 – Revision of Financial Statement

When preparing the condensed consolidated financial statements for the three and six months ended September 30, 2017, management determined that certain amounts included in the Company’s March 31, 2017 consolidated financial statements required revision, due to closing of the acquisition of Freedom RU on June 29, 2017, which was deemed to be an entity under common control with the Company. The previously issued Consolidated Balance Sheet as of March 31, 2017 and Condensed Consolidated Statement of Operations and Statements of Other Comprehensive income for the three-month and six-month period ended September 30, 2016 have been revised as follows:

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	March 31, 2017
BALANCE SHEETS (RECAST)	As previously reported	Revision	As revised

ASSETS
Cash and cash equivalents	$51	$21,780	$21,831
Restricted cash	8,534	4,085	12,619
Trading securities	-	81,575	81,575
Available-for-sale securities, at fair value	-	2	2
Brokerage and other receivables	-	481	481
Other assets	-	691	691
Deferred tax assets	-	1,026	1,026
Fixed assets	2	1,039	1,041
Goodwill	-	981	981
Loans issued	-	65	65

TOTAL ASSETS	$8,587	$111,725	$120,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

Derivative liability	$-	$495	$495
Debt securities issued	-	3,459	3,459
Customer liabilities	-	7,543	7,543
Current income tax liability	-	149	149
Trade payables	206	29	235
Deferred distribution payments	8,534	-	8,534
Securities repurchase agreement obligation	-	56,289	56,289
Other liabilities	-	372	372
TOTAL LIABILITIES	8,740	68,336	77,076

STOCKHOLDERS’ EQUITY

Preferred stock	-	-	-
Common stock	280	(269)	11
Additional paid in capital	776	32,488	33,264
Retained earnings	(1,209)	18,069	16,860
Accumulated other comprehensive income	-	(6,899)	(6,899)
TOTAL STOCKHOLDERS' EQUITY	(153)	43,389	43,236

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,587	$111,725	$120,312

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the three months ended September 30, 2016
STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (RECAST)	As previously reported	Revision	As reported

Revenue:
Fee and commission income	$-	$898	$898
Net gain on trading securities	-	3,700	3,700
Interest income	1	248	249
Net gain on sale of fixed assets	-	28	28
Net gain on foreign exchange operations	-	344	344

TOTAL REVENUE	1	5,218	5,219

Expense:
Interest expense	-	782	782
Fee and commission expense	-	70	70
Operating expense	86	1,948	2,034
Other expense, net	-	79	79

TOTAL EXPENSE	86	2,879	2,965

NET (LOSS)/INCOME BEFORE INCOME TAX	(85)	2,339	2,254

Income tax benefit	-	84	84

NET (LOSS)/INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(85)	$2,423	$2,338

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	-	3	3
Foreign currency translation adjustments, net of tax	-	434	434

COMPREHENSIVE (LOSS)/INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(85)	$2,860	$2,775

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the six months ended September 30, 2016
STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (RECAST)	As previously reported	Revision	As reported

Revenue:
Fee and commission income	$-	$1,393	$1,393
Net gain on trading securities	-	3,419	3,419
Interest income	2	984	986
Net gain on sale of fixed assets	-	28	28
Net gain on foreign exchange operations	-	434	434

TOTAL REVENUE	2	6,258	6,260

Expense:
Interest expense	-	1,352	1,352
Fee and commission expense	-	134	134
Operating expense	338	3,753	4,091
Other expense, net	-	127	127

TOTAL EXPENSE	338	5,366	5,704

NET (LOSS)/INCOME BEFORE INCOME TAX	(336)	892	556

Income tax benefit	-	547	547

NET (LOSS)/INCOME BEFORE NONCONTROLLING INTERESTS	$(336)	$1,439	$1,103

Less: Net income attributable to noncontrolling interest in subsidiary	-	7	7
NET (LOSS)/INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	(336)	1,432	1,096

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	-	6	6
Foreign currency translation adjustments, net of tax	-	1,481	1,481

COMPREHENSIVE (LOSS)/INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(336)	$2,919	$2,583

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Note 4 – Cash and Cash Equivalents

	September 30, 2017	March 31, 2017

Securities purchased under agreement to resell	$18,103	$8,376
Current account with commercial banks	9,360	9,204
Current account in clearing organizations	2,454	191
Current account with Central Depository (Kazakhstan)	2,153	984
Petty cash	1,945	1,476
Current account with National Settlement Depository (Russia)	1,654	696
Current account with Central Bank (Russia)	1,185	645
Brokerage accounts	1,017	259

Total cash and cash equivalents	$37,871	$21,831

As of September 30, 2017 and March 31, 2017, cash and cash equivalents were not insured. As of September 30, 2017 and March 31, 2017, the cash and cash equivalents balance included collateralized securities received under agreement to resell on the terms presented below:

	September 30, 2017
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under agreement to resell
Corporate equity	16.86%	$10,970	$2,490	$13,460
Corporate debt	9.04%	4,643	-	4,643

Total		$15,613	$2,490	$18,103

	March 31, 2017
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under agreement to resell
Corporate equity	19.56%	$8,346	$25	$8,371
Corporate debt	24.00%	5	-	5

Total		$8,351	$25	$8,376

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The securities received by the Company as collateral under reverse repurchase agreements (agreements to resell) are liquid trading securities with market quotes and significant trading volume.

The fair value of collateral received by the Company under reverse repurchase agreements as of September 30, 2017 and March 31, 2017, is $18,553 and $8,229, respectively.

Note 5 – Restricted Cash

As of September 30, 2017 and March 31, 2017, the Company’s restricted cash consisted of deferred distribution payments, cash segregated in a special custody account for the exclusive benefit of our brokerage customers and required reserves with the Central Bank of the Russian Federation which represents cash on hand balance requirements. The deferred distribution payment amount is the reserve held for distribution to shareholders who have not yet claimed their distributions from the sale of the Company’s oil and gas exploration and production operations of $8,534. Restricted cash consists of:

	September 30, 2017	March 31, 2017

Deferred distribution payments	$8,534	$8,534
Brokerage customers’ cash	6,669	4,039
Reserve with Central Bank	52	46

Total restricted cash	$15,255	$12,619

Note 6 – Trading Securities

	September 30, 2017	March 31, 2017

Trading securities:
Equity securities	$141,169	$71,697
Debt securities	37,597	9,877
Mutual investment funds	254	1

Trading securities	$179,020	$81,575

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The following table presents assets, liabilities and redeemable non-controlling interests in the condensed consolidated financial statements or disclosed in the notes to the consolidated financial statements at fair value on a recurring basis as of September 30, 2017 and March 31, 2017:

		Fair Value Measurements at
		September 30, 2017 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant unobservable units
	September 30, 2017	(Level 1)	(Level 2)	(Level 3)

Equity securities	$141,169	$141,169	$-	$-
Debt securities	37,597	37,409	188	-
Mutual investment funds	254	254	-	-

Trading securities	$179,020	$178,832	$188	$-

		Fair Value Measurements at
		March 31, 2017 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant unobservable units
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)

Equity securities	$71,697	$71,697	$-	$-
Debt securities	9,877	9,663	214	-
Mutual investment funds	1	1	-	-

Trading securities	$81,575	$81,361	$214	$-

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Note 7 – Securities repurchase agreement obligations

As of September 30, 2017 and March 31, 2017, trading securities included collateralized securities subject to repurchase obligations as described in the following table:

	September 30, 2017
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Overnight and continuous	Up to 30 days	30-90 days	Total

Securities sold under agreement to repurchase
Corporate debt	10.31%	$-	$36,331	$-	$36,331
Corporate equity	12.74%	-	91,728	-	91,728
Non-US sovereign debt	9.75%	-	2,152	-	2,152

Total securities sold under repurchase agreements		$-	$130,211	$-	$130,211

	March 31, 2017
	Interest rate and remaining contractual maturity of the agreements
	Average interest rate	Overnight and continuous	Up to 30 days	30-90 days	Total

Securities sold under agreement to repurchase
Corporate debt	11.83%	$14,484	$10,923	$-	$25,407
Corporate equity	13.08%	-	29,926	956	30,882

Total securities sold under repurchase agreements		$14,484	$40,849	$956	$56,289

The fair value of collateral pledged under agreements to repurchase as of September 30, 2017 and March 31, 2017, is $178,419 and $68,025, respectively.

Securities pledged as collateral by the Company under repurchase agreements are liquid trading securities with market quotes and significant trading volume.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Note 8 – Deferred Tax Assets

FRHC and FFIN are subject to taxation in the U.S. Freedom RU, FFIN Bank and Freedom 24 are subject to taxation in the Russian Federation. Freedom KZ and KZ Branch are subject to taxation in Kazakhstan.

The tax rate used for reconciliations for the six months ended September 30, 2017 and March 31, 2017, is the 20% corporate tax rate payable by corporate entities in the Russian Federation and the Republic of Kazakhstan on taxable profits under tax law in those jurisdictions.

Deferred tax assets and liabilities subject to taxation in the Russian Federation and Republic of Kazakhstan comprise:

	September 30, 2017	March 31, 2017

Deferred tax asset:

Tax losses carryforward	$1,770	$2,398
Accrued liabilities	19	20
Revaluation on trading securities	47	76
Valuation allowance	(1,144)	(1,468)

Deferred tax assets	$692	$1,026

Deferred tax liabilities:

Revaluation on trading securities	$851	$-
Deferred tax liabilities	851	-

Net deferred tax (liability)/assets	$(159)	$1,026

The tax rate used for reconciliations for the six months ended September 30, 2017 and 2016, is the 20% corporate tax rate payable by corporate entities in the Russian Federation and the Republic of Kazakhstan on taxable profits under tax law in those jurisdictions. During the six months ended September 30, 2017 and 2016, the effective tax rate was equal to 2.67% and (98.38%), respectively, primarily due to non-taxable gain on trading securities in Freedom KZ in the amounts of $35,096 and $5,610, respectively. During the six months period ended September 30, 2017, the Company realized net income before income tax of $36,959, primarily from non-taxable revenues generated from the Company’s Freedom KZ’s trading operations, and utilized tax loss carryforwards of $628. This resulted in the Company realizing an income tax expense during the six months ended September 30, 2017 of $987. During the six months ended September 30, 2016, the Company realized a net income before income tax of $556 resulting in an income tax benefit of $547, primarily from non-taxable revenues generated from Freedom KZ’s trading operations. During the six months ended September 30, 2017, the Company did not recognize tax loss carryforwards of $2,043 on operations of Freedom KZ.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

FRHC and FFIN are subject to United States federal and state income taxes at an approximate rate of 34% and 3.3%, respectively.

Deferred tax assets subject to taxation of United States federal and state income taxes comprise:

	September 30, 2017	March 31, 2017

Deferred tax asset:

Net operating loss carryforward	$580	$398
Valuation allowance	(580)	(398)

Deferred tax assets	$-	$-

As of September 30, 2017, net deferred tax liabilities in the amount of $159 were comprised of $856 of deferred tax liabilities of Freedom RU and tax assets of Freedom RU and FFIN Bank of $626 and $71, respectively.

As of March 31, 2017, net deferred tax assets in the amount of $1,026 comprised deferred tax assets of Freedom RU and FFIN Bank of $90 and $936, respectively.

Note 9 – Derivative Liability

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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The Company uses foreign currency futures contracts to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with financial institutions. Futures are traded on Kazakhstan Stock Exchange and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. During the three months ended September 30, 2017, Freedom KZ purchased foreign currency futures contracts to sell $25,000 at the weighted average exchange rate of 345.63 Kazakhstani Tenge per US dollar in December 2017 and March 2018. The Company realized a loss of $713 on foreign currency futures contracts during the six months ended September 30, 2017.

Note 10 – Debt Securities Issued

	September 30, 2017	March 31, 2017

Debt securities issued	$16,527	$9,530
Debt securities repurchased	(9,086)	(6,145)
Accrued interest	163	74

Total	$7,604	$3,459

During the six months ended September 30, 2017 and 2016, the Company placed USD indexed bonds of Freedom KZ issued under Kazakhstan law in the amounts of $7,729 and $0, respectively. The bonds have an 8.00% fixed annual coupon rate and a maturity date of June 27, 2020. These bonds are actively traded on the Kazakhstan Stock Exchange.

According to the initial placement document (prospectus) the Company has the right to repurchase and resell the Freedom KZ bonds at market value. During the six months ended September 30, 2017 and 2016, the Company made purchases of these redeemable debt securities in the amount of $1,280 and $0, respectively.

As of September 30, 2017, and March 31, 2017, the Company placed tenge - denominated bonds of Freedom KZ issued under Kazakhstan law in the amount of $8,798. The bonds have an 11.50% fixed annual coupon rate and a maturity date of January 21, 2019. These bonds are actively traded on the Kazakhstan Stock Exchange.

According to the initial placement document (prospectus) the Company has the right to repurchase and resell the Freedom KZ bonds at market value. During the six months ended September 30, 2017 and 2016, the Company made purchases of these redeemable debt securities in the amount of $2,887 and $0, respectively. During the six months ended September 30, 2017 and 2016, the Group sold these repurchased debt securities in the amount of $588 and $0, respectively.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs. As of September 30, 2017, and March 31, 2017, the accrued interest included in the balance of debt securities issued totaled $163 and $74, respectively.

Note 11 – Customer Liabilities

The Company recognizes customer liabilities associated with funds held by our brokerage and bank customers. Customer liabilities consist of:

	September 30, 2017	March 31, 2017

Brokerage customers	$8,029	$4,039
Banking customers	6,459	3,504

Total	$14,488	$7,543

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

During the six months ended September 30, 2017 and 2016, the Company earned commission income from related parties in the amounts of $1,711 and $570, respectively. Commission income earned from related parties is comprised primarily of brokerage commissions and agency fees for referrals of new brokerage clients to other brokers.

As of September 30, 2017 and March 31, 2017, the Company had brokerage and other receivables from related parties totaling $430 and $328, respectively. Brokerage and other receivables from related parties result principally from commissions receivable on the brokerage operations of related parties.

As of September 30, 2017 and March 31, 2017, the Company had customer liabilities on brokerage accounts and bank accounts of related parties totaling $3,895 and $2,249, respectively. As of September 30, 2017 and March 31, 2017, the Company had restricted customer cash on brokerage accounts and cash on bank accounts of related parties totaling $2,516 and $2,249, respectively.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Note 13 – Stockholder’s Equity

During the six months ended September 30, 2017, Mr. Turlov made capital contributions of $540 to the Company. At the time such contributions were made, Mr. Turlov was the Chief Executive Officer, Chairman of the board, and majority shareholder of the Company.

During the six months ended September 30, 2017, Mr. Turlov made capital contributions of $7,924 to Freedom RU, respectively.

On June 29, 2017, FRHC and Mr. Turlov agreed to close the acquisition of Freedom RU. Pursuant to the terms of the Acquisition Agreement, FRHC previously agreed to issue to Mr. Turlov sufficient shares of common stock to increase his ownership in the outstanding common stock of the Company to 93% in exchange for his 100% interest in Freedom RU.

Note 14 – Stock Split Disclosure

On September 6, 2017, the Company effected a one-share-for-twenty-five-shares reverse stock split of its common stock. All share and earnings per share information have been retroactively adjusted to reflect the stock split. The effect of this stock split on our EPS is as follows:

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016*
		(Recast)		(Recast)
Restated basic and diluted net income per common share:

From continuing operations	$27,600	$2,338	$35,972	$1,103

Restated net income per common share - basic and diluted (in US dollars)	$1.22	$0.21	$2.12	$0.10

Restated shares used in the calculation of net income per common share:
Basic and diluted	22,536,534	11,213,926	16,951,994	11,213,926

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Note 15 – Commitments and Contingent Liabilities

The table below shows approximate lease commitments and other contingent liabilities of the Company for the foreseeable period of one year ending September 30, 2018:

Contractual obligations

Deferred distribution payable (1)	$8,534
Office lease(2)	2,549

Total	$11,083

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

The Company’s rent expense for office space was $441 and $299 for the three months ended September 30, 2017 and 2016, respectively. The Company’s rent expense for office space was $818 and $ 596 for the six months ended September 30, 2017 and 2016, respectively.

Note 16 – Subsequent Events

The Company evaluated all material events and transactions that occurred after September 30, 2017 through November 14, 2017, the date these financial statements were available to be issued. Other than as disclosed below, during this period, the Company did not have any additional material recognizable subsequent events.

On October 6, 2017, the Company awarded restricted stock grants totaling 3,900,000 shares of its common stock to 16 employees and awarded nonqualified stock options to purchase an aggregate of 360,000 shares of its common stock to two employees. Of the 3,900,000 shares awarded pursuant to the restricted stock grant awards, 1,200,000 shares are subject to two-year vesting conditions and 2,700,000 shares are subject to three-year vesting conditions. All of the nonqualified stock options are subject to three-year vesting conditions.

On October 25, 2017, Mr. Turlov made a capital contribution of $130 to the Company. At the time this contribution was made, Mr. Turlov was the Chief Executive Officer, Chairman of the board, and majority shareholder of the Company.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

On November 1, 2017, FRHC received notification from the Cyprus Securities and Exchange Commission (“CySEC”) that it had granted final regulatory approval to allow Timur Turlov to transfer ownership of Freedom CY and the securities brokerage and financial services business conducted by it in Cyprus to the Company. Receipt of CySEC approval was the final condition necessary to close the acquisition of Freedom CY and the parties closed the acquisition of Freedom CY on November 10, 2017. In exchange for his 100% equity interest in Freedom CY and the securities brokerage and financial services business conducted by it in Cyprus, Mr Turlov was issued 12,758,011 shares of Company common stock at the closing of the acquisition and Freedom CY became a wholly owned subsidiary of the Company.

On November 1, 2017, the Company entered into a Share Exchange and Acquisition Agreement, dated November 1, 2017, with BusinessTrain, Ltd., to acquire 100% of the outstanding equity interest of LLC Freedom Finance, (formerly known as FC Ukranet, LLC), a Ukranian limited liability company (“Freedom UA”) and the securities brokerage business conducted by it in Ukraine. BusinessTrain Ltd., (“BusinessTrain”) is a third-party unrelated to the Company. The Company will acquire BusinessTrain’s interest in Freedom UA and Freedom UA will become a wholly owned subsidiary of the Company in exchange for 387,700 shares of restricted common stock of the Company. The consummation of the acquisition of Freedom UA and the delivery of Company common stock for the equity interest of Freedom UA is subject to receipt of all required regulatory approvals in Ukraine, including the approval of the National Securities and Stock Market Commission of Ukraine, of the transfer of ownership of Freedom UA and the securities brokerage business conducted by it from BusinessTrain to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the U.S. Securities and Exchange Commission (the “Commission”) including our annual report on Form 10-K filed with the Commission on June 30, 2017.

Special Note About Forward-Looking Information

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) such as statements relating to our anticipated revenues and operating results, estimates used in the preparation of our financial statements, future performance, plans for future expansion, analyses, prospects, strategies, capital spending, sources of liquidity, and financing sources. Forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These forward-looking statements can sometimes be recognized by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions. Such statements are subject to known and unknown risks, uncertainties, and other factors, including the meaningful and important risks and uncertainties discussed in this report. These forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management. These statements include, among other things:

●
the ability of our current management to effectively execute our business strategy;

●
our capability to compete with financial services companies and banks that have greater experience, financial resources and competitive advantages in the markets where we operate;

●
Timur Turlov owns the controlling interest in our common stock and therefore has the ability to direct our business with his reasonable business judgment without approval of other shareholders;

●
the capacity of our subsidiaries to comply with the extensive, pervasive and ever evolving regulatory and oversight requirements in the various jurisdictions where they operate, the failure of which could prevent us from conducting our business;

●
volatility in the domestic and international capital markets and economic conditions generally;

●
our ability to attract and retain key management and other properly licensed and experienced personnel to satisfy applicable regulatory standards and operate our business profitably; and

●
the ability of our broker dealer subsidiaries to properly manage the market and customer risks that arise from their proprietary trading and securities lending and borrowing practices.

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

Overview

We are pursuing a strategy to become a regional leader in the financial services industry, serving wealthy individuals desiring enhanced market access to international capital markets using state of the art technology platforms for their brokerage and banking needs. Under the existing regulatory regimes in Russia and Kazakhstan, Freedom RU and Freedom KZ are limited in their ability to grant their customers direct access to the U.S. securities markets. Currently, many of the customers of Freedom RU and Freedom KZ access the U.S. securities markets through Freedom CY.

Our customers are attracted to our strategy and the prospect of market access without trading through omnibus clearing accounts that are disfavored by regulators and U.S. financial institutions and diversifying portfolios to address risk management associated with political, regulatory, currency, banking, and national economic risks and uncertainties.

Our business strategy includes proprietary trading activities for our own accounts in targeted market segments and a limited number of issuers in those markets.

We carry out our business activities through our wholly-owned subsidiaries Freedom RU, and Freedom CY, and the wholly owned subsidiaries of Freedom RU, including Freedom KZ, Freedom 24 and FFIN Bank. We also own FFIN and on November 1, 2017, entered into an agreement to acquire Freedom UA, and are awaiting final regulatory approval from the National Securities and Stock Market Commission of Ukraine (“NSSMC”) of that acquisition.

Freedom RU

Freedom RU provides financial services in the capital markets in Russia, including maintaining customer accounts, managing investment portfolios, providing financial consulting and engaging in market making activities under its open-ended licenses for brokerage, dealer, depository operations and asset management activities. Freedom RU is a professional participant of the Moscow and Saint Petersburg Stock Exchanges and a member of the Russian National Association of Securities Market Participants (“NAUFOR”), a statutory self-regulatory organization with wide responsibility in regulation, supervision and enforcement of its broker-dealer, investment banking, commercial banking and other member firms in Russia. Freedom RU has 20 branch offices in various cities across Russia.

Freedom KZ

Freedom KZ is licensed to provide financial services in the capital markets of Kazakhstan, including the right to maintain customer accounts, manage investment portfolios, provide financial consulting, provide underwriting services and engage in market making activities. Freedom KZ has been a professional participant of the Kazakhstan Stock Exchange since 2006, which enables it to manage investment portfolios for its clients. Freedom KZ has 14 branch offices throughout Kazakhstan and one branch office in Kyrgyzstan.

Freedom 24

Freedom 24 built and manages the first online securities marketplace for retail customers in Russia. Freedom 24 attracts new brokerage clients to Freedom RU through a proprietary platform and internet portal for individual investors in Russia to establish a brokerage account and buy securities. We consider Freedom 24 to be one of the most dynamic financial technology projects currently available to Russian investors. Freedom 24 is also based in Moscow, Russia.

FFIN Bank

FFIN Bank is licensed to engage in banking operations in rubles and foreign currencies for individuals and legal entities. FFIN Bank provides banking services, including money transfers, foreign currency exchange operations, interbank lending, deposits, settlements and escrow services. Currently, FFIN Bank’s operation is principally focused on servicing our brokerage customers. FFIN Bank is an authorized Visa/MasterCard issuer, and a participant in the Mir payment system in Russia. FFIN Bank has introduced internet banking and mobile applications for Android/iOS for companies and individuals. In addition FFIN Bank has completed development of several investment and structured banking products (insured deposits with option feature and currency risk hedging products). FFIN Bank plans to expand its product offerings and to extend its geographical footprint to complement the Freedom RU branch locations. FFIN Bank’s has three offices in Moscow. We plan to open up to 25 new branch locations in Russia in the next 18 months.

Freedom CY

On November 10, 2017, we closed the acquisition of Freedom CY. Freedom CY is licensed in Cyprus to receive, transmit and execute customer orders, establish custodial accounts, engage in foreign currency exchange services and margin lending, and trade its own investment portfolio. Freedom CY provides transaction handling and intermediary services to Freedom RU and Freedom KZ through which our customers access international securities markets. Freedom CY has one office location.

FFIN

FFIN was established to create or acquire a registered broker-dealer in the United States. However, in 2017 we decided to delay application for broker-dealer registration in the United States until such time as we complete integration of our foreign operating subsidiaries.

Freedom UA

We are also awaiting final regulatory approval from the NSSMC to complete our acquisition of Freedom UA. Freedom UA is licensed to provide securities brokerage and depository services in Ukraine. Freedom UA does not engage in proprietary trading activity. Freedom UA has a single office location.

  We currently have approximately 31,000 brokerage customer accounts in Kazakhstan and 7,000 brokerage customer accounts in Russia. FFIN Bank has approximately 1,700 customer accounts, with total deposits of approximately $3.5 million. Our brokerage customers typically execute approximately 25,000 transactions per month, with an aggregate transaction value of approximately $1 billion. Our brokerage customers range from retail traders that frequently execute large transactions to relatively small, inactive accounts that hold securities positions long-term. Our brokerage customers principally invest in exchange-traded securities. The customers of FFIN Bank are generally individuals. Approximately 77% of the FFIN Bank customers are also Freedom RU customers.

Throughout this report, unless otherwise indicated by the context, references herein to “we,” our,” and “us” means Freedom Holding Corp., a Nevada corporation, and its subsidiaries and predecessors. Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations all amounts are stated in thousands of U.S. dollars unless otherwise indicated.

Results of Operations

Three months ended September 30, 2017, compared to the three months ended September 30, 2016

Revenue

During the three months ended September 30, 2017 and 2016, we realized total revenue of $34,942 and $5,219, respectively. Revenue during these periods was primarily realized from net gain on trading securities, interest income, fee and commission income and net gain on foreign exchange operations. Revenue during the three months ended September 30, 2017, was significantly higher than during the three months ended September 30, 2016, due to a significant increase in net gain on trading securities.

Net gain on trading securities. Net gain or loss on trading securities reflects the gains and losses from trading activities in our proprietary trading accounts. Net gains or losses are comprised of realized and unrealized gains and losses. Gains or losses are realized when we close a position in a security and realize a gain or a loss on that position. Gains or losses are unrealized, and reflect the increase or decrease in the value of the securities position during the period reported, if the position remains open at the end of the period reported. Unrealized gains may never be realized due to changes in the market or other conditions not in our control.

During the three months ended September 30, 2017, we recognized a net gain on trading securities of $32,134, which included $5,028 of realized net gain and $27,106 of unrealized net gain compared to a net gain of $3,700, which included $1,803 of net realized gain and $1,897 of unrealized net gain on trading securities for three months ended September 30, 2016. The main contributing factor to this change was increases in the share prices of JSC Kcell – Kazakhstan’s largest cellular service provider and JSC KEGOC– Kazakhstan’s largest electricity grid company held in our proprietary trading account which contributed $27,979 and $2,269 to recognized net gain on trading securities during the three months ended September 2017 and 2016, respectively.

Interest income. During the three months ended September 30, 2017 and 2016, we recorded interest income from several sources: interest income on trading securities and interest income on cash and cash equivalents, reverse repurchase transactions and amounts due from banks. Interest income on trading securities consists of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading accounts.

During the three months ended September 30, 2017, we realized interest income of $1,005 compared to $249 for the three months ended September 30, 2016. This increase was primarily due to an increase in interest income from reverse repurchase transactions in the amount of $511 as a result of our increased volume of reverse repurchase transactions and an increase in interest income on trading securities of $149.

Net gain on foreign exchange operations. Net gain or loss on foreign exchange operations result from the revaluation of assets and liabilities denominated in currencies other than Russian rubles. Gains and losses are realized based on the fluctuation in value between the currencies being revalued. During the three months ended September 30, 2017 and 2016, we realized net gain on foreign exchange operations of $934 and $344, respectively. This increase is attributable mainly to a $351 gain in the revaluation of JSC Kcell securities denominated in Kazakhstani tenge to Russian rubles due to a rise in the value of the Russian ruble against the Kazakhstani tenge during the three months ended September 30, 2017. For the same reason, we also realized a $277 gain in the revaluation of cash and cash equivalents denominated in Kazakhstani tenge during the three months ended September 30, 2017.

Fee and commission income. During the three months ended September 30, 2017, fee and commission income increased $650 compared to the three months ended September 30, 2016. This increase resulted principally from increased commissions and fees for bank and brokerage services and increased market making services. During the three months ended September 30, 2017 fees and commissions associated with bank services increased by $375. This increase primarily resulted from FFIN Bank commencing active operations at the beginning of our current fiscal year. In contrast, during the three months ended September 30, 2016, FFIN Bank was in the process of moving, opening new offices, arranging its capital requirements and preparing to commence active operations. Fees for bank services consisted primarily of wire transfer fees, commissions for payment processing and commissions for currency exchange operations. During the three months ended September 30, 2017 comparing to three months ended September 30, 2016, we experienced increases in commissions and fees for brokerage services and market-making services of $251 and $24, respectively. Brokerage service commissions and fees are realized from the provision of brokerage services to our customers. The increase resulted from both the growth of our customer base and increases in our client transaction volume.

Net loss on trading of futures. During the three months ended September 30, 2017, Freedom KZ purchased foreign currency futures contracts to sell $25,000 at the weighted average exchange rate of 345.63 KZT/USD in December 2017 and March 2018. As a result of decrease in the KZT/USD exchange rate during the three months ended September 30, 2017, we recognized a $713 loss on trading of futures during our second fiscal quarter 2018. The Company uses foreign currency futures contracts to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with financial institutions. Futures are traded on Kazakhstan Stock Exchange and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price.

Expenses

During the three months ended September 30, 2017 and 2016, we incurred total expenses of $6,324 and $2,965, respectively. Expenses during these periods was higher primarily as a result of higher operating expenses, fee and commission expense and interest expense as we continued to expand and grow our business.

Operating expenses. During the three months ended September 30, 2017, operating expenses totaled $2,918 compared to operating expenses of $2,034 for the three months ended September 30, 2016. The increase was primarily attributable to higher general and administrative expenses related to growth in our operations, including a $319 increase in payroll expenses, a $116 increase in rent expense and a $201 increase in office repair expenses. These increases were partially offset by a decrease in advertising expenses of $64.

Fee and commission expenses. During the three months ended September 30, 2017, we recognized fee and commission expense of $437, compared to fee and commission expense of $70 during the three months ended September 30, 2016. The increase was mainly associated with an increase in custody bank services of $319 and increased commission fees paid to the Central Depository, stock exchanges and brokerage fees to other brokers of $62. The higher custody bank service fees resulted from a significant increase in our position in the shares of Kcell which we purchased on international stock markets.

Interest expense. During the three months ended September 30, 2017, we recognized total interest expense of $3,022, compared to total interest expense of $782 during the three months ended September 30, 2016. The increase in interest expense was primarily attributable to higher amounts of short-term financing attracted by means of securities repurchase agreements, totaling $1,989, and the issuance of debt securities by Freedom KZ and related interest expense totaling $174.

Income tax (expense)/benefit. Because our net income before income tax increased $26,364 during the three months ended September 30, 2017 compared to the 2016 period, our income tax expense for the three months ended September 30, 2017 was $1,108, compared to a benefit from income tax of $84 during the three months ended September 30, 2016.

Net income before non-controlling interest

For the reasons discussed above, during the three months ended September 30, 2017, we realized a net income of $27,600 compared to a net income of $2,338 for the three months ended September 30, 2016.

Comprehensive income attributable to common shareholders

The functional currencies of our operating subsidiaries are the Russian ruble and the Kazakhstani tenge. Our reporting currency is the US dollar. As a result of declines in the Russian ruble and the Kazakhstani tenge against the US dollar during the periods covered in this report, we realized a foreign currency translation loss of $2,618 during our second fiscal quarter 2018, compared to a foreign currency translation gain of $434 during the our second fiscal quarter 2017. As a results, during the three month period ended September 30, 2017, we realized comprehensive income attributible to common shareholders of $24,982, compared to a comprehensive income attributable to common shareholders of $2,775 during the three months ended September 30, 2016.

Six months ended September 30, 2017, compared to the six months ended September 30, 2016

Revenue

During the six months ended September 30, 2017 and 2016, we realized total revenue of $48,498 and $6,260, respectively. Revenue during these periods was primarily realized from net gain on trading securities, interest income, fee and commission income, derivative activities and net gain on forex exchange operations. Revenue during the six months ended September 30, 2017, was significantly higher than during the six months ended September 30, 2016, due to significant increase in net gain on trading securities.

Net gain on trading securities.  During the six months ended September 30, 2017, we recognized a net gain on trading securities of $39,143, which included $10,410 of realized net gain and $28,733 of unrealized net gain, compared to a net gain of $3,419, which included $582 of realized net gain and $2,837 of unrealized net gain, on trading securities for six months ended September 30, 2016. There were two main factors that contributed to this increase. The first was the share price increases of JSC Kcell and JSC KEGOC which contributed $27,088 and $1,239, respectively, to net gain on trading securities. The second factor was $8,800 income realized from selling shares of Astana Bank held in our proprietary trading accounts.

Interest income. During the six months ended September 30, 2017 and 2016, we realized interest income of $3,589 and $986, respectively. This increase was primarily due to increased interest income from reverse repurchase transactions of $1,057 and increased interest income from investments in trading securities of $1,312.

Net gain on foreign exchange operations. During the six months ended September 30, 2017 and 2016, we realized net gain on foreign exchange operations of $1,551 and $434, respectively.  The increase is attributable mainly to a $566 gain realized on the revaluation of JSC Kcell securities denominated in Kazakhstani tenge to Russian rubles due to a rise in the value of the Russian ruble against the Kazakhstani tenge during our first two fiscal quarters 2018. Additionally, for the same reason we realized a $277 gain in the revaluation of cash and cash equivalents denominated in Kazakhstani tenge during the six months ended September 30, 2017.

Fee and commission income. During the six months ended September 30, 2017, fee and commission income increased $3,010 compared to the six months ended September 30, 2016. This increase resulted principally from increased commissions and fees for bank and brokerage services, and increased underwriting and market making services. During the six months ended September 30, 2017, we realized an $828 increase in fees and commissions associated with bank services. As noted above, this increase primarily resulted from FFIN Bank commencing active operations at the beginning of fiscal 2017. During the six months ended September 30, 2017, we experienced a $1,104 increase in commissions and fees for brokerage services. During the six months ended September 30, 2017, we engaged in significantly more underwriting and market making activities than during the six months ended September 30, 2016, resulting in a $1,078 increase in fees and commissions realized from underwriting and market making services.

Net loss on trading of futures. As noted above, because of the decrease in the KZT/USD exchange rate during the three months ended September 30, 2017, we realized a $713 loss on trading of foreign currency futures contracts during the six months ended September 30, 2017.

Expenses

During the six months ended September 30, 2017 and 2016, we incurred total expenses of $11,539 and $5,704, respectively. Expenses during these periods was higher primarily as a result of higher operating expenses, fee and commission expense and interest expense as we continued to expand and grow our business.

Operating expenses. During the six months ended September 30, 2017, operating expenses totaled $5,829 compared to operating expenses of $4,091 for the six months ended September 30, 2016. This increase was primarily attributable to higher general and administrative expenses related to growth in our operations, including a $670 increase in payroll expenses, a $196 increase in rent expense and a $201 increase in office repair expenses.

Fee and commission expenses. During the six months ended September 30, 2017, we recognized fee and commission expense of $675, compared to fee and commission expense of $134 during the six months ended September 30, 2016. The increase was mainly associated with an increase in custody bank services for $323 during the six months ended September 30, 2017, and increased commission fees paid to the Central Depository, stock exchanges and brokerage fees to other brokers of $139. The increase in custody bank services resulted from the significant increase of our position in the shares of Kcell which we purchased on international stock markets.

Interest expense. During the six months ended September 30, 2017, we recognized total interest expense of $5,009, compared to total interest expense of $1,352 during the six months ended September 30, 2016. The increase in interest expense was primarily attributed to higher amounts of short-term financing attracted by means of repurchase agreements, totaling $3,320, and the issuance of debt securities by Freedom KZ and related interest expense totaling $276.

Income tax (expense)/benefit. Because our net income before income tax increased $36,403 during the six months ended September 30, 2017 compared to the 2016 period, our income tax expense for the six months ended September 30, 2017 was $987, compared to a benefit from income tax of $547 during the six months ended September 30, 2016.

Net income before non-controlling interests

For the reasons discussed above, during the six months ended September 30, 2017, we realized net income of $35,972 compared to net income of $1,103 for the six months ended September 30, 2016.

Comprehensive income attributable to common shareholders

As a result of declines in the Russian ruble and the Kazakhstani tenge against the US dollar during the periods covered in this report, we realized a foreign currency translation loss of $4,376 during the six months ended September 30, 2017, compared to a foreign currency translation gain of $1,481 during the six months ended September 30, 2016. As a result, during the six months ended September 30, 2017, we realized comprehensive income attributable to common shareholders of $31,596, compared to a comprehensive income attributable to common shareholders of $2,583 during the six months ended September 30, 2016.

Because we are growing and expanding our operations, we expect to continue to realize higher revenues, expenses and net income year-over-year in upcoming fiscal periods. We anticipate, however, that the quarter-over-quarter rate of growth of our revenue, expenses and net income experienced during our first and second fiscal quarter 2018 is unsustainable and we do not expect to realize such significant increases during the remaining quarters of our 2018 fiscal year. As noted above, as a result of significant increases in the prices of the Kcell and KEGOC shares we hold in our proprietary trading account, we recognized a significant net gain in our trading securities, most of which is unrealized. We do not anticipate such significant gains in future periods. During the six months ended September 30, 2017, we also realized significant fees and commissions and trading profits from our involvement in the Astana Bank IPO. We continue to work on potential underwriting engagements, but currently do not have any engagements to provide underwriting services in upcoming periods, so we expect fee and commission income to be lower in upcoming periods until we are able to successfully underwrite additional securities offerings.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet our potential cash requirements for general business purposes. As of September 30, 2017, we had cash and cash equivalents of $37,871, compared to cash and cash equivalents of $21,831, as of March 31, 2017.  At September 30, 2017, we had total current assets (less restricted cash) of $227,037 and total current liabilities of $153,870, resulting in working capital of $73,167. By comparison, at March 31, 2017, we had total current assets (less restricted cash) of $104,580 and total current liabilities of $73,617, resulting in working capital of $30,963.

At September 30, 2017, we held trading securities in our proprietary trading account of $179,020 and were subject to securities repurchase obligations totaling $130,211. Of our $37,871 in cash and cash equivalents at September 30, 2017, $18,103 was subject to resell agreements. We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as other factors, including the amount of available liquid capital (i.e., the amount of their cash and cash equivalents not invested in our operating business). While we are confident in the risk management monitoring and management processes we have in place, a significant portion of our trading securities and cash and cash equivalents are subject to collateralization agreements, which potentially increases our risk of loss in the event the financial markets move materially against our positions. If this were to occur our liquidity, capitalization and business could be materially negatively impacted.

Regulatory requirements applicable to Freedom RU, Freedom KZ and FFIN Bank require them to maintain minimum capital levels.  Their primary sources of funds for liquidity have historically consisted of existing cash balances (i.e., available liquid capital not invested in their operating businesses), capital contributions from Mr. Turlov, gains from their proprietary trading accounts, fees and commissions, and interest income. During the six months ended September 30, 2017, Mr. Turlov has contributed $8,464 to capital. We have no agreements with Mr. Turlov to provide additional capital contributions and he is under no obligation to continue to provide us capital.

We have pursued an aggressive growth strategy during the past several years, and we anticipate continuing efforts to rapidly expand the footprint of our brokerage, banking and financial services business in Russia, Kazakhstan and other markets. While this strategy has led to revenue growth it also results in increased expenses and greater need for capital resources. Further growth and expansion may require greater capital resources than we currently possess, which could require us to pursue equity or debt financing from outside sources.

Cash Flows

The following table presents our cash flows for the six months ended September 30, 2017 and 2016:

	Six months ended September 30, 2017 (In thousands dollars)	Six months ended September 30, 2016 (In thousands dollars)

Net cash from operating activities	$10,499	$361
Net cash used in investing activities	(710)	(2,885)
Net cash from financing activities	12,348	6,335
Effect of changes in foreign exchange rates on cash and cash equivalents	(3,461)	370

NET CHANGE IN CASH AND CASH EQUIVALENTS	$18,676	$4,181

Net cash from operating activities during the six months ended September 30, 2017, was higher compared to the six months ended September 30, 2016, primarily because of changes in operating liabilities, which were comprised primarily of a $75,412 increase in securities repurchase agreement obligations, an $7,149 increase in customer liabilities and changes in operating assets, which were comprised principally of a $70,883 increase in trading securities and a $7,619 increase in brokerage and other receivables.

During the six months ended September 30, 2017, net cash used in investing activities was $710 compared to $2,885 during the six months ended September 30, 2016. On April 12, 2016, Freedom RU acquired the remaining 90.72% interest in FFIN Bank for $2,771. Cash used in investing activities during the six months ended September 30, 2017, is related to purchase of fixed assets.

Net cash from financing activities consisted principally of capital contributions to the Company by Mr. Turlov, proceeds from issuance of debt securities in amount of $10,497 and repurchase of debt securities in amount of $6,613.

Contractual Obligations and Contingencies

See Note 15 - Commitments and Contingent Liabilities for information regarding our significant contractual obligations and contingencies at September 30, 2017.

Off-Balance Sheet Financing Arrangements

As of September 30, 2017, we had no off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates

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

Impairment of goodwill

As of September 30, 2017, goodwill recorded on our condensed consolidated balance sheets was $953. We perform an impairment review at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal the excess. In the goodwill impairment test we estimated the fair value of reporting unit based on the income approach (also known as the discounted cash flow method) and as a result of the test, the fair value of our goodwill exceeded the carrying amount of reporting unit's goodwill.

Income taxes

We recognize deferred tax liabilities and assets based on the difference between the financial statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Current income tax expenses are provided for in accordance with the laws of the relevant taxing authorities. As part of the process of preparing financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes using the liability approach. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable for the differences that are expected to affect taxable income.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Because we are a smaller reporting company we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the 2013 framework of the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in timely alerting them to information required to be included in our periodic filings with the Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three and six months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as reported in Current Reports on Form 8-K we filed with the Commission, we did not sale any unregistered shares of our equity securities during the quarter ended September 30, 2017.

As disclosed in a Current Report on Form 8-K filed by us with the Commission on November 6, 2017, and elsewhere in this report, on November 1, 2017, final regulatory approval was received to allow Timur Turlov to transfer to us his 100% equity ownership interest of Freedom CY. On November 10, 2017, in connection with closing the Freedom CY acquisition, and in accordance with the terms of the Acquisition Agreement, Mr. Turlov was issued 12,758,011 shares of our restricted common stock in exchange for his 100% equity interest in Freedom CY and the securities brokerage and financial services business conducted by it in Cyprus, and Freedom CY became our wholly owned subsidiary. A copy of the Acquisition Agreement was filed as Exhibit 2.01 to the Current Report on Form 8-K filed by us with the Commission on November 23, 2015, as amended, and is incorporated herein by this reference.

The shares of common stock issued to Mr. Turlov in connection with the Freedom CY closing were issued in reliance on the exemptions from registration provided in Section 4(a)(2) of the Securities Act for transactions not involving any public offering and Regulation S promulgated under the Securities Act for offers and sales made outside the United States without registration. Mr. Turlov represented that he is an “accredited investor” as defined in Rule 501(a) of Regulation D and acknowledged, in writing, that the securities must be acquired and held for investment. Mr. Turlov has confirmed in writing that he is a non-U.S. person, as defined in Regulation S. All certificates evidencing the shares issued bear a restrictive legend. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

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
101
The following Freedom Holding Corp, financial information for the periods ended June 30, 2017, formatted in XBRL (eXtensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements.
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

FREEDOM HOLDING CORP.

Date:	November 14, 2017	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date:	November 14, 2017	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer