Form 10-Q
period 2017-12-31
Freedom Holding Corp.
filed 2018-02-14
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017

OR

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of February 14, 2018, the registrant had 52,606,600 shares of common stock, par value $0.001, issued and outstanding.

FREEDOM HOLDING CORP.
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION	Page

Item 1. Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2017 and March 31, 2017	3

Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss) for the Three and Nine Months Ended December 31, 2017 and 2016	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2017 and 2016	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Qualitative and Quantitative Disclosures About Market Risk	45

Item 4. Controls and Procedures	45

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	45

Item 1A. Risk Factors	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 6. Exhibits	46

Signatures	47

PART I - FINANCIAL INFORMATION
Item 1 - Unaudited Condensed Consolidated Financial Statements

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	December 31, 2017	March 31, 2017*
		(Recast)
ASSETS
Cash and cash equivalents	$34,847	$22,616
Restricted cash	14,138	12,749
Trading securities	199,207	81,575
Available-for-sale securities, at fair value	2	2
Brokerage and other receivables	2,922	514
Loans issued	250	65
Deferred tax assets	325	1,026
Fixed assets	2,028	1,096
Goodwill	1,856	981
Other assets	3,271	739

TOTAL ASSETS	$258,846	$121,363

LIABILITIES AND STOCKHOLDERS’ EQUITY

Derivative liability	$-	$495
Debt securities issued	10,625	3,459
Customer liabilities	13,911	7,635
Current income tax liability	-	149
Trade payables	2,218	545
Deferred distribution payments	8,534	8,534
Securities repurchase agreement obligation	137,436	56,289
Other liabilities	599	370
TOTAL LIABILITIES	173,323	77,476

Commitments and Contingencies (Note 17)	-	-

STOCKHOLDERS’ EQUITY

Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 52,606,600 shares outstanding as of December 31, 2017 and 11,213,926 shares outstanding as of March 31, 2017, respectively	52	11
Additional paid in capital	56,533	34,659
Retained earnings	38,684	16,154
Accumulated other comprehensive loss	(9,746)	(6,937)
TOTAL STOCKHOLDERS’ EQUITY	85,523	43,887

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$258,846	$121,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

* See Notes 1 and 3 for information regarding recast amounts and basis of financial statement presentation.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME/(LOSS) (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	Three months ended December 31,		Nine months ended December 31,
	2017	2016*	2017	2016*
Revenue:		(Recast)		(Recast)

Fee and commission income	$1,999	$1,116	$6,412	$2,462
Net gain/(loss) on trading securities	(8,318)	1,164	30,825	4,583
Interest income	2,853	724	6,442	1,710
Net gain on derivatives	867	-	687	-
Net gain on sale of fixed assets	16	-	8	28
Net gain/(loss) on foreign exchange operations	424	(138)	1,957	296

TOTAL REVENUE, NET	(2,159)	2,866	46,331	9,079

Expense:
Interest expense	4,487	1,120	9,499	2,472
Fee and commission expense	795	129	1,474	216
Operating expense	5,983	2,461	12,113	6,694
Other expense, net	105	141	131	267

TOTAL EXPENSE	11,370	3,851	23,217	9,649
NET INCOME/(LOSS) BEFORE INCOME TAX	(13,529)	(985)	23,114	(570)

Income tax (expense)/benefit	403	413	(584)	960

NET INCOME/(LOSS) BEFORE NONCONTROLLING INTERESTS	$(13,126)	$(572)	$22,530	$390

Less: Net income attributable to noncontrolling interest in subsidiary	-	-	-	7
NET INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	(13,126)	(572)	22,530	383

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	-	(276)	-	(270)
Foreign currency translation adjustments, net of tax	1,529	453	(2,809)	1,933

COMPREHENSIVE INCOME/(LOSS) BEFORE NONCONTROLLING INTERESTS	$(11,597)	$(395)	$19,721	$2,053

Less: Comprehensive income attributable to noncontrolling interest in subsidiary	-	-	-	7

COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(11,597)	$(395)	$19,721	$2,046
BASIC AND DILUTED NET INCOME/(LOSS) PER COMMON SHARE (In US Dollars)	$(0.29)	$(0.05)	$0.86	$0.03
Weighted average shares outstanding	45,018,578	11,213,926	26,341,542	11,213,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

* See Notes 1 and 3 for information regarding recast amounts and basis of financial statement presentation.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the nine months ended
	December 31, 2017	December 31, 2016*
		(Recast)
Cash Flows From Operating Activities
Net income	$22,530	$390

Adjustments to reconcile net income used in operating activities:
Depreciation and amortization	198	156
Change in deferred taxes	672	(974)
Stock compensation expense	792	-
Unrealized gain on trading securities	(19,542)	(2,837)
Net gain on derivative	(490)	-
Changes in operating assets and liabilities:
Trading securities	(105,258)	(32,179)
Brokerage and other receivables	(2,161)	(236)
Loans issued	(185)	21
Other assets	(2,532)	(7)
Customer liabilities	6,215	2,278
Current income tax liability	(144)	(50)
Trade payables	1,381	64
Securities repurchase agreement obligation	85,814	27,121
Other liabilities	602	(91)

Net cash flows used in operating activities	(12,108)	(6,344)

Cash Flows From Investing Activities
Purchase of fixed assets	(1,125)	(145)
Acquisition of Freedom UA, net of cash received	432	-
Proceeds from sale of fixed assets	8	13
Acquisition of FFIN Bank	-	(2,771)
Proceeds on sale of investments available-for-sale	-	140
Net cash flows used in investing activities	(685)	(2,763)
Cash Flows From Financing Activities
Proceeds from issuance of debt securities	9,853	6,618
Repurchase of debt securities	(2,449)	(2,425)
Proceeds from issuance of common stock	-	6,574
Proceeds from private placement	11,045	-
Capital contributions	8,594	368

Net cash flows from financing activities	27,043	11,135
Effect of changes in foreign exchange rates on cash and cash equivalents	(630)	2,182

NET CHANGE IN CASH AND CASH EQUIVALENTS	13,620	4,210
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,365	19,380
CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,985	$23,590

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the nine months ended
	December 31, 2017	December 31, 2016*
		(Recast)
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,467	$2,287
Income tax paid	$583	$124

Non-cash investing and financing activities:

Common stock issued for acquisition of Freedom UA	$1,485	$-
Assets received from acquisition of Freedom UA	$1,229	$-
Liabilities assumed from acquisition of Freedom UA	$176	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

* See Notes 1 and 3 for information regarding recast amounts and basis of financial statement presentation.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Note 1 – Description of Business

Overview

Freedom Holding Corp. is a Nevada corporation (“FRHC”). In 2015, FRHC entered into a Share Exchange and Acquisition Agreement with Timur Turlov (the “Acquisition Agreement”) to acquire several businesses owned by Timur Turlov in exchange for controlling interest in FRHC. As the acquisitions are completed these businesses have become operating subsidiaries of FRHC. FRHC is building an international brokerage, banking, and financial services firm to meet the demand of a growing number of investors in Russia, Kazakhstan, Ukraine, Kyrgyzstan and Cyprus that desire financial services integration and greater access to the financial opportunities, relative stability, and integrity of the U.S. securities markets.

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

In June 2017, FRHC closed the acquisition of LLC Investment Company Freedom Finance, a Russian limited liability company (“Freedom RU”) as a wholly owned subsidiary. This acquisition included the acquisition of three wholly owned operating subsidiaries of Freedom RU, including JSC Freedom Finance, a Kazakhstan joint stock company (“Freedom KZ”), LLC First Stock Store, a Russian limited liability company (“Freedom 24”) and LLC FFIN Bank, a Russian limited liability company (“FFIN Bank”). Freedom RU also maintains a representative office in Kazakhstan, referred to herein as “KZ Branch.”

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

On November 1, 2017, FRHC received notification from the Cyprus Securities and Exchange Commission (“CySEC”) that it had granted final regulatory approval to allow Timur Turlov to transfer ownership of Freedom CY and the securities brokerage and financial services business conducted by it in Cyprus to FRHC. Receipt of CySEC approval was the final condition necessary to close the acquisition of Freedom CY and the parties closed the acquisition of Freedom CY on November 10, 2017. In exchange for his 100% equity interest in Freedom CY and the securities brokerage and financial services business conducted by it in Cyprus, Mr Turlov was issued 12,758,011 shares of FRHC common stock at the closing of the acquisition and Freedom CY became a wholly owned subsidiary of FRHC.

On November 1, 2017, FRHC entered into a Share Exchange and Acquisition Agreement with BusinessTrain Ltd. to acquire 100% of the outstanding equity interest of LLC Freedom Finance Ukraine, a Ukrainian limited liability company, formerly known as FC Ukranet LLC, (“Freedom UA”) and the securities brokerage business conducted by it in Ukraine in exchange for 387,700 shares of restricted common stock of FRHC. Completion of the acquisition required approval of the National Securities and Stock Market Commission of Ukraine, which was received on January 30, 2018.

Freedom RU provides brokerage and financial services in the capital markets in Russia, including maintaining customer accounts, managing investment portfolios, providing financial consulting and engaging in market making activities. Freedom KZ is licensed to provide brokerage and financial services in the capital markets of Kazakhstan, including the right to maintain customer accounts, manage investment portfolios, provide financial consulting, provide underwriting services and engage in market making activities. We formed Freedom 24, as a startup to build and manage the first online securities marketplace for retail customers in Russia. Freedom 24 attracts new brokerage clients to Freedom RU through a proprietary platform and internet portal for individual investors in Russia to establish a brokerage account and buy securities. FFIN Bank is licensed to engage in consumer banking operations in the Russian Federation and focuses on provided banking services to the customers of the Company’s subsidiaries. Freedom CY is licensed in Cyprus to provide brokerage and financial services in Cyprus including receiving, transmitting and executing customer orders, establishing custodial accounts, engaging in foreign currency exchange services and margin lending, and trading its own investment portfolio. Freedom UA is licensed to provide securities brokerage and depository services in Ukraine.

Unless otherwise specifically indicated or as is otherwise contextually required, FRHC, FFIN, Freedom RU, Freedom KZ, FFIN Bank, Freedom CY, Freedom UA, Freedom 24 and KZ Branch are collectively referred to herein as the “Company”.

Note 2 – Summary of Significant Accounting Policies

Accounting principles

The Company’s accounting policies and accompanying condensed consolidated financial statements conform to accounting principles generally accepted in the United States of America (US GAAP).

These financial statements have been prepared on the accrual basis of accounting.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Basis of presentation

The Company’s condensed consolidated financial statements present the consolidated accounts of FRHC, FFIN, Freedom RU, Freedom KZ, Freedom 24, FFIN Bank, Freedom CY, Freedom UA and KZ Branch. All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements.

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K for the year ended March 31, 2017, which was filed with the Securities and Exchange Commission (the “Commission”) on June 30, 2017. The condensed consolidated financial information as of March 31, 2017, has been derived from the audited consolidated financial statements not included herein. Operating results for the nine-month period ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018.

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

FREEDOM HOLDING CORP.

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
●
The seller’s price to the buyer is fixed and determinable; and
●
Collectability is reasonably assured.

Derivative financial instruments

In the normal course of business, the Company invests in various derivative financial contracts including futures. Derivatives are initially recognized at fair value at the date a derivative contract is entered into and are subsequently re-measured to their fair value at each reporting date. The fair values are estimated based on quoted market prices or pricing models that take into account the current market and contractual prices of the underlying instruments and other factors. Derivatives are carried as assets when their fair value is positive and as liabilities when it is negative. Derivatives are included in assets and liabilities at fair value through profit or loss in the condensed consolidated balance sheet.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The Company purchases foreign currency futures contracts from financial institutions to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables and also purchases foreign currency futures contracts for speculative purposes. Futures are traded on the Kazakhstan Stock Exchange and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price.

All gains and losses on foreign currency contracts were realized during nine months ended December 31, 2017 and are included in net gain on derivatives in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss). The contracts have varying maturities of less than one year.

Functional currency

Management has adopted ASC 830, Foreign Currency Translation Matters as it pertains to its foreign currency translation. The Company’s functional currencies are the Russian ruble, Euro, Ukrainian hryvnia and Kazakhstani tenge, and its reporting currency is the US dollar. Monetary assets and liabilities denominated in foreign currencies are translated into US dollars using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in revenue.

Cash and cash equivalents

Cash and cash equivalents are generally comprised of certain highly liquid investments with maturities of three months or less at the date of purchase. Cash and cash equivalents include reverse repurchase agreements which are recorded at the amounts at which the securities were acquired or sold plus accrued interest.

Securities reverse repurchase and repurchase agreements

A reverse repurchase agreement is a transaction in which the Company purchases financial instruments from a seller, typically in exchange for cash, and simultaneously enters into an agreement to resell the same or substantially the same financial instruments to the seller for an amount equal to the cash or other consideration exchanged plus interest at a future date. Securities purchased under reverse repurchase agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be resold, including accrued interest. Financial instruments purchased under reverse repurchase agreements are recorded in the financial statements as cash placed on deposit collateralized by securities and classified as cash and cash equivalents in the Condensed Consolidated Balance Sheets.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

A repurchase agreement is a transaction in which the Company sells financial instruments to another party, typically in exchange for cash, and simultaneously enters into an agreement to reacquire the same or substantially the same financial instruments from the buyer for an amount equal to the cash or other consideration exchanged plus interest at a future date. These agreements are accounted for as collateralized financing transactions. The Company retains the financial instruments sold under repurchase agreements and classifies them as trading securities in the Condensed Consolidated Balance Sheets. The consideration received under repurchase agreements is classified as securities repurchase agreement obligations in the Condensed Consolidated Balance Sheets.

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

Available-for-sale securities

Financial assets categorized as available-for-sale (“AFS”) are non-derivatives that are either designated as available-for-sale or not classified as (a) loans and receivables, (b) held to maturity investments or (c) trading securities.

Listed shares and listed redeemable notes held by the Company that are traded in an active market are classified as AFS and are stated at fair value. The Company has investments in unlisted shares that are not traded in an active market but that are also classified as investments AFS and stated at fair value (because Company management considers that fair value can be reliably measured). Gains and losses arising from changes in fair value are recognized in other comprehensive income and accumulated in the investments revaluation reserve, with the exception of other-than-temporary impairment losses, interest calculated using the effective interest method, dividend income and foreign exchange gains and losses on monetary assets, which are recognized in the Condensed Consolidated Statements of Operations and Statements of other Comprehensive Income/(Loss). Where the investment is disposed of or is determined to be impaired, the cumulative gain or loss previously accumulated in the investments revaluation reserve is reclassified to profit or loss.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Trading securities

Financial assets are classified as trading securities if the financial asset has been acquired principally for the purpose of selling it in the near term.

Trading securities are stated at fair value, with any gains or losses arising on remeasurement recognized in revenue. Changes in fair value are recognized in the Condensed Consolidated Statements of Operations and Statements of other Comprehensive Income/(Loss) and included in net gain/(loss) on trading securities. Interest earned and dividend income are recognized in the Condensed Consolidated Statements of Operations and Statements of other Comprehensive Income/(Loss) and included in interest income, according to the terms of the contract and when the right to receive the payment has been established.

Investments in nonconsolidated managed funds are accounted for at fair value based on the net asset value (“NAV”) of the funds provided by the fund managers with gains or losses included in net gain on trading securities in the Condensed Consolidated Statements of Operations and Statements of other Comprehensive Income/(Loss).

Debt securities issued

Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs. Subsequently, amounts due are stated at amortized cost and any difference between net proceeds and the redemption value is recognized over the period of the borrowings using the effective interest method. If the Company purchases its own debt, it is removed from the Condensed Consolidated Balance Sheets and the difference between the carrying amount of the liability and the consideration paid is recognized.

Brokerage and other receivables

Brokerage and other receivables comprise commissions and receivables related to the securities brokerage and banking activity of the Company. At initial recognition, brokerage and other receivables are recognized at fair value. Subsequently, brokerage and other receivables are carried at cost net of any allowance for impairment losses.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Impairment of long lived assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the fair value from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. As of December 31, 2017 and March 31, 2017, the Company had not recorded any charges for impairment of long-lived assets.

Impairment of goodwill

As of December 31, 2017, and March 31, 2017, goodwill recorded in the Company’s Condensed Consolidated Balance Sheets totaled $1,856 and $981, respectively. The Company performs an impairment review at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. In its annual goodwill impairment test, the Company estimated the fair value of the reporting unit based on the income approach (also known as the discounted cash flow method) and determined the fair value of the Company’s goodwill exceeded the carrying amount of the Company’s goodwill.

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

The Company will include interest and penalties arising from the underpayment of income taxes in the provision for income taxes. As of December 31, 2017 and March 31, 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

On December 22, 2017, the U.S. bill commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted, which significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Tax Reform Act also provided for a one-time deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company may be subject to incremental U.S. tax on GILTI income beginning in 2018, depending upon expense allocations and the applicable U.S. foreign tax credit rules. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its condensed consolidated financial statements for the periods ended December 31, 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has considered the provisional tax impacts related to deemed repatriated earnings and the benefit for the revaluation of deferred tax assets and liabilities, on its consolidated financial statements for the periods ended December 31, 2017. The final impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. In accordance with SAB 118 the financial reporting impact of the Tax Reform Act will be completed in the fourth quarter of 2018.

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

FREEDOM HOLDING CORP.

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

In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). ASU 2017-13 essentially delays the effective date of the revenue recognition and leases standards for a subset of public entities. A public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC would be permitted to adopt (1) ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019, and (2) ASC Topic 842, Leases for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Such an entity would also be permitted to adopt ASC Topic 606 and ASC Topic 842 according to the public business entity effective dates.

In November 2017, the FASB issued ASU No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). A new Accounting Standards Update (“ASU”) features amendments to select Securities and Exchange Commission (“SEC”) paragraphs under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). Issued as ASU No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606), the standard amends the Accounting Standards Codification to incorporate the SEC guidance.

Note 3 – Revision of Financial Statement

When preparing the condensed consolidated financial statements for the three and nine months ended December 31, 2017, management determined that certain amounts included in the Company’s March 31, 2017, consolidated financial statements required revision, due to closing of the acquisition of Freedom RU on June 29, 2017, and Freedom CY on November 1, 2017, which were deemed to be entities under common control with the Company. The previously issued Consolidated Balance Sheet as of March 31, 2017, and Condensed Consolidated Statement of Operations and Statements of Other Comprehensive Income/(Loss) for the three-month and nine-month periods ended December 31, 2016 have been revised as follows:

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	March 31, 2017
BALANCE SHEETS (RECAST)	As previously reported	Recast	As recasted

ASSETS
Cash and cash equivalents	$51	$22,565	$22,616
Restricted cash	8,534	4,215	12,749
Trading securities	-	81,575	81,575
Available-for-sale securities, at fair value	-	2	2
Brokerage and other receivables	-	514	514
Loans issued	-	65	65
Deferred tax assets	-	1,026	1,026
Fixed assets	2	1,094	1,096
Goodwill	-	981	981
Other assets	-	739	739
TOTAL ASSETS	$8,587	$112,776	$121,363

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Derivative liability	$-	$495	$495
Debt securities issued	-	3,459	3,459
Customer liabilities	-	7,635	7,635
Current income tax liability	-	149	149
Trade payables	206	339	545
Deferred distribution payments	8,534	-	8,534
Securities repurchase agreement obligation	-	56,289	56,289
Other liabilities	-	370	370
TOTAL LIABILITIES	8,740	68,736	77,476

STOCKHOLDERS’ EQUITY/(DEFICIT)

Preferred Stock	-	-	-
Common stock	280	(269)	11
Additional paid in capital	776	33,883	34,659
Retained earnings/Accumulated deficit	(1,209)	17,363	16,154
Accumulated other comprehensive income	-	(6,937)	(6,937)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	(153)	44,040	43,887

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$8,587	$112,776	$121,363

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the three months ended December 31, 2016
STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME/(LOSS) (RECAST)	As previously reported	Recast	As recasted

Revenue:
Fee and commission income	$-	$1,116	$1,116
Net gain on trading securities	-	1,164	1,164
Interest income, net	1	723	724
Net loss on foreign exchange operations	-	(138)	(138)

TOTAL REVENUE	1	2,865	2,866

Expense:
Interest expense	-	1,120	1,120
Fee and commission expense	-	129	129
Operating expense	100	2,361	2,461
Other expense, net	-	141	141

TOTAL EXPENSE	100	3,751	3,851

NET LOSS BEFORE INCOME TAX	(99)	(886)	(985)

Income tax benefit	-	413	413

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(99)	$(473)	$(572)

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	-	(276)	(276)
Foreign currency translation adjustments, net of tax	-	453	453
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(99)	$(296)	$(395)

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the nine months ended December 31, 2016
STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME/(LOSS) (RECAST)	As previously reported	Recast	As recasted

Revenue:
Fee and commission income	$-	$2,462	$2,462
Interest income	3	1,707	1,710
Net gain on trading securities	-	4,583	4,583
Net gain on sale of fixed assets	-	28	28
Net gain on foreign exchange operations	-	296	296

TOTAL REVENUE	3	9,076	9,079

Expense:
Interest expense	-	2,472	2,472
Fee and commission expense	-	216	216
Operating expense	438	6,256	6,694
Other expense, net	-	267	267

TOTAL EXPENSE	438	9,211	9,649

NET LOSS BEFORE INCOME TAX	(435)	(135)	(570)

Income tax benefit	-	960	960

NET (LOSS)/INCOME BEFORE NONCONTROLLING INTERESTS	$(435)	$825	$390

Less: Net income attributable to noncontrolling interest in subsidiary	-	7	7
NET (LOSS)/INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	(435)	818	383

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	-	(270)	(270)
Foreign currency translation adjustments, net of tax	-	1,933	1,933

COMPREHENSIVE INCOME/(LOSS) BEFORE NONCONTROLLING INTERESTS	(435)	2,488	2,053

Less: Comprehensive income attributable to noncontrolling interest in subsidiary	-	7	7

COMPREHENSIVE (LOSS)/INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(435)	$2,481	$2,046

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Note 4 – Cash and Cash Equivalents

	December 31, 2017	March 31, 2017 (Recast)

Securities purchased under reverse repurchase agreements	$21,674	$8,376
Current account with commercial banks	3,982	9,987
Current account with Central Depository (Kazakhstan)	3,165	986
Brokerage accounts	2,233	259
Petty cash	1,414	1,476
Current account with National Settlement Depository (Russia)	1,204	696
Current account with Central Bank (Russia)	1,015	645
Current account in clearing organizations	160	191

Total cash and cash equivalents	$34,847	$22,616

As of December 31, 2017 and March 31, 2017, cash and cash equivalents were not insured. As of December 31, 2017 and March 31, 2017, the cash and cash equivalents balance included collateralized securities received under reverse repurchase agreements on the terms presented below:

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	December 31, 2017
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate debt	10.29%	$1,505	$-	$1,505
Corporate equity	11.91%	14,154	6,015	20,169

Total		$15,659	$6,015	$21,674

	March 31, 2017 (Recast)
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	19.56%	$8,346	$25	$8,371
Corporate debt	24.00%	5	-	5

Total		$8,351	$25	$8,376

The securities received by the Company as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume.

The fair value of collateral received by the Company under reverse repurchase agreements as of December 31, 2017 and March 31, 2017, is $26,215 and $8,229, respectively.

Note 5 – Restricted Cash

As of December 31, 2017 and March 31, 2017, the Company’s restricted cash consisted of deferred distribution payments, cash segregated in a special custody account for the exclusive benefit of our brokerage customers and required reserves with the Central Bank of the Russian Federation which represents cash on hand balance requirements. The deferred distribution payment amount is the reserve held for distribution to shareholders who have not yet claimed their distributions from the 2011 sale of the Company’s oil and gas exploration and production operations of $8,534. This distribution is currently payable, subject to the entitled shareholder completing and submitting to the Company the necessary documentation to claim his, her or its distribution payments. The Company has no control over when, or if, an entitled shareholder will submit the necessary documentation to claim his, her, or its distribution payment. Restricted cash consists of:

	December 31, 2017	March 31, 2017 (Recast)

Deferred distribution payments	$8,534	$8,534
Brokerage customers’ cash	5,509	4,169
Reserve with Central Bank	95	46

Total restricted cash	$14,138	$12,749

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Note 6 – Trading Securities

As of December 31, 2017 and March 31, 2017, trading securities consisted of:

	December 31, 2017	March 31, 2017 (Recast)

Equity securities	$164,853	$71,697
Debt securities	32,903	9,877
Depository notes	1,192	-
Mutual investment funds	259	1
Total trading securities	$199,207	$81,575

The following tables presents trading securities assets in the condensed consolidated financial statements or disclosed in the notes to the consolidated financial statements at fair value on a recurring basis as of December 31, 2017 and March 31, 2017:

		Fair Value Measurements at
		December 31, 2017 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant unobservable units
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)

Equity securities	$164,853	$164,853	$-	$-
Debt securities	32,903	32,715	188	-
Depository notes	1,192	1,192	-	-
Mutual investment funds	259	259	-	-
Total trading securities	$199,207	$199,019	$188	$-

		Fair Value Measurements at
		March 31, 2017 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant unobservable units
	March 31, 2017 (Recast)	(Level 1)	(Level 2)	(Level 3)

Equity securities	$71,697	$71,697	$-	$-
Debt securities	9,877	9,663	214	-
Mutual investment funds	1	1	-	-
Total trading securities	$81,575	$81,361	$214	$-

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Note 7 – Securities repurchase agreement obligations

As of December 31, 2017 and March 31, 2017, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	December 31, 2017
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Overnight and continuous	Up to 30 days	30-90 days	Total

Securities sold under repurchase agreements
Corporate debt	10.25%	$-	$21,343	$637	$21,980
Corporate equity	12.62%	-	112,064	1,116	113,180
Non-US sovereign debt	9.59%	-	2,276	-	2,276
Total securities sold under repurchase agreements		$-	$135,683	$1,753	$137,436

	March 31, 2017 (Recast)
	Interest rate and remaining contractual maturity of the agreements
	Average interest rate	Overnight and continuous	Up to 30 days	30-90 days	Total

Securities sold under repurchase agreements
Corporate debt	11.83%	$14,484	$10,923	$-	$25,407
Corporate equity	13.08%	-	29,926	956	30,882
Total securities sold under repurchase agreements		$14,484	$40,849	$956	$56,289

The fair value of collateral pledged under repurchase agreements as of December 31, 2017 and March 31, 2017, is $188,096 and $68,025, respectively.

Securities pledged as collateral by the Company under repurchase agreements are liquid trading securities with market quotes and significant trading volume.

Note 8 – Deferred Tax Assets

FRHC and FFIN are subject to taxation in the U.S. Freedom RU, FFIN Bank and Freedom 24 are subject to taxation in the Russian Federation. Freedom KZ and KZ Branch are subject to taxation in Kazakhstan. Freedom CY is subject to taxation in Cyprus, Freedom UA is subject to taxation in Ukraine.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Deferred tax assets and liabilities of the Company are comprised of the following:

	December 31, 2017	March 31, 2017 (Recast)

Deferred tax assets:

Tax losses carryforward	$4,376	$2,398
Accrued liabilities	38	20
Revaluation on trading securities	11	76
Valuation allowance	(2,495)	(1,468)
Deferred tax assets	$1,930	$1,026

Deferred tax liabilities:

Revaluation on trading securities	$1,605	$-

Deferred tax liabilities	1,605	-
Net deferred tax assets	$325	$1,026

During the nine months ended December 31, 2017 and 2016, the effective tax rate was equal to 2.53% and (168.42%), respectively, primarily due to non-taxable gains on trading securities in Freedom KZ in the amounts of $26,010 and $10,389, respectively. During the nine-months period ended December 31, 2017, the Company realized net income before income tax of $23,114, primarily from non-taxable revenues generated from the Company’s Freedom KZ’s trading operations. This resulted in the Company realizing an income tax expense during the nine months ended December 31, 2017 of $584. During the nine months ended December 31, 2016, the Company realized a net loss before income tax of $570 primarily from non-taxable revenues generated from Freedom KZ’s trading operations resulting in an income tax benefit of $960. During the nine months ended December 31, 2016, the Company did not recognize tax loss carryforwards of $664 on operations of Freedom KZ.

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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The Company recorded a derivative liability of $495 as of March 31, 2017. On June 14, 2017, the derivative instrument expired unexercised by the option holder, and the Company recognized a gain on the derivative instrument of $490.

The Company uses foreign currency futures contracts to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with financial institutions. The futures are traded on the Kazakhstan Stock Exchange and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. During the nine months ended December 31, 2017, Freedom KZ purchased foreign currency futures contracts to sell $25,000 at the weighted average exchange rate of 345.63 Kazakhstani Tenge per US dollar in December 2017 and March 2018. During the nine months ended December 31, 2017, the Company realized a gain of $155 on foreign currency futures contracts.

Note 10 – Debt Securities Issued

	December 31, 2017	March 31, 2017
		(Recast)
Debt securities issued	$18,719	$9,530
Debt securities repurchased	(8,534)	(6,145)
Accrued interest	440	74

Total	$10,625	$3,459

As of December 31, 2017 and March 31, 2017, the Company placed USD indexed bonds of Freedom KZ issued under Kazakhstan law in the amounts of $9,695 and $0, respectively. The bonds have an 8.00% fixed annual coupon rate and a maturity date of June 27, 2020. These bonds are actively traded on the Kazakhstan Stock Exchange. According to the initial placement document (prospectus) the Company has the right to repurchase and resell the Freedom KZ bonds at market value. During the nine months ended December 31, 2017 and 2016, the Company made purchases of these redeemable debt securities in the amounts of $2,225 and $0, respectively. During the nine months ended December 31, 2017 and 2016, the Company sold these repurchased debt securities in the amounts of $1,774 and $0, respectively.

As of December 31, 2017 and March 31, 2017, the Company placed tenge - denominated bonds of Freedom KZ issued under Kazakhstan law in the amount of $9,024 and $9,530, respectively. The bonds have an 11.50% fixed annual coupon rate and a maturity date of January 21, 2019. These bonds are actively traded on the Kazakhstan Stock Exchange. According to the initial placement document (prospectus) the Company has the right to repurchase and resell the Freedom KZ bonds at market value. During the nine months ended December 31, 2017 and 2016, the Company made purchases of these redeemable debt securities in the amounts of $ 2,858 and $0, respectively. During the nine months ended December 31, 2017 and 2016, the Company sold these repurchased debt securities in the amounts of $582 and $0, respectively.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs. As of December 31, 2017 and March 31, 2017, the accrued interest included in the balance of debt securities issued totaled $440 and $74, respectively.

Note 11 – Customer Liabilities

The Company recognizes customer liabilities associated with funds held by our brokerage and bank customers. Customer liabilities consist of:

	December 31, 2017	March 31, 2017 (Recast)

Brokerage customers	$6,796	$4,167
Banking customers	7,115	3,468
Total	$13,911	$7,635

Note 12 –Related Party Transactions

On December 28, 2016, Freedom RU entered into a derivative instrument agreement with a related party which included a call option feature. The gain or loss associated with this agreement is recognized as gain on a derivative instrument in the Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss). The Company recorded a derivative liability of $495 as of March 31, 2017. On June 14, 2017, the derivative instrument expired unexercised by the holder, and the Company recognized a gain on the derivative instrument of $490.

During the nine months ended December 31, 2017 and 2016, the Company earned commission income from related parties in the amounts of $3,103 and $1,061, respectively. Commission income earned from related parties is comprised primarily of brokerage commissions and agency fees for referrals of new brokerage clients to other brokers.

As of December 31, 2017 and March 31, 2017, the Company had brokerage and other receivables from related parties totaling $334 and $328, respectively. Brokerage and other receivables from related parties result principally from commissions receivable on the brokerage operations of related parties.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

As of December 31, 2017 and March 31, 2017, the Company had customer liabilities on brokerage accounts and bank accounts of related parties totaling $3,574 and $2,270, respectively. As of December 31, 2017 and March 31, 2017, the Company had restricted customer cash on brokerage accounts and cash on bank accounts of related parties totaling $2,185 and $2,270, respectively.

Note 13 – Stockholder’s Equity

During the nine months ended December 31, 2017, Mr. Turlov made capital contributions of $670 to the Company and $7,924 to Freedom RU. At the time such contributions were made, Mr. Turlov was the Chief Executive Officer, Chairman of the board, and majority shareholder of the Company.

On June 29, 2017, the Company and Mr. Turlov agreed to close the acquisition of Freedom RU. Pursuant to the terms of the Acquisition Agreement, Mr. Turlov received a total of 24,465,024 shares of restricted common stock in exchange for his 100% interest in Freedom RU.

On October 6, 2017, the Company awarded restricted stock grants totaling 3,900,000 shares of its common stock to 16 employees and awarded nonqualified stock options to purchase an aggregate of 360,000 shares of its common stock to two employees. Of the 3,900,000 shares awarded pursuant to the restricted stock grant awards, 1,200,000 shares are subject to two-year vesting conditions and 2,700,000 shares are subject to three-year vesting conditions. All of the nonqualified stock options are subject to three-year vesting conditions. The Company recorded stock based compensation expense for restricted stock grants and stock options in the amount of $792 during nine months ended December 31, 2017.

As disclosed in Note 1 on November 10, 2017, FRHC issued 12,758,011 shares of restricted Company common stock in exchange for Mr. Turlov 100% equity interest in Freedom CY and Freedom CY became a wholly owned subsidiary of the Company.

As disclosed in Note 1, on November 1, 2017, the Company entered into a Share Exchange and Acquisition Agreement and agreed to issue 387,700 shares of restricted common stock to BusinessTrain Ltd. to acquire 100% of the outstanding equity interest of Freedom UA.

On December 8, 2017, the Company completed a private placement of 3,681,667 shares of its restricted common stock in exchange for an aggregate offering proceeds of $11,045,001. The shares of common stock were sold to three non-U.S. persons pursuant to the exemption from registration provided in Regulation S promulgated under the Securities Act for offers and sales made outside the United States. Arkady Rakhilkin, a Company director, purchased 348,333 of the shares for $1,044,999.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Note 14 – Stock based compensation

As disclosed in Note 13, on October 6, 2017, the Company issued restricted stock awards totaling 3,900,000 shares of its common stock to 16 employees and awarded nonqualified stock options to purchase an aggregate of 360,000 shares of its common stock at a strike price $1.98 per share to two employees. Shares of restricted stock have the same dividend and voting rights as common stock while options do not. All awards are issued at fair value of the underlying shares at the grant date.

During the nine months ended December 31, 2017, stock options covering a total of 360,000 shares of common stock were granted. No options were granted for the nine months ended December 31, 2016. Total compensation expense related to options granted was $51 for the nine months ended December 31, 2017 and $0 for the nine months ended December 31, 2016. As of December 31, 2017, there was total remaining compensation expense of $596 related to stock options, which will be recorded over a weighted average period of approximately 2.8 years.

During the nine months ended December 31, 2017 a total of 3,900,000 restricted shares were awarded. During the nine months ended December 31, 2016 no restricted shares were awarded. The compensation expense related to restricted stock awards was $741 during the nine months ended December 31, 2017 and $0 during the nine months ended December 31, 2016. As of December 31, 2017, there was $7,447 of total unrecognized compensation cost related to nonvested shares of restricted stock granted. The cost is expected to be recognized over a weighted average period of 2.5 years.

Stock-based compensation expense for the cost of the awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee   stock   options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee   stock   options.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The following is a summary of stock option activity for the nine months ended December 31, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	-	$-	-	$-
Granted	360,000	1.98	2.76	1,577
Exercised	-	-	-	-
Forfeited/cancelled/expired	-	-	-	-
Outstanding, at December 31, 2017	360,000	$1.98	2.76	$1,577
Exercisable at December 31, 2017	-	$-	-	$-

The table below summarizes the activity for the Company's restricted stock outstanding during the nine months ended December 31, 2017:

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	-	$-
Granted	3,900,000	8,190
Vested	-	-
Forfeited/cancelled/expired	-	-
Outstanding, at December 31, 2017	3,900,000	$8,190

Note 15 – Acquisition

Acquisition of Freedom UA:

On November 1, 2017 (the Acquisition Date), FRHC acquired 100% of the outstanding common shares and voting interest in Freedom UA in exchange for 387,700 shares of restricted common stock of the Company with the fair market value of $1,485. FRHC acquired Freedom UA to expand its existing securities brokerage business to the Ukrainian securities brokerage market.

As of the Acquisition Date, the fair value of Freedom UA was $589. For the two months ended December 31, 2017, net income of Freedom UA totaled $8.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The total purchase price was allocated as follows:

Purchase price allocation
As of November 1, 2017
Assets:
Cash and cash equivalents	$354
Restricted cash	78
Trading securities	6
Fixed assets	88
Brokerage and other receivables	235
Other assets	4
Total assets	$765

Liabilities:
Customer liabilities	$174
Trade payables	1
Other liabilities	1
Total liabilities	176

Net assets acquired	$589

Goodwill	896

Total purchase price	$1,485

The Group believes that cash equivalents, brokerage and other receivables customer liabilities approximate fair value due to relatively short-term maturity of these financial instruments.

Acquisition of Freedom CY

The Company agreed to acquire Freedom CY from Mr. Turlov on November 23, 2015, subject to certain closing conditions, including receipt of all required regulatory approvals to transfer ownership of Freedom CY. As disclosed in Note 1, the final condition to closing was completed on November 1, 2017 and on November 10, 2017, the Company issued 12,758,011 shares of restricted common stock to Mr. Turlov in exchange for his 100% equity interest in Freedom CY and the securities brokerage and financial services business conducted by it in Cyprus, and Freedom CY became a wholly owned subsidiary of the Company.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Note 16 – Reverse Stock Split

On September 6, 2017, the Company effected a one-share-for-twenty-five-shares reverse stock split of its common stock. All share and earnings per share information has been retroactively adjusted to reflect the stock split. The effect of this stock split on the Company’s earnings per share is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016*
		(Recast)		(Recast)
Basic and diluted net income per common share:

From continuing operations	$(13,126)	$(572)	$22,530	$390

Net income per common share - basic and diluted (in US dollars)	$(0.29)	$(0.05)	$0.86	$0.03
Shares used in the calculation of net income per common share:
Basic and diluted	45,018,578	11,213,926	26,341,542	11,213,926

Note 17 – Commitments and Contingent Liabilities

The table below shows approximate lease commitments and other contingent liabilities of the Company as of December 31, 2017:

Contractual obligations	Total	Less than 1 year	2-3 years	After 3 years
Office lease(1)	$7,289	$3,826	$2,504	$959
TOTAL	$7,289	$3,826	$2,504	$959

(1)
The Company has number of lease agreements for office spaces in different locations. In general, all agreements are made for a one year period with extension or termination provisions, except two lease agreements with longer lease terms.

The Company’s rent expense for office space was $818 and $313 for the three months ended December 31, 2017 and 2016, respectively. The Company’s rent expense for office space was $1,647 and $ 917 for the nine months ended December 31, 2017 and 2016, respectively.

Note 18 – Subsequent Events

The Company evaluated all material events and transactions that occurred after December 31, 2017 through February 14, 2018. Other than as disclosed below, during this period the Company did not have any additional material recognizable subsequent events.

On February 9, 2018, FRHC formed LLC Freedom Finance (“Freedom UZ”) in Uzbekistan as a wholly owned subsidiary of FRHC. Freedom UZ plans to apply to become a licensed securities broker dealer in Uzbekistan.

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

●
volatility in the domestic and international capital markets and general economic conditions;

●
our ability to attract and retain key management and other properly licensed and experienced personnel to satisfy applicable regulatory standards and operate our business profitably; and

●
the ability of our broker dealer subsidiaries to properly manage the market and customer risks that arise from our proprietary trading.

Although we have attempted to identify important factors that could cause actual results to differ materially, there may be other factors that cause the forward-looking statements not to be accurate as described in this report. These forward-looking statements are only predictions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially.

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

Overview

We are pursuing a strategy to become a regional leader in the financial services industry, serving individuals desiring enhanced market access to international capital markets using state of the art technology platforms for their brokerage and banking needs. Under the existing regulatory regimes in Russia, Kazakhstan and Ukraine, Freedom RU, Freedom KZ and Freedom UA are limited in their ability to grant their customers direct access to the U.S. securities markets. Currently, many of the customers of Freedom RU, Freedom KZ and Freedom UA access the U.S. securities markets through Freedom CY.

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

We carry out our business activities through our wholly-owned subsidiaries Freedom RU, Freedom CY and Freedom UA, and the wholly owned subsidiaries of Freedom RU, including Freedom KZ, Freedom 24 and FFIN Bank. We also own FFIN. On November 1, 2017, we entered into an agreement to acquire Freedom UA, and in January, 2018, we received final regulatory approval from the National Securities and Stock Market Commission of Ukraine (“NSSMC”) of that acquisition.

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

FFIN Bank

FFIN Bank is licensed to engage in banking operations in rubles and foreign currencies for individuals and legal entities. FFIN Bank provides banking services, including money transfers, foreign currency exchange operations, interbank lending, deposits, settlements and escrow services. FFIN Bank is also licensed to provide broker-dealer, asset management and custodial services. Currently, FFIN Bank’s operation is principally focused on servicing our brokerage customers. FFIN Bank is an authorized Visa/MasterCard issuer, and a participant in the Mir payment system in Russia. FFIN Bank has introduced internet banking and mobile applications for Android/iOS for companies and individuals. In addition FFIN Bank has completed development of several investment and structured banking products (insured deposits with option feature and currency risk hedging products). FFIN Bank plans to expand its product offerings and to extend its geographical footprint to complement the Freedom RU branch locations. FFIN Bank’s has five offices. We plan to open up to 25 new branch locations in Russia in the next 15 months.

Freedom CY

Freedom CY is licensed in Cyprus to receive, transmit and execute customer orders, establish custodial accounts, engage in foreign currency exchange services and margin lending, and trade its own investment portfolio. Freedom CY provides transaction handling and intermediary services to Freedom RU, Freedom KZ and Freedom UA through which our customers access international securities markets. Freedom CY has one office location.

Freedom UA

Freedom UA is licensed to provide securities brokerage and depository services in Ukraine. Freedom UA has a single office location.

FFIN

FFIN was established to create or acquire a registered broker-dealer in the United States. However, in 2017 we decided to delay application for broker-dealer registration in the United States until such time as we complete integration of our foreign operating subsidiaries.

Freedom UZ

In February 2018 formed LLC Freedom Finance (“Freedom UZ”) in Uzbekistan as a wholly owned subsidiary of FRHC. Freedom UZ plans to apply to become a licensed securities broker dealer in Uzbekistan.

  We currently have approximately 31,400 brokerage customer accounts in Kazakhstan and 7,900 brokerage customer accounts in Russia. FFIN Bank has approximately 1,500 customer accounts, with total deposits of approximately $7.2 million. Our brokerage customers range from retail traders that frequently execute large transactions to relatively small, inactive accounts that hold securities positions long-term. Our brokerage customers principally invest in exchange-traded securities. The customers of FFIN Bank are generally individuals.

Throughout this report, unless otherwise indicated by the context, references herein to “we,” our,” and “us” means Freedom Holding Corp., a Nevada corporation, and its subsidiaries and predecessors. Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations all amounts are stated in thousands of U.S. dollars unless otherwise indicated.

Results of Operations

Three months ended December 31, 2017, compared to the three months ended December 31, 2016

Revenue

During the three months December 31, 2017 and 2016, we realized total revenue, net of ($2,159) and $2,866, respectively. Revenue during these periods was primarily realized from net gain/(loss) on trading securities, interest income, fee and commission income and net gain on foreign exchange operations. Revenue during the three months ended December 31, 2017, was significantly lower than during the three months ended December 31, 2016, due to a realizing a net loss on trading securities during the period ended December 31, 2017, compared to a net gain on trading securities during the period ended December 31, 2016.

Net gain/(loss) on trading securities. Net gain or loss on trading securities reflects the gains and losses from trading activities in our proprietary trading accounts. Net gains or losses are comprised of realized and unrealized gains and losses. Gains or losses are realized when we close a position in a security and realize a gain or a loss on that position. U.S. GAAP requires that we reflect in our financial statements unrealized gains and losses on all our securities trading positions that remain open as of the end of each period. Unrealized gains or losses reflect the value of our open securities positions at the end of the periods reported. Fluctuations in unrealized gains or losses from one period to another may result from factors within our control, such as when we elect to close an open securities position, which would have the effect of reducing our open positions and, thereby potentially reducing the amount of unrealized gains or losses in a period. Fluctuations in unrealized gains and losses from period to period may also occur as a result of factors beyond our control, such as fluctuations in the market prices of the open securities positions we hold. Unrealized gains or losses in a particular period may or may not be indicative of the gain or loss we will realize on a securities position when the position is closed.

During the three months ended December 31, 2017, we recognized a net loss on trading securities of $8,318, which included $205 of realized net loss and $8,113 of unrealized net loss compared to a net gain of $1,164, which included $1,493 of net realized loss and $2,655 of unrealized net gain on trading securities for three months ended December 31, 2016. By comparison, during the three months ended September 30, 2017, we recognized a net gain on trading securities of $32,134, which included $5,028 of realized net gain and $27,106 of unrealized net gain. The primary contributing factor to this change during the three months ended December 31, 2017, compared to the three months ended September 30, 2017, was a decrease in the share price of JSC Kcell – Kazakhstan’s largest cellular service provider – held in our proprietary trading account which contributed $9,870 to net loss on trading securities during the three months ended December 31, 2017. The primary contributing factor to our $1,164 net gain on trading securities during the three months ended December 31, 2016 was share price increase of JSC KEGOC – Kazakhstan’s largest electricity grid company and KazTransOil – Kazakhstan’s largest oil pipeline company – which contributed $1,905 and $1,623, respectively, to net gain on trading securities for the three months ended December 31, 2016.

Included in the net gain on trading securities is $1,715 related to unrealized gains on trading securities recorded in FRHC accounting records. FRHC has a brokerage account and started proprietary trading as part of overall group’s liquidity management strategy.

Interest income. During the three months ended December 31, 2017 and 2016, we recorded interest income from several sources: interest income on trading securities and interest income on cash and cash equivalents, reverse repurchase transactions and amounts due from banks. Interest income on trading securities consisted of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading accounts.

During the three months ended December 31, 2017, we realized interest income of $2,853 compared to $724 for the three months ended December 31, 2016. This increase was primarily due to an increase in interest income from reverse repurchase transactions in the amount of $611 as a result of our increased volume of reverse repurchase transactions and an increase in interest income on trading securities of $1,348.

Net gain/(loss) on foreign exchange operations. Net gain or loss on foreign exchange operations result from the revaluation of assets and liabilities denominated in currencies other than Russian rubles.  Gains and losses are realized based on the fluctuation in value between the currencies being revalued. During the three months ended December 31, 2017 we realized net gain on foreign exchange operations of $424 compared to $138 net loss on foreign exchange operations.  This increase is attributable mainly to a $172 gain in the revaluation of JSC Kcell securities denominated in Kazakhstani tenge to Russian rubles due to a rise in the value of the Russian ruble against the Kazakhstani tenge during the three months ended December 31, 2017.  Another reason that contributed to the net gain on foreign operations was $209 gain on revaluation of corporate bonds indexed to United States dollar issued by Freedom KZ due to appreciation on Kazakhstani tenge against United States dollar.

Fee and commission income. During the three months ended December 31, 2017, fee and commission income increased $883 compared to the three months ended December 31, 2016. This increase resulted principally from increased commissions and fees for bank and brokerage services and increased market making services. During the three months ended December 31, 2017, fees and commissions associated with bank services increased by $464. This increase primarily resulted from FFIN Bank commencing active operations at the beginning of our current fiscal year. In contrast, during the three months ended December 31, 2016, FFIN Bank was in the process of moving, opening new offices, arranging its capital requirements and preparing to commence active operations. Fees for bank services consisted primarily of wire transfer fees, commissions for payment processing and commissions for currency exchange operations. During the three months ended December 31, 2017 comparing to three months ended December 31, 2016, we experienced increases in commissions and fees for brokerage services of $439 and decreases in market-making services of $38. Brokerage service commissions and fees are realized from the provision of brokerage services to our customers. The increase resulted from both the growth of our customer base and increases in our client transaction volume.

Net gain on trading of futures. During the three months ended December 31, 2017, Freedom KZ purchased foreign currency futures contracts to sell $25,000 at the weighted average exchange rate of 345.63 KZT/USD in December 2017 and March 2018. As a result of the increase in the KZT/USD exchange rate during the three months ended December 31, 2017, we recognized a $155 gain on the trading of futures during the three month ended December 31, 2017. The Company uses foreign currency futures contracts to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with financial institutions. The futures contracts are traded on the Kazakhstan Stock Exchange and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price.

Expenses

During the three months ended December 31, 2017 and 2016, we incurred total expenses of $11,370 and $3,851, respectively. Expenses during the December 31, 2017 period was higher primarily as a result of higher operating expenses, fee and commission expense and interest expense as we continued to expand and grow our business.

Operating expenses. During the three months ended December 31, 2017, operating expenses totaled $5,983 compared to operating expenses of $2,461 for the three months ended December 31, 2016. The increase was primarily attributable to higher general and administrative expenses related to growth in our operations, including a $792 increase in stock compensation expense, $653 increase in payroll expenses, a $451 increase in rent expense, a $176 increase in professional services fees, a $168 increase in office repair expenses, $106 increase in advertising expenses, $134 increase in business trip expenses, $303 increase in office equipment expenses and a $291 increase in expenses for communication services, trainings and conferences, charity, IT services fees, insurance fees and expenses for taxes, other than income tax.

Fee and commission expenses. During the three months ended December 31, 2017, we recognized fee and commission expense of $795, compared to fee and commission expense of $129 during the three months ended December 31, 2016. The increase was mainly associated with an increase in custody bank services fee of $462 and increased commission fees paid to the Central Depository, stock exchanges and brokerage fees to other brokers of $60. The higher custody bank service fees resulted from a significant increase in our position in the shares of Kcell which we purchased on international stock markets.

Interest expense. During the three months ended December 31, 2017, we recognized total interest expense of $4,487, compared to total interest expense of $1,120 during the three months ended December 31, 2016. The increase in interest expense was primarily attributable to higher amounts of short-term financing attracted by means of securities repurchase agreements, totaling $2,942, and the issuance of debt securities by Freedom KZ and related interest expense totaling $194.

Income tax (expense)/benefit

We recognized a net loss before income tax of $13,529 during the three months ended December 31, 2017 and $985 during the 2016 period, resulting in an income tax benefit for the three months ended December 31, 2017 of $403 and a benefit from income tax of $413 during the three months ended December 31, 2016.

Net income before non-controlling interest

For the reasons discussed above, during the three months ended December 31, 2017, we realized a net loss of $13,126 compared to a net loss of $572 for the three months ended December 31, 2016.

Comprehensive income attributable to common shareholders

The functional currencies of our operating subsidiaries are the Russian ruble, Euro, Ukrainian hryvnia and the Kazakhstani tenge. Our reporting currency is the US dollar. As a result of fluctuations in the Russian ruble and the Kazakhstani tenge against the US dollar during the periods covered in this report, we realized a foreign currency translation gain of $1,529 during the three months ended December 31, 2017, compared to a foreign currency translation gain of $453 during the three months ended December 31, 2016. As a results, during the three-month period ended December 31, 2017, we realized comprehensive loss attributable to common shareholders of $11,597, compared to a comprehensive loss attributable to common shareholders of $395 during the three months ended December 31, 2016.

Nine months ended December 31, 2017, compared to the nine months ended December 31, 2016

Revenue

During the nine months ended December 31, 2017 and 2016, we realized total revenue of $46,331 and $9,079, respectively. Revenue during these periods was primarily realized from net gain on trading securities, interest income, fee and commission income, derivative activities and net gain on foreign exchange operations. Revenue during the nine months ended December 31, 2017, was significantly higher than during the nine months ended December 31, 2016, due to a significant increase in net gain on trading securities.

Net gain on trading securities. During the nine months ended December 31, 2017, we recognized a net gain on trading securities of $30,825, which included $11,263 of realized net gain and $19,562 of unrealized net gain, compared to a net gain of $4,583, which included $948 of realized net gain and $3,635 of unrealized net gain, on trading securities for nine months ended December 31, 2016. There were two main factors that contributed to this increase. The first was the share price increases of JSC Kcell and JSC KEGOC which contributed $18,355 and $1,181, respectively, to net gain on trading securities. The second factor was $8,373 income realized during the nine months ended December 31, 2017, from selling shares of Astana Bank held in our proprietary trading accounts.

Interest income. During the nine months ended December 31, 2017 and 2016, we realized interest income of $6,442 and $1,710, respectively. This increase was primarily due to increased interest income from reverse repurchase transactions of $1,669 and increased interest income from investments in trading securities of $2,660.

Net gain on foreign exchange operations. During the nine months ended December 31, 2017 and 2016, we realized net gain on foreign exchange operations of $1,957 and $296, respectively. The increase is attributable mainly to a $757 gain realized on the revaluation of JSC Kcell securities denominated in Kazakhstani tenge to Russian rubles due to a rise in the value of the Russian ruble against the Kazakhstani tenge during our first three fiscal quarters 2018. Additionally, for the same reason we realized a $365 gain in the revaluation of cash and cash equivalents denominated in Kazakhstani tenge during the nine months ended December 31, 2017.

Fee and commission income. During the nine months ended December 31, 2017, fee and commission income increased $3,950 compared to the nine months ended December 31, 2016. This increase resulted principally from increased commissions and fees for bank and brokerage services, and increased underwriting and market making services. During the nine months ended December 31, 2017, we realized a $1,292 increase in fees and commissions associated with bank services. As noted above, this increase primarily resulted from FFIN Bank commencing active operations at the beginning of fiscal 2017. During the nine months ended December 31, 2017, we experienced a $1,468 increase in commissions and fees for brokerage services. During the nine months ended December 31, 2017, we engaged in significantly more underwriting and market making activities than during the nine months ended December 31, 2016, resulting in a $1,040 increase in fees and commissions realized from underwriting and market making services.

Net gain on trading of futures. As noted above, because of the increase in the KZT/USD exchange rate during the nine months ended December 31, 2017, we realized a $155 gain on trading of foreign currency futures contracts during the nine months ended December 31, 2017.

Expenses

During the nine months ended December 31, 2017 and 2016, we incurred total expenses of $23,217 and $9,649, respectively. Expenses during the period ended December 31, 2017, was higher primarily as a result of higher operating expenses, fee and commission expense and interest expense as we continued to expand and grow our business.

Operating expenses. During the nine months ended December 31, 2017, operating expenses totaled $12,113 compared to operating expenses of $6,694 for the nine months ended December 31, 2016. This increase was primarily attributable to higher general and administrative expenses related to growth in our operations, including a $792 increase in stock compensation expense, $1,387 increase in payroll expenses, a $607 increase in rent expense, a $544 increase in professional services fees, a $369 increase in office repair expenses, $140 increase in advertising expenses, $134 increase in business trip expenses, $303 increase in office equipment expenses and a $313 increase in expenses for communication services, trainings and conferences, charity, IT services fees, insurance fees and expenses for taxes, other than income tax.

Fee and commission expenses. During the nine months ended December 31, 2017, we recognized fee and commission expense of $1,474, compared to fee and commission expense of $216 during the nine months ended December 31, 2016. The increase was mainly associated with an increase in custody bank service fee for $785 during the nine months ended December 31, 2017, and increased commission fees paid to the Central Depository, stock exchanges and brokerage fees to other brokers of $198. The increase in custody bank service fee resulted from the significant increase of our position in the shares of Kcell which we purchased on international stock markets.

Interest expense. During the nine months ended December 31, 2017, we recognized total interest expense of $9,499, compared to total interest expense of $2,472 during the nine months ended December 31, 2016. The increase in interest expense was primarily attributed to higher amounts of short-term financing attracted by means of repurchase agreements, totaling $6,261, and the issuance of debt securities by Freedom KZ and related interest expense totaling $470.

Income tax (expense)/benefit

We recognized net income before income tax of $23,114 during the nine months ended December 31, 2017, resulting in an income tax expense during the period of $584. During the nine months ended December 31, 2016, we realized a net loss before income taxes of $570, resulting in an income tax benefit during the period of $960.

Net income before non-controlling interests

For the reasons discussed above, during the nine months ended December 31, 2017, we realized net income of $22,530 compared to net income of $390 for the nine months ended December 31, 2016.

Comprehensive income attributable to common shareholders

As a result of fluctuations in the Russian ruble, Euro, Ukrainian hryvnia and the Kazakhstan tenge against the US dollar during the periods covered in this report, we realized a foreign currency translation loss of $2,809 during the nine months ended December 31, 2017, compared to a foreign currency translation gain of $1,933 during the nine months ended December 31, 2016. During the nine months ended December 31, 2017, we realized comprehensive income attributable to common shareholders of $19,721, compared to a comprehensive income attributable to common shareholders of $2,046 during the nine months ended December 31, 2016.

Because we are growing and expanding our operations, we expect to continue to realize higher revenues, expenses and net income year-over-year in upcoming fiscal periods. We anticipate, however, that the quarter-over-quarter financial results may vary. As noted above, as a result of significant decreases in the prices of the Kcell and KEGOC shares we hold in our proprietary trading account, we recognized a significant net loss on our trading securities in the third fiscal quarter 2017, most of which is unrealized. During the nine months ended December 31, 2017, we also realized significant fees and commissions and trading profits from our involvement in the Astana Bank IPO. We continue to work on potential underwriting engagements, but currently do not have any engagements to provide underwriting services in upcoming periods, so we expect fee and commission income to be lower in upcoming periods until we are able to successfully underwrite additional securities offerings.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet our potential cash requirements for general business purposes. As of December 31, 2017, we had cash and cash equivalents of $34,847, compared to cash and cash equivalents of $22,616, as of March 31, 2017. At December 31, 2017, we had total current assets (less restricted cash) of $240,249 and total current liabilities of $162,698, resulting in working capital of $77,551. By comparison, at March 31, 2017, we had total current assets (less restricted cash) of $105,446 and total current liabilities of $74,017, resulting in working capital of $31,429.

At December 31, 2017, we held trading securities in our proprietary trading account of $199,207. Of this amount, $137,436 were subject to securities repurchase obligations. Of our $34,847 in cash and cash equivalents at December 31, 2017, $21,674 was subject to reverse repurchase agreements. We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as other factors, including the amount of available liquid capital (i.e., the amount of their cash and cash equivalents not invested in our operating business). While we are confident in the risk management monitoring and management processes we have in place, a significant portion of our trading securities and cash and cash equivalents are subject to collateralization agreements, which potentially increases our risk of loss in the event financial markets move against our positions. When this occurs our liquidity, capitalization and business can be negatively impacted.

Regulatory requirements applicable to Freedom RU, Freedom KZ, Freedom CY, Freedom UA and FFIN Bank require them to maintain minimum capital levels.  Their primary sources of funds for liquidity have historically consisted of existing cash balances (i.e., available liquid capital not invested in their operating businesses), capital contributions from Mr. Turlov, gains from their proprietary trading accounts, fees and commissions, and interest income.

During the nine months ended December 31, 2017, Mr. Turlov contributed $8,594 to capital. We have no agreements with Mr. Turlov to provide additional capital contributions and he is under no obligation to continue to provide us capital. In December we completed a private placement of our equity securities raising net proceeds $11,045. During the nine months ended December 31, 2017 we also realized proceeds from issuance of debt securities of $9,853, of which, $2,449 was used to repurchase Company debt securities.

We have pursued an aggressive growth strategy during the past several years, and we anticipate continuing efforts to rapidly expand the footprint of our brokerage, banking and financial services business in Russia, Kazakhstan, Ukraine, Cyprus and other markets. While this strategy has led to revenue growth it also results in increased expenses and greater need for capital resources. Further growth and expansion may require greater capital resources than we currently possess, which could require us to pursue equity or debt financing from outside sources.

Cash Flows

The following table presents our cash flows for the nine months ended December 31, 2017 and 2016:
	Nine months ended December 31, 2017	Nine months ended December 31, 2016

Net cash used in operating activities	$(12,108)	$(6,344)
Net cash used in investing activities	(685)	(2,763)
Net cash from financing activities	27,043	11,135
Effect of changes in foreign exchange rates on cash and cash equivalents	(630)	2,182

NET CHANGE IN CASH AND CASH EQUIVALENTS	$13,620	$4,210

Net cash used in operating activities during the nine months ended December 31, 2017, was higher compared to the nine months ended December 31, 2016, primarily because of changes in operating liabilities, which were comprised primarily of a $85,814 increase in securities repurchase agreement obligations, a $6,215 increase in customer liabilities and changes in operating assets, which were comprised principally of a $105,258 increase in trading securities and a $2,161 increase in brokerage and other receivables.

During the nine months ended December 31, 2017, net cash used by investing activities was $685 compared to $2,763 during the nine months ended December 31, 2016. During the nine months ended December 31, 2016, we acquired the remaining 90.72% interest in FFIN Bank for $2,771. Cash used in investing activities during the nine months ended December 31, 2017, was primarily to purchase fixed assets.

Net cash from financing activities consisted principally of capital contributions to the Company by Mr. Turlov in the amount of $8,594, private placement proceeds in amount of $11,045, proceeds from issuance of debt securities in the amount of $9,853 and the repurchase of debt securities in amount of $2,449.

Contractual Obligations and Contingencies

See Note 17 - Commitments and Contingent Liabilities for information regarding our significant contractual obligations and contingencies at December 31, 2017.

Off-Balance Sheet Financing Arrangements

As of December 31, 2017, we had no off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates

For a discussion of critical accounting policies and estimates, please see Note 2 to our Condensed Consolidated Financial Statements.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Because we are a smaller reporting company we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the 2013 framework of the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in timely alerting them to information required to be included in our periodic filings with the Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three and nine months ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as reported in Current Reports on Form 8-K we filed with the Commission on November 1, 2017, and December 11, 2017, we did not sell any unregistered shares of our equity securities during the quarter ended December 31, 2017.

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

FREEDOM HOLDING CORP.

Date:	February 14, 2018	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date:	February 14, 2018	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer