Form 10-K
period 2018-03-31
Freedom Holding Corp.
filed 2018-06-29
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter computed by reference to the price at which the common equity was last sold was $4,410,642.

As of June 26, 2018, the registrant had 58,033,212 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the Registrant’s definitive proxy statement for the Registrant’s 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2018. Except with respect to the information specifically incorporated by reference in this Form 10-K, the Registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

FREEDOM HOLDING CORP.

Unless otherwise specifically indicated or as is otherwise contextually required, references herein to the “Company”, “we”, “our” or “us” means Freedom Holding Corp. a Nevada corporation and its wholly-owned subsidiaries LLC IC Freedom Finance, including its wholly owned subsidiaries: JSC Freedom Finance, LLC; FFIN Bank; LLC First Stock Store; and Branch Office of LLC IC Freedom Finance in Kazakhstan; FFINEU Investments Limited, LLC Freedom Finance Ukraine, LLC Freedom Finance Uzbekistan and FFIN Securities, Inc. Unless otherwise indicated by the context all dollar amounts stated in this annual report on Form 10-K are in U.S. dollars.

Special Note about Forward-Looking Information

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”. Forward-looking information involves important risks and uncertainties, many of which may be beyond our control, that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein.

All statements other than statement of historical fact are statements that could be forward-looking statements. You can recognize these statements through our use of words such as “anticipate,” “assume,” “believe,” “consider,” “contemplate,” “continue, ” “could,” “estimate,” “expect,” “indicate,”  “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” and “would,” and other similar expressions. Such statements are subject to known and unknown risks, uncertainties, and other factors, including the meaningful and important risks and uncertainties discussed in this report. These forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management and apply only as of the date of this report or the respective date of the document from which they are incorporate by reference.

Although we have attempted to identify important factors that could cause actual results to differ materially, there may be other factors that cause the forward-looking statements not to come true as described in this report, including those described in Part I, Item 1A “Risk Factors” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC"). These forward-looking statements are only predictions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially.

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

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the SEC.

PART I

Item 1. Business

OVERVIEW

Freedom Holding Corp. (referred to herein as the “Company”, “FRHC”, “we” “our” and “us”) is a corporation organized in the United States under the laws of the State of Nevada that owns several operating subsidiaries that engage in a broad range of activities in the securities industry, including retail securities brokerage, research, investment counseling, securities trading, market making, corporate investment banking and underwriting services in Central Asia. The Company is headquartered in Almaty, Kazakhstan, with supporting administrative office locations in Russia, Cyprus and the United States.

We own directly, or through subsidiaries, the following companies: LLC Investment Company Freedom Finance, a Moscow, Russia-based securities broker-dealer; FFIN Bank, a Moscow, Russia-based bank; JSC Freedom Finance, an Almaty, Kazakhstan-based securities broker-dealer; FFINEU Investments Limited, a Limassol, Cyprus-based broker-dealer; LLC Freedom Finance Ukraine, a Kiev, Ukraine-based broker-dealer; LLC Freedom Finance Uzbekistan, a Tashkent, Uzbekistan-based broker-dealer; and FFIN Securities, Inc., a Nevada corporation.

Through our companies we are professional participants on the Kazakhstan Stock Exchange (KASE), Moscow Exchange (MOEX), Saint-Petersburg Exchange (SPB), the Ukrainian Exchange, and the Republican Stock Exchange of Tashkent (UZSE). Our Cyprus brokerage office serves to provide our clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S. and European securities markets, which under the regulatory regimes of many jurisdictions where we operate do not currently allow investors direct access to international securities markets.

We operate under various securities licenses in the jurisdictions where we conduct business, plus we have a banking license in Russia that allows us to expand the types of financial services we provide to our Russian clientele. We are not registered with the SEC as a broker/dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) nor as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). We are a member of the Russian National Association of Securities Market Participants (“NAUFOR”), a statutory self-regulatory organization with wide responsibility in regulation, supervision and enforcement of its broker-dealer, investment banking, commercial banking and other member firms in Russia.

Our Cyprus operations are conducted in Limassol, Cyprus where we are licensed to receive, transmit and execute customer orders, establish custodial accounts, engage in foreign currency exchange services and margin lending, and trade its own investment portfolio. Through our Cyprus office we provide transaction handling and intermediary services to our offices requiring access to securities markets in the U.S. and Europe that are secure without the constraint of trading through omnibus clearing accounts that are disfavored by regulators and U.S. financial institutions.

RETAIL BROKERAGE SERVICES

Our initial line of business has been directed toward providing a comprehensive array of financial services to our target retail audience which is high-net-worth individuals and small businesses seeking to diversify their investment portfolios to manage economic risk associated with political, regulatory, currency, banking, and national uncertainties. Clients are provided online tools and retail locations to establish accounts and conduct securities trading on transaction-based pricing. We market to our customer demographic through a number of channels, including telemarketing, training seminars and investment conferences, print and online advertising using social media, mobile app and search engine optimization activities.

We serviced more than 46,000 client accounts of which more than 67% carried positive cash or asset account balances at our fiscal year ended March 31, 2018. During the fiscal year we opened over 10,700 new accounts, against only 235 account closures. Our total client transaction volume for the year exceeded $14 billion.

As described in more detail in “Recent Acquisitions” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as result of acquisitions of JSC Asyl Invest and LLC Nettrader Brokerage, made subsequent to the fiscal year end, our customer base increased to approximately 80,000 client accounts. In terms of registered client accounts, data published by the KASE places us as the largest broker in the country and data published by the MOEX places us as the 9th largest retail securities broker in Russia.

We have accelerated our growth through completion of several strategic acquisitions which have enabled us to expand our market reach, increase our client base and provide our clientele the convenience of both a state-of-the-art proprietary electronic trading platform, Tradernet, and 55 retail brokerage and financial services offices located across Kazakhstan (16), Kyrgyzstan (1), Russia (36), Uzbekistan (1) and Ukraine (1) that provide our full array of financial services, investment consulting and education. We are also in process of opening 12 addition locations in Ukraine.

Tradernet provides clients a browser-based desktop application and in some countries a supporting mobile app to facilitate trading activity. Tradernet provides clients with trading capabilities and access to the KASE, Ukrainian Exchange, MOEX, SPBEX, NYSE, NASDAQ, LSE, and Deutsche Börse. Additionally, Tradernet allows clients to monitor and manage all aspects of their personal accounts and participate in our client social network.

Full-Service Brokerage — We offer full-service brokerage covering a broad array of investment alternatives including exchange-traded and over-the-counter corporate equity and debt securities, money market instruments, exchange traded options and futures contracts, government bonds, and mutual funds. A substantial portion of our revenue is derived from commissions from clients through accounts with transaction-based pricing. Brokerage commissions are charged on investment products in accordance with a schedule we have formulated that aligns with local practices.

In Russia we augment our retail brokerage services with banking services conducted in rubles and foreign currencies for individuals and legal entities. In accordance with federal law in Russia, the Deposit Insurance Agency of Russia insures 100% of deposits of individuals up to 1.4 million Russian rubles. We generate revenue by providing services that include money transfers, foreign currency exchange, interbank lending, deposits, settlements and escrow services. Currently, we focus our banking services to support our securities brokerage customers. We are an authorized Visa/MasterCard issuer, and a participant in the Mir payment system in Russia. We issue multi-currency cards. We have introduced internet banking and mobile applications for Android/iOS for companies and individuals. In addition, we offer clients several investment and structured banking products (insured deposits with option features and currency risk hedging products).

Margin Lending — We extend credit to customers, collateralized by securities and cash in the customer's account, for a portion of the purchase price, and receive income from interest charged on such extensions of credit. The customer is charged for such margin financing at interest rates established by us.

Investor Education— We provide a variety of investment education and training courses to clients. We do not engage in asset or portfolio management nor do we engage in discretionary trading in our client account investment advisory services. Our clients are provided online access to tools that enable them to manage and monitor their accounts and portfolio performance via Tradernet.

Investment Research — We employ 11 securities analysts that conduct equity and debt research covering several individual securities worldwide. We provide regular research reports, notes and earnings updates to our clients.

CAPITAL MARKETS

Our success and growth in retail securities brokerage has allowed us to extend our activities and participation in the capital markets.

Investment Banking

 We have established a team of investment banking professionals in Almaty and Moscow. Our investment banking division provides strategic advisory services and capital markets products to emerging growth and small market businesses as well as financial sponsors. Our investment banking team focuses on certain sectors including consumer and business services, energy, financial institutions and real estate, technology, media and communications. Our investment banking activities are concentrated in Kazakhstan and Russia where the governments continue to privatize industries, but commercial banks concentrate their services on large enterprises or state-owned enterprises. The commercial lending sources also impose loan structures and debt covenants that exclude many companies. This has created growing interest and demand in the underserved small and emerging company sector. To date our activities have been underwriting of debt and equity offerings on a “best efforts” and firm underwriting basis.

Equities Capital Markets — We provide capital raising solutions for corporate clients through initial public offerings, follow-on offerings and private investments in public entities. We focus on emerging companies in growth industries and participate as market makers in our underwritten securities offerings after the initial placements of shares.

Debt Capital Markets — We offer a range of debt capital markets solutions for emerging growth and small market companies and financial sponsors. We focus on structuring and distributing private debt, for various purposes including buyouts, acquisitions, growth capital financings, and recapitalizations. In addition, we participate in bond financings for both sovereign and corporate emerging market issuers.

Proprietary Trading and Investment Activities

In the regular course of our business, we take securities positions as a market maker and/or principal to facilitate customer transactions and for investment purposes. In making markets and when trading for our own account, we expose our own capital to the risk of fluctuations in market value. The size of our securities positions vary substantially based upon economic and market conditions, allocations of capital, underwriting commitments and trading volume. Also, the aggregate value of inventories of securities which we may carry is limited by the Net Capital Rule as in effect in the jurisdictions where we conduct our business. See "Regulatory Capital Requirements" herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" in Item 7.

Repurchase and Reverse Repurchase Agreements

Additionally, through the use of securities sold under agreements to repurchase and securities purchased under agreements to resell, the Company acts as an intermediary between borrowers and lenders of short-term funds and provides funding for various inventory positions. The Company also employs repurchase and reverse repurchase agreements in its proprietary trading activities.

Securities Lending

In connection with both our trading and brokerage activities, we borrow securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date and lend securities to other brokers and dealers for similar purposes. We earn interest on our cash collateral provided and pay interest on the cash collateral received less a rebate earned for lending securities.

EMPLOYEES

Administration and operations personnel are responsible for the processing of securities transactions; the receipt, identification and delivery of funds and securities; the maintenance of internal financial controls; accounting functions; custody of customers' securities; the handling of margin accounts for us and our correspondents; and general office services.

At March 31 2018, the Company employed 651 employees (623 full-time and 28 part-time), of whom 191 were retail financial advisers, 362 were operations personnel, 11 were research and securities analysts, 12 were capital markets team, 34 were MIS and IT systems personnel and 41 were administrative personnel.

COMPETITION

We face aggressive competition in each of the markets where we offer our services. We compete with international, regional and local brokerage, banking, and financial services firms that offer an array of financial products and services. The brokerage and financial service firms with which we principally compete for customers include: (i) BrokerCreditService and Finam in Russia; (ii) Halyk Finance, BCC Invest, Centras Securities and Kazkommerts Securities in Kazakhstan; and (iii) Dragan Capital and Univer Capital in Ukraine. While there are many large banks in Russia, FFIN Bank has identified its principal banking competitors as BCS, Bank Otkritie and Finam.

Many of the firms with which we compete are larger, provide additional and more diversified services and products, provide access to more international markets, and have greater technical, and financial resources. We leverage competitive advantages we have developed, including our extensive experience in providing local investors access to the U.S. securities markets, our ability to deliver high quality analytical information and our focus on providing convenient, high tech user friendly access to our services and the markets. We also believe we provide our customers advantages in their regional markets, particularly in the area of access to participation in IPOs of foreign issuers and well-known global companies. We have also been an active participant in various privatization programs, which has allowed us to develop expertise and a prominent reputation in the public placement of securities of local issuers in the regions where we operate.

BUSINESS CONTINUITY PLAN

We identify business continuity as the capability to continue the delivery of services to our clients, employees and various business partners and counterparties at acceptable predefined levels following a disruption that may occur in one or more business activities and/or in one or more operating locations due to local, national or regional disaster, or due to failure of one or more components of information technology infrastructure, including proprietary or self-developed information system, databases, software and hardware that we operate to provide such service. Since our operations are conducted through our subsidiary companies, our business continuity plans are developed locally by our subsidiaries to cover key business areas, provide contingency plans for IT infrastructure and communication to employees, clients and counterparties. Our operating subsidiaries in each geographical location rely on local public utilities for electric power with additional electric generator back up (if available). For telephone, internet and data center services besides primary on-site, we engage where available back up providers. All of these service providers have assured management of our subsidiary companies that they have plans for providing continued service in the case of an unexpected event that might disrupt their services. At the same time, our business continuity plans have little impact if a failure occurs from disruption of third-party service providers that cannot be replaced in a reasonable time by another provider due to uniqueness or special services, such as stock exchanges, depositories, clearing houses, clearing firms or other financial intermediaries used to facilitate our securities transactions. For this purpose, our subsidiaries have established constant and ongoing communication with the service providers to ensure timely receipt of data about their planned and actual activities. We are in process of developing uniformity across our subsidiaries to address business continuity by pursuing a standard for business continuity that will conclude ISO 22301 Societal security - Business continuity management systems.

CYBERSECURITY

Cybersecurity continues to be a growing priority for companies of all sizes, across all industries, especially in the financial services industry. Development of internet, cloud technologies and remote access to services has increased the risk of personal/sensitive/confidential data theft, unauthorized access to systems and databases, and interruption of business services to unprecedented levels. Recent security incidents have demonstrated the problematic element of cybersecurity is the constantly evolving nature of security risks, as new threats appear on a daily basis and bad actors are taking malware to new levels of sophistication and impact. Ransomware, malware, social engineering and phishing are key cybersecurity threats today. Traditional antivirus and next-generation antivirus are primarily designed to block file-based malware through scanning files on disk and quarantining malicious executables. Cybersecurity attacks have evolved to bypass antivirus protection through widespread adoption of fileless delivery techniques. Advisory organizations and regulatory bodies are requiring companies to provide more proactive, adaptive and sophisticated defenses. They also recommend a shift toward continuous monitoring and real-time assessment. We conduct ongoing planning and control of crucial areas of our business to detect and prevent cyber-attacks and to mitigate the risks of service disruption, loss of client, financial, confidential and other data with restricted or limited access. We are planning to implement additional standards that will be based on, but not limited to, ISO/IEC 27001 Information security management standards. See Risk Factors – “Interruptions in the proper functioning of our information technology, or “IT” systems, including from cybersecurity threats, could disrupt operations and cause unanticipated increases in costs or decreases in revenues, or both” in Item 1A.

REGULATORY OVERSIGHT

We operate in a highly regulated industry. Our securities and banking business activities are subject to extensive regulation and oversight by the stock exchanges, central/national banks, governmental and self-regulatory authorities in the foreign jurisdictions where we conduct business activities, the Markets in Financial Instruments Directive II and Regulation of the European Union, and certain laws of the United States. We expect that the regulatory environment will continue to raise standards and impose new regulation.

In the foreign jurisdictions where we conduct business we are subject to overlapping schemes of regulation that govern all aspects of our relationship with our customers. These regulations cover a broad range of practices and procedures, including:

●
minimum net capital requirements;
●
the use and safekeeping of customers’ funds and securities;
●
recordkeeping and reporting requirements;
●
client identification, clearance and monitoring to identify and prevent money laundering and funding of terrorism and facilitate FATCA reporting;
●
supervisory and organizational procedures intended to monitor and assure compliance with relevant laws and regulations and to prevent improper trading practices;
●
employee-related matters, including qualification and certification of personnel;
●
provision of investment and ancillary services, clearance, and settlement procedures;
●
transaction execution, clearance, and settlement procedures;
●
maximum loan and bank guarantees concentration issued to shareholders;
●
credit risk requirements;
●
liquidity risk requirements;
●
acquisitions;
●
qualification of firm management;
●
risk detection, management, and correction; and
●
anti-money laundering and financing of terrorism.

The regulatory authorities in each jurisdiction where we operate establish minimum net capital requirements we must meet to maintain our licensure to conduct the brokerage and/or banking services we provide. These minimum net capital requirements currently range from approximately $262,000 to $5,340,000 and fluctuate depending on various factors. In the event we fail to maintain minimum net capital, we may be subject to fines and penalties, suspension of operations, and disqualification of our management from working in the industry.

Compliance with minimum capital requirements could limit our expansion into activities and operations that require significant capital. Minimum capital requirements could also restrict our ability to transfer funds among our subsidiaries.

Violations of securities, banking, anti-money laundering and financing of terrorism laws, rules and regulations can subject us to a broad range of disciplinary actions including imposition of fines and sanctions, other remedial actions, including cease and desist orders, removal from managerial positions, loss of licensing, and civil and criminal proceedings.

Foreign Corrupt Practices Act—In the U.S., the 1970 Foreign Corrupt Practices Act, or FCPA, broadly prohibits foreign bribery and mandates recordkeeping and accounting practices. The anti-bribery provisions make it illegal for us, either directly or through any subsidiary that we may acquire, to bribe any foreign official for the purpose of obtaining business. The term “public official” is defined broadly to include persons affiliated with government-sponsored or owned commercial enterprises as well as appointed or elected public officials. The recordkeeping provisions require that we and our subsidiaries make and maintain books that, in reasonable detail, reflect our transactions and dispositions of assets and devise and maintain a system of internal accounting controls that enables us to provide reasonable assurance that transactions are properly recorded in accordance with management’s authorizations, that transactions are recorded as necessary to permit the preparation of financial statements, that access to our funds and other assets is permitted only in accordance with management’s authorizations, and that the recorded accounts for assets are compared periodically with the existing assets to assure conformity.

The FCPA requires that we establish and maintain an effective compliance program to ensure compliance with U.S. law. Failure to comply with the FCPA can result in substantial fines and other sanctions.

Foreign Account Tax Compliance Act—The 2010 Foreign Account Tax Compliance Act, or FATCA, was enacted in the United States to target non-compliance by U.S. taxpayers using foreign accounts. FATCA requires foreign financial institutions, such as the Freedom Companies, to report to the United States Internal Revenue Service (“IRS”) information about financial accounts held by U.S. taxpayers, or by foreign entities in which U.S. taxpayers hold a substantial ownership interest.

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

Cyprus, Kazakhstan, Ukraine and Uzbekistan have entered Model 1 intergovernmental agreements with the United States containing provisions regulating the process for financial institutions in these countries to collect information on U.S. taxpayer accounts and provide that information to the IRS. In general, the requirements of the agreements concern the analysis of new and existing customer accounts to identify U.S. taxpayers. The agreement requires financial institutions in these countries to identify their clients and analyze their products to identify the accounts of customers affected by FATCA and collect all necessary information to classify those accounts in compliance with the requirements of FATCA. After classifying the accounts, financial institutions are obligated to regularly present information, including name, taxpayer identification number, and account balance, to the local tax authorities for transfer to the IRS. The agreements also address when financial institutions in these countries are required to withhold taxes to be remitted to the IRS. Pursuant to these intergovernmental agreements, our subsidiaries in these countries are required to obtain client documentation associated with the indicia of his, her, or its U.S. tax residency status as well as related account information in order to report accordingly.

The failure to comply with FATCA could result in adverse financial and reputational consequences to us as well as the imposition of sanctions or penalties including responsibility for the taxes on any funds distributed without the proper withholdings set aside.

MONETARY POLICY

Our earnings are and will be affected by domestic economic conditions and the monetary and fiscal policies of the governments of Kazakhstan, Kyrgyzstan, Russia, Uzbekistan, Ukraine, Cyprus and the United States. The monetary policies of these countries may have a significant effect upon our operating results. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

AVAILABLE INFORMATION

We maintain our U.S. administrative offices at 324 South 400 West, Suite 250, Salt Lake City, Utah 84101. Our telephone number in the United States is (801) 355-2227. You may read and copy this Annual Report on Form 10-K for the year ended March 31, 2018 at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also obtain copies by mail from the Public Reference Room of the SEC at prescribed rates. To obtain information on the operation of the Public Reference Room, you can call the SEC at 1-800-SEC-0330. The SEC also maintains an internet website that contains reports, proxy and information statements and other information regarding issuers, that we file electronically with the SEC. The address of the SEC's internet website is http://www.sec.gov.

Item 1A. Risk Factors

This report contains forward-looking statements and information concerning us, our plans, and other future events. The risks described below are not the only ones we face and the statements contained elsewhere in this report, including our financial statements, should be read together with these risk factors. The occurrence of any of, or a combination of, the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial position, results of operations or cash flows. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Our business is affected by general business and economic conditions, which could materially and adversely affect our business, financial position, results of operations or cash flows.

Demand for our products is affected by a number of general business and economic conditions. A decline in the Russian, Kazakhstan, Ukraine, Uzbekistan, Kyrgyzstan and Cyprus financial markets or general economies could materially and adversely affect our business, financial position, results of operations or cash flows. Our profit margins, as well as overall demand for our services, could decline as a result of a large number of factors beyond our control, including economic recessions, changes in customer preferences, investor and consumer confidence, inflation, availability of credit, fluctuation in interest and currency exchange rates and changes in the fiscal or monetary policies of governments in the regions in which we operate.

We cannot predict the duration of current economic conditions, or the timing or strength of any future activities in our markets. Weakness in the markets in which we operate could have a material adverse effect on our business, financial condition, results of operations or cash flows. We may have to close underperforming facilities from time to time as warranted by general economic conditions and/or weakness in the markets in which we operate. This, combined with our financial commitments could negatively impact our business, financial condition, results of operations or cash flows.

We operate in the emerging consumer financial services sector in Central Asia, which is a competitive landscape where increased competition from larger service providers with greater resources or superior service offerings could materially and adversely affect our business, financial position, results of operations or cash flows.

We derive our revenues from brokerage, banking and financial services businesses serving customers in Russia, Kazakhstan, Ukraine, Uzbekistan, Kyrgyzstan and Cyprus. Investing by retail customers, particularly in U.S. securities, is an emerging market in those countries, and we expect to encounter intense price competition in this business as this industry matures with more competitive service providers. We believe we may experience competitive pressures in these and other areas as existing or new competitors seek to obtain market share by competing on the basis of price or service. In addition, our retail brokerage business will likely face pressure from larger competitors, which may be better able to offer a broader range of complementary products and services to retail brokerage clients in order to win their trading business. Our inability to compete effectively with our competitors could materially and adversely affect our business, financial position, results of operations or cash flows.

Failure to meet capital adequacy and liquidity guidelines could affect the financial condition and operations of our subsidiaries.

Our subsidiary companies must meet certain capital and liquidity standards, subject to qualitative judgments by government regulators regarding the adequacy of their capital and internal assessment of their capital needs. These net capital rules may limit the ability of each company to transfer capital to us. New regulatory capital, liquidity, and stress testing requirements may limit or otherwise restrict how each subsidiary utilizes its capital, and may require us to increase its capital and/or liquidity or to limit its growth. Failure by our subsidiaries to meet minimum capital requirements could result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could adversely affect our business, financial position, results of operations or cash flows.

We may suffer significant losses from credit exposures.

Our business is subject to the risk that a customer, counterparty or issuer will fail to perform its contractual obligations, or that the value of collateral held to secure obligations will prove to be inadequate. We are also subject to the same risk in connection with our own failures in connection with our proprietary trading. While we have policies and procedures designed to manage this risk, the policies and procedures may not be fully effective to protect us against the risk of loss. Our exposure results principally from repurchase and reverse repurchase agreements, margin lending, clients’ options trading, futures activities, securities lending, our role as counterparty in financial contracts, investing activities, and from our trading for our proprietary accounts.

When we, for our own accounts, and our customers, for their accounts, purchase securities on margin, borrow on lines of credit collateralized by securities, or trade options or futures, we are subject to the risk that we, or our customers, may default on those obligations when the value of the securities and cash in our own proprietary or in the customers’ accounts falls below the amount of the indebtedness. Abrupt changes in securities valuations and the failure to meet margin calls could result in substantial losses.

We have exposure to credit risk associated with our proprietary investments. Our investments are subject to price fluctuations as a result of changes in the Russia, Kazakhstan and U.S. financial markets’ assessment of credit quality. Loss of value of securities can negatively affect earnings if our management determines that such securities are other than temporarily impaired. The evaluation of whether other-than-temporary impairment (OTTI) exists is a matter of judgment, which includes the assessment of several factors. If our management determines that a security is OTTI, the cost basis of the security may be adjusted and a corresponding loss may be recognized in current earnings. Deterioration in the performance of available for sale securities could result in the recognition of future impairment charges. Even if a security is not considered OTTI, if we were forced to sell the security sooner than intended we would have to recognize any unrealized losses at that time.

We rely upon the use credit arrangements as a significant component of our trading strategy. We are constantly searching for reliable counterparties for such transactions. Our inability to access an adequate pool of quality reliable counterparties to engage with could limit our ability to undertake certain transactions, which could negatively impact our business, results of operations and cash flows.

Our investments can expose us to a significant risk of capital loss.

We use a significant portion of our capital in a variety of investment activities. Historically and currently, we have relied on leveraging to increase the size of our proprietary portfolio. As a result, we face risks of illiquidity, loss of principal and revaluation of assets. The companies in which we invest may concentrate on markets which are or may be disproportionately impacted by pressures in the sectors on which they focus, and their existing business operations or investment strategy may not perform as projected. As a result, we have suffered losses in the past and may suffer losses from our investment activities in the future.

Our proprietary portfolio is currently highly leveraged and concentrated in relatively few companies. Approximately $105 million of our proprietary portfolio is currently invested in one company. A consequence of this investment strategy is that our investment returns could be materially and adversely affected if this investment does not perform as anticipated. Moreover, because we rely heavily on leverage in our portfolio, when an investment such as this does not perform within the time horizon we project, we face significant risk of either having to close the position at a time when the market price or liquidity might be unfavorable, or extending financing arrangements beyond the time frame initially anticipated, which can result in paying higher financing costs than projected. If a significant investment such as this fails to perform as we anticipate our return on investment, business, liquidity, cash flow, financial condition and results of operations could be materially negatively affected and the magnitude of the loss could be very significant.

Even if we make appropriate investment decisions based on the intrinsic value of an enterprise, we cannot give assurance that the value of the investment will not decline, perhaps materially, as a result of conditions beyond our control, including delays in anticipated transactions, general market conditions or changes in law. For example, an increase in interest rates, a general decline in the stock markets, delays in timing of anticipated events, an inability to identify and engage suitable counterparties, or other market conditions adverse to companies or investments of the type in which we invest could result in a decline in the value of our investments. Additionally, changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, or new laws, rules or regulations could have an adverse impact on the business and industries in which we invest.

We are subject to risks associated with our securities lending business.

Our brokerages have active securities borrowed and loaned business in which they borrow securities from one party and lend them to another.  As a result, market risk in our securities lending business arises when the market value of securities borrowed declines relative to the cash we post as collateral with the lender; and when the market value of securities we have loaned increases relative to the cash we have received as collateral from the borrower.  Market value fluctuations in our securities lending business are measured daily and any exposure versus cash received or posted is settled daily with counterparties.  In addition, credit risk from our securities lending operations arises if a lender or borrower defaults on an outstanding securities loan or borrowing transaction and the cash or securities they are holding is insufficient to cover the amount they owe us for that receivable.  Finally, there is systemic risk associated with the concentration of clearing and related functions in covered clearing agencies involved in securities lending activities. The market and credit risks associated with our securities lending business have the potential of adversely impacting our business, financial condition and results of operations.

Operating risks associated with our securities lending business may result in counterparty losses, and in certain circumstances, potential financial liabilities.

As part of our securities lending business, we lend securities to banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. We must manage this process and mitigate the associated operational risks. Failure to mitigate such operational risks could result in financial losses for counterparties in the securities lending business apart from the risks of collateral investments. Additionally, in certain circumstances, we could potentially be held liable for the failure to manage any such risks.

Larger and more frequent capital commitments in our trading and underwriting business activities increases the potential for us to incur significant losses.

We commit our capital to maintain trading positions in the equity, convertible securities and debt markets. We may enter into large transactions in which we commit our own capital. The number and size of these large transactions may adversely affect our results of operations in a given period. Although we may take measures to manage market risk, such as employing inventory position limits and using quantitative risk measures, we may incur significant losses from our trading activities due to leverage, market fluctuations and volatility in our results of operations. To the extent that we own assets, i.e., have long positions, in any of those markets, a downturn in the value of those assets or in those markets could result in losses. Conversely, to the extent we have sold assets we do not own, i.e., have short positions, in any of those markets, an upturn in those markets could expose us to potentially large losses as we attempt to cover our short positions by acquiring assets in a rising market.

We may need to raise additional capital, and we cannot be sure that additional financing will be available.

To satisfy existing obligations and support the development of our business, we depend on our ability to generate cash flow from operations and to borrow funds and issue securities in the capital markets. We may require additional financing for liquidity, capital requirements or growth initiatives. We may not be able to obtain financing on terms and at interest rates that are favorable to us or at all. Any inability by us to obtain financing in the future could materially and adversely affect our business, financial position, results of operations or cash flows.

We are dependent on our executive management team, in particular Timur Turlov. If we are unable to hire, engage and retain key personnel, our business, financial position, results of operations or cash flows could be materially and adversely affected.

We depend on the efforts, skill, reputations and business contacts of our executive management team, in particular Timur Turlov, and the management teams of our subsidiaries. We believe our success depends to a significant extent upon the experience of these individuals, whose continued service is not guaranteed. We have no assurance that the services of these individuals will continue to be available to the full extent of our needs. If certain individuals leave or are otherwise no longer available, we may not be able to replace them with comparable capable personnel and may be unable to execute our business plan.

We are dependent, in part, on our continued ability to hire, engage and retain key employees at the centers of our international operations. Additionally, we rely upon experienced managerial, marketing and support personnel to effectively manage our business and to successfully promote our range of services. If we do not succeed in engaging and retaining key employees and other personnel, we may be unable to meet our objectives and, as a result, our business, financial position, results of operations or cash flows could be materially and adversely affected.

Interruptions in the proper functioning of our information technology, or “IT” systems, including from cybersecurity threats, could disrupt operations and cause unanticipated increases in costs or decreases in revenues, or both.

Our broker-dealer, financial services and banking businesses are highly dependent on processing, on a daily basis, a large number of communications and increasingly complex transactions across diverse markets, in different languages. The financial, accounting, or other data processing systems we or the firms that clear transactions on behalf of our customers, use may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our facilities. The inability of these systems to accommodate an increasing volume of transactions could also constrain our ability to expand our business operations. If any of these systems do not operate properly or are disabled, or if there are other shortcomings or failures in our internal processes, personnel, or systems, we could suffer impairment to our liquidity, financial loss, a disruption of business, liability to clients, regulatory intervention, or reputational damage.

We also face the risk of operational failure at any of the exchanges, depositories, clearing houses, clearing firms or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and to manage our exposure to risk.

Our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our business and the communities in which we and third parties with whom we conduct business are located, including disruption involving electrical, communications, transportation, or other services, whether due to fire, other natural disaster, power or communications failure, act of terrorism, war, or otherwise. We have employees in a number of cities in Russia, Kazakhstan, Ukraine, Kyrgyzstan, Uzbekistan and Cyprus, all of who need to work and communicate as an integrated team. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel. We do not maintain insurance policies to mitigate these risks because it may not be available or may be more expensive than the perceived benefit. Further, any insurance that we may purchase to mitigate certain of these risks may not cover these losses.

Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Our computer systems, software, and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. The occurrence of one or more of these events could: (a) jeopardize confidential and other information processed by, stored in, and transmitted through our computer systems and networks or the computer systems and networks of our customers or other third parties with which we conduct business; or (b) otherwise cause interruptions or malfunctions in our operations or the operations of our customers or third parties with which we conduct business. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance. In addition, new data privacy laws and regulations, including the new European Union General Data Protection Regulation (“GDPR”) effective May 2018, pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in significant penalties.

Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data (either directly or through our vendors) and other electronic security breaches. Despite our security measures, our IT systems and infrastructure or those of our third parties may be vulnerable to such cyber incidents. The result of these incidents could include, but are not limited to, disrupted operations, misstated or misappropriated financial data, theft of our intellectual property or other confidential information (including of our customers, suppliers and employees), liability for stolen assets or information, increased cyber security protection costs and reputational damage adversely affecting customer or investor confidence. In addition, if any information about our customers, including payment information, were the subject of a successful cybersecurity attack against us, we could be subject to litigation or other claims by the affected customers. We have incurred costs and may incur significant additional costs in order to implement the security measures we feel are appropriate to protect our IT systems.

We face risks relating to doing business internationally that could materially and adversely affect our business, financial position, results of operations or cash flows.

Our business operates and serves customers in certain foreign countries, including Russia, Kazakhstan, Ukraine, Uzbekistan, Kyrgyzstan and Cyprus. There are certain risks inherent in doing business internationally, including:

●
economic volatility and sustained economic downturns;
●
difficulties in enforcing contractual and intellectual property rights;
●
currency exchange rate fluctuations and currency exchange controls;
●
changes in the securities brokerage and banking laws and regulations;
●
difficulties in developing, staffing, and simultaneously managing a number of foreign operations;
●
potentially adverse tax developments;
●
exposure to different legal standards;
●
political or social unrest, including terrorism;
●
risks related to government regulation and uncertain protection and enforcement of our intellectual property rights; and
●
the presence of corruption in certain countries.

One or more of these factors could materially and adversely affect our business, financial position, results of operations or cash flows.

The countries in which we operate have changing regulatory regimes, regulatory policies, and interpretations.

The countries in which we operate our financial services business have regulatory regimes governing the operation of broker-dealers within those countries, the transfer of funds to and from such countries, and other aspects of the finance, investment and banking industries. These provisions were promulgated during changing political circumstances, are continuing to change, and may be relatively untested, particularly insofar as they apply to foreign investments by residents. Therefore, there may exist little or no administrative or enforcement history or established practice that can aid us in evaluating how the regulatory regimes may impact our operations. It is possible that those governmental policies will change or that new laws and regulations, administrative practices or policies, or interpretations of existing laws and regulations will materially and adversely affect our activities in one or more of the countries where we operate. Further, since the history and practice of industry regulation is sparse, our activities may be particularly vulnerable to the decisions and positions of individuals, who may change, be subject to external pressures, or administer policies inconsistently. Internal bureaucratic politics may have unpredictable and negative consequences. Our profitability could also be affected by changes to rules and regulations that impact the business and financial communities generally, including changes to the laws governing taxation, electronic commerce, client privacy and security of client data.  In addition, changes to these rules and regulations could result in limitations on the lines of business we conduct, modifications to our business practices, more stringent capital and liquidity requirements, or additional costs. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes to our compliance, risk management, treasury and operations functions.

We are dependent upon our relationship with a U.S. securities broker-dealer and clearing firm to receive and transmit funds internationally.

Funds invested by our customers in securities of U.S. companies are transmitted to a U.S. securities broker-dealer and clearing firm and funds from the sale of securities are transmitted from the U.S. securities broker-dealer and clearing firm back to us through international banking electronic transfers, which can experience clerical and administrative mistakes, be subject to technical interruption, be delayed, or otherwise fail to work as planned. We do not have any control over these funds transfers. Failures or substantial delays in funds transfers could impair our customer relationships.

We may be unable to identify, acquire, close or integrate acquisition targets successfully.

Acquisitions are a component of our growth strategy; however, there can be no assurance that we will be able to continue to grow our business through acquisitions as we have done historically or that any businesses acquired will perform in accordance with expectations or that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove to be correct. We will continue to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to strengthen our industry position or enhance our existing service offerings. We cannot assure you that we will identify or successfully complete transactions with suitable acquisition candidates in the future, nor can we assure you that completed acquisitions will be successful. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

In addition, we do not have extensive experience in integrating acquisitions and we could experience difficulties incorporating an acquired company's personnel, operations, technology, and service offerings into our own or in retaining and motivating key personnel from these businesses. We may also incur unanticipated liabilities. Any such difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we cannot provide any assurance that we will realize the anticipated benefits and/or synergies of any such acquisition or investment.

As a result of our international operations, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws.

The U.S. Foreign Corrupt Practices Act, or the “FCPA,” and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to influence foreign government officials for the purpose of obtaining or retaining business or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by both the U.S. Department of Justice and the SEC, resulting in record fines and penalties, increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals.

We have operations in Russia, Kazakhstan, Ukraine, Kyrgyzstan, Uzbekistan and Cyprus. Enforcement officials interpret the FCPA’s prohibition on improper payments to government officials to apply to officials like those of the Central Bank of the Russian Federation, the Committee for the Control and Supervision of the Financial Market and Financial Organizations of the National Bank of the Republic of Kazakhstan, the Center for Coordination and Development of Securities Market of the Republic of Uzbekistan, the National Commission for securities markets of Ukraine and the Cyprus Securities and Exchange Commission, the principal regulatory bodies that would control and monitor our operations in Russia, Kazakhstan, Ukraine, Uzbekistan and Cyprus. Our internal policies and those of our subsidiaries provide for compliance with all applicable anti-corruption laws. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from unauthorized reckless or criminal acts committed by our employees, agents or independent contractors. In the event that we believe or have reason to believe that our employees, agents or distributors have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in severe criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our business, financial condition, results of operations and cash flows.

We are a holding company with no operations of our own, and we depend on our subsidiaries for cash to fund all of our operations and expenses, including making future dividend payments, if any.

Our operations are conducted entirely through our subsidiaries and our ability to generate cash to fund our operations and expenses, to pay dividends or to meet debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries through dividends or intercompany loans. Deterioration in the financial condition, earnings or cash flow of our subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent our subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or are otherwise unable to provide funds to the extent of our needs, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

Mr. Turlov has control over key decision making as a result of his ownership of a majority of our voting stock.

Mr. Turlov, our chief executive officer and chairman of our board of directors, beneficially owns approximately 73.1% of our outstanding common stock. Mr. Turlov currently has sole voting control of FRHC and can control the outcome of matters submitted to stockholders for approval, including the election of directors, stock splits, recapitalization, and any merger, consolidation, or sale of all or substantially all of our assets. In addition, Mr. Turlov has the ability to control our management and affairs as a result of his position as our chief executive officer and his ability to control the election of our directors. As a board member and officer, Mr. Turlov owes a fiduciary duty to our stockholders and must act in good faith and in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, however, Mr. Turlov is entitled to vote his shares of common stock according to his personal interests, which may not always be in the interest of our stockholders generally.

Our common stock has a limited public market, and the market price of our common stock may be volatile and could decline.

There is a limited public market for our common stock traded on the OTC Pink Market. We cannot assure you of the level of trading activity for our common stock will increase or be sustained. In the absence of an active public trading market you may not be able to sell our shares in open market transactions. An inactive market may also impair our ability to raise capital to fund operations by selling common stock and may impair our ability to make strategic investments by using our common stock as consideration. In addition, the market price of our common stock may fluctuate significantly. Among the factors that could affect our stock price are:

●
industry or general market conditions;
●
domestic and international economic factors unrelated to our performance;
●
country risk associated with the countries in which we conduct operations;
●
changes in our customers’ preferences;
●
new regulatory pronouncements and changes in regulatory guidelines;
●
lawsuits, enforcement actions and other claims by third parties or governmental authorities;
●
actual or anticipated fluctuations in our quarterly operating results;
●
changes in securities analysts’ estimates of our financial performance or lack of research coverage and reports by industry analysts;
●
actions by large position stockholders, including future sales of our common stock;
●
announcements by us of significant impairment charges;
●
speculation in the press or investment community;
●
investor perception of us and our industry;
●
changes in market valuations or earnings of similar companies;
●
announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships;
●
war, terrorist acts and epidemic disease;
●
any future sales of our common stock or other securities;
●
additions or departures of key personnel; and
●
misconduct or other improper actions of our employees.

Stock markets can experience extreme volatility unrelated to the operating performance of any particular company. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against the affected company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which could materially and adversely affect our business, financial position, results of operations or cash flows.

Future offerings of debt or equity securities which would rank senior to our common stock may adversely affect the market price of our common stock.

Our Articles of Incorporation authorize our board of directors to fix the relative rights and preferences of our 20,000,000 shares of authorized preferred stock, without approval from our stockholders. This could affect the rights of our common stockholders regarding, among other things, voting, distributions, dividends and liquidation. We could also use the preferred stock to deter or delay a change in control of FRHC that may be opposed by our management, even if the transaction might be favorable to our common stockholders.

If, in the future, we decide to issue debt or equity securities that rank senior to our common stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in FRHC.

Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act and the Dodd-Frank Act, are expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.

We are subject to the reporting, accounting and corporate governance requirements, under the Sarbanes-Oxley Act and the Dodd-Frank Act. When appropriate we intend to seek a listing of our common stock on a U.S. exchange or market. These Acts and the listing standards of exchanges and markets will impose certain compliance requirements, costs and obligations upon us. The changes necessitated by publicly listing our equity on a securities exchange will require a significant commitment of additional resources and management oversight which will increase our operating costs. Further, to comply with the requirements of being a public company, we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. In addition, we may identify control deficiencies which could result in a material weakness or significant deficiency.

The expenses associated with being a public company include auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we may be required, among other things, to define and expand the roles and the duties of our board of directors and its committees and institute more comprehensive compliance and investor relations functions. Failure to comply with Sarbanes-Oxley Act or Dodd-Frank Act could potentially subject us to sanctions or investigations by the SEC or other regulatory, exchange or market authorities.

We do not intend to pay dividends on our common stock for the foreseeable future and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not intend to declare and pay dividends on our common stock for the foreseeable future. We currently intend to use our future earnings, if any, to repay debt, to fund our growth, to develop our business, for working capital needs and for general corporate purposes. Therefore, we are not likely to pay dividends on our common stock for the foreseeable future, and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain their current value. Payments of dividends, if any, will be at the sole discretion of our board of directors after taking into account various factors, including general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. In addition, our operations are conducted almost entirely through our subsidiaries. As such, to the extent that we determine in the future to pay dividends on our common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. Further, Nevada law imposes additional requirements that may restrict our ability to pay dividends to holders of our common stock.

If we were to list on the NYSE or NASDAQ we would be deemed to be a “controlled company” within the meaning of their rules and, as a result, we would qualify for exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Timur Turlov controls a majority of the voting power of our outstanding common stock. Accordingly, we expect to qualify as a “controlled company” within the meaning of exchange or markets corporate governance standards. Under such rules, a company of which more than 50% of the voting power is held by an individual is a “controlled company” and may elect not to comply with certain corporate governance standards, including:

●
the requirement that a majority of the board of directors consist of independent directors;
●
the requirement that we have an audit committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
●
the requirement that our nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
●
the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●
the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

If we make and are subsequently granted an exchange or market listing, we intend to utilize these exemptions. Currently we do not have a majority of independent directors, our nominating and corporate governance committee and compensation committee do not consist entirely of independent directors and such committees may not be subject to annual performance evaluations, and for as long as we are a controlled company, we anticipate taking advantage of these exemptions. Consequently, you do not and will not have the same protections afforded to stockholders of companies that are subject to all of corporate governance rules and requirements. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are currently located at Office 1704, 4B Building, “Nurly Tau” BC, 17 Al Farabi Ave. Almaty, Kazakhstan 050059, where we lease approximately 10,600 square feet of space. This lease expires in July 2018. We also lease facilities in other locations in the CIS, Cyprus and the U.S. where we conduct our operations

The following table sets forth certain information regarding our leased facilities including, the principal use of the facility, the number of facilities by specific purpose per country, the average size of each facility by country and expiration date or range of dates of the various facilities:

Principal Use	Offices	Approximate Square Footage	Expiration
Administrative Offices and Operations Centers
Russia	1	7,500	April 2020
Kazakhstan	1	10,600	July 2018(1)
United States	1	100	Month-to-month
Cyprus	1	1,300	September 2019

Retail Brokerage Locations
Russia	35	1,300(2)	2018 to 2019(3)
Kazakhstan	15	1,200(2)	2018 to 2019(3)
Ukraine	1	3,000	April 2020
Uzbekistan	1	650	March 2019
Kyrgyzstan	1	2,600	October 2018

(1)
Following expiration of this lease, we will be moving our executive offices to 77/7 al-Farabi ave., “Esentai Tower” BC, Floor 7 and 3, Almaty Kazakhstan 050059. Our new offices will be approximately 34,700 square feet in size. The term of our lease for this new space will expire in March 2023.
(2)
Average square footage of all retail locations.
(3)
Our lease agreements for these locations expire at various times during 2018 and 2019.

We believe our present facilities, together with our current options to extend lease terms, are adequate for our current needs.

Item 3. Legal Proceedings

The securities industry is highly regulated and many aspects of our business involve substantial risk of liability. In recent years, there has been an increasing incidence of litigation involving the brokerage industry, including class action suits that generally seek substantial damages, including in some cases punitive damages. Compliance and trading problems that are reported to federal, state and provincial regulators, exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies, and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic regulatory audits and inspections.

From time to time, our subsidiaries are party to various routine legal proceedings, claims, and regulatory inquiries arising out of the ordinary course of their business. Management believes that the results of these routine legal proceedings, claims, and regulatory matters will not have a material adverse effect on the Company’s financial condition, or on the Company’s operations and cash flows. However, the Company cannot estimate the legal fees and expenses to be incurred in connection with these routine matters and, therefore, is unable to determine whether these future legal fees and expenses will have a material impact on the Company’s operations and cash flows. It is the Company’s policy to expense legal and other fees as incurred.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth for the periods indicated the high and low bid prices for our common stock as quoted under the symbol “FRHC” on the Over-the-Counter Pink Market for the fiscal years ended March 31, 2018 and 2017. These quotations were furnished to us by the OTC Markets Group, Inc. and reflect interdealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions:

Fiscal year ended March 31, 2018	High	Low

Fourth quarter	$7.90	$6.11
Third quarter	$6.36	$1.70
Second quarter	$2.60	$0.25
First quarter	$0.35	$0.16

Fiscal year ended March 31, 2017	High	Low

Fourth quarter	$0.425	$0.125
Third quarter	$0.200	$0.075
Second quarter	$0.150	$0.075
First quarter	$0.175	$0.050

We completed a one-share-for-twenty-five-shares (1:25) reverse split of our outstanding common stock, which was declared effective by the Financial Industry Regulatory Authority (“FINRA”) on September 6, 2017. Bid prices have been adjusted to give effect to the reverse split.

Holders

As of June 26, 2018, we had approximately 652 shareholders of record holding 58,033,212 shares of our common stock. The number of record holders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing houses or agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information on compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)(c)

Equity compensation plans approved by security holders	360,000	$1.98	740,000
Equity compensation plans not approved by security holders	--	--	--
Total	360,000	$1.98	740,000

Recent Sales of Unregistered Securities

Except as reported in a Current Report on Form 8-K we filed with the SEC on March 8, 2018, we did not sell any unregistered shares of our equity securities during the quarter ended March 31, 2018.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities of the Company during the fiscal year ended March 31, 2018.

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

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the fiscal years ended March 31, 2018 and 2017.

Overview

We own several operating subsidiaries that conduct full-service retail securities brokerage, investment counseling, securities trading, investment banking and underwriting services in Central Asia. We are headquartered in Almaty, Kazakhstan, with supporting administrative offices in Russia, Cyprus and the United States.

Our companies are professional participants of the Kazakhstan Stock Exchange (KASE), the Moscow Stock Exchange (MOEX) and the Saint-Petersburg Stock Exchange (SPB), the Ukrainian Exchange, and the Republican Stock Exchange of Tashkent (UZSE). We operate a brokerage office in Cyprus that serves to provide our clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S. and European securities markets, which under the regulatory regimes of many jurisdictions where we operate do not currently allow investors direct access to international securities markets.

Our initial line of business has been directed toward providing a comprehensive array of financial services to our target retail audience which is high-net-worth individuals and small businesses seeking to diversify their investment portfolios to manage economic risk associated with political, regulatory, currency, banking, and national uncertainties. Clients are provided online tools and retail locations to establish accounts and conduct securities trading on transaction-based pricing. We market to our customer demographic through a number of channels, including telemarketing, training seminars and investment conferences, print and online advertising using social media, mobile app and search engine optimization activities.

Executive Summary

Customer Base

We serviced more than 46,000 client accounts more than 67% of which carried positive cash or asset account balances as of the fiscal year ended March 31, 2018. During fiscal 2018 we opened over 10,700 new accounts, against 235 account closures. Our total client transaction volume for the year exceeded $14 billion.

We have accelerated our growth through completion of several strategic acquisitions which have enabled us to expand our market reach, increase our client base and provide our clientele the convenience of both a state-of-the-art proprietary electronic trading platform and 55 retail brokerage and financial services offices located across Kazakhstan (16), Kyrgyzstan (1), Russia (36), Uzbekistan (1) and Ukraine (1) that provide a full array of financial services, investment consulting and education.

Recent Acquisitions

In November 2017, we completed the acquisition of Freedom UA in exchange for approximately 387,700 shares of Company common stock with a market value of approximately $1.5 million on the date of acquisition. This acquisition provided us access to the Ukrainian securities brokerage market including approximately 2,400 client accounts. We are in the process of opening 12 additional retail locations in Ukraine.

Subsequent to the end of our fiscal year, in May 2018, we announced that we had completed the acquisition and merger of JSC Asyl Invest into the Company. This acquisition joined the two largest retail brokerage firms in Kazakhstan and increased our client accounts in Kazakhstan to more than 49,000. Asyl Invest was formerly controlled by Mr. Turlov. We acquired Asyl Invest for approximately $2.25 million, which was equal to the fair value of the net assets acquired by the Company.

Also subsequent to the end of our fiscal year, in June 2018, we announced completion of the acquisition and merger of Nettrader Brokerage Company. This resulted in the acquisition of approximately 16,000 new Russian client accounts. This acquisition also finalized our acquisition of the Tradernet trading platform, a browser-based application and in some countries a supporting mobile app to facilitate our customers’ trading activities and ability to monitor and manage all aspects of their personal accounts and participate in our client social network. Nettrader was formerly owned by Mr. Turlov. We acquired Nettrader for approximately $3.8 million, which was equal to the fair value of the net assets acquired by the Company.

Financing Activities

In December 2017, we completed a private placement of approximate 3.7 million shares of our restricted common stock at $3.00 per share, raising aggregate offering proceeds of approximately $11 million.

In March 2018, we completed we concluded a private placement of approximately 5.4 million shares of our restricted common stock at $5.50 per share, raising net offering proceeds of approximately $29.3 million.

In February 2018, we received a line of credit that allows us to borrow up to $9 million at a rate of 7% per annum. The term of the credit line is one year. As of March 31, 2018, we had drawn down approximately $7 million of the line of credit. This line of credit is collateralized by stock held in our proprietary trading account.

During fiscal 2018, we placed USD denominated bonds of Freedom KZ in Kazakhstan in the amount of approximately $11.9 million. These bonds have an 8.00% fixed annual coupon rate and mature in June 2020.

Financial Highlights

During the year ended March 31, 2018, we realized net income attributable to our common shareholders of approximately $19.2 million and basic and diluted earnings per share of approximately $0.58, compared to approximately $6.3 million and $0.56 during the year ended March 31, 2017.

All dollar amounts reflected under the headings “Results of Operations,” “Liquidity and Capital Resources,” and “Cash Flows” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands of U.S. dollars unless the context indicates otherwise.

Results of Operations

The following year to year comparison of our financial results is not necessarily indicative of future results.

	Year Ended March 31, 2018		Year Ended March 31, 2017 (Recast)
	Amount	%	Amount	%
Revenue:
Fee and commission income	$10,796	20%	$4,090	21%
Net gain on trading securities	33,746	61%	10,806	56%
Interest income	8,184	15%	2,006	10%
Net gain on derivatives	643	1%	1,905	10%
Net realized gain on investments available for sale	-	0%	276	2%
Net gain on sale of fixed assets	5	0%	29	0%
Net gain on foreign exchange operations	1,850	3%	274	1%
Total revenue, net	55,224	100%	19,386	100%

Expense:
Interest expense	14,244	26%	3,807	20%
Fee and commission expense	2,066	4%	346	2%
Operating expense	18,927	34%	9,251	48%
Other expense, net	275	0%	210	1%
Total expense	35,512	64%	13,614	71%

Net income before income taxes	19,712	36%	5,772	30%
Income tax (expense)/benefit	(479)	(1%)	524	2%
Net income before noncontrolling interests	19,233	35%	6,296	32%

Less: Net income attributable to noncontrolling interest in subsidiary	-	0%	9	0%
Net income attributable to common shareholders	19,233	35%	6,287	32%

Other comprehensive income
Changes in unrealized gain on investments available-for-sale, net of tax effect	-	0%	7	0%
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	-	0%	(276)	(1%)
Foreign currency translation adjustments, net of tax	(457)	(1%)	4,465	23%
Comprehensive income before noncontrolling interests	18,776	34%	10,492	54%
Less: comprehensive income attributable to noncontrolling interest in subsidiary	-	0%	9	0%
Comprehensive income attributable to common shareholders	$18,776	34%	$10,483	54%

Revenue

We derive revenue primarily from gains realized from our proprietary trading activities, fee and commission income earned from our retail brokerage clients, fees and commission from investment banking services, and interest income.

	Year Ended March 31, 2018		Year Ended March 31, 2017 (Recast)		Change
	Amount	%	Amount	%	Amount	%
Fee and commission income	$10,796	20%	$4,090	21%	$6,706	164%
Net gain on trading securities	33,746	61%	10,806	56%	22,940	212%
Interest income	8,184	15%	2,006	10%	6,178	308%
Net gain on derivatives	643	1%	1,905	10%	(1,262)	(66%)
Net realized gain on investments available for sale	-	0%	276	2%	(276)	(100%)
Net gain on sale of fixed assets	5	0%	29	0%	(24)	(83%)
Net gain on foreign exchange operations	1,850	3%	274	1%	1,576	575%

Total revenue, net	$55,224	100%	$19,386	100%	$35,838	185%

During the years ended March 31, 2018 and 2017, we realized total revenue, net of $55,224 and $19,386, respectively. Revenue during the year ended March 31, 2018, was significantly higher than during the year ended March 31, 2017, due to higher fee and commission income, higher net gain on trading securities, increased interest income and a larger net gain on foreign exchange operations during the year ended March 31, 2018.

Fee and commission income. During the year ended March 31, 2018, fee and commission income increased $6,706 compared to the year ended March 31, 2017. This increase resulted principally from increased fees and commissions for the retail brokerage and related banking services we provide our clients. During the year ended March 31, 2018, fees and commissions generated from brokerage and related banking services increased by $4,266 and $2,319, respectively.

During the year ended March 31, 2018, we experienced increases in commissions and fees for brokerage services provided to our customers resulting from the growth of our customer base, increases in our client transaction volume, and greater demand for the other services we offer. Fees and commissions for brokerage services consist principally of broker fees from customer trading, underwriting and market making services and agency fees. During the year ended March 31, 2018, brokerage fees and commissions increased $4,225 as a result of increased client transaction volume and underwriting and market making fees increased $1,483 as a result of our participation in more initial and secondary public offerings. We earned no agency fees during March 31, 2018, as we provided no agency services in fiscal 2018, compared to $1,561 in agency fees during the year ended March 31, 2017. Fees for bank services consist primarily of wire transfer fees, commissions for payment processing and commissions for currency exchange operations. The increase in fees and commission from banking services is attributable to the fact that during fiscal 2017 we were in the process of acquiring the bank and the bank did not engage in significant operations until fiscal 2018.

Net gain on trading securities. Net gain on trading securities reflects the gains and losses from trading activities in our proprietary trading accounts. Net gains or losses are comprised of realized and unrealized gains and losses. Gains or losses are realized when we close a position in a security and realize a gain or a loss on that position.  U.S. GAAP requires that we reflect in our financial statements unrealized gains and losses on all our securities trading positions that remain open as of the end of each period.  Unrealized gains or losses reflect the value of our open securities positions at the end of the periods reported.  Fluctuations in unrealized gains or losses from one period to another may result from factors within our control, such as when we elect to close an open securities position, which would have the effect of reducing our open positions and, thereby potentially reducing the amount of unrealized gains or losses in a period.  Fluctuations in unrealized gains and losses from period to period may also occur as a result of factors beyond our control, such as fluctuations in the market prices of the open securities positions we hold.  Unrealized gains or losses in a particular period may or may not be indicative of the gain or loss we will realize on a securities position when the position is closed.

During the year ended March 31, 2018, we recognized a net gain on trading securities of $33,746, which included $17,314 of realized net gain and $16,432 of unrealized net gain, compared to a net gain of $10,806, which included $5,322 of realized net gain and $5,484 of unrealized net gain, on trading securities for the year ended March 31, 2017.  During the year ended March 31, 2018, a significant portion of net gain on securities resulted from the following four securities: JSC Kcell - Kazakhstan’s largest cellular service provider, JSC Astana Banki – Kazakhstan’s retail bank, JSC Kazakhtelecom - largest telecommunications company in Kazakhstan and JSC KEGOC - Kazakhstan’s largest electricity grid company which contributed $16,132, $8,186, $3,980 and $1,847 respectively.

Interest income. During the years ended March 31, 2018 and 2017, we recorded interest income from several sources: interest income on trading securities and interest income on cash and cash equivalents held in financial institutions, reverse repurchase transactions and amounts due from banks. Interest income on trading securities consisted of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading accounts. During the year ended March 31, 2018, we realized interest income of $8,184 compared to $2,006 for the year ended March 31, 2017. The increase in interest income of $6,178 was primarily due to an increase in interest income on trading securities in the amount of $3,694 and an increase in interest income from reverse repurchase transactions in the amount of $2,485 as a result of increased volume of reverse repurchase transactions.

Net gain on derivative. On December 28, 2016, Freedom RU entered into a derivative instrument agreement with a related party that included a call option feature for the purchase of shares held by Freedom RU. This call option was classified as a derivative liability in the Consolidated Balance Sheets and measured at each reporting period using the Black-Scholes Model. The gain associated with this derivative instrument is recognized as gain on a derivative instrument in the Consolidated Statements of Operations and Statements of Other Comprehensive Income. In exchange for a $2,629 premium paid upfront, this derivative instrument granted the holder the right to purchase 11.8 million shares of a top rated Russian commercial bank - Sberbank on June 14, 2017, at a strike price $3.10 per share.

In connection with the transaction described in the preceding paragraph, we recorded a derivative liability of $495 as of March 31, 2017. On June 14, 2017, the derivative instrument expired unexercised by the option holder, and the Company recognized a gain on the derivative instrument of $482.

During the year ended March 31, 2018, Freedom KZ purchased foreign currency futures contracts to sell $25,000 at the weighted average exchange rate of 345.63 KZT/USD in December 2017 and March 2018. As a result of the increase in the KZT/USD exchange rate during the year ended March 31, 2018, we recognized a $161 gain on the trading of futures during the year ended March 31, 2018. The Company uses foreign currency futures contracts to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with financial institutions. The futures contracts are traded on the Kazakhstan Stock Exchange and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price.

Net gain on foreign exchange operations. Net gain on foreign exchange operations resulted from two sources: revaluation of assets and liabilities denominated in currencies other than reporting currencies of each subsidiary of the Company and from purchases and sales of currencies at exchange rates different from official exchange rates set by the National Bank of Kazakhstan and the Central Bank of Russia. During the year ended March 31, 2018, we realized net gain on foreign exchange operations of $1,850 compared to $274 net gain on foreign exchange operations. This increase was due to several factors. First, during the year ended March 31, 2018, we realized a $642 gain on foreign exchange operations as the result of currency trading activity during the year. Second, as a result of an increase in the amount of Kazakhstani tenge denominated assets held by FRHC in the last quarter of the fiscal year ended March 31, 2018, we realized a $410 gain on foreign exchange operations due to the appreciation of the Kazakhstani tenge against the United States dollar during that period. Third, we realized a $369 gain the on revaluation of corporate bonds indexed to United States dollars issued by Freedom KZ due to appreciation on Kazakhstani tenge against United States dollar.

Expense

	Year Ended March 31, 2018		Year Ended March 31, 2017 (Recast)		Change
	Amount	%	Amount	%	Amount	%
Interest expense	$14,244	40%	$3,807	28%	$10,437	274%
Fee and commission expense	2,066	6%	346	3%	1,720	497%
Operating expense	18,927	53%	9,251	68%	9,676	105%
Other expense, net	275	1%	210	1%	65	31%

Total expense	$35,512	100%	$13,614	100%	$21,898	161%

During the years ended March 31, 2018 and 2017, we incurred total expenses of $35,512 and $13,614, respectively. Expenses during the year ended March 31, 2018, increased as a result of continued efforts to expand and grow our business.

Interest expense. During the year ended March 31, 2018, we recognized total interest expense of $14,244, compared to total interest expense of $3,807 during the year ended March 31, 2017. The increase in interest expense was primarily attributable to higher amounts of short-term financing attracted by means of securities repurchase agreements, totaling $9,750.

Fee and commission expense. During the year ended March 31, 2018, we recognized fee and commission expense of $2,066, compared to fee and commission expense of $346 during the year ended March 31, 2017. The increase was mainly associated with an increase in custody bank services fee of $1,280. The higher custody bank service fees resulted from a significant increase in our position in the shares of Kcell which we purchased on international stock markets. We realized increased commission fees paid to the Central Depository, stock exchanges and brokerage fees to other brokers of $440. We also started to work with payment systems, including Apple Pay and Visa which resulted in a $110 increase in expenses.

Operating expense. During the year ended March 31, 2018, operating expense totaled $18,927 compared to operating expenses of $9,251 for the year ended March 31, 2017. The increase was primarily attributable to higher general and administrative expenses related to growth in our operations, including a $2,652 increase in payroll expenses, a $1,621 increase in equity compensation expense for equity awards made to employees, a $1,355 increase in rent expense, a $637 increase in office equipment expenses, a $548 increase in office repair expenses, a $365 increase in professional services fees, a $319 increase in insurance, a $264 increase in advertising expenses, a $130 increase in utilities, a $108 increase in business trip expenses, and a $459 increase in expenses for communication services, trainings and conferences, charity, IT services fees, insurance fees and expenses for taxes, other than income tax.

Income tax (expense)/benefit

We recognized net income before income tax of $19,712 during the year ended March 31, 2018, and $5,772 during the year ended March 31, 2017. During the year ended March 31, 2018, we realized income tax expense of $479, compared to an income tax benefit of $524 during the year ended March 31, 2017. The change from an income tax benefit in 2017 to an income tax expense in 2018, was the result of changes in the composition of our revenues and the tax treatment of those revenues in the foreign jurisdictions where our subsidiaries operate.

Net income before non-controlling interests

For the reasons discussed above, during the year ended March 31, 2018, we realized net income before noncontrolling interest of $19,233 compared to net income before noncontrolling interest of $6,296 for the year ended March 31, 2017.

Comprehensive income attributable to common shareholders

The functional currencies of our operating subsidiaries are the Russian ruble, European euro, Ukrainian hryvnia, Uzbekistani som and the Kazakhstani tenge. Our reporting currency is the US dollar. As a result of fluctuations in the Russian ruble and the Kazakhstani tenge against the US dollar during the periods covered in this report, we realized a foreign currency translation loss of $457 during the year ended March 31, 2018, compared to a foreign currency translation gain of $4,465 during the year ended March 31, 2017. As a result, during the year ended March 31, 2018, we realized comprehensive income attributable to common shareholders of $18,776, compared to a comprehensive income attributable to common shareholders of $10,483 during the year ended March 31, 2017.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet our potential cash requirements for general business purposes. Our operations are funded through a combination of existing cash on hand, cash generated from operations, proceeds from the issuance of common stock, proceeds from the sale of bonds of one of our subsidiaries, our credit facility other borrowings and capital contributions from our controlling shareholder. Regulatory requirements applicable to our subsidiaries require them to maintain minimum capital levels.

As of March 31, 2018, we had cash and cash equivalents of $64,531, compared to cash and cash equivalents of $22,616, as of March 31, 2017. At March 31, 2018, we had total current assets (less restricted cash) of $302,455 and total current liabilities of $203,759, resulting in working capital of $98,696. By comparison, at March 31, 2017, we had total current assets (less restricted cash) of $105,446 and total current liabilities of $74,017, resulting in working capital of $31,429. As discussed in more detail above under the heading "Financing Activities", during the year ended March 31, 2018, we raised net proceeds of $40,444 through private placements of our common stock and $11,933 through the sale of bonds. We also received loans of $7,127. During fiscal 2018, Mr. Turlov made capital contributions to the Company of $8,594. During the fiscal years ended March 31, 2018 and 2017, we generated net income of $19,233 and $6,296.

At March 31, 2018, we held trading securities in our proprietary trading account of $212,319. Of this amount, $209,088 worth of trading securities in our proprietary trading account were subject to securities repurchase obligations and subject to pledge loans received. Of our $64,531 in cash and cash equivalents at March 31, 2018, $26,320 was subject to reverse repurchase agreements. We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as other factors, including the amount of available liquid capital (i.e., the amount of their cash and cash equivalents not invested in our operating business). While we are confident in the risk management monitoring and management processes we have in place, a significant portion of our trading securities and cash and cash equivalents are subject to collateralization agreements. This significantly enhances our risk of loss in the event financial markets move against our positions. When this occurs our liquidity, capitalization and business can be negatively impacted. Because of the amount of leverage we employ in our proprietary trading activities, coupled with our strategy to at times take large positions in select companies or industries, our liquidity, capitalization, projected return on investment and results of operations can also be significantly affected when we misjudge the impact of events, timing and liquidity of the market for those securities.

As of March 31, 2018, approximately $105,000 worth of our proprietary trading account was invested in the securities of a single company. Our position in this security is highly leveraged. We invested in this security based on our analysis that this company is significantly undervalued and presents a good investment opportunity. As of the date of this report, this position remains open. Based on the size of the position and the leveraging we have employed to maintain it, our liquidity, capitalization, projected return on investment and results of operations could be significantly negatively affected if our analysis of this investment opportunity and/or market conditions, including our ability to liquidate the position as needed, proves to be incorrect.

We have pursued an aggressive growth strategy during the past several years, and we anticipate continuing efforts to rapidly expand the footprint of our full service financial services business in Central Asia. While this strategy has led to revenue growth it also results in increased expenses and greater need for capital resources. Further growth and expansion may require greater capital resources than we currently possess, which could require us to pursue additional equity or debt financing from outside sources. We cannot assure that such financing will be available to us on acceptable terms, or at all, at the time it is needed.

We believe that our current cash and cash equivalents, cash expected to be generated from operating activities, and forecasted returns from our proprietary trading will be sufficient to meet our working capital needs for the next 12 months. We continue to monitor our financial performance to ensure adequate liquidity to fund operations and execute our business plan.

Cash Flows

The following table presents our cash flows for the year ended March 31, 2018 and 2017:

	Year ended March 31, 2018	Year ended March 31, 2017 (Recast)

Net cash flows (used in)/from operating activities	$(19,191)	$4,802
Net cash flows used in investing activities	(869)	(2,701)
Net cash flows from financing activities	64,777	11,766
Effect of changes in foreign exchange rates on cash and cash equivalents	(1,880)	2,118
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$42,837	$15,985

Net cash used in operating activities during the year ended March 31, 2018, was higher compared to the year ended March 31, 2017, primarily because of changes in operating liabilities, which were comprised primarily of a $97,759 increase in securities repurchase agreement obligations, a $13,225 increase in customer liabilities, and a $8,762 increase in trade payables, offset by changes in operating assets, which were comprised principally of a $113,439 increase in trading securities, a $19,669 increase in brokerage and other receivables and a $8,627 increase in loans issued.

During the year ended March 31, 2018, net cash used in investing activities was $869 compared to $2,701 during the year ended March 31, 2017. During the year ended March 31, 2017, we acquired the remaining 90.72% interest in FFIN Bank for $2,771. Cash used in investing activities during the year ended March 31, 2018, was primarily to purchase fixed assets.

Net cash from financing activities consisted principally of private placement proceeds in amount of $40,444, proceeds from loans received in the amount of $7,127, proceeds from issuance of debt securities of Freedom KZ in the amount of $11,933, capital contributions to the Company by Mr. Turlov in the amount of $8,594, partially offset by repurchases of Freedom KZ debt securities in amount of $3,319.

Off-Balance Sheet Financing Arrangements

As of March 31, 2018, we had no off-balance sheet financing arrangements.

Critical Accounting Estimates

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include:

●
Fixed assets depreciation;
●
Allowance for accounts receivable;
●
Business combinations;
●
Goodwill and intangible assets — Impairment assessments;
●
Accounting for income taxes; and
●
Legal and other contingencies.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act. Our internal control over financial reporting refers to a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. This evaluation was based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation under the framework in the Internal Control – Integrated Framework (2013), our management, including our Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was effective as of March 31, 2018.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system,  no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

PART III

The information required by Items 10 through 14 of this Form 10-K is, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference herein from our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with SEC (the “Proxy Statement”) within 120 days of the end of our fiscal year.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Proxy Statement and such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be contained in the Proxy Statement and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Proxy Statement and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be contained in the Proxy Statement and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in the Proxy Statement and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this report:

Financial Statements

Report of Independent Registered Public Accounting Firm – WSRP, LLC, dated June 29, 2018

Consolidated Balance Sheets as of March 31, 2018 and 2017

Consolidated Statements of Operations and Statements of Other Comprehensive Income for the years ended March 31, 2018 and 2017

Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended March 31, 2018 and 2017

Notes to the Consolidated Financial Statements

Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the financial statements or related notes.

Exhibits

Exhibit No.	Exhibit Description
3.01	Articles of Incorporation of BMB Munai, Inc.(1)
3.02	Amendment to Articles of Incorporation of BMB Munai, Inc.(2)
3.02	Certificate of Amendment to Articles of Incorporation of BMB Munai, Inc.(3)
3.03	By-Laws of BMB Munai, Inc. (as amended through July 8, 2010)(4)
10.01	Freedom Holding Corp., 2018 Equity Incentive Plan(5) +
10.02	Form of Restricted Stock Grant Award Agreement(6) +
10.03	Form of Nonqualified Stock Option Award Agreement(6) +
14.01	Code of Ethics(7)
21.01	Schedule of Subsidiaries*
23.01	Consent of Independent Registered Public Accounting Firm*
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following Freedom Holding Corp. financial information for the year ended March 31, 2018, formatted in XBRL (eXtensive Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.*

*	Filed herewith.
+	Indicates management contract, compensatory plan or arrangement of the Company.
(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on January 18, 2005.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2006.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on September 5, 2017.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2010.
(5)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed with the SEC on October 5, 2017.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on October 11, 2017.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB filed with the SEC on June 29, 2004.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

FREEDOM HOLDING CORP.

Date: June 29, 2018	By:	/s/ Timur Turlov
Timur Turlov
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Timur Turlov	Chief Executive Officer and	June 29, 2018
Timur Turlov	Chairman

/s/ Evgeniy Ler	Chief Financial Officer	June 29, 2018
Evgeniy Ler

/s/ Askar Tashtitov	President and Director	June 29, 2018
Askar Tashtitov

/s/ Jason Kerr	Director	June 29, 2018
Jason Kerr

/s/ Arkady Rahkilkin	Director	June 29, 2018
Arkady Rahkilkin

/s/ Leonard Stillman	Director	June 29, 2018
Leonard Stillman

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Freedom Holding Corp.
Salt Lake City, Utah

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Freedom Holding Corp. (the “Company”) as of March 31, 2018 and 2017, the related consolidated statements of operations and statements of other comprehensive income, shareholders’ equity, and cash flows for the years in the two-year period ended March 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at March 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WSRP, LLC

We have served as the Company's auditor since 2014.

Salt Lake City, Utah

June 29, 2018

FREEDOM HOLDING CORP.

CONSOLIDATED BALANCE SHEETS
(All amounts in thousands of United States dollars, unless otherwise stated)

	March 31, 2018	March 31, 2017*
		(Recast)
ASSETS
Cash and cash equivalents	$64,531	$22,616
Restricted cash	13,671	12,749
Trading securities	212,319	81,575
Available-for-sale securities, at fair value	2	2
Brokerage and other receivables, net	21,109	481
Loans issued	8,754	65
Deferred tax assets	1,046	1,026
Fixed assets, net	2,362	1,096
Goodwill	1,798	981
Other assets, net	4,494	772

TOTAL ASSETS	$330,086	$121,363

LIABILITIES AND STOCKHOLDERS’ EQUITY

Securities sold, not yet purchased - at fair value	$1,135	$-
Derivative liability	-	495
Loans received	7,143	2
Debt securities issued	10,840	3,459
Customer liabilities	21,855	7,635
Current income tax liability	-	149
Trade payables	8,998	540
Deferred distribution payments	8,534	8,534
Securities repurchase agreement obligation	154,775	56,289
Deferred income tax liabilities	387	-
Other liabilities	1,319	373
TOTAL LIABILITIES	214,986	77,476

Commitments and Contingencies (Note 29)	-	-

STOCKHOLDERS’ EQUITY

Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 58,033,212 and 11,213,926 shares issued and outstanding as of March 31, 2018 and 2017, respectively	58	11
Additional paid in capital	87,049	34,659
Retained earnings	35,387	16,154
Accumulated other comprehensive loss	(7,394)	(6,937)
TOTAL STOCKHOLDERS’ EQUITY	115,100	43,887

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$330,086	$121,363

The accompanying notes are an integral part of these consolidated financial statements.
* See Notes 1 and 3 for information regarding recast amounts and basis of financial statement presentation.

FREEDOM HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME
(All amounts in thousands of United States dollars, unless otherwise stated)

	Years ended March 31,
	2018	2017*
Revenue:		(Recast)

Fee and commission income	$10,796	$4,090
Net gain on trading securities	33,746	10,806
Interest income	8,184	2,006
Net gain on derivatives	643	1,905
Net realized gain on investments available for sale	-	276
Net gain on sale of fixed assets	5	29
Net gain on foreign exchange operations	1,850	274

TOTAL REVENUE, NET	55,224	19,386

Expense:
Interest expense	14,244	3,807
Fee and commission expense	2,066	346
Operating expense	18,927	9,251
Other expense, net	275	210

TOTAL EXPENSE	35,512	13,614
NET INCOME BEFORE INCOME TAX	19,712	5,772

Income tax (expense)/benefit	(479)	524

NET INCOME BEFORE NONCONTROLLING INTERESTS	$19,233	$6,296

Less: Net income attributable to noncontrolling interest in subsidiary	-	9
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	19,233	6,287

OTHER COMPREHENSIVE INCOME
Changes in unrealized gain on investments available-for-sale, net of tax effect	-	7
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	-	(276)
Foreign currency translation adjustments, net of tax	(457)	4,465

COMPREHENSIVE INCOME BEFORE NONCONTROLLING INTERESTS	18,776	10,492

Less: Comprehensive income attributable to noncontrolling interest in subsidiary	-	9

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$18,776	$10,483
BASIC NET INCOME PER COMMON SHARE (In US Dollars)	$0.58	$0.56
DILUTED NET INCOME PER COMMON SHARE (In US Dollars)	$0.58	$0.56
Weighted average number of shares (basic)	33,249,013	11,213,926
Weighted average number of shares (diluted)	33,393,877	11,213,926

The accompanying notes are an integral part of these consolidated financial statements.
* See Notes 1 and 3 for information regarding recast amounts and basis of financial statement presentation.

FREEDOM HOLDING CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(All amounts in thousands of United States dollars, unless otherwise stated)

	Common Stock
	Shares (post-split)	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-Controlling Interest	Total
At March 31, 2016 (Recast)	11,213,926	$11	$23,937	$9,803	$(11,166)	$2,826	$25,411

Capital contributions	-	-	10,722	-	-	-	10,722
Acquisition of FFIN Bank	-	-	-	64	-	(2,835)	(2,771)

Translation difference	-	-	-	-	4,498	-	4,498
Available-for-sale securities revaluation	-	-	-	-	(269)	-	(269)
Net income	-	-	-	6,287	-	9	6,296

At March 31, 2017 (Recast)	11,213,926	$11	$34,659	$16,154	$(6,937)	$-	$43,887

Capital contributions	-	-	8,594	-	-	-	8,594
Issuance of shares of common stock in the private placement	9,108,279	9	40,435	-	-	-	40,444
Acquisition of Freedom RU	20,665,023	21	(21)	-	-	-	-
Acquisition of Freedom UA	387,700	-	1,485	-	-	-	1,485
Acquisition of Freedom CY	12,758,011	13	(13)	-	-	-	-
Stock based compensation	3,900,000	4	1,617	-	-	-	1,621
Debt forgiveness by shareholder	-	-	293	-	-	-	293
Fractional shares from reverse stock split	273	-	-	-	-	-	-

Translation difference	-	-	-	-	(457)	-	(457)
Net income	-	-	-	19,233	-	-	19,233

At March 31, 2018	58,033,212	$58	$87,049	$35,387	$(7,394)	$-	$115,100

The accompanying notes are an integral part of these consolidated financial statements.
* See Notes 1 and 3 for information regarding recast amounts and basis of financial statement presentation.

FREEDOM HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the years ended
	March 31, 2018	March 31, 2017*
		(Recast)
Cash Flows From Operating Activities
Net income	$19,233	$6,296

Adjustments to reconcile net income (used in)/from operating activities:
Depreciation and amortization	233	199
Gain on sale of fixed assets	-	(29)
Change in deferred taxes	347	(1,075)
Stock compensation expense	1,621	-
Unrealized gain on trading securities	(16,432)	(5,484)
Net change in accrued interest	16	-
Net gain on derivatives	-	(1,905)
Changes in operating assets and liabilities:
Derivative liability	(482)	2,346
Trading securities	(113,439)	(38,686)
Brokerage and other receivables, net	(19,669)	(45)
Loans issued	(8,627)	28
Other assets, net	(3,674)	82
Securities sold, but not yet purchased – at fair value	1,135	-
Customer liabilities	13,225	4,168
Current income tax liability	(145)	236
Trade payables	8,762	8
Securities repurchase agreement obligation	97,759	38,620
Other liabilities	946	43

Net cash flows (used in)/from operating activities	(19,191)	4,802

Cash Flows From Investing Activities
Purchase of fixed assets	(1,980)	(112)
Acquisition of Freedom UA, net of cash received	432	-
Proceeds from sale of fixed assets	679	38
Acquisition of FFIN Bank	-	(2,771)
Proceeds on sale of investments available-for-sale	-	144

Net cash flows used in investing activities	(869)	(2,701)

Cash Flows From Financing Activities
Proceeds from issuance of debt securities	11,933	8,612
Repurchase of debt securities	(3,319)	(5,524)
Proceeds from private placements	40,444	-
Capital contributions	8,594	8,679
Proceeds from loans received	7,127	-
Repayment of loans received	(2)	(1)

Net cash flows from financing activities	64,777	11,766

Effect of changes in foreign exchange rates on cash and cash equivalents	(1,880)	2,118

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	42,837	15,985
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	35,365	19,380
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$78,202	$35,365

FREEDOM HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the years ended
	March 31, 2018	March 31, 2017*
		(Recast)
Supplemental disclosure of cash flow information:
Cash paid for interest	$(13,102)	$(3,724)
Income tax paid	$(536)	$(356)

Non-cash investing and financing activities:
Common stock issued for acquisition of Freedom UA	$1,485	$-
Assets received from acquisition of Freedom UA	$1,652	$-
Liabilities assumed from acquisition of Freedom UA	$999	$-
Debt forgiveness by shareholder in Freedom CY	$293	$-

The accompanying notes are an integral part of these consolidated financial statements.
* See Notes 1 and 3 for information regarding recast amounts and basis of financial statement presentation.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 1 - DESCRIPTION OF BUSINESS

Overview

Freedom Holding Corp. (the “Company” or “FRHC”) is corporation organized in the United States under the laws of the State of Nevada that owns several operating subsidiaries that engage in a broad range of activities in the securities industry, including retail securities brokerage, research, investment counseling, securities trading, market making, corporate investment banking and underwriting services in Central Asia. The Company is headquartered in Almaty, Kazakhstan, with supporting administrative office locations in Russia, Cyprus and the United States.

The Company owns directly, or through subsidiaries, the following companies: LLC Investment Company Freedom Finance, a Moscow, Russia-based securities broker-dealer (“Freedom RU”); FFIN Bank, a Moscow, Russia-based bank (“FFIN Bank”); JSC Freedom Finance, an Almaty, Kazakhstan-based securities broker-dealer (“Freedom KZ”); FFINEU Investments Limited, a Limassol, Cyprus-based broker-dealer (“Freedom CY”); LLC Freedom Finance Ukraine, a Kiev, Ukraine-based broker-dealer (“Freedom UA”); LLC Freedom Finance Uzbekistan, a Tashkent, Uzbekistan-based broker-dealer (“Freedom UZ”); and FFIN Securities, Inc., a Nevada corporation (“FFIN”).

The Company’s subsidiaries are professional participants on the Kazakhstan Stock Exchange (KASE), Moscow Exchange (MOEX), Saint-Petersburg Exchange (SPB), the Ukrainian Exchange, and the Republican Stock Exchange of Tashkent (UZSE). Freedom CY serves to provide the Company’s clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S. and European securities markets, which under the regulatory regimes of many jurisdictions where the Company operates do not currently allow investors direct access to international securities markets.

In November 2015, the Company entered into a Share Exchange and Acquisition Agreement with Timur Turlov to acquire FFIN, Freedom RU and Freedom CY. The acquisition of FFIN closed in November 2015. In June 2017, the Company closed the acquisition of Freedom RU, which included the acquisition of Freedom RU and its wholly-owned subsidiaries FFIN Bank and Freedom KZ. In exchange for his 100% interest in Freedom RU and its subsidiaries, Timur Turlov, our chief executive officer and chairman, was issued 20,665,023 shares of restricted Company common stock. In November 2017, the Company closed the acquisition of Freedom CY. The Company issued Mr. Turlov 12,758,011 shares of restricted Company common stock in exchange for his 100% ownership interest in Freedom CY.

In November 2017, the Company closed the acquisition of Freedom UA (formerly known as FC Ukranet) with BusinessTrain, Ltd. in exchange for 387,700 shares of restricted Company common stock.

On September 6, 2017, the Company effected a one-share-for-twenty-five-shares reverse stock split of its common stock. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting principles

The Company’s accounting policies and accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America (US GAAP).

These financial statements have been prepared on the accrual basis of accounting.

Basis of presentation

The Company’s consolidated financial statements present the consolidated accounts of FRHC, FFIN, Freedom RU, Freedom KZ, FFIN Bank, Freedom CY, Freedom UA, Freedom UZ, LLC First Stock Store (“Freedom 24”) and Branch Office of LLC IC Freedom Finance in Kazakhstan (“KZ Branch”). All significant inter-company balances and transactions have been eliminated from the consolidated financial statements.

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
●
Providing banking services (money transfers, foreign exchange operations and other); and
●
Agency fees.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
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

All gains and losses on foreign currency contracts were realized during the year ended March 31, 2018, and are included in net gain on derivatives in the Consolidated Statements of Operations and Statements of Other Comprehensive Income.

Functional currency

Management has adopted ASC 830, Foreign Currency Translation Matters as it pertains to its foreign currency translation. The Company’s functional currencies are the Russian ruble, European euro, Ukrainian hryvnia, Uzbekistani som and Kazakhstani tenge, and its reporting currency is the US dollar. Monetary assets and liabilities denominated in foreign currencies are translated into US dollars using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in revenue.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
(All amounts in thousands of United States dollars, unless otherwise stated)

The functional currencies of our operating subsidiaries are the Russian ruble, European euro, Ukrainian hryvnia, Uzbekistani som and the Kazakhstani tenge. For financial reporting purposes, those currencies are translated into USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income/(loss)” reserve.

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

Securities reverse repurchase and repurchase agreements

A reverse repurchase agreement is a transaction in which the Company purchases financial instruments from a seller, typically in exchange for cash, and simultaneously enters into an agreement to resell the same or substantially the same financial instruments to the seller for an amount equal to the cash or other consideration exchanged plus interest at a future date. Securities purchased under reverse repurchase agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be resold, including accrued interest. Financial instruments purchased under reverse repurchase agreements are recorded in the financial statements as cash placed on deposit collateralized by securities and classified as cash and cash equivalents in the Consolidated Balance Sheets.

A repurchase agreement is a transaction in which the Company sells financial instruments to another party, typically in exchange for cash, and simultaneously enters into an agreement to reacquire the same or substantially the same financial instruments from the buyer for an amount equal to the cash or other consideration exchanged plus interest at a future date. These agreements are accounted for as collateralized financing transactions. The Company retains the financial instruments sold under repurchase agreements and classifies them as trading securities in the Consolidated Balance Sheets. The consideration received under repurchase agreements is classified as securities repurchase agreement obligations in the Consolidated Balance Sheets.

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to leverage and grow its proprietary trading portfolio, cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance its inventory positions. The Company enters into these transactions in accordance with normal market practice. Under standard terms for repurchase transactions, the recipient of collateral has the right to sell or repledge the collateral, subject to returning equivalent securities on settlement of the transaction.

Available-for-sale securities

Financial assets categorized as available-for-sale (“AFS”) are non-derivatives that are either designated as available-for-sale or not classified as (a) loans and receivables, (b) held to maturity investments or (c) trading securities.

Listed shares and listed redeemable notes held by the Company that are traded in an active market are classified as AFS and are stated at fair value. The Company has investments in unlisted shares that are not traded in an active market but that are also classified as investments AFS and stated at fair value (because Company management considers that fair value can be reliably measured). Gains and losses arising from changes in fair value are recognized in other comprehensive income and accumulated in the Accumulated other comprehensive income/(loss), with the exception of other-than-temporary impairment losses, interest calculated using the effective interest method, dividend income and foreign exchange gains and losses are recognized in the Consolidated Statements of Operations and Statements of other Comprehensive Income. Where the investment is disposed of or is determined to be impaired, the cumulative gain or loss previously accumulated in the investments revaluation reserve is reclassified to profit or loss.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
(All amounts in thousands of United States dollars, unless otherwise stated)

Trading securities

Financial assets are classified as trading securities if the financial asset has been acquired principally for the purpose of selling it in the near term.

Trading securities are stated at fair value, with any gains or losses arising on remeasurement recognized in revenue. Changes in fair value are recognized in the Consolidated Statements of Operations and Statements of Other Comprehensive Income and included in net gain/(loss) on trading securities. Interest earned and dividend income are recognized in the Consolidated Statements of Operations and Statements of Other Comprehensive Income and included in interest income, according to the terms of the contract and when the right to receive the payment has been established.

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

Derecognition of financial assets

A financial asset (or, where applicable a part of a financial asset or a part of a group of similar financial assets) is derecognized where all of the following conditions are met:

●
The transferred financial assets have been isolated from the Company - put presumptively beyond the reach of the Company and its creditors, even in bankruptcy or other receivership.
●
The Company has rights to pledge or exchange financial assets.
●
The Company or its agents do not maintain effective control over the transferred financial assets or third-party beneficial interests related to those transferred assets.

Where the Company has not met the asset derecognition conditions above, it continues to recognize the asset to the extent of its continuing involvement.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
(All amounts in thousands of United States dollars, unless otherwise stated)

Impairment of long lived assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the fair value from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. As of March 31, 2018 and March 31, 2017, the Company had not recorded any charges for impairment of long-lived assets.

Impairment of goodwill

As of March 31, 2018 and March 31, 2017, goodwill recorded in the Company’s Consolidated Balance Sheets totaled $1,798 and $981, respectively. The Company performs an impairment review at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. In its annual goodwill impairment test, the Company estimated the fair value of the reporting unit based on the income approach (also known as the discounted cash flow method) and determined the fair value of the Company’s goodwill exceeded the carrying amount of the Company’s goodwill.

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

The Company will include interest and penalties arising from the underpayment of income taxes in the provision for income taxes. As of March 31, 2018 and March 31, 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

On December 22, 2017, the U.S. bill commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted, which significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Tax Reform Act also provided for a one-time deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company may be subject to incremental U.S. tax on GILTI income beginning in 2018, depending upon expense allocations and the applicable U.S. foreign tax credit rules. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended March 31, 2018.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
(All amounts in thousands of United States dollars, unless otherwise stated)

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has considered the provisional tax impacts related to deemed repatriated earnings and the benefit for the revaluation of deferred tax assets and liabilities, on its consolidated financial statements for the periods ended March 31, 2018. The final impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. In accordance with SAB 118 the financial reporting impact of the Tax Reform Act will be completed in the fourth quarter of 2018.

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

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
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

Advertising expense

For the years ended March 31, 2018 and 2017, the Company had expenses related to advertising in the amount of $1,011 and $866, respectively. All costs associated with advertising are expensed in the period incurred.

Recent accounting pronouncements

In June 2016, the FASB issued the ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The ASU also requires additional disclosures related to estimates and judgments used to measure all expected credit losses. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements.

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

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
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

In September 2017, the FASB issued ASU 2017-13, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842). The main objective of this pronouncement is to clarify the effective date of the adoption of ASC Topic 606 and ASC Topic 842 and the definition of public business entity as stipulated in ASU 2014-09 and ASU 2016-02. ASU 2014-09 provides that a public business entity and certain other specified entities adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities are required to adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. ASU 2016-12 requires that “a public business entity and certain other specified entities adopt ASC Topic 842 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. All other entities are required to adopt ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020”. ASU 2017-13 clarifies that the SEC would not object to certain public business entities electing to use the non-public business entities effective dates for applying ASC 606 and ASC 842. ASU 2017-13, however, limits such election to certain public business entities that “otherwise would not meet the definition of a public business entity except for a requirement to include or inclusion of its financial statements or financial information in another entity’s filings with the SEC”. The Company expects that the adoption of this ASU will not have a material impact on its financial statements.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue From Contracts With Customers (Topic 606) which creates a single, principle-based model for revenue recognition and expands and improves disclosures about revenue. The new guidance is effective for the Company beginning October 1, 2018, and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company is currently evaluating the potential impact of this standard on its financial statements which, (1) for investment banking advisory arrangements may change the timing of revenue recognition depending on the number and nature of the performance obligations identified, (2) for underwriting expenses and costs of advisory services and related reimbursement revenue may need to be recognized on a gross basis, and (3) for costs to obtain and fulfill a contract may need to be capitalized, amortized and reviewed regularly for impairment.

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

In January 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
(All amounts in thousands of United States dollars, unless otherwise stated)

In February 2018, the FASB issued ASU No. 2018-03 Technical Corrections and Improvements to Financial Instruments–Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2018-03 provides reporting entities with the option to move from the measurement alternative to fair value through current earnings but stipulates that once the voluntary election is made to stop using the measurement alternative it can no longer be applied to any identical or similar investment from the same issuer. ASU 2018-03 also clarifies that when applying the measurement alternative to equity investments that do not have a readily determinable fair value the equity investment is remeasured to its fair value as of the date of the observable price/transaction.

ASU 2018-03 is effective for fiscal years beginning after December 15, 2017, and interim periods beginning after June 15, 2018, but may be adopted concurrently with ASU 2016-01.The Company will be adopting ASU 2016-01 and ASU 2018-03 concurrently on June 15, 2018. The Company is currently evaluating the adoption impact of these standards, including whether to elect the measurement alternative for the investment in unregistered shares. The Company does not expect the impact of adoption to be material to the consolidated financial statements.

In January 2016, the FASB issued accounting pronouncement (FASB ASU 2016-01) related to financial instruments (FASB ASC Subtopic 825-10). This pronouncement, along with FASB 2018-03 issued in February 2018, requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net earnings. The pronouncements also impact financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The changes are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. We do not expect it to have a material effect on our consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, March 2018. In this Update the Accounting Standards Codification is amended to reflect Income Tax Accounting Implications of the Tax Cuts and Jobs Act.

NOTE 3 – REVISION OF FINANCIAL STATEMENT

When preparing the consolidated financial statements for the year ended March 31, 2018, management determined that certain amounts included in the Company’s March 31, 2017, consolidated financial statements required revision, due to closing of the acquisition of Freedom RU on June 29, 2017, and Freedom CY on November 1, 2017, which were deemed to be entities under common control with the Company.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
(All amounts in thousands of United States dollars, unless otherwise stated)

The previously issued Consolidated Balance Sheet as of March 31, 2017, and Consolidated Statement of Operations and Statements of Other Comprehensive Income for the year ended March 31, 2017 have been revised as follows:

	As of March 31, 2017
BALANCE SHEETS (RECAST)	As previously reported	Recast	As recasted

ASSETS
Cash and cash equivalents	$51	$22,565	$22,616
Restricted cash	8,534	4,215	12,749
Trading securities	-	81,575	81,575
Available-for-sale securities, at fair value	-	2	2
Brokerage and other receivables, net	-	481	481
Loans issued	-	65	65
Deferred tax assets	-	1,026	1,026
Fixed assets, net	2	1,094	1,096
Goodwill	-	981	981
Other assets, net	-	772	772
TOTAL ASSETS	$8,587	$112,776	$121,363

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Derivative liability	$-	$495	$495
Loans received	-	2	2
Debt securities issued	-	3,459	3,459
Customer liabilities	-	7,635	7,635
Current income tax liability	-	149	149
Trade payables	206	334	540
Deferred distribution payments	8,534	-	8,534
Securities repurchase agreement obligation	-	56,289	56,289
Other liabilities	-	373	373
TOTAL LIABILITIES	8,740	68,736	77,476

STOCKHOLDERS’ EQUITY/(DEFICIT)

Preferred stock	-	-	-
Common stock	280	(269)	11
Additional paid in capital	776	33,883	34,659
Retained earnings/(Accumulated deficit)	(1,209)	17,363	16,154
Accumulated other comprehensive loss	-	(6,937)	(6,937)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	(153)	44,040	43,887

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,587	$112,776	$121,363

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the year ended March 31, 2017
STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (RECAST)	As previously reported	Recast	As recasted

Revenue:
Fee and commission income	$-	$4,090	$4,090
Net gain on trading securities	-	10,806	10,806
Interest income	4	2,002	2,006
Net gain on derivatives	-	1,905	1,905
Net realized gain on investments available for sale	-	276	276
Net gain on sale of fixed assets	-	29	29
Net gain on foreign exchange operations	-	274	274

TOTAL REVENUE, NET	$4	$19,382	$19,386

Expense:
Interest expense	$-	$3,807	$3,807
Fee and commission expense	-	346	346
Operating expense	582	8,669	9,251
Other expense, net	-	210	210

TOTAL EXPENSE	$582	$13,032	$13,614

NET INCOME/(LOSS) BEFORE INCOME TAX	$(578)	$6,350	$5,772

Income tax benefit	-	524	524

NET INCOME/(LOSS) BEFORE NONCONTROLLING INTERESTS	$(578)	$6,874	$6,296

Less: Net income attributable to noncontrolling interest in subsidiary	-	9	9
NET INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(578)	$6,865	$6,287

OTHER COMPREHENSIVE INCOME
Changes in unrealized gain on investments available-for-sale, net of tax effect	$-	$7	$7
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	-	(276)	(276)
Foreign currency translation adjustments, net of tax	-	4,465	4,465
COMPREHENSIVE INCOME/(LOSS) BEFORE NONCONTROLLING INTERESTS	$(578)	$11,070	$10,492

Less: Comprehensive income attributable to noncontrolling interest in subsidiary	-	9	9

COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(578)	$11,061	$10,483

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 4 – CASH AND CASH EQUIVALENTS

	March 31, 2018	March 31, 2017 (Recast)

Securities purchased under reverse repurchase agreements	$26,320	$8,376
Current accounts with brokers	22,749	259
Current account with commercial banks	8,927	9,979
Petty cash in bank vault and on hand	2,712	1,476
Current account with Central Depository (Kazakhstan)	1,256	986
Current account with National Settlement Depository (Russia)	1,242	696
Current account with Central Bank (Russia)	980	645
Accounts with stock exchange	214	8
Current account in clearing organizations	131	191
Total cash and cash equivalents	$64,531	$22,616

As of March 31, 2018 and March 31, 2017, cash and cash equivalents were not insured. As of March 31, 2018 and March 31, 2017, the cash and cash equivalents balance included collateralized securities received under reverse repurchase agreements on the terms presented below:

	March 31, 2018
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	14.68%	$10,026	$15,572	$25,598
Corporate debt	14.96%	521	201	722
Total		$10,547	$15,773	$26,320

	March 31, 2017 (Recast)
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	19.56%	$8,346	$25	$8,371
Corporate debt	24.00%	5	-	5
Total		$8,351	$25	$8,376

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
(All amounts in thousands of United States dollars, unless otherwise stated)

The securities received by the Company as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Company under reverse repurchase agreements as of March 31, 2018 and March 31, 2017, is $26,786 and $8,229, respectively. For additional information please see Note 12 – Securities sold, not yet purchased – at fair value.

NOTE 5 – RESTRICTED CASH

As of March 31, 2018 and March 31, 2017, the Company’s restricted cash consisted of deferred distribution payments, cash segregated in a special custody account for the exclusive benefit of our brokerage customers and required reserves with the Central Bank of the Russian Federation which represents cash on hand balance requirements. The deferred distribution payment amount is the reserve held for distribution to shareholders who have not yet claimed their distributions from the 2011 sale of the Company’s oil and gas exploration and production operations of $8,534. This distribution is currently payable, subject to the entitled shareholder completing and submitting to the Company the necessary documentation to claim his, her or its distribution payments. The Company has no control over when, or if, an entitled shareholder will submit the necessary documentation to claim his, her, or its distribution payment. Restricted cash consisted of:

	March 31, 2018	March 31, 2017 (Recast)

Deferred distribution payments	$8,534	$8,534
Brokerage customers’ cash	4,847	4,169
Guaranty deposits	175	-
Reserve with Central Bank of Russia	115	46
Total restricted cash	13,671	$12,749

NOTE 6 – TRADING AND AVAILABLE-FOR-SALE SECURITIES AT FAIR VALUE

As of March 31, 2018, and March 31, 2017, trading securities consisted of:

	March 31, 2018	March 31, 2017 (Recast)

Equity securities	$177,063	$71,697
Debt securities	34,986	9,877
Mutual investment funds	270	1
Total trading securities	$212,319	$81,575

Equity securities	$2	$2
Total available-for-sale securities, at fair value	$2	$2

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
(All amounts in thousands of United States dollars, unless otherwise stated)

The Company recognized no other than temporary impairment in accumulated other comprehensive income.

The fair value of assets and liabilities is determined using observable market data based on recent trading activity. Where observable market data is unavailable due to a lack of trading activity, the Company utilizes internally developed models to estimate fair value and independent third parties to validate assumptions, when appropriate. Estimating fair value requires significant management judgment, including benchmarking to similar instruments with observable market data and applying appropriate discounts that reflect differences between the securities that the Company is valuing and the selected benchmark. Depending on the type of securities owned by the Company, other valuation methodologies may be required.

Measurement of fair value is classified within a hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The valuation hierarchy contains three levels:

●
Level 1 - Valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets.
●
Level 2 - Valuation inputs are quoted market prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets, and other observable inputs directly or indirectly related to the asset or liability being measured.
●
Level 3 - Valuation inputs are unobservable and significant to the fair value measurement.

The following tables present trading securities assets in the Consolidated Financial Statements or disclosed in the Notes to the Consolidated Financial Statements at fair value on a recurring basis as of March 31, 2018 and March 31, 2017:
		Fair Value Measurements at
		March 31, 2018 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant unobservable units
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)

Equity securities	$177,063	$177,063	$-	$-
Debt securities	34,986	34,986	-	-
Mutual investment funds	270	270	-	-
Total trading securities	$212,319	$212,319	$-	$-

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
(All amounts in thousands of United States dollars, unless otherwise stated)

		Fair Value Measurements at
		March 31, 2017 (Recast) using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant unobservable units
	March 31, 2017 (Recast)	(Level 1)	(Level 2)	(Level 3)

Equity securities	$71,697	$71,697	$-	$-
Debt securities	9,877	9,663	214	-
Mutual investment funds	1	1	-	-
Total trading securities	$81,575	$81,361	$214	$-

	March 31, 2018
	Assets measured at amortized cost	Unrealized gain accumulated in other comprehensive income	Assets measured at fair value

Equity securities	$1	$1	$2

Available-for-sale securities, at fair value	$1	$1	$2

	March 31, 2017 (Recast)
	Assets measured at amortized cost	Unrealized gain accumulated in other comprehensive income	Assets measured at fair value

Equity securities	$1	$1	$2

Available-for-sale securities, at fair value	$1	$1	$2

As of March 31, 2018, approximately $105,000 worth of the Company’s our proprietary trading account was invested in the securities of a single company. This represents approximately 49% of the Company’s proprietary portfolio.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 7 – BROKERAGE AND OTHER RECEIVABLES, NET

	March 31, 2018	March 31, 2017 (Recast)
Margin lending receivables	$14,753	$-
Receivable from purchase or sale of securities	4,905	-
Bank commissions receivable	1,016	260
Receivables from brokerage clients	659	208
Bonds coupon receivable	119	-
Receivable for underwriting market-making services	72	68
Other receivables	8	10

Allowance for receivables	(423)	(65)

Total brokerage and other receivables, net	$21,109	$481

On March 31, 2018 and March 31, 2017, amounts due from a single related party customer were $6,564 or 31% and $304 or 63%, respectively. Based on experience, the Company considers receivables due from related parties fully collectible. During the year ended March 31, 2018 and 2017, using historical and statistical data, the Company recorded an allowance expense for brokerage receivables in the amount of $358 and $65, respectively.

NOTE 8 – LOANS ISSUED

As of March 31, 2018 and 2017, the Company had loans issued in the amount of $8,754 and $65, respectively. Loans issued as of March 31, 2018, consisted of $5,371 collateralized loans issued with $6,992 fair value of collateral due in January-February 2019 with 3.2% interest rate, $2,832 interest free loans issued by the Company that are due in January-March 2019 and $541 of bank customer loans mainly due dates ranging from November 2018 to February 2028 with average interest rate of 12.32%.

NOTE 9 – DEFERRED TAX ASSETS

The Company is subject to taxation in the Russian Federation, Kazakhstan, Kyrgyzstan, Cyprus, Ukraine, Uzbekistan and the United States of America.

The tax rates used for deferred tax assets and liabilities for the years ended March 31, 2018 and 2017, is the 34% for the US and 20% for the Russian Federation, Kazakhstan, Kyrgyzstan, Ukraine and Uzbekistan.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
(All amounts in thousands of United States dollars, unless otherwise stated)

Deferred tax assets and liabilities of the Company are comprised of the following:

	March 31, 2018	March 31, 2017 (Recast)

Deferred tax assets:
Tax losses carryforward	$2,937	$2,398
Accrued liabilities	49	20
Revaluation on trading securities	88	76
Stock compensation expenses	405	-
Valuation allowance	(2,433)	(1,468)
Deferred tax assets	$1,046	$1,026

Deferred tax liabilities:
Revaluation on trading securities	$387	$-

Deferred tax liabilities	$387	$-

Net deferred tax assets	$659	$1,026

The Company is subject to the US state income taxes at a rate of 34%. The reconciliation of the provision for income taxes at the 34% tax rate compared to the Company’s income tax expense as reported is as follows:

	Year ended March 31, 2018	Year ended March 31, 2017 (Recast)

Profit before tax at 34%	$6,702	$2,321
Nontaxable gains	(7,129)	(6,114)
Provision for impairment losses	81	-
Impact of Tax Reform	190	-
Foreign tax rate differential	30	288
Other differences	127	2,189
Valuation allowance	478	792
Income tax provision/(benefit)	$479	$(524)

The income tax expense comprises:

	Year ended March 31, 2018	Year ended March 31, 2017 (Recast)
Current income tax charge	$131	$543
Deferred income tax charge/benefit	348	(1,067)
Income tax provision/(benefit)	$479	$(524)

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
(All amounts in thousands of United States dollars, unless otherwise stated)

During the year ended March 31, 2018 and 2017, the effective tax rate was equal to 2.43% and (9.08%), respectively, primarily due to non-taxable gains on trading securities in Freedom KZ in the amounts of $20,346 and $17,983, respectively. During the year ended March 31, 2018, the Company realized net income before income tax of $19,712, primarily from non-taxable revenues generated from the Company’s Freedom KZ’s trading operations. This resulted in the Company realizing an income tax expense for the year ended March 31, 2018 of $479. During the year ended March 31, 2017, the Company realized net income before income tax of $5,772 primarily from non-taxable revenues generated from Freedom KZ’s trading operations resulting in an income tax benefit of $524.

Tax losses carryforward as of March 31, 2018 comprises $ 2,937 and subject to income tax in Russia, Kazakhstan and Cyprus. US tax reform enacted on December 22, 2017, lowered the US tax rate which will reduce tax expenses of the Company.

NOTE 10 – FIXED ASSETS, NET

	March 31, 2018	March 31, 2017 (Recast)
Processing and storage data centers	$617	$-
Office equipment	664	141
Intangible assets	586	125
Vehicles	419	366
Buildings	392	694
Furniture	375	201
Capital expenditures on lease improvement	17	44
Other	117	131

Less: Accumulated depreciation and amortization	(825)	(606)
Total fixed assets	$2,362	$1,096

Depreciation and amortization expense totaled $233 and $199 for the years ended March 31, 2018 and 2017, respectively.

NOTE 11 – OTHER ASSETS, NET

	March 31, 2018	March 31, 2017 (Recast)
Prepaid expenses	$1,598	$338
Advances paid for leasehold improvements	1,057	-
Rent guarantee deposit	965	-
Current income tax asset	365	-
Taxes other than income taxes	98	33
Guaranty deposit	75	46
Prepaid insurance	26	-
Due from banks	3	1
Other	365	360

	4,552	778

Allowance for other assets	(58)	(6)
Other assets, net	$4,494	$772

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 12 – SECURITIES SOLD, NOT YET PURCHASED – AT FAIR VALUE

On October 26, 2017, Freedom KZ sold shares received as a pledge under reverse repurchase agreements and recognized financial liabilities at fair value in the amount of $1,435. On January 30, 2018, Freedom KZ partially closed short positions in amount of $723 by purchasing securities from a third party reducing the financial liability. During the period from October 26, 2017 to March 31, 2018, Freedom KZ recognized a gain on the change in fair value of financial liabilities at fair value through the Consolidated Statements of Operations and Statements of Other Comprehensive Income in the amount of $183 with a foreign exchange translation loss of $56. As of March 31, 2018, Freedom KZ’s financial liabilities at fair value was $585.

On January 30, 2018, FRHC sold shares pledged under reverse repurchase agreements and recognized financial liabilities at fair value in the amount $543. During the period from January 30, 2018 to March 31, 2018, the Company recognized a foreign exchange translation loss in the amount of $7. As of March 31, 2018, the Company’s financial liabilities at fair value was $550.

A short sale involves the sale of a security that are not owned in the expectation of purchasing the same security (or a security exchangeable) at a later date at a lower price. A short sale involves the risk of a theoretically unlimited increase in the market price of the security that would result in a theoretically unlimited loss.

NOTE 13 – DERIVATIVE LIABILITY

On December 28, 2016, Freedom RU entered into a derivative instrument agreement with a related party that included a call option feature for the purchase of shares held by Freedom RU. This call option was classified as a derivative liability in the Consolidated Balance Sheets and measured at each reporting period using the Black-Scholes Model. The gain associated with this derivative instrument is recognized as a gain on derivative instrument in the Consolidated Statements of Operations and Statements of Other Comprehensive Income. In exchange for a $2,629 premium paid upfront, this derivative instrument granted the holder the right to purchase 11.8 million shares of a top rated Russian commercial bank – Sberbank, on June 14, 2017, at a strike price $3.10 per share.

The Company recorded a derivative liability of $495 as of March 31, 2017, as a result of the fair value of the call option. On June 14, 2017, the derivative instrument expired, unexercised by the option holder, and the Company recognized a gain on the derivative instrument of $482.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 14 – LOANS RECEIVED

Company	Lender	March 31, 2018	Interest rate	Term	Maturity date
JSC Freedom Finance	JSC AsiaCreditBank	$7,044	7%	1 year	2/5/2019
FFINEU Investments Limited	D-FINANCE Inc.	$99	1%	1 year	12/11/2018
Total		$7,143

During the year ended March 31, 2018, the Company received USD denominated loans from JSC AsiaCreditBank in the total amount of $7,031 under a credit line agreement with $9,000 in total available for withdrawal. The Company pledged 2.4 million shares of Kcell with a fair value $12,579 as of March 31, 2018, to collateralize the AsiaCreditBank loan. The D-FINANCE loan is unsecured. As of March 31, 2018, accrued interest on the loans totaled $16.

NOTE 15 – DEBT SECURITIES ISSUED

	March 31, 2018	March 31, 2017 (Recast)
Debt securities issued denominated in USD	$9,639	$-
Debt securities issued denominated in KZT	1,010	3,385
Accrued interest	191	74

Total	$10,840	$3,459

As of March 31, 2018 and 2017, the Company had bonds of Freedom KZ issued under Kazakhstan law in the amount of $10,840 and $3,459, respectively. During the year ended March 31, 2018 the Company issued bonds with fixed annual coupon rate ranging from 8% to 11.5% and maturity dates in January 2019 and June 2020. Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs. As of March 31, 2018 and March 31, 2017 debt securities issued included $191 and $74 accrued interest, respectively. The Freedom KZ bonds are actively traded on Kazakhstan Stock Exchange.

NOTE 16 – CUSTOMER LIABILITIES

The Company recognizes customer liabilities associated with funds held by our brokerage and bank customers. Customer liabilities consist of:

	March 31, 2018	March 31, 2017 (Recast)

Brokerage customers	$12,549	$4,167
Banking customers	9,306	3,468
Total	$21,855	$7,635

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 17 – TRADE PAYABLES

	March 31, 2018	March 31, 2017 (Recast)

Margin lending payable	$6,604	$-
Trade payable for securities purchased	1,065	-
Guaranty fee received	709	-
Payable for acquisition of servers	395	-
Payables to suppliers of goods and services	151	272
Related party payable	-	261
Other	74	7

Total	$8,998	$540

During the year ended March 31, 2018, the Company received guaranty fee of $709 pursuant to a reverse repurchase agreement. The agreement specifies that Company has a right to claim a certain amount to be placed as a guaranty fee if the share price of the pledged securities falls significantly from the price as of the date of the transaction. In the event the price of the pledged securities falls further the Company can require an increase in the guaranty fee. The guaranty fee shall be returned by the end of the agreement terms that are ranging from January 25, 2019 to February 1, 2019.

NOTE 18 – SECURITIES REPURCHASE AGREEMENT OBLIGATIONS

As of March 31, 2018 and March 31, 2017, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	March 31, 2018
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Over 90 days	Total

Securities sold under repurchase agreements
Corporate equity	12.04%	$109,821	$8,960	$7,149	$125,930
Corporate debt	10.64%	24,257	2,023	-	26,280
Non-US sovereign debt	8.54%	2,565	-	-	2,565
Total securities sold under repurchase agreements		$136,643	$10,983	$7,149	$154,775

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
(All amounts in thousands of United States dollars, unless otherwise stated)

	March 31, 2017 (Recast)
	Interest rate and remaining contractual maturity of the agreements
	Average interest rate	Overnight and continuous	Up to 30 days	30-90 days	Total

Securities sold under repurchase agreements
Corporate equity	13.08%	$-	$29,926	$956	$30,882
Corporate debt	11.83%	14,484	10,923	-	25,407
Total securities sold under repurchase agreements		$14,484	$40,849	$956	$56,289

The fair value of collateral pledged under repurchase agreements as of March 31, 2018 and March 31, 2017, was $203,140 and $68,025, respectively.

Securities pledged as collateral by the Company under repurchase agreements are liquid trading securities with market quotes and significant trading volume.

NOTE 19 – OTHER LIABILITIES

	March 31, 2018	March 31, 2017 (Recast)

Unused vacation reserve	$537	$219
Advance received for sale of fixed asset	288	-
Salaries and other employee benefits	247	-
Taxes payable other than income tax	127	141
Other	120	13

Total	$1,319	$373

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 20 – FEE AND COMMISSION INCOME/(EXPENSE)

	Year ended March 31, 2018	Year ended March 31, 2017 (Recast)

Fee and commission income:

Brokerage services	$5,181	$878
Bank services	3,419	1,100
Underwriting services	1,911	428
Agency fees	-	1,561
Other commission income	285	123

Total fee and commission income	$10,796	$4,090

Fee and commission expense:

Bank services	$1,483	$203
Brokerage services	239	35
Exchange services	189	78
Central Depository services	155	30

Total fee and commission expense	$2,066	$346

NOTE 21 – NET GAIN ON TRADING SECURITIES

	Year ended March 31, 2018	Year ended March 31, 2017 (Recast)

Net gain recognized during the period on trading securities sold during the period	$17,314	$5,322
Net unrealized gain recognized during the reporting period on trading securities still held at the reporting date	16,432	5,484
Net gain recognized during the period on trading securities	$33,746	$10,806

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 22 – NET INTEREST INCOME/ (EXPENSE)

	Year ended March 31, 2018	Year ended March 31, 2017 (Recast)

Interest income:
Interest income on financial assets recorded at amortized cost comprises:

Interest income on reverse repurchase agreements and amounts due from banks	$3,089	$655
Interest income on loans to customers	55	5

Total interest income on financial assets recorded at amortized cost	$3,144	$660

Interest income on financial assets recorded at fair value through profit or loss comprises:

Interest income on trading securities	$5,040	$1,346

Total interest income on financial assets recorded at fair value through profit or loss	5,040	1,346

Total interest income	$8,184	$2,006

Interest expense:
Interest expense on financial liabilities recorded at amortized cost comprises:

Interest expense on securities repurchase agreements	$13,268	$3,518
Interest expense on debt securities issued	707	202
Interest expense on customer accounts and deposits	244	33
Interest expense on loans received	25	54

Total interest expense on financial liabilities recorded at amortized cost	14,244	3,807

Total interest expense	$14,244	$3,807

Net interest expense	$(6,060)	$(1,801)

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 23 – NET GAIN ON FOREIGN EXCHANGE OPERATIONS

	Year ended March 31, 2018	Year ended March 31, 2017 (Recast)

Translation difference	$1,208	$(812)
Sales and purchases of foreign currency, dealing	642	1,086

Total net gain on foreign exchange operations	$1,850	$274

NOTE 24 – RELATED PARTY TRANSACTIONS

On December 28, 2016, Freedom RU entered into a derivative instrument agreement with a related party which included a call option feature. The gain or loss associated with this agreement is recognized as gain on a derivative instrument in the Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss). The Company recorded a derivative liability of $495 as of March 31, 2017. On June 14, 2017, the derivative instrument expired unexercised by the holder, and the Company recognized a gain on the derivative instrument of $482 as of March 31, 2018.

During the years ended March 31, 2018 and 2017, the Company earned commission income from related parties in the amounts of $6,270 and $2,770, respectively. Commission income earned from related parties is comprised primarily of brokerage commissions and agency fees for referrals of new brokerage clients to other brokers and commissions for money transfers by brokerage clients.

As of March 31, 2018 and March 31, 2017, the Company had bank commission receivables and receivable from brokerage clients from related parties totaling $1,055 and $328, respectively. Brokerage and other receivables from related parties result principally from commissions receivable on the brokerage operations of related parties.

As of March 31, 2018 and March 31, 2017, the Company had brokerage accounts with related parties totaling $21,297 and $0, respectively.

As of March 31, 2018 and March 31, 2017, the Company had loans issued to related parties totaling $1,748 and $0, respectively.

As of March 31, 2018 and March 31, 2017, the Company had margin lending receivables with related party totaling $8,889 and $0, respectively.

As of March 31, 2018 and March 31, 2017, the Company had advance received for sale of fixed asset from related party totaling $288 and $0, respectively.

As of March 31, 2018, and March 31, 2017, the Company had margin lending payable to related parties, totaling $81 and $0, respectively.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
(All amounts in thousands of United States dollars, unless otherwise stated)

As of March 31, 2018, and March 31, 2017, the Company had loans received from a related party totaling $99 and $0, respectively.

As of March 31, 2018, and March 31, 2017, the Company had customer liabilities on brokerage accounts and bank accounts of related parties totaling $6,471 and $2,235, respectively. As of March 31, 2018, and March 31, 2017, the Company had restricted customer cash on brokerage accounts and cash on bank accounts of related parties totaling $5,074 and $2,235, respectively.

NOTE 25 – STOCKHOLDERS’ EQUITY

During the year ended March 31, 2018, Mr. Turlov made capital contributions of $670 to FRHC and $7,924 to Freedom RU. At the time such contributions were made, Mr. Turlov was the Chief Executive Officer, Chairman of the board, and majority shareholder of the Company.

The Company reviewed FASB ASC Topic No. 470-50, Debt Extinguishment, to evaluate the debt extinguishment gain incurred from the debt to equity transaction in Freedom CY. Upon completion of the evaluation, it was determined that the gain associated with extinguishment of the debt from shareholder to equity should be accounted for as a capital contribution and was recorded to Additional Paid in Capital. Equity interest exchanged in Freedom CY was $293.

On June 29, 2017, the Company and Mr. Turlov closed the acquisition of Freedom RU. Pursuant to the terms of the Acquisition Agreement, Mr. Turlov received a total of 20,665,023 shares of restricted common stock in exchange for his 100% interest in Freedom RU.

On October 6, 2017, the Company awarded restricted stock grants totaling 3,900,000 shares of its common stock to 16 employees and awarded nonqualified stock options to purchase an aggregate of 360,000 shares of its common stock to two employees. Of the 3,900,000 shares awarded pursuant to the restricted stock grant awards, 1,200,000 shares are subject to two-year vesting conditions and 2,700,000 shares are subject to three-year vesting conditions. All of the nonqualified stock options are subject to three-year vesting conditions. The Company recorded stock based compensation expense for restricted stock grants and stock options in the amount of $1,621 during the year ended March 31, 2018.

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

On December 8, 2017, the Company completed a private placement of 3,681,667 shares of its restricted common stock in exchange for an aggregate offering proceeds of $11,045. The shares of common stock were sold to non-U.S. persons pursuant to the exemption from registration provided in Regulation S promulgated under the Securities Act for offers and sales made outside the United States. Arkady Rakhilkin, a Company director, purchased 348,333 shares for $1,045.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
(All amounts in thousands of United States dollars, unless otherwise stated)

On March 2, 2018, the Company completed a private placement of 5,426,612 shares of its restricted common stock in exchange for an aggregate offering proceeds of $29,399. The shares of common stock were sold to three non-U.S. persons pursuant to the exemption from registration provided in Regulation S promulgated under the Securities Act for offers and sales made outside the United States. Askar Tashtitov, a Company director, purchased 28,000 shares for $154.

NOTE 26 – STOCK BASED COMPENSATION

As disclosed in Note 25, on October 6, 2017, the Company issued restricted stock awards totaling 3,900,000 shares of its common stock to 16 employees and awarded nonqualified stock options to purchase an aggregate of 360,000 shares of its common stock at a strike price $1.98 per share to two employees. Shares of restricted stock have the same dividend and voting rights as common stock while options do not. All awards were issued at the fair value of the underlying shares at the grant date.

During the year ended March 31, 2018, stock options covering a total of 360,000 shares of common stock were granted. No options were granted for the year ended March 31, 2017. Total compensation expense related to options granted was $104 for the year ended March 31, 2018 and $0 for the year ended March 31, 2017. As of March 31, 2017, there was total remaining compensation expense of $543 related to stock options, which will be recorded over a weighted average period of approximately 2.52 years. No options were exercisable or exercised during the year ended March 31, 2018.

The Company has determined fair value of stock options using the Black-Scholes option valuation model based on the following key assumptions during the year ended March 31, 2018:

Term (years)	3
Volatility	165.33%
Risk-free rate	1.66%

During the year ended March 31, 2018 a total of 3,900,000 restricted shares were awarded. During the year ended March 31, 2017, no restricted shares were awarded. The compensation expense related to restricted stock awards was $1,517 during the year ended March 31, 2018, and $0 during the year ended March 31, 2017. As of March 31, 2018, there was $6,669 of total unrecognized compensation cost related to nonvested shares of restricted stock granted. The cost is expected to be recognized over a weighted average period of 2.3 years.

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

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
(All amounts in thousands of United States dollars, unless otherwise stated)

The following is a summary of stock option activity for year ended March 31, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	-	$-	-	$-
Granted	360,000	1.98	2.76	1,753
Exercised	-	-	-	-
Forfeited/cancelled/expired	-	-	-	-
Outstanding, at March 31, 2018	360,000	$1.98	2.76	$1,753
Exercisable at March 31, 2018	-	$-	-	$-

The table below summarizes the activity for the Company's restricted stock outstanding during the year ended March 31, 2018:

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	$-	$-
Granted	3,900,000	8,190
Vested	-	-
Forfeited/cancelled/expired	-	-
Outstanding, at December 31, 2017	3,900,000	$8,190

NOTE 27 – ACQUISITIONS

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

When preparing the consolidated financial statements for the year ended March 31, 2018, management determined that certain amounts included in the Company’s March 31, 2017, consolidated financial statements required revision, due to closing of the acquisition of Freedom CY on November 1, 2017, which was deemed to be entity under common control with the Company.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
(All amounts in thousands of United States dollars, unless otherwise stated)

Acquisition of Freedom UA:

On November 1, 2017 (the Acquisition Date), FRHC acquired 100% of the outstanding common shares and voting interest in Freedom UA in exchange for 387,700 shares of restricted common stock of the Company with the fair market value of $1,485. FRHC acquired Freedom UA to expand its existing securities brokerage business to the Ukrainian securities brokerage market. The Company believes it can take advantage of the synergies that exist between its current expertise and infrastructure and Freedom UA’s existing business to rapidly expand the Company’s presence in the Ukrainian financial services industry.

As of the Acquisition Date, the fair value of Freedom UA was $653. For the five months ended March 31, 2018, net loss of Freedom UA totaled $53.

The total purchase price was allocated as follows:

Purchase price allocation
As of November 1, 2017
Assets:
Cash and cash equivalents	$432
Trading securities	6
Fixed assets	88
Customer list	176
Brokerage and other receivables	947
Other assets	3
Total assets	$1,652

Liabilities:
Customer liabilities	$997
Trade payables	1
Other liabilities	1
Total liabilities	$999

Net assets acquired	$653

Goodwill	832

Total purchase price	$1,485

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 28 – REVERSE STOCK SPLIT

On September 6, 2017, the Company effected a one-share-for-twenty-five-shares reverse stock split of its common stock. All share and earnings per share information has been retroactively adjusted to reflect the stock split. The effect of this stock split on the Company’s earnings per share is as follows:

	Year ended March 31, 2018	Year ended March 31, 2017 (Recast)

Basic and diluted net income per common share:

Net income before noncontrolling interests	$19,233	$6,296

Net income per common share - basic (in US dollars)	$0.58	$0.56
Net income per common share - diluted (in US dollars)	$0.58	$0.56

Shares used in the calculation of net income per common share:
Basic	33,249,013	11,213,926
Diluted	33,393,877	11,213,926

NOTE 29 – COMMITMENTS AND CONTINGENT LIABILITIES

The table below shows approximate lease commitments and other contingent liabilities of the Company as of March 31, 2018:

Contractual obligations	Total	Less than 1 year	2-3 years	After 3 years
Office leases(1)	$6,841	$4,275	$1,790	$776
TOTAL	$6,841	$4,275	$1,790	$776

(1)
The Company has number of lease agreements for office spaces in different locations. In general, all agreements are made for a one-year period with extension or termination provisions, except two lease agreements with longer lease terms.

The Company’s rent expense for office space was $2,618 and $1,263 for the year ended March 31, 2018 and 2017, respectively.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 30 – SUBSEQUENT EVENTS

The Company evaluated all material events and transactions that occurred after March 31, 2018 through June 29, 2018. Other than as disclosed below, during this period the Company did not have any additional material recognizable subsequent events.

On April 12, 2018 Freedom KZ completed the acquisition of brokerage company JSC Asyl Invest (“Asyl”). Asyl was 100% controlled by the Company’s shareholder Timur Turlov. The consideration for closing of the sale was $2,250 which was equal to the fair value of the net assets received by the Company as result of the acquisition.

On May 28, 2018 Freedom RU completed the acquisition of brokerage company LLC Nettrader (“Nettrader”). Nettrader was 100% controlled by the Company’s shareholder Timur Turlov. The consideration for closing of the sale was $3,816 which equals to the fair value of the net assets received by the Company as result of the acquisition.

On June 4, 2018 Freedom KZ placed USD – Denominated bonds issued under Kazakhstan law. The total placement amount is $29.4 million with 8% fixed coupon rate and a maturity date of June 2021.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

21.01	Subsidiaries
23.01	Consent of Independent Registered Public Accounting Firm
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002