Form 10-Q
period 2018-06-30
Freedom Holding Corp.
filed 2018-08-14
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission File Number 001-33034

FREEDOM HOLDING CORP.
(Exact name of registrant as specified in its charter)

Nevada	30-0233726
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

“Esentai Tower” BC, Floor 7 77/7 Al Farabi Ave
Almaty, Kazakhstan	050040
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file).

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

As of August 10, 2018, the registrant had 58,033,212 shares of common stock, par value $0.001, issued and outstanding.

FREEDOM HOLDING CORP.
FORM 10-Q

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	June 30, 2018	March 31, 2018*
		(Recast)
ASSETS
Cash and cash equivalents	$45,057	$65,731
Restricted cash	24,802	21,962
Trading securities	184,350	212,595
Available-for-sale securities, at fair value	2	240
Brokerage and other receivables, net	42,245	24,854
Loans issued	16,757	8,754
Deferred tax assets	812	772
Fixed assets, net	2,471	2,571
Intangible assets, net	4,807	5,531
Goodwill	3,103	3,288
Other assets, net	4,823	4,573

TOTAL ASSETS	$329,229	$350,871

LIABILITIES AND STOCKHOLDERS’ EQUITY

Securities sold, not yet purchased - at fair value	$1,756	$1,135
Loans received	13,977	7,143
Debt securities issued	19,969	11,222
Customer liabilities	40,402	30,672
Trade payables	15,742	9,013
Deferred distribution payments	8,534	8,534
Securities repurchase agreement obligation	114,572	154,775
Other liabilities	2,012	1,376
TOTAL LIABILITIES	216,964	223,870

Commitments and Contingencies (Note 20)	-	-

STOCKHOLDERS’ EQUITY

Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 58,033,212 and 58,033,212 shares issued and outstanding as of June 30, 2018 and March 31,2018, respectively	58	58
Additional paid in capital	99,003	100,180
Retained earnings	27,437	34,320
Accumulated other comprehensive loss	(14,233)	(7,557)
TOTAL STOCKHOLDERS’ EQUITY	112,265	127,001

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$329,229	$350,871

The accompanying notes are an integral part of these condensed consolidated financial statements.
* See Notes 2 and 3 for information regarding recast amounts and basis of financial statement presentation.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME/(LOSS) (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	Three months ended June 30,
	2018	2017*
Revenue:		(Recast)

Fee and commission income	$5,428	$3,057
Net gain/(loss) on trading securities	(3,288)	7,131
Interest income	7,372	2,647
Net gain on derivatives	-	490
Net gain/(loss) on foreign exchange operations	(2,110)	659

TOTAL REVENUE, NET	7,402	13,984

Expense:
Interest expense	4,614	2,030
Fee and commission expense	764	289
Operating expense	9,111	3,663
Other expense/(income), net	(54)	45

TOTAL EXPENSE	14,435	6,027
NET INCOME/(LOSS) BEFORE INCOME TAX	(7,033)	7,957

Income tax benefit	150	33

NET INCOME/(LOSS)	$(6,883)	$7,990

OTHER COMPREHENSIVE INCOME/(LOSS)
Change in unrealized gain on investments available-for-sale, net of tax effect	$-	$(59)
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	22	-
Foreign currency translation adjustments, net of tax	(6,698)	(2,169)

COMPREHENSIVE INCOME/(LOSS)	$(13,559)	$5,762

BASIC NET INCOME/(LOSS) PER COMMON SHARE (In US Dollars)	$(0.12)	$0.71
DILUTED NET INCOME/(LOSS) PER COMMON SHARE (In US Dollars)	$(0.12)	$0.71
Weighted average number of shares (basic)	58,033,212	11,306,084
Weighted average number of shares (diluted)	58,191,542	11,306,084

The accompanying notes are an integral part of these condensed consolidated financial statements.
* See Notes 2 and 3 for information regarding recast amounts and basis of financial statement presentation.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the three months ended
	June 30, 2018	June 30, 2017*
		(Recast)
Cash Flows From Operating Activities
Net income/(loss)	$(6,883)	$7,990

Adjustments to reconcile net income/(loss) from operating activities:
Depreciation and amortization	396	271
Loss on sale of fixed assets	33	-
Change in deferred taxes	(109)	173
Stock compensation expense	838	-
Unrealized loss on trading securities	7,856	1,563
Net gain on derivative	-	(490)
Net change in accrued interest	13	155
Changes in operating assets and liabilities:
Trading securities	6,089	(15,079)
Brokerage and other receivables	(15,710)	(18,937)
Loans issued	(8,441)	226
Other assets	(568)	(769)
Customer liabilities	9,131	8,724
Current income tax liability	-	(137)
Trade payables	7,251	6,943
Securities repurchase agreement obligation	(30,436)	17,925
Securities sold, not yet purchased	718	-
Other liabilities	806	237

Net cash flows (used in)/from operating activities	(29,016)	8,795

Cash Flows From Investing Activities
Purchase of fixed assets	(477)	(457)
Proceeds from sale of fixed assets	276	21
Proceeds from sale of intangible assets	-	224
Proceeds from sale/(purchase) of available-for-sale securities, at fair value	238	(3,069)
Consideration paid for Asyl	(2,240)	-
Cash received at acquisition	-	1,368
Net cash flows used in investing activities	(2,203)	(1,913)

Cash Flows From Financing Activities
Proceeds from issuance of debt securities	9,708	4,256
Repurchase of debt securities	-	(775)
Proceeds from loans received	7,336	-
Capital contributions	225	8,164

Net cash flows from financing activities	17,269	11,645
Effect of changes in foreign exchange rates on cash and cash equivalents	(3,884)	(1,753)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(17,834)	16,774
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	87,693	35,365
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$69,859	$52,139

	For the three months ended
	June 30, 2018	June 30, 2017*
		(Recast)
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,327	$1,844
Income tax paid	$237	$159

Non-cash investing and financing activities:

Assets received from acquisition of Asyl	$-	$4,666
Liabilities assumed from acquisition of Asyl	$-	$82
Assets received from acquisition of Nettrader	$-	$11,158
Liabilities assumed from acquisition of Nettrader	$-	$4,121

The accompanying notes are an integral part of these condensed consolidated financial statements.
* See Notes 2 and 3 for information regarding recast amounts and basis of financial statement presentation.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 1 - DESCRIPTION OF BUSINESS

Overview

Freedom Holding Corp. (the “Company” or “FRHC”) is a corporation organized in the United States under the laws of the State of Nevada that owns several operating subsidiaries that engage in a broad range of activities in the securities industry, including retail securities brokerage, research, investment counseling, securities trading, market making, corporate investment banking and underwriting services in Central Asia. The Company is headquartered in Almaty, Kazakhstan, with supporting administrative office locations in Russia, Cyprus and the United States.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ended March 31, 2019.

The Condensed Consolidated Balance Sheet at March 31, 2018, has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018.

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

Revenue recognition

Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services promised to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. The majority of the Company’s revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as loans and investment securities, as these activities are subject to other US GAAP guidance discussed elsewhere within these disclosures. Descriptions of the Company’s revenue-generating activities that are within the scope of ASC Topic 606, which are presented in these income statements as components of non-interest income are as follows:

●
Commissions on brokerage services;
●
Commissions on banking services (money transfers, foreign exchange operations and other); and
●
Commissions on investment banking services (underwriting, market making, and bondholders’ representation services).

The Company adopted the new guidance on April 1, 2018. Under Topic 606, the Company is required to recognize incentive fees when they are probable and there is not a significant chance of reversal in the future.  For the brokerage commission, banking service commission and investment banking services commission contracts in place at the time of adoption, this change in policy did not result in any actual change in revenue that had already been recognized and therefore there was no transition adjustment necessary.  Based on a review of the Company’s brokerage commission, banking service commission and investment banking services commission contracts in place at the time of adoption, the Company does not believe the actual timing of recognition of incentive fees under future contracts will be materially impacted in the future.  However, the new policy may result in incentive fees being recognized sooner in the future than they would have been under the Company’s revenue recognition policy in place prior to the adoption of Topic 606.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The Company recognizes revenue when five basic criteria have been met:

●
The parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations.
●
The entity can identify each party’s rights regarding the goods or services to be transferred.
●
The entity can identify the payment terms for the goods or services to be transferred.
●
The contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract).
●
It is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

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

All gains and losses on foreign currency contracts were realized during the three months ended June 30, 2018 and 2017, and are included in net gain on derivatives in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss).

Functional currency

Management has adopted ASC 830, Foreign Currency Translation Matters as it pertains to its foreign currency translation. The Company’s functional currencies are the Russian ruble, European euro, Ukrainian hryvnia, Uzbekistani som and Kazakhstani tenge, and its reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in revenue.

For financial reporting purposes, foreign currencies are translated into United States dollars as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income/(loss)” reserve.

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

Listed shares and listed redeemable notes held by the Company that are traded in an active market are classified as AFS and are stated at fair value. The Company has investments in unlisted shares that are not traded in an active market but that are also classified as investments AFS and stated at fair value (because Company management considers that fair value can be reliably measured). Gains and losses arising from changes in fair value are recognized in other comprehensive income and accumulated in the Accumulated other comprehensive income/(loss), with the exception of other-than-temporary impairment losses, interest calculated using the effective interest method, dividend income and foreign exchange gains and losses are recognized in the Condensed Consolidated Statements of Operations and Statements of other Comprehensive Income/(Loss). Where the investment is disposed of or is determined to be impaired, the cumulative gain or loss previously accumulated in the investments revaluation reserve is reclassified to profit or loss.

Trading securities

Financial assets are classified as trading securities if the financial asset has been acquired principally for the purpose of selling it in the near term.

Trading securities are stated at fair value, with any gains or losses arising on remeasurement recognized in revenue. Changes in fair value are recognized in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss) and included in net gain/(loss) on trading securities. Interest earned, and dividend income are recognized in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss) and are included in interest income, according to the terms of the contract and when the right to receive the payment has been established.

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

Impairment of long lived assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the fair value from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. As of June 30, 2018 and March 31, 2018, the Company had not recorded any charges for impairment of long-lived assets.

Impairment of goodwill

As of June 30, 2018 and March 31, 2018, goodwill recorded in the Company’s Condensed Consolidated Balance Sheets totaled $3,103 and $3,288, respectively. The Company performs an impairment review at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. In its annual goodwill impairment test, the Company estimated the fair value of the reporting unit based on the income approach (also known as the discounted cash flow method) and determined the fair value of the Company’s goodwill exceeded the carrying amount of the Company’s goodwill.

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

The Company will include interest and penalties arising from the underpayment of income taxes in the provision for income taxes. As of June 30, 2018 and March 31, 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

On December 22, 2017, the U.S. bill commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted, which significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Tax Reform Act also provided for a one-time deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company may be subject to incremental U.S. tax on GILTI income beginning in 2018, depending upon expense allocations and the applicable U.S. foreign tax credit rules. The Company has presented the deferred tax impacts of GILTI tax in its consolidated financial statements for the quarter ended June 30, 2018.

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

Recent accounting pronouncements

In May 2018, the FASB issued ASU No. 2018-06, Codification Improvements to Topic 942, Financial Services - Depository and Lending. The FASB issued this Update to supersede outdated guidance related to the Office of the Comptroller of the Currency’s Banking Circular 202, Accounting for Net Deferred Tax Charges (Circular 202). The Board has an ongoing project on its agenda about Codification improvements to clarify the FASB Accounting Standards Codification or to correct unintended application of guidance. Those Codification improvement items generally are not expected to have a significant effect on current accounting practice or to create a significant administrative cost for most entities. The amendments in this Update are of a similar nature, and, therefore, the Board is addressing the improvements through the Codification improvements project. The Board decided to issue a separate Update to increase stakeholders’ awareness of the improvements to Topic 942, Financial Services—Depository and Lending. The amendments in this Update remove outdated guidance related to Circular 202 and should have no effect on reporting entities.

ASU 2016-02, “Leases,” ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements”: In February 2016, the FASB issued ASU 2016-02 which requires entities to include substantially all leases on the balance sheet by requiring the recognition of right-of-use assets and lease liabilities for all leases. Entities may elect to exclude from the balance sheet those leases with a maximum possible term of less than 12 months. For lessees, a lease is classified as finance or operating, and the asset and liability are initially measured at the present value of the lease payments. For lessors, accounting for leases is largely unchanged from previous provisions of U.S. GAAP, other than certain changes to align lessor accounting to specific changes made to lessee accounting and ASC 606. ASU 2016-02 also requires new qualitative and quantitative disclosures for both lessees and lessors. In July 2018 the FASB adopted ASU 2018-10 which makes technical corrections and clarifications to the accounting guidance in Topic 842.

For public entities, these ASU 2016-02, 2018-01, 2018-10 and 2018-11 are effective for fiscal years beginning after December 15, 2018, including interim periods therein, with early adoption permitted. ASU 2016-02 requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2018-11, adopted in July 2018, provides entities an optional transition method to apply the new guidance as of the adoption date, rather than as of the earliest period presented. In transition, entities may elect certain practical expedients when applying ASU 2016-02. These include a package of practical expedients that must be applied in its entirety to all leases commencing before the effective date, unless the lease is modified, to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. ASU 2016-02 also includes a practical expedient to use hindsight in making judgments when determining the lease term and any long-lived asset impairment. ASU 2018-01, adopted in January 2018, allows entities to elect a practical expedient that would exclude application of ASU 2016-02 to land easements that existed prior to its adoption, if they were not accounted for as leases under previous U.S. GAAP. ASU 2018-11 provides a lessor practical expedient for separating lease and non-lease components. We are currently evaluating the effect of the standards on our ongoing financial reporting.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 3 – REVISION OF FINANCIAL STATEMENT

When preparing the condensed consolidated financial statements as of and for the three months ended June 30, 2018, management determined that certain amounts included in the Company’s condensed consolidated financial statements as of March 31, 2018 and for the three months ended June 30, 2017 required revision, due to closing of the acquisition of Freedom RU on June 29, 2017, and Freedom CY on November 1, 2017 and the closing of the mergers of Nettrader LLC (“Nettrader”) in May 2018 and Asyl Invest JSC (“Asyl”) in April 2018, which were deemed to be entities under common control with the Company.

Certain reclassifications also have been made to the prior year’s consolidated financial statements to enhance comparability with the current year’s consolidated financial statements following the increase in intangible assets of the Company related to acquisition of the Tradernet trading platform. As a result, certain line items have been amended in the Condensed Consolidated Balance Sheets. Comparative figures have been adjusted to conform to the current period’s presentation.

The previously issued Condensed Consolidated Balance Sheet as of March 31, 2018, and Condensed Consolidated Statement of Operations and Statements of Other Comprehensive Income for the three months ended June 30, 2017 have been revised as follows:

	As of March 31, 2018
BALANCE SHEETS (RECAST)	As previously reported	Recast	As recasted

ASSETS
Cash and cash equivalents	$64,531	$1,200	$65,731
Restricted cash	13,671	8,291	21,962
Trading securities	212,319	276	212,595
Available-for-sale securities, at fair value	2	238	240
Brokerage and other receivables, net	21,109	3,745	24,854
Loans issued	8,754	-	8,754
Deferred tax assets	1,046	(274)	772
Fixed assets, net	2,362	209	2,571
Intangible assets, net	-	5,531	5,531
Goodwill	1,798	1,490	3,288
Other assets, net	4,494	79	4,573
TOTAL ASSETS	$330,086	$20,785	$350,871

LIABILITIES AND STOCKHOLDERS’ EQUITY

Securities sold, not yet purchased - at fair value	$1,135	$-	$1,135
Loans received	7,143	-	7,143
Debt securities issued	10,840	382	11,222
Customer liabilities	21,855	8,817	30,672
Trade payables	8,998	15	9,013
Deferred distribution payments	8,534	-	8,534
Securities repurchase agreement obligation	154,775	-	154,775
Deferred income tax liabilities	387	(387)	-
Other liabilities	1,319	57	1,376
TOTAL LIABILITIES	214,986	8,884	223,870

STOCKHOLDERS’ EQUITY

Preferred stock	-	-	-
Common stock	58	-	58
Additional paid in capital	87,049	13,131	100,180
Retained earnings	35,387	(1,067)	34,320
Accumulated other comprehensive loss	(7,394)	(163)	(7,557)
TOTAL STOCKHOLDERS’ EQUITY	115,100	11,901	127,001

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$330,086	$20,785	$350,871

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the three months ended June 30, 2017
STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (RECAST)	As previously reported	Recast	As recasted

Revenue:
Fee and commission income	$2,855	$202	$3,057
Net gain on trading securities	7,009	122	7,131
Interest income	2,584	63	2,647
Net gain on derivatives	490	-	490
Net gain on foreign exchange operations	617	42	659

TOTAL REVENUE, NET	13,555	429	13,984

Expense:
Interest expense	1,987	43	2,030
Fee and commission expense	238	51	289
Operating expense	2,911	752	3,663
Other expense, net	78	(33)	45

TOTAL EXPENSE	5,214	813	6,027

NET INCOME BEFORE INCOME TAX	8,341	(384)	7,957

Income tax benefit	31	2	33

NET INCOME	$8,372	$(382)	$7,990

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	$-	$(59)	$(59)
Foreign currency translation adjustments, net of tax	(1,758)	(411)	(2,169)

COMPREHENSIVE INCOME	$6,614	$(852)	$5,762

NOTE 4 – CASH AND CASH EQUIVALENTS

	June 30, 2018	March 31, 2018 (Recast)

Securities purchased under reverse repurchase agreements	$19,514	$27,389
Current account with commercial banks	7,616	9,032
Petty cash in bank vault and on hand	5,834	2,712
Current account with Central Depository (Kazakhstan)	4,588	1,280
Current accounts with brokers	3,781	22,749
Current account with National Settlement Depository (Russia)	1,770	1,244
Current account with Central Bank (Russia)	991	980
Accounts with stock exchange	814	214
Current account in clearing organizations	149	131
Total cash and cash equivalents	$45,057	$65,731

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

As of June 30, 2018 and March 31, 2018, cash and cash equivalents were not insured. As of June 30, 2018 and March 31, 2018, the cash and cash equivalents balance included collateralized securities received under reverse repurchase agreements on the terms presented below:

	June 30, 2018
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	14.88%	9,156	9,656	18,812
Corporate debt	15.00%	702	-	702

Total		$9,858	$9,656	$19,514

	March 31, 2018 (Recast)
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	14.99%	$11,095	$15,572	$26,667
Corporate debt	14.96%	521	201	722

Total		$11,616	$15,773	$27,389

The securities received by the Company as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Company under reverse repurchase agreements as of June 30, 2018 and March 31, 2018, is $33,729 and $28,311, respectively. For additional information please see Note 9 – Securities sold, not yet purchased – at fair value.

NOTE 5 – RESTRICTED CASH

As of June 30, 2018, and March 31, 2018, the Company’s restricted cash consisted of deferred distribution payments, cash segregated in a special custody account for the exclusive benefit of our brokerage customers and required reserves with the Central Bank of the Russian Federation which represents cash on hand balance requirements. The deferred distribution payment amount is the reserve held for distribution to shareholders who have not yet claimed their distributions from the 2011 sale of the Company’s oil and gas exploration and production operations of $8,534. This distribution is currently payable, subject to the entitled shareholder completing and submitting to the Company the necessary documentation to claim his, her or its distribution payments. The Company has no control over when, or if, an entitled shareholder will submit the necessary documentation to claim his, her, or its distribution payment. Restricted cash consisted of:

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	June 30, 2018	March 31, 2018 (Recast)

Brokerage customers’ cash	$15,439	$12,963
Deferred distribution payments	8,534	8,534
Guaranty deposits	640	350
Reserve with Central Bank of Russia	189	115
Total restricted cash	$24,802	$21,962

NOTE 6 – TRADING SECURITIES

As of June 30, 2018, and March 31, 2018, trading securities consisted of:

	June 30, 2018	March 31, 2018 (Recast)

Equity securities	$146,487	$177,339
Debt securities	37,615	34,986
Mutual investment funds	248	270
Total trading securities	$184,350	$212,595

The following tables present trading securities assets in the condensed consolidated financial statements at fair value on a recurring basis as of June 30, 2018 and March 31, 2018:

		Fair Value Measurements at
		June 30, 2018 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant unobservable units
	June 30, 2018	(Level 1)	(Level 2)	(Level 3)

Equity securities	$146,487	$146,487	$-	$-
Debt securities	37,615	37,615	-	-
Mutual investment funds	248	248	-	-
Total trading securities	$184,350	$184,350	$-	$-

		Fair Value Measurements at
		March 31, 2018 (Recast) using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant unobservable units
	March 31, 2018 (Recast)	(Level 1)	(Level 2)	(Level 3)

Equity securities	$177,339	$177,339	$-	$-
Debt securities	34,986	34,986	-	-
Mutual investment funds	270	270	-	-
Total trading securities	$212,595	$212,595	$-	$-

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 7 – LOANS ISSUED

As of June 30, 2018, and March 31, 2018 the Company had loans issued in the amount of $16,757 and $8,754, respectively.

Loans issued as of June 30, 2018, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Collateralized brokerage loans	$ 4,720	Jan. 2019 – Feb. 2019	3.00%	$ 4,479	USD
Uncollateralized brokerage loan	$ 11,496	Sep. 2018	3.00%	-	KZT
Bank customer loans	$ 541	Nov. 2018- Feb. 2028	12.59%	-	RUB

Loans issued as of March 31, 2018, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Collateralized brokerage loans	$ 5,371	Jan. 2019 – Feb. 2019	3.00%	$ 6,992	USD
Uncollateralized brokerage loan	$ 2,832	Jan. 2019 – Mar. 2019	0.00%	-	KZT
Bank customer loans	$ 551	Nov. 2018- Feb. 2028	12.32%	-	RUB

NOTE 8 – DEFERRED TAX ASSETS

The Company is subject to taxation in the Russian Federation, Kazakhstan, Kyrgyzstan, Cyprus, Ukraine, Uzbekistan and the United States of America.

The tax rates used for deferred tax assets and liabilities for the three months ended June 30, 2018 and 2017, is 25% and 37.3%, respectively for the US and 20% for the Russian Federation, Kazakhstan, Kyrgyzstan, Ukraine and Uzbekistan.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Deferred tax assets and liabilities of the Company are comprised of the following:

	June 30, 2018	March 31, 2018 (Recast)

Deferred tax assets:
Tax losses carryforward	$3,283	$3,050
GILTI losses	404	-
Accrued liabilities	34	49
Revaluation on trading securities	151	88
Stock compensation expenses	718	405
Valuation allowance	(3,736)	(2,433)
Deferred tax assets	854	1,159

Deferred tax liabilities:
Revaluation on trading securities	42	387

Deferred tax liabilities
	42	387
Net deferred tax assets	$812	$772

During the three months ended June 30, 2018 and 2017, the effective tax rate was equal to 2.13% and (0.41%), respectively. During the three months ended June 30, 2018, effective tax rate was primarily impacted due to unrecognized tax losses carryforward on Freedom KZ and FRHC in the amount of $309 and $1,666, respectively, and during the three months ended June 30, 2017 due to non-taxable gains on trading securities in Freedom KZ in the amount of $7,795.

During the three-month period ended June 30, 2018, the Company realized net loss before income tax of $7,033, primarily from operating expenses of the Company and losses of Freedom KZ on trading operations. This resulted in the Company realizing an income tax benefit during the three months ended June 30, 2018 of $150. During the three months ended June 30, 2017, the Company realized a net income before income tax of $7,957 primarily from non-taxable revenues generated from Freedom KZ’s trading operations and utilized tax loss carryforwards of $203. This resulted in the Company realizing an income tax benefit during the three months ended June 30, 2017 of $33.

NOTE 9 – SECURITIES SOLD, NOT YET PURCHASED – AT FAIR VALUE

As of June 30, 2018, and March 31, 2018, the Company’s securities sold, not yet purchased – at fair value was $1,756 and $1,135 respectively.

During the quarter ended June 30, 2018, the Company sold shares received as a pledge under reverse repurchase agreements and recognized financial liabilities at fair value in the amount of $6,996, and partially closed short position in the amount of $5,216 by purchasing securities from a third party, reducing the financial liability. During the quarter ended June 30, 2018, the Company recognized a gain on the change in fair value of financial liabilities at fair value through the Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss) in the amount of $956 with a foreign exchange translation gain of $203.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

A short sale involves the sale of a security that is not owned in the expectation of purchasing the same security (or a security exchangeable) at a later date at a lower price. A short sale involves the risk of a theoretically unlimited increase in the market price of the security that would result in a theoretically unlimited loss.

NOTE 10 – DERIVATIVE LIABILITY

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

NOTE 11 – LOANS RECEIVED

Borrower	Lender	June 30, 2018	March 31, 2018	Interest rate	Term	Maturity date
JSC Freedom Finance	Bank	$9,049	$7,044	7%	1 year	2/5/2019
Freedom Holding Corp.	Non-Bank	4,834	-	3%	3 months	9/30/2018
FFINEU Investments Limited	Non-Bank	94	99	1%	1 year	12/11/2018
Total		$13,977	$7,143

As of June 30, 2018 and March 31, 2018, the Company had received United States dollar denominated loans from JSC AsiaCreditBank in the total amount of $8,954 and $7,031, respectively, under a credit line agreement with $9,000 in total available for withdrawal. The Company pledged 3.1 million shares of Kcell with a fair value $13,970 as of June 30, 2018, to collateralize the AsiaCreditBank loan. Non-bank loans received are unsecured. As of June 30, 2018 and March 31, 2018, accrued interest on the loans totaled $68 and $16, respectively.

NOTE 12 – DEBT SECURITIES ISSUED

	June 30, 2018	March 31, 2018
		(Recast)
Debt securities issued denominated in USD	$10,605	$7,006
Debt securities issued denominated in KZT	9,253	4,025
Accrued interest	111	191

Total	$19,969	$11,222

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

As of June 30, 2018, and March 31, 2018, the Company had bonds of Freedom KZ issued under Kazakhstan law in the amount of $19,969 and $11,222 respectively. As of June 30, 2018, Company issued bonds with fixed annual coupon rate ranging from 8% to 11.5% and maturity dates ranging from January 2019 to May 2021. As of March 31, 2018, debt securities issued included Asyl bonds in the amount of $3,015 with 8% fixed annual coupon rate and maturity date of August 2018, which were fully redeemed in April 2018.

Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs. Debt securities issued as of June 30, 2018 and March 31, 2018 included $111 and $191 accrued interest, respectively. The Freedom KZ bonds are actively traded on Kazakhstan Stock Exchange.

NOTE 13 – CUSTOMER LIABILITIES

The Company recognizes customer liabilities associated with funds held by our brokerage and bank customers. Customer liabilities consist of:

	June 30, 2018	March 31, 2018 (Recast)

Brokerage customers	$21,927	$21,367
Banking customers	18,475	9,305
Total	$40,402	$30,672

NOTE 14 – SECURITIES REPURCHASE AGREEMENT OBLIGATIONS

As of June 30, 2018, and March 31, 2018, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	June 30, 2018
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Over 90 days	Total

Securities sold under repurchase agreements
Corporate equity	12.26%	$86,961	$906	$6,532	$94,399
Corporate debt	6.83%	9,896	-	-	9,896
Non-US sovereign debt	8.41%	10,277	-	-	10,277
Total securities sold under repurchase agreements		$107,134	$906	$6,532	$114,572

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	March 31, 2018 (Recast)
	Interest rate and remaining contractual maturity of the agreements
	Average interest rate	Overnight and continuous	Up to 30 days	30-90 days	Total

Securities sold under repurchase agreements
Corporate equity	12.04%	$109,821	$8,961	$7,148	$125,930
Corporate debt	10.64%	24,257	2,023	-	26,280
Non-US sovereign debt	8.54%	2,565	-	-	2,565
Total securities sold under repurchase agreements		$136,643	$10,984	$7,148	$154,775

The fair value of collateral pledged under repurchase agreements as of June 30, 2018 and March 31, 2018, was $155,459 and $203,140, respectively.

Securities pledged as collateral by the Company under repurchase agreements are liquid trading securities with market quotes and significant trading volume.

NOTE 15 – RELATED PARTY TRANSACTIONS

On December 28, 2016, Freedom RU entered into a derivative instrument agreement with a related party which included a call option feature. The gain or loss associated with this agreement is recognized as gain on a derivative instrument in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss). The Company recorded a derivative liability of $495 as of March 31, 2017. On June 14, 2017, the derivative instrument expired unexercised by the holder, and the Company recognized a gain on the derivative instrument of $490 for the three months ended June 30, 2017.

During the three months ended June 30, 2018 and 2017, the Company earned commission income from related parties in the amounts of $4,439 and $661, respectively. Commission income earned from related parties is comprised primarily of brokerage commissions and agency fees for referrals of new brokerage clients to other brokers and commissions for money transfers by brokerage clients.

As of June 30, 2018 and March 31, 2018, the Company had bank commission receivables and receivable from brokerage clients from related parties totaling $615 and $1,055, respectively. Brokerage and other receivables from related parties result principally from commissions receivable on the brokerage operations of related parties.

As of June 30, 2018 and March 31, 2018, the Company had brokerage accounts with related parties totaling $2,700 and $17,795, respectively.

As of June 30, 2018, and March 31, 2018, the Company had loans issued to related parties totaling $5 and $1,748, respectively.

As of June 30, 2018, and March 31, 2018, the Company had margin lending receivables with related parties totaling $10,818 and $8,748, respectively.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

As of June 30, 2018, and March 31, 2018, the Company had advances received for the sale of fixed assets from a related party totaling $0 and $288, respectively.

As of June 30, 2018, and March 31, 2018, the Company had margin lending payables due to related parties, totaling $0 and $81, respectively.

As of June 30, 2018, and March 31, 2018, the Company had loans received from a related party totaling $843 and $99, respectively.

As of June 30, 2018, and March 31, 2018, the Company had customer liabilities on brokerage accounts and bank accounts of related parties totaling $11,104 and $3,402, respectively. As of June 30, 2018, and March 31, 2018, the Company had restricted customer cash on brokerage accounts and cash on bank accounts of related parties totaling $9,762 and $2,004, respectively.

NOTE 16 – STOCKHOLDERS’ EQUITY

During the three months ended June 30, 2018, Mr. Turlov made capital contributions of $225 to FRHC. At the time such contributions were made, Mr. Turlov was the Chief Executive Officer, Chairman of the board, and majority shareholder of the Company.

On June 29, 2017, the Company and Mr. Turlov closed the acquisition of Freedom RU. Pursuant to the terms of the Acquisition Agreement, Mr. Turlov received a total of 20,665,023 shares of restricted common stock in exchange for his 100% interest in Freedom RU.

On October 6, 2017, the Company awarded restricted stock grants totaling 3,900,000 shares of its common stock to 16 employees and awarded nonqualified stock options to purchase an aggregate of 360,000 shares of its common stock to two employees. Of the 3,900,000 shares awarded pursuant to the restricted stock grant awards, 1,200,000 shares are subject to two-year vesting conditions and 2,700,000 shares are subject to three-year vesting conditions. All of the nonqualified stock options are subject to three-year vesting conditions. The Company recorded stock based compensation expense for restricted stock grants and stock options in the amount of $838 during the three months ended June 30, 2018.

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

NOTE 17 – STOCK BASED COMPENSATION

As disclosed in Note 16, on October 6, 2017, the Company issued restricted stock awards totaling 3,900,000 shares of its common stock to 16 employees and awarded nonqualified stock options to purchase an aggregate of 360,000 shares of its common stock at a strike price $1.98 per share to two employees. Shares of restricted stock have the same dividend and voting rights as common stock while options do not. All awards were issued at the fair value of the underlying shares at the grant date.

During the year ended March 31, 2018, stock options covering a total of 360,000 shares of common stock were granted. No options were granted for the quarter ended June 30, 2018. Total compensation expense related to options granted was $54 for the quarter ended June 30, 2018 and $0 for the quarter ended June 30, 2017. As of June 30, 2018, there was total remaining compensation expense of $489 related to stock options, which will be recorded over a weighted average period of approximately 2.27 years. No options were exercisable or exercised during the quarter ended June 30, 2018.

The Company has determined fair value of stock options using the Black-Scholes option valuation model based on the following key assumptions during the quarter ended June 30, 2018:

Vesting Period (years)	3
Volatility	165.33%
Risk-free rate	1.66%

During the year ended March 31, 2018 a total of 3,900,000 restricted shares were awarded. During the three months ended June 30, 2018, no restricted shares were awarded. The compensation expense related to restricted stock awards was $784 during the quarter ended June 30, 2018, and $0 during the quarter ended June 30, 2017. As of June 30, 2018, there was $5,884 of total unrecognized compensation cost related to nonvested shares of restricted stock granted. The cost is expected to be recognized over a weighted average period of 1.96 years.

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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The following is a summary of stock option activity for year ended June 30, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, beginning of year	$360,000	$1.98	9.27	$1,753
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled/expired	-	-	-	-
Outstanding, at June 30, 2018	$360,000	$1.98	9.27	$1,879
Exercisable at June 30, 2018	$-	$-	-	$-

The table below summarizes the activity for the Company's restricted stock outstanding during the quarter ended June 30, 2018:

	Shares	Weighted Average Fair Value
Outstanding, beginning of year	$3,900,000	$8,190
Granted	-
Vested	-	-
Forfeited/cancelled/expired	-	-
Outstanding, at June 30, 2018	$3,900,000	$8,190

NOTE 18 – ACQUISITIONS

Acquisition of Asyl

On April 12, 2018, we completed the acquisition and merger of Asyl into the Company. This acquisition joined the two largest retail brokerage firms in Kazakhstan and increased our client accounts in Kazakhstan by 16,000 accounts. Asyl was formerly controlled by Mr. Turlov since April 28, 2017. The Company agreed to acquire Asyl from Mr. Turlov. We acquired Asyl for approximately $2.2 million, which was equal to the fair value of the net assets acquired by the Company.

When preparing the condensed consolidated financial statements for the three months ended June 30, 2018, management determined that certain amounts included in the Company’s consolidated financial statements as of March 31, 2018 and for the three months ended June 30, 2017 required revision, due to closing of the completion of merger of Asyl in April 2018, which was deemed to be an entity under common control with the Company since April 28, 2017.

Acquisition of Nettrader

On May 28, 2018, we completed the acquisition and merger of Nettrader. This resulted in the acquisition of approximately 16,000 new Russian client accounts. This acquisition also finalized our acquisition of the Tradernet trading platform, a browser-based application and in some countries a supporting mobile app to facilitate our customers’ trading activities and ability to monitor and manage all aspects of their personal accounts and participate in our client social network. Nettrader was formerly owned by Mr. Turlov since May 18, 2017. We acquired Nettrader for approximately $3.8 million, which was equal to the fair value of the net assets acquired by the Company.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

When preparing the condensed consolidated financial statements for the three months ended June 30, 2018, management determined that certain amounts included in the Company’s consolidated financial statements as of March 31, 2018 and for the three months ended June 30, 2017 required revision, due to closing of the completion of merger of Nettrader in May 2018, which was deemed to be an entity under common control with the Company since May 18, 2017.

NOTE 19 – REVERSE STOCK SPLIT

On September 6, 2017, the Company effected a one-share-for-twenty-five-shares reverse stock split of its common stock. All share and earnings per share information has been retroactively adjusted to reflect the stock split. The effect of this stock split on the Company’s earnings per share is as follows:

	For the three months ended June 30, 2018	For the three months ended June 30, 2017 (Recast)

Basic and diluted net income per common share:

Net income/(loss)	$(6,883)	$7,990

Net income/(loss) per common share - basic (in US dollars)	$(0.12)	$0.71
Net income/(loss) per common share - diluted (in US dollars)	$(0.12)	$0.71

Shares used in the calculation of net income per common share:
Basic	58,033,212	11,306,084
Diluted	58,191,542	11,306,084

NOTE 20 – COMMITMENTS AND CONTINGENT LIABILITIES

The table below shows approximate lease commitments and other contingent liabilities of the Company as of June 30, 2018:

Contractual obligations	Total	Less than 1 year	2-3 years
Office leases(1)	$8,609	$5,568	$3,041
TOTAL	$8,609	$5,568	$3,041

(1)
The Company has number of lease agreements for office spaces in different locations. In general, all agreements are made for a one-year period with extension or termination provisions, except three lease agreements with longer lease terms.

The Company’s rent expense for office space was $1,086 and $377 for the three months ended June 30, 2018 and 2017, respectively.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 21 – SUBSEQUENT EVENTS

The Company evaluated all material events and transactions that occurred after June 30, 2018 through August 14, 2018. During this period the Company did not have any additional material recognizable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the U.S. Securities and Exchange Commission (the “Commission”) including our annual report on Form 10-K filed with the Commission on June 29, 2018.

Special Note About Forward-Looking Information

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) such as statements relating to our anticipated revenues and operating results, estimates used in the preparation of our financial statements, future performance, plans for future expansion, analyses, prospects, strategies, capital spending, sources of liquidity, and financing sources. Forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These forward-looking statements can sometimes be recognized by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” and similar expressions. Such statements are subject to known and unknown risks, uncertainties, and other factors, including the meaningful and important risks and uncertainties discussed in this report. These forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management. These statements include, among other things:

●
the ability of our current management to effectively execute our business strategy;

●
our capability to compete with financial services companies that have greater experience, financial resources and competitive advantages in the markets where we operate;

●
Timur Turlov owns the controlling interest in our common stock and therefore has the ability to direct our business with his reasonable business judgment without approval of other shareholders;

●
our capacity to comply with the extensive, pervasive and ever evolving regulatory and oversight requirements in the various jurisdictions where our subsidiaries operate, the failure of which could prevent us from conducting our business;

●
volatility in the domestic and international capital markets, currency fluctuations and general economic conditions;

●
our ability to attract and retain key management and other properly licensed and experienced personnel to satisfy applicable regulatory standards and operate our business profitably; and

●
our ability to properly manage the market, leverage and customer risks that arise from our proprietary trading.

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

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the fiscal quarters ended June 30, 2018 and 2017.

Overview

We own several operating subsidiaries that conduct full-service retail securities brokerage, investment counseling, securities trading, investment banking and underwriting services in Central Asia. We are headquartered in Almaty, Kazakhstan, with supporting administrative offices in Russia, Cyprus and the United States.

Our companies are professional participants of the Kazakhstan Stock Exchange (KASE), the Moscow Stock Exchange (MOEX), the Saint-Petersburg Stock Exchange (SPB), the Ukrainian Exchange, and the Republican Stock Exchange of Tashkent (UZSE). We operate a brokerage office in Cyprus that serves to provide our clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S. and European securities markets, which under the regulatory regimes of many jurisdictions where we operate do not currently allow investors direct access to international securities markets.

Our initial line of business has been directed toward providing a comprehensive array of financial services to our target retail audience which is high-net-worth individuals and small businesses seeking to diversify their investment portfolios to manage economic risk associated with political, regulatory, currency, banking, and national uncertainties. Clients are provided online tools and retail locations to establish accounts and conduct securities trading on transaction-based pricing. We market to our customer demographic through a number of channels, including telemarketing, training seminars and investment conferences, print and online advertising using social media, our mobile app and search engine optimization activities.

Executive Summary

Customer Base

We serviced more than 81,000 client accounts, approximately 34,000 of them were received as result of acquisitions of JSC Asyl Invest and LLC Nettrader Brokerage, more than 40% of which carried positive cash or asset account balances during the three months ended June 30, 2018. During the three months ended June 30, 2018 we opened over 3,000 new accounts, against 55 account closures. Our total client transaction volume for the quarter exceeded $8 billion.

We have accelerated our growth through the completion of several strategic acquisitions which have enabled us to expand our market reach, increase our client base and provide our clientele the convenience of both a state-of-the-art proprietary electronic trading platform and 58 retail brokerage and financial services offices located across Kazakhstan (16), Kyrgyzstan (1), Russia (39), Uzbekistan (1) and Ukraine (1) that provide a full array of financial services, investment consulting and education.

Recent Acquisitions

In April 2018, we completed the acquisition and merger of Asyl into the Company. This acquisition joined the two largest retail brokerage firms in Kazakhstan and increased our client accounts in Kazakhstan to more than 49,000. Asyl was formerly controlled by Mr. Turlov. We acquired Asyl for approximately $2.2 million, which was equal to the fair value of the net assets we acquired.

In May 2018, we completed the acquisition and merger of Nettrader. This resulted in the acquisition of approximately 16,000 new Russian client accounts. This acquisition also finalized our acquisition of the Tradernet trading platform, a browser-based application and in some countries a supporting mobile app to facilitate our customers’ trading activities and ability to monitor and manage all aspects of their personal accounts and participate in our client social network. Nettrader was formerly owned by Mr. Turlov. We acquired Nettrader for approximately $3.8 million, which was equal to the fair value of the net assets we acquired.

OTCQX

Subsequent to the quarter end, on July 18, 2018, our common stock began trading on the OTCQX® Best Market, a premium market operated by OTC Markets, Inc. Previously, our common stock was trading on the OTC Pink® Open Market. We believe trading on the OTCQX will help to expand our exposure and increase investor access and presents an opportunity at this stage in our growth to communicate with our shareholders and with securities market professionals in the U.S. and abroad.

Financing Activities

During three months ended June 30, 2018, we placed United States dollar and Kazakhstani tenge denominated bonds of Freedom KZ in Kazakhstan in the amount of approximately $9.7 million. These bonds have fixed annual coupon rates of 8.00% or 11.5% and maturity dates ranging from January 2019 to May 2021.

Financial Results

During the three months ended June 30, 2018, we realized a net loss of approximately $6.9 million and basic and diluted loss per share of $0.12, compared to a net income of approximately $8 million and basic and diluted earnings per share of $0.71 during the quarter ended June 30, 2017. As a result of the weakening of our functional currencies against our reporting currency and the resulting currency translation adjustments, net of tax, we realized a comprehensive loss of approximately $13.6 million during the 2018 period compared to a comprehensive income of approximately $5.8 million during the comparable 2017 period.

All dollar amounts reflected under the headings “Results of Operations,” “Liquidity and Capital Resources,” and “Cash Flows” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands of U.S. dollars unless the context indicates otherwise.

Results of Operations

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

The following quarter-to-quarter comparison of our financial results is not necessarily indicative of future results.

	Three Months Ended June 30, 2018		Three Months EndedJune 30, 2017 (Recast)
	Amount	%*	Amount	%*
Revenues:
Fee and commission income	$5,428	73%	$3,057	22%
Net gain/(loss) on trading securities	(3,288)	(44%)	7,131	50%
Interest income	7,372	100%	2,647	19%
Net gain on derivatives	-	0%	490	4%
Net gain/(loss) on foreign exchange operations	(2,110)	(29%)	659	5%
Total revenues, net	7,402	100%	13,984	100%

Expenses:
Interest expense	4,614	62%	2,030	15%
Fee and commission expense	764	10%	289	2%
Operating expense	9,111	123%	3,663	26%
Other expense/(income), net	(54)	(1%)	45	0%
Total expense	14,435	194%	6,027	43%

Net income/(loss) before income taxes	(7,033)	(95%)	7,957	57%
Income tax benefit	150	2%	33	0%
Net income/(loss)	$(6,883)	$(93%)	$7,990	$57%

Other comprehensive income/(loss)
Changes in unrealized gain on investments available-for-sale	$-	0%	$(59)	0%
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	22	0%	-	0%
Foreign currency translation adjustments, net of tax	(6,698)	(90%)	(2,169)	(16%)
Comprehensive income/(loss)	$(13,559)	(183%)	$5,762	(41%)
  * Reflects percentage of Total revenues, net.

Revenue

We derive revenue primarily from gains realized from our proprietary trading activities, fee and commission income earned from our retail brokerage clients, fees and commission from investment banking services, and interest income.

	Three Months Ended June 30, 2018		Three Months Ended June 30 2017 (Recast)		Change
	Amount	%	Amount	%	Amount	%
Fee and commission income	$5,428	73%	$3,057	22%	$2,371	78%
Net gain/(loss) on trading securities	(3,288)	(44%)	7,131	50%	(10,419)	(146%)
Interest income	7,372	100%	2,647	19%	4,725	179%
Net gain on derivatives	-	0%	490	4%	(490)	(100%)
Net gain/(loss) on foreign exchange operations	(2,110)	(29%)	659	5%	(2,769)	(420%)

Total revenue, net	$7,402	100%	$13,984	100%	$(6,582)	(47%)

During the three months ended June 30, 2018 and 2017, we realized total net revenue of $7,402 and $13,984, respectively. Revenue during the three months ended June 30, 2018, was significantly lower than during the three months ended June 30, 2017, primarily due to realizing net losses on trading securities and foreign exchange operations during the period ended June 30, 2018, compared to net gains during the period ended June 30, 2017. The losses were only partially offset by significant increases in fee and commission income and interest income during the three months ended June 30, 2018.

Fee and commission income. During the three months ended June 30, 2018, fee and commission income increased $2,371 compared to the three months ended June 30, 2017. This increase resulted principally from increased fees and commissions for the retail brokerage and related banking services we provide our clients. During the three months ended June 30, 2018, fees and commissions generated from brokerage and related banking services amounted to $3,758 and $1,670, respectively.

These increases in fees and commissions resulted primarily from the growth of our customer base, increased client transaction volume, and greater demand for the other services we offer. Fees and commissions for brokerage services consisted principally of broker fees from customer trading, underwriting and market making services and agency fees. During the three months ended June 30, 2018, brokerage fees and commissions increased $2,442 as a result of increased client transaction volume. During the three months ended June 30, 2017, we engaged in significantly more underwriting and market making activities than during the three months ended June 30, 2018, as a result fees and commissions realized from underwriting and market making services decreased by $1,024. Fees for bank services consist primarily of wire transfer fees, commissions for payment processing and commissions for currency exchange operations. The $1,182 increase in fees and commission from banking services during the three months ended June 30, 2018, compared to the same period 2017 is attributable to the fact that we continue to grow our brokerage-related banking operations and opening new locations.

Net gain/(loss) on trading securities. Net gain/(loss) on trading securities reflects the gains and losses from trading activities in our proprietary trading accounts. Net gains or losses are comprised of realized and unrealized gains and losses. Gains or losses are realized when we close a position in a security and realize a gain or a loss on that position.  U.S. GAAP requires that we reflect in our financial statements unrealized gains and losses on all our securities trading positions that remain open as of the end of each period. Fluctuations in unrealized gains or losses from one period to another may result from factors within our control, such as when we elect to close an open securities position, which would have the effect of reducing our open positions and, thereby potentially reducing the amount of unrealized gains or losses in a period.  Fluctuations in unrealized gains and losses from period to period may occur as a result of factors beyond our control, such as fluctuations in the market prices of the open securities positions we hold. Unrealized gains or losses in a particular period may or may not be indicative of the gain or loss we will realize on a securities position when the position is closed.

During the three months ended June 30, 2018, we recognized a net loss on trading securities of $3,288, which included $5,094 of realized net gain and $8,382 of unrealized net loss compared to a net gain of $7,131 on trading securities for three months ended June 30, 2017, which included $9,631 of realized net gain and $2,500 of unrealized net loss. The primary contributing factor to our net loss on trading securities during the three months ended June 30, 2018, was a decrease in the share price of JSC Kcell - Kazakhstan’s largest cellular service provider, resulting in a loss in the amount of $6,415, which included $2,033 of realized net gain and $8,448 of unrealized net loss. Our net loss on trading securities was partially offset by unrealized gains on the revaluation of securities due to an increase in share price of JSC Kazakhtelecom – Kazakhstan’s largest telecommunications company in the amount of $3,648.

Interest income. During the three months ended June 30, 2018 and 2017, we recorded interest income from several sources: interest income on trading securities and interest income on cash and cash equivalents held in financial institutions, reverse repurchase transactions and amounts due from banks. Interest income on trading securities consisted of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading accounts. During the three months ended June 30, 2018, we realized interest income of $7,372 compared to $2,647 for the three months ended June 30, 2017. The increase in interest income of $4,725 was primarily due to an increase in interest income on trading securities in the amount of $4,587 and an increase in interest income from reverse repurchase transactions in the amount of $139 as a result of an increased volume of reverse repurchase transactions during the quarter ended June 30, 2018.

Net gain on derivative. On December 28, 2016, Freedom RU entered into a derivative instrument agreement that included a call option feature for the purchase of shares held by Freedom RU. This call option was classified as a derivative liability in the Condensed Consolidated Balance Sheets and measured at each reporting period using the Black-Scholes Model. The gain associated with this derivative instrument is recognized as gain on a derivative instrument in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income. In exchange for a $2,629 premium paid upfront, this derivative instrument granted the holder the right to purchase 11.8 million shares of a top rated Russian commercial bank - Sberbank on June 14, 2017, at a strike price $3.10 per share.

In connection with the transaction described in the preceding paragraph, we recorded a derivative liability of $495 as of March 31, 2017. On June 14, 2017, the derivative instrument expired unexercised by the option holder, and we recognized a gain on the derivative instrument of $490. We engaged in no similar transactions during the three months ended June 30, 2018.

Net gain/(loss) on foreign exchange operations.  During the three months ended June 30, 2018, we realized net loss on foreign exchange operations of $2,110 compared to a $659 net gain on foreign exchange operations during the three months ended June 30, 2017. This change from a net gain to a net loss was due to the fact, that during the period from March 31, 2018 to June 30, 2018, the value of the Kazakhstani tenge decreased approximately 7% against the United States dollar. In accordance with US GAAP, we are required to revalue assets denominated in foreign currencies into our reporting currency, which is United States dollars. As a result of the increase in Kazakhstani tenge denominated financial assets we held during the three months ended June 30, 2018, coupled with the aforementioned reduction in value of the Kazakhstani tenge against the United States dollar, we realized an $815 loss on foreign exchange revaluations, a $699 loss on the on revaluation of corporate bonds issued by Freedom KZ indexed to the United States dollar, and a $603 loss on the revaluation of United States dollar denominated loans from JSC AsiaCreditBank received by Freedom KZ. These losses were only partially offset by a $204 gain on foreign exchange operations as the result of revaluation of United States dollar denominated securities held by Freedom KZ during the quarter ended June 30, 2018.

Expense

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017 (Recast)		Change
	Amount	%	Amount	%	Amount	%
Interest expense	$4,614	32%	$2,030	34%	$2,584	127%
Fee and commission expense	764	5%	289	5%	475	164%
Operating expense	9,111	63%	3,663	60%	5,448	149%
Other expense/(income) net	(54)	0%	45	1%	(99)	(220%)

Total expense	$14,435	100%	$6,027	100%	$8,408	140%

During the three months ended June 30, 2018 and 2017, we incurred total expenses of $14,435 and $6,027, respectively. Expenses during the three months ended June 30, 2018, increased as a result of our continued efforts to expand and grow our business.

Interest expense. During the three months ended June 30, 2018, we recognized total interest expense of $4,614, compared to total interest expense of $2,030 during the three months ended June 30, 2017. The increase in interest expense was primarily attributable to higher volumes of short-term financing attracted by means of securities repurchase agreements, totaling $2,485.

Fee and commission expense. During the three months ended June 30, 2018, we recognized fee and commission expense of $764, compared to fee and commission expense of $289 during the three months ended June 30, 2017. The increase was associated with higher commission fees paid to the Central Depository, stock exchanges and brokerage fees to other brokers of $406. The increases in fee and commission expense is primarily associated with expanded brokerage operations in Cyprus. We also started to work with payment systems, including Zolotaya Korona and Visa which resulted in a $56 increase in expenses.

Operating expense. During the three months ended June 30, 2018, operating expense totaled $9,111 compared to operating expenses of $3,663 for the three months ended June 30, 2017. The increase was primarily attributable to higher general and administrative expenses related to growth in our operations, including a $1,828 increase in payroll expenses, a $838 increase in equity compensation expense for equity awards made to employees, a $708 increase in rent expense, a $346 increase in office repair expenses, a $325 increase in advertising expenses, a $280 increase in office equipment expenses, a $272 increase in professional services fees, a $105 increase in depreciation and amortisation expenses, a $69 increase in utilities, and a $677 increase in expenses for communication services, trainings and conferences, business trip expenses, charity, IT services fees, insurance fees and expenses for taxes, other than income tax.

Income tax benefit

We recognized a net loss before income tax of $7,033 during the three months ended June 30, 2018, and net income before income tax $7,957 during the three months ended June 30, 2017. During the three months ended June 30, 2018, we realized an income tax benefit of $150, compared to an income tax benefit of $33 during the three months ended June 30, 2017. The change of the effective tax rates from (0.41%) during the three months ended June 30, 2017 to 2.13% during the three months ended June 30, 2018, was the result of changes in the composition of our revenues we realized from our trading activities and the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate.

Comprehensive income

The functional currencies of our operating subsidiaries are the Russian ruble, European euro, Ukrainian hryvnia, Uzbekistani som and the Kazakhstani tenge. Our reporting currency is the United States dollar. As a result of depreciation of the Russian ruble by 10% and the Kazakhstani tenge by 7% against the United States dollar during the periods covered in this report, we realized a foreign currency translation loss of $6,698 during the three months ended June 30, 2018, compared to a foreign currency translation loss of $2,169 during the three months ended June 30, 2017. As a result of the factors discussed above, coupled with the significant increase in our foreign currency translation loss, during the three months ended June 30, 2018, we realized a comprehensive loss of $13,559, compared to a comprehensive income of $5,762 during the three months ended June 30, 2017.

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

As of June 30, 2018, we had cash and cash equivalents of $45,057, compared to cash and cash equivalents of $65,731, as of March 31, 2018. At June 30, 2018, we had total current assets (less restricted cash) of $276,477 and total current liabilities of $196,995, resulting in working capital of $79,482. By comparison, at March 31, 2018, we had total current assets (less restricted cash) of $307,993 and total current liabilities of $212,648, resulting in working capital of $95,345. Current assets, current liabilities and working capital were all lower at June 30, 2018 compared to March 31, 2018 as a result of the factors described in the following paragraphs.

Currency fluctuations during the periods discussed above led to a 10% reduction in the value of the Russian ruble and a 7% reduction in the value of the Kazakhstani tenge against the US dollar. As a result, in accordance with US GAAP, balance sheet items denominated in Russian rubles and Kazakhstani tenge had to be revalued. This caused us to realize a $2,110 net loss on foreign exchange operations and a foreign currency translation loss of $6,698 during the three months ended June 30, 2018.

During the three months ended June 30, 2018, we experienced a shift in the composition of our debt obligations. Our obligations under direct repurchase agreements denominated in Kazakhstani tenge, which bore interest at an average rate of 11.74%, decreased by $40,203 from March 31, 2018 to June 30, 2018. During the same period, we issued $7,348 in Freedom KZ bonds denominated in Kazakhstani tenge and $2,360 in Freedom KZ bonds denominated in United States dollars. The bonds denominated in Kazakhtani tenge have a coupon rate of 11.5% and the bonds denominated in United States dollars have a coupon rate of 8%. We also received bank loans denominated in United States dollars of $1,889, which bear interest at 7% per annum and non-bank loans denominated in Kazakhstani tenge of $4,834 which bear interest at a rate of 3%. During the three months ended June 30, 2018, Mr. Turlov made capital contributions of $225.

As of June 30, 2018, the value of the trading securities held in our proprietary trading account totaled $184,350 compared to $212,595 at March 31, 2018. This reduction in trading securities was primarily attributable to the revaluations resulting from the weakening of the Russian ruble and Kazakhstani tenge against the United States dollar, and the net loss of trading securities we realized during the three months ended June 30, 2018, as described above in “Results of Operations”. As of June 30, 2018, $164,950 worth of trading securities held in our proprietary trading account were subject to securities repurchase obligations and pledge loans received compared to $209,088 at March 31, 2018. Of our $45,057 in cash and cash equivalents at June 30, 2018, $19,514 was subject to reverse repurchase agreements.

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

As of June 30, 2018, approximately $90,000 worth of our proprietary trading account was invested in the securities of a single company. Our position in this security is highly leveraged. We invested in this security based on our analysis that this company is significantly undervalued and presents a good investment opportunity. As of the date of this report, this position remains open. Based on the size of the position and the leveraging we have employed to maintain it, our liquidity, capitalization, projected return on investment and results of operations could be significantly negatively affected if our analysis of this investment opportunity and/or market conditions, including our ability to liquidate the position as needed, proves to be incorrect.

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

Cash Flows

The following table presents our cash flows for the three months ended June 30, 2018 and 2017:

	For the three months ended June 30, 2018	For the three months ended June 30, 2017 (Recast)

Net cash flows (used in)/from operating activities	$(29,016)	$8,795
Net cash flows used in investing activities	(2,203)	(1,913)
Net cash flows from financing activities	17,269	11,645
Effect of changes in foreign exchange rates on cash and cash equivalents	(3,884)	(1,753)

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$(17,834)	$16,774

Net cash used in operating activities during the three months ended June 30, 2018, was $29,016. By comparison, during the three months ended June 30, 2017 we realized net cash from operations of $8,795. This was primarily because of changes in operating assets and liabilities, including a $30,436 decrease in securities repurchase agreement obligations, a $15,710 increase in brokerage and other receivables and an $8,441 increase in loans issued. These changes were only partially offset by a $9,131 increase in customer liabilities, a $7,251 increase in trade payables, and a $6,089 decrease in trading securities.

             During the three months ended June 30, 2018, net cash used in investing activities was $2,203 compared to net cash used in investing activities of $1,913 during the three months ended June 30, 2017. Cash from investing activities during the three months ended June 30, 2018, was primarily used for the acquisition of Asyl in the amount of $2,240 and for purchases of fixed assets, net of sales, of $201, which was partially offset by cash received from the sale of available-for-sale securities, at fair value of $238. Cash used in investing activities during the three months ended June 30, 2017, was primarily used to purchase available-for-sale securities, at fair value of $3,069 and fixed assets of $457, which was partially was offset by cash received in connection with the acquisitions of Asyl and Nettrader in the amount of $1,368.

Net cash from financing activities during the quarter ended June 30, 2018, consisted principally of proceeds from loans received in the amount of $7,336, proceeds from issuance of debt securities of Freedom KZ in the amount of $9,708, capital contributions to the Company by Mr. Turlov in the amount of $225. By comparison, net cash flows from financing activities during the quarter ended June 30, 2017, consisted principally of capital contributions from Mr. Turlov in the amount of $8,164 and proceeds from issuance of debt securities of Freedom KZ and Asyl in the amount of $4,256, which was partially offset by repurchase of debt securities in the amount of $775.

Contractual Obligations and Contingencies

See Note 20 - Commitments and Contingent Liabilities for information regarding our significant contractual obligations and contingencies at June 30, 2018.

Off-Balance Sheet Financing Arrangements

As of June 30, 2018, we had no off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the 2013 framework of the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in timely alerting them to information required to be included in our periodic filings with the Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We believe there are no additions to the risk factors disclosed in our annual report on Form 10-K for the year ended March 31, 2018, filed with the Commission on June 29, 2018.

Item 5. Other Information

In connection with the upcoming Annual Meeting of Stockholders on September 20, 2018, on July 26, 2018, we filed with the Commission a definitive proxy statement on Schedule 14A disclosing the procedures whereby our shareholders may recommend nominees to our board of directors nominations. While the procedures remained largely unchanged, the following additional procedures have been added:

●
Shareholders are now required to submit recommendations to our Nominating and Corporate Governance Committee, rather than the independent members of our board of directors.
●
Recommendations must now include a minimum of two references who have either worked with the candidate, served on a board of directors or board of trustees with the candidate (or can otherwise provide relevant perspective on the candidate’s capabilities as a potential Board member).
●
The nominating committee may contact the stockholder making the nomination to discuss the qualifications of the candidate and the stockholder’s reasons for making the nomination. The nominating committee may then interview the candidate if it deems the candidate to be appropriate.
●
The nominating committee may also use the services of a third-party search firm to provide additional information about the candidate before making a recommendation to the board of directors.

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
101
The following Freedom Holding Corp, financial information for the periods ended June 30, 2018, formatted in XBRL (eXtensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements.
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

FREEDOM HOLDING CORP.

Date:	August 14, 2018	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date:	August 14, 2018	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer