Form 10-Q
period 2018-09-30
Freedom Holding Corp.
filed 2018-11-14
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to _________

Commission File Number 001-33034

FREEDOM HOLDING CORP.
(Exact name of registrant as specified in its charter)

Nevada	30-0233726
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

“Esentai Tower” BC, Floor 7 77/7 Al Farabi Ave Almaty, Kazakhstan	050040
(Address of principal executive offices)	(Zip Code)

(801) 355-2227
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit such file). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑

As of November 12, 2018, the registrant had 58,043,212 shares of common stock, par value $0.001, issued and outstanding.

FREEDOM HOLDING CORP.
FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION	Page

Item 1. Unaudited Condensed Consolidated Financial Statements	3

Condensed Consolidated Balance Sheets as of September 30, 2018 and March 31, 2018	3

Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss) for the Three and Six Months Ended September 30, 2018 and 2017	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2018 and 2017	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3. Qualitative and Quantitative Disclosures About Market Risk	48

Item 4. Controls and Procedures	48

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	48

Item 1A. Risk Factors	49

Item 6. Exhibits	49

Signatures	50

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	September 30, 2018	March 31, 2018*
		(Recast)
ASSETS
Cash and cash equivalents	$39,810	$65,731
Restricted cash	29,560	21,962
Trading securities	148,407	212,595
Available-for-sale securities, at fair value	2	240
Brokerage and other receivables, net	80,202	24,885
Loans issued	2,799	8,754
Deferred tax assets	843	772
Fixed assets, net	4,027	2,571
Intangible assets, net	4,306	5,531
Goodwill	2,982	3,288
Other assets, net	4,217	4,573

TOTAL ASSETS	$317,155	$350,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

Securities sold, not yet purchased - at fair value	$630	$1,135
Loans received	3,604	7,143
Debt securities issued	23,555	11,222
Customer liabilities	69,840	30,672
Trade payables	21,082	9,013
Deferred distribution payments	8,534	8,534
Securities repurchase agreement obligation	77,578	154,775
Current income tax liability	607	-
Other liabilities	1,864	1,376
TOTAL LIABILITIES	207,294	223,870

Commitments and Contingencies (Note 20)	-	-

STOCKHOLDERS’ EQUITY

Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 58,033,212 and 58,033,212 shares issued and outstanding as of September 30, 2018 and March 31, 2018, respectively	58	58
Additional paid in capital	99,850	100,180
Retained earnings	29,728	34,351
Accumulated other comprehensive loss	(19,775)	(7,557)
TOTAL STOCKHOLDERS’ EQUITY	109,861	127,032

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$317,155	$350,902

The accompanying notes are an integral part of these condensed consolidated financial statements.
* See Notes 2 and 3 for information regarding recast amounts and basis of financial statement presentation.

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME/(LOSS) (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	Three months ended September 30,		Six months ended September 30,
	2018	2017*	2018	2017*
Revenue:		(Recast)		(Recast)

Fee and commission income	$12,786	$2,015	$18,759	$5,072
Net gain on trading securities	4,317	32,385	1,028	39,516
Interest income	1,474	1,138	8,847	3,785
Net (loss) on derivatives	-	(670)	-	(180)
Net gain/(loss) on foreign exchange operations	(1,138)	956	(3,248)	1,615

TOTAL REVENUE, NET	17,439	35,824	25,386	49,808

Expense:
Interest expense	3,678	3,183	8,291	5,213
Fee and commission expense	968	503	1,733	792
Operating expense	10,044	3,782	19,155	7,446
Other expense/(income), net	405	(54)	351	(9)
Loss from disposal of subsidiary	15	-	15	-

TOTAL EXPENSE	15,110	7,414	29,545	13,442
NET INCOME/(LOSS) BEFORE INCOME TAX	2,329	28,410	(4,159)	36,366

Income tax expense	(614)	(998)	(464)	(965)

NET INCOME/(LOSS)	$1,715	$27,412	$(4,623)	$35,401

OTHER COMPREHENSIVE INCOME/(LOSS)
Change in unrealized gain on investments available-for-sale, net of tax effect	$-	$106	$-	$47
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	-	-	22	-
Foreign currency translation adjustments, net of tax effect	(5,523)	8,918	(12,240)	6,750

COMPREHENSIVE INCOME/(LOSS)	$(3,808)	$36,436	$(16,841)	$42,198

BASIC NET INCOME/(LOSS) PER COMMON SHARE (In US Dollars)	$0.03	$1.22	$(0.08)	$2.09
DILUTED NET INCOME/(LOSS) PER COMMON SHARE (In US Dollars)	$0.03	$1.22	$(0.08)	$2.09
Weighted average number of shares (basic)	58,033,212	22,536,534	58,033,212	16,951,994
Weighted average number of shares (diluted)	58,213,477	22,536,534	58,213,728	16,951,994

The accompanying notes are an integral part of these condensed consolidated financial statements.
* See Notes 2 and 3 for information regarding recast amounts and basis of financial statement presentation.

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the six months ended
	September 30, 2018	September 30, 2017*
		(Recast)
Cash Flows From Operating Activities
Net income/(loss)	$(4,623)	$35,401
Adjustments to reconcile net income/(loss) from operating activities:
Depreciation and amortization	819	639
Gain on sale of fixed assets	32	-
Change in deferred taxes	(173)	1,132
Stock compensation expense	1,686	-
Unrealized loss/(gain) on trading securities	16,017	(29,503)
Net gain on derivative	-	(490)
Net change in accrued interest	134	(120)
Changes in operating assets and liabilities:
Trading securities	24,380	(62,090)
Brokerage and other receivables	(53,928)	(5,034)
Loans issued	5,382	229
Other assets	(218)	(1,360)
Customer liabilities	41,284	11,033
Current income tax liability	607	(130)
Trade payables	12,237	-
Securities repurchase agreement obligation	(61,106)	71,584
Securities sold, not yet purchased	(419)	-
Other liabilities	667	126

Net cash flows (used in)/from operating activities	(17,222)	21,417

Cash Flows From Investing Activities
Purchase of fixed assets	(2,299)	(748)
Proceeds from sale of fixed assets	283	8
Proceeds from sale of intangible assets	-	4
Proceeds from sale/(purchase) of available-for-sale securities, at fair value	241	(5,490)
Consideration paid for Asyl	(2,240)	-
Cash received from acquisitions	-	1,368
Net cash flows used in investing activities	(4,015)	(4,858)
Cash Flows From Financing Activities
Proceeds from issuance of debt securities	17,077	16,674
Repurchase of debt securities	(2,794)	(9,955)
Proceeds from loans received	5,297	-
Repayment of loans	(8,352)	-
Capital contributions	225	8,464

Net cash flows from financing activities	11,453	15,183
Effect of changes in foreign exchange rates on cash and cash equivalents	(8,539)	(4,467)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(18,323)	27,275
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	87,693	35,365
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$69,370	$62,640

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the six months ended
	September 30, 2018	September 30, 2017*
		(Recast)
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,736	$5,537
Income tax paid	$416	$523

Non-cash investing and financing activities:

Assets received from acquisition of Asyl	$-	$4,666
Liabilities assumed from acquisition of Asyl	$-	$82
Assets received from acquisition of Nettrader	$-	$11,158
Liabilities assumed from acquisition of Nettrader	$-	$4,121

The accompanying notes are an integral part of these condensed consolidated financial statements.
* See Notes 2 and 3 for information regarding recast amounts and basis of financial statement presentation.

FREEDOM HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 1 - DESCRIPTION OF BUSINESS

Overview

Freedom Holding Corp. (the “Company” or “FRHC”) is a corporation organized in the United States under the laws of the State of Nevada that owns several operating subsidiaries that engage in a broad range of activities in the securities industry, including retail securities brokerage, research, investment counseling, securities trading, market making, corporate investment banking and underwriting services in Central Asia. The Company is headquartered in Almaty, Kazakhstan, with supporting administrative office locations in Russia, Cyprus and the United States. The Company has retail locations in Russia, Kazakhstan, Ukraine, Uzbekistan and Kyrgyzstan.

The Company owns directly, or through subsidiaries, the following companies: LLC Investment Company Freedom Finance, a Moscow, Russia-based securities broker-dealer (“Freedom RU”); FFIN Bank, a Moscow, Russia-based bank (“FFIN Bank”); JSC Freedom Finance, an Almaty, Kazakhstan-based securities broker-dealer (“Freedom KZ”); Freedom Finance Cyprus Limited (formerly known as FFINEU Investments Limited), a Limassol, Cyprus-based broker-dealer (“Freedom CY”); Freedom Finance Ukraine, a Kiev, Ukraine-based broker-dealer (“Freedom UA”); LLC Freedom Finance Uzbekistan, a Tashkent, Uzbekistan-based broker-dealer (“Freedom UZ”); and FFIN Securities, Inc., a Nevada corporation (“FFIN”).

The Company’s subsidiaries are members on the Kazakhstan Stock Exchange (KASE), the Astana International Exchange (AIX), Moscow Exchange (MOEX), Saint-Petersburg Exchange (SPB), the Ukrainian Exchange, and the Republican Stock Exchange of Tashkent (UZSE). Freedom CY serves to provide the Company’s clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S. and European securities markets, which under the regulatory regimes of many jurisdictions where the Company operates do not currently allow investors direct access to international securities markets.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2019.

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

The Company’s Condensed Consolidated Financial Statements present the consolidated accounts of FRHC, FFIN, Freedom RU, Freedom KZ, FFIN Bank, Freedom CY, Freedom UA, Freedom UZ and the financial results of LLC First Stock Store (“Freedom24”) up to the date of its disposal on September 30, 2018. All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements.

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

FREEDOM HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

All gains and losses on foreign currency contracts were realized during the three and six month periods ended September 30, 2018 and 2017, and are included in net loss on derivatives in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss).

Functional currency

Management has adopted ASC 830, Foreign Currency Translation Matters as it pertains to its foreign currency translation. The Company’s functional currencies are the Russian ruble, European euro, Ukrainian hryvnia, Uzbekistani som and Kazakhstani tenge, and its reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in Other Comprehensive Income.

For financial reporting purposes, foreign currencies are translated into United States dollars as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive loss”.

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

Listed shares and listed redeemable notes held by the Company that are traded in an active market are classified as AFS and are stated at fair value. The Company has investments in unlisted shares that are not traded in an active market but that are also classified as investments AFS and stated at fair value (because Company management considers that fair value can be reliably measured). Gains and losses arising from changes in fair value are recognized in other comprehensive income and accumulated in the Accumulated other comprehensive loss, with the exception of other-than-temporary impairment losses, interest calculated using the effective interest method, dividend income and foreign exchange gains and losses are recognized in the Condensed Consolidated Statements of Operations and Statements of other Comprehensive Income/(Loss). Where the investment is disposed of or is determined to be impaired, the cumulative gain or loss previously accumulated in the investments revaluation reserve is reclassified to profit or loss.

Trading securities

Financial assets are classified as trading securities if the financial asset has been acquired principally for the purpose of selling it in the near term.

Trading securities are stated at fair value, with any gains or losses arising on remeasurement recognized in revenue. Changes in fair value are recognized in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss) and included in net gain on trading securities. Interest earned, and dividend income are recognized in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss) and are included in interest income, according to the terms of the contract and when the right to receive the payment has been established.

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

FREEDOM HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Impairment of long lived assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the fair value from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. As of September 30, 2018 and March 31, 2018, the Company had not recorded any charges for impairment of long-lived assets.

Impairment of goodwill

As of September 30, 2018 and March 31, 2018, goodwill recorded in the Company’s Condensed Consolidated Balance Sheets totaled $2,982 and $3,288, respectively. The Company performs an impairment review at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. In its annual goodwill impairment test, the Company estimated the fair value of the reporting unit based on the income approach (also known as the discounted cash flow method) and determined the fair value of the Company’s goodwill exceeded the carrying amount of the Company’s goodwill.

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

FREEDOM HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The Company will include interest and penalties arising from the underpayment of income taxes in the provision for income taxes. As of September 30, 2018 and March 31, 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

On December 22, 2017, the U.S. bill commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted, which significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Tax Reform Act also provided for a one-time deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company may be subject to incremental U.S. tax on GILTI income beginning in 2018, depending upon expense allocations and the applicable U.S. foreign tax credit rules. The Company has presented the deferred tax impacts of GILTI tax in its consolidated financial statements for the three and six months ended September 30, 2018.

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

For public entities, ASU 2016-02, 2018-01, 2018-10 and 2018-11 are effective for fiscal years beginning after December 15, 2018, including interim periods therein, with early adoption permitted. ASU 2016-02 requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2018-11, adopted in July 2018, provides entities an optional transition method to apply the new guidance as of the adoption date, rather than as of the earliest period presented. In transition, entities may elect certain practical expedients when applying ASU 2016-02. These include a package of practical expedients that must be applied in its entirety to all leases commencing before the effective date, unless the lease is modified, to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. ASU 2016-02 also includes a practical expedient to use hindsight in making judgments when determining the lease term and any long-lived asset impairment. ASU 2018-01, adopted in January 2018, allows entities to elect a practical expedient that would exclude application of ASU 2016-02 to land easements that existed prior to its adoption, if they were not accounted for as leases under previous U.S. GAAP. ASU 2018-11 provides a lessor practical expedient for separating lease and non-lease components. We are currently evaluating the effect of the standards on our ongoing financial reporting.

FREEDOM HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. In March 2014, the Board issued a proposed FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, which the Board finalized on August 28, 2018. The disclosure framework project’s objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by generally accepted accounting principles (GAAP). The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this Update apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments in this Update on the accounting for implementation, setup, and other upfront costs (collectively referred to as implementation costs) apply to entities that are a customer in a hosting arrangement, as defined in the Master Glossary and as further amended by this Update, that is a service contract. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this Update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company does not expect this new guidance will have a material impact on its Consolidated Financial Statements.

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815), Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. Topic 815, Derivatives and Hedging, provides guidance on the risks associated with financial assets or liabilities that are permitted to be hedged and sustainability of benchmark interest rate used. The amendments in this Update apply to all entities that elect to apply hedge accounting to benchmark interest rate hedges under Topic 815. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not expect this new guidance to have a material impact on its Consolidated Financial Statements.

FREEDOM HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities. The amendments in this Update improve the accounting in applying the variable interest entity (VIE) guidance to private companies under common control and considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests, thereby improving general purpose financial reporting. The amendments for the private company accounting alternative apply to all entities except for public business entities, not-for-profit entities and employee benefit plans within the scope of Topics 960, 962, and 965 on plan accounting. For entities other than private companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact of the new guidance on its Consolidated Financial Statements.

NOTE 3 – REVISION OF FINANCIAL STATEMENT

When preparing the condensed consolidated financial statements as of September 30, 2018 and for the three and six months ended September 30, 2018, management determined that certain amounts included in the Company’s consolidated financial statements as of March 31, 2018 and condensed consolidated financial statements for the three and six months ended September 30, 2017 required revision, due to closing of the acquisition of Freedom RU on June 29, 2017, the acquisition of Freedom CY on November 1, 2017 and the closing of the mergers of Nettrader LLC (“Nettrader”) in May 2018 and Asyl Invest JSC (“Asyl”) in April 2018, which were deemed to be entities under common control with the Company.

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

The previously issued Consolidated Balance Sheet as of March 31, 2018, and Condensed Consolidated Statement of Operations and Statements of Other Comprehensive Income/(Loss) for the three and six months ended September 30, 2017 have been revised as follows:

FREEDOM HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	As of March 31, 2018
BALANCE SHEETS (RECAST)	As previously reported	Recast	As recasted

ASSETS

Cash and cash equivalents	$64,531	$1,200	$65,731
Restricted cash	13,671	8,291	21,962
Trading securities	212,319	276	212,595
Available-for-sale securities, at fair value	2	238	240
Brokerage and other receivables, net	21,109	3,776	24,885
Loans issued	8,754	-	8,754
Deferred tax assets	1,046	(274)	772
Fixed assets, net	2,362	209	2,571
Intangible assets, net	-	5,531	5,531
Goodwill	1,798	1,490	3,288
Other assets, net	4,494	79	4,573
TOTAL ASSETS	$330,086	$20,816	$350,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

Securities sold, not yet purchased - at fair value	$1,135	$-	$1,135
Loans received	7,143	-	7,143
Debt securities issued	10,840	382	11,222
Customer liabilities	21,855	8,817	30,672
Trade payables	8,998	15	9,013
Deferred distribution payments	8,534	-	8,534
Securities repurchase agreement obligation	154,775	-	154,775
Deferred income tax liabilities	387	(387)	-
Other liabilities	1,319	57	1,376
TOTAL LIABILITIES	214,986	8,884	223,870

STOCKHOLDERS’ EQUITY

Preferred stock	-	-	-
Common stock	58	-	58
Additional paid in capital	87,049	13,131	100,180
Retained earnings	35,387	(1,036)	34,351
Accumulated other comprehensive loss	(7,394)	(163)	(7,557)
TOTAL STOCKHOLDERS’ EQUITY	115,100	11,932	127,032

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$330,086	$20,816	$350,902

FREEDOM HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the three months ended September 30, 2017
STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (RECAST)	As previously reported	Recast	As recasted

Revenue:
Fee and commission income	$1,548	$467	$2,015
Net gain on trading securities	32,134	251	32,385
Interest income	1,005	133	1,138
Net (loss) on derivatives	(670)	-	(670)
Net gain on foreign exchange operations	934	22	956

TOTAL REVENUE, NET	34,951	873	35,824

Expense:
Interest expense	3,022	161	3,183
Fee and commission expense	437	66	503
Operating expense	2,918	864	3,782
Other (income), net	(44)	(10)	(54)

TOTAL EXPENSE	6,333	1,081	7,414

NET INCOME BEFORE INCOME TAX	28,618	(208)	28,410

Income tax expense	(1,018)	20	(998)

NET INCOME	$27,600	$(188)	$27,412

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	$-	$106	$106
Foreign currency translation adjustments, net of tax effect	(2,618)	11,536	8,918

COMPREHENSIVE INCOME	$24,982	$11,454	$36,436

FREEDOM HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the six months ended September 30, 2017
STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (RECAST)	As previously reported	Recast	As recasted

Revenue:
Fee and commission income	$4,403	$669	$5,072
Net gain on trading securities	39,143	373	39,516
Interest income	3,589	196	3,785
Net (loss) on derivatives	(180)	-	(180)
Net gain on foreign exchange operations	1,551	64	1,615

TOTAL REVENUE, NET	48,506	1,302	49,808

Expense:
Interest expense	5,009	204	5,213
Fee and commission expense	675	117	792
Operating expense	5,829	1,617	7,446
Other expense/(income), net	34	(43)	(9)

TOTAL EXPENSE	11,547	1,895	13,442

NET INCOME BEFORE INCOME TAX	36,959	(593)	36,366

Income tax expense	(987)	22	(965)

NET INCOME	$35,972	$(571)	$35,401

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	$-	$47	$47
Foreign currency translation adjustments, net of tax effect	(4,376)	11,126	6,750

COMPREHENSIVE INCOME	$31,596	$10,602	$42,198

NOTE 4 – CASH AND CASH EQUIVALENTS

	September 30, 2018	March 31, 2018 (Recast)

Securities purchased under reverse repurchase agreements	$13,142	$27,389
Current account with commercial banks	8,674	9,032
Petty cash in bank vault and on hand	7,944	2,712
Current accounts with brokers	3,942	22,749
Current account with Central Bank (Russia)	2,980	980
Accounts with stock exchange	1,329	214
Current account with Central Depository (Kazakhstan)	1,170	1,280
Current account with National Settlement Depository (Russia)	550	1,244
Current account in clearing organizations	79	131
Total cash and cash equivalents	$39,810	$65,731

FREEDOM HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

As of September 30, 2018 and March 31, 2018, cash and cash equivalents were not insured. As of September 30, 2018 and March 31, 2018, the cash and cash equivalents balance included collateralized securities received under reverse repurchase agreements on the terms presented below:

	September 30, 2018
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	13.54%	$4,463	$1,582	$6,045
Corporate debt	10.19%	5,284	1,400	6,684
Non-US sovereign debt	8.00%	413	-	413
Total		$10,160	$2,982	$13,142

	March 31, 2018 (Recast)
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	14.99%	$11,095	$15,572	$26,667
Corporate debt	14.96%	521	201	722

Total		$11,616	$15,773	$27,389

The securities received by the Company as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Company under reverse repurchase agreements as of September 30, 2018 and March 31, 2018, is $15,556 and $28,311, respectively. For additional information please see Note 10 – Securities sold, not yet purchased – at fair value.

NOTE 5 – RESTRICTED CASH

As of September 30, 2018 and March 31, 2018, the Company’s restricted cash consisted of deferred distribution payments, cash segregated in a special custody account for the exclusive benefit of our brokerage customers and required reserves with the Central Bank of the Russian Federation which represents cash on hand balance requirements. The deferred distribution payment amount is the reserve held for distribution to shareholders who have not yet claimed their distributions from the 2011 sale of the Company’s oil and gas exploration and production operations of $8,534. This distribution is currently payable, subject to the entitled shareholders completing and submitting to the Company the necessary documentation to claim his, her or its distribution payments. The Company has no control over when, or if, any entitled shareholder will submit the necessary documentation to claim his, her, or its distribution payment.

FREEDOM HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Restricted cash consisted of:

	September 30, 2018	March 31, 2018 (Recast)

Brokerage customers’ cash	$20,165	$12,963
Deferred distribution payments	8,534	8,534
Guaranty deposits	576	350
Reserve with Central Bank of Russia	285	115
Total restricted cash	$29,560	$21,962

NOTE 6 – TRADING SECURITIES

As of September 30, 2018, and March 31, 2018, trading securities consisted of:

	September 30, 2018	March 31, 2018 (Recast)

Equity securities	$109,552	$177,339
Debt securities	38,610	34,986
Mutual investment funds	245	270
Total trading securities	$148,407	$212,595

The following tables present trading securities assets in the condensed consolidated financial statements at fair value on a recurring basis as of September 30, 2018 and March 31, 2018:

		Fair Value Measurements at
		September 30, 2018 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant unobservable units
	September 30, 2018	(Level 1)	(Level 2)	(Level 3)

Equity securities	$109,552	$109,552	$-	$-
Debt securities	38,610	38,610	-	-
Mutual investment funds	245	245	-	-
Total trading securities	$148,407	$148,407	$-	$-

FREEDOM HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

		Fair Value Measurements at
		March 31, 2018 (Recast) using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant unobservable units
	March 31, 2018 (Recast)	(Level 1)	(Level 2)	(Level 3)

Equity securities	$177,339	$177,339	$-	$-
Debt securities	34,986	34,986	-	-
Mutual investment funds	270	270	-	-
Total trading securities	$212,595	$212,595	$-	$-

NOTE 7 – BROKERAGE AND OTHER RECEIVABLES

	September 30, 2018	March 31, 2018 (Recast)
Margin lending receivables	$37,051	$17,276
Receivable from sale of securities	35,904	6,061
Receivables from brokerage clients	6,614	738
Receivable for underwriting market-making services	590	79
Bank commissions receivable	6	1,016
Bonds coupon receivable	-	119
Other receivables	498	20

Allowance for receivables	(461)	(424)

Total brokerage and other receivables, net	$80,202	$24,885

As of September 30, 2018 and March 31, 2018, using historical and statistical data, the Company recorded an allowance expense for brokerage receivables in the amount of $461 and $424, respectively.

NOTE 8 – LOANS ISSUED

Loans issued as of September 30, 2018, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Collateralized brokerage loans	$1,835	Jan. 2019 – Feb. 2019	3.58%	$3,126	USD
Uncollateralized brokerage loan	396	Dec. 2018	3.00%	-	KZT
Uncollateralized brokerage loan	20	Dec. 2018	7.00%	-	RUB
Bank customer loans	548	Nov. 2018 – Feb. 2028	12.98%	-	RUB
	$2,799

FREEDOM HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Loans issued as of March 31, 2018, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Collateralized brokerage loans	$5,371	Jan. 2019 – Feb. 2019	3.00%	$6,992	USD
Uncollateralized brokerage loan	2,832	Jan. 2019 – Mar. 2019	0.00%	-	KZT
Bank customer loans	551	Nov. 2018 – Feb. 2028	12.32%	-	RUB
	$8,754

NOTE 9 – DEFERRED TAX ASSETS

The Company is subject to taxation in the Russian Federation, Kazakhstan, Kyrgyzstan, Cyprus, Ukraine, Uzbekistan and the United States of America.

The tax rates used for deferred tax assets and liabilities for the six months ended September 30, 2018 and 2017, is 25% and 37.3%, respectively for the US, 20% for the Russian Federation, Kazakhstan, Kyrgyzstan, Ukraine and Uzbekistan and 12.5% for Cyprus.

Deferred tax assets and liabilities of the Company are comprised of the following:

	September 30, 2018	March 31, 2018 (Recast)

Deferred tax assets:
Tax losses carryforward	$2,912	$3,050
GILTI losses	229	-
Accrued liabilities	38	49
Revaluation on trading securities	115	88
Stock compensation expenses	1,034	405
Valuation allowance	(3,412)	(2,433)
Deferred tax assets	916	1,159

Deferred tax liabilities:
Revaluation on trading securities	73	387

Deferred tax liabilities
	73	387
Net deferred tax assets	$843	$772

During the six months ended September 30, 2018 and 2017, the effective tax rate was equal to (11.16%) and 2.65%, respectively. The change in effective tax rate was primarily due to changes in the composition of Freedom KZ revenues we realized from our trading activity and the tax treatment of those revenues in Kazakhstan, and due to unrecognized tax loss carryforwards on FRHC in the amount of $228. During the six months ended September 30, 2017, the effective tax rate was primarily impacted due to non-taxable gains on trading securities in Freedom KZ in the amount of $35,096.

FREEDOM HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

During the six-month period ended September 30, 2018, the Company realized net loss before income tax of $4,159, primarily from operating expenses of Freedom KZ, Freedom RU and FRHC that have unrecognized tax losses carryforward. These losses were offset by revenue from commission income of Freedom CY in the amount of $7,663, taxable in Cyprus at a tax rate of 12.5%. This resulted in the Company realizing an income tax expense during the six months ended September 30, 2018 of $464. During the six-month period ended September 30, 2017, the Company realized net income before income tax of $36,366, primarily from non-taxable revenues generated from Freedom KZ’s trading operations and from utilizing tax loss carryforwards of $628.

During the three months ended September 30, 2018 and 2017, the effective tax rate was equal to 26.36% and 3.51%, respectively. The increase in effective tax rate was primarily due to changes in the composition of Freedom KZ revenues we realized from our trading activity and the tax treatment of those revenues in Kazakhstan, and due to unrecognized tax loss carryforwards on FRHC in the amount of $228. During the three months ended September 30, 2017 due to non-taxable gains on trading securities in Freedom KZ in the amount of $27,301.

During the three-month period ended September 30, 2018, the Company realized net gain before income tax of $2,329, primarily from earned revenue from commission income of Freedom CY in the amount of $5,984, taxable in Cyprus at a tax rate of 12.5%. These losses were offset by operating expenses of Freedom KZ, Freedom RU and FRHC that have unrecognized tax losses carryforward. This resulted in the Company realizing an income tax expense during the three months ended September 30, 2018 of $614. During the three months period ended September 30, 2017, the Company realized net income before income tax of $28,410, primarily from non-taxable revenues generated from Freedom KZ’s trading operations and from utilizing tax loss carryforwards of $291.

NOTE 10 – SECURITIES SOLD, NOT YET PURCHASED – AT FAIR VALUE

As of September 30, 2018, and March 31, 2018, the Company’s securities sold, not yet purchased – at fair value was $630 and $1,135, respectively.

During the three and six months ended September 30, 2018, the Company sold shares received as a pledge under reverse repurchase agreements and recognized financial liabilities at fair value in the amount of $734 and $7,730, respectively, and partially closed short positions in the amount of $1,824 and $7,040, respectively, by purchasing securities from third parties, reducing its financial liability. During the three and six months ended September 30, 2018, the Company recognized a loss on the change in fair value of financial liabilities at fair value in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss) in the amount of $7 and a gain of $949, respectively, with foreign exchange translation gains of $43 and $246, respectively.

A short sale involves the sale of a security that is not owned by the seller in the expectation of the seller purchasing the same security (or a security exchangeable) at a later date at a lower price. A short sale involves the risk of a theoretically unlimited increase in the market price of the security that would result in a theoretically unlimited loss.

FREEDOM HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 11 – DERIVATIVE LIABILITY

On December 28, 2016, Freedom RU entered into a derivative instrument agreement with a related party that included a call option feature for the purchase of shares held by Freedom RU. This call option was classified as a derivative liability in the Consolidated Balance Sheets and measured at each reporting period using the Black-Scholes Model. The gain associated with this derivative instrument is recognized as a gain on derivative instrument in the condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income. In exchange for a $2,629 premium paid upfront, this derivative instrument granted the holder the right to purchase 11.8 million shares of a top rated Russian commercial bank – Sberbank, on June14, 2017, at a strike price $3.10 per share.

The Company recorded a derivative liability of $495 as of March 31, 2017, as a result of the fair value of the call option. On June 14, 2017, the derivative instrument expired, unexercised by the option holder, and the Company recognized a gain on the derivative instrument of $490.

NOTE 12 – LOANS RECEIVED

Borrower	Lender	September 30, 2018	March 31, 2018 (Recast)	Interest rate	Term	Maturity date
Freedom Holding Corp.	Non-Bank	$3,511	$-	3%	3 month	12/31/2018
Freedom Finance Cyprus Limited	Non-Bank	93	99	1%	1 year	12/11/2018
JSC Freedom Finance	Bank	-	7,044	7%	1 year	2/5/2019
Total		$3,604	$7,143

As of March 31, 2018, the Company had received United States dollar denominated loans from JSC AsiaCredit Bank in the total amount of $7,031, under a credit line agreement with $9,000 in total available for withdrawal. During six months ended September 30, 2018, the Company fully repaid the loan from JSC AsiaCredit Bank. Non-bank loans received are unsecured. As of September 30, 2018 and March 31, 2018, accrued interest on the loans totaled $33 and $16, respectively.

FREEDOM HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 13 – DEBT SECURITIES ISSUED

	September 30, 2018	March 31, 2018 (Recast)
Debt securities issued denominated in USD	$14,854	$7,006
Debt securities issued denominated in KZT	8,263	4,025
Accrued interest	438	191

Total	$23,555	$11,222

As of September 30, 2018, and March 31, 2018, Freedom KZ had issued bonds under Kazakhstan law in the amount of $23,555 and $11,222 respectively. As of September 30, 2018, these bonds had fixed annual coupon rates ranging from 8% to 11.5% and maturity dates ranging from January 2019 to May 2021. As of March 31, 2018, debt securities issued included Asyl bonds in the amount of $3,015 with an 8% fixed annual coupon rate and a maturity date of August 2018. The Asyl bonds were fully redeemed in April 2018.

Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs. Debt securities issued as of September 30, 2018 and March 31, 2018 included $438 and $191 accrued interest, respectively. The Freedom KZ bonds are actively traded on Kazakhstan Stock Exchange.

NOTE 14 – CUSTOMER LIABILITIES

The Company recognizes customer liabilities associated with funds held by our brokerage and bank customers. Customer liabilities consist of:

	September 30, 2018	March 31, 2018 (Recast)

Banking customers	$39,072	$9,305
Brokerage customers	30,768	21,367
Total	$69,840	$30,672

FREEDOM HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 15 – SECURITIES REPURCHASE AGREEMENT OBLIGATIONS

As of September 30, 2018, and March 31, 2018, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	September 30, 2018
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Over 90 days	Total
Securities sold under repurchase agreements
Corporate equity	12.22%	$64,877	$2,956	$-	$67,833
Corporate debt	10.66%	4,513	-	-	4,513
Non-US sovereign debt	8.68%	5,232	-	-	5,232
Total securities sold under repurchase agreements		$74,622	$2,956	$-	$77,578

	March 31, 2018 (Recast)
	Interest rate and remaining contractual maturity of the agreements
	Average interest rate	Overnight and continuous	Up to 30 days	30-90 days	Total

Securities sold under repurchase agreements
Corporate equity	12.04%	$109,821	$8,961	$7,148	$125,930
Corporate debt	10.64%	24,257	2,023	-	26,280
Non-US sovereign debt	8.54%	2,565	-	-	2,565
Total securities sold under repurchase agreements		$136,643	$10,984	$7,148	$154,775

The fair value of collateral pledged under repurchase agreements as of September 30, 2018 and March 31, 2018, was $109,407 and $203,140, respectively.

Securities pledged as collateral by the Company under repurchase agreements are liquid trading securities with market quotes and significant trading volume.

NOTE 16 – RELATED PARTY TRANSACTIONS

On December 28, 2016, Freedom RU entered into a derivative instrument agreement with a related party which included a call option feature. The gain or loss associated with this agreement is recognized as gain on a derivative instrument in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss). The Company recorded a derivative liability of $495 as of March 31, 2017. On June 14, 2017, the derivative instrument expired unexercised by the holder, and the Company recognized a gain on the derivative instrument of $490 for the six months ended September 30, 2017.

FREEDOM HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

During the three months ended September 30, 2018 and 2017, the Company earned commission income from related parties in the amounts of $11,183 and $1,049, respectively. During the six months ended September 30, 2018 and 2017, the Company earned commission income from related parties in the amounts of $15,622 and $1,711, respectively. Commission income earned from related parties is comprised primarily of brokerage commissions and agency fees for referrals of new brokerage clients to other brokers and commissions for money transfers by brokerage clients.

As of September 30, 2018 and March 31, 2018, the Company had bank commission receivables and receivable from brokerage clients from related parties totaling $5,553 and $1,055, respectively. Brokerage and other receivables from related parties result principally from commissions receivable on the brokerage operations of related parties.

As of September 30, 2018 and March 31, 2018, the Company had brokerage accounts with related parties totaling $2,700 and $17,795, respectively.

As of September 30, 2018, and March 31, 2018, the Company had loans issued to related parties totaling $66 and $1,748, respectively.

As of September 30, 2018, and March 31, 2018, the Company had margin lending receivables with related parties totaling $18,524 and $8,748, respectively.

As of September 30, 2018, and March 31, 2018, the Company had advances received for the sale of fixed assets from a related party totaling $0 and $288, respectively.

As of September 30, 2018, and March 31, 2018, the Company had margin lending payables due to related parties, totaling $0 and $81, respectively.

As of September 30, 2018, and March 31, 2018, the Company had loans received from a related party totaling $998 and $99, respectively.

As of September 30, 2018, and March 31, 2018, the Company had securities sold, but not yet purchased from a related party totaling $293 and $0, respectively.

As of September 30, 2018, and March 31, 2018, the Company had accounts payable from a related party totaling $946 and $0, respectively.

As of September 30, 2018, and March 31, 2018, the Company had customer liabilities on brokerage accounts and bank accounts of related parties totaling $20,165 and $3,402, respectively. As of September 30, 2018, and March 31, 2018, the Company had restricted customer cash on brokerage accounts of related parties totaling $7,867 and $2,004, respectively.

NOTE 17 – STOCKHOLDERS’ EQUITY

During the six months ended September 30, 2018 and 2017, Mr. Turlov made capital contributions of $225 and $8,464 to FRHC, respectively. At the time such contributions were made, Mr. Turlov was the Chief Executive Officer, Chairman of the board, and majority shareholder of the Company.

FREEDOM HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

On October 6, 2017, the Company awarded restricted stock grants totaling 3,900,000 shares of its common stock to 16 employees and awarded nonqualified stock options to purchase an aggregate of 360,000 shares of its common stock to two employees. Of the 3,900,000 shares awarded pursuant to the restricted stock grant awards, 1,200,000 shares are subject to two-year vesting conditions and 2,700,000 shares are subject to three-year vesting conditions. All of the nonqualified stock options are subject to three-year vesting conditions. The Company recorded stock based compensation expense for restricted stock grants and stock options in the amount of $847 and $1,686 during the three and six months ended September 30, 2018, respectively.

NOTE 18 – STOCK BASED COMPENSATION

As disclosed in Note 17, on October 6, 2017, the Company issued restricted stock awards totaling 3,900,000 shares of its common stock to 16 employees and awarded nonqualified stock options to purchase an aggregate of 360,000 shares of its common stock at a strike price $1.98 per share to two employees. Shares of restricted stock have the same dividend and voting rights as common stock while options do not. All awards were issued at the fair value of the underlying shares at the grant date.

During the year ended March 31, 2018, stock options covering a total of 360,000 shares of common stock were granted. No options were granted during the three and six month periods ended September 30, 2018. Total compensation expense related to options granted was $54 for the three months ended September 30, 2018 and $0 for the three months ended September 30, 2017. Total compensation expense related to options granted for the six months periods ended September 30, 2018 and 2017 was $108 and $0, respectively. As of September 30, 2018, there was total remaining compensation expense of $435 related to stock options, which will be recorded over a weighted average period of approximately 2.02 years. No options were exercisable or exercised during the three and six month periods ended September 30, 2018 and 2017.

The Company has determined fair value of stock options using the Black-Scholes option valuation model based on the following key assumptions:

Vesting period (years)	3
Volatility	165.33%
Risk-free rate	1.66%

During the year ended March 31, 2018, a total of 3,900,000 shares of common stock were awarded. During the three and six months ended September 30, 2018 and 2017, no shares of common stock were awarded. The compensation expense related to restricted stock grants was $793 during the three months ended September 30, 2018, and $0 during the three ended September 30, 2017.Total compensation expense related to restricted stock grants was $1,578 and $0 during the six months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was $5,091 of total unrecognized compensation cost related to nonvested shares of common stock granted. The cost is expected to be recognized over a weighted average period of 1.71 years.

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

The following is a summary of stock option activity for the six months ended September 30, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, March 31, 2018	360,000	$1.98	9.52	$1,753
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled/expired	-	-	-	-
Outstanding, at September 30, 2018	360,000	$1.98	9.02	$2,329
Exercisable at September 30, 2018	-	$-	-	$-

The table below summarizes the activity for the Company's restricted stock outstanding during the six months ended September 30, 2018:

	Shares	Weighted Average Fair Value
Outstanding, March 31, 2018	3,900,000	$8,190
Granted	-	-
Vested	-	-
Forfeited/cancelled/expired	-	-
Outstanding, at September 30, 2018	3,900,000	$8,190

FREEDOM HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 19 – ACQUISITIONS AND DISPOSAL OF SUBSIDIARY

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

When preparing the condensed consolidated financial statements for the three and six months ended September 30, 2018, management determined that certain amounts included in the Company’s consolidated financial statements as of March 31, 2018 and for the three and six months ended September 30, 2017, required revision, due to closing of the completion of merger of Asyl in April 2018, which was deemed to be an entity under common control with the Company since April 28, 2017.

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

When preparing the condensed consolidated financial statements for the three and six months ended September 30, 2018, management determined that certain amounts included in the Company’s consolidated financial statements as of March 31, 2018 and for the three and six months ended September 30, 2017, required revision, due to closing of the completion of merger of Nettrader in May 2018, which was deemed to be an entity under common control with the Company since May 18, 2017.

Disposal of First Stock Store

During the three months ended September 30, 2018 the Company fully disposed of its subsidiary LLC First Stock Store. LLC First Stock Store provided online securities marketplace in Russia through a project called Freedom24. LLC First Stock Store was disposed of for $7, with net assets as of the date of disposal of $22. The difference was recognized as loss on disposal of subsidiary in the amount of $15. Prior to the disposal, Freedom24 and its employees were transferred to Freedom RU.

FREEDOM HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 20 – COMMITMENTS AND CONTINGENT LIABILITIES

The table below shows approximate lease commitments and other contingent liabilities of the Company as of September 30, 2018:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Office Leases(1)	$8,524	$4,639	$3,885	$-	$-
Total Operating Leases	$8,524	$4,639	$3,885	$-	$-

(1)
The Company has number of lease agreements for office spaces in different locations. In general, all agreements are made for a one-year period with extension or termination provisions, except three lease agreements with longer lease terms.

The Company’s rent expense for office space was $1,198 and $441 for the three months ended September 30, 2018 and 2017, respectively. The Company’s rent expense for office space was $2,218 and $818 for the six months ended September 30, 2018 and 2017, respectively.

NOTE 21 – SUBSEQUENT EVENTS

The Company evaluated all material events and transactions that occurred after September 30, 2018 through November 13, 2018. During this period the Company did not have any additional material recognizable subsequent events.

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

●
our CEO and Chairman owns the controlling interest in our common stock and therefore has the ability to direct our business with his reasonable business judgment without approval of other shareholders;

●
our capacity to comply with the extensive, pervasive and ever evolving regulatory and oversight requirements in the various jurisdictions where our subsidiaries operate, the failure of which could prevent us from conducting our business in such jurisdictions;

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

You should not rely on forward-looking statements as predictions of future events. While we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes any responsibility for the accuracy and completeness of these statements or undertakes any obligation to revise these forward-looking statements to reflect events and circumstances after the date of this report or to reflect the occurrence of unanticipated events.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the fiscal periods ended September 30, 2018 and 2017.

Overview

We own several operating subsidiaries that conduct full-service retail securities brokerage, investment counseling, securities trading, investment banking and underwriting services in Central Asia. We are headquartered in Almaty, Kazakhstan, with supporting administrative offices in Russia, Cyprus and the United States.

Our companies are members of the Kazakhstan Stock Exchange (KASE), the Astana International Exchange (AIX), the Moscow Stock Exchange (MOEX), the Saint-Petersburg Stock Exchange (SPB), the Ukrainian Exchange, and the Republican Stock Exchange of Tashkent (UZSE). We operate a brokerage office in Cyprus that serves to provide our clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S. and European securities markets, which under the regulatory regimes of many jurisdictions where we operate do not currently allow investors direct access to international securities markets.

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

Executive Summary

Customer Base

We serviced more than 100,000 client accounts, more than 35% of which carried positive cash or asset account balances during the six months ended September 30, 2018. Our total client transaction volume for the six months ended September 30, 2018 exceeded $18 billion.

We continue our efforts to expand our market reach, increase our client base and provide our clientele the convenience of a state-of-the-art proprietary electronic trading platform. We currently have 49 retail brokerage and financial services offices located across Kazakhstan (16), Kyrgyzstan (1), Russia (30), Uzbekistan (1) and Ukraine (1) that provide a full array of financial services, investment consulting and education.

OTCQX

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

Financing Activities

During six months ended September 30, 2018, we placed United States dollar and Kazakhstani tenge denominated bonds of Freedom KZ in Kazakhstan in the amount of approximately $14.3 million. These bonds have fixed annual coupon rates of 8.00% or 11.5% and maturity dates ranging from January 2019 to May 2021.

Financial Results

During the three and six month periods ended September 30, 2018, we realized net income of approximately $1.7 million and basic and diluted earnings per share of $0.03, and a net loss of approximately $4.6 million and basic and diluted loss per share of approximately $0.08, respectively. As a result of the weakening of our functional currencies against our report currency, and the resulting foreign currency translation adjustment, net of tax, we realized a comprehensive losses of approximately $3.8 million and $16.8 million, respectively during the three and six months ended September 30, 2018.

All dollar amounts reflected under the headings “Results of Operations,” “Liquidity and Capital Resources,” and “Cash Flows” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands of U.S. dollars unless the context indicates otherwise.

Results of Operations

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

The following quarter-to-quarter comparison of our financial results is not necessarily indicative of future results.

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017 (Recast)
	Amount	%*	Amount	%*
Revenues:
Fee and commission income	$12,786	74%	$2,015	6%
Net gain on trading securities	4,317	25%	32,385	90%
Interest income	1,474	8%	1,138	3%
Net loss on derivatives	-	0%	(670)	(2%)
Net gain/(loss) on foreign exchange operations	(1,138)	(7%)	956	3%
Total revenue, net	17,439	100%	35,824	100%

Expenses:
Interest expense	3,678	21%	3,183	9%
Fee and commission expense	968	6%	503	1%
Operating expense	10,044	58%	3,782	11%
Other expense/(income), net	405	3%	(54)	0%
Net loss from disposal of subsidiary	15	0%	-	0%
Total expense	15,110	88%	7,414	21%

Net income before income taxes	2,329	13%	28,410	79%
Income tax expense	(614)	(4%)	(998)	(3%)
Net income	$1,715	$9%	$27,412	$76%

Other comprehensive income/(loss)
Changes in unrealized gain on investments available-for-sale	$-	0%	$106	0%
Foreign currency translation adjustments, net of tax	(5,523)	(32%)	8,918	25%
Comprehensive income/(loss)	$(3,808)	(21%)	$36,436	101%

* Reflects percentage of total revenues, net.

Revenue

We derive revenue primarily from gains realized from fee and commission income earned from our retail brokerage clients, fees and commission from investment banking services, our proprietary trading activities, and interest income.

	Three Months Ended September 30, 2018		Three Months Ended September 30 2017 (Recast)		Change
	Amount	%	Amount	%	Amount	%
Fee and commission income	$12,786	74%	$2,015	6%	$10,771	535%
Net gain on trading securities	4,317	25%	32,385	90%	(28,068)	(87%)
Interest income	1,474	8%	1,138	3%	336	30%
Net loss on derivatives	-	0%	(670)	(2%)	670	(100%)
Net gain/ (loss) on foreign exchange operations	(1,138)	(7%)	956	3%	(2,094)	(219%)
Total revenue, net	$17,439	100%	$35,824	100%	$(18,385)	(51%)

During the three months ended September 30, 2018 and 2017, we realized total net revenue of $17,439 and $35,824, respectively. Revenue during the three months ended September 30, 2018, was significantly lower than the three months ended September 30, 2017, primarily due to realizing less gains on trading securities and realizing losses on foreign exchange operations during the period ended September 30, 2018, compared to net gains during the period ended September 30, 2017. The losses were only partially offset by significant increases in fee and commission income and interest income during the three months ended September 30, 2018.

Fee and commission income. During the three months ended September 30, 2018, fees and commissions generated from brokerage and related banking services totaled $11,306 and $1,480, respectively. This $10,771 increase in fees and commissions resulted primarily from the growth of our customer base, increased client transaction volume, and greater demand for the other services we offer. Fees and commissions for brokerage services consisted principally of broker fees from customer trading, underwriting and market making services and agency fees. During the three months ended September 30, 2018, brokerage fees and commissions increased $9,703 as a result of increased client transaction volume. During the three months ended September 30, 2018, fees for bank services consist primarily of wire transfer fees, commissions for payment processing and commissions for currency exchange operations. The $949 increase in fees and commission from banking services during the three months ended September 30, 2018, compared to the same period 2017 is attributable to the fact that we continue to grow our brokerage-related banking operations and opening new locations.

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

During the three months ended September 30, 2018, we recognized a net gain on trading securities of $4,317, which included $12,634 of realized net gain and $8,317 of unrealized net loss compared to a net gain of $32,385 on trading securities for three months ended September 30, 2017, which included $5,151 of realized net gain and $27,234 of unrealized net gain.

 The primary contributing factor to our net gain on trading securities during the three months ended September 30, 2018, was an increase in the share price of JSC Kcell - Kazakhstan’s largest cellular service provider, resulting in an unrealized net gain in amount of $3,335 and realized net gain in the amount of $6,590, which included $1,288 of realized net gain for the three months ended September 30, 2018 and $5,302 of realized net gain recognized in previous periods. During the three months ended September 30, 2018 we recognized a net gain on trading securities of JSC Kazakhtelecom in the amount of $5,828, which included $126 of realized net loss for the three months ended September 30, 2018 and $5,954 of realized net gain recognized in previous periods. Our net gain on trading securities was partially offset by unrealized loss on the revaluation of securities due to a decrease in share price of JSC Kazakhtelecom – Kazakhstan’s largest telecommunications company in the amount of $788.

Interest income. During the three months ended September 30, 2018 and 2017, we recorded interest income from several sources including, interest income on trading securities and interest income on cash and cash equivalents held in financial institutions, reverse repurchase transactions and amounts due from banks. Interest income on trading securities consisted of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading accounts. During the three months ended September 30, 2018, we realized interest income of $1,474 compared to $1,138 for the three months ended September 30, 2017. The increase in interest income of $336 was primarily due to an increase in interest income on trading securities in the amount of $332.

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

In connection with the transaction described in the preceding paragraph, we recorded a derivative liability of $495 as of March 31, 2017. On June 14, 2017, the derivative instrument expired unexercised by the option holder, and we recognized a gain on the derivative instrument of $490. We engaged in no similar transactions during the three months ended September 30, 2018.

Net gain/(loss) on foreign exchange operations.  During the three months ended September 30, 2018, we realized a net loss on foreign exchange operations of $1,138 compared to a $956 net gain on foreign exchange operations during the three months ended September 30, 2017. This change from a net gain to a net loss was due to the fact that during the period from June 30, 2018 to September 30, 2018, the value of the Kazakhstani tenge decreased approximately 6% against the United States dollar. In addition, there were two main factors that contributed to this net loss on foreign exchange operations. The first was revaluation of corporate bonds issued by Freedom KZ indexed to the United States dollar which contributed $800 to net loss. The second factor was a $603 loss realized from revaluation of the United States dollar denominated loans from JSC AsiaCreditBank received by Freedom KZ.

Expense

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017 (Recast)		Change
	Amount	%	Amount	%	Amount	%
Interest expense	$3,678	24%	$3,183	43%	$495	16%
Fee and commission expense	968	6%	503	7%	465	92%
Operating expense	10,044	66%	3,782	51%	6,262	166%
Other expense/(income) net	405	3%	(54)	(1%)	459	(850%)
Loss from disposal of subsidiary	15	1%	-	-	15	0%
Total expense	$15,110	100%	$7,414	100%	$7,696	104%

During the three months ended September 30, 2018 and 2017, we incurred total expenses of $15,110 and $7,414, respectively. Expenses during the three months ended September 30, 2018, increased as a result of our continued efforts to expand and grow our business.

Interest expense. During the three months ended September 30, 2018, we recognized total interest expense of $3,678, compared to $3,183 during the three months ended September 30, 2017. The increase in interest expense was primarily attributable to higher volumes of short-term financing attracted by means of securities repurchase agreements totaling $180 and a $261 increase in interest expenses for customer deposits received.

Fee and commission expense. During the three months ended September 30, 2018, we recognized fee and commission expense of $968 compared to fee and commission expense of $503 during the three months ended September 30, 2017. The increase was associated with higher commission fees paid to the Central Depository, stock exchanges and brokerage fees to other brokers of $501 and for bank services in the amount of $254. The increases in fee and commission expense is primarily associated with expanded brokerage operations in Cyprus.

Operating expense. During the three months ended September 30, 2018, operating expense totaled $10,044 compared to operating expenses of $3,782 for the three months ended September 30, 2017. The increase was primarily attributable to higher general and administrative expenses related to growth in our operations, including a $2,166 increase in payroll expenses, a $1,107 increase in advertising expenses, a $847 increase in equity compensation expense for equity awards made to employees, a $757 increase in rent expense, a $427 increase in office repair expenses and a $94 increase in expenses for communication services, trainings and conferences, business trip expenses, charity.

Income tax benefit

We recognized net income before income tax of $2,329 during the three months ended September 30, 2018, and net income before income tax of $28,410 during the three months ended September 30, 2017, respectively. During the three months ended September 30, 2018, we realized an income tax expense of $614 compared to an income tax expense of $998 during the three months ended September 30, 2017. The change of the effective tax rates from 4% during the three months ended September 30, 2017 to 26% during the three months ended September 30, 2018, was the result of changes in the composition of the revenues we realized from our operating activities and the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate.

Comprehensive income

The functional currencies of our operating subsidiaries are the Russian ruble, European euro, Ukrainian hryvnia, Uzbekistani sum and the Kazakhstani tenge. Our reporting currency is the United States dollar. Pursuant to US GAAP we are required to revalue our assets from our functional currencies to our reporting currency for financial reporting purposes. As a result of depreciation of the Russian ruble by 5% and the Kazakhstani tenge by 6% against the United States dollar we realized a foreign currency translation loss of $5,523 during the three months ended September 30, 2018, compared to a foreign currency translation gain of $8,918 during the three months ended September 30, 2017. The foregoing, coupled with the significant increase in our foreign currency translation loss during the three months ended September 30, 2018, resulted in a comprehensive loss of $3,808, compared to comprehensive income of $36,436 during the three months ended September 30, 2017.

Results of Operations

Six months ended September 30, 2018 compared to the six months ended September 30, 2017

The following period-to-period comparison of our financial results is not necessarily indicative of future results.

	Six months Ended September 30, 2018		Six months Ended September 30, 2017 (Recast)
	Amount	%*	Amount	% *
Revenues:
Fee and commission income	$18,759	74%	$5,072	10%
Net gain on trading securities	1,028	4%	39,516	79%
Interest income	8,847	35%	3,785	8%
Net loss on derivatives	-	0%	(180)	0%
Net gain/(loss) on foreign exchange operations	(3,248)	(13%)	1,615	3%
Total revenues, net	25,386	100%	49,808	100%

Expenses:
Interest expense	8,291	33%	5,213	10%
Fee and commission expense	1,733	7%	792	2%
Operating expense	19,155	75%	7,446	15%
Other expense/(income), net	351	1%	(9)	0%
Loss on disposal of subsidiary	15	0%	-	0%
Total expense	29,545	116%	13,442	27%

Net income/(loss) before income taxes	(4,159)	(16%)	36,366	73%
Income tax expense	(464)	(2%)	(965)	(2%)
Net income/(loss)	$(4,623)	$(18%)	$35,401	$71%

Other comprehensive income/(loss)
Changes in unrealized gain on investments available-for-sale	$-	0%	$47	0%
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	22	0%	-	0%
Foreign currency translation adjustments, net of tax effect	(12,240)	(48%)	6,750	14%
Comprehensive income/(loss)	$(16,841)	(66%)	$42,198	85%

* Reflects percentage of total revenues, net.

Revenue

As noted above, we derive revenue primarily from gains realized from our proprietary trading activities, fee and commission income earned from our retail brokerage clients, fees and commission from investment banking services, and interest income.

	Six months Ended September 30, 2018		Six months Ended September 30 2017 (Recast)		Change
	Amount	%	Amount	%	Amount	%
Fee and commission income	$18,759	74%	$5,072	10%	$13,687	270%
Net gain on trading securities	1,028	4%	39,516	79%	(38,488)	(97%)
Interest income	8,847	35%	3,785	8%	5,062	134%
Net loss on derivatives	-	0%	(180)	0%	180	(100%)
Net gain/(loss) on foreign exchange operations	(3,248)	(13%)	1,615	3%	(4,863)	(301%)
Total revenue, net	$25,386	100%	$49,808	100%	$(24,422)	(49%)

During the six months ended September 30, 2018 and 2017, we realized total net revenue of $25,386 and $49,808, respectively. Revenue during the six months ended September 30, 2018, was significantly lower than the six months ended September 30, 2017, primarily due to realizing smaller gains on trading securities and losses on foreign exchange operations during the period ended September 30, 2018, compared to net gains during the period ended September 30, 2017. These reductions were only partially offset by significant increases in fee and commission income and interest income during the six months ended September 30, 2018.

Fee and commission income. During the six months ended September 30, 2018, fees and commissions generated from brokerage and related banking services amounted to $15,609 and $3,150, respectively, an increase of $13,867. These increases in fees and commissions resulted primarily from the growth of our customer base, increased client transaction volume, and greater demand for the other services we offer. Fees and commissions for brokerage services consisted principally of broker fees from customer trading, underwriting and market making services and agency fees. During the six months ended September 30, 2018, brokerage fees and commissions increased $12,145 as a result of increased client transaction volume. During the six months ended September 30, 2017, we engaged in significantly more underwriting and market making activities than during the six months ended September 30, 2018, as a result fees and commissions realized from underwriting and market making services decreased by $500. Fees for bank services consist primarily of wire transfer fees, commissions for payment processing and commissions for currency exchange operations. The $2,131 increase in fees and commission from banking services during the six months ended September 30, 2018, compared to the same period 2017 is attributable to the fact that we continue to grow our brokerage-related banking operations and opening new locations.

Net gain on trading securities.  During the six months ended September 30, 2018, we recognized a net gain on trading securities of $1,028, which included $17,045 of realized net gain and $16,017 of unrealized net losses compared to a net gain of $39,516 on trading securities for six months ended September 30, 2017, which included $10,592 of realized net gain and $28,924 of unrealized net gain.

The primary contributing factor to our net gain on trading securities during the six months ended September 30, 2018, was an increase in the share price of JSC Kazakhtelecom – Kazakhstan’s largest telecommunications company, resulting in an unrealized gain of $562 and a realized net gain of $6,046, which included $1,996 of realized net gain for the six months ended September 30, 2018 and $4,050 of realized net gain generated in previous periods. During the six months ended September 30, 2018 we recognized a net gain on trading securities of JSC Kcell in the amount of $8,625, which included $1,291 of realized net gain for the six months ended September 30, 2018 and $7,333 of realized net gain generated in previous periods. Our net gain on trading securities was partially offset by unrealized loss on the revaluation of securities due to a decrease in share price of JSC Kell – Kazakhstan’s largest telecommunications company in the amount of $2,825.

Interest income. During the six months ended September 30, 2018 and 2017, we recorded interest income from several sources including, interest income on trading securities and interest income on cash and cash equivalents held in financial institutions, reverse repurchase transactions and amounts due from banks. Interest income on trading securities consisted of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading accounts. During the six months ended September 30, 2018, we realized interest income of $8,847 compared to $3,785 for the six months ended September 30, 2017. The increase in interest income of $5,062 was primarily due to an increase in interest income on trading securities in the amount of $4,919.

Net gain on derivative. As described above, on December 28, 2016, Freedom RU entered into a derivative instrument agreement that included a call option feature for the purchase of shares held by Freedom RU which resulted in us recording a derivative liability of $495 as of March 31, 2017. On June 14, 2017, the derivative instrument expired unexercised by the option holder, and we recognized a gain on the derivative instrument of $490. We engaged in no similar transactions during the six months ended September 30, 2018.

Net gain/(loss) on foreign exchange operations.  During the six months ended September 30, 2018, we realized net loss on foreign exchange operations of $3,248 compared to a $1,615 net gain on foreign exchange operations during the six months ended September 30, 2017. This change from a net gain to a net loss was due to the fact, that during the period from March 31, 2018 to September 30, 2018, the value of the Kazakhstani tenge decreased approximately 14% against the United States dollar. In accordance with US GAAP, we are required to revalue assets denominated in foreign currencies into our reporting currency, which is the United States dollar. As a result of increasing the Kazakhstani tenge denominated financial assets we held during the six months ended September 30, 2018, coupled with the aforementioned reduction in value of the Kazakhstani tenge against the United States dollar, we realized an $815 loss on foreign exchange revaluations, a $1,499 loss on the on revaluation of corporate bonds issued by Freedom KZ indexed to the United States dollar, and a $1,206 loss on the revaluation of United States dollar denominated loans from JSC AsiaCredit Bank received by Freedom KZ. These losses were only partially offset by a $272 gain on foreign exchange operations as the result of revaluation of United States dollar denominated securities held by Freedom KZ during the six months ended September 30, 2018.

Expense

	Six Months Ended September 30, 2018		Six Months Ended September 30, 2017 (Recast)		Change
	Amount	%	Amount	%	Amount	%
Interest expense	$8,291	28%	$5,213	39%	$3,078	59%
Fee and commission expense	1,733	6%	792	6%	941	119%
Operating expense	19,155	64%	7,446	55%	11,709	157%
Other expense/(income) net	351	1%	(9)	0%	360	(4,000%)
Loss on disposal of subsidiary	15	1%	-	0%	15	0%
Total expense	$29,545	100%	$13,442	100%	$16,103	120%

During the six months ended September 30, 2018 and 2017, we incurred total expenses of $29,545 and $13,442, respectively. Expenses during the six months ended September 30, 2018, increased as a result of our continued efforts to expand and grow our business.

Interest expense. During the six months ended September 30, 2018, we recognized total interest expense of $8,291, compared to total interest expense of $5,213 during the six months ended September 30, 2017. The increase in interest expense was primarily attributable to higher volumes of short-term financing attracted by means of securities repurchase agreements totaling $2,665.

Operating expense. During the six months ended September 30, 2018, operating expense totaled $19,155 compared to operating expenses of $7,446 for the six months ended September 30, 2017. The increase was primarily attributable to higher general and administrative expenses related to growth in our operations, including a $5,258 increase in payroll expenses, a $1,822 increase in rent expense, a $1,685 increase in equity compensation expense for equity awards made to employees, a $1,650 increase in advertising expenses, a $982 increase in office repair expenses, a $545 increase in professional services fees, a $486 increase in depreciation and amortization expenses, a $280 increase in office equipment expenses, a $232 increase in utilities and a $877 increase in expenses for communication services, trainings and conferences, business trip expenses, charity, IT services fees, insurance fees and expenses for taxes, other than income tax.

Fee and commission expense. During the six months ended September 30, 2018, we recognized fee and commission expense of $1,733, compared to fee and commission expense of $792 during the six months ended September 30, 2017. The increase was associated with higher commission fees paid to the Central Depository, stock exchanges and brokerage fees to other brokers of $907 and for bank services in amount of $497. The increases in fee and commission expense was primarily associated with expanded brokerage operations in Cyprus.

Income tax expense

We recognized a net loss before income tax of $4,159 during the six months ended September 30, 2018, and net income before income tax of $36,366 during the six months ended September 30, 2017, respectively. During the six months ended September 30, 2018, we realized an income tax expense of $464, compared to an income tax expense of $965 during the six months ended September 30, 2017. The change of the effective tax rates from 3% during the six months ended September 30, 2017 to (11%) during the six months ended September 30, 2018, was the result of changes in the composition of the revenues we realized from our operating activity and the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate.

Comprehensive income

The functional currencies of our operating subsidiaries are the Russian ruble, European euro, Ukrainian hryvnia, Uzbekistani som and the Kazakhstani tenge. Our reporting currency is the United States dollar. Pursuant to US GAAP we are required to revalue our assets from our functional currencies to our reporting currency for financial reporting purposes. As a result of depreciation of the Russian ruble by 15% and the Kazakhstani tenge by 14% against the United States dollar during the periods covered in this report, we realized a foreign currency translation loss of $12,240 during the six months ended September 30, 2018, compared to a foreign currency translation gain of $6,750 during the six months ended September 30, 2017. As a result of the factors discussed above, coupled with the significant increase in our foreign currency translation loss, during the six months ended September 30, 2018, we realized a comprehensive loss of $16,841, compared to a comprehensive income of $42,198 during the six months ended September 30, 2017.

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

As of September 30, 2018, we had cash and cash equivalents of $39,810 compared to cash and cash equivalents of $65,731, as of March 31, 2018. At September 30, 2018, we had total current assets (less restricted cash) of $272,638 and total current liabilities of $183,739, resulting in working capital of $88,899. By comparison, at March 31, 2018, we had total current assets (less restricted cash) of $308,024 and total current liabilities of $212,648, resulting in working capital of $95,376. Current assets, current liabilities and working capital were all lower at September 30, 2018 compared to March 31, 2018, as a result of the factors described in the following paragraphs.

Currency fluctuations during the periods discussed above led to a 15% reduction in the value of the Russian ruble and a 14% reduction in the value of the Kazakhstani tenge against the US dollar. As a result, in accordance with US GAAP, balance sheet items denominated in Russian rubles and Kazakhstani tenge had to be revalued. This caused us to realize a $3,248 net loss on foreign exchange operations and a foreign currency translation loss of $12,240 during the six months ended September 30, 2018.

During the six months ended September 30, 2018, we experienced a shift in the composition of our debt obligations. Our obligations under direct repurchase agreements denominated in Kazakhstani tenge, which bore interest at an average rate of 11.74%, decreased by $77,197 from March 31, 2018 to September 30, 2018. During the same period, we issued $5,036 in Freedom KZ bonds denominated in Kazakhstani tenge and $9,247 in Freedom KZ bonds denominated in United States dollars. The bonds denominated in Kazakhtani tenge have a coupon rate of 11.5% and the bonds denominated in United States dollars have a coupon rate of 8%. We also received bank loans denominated in United States dollars of $1,889, which bear interest at 7% per annum and non-bank loans denominated in Kazakhstani tenge of $3,511 which bear interest at a rate of 3%. During the six months ended September 30, 2018, Mr. Turlov made capital contributions of $225.

As of September 30, 2018, the value of the trading securities held in our proprietary trading account totaled $148,407 compared to $212,595 at March 31, 2018. This reduction in trading securities was primarily attributable to the sale of trading securities, and revaluations resulting from the weakening of the Russian ruble and Kazakhstani tenge against the United States dollar. As of September 30, 2018, $106,281 worth of trading securities held in our proprietary trading account were subject to securities repurchase obligations and pledge loans received compared to $209,088 at March 31, 2018. Of our $39,810 in cash and cash equivalents at September 30, 2018, $13,142 was subject to reverse repurchase agreements.

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

As of September 30, 2018, approximately $69,000 of our proprietary trading account was invested in the securities of a single company. Our position in this security is highly leveraged. We invested in this security based on our analysis that this company is significantly undervalued and presents a good investment opportunity. As of the date of this report, this position remains open. Based on the size of the position and the leveraging we have employed to maintain it, our liquidity, capitalization, projected return on investment and results of operations could be significantly negatively affected if our analysis of this investment opportunity and/or market conditions, including our ability to liquidate the position as needed, proves to be incorrect.

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

Cash Flows

The following table presents our cash flows for the six months ended September 30, 2018 and 2017:

	For the six months ended September 30, 2018	For the six months ended September 30, 2017 (Recast)

Net cash flows (used in)/from operating activities	$(17,222)	$21,417
Net cash flows used in investing activities	(4,015)	(4,858)
Net cash flows from financing activities	11,453	15,183
Effect of changes in foreign exchange rates on cash and cash equivalents	(8,539)	(4,467)

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$(18,323)	$27,275

Net cash used in operating activities during the six months ended September 30, 2018, was $17,222.  By comparison, during the six months ended September 30, 2017 we realized net cash from operations of $21,417.  This was primarily because of changes in operating assets and liabilities, including a $61,106 decrease in securities repurchase agreement obligations, a $53,928 increase in brokerage and other receivables, $41,284 increase in customer liabilities and a $24,380 decrease in trading securities.  These changes were only partially offset by a $5,382 decrease in loans issued, and a $12,237 increase in trade payables.

            During the six months ended September 30, 2018, net cash used in investing activities was $4,015 compared to net cash used in investing activities of $4,858 during the six months ended September 30, 2017. Cash from investing activities during the six months ended September 30, 2018, was primarily used for the acquisition of Asyl in the amount of $2,240 and for the purchases of fixed assets, net of sales, of $2,016 which was partially offset by cash received from the sale of available-for-sale securities, at fair value of $241.  Cash used in investing activities during the six months ended September 30, 2017, was primarily used to purchase available-for-sale securities, at fair value of $5,490 and fixed assets, net of sales of $740, which was partially offset by cash received in connection with the acquisitions of Asyl and Nettrader in the amount of $1,368.

            Net cash from financing activities during the six months ended September 30, 2018, consisted principally of proceeds from loans received in the amount of $5,297 and repayment of loans received in the amount of $8,352, proceeds from issuance and repurchase of debt securities of Freedom KZ in the amount of $17,077 and $2,794, and capital contributions to the Company by Mr. Turlov in the amount of $225.  By comparison, net cash flows from financing activities during the six months ended September 30, 2017, consisted principally of capital contributions from Mr. Turlov in the amount of $8,464 and proceeds and repurchase from issuance of debt securities of Freedom KZ and Asyl in the amount of $16,674, which was partially offset by repurchase of debt securities in the amount of $9,955.

Contractual Obligations and Contingencies

See Note 20 - Commitments and Contingent Liabilities for information regarding our significant contractual obligations and contingencies at September 30, 2018.

Off-Balance Sheet Financing Arrangements

As of September 30, 2018, we had no off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the 2013 framework of the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in timely alerting them to information required to be included in our periodic filings with the Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The financial services industry is highly regulated and many aspects of our business involve substantial risk of liability. In recent years, there has been an increasing incidence of litigation involving the brokerage industry, including class action suits that generally seek substantial damages, including in some cases punitive damages. Compliance and trading problems that are reported to federal, state and provincial regulators, exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies, and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic regulatory audits and inspections.

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
101
The following Freedom Holding Corp, financial information for the periods ended September 30, 2018, formatted in XBRL (eXtensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements.
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

FREEDOM HOLDING CORP.

Date:	November 13, 2018	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date:	November 13, 2018	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer