Form 10-Q
period 2018-12-31
Freedom Holding Corp.
filed 2019-02-12
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such file). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of February 11, 2019, the registrant had 58,043,212 shares of common stock, par value $0.001, issued and outstanding.

FREEDOM HOLDING CORP.
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION	Page

Item 1. Unaudited Condensed Consolidated Financial Statements	3

Condensed Consolidated Balance Sheets as of December 31, 2018 and March 31, 2018	3

Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss) for the Three and Nine Months Ended December 31, 2018 and 2017	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2018 and 2017	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Qualitative and Quantitative Disclosures About Market Risk	45

Item 4. Controls and Procedures	46

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	47

Item 1A. Risk Factors	47

Item 5. Other Information	47

Item 6. Exhibits	49

Signatures	50

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	December 31, 2018	March 31, 2018*
		(Recast)
ASSETS
Cash and cash equivalents	$41,425	$65,731
Restricted cash	27,103	21,962
Trading securities	154,542	212,595
Available-for-sale securities, at fair value	1	240
Brokerage and other receivables, net	52,839	24,885
Loans issued	2,337	8,754
Deferred tax assets	878	772
Fixed assets, net	5,033	2,571
Intangible assets, net	4,212	5,531
Goodwill	2,862	3,288
Other assets, net	4,129	4,573

TOTAL ASSETS	$295,361	$350,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

Securities sold, not yet purchased - at fair value	$-	$1,135
Loans received	3,967	7,143
Debt securities issued	26,573	11,222
Customer liabilities	58,596	30,672
Trade payables	16,351	9,013
Deferred distribution payments	8,534	8,534
Securities repurchase agreement obligation	68,181	154,775
Current income tax liability	82	-
Other liabilities	1,634	1,376
TOTAL LIABILITIES	183,918	223,870

Commitments and Contingent Liabilities (Note 20)	-	-

STOCKHOLDERS’ EQUITY

Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 58,043,212 and 58,033,212 shares issued and outstanding as of December 31, 2018 and March 31, 2018, respectively	58	58
Additional paid in capital	98,128	100,180
Retained earnings	38,628	34,351
Accumulated other comprehensive loss	(25,371)	(7,557)
TOTAL STOCKHOLDERS’ EQUITY	111,443	127,032

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$295,361	$350,902

The accompanying notes are an integral part of these condensed consolidated financial statements.
* See Notes 2 and 3 for information regarding recast amounts and basis of financial statement presentation.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME/(LOSS) (Unaudited)
(All amounts in thousands of United States dollars, except Share data, unless otherwise stated)

	Three months ended December 31,		Nine months ended December 31,
	2018	2017*	2018	2017*
Revenue:		(Recast)		(Recast)

Fee and commission income	$12,274	$2,454	$31,033	$7,526
Net gain/(loss) on trading securities	11,641	(8,108)	12,669	31,408
Interest income	2,976	2,991	11,823	6,778
Net gain on derivatives	-	867	-	687
Net gain/(loss) on foreign exchange operations	(498)	366	(3,746)	1,989

TOTAL REVENUE, NET	26,393	(1,430)	51,779	48,388

Expense:
Interest expense	3,180	4,610	11,471	9,825
Fee and commission expense	1,422	855	3,155	1,647
Operating expense	12,117	6,696	31,272	14,149
Other expense, net	229	290	581	281
Loss from disposal of subsidiary	-	-	15	-

TOTAL EXPENSE	16,948	12,451	46,494	25,902
NET INCOME/(LOSS) BEFORE INCOME TAX	9,445	(13,881)	5,285	22,486

Income tax (expense)/benefit	(545)	413	(1,009)	(552)

NET INCOME/(LOSS)	$8,900	$(13,468)	$4,276	$21,934

OTHER COMPREHENSIVE INCOME/(LOSS)
Change in unrealized gain on investments available-for- sale, net of tax effect	$-	$(168)	$-	$(121)
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	-	-	22	-
Foreign currency translation adjustments, net of tax effect	(5,596)	3,131	(17,836)	(3,250)

COMPREHENSIVE INCOME/(LOSS)	$3,304	$(10,505)	$(13,538)	$18,563

BASIC NET INCOME/(LOSS) PER COMMON SHARE (In US Dollars)	$0.15	$(0.30)	$0.07	$0.83
DILUTED NET INCOME/(LOSS) PER COMMON SHARE (In US Dollars)	$0.15	$(0.30)	$0.07	$0.83
Weighted average number of shares (basic)	58,038,864	45,018,578	58,035,103	26,341,542
Weighted average number of shares (diluted)	58,248,924	45,018,578	58,225,549	26,434,930

The accompanying notes are an integral part of these condensed consolidated financial statements.
* See Notes 2 and 3 for information regarding recast amounts and basis of financial statement presentation.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the nine months ended
	December 31, 2018	December 31, 2017
		(Recast)
Cash Flows From Operating Activities
Net income	$4,276	$21,934
Adjustments to reconcile net income used in operating activities:
Depreciation and amortization	1,503	918
Loss on sale of fixed assets	31	202
Change in deferred taxes	(260)	639
Stock compensation expense	2,533	792
Unrealized loss/(gain) on trading securities	9,623	(19,578)
Net gain on derivative	-	(490)
Net change in accrued interest	75	(263)
Allowance for receivables	350	31
Changes in operating assets and liabilities:
Trading securities	14,277	(98,938)
Brokerage and other receivables	(28,968)	(2,264)
Loans issued	5,644	145
Other assets	(292)	(2,495)
Customer liabilities	32,620	7,271
Current income tax liability	81	(126)
Trade payables	4,931	1,413
Securities sold, not yet purchased	(1,071)	-
Other liabilities	526	574
Net cash flows from/used in operating activities	45,879	(90,235)

Cash Flows From Investing Activities
Purchase of fixed assets	(4,311)	(1,123)
Proceeds from sale of fixed assets	268	8
Proceeds from sale of intangible assets	-	125
Proceeds from sale/(purchase) of available-for-sale securities, at fair value	235	(3,814)
Consideration paid for Asyl	(2,240)	-
Cash received from acquisitions	-	1,800
Net cash flows used in investing activities	(6,048)	(3,004)

Cash Flows From Financing Activities
Proceeds from/(repurchase of) securities repurchase agreement obligations	(65,238)	81,421
Proceeds from issuance of debt securities	22,059	13,594
Repurchase of debt securities	(3,346)	(2,428)
Proceeds from loans received	5,615	-
Repayment of loans	(8,143)	-
Capital contributions	245	8,594
Private placement	-	11,045
Net cash flows used in/from financing activities	(48,808)	112,226

Effect of changes in foreign exchange rates on cash and cash equivalents	(10,188)	(1,192)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(19,165)	17,795
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	87,693	35,365
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$68,528	$53,160

	For the nine months ended
	December 31, 2018	December 31, 2017*
		(Recast)
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,654	$8,467
Income tax paid	$417	$583

Non-cash investing and financing activities:

Assets received from acquisition of Asyl	$-	$4,666
Liabilities assumed from acquisition of Asyl	$-	$82
Assets received from acquisition of Nettrader	$-	$11,158
Liabilities assumed from acquisition of Nettrader	$-	$4,121
Common stock issued for acquisition of Freedom UA	$-	$1,485
Assets received from acquisition of Freedom UA	$-	$1,652
Liabilities assumed from acquisition of Freedom UA	$-	$999

The accompanying notes are an integral part of these condensed consolidated financial statements.
* See Notes 2 and 3 for information regarding recast amounts and basis of financial statement presentation.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 1 - DESCRIPTION OF BUSINESS

Overview

Freedom Holding Corp. (the “Company” or “FRHC”) is a corporation organized in the United States under the laws of the State of Nevada that owns several operating subsidiaries that engage in a broad range of activities in the financial services industry, including retail securities brokerage, investment education, securities trading, investment banking and market making activities in Eastern Europe and Central Asia. The Company is headquartered in Almaty, Kazakhstan, with supporting administrative office locations in Russia, Cyprus and the United States. The Company has retail locations in Russia, Kazakhstan, Ukraine, Uzbekistan, Kyrgyzstan and Germany.

The Company owns directly, or through subsidiaries, the following companies: LLC Investment Company Freedom Finance, a Moscow, Russia-based securities broker-dealer (“Freedom RU”);LLC FFIN Bank, a Moscow, Russia-based bank (“FFIN Bank”); JSC Freedom Finance, an Almaty, Kazakhstan-based securities broker-dealer (“Freedom KZ”);Freedom Finance Cyprus Limited, a Limassol, Cyprus-based broker-dealer (“Freedom CY”); Freedom Finance Germany TT GmbH (“Freedom GE”), a Munich, Germany-based tied agent of Freedom CY; LLC Freedom Finance Ukraine, a Kiev, Ukraine-based broker-dealer (“Freedom UA”); LLC Freedom Finance Uzbekistan, a Tashkent, Uzbekistan-based broker-dealer (“Freedom UZ”); and FFIN Securities, Inc., a Nevada corporation (“FFIN”).

The Company’s subsidiaries are members on the Kazakhstan Stock Exchange (KASE), Astana International Exchange (AIX), Moscow Exchange (MOEX), Saint-Petersburg Exchange (SPB), Ukrainian Exchange, and Republican Stock Exchange of Tashkent (UZSE). Freedom CY serves to provide the Company’s clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S. and European securities markets, which under the regulatory regimes of many jurisdictions where the Company operates do not currently allow investors direct access to international securities markets.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2019.

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

The Company’s Condensed Consolidated Financial Statements present the consolidated accounts of FRHC, FFIN, Freedom RU, Freedom KZ, FFIN Bank, Freedom CY, Freedom UA, Freedom UZ, Freedom GE and the financial results of LLC First Stock Store (“Freedom24”) up to the date of its disposal on September 30, 2018. All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements.

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

Revenue recognition

Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services promised to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. A significant portion of the Company’s revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as loans and investment securities, as these activities are subject to other US GAAP guidance discussed elsewhere within these disclosures. Descriptions of the Company’s revenue-generating activities that are within the scope of ASC Topic 606, which are presented in these income statements as components of non-interest income are as follows:

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

The Company purchases foreign currency futures contracts from financial institutions to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables and also purchases foreign currency futures contracts for speculative purposes. These futures contracts are traded on the Kazakhstan Stock Exchange and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

All gains and losses on foreign currency contracts were realized during the three and nine month periods ended December 31, 2018 and 2017, and are included in net gain on derivatives in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss).

Functional currency

Management has adopted ASC 830, Foreign Currency Translation Matters as it pertains to its foreign currency translation. The Company’s functional currencies are the Russian ruble, European euro, Ukrainian hryvnia, Uzbekistani som and Kazakhstani tenge, and its reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in Other Comprehensive Income/(Loss).

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

The Company enters into reverse repurchase agreements and repurchase agreements transactions to, among other things, acquire securities to leverage and grow its proprietary trading portfolio, cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance its inventory positions. The Company enters into these transactions in accordance with normal market practice. Under standard terms for repurchase transactions, the recipient of collateral has the right to sell or repledge the collateral, subject to returning equivalent securities on settlement of the transaction.

Available-for-sale securities

Financial assets categorized as available-for-sale (“AFS”) are non-derivatives that are either designated as available-for-sale or not classified as (a) loans and receivables, (b) held to maturity investments or (c) trading securities.

Listed shares and listed redeemable notes held by the Company that are traded in an active market are classified as AFS and are stated at fair value. The Company has investments in unlisted shares that are not traded in an active market but that are also classified as investments AFS and stated at fair value (because Company management considers that fair value can be reliably measured). Gains and losses arising from changes in fair value are recognized in other comprehensive income/(loss) and are accumulated in Accumulated other comprehensive loss, with the exception of other-than-temporary impairment losses, interest calculated using the effective interest method, dividend income and foreign exchange gains and losses, which are recognized in the Condensed Consolidated Statements of Operations. Where the investment is disposed of or is determined to be impaired, the cumulative gain or loss previously accumulated in the investments’ revaluation reserve is then reclassified to Condensed Consolidated Statements of Operations.

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

Brokerage and other receivables

Brokerage and other receivables are comprised of commissions and receivables related to the securities brokerage and banking activity of the Company. At initial recognition, brokerage and other receivables are recognized at fair value. Subsequently, brokerage and other receivables are carried at cost net of any allowance for impairment losses.

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
●
The transferee has rights to pledge or exchange financial assets.
●
The Company or its agents do not maintain effective control over the transferred financial assets or third-party beneficial interests related to those transferred assets.

Where the Company has not met the asset derecognition conditions above, it continues to recognize the asset to the extent of its continuing involvement.

Impairment of long lived assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the fair value from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. As of December 31, 2018 and March 31, 2018, the Company had not recorded any charges for impairment of long-lived assets.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Impairment of goodwill

As of December 31, 2018 and March 31, 2018, goodwill recorded in the Company’s Condensed Consolidated Balance Sheets totaled $2,862 and $3,288, respectively. The Company performs an impairment review at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. In its annual goodwill impairment test, the Company estimated the fair value of the reporting unit based on the income approach (also known as the discounted cash flow method) and determined the fair value of the Company’s goodwill exceeded the carrying amount of the Company’s goodwill.

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

The Company will include interest and penalties arising from the underpayment of income taxes in the provision for income taxes. As of December 31, 2018 and March 31, 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

On December 22, 2017, the U.S. bill commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted, which significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Tax Reform Act also provided for a one-time deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company may be subject to incremental U.S. tax on GILTI starting with the 2018 tax year, which began April 1, 2018, depending upon expense allocations and the applicable U.S. foreign tax credit rules. The Company has presented the deferred tax impacts of GILTI tax in its consolidated financial statements for the three and nine months ended December 31, 2018.

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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

For public entities, ASU 2016-02, 2018-01, 2018-10 and 2018-11 are effective for fiscal years beginning after December 15, 2018, including interim periods therein, with early adoption permitted. ASU 2016-02 requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2018-11 provides entities an optional transition method to apply the new guidance as of the adoption date, rather than as of the earliest period presented. In transition, entities may elect certain practical expedients when applying ASU 2016-02. These include a package of practical expedients that must be applied in its entirety to all leases commencing before the effective date, unless the lease is modified, to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. ASU 2016-02 also includes a practical expedient to use hindsight in making judgments when determining the lease term and any long-lived asset impairment. ASU 2018-01 allows entities to elect a practical expedient that would exclude application of ASU 2016-02 to land easements that existed prior to its adoption, if they were not accounted for as leases under previous U.S. GAAP. ASU 2018-11 provides a lessor practical expedient for separating lease and non-lease components. The Company plans to apply the practical expedients permitted within the guidance, which allows the Company to carryforward its historical lease classification, and to apply the transition option which does not require application of the guidance to comparative periods in the year of adoption. The adoption of this ASU will result in the recognition of significant right-of-use assets and lease liabilities in the Company’s Consolidated Balance Sheets. The preparation for adoption is ongoing, including the assessment of other potential impacts of this ASU, which includes analysis of potential transitional adjustments to Stockholders’ equity and impact of adoption on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. In March 2014, the Board issued a proposed FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, which the Board finalized on August 28, 2018. The disclosure framework project’s objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by generally accepted accounting principles (GAAP). The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this Update apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. That methodology replaces the probable, incurred loss model for those assets. Through that Update, the Board added Topic 326 and made several consequential amendments to the FASB Accounting Standards Codification. The amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The effective date and transition requirements for the amendments in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update. The Company does not expect material impact from new guidance on its condensed consolidated financial statements.

In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors. On February 25, 2016, the FASB issued Accounting Standards update No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. The FASB has been assisting stakeholders with implementation questions and issues as organizations prepare to adopt the new lease requirements. The amendments in this Update affect the amendments in Update 2016-02, which are not yet effective but can be early adopted. The effective date and transition requirements for the amendments in this Update for entities that have not adopted Topic 842 before the issuance of this Update are the same as the effective date and transition requirements in Update 2016-02 (for example, January 1, 2019, for calendar-year-end public business entities). All entities, including early adopters, must apply the amendments in this Update to all new and existing leases. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.

NOTE 3 – REVISION OF FINANCIAL STATEMENT

When preparing the condensed consolidated financial statements as of December 31, 2018, and for the three and nine months ended December 31, 2018, management determined that certain amounts included in the Company’s consolidated financial statements as of March 31, 2018, and for the three and nine months ended December 31, 2017, required revision, due to the closing of the acquisition of Freedom RU on June 29, 2017, the closing of the acquisition of Freedom CY on November 1, 2017, and the completion of the mergers of Nettrader LLC (“Nettrader”) in May 2018, and Asyl Invest JSC (“Asyl”) in April 2018, which were deemed to be entities under common control with the Company.

Certain reclassifications also have been made to the prior year’s consolidated financial statements to enhance comparability with the current year’s condensed consolidated financial statements following the increase in intangible assets of the Company related to acquisition of the Tradernet trading platform. As a result, certain line items have been amended in the Condensed Consolidated Balance Sheets. Comparative figures have been adjusted to conform to the current period’s presentation.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The previously issued Consolidated Balance Sheet as of March 31, 2018, and Condensed Consolidated Statement of Operations and Statements of Other Comprehensive Income/(Loss) for the three and nine months ended December 31, 2017 have been revised as follows:

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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the three months ended December 31, 2017
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME/(LOSS) (RECAST)	As previously reported	Recast	As recasted

Revenue:
Fee and commission income	$1,999	$455	$2,454
Net gain/(loss) on trading securities	(8,318)	210	(8,108)
Interest income	2,853	138	2,991
Net gain on derivatives	867	-	867
Net gain/(loss) on sale of fixed assets	16	(16)	-
Net gain/(loss) on foreign exchange operations	424	(58)	366

TOTAL REVENUE, NET	(2,159)	729	(1,430)

Expense:
Interest expense	4,487	123	4,610
Fee and commission expense	795	60	855
Operating expense	5,983	713	6,696
Other expense, net	105	185	290

TOTAL EXPENSE	11,370	1,081	12,451

NET LOSS BEFORE INCOME TAX	(13,529)	(352)	(13,881)

Income tax benefit	403	10	413

NET LOSS	$(13,126)	$(342)	$(13,468)

OTHER COMPREHENSIVE INCOME/(LOSS)
Change in unrealized gain on investments available-for-sale, net of tax effect	$-	$(168)	$(168)
Foreign currency translation adjustments, net of tax effect	1,529	1,602	3,131

COMPREHENSIVE INCOME/(LOSS)	$(11,597)	$1,092	$(10,505)

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the nine months ended December 31, 2017
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (RECAST)	As previously reported	Recast	As recasted

Revenue:
Fee and commission income	$6,412	$1,114	$7,526
Net gain on trading securities	30,825	583	31,408
Interest income	6,442	336	6,778
Net gain on derivatives	687	-	687
Net gain on sale of fixed assets	8	(8)	-
Net gain on foreign exchange operations	1,957	32	1,989

TOTAL REVENUE, NET	46,331	2,057	48,388

Expense:
Interest expense	9,499	326	9,825
Fee and commission expense	1,474	173	1,647
Operating expense	12,113	2,036	14,149
Other expense, net	131	150	281

TOTAL EXPENSE	23,217	2,685	25,902

NET INCOME BEFORE INCOME TAX	23,114	(628)	22,486

Income tax expense	(584)	32	(552)

NET INCOME	$22,530	$(596)	$21,934

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	$-	$(121)	$(121)
Foreign currency translation adjustments, net of tax effect	(2,809)	(441)	(3,250)

COMPREHENSIVE INCOME	$19,721	$(1,158)	$18,563

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 4 – CASH AND CASH EQUIVALENTS

	December 31, 2018	March 31, 2018 (Recast)

Securities purchased under reverse repurchase agreements	$11,466	$27,389
Current accounts with brokers	12,090	22,749
Current accounts with commercial banks	4,148	9,032
Current account with Central Bank (Russia)	3,151	980
Current account with Central Depository (Kazakhstan)	2,564	1,280
Current account with National Settlement Depository (Russia)	2,432	1,244
Petty cash in bank vault and on hand	2,091	2,712
Accounts with stock exchanges	1,882	214
Current accounts in clearing organizations	1,601	131
Total cash and cash equivalents	$41,425	$65,731

As of December 31, 2018 and March 31, 2018, cash and cash equivalents were not insured.

As of December 31, 2018 and March 31, 2018, the cash and cash equivalents balance included collateralized securities received under reverse repurchase agreements on the terms presented below:

	December 31, 2018
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	10.16%	$7,960	$791	$8,751
Corporate debt	14.00%	115	-	115
Non-US sovereign debt	8.25%	2,600	-	2,600
Total		$10,675	$791	$11,466

	March 31, 2018 (Recast)
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	14.99%	$11,095	$15,572	$26,667
Corporate debt	14.96%	521	201	722
Total		$11,616	$15,773	$27,389

The securities received by the Company as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Company under reverse repurchase agreements as of December 31, 2018 and March 31, 2018, was $13,246 and $28,311, respectively. For additional information please see Note 10 – Securities sold, not yet purchased – at fair value.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 5 – RESTRICTED CASH

As of December 31, 2018 and March 31, 2018, the Company’s restricted cash consisted of deferred distribution payments, cash segregated in a special custody account for the exclusive benefit of our brokerage customers and required reserves with the Central Bank of the Russian Federation which represents cash on hand balance requirements. The deferred distribution payment amount is a reserve held for distribution to shareholders who have not yet claimed their distributions from the 2011 sale of the Company’s oil and gas exploration and production operations of $8,534. This distribution is currently payable, subject to the entitled shareholders completing and submitting to the Company the necessary documentation to claim his, her or its distribution payments. The Company has no control over when, or if, any entitled shareholder will submit the necessary documentation to claim his, her, or its distribution payment.

Restricted cash consisted of:
	December 31, 2018	March 31, 2018 (Recast)

Brokerage customers’ cash	$17,544	$12,963
Deferred distribution payments	8,534	8,534
Reserve with Central Bank of Russia	673	115
Guaranty deposits	352	350
Total restricted cash	$27,103	$21,962

NOTE 6 – TRADING SECURITIES

As of December 31, 2018, and March 31, 2018, trading securities consisted of:

	December 31, 2018	March 31, 2018 (Recast)

Equity securities	$96,778	$177,339
Debt securities	57,529	34,986
Mutual investment funds	235	270
Total trading securities	$154,542	$212,595

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

There was a transfer between Level 1 and Level 3 valuation techniques during the three and nine months ended December 31, 2018, in the amount of $508. This transfer is related to corporate bonds of one issuer, which was made due to an absence of market prices from stock exchanges. As of December 31, 2018, fair value of these bonds was determined based on the discounted cash flows methodology.

The following tables present trading securities assets in the condensed consolidated financial statements at fair value on a recurring basis as of December 31, 2018 and March 31, 2018:

		Fair Value Measurements at December 31, 2018 using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2018	(Level 1)	(Level 2)	(Level 3)

Equity securities	$96,778	$96,778	$-	$-
Debt securities	57,529	57,021	-	508
Mutual investment funds	235	235	-	-
Total trading securities	$154,542	$154,034	$-	$508

		Fair Value Measurements at March 31, 2018 (Recast) using
	March 31, 2018	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Recast)	(Level 1)	(Level 2)	(Level 3)

Equity securities	$177,339	$177,339	$-	$-
Debt securities	34,986	34,986	-	-
Mutual investment funds	270	270	-	-
Total trading securities	$212,595	$212,595	$-	$-

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 7 – BROKERAGE AND OTHER RECEIVABLES, NET

	December 31,	March 31, 2018
	2018	(Recast)
Margin lending receivables	$26,533	$17,276
Receivables from the sale of securities	26,261	6,061
Receivables from brokerage clients	421	738
Receivables for underwriting and market-making services	92	79
Bank commissions receivable	-	1,016
Bonds coupon receivable	-	119
Other receivables	200	20
Allowance for receivables	(668)	(424)
Total brokerage and other receivables, net	$52,839	$24,885

As of December 31, 2018 and March 31, 2018, using historical and statistical data, the Company recorded an allowance for brokerage receivables in the amount of $668 and $424, respectively.

NOTE 8 – LOANS ISSUED

Loans issued as of December 31, 2018, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Collateralized brokerage loans	$1,857	Dec. 2019	4.75%	$4,560	USD
Bank customer loans	480	Feb. 2019- Sep. 2028	12.95%	-	RUB
	$2,337

Loans issued as of March 31, 2018, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Collateralized brokerage loans	$5,371	Jan. 2019-Feb. 2019	3.00%	$6,992	USD
Uncollateralized brokerage loan	2,832	Jan. 2019-Mar. 2019	0.00%	-	KZT
Bank customer loans	551	Nov. 2018-Feb. 2028	12.32%	-	RUB
	$8,754

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 9 – DEFERRED TAX ASSETS

The Company is subject to taxation in the Russian Federation, Kazakhstan, Kyrgyzstan, Cyprus, Ukraine, Uzbekistan, Germany and the United States of America.

The tax rates used for deferred tax assets and liabilities for the nine months ended December 31, 2018 and 2017, is 25% and 21%, respectively for the US, 20% for the Russian Federation, Kazakhstan, Kyrgyzstan, Ukraine and Uzbekistan, 31% for Germany and 12.5% for Cyprus.

Deferred tax assets and liabilities of the Company are comprised of the following:

	December 31, 2018	March 31, 2018 (Recast)

Deferred tax assets:
Tax losses carryforward	$3,438	$3,050
Accrued liabilities	44	49
Revaluation on trading securities	88	88
Stock compensation expenses	-	405
Valuation allowance	(1,924)	(2,433)
Deferred tax assets	1,646	1,159

Deferred tax liabilities:
Revaluation on trading securities	768	387

Deferred tax liabilities	768	387

Net deferred tax assets	$878	$772

During the nine months ended December 31, 2018 and 2017, the effective tax rate was equal to 19.09% and 2.45%, respectively. The change in effective tax rate was primarily due to earned revenue from commission income of Freedom CY, taxable in Cyprus at a tax rate of 12.5%, and due to unrecognized tax loss carryforwards on FRHC. During the nine months ended December 31, 2017, the effective tax rate was primarily impacted due to non-taxable gains on trading securities in Freedom KZ in the amount of $26,010.

During the nine months ended December 31, 2018, the Company realized net gain before income tax of $5,285, primarily from earned revenue from commission income of Freedom CY in the amount of $13,563, taxable in Cyprus at a tax rate of 12.5%. This gain was offset by operating expenses of Freedom KZ and FRHC that have unrecognized tax losses carryforward. This resulted in the Company realizing an income tax expense during the nine months ended December 31, 2018, of $1,009. During the nine months ended December 31, 2017, the Company realized net income before income tax of $22,486, primarily from non-taxable revenues generated from Freedom KZ’s trading operations.

During the three months ended December 31, 2018 and 2017, the effective tax rate was equal to 5.77% and 2.98%, respectively. The increase in effective tax rate was primarily due to earned revenue from commission income of Freedom CY, taxable in Cyprus at a tax rate of 12.5% and due to unrecognized tax loss carryforwards on FRHC.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

During the three-month period ended December 31, 2018, the Company realized net gain before income tax of $9,445, primarily from earned revenue from commission income of Freedom CY in the amount of $5,900, taxable in Cyprus at a tax rate of 12.5% and from non-taxable revenue generated from Freedom KZ trading operations. These gains were offset by operating expenses of Freedom KZ and FRHC that have unrecognized tax losses carryforward. This resulted in the Company realizing an income tax expense during the three months ended December 31, 2018, of $545. During the three months period ended December 31, 2017, the Company realized net loss before income tax of $13,881, primarily from non-taxable revenues generated from Freedom KZ’s trading operations resulting in an income tax benefit of $413.

NOTE 10 – SECURITIES SOLD, NOT YET PURCHASED – AT FAIR VALUE

As of December 31, 2018, and March 31, 2018, the Company’s securities sold, not yet purchased – at fair value was $0 and $1,135, respectively.

During the nine months ended December 31, 2018, the Company sold shares received as a pledge under reverse repurchase agreements and recognized financial liabilities at fair value in the amount of $7,951 and partially closed short positions in the amount of $7,880 by purchasing securities from third parties, reducing its financial liability. During the nine months ended December 31, 2018, the Company recognized a gain on the change in fair value of financial liabilities at fair value in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss) in the amount of $951 with foreign exchange translation gains of $255.

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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 12 – LOANS RECEIVED

Borrower	Lender	December 31, 2018	March 31, 2018 (Recast)	Interest rate	Term	Maturity date
Freedom Holding Corp.	Non-Bank	$3,875	$-	3%	3 month-1 year	03/29/2019-12/31/2019
Freedom Finance Cyprus Limited	Non-Bank	92	99	1%	1 year	12/11/2019
JSC Freedom Finance	Bank	-	7,044	7%	1 year	2/5/2019
Total		$3,967	$7,143

As of March 31, 2018, the Company had received United States dollar denominated loans from JSC AsiaCredit Bank in the total amount of $7,031, under a credit line agreement with $9,000 withdrawal limit. During the nine months ended December 31, 2018, the Company fully repaid the loan from JSC AsiaCredit Bank. Non-bank loans received are unsecured. As of December 31, 2018 and March 31, 2018, accrued interest on the loans totaled $28 and $16, respectively.

NOTE 13 – DEBT SECURITIES ISSUED

	December 31,	March 31, 2018
	2018	(Recast)
Debt securities issued denominated in USD	$18,417	$7,006
Debt securities issued denominated in KZT	7,718	4,025
Accrued interest	438	191
Total	$26,573	$11,222

As of December 31, 2018 and March 31, 2018, the Company had outstanding bonds of Freedom KZ under Kazakhstan law in the amount of $26,573 and $11,222, respectively. As of December 31, 2018, these bonds had fixed annual coupon rates ranging from 8% to 11.5% and maturity dates ranging from January 2019 to May 2021. As of March 31, 2018, debt securities issued included Asyl bonds in the amount of $3,015 with an 8% fixed annual coupon rate and a maturity date of August 2018, which were fully redeemed in April 2018.

Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs. Debt securities issued as of December 31, 2018 and March 31, 2018, included $438 and $191 accrued interest, respectively. The Freedom KZ bonds are actively traded on Kazakhstan Stock Exchange.

NOTE 14 – CUSTOMER LIABILITIES

The Company recognizes customer liabilities associated with funds held by our brokerage and bank customers. Customer liabilities consist of:

	December 31, 2018	March 31, 2018 (Recast)
Banking customers	$32,541	$9,305
Brokerage customers	26,055	21,367
Total	$58,596	$30,672

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 15 – SECURITIES REPURCHASE AGREEMENT OBLIGATIONS

As of December 31, 2018 and March 31, 2018, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	December 31, 2018
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Over 90 days	Total
Securities sold under repurchase agreements
Corporate equity	11.96%	$45,063	$-	$2,121	$47,184
Corporate debt	10.33%	13,685	-	-	13,685
Non-US sovereign debt	8.91%	7,312	-	-	7,312
Total securities sold under repurchase agreements		$66,060	$-	$2,121	$68,181

	March 31, 2018 (Recast)
	Interest rate and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Over 90 days	Total
Securities sold under repurchase agreements
Corporate equity	12.04%	$109,821	$8,961	$7,148	$125,930
Corporate debt	10.64%	24,257	2,023	-	26,280
Non-US sovereign debt	8.54%	2,565	-	-	2,565
Total securities sold under repurchase agreements		$136,643	$10,984	$7,148	$154,775

The fair value of collateral pledged under repurchase agreements as of December 31, 2018 and March 31, 2018, was $96,707 and $203,140, respectively.

Securities pledged as collateral by the Company under repurchase agreements are liquid trading securities with market quotes and significant trading volume.

NOTE 16 – RELATED PARTY TRANSACTIONS

On December 28, 2016, Freedom RU entered into a derivative instrument agreement with a related party which included a call option feature. The gain or loss associated with this agreement was recognized as gain on a derivative instrument in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss). The Company recorded a derivative liability of $495 as of March 31, 2017. On June 14, 2017, the derivative instrument expired unexercised by the holder, and the Company recognized a gain on the derivative instrument of $490 for the nine months ended December 31, 2017.

During the three months ended December 31, 2018 and 2017, the Company earned commission income from related parties in the amounts of $11,101 and $1,392 respectively.

During the nine months ended December 31, 2018 and 2017, the Company earned commission income from related parties in the amounts of $26,723 and $3,103, respectively.

Commission income earned from related parties is comprised primarily of brokerage commissions and agency fees for referrals of new brokerage clients to other brokers and commissions for money transfers by brokerage clients.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

As of December 31, 2018 and March 31, 2018, the Company had bank commission receivables and receivables from brokerage clients from related parties totaling $43 and $1,055, respectively. Brokerage and other receivables from related parties result principally from commissions on the brokerage operations of related parties.

As of December 31, 2018 and March 31, 2018, the Company had cash and cash equivalents with related parties totaling $8,400 and $17,795, respectively.

As of December 31, 2018 and March 31, 2018, the Company had loans issued to related parties totaling $20 and $1,748, respectively.

As of December 31, 2018 and March 31, 2018, the Company had margin lending receivables with related parties totaling $12,347 and $8,748, respectively.

As of December 31, 2018 and March 31, 2018, the Company had advances received for the sale of fixed assets from a related party totaling $0 and $288, respectively.

As of December 31, 2018 and March 31, 2018, the Company had margin lending payables due to related parties, totaling $0 and $81, respectively.

As of December 31, 2018 and March 31, 2018, the Company had loans received from a related party totaling $2,825 and $99, respectively.

As of December 31, 2018 and March 31, 2018, the Company had accounts payable due to a related party totaling $2,843 and $0, respectively.

As of December 31, 2018 and March 31, 2018, the Company had customer liabilities on brokerage accounts and bank accounts of related parties totaling $7,953 and $3,402, respectively. As of December 31, 2018 and March 31, 2018, the Company had restricted customer cash on brokerage accounts of related parties totaling $5,177 and $2,004, respectively.

NOTE 17 – STOCKHOLDERS’ EQUITY

During the nine months ended December 31, 2018 and 2017, shareholders made capital contributions of $245 and $8,594 to FRHC, respectively.

On October 6, 2017, the Company awarded restricted stock grants totaling 3,900,000 shares of its common stock to 16 employees and awarded nonqualified stock options to purchase an aggregate of 360,000 shares of its common stock to two employees. Of the 3,900,000 shares awarded pursuant to the restricted stock grant awards, 1,200,000 shares are subject to two-year vesting conditions and 2,700,000 shares are subject to three-year vesting conditions. All of the nonqualified stock options are subject to three-year vesting conditions. The Company recorded stock based compensation expense for restricted stock grants and stock options in the amount of $847 and $2,533 during the three and nine months ended December 31, 2018, respectively. The Company recorded stock based compensation expense for restricted stock grants and stock options in the amount of $792 during three and nine months ended December 31, 2017.

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

During the year ended March 31, 2018, stock options covering a total of 360,000 shares of common stock were granted. No options were granted during the three and nine month periods ended December 31, 2018. Total compensation expense related to options granted was $54 for the three months ended December 31, 2018, and $51 for the three months ended December 31, 2017. Total compensation expense related to options granted for the nine months periods ended December 31, 2018 and 2017, was $162 and $51, respectively. As of December 31, 2018, there was total remaining compensation expense of $381 related to stock options, which will be recorded over a weighted average period of approximately 1.76 years.

The Company has determined the fair value of such stock options using the Black-Scholes option valuation model based on the following key assumptions:

Vesting period (years)	3
Volatility	165.33%
Risk-free rate	1.66%

During the year ended March 31, 2018, a total of 3,900,000 shares of common stock were awarded. During the three and nine months ended December 31, 2018, no shares of common stock were awarded. The compensation expense related to restricted stock grants was $793 during the three months ended December 31, 2018, and $741 during the three months ended December 31, 2017. Total compensation expense related to restricted stock grants was $2,371 and $741 during the nine months ended December 31, 2018 and 2017, respectively. As of December 31, 2018, there was $4,298 of total unrecognized compensation cost related to nonvested shares of common stock granted. The cost is expected to be recognized over a weighted average period of 1.54 years.

Stock-based compensation expense for the cost of the awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options. During the three months ended December 31, 2018, 10,000 stock options were exercised.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The following is a summary of stock option activity for the nine months ended December 31, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, March 31, 2018	360,000	$1.98	9.52	$1,753
Granted	-	-	-	-
Exercised	(10,000)	1.98	-	66
Forfeited/cancelled/expired	-	-	-	-
Outstanding, at December 31, 2018	350,000	$1.98	8.76	$2,198
Exercisable, at December 31, 2018	110,000	$1.98	8.76	$691

The table below summarizes the activity for the Company's restricted stock outstanding during the nine months ended December 31, 2018:

	Shares	Weighted Average Fair Value
Outstanding, March 31, 2018	3,900,000	$8,190
Granted	-	-
Vested	1,500,000	3,150
Forfeited/cancelled/expired	-	-
Outstanding, at December 31, 2018	2,400,000	$5,040

NOTE 19 – ACQUISITIONS AND DISPOSAL OF SUBSIDIARY

Acquisition of Asyl

On April 12, 2018, we completed the acquisition and merger of Asyl into the Company. This acquisition joined the two largest retail brokerage firms in Kazakhstan and increased our client accounts in Kazakhstan by 16,000 accounts. Asyl was formerly controlled by Mr. Turlov since April 28, 2017. The Company agreed to acquire Asyl from Mr. Turlov for approximately $2.2 million, which was equal to the fair value of the net assets acquired by the Company.

When preparing the condensed consolidated financial statements for the three and nine months ended December 31, 2018, management determined that certain amounts included in the Company’s consolidated financial statements as of March 31, 2018 and for the three and nine months ended December 31, 2017, required revision, due to completion of the merger of Asyl in April 2018, which was deemed to be an entity under common control with the Company since April 28, 2017.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Acquisition of Nettrader

On May 28, 2018, we completed the acquisition and merger of Nettrader. This resulted in the acquisition of approximately 16,000 new Russian client accounts. This acquisition also finalized our acquisition of the Tradernet trading platform, a browser-based application and in some countries a supporting mobile app to facilitate our customers’ trading activities and ability to monitor and manage all aspects of their personal accounts and participate in our client social network. Nettrader was formerly owned by Mr. Turlov since May 18, 2017. The Company acquired Nettrader for approximately $3.8 million, which was equal to the fair value of the net assets acquired by the Company.

When preparing the condensed consolidated financial statements for the three and nine months ended December 31, 2018, management determined that certain amounts included in the Company’s consolidated financial statements as of March 31, 2018 and for the three and nine months ended December 31, 2017, required revision, due to the completion of the merger of Nettrader in May 2018, which was deemed to be an entity under common control with the Company since May 18, 2017.

Disposal of First Stock Store

During the nine months ended December 31, 2018, the Company fully disposed of its subsidiary LLC First Stock Store. LLC First Stock Store provided an online securities marketplace in Russia through a project called Freedom24. LLC First Stock Store was disposed of for $7, with net assets as of the date of disposal of $22. The difference was recognized as loss on disposal of subsidiary in the amount of $15. Prior to the disposal, Freedom24 and its employees were transferred to Freedom RU.

NOTE 20 – COMMITMENTS AND CONTINGENT LIABILITIES

The table below shows approximate lease commitments and other contingent liabilities of the Company as of December 31, 2018:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Office Leases(1)	$6,654	$3,882	$2,772	$-	$-
Total Operating Leases	$6,654	$3,882	$2,772	$-	$-

(1)
The Company has number of lease agreements for office spaces in different locations. In general, all agreements are made for a one-year period with extension or termination provisions, except three lease agreements with longer lease terms.

The Company’s rent expense for office space was $1,474 and $818 for the three months ended December 31, 2018 and 2017, respectively. The Company’s rent expense for office space was $3,692 and $1,647 for the nine months ended December 31, 2018 and 2017, respectively.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 21 – SUBSEQUENT EVENTS

The Company evaluated all material events and transactions that occurred after December 31, 2018 through February 12, 2019. Other than as disclosed below, during this period the Company did not have any additional material recognizable subsequent events.

On February 4, 2019, the board of directors approved the filing of Restated Articles of Incorporation of Freedom Holding Corp (“Restated Articles”) with the State of Nevada. No amendments were made to the Company’s Articles of Incorporation in connection with the restatement. The board of directors also approved and adopted amended By-Laws of Freedom Holding Corp (as amended through February 4, 2019) (“By-Laws”).

On February 4, 2019, the Company announced that its common stock had been approved for listing on the Kazakhstan Stock Exchange (KASE) Alternative Market. The KASE was established in 1993 and is currently the leading stock exchange in the Central Asian region. It operates under a license issued by the National Bank of the Republic of Kazakhstan and is an affiliate member of the World Federation of Exchanges and member of the Federation of Euro-Asian Stock Exchanges. The KASE operates multiple financial markets including an equity and corporate bond market, government securities market, foreign exchange market, repo transaction market and derivatives market.

On January 23, 2019, the Company announced that it had retired debt securities denominated in KZT which had a carrying value of $8,105 including interest accrued of $387 as of December 31, 2018.

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

Special Note About Forward-Looking Information

Certain information included herein and the documents incorporated by reference in this document contain statements that may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on management’s current expectations, that involve risks and uncertainties that could cause our results to differ materially from our current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “potential,” and similar expressions, including the negatives of these terms. Our actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual result to differ materially from current expectations due to a number of factors, including, but not limited to: (i) the ability of our current management to effectively execute our business strategy; (ii) our capability to compete with financial services companies that have greater experience, financial resources and competitive advantages in the markets where we operate; (iii) our CEO and Chairman owns the controlling interest in our common stock and therefore has the ability to direct our business with his reasonable business judgment without approval of other shareholders; (iv) our capacity to comply with the extensive, pervasive and ever evolving legal, regulatory and oversight requirements in the various jurisdictions where our subsidiaries operate, the failure of which could prevent us from conducting our business in such jurisdictions; (v) volatility in the capital markets, currency fluctuations and general economic conditions; (vi) our ability to attract and retain key management and other properly licensed and experienced personnel to satisfy applicable regulatory standards and operate our business profitably; (vii) our ability to properly manage the market, leverage and customer risks that arise from our proprietary trading; and (viii) such other risks as set forth elsewhere in this report, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We own several operating subsidiaries that conduct full-service retail securities brokerage, investment education, securities trading, investment banking and market making activities in Eastern Europe and Central Asia. We are headquartered in Almaty, Kazakhstan, with supporting administrative offices in Russia, Cyprus and the United States.

Our subsidiaries are members of the Kazakhstan Stock Exchange (KASE), the Astana International Exchange (AIX), the Moscow Stock Exchange (MOEX), the Saint-Petersburg Stock Exchange (SPB), the Ukrainian Exchange, and the Republican Stock Exchange of Tashkent (UZSE). We operate a brokerage office in Cyprus that serves to provide our clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S. and European securities markets, which under the regulatory regimes of many jurisdictions where we operate do not currently allow investors direct access to international securities markets.

Our business is directed toward providing a comprehensive array of financial services to our target retail audience which is high-net-worth individuals and small businesses seeking to diversify their investment portfolios to manage economic risk associated with political, regulatory, currency, banking, and national uncertainties. Clients are provided online tools and retail locations to establish accounts and conduct securities trading on transaction-based pricing. We market to our customer demographic through a number of channels, including telemarketing, training seminars and investment conferences, print and online advertising using social media, our mobile app and search engine optimization activities.

Executive Summary

Customer Base

We serviced more than 110,000 client accounts, more than 65% of which carried positive cash or asset account balances during the nine months ended December 31, 2018. Our total client transaction volume for the nine months ended December 31, 2018 exceeded $39 billion.

We continue our efforts to expand our market reach, increase our client base and provide our clientele the convenience of a state-of-the-art proprietary electronic trading platform. We currently have 73 retail brokerage and financial services offices located across Kazakhstan (16), Russia (34), Ukraine (13), Uzbekistan (8), Kyrgyzstan (1) and Germany (1) that provide a full array of financial services, investment consulting and education.

Financing Activities

During the nine months ended December 31, 2018, we placed United States dollar and Kazakhstani tenge denominated bonds of Freedom KZ in Kazakhstan in the amount of approximately $18.7 million net of repurchases. These bonds have fixed annual coupon rates of 8.00% or 11.5% and maturity dates ranging from January 2019 to May 2021. On January 23, 2019, we announced that we had retired KZT denominated debt securities which had a carrying value of $8.1 million including interest accrued of $0.4 million as of December 31, 2018.

Kazakhstan Stock Exchange

On February 4, 2019, we announced that the common stock of Freedom Holding Corp had been approved for listing on the Kazakhstan Stock Exchange (KASE) Alternative Market. The KASE was established in 1993 and is currently the leading stock exchange in the Central Asian region. It operates under a license issued by the National Bank of the Republic of Kazakhstan and is an affiliate member of the World Federation of Exchanges and member of the Federation of Euro-Asian Stock Exchanges. The KASE operates multiple financial markets including an equity and corporate bond market, government securities market, foreign exchange market, repo transaction market and derivatives market.

Financial Results

During the three and nine month periods ended December 31, 2018, we realized net income of approximately $8.9 million and $4.3 million, respectively, and basic and diluted earnings per share of $0.15, and $0.07, respectively. As a result of the weakening of our functional currencies against our reporting currency and the resulting foreign currency translation adjustment, net of tax, we realized foreign currency translation adjustments of approximately %5.6 million and $17.8 million respectively, resulting in comprehensive income of approximately $3.3 million and comprehensive loss of approximately $13.5 million, respectively during the three and nine months ended December 31, 2018.

All dollar amounts reflected under the headings “Results of Operations,” “Liquidity and Capital Resources,” and “Cash Flows” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands of U.S. dollars unless the context indicates otherwise.

Results of Operations

Three months ended December 31, 2018 compared to the three months ended December 31, 2017

The following quarter-to-quarter comparison of our financial results is not necessarily indicative of future results.

	Three Months Ended December 31, 2018		Three Months Ended December 31, 2017 (Recast)
	Amount	%*	Amount	%*
Revenues:
Fee and commission income	$12,274	47%	$2,454	(172%)
Net gain/(loss) on trading securities	11,641	44%	(8,108)	567%
Interest income	2,976	11%	2,991	(209%)
Net gain on derivatives	-	0%	867	(61%)
Net gain/(loss) on foreign exchange operations	(498)	(2%)	366	(25%)
Total revenue, net	26,393	100%	(1,430)	100%

Expenses:
Interest expense	3,180	12%	4,610	(322%)
Fee and commission expense	1,422	5%	855	(60%)
Operating expense	12,117	46%	6,696	(468%)
Other expense, net	229	1%	290	(21%)
Total expense	16,948	64%	12,451	(871)%

Net income/(loss) before income taxes	9,445	36%	(13,881)	971%
Income tax (expense)/benefit	(545)	(2%)	413	(29%)
Net income/(loss)	$8,900	34%	$(13,468)	942%

Other comprehensive income/(loss)
Changes in unrealized gain on investments available-for-sale	$-	0%	$(168)	12%
Foreign currency translation adjustments, net of tax	(5,596)	(21%)	3,131	(219%)
Comprehensive income/(loss)	$3,304	13%	$(10,505)	735%

* Reflects percentage of total revenues, net.

Revenue

We derive revenue primarily from gains realized from fee and commission income earned from our retail brokerage clients, underwriting and market making activities, our proprietary trading activities, and interest income.

	Three Months Ended December 31, 2018		Three Months Ended December 31 2017 (Recast)		Change
	Amount	%	Amount	%	Amount	%
Fee and commission income	$12,274	47%	$2,454	(172%)	$9,820	400%
Net gain/(loss) on trading securities	11,641	44%	(8,108)	567%	19,749	(244%)
Interest income	2,976	11%	2,991	(209%)	(15)	(1%)
Net gain on derivatives	-	0%	867	(61%)	(867)	(100%)
Net gain/ (loss) on foreign exchange operations	(498)	(2%)	366	(25%)	(864)	(236%)
Total revenue, net	$26,393	100%	$(1,430)	100%	$27,823	(1,946%)

During the three months ended December 31, 2018 and 2017, we realized total net revenue of $26,393 and net revenue loss of $1,430, respectively. Revenue during the three months ended December 31, 2018, was significantly higher than the three months ended December 31, 2017, primarily due to increased fee and commission income, and a net gain on our proprietary trading activities, which was only partially offset by a loss on foreign exchange operations during the three months ended December 31, 2018, compared to the three months ended December 31, 2017.

Fee and commission income. Fee and commission income consists principally of brokerage fees from customer trading and related banking services, underwriting and market making services and agency fees. During the three months ended December 31, 2018, fee and commission income was $12,274, compared to $2,454 during the three months ended December 31, 2017. This $9,820 increase in fees and commissions resulted primarily from the growth of our customer base, increased client transaction volume, and greater demand for the other services we offer.

  During the three months ended December 31, 2018, brokerage fees and commissions increased $8,627 as a result of increased client transaction volume. During the three months ended December 31, 2018, fees for bank services consisted primarily of wire transfer fees, commissions for payment processing and commissions for currency exchange operations. The $1,193 increase in fees and commission from banking services during the three months ended December 31, 2018, compared to the same period 2017 is attributable to the fact that we continue to grow our brokerage-related banking operations and opening new locations.

Net gain/(loss) on trading securities. Net gain/(loss) on trading securities reflects the gains and losses from trading activities in our proprietary trading accounts. Net gains or losses are comprised of realized and unrealized gains and losses. Gains or losses are realized when we close a position in a security and realize a gain or a loss on that position. U.S. GAAP requires that we reflect in our financial statements unrealized gains and losses on all our securities trading positions that remain open as of the end of each period. Fluctuations in unrealized gains or losses from one period to another may result from factors within our control, such as when we elect to close an open securities position, which would have the effect of reducing our open positions and, thereby potentially reducing the amount of unrealized gains or losses in a period. Fluctuations in unrealized gains and losses from period to period may occur as a result of factors beyond our control, such as fluctuations in the market prices of the open securities positions we hold. This may adversely affect the ultimate value realized from these investments. Unrealized gains or losses in a particular period may or may not be indicative of the gain or loss we will realize on a securities position when the position is closed. As a result, we may realize significant swings in gains and losses realized on our trading securities year-over-year and quarter-over-quarter. You should not assume that a gain or loss in any particular period is indicative of a trend.

During the three months ended December 31, 2018, we recognized a net gain on trading securities of $11,641, which included $7,523 of realized net gain and $4,118 of unrealized net gain compared to a net loss of $8,108 on trading securities for three months ended December 31, 2017, which included $152 of realized net gain and $8,260 of unrealized net loss. The primary contributing factors to our net gain on trading securities during the three months ended December 31, 2018, were increases in the share prices of several securities we held.

Interest income. During the three months ended December 31, 2018 and 2017, we recorded interest income from several sources: interest income on trading securities and on cash and cash equivalents held in financial institutions, reverse repurchase transactions and amounts due from banks. Interest income on trading securities consisted of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading accounts. During the three months ended December 31, 2018, we realized interest income of $2,976 compared to $2,991 for the three months ended December 31, 2017. The decrease in interest income of $15 was primarily due to an increase in interest income on trading securities in the amount of $442 and a decrease in interest income from reverse repurchase transactions in the amount of $512.

Net gain on derivatives. On December 28, 2016, Freedom RU entered into a derivative instrument agreement that included a call option feature for the purchase of shares held by Freedom RU. This call option was classified as a derivative liability in the Condensed Consolidated Balance Sheets and measured at each reporting period using the Black-Scholes model. The gain associated with this derivative instrument is recognized as gain on a derivative instrument in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income. In exchange for a $2,629 premium paid upfront, this derivative instrument granted the holder the right to purchase 11.8 million shares of a top rated Russian commercial bank - Sberbank on June 14, 2017, at a strike price $3.10 per share.

In connection with the transaction described in the preceding paragraph, we recorded a derivative liability of $495 as of March 31, 2017. On June 14, 2017, the derivative instrument expired unexercised by the option holder, and we recognized a gain on the derivative instrument of $490. We engaged in no similar transactions during the three months ended December 31, 2018.

Net gain/(loss) on foreign exchange operations. In accordance with US GAAP, we are required to revalue assets denominated in foreign currencies into our reporting currency, which is the United States dollar. During the three months ended December 31, 2018, we realized a net loss on foreign exchange operations of $498 compared to a $366 net gain on foreign exchange operations during the three months ended December 31, 2017. This change from a net gain to a net loss was due to: (i) the Kazakhstani tenge decreasing in value approximately 6% against the United States dollar during the period from September 30, 2018 to December 31, 2018, and (ii) a revaluation of corporate bonds issued by Freedom KZ indexed to the United States dollar which contributed $1,037 to the net loss on foreign exchange operations. These losses were partially offset by a $134 gain on foreign exchange operations as the result of revaluation of United States dollar denominated securities held by Freedom KZ during the three months ended December 31, 2018. As a result of the increase in Kazakhstani tenge denominated financial liabilities we held during the three months ended December 31, 2018, coupled with the aforementioned reduction in value of the Kazakhstani tenge against the United States dollar, we realized a $253 gain on foreign exchange revaluations. Additionally, during the period from September 30, 2018 to December 31, 2018, the value of the Russian ruble decreased approximately 6% against the United States dollar. As the result we realized a $104 gain on foreign exchange operations on revaluation of brokerage and other receivables indexed to the United States dollar. During the three months ended December 31, 2018, we also realized a net gain on foreign exchange operations of $106 due to a higher volume of cash and non-cash foreign exchange operations by the bank.

Expense

	Three Months Ended December 31, 2018		Three Months Ended December 31, 2017 (Recast)		Change
	Amount	%	Amount	%	Amount	%
Interest expense	$3,180	19%	$4,610	37%	$(1,430)	(31%)
Fee and commission expense	1,422	8%	855	7%	567	66%
Operating expense	12,117	72%	6,696	54%	5,421	81%
Other expense, net	229	1%	290	2%	(61)	(21%)
Total expense	$16,948	100%	$12,451	100%	$4,497	36%

During the three months ended December 31, 2018 and 2017, we incurred total expenses of $16,948 and $12,451, respectively. Expenses during the three months ended December 31, 2018, increased primarily as a result of our continued efforts to expand and grow our business and were only partially offset by lower interest expense and other expense, net.

Interest expense. During the three months ended December 31, 2018, we recognized total interest expense of $3,180, compared to $4,610 during the three months ended December 31, 2017. The decrease in interest expense totaling $1,430 was primarily attributable to lower volumes of short-term financing attracted by means of securities repurchase agreements by $2,030 and was partially offset by increased interest expense related to the issuance of debt securities and related interest expense totaling $229 and a $360 increase in interest expenses for customer deposits received.

Fee and commission expense. During the three months ended December 31, 2018, we recognized fee and commission expense of $1,422 compared to fee and commission expense of $855 during the three months ended December 31, 2017. The increase was associated with higher commission fees paid to the Central Depository, stock exchanges and brokerage fees to other brokers of $680 and for bank services in the amount of $296 and was partially offset by a decrease in custody bank services commissions of $465. The increases in fee and commission expense is primarily associated with expanded brokerage operations in Cyprus.

Operating expense. During the three months ended December 31, 2018, operating expense totaled $12,117 compared to operating expenses of $6,696 for the three months ended December 31, 2017. The increase was primarily attributable to higher general and administrative expenses related to growth in our operations, including a $2,621 increase in payroll expenses, a $1,077 increase in advertising expenses, a $656 increase in rent expense, a $311 increase in office maintenance, a $186 increase in expenses for communication services, a $153 increase in utilities expenses and a $55 increase in equity compensation expense for equity awards made to employees.

Income tax benefit/(expense)

We recognized net income before income tax of $9,445 during the three months ended December 31, 2018, and net loss before income tax of $13,881 during the three months ended December 31, 2017, respectively. During the three months ended December 31, 2018, we realized an income tax expense of $545 compared to an income tax benefit of $413 during the three months ended December 31, 2017. The change of the effective tax rates from 2.98% during the three months ended December 31, 2017 to 5.77% during the three months ended December 31, 2018, was the result of changes in the composition of the revenues we realized from our operating activities and the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate along with the incremental U.S. tax on Global Intangible Low-taxed Income (“GILTI”).

Comprehensive income

The functional currencies of our operating subsidiaries are the Russian ruble, Kazakhstani tenge, European euro, Ukrainian hryvnia and Uzbekistani sum. Our reporting currency is the United States dollar. Pursuant to US GAAP we are required to revalue our assets from our functional currencies to our reporting currency for financial reporting purposes. As a result of depreciation of the Russian ruble by 6% and the Kazakhstani tenge by 6% against the United States dollar we realized a foreign currency translation loss of $5,596 during the three months ended December 31, 2018, compared to a foreign currency translation gain of $3,131 during the three months ended December 31, 2017. The loss on foreign currency translation of $5,596 during the three months ended December 31, 2018, reduced our net income, resulting in a comprehensive income of $3,304. By comparison the gain on foreign currency translation during the three months ended December 31, 2017, helped offset our net loss during that period, resulting in a comprehensive loss of $10,505.

Results of Operations

Nine months ended December, 2018 compared to the nine months ended December 31, 2017

The following period-to-period comparison of our financial results is not necessarily indicative of future results.

	Nine Months Ended December 31, 2018		Nine Months Ended December 31, 2017 (Recast)
	Amount	%*	Amount	%*
Revenues:
Fee and commission income	$31,033	60%	$7,526	16%
Net gain on trading securities	12,669	24%	31,408	65%
Interest income	11,823	23%	6,778	14%
Net gain on derivatives	-	0%	687	1%
Net gain/(loss) on foreign exchange operations	(3,746)	(7%)	1,989	4%
Total revenues, net	51,779	100%	48,388	100%

Expenses:
Interest expense	11,471	22%	9,825	20%
Fee and commission expense	3,155	6%	1,647	3%
Operating expense	31,272	61%	14,149	30%
Other expense, net	581	1%	281	1%
Loss on disposal of subsidiary	15	0%	-	0%
Total expense	46,494	90%	25,902	54%

Net income before income taxes	5,285	10%	22,486	46%
Income tax expense	(1,009)	(2%)	(552)	(1%)
Net income	$4,276	8%	$21,934	45%

Other comprehensive income/(loss)
Changes in unrealized gain on investments available-for-sale	$-	0%	$(121)	0%
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	22	0%	-	0%
Foreign currency translation adjustments, net of tax effect	(17,836)	(34%)	(3,250)	(7%)
Comprehensive income/(loss)	$(13,538)	(26%)	$18,563	38%

* Reflects percentage of total revenues, net.

Revenue

As noted above, we derive revenue primarily from fee and commission income earned from our retail brokerage clients, underwriting and market making services, gains realized from our proprietary trading activities and interest income.

	Nine Months Ended December 31, 2018		Nine Months Ended December 31, 2017 (Recast)		Change
	Amount	%	Amount	%	Amount	%
Fee and commission income	$31,033	60%	$7,526	16%	$23,507	312%
Net gain on trading securities	12,669	24%	31,408	65%	(18,739)	(60%)
Interest income	11,823	23%	6,778	14%	5,045	74%
Net loss on derivatives	-	0%	687	1%	(687)	(100%)
Net gain/(loss) on foreign exchange operations	(3,746)	(7%)	1,989	4%	(5,735)	(288%)
Total revenue, net	$51,779	100%	$48,388	100%	$3,391	7%

During the nine months ended December 31, 2018 and 2017, we realized total net revenue of $51,779 and $48,388, respectively. Revenue during the nine months ended December 31, 2018, was higher than the nine months ended December 31, 2017, primarily due to realizing higher gains on fee and commission revenues and interest income during the period ended December 31, 2018, compared to the period ended December 31, 2017. These increases were partially offset by a decrease in net gain on trading securities and a net loss on foreign exchange operations during the nine months ended December 31, 2018.

Fee and commission income. Fees and commissions for brokerage services consisted principally of broker fees from customer trading, underwriting and market making services and agency fees. During the nine months ended December 31, 2018 and 2017, fees and commissions generated from brokerage and related banking services were $31,033 and $7,526, respectively, an increase of $23,507. This increase resulted primarily from the growth of our customer base, increased client transaction volume, and greater demand for the other services we offer.

During the nine months ended December 31, 2018, brokerage fees and commissions increased $20,833. During the nine months ended December 31, 2017, we engaged in significantly more underwriting and market making activities than during the nine months ended December 31, 2018, as a result fees and commissions realized from underwriting and market making services decreased by $925. Fees for bank services consist primarily of wire transfer fees, commissions for payment processing and commissions for currency exchange operations. We realized a $3,325 increase in fees and commission from banking services during the nine months ended December 31, 2018, compared to the same period 2017 as a result of continued growth in our brokerage-related banking operations and opening new locations.

Net gain on trading securities.  During the nine months ended December 31, 2018, we recognized a net gain on trading securities of $12,669, which included $22,292 of realized net gain and $9,623 of unrealized net losses compared to a net gain of $31,408 on trading securities for the nine months ended December 31, 2017, which included $10,745 of realized net gain and $20,663 of unrealized net gain. The primary contributing factors to our net gain on trading securities during the nine months ended December 31, 2018, were increases in the share price of several securities we held during that period.

Interest income. During the nine months ended December 31, 2018 and 2017, we recorded interest income from several sources: interest income on trading securities and on cash and cash equivalents held in financial institutions, reverse repurchase transactions and amounts due from banks. Interest income on trading securities consisted of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading accounts. During the nine months ended December 31, 2018, we realized interest income of $11,823 compared to $6,778 for the nine months ended December 31, 2017. The increase in interest income of $5,045 was primarily due to an increase in interest income on trading securities in the amount of $5,361 and a decrease in interest income from reverse repurchase transactions in the amount of $614.

Net gain on derivatives. As described above, on December 28, 2016, Freedom RU entered into a derivative instrument agreement that included a call option feature for the purchase of shares held by Freedom RU which resulted in us recording a derivative liability of $495 as of March 31, 2017. On June 14, 2017, the derivative instrument expired unexercised by the option holder, and we recognized a gain on the derivative instrument of $490. We engaged in no similar transactions during the nine months ended December 31, 2018.

Net gain/(loss) on foreign exchange operations.  During the nine months ended December 31, 2018, we realized a net loss on foreign exchange operations of $3,746 compared to a $1,989 net gain on foreign exchange operations during the nine months ended December 31, 2017. This change from a net gain to a net loss was due to the fact, that during the period from March 31, 2018 to December 31, 2018, the value of the Kazakhstani tenge decreased approximately 21% against the United States dollar. As a result of increasing the Kazakhstani tenge denominated financial assets we held during the nine months ended December 31, 2018, coupled with the aforementioned reduction in value of the Kazakhstani tenge against the United States dollar, we realized a $562 loss on foreign exchange revaluations, a $2,537 loss on the revaluation of corporate bonds issued by Freedom KZ indexed to the United States dollar, and a $1,206 loss on the revaluation of United States dollar denominated loans from JSC AsiaCredit Bank received by Freedom KZ. These losses were only partially offset by a $406 gain on foreign exchange operations as a result of revaluation of United States dollar denominated securities held by Freedom KZ during the nine months ended December 31, 2018.

Expense

	Nine Months Ended December 31, 2018		Nine Months Ended December 31, 2017 (Recast)		Change
	Amount	%	Amount	%	Amount	%
Interest expense	$11,471	25%	$9,825	38%	$1,646	17%
Fee and commission expense	3,155	7%	1,647	6%	1,508	92%
Operating expense	31,272	67%	14,149	55%	17,123	121%
Other expense, net	581	1%	281	1%	300	107%
Loss from disposal of subsidiary	15	0%	-	0%	15	0%
Total expense	$46,494	100%	$25,902	100%	$20,592	79%

During the nine months ended December 31, 2018 and 2017, we incurred total expenses of $46,494 and $25,902, respectively. Expenses during the nine months ended December 31, 2018, increased as a result of our continued efforts to expand and grow our business.

Interest expense. During the nine months ended December 31, 2018, we recognized total interest expense of $11,471, compared to total interest expense of $9,825 during the nine months ended December 31, 2017. The increase in interest expense totaling $1,646 was primarily attributable to increased interest expense for customer deposits received totaling $731, increased interest expense related to the issuance of debt securities totaling $466, a $329 increase in interest expense for loans received and increase in interest expense due to higher volumes of short-term financing attracted by means of securities repurchase agreements totaling $101.

Fee and commission expense. During the nine months ended December 31, 2018, we recognized fee and commission expense of $3,155, compared to fee and commission expense of $1,647 during the nine months ended December 31, 2017. The increase was associated with higher commission fees paid to the Central Depository, stock exchanges and brokerage fees to other brokers of $1,792 and for bank services in the amount of $447 and was partially offset by decrease in custody bank services commissions by $752. The increases in fee and commission expense is primarily associated with expanded brokerage operations in Cyprus.

Operating expense. During the nine months ended December 31, 2018, operating expense totaled $31,272 compared to operating expenses of $14,149 for the nine months ended December 31, 2017. The increase was primarily attributable to higher general and administrative expenses related to growth in our operations, including a $6,615 increase in payroll expenses, a $2,509 increase in advertising expenses, a $2,045 increase in rent expense, a $1,741 increase in equity compensation expense for equity awards made to employees, a $1,084 increase in office maintenance, a $332 increase in utilities expenses, a $321 increase in expenses for communication services, a $232 increase in depreciation and amortization expenses, and a $224 increase in professional services fees.

Income tax expense

We recognized net income before income tax of $5,285 and $22,486 during the nine months ended December 31, 2018, and 2017, respectively. During the nine months ended December 31, 2018 and 2017, we realized income tax expenses of $1,009 and $552, respectively. The change of the effective tax rates from 2.45% during the nine months ended December 31, 2017 to 19.09% during the nine months ended December 31, 2018, was the result of changes in the composition of the revenues we realized from our operating activities and the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate along with the incremental U.S. tax on GILTI.

Comprehensive income

Due to the depreciation of the Russian ruble by 21% and the Kazakhstani tenge by 21% against the United States dollar during the nine-month periods covered in this report, we realized a foreign currency translation loss of $17,836 during the nine months ended December 31, 2018, compared to a foreign currency translation loss of $3,250 during the nine months ended December 31, 2017. As a result of the factors discussed above, coupled with the significant increase in our foreign currency translation loss, during the nine months ended December 31, 2018, we realized a comprehensive loss of $13,538, compared to a comprehensive income of $18,563 during the nine months ended December 31, 2017.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet our potential cash requirements for general business purposes. Our operations are funded through a combination of existing cash on hand, cash generated from operations, proceeds from the issuance of common stock, proceeds from the sale of bonds of one of our subsidiaries, our credit facility and other borrowings and capital contributions from our controlling shareholder. Regulatory requirements applicable to our subsidiaries require each of them to maintain minimum capital levels.

As of December 31, 2018, we had cash and cash equivalents of $41,425 compared to cash and cash equivalents of $65,731, as of March 31, 2018. At December 31, 2018, we had total current assets (less restricted cash) of $252,936 and total current liabilities of $157,345, resulting in working capital of $95,591. By comparison, at March 31, 2018, we had total current assets (less restricted cash) of $308,024 and total current liabilities of $212,648, resulting in working capital of $95,376. As a result of the factors described in the following paragraphs, current assets and current liabilities were lower at December 31, 2018 compared to March 31, 2018, while working capital was largely unchanged.

Currency fluctuations during the periods discussed above led to a 21% reduction in the value of the Russian ruble and a 21% reduction in the value of the Kazakhstani tenge against the US dollar during the period from March 31, 2018 to December 31, 2018. As a result, in accordance with US GAAP, balance sheet items denominated in Russian rubles and Kazakhstani tenge had to be revalued. This caused us to realize a $3,746 net loss on foreign exchange operations and a foreign currency translation loss of $17,836 during the nine months ended December 31, 2018.

During the nine months ended December 31, 2018, we experienced a shift in the composition of our debt obligations. Our obligations under direct repurchase agreements denominated in Kazakhstani tenge, which bore interest at an average rate of 11.74%, decreased by $86,594 from March 31, 2018 to December 31, 2018. During the same period, we issued $18,713 Freedom KZ bonds denominated in Kazakhstani tenge and United States dollars. The bonds denominated in Kazakhtani tenge have a coupon rate of 11.5% and the bonds denominated in United States dollars have a coupon rate of 8%. We also received non-bank loans denominated in Kazakhstani tenge of $3,875 which bear interest at a rate of 3%. During the nine months ended December 31, 2018, shareholders made capital contributions of $245.

As of December 31, 2018, the value of the trading securities held in our proprietary trading account totaled $154,542 compared to $212,595 at March 31, 2018. This reduction in trading securities was primarily attributable to the sale of trading securities, and revaluations resulting from the weakening of the Russian ruble and Kazakhstani tenge against the United States dollar. As of December 31, 2018, $92,147 worth of trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $209,088 subject to securities repurchase obligations and pledge loans received as of March 31, 2018. Of our $41,425 in cash and cash equivalents at December 31, 2018, $11,466 was subject to reverse repurchase agreements compared to $27,389 at March 31, 2018.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as other factors, including the amount of available liquid capital (i.e., the amount of their cash and cash equivalents not invested in our operating business). While we are confident in the risk management monitoring and management processes we have in place, a significant portion of our trading securities and cash and cash equivalents are subject to collateralization agreements. This significantly enhances our risk of loss in the event financial markets move against our positions. When this occurs our liquidity, capitalization and business can be negatively impacted. Because of the amount of leverage we employ in our proprietary trading activities, coupled with our strategy to at times take large positions in select companies or industries, our liquidity, capitalization, projected return on investment and results of operations can be significantly affected when we misjudge the impact of events, timing and liquidity of the market for those securities.

As of December 31, 2018, approximately $59,000 of our proprietary trading account was invested in the securities of a single company. We invested in this security based on our analysis that this company is significantly undervalued and presents a good investment opportunity. As of the date of this report, this position remains open. Based on the size of the position and the leveraging we have employed to maintain it, our liquidity, capitalization, projected return on investment and results of operations could be significantly negatively affected if our analysis of this investment opportunity and/or market conditions, including our ability to liquidate the position as needed, proves to be incorrect.

We have pursued an aggressive growth strategy during the past several years, and we anticipate continuing efforts to rapidly expand the footprint of our financial services business in Eastern Europe and Central Asia. While this strategy has led to revenue growth it also results in increased expenses and greater need for capital resources. Further growth and expansion may require greater capital resources than we currently possess, which could require us to pursue additional equity or debt financing from outside sources. We cannot assure that such financing will be available to us on acceptable terms, or at all, at the time it is needed.

We believe that our current cash and cash equivalents, cash expected to be generated from operating activities, and forecasted returns from our proprietary trading will be sufficient to meet our working capital needs for the next 12 months. We continue to monitor our financial performance to ensure adequate liquidity to fund operations and execute our business plan.

Cash Flows

The following table presents our cash flows for the nine months ended December 31, 2018 and 2017:

	For the nine months ended December 31, 2018	For the nine months ended December 31, 2017 (Recast)

Net cash flows from/used in operating activities	$45,879	$(90,235)
Net cash flows used in investing activities	(6,048)	(3,004)
Net cash flows used in/from financing activities	(48,808)	112,226
Effect of changes in foreign exchange rates on cash and cash equivalents	(10,188)	(1,192)

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$(19,165)	$17,795

Net cash from operating activities during the nine months ended December 31, 2018, was $45,879.  By comparison, during the nine months ended December 31, 2017, net cash used in operating activities was $90,235.  This was primarily because of changes in operating assets and liabilities, including a $28,968 increase in brokerage and other receivables. These changes were only partially offset by a $32,620 increase in customer liabilities, a $14,277 decrease in trading securities, a $5,644 decrease in loans issued, and a $4,931 increase in trade payables.

During the nine months ended December 31, 2018, net cash used in investing activities was $6,048 compared to net cash used in investing activities of $3,004 during the nine months ended December 31, 2017. Cash used in investing activities during the nine months ended December 31, 2018, was primarily used for the acquisition of Asyl in the amount of $2,240 and for purchases of fixed assets, net of sales, of $4,043 which was partially offset by cash received from the sale of available-for-sale securities, at fair value of $235.  Cash used in investing activities during the nine months ended December 31, 2017, was primarily used to purchase available-for-sale securities, at fair value of $3,814 and fixed and intangible assets, net of sales of $990, which was partially offset by cash received in connection with the acquisitions of Asyl and Nettrader in the amount of $1,800.

During the nine months ended December 31, 2018, net cash used in financing activities was $48,808 compared to net cash from financing activities of $112,226 during the nine months ended December 31, 2017. Net cash from financing activities during the nine months ended December 31, 2018, consisted principally of repurchase of securities repurchase agreement obligations in the amount of $65,238, proceeds from loans received in the amount of $5,615 and repayment of loans received in the amount of $8,143, proceeds from issuance and repurchase of debt securities of Freedom KZ in the amount of $22,059 and $3,346, respectively, and capital contributions to the Company in the amount of $245. By comparison, net cash flows from financing activities during the nine months ended December 31, 2017, consisted principally of proceeds from securities repurchase agreement obligations in the amount of $81,421, private placement proceeds of $11,045, capital contributions to the Company in the amount of $8,594 and proceeds from issuance of debt securities of Freedom KZ and Asyl in the amount of $13,594, which was partially offset by repurchase of debt securities in the amount of $2,428.

Contractual Obligations and Contingencies

See Note 20 - Commitments and Contingent Liabilities for information regarding our significant contractual obligations and contingencies at December 31, 2018.

Off-Balance Sheet Financing Arrangements

As of December 31, 2018, we had no off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the 2013 framework of the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in timely alerting them to information required to be included in our periodic filings with the Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the three months ended December 31, 2018, we implemented internal controls to ensure we adequately evaluate our contracts and properly assessed the impact of the new accounting standards related to revenue recognition to facilitate its implementation. There were no significant changes to our internal control over financial reporting due to the adoption of the new revenue recognition standards.

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

From time to time, our subsidiaries are party to various routine legal proceedings, claims, and regulatory inquiries arising out of the ordinary course of their business. Management believes that the results of these routine legal proceedings, claims, and regulatory matters will not have a material adverse effect on our financial condition, or on our operations and cash flows. However, we cannot estimate the legal fees and expenses to be incurred in connection with these routine matters and, therefore, are unable to determine whether future legal fees and expenses will have a material impact on our operations and cash flows. It is our policy to expense legal and other fees as incurred.

Item 1A. Risk Factors

We believe there are no additions to the risk factors disclosed in our annual report on Form 10-K for the year ended March 31, 2018, filed with the Commission on June 29, 2018.

Item 5. Other Information

As reported on the Current Report on Form 8-K we filed with the Commission on February 6, 2019, our board of directors adopted certain amendments to our By-Laws on February 4, 2019. Among the amendments were changes to the advance notice of stockholder nominations and proposals provision and the proxy access provision of the By-Laws to bring them up-to-date with current practice. Following is a description of the revised procedures by which security holders may recommend nominees to our board of directors.

Any stockholder desiring to present a proposal for inclusion in our proxy statement for the 2019 Annual Meeting of Stockholders must deliver the proposal to the Secretary at the address below not later than June 23, 2019. However, if the date of our 2019 Annual Meeting of Stockholders is changed by more than 30 days before or 60 days after the anniversary date of the previous year’s meeting, then we will disclose the new deadline in a document filed with the SEC. Proposals that comply with the requirements of Rule 14a-8 under the Exchange Act may be included in our proxy statement for the 2019 Annual Meeting. In order for proposals of stockholders made outside of Rule 14a-8 under the Exchange Act to be considered “timely” within the meaning of Rule 14a-4(c) under the Exchange Act, such proposals must be received by the Secretary at the address below by March 29, 2019 (subject to the discussion below).

To submit a proposal for inclusion in the proxy statement, the stockholder must comply with the procedures specified in our By-Laws. The By-Laws, which are available upon request from the Secretary, require all stockholders who intend to make proposals at an annual meeting of stockholders to submit their proposals to the Secretary not fewer than 90 and not more than 120 days before the anniversary date of the previous year’s annual meeting of stockholders. The By-Laws also provide that nominations for director may only be made by the Board of Directors (or an authorized Board committee) or, unless made under the proxy access provisions of the By-Laws described below, by a stockholder of record entitled to vote who sends notice to the Secretary not fewer than 90 nor more than 120 days before the anniversary date of the previous year’s annual meeting of stockholders. Any such nomination by a stockholder must comply with the procedures specified in our By-Laws. To be eligible for consideration at the 2019 Annual Meeting, proposals which have not been submitted by the deadline for inclusion in the proxy statement and any nominations for director other than those under the proxy access provisions of the By-Laws must be received by the Secretary between May 24, 2019 and June 23, 2019. However, if we hold our annual meeting on a date that is not within 30 days before or 60 days after the anniversary date of the previous year’s annual meeting of stockholders, we must receive the notice no later than the close of business on the tenth day following the first date of public disclosure, by means of a press release or filing made with the SEC, of the date of such meeting.

In addition, our By-Laws provide that, under certain circumstances, a stockholder or group of stockholders may include director candidates that they have nominated in our annual meeting proxy materials. The proxy access provisions of the By-Laws provide, among other things, that a stockholder or group of up to 20 stockholders seeking to include director candidates in our annual meeting proxy materials must own 3% or more of our outstanding common stock continuously for at least the previous three years. The number of stockholder-nominated candidates appearing in any annual meeting proxy statement cannot exceed 20% of the number of directors then serving on the Board. If the 20% calculation does not result in a whole number, the maximum number of stockholder nominees included in our proxy statement would be the closest whole number below 20%. If the number of stockholder-nominated candidates exceeds 20%, each nominating stockholder or group of stockholders may select one nominee for inclusion in our proxy materials until the maximum number is reached going in order of the amount (greatest to least) of our shares of common stock held by each nominating stockholder or group of stockholders. The nominating stockholder or group of stockholders also must deliver the information required by our By-Laws and comply with the procedures specified therein, and each nominee must meet the qualifications required by the By-Laws. Requests to include stockholder-nominated candidates in our proxy materials for the 2019 Annual Meeting must be received by the Secretary no earlier than April 25, 2019 and no later than May 24, 2019.

All submissions to the Secretary should be made to:

Freedom Holding Corp.
1930 Village Center Cir. #3-6972
Las Vegas, Nevada 89134
Attention: Adam Cook, Secretary

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
101
The following Freedom Holding Corp, financial information for the periods ended December 31, 2018, formatted in XBRL (eXtensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements.
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

FREEDOM HOLDING CORP.

Date:	February 12, 2019	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date:	February 12, 2019	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer