Form 10-K
period 2019-03-31
Freedom Holding Corp.
filed 2019-06-14
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number 001-33034

FREEDOM HOLDING CORP.
(Exact name of registrant as specified in its charter)

Nevada	30-0233726
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

“Esentai Tower” BC, Floor 7 77/7 Al Farabi Ave
Almaty, Kazakhstan	050040
(Address of principal executive offices)	(Zip Code)

+7 727 311 10 64
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered under Section 12(g) of the Act: Common, $0.001 par value

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
☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)
☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $128,059,471.

As of June 12, 2019, the registrant had 58,093,212 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended March 31, 2019.

FREEDOM HOLDING CORP.

Unless otherwise specifically indicated or as is otherwise contextually required, references herein to the “Company”, “we”, “our” or “us” means Freedom Holding Corp. a Nevada corporation and its consolidated subsidiaries, as well as any predecessor entities.Unless the context indicates otherwise all dollar amounts stated in this Annual Report on Form 10-K (“annual report”) are in thousands of U.S. dollars.

Special Note about Forward-Looking Information

Certain information included in this annual report, including (without limitation) “Business” in Item 1 of Part I, “Risk Factors” in Item 1A of Part I, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this annual report, contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking information involves important risks and uncertainties, many of which may be beyond our control, that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein.

All statements other than statements of historical fact are statements that could be forward-looking. You can recognize these statements through our use of words such as “anticipate,” “believe,” “continue, ” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will” and “would,” and other similar expressions. Such statements are subject to known and unknown risks, uncertainties, and other factors, including the meaningful and important risks and uncertainties discussed in this annual report. These forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management and apply only as of the date of this annual report or the respective date of the document from which they incorporate by reference.

Any number of factors could cause the forward-looking statements not to come true as described in this annual report, including those described in “Risk Factors” in Item 1A of Part I and elsewhere in this annual report and those described from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”). These forward-looking statements are only predictions and are inherently subject to risks and uncertainties, many of which cannot be quantified. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Undue reliance should not be placed on these forward-looking statements. While we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Neither we nor any other person assumes any responsibility for the accuracy or completeness of these forward-looking statements or undertakes any obligation to revise these forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events except as required by law.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this annual report and in our other filings with the SEC.

PART I

Item 1.
Business

OVERVIEW

Freedom Holding Corp. (referred to herein as the “Company”, “FRHC”, “we” “our” and “us”) is a corporation organized in the United States under the laws of the State of Nevada that owns several operating subsidiaries that engage in a broad range of activities in the securities industry, including retail securities brokerage, research, investment counseling, securities trading, market making, corporate investment banking and underwriting services in Eastern Europe and Central Asia. The Company is headquartered in Almaty, Kazakhstan, with supporting administrative office locations in Russia, Cyprus and the United States.

We own directly, or through subsidiaries, the following companies: LLC Investment Company Freedom Finance, a Moscow, Russia-based securities broker-dealer; LLC FFIN Bank, a Moscow, Russia-based bank; JSC Freedom Finance, an Almaty, Kazakhstan-based securities broker-dealer; Freedom Finance Cyprus Limited, a Limassol, Cyprus-based broker-dealer; LLC Freedom Finance Ukraine, a Kiev, Ukraine-based broker-dealer; LLC Freedom Finance Uzbekistan, a Tashkent, Uzbekistan-based broker-dealer; Freedom Finance Germany TT GmbH (“Freedom GE”), a Berlin-based tied agent of Freedom CY;and FFIN Securities, Inc., a Nevada corporation.

Through our companies we are professional participants on the Kazakhstan Stock Exchange (KASE), Astana International Exchange (AIX), Moscow Exchange (MOEX), Saint-Petersburg Exchange (SPB), the Ukrainian Exchange, and the Republican Stock Exchange of Tashkent (UZSE). Our Cyprus brokerage office serves to provide our clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S. and European securities markets, which under the regulatory regimes of many jurisdictions where we operate do not currently allow investors direct access to international securities markets.

We operate under various securities licenses in the jurisdictions where we conduct business, plus we have a banking license in Russia that allows us to expand the types of financial services we provide to our Russian clientele. We are not registered with the SEC as a broker/dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) nor as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). We are a member of the Russian National Association of Securities Market Participants (“NAUFOR”), a statutory self-regulatory organization with wide responsibility in regulation, supervision and enforcement of its broker-dealer, investment banking, commercial banking and other member firms in Russia. Freedom KZ is a member of the Association of Financiers of Kazakhstan in Kazakhstan. Freedom UA is a member of the Professional Association of Capital Market participants and Derivatives (PARD) in Ukraine. FFIN Bank is a member of the National Financial Association in Russia.

Our Cyprus operations are conducted in Limassol, Cyprus where we are licensed to receive, transmit and execute customer orders, establish custodial accounts, engage in foreign currency exchange services and margin lending, and trade our own investment portfolio. Through our Cyprus office we provide transaction handling and intermediary services to our offices requiring access to securities markets in the U.S. and Europe.

RETAIL BROKERAGE SERVICES

We provide a comprehensive array of financial services to our target retail audience which is upper middle class individuals and businesses seeking to diversify their investment portfolios to manage economic risk associated with political, regulatory, currency, banking, and national uncertainties. Our clients also include other broker-dealers. Clients are provided online tools and retail locations to establish accounts and conduct securities trading on transaction-based pricing. We market to our customer demographic through a number of channels, including telemarketing, training seminars and investment conferences, print and online advertising using social media, mobile app and search engine optimization activities.

We serviced more than 115,000 client accounts of which more than 70% carried positive cash or asset account balances at our fiscal year ended March 31, 2019. During the same period customer accounts increased by approximately 54,000 as a result of acquisitions and efforts to grow our customer base. Our total client transaction volume for the year exceeded $59 billion and approximately 7 million trading transactions. Total client assets are approximately $1.3 billion, of which approximately 60% is invested in the U.S. markets and approximately 40% is invested in clients’ local and regional markets. Internally, we designate “active accounts” as those in which one transaction occurs per quarter. During fiscal 2019 we had approximately 22,200 active accounts. The average client portfolio has a value of approximately $8,000.

We have accelerated our growth through several strategic acquisitions which has enabled us to expand our market reach, increase our client base and provide our clientele the convenience of both a state-of-the-art proprietary electronic trading platform, Tradernet, and 76 retail brokerage and financial services offices located across Kazakhstan (16), Kyrgyzstan (1), Russia (36), Uzbekistan (8), Ukraine (13), Cyprus (1) and Germany (1) that provide our full array of financial services, investment consulting and education. In Russia 15 brokerage and financial services offices also provide banking services to firm customers.

Tradernet provides clients a browser-based desktop application and, in some countries, a supporting mobile app to facilitate trading activity. Tradernet provides clients with trading capabilities and access to the KASE, AIX, Ukrainian Exchange, MOEX, SPBEX, NYSE, NASDAQ, LSE, CME, Hong Kong Stock Exchange and Deutsche Börse. Additionally, Tradernet allows clients to monitor and manage all aspects of their personal accounts and participate in our client social network.

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

In Russia we augment our retail brokerage services with banking services conducted in rubles and foreign currencies for individuals and legal entities. In accordance with federal law in Russia, the Deposit Insurance Agency of Russia insures 100% of deposits of individuals up to 1.4 million Russian rubles (approximately $21,600 as of March 31, 2019). We generate revenue by providing services that include money transfers, foreign currency exchange, interbank lending, deposits, settlements and escrow services. Currently, we focus our banking services to support our securities brokerage customers. We are an authorized Visa/MasterCard issuer, and a participant in the Mir payment system in Russia. We issue multi-currency cards. We have introduced internet banking and mobile applications for Android/iOS for companies and individuals. In addition, we offer clients several investment and structured banking products (insured deposits with option features and currency risk hedging products).

Margin Lending — We extend credit to customers, collateralized by securities and cash in the customer’s account, for a portion of the purchase price, and we receive income from interest charged on such extensions of credit. The customer is charged for such margin financing at interest rates established by us.

Investor Education— We provide a variety of investment education and training courses to clients. We do not engage in asset or portfolio management nor do we engage in discretionary trading in our client account investment advisory services. Our clients are provided online access to tools that enable them to manage and monitor their accounts and portfolio performance via Tradernet.

Investment Research —  We employ 13 securities analysts that conduct equity and debt research covering a number of individual securities worldwide. We provide regular research reports, notes and earnings updates to our clients. The research department supports our clients and sales department with equity and fixed-income research focused on the Kazakhstani, Ukrainian, Russian and US markets. Our research reports focus primarily on large, liquid public companies along with other linked commodities and currency markets. Our research reports are based on fundamental valuation and are typically issued on a quarterly-basis or when significant events occur. Our analysts also perform analysis of fixed-income securities and portfolios and provide research and analysis of market forecasts and macroeconomic conditions for certain industries.

CAPITAL MARKETS

Our success and growth in retail securities brokerage has allowed us to extend our activities and participation in the capital markets.

Investment Banking

We have established a team of investment banking professionals in Almaty and Moscow. Our investment banking division provides strategic advisory services and capital markets products. Our investment banking team focuses on certain sectors including consumer and business services, energy, financial institutions and real estate, technology, media and communications. Our investment banking activities are concentrated in Kazakhstan, Russia and Uzbekistan where the governments continue to privatize industries, but commercial banks concentrate their services on large enterprises or state-owned enterprises. In these countries, the commercial lending sources also impose loan structures and debt covenants that exclude many companies. This has created growing interest and demand in our services. To date our activities have been underwriting of debt and equity offerings on “best efforts” and firm underwriting bases.

Equities Capital Markets —  We provide capital raising solutions for corporate clients through initial public offerings and follow-on offerings. We focus on companies in growth industries and participate as market makers in our underwritten securities offerings after the initial placements of shares.

Debt Capital Markets — We offer a range of debt capital markets solutions for emerging growth and small market companies. We focus on structuring and distributing private and public debt, for various purposes including buyouts, acquisitions, growth capital financings, and recapitalizations. In addition, we participate in bond financings for both sovereign and corporate emerging market issuers.

Proprietary Trading and Investment Activities

In the regular course of our business, we take securities positions as a market maker and/or principal to facilitate customer transactions and for investment purposes. In making markets and when trading for our own account, we expose our own capital to the risk of fluctuations in market value. Investment decisions are determined in accordance with internal policy and recommendations of our internal investment committees. The size of our securities positions vary substantially based upon economic and market conditions, allocations of capital, underwriting commitments and trading volume. Additionally, we intend to move part of our proprietary trading portfolio to fixed income instruments. Also, the aggregate value of inventories of securities which we may carry is limited by the Net Capital Rule as in effect in the jurisdictions where we conduct our business. See “Regulatory Capital Requirements” herein and “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of Part II of this annual report.

Repurchase and Reverse Repurchase Agreements

Additionally, through the use of securities sold under agreements to repurchase and securities purchased under agreements to resell, we act as an intermediary between borrowers and lenders of short-term funds and provide funding for various inventory positions. We also employ repurchase and reverse repurchase agreements in our proprietary trading activities. For additional information regarding our repurchase and reverse repurchase activities see “Securities reverse repurchase and repurchase agreements” in Note 2 – Summary of Significant Accounting Policies and Note 18- Securities Repurchase Agreement Obligations of our consolidated financial statements. All references to our “consolidated financial statements” are to “Financial Statements and Supplementary Data” in Item 8 of Part II of this annual report.

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

At March 31, 2019, the Company employed 1,141 employees (1,064 full-time and 77 part-time), of whom 514 were retail financial advisers, 434 were operations personnel, 13 were research and securities analysts, 8 were capital markets team, 52 were MIS and IT systems personnel and 120 were administrative personnel.

COMPETITION

We face aggressive competition in each of the markets where we offer our services. We compete with international, regional and local brokerage, banking, and financial services firms that offer an array of financial products and services. The brokerage and financial service firms with which we principally compete for customers include: (i) BrokerCreditService and Finam in Russia; (ii) Halyk Finance, Sky Bridge Invest and First Heartland Securities in Kazakhstan; (iii) BrokerCreditService, Otkrytie and Zerich in Cyprus; (iv) Dragan Capital, Univer Capital and Investment Capital Ukraine in Ukraine; and (v) DALAL STANDARD, Portfolio Investments and TAT REESTR in Uzbekistan. While there are many large banks in Russia, FFIN Bank has identified its principal banking competitors as Tinkoff, BCS, Bank Otkritie and Finam.

Many of the firms with which we compete are larger, provide additional and more diversified services and products, provide access to more international markets, and have greater technical, and financial resources. We leverage competitive advantages we have developed, including our extensive experience in providing local investors access to the U.S. and European securities markets, our ability to deliver high quality analytical information and our focus on providing convenient, high tech user friendly access to our services and the markets. We also believe we provide our customers advantages in their regional markets, particularly in the area of access to participation in IPOs of foreign issuers and well-known global companies. We have also been an active participant in various privatization programs, which has allowed us to develop expertise and a prominent reputation in the public placement of securities of local issuers in the regions where we operate.

BUSINESS CONTINUITY PLAN

We identify business continuity as the capability to continue the delivery of services to our clients, employees and various business partners and counterparties at acceptable predefined levels following a disruption that may occur in one or more business activities and/or in one or more operating locations due to local, national or regional disasters, or due to failure of one or more components of information technology infrastructure, including proprietary or self-developed information system, databases, software and hardware that we operate to provide such service. Since our operations are conducted through our subsidiary companies, our business continuity plans are developed locally by our subsidiaries to cover key business areas, provide contingency plans for IT infrastructure and communication to employees, clients and counterparties. Our operating subsidiaries in each geographical location rely on local public utilities for electric power with additional electric generator back up (if available). For telephone, internet and data center services besides primary on-site, we engage where available back up providers. All of these service providers have assured management of our subsidiary companies that they have plans for providing continued service in the case of an unexpected event that might disrupt their services. At the same time, our business continuity plans have little impact if a failure occurs from disruption of third-party service providers that cannot be replaced in a reasonable time by another provider due to uniqueness or special services, such as stock exchanges, depositories, clearing houses, clearing firms or other financial intermediaries used to facilitate our securities transactions. For this purpose, our subsidiaries have established constant and ongoing communication with the service providers to ensure timely receipt of data about their planned and actual activities. We are in process of developing uniformity across our subsidiaries to address business continuity by pursuing a standard for business continuity that will conclude ISO 22301 Societal security - Business continuity management systems.

CYBERSECURITY

Cybersecurity continues to be a growing priority for companies of all sizes, across all industries, especially in the financial services industry. Development of internet, cloud technologies and remote access to services has increased the risk of personal/sensitive/confidential data theft, unauthorized access to systems and databases, and interruption of business services to unprecedented levels. Recent security incidents have demonstrated the problematic element of cybersecurity is the constantly evolving nature of security risks, as new threats appear on a daily basis and bad actors are taking malware to new levels of sophistication and impact. Ransomware, malware, social engineering and phishing are key cybersecurity threats today. Traditional antivirus and next-generation antivirus are primarily designed to block file-based malware through scanning files on disk and quarantining malicious executables. Cybersecurity attacks have evolved to bypass antivirus protection through widespread adoption of fileless delivery techniques. Advisory organizations and regulatory bodies are requiring companies to provide more proactive, adaptive and sophisticated defenses. They also recommend a shift toward continuous monitoring and real-time assessment. We conduct ongoing planning and control of crucial areas of our business to detect and prevent cyber-attacks and to mitigate the risks of service disruption, loss of client, financial, confidential and other data with restricted or limited access. We are planning to implement additional standards that will be based on, but not limited to, ISO/IEC 27001 Information security management standards. See Risk Factors – “Interruptions in the proper functioning of our information technology, or “IT” systems, including from cybersecurity threats, could disrupt operations and cause unanticipated increases in costs or decreases in revenues, or both” “Risk Factors” in Item 1A of this annual report.

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

The regulatory authorities in each jurisdiction where we operate establish minimum net capital requirements we must meet to maintain our licensure to conduct the brokerage and/or banking services we provide. These minimum net capital requirements currently range from approximately $30,000 to $4,635,000 and fluctuate depending on various factors. In the event we fail to maintain minimum net capital, we may be subject to fines and penalties, suspension of operations, and disqualification of our management from working in the industry.

Compliance with minimum capital requirements could limit our expansion into activities and operations that require significant capital. Minimum capital requirements could also restrict our ability to transfer funds among our subsidiaries.

Violations of securities, banking, anti-money laundering and financing of terrorism laws, rules and regulations can subject us to a broad range of disciplinary actions including imposition of fines and sanctions, other remedial actions, such as cease and desist orders, removal from managerial positions, loss of licensing, and civil and criminal proceedings.

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

The United States has entered into intergovernmental agreements with a number of countries establishing mutually agreed-upon rules for the implementation of the data sharing requirements of FATCA. It has not, however, entered into such an agreement with Russia. As a result, Russia adopted legislation to allow financial institutions to share foreign taxpayer data with foreign tax authorities, such as the IRS, without breaching Russian data protection and confidentiality laws. The Russian legislation sets forth extensive rules relating to when and how the financial institution may gather and share foreign taxpayer information. The Russian legislation establishes extensive monitoring procedures requiring, among other things, the notification to various Russian state bodies by the financial institution of registration with a foreign tax authority, receipt of requests for foreign taxpayer data, and the delivery to Russian state bodies of foreign taxpayer data prior to delivery to a foreign tax authority. Under the legislation, Russian regulators retain the right to prohibit disclosure of foreign taxpayer information in certain instances. Failure to comply with the Russian legislation may result in monetary fines for the financial institution and its officers. Because of the lack of an agreement between the U.S. and Russia establishing mutually agreed-upon guidelines for data sharing, inconsistencies in the two legal regimes exist, which can place financial institutions in Russia, such as Freedom RU and FFIN Bank, in the position of having to decide whether to comply with Russian legislation or with FATCA. For example, under Russian legislation, a financial institution may share foreign taxpayer data only with the consent of the foreign taxpayer, and even when consent is given, Russian regulators may, in certain circumstances, prohibit disclosure. There is no exemption for foreign financial institutions from the FATCA disclosure requirements. Similarly, FATCA generally requires foreign financial institution to withhold 30% of designated payments. However, the Russian legislation does not grant financial institutions the authority to act as a withholding agent for a foreign tax authority. The Russian legislation does allow financial institutions to decline to provide services to foreign taxpayers.

Cyprus, Kazakhstan, Ukraine and Uzbekistan have entered into Model 1 intergovernmental agreements with the United States containing provisions regulating the process for financial institutions in these countries to collect information on U.S. taxpayer accounts and provide that information to the IRS. In general, the requirements of the agreements concern the analysis of new and existing customer accounts to identify U.S. taxpayers. The agreement requires financial institutions in these countries to identify their clients and analyze their products to identify the accounts of customers affected by FATCA and collect all necessary information to classify those accounts in compliance with the requirements of FATCA. After classifying the accounts, financial institutions are obligated to regularly present information, including name, taxpayer identification number, and account balance, to the local tax authorities for transfer to the IRS. The agreements also address when financial institutions in these countries are required to withhold taxes to be remitted to the IRS. Pursuant to these intergovernmental agreements, our subsidiaries in these countries are required to obtain client documentation associated with the indicia of his, her, or its U.S. tax residency status as well as related account information in order to report accordingly.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers as of June 12, 2019:

Name	Age	Position
Timur Turlov	31	Chief Executive Officer and Chairman of the Board
Askar Tashtitov	40	President
Evgeniy Ler	36	Chief Financial Officer

Timur Turlov – Mr. Turlov has served as the chief executive officer and chairman of the board since November 2015. He graduated from Russia State Technic University (named after Tsiolkovsky) in 2009 with a Bachelor of Science degree in economics and management. Mr. Turlov has more than 10 years of experience in various areas in the international securities industry. From July 2013 to July 2017, Mr. Turlov served as the Advisor to the Chairman of the Board of JSC Freedom Finance (“Freedom KZ”). In that capacity, Mr. Turlov was primarily responsible for strategic management, public and investor relations events, investment strategy, sales strategy, and government relations. In July 2017, Mr. Turlov became Chairman of the Board of Directors of Freedom KZ. He has also served as the General Director of LLC IC Freedom Finance (“Freedom RU”), since August 2011. As the General Director, Mr. Turlov is responsible for establishing Freedom RU’s strategic goals, including acquisition and retention of large clients, sales strategy and company development. From May 2012 through January 2013, Mr. Turlov served as the Chairman of the Board of Directors of JSC Nomad Finance where he oversaw business set up and acquisition of large clients. From July 2010 through August 2011, Mr. Turlov was employed as the Vice Director of the International Sales Department of Nettrader LLC. In this capacity, his major responsibilities included consulting to set up access to foreign markets, trading, back office, and internal accounting functions. Mr. Turlov also owns interests in other businesses, including other securities brokerage firms that are not subsidiaries of the Company.

Askar Tashtitov – Mr. Tashtitov has served as president of the Company since June 2018 and as a director of the Company since May 2008 and was employed with BMB Munai, Inc., the predecessor of the Company, from 2004 through 2015, serving as the president from May 2006 to November 2015. Mr. Tashtitov earned a Bachelor of Arts degree from Yale University majoring in economics and history in 2002. Mr. Tashtitov passed the AICPA Uniform CPA Examination in 2006.

Evgeniy Ler – Mr. Ler has served as the chief financial officer of the Company since November 2015. Prior to that time, he served as chief financial officer of BMB Munai, Inc., the predecessor of the Company from April 2009 to November 2015. Mr. Ler joined BMB Munai in 2006 and served in several capacities including finance manager and reporting manager before being appointed chief financial officer. From September 2011 to December 2012, Mr. Ler also served as a Deputy Director for Emir Oil, LLP, a wholly-owned subsidiary of BMB Munai. Before joining BMB Munai, from 2002 to 2006, Mr. Ler was employed by Deloitte & Touche where he held the position of senior auditor in the Financial Services & Industries Group, Audit. In that position, he led large engagements for banks, financial institutions, and oil and gas companies. In 2003, Mr. Ler was awarded a Bachelor’s degree in financial management from the Kazakh-American University located in Almaty, Kazakhstan. Mr. Ler was awarded licensure as a U.S. CPA in November 2013.

There are no arrangements or understandings between any of our executive officers and any other person pursuant to which such individual was selected as an executive officer.

AVAILABLE INFORMATION

Our investor relations website is located at www.freedomholdingcorp.com. We are subject to the reporting requirements of the Exchange Act. Reports filed with or furnished to the SEC pursuant to the Exchange Act, including annual and quarterly reports, are available free of charge, through our website. Our corporate governance policies, code of ethics and Board committee charters are also posted on our investor relations website. The content of our website is not intended to be incorporated by reference into this annual report or in any other report or document that we file. We make them available on our website as soon as reasonably possible after we file them with the SEC. The reports we file with or furnish to the SEC are also available on the SEC’s website (www.sec.gov).

We maintain our U.S. administrative offices at 324 South 400 West, Suite 250, Salt Lake City, Utah 84101. Our telephone number in the United States is (801) 355-2227.

Item 1A.   Risk Factors

This annual report contains forward-looking statements and information concerning us, our plans, and other future events. The risks described below are not the only ones we face and the statements contained elsewhere in this annual report, including our financial statements, should be read together with these risk factors. The occurrence of any of, or a combination of, the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial position, results of operations or cash flows. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Our business is affected by general business and economic conditions, which could materially and adversely affect our business, financial position, results of operations or cash flows.

Demand for our products and services is affected by a number of general business and economic conditions. A decline in the Russian, Kazakhstan, Ukraine, Uzbekistan, Kyrgyzstan or Cyprus financial markets or general economies could materially and adversely affect our business, financial position, results of operations or cash flows. Our profit margins, as well as overall demand for our services, could decline as a result of a number of factors beyond our control, including economic recessions, changes in customer preferences, investor and consumer confidence, inflation, availability of credit, fluctuation in interest and currency exchange rates and changes in the fiscal or monetary policies of governments in the regions in which we operate.

We cannot predict the duration of current economic conditions, or the timing or strength of any future activities in our markets. Weakness in the markets in which we operate could have a material adverse effect on our business, financial condition, results of operations or cash flows. We may have to close underperforming facilities from time to time as warranted by general economic conditions and/or weakness in the markets in which we operate. This, combined with our financial commitments could negatively impact our business, financial condition, liquidity, results of operations or cash flows.

We operate in emerging consumer financial services sector in Eastern Europe and Central Asia, which is a competitive landscape where increased competition from larger service providers with greater resources or superior service offerings could materially and adversely affect our business, financial position, results of operations or cash flows.

We derive our revenues from brokerage, banking and financial services businesses serving customers in Russia, Kazakhstan, Ukraine, Uzbekistan, Kyrgyzstan and Cyprus. Investing by retail customers, particularly in U.S. and European securities, is an emerging market in these countries, and we might expect to encounter increased price competition as this industry matures and new online brokerage services become available. We believe we may experience competitive pressures in these and other areas as existing or new competitors seek to obtain market share by competing on the basis of price or service. In addition, our retail brokerage business will likely face pressure from larger competitors, which may be better able to offer a broader range of complementary products and services to retail brokerage clients in order to win their trading business. Our inability to compete effectively with our competitors could materially and adversely affect our business, financial position, results of operations or cash flows.

Failure to meet capital adequacy and liquidity guidelines could affect the financial condition and operations of our subsidiaries.

Our subsidiary companies must meet certain ongoing capital and liquidity standards, subject to evolving rules and qualitative judgments by government regulators regarding the adequacy of their capital and internal assessment of their capital needs. These net capital rules may limit the ability of each subsidiary to transfer capital to us. New regulatory capital, liquidity, and stress testing requirements may limit or otherwise restrict how each subsidiary utilizes its capital, and may require us to increase our capital and/or liquidity or to limit our growth. Failure by our subsidiaries to meet minimum capital requirements could result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could adversely affect our business, financial position, results of operations or cash flows.

We may suffer significant losses from credit exposures.

Our business is subject to the risk that a customer, counterparty or issuer will fail to perform its contractual obligations, or that the value of collateral held to secure obligations will prove to be inadequate to cover their obligations to us. We are also subject to the same risk in connection with our own failures in connection with our proprietary trading. While we have policies and procedures designed to manage this risk, the policies and procedures may not be fully effective to protect us against the risk of loss. Our exposure results principally from repurchase and reverse repurchase agreements, margin lending, clients’ options trading, futures activities, securities lending, our role as counterparty in financial contracts, investing activities, and trading our proprietary trading.

When we purchase securities on margin, borrow on lines of credit collateralized by securities, or trade options or futures, we are subject to the risk that we, or our customers, may default on those obligations when the value of the securities and cash in our own proprietary or in the customers’ accounts falls below the amount of the indebtedness. Abrupt changes in securities valuations and the failure to meet margin calls could result in substantial financial losses.

We have exposure to credit risk associated with our proprietary investments. Our investments are subject to price fluctuations as a result of changes in the Russia, Kazakhstan and U.S. financial markets’ assessment of credit quality. Loss in securities value can negatively affect our financial performance and earnings if our management determines that such securities are other than temporarily impaired. The evaluation of whether other-than-temporary impairment (OTTI) exists is a matter of judgment, which includes the assessment of several factors. If our management determines that a security is OTTI, the cost basis of the security may be adjusted and a corresponding loss may be recognized in current earnings. Deterioration in the value of securities held in our proprietary portfolio could result in the recognition of future impairment charges. Even if a security is not considered OTTI, if we were forced to sell the security sooner than intended we may have to recognize any unrealized losses at that time.

We rely upon the use of credit arrangements as a significant component of our trading strategy. We are constantly searching for reliable counterparties for such transactions. Our inability to access an adequate pool of quality reliable counterparties to engage with could limit our ability to undertake certain transactions, which could negatively impact our business, results of operations and cash flows.

Our investments can expose us to a significant risk of capital loss.

We use a significant portion of our capital to engage in a variety of investment activities. We have relied on leveraging to increase the size of our proprietary portfolio. As a result, we might face risks of illiquidity, loss of principal and revaluation of assets. The companies in which we invest may concentrate on markets which are or may be disproportionately impacted by pressures in the sectors on which they focus, and their existing business operations or investment strategy may not perform as projected. As a result, we may suffer losses from our investment activities.

Our proprietary portfolio is leveraged and concentrated in relatively few companies. A substantial portion of our proprietary portfolio is currently invested in one company. A consequence of this investment strategy is that our investment returns could be materially and adversely affected if this investment does not perform as anticipated. Moreover, because we rely on leverage in our portfolio, when an investment such as this does not perform within the time horizon we project, we face significant risk of either having to close the position at a time when the market price or liquidity might be unfavorable, or extending financing arrangements beyond the time frame initially anticipated, which can result in paying higher financing costs than projected. If a significant investment such as this fails to perform as anticipated our return on investment, business, liquidity, cash flow, financial condition and results of operations could be materially negatively affected and the magnitude of the loss could be significant.

Even if we follow our investment policies we cannot give assurance that the value of the investment will be profitable. For example, an increase in interest rates, a general decline in the stock markets, delays in timing of anticipated events, an inability to identify and engage suitable counterparties, or other market conditions adverse to companies or investments of the type in which we invest could result in a decline in the value of our investments. Additionally, changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, or new laws, rules or regulations could have an adverse impact on the businesses and industries in which we invest.

We are subject to risks associated with our securities lending business.

We engage in securities “borrowed and loaned” business in which we borrow securities from one party and lend them to another.  As a result, market risk in our securities lending business arises when the market value of securities borrowed declines relative to the cash we post as collateral with the lender; and when the market value of securities we have loaned increases relative to the cash we have received as collateral from the borrower.  Market value fluctuations in our securities lending business are measured daily and any exposure versus cash received or posted is settled daily with counterparties.  In addition, credit risk from our securities lending operations arises if a lender or borrower defaults on an outstanding securities loan or borrowing transaction and the cash or securities they are holding is insufficient to cover the amount they owe us for that receivable.  Finally, there is systemic risk associated with the concentration of clearing and related functions in covered clearing agencies involved in securities lending activities. The market and credit risks associated with our securities lending business have the potential of adversely impacting our business, financial condition and results of operations.

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

We commit our capital to maintain trading positions in the equity, convertible securities and debt markets. We may enter into large transactions in which we commit our own capital. The number and size of these large transactions may adversely affect our results of operations in a given period. Although we may take measures to manage market risk, such as employing position limits and using quantitative risk measures, we may incur significant losses from our trading activities due to leverage, market fluctuations and volatility. To the extent that we own assets, i.e., have long positions, in any of those markets, a downturn in the value of those assets or in those markets could result in losses. Conversely, to the extent we have sold assets we do not own, i.e., have short positions, in any of those markets, an upturn in those markets could expose us to potentially large losses as we attempt to cover our short positions by acquiring assets in a rising market.

We may need to raise additional capital, and we cannot be sure that additional financing will be available.

To satisfy or refinance existing obligations and support the development of our business, we depend on our ability to generate cash flow from operations and to borrow funds and issue securities in the capital markets. We may require additional financing for liquidity, capital requirements or growth initiatives. We may not be able to obtain financing on terms and at interest rates that are favorable to us or at all. Any inability by us to obtain financing in the future could materially and adversely affect our business, financial position, results of operations or cash flows.

We are dependent on our executive management team, in particular Timur Turlov. If we are unable to hire, engage and retain skilled personnel, our business, financial position, results of operations or cash flows could be materially and adversely affected.

We depend on the efforts, skill, reputations and business contacts of our executive management team, in particular Timur Turlov, and the management teams of our subsidiaries. We believe our success depends, to a significant extent, upon the experience of these individuals, whose continued service is not guaranteed. If certain individuals leave or are otherwise no longer available, we may not be able to replace them with comparable capable personnel.

The pool of experienced and qualified employee candidates might be limited in the geographical areas where we conduct business and competition for skilled employees might be significant. We are dependent, in part, on our continued ability to hire, engage and retain skilled employees. Additionally, we rely upon experienced managerial, marketing and support personnel to effectively manage our business and to successfully promote our range of services. If we do not succeed in engaging and retaining skilled employees and other personnel, we may be unable to meet our objectives and, as a result, our business, financial position, results of operations or cash flows could be materially and adversely affected.

Interruptions in the proper functioning of our information technology, or “IT” systems, including from cybersecurity threats, could disrupt operations and cause unanticipated increases in costs or decreases in revenues, or both.

Our broker-dealer, financial services and banking businesses are highly dependent on processing, on a daily basis, a large number of communications and increasingly complex transactions across diverse markets, in various languages. The financial, accounting, or other data processing systems we or the firms that clear transactions on behalf of our customers use may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our facilities. The inability of these systems to accommodate an increasing volume of transactions could also constrain our ability to expand our business operations. If any of these systems do not operate properly or are disabled, or if there are other shortcomings or failures in our internal processes, personnel, or systems, we could suffer impairment to our liquidity, financial loss, a disruption of business, liability to clients, regulatory intervention, or reputational damage.

We also face the risk of operational failure at any of the exchanges, depositories, clearing houses, clearing firms or other financial intermediaries we use to facilitate our customer transactions. Any such failure or termination could adversely affect our ability to effect transactions and to manage our exposure to risk.

Our ability to conduct business may also be adversely impacted by a disruption in the infrastructure that supports our business and the communities in which we and third parties with whom we conduct business are located, including disruption involving electrical, communications, transportation, or other services, whether due to fire, other natural disaster, power or communications failure, act of terrorism, war, or otherwise. We have employees in a number of cities in Russia, Kazakhstan, Ukraine, Kyrgyzstan, Uzbekistan and Cyprus, all of who need to work and communicate as an integrated team. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our customers may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel. We do not maintain insurance policies to mitigate these risks because it may not be available or may be more expensive than the perceived benefit. Further, any insurance that we may purchase to mitigate certain of these risks may not cover these losses.

Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Our computer systems, software, and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. The occurrence of one or more of these events could: (a) jeopardize confidential and other information processed by, stored in, and transmitted through our computer systems and networks or the computer systems and networks of our customers or other third parties with which we conduct business; or (b) otherwise cause interruptions or malfunctions in our operations or the operations of our customers or third parties with which we conduct business. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance. In addition, new and expanding data privacy laws and regulations are in effect in many, if not all, of the jurisdictions where we conduct business. These pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in significant penalties.

Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data (either directly or through our vendors) and other electronic security breaches. Despite our security measures, our IT systems and infrastructure or those of our third parties may be vulnerable to such cyber incidents. The result of these incidents could include, but are not limited to, disrupted operations, misstated or misappropriated financial data, theft of our intellectual property or other confidential information (including of our customers, suppliers and employees), liability for stolen assets or information, increased cyber security protection costs and reputational damage adversely affecting customer or investor confidence. In addition, if any information about our customers, including payment information, were the subject of a successful cybersecurity attack against us, we could be subject to litigation or other claims by the affected customers which could result in monetary damage awards against us. We have incurred costs and may incur significant additional costs in order to implement the security measures we feel are appropriate to protect our IT systems.

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

The countries in which we operate our financial services business have differing regulatory regimes governing the operation of broker-dealers in each country, the transfer of funds to and from such countries, and other aspects of the finance, investment and banking industries. These provisions were promulgated during changing political circumstances, are continuing to change, and may be relatively untested, particularly insofar as they apply to foreign investments by residents of various countries. Therefore, there may exist little or no administrative or enforcement history or established practice that can aid us in evaluating how the regulatory regimes may impact our operations. It is possible that those governmental policies will change or that new laws and regulations, administrative practices or policies, or interpretations of existing laws and regulations will materially and adversely affect our activities in one or more of the countries where we operate. Further, since the history and practice of industry regulation is limited, our activities may be particularly vulnerable to the decisions and positions of individuals, who may change, be subject to external pressures, or administer policies inconsistently. Internal bureaucratic politics may have unpredictable and negative consequences. Our revenue and profitability could also be affected by changes to rules and regulations that impact the business and financial communities generally, including changes to the laws governing taxation, foreign ownership, electronic commerce, client privacy and security of client data.  In addition, changes to these rules and regulations could result in limitations on the lines of business we conduct, modifications to our business practices, more stringent capital and liquidity requirements, or additional costs. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes to our compliance, risk management, treasury and operations functions.

We are exposed to foreign currency fluctuations that could negatively impact our financial results.

Because our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. Our functional currency is the United States dollar, the functional currencies of our subsidiary companies include the Russian ruble, European euro, Ukrainian hryvnia, Uzbekistani som and the Kazakhstani tenge. For financial reporting purposes, those currencies are translated into United States dollars as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. As the value of the functional currencies of our subsidiaries weakens against the United States dollar we may realize losses arising as a result of translating such foreign currencies to U.S. dollars.

We conduct operations in a number of different countries involving transactions denominated in a variety of currencies. This subjects us to currency exchange rate risk. Fluctuations in currency exchange rates have had, and will continue to have, an impact on our results of operations. We cannot assure that such currency exchange rate fluctuations will not adversely impact our operating results, cash flows and financial condition. While we may employ strategies to hedge against currency fluctuations, the use of such strategies can also result in the loss of potential benefits that might result from favorable exchange rate fluctuations.

We are dependent upon our relationship with U.S. securities broker-dealer and clearing firms to receive and transmit funds internationally.

Funds invested by our customers in securities of U.S. companies are transmitted to U.S. registered securities broker-dealer and clearing firms. Funds from the sale of securities are transmitted from such U.S. registered securities broker-dealer and clearing firms back to us through international banking electronic transfers, which can experience clerical and administrative mistakes, be subject to technical interruption, be delayed, or otherwise fail to work as planned. We do not have any control over these funds transfers. Failures or substantial delays in funds transfers could impair our customer relationships.

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

In addition, there is substantial cost and time expended to complete post-closing integration of acquisitions, including human resource training, data and technology systems and operational processes. We may also incur unanticipated liabilities. Any such difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we cannot provide any assurance that we will realize the anticipated benefits and/or synergies of any such acquisition or investment.

We could be adversely affected by violations of the anti-corruption and anti-criminal regulations in effect in the United States and the foreign jurisdictions where we conduct business.

The U.S. Foreign Corrupt Practices Act, or the “FCPA,” and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to influence foreign government officials for the purpose of obtaining or retaining business or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws and anti-criminal laws, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings, resulting in record fines and penalties, increased enforcement activity, and increases in criminal and civil proceedings brought against companies and individuals.

We have operations in Russia, Kazakhstan, Ukraine, Kyrgyzstan, Uzbekistan and Cyprus. Enforcement officials interpret anti-corruption laws’ prohibitions on improper payments to government officials to apply to officials like those of the Central Bank of the Russian Federation, the Committee for the Control and Supervision of the Financial Market and Financial Organizations of the National Bank of the Republic of Kazakhstan, the Center for Coordination and Development of Securities Market of the Republic of Uzbekistan, the National Commission for securities markets of Ukraine and the Cyprus Securities and Exchange Commission, the principal regulatory bodies that would control and monitor our operations in Russia, Kazakhstan, Ukraine, Uzbekistan and Cyprus. Our internal policies and those of our subsidiaries provide for compliance with all applicable anti-corruption and anti-criminal laws. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from unauthorized reckless or criminal acts committed by our employees, agents or independent contractors outside the scope of their employment. In the event that we believe or have reason to believe that our employees, agents or distributors have or may have violated applicable anti-corruption and anti-criminal laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in severe criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our business, financial condition, results of operations and cash flows.

We are a holding company with little or no operations of our own other than the funding and management of our operating subsidiaries, however, our financial statements are presented on a consolidated basis.

Our operations are conducted primarily through our subsidiaries and our ability to generate cash to fund our operations and expenses, to pay dividends or to meet debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries through dividends or intercompany loans. Deterioration in the financial condition, earnings or cash flow of our subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent our subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of financing arrangements, or are otherwise unable to provide funds to the extent of our needs, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

Timur Turlov has control over key decision making as a result of his ownership of a majority of our voting stock.

Timur Turlov, our chief executive officer and chairman of our board of directors, beneficially owns approximately 73.0% of our outstanding common stock. Mr. Turlov currently has sole voting control of FRHC and can control the outcome of matters submitted to stockholders for approval, including the election of directors, stock splits, recapitalization, and any merger, consolidation, or sale of all or substantially all of our assets. In addition, Mr. Turlov has the ability to control our management and affairs as a result of his position as our chief executive officer and his ability to control the election of our directors. As a board member and officer, Mr. Turlov owes fiduciary duties to our stockholders and must act in good faith and in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, however, Mr. Turlov is entitled to vote his shares of common stock according to his personal interests, which may not always be in the interest of our stockholders generally. Mr. Turlov is prohibited from membership on our audit committee under the terms or our audit committee charter adopted by our board of directors.

Our common stock has a limited public market, and the market price of our common stock may be volatile and could decline.

There is a limited public market for our common stock traded on the OTCQX. We cannot assure you of the level of trading activity for our common stock will increase or be sustained. In the absence of an active public trading market you may not be able to sell our shares in open market transactions. An inactive market may also impair our ability to raise capital to fund operations by selling common stock and may impair our ability to make strategic investments by using our common stock as consideration. In addition, the market price of our common stock may fluctuate significantly. Among the factors that could affect our stock price are:

●	industry or general market conditions;
●	domestic and international economic factors unrelated to our performance;
●	country risk associated with the countries in which we conduct operations;
●	changes in our customers’ preferences;
●	new regulatory pronouncements and changes in regulatory guidelines;
●	lawsuits, enforcement actions and other claims by third parties or governmental authorities;
●	actual or anticipated fluctuations in our quarterly operating results;
●	changes in securities analysts’ estimates of our financial performance or lack of research coverage and reports by industry analysts;
●	actions by large position stockholders, including future sales of our common stock;
●	announcements by us of significant impairment charges;
●	speculation in the press or investment community;
●	investor perception of us and our industry;
●	changes in market valuations or earnings of similar companies;
●	announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships;
●	war, terrorist acts, civil unrest and epidemic disease;
●	any future sales of our common stock or other securities;
●	additions or departures of key personnel; and
●	misconduct or other improper actions of our employees.

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

Future offerings of securities which would rank senior to our common stock may adversely affect the market price of our common stock.

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

We are subject to extensive corporate governance, reporting and accounting disclosure requirements under U.S. securities laws and regulations of the SEC. In addition, when appropriate we intend to seek a listing of our common stock on a U.S. exchange or market. These laws and the listing standards of exchanges and markets impose certain compliance requirements, costs and obligations on listed companies. The changes necessitated by publicly listing our equity on a securities exchange will require a significant commitment of additional resources and management oversight which will increase our operating costs. Further, to comply with the requirements of being a public company, we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. In addition, we may identify control deficiencies which could result in a material weakness or significant deficiency.

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

If we were to list on a national market or exchange such as NASDAQ we would be deemed to be a “controlled company” within the meaning of their rules and, as a result, we would qualify for exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

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

If we make and are subsequently granted an exchange or market listing, we intend to utilize some or all of these exemptions. Currently we do have a majority of independent directors on the board of directors. Our nominating and corporate governance committee and compensation committee do not consist entirely of independent directors, however our committee charters provide for annual performance evaluations. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

Item 1B.
Unresolved Staff Comments

None.

Item 2.
Properties

We do not own any real estate or other physical properties that are materially important to our operation. Our principal executive offices are located at “Essentai Tower BC, Floor 7, 77/7 Al Farabi Ave. Almaty, Kazakhstan 050040.

We currently lease office space for 76 retail, executive, administrative and operational facilities in Eastern Europe, Central Asia, Europe and the U.S, including 15 brokerage and financial services offices in Russia that also provide banking services to firm customers. Our total leased square footage is approximately 240,000 square feet for which we incur rent expense of approximately $470,000 per month. For additional information regarding our office lease commitments see Note 28 – Commitments and Contingent Liabilities of our consolidated financial statements.

Item 3.
Legal Proceedings

The securities industry is highly regulated and many aspects of our business involve substantial risk of liability. In recent years, there has been an increasing incidence of litigation involving the brokerage industry, including class action suits that generally seek substantial damages, including in some cases punitive damages. Compliance and trading problems that are reported to federal, state and provincial regulators, exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies, and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic governmental and regulatory audits and inspections.

From time to time, we, or our subsidiaries may be named as defendants in various routine legal proceedings, claims, and regulatory inquiries arising out of the ordinary course of our business. Management believes that the results of these routine legal proceedings, claims, and regulatory matters will not have a material adverse effect on our financial condition, or on our operations and cash flows. However, we cannot estimate the legal fees and expenses to be incurred in connection with these routine matters and, therefore, are unable to determine whether these future legal fees and expenses will have a material impact on our operations and cash flows. It is our policy to expense legal and other fees as incurred.

Item 4.
Mine Safety Disclosures

Not applicable.

PART II

Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securitie

Our common stock is quoted on the OTCQX Best Market of the OTC Markets Group, Inc., under the symbol “FRHC”. Over-the-counter quotations on the OTCQX Best Market reflect interdealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Holders

As of June 12, 2019, we had approximately 648 shareholders of record. The number of record holders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing houses or agencies.

Dividends

We have not declared or paid a cash dividend on our common stock during the past two fiscal years. Any payment of cash dividends on stock in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual and legal restrictions and other factors deemed relevant by our board of directors. We currently intend to retain any future earnings to fund the operation, development and expansion of our business, and therefore we do not anticipate paying any cash dividends on common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is set forth under the heading “Equity Compensation Plans” in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Item 12 of this annual report.

Recent Sales of Unregistered Securities

During the twelve months ended March 31, 2019, we did not sell any unregistered shares of our equity securities.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities of the Company during the fiscal year ended March 31, 2019.

Stock Performance Graph

This information is not required to be provided by smaller reporting companies.

Item 6.
Selected Financial Data

This information is not required to be provided by smaller reporting companies.

Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our audited consolidated financial statements and the related notes thereto included in this annual report. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Special Note about Forward-Looking Information” in this annual report. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the disclosure under the heading “Risk Factors” in Item 1A or Part I of this annual report.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the fiscal years ended March 31, 2019 and 2018.

Overview

We own several operating subsidiaries that conduct full-service retail securities brokerage, investment counseling, securities trading, investment banking and underwriting services in Eastern Europe and Central Asia. We are headquartered in Almaty, Kazakhstan, with supporting administrative offices in Russia, Cyprus and the United States.

Our companies are professional participants of the KASE, AIX, MOEX, SPB, UZSE and Ukrainian Exchange. We operate a brokerage office in Cyprus that serves to provide our clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S. and European securities markets, which under the regulatory regimes of many jurisdictions where we operate do not currently allow investors direct access to international securities markets.

We provide a comprehensive array of financial services to our target retail audience which is upper middle class individuals and businesses seeking to diversify their investment portfolios to manage economic risk associated with political, regulatory, currency, banking, and national uncertainties. Our customers are provided online tools and retail locations to establish accounts and conduct securities trading on transaction-based pricing. We market to our customer demographic through a number of channels, including telemarketing, training seminars and investment conferences, print and online advertising using social media, mobile app and search engine optimization activities.

Significant Events

During our second fiscal quarter 2019, our common stock began trading on the OTCQX® Best Market, a premium market operated by OTC Markets Group, Inc. Previously, our common stock was trading on the OTC Pink® Open Market. During our fourth fiscal quarter, our common stock was also approved for listing on the Kazakhstan Stock Exchange (KASE) Alternative Market. We elected to list our common stock on KASE so our Kazakhstani shareholders can take advantage of tax benefits available to them when trading a KASE listed security and to provide them the ability to transact in our securities in a local market during regular business hours. The KASE was established in 1993 and is currently the leading stock exchange in the Central Asian region. It operates under a license issued by the National Bank of the Republic of Kazakhstan and is an affiliate member of the World Federation of Exchanges and member of the Federation of Euro-Asian Stock Exchanges. The KASE operates multiple financial markets including an equity and corporate bond market, government securities market, foreign exchange market, repo transaction market and derivatives market.

Subsequent to the end of fiscal 2019, in May 2019, Freedom KZ acted as the sole adviser and bookrunner for the placement of approximately $132 million of Kazakhstani tenge denominated bonds of Eurasian Development Bank.

Financing Activities

During fiscal 2019, we placed Russian ruble denominated bonds of Freedom RU in Russia in the amount of approximately $7.7 million. These bonds have a 12% fixed annual coupon rate and mature in February 2022.

During fiscal 2019, we placed United States dollar denominated bonds of Freedom KZ in Kazakhstan in the amount of approximately $15.8 million net of repurchases. These bonds have an 8% fixed annual coupon rate and maturity dates ranging from June 2020 and June 2021.

During the fiscal year ended March 31, 2019, we retired Kazakhstani tenge denominated bonds of Asyl and Freedom KZ which had a carrying value of $4 million as of March 31, 2018.

Financial Results

During the year ended March 31, 2019, we realized total net revenue of approximately $74.3 million, net income of approximately $7.1 million and basic and diluted earnings per share of approximately $0.12, compared to total net revenue of approximately $57.7 million, net income of approximately $18.2 million and $0.55 basic and $0.54 diluted earnings per share during the year ended March 31, 2018.

All dollar amounts reflected under the headings “Results of Operations,” “Liquidity and Capital Resources,” and “Cash Flows” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands of U.S. dollars unless the context indicates otherwise.

Results of Operations

The following year to year comparison of our financial results is not necessarily indicative of future results.

	Year Ended March 31, 2019		Year Ended March 31, 2018 (Recast)
	Amount	%	Amount	%
Revenue:
Fee and commission income	$44,316	60%	$12,174	21%
Net gain on trading securities	20,162	27%	34,227	59%
Interest income	13,925	19%	8,835	16%
Net gain on derivatives	-	0%	643	1%
Net (loss)/gain on foreign exchange operations	(4,118)	(6%)	1,878	3%
Total revenue, net	74,285	100%	57,757	100%

Expense:
Interest expense	14,649	20%	14,735	26%
Fee and commission expense	6,238	8%	2,288	4%
Operating expense	43,134	58%	21,700	38%
Provision for impairment losses	1,498	2%	423	1%
Other expense/(income), net	236	0%	(4)	0%
Loss from disposal of subsidiary	15	0%	-	0%
Total expense	65,770	88%	39,142	69%

Net income before income tax	8,515	12%	18,615	32%
Income tax expense	(1,368)	(2%)	(418)	(1%)
Net income	7,147	10%	18,197	31%

Other comprehensive income/loss
Changes in unrealized gain on investments available-for-sale, net of tax effect	-	0%	(76)	0%
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	22	0%	54	0%
Foreign currency translation adjustments, net of tax	(15,517)	(21%)	(598)	(1%)
Comprehensive income/(loss)	$(8,348)	(11%)	$17,577	30%

* Reflects percentage of total revenues, net.

Revenue

We derive revenue primarily from gains realized from fee and commission income earned from our retail brokerage clients, fees and commission from investment banking services, our proprietary trading activities and interest income.

	Year Ended March 31, 2019		Year Ended March 31, 2018 (Recast)		Change
	Amount	%	Amount	%	Amount	%
Fee and commission income	$44,316	60%	$12,174	21%	$32,142	264%
Net gain on trading securities	20,162	27%	34,227	59%	(14,065)	(41%)
Interest income	13,925	19%	8,835	16%	5,090	58%
Net gain on derivatives	-	0%	643	1%	(643)	(100%)
Net (loss)/gain on foreign exchange operations	(4,118)	(6%)	1,878	3%	(5,996)	(319%)

Total revenue, net	$74,285	100%	$57,757	100%	$16,528	29%

During the years ended March 31, 2019 and 2018, we realized total net revenue of $74,285 and $57,757, respectively. Revenue during the year ended March 31, 2019, was significantly higher than during the year ended March 31, 2018, primarily due to realizing higher fee and commission revenues and interest income during the year ended March 31, 2019. These increases were partially offset by decreases in net gain on our proprietary trading activities and a net loss on foreign exchange operations.

Fee and commission income. Fees and commissions for brokerage services consisted principally of broker fees from customer trading and related banking services, underwriting and market making services. During the year ended March 31, 2019 and 2018, fees and commissions generated from brokerage and related banking services were $44,316 and $12,174, respectively, an increase of $32,142.

During the year ended March 31, 2019, fees and commissions from brokerage services increased $30,381 as compared to the year ended March 31, 2018. This growth resulted from a focus on developing this revenue stream to reduce our reliance on the results of our proprietary trading. During fiscal 2019 we increased the number of clients we serviced by expanding our branch office network via acquisitions and internal growth, increasing the number of our retail financial advisers, expanding the volume of analysts’ reports available to our customer base and growth in trading activity by our existing customers. These factors also led to a $2,714 increase in fees and commissions from our related banking services during the year ended March 31, 2019. Fees for bank services consist primarily of wire transfer fees, commissions for payment processing and commissions for currency exchange operations. These increases were partially offset by a $1,248 decrease in fees and commissions realized from underwriting and market making services during the year ended March 31, 2019, due to our engaging in fewer underwritings and market making activities during fiscal 2019.

Net gain on trading securities. During the year ended March 31, 2019, we recognized a net gain on trading securities of $20,162, which included $25,535 of realized net gain and $5,373 of unrealized net losses compared to a net gain of $34,227 on trading securities for the year ended March 31, 2018, which included $17,725 of realized net gain and $16,502 of unrealized net gain. The primary contributing factors to the decrease in our net gain on trading securities during the year ended March 31, 2019, was the reduced size of the proprietary trading positions we held during the year ended March 31, 2019, as compared to the prior year, and the fact that the securities we held in our proprietary portfolio realized smaller increases in value during the year ended March 31, 2019.

Interest income. During the years ended March 31, 2019 and 2018, we recorded interest income from several sources: interest income on trading securities, interest income on cash and cash equivalents held in financial institutions, reverse repurchase transactions and amounts due from banks. Interest income on trading securities consists of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading accounts. During the year ended March 31, 2019, we realized interest income of $13,925 compared to $8,835 for the year ended March 31, 2018. The increase in interest income of $5,090 was the result of two factors, an increase in interest income on trading securities in the amount of $5,970 and a $880 decrease in interest income from reverse repurchase transactions and interest income due from banks and from loans to customers.

Interest income from trading securities was higher because we significantly increased our investments in interest bearing securities during the year ended March 31, 2019, as compared to the year ended March 31, 2018. Interest income from reverse repurchase transactions was smaller because we decreased the volume of reverse repurchase transactions in the year ended March 31, 2019 as compared to the prior year.

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

During the year ended March 31, 2018, Freedom KZ purchased foreign currency futures contracts to sell $25,000 at the weighted average exchange rate of 345.63 Kazakhstani tenge/United States dollar in December 2017 and March 2018. As a result of the increase in the Kazakhstani tenge/United States dollar exchange rate during the year ended March 31, 2018, we recognized a $161 gain on the trading of futures during the year ended March 31, 2018.

Net (loss)/gain on foreign exchange operations. Net (loss)/gain on foreign exchange operations resulted from revaluation of assets and liabilities denominated in currencies other than the reporting currency of each of our companies. During the year ended March 31, 2019, we realized a net loss on foreign exchange operations of $4,118 compared to a $1,878 net gain on foreign exchange operations during the year ended March 31, 2018. During fiscal 2019, we increased the amount of Kazakhstani tenge denominated financial assets we held, while the Kazakhstani tenge decreased in value by approximately 19% against the United States dollar. As a result, we realized a net of $540 loss on foreign exchange revaluations on loans issued, loans received and trading securities, a $2,363 loss on foreign exchange revaluations of corporate bonds issued by Freedom KZ indexed to the United States dollar, and a $1,157 loss on the revaluation of a United States dollar denominated credit line from JSC AsiaCredit Bank received by Freedom KZ. These losses were only partially offset by a $342 gain on foreign exchange operations as the result of revaluation of the United States dollar denominated securities held by Freedom KZ during the year ended March 31, 2019.

Expense

	Year Ended March 31, 2019		Year Ended March 31, 2018 (Recast)		Change
	Amount	%	Amount	%	Amount	%
Interest expense	$14,649	22%	$14,735	38%	$(86)	(1%)
Fee and commission expense	6,238	10%	2,288	6%	3,950	173%
Operating expense	43,134	66%	21,700	55%	21,434	99%
Provision for impairment losses	1,498	2%	423	1%	1,075	254%
Other expense / (income), net	236	0%	(4)	0%	240	(6,000%)
Loss from disposal of subsidiary	15	0%	-	0%	15	0%

Total expense	$65,770	100%	$39,142	100%	$26,628	68%

During the years ended March 31, 2019 and 2018, we incurred total expenses of $65,770 and $39,142, respectively. Expenses during the year ended March 31, 2019, increased primarily as a result of our continued efforts to grow our business.

Interest expense. During the year ended March 31, 2019, we recognized total interest expense of $14,649, compared to total interest expense of $14,735 during the year ended March 31, 2018. The decrease in interest expense totaling $86 was primarily attributable to increased interest expense for customer deposits received totaling $1,061, increased interest expense related to the issuance of debt securities totaling $831, a $289 increase in interest expense for loans received and a decrease in interest expense due to lower volumes of short-term financing attracted by means of securities repurchase agreements totaling $2,267.

Fee and commission expense. During the year ended March 31, 2019, we recognized fee and commission expense of $6,238, compared to fee and commission expense of $2,288 during the year ended March 31, 2018. The increase was associated with higher commission fees paid to the Central Depository, stock exchanges and brokerage fees to our prime brokers of $4,660 and was partially offset by a decrease in bank services commissions of $710. The increases in fee and commission expense were the result of both growth in our client base and increased transaction volume from our existing clients.

Operating expense. During the year ended March 31, 2019, operating expense totaled $43,134 compared to $21,700 during the year ended March 31, 2018. The increase was primarily attributed to higher general and administrative expenses related to expansion of our operations and growth of our branch office network. In particular, the rise in operating expense during the year ended March 31, 2019, included increases of $9,432 in payroll expense, $3,116 in advertising expense, $2,158 in rent expense as a result of relocating and expanding our head offices in Russia and Kazakhstan and opening a number of new branch offices, $1,877 in equity compensation expense for equity awards made to employees in October 2018, $784 in expense for office supplies, consumables and goods and materials used to furnish new branch offices, $742 in office maintenance, $633 in professional services fees, $548 in depreciation and amortization expenses, $451 in expenses for communication services, $443 in software support expense, $414 in utilities and $836 related to taxes other than income tax, training and conference, and other expenses.

Provision for impairment losses.

During the year ended March 31, 2019, our provision for impairment losses was $1,498, compared to $423 during the year ended March 31, 2018. We increased our provision because at March 31, 2019, we had significantly higher amounts of securities sold for which payment was receivable as of the reporting date compared to March 31, 2018.

Income tax expense

We recognized net income before income tax of $8,515 during the year ended March 31, 2019, and $18,615 during the year ended March 31, 2018. During the year ended March 31, 2019, we realized income tax expense of $1,368, compared to an income tax expense of $418 during the year ended March 31, 2018. The change of the effective tax rates from 2.25% during the year ended March 31, 2018 to 16.07% during the year ended March 31, 2019, was the result of changes in the composition of the revenues we realized from our operating activities and the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate along with the incremental U.S. tax on GILTI.

Comprehensive income

Due to the depreciation of the Russian ruble by 13% and the Kazakhstani tenge by 19% against the United States dollar during the periods covered in this annual report, we realized a foreign currency translation loss of $15,517 during the year ended March 31, 2019, compared to a foreign currency translation loss of $598 during the year ended March 31, 2018. As a result of the factors discussed above, coupled with the significant increase in our foreign currency translation loss, during the year ended March 31, 2019, we realized a comprehensive loss of $8,348, compared to a comprehensive income of $17,577 during the year ended March 31, 2018.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet our potential cash requirements for general business purposes. Our operations are funded through a combination of existing cash on hand, cash generated from operations, proceeds from the issuance of common stock, proceeds from the sale of bonds of one of our subsidiaries, our credit facility, other borrowings and capital contributions from our controlling shareholder. Regulatory requirements applicable to our subsidiaries require them to maintain minimum capital levels.

As of March 31, 2019, we had cash and cash equivalents of $49,960 compared to cash and cash equivalents of $65,731, as of March 31, 2018. At March 31, 2019, we had total assets of $350,911 and total liabilities of $233,314. By comparison, at March 31, 2018, we had total assets of $350,902 and total liabilities of $223,870. At March 31, 2019, we had net liquid assets of $295,936, consisting of cash and cash equivalents, trading securities, available-for-sale securities, at fair value, brokerage and other receivables and other assets compared to $308,024 at March 31, 2018.

Currency fluctuations during the periods discussed above led to a 13% reduction in the value of the Russian ruble and a 19% reduction in the value of the Kazakhstani tenge against the US dollar during the period from March 31, 2018 to March 31, 2019. As a result, in accordance with US GAAP, balance sheet items denominated in Russian rubles and Kazakhstani tenge had to be revalued. This resulted in us realizing a $4,118 net loss on foreign exchange operations and a foreign currency translation loss of $15,517 during the year ended March 31, 2019.

During the year ended March 31, 2019, we experienced a shift in the composition of our debt obligations. Our obligations under direct repurchase agreements denominated in Kazakhstani tenge, which bore interest at an average rate of 11.74%, decreased by $81,154 from March 31, 2018 to March 31, 2019. During the same period, we issued $34,287 worth of Freedom KZ bonds denominated in Kazakhstani tenge and United States dollars and Freedom RU bonds denominated in Russian rubles and repurchased or redeemed $14,786 worth of Freedom KZ and Freedom RU bonds. The bonds denominated in Kazakhstani tenge have a coupon rate of 11.5%, the bonds denominated in United States dollars have a coupon rate of 8% and the Freedom RU bonds have a coupon rate of 12%. We also received and repaid non-bank loans denominated in Kazakhstani tenge which bore interest at a rate of 3%. During the year ended March 31, 2019, Timur Turlov, our CEO, chairman of the board and majority shareholder made capital contributions of $225.

As of March 31, 2019, the value of the trading securities held in our proprietary trading account totaled $167,949 compared to $212,595 at March 31, 2018. This reduction in value was primarily attributable to our decision to reallocate a portion of trading securities from equities to fixed income securities. As of March 31, 2019, $101,124, or 60%, of the trading securities held in our proprietary trading account were subject to securities repurchase obligations and of the $49,960 in cash and cash equivalents at March 31, 2019, $7,887, or 16%, was subject to reverse repurchase agreements.

As of March 31, 2019, approximately $60,000, or 36%, of our proprietary trading account was invested in the securities of a single company. We initially invested in this security based on our analysis that it was significantly undervalued and presented a good investment opportunity. As of the date of this annual report, this position remains open. While we have reduced the concentration of our position in this security, based on the size of our position and the leveraging we have employed to maintain it, our liquidity, capitalization, projected return on investment and results of operations could be significantly negatively affected if our analysis of this investment opportunity and/or market conditions, including our ability to liquidate the position as needed, proves to be incorrect.

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

We have pursued an aggressive growth strategy during the past several years, and we anticipate continuing efforts to expand the footprint of our business in Eastern Europe and Central Asia. While this strategy has led to revenue growth it also results in increased expenses and greater need for capital resources. Further growth and expansion may require greater capital resources than we currently possess, which could require us to pursue additional equity or debt financing from outside sources. We cannot assure that such financing will be available to us on acceptable terms, or at all, at the time it is needed.

We believe that our current cash and cash equivalents, cash expected to be generated from operating activities, and forecasted returns from our proprietary trading will be sufficient to meet our working capital needs for the next 12 months. We monitor our financial performance to ensure adequate liquidity to fund operations and execute our business plan.

Cash Flows

The following table presents our cash flows for the years ended March 31, 2019 and 2018:

	Year ended March 31, 2019	Year ended March 31, 2018 (Recast)

Net cash flows from/(used in) operating activities	$58,475	$(117,167)
Net cash flows (used in)/from investing activities	(6,732)	10,778
Net cash flows (used in)/from financing activities	(42,323)	161,706
Effect of changes in foreign exchange rates on cash and cash equivalents	(8,693)	(2,989)

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$727	$52,328

Net cash from operating activities during the year ended March 31, 2019, was $58,475. By comparison, during the year ended March 31, 2018, net cash used in operating activities was $114,701. Net cash from operating activities during the year ended March 31, 2019, was driven by net income adjusted for non-cash movements (depreciation and amortization, non-cash stock compensation expense, unrealized loss/(gain) on trading securities, allowance for receivables, net change in accrued interest and loss on sale of fixed assets) and net cash from operating activities primarily from changes in operating assets and liabilities, including a $52,174 increase in brokerage and other receivables due to significantly higher amounts of securities sold for which payment was receivable as of the reporting date as compared to March 31, 2018, a $52,745 increase in customer liabilities resulting from our increased client base and operations, an $8,452 decrease in trading securities primarily from increased sales of securities held in our proprietary account, a $5,536 decrease in loans issued due to repayment of loans, and a $23,201 increase in trade payables for margin, which principally resulted from the growth of our customer base and the related increase in customer trading activities.

During the year ended March 31, 2019, net cash used in investing activities was $6,732 compared to net cash from investing activities of $8,212 during the year ended March 31, 2018. Cash used in investing activities during the year ended March 31, 2019, was primarily used for the acquisition of Asyl in the amount of $2,240 and for the purchases of fixed assets, net of sales, of $4,723 which was partially offset by cash received from the sale of available-for-sale securities, at fair value of $231. Cash used in investing activities during the year ended March 31, 2018, was primarily from fixed and intangible assets, net of sales of $1,341, which was partially offset by cash, cash equivalents and restricted cash received in connection with the acquisitions of Asyl, Nettrader and Freedom UA in the amount of $12,004.

During the year ended March 31, 2019, net cash used in financing activities was $42,323 compared to net cash from financing activities of $161,706 during the year ended March 31, 2018. Net cash from financing activities during the year ended March 31, 2019, consisted principally of repurchase of securities repurchase agreement obligations in the amount of $59,663, proceeds from loans received in the amount of $5,609, repayment of loans received in the amount of $8,015, proceeds from the issuance and repurchase of debt securities of Freedom KZ in the amount of $34,287 and $14,786, respectively, and capital contributions to the Company in the amount of $225. By comparison, net cash flows from financing activities during the year ended March 31, 2018, consisted principally of proceeds from securities repurchase agreement obligations in the amount of $96,831, private placement proceeds of $40,444, capital contributions to the Company in the amount of $8,594, proceeds from the issuance of debt securities of Freedom KZ and Asyl in the amount of $12,125, which was partially offset by repurchase of debt securities in the amount of $3,319, and proceeds from loans received in the amount of $7,033.

Off-Balance Sheet Financing Arrangements

As of March 31, 2019, we had no off-balance sheet financing arrangements.

Critical Accounting Estimates

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this Management Discussion and Analysis of Financial Condition and Results of Operations.

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
●
Accounting for income taxes; and
●
Legal and other contingencies.

Recent Accounting Pronouncements

For details of applicable new accounting standards, please, refer to Recent accounting pronouncements in Note 2 of our financial statements accompanying this annual report.

Item 7A.
Qualitative and Quantitative Disclosures about Market Risk

This information is not required to be provided by smaller reporting companies.

Item 8.
Financial Statements and Supplementary Data

The financial statements and supplementary data required by this Item 8 are included beginning at page F-1 of this annual report.

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this annual report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting as of the end of the period covered by this annual report based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2019. The effectiveness of the Company’s internal control over financial reporting as of March 31, 2019, has been audited by WSRP, LLC, an independent registered public accounting firm, as stated in their report included in this annual report.

Changes in Internal Control over Financial Reporting

 Aside from improvements made in connection with the documentation and testing of internal control over financial reporting as part of the foregoing internal control evaluation, during the fiscal year ended March 31, 2019, no other changes occurred that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.
Other Information

None.

PART III

The information required by Items 10 through 14 of this annual report is, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference herein from our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with SEC (the “Proxy Statement”) within 120 days of the end of our fiscal year.

Item 10.
Directors, Executive Officers and Corporate Governance

Information regarding our executive officers is incorporated herein by reference to Part I, Item 1 above. Other information required by this item will be contained in the Proxy Statement and such information is incorporated herein by reference.

Item 11.
Executive Compensation

The information required by this item will be contained in the Proxy Statement and such information is incorporated herein by reference.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information about security ownership of certain beneficial owners and management will be contained in the Proxy Statement and such information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information on compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	350,000	$1.98	3,740,000
Equity compensation plans not approved by security holders	--	--	--
Total	350,000		3,740,000

Item 13.
Certain Relationships and Related Transactions and Director Independence

The information required by this item will be contained in the Proxy Statement and such information is incorporated herein by reference.

Item 14.
Principal Accounting Fees and Services

The information required by this item will be contained in the Proxy Statement and such information is incorporated herein by reference.

PART IV

Item 15.
Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this annual report:

Financial Statements

Reports of Independent Registered Public Accounting Firm – WSRP, LLC, dated June 14, 2019

Consolidated Balance Sheets as of March 31, 2019 and 2018

Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss) for the years ended March 31, 2019 and 2018

Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended March 31, 2019 and 2018

Notes to the Consolidated Financial Statements

Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the financial statements or related notes.

Exhibits

Exhibit No.	Exhibit Description

3.01	Restated Articles of Incorporation of Freedom Holding Corp.(1)
3.02	By-Laws of Freedom Holding Corp. (as amended through February 4, 2019)(2)
4.01	Description of Securities*
10.01	Freedom Holding Corp., 2019 Equity Incentive Plan(3) +
10.02	Form of Restricted Stock Grant Award Agreement pursuant to the Freedom Holding Corp 2018 Equity Incentive Plan(4) +
10.03	Form of Nonqualified Stock Option Award Agreement pursuant to the Freedom Holding Corp 2018 Equity Incentive Plan(4) +
14.01	Code of Ethics(5)
21.01	Schedule of Subsidiaries*
23.01	Consent of Independent Registered Public Accounting Firm*
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following Freedom Holding Corp. financial information for the year ended March 31, 2019, formatted in XBRL (eXtensive Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.*

*
Filed herewith.
+
Indicates management contract, compensatory plan or arrangement of the Company.
(1)
Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2019.
(2)
Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2019.
(3)
Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on September 20, 2018.
(4)
Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on October 11, 2017.
(5)
Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2018.

Item 16.
FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

FREEDOM HOLDING CORP.

Date: June 14, 2019	By:	/s/ Timur Turlov
Timur Turlov
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Timur Turlov	Chief Executive Officer and	June 14, 2019
Timur Turlov	Chairman

/s/ Evgeniy Ler	Chief Financial Officer	June 14, 2019
Evgeniy Ler

/s/ Askar Tashtitov	President and Director	June 14, 2019
Askar Tashtitov

/s/ Boris Cherdabayev	Director	June 14, 2019
Boris Cherdabayev

/s/ Jason Kerr	Director	June 14, 2019
Jason Kerr

/s/ Leonard Stillman	Director	June 14, 2019
Leonard Stillman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Freedom Holding Corp.
Salt Lake City, Utah

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Freedom Holding Corp. (the “Company”) as of March 31, 2019 and 2018, the related consolidated statements of operations and statements of other comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at March 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated June 14, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
June 14, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Freedom Holding Corp.
Salt Lake City, Utah

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Freedom Holding Corp. and subsidiaries (the “Company”) as of March 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2019 and 2018, and the related consolidated statements of operations and statements of other comprehensive income, shareholders’ equity, and cash flows for each of the two years in the two-year period ended March 31, 2019, and the related notes and our report dated June 14, 2019 expressed an unqualified opinion thereon.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ WSRP, LLC

Salt Lake City, Utah
June 14, 2019

FREEDOM HOLDING CORP.

CONSOLIDATED BALANCE SHEETS
(All amounts in thousands of United States dollars, unless otherwise stated)

	March 31, 2019	March 31, 2018*
		(Recast)
ASSETS
Cash and cash equivalents	$49,960	$65,731
Restricted cash	38,460	21,962
Trading securities	167,949	212,595
Available-for-sale securities, at fair value	2	240
Brokerage and other receivables, net	73,836	24,885
Loans issued	2,525	8,754
Deferred tax assets	1,265	772
Fixed assets, net	5,563	2,410
Intangible assets, net	4,226	5,692
Goodwill	2,936	3,288
Other assets, net	4,189	4,573

TOTAL ASSETS	$350,911	$350,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

Securities sold, not yet purchased - at fair value	$-	$1,135
Loans received	4,008	7,143
Debt securities issued	28,538	11,222
Customer liabilities	82,032	30,672
Trade payables	32,695	9,013
Deferred distribution payments	8,534	8,534
Securities repurchase agreement obligations	73,621	154,775
Current income tax liability	754	-
Other liabilities	3,132	1,376
TOTAL LIABILITIES	233,314	223,870

Commitments and Contingencies (Note 28)	-	-

STOCKHOLDERS’ EQUITY

Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 58,043,212 and 58,033,212 shares issued and outstanding as of March 31, 2019 and 2018, respectively	58	58
Additional paid in capital	99,093	100,180
Retained earnings	41,498	34,351
Accumulated other comprehensive loss	(23,052)	(7,557)
TOTAL STOCKHOLDERS’ EQUITY	117,597	127,032

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$350,911	$350,902

The accompanying notes are an integral part of these consolidated financial statements.
* See Notes 1 and 3 for information regarding recast amounts and basis of financial statement presentation.

FREEDOM HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME/(LOSS)
(All amounts in thousands of United States dollars, unless otherwise stated)

	Years ended March 31,
	2019	2018*
Revenue:		(Recast)

Fee and commission income	$44,316	$12,174
Net gain on trading securities	20,162	34,227
Interest income	13,925	8,835
Net gain on derivatives	-	643
Net (loss)/gain on foreign exchange operations	(4,118)	1,878

TOTAL REVENUE, NET	74,285	57,757

Expense:
Interest expense	14,649	14,735
Fee and commission expense	6,238	2,288
Operating expense	43,134	21,700
Provision for impairment losses	1,498	423
Other expense/(income), net	236	(4)
Loss from disposal of subsidiary	15	-

TOTAL EXPENSE	65,770	39,142
NET INCOME BEFORE INCOME TAX	8,515	18,615

Income tax expense	(1,368)	(418)

NET INCOME	$7,147	$18,197

OTHER COMPREHENSIVE INCOME/(LOSS)
Change in unrealized gain on investments available-for-sale, net of tax effect	-	(76)
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	22	54
Foreign currency translation adjustments, net of tax	(15,517)	(598)

COMPREHENSIVE INCOME/(LOSS)	$(8,348)	$17,577
BASIC NET INCOME PER COMMON SHARE (In US Dollars)	$0.12	$0.55
DILUTED NET INCOME PER COMMON SHARE (In US Dollars)	$0.12	$0.54
Weighted average number of shares (basic)	58,037,102	33,249,013
Weighted average number of shares (diluted)	58,237,123	33,393,877

The accompanying notes are an integral part of these consolidated financial statements.
* See Notes 1 and 3 for information regarding recast amounts and basis of financial statement presentation.

FREEDOM HOLDING CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(All amounts in thousands of United States dollars, unless otherwise stated)

	Common Stock
	Shares (post-split)	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total

At March 31, 2017	11,213,926	$11	$34,659	$16,154	$(6,937)	$43,887

Capital contributions	-	-	8,594	-	-	8,594
Issuance of shares of common stock in the private placement	9,108,279	9	40,435	-	-	40,444
Acquisition of Freedom RU	20,665,023	21	(21)	-	-	-
Acquisition of Freedom UA	387,700	-	1,485	-	-	1,485
Acquisition of Freedom CY	12,758,011	13	(13)	-	-	-
Acquisition of Nettrader	-	-	7,037	-	-	7,037
Acquisition of Asyl Invest	-	-	6,094	-	-	6,094
Stock based compensation	3,900,000	4	1,617	-	-	1,621
Debt forgiveness by shareholder	-	-	293	-	-	293
Fractional shares from reverse stock split	273	-	-	-	-	-

Change in unrealized gain on investments available-for-sale	-	-	-	-	(76)	(76)
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	-	-	-	-	54	54
Translation difference	-	-	-	-	(598)	(598)
Net income	-	-	-	18,197	-	18,197

At March 31, 2018 (Recast)	58,033,212	$58	$100,180	$34,351	$(7,557)	$127,032

Capital contributions	-	-	225	-	-	225
Exercise of options	10,000	-	20	-	-	20
Acquisition of Nettrader	-	-	(2,590)	-	-	(2,590)
Acquisition of Asyl Invest	-	-	(2,240)	-	-	(2,240)
Stock based compensation	-	-	3,498	-	-	3,498

Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	-	-	-	-	22	22
Translation difference	-	-	-	-	(15,517)	(15,517)
Net income	-	-	-	7,147	-	7,147

At March 31, 2019	58,043,212	$58	$99,093	$41,498	$(23,052)	$117,597
The accompanying notes are an integral part of these consolidated financial statements.
* See Notes 1 and 3 for information regarding recast amounts and basis of financial statement presentation.

FREEDOM HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the years ended
	March 31, 2019	March 31, 2018*
		(Recast)
Cash Flows From Operating Activities
Net income	$7,147	$18,197

Adjustments to reconcile net income from /(used in)operating activities:
Depreciation and amortization	2,034	1,486
Loss on sale of fixed assets	30	203
Change in deferred taxes	(580)	286
Stock compensation expense	3,498	1,621
Unrealized loss/(gain) on trading securities	5,373	(16,502)
Net change in accrued interest	322	150
Net gain on derivatives	-	(482)
Allowance for receivables	1,498	423
Changes in operating assets and liabilities:
Trading securities	8,452	(110,896)
Brokerage and other receivables, net	(52,174)	(21,394)
Loans issued	5,536	(8,295)
Other assets, net	(244)	(3,694)
Securities sold, but not yet purchased – at fair value	(1,063)	1,135
Customer liabilities	52,745	11,029
Current income tax liability	754	(128)
Trade payables	23,201	8,759
Other liabilities	1,946	935

Net cash flows from/(used in) operating activities	58,475	(117,167)

Cash Flows From Investing Activities
Purchase of fixed assets	(4,987)	(2,020)
Proceeds from sale of fixed assets	264	679
Proceeds from sale of intangible assets	-	18
Proceeds from sale of available-for-sale securities, at fair value	231	97
Consideration paid for Asyl Invest	(2,240)	-
Cash, cash equivalents and restricted cash received from acquisitions	-	12,004

Net cash flows (used in)/from investing activities	(6,732)	10,778

Cash Flows From Financing Activities
(Repurchase of)/proceeds from securities repurchase agreement obligations	(59,663)	96,831
Proceeds from issuance of debt securities	34,287	12,125
Repurchase of debt securities	(14,786)	(3,319)
Proceeds from private placements	-	40,444
Capital contributions	225	8,594
Exercise of options	20	-
Proceeds from loans received	5,609	7,033
Repayment of loans received	(8,015)	(2)

Net cash flows (used in)/from financing activities	(42,323)	161,706

Effect of changes in foreign exchange rates on cash and cash equivalents	(8,693)	(2,989)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	727	52,328
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	87,693	35,365
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$88,420	$87,693

	For the years ended
	March 31, 2019	March 31, 2018*
		(Recast)
Supplemental disclosure of cash flow information:
Cash paid for interest	$(13,323)	$(13,102)
Income tax paid	$(1,287)	$(536)

Non-cash investing and financing activities:

Consideration for Nettrader acquisition to be settled	$2,590	$-
Common stock issued for acquisition of Freedom UA	$-	$1,485
Assets received from acquisition of Freedom UA	$-	$1,652
Liabilities assumed from acquisition of Freedom UA	$-	$999
Debt forgiveness by shareholder in Freedom CY	$-	$293
Assets received from acquisition of Asyl Invest	$-	$14,870
Liabilities assumed from Asyl Invest	$-	$10,287
Assets received from acquisition of Nettrader	$-	$11,158
Liabilities assumed from Nettrader	$-	$4,121

The accompanying notes are an integral part of these consolidated financial statements.
* See Notes 1 and 3 for information regarding recast amounts and basis of financial statement presentation.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 1 - DESCRIPTION OF BUSINESS

Overview

Freedom Holding Corp. (the “Company” or “FRHC”) is corporation organized in the United States under the laws of the State of Nevada that through its operating subsidiaries engages in a broad range of activities in the securities industry, including retail securities brokerage, research, investment counseling, securities trading, market making, corporate investment banking and underwriting services in Eastern Europe and Central Asia. The Company is headquartered in Almaty, Kazakhstan, with supporting administrative office locations in Russia, Cyprus and the United States.

The Company owns directly, or through subsidiaries, the following companies: LLC Investment Company Freedom Finance, a Moscow, Russia-based securities broker-dealer (“Freedom RU”);LLC FFIN Bank, a Moscow, Russia-based bank (“FFIN Bank”); JSC Freedom Finance, an Almaty, Kazakhstan-based securities broker-dealer (“Freedom KZ”);Freedom Finance Cyprus Limited, a Limassol, Cyprus-based broker-dealer (“Freedom CY”);Freedom Finance Germany TT GmbH, a Berlin, Germany-based tied agent (“Freedom GE”), LLC Freedom Finance Ukraine, a Kiev, Ukraine-based broker-dealer (“Freedom UA”); LLC Freedom Finance Uzbekistan, a Tashkent, Uzbekistan-based broker-dealer (“Freedom UZ”); and FFIN Securities, Inc., a Nevada corporation (“FFIN”).

The Company’s subsidiaries are professional participants on the Kazakhstan Stock Exchange (KASE), Astana Stock Exchange (AIX), Moscow Exchange (MOEX), Saint-Petersburg Exchange (SPB), the Ukrainian Exchange, and the Republican Stock Exchange of Tashkent (UZSE). Freedom CY serves to provide the Company’s clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S. and European securities markets, which under the regulatory regimes of many jurisdictions where the Company operates do not currently allow investors direct access to international securities markets.

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

In November 2017, the Company closed the acquisition of Freedom UA with BusinessTrain, Ltd. in exchange for 387,700 shares of restricted Company common stock.

In April 2018, the Company completed the acquisition and merger of JSC Asyl Invest (“Asyl”) into Freedom KZ for approximately $2.2 million, which was equal to the fair value of the net assets acquired.

In May 2018, the Company completed the acquisition and merger of Nettrader LLC (“Nettrader”) for approximately $3.8 million, which was equal to the fair value of the net assets acquired.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

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

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements present the consolidated accounts of FRHC, Freedom RU, Freedom KZ, FFIN Bank, Freedom CY, Freedom UA, Freedom UZ, Freedom GE, FFIN and the financial results of LLC First Stock Store (“Freedom 24”) up to the date of its disposal on September 30, 2018. All significant inter-company balances and transactions have been eliminated from the consolidated financial statements.

As further discussed in Note 27 – Acquisitions and Disposal of Subsidiary, the acquisitions of Asyl and Nettrader were each considered transactions between entities under common control, therefore the accompanying financial information has been recast to include these acquisitions for all periods presented. Accordingly, the accompanying consolidated financial statements include historical cost-basis accounts of the assets of: (i) Asyl prior to April 12, 2018, the date of completion of the Asyl acquisition and merger, and (ii) Nettrader prior to May 28, 2018, the date of completion of the Nettrader acquisition and merger.

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

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

Revenue and expense recognition

Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services promised to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. A significant portion of the Company’s revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as loans and investment securities, as these activities are subject to other US GAAP guidance discussed elsewhere within these disclosures. Descriptions of the Company’s revenue-generating activities that are within the scope of ASC Topic 606, which are presented in the Consolidated Statements of Operations and Statements of Other Comprehensive Income as components of non-interest income are as follows:

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

Derivative financial instruments

In the normal course of business, the Company invests in various derivative financial contracts including futures. Derivatives are initially recognized at fair value at the date a derivative contract is entered into and are subsequently re-measured to their fair value at each reporting date. The fair values are estimated based on quoted market prices or pricing models that take into account the current market and contractual prices of the underlying instruments and other factors. Derivatives are carried as assets when their fair value is positive and as liabilities when it is negative. Derivatives are included in assets and liabilities at fair value through profit or loss in the Consolidated Balance Sheets.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

The Company purchases foreign currency futures contracts from financial institutions to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables and also purchases foreign currency futures contracts for speculative purposes. Futures are traded on the KASE and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price.

All gains and losses on foreign currency contracts were realized during the year ended March 31, 2019, and are included in net gain on derivatives in the Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss).

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

The functional currencies of our operating subsidiaries are the Russian ruble, European euro, Ukrainian hryvnia, Uzbekistani som and the Kazakhstani tenge. For financial reporting purposes, those currencies are translated into United States dollars as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive loss” reserve.

Cash and cash equivalents

Cash and cash equivalents are generally comprised of certain highly liquid investments with maturities of three months or less at the date of purchase. Cash and cash equivalents include reverse repurchase agreements which are recorded at the amounts at which the securities were acquired or sold plus accrued interest.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

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

Listed shares and listed redeemable notes held by the Company that are traded in an active market are classified as AFS and are stated at fair value. The Company has investments in unlisted shares that are not traded in an active market but that are also classified as investments AFS and stated at fair value (because Company management considers that fair value can be reliably measured). Gains and losses arising from changes in fair value are recognized in other comprehensive income and accumulated in the Accumulated other comprehensive income/(loss), with the exception of other-than-temporary impairment losses, interest calculated using the effective interest method, dividend income and foreign exchange gains and losses are recognized in the Consolidated Statements of Operations and Statements of other Comprehensive Income/(Loss). Where the investment is disposed of or is determined to be impaired, the cumulative gain or loss previously accumulated in the investments revaluation reserve is reclassified to profit or loss.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

Trading securities

Financial assets are classified as trading securities if the financial asset has been acquired principally for the purpose of selling it in the near term.

Trading securities are stated at fair value, with any gains or losses arising on remeasurement recognized in revenue. Changes in fair value are recognized in the Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss) and included in net gain/(loss) on trading securities. Interest earned and dividend income are recognized in the Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss) and included in interest income, according to the terms of the contract and when the right to receive the payment has been established.

Investments in nonconsolidated managed funds are accounted for at fair value based on the net asset value of the funds provided by the fund managers with gains or losses included in net gain on trading securities in the Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss).

Debt securities issued

Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs. Subsequently, amounts due are stated at amortized cost and any difference between net proceeds and the redemption value is recognized over the period of the borrowings using the effective interest method. If the Company purchases its own debt it is removed from the Consolidated Balance Sheets and the difference between the carrying amount of the liability and the consideration paid is recognized in the Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss).

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
●
The Company has no rights to pledge or exchange financial assets.
●
The Company or its agents do not maintain effective control over the transferred financial assets or third-party beneficial interests related to those transferred assets.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

Where the Company has not met the asset derecognition conditions above, it continues to recognize the asset to the extent of its continuing involvement.

Impairment of long lived assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the fair value from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. As of March 31, 2019 and March 31, 2018, the Company had not recorded any charges for impairment of long-lived assets.

Impairment of goodwill

As of March 31, 2019 and March 31, 2018, goodwill recorded in the Company’s Consolidated Balance Sheets totaled $2,936 and $3,288, respectively. The Company performs an impairment review at least annually unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. In its annual goodwill impairment test, the Company estimated the fair value of the reporting unit based on the income approach (also known as the discounted cash flow method) and determined the fair value of the Company’s goodwill exceeded the carrying amount of the Company’s goodwill. The goodwill value as March 31, 2019 decreased compared to March 31, 2018 due to foreign exchange currency translation.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

The changes in the carrying amount of goodwill for the year ended March 31, 2019 and 2018 were as follows:

Amount
Balance as of March 31, 2017	$981

Acquisition of Asyl	1,511
Acquisition of Freedom UA	832
Foreign currency translation	(36)

Balance as of March 31, 2018 (Recast)	$3,288

Foreign currency translation	(352)

Balance as of March 31, 2019	$2,936

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

The Company will include interest and penalties arising from the underpayment of income taxes in the provision for income taxes. As of March 31, 2019 and March 31, 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

On December 22, 2017, the U.S. bill commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted, which significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Tax Reform Act also provided for a one-time deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has presented the deferred tax impacts of GILTI tax in its consolidated financial statements for the year ended March 31, 2019.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
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

Advertising expense

For the years ended March 31, 2019 and 2018, the Company had expenses related to advertising in the amount of $4,500 and $1,384, respectively. All costs associated with advertising are expensed in the period incurred.

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

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

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

For public entities, ASU 2016-02, 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 are effective for fiscal years beginning after December 15, 2018, including interim periods therein, with early adoption permitted. ASU 2016-02 requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2018-11 provides entities an optional transition method to apply the new guidance as of the adoption date, rather than as of the earliest period presented. In transition, entities may elect certain practical expedients when applying ASU 2016-02. These include a package of practical expedients that must be applied in its entirety to all leases commencing before the effective date, unless the lease is modified, to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. ASU 2016-02 also includes a practical expedient to use hindsight in making judgments when determining the lease term and any long-lived asset impairment. ASU 2018-01 allows entities to elect a practical expedient that would exclude application of ASU 2016-02 to land easements that existed prior to its adoption, if they were not accounted for as leases under previous U.S. GAAP. ASU 2018-11 provides a lessor practical expedient for separating lease and non-lease components. The Company plans to apply the practical expedients permitted within the guidance, which allows the Company to carryforward its historical lease classification, and to apply the transition option which does not require application of the guidance to comparative periods in the year of adoption. ASU 2018-20 affect the amendments in Update 2016-02, which are not yet effective but can be early adopted. ASU 2019-01 brings attention to issues related to Update 2016-02: (a) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers; (b) Presentation on the statement of cash flows—sales-type and direct financing leases; (c) Transition disclosures related to Topic 250, Accounting Changes and Error Corrections. The adoption of this ASU will result in the recognition of significant right-of-use assets and lease liabilities in the Company’s Consolidated Balance Sheets. The preparation for adoption is ongoing, including the assessment of other potential impacts of this ASU, which includes analysis of potential transitional adjustments to Stockholders’ equity and impact of adoption on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
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

In November 2018, the FASB issued ASU No. 2018-19 Codification Improvements to Topic 326, Financial Instruments—Credit Losses. On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. That methodology replaces the probable, incurred loss model for those assets. Through that Update, the Board added Topic 326 and made several consequential amendments to the FASB Accounting Standards Codification. The amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The effective date and transition requirements for the amendments in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update. The Company does not expect material impact from new guidance on its condensed consolidated financial statements.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

In November 2018, the FASB issued ASU No. 2018-19 Codification Improvements to Topic 326, Financial Instruments—Credit Losses. On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. That methodology replaces the probable, incurred loss model for those assets. Through that Update, the Board added Topic 326 and made several consequential amendments to the FASB Accounting Standards Codification. The amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The effective date and transition requirements for the amendments in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update. The Company does not expect material impact from new guidance on its condensed consolidated financial statements.

NOTE 3 – REVISION OF FINANCIAL STATEMENT

When preparing the consolidated financial statements for the year ended March 31, 2019, management determined that certain amounts included in the Company’s March 31, 2018, consolidated financial statements required revision, due to the closing of the acquisition of Freedom RU on June 29, 2017 the closing of the acquisition of Freedom CY on November 1, 2017, and the completion of the mergers of Nettrader in May 2018, and Asyl in April 2018, which were deemed to be entities under common control with the Company.

Certain reclassifications also have been made to the prior year’s consolidated financial statements to enhance comparability with the current year’s consolidated financial statements following the increase in intangible assets of the Company related to acquisition of the Tradernet trading platform. As a result, certain line items have been amended in the Consolidated Balance Sheets. Comparative figures have been adjusted to conform to the current period’s presentation.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

The previously issued Consolidated Balance Sheet as of March 31, 2018, and Consolidated Statement of Operations and Statements of Other Comprehensive Income for the year ended March 31, 2018 have been revised as follows:

	As of March 31, 2018
BALANCE SHEETS (RECAST)	As previously reported	Recast	As recasted

ASSETS
Cash and cash equivalents	$64,531	$1,200	$65,731
Restricted cash	13,671	8,291	21,962
Trading securities	212,319	276	212,595
Available-for-sale securities, at fair value	2	238	240
Brokerage and other receivables, net	21,109	3,776	24,885
Loans issued	8,754	-	8,754
Deferred tax assets	1,046	(274)	772
Fixed assets, net	2,362	48	2,410
Intangible assets, net	-	5,692	5,692
Goodwill	1,798	1,490	3,288
Other assets, net	4,494	79	4,573
TOTAL ASSETS	$330,086	$20,816	$350,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

Securities sold, not yet purchased - at fair value	$1,135	$-	$1,135
Loans received	7,143	-	7,143
Debt securities issued	10,840	382	11,222
Customer liabilities	21,855	8,817	30,672
Trade payables	8,998	15	9,013
Deferred distribution payments	8,534	-	8,534
Securities repurchase agreement obligations	154,775	-	154,775
Deferred income tax liabilities	387	(387)	-
Other liabilities	1,319	57	1,376
TOTAL LIABILITIES	214,986	8,884	223,870

STOCKHOLDERS’ EQUITY

Preferred stock	-	-	-
Common stock	58	-	58
Additional paid in capital	87,049	13,131	100,180
Retained earnings	35,387	(1,036)	34,351
Accumulated other comprehensive loss	(7,394)	(163)	(7,557)
TOTAL STOCKHOLDERS’ EQUITY	115,100	11,932	127,032

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$330,086	$20,816	$350,902

	For the year ended March 31, 2018
STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (RECAST)	As previously reported	Recast	As recasted

Revenue:
Fee and commission income	$10,796	$1,378	$12,174
Net gain on trading securities	33,746	481	34,227
Interest income	8,184	651	8,835
Net gain on derivatives	643	-	643
Net gain on sale of fixed assets	5	(5)	-
Net gain on foreign exchange operations	1,850	28	1,878

TOTAL REVENUE, NET	55,224	2,533	57,757

Expense:
Interest expense	14,244	491	14,735
Fee and commission expense	2,066	222	2,288
Operating expense	18,927	2,773	21,700
Provision for impairment losses	-	423	423
Other (income)/expense, net	275	(279)	(4)

TOTAL EXPENSE	35,512	3,630	39,142

NET INCOME BEFORE INCOME TAX	19,712	(1,097)	18,615

Income tax expense	(479)	61	(418)

NET INCOME	$19,233	$(1,036)	$18,197

OTHER COMPREHENSIVE INCOME
Changes in unrealized gain on investments available-for-sale, net of tax effect	-	(76)	(76)
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	-	54	54
Foreign currency translation adjustments, net of tax	(457)	(141)	(598)

COMPREHENSIVE INCOME	$18,776	$(1,199)	$17,577

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 4 – CASH AND CASH EQUIVALENTS

	March 31, 2019	March 31, 2018 (Recast)

Accounts with stock exchange	$10,507	$214
Current accounts with brokers	10,220	22,748
Securities purchased under reverse repurchase agreements	7,887	27,389
Current account with commercial banks	6,656	9,035
Current account in clearing organizations	5,887	131
Current account with Central Depository (Kazakhstan)	2,693	1,280
Petty cash in bank vault and on hand	2,674	2,712
Current account with Central Bank (Russia)	2,161	980
Current account with National Settlement Depository (Russia)	1,275	1,242
Total cash and cash equivalents	$49,960	$65,731

As of March 31, 2019 and March 31, 2018, cash and cash equivalents were not insured. As of March 31, 2019 and March 31, 2018, the cash and cash equivalents balance included collateralized securities received under reverse repurchase agreements on the terms presented below:

	March 31, 2019
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	11.90%	$4,328	$804	$5,132
Corporate debt	14.00%	120	-	120
Non-US sovereign debt	8.25%	2,635	-	2,635

Total		$7,083	$804	$7,887

	March 31, 2018 (Recast)
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	14.99%	$11,095	$15,572	$26,667
Corporate debt	14.96%	521	201	722

Total		$11,616	$15,773	$27,389

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

The securities received by the Company as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Company under reverse repurchase agreements as of March 31, 2019 and March 31, 2018, was $8,472 and $28,311, respectively.

NOTE 5 – RESTRICTED CASH

As of March 31, 2019 and March 31, 2018, the Company’s restricted cash consisted of cash segregated in a special custody account for the exclusive benefit of our brokerage customers, deferred distribution payments, guaranty deposits and required reserves with the Central Bank of the Russian Federation which represents cash on hand balance requirements. The deferred distribution payment amount is the reserve held for distribution to shareholders who have not yet claimed their distributions from the 2011 sale of the Company’s oil and gas exploration and production operations of $8,534. This distribution is currently payable, subject to the entitled shareholders completing and submitting to the Company the necessary documentation to claim his, her or its distribution payments. The Company has no control over when, or if, an entitled shareholder will submit the necessary documentation to claim his, her, or its distribution payment. Restricted cash consisted of:
	March 31, 2019	March 31, 2018 (Recast)

Brokerage customers’ cash	$28,931	$12,963
Deferred distribution payments	8,534	8,534
Guaranty deposits	732	350
Reserve with Central Bank of Russia	263	115
Total restricted cash	$38,460	$21,962

NOTE 6 – TRADING AND AVAILABLE-FOR-SALE SECURITIES AT FAIR VALUE

As of March 31, 2019, and March 31, 2018, trading securities consisted of:

	March 31, 2019	March 31, 2018 (Recast)

Equity securities	$105,017	$177,339
Debt securities	62,691	34,986
Mutual investment funds	241	270
Total trading securities	$167,949	$212,595

Equity securities	$2	$240
Total available-for-sale securities, at fair value	$2	$240

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
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

There was a transfer between Level 1 and Level 3 valuation techniques during the year ended March 31, 2019, in the amount of $504. This transfer was related to corporate bonds of one issuer, and was made due to an absence of a market price from a stock exchange. As of March 31, 2019, fair value of these bonds was determined based on the discounted cash flows methodology.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

The following tables present trading securities assets in the Consolidated Financial Statements or disclosed in the Notes to the Consolidated Financial Statements at fair value on a recurring basis as of March 31, 2019 and March 31, 2018:

		Fair Value Measurements at
		March 31, 2019 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant unobservable units
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)

Equity securities	$105,017	$105,017	$-	$-
Debt securities	62,691	62,187	-	504
Mutual investment funds	241	241	-	-
Total trading securities	$167,949	$167,445	$-	$504

		Fair Value Measurements at
		March 31, 2018 (Recast) using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant unobservable units
	March 31, 2018 (Recast)	(Level 1)	(Level 2)	(Level 3)

Equity securities	$177,339	$177,339	$-	$-
Debt securities	34,986	34,986	-	-
Mutual investment funds	270	270	-	-
Total trading securities	$212,595	$212,595	$-	$-

The table below presents the Valuation Techniques and Significant Level 3 Inputs used in the valuation as of March 31, 2019. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of March 31,2019	Significant Unobservable Inputs	%

Corporate bonds	DCF	$504	Discount rate	11.3%

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended March 31, 2019:

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

Amount
Balance as of March 31, 2018 (Recast)	$-

Transfer between Level 1 and Level 3	507
Foreign currency translation	(3)
Balance as of March 31, 2019	$504

	March 31, 2019
	Assets measured at amortized cost	Unrealized gain accumulated in other comprehensive income/(loss)	Assets measured at fair value

Equity securities	$1	$1	$2

Available-for-sale securities, at fair value	$1	$1	$2

	March 31, 2018 (Recast)
	Assets measured at amortized cost	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value

Equity securities	$261	$(21)	$240

Available-for-sale securities, at fair value	$261	$(21)	$240

As of March 31, 2019 and 2018, approximately $60,000 and $105,000, respectively, worth of the Company’s proprietary trading account was invested in the securities of a single company. This represents approximately 36% and 49%, respectively, of the Company’s proprietary portfolio.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 7 – BROKERAGE AND OTHER RECEIVABLES, NET

	March 31, 2019	March 31, 2018
		(Recast)
Margin lending receivables	$46,716	$17,276
Receivable from purchase or sale of securities	27,684	6,061
Receivables from brokerage clients	824	710
Dividends accrued	108	-
Receivable for underwriting and market-making services	88	72
Other receivables	25	55
Bank commissions receivable	17	1,016
Bonds coupon receivable	-	119

Allowance for receivables	(1,626)	(424)

Total brokerage and other receivables, net	$73,836	$24,885

On March 31, 2019 and March 31, 2018, amounts due from a single related party customer were $31,792 or 43% and $6,564 or 26%, respectively. Based on experience, the Company considers receivables due from related parties fully collectible. During the year ended March 31, 2019 and 2018, using historical and statistical data, the Company recorded an allowance for brokerage receivables in the amount of $1,626 and $424, respectively.

NOTE 8 – LOANS ISSUED

Loans issued as of March 31, 2019, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Collateralized brokerage loans	$1,888	Dec. 2019	4.75%	$4,718	USD
Bank customer loans	637	May 2019 – Jan. 2019	13.34%	-	RUB
	$2,525

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

Loans issued as of March 31, 2018, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Collateralized brokerage loans	$5,371	Jan. 2019 – Feb. 2019	3.00%	$6,992	USD
Uncollateralized brokerage loans	2,832	Jan. 2019 – Mar. 2019	0.00%	-	KZT
Bank customer loans	551	Nov. 2018 – Feb. 2028	12.32%	-	RUB
	$8,754

NOTE 9 – DEFERRED TAX ASSETS

The Company is subject to taxation in the Russian Federation, Kazakhstan, Kyrgyzstan, Cyprus, Ukraine, Uzbekistan, Germany and the United States of America.

The tax rates used for deferred tax assets and liabilities for the years ended March 31, 2019 and 2018, is 21% for the U.S., 20% for the Russian Federation, Kazakhstan, Kyrgyzstan, 31% for Germany, 12.5% for Cyprus, 18% for Ukraine and 12% for Uzbekistan.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

Deferred tax assets and liabilities of the Company are comprised of the following:

	March 31, 2019	March 31, 2018 (Recast)

Deferred tax assets:
Tax losses carryforward	$2,376	$3,050
Revaluation on trading securities	2,095	88
Accrued liabilities	35	49
Stock compensation expenses	-	405
Valuation allowance	(3,241)	(2,433)
Deferred tax assets	$1,265	$1,159

Deferred tax liabilities:
Revaluation on trading securities	$-	$387

Deferred tax liabilities	$-	$387

Net deferred tax assets	$1,265	$772

The Company is subject to the US federal income taxes at a rate of 21%. The reconciliation of the provision for income taxes at the 21% tax rate compared to the Company’s income tax expense as reported is as follows:

	Year ended March 31, 2019	Year ended March 31, 2018 (Recast)

Profit before tax at 21% and 34%	$1,788	$6,329
Nontaxable gains	(3,811)	(7,129)
Provision for impairment losses	386	81
Impact of Tax Reform	-	190
Foreign tax rate differential	(1,211)	30
Other differences	418	439
Permanent differences	430	-
Global Intangible Low Taxed Income	573	-
Stock based compensations	309	-
Losses carried forward adjustment	1,678	-
Valuation allowance	808	478
Income tax provision	$1,368	$418

The income tax expense comprises:

	Year ended March 31, 2019	Year ended March 31, 2018 (Recast)
Current income tax charge	$1,817	$131
Deferred income tax charge/(benefit)	(449)	287
Income tax provision	$1,368	$418

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

During the years ended March 31, 2019 and 2018, the Company realized net income before income tax of $8,515 and $18,615, respectively. During the same periods, the Company’s effective tax rate was equal to 16.07% and 2.25%, respectively. This increase in income tax expense despite lower income before income taxes was primarily attributable to a $20,432 increase in commissions earned by Freedom CY during the fiscal year ended March 31, 2019.

Tax losses carryforward as of March 31, 2019 was $ 2,376 and is subject to income tax in US, Russia, Ukraine and Uzbekistan.

NOTE 10 – FIXED ASSETS, NET

	March 31, 2019	March 31, 2018
		(Recast)
Capital expenditures on lease improvement	$1,724	$17
Furniture	1,713	435
Office equipment	1,452	670
Processing and storage data centers	679	617
Land	394	445
Vehicles	353	449
Buildings	-	392
Other	457	267

Less: Accumulated depreciation	(1,209)	(882)

Total fixed assets	$5,563	$2,410

Depreciation expense totaled $790 and $290 for the years ended March 31, 2019 and 2018, respectively.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 11 – INTANGIBLE ASSETS, NET

	March 31, 2019	March 31, 2018
		(Recast)
Trading platform	$3,052	$3,451
Client base	1,602	2,443
Other intangible assets	1,061	638

Less: Accumulated amortization	(1,489)	(840)

Total intangible assets	$4,226	$5,692

Amortization expense totaled $1,244 and $1,196 for the years ended March 31, 2019 and 2018, respectively.

NOTE 12 – OTHER ASSETS, NET

	March 31, 2019	March 31, 2018
		(Recast)
Prepaid expenses	$1,851	$1,641
Rent guarantee deposit	714	965
Current income tax asset	502	365
Outstanding settlement operations	429	-
Taxes other than income taxes	149	147
Guaranty deposit	69	75
Prepaid insurance	21	26
Advances paid for leasehold improvements	-	1,057
Other	516	355

Total other assets	4,251	4,631

Allowance for other assets	(62)	(58)

Other assets, net	$4,189	$4,573

NOTE 13 – SECURITIES SOLD, NOT YET PURCHASED – AT FAIR VALUE

As of March 31, 2019, and March 31, 2018, the Company’s securities sold, not yet purchased – at fair value was $0 and $1,135, respectively.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

During the year ended March 31, 2019, the Company sold shares received as pledges under reverse repurchase agreements and recognized financial liabilities at fair value in the amount $7,357 and partially closed short positions in the amount of $7,547 by purchasing securities from third parties, reducing its financial liability. During the year ended March 31, 2019, the Company recognized a gain on the change in the fair value of financial liabilities in the Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss) in the amount of $872, with foreign exchange translation gains of $73.

A short sale involves the sale of a security that is not owned in the expectation of purchasing the same security (or a security exchangeable) at a later date at a lower price. A short sale involves the risk of a theoretically unlimited increase in the market price of the security that would result in a theoretically unlimited loss.

NOTE 14 – LOANS RECEIVED

Company	Lender	March 31, 2019	March 31, 2018 (Recast)	Interest rate	Term	Maturity dates
Freedom Holding Corp.	Non-Bank	$3,917	$-	3%	1-2 year	04/30/2019 - 12/31/2019
Freedom Finance Cyprus Limited	D-FINANCE Inc.	91	99	1%	2 year	12/11/2019
JSC Freedom Finance	JSC AsiaCreditBank	-	7,044	7%	1 year	2/5/2019
Total		$4,008	$7,143

As of March 31, 2018, the Company had received United States dollar denominated loans from JSC AsiaCredit Bank in the total amount of $7,031, under a credit line agreement with a $9,000 withdrawal limit. During the year ended March 31, 2019, the Company fully repaid the loan from JSC AsiaCredit Bank. Non-bank loans received are unsecured. As of March 31, 2019 and March 31, 2018, accrued interest on the loans totaled $52 and $16, respectively.

NOTE 15 – DEBT SECURITIES ISSUED

	March 31, 2019	March 31, 2018
		(Recast)
Debt securities issued denominated in USD	$20,265	$7,006
Debt securities issued denominated in RUB	7,724	-
Debt securities issued denominated in KZT	-	4,025
Accrued interest	549	191

Total	$28,538	$11,222

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

As of March 31, 2019 and 2018, the Company had outstanding bonds of Freedom KZ and Freedom RU in the amount of $28,538 and $11,222, respectively. As of March 31, 2019, these bonds had fixed annual coupon rates ranging from 8% to 12% and maturity dates ranging from June 2020 and February 2022. During the fiscal year ended March 31, 2019, the Company retired Kazakhstani tenge denominated bonds of Asyl and Freedom KZ which had a carrying value of $4 million as of March 31, 2018.

Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs. Debt securities issued as of March 31, 2019 and March 31, 2018, included $549 and $191 accrued interest, respectively. The Freedom KZ bonds are actively traded on KASE.

NOTE 16 – CUSTOMER LIABILITIES

The Company recognizes customer liabilities associated with funds held by our brokerage and bank customers. Customer liabilities consist of:

	March 31, 2019	March 31, 2018 (Recast)

Brokerage customers	$47,686	$21,367
Banking customers	34,346	9,305
Total	$82,032	$30,672

NOTE 17 – TRADE PAYABLES

	March 31, 2019	March 31, 2018 (Recast)

Margin lending payable	$29,081	$6,604
Trade payable for securities purchased	2,939	1,065
Payables to suppliers of goods and services	555	152
Guaranty fee received	-	709
Payable for acquisition of servers	-	395
Other	120	88

Total	$32,695	$9,013

On March 31, 2019 and March 31, 2018, amounts due to a single related party were $938 or 3% and $1,478 or 16%, respectively.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

During the years ended March 31, 2019 and 2018, the Company received guaranty fees of $0 and $709, respectively, pursuant to a reverse repurchase agreement. The reverse repurchase agreement specifies that the Company has a right to claim a certain amount to be placed as a guaranty fee if the share price of the pledged securities falls significantly from the price as of the date of the transaction. In the event the price of the pledged securities falls further, the Company can require an increase in the guaranty fee. The reverse repurchase agreement under which guaranty fees were received was closed during the year ended March 31, 2019.

NOTE 18 – SECURITIES REPURCHASE AGREEMENT OBLIGATIONS

As of March 31, 2019 and March 31, 2018, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	March 31, 2019
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Over 90 days	Total

Securities sold under repurchase agreements
Corporate equity	12.06%	$49,048	$-	$2,146	$51,194
Corporate debt	10.38%	13,548	-	-	13,548
Non-US sovereign debt	8.62%	8,879	-	-	8,879
Total securities sold under repurchase agreements		$71,475	$-	$2,146	$73,621

	March 31, 2018 (Recast)
	Interest rate and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Over 90 days	Total

Securities sold under repurchase agreements
Corporate equity	12.04%	$109,821	$8,960	$7,149	$125,930
Corporate debt	10.64%	24,257	2,023	-	26,280
Non-US sovereign debt	8.54%	2,565	-	-	2,565
Total securities sold under repurchase agreements		$136,643	$10,983	$7,149	$154,775

The fair value of collateral pledged under repurchase agreements as of March 31, 2019 and March 31, 2018, was $105,842 and $203,140, respectively.

Securities pledged as collateral by the Company under repurchase agreements are liquid trading securities with market quotes and significant trading volume.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 19 – OTHER LIABILITIES

	March 31, 2019	March 31, 2018 (Recast)

Salaries and other employee benefits	$1,307	$255
Vacation reserve	942	537
Outstanding settlements operations	314	-
Payable to suppliers	212	-
Taxes payable other than income tax	127	130
Advance received for sale of fixed asset	-	288
Other	230	166

Total	$3,132	$1,376

NOTE 20 – FEE AND COMMISSION INCOME/(EXPENSE)

	Year ended March 31, 2019	Year ended March 31, 2018 (Recast)

Fee and commission income:

Brokerage services	$36,810	$6,429
Bank services	6,133	3,419
Underwriting services	861	2,109
Other commission income	512	217

Total fee and commission income	$44,316	$12,174

Fee and commission expense:

Brokerage services	$4,164	$305
Bank services	919	1,629
Exchange services	574	199
Central Depository services	301	155
Other commission expense	280	-

Total fee and commission expense	$6,238	$2,288

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 21 – NET GAIN ON TRADING SECURITIES

	Year ended March 31, 2019	Year ended March 31, 2018 (Recast)

Net gain recognized during the period on trading securities sold during the period	$25,535	$17,725
Net unrealized gain/(loss) recognized during the reporting period on trading securities still held at the reporting date	(5,373)	16,502
Net gain recognized during the period on trading securities	$20,162	$34,227

NOTE 22 – NET INTEREST INCOME/ (EXPENSE)

	Year ended March 31, 2019	Year ended March 31, 2018 (Recast)

Interest income:
Interest income on financial assets recorded at amortized cost comprises:

Interest income on reverse repurchase agreements and amounts due from banks	$2,290	$3,166
Interest income on loans to customers	264	268

Total interest income on financial assets recorded at amortized cost	$2,554	$3,434

Interest income on financial assets recorded at fair value through profit or loss comprises:

Interest income on trading securities	$11,371	$5,401

Total interest income on financial assets recorded at fair value through profit or loss	11,371	5,401

Total interest income	$13,925	$8,835

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

Interest expense:
Interest expense on financial liabilities recorded at amortized cost comprises:

Interest expense on securities repurchase agreement obligations	$11,113	$13,380
Interest expense on debt securities issued	1,907	1,076
Interest expense on customer accounts and deposits	1,305	244
Interest expense on loans received	324	35

Total interest expense on financial liabilities recorded at amortized cost	14,649	14,735

Total interest expense	$14,649	$14,735

NOTE 23 – NET (LOSS)/GAIN ON FOREIGN EXCHANGE OPERATIONS

	Year ended March 31, 2019	Year ended March 31, 2018 (Recast)

Translation difference	$(4,115)	$1,232
Sales and purchases of foreign currency, dealing	(3)	646

Total net gain/(loss) on foreign exchange operations	$(4,118)	$1,878

NOTE 24 – RELATED PARTY TRANSACTIONS

During the years ended March 31, 2019 and 2018, the Company earned commission income from related parties in the amounts of $38,974 and $6,270, respectively. Commission income earned from related parties is comprised primarily of brokerage commissions and commissions for money transfers by brokerage clients.

As of March 31, 2019 and March 31, 2018, the Company had bank commission receivables and receivables from brokerage clients from related parties totaling $192 and $1,055, respectively. Brokerage and other receivables from related parties result principally from commissions receivable on the brokerage operations of related parties.

As of March 31, 2019 and March 31, 2018, the Company had cash and cash equivalents held in brokerage accounts of related parties totaling $8,444 and $17,795, respectively.

As of March 31, 2019 and March 31, 2018, the Company had loans issued to related parties totaling $1,888 and $7,119, respectively.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

As of March 31, 2019 and March 31, 2018, the Company had margin lending receivables with related parties totaling $43,720 and $8,748, respectively.

As of March 31, 2019 and March 31, 2018, the Company had advances received for the sale of fixed assets from a related party totaling $0 and $288, respectively.

As of March 31, 2019, and March 31, 2018, the Company had margin lending payable to related parties, totaling $1,090 and $81, respectively.

As of March 31, 2019, and March 31, 2018, the Company had loans received from a related party totaling $3,957 and $99, respectively.

As of March 31, 2019, and March 31, 2018, the Company had accounts payable due to a related party totaling $345 and $0, respectively.

As of March 31, 2019, and March 31, 2018, the Company had consideration due to a related party for the Nettrader acquisition totaling $2,590 and $0, respectively.

As of March 31, 2019, and March 31, 2018, the Company had customer liabilities on brokerage accounts and bank accounts of related parties totaling $29,904 and $3,402, respectively. As of March 31, 2019, and March 31, 2018, the Company held restricted customer cash on brokerage accounts of related parties totaling $13,999 and $2,004, respectively.

NOTE 25 – STOCKHOLDERS’ EQUITY

The Company reviewed FASB ASC Topic No. 470-50, Debt Extinguishment, to evaluate the debt extinguishment gain incurred from the debt to equity transaction in Freedom CY. Upon completion of the evaluation, it was determined that the gain associated with extinguishment of the debt from shareholder to equity should be accounted for as a capital contribution and was recorded to Additional Paid in Capital. During the year ended March 31, 2018, equity interest exchanged in Freedom CY was $293.

On June 29, 2017, the Company and Timur Turlov closed the acquisition of Freedom RU. Pursuant to the terms of the Acquisition Agreement, Mr. Turlov received a total of 20,665,023 shares of restricted common stock in exchange for his 100% interest in Freedom RU.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

On October 6, 2017, the Company awarded restricted stock grants totaling 3,900,000 shares of its common stock to 16 employees and awarded nonqualified stock options to purchase an aggregate of 360,000 shares of its common stock to two employees. Of the 3,900,000 shares awarded pursuant to the restricted stock grant awards, 1,200,000 shares are subject to two-year vesting conditions and 2,700,000 shares are subject to three-year vesting conditions. All of the nonqualified stock options are subject to three-year vesting conditions. The Company recorded stock based compensation expense for restricted stock grants and stock options in the amount of $3,498 and $1,621, respectively, during the years ended March 31, 2019 and 2018.

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

On March 2, 2018, the Company completed a private placement of 5,426,612 shares of its restricted common stock in exchange for an aggregate offering proceeds of $29,399. The shares of common stock were sold to three non-U.S. persons pursuant to the exemption from registration provided in Regulation S promulgated under the Securities Act for offers and sales made outside the United States. Askar Tashtitov, a Company officer and director, purchased 28,000 shares for $154.

As disclosed in more detail in Note 26, during the year ended March 31, 2019, nonqualified stock options to purchase 10,000 shares were exercised at a strike price of $1.98 per share for total proceeds of $20.

During the years ended March 31, 2019, Mr. Turlov, the Company’s chief executive officer, chairman of the board and the majority shareholder of the Company made capital contributions of $225.

NOTE 26 – STOCK BASED COMPENSATION

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

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

During the year ended March 31, 2019, no stock options were granted. During the year ended March 31, 2018, the Company granted options to purchase 360,000 shares with a strike price of $1.98. Total compensation expense related to options granted was $215 for the year ended March 31, 2019 and $104 for the year ended March 31, 2018. As of March 31, 2019 and 2018, there was total remaining compensation expense of $328 and $543, respectively, related to stock options, which will be recorded over a weighted average period of approximately 1.52 years. During the year ended March 31, 2019, options to purchase a total of 10,000 shares were exercised.

The Company has determined fair value of stock options using the Black-Scholes option valuation model based on the following key assumptions:

Term (years)	3
Volatility	165.33%
Risk-free rate	1.66%

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

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

The following is a summary of stock option activity for year ended March 31, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2018	360,000	$1.98	9.52	$1,753
Granted	-	-	-	-
Exercised	(10,000)	1.98	-	66
Forfeited/cancelled/expired	-	-	-	-
Outstanding, at March 31, 2019	350,000	$1.98	8.52	2,342
Exercisable at March 31, 2019	110,000	$1.98	8.52	$736

During the year ended March 31, 2019, no restricted shares were awarded. During the year ended March 31, 2018, a total of 3,900,000 restricted shares were awarded. The compensation expense related to restricted stock awards was $3,283 during the year ended March 31, 2019, and $1,517 during the year ended March 31, 2018. As of March 31, 2019 and 2018, there was $3,386 and $6,669, respectively, of total unrecognized compensation cost related to nonvested shares of restricted stock granted. The cost is expected to be recognized over a weighted average period of 1.37 years.

The table below summarizes the activity for the Company's restricted stock outstanding during the year ended March 31, 2019:

	Shares	Weighted Average Fair Value
Non-vested at March 31, 2018	3,900,000	$8,190
Granted	-	-
Vested	1,625,000	3,413
Forfeited/cancelled	-	-
Non-vested at March 31, 2019	2,275,000	$4,777

NOTE 27 – ACQUISITIONS AND DISPOSAL OF SUBSIDIARY

Acquisition of Asyl

On April 12, 2018, we completed the acquisition and merger of Asyl into the Company. This acquisition joined the two largest retail brokerage firms in Kazakhstan. Asyl was formerly controlled by Mr. Turlov since April 28, 2017. The Company agreed to acquire Asyl from Mr. Turlov for approximately $2.2 million.

When preparing the consolidated financial statements for the year ended March 31, 2019, management determined that certain amounts included in the Company’s consolidated financial statements as of March 31, 2018 and for the year ended March 31, 2018, required revision, due to completion of the merger of Asyl in April 2018, which was deemed to be an entity under common control with the Company since April 28, 2017. The transaction is accounted for as a restructuring transaction and all the assets and liabilities of Asyl were transferred to the Company at their respective carrying amounts on the date of transaction.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

As of the acquisition date by Mr. Turlov, the fair value of Asyl was $4,583. The total purchase price was allocated as follows:

Purchase price allocation
As of April 28, 2017
Assets:
Cash and cash equivalents	$310
Restricted cash	10,204
Trading securities	858
Available-for-sale securities, at fair value	324
Fixed assets	313
Intangible assets	1,971
Brokerage and other receivables	856
Other assets	34
Total assets	$14,870

Liabilities:
Customer liabilities	$10,204
Deferred income tax liabilities	33
Other liabilities	50
Total liabilities	$10,287

Net assets acquired	$4,583

Goodwill	1,511

Total purchase price	$6,094

Acquisition of Nettrader

On May 28, 2018, we completed the acquisition and merger of Nettrader. This acquisition also finalized our acquisition of the Tradernet trading platform, a browser-based application and in some countries a supporting mobile app to facilitate our customers’ trading activities and ability to monitor and manage all aspects of their personal accounts and participate in our client social network. Nettrader was formerly owned by Mr. Turlov since May 18, 2017. The Company acquired Nettrader for approximately $3.8 million.

When preparing the consolidated financial statements for the year ended March 31, 2019, management determined that certain amounts included in the Company’s consolidated financial statements as of March 31, 2018 and for the year ended March 31, 2018, required revision, due to the completion of the merger of Nettrader in May 2018, which was deemed to be an entity under common control with the Company since May 18, 2017. The transaction is accounted for as a restructuring transaction and all the assets and liabilities of Nettrader were transferred to the Company at their respective carrying amounts on the date of transaction.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

As of the acquisition date by Mr. Turlov, the fair value of Nettrader was $7,037. The total purchase price was allocated as follows:

Purchase price allocation
As of May 18, 2017
Assets:
Cash and cash equivalents	$120
Restricted cash	938
Brokerage and other receivables	4,637
Loan issued	338
Fixed assets	460
Intangible assets	4,523
Deferred income tax assets	60
Other assets	81
Total assets	$11,157

Liabilities:
Customer liabilities	$4,103
Trade and other payables	3
Other liabilities	14
Total liabilities	$4,120

Net assets acquired	$7,037

Goodwill	-

Total purchase price	$7,037

Acquisition of Freedom UA:

On November 1, 2017, FRHC acquired 100% of the outstanding common shares and voting interest in Freedom UA in exchange for 387,700 shares of restricted common stock of the Company with the fair market value of $1,485. FRHC acquired Freedom UA to expand its existing securities brokerage business to the Ukrainian securities brokerage market. The Company believes it can take advantage of the synergies that exist between its current expertise and infrastructure and Freedom UA’s existing business to rapidly expand the Company’s presence in the Ukrainian financial services industry.

As of the acquisition date, the fair value of Freedom UA was $653. For the five months ended March 31, 2018, net loss of Freedom UA totaled $53.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
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

Disposal of First Stock Store

During the year ended March 31, 2019, the Company fully disposed of its subsidiary LLC First Stock Store. LLC First Stock Store provided an online securities marketplace in Russia through a project called Freedom24. LLC First Stock Store was disposed of for $7, with net assets as of the date of disposal of $22. The difference was recognized as loss on disposal of subsidiary in the amount of $15. Prior to the disposal, the Freedom24 project and the First Stock Store employees were transferred to Freedom RU.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2019
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 28 – COMMITMENTS AND CONTINGENT LIABILITIES

The table below shows approximate lease commitments and other contingent liabilities of the Company as of March 31, 2019:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases:
Office Leases(1)	$11,871	$5,599	$6,272	$-	$-
Total Operating Leases	$11,871	$5,599	$6,272	$-	$-

(1)
The Company has number of lease agreements for office spaces in different locations. In general, all agreements are made for a one-year period with extension or termination provisions, except two lease agreements with longer lease terms.

The Company’s rent expense for office space was $4,819 and $2,661 for the year ended March 31, 2019 and 2018, respectively.

NOTE 29 – SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through the time of filing this annual report on Form 10K with the SEC. Other than as disclosed below, during this period the Company did not have any additional material recognizable subsequent events.

On April 4, 2019, Freedom KZ received a license that allows Freedom KZ to offer foreign currency exchange services to Freedom KZ customers for assets on deposit in the customer’s Freedom KZ account.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

4.01	Description of Securities
21.01	Subsidiaries
23.01	Consent of Independent Registered Public Accounting Firm
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002