Form 10-Q
period 2019-06-30
Freedom Holding Corp.
filed 2019-08-09
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

	Yes ☑	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 8, 2019, the registrant had 58,093,212 shares of common stock, par value $0.001, issued and outstanding.

FREEDOM HOLDING CORP.
FORM 10-Q

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	June 30, 2019	March 31, 2019

ASSETS
Cash and cash equivalents	$141,900	$49,960
Restricted cash	42,437	38,460
Trading securities	161,021	167,949
Available-for-sale securities, at fair value	2	2
Brokerage and other receivables, net	43,191	73,836
Loans issued	2,616	2,525
Deferred tax assets	822	1,265
Fixed assets, net	6,011	5,563
Intangible assets, net	4,012	4,226
Goodwill	2,956	2,936
Operating lease right-of-use assets	14,281	-
Other assets, net	9,852	4,189

TOTAL ASSETS	$429,101	$350,911

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loans received	$92	$4,008
Debt securities issued	29,772	28,538
Customer liabilities	174,143	82,032
Trade payables	12,600	32,695
Deferred distribution payments	8,534	8,534
Securities repurchase agreement obligations	56,566	73,621
Current income tax liability	1,602	754
Operating lease obligations	15,856	-
Other liabilities	4,121	3,132
TOTAL LIABILITIES	303,286	233,314

Commitments and Contingent Liabilities	-	-

STOCKHOLDERS’ EQUITY

Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 58,093,212 and 58,043,212 shares issued and outstanding as of June 30, 2019 and March 31, 2019, respectively	58	58
Additional paid in capital	99,965	99,093
Retained earnings	48,201	41,498
Accumulated other comprehensive loss	(22,409)	(23,052)
TOTAL STOCKHOLDERS’ EQUITY	125,815	117,597

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$429,101	$350,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME/(LOSS) (Unaudited)
(All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three months ended June 30,
	2019	2018
Revenue:

Fee and commission income	$22,592	$5,428
Net gain/(loss) on trading securities	2,562	(3,288)
Interest income	4,131	7,372
Net loss on foreign exchange operations	(36)	(2,110)

TOTAL REVENUE, NET	29,249	7,402

Expense:
Interest expense	3,608	4,614
Fee and commission expense	4,031	764
Operating expense	12,685	9,111
(Recovery)/provision for impairment losses	(1,073)	6
Other expense/(income), net	308	(60)

TOTAL EXPENSE	19,559	14,435
NET INCOME/(LOSS) BEFORE INCOME TAX	9,690	(7,033)

Income tax (expense)/benefit	(1,476)	150

NET INCOME/(LOSS)	$8,214	$(6,883)

OTHER COMPREHENSIVE INCOME/(LOSS)
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	$-	$22
Foreign currency translation adjustments, net of tax effect	643	(6,698)

COMPREHENSIVE INCOME/(LOSS)	$8,857	$(13,559)

BASIC NET INCOME/(LOSS) PER COMMON SHARE (In U.S. Dollars)	$0.14	$(0.12)
DILUTED NET INCOME/(LOSS) PER COMMON SHARE (In U.S. Dollars)	$0.14	$(0.12)
Weighted average number of shares (basic)	58,052,656	58,033,212
Weighted average number of shares (diluted)	58,249,344	58,191,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the three months ended
	June 30, 2019	June 30, 2018

Cash Flows From Operating Activities
Net income/(loss)	$8,214	$(6,883)
Adjustments to reconcile net income/(loss) from operating activities:
Depreciation and amortization	530	396
Depreciation of lease asset	1,038	-
Loss on sale of fixed assets	-	33
Change in deferred taxes	466	(109)
Stock compensation expense	773	838
Unrealized loss on trading securities	2,479	7,856
Net change in accrued interest	272	13
Allowance for receivables	(1,073)	-
Changes in operating assets and liabilities:
Changes in lease liabilities	(1,470)	-
Trading securities	5,555	6,089
Brokerage and other receivables	34,222	(15,710)
Loans issued	(63)	(8,441)
Other assets	(5,540)	(568)
Customer liabilities	88,453	9,131
Current income tax liability	844	-
Trade payables	(22,055)	7,251
Securities sold, not yet purchased	-	718
Other liabilities	921	806
Net cash flows from operating activities	113,566	1,420

Cash Flows From Investing Activities
Purchase of fixed assets	(721)	(477)
Proceeds from sale of fixed assets	7	276
Proceeds from sale of available-for-sale securities, at fair value	-	238
Consideration paid for Asyl Invest	-	(2,240)
Net cash flows used in investing activities	(714)	(2,203)

Cash Flows From Financing Activities
Repurchase of securities repurchase agreement obligations	(16,919)	(30,436)
Proceeds from issuance of debt securities	1,194	9,708
Repurchase of debt securities	(9)	-
(Repayment of)/proceeds from loans received	(3,916)	7,336
Exercise of options	99	-
Capital contributions	-	225
Net cash flows used in financing activities	(19,551)	(13,167)

Effect of changes in foreign exchange rates on cash and cash equivalents	2,616	(3,884)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	95,917	(17,834)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	88,420	87,693
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$184,337	$69,859

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the three months ended
	June 30, 2019	June 30, 2018

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,942	$4,327
Income tax paid	$66	$237

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$14,960	$-
Lease obligations obtained on adoption of new lease standard	$16,471	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (Unaudited)
(All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock
	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total
At March 31, 2018	58,033,212	$58	$100,180	$34,351	$(7,557)	$127,032

Capital contributions	-	-	225	-	-	225
Acquisition of Asyl Invest	-	-	(2,240)	-	-	(2,240)
Stock based compensation	-	-	838	-	-	838
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	-	-	-	-	22	22
Translation difference	-	-	-	-	(6,698)	(6,698)
Net loss	-	-	-	(6,883)	-	(6,883)
At June 30, 2018	58,033,212	$58	$99,003	$27,468	$(14,233)	$112,296

At March 31, 2019	58,043,212	$58	$99,093	$41,498	$(23,052)	$117,597

Cumulative-effect adjustment due to adoption of ASU 2016-02(1)	-	-	-	(1,511)	-	(1,511)
Exercise of options	50,000	-	99	-	-	99
Stock based compensation	-	-	773	-	-	773
Translation difference	-	-	-	-	643	643
Net income	-	-	-	8,214	-	8,214

At June 30, 2019	58,093,212	$58	$99,965	$48,201	$(22,409)	$125,815

(1) Cumulative-effect adjustment to beginning retained earnings related to the recognition of pre-existing lease liabilities and operating lease right-of-use assets in accordance with ASU 2016-02, adopted as of April 1, 2019.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 1 – DESCRIPTION OF BUSINESS

Overview

Freedom Holding Corp. (the “Company” or “FRHC”) is a corporation organized in the United States under the laws of the State of Nevada that through its operating subsidiaries provides financial services including retail securities brokerage, research, investment counseling, securities trading, market making, corporate investment banking and underwriting services in Eastern Europe and Central Asia. The Company is headquartered in Almaty, Kazakhstan, with supporting administrative office locations in Russia, Cyprus and the United States. The Company has retail locations in Russia, Kazakhstan, Ukraine, Uzbekistan, Kyrgyzstan and Germany.

The Company owns directly, or through subsidiaries, the following companies: LLC Investment Company Freedom Finance, a Moscow, Russia-based securities broker-dealer (“Freedom RU”); LLC FFIN Bank, a Moscow, Russia-based bank (“FFIN Bank”); JSC Freedom Finance, an Almaty, Kazakhstan-based securities broker-dealer (“Freedom KZ”); Freedom Finance Cyprus Limited, a Limassol, Cyprus-based broker-dealer (“Freedom CY”); Freedom Finance Germany TT GmbH (“Freedom GE”), a Munich, Germany-based tied agent of Freedom CY; LLC Freedom Finance Ukraine, a Kiev, Ukraine-based broker-dealer (“Freedom UA”); LLC Freedom Finance Uzbekistan, a Tashkent, Uzbekistan-based broker-dealer (“Freedom UZ”); and FFIN Securities, Inc., a Nevada corporation (“FFIN”).

The Company’s subsidiaries are participants on the Kazakhstan Stock Exchange (KASE), Astana International Exchange (AIX), Moscow Exchange (MOEX), Saint-Petersburg Exchange (SPB), Ukrainian Exchange (UX), and Republican Stock Exchange of Tashkent (UZSE). Freedom CY serves to provide the Company’s clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S. and European securities markets, which under the regulatory regimes of many jurisdictions where the Company operates do not currently allow investors direct access to international securities markets.

Unless otherwise specifically indicated or as is otherwise contextually required, FRHC, Freedom RU, FFIN Bank, Freedom KZ, Freedom CY, Freedom GE, Freedom UA, Freedom UZ and FFIN are collectively referred to herein as the “Company”.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2020.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The Condensed Consolidated Balance Sheet at March 31, 2019, has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

The Company’s consolidated financial statements present the consolidated accounts of FRHC, Freedom RU, Freedom KZ, FFIN Bank, Freedom CY, Freedom UA, Freedom UZ, Freedom GE and FFIN. All significant inter-company balances and transactions have been eliminated from the consolidated financial statements.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates.

Revenue recognition

Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services promised to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. A significant portion of the Company’s revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as loans and investment securities, as these activities are subject to other U.S. GAAP guidance discussed elsewhere within these disclosures. Descriptions of the Company’s revenue-generating activities that are within the scope of ASC Topic 606, which are presented in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss) as components of non-interest income are as follows:

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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The Company adopted the new guidance on April 1, 2018. Under Topic 606, the Company is required to recognize incentive fees when they are probable and there is not a significant chance of reversal in the future. For the brokerage commission, banking service commission and investment banking services commission contracts in place at the time of adoption, this change in policy did not result in any actual change in revenue that had already been recognized and therefore there was no transition adjustment necessary. Based on a review of the Company’s brokerage commission, banking service commission and investment banking services commission contracts in place at the time of adoption, the Company does not believe the actual timing of recognition of incentive fees this change in policy did not result in any actual change in revenue that had already been recognized and therefore there was no transition adjustment necessary.

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

Functional currency

Management has adopted ASC 830, Foreign Currency Translation Matters as it pertains to its foreign currency translation. The Company’s functional currencies are the Russian ruble, European euro, Ukrainian hryvnia, Uzbekistani som and Kazakhstani tenge, and its reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in “Other Comprehensive Income/(Loss)”.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

For financial reporting purposes, foreign currencies are translated into U.S. dollars as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive loss”.

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

The Company enters into reverse repurchase, repurchase, securities borrowed and securities loaned transactions to, among other things, acquire securities to leverage and grow its proprietary trading portfolio, cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance its inventory positions. The Company enters into these transactions in accordance with normal market practice. Under standard terms for repurchase transactions, the recipient of collateral has the right to sell or repledge the collateral, subject to returning equivalent securities on settlement of the transaction.

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

Listed shares and listed redeemable notes held by the Company that are traded in an active market are classified as AFS and are stated at fair value. The Company has investments in unlisted shares that are not traded in an active market but that are also classified as investments AFS and stated at fair value (because Company management considers that fair value can be reliably measured). Gains and losses arising from changes in fair value are recognized in other comprehensive income/(loss) and are accumulated in accumulated other comprehensive loss, with the exception of other-than-temporary impairment losses, interest calculated using the effective interest method, dividend income and foreign exchange gains and losses, which are recognized in the Condensed Consolidated Statements of Operations and Statements of other Comprehensive Income/(Loss). Where the investment is disposed of or is determined to be impaired, the cumulative gain or loss previously accumulated in the investments’ revaluation reserve is then reclassified to Condensed Consolidated Statements of Operations and Statements of other Comprehensive Income/(Loss).

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

Impairment of long lived assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the fair value from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. As of June 30, 2019 and March 31, 2019, the Company had not recorded any charges for impairment of long-lived assets.

Impairment of goodwill

As of June 30, 2019 and March 31, 2019, goodwill recorded in the Company’s Condensed Consolidated Balance Sheets totaled $2,956 and $2,936, respectively. The Company performs an impairment review at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. In its annual goodwill impairment test, the Company estimated the fair value of the reporting unit based on the income approach (also known as the discounted cash flow method) and determined the fair value of the Company’s goodwill exceeded the carrying amount of the Company’s goodwill.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The changes in the carrying amount of goodwill as of March 31, 2019 and for the three months ended June 30, 2019 were as follows:

Balance as of March 31, 2019	$2,936

Foreign currency translation	20

Balance as of June 30, 2019	$2,956

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

The Company will include interest and penalties arising from the underpayment of income taxes in the provision for income taxes. As of June 30, 2019 and March 31, 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

On December 22, 2017, the U.S. bill commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted, which significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Tax Reform Act also provided for a one-time deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has presented the deferred tax impacts of GILTI tax in its consolidated financial statements as of June 30, 2019 and March 31, 2019.

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases have been classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard also requires disclosures that provide additional information on recorded lease arrangements. In July 2018, the FASB issued ASU 2018-11, Leases –Targeted Improvements, which provides an optional transition method that allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The Company adopted the provisions of ASU 2018-11, including the optional transition method, on April 1, 2019. Operating lease assets and corresponding lease liabilities were recognized on the Company’s unaudited condensed consolidated statements of financial condition. Refer to Note 17 - Leases, within the notes to the unaudited condensed consolidated financial statements for additional disclosure and significant accounting policies affecting leases.

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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Segment Information

The Company operates in a single operating segment offering financial services to its customers in a single geographic region covering Central Asia and Eastern Europe. The Company’s financial services business provides retail securities brokerage, research, investment counseling, securities trading, market making, corporate investment banking and underwriting services to its customers. The Company generates revenue from customers primarily from fee and commission income and interest income. The Company does not use profitability reports or other information disaggregated on a regional, country or divisional basis for making business decisions.

Recent accounting pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. In March 2014, the Board issued a proposed FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, which the Board finalized on August 28, 2018. The disclosure framework project’s objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this Update apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. That methodology replaces the probable, incurred loss model for those assets. Through that Update, the Board added Topic 326 and made several consequential amendments to the FASB Accounting Standards Codification. The amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The effective date and transition requirements for the amendments in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update. The Company does not expect a material impact from the new guidance on its condensed consolidated financial statements.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

In April 2019, FASB also issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and in May 2019, FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326). The ASU 2019-04 amendments affect a variety of Topics in the Codification and is part of the Board’s ongoing project on Codification improvement. The FASB received several agenda request letters asking that the Board consider amending the transition guidance for Update 2016-13. ASU 2019-05 addresses stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. For entities that have not yet adopted the amendments in Update 2016-13, the effective dates and transition requirements for the amendments related to ASU 2019-04 are the same as the effective dates and transition requirements in Update 2016-13. ASU 2019-05 is effective for entities that have adopted the amendments in Update 2016-13 for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in any interim period after the issuance of this Update as long as an entity has adopted the amendments in Update 2016-13. The Company is currently evaluating the impact from new guidance on its condensed consolidated financial statements.

NOTE 3 – CASH AND CASH EQUIVALENTS

	June 30, 2019	March 31, 2019

Accounts with stock exchanges	$51,196	$10,507
Current accounts with commercial banks	28,985	6,656
Current accounts in clearing organizations	22,958	5,887
Current accounts with brokers	19,973	10,220
Securities purchased under reverse repurchase agreements	8,065	7,887
Petty cash in bank vault and on hand	6,156	2,674
Current account with National Settlement Depository (Russia)	2,049	1,275
Current account with Central Depository (Kazakhstan)	1,549	2,693
Current account with Central Bank (Russia)	969	2,161
Total cash and cash equivalents	$141,900	$49,960

As of June 30, 2019 and March 31, 2019, cash and cash equivalents were not insured.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

As of June 30, 2019 and March 31, 2019, the cash and cash equivalents balance included collateralized securities received under reverse repurchase agreements on the terms presented below:

	June 30, 2019
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	11.42%	$8,065	$-	$8,065
Total		$8,065	$-	$8,065

	March 31, 2019
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	11.90%	$4,328	$804	$5,132
Corporate debt	14.00%	120	-	120
Non-U.S. sovereign debt	8.25%	2,635	-	2,635
Total		$7,083	$804	$7,887

The securities received by the Company as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Company under reverse repurchase agreements as of June 30, 2019 and March 31, 2019, was $8,867 and $8,472, respectively.

NOTE 4 – RESTRICTED CASH

As of June 30, 2019 and March 31, 2019, the Company’s restricted cash consisted of deferred distribution payments, cash segregated in a special custody account for the exclusive benefit of our brokerage customers and required reserves with the Central Bank of the Russian Federation which represents cash on hand balance requirements. The deferred distribution payment amount is a reserve held for distribution to shareholders who have not yet claimed their distributions from the 2011 sale of the Company’s oil and gas exploration and production operations of $8,534. This distribution is currently payable, subject to the entitled shareholders completing and submitting to the Company the necessary documentation to claim his, her or its distribution payments. The Company has no control over when, or if, any entitled shareholder will submit the necessary documentation to claim his, her, or its distribution payment.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Restricted cash consisted of:

	June 30, 2019	March 31, 2019

Brokerage customers’ cash	$32,622	$28,931
Deferred distribution payments	8,534	8,534
Reserve with Central Bank of Russia	671	732
Guaranty deposits	610	263
Total restricted cash	$42,437	$38,460

NOTE 5 – TRADING SECURITIES

As of June 30, 2019 and March 31, 2019, trading securities consisted of:

	June 30, 2019	March 31, 2019

Equity securities	$98,353	$105,017
Debt securities	62,668	62,691
Mutual investment funds	-	241
Total trading securities	$161,021	$167,949

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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The following tables present trading securities assets in the condensed consolidated financial statements at fair value on a recurring basis as of June 30, 2019 and March 31, 2019:

		Fair Value Measurements at
		June 30, 2019 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2019	(Level 1)	(Level 2)	(Level 3)

Equity securities	$98,353	$98,353	$-	$-
Debt securities	62,668	62,668	-	-
Total trading securities	$161,021	$161,021	$-	$-

		Fair Value Measurements at
		March 31, 2019 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)

Equity securities	$105,017	$105,017	$-	$-
Debt securities	62,691	62,187	-	504
Mutual investment funds	241	241	-	-
Total trading securities	$167,949	$167,445	$-	$504

The table below presents the Valuation Techniques and Significant Level 3 Inputs used in the valuation as of March 31, 2019. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of March 31, 2019	Significant Unobservable Inputs	%

Corporate bonds	DCF	$ 504	Discount rate	11.3%

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended June 30, 2019:

Amount
Balance as of March 31, 2019	$504

Sale of investments that use Level 3 inputs	(497)
Foreign currency translation	(7)

Balance as of June 30, 2019	$-

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

As of June 30, 2019 and March 31, 2019, approximately $56,780 and $60,000, respectively, worth of the Company’s proprietary trading account was invested in the securities of a single company. This represents approximately 35% and 36%, respectively, of the Company’s proprietary portfolio.

NOTE 6 – BROKERAGE AND OTHER RECEIVABLES, NET

	June 30, 2019	March 31, 2019

Margin lending receivables	$27,752	$46,716
Receivables from purchase or sale of securities	13,481	27,684
Receivables from brokerage clients	1,555	824
Dividends accrued	819	108
Other receivables	189	130

Allowance for receivables	(605)	(1,626)

Total brokerage and other receivables, net	$43,191	$73,836

On June 30, 2019 and March 31, 2019, amounts due from a single related party customer were $17,090 or 40% and $31,792 or 43%, respectively. Based on experience, the Company considers receivables due from related parties fully collectible. During the three months ended June 30, 2019 and year ended March 31, 2019, using historical and statistical data, the Company recorded an allowance for brokerage receivables in the amount of $605 and $1,626, respectively.

NOTE 7 – LOANS ISSUED

Loans issued as of June 30, 2019, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Subordinated loan	$2,006	April 2024	6.00%	$-	USD
Bank customer loans	610	October 2019 - May 2039	12.60%	-	RUB
	$2,616

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Loans issued as of March 31, 2019, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Collateralized brokerage loans	$1,888	Dec. 2019	4.75%	$4,718	USD
Bank customer loans	637	May 2019 – Jan. 2039	13.34%	-	RUB
	$2,525

NOTE 8 – DEFERRED TAX ASSETS

The Company is subject to taxation in the Russian Federation, Kazakhstan, Kyrgyzstan, Cyprus, Ukraine, Uzbekistan, Germany and the United States of America.

The tax rates used for deferred tax assets and liabilities as of June 30, 2019 and March 31, 2019 is 21% for the U.S., 20% for the Russian Federation, Kazakhstan, Kyrgyzstan, 31% for Germany, 12.5% for Cyprus, 18% for Ukraine and 12% for Uzbekistan.

Deferred tax assets and liabilities of the Company are comprised of the following:

	June 30, 2019	March 31, 2019

Deferred tax assets:
Tax losses carryforward	$2,451	$2,376
Revaluation on trading securities	129	2,095
Accrued liabilities	64	35
Valuation allowance	(1,822)	(3,241)
Deferred tax assets	$822	$1,265

Deferred tax liabilities:
Revaluation on trading securities	$-	$-

Deferred tax liabilities	$-	$-
	$-	$-
Net deferred tax assets	$822	$1,265

During the three months ended June 30, 2019 and 2018, the effective tax rate was equal to 15.23% and (2.13%), respectively. The increase in effective tax rate was primarily attributable to a $10,713 and $6,002 increase in commissions earned by Freedom CY and Freedom RU, respectively, compared to the three months ended June 30, 2018

Tax losses carryforward as of June 30, 2019 and March 31, 2019 was $2,451 and $2,376, respectively, and is subject to income tax in US, Russia, Ukraine and Uzbekistan.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 9 – LOANS RECEIVED

Borrower	Lender	June 30, 2019	March 31, 2019	Interest rate	Term	Maturity date
Freedom Finance Cyprus Limited	Non-Bank	$92	$91	1%	2 year	12/11/2019
Freedom Holding Corp.	Non-Bank	-	3,917	3%	1-2 year	04/30/2019-12/31/2019
Total		$92	$4,008

Non-bank loans received are unsecured. As of June 30, 2019 and March 31, 2019, accrued interest on the loans totaled $1 and $52, respectively.

NOTE 10 – DEBT SECURITIES ISSUED

	June 30, 2019	March 31, 2019
Debt securities issued denominated in USD	$21,384	$20,265
Debt securities issued denominated in RUB	7,955	7,724
Accrued interest	433	549
Total	$29,772	$28,538

As of June 30, 2019 and March 31, 2019, the Company had outstanding bonds of Freedom KZ and RU issued under Kazakhstan and Russian Federation law in the amount of $29,772 and $28,538 respectively. As of June 30, 2019, Company these bonds had fixed annual coupon rates ranging from 8% to 12% and maturity dates ranging from June 2020 to February 2022.

Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs. Debt securities issued as of June 30, 2019 and March 31, 2019, included $433 and $549 accrued interest, respectively. The bonds are actively traded on the KASE and the MOEX.

NOTE 11 – CUSTOMER LIABILITIES

The Company recognizes customer liabilities associated with funds held by our brokerage and bank customers. Customer liabilities consist of:

	June 30, 2019	March 31, 2019

Banking customers	$100,068	$34,346
Brokerage customers	74,075	47,686
Total	$174,143	$82,032

As of June 30, 2019, banking customer liabilities consisted of current accounts and deposits of $81,184 and $18,884, respectively. As of March 31, 2019, banking customer liabilities consisted of current accounts and deposits of $12,383 and $21,963, respectively.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 12 – TRADE PAYABLES

	June 30, 2019	March 31, 2019

Margin lending payable	$7,380	$29,081
Trade payable for securities purchased	3,025	2,939
Payables to suppliers of goods and services	1,955	555
Other	240	120
Total	$12,600	$32,695

On June 30, 2019 and March 31, 2019, trade payables due to a single related party were $3,557 or 28% and $938 or 3%, respectively.

NOTE 13 – SECURITIES REPURCHASE AGREEMENT OBLIGATIONS

As of June 30, 2019 and March 31, 2019, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	June 30, 2019
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Over 90 days	Total
Securities sold under repurchase agreements
Corporate equity	12.26%	$34,258	$-	$-	$34,258
Corporate debt	10.36%	12,175	-	-	12,175
Non-U.S. sovereign debt	8.72%	10,133	-	-	10,133
Total securities sold under repurchase agreements		$56,566	$-	$-	$56,566

	March 31, 2019
	Interest rate and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Over 90 days	Total

Securities sold under repurchase agreements
Corporate equity	12.06%	$49,048	$-	$2,146	$51,194
Corporate debt	10.38%	13,548	-	-	13,548
Non-U.S. sovereign debt	8.62%	8,879	-	-	8,879
Total securities sold under repurchase agreements		$71,475	$-	$2,146	$73,621

The fair value of collateral pledged under repurchase agreements as of June 30, 2019 and March 31, 2019, was $75,621 and $105,842, respectively.

Securities pledged as collateral by the Company under repurchase agreements are liquid trading securities with market quotes and significant trading volume.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 14 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2019 and 2018, the Company earned commission income from related parties in the amounts of $19,826 and $4,439, respectively. Commission income earned from related parties is comprised primarily of brokerage commissions and commissions for money transfers by brokerage clients.

During the three months ended June 30, 2019 and 2018, the Company paid commission expense to related parties in the amount of $924 and $0, respectively.

As of June 30, 2019 and March 31, 2019, the Company had bank commission receivables and receivables from brokerage clients from related parties totaling $363 and $192, respectively. Brokerage and other receivables from related parties result principally from commissions receivable on the brokerage operations of related parties.

As of June 30, 2019 and March 31, 2019, the Company had cash and cash equivalents held in brokerage accounts of related parties totaling $4,460 and $8,444, respectively.

As of June 30, 2019 and March 31, 2019, the Company had loans issued to related parties totaling $17 and $1,888, respectively.

As of June 30, 2019 and March 31, 2019, the Company had margin lending receivables with related parties totaling $24,439 and $43,720, respectively.

As of June 30, 2019 and March 31, 2019, the Company had margin lending payables to related parties, totaling $5,532 and $1,090, respectively.

As of June 30, 2019 and March 31, 2019, the Company had loans received from a related party totaling $92 and 3,957, respectively.

As of June 30, 2019 and March 31, 2019, the Company had accounts payable due to a related party totaling $454 and $345, respectively.

As of June 30, 2019 and March 31, 2019, the Company had consideration due to a related party for the Nettrader acquisition totaling $2,590.

As of June 30, 2019 and March 31, 2019, the Company had customer liabilities on brokerage accounts and bank accounts of related parties totaling $91,642 and $29,904, respectively and held restricted customer cash on brokerage accounts of related parties totaling $6,592 and $13,999, respectively.

NOTE 15 – STOCKHOLDERS’ EQUITY

During the three months ended June 30, 2019 and 2018, shareholders made capital contributions of $0 and $225 to FRHC, respectively.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

On October 6, 2017, the Company awarded restricted stock grants totalling 3,900,000 shares of its common stock to 16 employees and awarded nonqualified stock options to purchase an aggregate of 360,000 shares of its common stock to two employees. Of the 3,900,000 shares awarded pursuant to the restricted stock grant awards, 1,200,000 shares are subject to two-year vesting conditions and 2,700,000 shares are subject to three-year vesting conditions. All of the nonqualified stock options are subject to three-year vesting conditions. The Company recorded stock based compensation expense for restricted stock grants and stock options in the amount of $773 during the three months ended June 30, 2019. The Company recorded stock based compensation expense for restricted stock grants and stock options in the amount of $838 during the three months ended June 30, 2018.

During the three months ended June 30, 2019, nonqualified stock options to purchase 50,000 shares were exercised at a strike price of $1.98 per share for total proceeds of $99.

NOTE 16 – STOCK BASED COMPENSATION

As disclosed in Note 15, on October 6, 2017, the Company issued restricted stock awards totaling 3,900,000 shares of its common stock to 16 employees and awarded nonqualified stock options to purchase an aggregate of 360,000 shares of its common stock at a strike price of $1.98 per share to two employees. Shares of restricted stock have the same dividend and voting rights as common stock while options do not. All awards were issued at the fair value of the underlying shares at the grant date.

During the three months ended June 30, 2019, no stock options were granted. Total compensation expense related to options granted was $54 for the three months ended June 30, 2019, and $54 for the three months ended June 30, 2018. As of June 30, 2019, there was total remaining compensation expense of $274 related to stock options, which will be recorded over a weighted average period of approximately 1.27 years. During the three months ended June 30, 2019, options to purchase a total of 50,000 shares were exercised.

The Company has determined the fair value of such stock options using the Black-Scholes option valuation model based on the following key assumptions:

Vesting period (years)	3
Volatility	165.33%
Risk-free rate	1.66%

Stock-based compensation expense for the cost of the awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The following is a summary of stock option activity for the three months ended June 30, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, March 31, 2019	350,000	$1.98	8.52	$2,342
Granted	-	-	-	-
Exercised	(50,000)	1.98	-	394
Forfeited/cancelled/expired	-	-	-	-
Outstanding, at June 30, 2019	300,000	$1.98	8.27	$2,679
Exercisable, at June 30, 2019	60,000	$1.98	8.27	$536

During the three months ended June 30, 2019, no restricted shares were awarded. The compensation expense related to restricted stock grants was $719 during the three months ended June 30, 2019, and $784 during the three months ended June 30, 2018. As of June 30, 2019, there was $2,667 of total unrecognized compensation cost related to non-vested shares of common stock granted. The cost is expected to be recognized over a weighted average period of 1.17 years.

The table below summarizes the activity for the Company’s restricted stock outstanding during the three months ended June 30, 2019:

	Shares	Weighted Average Fair Value
Outstanding, March 31, 2019	2,275,000	$4,777
Granted	-	-
Vested	-	-
Forfeited/cancelled/expired	-	-
Outstanding, at June 30, 2019	2,275,000	$4,777

NOTE 17 – LEASES

The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company must discount lease payments based on an estimate of its incremental borrowing rate.

The Company leases its corporate office space and certain facilities under long-term operating leases expiring through fiscal year 2024. Effective April 1, 2019, the Company adopted the provision of ASC 842 Leases.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of June 30, 2019:

	Classification on Balance Sheet	June 30, 2019
Assets
Operating lease assets	Right-of-use assets	$14,281
Total lease assets		$14,281

Liabilities
Operating lease liability	Operating lease obligations	$15,856
Total lease liability		$15,856

Lease obligations at March 31, 2019, consisted of the following:

Twelve months ending March 31,
2020 – remainder	$4,353
2021	5,727
2022	5,236
2023	3,592
2024	200
Total payments	19,108
Less: amounts representing interest	(3,252)
Lease obligation, net	$15,856
Weighted average remaining lease term (in months)	34
Weighted average discount rate	12%

Lease commitments for short term operating lease as of June 30, 2019 is approximately $509. The Company’s rent expense for office space was $122 and $1,086 for the three months ended June 30, 2019 and 2018, respectively.

NOTE 18 – SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through the time of filing this quarterly report on Form 10-Q with the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the U.S. Securities and Exchange Commission (the “Commission”) including our annual report on Form 10-K filed with the Commission on June 14, 2019.

Special Note About Forward-Looking Information

Certain information included herein and the documents incorporated by reference in this document, if any, contain statements that may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on management’s current expectations, that involve risks and uncertainties that could cause our results to differ materially from our current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “potential,” and similar expressions, including the negatives of these terms. Our actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of factors, including, but not limited to: (i) the ability of our current management to effectively execute our business strategy; (ii) our capability to compete with financial services companies that have greater experience, financial resources and competitive advantages in the markets where we operate; (iii) our CEO and Chairman owns the controlling interest in our common stock and therefore has the ability to direct our business with his reasonable business judgment without approval of other shareholders; (iv) our capacity to comply with the extensive, pervasive and ever evolving legal, regulatory and oversight requirements in the various jurisdictions where our subsidiaries operate, the failure of which could prevent us from conducting our business in such jurisdictions; (v) volatility in the capital markets, currency fluctuations and general economic conditions; (vi) our ability to attract and retain key management and other properly licensed and experienced personnel to satisfy applicable regulatory standards and operate our business profitably; (vii) our ability to properly manage the market, leverage and customer risks that arise from our proprietary trading; and (viii) such other risks as set forth elsewhere in this report, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We own several operating subsidiaries that provide financial services including, full-service retail securities brokerage, investment education, securities trading, investment banking and market making activities in Eastern Europe and Central Asia. We are headquartered in Almaty, Kazakhstan, with supporting administrative offices in Russia, Cyprus and the United States.

Our subsidiaries are participants of the Kazakhstan Stock Exchange (KASE), the Astana International Exchange (AIX), the Moscow Stock Exchange (MOEX), the Saint-Petersburg Stock Exchange (SPB), the Ukrainian Exchange (UX), and the Republican Stock Exchange of Tashkent (UZSE). Our Cyprus office provides our clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S. and European securities markets, which under the regulatory regimes of many jurisdictions where we operate do not currently allow investors direct access to international securities markets.

Our business is directed toward providing an array of financial services to our target retail audience which is upper middle class individuals and businesses seeking access to the largest financial markets in the world and to diversify their investment portfolios to manage economic risk associated with political, regulatory, currency, banking, and national uncertainties. Clients are provided online tools and retail locations to establish accounts and conduct securities trading on transaction-based pricing. We market to our customer demographic through a number of channels, including telemarketing, training seminars and investment conferences, print and online advertising using social media, our mobile app and search engine optimization activities.

Executive Summary

Customer Base

We serviced more than 121,000 client accounts of which more than 60% carried positive cash or asset account balances as of June 30, 2019. Internally, we designate “active accounts” as those in which one transaction occurs per quarter. For the three month ended June 30, 2019, we had approximately 27,000 active accounts.

We have accelerated our growth through several strategic acquisitions which has enabled us to expand our market reach, increase our client base and provide our clientele the convenience of both a state-of-the-art proprietary electronic trading platform, Tradernet, and 78 retail brokerage and financial services offices located across Kazakhstan (16), Kyrgyzstan (1), Russia (38), Uzbekistan (8), Ukraine (13), Cyprus (1) and Germany (1) that provide an array of financial services, investment consulting and education. In Russia 17 of our brokerage and financial services offices also provide banking services to firm customers.

Significant Events

In May 2019, Freedom KZ acted as the sole book runner for the placement of approximately $132 million of Kazakhstani tenge denominated bonds of Eurasian Development Bank.

In July 2019, we announced that Standard and Poor’s Financial Services, LLC (“S&P”) had assigned Freedom KZ and Freedom RU an issuer credit rating of B-/stable/B and assigned B-/B long-term and short-term foreign currency issuer credit ratings. Additionally, S&P assigned Freedom KZ a national scale rating of KzBB-.

Financial Results

During the three months ended June 30, 2019, we realized net income of approximately $8.2 million and basic and diluted earnings per share of $0.14. As a result of the strengthening of our functional currencies against our reporting currency and the resulting foreign currency translation adjustment, net of tax, we realized foreign currency translation adjustments of approximately $0.7 million, resulting in comprehensive income of approximately $8.9 million during the three months ended June 30, 2019.

All dollar amounts reflected under the headings “Results of Operations,” “Liquidity and Capital Resources,” and “Cash Flows” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands of U.S. dollars unless the context indicates otherwise.

Results of Operations

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

The following quarter-to-quarter comparison of our financial results is not necessarily indicative of future results.

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Amount	%*	Amount	%*
Revenues:
Fee and commission income	$22,592	77%	$5,428	73%
Net gain/(loss) on trading securities	2,562	9%	(3,288)	(44%)
Interest income	4,131	14%	7,372	100%
Net loss on foreign exchange operations	(36)	0%	(2,110)	(29%)
Total revenue, net	29,249	100%	7,402	100%

Expenses:
Interest expense	3,608	12%	4,614	62%
Fee and commission expense	4,031	14%	764	10%
Operating expense	12,685	43%	9,111	123%
(Recovery)/provision for impairment losses	(1,073)	(4%)	6	0%
Other expense/(income), net	308	1%	(60)	(1%)
Total expense	19,559	66%	14,435	194%

Net income/(loss) before income tax	9,690	33%	(7,033)	(95%)
Income tax (expense)/benefit	(1,476)	(5%)	150	2%
Net income/(loss)	$8,214	28%	$(6,883)	(93%)

Other comprehensive income/(loss)
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	$-	0%	$22	0%
Foreign currency translation adjustments, net of tax	643	2%	(6,698)	(90%)
Comprehensive income/(loss)	$8,857	30%	$(13,559)	(183%)
* Reflects percentage of total revenues, net.

Revenue

We derive revenue primarily from gains realized from fee and commission income earned from our retail brokerage clients, underwriting and market making activities, our proprietary trading activities, and interest income.

	Three Months Ended June 30, 2019		Three Months Ended June 30 2018		Change
	Amount	%	Amount	%	Amount	%
Fee and commission income	$22,592	77%	$5,428	73%	$17,164	316%
Net gain/(loss) on trading securities	2,562	9%	(3,288)	(44%)	5,850	(178%)
Interest income	4,131	14%	7,372	100%	(3,241)	(44%)
Net loss on foreign exchange operations	(36)	0%	(2,110)	(29%)	2,074	(98%)
Total revenue, net	$29,249	100%	$7,402	100%	$21,847	295%

During the three months ended June 30, 2019 and 2018, we realized total net revenue of $29,249 and $7,402, respectively. Revenue during the three months ended June 30, 2019, was significantly higher than the three months ended June 30, 2018, primarily due to increased fee and commission income, a net gain on our proprietary trading activities and a decrease in net loss on foreign exchange operations.

Fee and commission income. Fee and commission income consisted principally of broker fees from customer trading and related banking services, underwriting and market making services. During the three months ended June 30, 2019 and 2018, fees and commissions generated from brokerage and related banking services were $22,592 and $5,428, respectively, an increase of $17,164.

During the three months ended June 30, 2019, fees and commissions from brokerage services increased $17,117 as compared to the three months ended June 30, 2018. This growth resulted from a focus on developing this revenue stream to reduce our reliance on the results of our proprietary trading. During the three months ended June 30, 2019, the number of clients we serviced was higher as a result of our efforts during our 2019 fiscal year to enlarge our branch office network via acquisitions and internal growth, increase the number of our retail financial advisers, expand the volume of analysts’ reports available to our customer base and growth in trading activity by our existing customers. Fees and commissions realized from underwriting and market making services increased by $233 during the three months ended June 30, 2019, due to our engaging in more underwritings and market making activities compared to the three months ended June 30, 2018. This increase was partially offset by a $186 decrease in fees and commissions from our related banking services during the three months ended June 30, 2019. Fees for bank services consist primarily of wire transfer fees, commissions for payment processing and commissions for currency exchange operations.

Net gain/(loss) on trading securities. Net gain/(loss) on trading securities reflects the gains and losses from trading activities in our proprietary trading accounts. Net gains or losses are comprised of realized and unrealized gains and losses. Gains or losses are realized when we close a position in a security and realize a gain or a loss on that position. U.S. GAAP requires that we reflect in our financial statements unrealized gains and losses on all our securities trading positions that remain open as of the end of each period. Fluctuations in unrealized gains or losses from one period to another may result from factors within our control, such as when we elect to close an open securities position, which would have the effect of reducing our open positions and, thereby potentially reducing or increasing the amount of unrealized gains or losses in a period. Fluctuations in unrealized gains and losses from period to period may also occur as a result of factors beyond our control, such as fluctuations in the market prices of the open securities positions we hold. This may adversely affect the ultimate value we realize from these investments. Unrealized gains or losses in a particular period may or may not be indicative of the gain or loss we will realize on a securities position when the position is closed. As a result, we may realize significant swings in gains and losses realized on our trading securities year-over-year and quarter-over-quarter. You should not assume that a gain or loss in any particular period is indicative of a trend or of the gain or loss we may ultimately realize when we close a position.

During the three months ended June 30, 2019, we recognized a net gain on trading securities of $2,562, which included $5,041 of realized net gain and $2,479 of unrealized net loss compared to a net loss of $3,288 on trading securities for three months ended June 30, 2018, which included $5,094 of realized net gain and $8,382 of unrealized net loss. The primary contributing factor to our net gain on trading securities during the three months ended June 30, 2019, was increases in the share prices of several securities we held. At June 30, 2019, we had reduced our proprietary trading portfolio by $23,329 compared to June 30, 2018.

Interest income. During the years ended June 30, 2019 and 2018, we recorded interest income from several sources: interest income on trading securities, interest income on cash and cash equivalents held in financial institutions, interest income on reverse repurchase transactions and amounts due from banks. Interest income on trading securities consists of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading accounts. During the three months ended June 30, 2019, we realized interest income of $4,131 compared to $7,372 for the three months ended June 30, 2018. The decrease in interest income of $3,241 was the result of two factors, a decrease in interest income on trading securities in the amount of $2,757 and a $598 decrease in interest income from reverse repurchase transactions, which were partially offset by increased interest from loans to customers in the amount of $126.

During the three months ended June 30, 2019, we realized lower interest income from trading securities because we decreased our investments in interest bearing securities as compared to the three months ended June 30, 2018. Interest income from reverse repurchase transactions was also lower during the three months ended June 30, 2019, because we decreased the volume of reverse repurchase transactions as compared to the three months ended June 30, 2018.

Net loss on foreign exchange operations. Net loss on foreign exchange operations resulted from revaluation of assets and liabilities denominated in currencies other than the reporting currency of each of our companies. During the three months ended June 30, 2019, we realized a net loss on foreign exchange operations of $36 compared to a net loss of $2,110 during the three months ended June 30, 2018. In accordance with U.S. GAAP, we are required to revalue assets denominated in foreign currencies into our reporting currency, which is the U.S. dollar.

During the three months ended June 30, 2019, the value of the Kazakhstani tenge appreciated approximately 0.1% against the United States dollar and as a result of slight fluctuations our net loss on foreign exchange operations was insignificant. By comparison, during the three months ended June 30, 2018, the value of the Kazakhstani tenge decreased by approximately 7% against the U.S. dollar. As a result of the increase in Kazakhstani tenge denominated financial assets we held during the three months ended June 30, 2018, coupled with the aforementioned reduction in value of the Kazakhstani tenge against the U.S. dollar, we realized an $815 loss on foreign exchange revaluations, a $699 loss on the revaluation of corporate bonds issued by Freedom KZ indexed to the U.S. dollar, and a $603 loss on the revaluation of U.S. dollar denominated loans from JSC AsiaCreditBank received by Freedom KZ. These losses were only partially offset by a $204 gain on foreign exchange operations as the result of revaluation of U.S. dollar denominated securities held by Freedom KZ during the three months ended June 30, 2018.

Expense

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018		Change
	Amount	%	Amount	%	Amount	%
Interest expense	$3,608	18%	$4,614	32%	$(1,006)	(22%)
Fee and commission expense	4,031	21%	764	5%	3,267	428%
Operating expense	12,685	64%	9,111	63%	3,574	39%
Provision/(recovery) for impairment losses	(1,073)	(5%)	6	0%	(1,079)	(17,983%)
Other expense/(income), net	308	2%	(60)	0%	368	(613%)
Total expense/(income)	$19,559	100%	$14,435	100%	$5,124	35%

During the three months ended June 30, 2019 and 2018, we incurred total expenses of $19,559 and $14,435, respectively. Expenses during the three months ended June 30, 2019, increased primarily as a result of our continued efforts to grow our business and were only partially offset by lower interest expense and recovery for impairment losses.

Interest expense. During the three months ended June 30, 2019, we recognized total interest expense of $3,608, compared to $4,614 during the three months ended June 30, 2018. The decrease in interest expense of $1,006 was primarily attributable to a decrease in interest expense for loans received totaling $180 and a decrease in interest expense due to a lower volume of short-term financing attracted by means of securities repurchase agreements totaling $1,533. These decreases were only partially offset by increased interest expense for customer deposits received totaling $254 and increased interest expense related to the issuance of debt securities totaling $8. Also, on April 1, 2019, we adopted the new lease standard promulgated by the PCAOB which resulted in our recognition of interest expense in the amount of $445 during the three months ended June 30, 2019, compared to $0 during the three months ended June 30, 2018.

Fee and commission expense. During the three months ended June 30, 2019, we recognized fee and commission expense of $4,031, compared to fee and commission expense of $764 during the three months ended June 30, 2018. The increase was associated with higher commission fees paid to the Central Depository, stock exchanges and brokerage fees to our prime brokers of $3,345 as well as a decrease in bank services commissions of $78. The increases in fee and commission expense were the result of both growth in our client base and increased transaction volume from our existing clients.

Operating expense. During the three months ended June 30, 2019, operating expense totaled $12,685 compared to operating expense of $9,111 for the three months ended June 30, 2018. The increase was primarily attributable to higher general and administrative expenses related to expansion of our operations and growth of our branch office network. In particular, the rise in operating expenses during the three months ended June 30, 2019 included a $2,754 increase in payroll expenses, a $321 increase in professional services fees, a $238 increase in advertising expenses, a $178 increase in depreciation and amortization expenses, and $235 decrease in repair expenses due to the fact that most repair expenses were incurred in the previous period. Moreover, as a result of adopting the new lease standard, the Company realized a $964 decrease in rent expenses and a $1,038 increase in lease depreciation expenses.

Provision/(recovery) for impairment losses. During the three months ended June 30, 2019, receivables in the amount of approximately $16,800 were repaid, including $1,417 which management had previously estimated may be uncollectible and for which had recognized an impairment loss in prior period. This recovery was partially offset by an additional provision for impairment losses in the amount of $372. We anticipate the $1,417 recovery of impairment loss during the quarter ended June 30, 2019, to be a one-time event that will not recur in future periods.

Other expense/(income), net. During the three months ended June 30, 2019 and 2018, we incurred other expense of $308 and other income of $60, respectively. During the three months ended June 30, 2019, other expense was higher primarily due to one-off expense related to the purchase of securities in the amount of $224.

Income tax benefit/(expense)

We recognized net income before income tax of $9,690 during the three months ended June 30, 2019, and net loss before income tax of $7,033 during the three months ended June 30, 2018, respectively. During the three months ended June 30, 2019, we realized an income tax expense of $1,476 compared to an income tax benefit of $150 during the three months ended June 30, 2018, as a result of changes in the composition of the revenues we realized from our operating activities and the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate along with the incremental U.S. tax on Global Intangible Low-taxed Income (“GILTI”).

Comprehensive income

The functional currencies of our operating subsidiaries are the Russian ruble, Kazakhstani tenge, European euro, Ukrainian hryvnia and Uzbekistani sum. Our reporting currency is the United States dollar. Pursuant to U.S. GAAP we are required to revalue our assets from our functional currencies to our reporting currency for financial reporting purposes. As a result of the strengthening of the Russian ruble by 1% against the U.S. dollar we realized a foreign currency translation gain of $643 during the three months ended June 30, 2019. In comparison, as a result of depreciation of the Russian ruble by 10% and the Kazakhstani tenge by 7% against the U.S. dollar during the three months ended June 30, 2018 we realized a foreign currency translation loss of $6,698. During the three months ended June 30, 2019, we realized a gain on foreign currency translation of $643, which when coupled with net income from the same quarter, resulted in comprehensive income of $8,857. By comparison, during the three months ended June 30, 2018, we realized a $6,698 loss on foreign currency translation during the three months ended June 30, 2018, which, when coupled with our net loss during that same period, resulted in a comprehensive loss of $13,559.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet our potential cash requirements for general business purposes. Our operations are funded through a combination of existing cash on hand, cash generated from operations, proceeds from the issuance of common stock, proceeds from the sale of bonds of our subsidiaries, our credit facility and other borrowings and capital contributions from our controlling shareholder. Regulatory requirements applicable to our subsidiaries require each of them to maintain minimum capital levels.

As of June 30, 2019, we had cash and cash equivalents of $141,900 compared to cash and cash equivalents of $49,960, as of March 31, 2019. At June 30, 2019, we had total assets of $429,101 and total liabilities of $303,286. By comparison, at March 31, 2019, we had total assets of $350,911 and total liabilities of $233,314. At June 30, 2019, we had net liquid assets of $355,966, consisting of cash and cash equivalents, trading securities, available-for-sale securities, at fair value, brokerage and other receivables and other assets compared to $295,936 at March 31, 2019.

Currency fluctuations during the periods discussed above led to a 1% increase in the value of the Russian ruble against the U.S. dollar, while the Kazakhstani tenge increased approximately 0.1% against the U.S. dollar during the period from March 31, 2019 to June 30, 2019. As a result, in accordance with U.S. GAAP, balance sheet items denominated in Russian rubles and Kazakhstani tenge had to be revalued. This caused us to realize a $36 net loss on foreign exchange operations and a foreign currency translation gain of $643 during the three months ended June 30, 2019.

As of June 30, 2019, the value of the trading securities held in our proprietary trading account totaled $161,021 compared to $167,949 at March 31, 2019. This reduction in trading securities was primarily attributable to the sale of trading securities. As of June 30, 2019, $75,621, or 47%, of the trading securities held in our proprietary trading account were subject to securities repurchase obligations and of the $141,900 in cash and cash equivalents at June 30, 2019, $8,065, or approximately 6%, was subject to reverse repurchase agreements.

Our subsidiaries, Freedom RU and Freedom KZ had outstanding bonds issued at June 30, 2019 and March 31, 2019, totaling $29,772 and $28,538 respectively. These bonds have fixed annual coupon rates ranging from 8% to 12% and maturity dates ranging from June 2020 to February 2022.

As registered broker-dealers and a bank, our subsidiaries are required to satisfy minimum net capital requirements to maintain licensure to conduct the brokerage and/or banking services we provide. These minimum net capital requirements range from approximately $30 to $4,760 and fluctuate depending on various factors. As of June 30, 2019, we had net assets of $125,815. In the event we fail to maintain minimum net capital, we may be subject to fines and penalties, suspension of operations, revocation of licensure and disqualification of our management from working in the industry.

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

As of June 30, 2019, approximately $57,000 of our proprietary trading account was invested in the securities of a single company. Our position in this security is highly leveraged. We invested in this security based on our analysis that this company is significantly undervalued and presents a good investment opportunity. As of the date of this report, this position remains open. Based on the size of the position and the leveraging we have employed to maintain it, our liquidity, capitalization, projected return on investment and results of operations could be significantly negatively affected if our analysis of this investment opportunity and/or market conditions, including our ability to liquidate the position as needed, proves to be incorrect.

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

Cash Flows

The following table presents our cash flows for the three months ended June 30, 2019 and 2018:

	For the three months ended June 30, 2019	For the three months ended June 30, 2018

Net cash flows from operating activities	$113,566	$1,420
Net cash flows used in investing activities	(714)	(2,203)
Net cash flows used in financing activities	(19,551)	(13,167)
Effect of changes in foreign exchange rates on cashand cash equivalents	2,616	(3,884)

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$95,917	$(17,834)

Net cash from operating activities during the three months ended June 30, 2019, was $113,556. By comparison, during the three months ended June 30, 2018, net cash from operating activities was $1,420. Net cash from operating activities during the three months ended June 30, 2019, was driven by net income adjusted for non-cash movements (depreciation and amortization, depreciation of lease asset, non-cash stock compensation expense, unrealized gain on trading securities, allowance for receivables, net change in accrued interest) and net cash from operating activities primarily from changes in operating assets and liabilities, including a $34,222 decrease in brokerage and other receivables, a $88,453 increase in customer liabilities resulting from deposits from new customers and increased deposits from existing customers, a $5,555 decrease in trading securities primarily from increased sales of securities held in our proprietary account, and a $22,055 decrease in trade payables for margin, which principally resulted from repayment of margin lending payables.

During the three months ended June 30, 2019, net cash used in investing activities was $714 compared to $2,203 during the three months ended June 30, 2018. Cash used in investing activities during the three months ended June 30, 2019, was used for the purchase of fixed assets, net of sales. Cash used in investing activities during the three months ended June 30, 2018, was primarily used for the acquisition of Asyl Invest in the amount of $2,240 and for the purchase of fixed assets, net of sales, of $201, which was partially offset by cash received from the sale of available-for-sale securities, at fair value of $238.

During the three months June 30, 2019, net cash used in financing activities was $19,551 compared to $13,167 during the three months ended June 30, 2018. Net cash used in financing activities during the three months ended June 30, 2019, consisted principally of securities repurchase agreement obligations in the amount of $16,919 and repayment of loans received in the amount of $3,916, which were only partially offset by proceeds from the issuances of debt securities of Freedom KZ totaling $1,194 and stock option exercises in the amount of $99. By comparison, net cash flows used in financing activities during the three months ended June 30, 2018, consisted principally of securities repurchase agreement obligations in the amount of $30,436, which was only partially offset by proceeds from loans received in the amount of $7,336, proceeds from the issuance of debt securities of Freedom KZ in the amount of $9,708 and capital contributions to the Company in the amount of $225.

Contractual Obligations and Contingencies

For a discussion of our significant contractual obligations and contingencies, please see Note 17 to our condensed consolidated financial statements.

Off-Balance Sheet Financing Arrangements

As of June 30, 2019, we had no off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of end of the period covered by this quarterly report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the 2013 framework of the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) our principal executive officer and principal financial officer concluded that as of June 30, 2019, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the three months ended June 30, 2019, we implemented internal controls to ensure we adequately evaluate our lease assets and liabilities and properly assessed the impact of the new accounting lease standard to facilitate its implementation. There were no significant changes to our internal control over financial reporting due to the adoption of the new lease standard.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The securities industry is highly regulated and many aspects of our business involve substantial risk of liability. In recent years, there has been an increasing incidence of litigation involving the financial services industry, including class action suits that generally seek substantial damages, including in some cases punitive damages. Compliance and trading problems that are reported to federal, state and provincial regulators, exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies, and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic regulatory audits and inspections.

From time to time, we, or our subsidiaries are party to various routine legal proceedings, claims, and regulatory inquiries arising out of the ordinary course of their business. Management believes that the results of these routine legal proceedings, claims, and regulatory matters will not have a material adverse effect on our financial condition, or on our operations and cash flows. However, we cannot estimate the legal fees and expenses to be incurred in connection with these routine matters and, therefore, are unable to determine whether future legal fees and expenses will have a material impact on our operations and cash flows. It is our policy to expense legal and other fees as incurred.

Item 1A. Risk Factors

We believe there are no additions to the risk factors disclosed in our annual report on Form 10-K for the year ended March 31, 2019, filed with the Commission on June 14, 2019.

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
101
The following Freedom Holding Corp, financial information for the periods ended June 30, 2019, formatted in XBRL (eXtensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements.
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

FREEDOM HOLDING CORP.

Date:	August 9, 2019	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date:	August 9, 2019	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer