Form 10-Q
period 2019-09-30
Freedom Holding Corp.
filed 2019-11-12
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number 001-33034

FREEDOM HOLDING CORP.
(Exact name of registrant as specified in its charter)

Nevada	30-0233726
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

“Esentai Tower” BC, Floor 7 77/7 Al Farabi Ave
Almaty, Kazakhstan	050040
(Address of principal executive offices)	(Zip Code)

+7 727 311 10 64
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	FRHC	The Nasdaq Capital Market

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of November 12, 2019, the registrant had 58,153,212 shares of common stock, par value $0.001, issued and outstanding.

FREEDOM HOLDING CORP.
FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION	Page

Item 1. Unaudited Condensed Consolidated Financial Statements	2

Condensed Consolidated Balance Sheets as of September 30, 2019 and March 31, 2019	2

Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss) for the Three Months and Six Months Ended September 30, 2019 and 2018	3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2019 and 2018	4

Condensed Consolidated Statements of Shareholders’ Equity for the Six Months Ended September 30, 2019 and 2018	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Qualitative and Quantitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	42

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 6. Exhibits	43

Signatures	44

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	September 30, 2019	March 31, 2019

ASSETS
Cash and cash equivalents	$80,875	$49,960
Restricted cash	51,177	38,460
Trading securities	163,823	167,949
Available-for-sale securities, at fair value	8,588	2
Brokerage and other receivables, net	76,883	73,836
Loans issued	6,756	2,525
Deferred tax assets	599	1,265
Fixed assets, net	6,001	5,563
Intangible assets, net	3,821	4,226
Goodwill	2,914	2,936
Operating lease right-of-use assets	14,472	-
Other assets, net	9,732	4,189

TOTAL ASSETS	$425,641	$350,911

LIABILITIES AND STOCKHOLDERS’ EQUITY

Securities sold, not yet purchased – at fair value	$3,631	$-
Derivative liability	80	-
Loans received	89	4,008
Debt securities issued	26,776	28,538
Customer liabilities	150,615	82,032
Trade payables	9,000	32,695
Deferred distribution payments	8,534	8,534
Securities repurchase agreement obligations	70,717	73,621
Current income tax liability	2,609	754
Operating lease obligations	15,979	-
Other liabilities	3,492	3,132
TOTAL LIABILITIES	291,522	233,314

Commitments and Contingent Liabilities	-	-

STOCKHOLDERS’ EQUITY

Preferred stock - $0.001 par value;20,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 58,093,212 and 58,043,212 shares issued and outstanding as of September 30, 2019 and March 31, 2019, respectively	58	58
Additional paid in capital	101,247	99,093
Retained earnings	56,966	41,498
Accumulated other comprehensive loss	(24,458)	(23,052)
TOTAL EQUITY ATTRIBUTABLE TO THE COMPANY	133,813	117,597

Noncontrolling interest	306	-
TOTAL STOCKHOLDERS’ EQUITY	134,119	117,597

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$425,641	$350,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME/(LOSS) (Unaudited)
(All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Revenue:

Fee and commission income	$26,363	$12,786	$48,955	$18,759
Net gain on trading securities	3,947	4,317	6,509	1,028
Interest income	1,805	1,474	5,936	8,847
Net gain/(loss) on foreign exchange operations	875	(1,138)	839	(3,248)

TOTAL REVENUE, NET	32,990	17,439	62,239	25,386

Expense:
Interest expense	3,201	3,678	6,809	8,291
Fee and commission expense	4,512	968	8,543	1,733
Operating expense	13,921	10,044	26,606	19,155
(Recovery)/ provision for impairment losses	(395)	109	(1,468)	115
Other expense, net	249	296	557	236
Loss from disposal of subsidiary	-	15	-	15
TOTAL EXPENSE	21,488	15,110	41,047	29,545
NET INCOME/(LOSS) BEFORE INCOME TAX	11,502	2,329	21,192	(4,159)

Income tax expense	(2,866)	(614)	(4,342)	(464)

NET INCOME/(LOSS)	8,636	1,715	16,850	(4,623)

Less: Net loss attributable to noncontrolling interest in subsidiary	(129)	-	(129)	-
NET INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$8,765	$1,715	$16,979	$(4,623)

OTHER COMPREHENSIVE INCOME/(LOSS)
Change in unrealized gain on available-for-sale securities, net of tax effect	$27	$-	$27	$-
Reclassification adjustment relating to available-for-sale securities disposed of in the period, net of tax effect	-	-	-	22
Foreign currency translation adjustments, net of tax effect	(2,076)	(5,523)	(1,433)	(12,240)

COMPREHENSIVE INCOME/(LOSS) BEFORE NONCONTROLLING INTERESTS	$6,587	$(3,808)	$15,444	$(16,841)

Less: Comprehensive loss attributable to noncontrolling interest in subsidiary	(129)	-	(129)	-

COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$6,716	$(3,808)	$15,573	$(16,841)
BASIC NET INCOME/(LOSS) PER COMMON SHARE (In US Dollars)	$0.15	$0.03	$0.29	$(0.08)
DILUTED NET INCOME/(LOSS) PER COMMON SHARE (In US Dollars)	$0.15	$0.03	$0.29	$(0.08)
Weighted average number of shares (basic)	58,093,212	58,033,212	58,073,157	58,033,212
Weighted average number of shares (diluted)	58,309,147	58,213,477	58,280,178	58,213,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the six months ended
	September 30, 2019	September 30, 2018

Cash Flows From Operating Activities
Net income/(loss)	$16,850	$(4,623)
Adjustments to reconcile net income/(loss) from operating activities:
Depreciation and amortization	1,382	819
Depreciation of lease assets	2,164	-
Loss on sale of fixed assets	201	32
Change in deferred taxes	670	(173)
Stock compensation expense	1,554	1,686
Share based payment	836	-
Unrealized loss on trading securities	247	16,017
Net change in accrued interest	994	134
Allowance for receivables	(1,468)	-
Changes in operating assets and liabilities:
Changes in lease liabilities	(3,104)	-
Trading securities	1,513	24,380
Brokerage and other receivables	150	(53,928)
Loans issued	(4,215)	5,382
Other assets	(5,469)	(218)
Derivative liabilities	80	-
Customer liabilities	69,954	41,284
Current income tax liability	1,852	607
Trade payables	(25,570)	12,237
Securities sold, not yet purchased	3,631	(419)
Other liabilities	254	667
Net cash flows from operating activities	62,506	43,884

Cash Flows From Investing Activities
Purchase of fixed assets	(1,903)	(2,299)
Proceeds from sale of fixed assets	245	283
Proceeds from sale/(purchase) of available-for-sale securities, at fair value	(8,560)	241
Consideration paid for Asyl Invest	-	(2,240)
Net cash flows used in investing activities	(10,218)	(4,015)

Cash Flows From Financing Activities
Repurchase of securities repurchase agreement obligations	(1,404)	(61,106)
Proceeds from issuance of debt securities	2,909	17,077
Repurchase of debt securities	(4,441)	(2,794)
Repayment of loans received	(3,919)	(3,055)
Exercise of options	99	-
Capital contributions	-	225
Net cash flows used in financing activities	(6,756)	(49,653)

Effect of changes in foreign exchange rates on cash and cash equivalents	(1,900)	(8,539)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	43,632	(18,323)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	88,420	87,693
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$132,052	$69,370

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the six months ended
	September 30, 2019	September 30, 2018

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,137	$7,736
Income tax paid	$1,825	$416

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$14,960	$-
Lease obligations obtained on adoption of new lease standard	$16,471	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in	Retained	Accumulated other comprehensive	Non-Controlling
	Shares	Amount	capital	earnings	loss	Interest	Total
At March 31, 2018	58,033,212	$58	$100,180	$34,351	$(7,557)	$-	$127,032

Capital contributions	-	-	225	-	-	-	225
Acquisition of Asyl Invest	-	-	(2,240)	-	-	-	(2,240)
Stock based compensation	-	-	1,685	-	-	-	1,685
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	-	-	-	-	22	-	22
Translation difference	-	-	-	-	(12,240)	-	(12,240)
Net loss	-	-	-	(4,623)	-	-	(4,623)
At September 30, 2018	58,033,212	$58	$99,850	$29,728	$(19,775)	$-	$109,861

At March 31, 2019	58,043,212	$58	$99,093	$41,498	$(23,052)	$-	$117,597

Cumulative-effect adjustment due to adoption of ASU 2016-02(1)	-	-	-	(1,511)	-		(1,511)
Exercise of options	50,000	-	99	-	-	-	99
Stock based compensation	-	-	1,554	-	-	-	1,554
Share based payment	-	-	836	-	-	-	836
Sale of Freedom UA shares	-	-	(335)	-	-	435	100
Change in unrealized gain on available-for-sale securities, net of tax effect	-	-	-	-	27	-	27
Translation difference	-	-	-	-	(1,433)	-	(1,433)
Net income	-	-	-	16,979	-	(129)	16,850
At September 30, 2019	58,093,212	$58	$101,247	$56,966	$(24,458)	$306	$134,119

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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 1 – DESCRIPTION OF BUSINESS

Overview

Freedom Holding Corp. (the “Company” or “FRHC”) is a corporation organized in the United States under the laws of the State of Nevada that through its operating subsidiaries provides financial services including retail securities brokerage, research, investment counseling, securities trading, market making, corporate investment banking and underwriting services in Eastern Europe and Central Asia. The Company is headquartered in Almaty, Kazakhstan, with supporting administrative office locations in Russia, Cyprus and the United States. The Company has retail locations in Russia, Kazakhstan, Ukraine, Uzbekistan, Kyrgyzstan and Germany. The Company’s common stock was uplisted from the OTCQX Best Market and began trading on the Nasdaq Capital Market on October 15, 2019.

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

To comply with certain foreign ownership restrictions relating to registered Ukrainian broker-dealers, on August 24, 2019, the Company sold 67.12% of the outstanding equity interest of LLC Freedom Finance Ukraine, a Kiev, Ukraine-based broker-dealer (“Freedom UA”) to Askar Tashtitov, the Company’s president. The Company retained the remaining 32.88% of the outstanding equity interests in Freedom UA. On August 24, 2019, the Company also entered into a series of contractual arrangements with Freedom UA and Mr. Tashtitov, including a consulting services agreement, an operating agreement and an option agreement. Because such agreements obligate the Company to guarantee the performance of all Freedom UA obligations and provide Freedom UA sufficient funding to cover all Freedom UA operating losses and net capital requirements, enable the Company to receive 90% of the net profits of Freedom UA after tax, and require the Company to provide Freedom UA the management competence, operational support, and ongoing access to the Company’s significant assets, technology resources and expertise to necessary to conduct the business of Freedom UA, the Company accounts for Freedom UA as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Freedom UA are consolidated into the financial statements of the Company.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2020.

The Condensed Consolidated Balance Sheet at March 31, 2019, has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

The Company’s unaudited condensed consolidated financial statements present the consolidated accounts of FRHC, Freedom RU, Freedom KZ, FFIN Bank, Freedom CY, Freedom UA, Freedom UZ, Freedom GE and FFIN. All significant inter-company balances and transactions have been eliminated from the unaudited condensed consolidated financial statements.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019.

Consolidation of variable interest entities

In accordance with accounting standards regarding consolidation of variable interest entities, VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. VIEs must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates used in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates.

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

The Company adopted the guidance on April 1, 2018. Under Topic 606, the Company is required to recognize incentive fees when they are probable and there is not a significant chance of reversal in the future. For the brokerage commission, banking service commission and investment banking services commission contracts in place at the time of adoption, this change in policy did not result in any actual change in revenue that had already been recognized and therefore there was no transition adjustment necessary.

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

Derecognition of financial assets

A financial asset (or, where applicable, a part of a financial asset or a part of a group of similar financial assets) is derecognized where all of the following conditions are met:

●
The transferred financial asset has been isolated from the Company - put presumptively beyond the reach of the Company and its creditors, even in bankruptcy or other receivership.
●
The transferee has rights to pledge or exchange the financial asset.
●
The Company or its agents do not maintain effective control over the transferred financial asset or third-party beneficial interests related to the transferred asset.

Where the Company has not met the asset derecognition conditions above, it continues to recognize the asset to the extent of its continuing involvement.

Impairment of long-lived assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the fair value from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. As of September 30, 2019 and March 31, 2019, the Company had not recorded any charges for impairment of long-lived assets.

Impairment of goodwill

As of September 30, 2019 and March 31, 2019, goodwill recorded in the Company’s Condensed Consolidated Balance Sheets totaled $2,914 and $2,936, respectively. The Company performs an impairment review at least annually unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. In its annual goodwill impairment test, the Company estimated the fair value of the reporting unit based on the income approach (also known as the discounted cash flow method) and determined the fair value of the Company’s goodwill exceeded the carrying amount of the Company’s goodwill.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The changes in the carrying amount of goodwill as of March 31, 2019 and for the six months ended September 30, 2019 were as follows:

Balance as of March 31, 2019	$2,936

Foreign currency translation	(22)

Balance as of September 30, 2019	$2,914

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

The Company will include interest and penalties arising from the underpayment of income taxes in the provision for income taxes. As of September 30, 2019 and March 31, 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has presented the deferred tax impacts of GILTI tax in its condensed consolidated financial statements as of September 30, 2019 and March 31, 2019.

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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases have been classified as either finance or operating, with classification affecting the pattern of expense recognition in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss). The new standard also requires disclosures that provide additional information on recorded lease arrangements. In July 2018, the FASB issued ASU 2018-11, Leases –Targeted Improvements, which provides an optional transition method that allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The Company adopted the provisions of ASU 2018-11, including the optional transition method, on April 1, 2019. Operating lease assets and corresponding lease liabilities were recognized on the Company’s unaudited condensed consolidated statements of balance sheets. Refer to Note 18 - Leases, within the notes to the unaudited condensed consolidated financial statements for additional disclosure and significant accounting policies affecting leases.

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

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. One of the changes in the ASU requires a presentation of changes in stockholders’ equity in the form of a reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods. The Company presented changes in stockholders' equity as separate financial statements for the current and comparative year-to-date interim periods beginning on April 1, 2019. The additional elements of the ASU did not have a material impact on the Company's condensed consolidated financial statements. This guidance was effective immediately upon issuance.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	September 30, 2019	March 31, 2019

Accounts with stock exchanges	$24,333	$10,507
Current accounts with commercial banks	21,517	6,656
Securities purchased under reverse repurchase agreements	11,363	7,887
Petty cash in bank vault and on hand	4,938	2,674
Current accounts in clearing organizations	4,510	5,887
Current account with Central Depository (Kazakhstan)	4,202	2,693
Current accounts with brokers	4,165	10,220
Current account with National Settlement Depository (Russia)	3,502	1,275
Current account with Central Bank (Russia)	2,345	2,161
Total cash and cash equivalents	$80,875	$49,960

As of September 30, 2019 and March 31, 2019, cash and cash equivalents were not insured.

As of September 30, 2019 and March 31, 2019, the cash and cash equivalents balance included collateralized securities received under reverse repurchase agreements on the terms presented below:

	September 30, 2019
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	10.98%	$9,894	$-	$9,894
Corporate debt	12.75%	1,469	-	1,469
Total		$11,363	$-	$11,363

	March 31, 2019
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	11.90%	$4,328	$804	$5,132
Corporate debt	14.00%	120	-	120
Non-U.S. sovereign debt	8.25%	2,635	-	2,635
Total		$7,083	$804	$7,887

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The securities received by the Company as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Company under reverse repurchase agreements as of September 30, 2019 and March 31, 2019, was $11,557 and $8,472, respectively.

NOTE 4 – RESTRICTED CASH

As of September 30, 2019 and March 31, 2019, the Company’s restricted cash consisted of deferred distribution payments, cash segregated in a special custody account for the exclusive benefit of our brokerage customers and required reserves with the Central Bank of the Russian Federation which represents cash on hand balance requirements. In June 2019 the Company invested the $8,534 held for deferred distribution payments into certain financial instruments. For additional information regarding funds held for deferred distribution payments, see Note 5 - Trading and Available-For-Sale Securities at Fair Value.

Restricted cash consisted of:

	September 30, 2019	March 31, 2019

Brokerage customers’ cash	$47,083	$28,931
Guaranty deposits	3,601	732
Reserve with Central Bank of Russia	493	263
Deferred distribution payments	-	8,534
Total restricted cash	$51,177	$38,460

NOTE 5 – TRADING AND AVAILABLE-FOR-SALE SECURITIES AT FAIR VALUE

As of September 30, 2019 and March 31, 2019, trading and available-for-sale securities consisted of:

	September 30, 2019	March 31, 2019

Equity securities	$101,058	$105,017
Debt securities	62,765	62,691
Mutual investment funds	-	241
Total trading securities	$163,823	$167,949

Certificates of deposit	$7,012	$-
Mutual investment funds	690	-
Debt securities	567	-
Preferred shares	317	-
Equity securities	2	2
Total available-for-sale securities, at fair value	$8,588	$2

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

The following tables present trading and available-for-sale securities assets in the condensed consolidated financial statements at fair value on a recurring basis as of September 30, 2019 and March 31, 2019:

		Fair Value Measurements at
		September 30, 2019 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2019	(Level 1)	(Level 2)	(Level 3)

Equity securities	$101,058	$101,058	$-	$-
Debt securities	62,765	62,765	-	-
Total trading securities	$163,823	$163,823	$-	$-

Certificates of deposit	$7,012	$-	$7,012	$-
Mutual investment funds	690	690	-	-
Debt securities	567	-	567	-
Preferred shares	317	-	317	-
Equity securities	2	-	-	2
Total available-for-sale securities, at fair value	$8,588	$690	$7,896	$2

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

		Fair Value Measurements at March 31, 2019 using
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2019	(Level 1)	(Level 2)	(Level 3)

Equity securities	$105,017	$105,017	$-	$-
Debt securities	62,691	62,187	-	504
Mutual investment funds	241	241	-	-
Total trading securities	$167,949	$167,445	$-	$504

Equity securities	$2	$-	$-	$2
Total available-for-sale securities, at fair value	$2	$-	$-	$2

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended September 30, 2019:

	Trading securities	Available for sale securities
Balance as of March 31, 2019	$504	$2

Sale of investments that use Level 3 inputs	(497)	-
Foreign currency translation	(7)	-
Balance as of September 30, 2019	$-	$2

	September 30, 2019
	Assets measured at amortized cost	Unrealized gain/(loss) accumulated in other comprehensive income/(loss)	Assets measured at fair value

Certificates of deposit	$7,002	$10	$7,012
Mutual investment funds	685	5	690
Debt securities	569	(2)	567
Preferred shares	304	13	317
Equity securities	1	1	2

Available-for-sale securities, at fair value	$8,561	$27	$8,588

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	March 31, 2019
	Assets measured at amortized cost	Unrealized gain accumulated in other comprehensive income/(loss)	Assets measured at fair value
Equity securities	$1	$1	$2

Available-for-sale securities, at fair value	$1	$1	$2

Of the available-for-sale securities, $8,534 is held as a reserve for distribution to shareholders who have not yet claimed their distributions from the 2011 sale of the Company’s oil and gas exploration and production operations. These funds are currently payable, subject to the entitled shareholders completing and submitting to the Company the necessary documentation to claim his, her or its distribution payments. The Company has no control over when, or if, any entitled shareholder will submit the necessary documentation to claim his, her, or its distribution payment.

NOTE 6 – BROKERAGE AND OTHER RECEIVABLES, NET

	September 30, 2019	March 31, 2019

Margin lending receivables	$74,440	$46,716
Receivables from purchase or sale of securities	1,768	27,684
Receivables from brokerage clients	331	824
Dividends accrued	16	108
Other receivables	464	130

Allowance for receivables	(136)	(1,626)

Total brokerage and other receivables, net	$76,883	$73,836

On September 30, 2019 and March 31, 2019, amounts due from a single related party customer were $55,489 and $31,792, respectively or 72% and 43%, respectively of total brokerage and other receivables, net. Based on experience, the Company considers receivables due from related parties fully collectible. As of September 30, 2019 and March 31, 2019, using historical and statistical data, the Company recorded an allowance for brokerage receivables in the amount of $136 and $1,626, respectively.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 7 – LOANS ISSUED

Loans issued as of September 30, 2019, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Uncollateralized non-bank loan	$2,651	Sep. 2020	2.00%	$-	USD
Subordinated loan	2,007	Apr. 2024	6.00%	-	USD
Subordinated loan	1,536	Sep. 2029	12.00%	-	UAH
Bank customer loans	562	Dec. 2019 – May 2044	12.87%	311	RUB
	$6,756			$311

Loans issued as of March 31, 2019, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Collateralized brokerage loans	$1,888	Dec. 2019	4.75%	$4,718	USD
Bank customer loans	637	May 2019 – Jan. 2039	13.34%	-	RUB
	$2,525			$4,718

NOTE 8 – DEFERRED TAX ASSETS

The Company is subject to taxation in the Russian Federation, Kazakhstan, Kyrgyzstan, Cyprus, Ukraine, Uzbekistan, Germany and the United States of America.

The tax rates used for deferred tax assets and liabilities as of September 30, 2019 and March 31, 2019 is 21% for the U.S., 20% for the Russian Federation and Kazakhstan, 31% for Germany, 12.5% for Cyprus, 18% for Ukraine, 12% for Uzbekistan and 10% for Kyrgyzstan.

Deferred tax assets and liabilities of the Company are comprised of the following:

	September 30, 2019	March 31, 2019

Deferred tax assets:
Tax losses carryforward	$3,027	$2,376
Revaluation on trading securities	53	2,095
Accrued liabilities	60	35
Valuation allowance	(2,401)	(3,241)
Deferred tax assets	$739	$1,265

Deferred tax liabilities:
Revaluation on trading securities	$140	$-

Deferred tax liabilities	$140	$-

Net deferred tax assets	$599	$1,265

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

During the six months ended September 30, 2019 and 2018, the Company’s effective tax rate was equal to 20.5% and 11.2%, respectively. The increase in effective tax rate was primarily attributable to U.S. state taxes on non-U.S. earnings which are not offset by tax credits.

NOTE 9 – SECURITIES SOLD, NOT YET PURCHASED – AT FAIR VALUE

As of September 30, 2019, and March 31, 2019 the Company’s securities sold, not yet purchased – at fair value was $3,631 and $0, respectively.

During the six months ended September 30, 2019, the Company sold shares received as a pledge under reverse repurchase agreements and recognized financial liabilities at fair value in the amount of $3,083 and partially closed short positions in the amount of $3,047 by purchasing securities from third parties, reducing its financial liability. During the six months ended September 30, 2019, the Company recognized a loss on the change in fair value of financial liabilities at fair value in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss) in the amount of $20 with no foreign exchange translation gain/(loss).

During the six months ended September 30, 2019, the Company opened a short position and recognized financial liabilities at fair value in the amount of $3,200. During the six months ended September 30, 2019, the Company recognized a loss on the change in fair value of financial liabilities at fair value in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss) in the amount of $415 with no foreign exchange translation gain/(loss).

A short sale involves the sale of a security that is not owned by the seller in the expectation of the seller purchasing the same security (or a security exchangeable) at a later date at a lower price. A short sale involves the risk of a theoretically unlimited increase in the market price of the security that would result in a theoretically unlimited loss.

NOTE 10 – LOANS RECEIVED

Loans received as of September 30, 2019, consisted of the following:

Borrower	Lender	September 30, 2019	Interest rate	Term	Maturity date
Freedom Finance Cyprus Limited	Non-Bank	$89	1%	2 years	12/11/2019
Total		$89

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Loans received as of March 31, 2019, consisted of the following:

Borrower	Lender	March 31, 2019	Interest rate	Term	Maturity date
Freedom Holding Corp.	Non-Bank	$3,917	3%	1-2 years	04/30/2019-12/31/2019
Freedom Finance Cyprus Limited	Non-Bank	91	1%	2 years	12/11/2019
Total		$4,008

Non-bank loans received are unsecured. As of September 30, 2019 and March 31, 2019, accrued interest on the loans totaled $2 and $52, respectively.

NOTE 11 – DEBT SECURITIES ISSUED

	September 30, 2019	March 31, 2019

Debt securities issued denominated in USD	$18,479	$20,265
Debt securities issued denominated in RUB	7,762	7,724
Accrued interest	535	549
Total	$26,776	$28,538

As of September 30, 2019 and March 31, 2019, Freedom KZ and Freedom RU had bonds issued under Kazakhstan and Russian Federation law, respectively, in the amounts of $26,776 and $28,538 respectively, which have fixed annual coupon rates ranging from 8% to 12% and maturity dates ranging from June 2020 to February 2022.

Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs. Debt securities issued as of September 30, 2019 and March 31, 2019, included $535 and $549 accrued interest, respectively. The Freedom KZ and Freedom RU bonds are actively traded on the Kazakhstan Stock Exchange and on the Moscow Exchange, respectively.

NOTE 12 – CUSTOMER LIABILITIES

The Company recognizes customer liabilities associated with funds held by our brokerage and bank customers. Customer liabilities consist of:

	September 30, 2019	March 31, 2019

Brokerage customers	$101,229	$47,686
Banking customers	49,386	34,346
Total	$150,615	$82,032

As of September 30, 2019, banking customer liabilities consisted of current accounts and deposits of $36,028 and $13,358, respectively. As of March 31, 2019, banking customer liabilities consisted of current accounts and deposits of $12,383 and $21,963, respectively.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 13 – TRADE PAYABLES

	September 30, 2019	March 31, 2019

Trade payable for securities purchased	$4,879	$2,939
Margin lending payable	3,590	29,081
Payables to suppliers of goods and services	185	555
Other payables	346	120
Total	$9,000	$32,695

On September 30, 2019 and March 31, 2019, trade payables due to a single related party were $2,928 or 33% and $938 or 3%, respectively.

NOTE 14 – SECURITIES REPURCHASE AGREEMENT OBLIGATIONS

As of September 30, 2019 and March 31, 2019, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	September 30, 2019
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Over 90 days	Total
Securities sold under repurchase agreements
Corporate equity	12.32%	$46,817	$-	$-	$46,817
Corporate debt	10.40%	9,152	-	-	9,152
Non-U.S. sovereign debt	9.45%	14,748	-	-	14,748
Total securities sold under repurchase agreements		$70,717	$-	$-	$70,717

	March 31, 2019
	Interest rate and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Over 90 days	Total

Securities sold under repurchase agreements
Corporate equity	12.06%	$49,048	$-	$2,146	$51,194
Corporate debt	10.38%	13,548	-	-	13,548
Non-U.S. sovereign debt	8.62%	8,879	-	-	8,879
Total securities sold under repurchase agreements		$71,475	$-	$2,146	$73,621

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The fair value of collateral pledged under repurchase agreements as of September 30, 2019 and March 31, 2019, was $96,294 and $105,842, respectively.

Securities pledged as collateral by the Company under repurchase agreements are liquid trading securities with market quotes and significant trading volume.

NOTE 15 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2019 and 2018, the Company earned commission income from related parties in the amount of $23,348 and $11,183 respectively. During the six months ended September 30, 2019 and 2018, the Company earned commission income from related parties in the amount of $43,174 and $15,622, respectively. Commission income earned from related parties is comprised primarily of brokerage commissions, margin fees and commissions for money transfers by brokerage clients.

During the three months ended September 30, 2019 and 2018, the Company paid commission expense to related parties in the amount of $1,471 and $0, respectively. During the six months ended September 30, 2019 and 2018, the Company paid commission expense to related parties in the amount of $2,395 and $0, respectively.

As of September 30, 2019 and March 31, 2019, the Company had cash and cash equivalents held in brokerage accounts of related parties totaling $166 and $8,444, respectively.

As of September 30, 2019 and March 31, 2019, the Company had loans issued to related parties totaling $0 and $1,888, respectively.

As of September 30, 2019 and March 31, 2019, the Company had margin lending receivables with related parties totaling $69,606 and $43,720, respectively.

As of September 30, 2019 and March 31, 2019, the Company had margin lending payables to related parties, totaling $2,233 and $1,090, respectively.

As of September 30, 2019 and March 31, 2019, the Company had loans received from a related party totaling $89 and $3,957, respectively.

As of September 30, 2019 and March 31, 2019, the Company had accounts payable due to a related party totaling $345 and $345, respectively.

As of September 30, 2019 and March 31, 2019, the Company had consideration due to a related party for the Nettrader acquisition totaling $2,668.

As of September 30, 2019 and March 31, 2019, the Company had customer liabilities on brokerage accounts and bank accounts of related parties totaling $35,539 and $29,904, respectively and held restricted customer cash on brokerage accounts of related parties totaling $10,294 and $13,999, respectively.

In August 2019, to comply with certain foreign ownership restrictions relating to registered Ukrainian broker-dealers, the Company sold 67.12% of the outstanding equity interest of Freedom UA to Askar Tashtitov, the Company’s president, for $100. The Company retained the remaining 32.88% of the outstanding equity interests in Freedom UA. In connection with this transaction, the Company also entered into a series of contractual arrangements with Freedom UA and Mr. Tashtitov, including a consulting services agreement, an operating agreement and an option agreement. For additional information regarding this transaction, see Note 1 – Description of Business.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 16 – STOCKHOLDERS’ EQUITY

During the six months ended September 30, 2019, nonqualified stock options to purchase 50,000 shares were exercised at a strike price of $1.98 per share for total proceeds of $99. No stock options were exercised during the six months ended September 30, 2018.

During the six months ended September 30, 2019 and 2018, shareholders made capital contributions of $0 and $225 to FRHC, respectively.

On October 6, 2017, the Company awarded restricted stock grants totaling 3,900,000 shares of its common stock to 16 employees and awarded nonqualified stock options to purchase an aggregate of 360,000 shares of its common stock to two employees. Of the 3,900,000 shares awarded pursuant to the restricted stock grant awards, 1,200,000 shares are subject to two-year vesting conditions and 2,700,000 shares are subject to three-year vesting conditions. All of the nonqualified stock options are subject to three-year vesting conditions. The Company recorded stock-based compensation expense for restricted stock grants and stock options in the amount of $781 and $1,554 during the three and six months ended September 30, 2019. The Company recorded stock-based compensation expense for restricted stock grants and stock options in the amount of $847 and $1,685 during the three and six months ended September 30, 2018 respectively.

NOTE 17 – STOCK BASED COMPENSATION

During the six months ended September 30, 2019, no stock options were granted. Total compensation expense related to options granted was $54 for the three months ended September 30, 2019, and $54 for the three months ended September 30, 2018. Total compensation expense related to options granted was $108 for the six months ended September 30, 2019, and $108 for the six months ended September 30, 2018. As of September 30, 2019, there was total remaining compensation expense of $220 related to stock options, which will be recorded over a weighted average period of approximately 1.02 years. During the six months ended September 30, 2019, options to purchase a total of 50,000 shares were exercised.

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

The following is a summary of stock option activity for the six months ended September 30, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, March 31, 2019	350,000	$1.98	8.52	$2,342
Granted	-	-	-	-
Exercised	(50,000)	1.98	-	394
Forfeited/cancelled/expired	-	-	-	-
Outstanding, at September 30, 2019	300,000	$1.98	8.02	$2,958
Exercisable, at September 30, 2019	60,000	$1.98	8.02	$592

During the three and six months ended September 30, 2019, no restricted shares were awarded. The compensation expense related to restricted stock grants was $727 during the three months ended September 30, 2019, and $793 during the three months ended September 30, 2018. The compensation expense related to restricted stock grants was $1,446 during the six months ended September 30, 2019, and $1,578 during the six months ended September 30, 2018. As of September 30, 2019, there was $1,940 of total unrecognized compensation cost related to non-vested shares of restricted stock granted. The cost is expected to be recognized over a weighted average period of 1.01 years.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The table below summarizes the activity for the Company’s restricted stock outstanding during the six months ended September 30, 2019:

	Shares	Weighted Average Fair Value
Outstanding, March 31, 2019	2,275,000	$4,777
Granted	-	-
Vested	-	-
Forfeited/cancelled/expired	-	-
Outstanding, at September 30, 2019	2,275,000	$4,777

During the six months ended September 30, 2019, the Company recorded expenses for share based payments for consulting services in the amount of $836.

NOTE 18 – LEASES

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

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of September 30, 2019:

	Classification on Balance Sheet	September 30, 2019
Assets
Operating lease assets	Right-of-use assets	$14,472
Total lease assets		$14,472

Liabilities
Operating lease liability	Operating lease obligations	$15,979
Total lease liability		$15,979

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Lease obligations at March 31, 2019, consisted of the following:

Twelve months ending March 31,
2020 – remainder	$3,022
2021	6,084
2022	5,580
2023	3,936
2024	495
2025	11
Total payments	19,128
Less: amounts representing interest	(3,149)
Lease obligation, net	$15,979
Weighted average remaining lease term (in months)	32
Weighted average discount rate	12%

Lease commitments for short-term operating lease as of September 30, 2019 is approximately $681. The Company’s rent expense for office space was $155 and $277 for the three and six months ended September 30, 2019 and $1,198 and $2,218 for the three and six months ended September 30, 2018, respectively.

NOTE 19 – SUBSEQUENT EVENTS

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

Available Information

You may review a copy of this Quarterly Report on Form 10-Q on the Commission’s website, www.sec.gov, that contains reports, proxy and information statements and other information regarding registrants, such as Freedom Holding Corp, that file electronically with the Commission. Copies of our periodic reports, proxy and information statements also are available from our investor relations website, www.ir.freedomholdingcorp.com. We intend to use our investor relations website, www.irfreedomholdingcorp.com, as a means for disclosing material non-public information and for complying with Commission Regulation FD and other disclosure obligations. Information contained in or linked from our websites is not incorporated into and does not constitute a part of this report.

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

Executive Summary

Customer Base

We serviced more than 127,000 client accounts of which more than 60% carried positive cash or asset account balances as of September 30, 2019. For the three months ended September 30, 2019, we had approximately 29,000 active accounts. Internally, we designate “active accounts” as those in which one transaction occurs per quarter.

During fiscal 2019 we made several strategic acquisitions which enabled us to expand our market reach and provide our clientele the convenience of both a state-of-the-art proprietary electronic trading platform, Tradernet, and 74 retail brokerage and financial services offices located across Kazakhstan (16), Kyrgyzstan (1), Russia (34), Uzbekistan (8), Ukraine (13), Cyprus (1) and Germany (1) that provide an array of financial services, investment consulting and education. In Russia 17 of our brokerage and financial services offices also provide banking services to firm customers. During fiscal 2020 we have been focused on client acquisition through expanded marketing and sales efforts designed to attract new clients, increase account size of existing clients and enhance consumer confidence in the Freedom Finance brand. We have also explored client acquisition through strategic partnering opportunities with large banks and other market participants. Expansion through continued business acquisition will continue to be a part of our overall growth strategy.

Significant Events

In July 2019, we announced that Standard and Poor’s Financial Services, LLC (“S&P”) had assigned Freedom KZ and Freedom RU an issuer credit rating of B-/stable/B and assigned B-/B long-term and short-term foreign currency issuer credit ratings. Additionally, S&P assigned Freedom KZ a national scale rating of KzBB-.

Our common stock was uplisted from the OTCQX Best Market and began trading on the Nasdaq Capital Market on October 15, 2019.

On October 22, 2019, we announced that our common stock had also been approved for listing on the Saint-Petersburg Stock Exchange.

Financial Results

During the three months ended September 30, 2019, we realized net income of approximately $8.6 million and basic and diluted earnings per share of $0.15. During the six months ended September 30, 2019, net income totaled $16.9 million and basic and diluted earnings per share were $0.29. As a result of weakening of our functional currencies against our reporting currency and the resulting foreign currency translation adjustment, net of tax, we realized a loss on foreign currency translation adjustments of approximately $2.1 million and $1.4 million, respectively, during the three and six months ended September 30, 2019, resulting in total comprehensive income before noncontrolling interests of approximately $6.6 million and $15.5 million, respectively, during the three and six months ended September 30, 2019.

All dollar amounts reflected under the headings “Results of Operations,” “Liquidity and Capital Resources,” and “Cash Flows” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands of U.S. dollars unless the context indicates otherwise.

Results of Operations

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

The following quarter-to-quarter comparison of our financial results is not necessarily indicative of future results.

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Amount	%*	Amount	%*
Revenues:
Fee and commission income	$26,363	80%	$12,786	73%
Net gain on trading securities	3,947	12%	4,317	25%
Interest income	1,805	5%	1,474	9%
Net gain/(loss) on foreign exchange operations	875	3%	(1,138)	(7%)
Total revenue, net	32,990	100%	17,439	100%

Expenses:
Interest expense	3,201	9%	3,678	21%
Fee and commission expense	4,512	14%	968	6%
Operating expense	13,921	42%	10,044	58%
(Recovery)/provision for impairment losses	(395)	(1%)	109	1%
Other expense, net	249	1%	296	2%
Net loss on disposal of subsidiary	-	0%	15	0%
Total expense	21,488	65%	15,110	88%

Net income before income taxes	11,502	35%	2,329	13%
Income tax expense	(2,866)	(9%)	(614)	(3%)
Net income	8,636	26%	1,715	10%
Less: Net loss attributable to noncontrolling interest in subsidiary	(129)	0%	-	0%
Net income attributable to common shareholders	$8,765	26%	$1,715	10%

Other comprehensive income
Change in unrealized gain on available-for-sale, net of tax effect	$27	0%	$-	0%
Foreign currency translation adjustments, net of tax effect	(2,076)	(6%)	(5,523)	(32%)
Comprehensive income/(loss) before noncontrolling interests	$6,587	20%	$(3,808)	(22%)
Less: comprehensive loss attributable to noncontrolling interest in subsidiary	(129)	0%	-	0%
Comprehensive income/(loss) attributable to common shareholders	$6,716	20%	$(3,808)	(22%)

* Reflects percentage of total revenues, net.

Revenue

We derive revenue primarily from gains realized from fee and commission income earned from our retail brokerage clients, underwriting and market making activities, our proprietary trading activities, and interest income.

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018		Change
	Amount	%	Amount	%	Amount	%
Fee and commission income	$26,363	80%	$12,786	73%	$13,577	106%
Net gain on trading securities	3,947	12%	4,317	25%	(370)	(9%)
Interest income	1,805	5%	1,474	9%	331	22%
Net gain/(loss) on foreign exchange operations	875	3%	(1,138)	(7%)	2,013	(177%)
Total revenue, net	$32,990	100%	$17,439	100%	$15,551	89%

During the three months ended September 30, 2019 and 2018, we realized total net revenue of $32,990, and $17,439, respectively. Revenue during the three months ended September 30, 2019, was significantly higher than the three months ended September 30, 2018, primarily due to increased fee and commission income, increased interest income and a net gain on foreign exchange operations during the three months ended September 30, 2019 compared to a net loss on foreign exchange operations during the three months ended September 30, 2018. The gains realized during the three months ended September 30, 2019, were partially offset by a decrease in net gain on trading securities.

Fee and commission income. Fee and commission income consisted principally of broker fees from customer trading and related banking services, underwriting and market making services. During the three months ended September 30, 2019 and 2018, fees and commissions generated from brokerage and related banking services were $26,363 and $12,786, respectively, an increase of $13,577.

During the three months ended September 30, 2019, fees and commissions from brokerage services increased $11,481 as compared to the three months ended September 30, 2018. During the three months ended September 30, 2019, the number of clients we serviced was higher as a result of our efforts during our 2019 fiscal year to enlarge our branch office network via acquisitions and internal growth, increase the number of our retail financial advisers, expand the volume of analysts’ reports available to our customer base and growth in trading activity by our existing customers. Due to growth in our customer base, fees and commissions from our related banking services increased during the three months ended September 30, 2019 by $1,636 compared to the three months ended September 30, 2018. Fees for bank services consist primarily of wire transfer fees, commissions for payment processing and commissions for currency exchange operations. Fees and commissions realized from underwriting and market making services increased by $460 during the three months ended September 30, 2019, due to our engaging in more underwritings and market making activities compared to the three months ended September 30, 2018.

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

During the three months ended September 30, 2019, we recognized a net gain on trading securities of $3,947 which included $1,718 of realized net gain and $2,229 of unrealized net gain compared to a net gain of $4,317 on trading securities for three months ended September 30, 2018, which included $12,634 of realized net gain and $8,317 of unrealized net loss. The primary contributing factors to the decrease in our net gain on trading securities during three months ended September 30, 2019, was the reduced size of the proprietary trading positions we held during the three months ended September 30, 2019, as compared to the prior period, and the fact that the securities held in our proprietary portfolio realized smaller increases in value during the three months ended September 30, 2019.

Interest income. During the three months ended September 30, 2019 and 2018, we recorded interest income from several sources: interest income on trading securities, interest income on cash and cash equivalents held in financial institutions, interest income on reverse repurchase transactions and amounts due from banks. Interest income on trading securities consists of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading accounts. During the three months ended September 30, 2019, we realized interest income of $1,805 compared to $1,474 for the three months ended September 30, 2018. The increase in interest income of $331 was the result of an increase in interest income on trading securities in the amount of $1,139, which was partially offset by decreased interest from reverse repurchase agreements in the amount of $416, loans to customers in the amount of $354 and due from banks in the amount of $38.

During the three months ended September 30, 2019, we realized higher interest income from trading securities because we increased our investments in interest bearing securities as compared to the three months ended September 30, 2018. Interest income from reverse repurchase transactions was lower during the three months ended September 30, 2019, because we decreased the volume of reverse repurchase transactions as compared to the three months ended September 30, 2018.

Net gain/(loss) on foreign exchange operations. Net gain/(loss) on foreign exchange operations resulted from revaluation of assets and liabilities denominated in currencies other than our reporting currency. During the three months ended September 30, 2019, we realized a net gain on foreign exchange operations of $875 compared to a net loss of $1,138 during the three months ended September 30, 2018. In accordance with U.S. GAAP, we are required to revalue assets denominated in foreign currencies into our reporting currency, which is the U.S. dollar.

During the three months ended September 30, 2019, the values of the Kazakhstani tenge, Russian ruble and Euro depreciated approximately 1.9%, 2.1% and 4.1% against the United States dollar, respectively. As a result of an increase in Kazakhstani tenge denominated financial liabilities, coupled with the aforementioned reduction in value of the Kazakhstani tenge against the United States dollar, we realized a $470 gain on foreign exchange revaluations. We also realized a gain on foreign exchange operations as a result of the positive revaluation of Freedom CY’s client liabilities expressed in Euro in the amount of $596. Moreover, Freedom KZ realized $113 gain on revaluation of trading securities. These gains were only partially offset by the loss on revaluation of corporate bonds indexed to United States dollars issued by Freedom KZ due to depreciation of Kazakhstani tenge against United States dollar in the amount of $398.

Expense

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018		Change
	Amount	%	Amount	%	Amount	%
Interest expense	$3,201	15%	$3,678	24%	$(477)	(13%)
Fee and commission expense	4,512	21%	968	6%	3,544	366%
Operating expense	13,921	65%	10,044	67%	3,877	39%
(Recovery)/provision for impairment losses	(395)	(2%)	109	1%	(504)	(462%)
Other expense, net	249	1%	296	2%	(47)	(16%)
Loss on disposal of subsidiary	-	0%	15	0%	(15)	(100%)
Total expense	$21,488	100%	$15,110	100%	$6,378	42%

During the three months ended September 30, 2019 and 2018, we incurred total expenses of $21,488 and $15,110, respectively. Expenses during the three months ended September 30, 2019, increased primarily as a result of our continued efforts to grow our business and were only partially offset by lower interest expense and recovery for impairment losses.

Interest expense. During the three months ended September 30, 2019, we recognized total interest expense of $3,201, compared to $3,678 during the three months ended September 30, 2018. The decrease in interest expense of $477 was primarily attributable to a decrease in interest expense for direct repurchase transactions totaling $1,008 and interest expense for customer deposits received totaling $135. This decrease was partially offset by increased interest expense related to the issuance of debt securities totaling $224. Also, on April 1, 2019, we adopted the new lease standard promulgated by the PCAOB which resulted in our recognition of interest expense in the amount of $468 during the three months ended September 30, 2019, compared to $0 during the three months ended September 30, 2018.

Fee and commission expense. During the three months ended September 30, 2019, we recognized fee and commission expense of $4,512, compared to fee and commission expense of $968 during the three months ended September 30, 2018. The increase was associated with higher commission fees paid to the Central Depository, stock exchanges and brokerage fees to our prime brokers totaling $2,569 as well as an increase in bank services commissions of $975. The increases in fee and commission expense were the result of both growth in our client base and increased transaction volume from our existing clients.

Operating expense. During the three months ended September 2019, operating expenses totaled $13,921 compared to $10,044 during the three months ended September 30, 2018. The increase was primarily attributable to higher general and administrative expenses related to the expansion of our operations and the growth of our branch office network, including a $2,804 increase in payroll expenses, a $1,409 increase in professional services, including $1,087 increase in consulting expense, a $231 increase in depreciation and amortization expense, and a $547 decrease in office repair expense as most office repairs occurred last year and $402 decrease in advertising expense. Moreover, as a result of adopting the new lease standard, the Company realized a $1,043 decrease in rent expenses and a $1,126 increase in lease depreciation expenses.

(Recovery)/provision for impairment losses. During the three months ended September 30, 2019, receivables in the amount of approximately $1,100 were repaid, including $811, which management had previously estimated may be uncollectible and for which management had recognized an impairment loss in prior period. This recovery was partially offset by an additional provision for impairment losses in the amount of $416.

Income tax expense

We recognized net income before income tax of $11,502 and $2,329 during the three months ended September 30, 2019 and 2018, respectively. During the three months ended September 30, 2019, we realized an income tax expense of $2,866 compared to an income tax expense of $614 during the three months ended September 30, 2018, as a result of changes in the composition of the revenues we realized from our operating activities and the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate along with the incremental U.S. tax on Global Intangible Low-taxed Income (“GILTI”).

Comprehensive income/(loss) before noncontrolling interests

The functional currencies of our operating subsidiaries are the Russian ruble, Kazakhstani tenge, European euro, Ukrainian hryvnia and Uzbekistani sum. Our reporting currency is the United States dollar. Pursuant to U.S. GAAP we are required to revalue our assets from our functional currencies to our reporting currency for financial reporting purposes. As a result of weakening of the Kazakhstani tenge and Russian ruble by 1.9% and 2.1% against the U.S. dollar we realized a foreign currency translation loss of $2,076 during the three months ended September 30, 2019.  In comparison, as a result of depreciation of the Russian ruble by 4.5% and the Kazakhstani tenge by 6.4% against the U.S. dollar during the three months ended September 30, 2018 we realized a foreign currency translation loss of $5,523. During the three months ended September 30, 2019, we realized a loss on foreign currency translation of $2,076, which when coupled with net income from the same quarter, resulted in comprehensive income before noncontrolling interests of $6,587. By comparison, during the three months ended September 30, 2018, we realized a $5,523 loss on foreign currency translation, which, when coupled with our net income during that same period, resulted in comprehensive loss before noncontrolling interests of $3,808.

Results of Operations

Six months ended September 30, 2019 compared to the six months ended September 30, 2018

The following period-to-period comparison of our financial results is not necessarily indicative of future results.

	Six Months Ended September 30, 2019		Six Months Ended September 30, 2018
	Amount	%*	Amount	%*
Revenues:
Fee and commission income	$48,955	79%	$18,759	74%
Net gain on trading securities	6,509	10%	1,028	4%
Interest income	5,936	10%	8,847	35%
Net gain/(loss) on foreign exchange operations	839	1%	(3,248)	(13%)
Total revenue, net	62,239	100%	25,386	100%

Expenses:
Interest expense	6,809	11%	8,291	33%
Fee and commission expense	8,543	14%	1,733	7%
Operating expense	26,606	43%	19,155	75%
(Recovery)/provision for impairment losses	(1,468)	(2%)	115	0%
Other expense/(income), net	557	1%	236	1%
Net loss on disposal of subsidiary	-	0%	15	0%
Total expense	41,047	67%	29,545	116%

Net income/(loss) before income taxes	21,192	34%	(4,159)	(16%)
Income tax expense	(4,342)	(7%)	(464)	(2%)
Net income/(loss)	16,850	27%	(4,623)	(18%)

Less: Net loss attributable to noncontrolling interest in subsidiary	(129)	0%	-	0%
Net income/(loss) attributable to common shareholders	$16,979	27%	$(4,623)	(18%)

Other comprehensive income
Change in unrealized gain on available-for-sale securities, net of tax effect	$27	0%	$-	0%
Reclassification adjustment relating to available-for-sale securities disposed of in the period, net of tax effect	-	0%	22	0%
Foreign currency translation adjustments, net of tax	(1,433)	(2%)	(12,240)	(48%)
Comprehensive income/(loss) before noncontrolling interests	$15,444	25%	$(16,841)	(66%)
Less: comprehensive loss attributable to noncontrolling interest in subsidiary	(129)	0%	-	0%
Comprehensive income/(loss) attributable to common shareholders	$15,573	25%	$(16,841)	(66%)

* Reflects percentage of total revenues, net.

Revenue

We derive revenue primarily from gains realized from fee and commission income earned from our retail brokerage clients, underwriting and market making activities, our proprietary trading activities, and interest income.

	Six Months Ended September 30, 2019		Six Months Ended September 30, 2018		Change
	Amount	%	Amount	%	Amount	%
Fee and commission income	$48,955	79%	$18,759	74%	$30,196	161%
Net gain on trading securities	6,509	10%	1,028	4%	5,481	533%
Interest income	5,936	10%	8,847	35%	(2,911)	(33%)
Net gain/(loss) on foreign exchange operations	839	1%	(3,248)	(13%)	4,087	(126%)
Total revenue, net	$62,239	100%	$25,386	100%	$36,853	145%

During the six months ended September 30, 2019 and 2018, we realized total net revenue of $62,239 and $25,386, respectively. Revenue during the six months ended September 30, 2019, was significantly higher than the six months ended September 30, 2018, primarily due to increased fee and commission income, higher net gain on trading securities, and a decrease in net loss on foreign exchange operations, which were only partially offset by a decrease in interest income.

Fee and commission income. Fee and commission income consisted principally of broker fees from customer trading and related banking services, underwriting and market making services. During the six months ended September 30, 2019 and 2018, fees and commissions generated from brokerage and related banking services were $48,955 and $18,759, respectively, an increase of $30,196.

During the six months ended September 30, 2019, fees and commissions from brokerage services increased of $28,567 as compared to the six months ended September 30, 2018. During the six months ended September 30, 2019, the number of clients we serviced was higher as a result of our efforts during our 2019 fiscal year to enlarge our branch office network via acquisitions and internal growth, increase the number of our retail financial advisers, expand the volume of analysts’ reports available to our customer base and growth in trading activity by our existing customers. Fees and commissions from our related banking services increased during the six months ended September 30, 2019 by $1,448 compared to the six months ended September 30, 2018. Fees for bank services consist primarily of wire transfer fees, commissions for payment processing and commissions for currency exchange operations. Fees and commissions realized from underwriting and market making services increased by $181 during the six months ended September 30, 2019, due to our engaging in more underwriting and market making activities compared to the six months ended September 30, 2018.

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

During the six months ended September 30, 2019, we recognized a net gain on trading securities of $6,509 which included $6,756 of realized net gain and $247 of unrealized net loss compared to a net gain of $1,028 on trading securities for six months ended September 30, 2018, which included $17,045 of realized net gain and $16,017 of unrealized net loss. The primary contributing factor to our higher net gain on trading securities during the six months ended September 30, 2019, was increases in the share prices of several securities we held.

Interest income. During the six months ended September 30, 2019 and 2018, we recorded interest income from several sources: interest income on trading securities, interest income on cash and cash equivalents held in financial institutions, interest income on reverse repurchase transactions and amounts due from banks. Interest income on trading securities consists of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading accounts. During the six months ended September 30, 2019, we realized interest income of $5,936 compared to $8,847 for the six months ended September 30, 2018. The decrease in interest income of $2,911 was the result of several factors including, a decrease in interest income on trading securities in the amount of $1,702 and a $1,014 decrease in interest income from reverse repurchase transactions, as well as a decrease in interest income from loans to customers in the amount of $147.

During the six months ended September 30, 2019, we realized lower interest income from trading securities because dividend income decreased as compared to the six months ended September 30, 2018. Interest income from reverse repurchase transactions was lower during the six months ended September 30, 2019, because we decreased the volume of reverse repurchase transactions as compared to the six months ended September 30, 2018.

Net gain/(loss) on foreign exchange operations. Net gains/(losses) on foreign exchange operations result from revaluation of assets and liabilities denominated in currencies other than our reporting currency. During the six months ended September 30, 2019, we realized a net gain on foreign exchange operations of $839 compared to a net loss of $3,248 during the six months ended September 30, 2018. In accordance with U.S. GAAP, we are required to revalue assets denominated in foreign currencies into our reporting currency, which is the U.S. dollar.

During the six months ended September 30, 2019, the value of the Kazakhstani tenge depreciated approximately 2.2% while the value of Russian ruble appreciated 0.5% against the U.S. dollar. However, we did not realize net loss on foreign exchange operations as a result of currencies weakening. As a result of an increase in Kazakhstani tenge denominated financial liabilities, coupled with the aforementioned reduction in value of the Kazakhstani tenge against the United States dollar, we realized a $470 gain on foreign exchange revaluations. In addition, we realized a gain on foreign exchange operations resulting from the positive revaluation of Freedom CY’s client liabilities expressed in Euro in the amount of $596. Moreover, Freedom KZ realized $113 gain on revaluation of trading securities. These gains were only partially offset by the loss on revaluation of corporate bonds indexed to United States dollars issued by Freedom KZ due to depreciation of Kazakhstani tenge against United States dollar in the amount of $398.

Expense

	Six Months Ended September 30, 2019		Six Months Ended September 30, 2018		Change
	Amount	%	Amount	%	Amount	%
Interest expense	$6,809	17%	$8,291	28%	$(1,482)	(18%)
Fee and commission expense	8,543	21%	1,733	6%	6,810	393%
Operating expense	26,606	65%	19,155	65%	7,451	39%
(Recovery)/provision for impairment losses	(1,468)	(4%)	115	0%	(1,583)	(1,377%)
Other expense, net	557	1%	236	1%	321	136%
Loss on disposal of subsidiary	-	0%	15	0%	(15)	(100%)
Total expense	$41,047	100%	$29,545	100%	$11,502	39%

During the six months ended September 30, 2019 and 2018, we incurred total expenses of $41,047 and $29,545, respectively. Expenses during the six months ended September 30, 2019, increased primarily as a result of our continued efforts to grow our business and were only partially offset by lower interest expense and recovery for impairment losses.

Interest expense. During the six months ended September 30, 2019, we recognized total interest expense of $6,809, compared to $8,291 during the six months ended September 30, 2018. The decrease in interest expense of $1,482 was primarily attributable to a lower volume of short-term financing attracted by means of securities repurchase agreements totaling $2,541 and interest expense for loans received totaling $301. This decrease was partially offset by increased interest expense for customer accounts totaling $218 and increased interest expense related to the issuance of debt securities totaling $229. Also, on April 1, 2019, we adopted the new lease standard promulgated by the PCAOB which resulted in our recognition of interest expense in the amount of $913 during the six months ended September 30, 2019, compared to $0 during the six months ended September 30, 2018.

Fee and commission expense. During the six months ended September 30, 2019, we recognized fee and commission expense of $8,543 compared to fee and commission expense of $1,733 during the six months ended September 30, 2018. The increase was associated with higher commission fees paid to the Central Depository, stock exchanges and brokerage fees to our prime brokers of $5,912 as well as an increase in bank services commissions of $897. The increases in fee and commission expense were the result of both growth in our client base and increased transaction volume from our existing clients.

Operating expense. During the six months ended September 2019, operating expenses totaled $26,606 compared to the operating expenses of $19,155 for the six months ended September 2018. A $5,538 increase in payroll and bonuses, a $1,730 increase in professional expense, including $1,132 in consulting expense, a $410 increase in depreciation and amortization, a $307 increase in business trip expenses, and a $783 decrease in office repair expense as most office repairs occurred during fiscal 2019. Moreover, as a result of adopting the new lease standard, the Company realized a $1,941 decrease in rent expense and a $2,164 increase in lease depreciation expense.

(Recovery)/provision for impairment losses. During the six months ended September 30, 2019, receivables in the amount of approximately $17,900 were repaid, including $2,228 which management had previously estimated may be uncollectible and for which management had recognized an impairment loss in prior period. This recovery was partially offset by an additional provision for impairment losses in the amount of $789. We anticipate the $2,228 recovery of impairment loss during the six months ended September 30, 2019, to be a one-time event that will not recur in future periods.

Income tax expense

We recognized net income before income tax of $21,192 during the six months ended September 30, 2019, and net loss before income tax of $4,159 during the six months ended September 30, 2018, respectively. During the six months ended September 30, 2019, we realized income tax expense of $4,342 compared to income tax expense of $464 during the six months ended September 30, 2018, as a result of changes in the composition of the revenues we realized from our operating activities and the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate along with the incremental U.S. tax on Global Intangible Low-taxed Income (“GILTI”).

Total comprehensive income/(loss) before noncontrolling interests

The functional currencies of our operating subsidiaries are the Russian ruble, Kazakhstani tenge, European euro, Ukrainian hryvnia and Uzbekistani sum. Our reporting currency is the United States dollar. Pursuant to U.S. GAAP we are required to revalue our assets from our functional currencies to our reporting currency for financial reporting purposes. As a result of weakening of the Kazakhstani tenge by 2.2% and Russian ruble strengthening by 0.5% against the U.S. dollar we realized a foreign currency translation loss of $1,433 during the six months ended September 30, 2019.  In comparison, as a result of the depreciation of the Russian ruble by 14.5% and the Kazakhstani tenge by 14% against the U.S. dollar during the six months ended September 30, 2018 we realized a foreign currency translation loss of $12,240. During the six months ended September 30, 2019, we realized a loss on foreign currency translation of $1,433, which when coupled with net income from the same quarter, resulted in total comprehensive income before noncontrolling interests of $15,444. By comparison, during the six months ended September 30, 2018, we realized a $12,240 loss on foreign currency translation, which, when coupled with our net income during that same period, resulted in a total comprehensive loss before noncontrolling interests of $16,841, respectively.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet our potential cash requirements for general business purposes. Our operations are funded through a combination of existing cash on hand, cash generated from operations, proceeds from the issuance of common stock, proceeds from the sale of bonds of our subsidiaries, our credit facility and other borrowings . Regulatory requirements applicable to our subsidiaries require each of them to maintain minimum capital levels.

As of September 30, 2019, we had cash and cash equivalents of $80,875 compared to cash and cash equivalents of $49,960, as of March 31, 2019. On September 30, 2019, we had total assets of $425,641 and total liabilities of $291,522. By comparison, at March 31, 2019, we had total assets of $350,911 and total liabilities of $233,314. At September 30, 2019, we had net liquid assets of $331,313, consisting of cash and cash equivalents, trading securities, brokerage and net other receivables and other assets compared to $295,934 at March 31, 2019.

Currency fluctuations during the periods discussed above led to a 0.5% increase in the value of the Russian ruble against the U.S. dollar, while the Kazakhstani tenge decreased approximately 2.2% against the U.S. dollar during the period from March 31, 2019 to September 30, 2019. As a result, in accordance with U.S. GAAP, balance sheet items denominated in Russian rubles and Kazakhstani tenge had to be revalued. This caused us to realize an $839 net gain on foreign exchange operations and a foreign currency translation loss of $1,433 during the six months ended September 30, 2019.

As of September 30, 2019, the value of the trading securities held in our proprietary trading account totaled $163,823 compared to $167,949 at March 31, 2019. This decrease in trading securities was primarily attributable to the sale of trading securities. As of September 30, 2019, $96,294, or 59%, of the trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $101,124 or 60% as of March 31, 2019. Of the $80,875 in cash and cash equivalents we held at September 30, 2019, $11,363, or approximately 14%, were subject to reverse repurchase agreements. By comparison, at March 31, 2019, we had cash and cash equivalents of $49,960, $7,887 or 16%, of which were subject to reverse repurchase agreements.

Our subsidiaries, Freedom RU and Freedom KZ had outstanding bonds issued at September 30, 2019 and March 31, 2019, totaling $26,776 and $28,538 respectively. These bonds have fixed annual coupon rates ranging from 8% to 12% and maturity dates ranging from June 2020 to February 2022.

As registered broker-dealers and a bank, our subsidiaries are required to satisfy minimum net capital requirements to maintain licensure to conduct the brokerage and/or banking services we provide. These minimum net capital requirements range from approximately $27 to $4,660 and fluctuate depending on various factors. As of September 30, 2019, we had net assets of $134,119. In the event we fail to maintain minimum net capital, we may be subject to fines and penalties, suspension of operations, revocation of licensure and disqualification of our management from working in the industry.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as other factors, including the amount of available liquid capital (i.e., the amount of their cash and cash equivalents not invested in our operating business). While we are confident in the risk monitoring and management processes we have in place, a significant portion of our trading securities and cash and cash equivalents are subject to collateralization agreements. This significantly enhances our risk of loss in the event financial markets move against our positions. When this occurs our liquidity, capitalization and business can be negatively impacted. Because of the amount of leverage we employ in our proprietary trading activities, coupled with our strategy to at times take large positions in select companies or industries, our liquidity, capitalization, projected return on investment and results of operations can be significantly affected when we misjudge the impact of events, timing and liquidity of the markets for those securities.

We have pursued an aggressive growth strategy during the past several years, and we hope to continue to expand the footprint of our financial services business in Eastern Europe and Central Asia, as appropriate opportunities arise. While this strategy has led to revenue growth it also results in increased expenses and greater need for capital resources. Further growth and expansion may require greater capital resources than we currently possess, which could require us to pursue additional equity or debt financing from outside sources. We cannot assure that such financing will be available to us on acceptable terms, or at all, at the time it is needed.

We believe that our current cash and cash equivalents, cash expected to be generated from operating activities, and forecasted returns from our proprietary trading will be sufficient to meet our working capital needs for the next 12 months. We continue to monitor our financial performance to ensure adequate liquidity to fund operations and execute our business plan.

Cash Flows

The following table presents our cash flows for the six months ended September 30, 2019 and 2018:

	For the six months ended September 30, 2019	For the six months ended September 30, 2018

Net cash flows from operating activities	$62,506	$43,884
Net cash flows used in investing activities	(10,218)	(4,015)
Net cash flows used in financing activities	(6,756)	(49,653)
Effect of changes in foreign exchange rates on cash and cash equivalents	(1,900)	(8,539)

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$43,632	$(18,323)

Net cash from operating activities during the six months September 30, 2019, was $62,506. By comparison, during the six months ended September 30, 2018, net cash from operating activities was $43,884. Net cash from operating activities during the six months ended September 30, 2019, was driven by net income adjusted for non-cash movements (depreciation and amortization, depreciation of lease asset, non-cash stock compensation expense, unrealized gain on trading securities, allowance for receivables, net change in accrued interest) and net cash from operating activities primarily from changes in operating assets and liabilities, including a $69,954 increase in customer liabilities resulting from deposits from new customers and increased deposits from existing customers, a $25,570 decrease in trade payables for margin, which principally resulted from repayment of margin lending payables.

During the six months ended September 30, 2019, net cash used in investing activities was $10,218 compared to $4,015 during the six months ended September 30, 2018. Cash used in investing activities during the six months ended September 30, 2019, was used for the purchase of fixed assets, net of sales in the amount of $1,658 and to purchase available-for-sale securities in the amount of $8,560. Cash used in investing activities during the six months ended September 30, 2018, was primarily used for the acquisition of Asyl Invest in the amount of $2,240 and for the purchase of fixed assets, net of sales, in the amount of $2,016, which was partially offset by cash received from the sale of available-for-sale securities, at fair value of $241.

During the six months September 30, 2019, net cash used in financing activities was $6,756 compared to $49,653 during the six months ended September 30, 2018. Net cash used in financing activities during the six months ended September 30, 2019, consisted principally of securities repurchase agreement obligations in the amount of $1,404, repayment of loans received in the amount of $3,919 and from the repurchase of debt securities of Freedom KZ totaling $1,532, which were only partially offset by proceeds from stock option exercises in the amount of $99. By comparison, net cash flows used in financing activities during the six months ended September 30, 2018, consisted principally of securities repurchase agreement obligations in the amount of $61,106 and repayment of loans received in the amount of $3,055 which was only partially offset by proceeds from the issuance of debt securities of Freedom KZ in the amount of $14,283 and capital contributions to the Company in the amount of $225.

Contractual Obligations and Contingencies

For a discussion of our significant contractual obligations and contingencies, please see Note 18 to our condensed consolidated financial statements.

Off-Balance Sheet Financing Arrangements

As of September 30, 2019, we had no off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of end of the period covered by this quarterly report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the 2013 framework of the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) our principal executive officer and principal financial officer concluded that as of September 30, 2019, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following Freedom Holding Corp, financial information for the periods ended September 30, 2019, formatted in XBRL (eXtensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements.
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

FREEDOM HOLDING CORP.

Date:	November 12, 2019	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date:	November 12, 2019	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer