Form 10-Q
period 2019-12-31
Freedom Holding Corp.
filed 2020-02-10
CIK 924805

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of February 10, 2020, the registrant had 58,343,212 shares of common stock, par value $0.001, issued and outstanding.

FREEDOM HOLDING CORP.
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION	Page

Item 1. Unaudited Condensed Consolidated Financial Statements	3

Condensed Consolidated Balance Sheets as of December 31, 2019 and March 31, 2019	3

Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss) for the Three Months and Nine Months Ended December 31, 2019 and 2018	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2019 and 2018	5

Condensed Consolidated Statements of Shareholders’ Equity for the Nine Months Ended December 31, 2019 and 2018	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3. Qualitative and Quantitative Disclosures About Market Risk	50

Item 4. Controls and Procedures	50

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	51

Item 1A. Risk Factors	51

Item 6. Exhibits	52

Signatures	53

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	December 31, 2019	March 31, 2019
ASSETS
Cash and cash equivalents	$93,653	$49,960
Restricted cash	49,726	38,460
Trading securities	164,145	167,949
Available-for-sale securities, at fair value	7,483	2
Brokerage and other receivables, net	157,217	73,836
Loans issued	10,775	2,525
Deferred tax assets	281	1,265
Derivative assets	242	-
Fixed assets, net	6,619	5,563
Intangible assets, net	4,430	4,226
Goodwill	2,969	2,936
Operating lease right-of-use assets	15,748	-
Other assets, net	9,953	4,189

TOTAL ASSETS	$523,241	$350,911

LIABILITIES AND STOCKHOLDERS’ EQUITY

Securities sold, not yet purchased – at fair value	$4,385	$-
Loans received	-	4,008
Debt securities issued	39,150	28,538
Customer liabilities	192,754	82,032
Trade payables	56,130	32,695
Deferred distribution payments	8,534	8,534
Securities repurchase agreement obligations	57,875	73,621
Current income tax liability	165	754
Operating lease obligations	17,270	-
Other liabilities	5,067	3,132
TOTAL LIABILITIES	381,330	233,314

Commitments and Contingent Liabilities	-	-

STOCKHOLDERS’ EQUITY

Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 58,343,212 and 58,043,212 shares issued and outstanding as of December 31, 2019 and March 31, 2019, respectively	58	58
Additional paid in capital	102,149	99,093
Retained earnings	62,007	41,498
Accumulated other comprehensive loss	(21,618)	(23,052)
TOTAL EQUITY ATTRIBUTABLE TO THE COMPANY	142,596	117,597

Noncontrolling interest	(685)	-
TOTAL STOCKHOLDERS’ EQUITY	141,911	117,597

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$523,241	$350,911

The accompanying notes are an integral part of these condensed consolidated financial statements

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME/(LOSS) (Unaudited)
(All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Revenue:
Fee and commission income	$20,583	$12,274	$69,538	$31,033
Net gain on trading securities	6,448	11,641	12,957	12,669
Interest income	3,063	2,976	8,999	11,823
Net loss on foreign exchange operations	(1,080)	(498)	(241)	(3,746)
Net gain on derivatives	556	-	556	-

TOTAL REVENUE, NET	29,570	26,393	91,809	51,779

Expense:
Interest expense	3,167	3,180	9,976	11,471
Fee and commission expense	5,525	1,422	14,068	3,155
Operating expense	16,608	12,117	43,214	31,272
Provision /(recovery) for impairment losses	152	243	(1,316)	358
Other expense/(income), net	118	(14)	675	223
Loss from disposal of subsidiary	-	-	-	15
TOTAL EXPENSE	25,570	16,948	66,617	46,494
NET INCOME BEFORE INCOME TAX	4,000	9,445	25,192	5,285

Income tax benefit/(expense)	50	(545)	(4,292)	(1,009)

NET INCOME	$4,050	$8,900	$20,900	$4,276

Less: Net loss attributable to noncontrolling interest in subsidiary	(991)	-	(1,120)	-
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$5,041	$8,900	$22,020	$4,276

OTHER COMPREHENSIVE INCOME/(LOSS)
Change in unrealized gain on available-for-sale securities, net of tax effect	$(1)	$-	$26	$-
Reclassification adjustment relating to available-for-sale securities disposed of in the period, net of tax effect	-	-	-	22
Foreign currency translation adjustments, net of tax effect	2,841	(5,596)	1,408	(17,836)

COMPREHENSIVE INCOME/(LOSS) BEFORE NONCONTROLLING INTERESTS	$6,890	$3,304	$22,334	$(13,538)

Less: Comprehensive loss attributable to noncontrolling interest in subsidiary	(991)	-	(1,120)	-

COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$7,881	$3,304	23,454	$(13,538)
BASIC NET INCOME PER COMMON SHARE	$0.07	$0.15	$0.36	$0.07
DILUTED NET INCOME PER COMMON SHARE	$0.07	$0.15	$0.36	$0.07
Weighted average number of shares (basic)	58,158,864	58,038,864	58,116,825	58,035,103
Weighted average number of shares (diluted)	58,391,547	58,248,924	58,335,749	58,225,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the nine months ended
	December 31, 2019	December 31, 2018

Cash Flows From Operating Activities
Net income	$20,900	$4,276
Adjustments to reconcile net income from operating activities:
Depreciation and amortization	1,925	1,503
Depreciation of lease assets	3,322	-
Loss on sale of fixed assets	202	31
Change in deferred taxes	1,001	(260)
Stock compensation expense	2,100	2,533
Share based payment	836	-
Unrealized loss on trading securities	5,251	9,623
Unrealized gain on derivative asset	(233)	-
Net change in accrued interest	610	75
Allowance for receivables	(1,316)	350
Changes in operating assets and liabilities:
Changes in lease liabilities	(4,733)	-
Trading securities	(59)	14,277
Brokerage and other receivables	(80,423)	(28,968)
Loans issued	(8,180)	5,644
Other assets	(5,763)	(292)
Customer liabilities	105,560	32,620
Current income tax liability	(593)	81
Trade payables	22,069	4,931
Securities sold, not yet purchased	4,385	(1,071)
Other liabilities	1,784	526
Net cash flows from operating activities	68,645	45,879

Cash Flows From Investing Activities
Purchase of fixed assets	(3,608)	(4,311)
Proceeds from sale of fixed assets	468	268
Proceeds from sale/(purchase) of available-for-sale securities, at fair value, net	(7,455)	235
Consideration paid for Asyl Invest	-	(2,240)
Net cash flows used in investing activities	(10,595)	(6,048)

Cash Flows From Financing Activities
Repurchase of securities repurchase agreement obligations	(15,285)	(65,238)
Proceeds from issuance of debt securities	17,722	22,059
Repurchase of debt securities	(7,256)	(3,346)
Proceeds from loans received	-	5,615
Repayment of loans received	(4,008)	(8,143)
Exercise of options	455	-
Capital contributions	-	245
Net cash flows used in financing activities	(8,372)	(48,808)

Effect of changes in foreign exchange rates on cash and cash equivalents	5,281	(10,188)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	54,959	(19,165)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	88,420	87,693
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$143,379	$68,528

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the nine months ended
	December 31, 2019	December 31, 2018

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,686	$10,654
Income tax paid	$5,094	$417

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$14,960	$-
Lease obligations obtained on adoption of new lease standard	$16,471	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock
	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total
At March 31, 2018	58,033,212	$58	$100,180	$34,352	$(7,557)	$-	$127,033

Capital contributions	10,000	-	245	-	-	-	245
Acquisition of Asyl Invest	-	-	(2,240)	-	-	-	(2,240)
Acquisition of Nettrader	-	-	(2,590)	-	-	-	(2,590)
Stock based compensation	-	-	2,533	-	-	-	2,533
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	-	-	-	-	22	-	22
Translation difference	-	-	-	-	(17,836)	-	(17,836)
Net income	-	-	-	4,276	-	-	4,276
At December 31, 2018	58,043,212	$58	$98,128	$38,628	$(25,371)	$-	$111,443

At March 31, 2019	58,043,212	$58	$99,093	$41,498	$(23,052)	$-	$117,597

Cumulative-effect adjustment due to adoption of ASU 2016-02(1)	-	-	-	(1,511)	-	-	(1,511)
Exercise of options	230,000	-	455	-	-	-	455
Stock based compensation	-	-	2,100	-	-	-	2,100
Share based payment	70,000	-	836	-	-	-	836
Sale of Freedom UA shares	-	-	(335)	-	-	435	100
Change in unrealized gain on available-for-sale securities, net of tax effect	-	-	-	-	26	-	26
Translation difference	-	-	-	-	1,408	-	1,408
Net income/(loss)	-	-	-	22,020	-	(1,120)	20,900
At December 31, 2019	58,343,212	$58	$102,149	$62,007	$(21,618)	$(685)	$141,911

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

The Company’s subsidiaries are participants on the Kazakhstan Stock Exchange (KASE), Astana International Exchange (AIX), Moscow Exchange (MOEX), Saint-Petersburg Exchange (SPBX), Ukrainian Exchange (UX), and Republican Stock Exchange of Tashkent (UZSE). Freedom CY serves to provide the Company’s clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S. and European securities markets, which under the regulatory regimes of a number of jurisdictions where the Company operates do not currently allow investors direct access to international securities markets.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2020.

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

The Company recognizes revenue when five basic criteria have been met:

●
The parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations;
●
The entity can identify each party’s rights regarding the goods or services to be transferred;
●
The entity can identify the payment terms for the goods or services to be transferred;
●
The contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract); and
●
It is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Impairment of long-lived assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the fair value from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. As of December 31, 2019 and March 31, 2019, the Company had not recorded any charges for impairment of long-lived assets.

Impairment of goodwill

As of December 31, 2019 and March 31, 2019, goodwill recorded in the Company’s Condensed Consolidated Balance Sheets totaled $2,969 and $2,936, respectively. The Company performs an impairment review at least annually unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. In its annual goodwill impairment test, the Company estimated the fair value of the reporting unit based on the income approach (also known as the discounted cash flow method) and determined the fair value of the Company’s reporting unit exceeded the carrying amount of the Company’s goodwill.

The changes in the carrying amount of goodwill as of March 31, 2019 and for the nine months ended December 31, 2019 were as follows:

Balance as of March 31, 2019	$2,936

Foreign currency translation	33

Balance as of December 31, 2019	$2,969

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

The Company will include interest and fines arising from the underpayment of income taxes in the provision for income taxes (if any anticipated). As of December 31, 2019, and March 31, 2019, the Company had no accrued interest or fines related to uncertain tax positions.

The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has presented the deferred tax impacts of GILTI tax in its condensed consolidated financial statements as of December 31, 2019 and March 31, 2019.

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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The Company adopted the provisions of ASU 2018-11, including the optional transition method, on April 1, 2019. Operating lease assets and corresponding lease liabilities were recognized on the Company’s unaudited condensed consolidated balance sheets. Refer to Note 18 - Leases, within the notes to the unaudited condensed consolidated financial statements for additional disclosure and significant accounting policies affecting leases.

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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

In November 2019, the FASB issued ASU 2019-10 Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). On the basis of feedback obtained from outreach with stakeholders and monitoring of implementation, the Board has gained a greater understanding about the implementation challenges encountered by all types of entities when adopting a major Update. The Board developed a philosophy to extend and simplify how effective dates are staggered between larger public companies (bucket one) and all other entities (bucket two). Those other entities include private companies, smaller public companies, not-for-profit organizations, and employee benefit plans. Under this philosophy, a major Update would first be effective for bucket-one entities, that is, public business entities that are Securities and Exchange Commission (SEC) filers, excluding entities eligible to be smaller reporting companies (SRCs) under the SEC's definition. The Master Glossary of the Codification defines public business entities and SEC filers. All other entities, including SRCs, other public business entities, and nonpublic business entities (private companies, not-for-profit organizations, and employee benefit plans) would compose bucket two. For those entities, it is anticipated that the Board will consider requiring an effective date staggered at least two years after bucket one for major Updates. The Company is currently an SRC and according to the ASU 2019-10, for bucket two, ASU 2016-13, ASU 2017-12 and ASU 2016-02 is effective for fiscal years beginning after December 15, 2022. ASU 2016-02, Leases (Topic 842) was adopted by the Company beginning April 1, 2019. The Company is currently evaluating the impact that ASU 2019-10 will have on its financial statements and related disclosures.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss model for the impairment of financial assets measured at amortized cost basis. That model replaces the probable, incurred loss model for those assets. Through the amendments in that Update, the Board added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. ASU 2019-11 is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently evaluating the impacts of the provisions of ASU 2019-12 on our financial condition, results of operations, and cash flows.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	December 31, 2019	March 31, 2019

Securities purchased under reverse repurchase agreements	$21,578	$7,887
Accounts with stock exchanges	21,062	10,507
Current accounts with commercial banks	17,689	6,656
Current accounts in clearing organizations	14,088	5,887
Petty cash in bank vault and on hand	6,802	2,674
Current account with Central Bank (Russia)	5,948	2,161
Current account with Central Depository (Kazakhstan)	2,834	2,693
Current accounts with brokers	1,862	10,220
Current account with National Settlement Depository (Russia)	1,790	1,275
Total cash and cash equivalents	$93,653	$49,960

As of December 31, 2019 and March 31, 2019, cash and cash equivalents were not insured.

As of December 31, 2019 and March 31, 2019, the cash and cash equivalents balance included collateralized securities received under reverse repurchase agreements on the terms presented below:

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	December 31, 2019
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	12.95%	$20,006	$-	$20,006
Non-US sovereign debt	9.96%	1,336	-	1,336
Corporate debt	10.50%	236	-	236
Total		$21,578	$-	$21,578

	March 31, 2019
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	11.90%	$4,328	$804	$5,132
Corporate debt	14.00%	120	-	120
Non-U.S. sovereign debt	8.25%	2,635	-	2,635
Total		$7,083	$804	$7,887

The securities received by the Company as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Company under reverse repurchase agreements as of December 31, 2019 and March 31, 2019, was $23,600 and $8,472, respectively.

NOTE 4 – RESTRICTED CASH

As of December 31, 2019 and March 31, 2019, the Company’s restricted cash consisted of the cash portion of the funds allocated for deferred distribution payments, cash segregated in a special custody account for the exclusive benefit of our brokerage customers and required reserves with the Central Bank of the Russian Federation which represents cash on hand balance requirements. In June 2019 the Company invested a portion of the deferred distribution payments into certain financial instruments. For additional information regarding that portion of the funds held for deferred distribution payments that have been invested into certain financial instruments, see Note 5 - Trading and Available-For-Sale Securities at Fair Value.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

Restricted cash consisted of:
	December 31, 2019	March 31, 2019

Brokerage customers’ cash	$43,495	$28,931
Guaranty deposits	4,642	732
Deferred distribution payments	1,053	8,534
Reserve with Central Bank of Russia	536	263
Total restricted cash	$49,726	$38,460

NOTE 5 – TRADING AND AVAILABLE-FOR-SALE SECURITIES AT FAIR VALUE

As of December 31, 2019 and March 31, 2019, trading and available-for-sale securities consisted of:

	December 31, 2019	March 31, 2019

Debt securities	$85,233	$62,691
Equity securities	78,912	105,017
Mutual investment funds	-	241
Total trading securities	$164,145	$167,949

Certificates of deposit	$6,018	$-
Mutual investment funds	696	-
Debt securities	455	-
Preferred shares	312	-
Equity securities	2	2
Total available-for-sale securities, at fair value	$7,483	$2

The Company recognized no other-than-temporary impairment in accumulated other comprehensive income.

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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The following tables present trading and available-for-sale securities assets in the condensed consolidated financial statements at fair value on a recurring basis as of December 31, 2019 and March 31, 2019:

		Fair Value Measurements at
		December 31, 2019 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)

Debt securities	$85,233	$85,233	$-	$-
Equity securities	78,912	68,446	-	10,466
Total trading securities	$164,145	$153,679	$-	$10,466

Certificates of deposit	$6,018	$-	$6,018	$-
Mutual investment funds	696	696	-	-
Debt securities	455	-	455	-
Preferred shares	312	-	312	-
Equity securities	2	-	-	2
Total available-for-sale securities, at fair value	$7,483	$696	$6,785	$2

		Fair Value Measurements at March 31, 2019 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)

Equity securities	$105,017	$105,017	$-	$-
Debt securities	62,691	62,187	-	504
Mutual investment funds	241	241	-	-
Total trading securities	$167,949	$167,445	$-	$504

Equity securities	$2	$-	$-	$2
Total available-for-sale securities, at fair value	$2	$-	$-	$2

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

The table below presents the Valuation Techniques and Significant Level 3 Inputs used in the valuation as of December 31, 2019 and March 31, 2019. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of December 31, 2019	FV as of March 31, 2019	Significant Unobservable Inputs	Input

Corporate bonds	DCF	$-	$504	Discount rate	11.3%
Equity security	DCF	10,466	-	Discount rate	9.8%
				Estimated number of years	9 years

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended December 31, 2019:
	Trading securities	Available for sale securities
Balance as of March 31, 2019	$504	$2

Sale of investments that use Level 3 inputs	(497)	-
Purchase of investments that use Level 3 inputs	10,430	-
Foreign currency translation	29	-
Balance as of December 31, 2019	$10,466	$2

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

		December 31, 2019
	Assets measured at amortized cost	Unrealized gain accumulated in other comprehensive income/(loss)	Assets measured at fair value

Certificates of deposit	$6,005	$13	$6,018
Mutual investment funds	691	5	696
Debt securities	455	-	455
Preferred shares	304	8	312
Equity securities	2	-	2
Available-for-sale securities, at fair value	$7,457	$26	$7,483

		March 31, 2019
	Assets measured at amortized cost	Unrealized gain accumulated in other comprehensive income/(loss)	Assets measured at fair value

Equity securities	$1	$1	$2

Available-for-sale securities, at fair value	$1	$1	$2

Of the available-for-sale securities, at fair value, the total amount less the amount of Equity securities, together with the amount identified as “deferred distribution payments” in Note 4 – Restricted Cash is held as a reserve for distribution to shareholders who have not yet claimed their distributions from the 2011 sale of the Company’s oil and gas exploration and production operations. These funds are currently payable, subject to the entitled shareholders completing and submitting to the Company the necessary documentation to claim his, her or its distribution payments. The Company has no control over when, or if, any entitled shareholder will submit the necessary documentation to claim his, her, or its distribution payment.

NOTE 6 – BROKERAGE AND OTHER RECEIVABLES, NET

	December 31, 2019	March 31, 2019

Margin lending receivables	$155,058	$46,716
Receivables from brokerage clients	1,175	824
Receivables from sale of securities	1,037	27,684
Bank commissions receivable	74	-
Receivable for underwriting and market-making services	65	-
Dividends accrued	1	108
Other receivables	47	130

Allowance for receivables	(240)	(1,626)
Total brokerage and other receivables, net	$157,217	$73,836

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

On December 31, 2019 and March 31, 2019, amounts due from a single related party customer were $135,414 and $31,792, respectively or 86% and 43%, respectively of total brokerage and other receivables, net. Based on experience, the Company considers receivables due from related parties as fully collectible. As of December 31, 2019 and March 31, 2019, using historical and statistical data, the Company recorded an allowance for brokerage receivables in the amount of $240 and $1,626, respectively.

NOTE 7 – LOANS ISSUED

Loans issued as of December 31, 2019, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency
Subordinated loan	$5,023	Dec. 2022 - Apr. 2024	4.89%	$-	USD
Uncollateralized non-bank loan	3,101	Sep. 2020	2.00%	-	USD
Subordinated loan	1,568	Sep. 2029	12.00%	-	UAH
Bank customer loans	578	Jul. 2020 - May 2044	13.10%	324	RUB
Uncollateralized non-bank loan	505	Nov. 2020	6.50%	-	RUB
	$10,775			$324

Loans issued as of March 31, 2019, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Collateralized brokerage loans	$1,888	Dec. 2019	4.75%	$4,718	USD
Bank customer loans	637	May 2019 – Jan. 2039	13.34%	-	RUB
	$2,525			$4,718

NOTE 8 – DEFERRED TAX ASSETS

The Company is subject to taxation in the Russian Federation, Kazakhstan, Kyrgyzstan, Cyprus, Ukraine, Uzbekistan, Germany and the United States of America.

The tax rates used for deferred tax assets and liabilities as of December 31, 2019 and March 31, 2019 is 21% for the U.S., 20% for the Russian Federation and Kazakhstan, 31% for Germany, 12.5% for Cyprus, 18% for Ukraine, 12% for Uzbekistan and 10% for Kyrgyzstan.

Deferred tax assets and liabilities of the Company are comprised of the following:

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	December 31, 2019	March 31, 2019

Deferred tax assets:
Tax losses carryforward	$2,246	$2,376
Revaluation on trading securities	-	2,095
Accrued liabilities	75	35
Valuation allowance	(1,538)	(3,241)
Deferred tax assets	$783	$1,265

Deferred tax liabilities:
Revaluation on trading securities	$502	$-

Deferred tax liabilities	$502	$-

Net deferred tax assets	$281	$1,265

During the nine months ended December 31, 2019 and 2018, the Company’s effective tax rate was equal to 17.03% and 19.09%, respectively.

NOTE 9 – SECURITIES SOLD, NOT YET PURCHASED – AT FAIR VALUE

As of December 31, 2019 and March 31, 2019, the Company’s securities sold, not yet purchased – at fair value was $4,385 and $0, respectively.

During the nine months ended December 31, 2019, the Company sold shares received as a pledge under reverse repurchase agreements and recognized relevant financial liabilities at fair value in the amount of $3,073 and closed short positions in the amount of $3,052 by purchasing securities from third parties, reducing its financial liability. During the nine months ended December 31, 2019, the Company recognized a gain on the change in fair value of financial liabilities at fair value in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss) in the amount of $21 with no foreign exchange translation gain/(loss).

During the nine months ended December 31, 2019, the Company sold shares that are not owned by the Company and recognized relevant financial liabilities at fair value in the amount of $3,550. During the nine months ended December 31, 2019, the Company recognized a loss on the change in fair value of financial liabilities at fair value in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss) in the amount of $835 with no foreign exchange translation gain/(loss).

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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 10 – LOANS RECEIVED

Loans received as of December 31, 2019, consisted of the following:

Borrower	Lender	December 31, 2019	March 31, 2019	Interest rate	Term	Maturity date
Freedom Holding Corp.	Non-Bank	$-	$3,917	3%	1-2 years	April, 2019 - December, 2019
Freedom Finance Cyprus Limited	Non-Bank	-	91	1%	2 years	November, 2019
Total		$-	$4,008

Non-bank loans received are unsecured. As of December 31, 2019 and March 31, 2019, accrued interest on the loans totaled $0 and $52, respectively.

NOTE 11 – DEBT SECURITIES ISSUED

	December 31, 2019	March 31, 2019

Debt securities issued denominated in USD	$30,630	$20,265
Debt securities issued denominated in RUB	8,077	7,724
Accrued interest	443	549
Total	$39,150	$28,538

As of December 31, 2019, and March 31, 2019, the Company had debt securities issued in the amount of $39,150 and $28,538 respectively. As of December 31, 2019, the Company’s outstanding debt securities had fixed annual coupon rates ranging from 7% to 12% and maturity dates ranging from June 2020 to December 2022. The Company’s debt securities include bonds of Freedom KZ and RU issued under Kazakhstani and Russian Federation law, which trade on the Kazakhstan Stock Exchange and the Moscow Exchange, respectively. The Company’s debt securities also include $14,500 in the aggregate amount of notes of FRHC issued in December 2019. The FRHC issued notes, denominated in USD, have minimum denominations of $100,000, bear interest at an annual rate of 7% and are due in 2022. The FRHC notes were sold only in Kazakhstan to non-U.S. persons in compliance with Astana International Financial Centre law and trade on the Astana International Exchange.

Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs. Debt securities issued as of December 31, 2019 and March 31, 2019 included $443 and $549 of accrued interest, respectively.

NOTE 12 – CUSTOMER LIABILITIES

The Company recognizes customer liabilities associated with funds held by our brokerage and bank customers. Customer liabilities consist of:

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	December 31, 2019	March 31, 2019

Brokerage customers	$126,974	$47,686
Banking customers	65,780	34,346
Total	$192,754	$82,032

As of December 31, 2019, banking customer liabilities consisted of current accounts and deposits of $42,297 and $23,483, respectively. As of March 31, 2019, banking customer liabilities consisted of current accounts and deposits of $12,383 and $21,963, respectively.

NOTE 13 – TRADE PAYABLES
	December 31, 2019	March 31, 2019

Margin lending payable	$41,823	$29,081
Trade payable for securities purchased	13,499	2,939
Payables to suppliers of goods and services	343	555
Coupons payable	283	-
Other payables	182	120
Total	$56,130	$32,695

On December 31, 2019 and March 31, 2019, trade payables due to a single related party were $3,850 or 7% and $938 or 3%, respectively.

NOTE 14 – SECURITIES REPURCHASE AGREEMENT OBLIGATIONS

As of December 31, 2019 and March 31, 2019, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	December 31, 2019
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Over 90 days	Total
Securities sold under repurchase agreements
Corporate equity	12.30%	$25,271	$-	$-	$25,271
Corporate debt	10.34%	18,298	-	-	18,298
Non-U.S. sovereign debt	9.69%	14,306	-	-	14,306
Total securities sold under repurchase agreements		$57,875	$-	$-	$57,875

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

The fair value of collateral pledged under repurchase agreements as of December 31, 2019 and March 31, 2019, was $72,861 and $105,842, respectively.

Securities pledged as collateral by the Company under repurchase agreements are liquid trading securities with market quotes and significant trading volume.

NOTE 15 – RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2019 and 2018, the Company earned commission income from related parties in the amount of $17,067 and $11,101 respectively. During the nine months ended December 31, 2019 and 2018, the Company earned commission income from related parties in the amount of $60,241 and $26,723, respectively. Commission income earned from related parties is comprised primarily of brokerage commissions, margin fees, and commissions for money transfers by brokerage clients.

During the three months ended December 31, 2019 and 2018, the Company paid commission expense to related parties in the amount of $536 and $0, respectively. During the nine months ended December 31, 2019 and 2018, the Company paid commission expense to related parties in the amount of $2,931 and $0, respectively.

As of December 31, 2019 and March 31, 2019, the Company had cash and cash equivalents held in brokerage accounts of related parties totaling $196 and $8,444, respectively.

As of December 31, 2019 and March 31, 2019, the Company had loans issued to related parties totaling $0 and $1,888, respectively.

As of December 31, 2019 and March 31, 2019, the Company had margin lending receivables with related parties totaling $152,795 and $43,720, respectively.

As of December 31, 2019 and March 31, 2019, the Company had margin lending payables to related parties, totaling $3,850 and $1,090, respectively.

As of December 31, 2019 and March 31, 2019, the Company had loans received from a related party totaling $0 and $3,957, respectively.

As of December 31, 2019 and March 31, 2019, the Company had accounts payable due to a related party totaling $307 and $345, respectively.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

As of December 31, 2019 and March 31, 2019, the Company had consideration due to a related party for the Nettrader acquisition totaling $2,787 and $2,590, respectively.

As of December 31, 2019 and March 31, 2019, the Company had customer liabilities on brokerage accounts and bank accounts of related parties totaling $28,729 and $29,904, respectively and held restricted customer cash on brokerage accounts of related parties totaling $10,823 and $13,999, respectively.

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

NOTE 16 – STOCKHOLDERS’ EQUITY

During the nine months ended December 31, 2019, nonqualified stock options to purchase 230,000 shares were exercised at a strike price of $1.98 per share for total proceeds of $455. No stock options were exercised during the nine months ended December 31, 2018.

During the nine months ended December 31, 2019 and 2018, shareholders made capital contributions of $0 and $245 to FRHC, respectively.

On October 6, 2017, the Company awarded restricted stock grants totalling 3,900,000 shares of its common stock to 16 employees and awarded nonqualified stock options to purchase an aggregate of 360,000 shares of its common stock to two employees. Of the 3,900,000 shares awarded pursuant to the restricted stock grant awards, 1,200,000 shares are subject to two-year vesting conditions and 2,700,000 shares are subject to three-year vesting conditions. All of the nonqualified stock options are subject to three-year vesting conditions. The Company recorded stock-based compensation expense for restricted stock grants and stock options in the amount of $546 and $2,100 during the three and nine months ended December 31, 2019. The Company recorded stock-based compensation expense for restricted stock grants and stock options in the amount of $847 and $2,533 during the three and nine months ended December 31, 2018 respectively.

NOTE 17 – STOCK BASED COMPENSATION

During the nine months ended December 31, 2019, no stock options were granted. Total compensation expense related to options granted was $54 for the three months ended December 31, 2019, and $54 for the three months ended December 31, 2018. Total compensation expense related to options granted was $162 for the nine months ended December 31, 2019, and $162 for the nine months ended December 31, 2018. As of December 31, 2019, there was total remaining compensation expense of $165 related to stock options, which will be recorded over a weighted average period of approximately 0.77 years. During the nine months ended December 31, 2019, options to purchase a total of 230,000 shares were exercised.

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

The following is a summary of stock option activity for the nine months ended December 31, 2019:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, March 31, 2019	350,000	$1.98	8.52	$2,342
Granted	-	-	-	-
Exercised	(230,000)	1.98	-	2,630
Forfeited/cancelled/expired	-	-	-	-
Outstanding, at December 31, 2019	120,000	$1.98	7.77	$1,507
Exercisable, at December 31, 2019	-	$-	-	$-

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

During the three and nine months ended December 31, 2019, no restricted shares were awarded. The compensation expense related to restricted stock grants was $492 during the three months ended December 31, 2019, and $793 during the three months ended December 31, 2018. The compensation expense related to restricted stock grants was $1,938 during the nine months ended December 31, 2019, and $2,731 during the nine months ended December 31, 2018. As of December 31, 2019, there was $1,448 of total unrecognized compensation cost related to non-vested shares of restricted stock granted. The cost is expected to be recognized over a weighted average period of 0.77 years.

The table below summarizes the activity for the Company’s restricted stock outstanding during the nine months ended December 31, 2019:
	Shares	Weighted Average Fair Value
Outstanding, March 31, 2019	2,275,000	$4,777
Granted	-	-
Vested	-	-
Forfeited/cancelled/expired	-	-
Outstanding, at December 31, 2019	2,275,000	$4,777

During the nine months ended December 31, 2019, the Company recorded expenses for share based payments for consulting services in the amount of $836.

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

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of December 31, 2019:

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)

	Classification on Balance Sheet	December 31, 2019
Assets
Operating lease assets	Right-of-use assets	$15,748
Total lease assets		$15,748

Liabilities
Operating lease liability	Operating lease obligations	$17,270
Total lease liability		$17,270

Lease obligations at March 31, 2019, consisted of the following:

Twelve months ending March 31,
2020 – remainder	$1,554
2021	6,828
2022	6,317
2023	4,645
2024	1,102
2025	238
Total payments	20,684
Less: amounts representing interest	(3,414)
Lease obligation, net	$17,270
Weighted average remaining lease term (in months)	31
Weighted average discount rate	12%

Lease commitments for short-term operating lease as of December 31, 2019 are approximately $413. The Company’s rent expense for office space was $688 and $977 for the three and nine months ended December 31, 2019 and $1,474 and $3,692 for the three and nine months ended December 31, 2018, respectively.

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

Special Note About Forward-Looking Information

Certain information included herein and the documents incorporated by reference in this document, if any, contain statements that may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on management’s current expectations, that involve risks and uncertainties that could cause our results to differ materially from our current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “potential,” and similar expressions, including the negatives of these terms. Our actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of factors, including, but not limited to: (i) the ability of our current management to effectively execute our business strategy; (ii) our capability to compete with financial services companies that have greater experience, financial resources and competitive advantages in the markets where we operate; (iii) our CEO and Chairman owns the controlling interest in our common stock and therefore has the ability to direct our business with his reasonable business judgment without approval of other shareholders; (iv) our capacity to comply with the extensive, pervasive and ever evolving legal, regulatory and oversight requirements in a number of jurisdictions, the failure of which could subject us to penalties, regulatory action, and could even prevent us from conducting business in such jurisdictions; (v) volatility in the capital markets, currency fluctuations and general economic conditions; (vi) our ability to attract and retain key management and other properly licensed and experienced personnel to satisfy applicable regulatory standards and operate our business profitably; (vii) our ability to properly manage the market, leverage and customer risks that arise from our proprietary trading; and (viii) such other risks as set forth elsewhere in this report, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Available Information

You may review a copy of this Quarterly Report on Form 10-Q on the Commission’s website, www.sec.gov, that contains reports, proxy and information statements and other information regarding registrants, such as Freedom Holding Corp, that file electronically with the Commission. Copies of our periodic reports, proxy and information statements also are available from our investor relations website, https://ir.freedomholdingcorp.com. We intend to use our investor relations website, https://irfreedomholdingcorp.com, as a means for disclosing material non-public information and for complying with Commission Regulation FD and other disclosure obligations. Information contained in or linked from our websites is not incorporated into and does not constitute a part of this report.

Overview

We own several operating subsidiaries that provide financial services including full-service retail securities brokerage, investment education, securities trading, investment banking and market making activities in Eastern Europe and Central Asia. We are headquartered in Almaty, Kazakhstan, with supporting administrative offices in Russia, Cyprus and the United States.

Our subsidiaries are participants of the Kazakhstan Stock Exchange (KASE), the Astana International Exchange (AIX), the Moscow Stock Exchange (MOEX), the Saint-Petersburg Stock Exchange (SPBX), the Ukrainian Exchange (UX), and the Republican Stock Exchange of Tashkent (UZSE). Our Cyprus office provides our clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S. and European securities markets, which under the regulatory regimes in a number of jurisdictions where we operate do not currently allow investors direct access to international securities markets. In several jurisdictions in which we operate, investors cannot easily access international securities markets.

Our business is directed toward providing an array of financial services to our target retail audience which is upper middle class individuals and businesses seeking access to the largest most liquid financial markets in the world and to diversify their investment portfolios to manage economic risk associated with political, regulatory, currency, banking, and national uncertainties. Clients are provided online tools and retail locations to establish accounts and conduct securities trading on transaction-based pricing. We market to our customer demographic through a number of channels, including telemarketing, training seminars and investment conferences, print and online advertising using social media, our mobile app and search engine optimization activities.

Executive Summary

Customer Base

We serviced more than 133,000 client accounts of which more than 50% carried positive cash or asset account balances as of December 31, 2019. For the three months ended December 31, 2019, we had approximately 37,000 active accounts. Internally, we designate “active accounts” as those in which one transaction occurs per quarter.

During fiscal 2019 we made several strategic acquisitions which enabled us to expand our market reach and provide our clientele the convenience of both a state-of-the-art proprietary electronic trading platform, Tradernet, and 75 retail brokerage and financial services offices located across Kazakhstan (16), Kyrgyzstan (1), Russia (34), Uzbekistan (8), Ukraine (13), Cyprus (1) and Germany (1) that provide an array of financial services, investment consulting and education. In Russia 17 of our brokerage and financial services offices also provide banking services to firm customers. During fiscal 2020 we have been focused on client acquisition through expanded marketing and sales efforts designed to attract new clients, increase account size of existing clients and enhance consumer confidence in the Freedom Finance brand. We have also explored client acquisition through strategic partnering opportunities with large banks and other market participants. Expansion through continued business acquisition will continue to be a part of our overall growth strategy.

Significant Events

Our common stock was uplisted from the OTCQX Best Market and began trading on the Nasdaq Capital Market on October 15, 2019.

On October 22, 2019, we announced that our common stock had also been approved for listing on the Saint-Petersburg Stock Exchange.

In December 2019 we placed $14.5 million of FRHC 7.000% notes due December 2022 with accredited investors in Kazakhstan in accordance with and governed by the laws of the Astana International Financial Centre (“AIFC”). We realized net proceeds of $14.4 million. The notes were issued in denominations of U.S $100,000, with interest payable semi-annually in June and December. The aggregate principal amount of the FRHC notes is U.S.$50 million. The Notes include customary events of default relating to disposition of Company assets outside the ordinary course of business, defaults on Company liabilities and obligations, corporate reorganizations, initiation of bankruptcy proceeding, termination of the AIX listing by the Company, and substitution of the principal debtor without requisite approval. The FRHC notes were not registered under the United States Securities Act of 1933, as amended (the “Securities Act”) and were offered and sold pursuant to and in accordance with the exemption from registration in the United States provided under Regulation S. The FRHC notes were not offered or sold in the United States or to, or for the account or benefit of U.S. persons. The FRHC notes are listed on the Astana International Exchange (“AIX”). Subsequent to the quarter end, in January 2020, we placed an additional $1 million of FRHC notes. The Astana International Exchange Registrar Limited acts as the registrar for the FRHC notes. The Terms and Conditions governing the FRHC notes is attached as Exhibit 4.01 to this quarterly report on Form 10-Q and is incorporated herein by this reference.

In December 2019 we acquired approximately a 13% interest in the Saint-Petersburg Exchange Joint-Stock Company, which owns the Saint-Petersburg Stock Exchange (“SPBX”) for approximately $10.5 million. The SPBX is one of the oldest Russian exchanges. It is the third most active stock exchange in Russia by volume, and the largest Russian exchange outside of Moscow. In November 2014 the SPBX started trading in the securities of certain S&P 500 Index listed companies and enables local private investors access to certain U.S. securities. In June 2019 the SPBX announced that the exchange trades in nearly 1,000 American shares, depository receipts and bonds. We believe our association with the SPBX will allow us to attract more customers interested in investing in the U.S. capital markets.

Financial Results

During the three months ended December 31, 2019, we realized net income of approximately $4 million and basic and diluted earnings per share of $0.07. During the nine months ended December 31, 2019, net income totaled approximately $20.9 million and basic and diluted earnings per share were $0.36. As a result of strengthening of our functional currencies against our reporting currency and the resulting foreign currency translation adjustment, net of tax, we realized a gain on foreign currency translation adjustments of approximately $2.8 million and $1.4 million, respectively, during the three and nine months ended December 31, 2019, resulting in comprehensive income before noncontrolling interests of approximately $6.9 million and $22.3 million, respectively, during the three and nine months ended December 31, 2019.

All dollar amounts reflected under the headings “Results of Operations,” “Liquidity and Capital Resources,” and “Cash Flows” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands of U.S. dollars unless the context indicates otherwise.

Results of Operations

Three months ended December 31, 2019 compared to the three months ended December 31, 2018

The following quarter-to-quarter comparison of our financial results is not necessarily indicative of future results.

	Three Months Ended December 31, 2019		Three Months Ended December 31, 2018
	Amount	%*	Amount	%*
Revenues:
Fee and commission income	$20,583	70%	$12,274	47%
Net gain on trading securities	6,448	22%	11,641	44%
Interest income	3,063	10%	2,976	11%
Net loss on foreign exchange operations	(1,080)	(4%)	(498)	(2%)
Net gain on derivatives	556	2%	-	-
Total revenue, net	29,570	100%	26,393	100%

Expenses:
Interest expense	3,167	11%	3,180	12%
Fee and commission expense	5,525	19%	1,422	5%
Operating expense	16,608	56%	12,117	46%
Provision/(recovery) for impairment losses	152	1%	243	1%
Other expense, net	118	0%	(14)	0%
Total expense	25,570	87%	16,948	64%

Net income before income taxes	4,000	14%	9,445	36%
Income tax benefit/(expense)	50	(0%)	(545)	(2%)
Net income	$4,050	14%	$8,900	34%
Less: Net loss attributable to noncontrolling interest in subsidiary	(991)	(3%)	-	-
Net income attributable to common shareholders	$5,041	17%	$8,900	34%

Other comprehensive income
Change in unrealized gain on available-for-sale, net of tax effect	$(1)	0%	$-	-
Foreign currency translation adjustments, net of tax effect	2,841	10%	(5,596)	(21%)
Comprehensive income before noncontrolling interests	$6,890	23%	$3,304	13%
Less: comprehensive loss attributable to noncontrolling interest in subsidiary	(991)	(3%)	-	-
Comprehensive income attributable to common shareholders	$7,881	27%	$3,304	13%

* Reflects percentage of total revenues, net.

Revenue

We derive revenue primarily from gains realized from fee and commission income earned from our retail brokerage clients, underwriting and market making activities, our proprietary trading activities, and interest income.

	Three Months Ended December 31, 2019		Three Months Ended December 31, 2018		Change
	Amount	%	Amount	%	Amount	%
Fee and commission income	$20,583	70%	$12,274	47%	$8,309	68%
Net gain on trading securities	6,448	22%	11,641	44%	(5,193)	(45%)
Interest income	3,063	10%	2,976	11%	87	3%
Net loss on foreign exchange operations	(1,080)	(4)%	(498)	(2%)	(582)	117%
Net gain on derivatives	556	2%	-	-	556	0%
Total revenue, net	$29,570	100%	$26,393	100%	$3,177	12%

During the three months ended December 31, 2019 and 2018, we realized total net revenue of $29,570 and $26,393, respectively. Revenue during the three months ended December 31, 2019, was significantly higher than the three months ended December 31, 2018, primarily due to increased fee and commission income, increased interest income and increased net gain on derivatives. The gains realized during the three months ended December 31, 2019, were partially offset by a decrease in net gain on trading securities and an increase in net loss on foreign exchange operations.

Fee and commission income. Fee and commission income consisted principally of broker fees from customer trading and related banking services, underwriting and market making services. During the three months ended December 31, 2019 and 2018, fees and commissions generated from brokerage and related banking services were $20,583 and $12,274, respectively an increase of $8,309.

During the three months ended December 31, 2019, fees and commissions from brokerage services increased $7,636 as compared to the three months ended December 31, 2018. During the three months ended December 31, 2019, the number of clients we serviced was higher as a result of our efforts during our 2019 fiscal year to enlarge our branch office network via acquisitions and internal growth, to increase the number of our retail financial advisers, to expand the volume of analysts’ reports available to our customer base and to grow the trading activity of our existing customers. Fees and commissions realized from underwriting and market making services increased by $969 during the three months ended December 31, 2019, due to us engaging in more underwriting and market making activities compared to the three months ended December 31, 2018. The increase in fee and commission income was partially offset by lower banking service fees during the three months ended December 31, 2019 by $296 compared to the three months ended December 31, 2018. Fees for bank services consist primarily of wire transfer fees, commissions for payment processing and commissions for currency exchange operations.

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

During the three months ended December 31, 2019, we recognized a net gain on trading securities of $6,448 which included $11,452 of realized net gain and $5,004 of unrealized net loss compared to a net gain of $11,641 on trading securities for three months ended December 31, 2018, which included $7,523 of realized net gain and $4,118 of unrealized net gain. The primary contributing factors to the decrease in our net gain on trading securities during three months ended December 31, 2019, was the reduction in the size of proprietary trading positions we held during the three months ended December 31, 2019, as compared to the prior period, and the fact that several securities held in our proprietary portfolio experienced decreases in share price during the three months ended December 31, 2019.

Interest income. During the three months ended December 31, 2019 and 2018, we recorded interest income from several sources: interest income on trading securities, interest income on cash and cash equivalents held in financial institutions, interest income on reverse repurchase transactions and amounts due from banks. Interest income on trading securities consists of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading accounts. During the three months ended December 31, 2019, we realized interest income of $3,063 compared to $2,976 for the three months ended December 31, 2018. The increase in interest income of $87 was the result of an increase in interest from reverse repurchase agreements in the amount of $462, which was partially offset by decreased interest income on trading securities in the amount of $257, loans to customers in the amount of $86 and due from banks in the amount of $32.

During the three months ended December 31, 2019, we realized lower interest income from trading securities because we decreased our investments in interest bearing securities as compared to the three months ended December 31, 2018. This decrease was partially offset by increased interest income from reverse repurchase transactions during the three months ended December 31, 2019, because we increased the volume of reverse repurchase transactions as compared to the three months ended December 31, 2018.

Net loss on foreign exchange operations. Net loss on foreign exchange operations resulted from revaluation of assets and liabilities denominated in currencies other than our reporting currency. During the three months ended December 31, 2019, we realized a net loss on foreign exchange operations of $1,080 compared to a net loss of $498 during the three months ended December 31, 2018. In accordance with U.S. GAAP, we are required to revalue assets denominated in foreign currencies into our reporting currency, which is the U.S. dollar.

During the three months ended December 31, 2019, the values of the Kazakhstani tenge and Russian ruble appreciated approximately 2% and 4% against the United States dollar, respectively. As a result of an increase in Kazakhstani tenge denominated financial liabilities, coupled with the aforementioned appreciation in value of the Kazakhstani tenge against the United States dollar, we realized a $393 loss on foreign exchange revaluations. In addition, we realized negative revaluation of Freedom RU’s assets expressed in United States dollars in the amount of $404 as a result of the Russian ruble strengthening against the United States dollar. We also realized a loss on foreign exchange operations of $139 due to a higher volume of cash and non-cash foreign exchange operations executed by the Bank.

Expense

	Three Months Ended December 31, 2019		Three Months Ended December 31, 2018		Change
	Amount	%	Amount	%	Amount	%
Interest expense	$3,167	12%	$3,180	19%	$(13)	0%
Fee and commission expense	5,525	22%	1,422	8%	4,103	289%
Operating expense	16,608	65%	12,117	72%	4,491	37%
Provision/(recovery) for impairment losses	152	1%	243	1%	(91)	(37%)
Other expense/(income), net	118	0%	(14)	0%	132	(943%)
Total expense, net	$25,570	100%	$16,948	100%	$8,622	51%

During the three months ended December 31, 2019 and 2018, we incurred total expenses of $25,570 and $16,948, respectively. Expenses during the three months ended December 31, 2019, increased primarily as a result of our continued efforts to grow our business.

Interest expense. During the three months ended December 31, 2019, we recognized total interest expense of $3,167, compared to $3,180 during the three months ended December 31, 2018. The decrease in interest expense of $13 was primarily attributable to a decrease in interest expense for direct repurchase transactions totaling $481, interest expense for customer deposits received totaling $105, and interest expense for loans received totaling $33. This decrease was partially offset by increased interest expense related to the issuance of debt securities totaling $145. Also, on April 1, 2019, we adopted the new lease standard promulgated by FASB which resulted in our recognition of interest expense in the amount of $461 during the three months ended December 31, 2019, compared to $0 during the three months ended December 31, 2018.

Fee and commission expense. During the three months ended December 31, 2019, we recognized fee and commission expense of $5,525 compared to fee and commission expense of $1,422 during the three months ended December 31, 2018. The increase was associated with higher commission fees paid to the Central Depository, stock exchanges and brokerage fees to our prime brokers totaling $4,009 as well as an increase in bank services commissions of $94. The increases in fee and commission expense were the result of both growth in our client base and increased transaction volume from our existing clients.

            Operating expense. During the three months ended December 31, 2019, operating expenses totaled $16,608 compared to $12,117 during the three months ended December 31, 2018. The increase was primarily attributable to higher general and administrative expenses related to the expansion of our operations and the growth of our branch office network, including a $2,577 increase in payroll expenses, a $1,166 increase in advertising expense, a $468 increase in professional services, a $299 increase in depreciation and amortization and a $249 increase in business travel expenses. During the same period, we realized a $387 decrease in repairs, a $301 decrease in stock compensation expense and a $193 decrease in inventory write-off expense. As a result of adopting the new lease standard, the Company realized a $636 decrease in rent expenses and a $1,171 increase in lease depreciation expenses.

Income tax benefit/(expense)

We recognized net income before income tax of $4,000 and $9,445 during the three months ended December 31, 2019 and 2018, respectively. During the three months ended December 31, 2019, we realized an income tax benefit of $50 compared to income tax expense of $545 during the three months ended December 31, 2018, as a result of revisions of U.S. state taxes of non-U.S. earnings and changes in the composition of the revenues we realized from our operating activities and the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate along with the incremental U.S. tax on Global Intangible Low-taxed Income (“GILTI”).

Comprehensive income/(loss) before noncontrolling interests

The functional currencies of our operating subsidiaries are the Russian ruble, Kazakhstani tenge, European euro, Ukrainian hryvnia and Uzbekistani sum. Our reporting currency is the United States dollar. Pursuant to U.S. GAAP we are required to revalue our assets from our functional currencies to our reporting currency for financial reporting purposes. As a result of strengthening of the Kazakhstani tenge and Russian ruble by approximately 2% and 4%, respectively, against the U.S. dollar we realized a foreign currency translation gain of $2,841 during the three months ended December 31, 2019.  In comparison, as a result of depreciation of the Russian ruble by 6% and the Kazakhstani tenge by 6% against the U.S. dollar during the three months ended December 31, 2018, we realized a foreign currency translation loss of $5,596. During the three months ended December 31, 2019, we realized comprehensive income before noncontrolling interests of $6,890 compared to comprehensive income before noncontrolling interests of $3,304 during the three months ended December 31, 2018.

Results of Operations

Nine months ended December 31, 2019 compared to the nine months ended December 31, 2018

The following period-to-period comparison of our financial results is not necessarily indicative of future results.

	Nine months Ended December 31, 2019		Nine months Ended December 31, 2018
	Amount	%*	Amount	%*
Revenues:
Fee and commission income	$69,538	76%	$31,033	60%
Net gain on trading securities	12,957	14%	12,669	24%
Interest income	8,999	10%	11,823	23%
Net loss on foreign exchange operations	(241)	(1%)	(3,746)	(7%)
Net gain on derivatives	556	1%	-	-
Total revenue, net	91,809	100%	51,779	100%

Expenses:
Interest expense	9,976	11%	11,471	22%
Fee and commission expense	14,068	15%	3,155	6%
Operating expense	43,214	47%	31,272	60%
Provision/(recovery) for impairment losses	(1,316)	(1%)	358	1%
Other expense/(income), net	675	1%	223	0%
Net loss on disposal of subsidiary	-	-	15	0%
Total expense	66,617	73%	46,494	89%

Net income before income taxes	25,192	27%	5,285	10%
Income tax expense	(4,292)	(5%)	(1,009)	(2%)
Net income	$20,900	22%	$4,276	8%

Less: Net loss attributable to noncontrolling interest in subsidiary	(1,120)	(1%)	-	-
Net income attributable to common shareholders	$22,020	24%	$4,276	8%

Other comprehensive income/(loss)
Change in unrealized gain on available-for-sale securities, net of tax effect	$26	0%	$-	-
Reclassification adjustment relating to available-for-sale securities disposed of in the period, net of tax effect	-	-	22	0%
Foreign currency translation adjustments, net of tax	1,408	2%	(17,836)	(34%)
Comprehensive income/(loss) before noncontrolling interests	$22,334	24%	$(13,538)	(26%)
Less: comprehensive loss attributable to noncontrolling interest in subsidiary	(1,120)	(1%)	-	-
Comprehensive income/(loss) attributable to common shareholders	$23,454	26%	$(13,538)	(26%)

* Reflects percentage of total revenues, net.

Revenue

We derive revenue primarily from gains realized from fee and commission income earned from our retail brokerage clients, underwriting and market making activities, our proprietary trading activities, and interest income.

	Nine Months Ended December 31, 2019		Nine Months Ended December 31, 2018		Change
	Amount	%	Amount	%	Amount	%
Fee and commission income	$69,538	76%	$31,033	60%	$38,505	124%
Net gain on trading securities	12,957	14%	12,669	24%	288	2%
Interest income	8,999	10%	11,823	23%	(2,824)	(24%)
Net (loss) on foreign exchange operations	(241)	(1%)	(3,746)	(7%)	3,505	94%
Net gain on derivatives	556	1%	-	-	556	0%
Total revenue, net	$91,809	100%	$51,779	100%	$40,030	77%

During the nine months ended December 31, 2019 and 2018, we realized total net revenue of $91,809 and $51,779, respectively. Revenue during the nine months ended December 31, 2019, was significantly higher than the nine months ended December 31, 2018, primarily due to increased fee and commission income, higher net gain on trading securities, decreased net loss on foreign exchange operations, and increased net gain on derivatives, which were only partially offset by a decrease in interest income.

Fee and commission income. Fee and commission income consisted principally of broker fees from customer trading and related banking services, underwriting and market making services. During the nine months ended December 31, 2019 and 2018, fees and commissions generated from brokerage and related banking services were $69,538 and $31,033, respectively, an increase of $38,505.

During the nine months ended December 31, 2019, fees and commissions from brokerage services increased by $35,688 as compared to the nine months ended December 31, 2018. During the nine months ended December 31, 2019, the number of clients we serviced was higher as a result of our efforts during our 2019 fiscal year to enlarge our branch office network via acquisitions and internal growth, to increase the number of our retail financial advisers, to expand the volume of analysts’ reports available to our customer base and to grow trading activity by our existing customers. Fees and commissions from our related banking services increased during the nine months ended December 31, 2019 by $1,153 compared to the nine months ended December 31, 2018. Fees for bank services consist primarily of wire transfer fees, commissions for payment processing and commissions for currency exchange operations. Fees and commissions realized from underwriting and market making services increased by $1,664 during the nine months ended December 31, 2019, due to our engaging in more underwriting and market making activities compared to the nine months ended December 31, 2018.

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

During the nine months ended December 31, 2019, we recognized a net gain on trading securities of $12,957 which included $18,208 of realized net gain and $5,251 of unrealized net loss compared to a net gain of $12,669 on trading securities for nine months ended December 31, 2018, which included $22,292 of realized net gain and $9,623 of unrealized net loss. The primary contributing factor to our higher net gain on trading securities during the nine months ended December 31, 2019, was increases in the market prices of several securities we held.

Interest income. During the nine months ended December 31, 2019 and 2018, we recorded interest income from several sources: interest income on trading securities, interest income on cash and cash equivalents held in financial institutions, interest income on reverse repurchase transactions and amounts due from banks. Interest income on trading securities consists of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading accounts. During the nine months ended December 31, 2019, we realized interest income of $8,999 compared to $11,823 for the nine months ended December 31, 2018. The decrease in interest income of $2,824 was the result of several factors including, decreased interest income on trading securities in the amount of $1,957 and a $552 decrease in interest income from reverse repurchase transactions, as well as a $268 decrease in interest income from loans to customers and a $47 decrease in interest due from banks.

During the nine months ended December 31, 2019, we realized lower interest income from trading securities because dividend income decreased as compared to the nine months ended December 31, 2018. Interest income from reverse repurchase transactions was lower during the nine months ended December 31, 2019, because we decreased the volume of reverse repurchase transactions as compared to the nine months ended December 31, 2018.

            Net loss on foreign exchange operations. Net losses on foreign exchange operations result from revaluation of assets and liabilities denominated in currencies other than our reporting currency. During the nine months ended December 31, 2019, we realized a net loss on foreign exchange operations of $241 compared to a net loss of $3,746 during the nine months ended December 31, 2018. In accordance with U.S. GAAP, we are required to revalue assets denominated in foreign currencies into our reporting currency, which is the U.S. dollar.

During the nine months ended December 31, 2019, the value of the Kazakhstani tenge depreciated by approximately 1% against the United States dollar, whereas the value of the Russian ruble increased in value against the United States dollar by approximately 4%. As a result of an increase in Kazakhstani tenge denominated financial assets, coupled with the aforementioned reduction in value of the Kazakhstani tenge against the United States dollar, we realized a $151 loss on foreign exchange revaluations. We also realized a loss on revaluation of corporate bonds indexed to United States dollars issued by Freedom KZ in the amount of $93.

Expense

	Nine Months Ended December 31, 2019		Nine Months Ended December 31, 2018		Change
	Amount	%	Amount	%	Amount	%
Interest expense	$9,976	15%	$11,471	25%	$(1,495)	(13%)
Fee and commission expense	14,068	21%	3,155	7%	10,913	346%
Operating expense	43,214	65%	31,272	67%	11,942	38%
Provision/(recovery) for impairment losses	(1,316)	(2)%	358	1%	(1,674)	(468%)
Other expense/(income), net	675	1%	223	0%	452	203%
Net gain/loss on disposal of subsidiary	-	-	15	0%	(15)	(100%)
Total expense, net	$66,617	100%	$46,494	100%	$20,123	43%

During the nine months ended December 31, 2019 and 2018, we incurred total expenses of $66,617 and $46,494, respectively. Expenses during the nine months ended December 31, 2019, increased primarily as a result of our continued efforts to grow our business and were only partially offset by lower interest expense and recovery for impairment losses.

Interest expense. During the nine months ended December 31, 2019, we recognized total interest expense of $9,976, compared to $11,471 during the nine months ended December 31, 2018. The decrease in interest expense of $1,495 was primarily attributable to a lower volume of short-term financing attracted by means of securities repurchase agreements totaling $3,022 and interest expense for loans received totaling $335. This decrease was partially offset by increased interest expense for customer accounts totaling $138 and increased interest expense related to the issuance of debt securities totaling $348. Also, on April 1, 2019, we adopted the new lease standard promulgated by FASB which resulted in our recognition of interest expense in the amount of $1,374 during the nine months ended December 31, 2019, compared to $0 during the nine months ended December 31, 2018.

Fee and commission expense. During the nine months ended December 31, 2019, we recognized fee and commission expense of $14,068 compared to fee and commission expense of $3,155 during the nine months ended December 31, 2018. The increase was associated with higher commission fees paid to the Central Depository, stock exchanges and brokerage fees to our prime brokers of $9,922 as well as an increase in bank services commissions of $991. The increases in fee and commission expense were the result of both growth in our client base and increased transaction volume from our existing clients.

Operating expense. During the nine months ended September 2019, operating expenses totaled $43,124 compared to the operating expenses of $31,272 for the nine months ended September 2018. This increase resulted primarily from an $8,004 increase in payroll and bonus expense, a $2,198 increase in professional services, a $1,002 increase in marketing and advertising expenses, a $709 increase in depreciation and amortization, a $555 increase in business travel expenses, a $275 increase in charity and a $226 increase in communication services, which were partially offset by a $1,170 decrease in repairs, a $432 decrease in stock compensation expense and a $388 decrease in inventory write-off expenses. As a result of adopting the new lease standard, the Company realized a $2,507 decrease in rent expense and a $3,322 increase in lease depreciation expense.

Provision/(recovery)for impairment losses. During the nine months ended December 31, 2019, receivables in the amount of approximately $17,945 were repaid, including $2,263 which management had previously estimated may be uncollectible and for which management had recognized an impairment loss in prior period. This recovery was partially offset by an additional provision for impairment losses in the amount of $928. We anticipate the $2,263 recovery of impairment loss during the nine months ended December 31, 2019, to be a one-time event that will not recur in future periods.

Income tax expense

We recognized net income before income tax of $25,192 during the nine months ended December 31, 2019, and net income before income tax of $5,285 during the nine months ended December 31, 2018. During the nine months ended December 31, 2019, we realized income tax expense of $4,292 compared to $1,009 during the nine months ended December 31, 2018, as a result of changes in the composition of the revenues we realized from our operating activities and the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate along with the incremental U.S. tax on Global Intangible Low-taxed Income (“GILTI”).

Comprehensive income/(loss) before noncontrolling interests

The functional currencies of our operating subsidiaries are the Russian ruble, Kazakhstani tenge, European euro, Ukrainian hryvnia and Uzbekistani sum. Our reporting currency is the United States dollar. Pursuant to U.S. GAAP we are required to revalue our assets from our functional currencies to our reporting currency for financial reporting purposes. As a result of weakening of the Kazakhstani tenge by 1% and Russian ruble strengthening by 4% against the U.S. dollar we realized a foreign currency translation gain of $1,408 during the nine months ended December 31, 2019.  In comparison, as a result of the depreciation of the Russian ruble by 21% and the Kazakhstani tenge by 14% against the U.S. dollar during the nine months ended December 31, 2018 we realized a foreign currency translation loss of $17,836. During the nine months ended December 31, 2019, we realized comprehensive income before noncontrolling interests of $22,334 compared to a comprehensive loss before noncontrolling interests of $13,538 during the nine months ended December 31, 2018.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet our potential cash requirements for general business purposes. Our operations are funded through a combination of existing cash on hand, cash generated from operations, proceeds from the issuance of common stock, proceeds from the sale of bonds of our subsidiaries, our credit facility and other borrowings. Regulatory requirements applicable to our subsidiaries require each of them to maintain minimum capital levels.

As of December 31, 2019, we had cash and cash equivalents of $93,653 compared to cash and cash equivalents of $49,960, as of March 31, 2019. On December 31, 2019, we had total assets of $523,241 and total liabilities of $381,330. By comparison, at March 31, 2019, we had total assets of $350,911 and total liabilities of $233,314. At December 31, 2019, we had net liquid assets of $425,210 consisting of cash and cash equivalents, trading securities, brokerage and net other receivables, other assets, and derivative assets compared to $295,934 at March 31, 2019.

Currency fluctuations during the periods discussed above led to approximately a 4% increase in the value of the Russian ruble against the U.S. dollar, while the Kazakhstani tenge decreased approximately 1% against the U.S. dollar during the period from March 31, 2019 to December 31, 2019. As a result, in accordance with U.S. GAAP, balance sheet items denominated in Russian rubles and Kazakhstani tenge had to be revalued. This caused us to realize a $241 net loss on foreign exchange operations and a foreign currency translation gain of $1,408 during the nine months ended December 31, 2019.

          As of December 31, 2019, the value of the trading securities held in our proprietary trading account totaled $164,145 compared to $167,949 at March 31, 2019. This decrease in trading securities was primarily attributable to decreased market prices of several of the proprietary positions we held. As of December 31, 2019, $72,861, or 44%, of the trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $101,124 or 60% as of March 31, 2019. Of the $93,653 in cash and cash equivalents we held at December 31, 2019, $21,578, or approximately 23%, were subject to reverse repurchase agreements. By comparison, at March 31, 2019, we had cash and cash equivalents of $49,960, of which $7,887, or 16%, were subject to reverse repurchase agreements.

At December 31, 2019 and March 31, 2109, we had outstanding debt securities totaling $39,150 and $28,538 respectively. Our outstanding debt securities at December 31, 2019 and March 31, 2019, included outstanding bonds of our subsidiaries Freedom KZ and Freedom RU. These bonds have fixed annual coupon rates ranging from 8% to 12% and maturity dates ranging from June 2020 to February 2022. In December 2019, we placed $14.5 million of FRHC 7.000% notes due December 2022. The aggregate principal amount of the FRHC notes is U.S.$50 million. We realized net proceeds from the December placement of $14.4 million. Proceeds from the FRHC note placement will be used for restructuring corporate borrowing, general corporate purposes and financing of business development initiatives.

As registered broker-dealers and a bank, our subsidiaries are required to satisfy minimum net capital requirements to maintain licensure to conduct the brokerage and/or banking services we provide. These minimum net capital requirements range from approximately $27 to $19,168 and fluctuate depending on various factors. As of December 31, 2019, we had net assets of $141,911. In the event we fail to maintain minimum net capital, we may be subject to fines and penalties, suspension of operations, revocation of licensure and disqualification of our management from working in the industry.

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

Cash Flows

The following table presents our cash flows for the nine months ended December 31, 2019 and 2018:
	For the nine months ended December 31, 2019	For the nine months ended December 31, 2018

Net cash flows from operating activities	$68,645	$45,879
Net cash flows used in investing activities	(10,595)	(6,048)
Net cash flows used in financing activities	(8,372)	(48,808)
Effect of changes in foreign exchange rates on cash and cash equivalents	5,281	(10,188)

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$54,959	$(19,165)

Net cash from operating activities during the nine months December 31, 2019, was $68,645. By comparison, during the nine months ended December 31, 2018, net cash from operating activities was $45,879. Net cash from operating activities during the nine months ended December 31, 2019, was driven by net income, adjusted for non-cash movements (depreciation and amortization, depreciation of lease asset, non-cash stock compensation expense, unrealized loss on trading securities, unrealized gain on derivative asset, allowance for receivables, net change in accrued interest) and net cash from operating activities primarily from changes in operating assets and liabilities, including a $105,560 increase in customer liabilities resulting from deposits from new customers and increased deposits from existing customers and a $22,069 increase in trade payables for margin. These changes were only partially offset by $80,423 increase in brokerage and other receivable from margin.

During the nine months ended December 31, 2019, net cash used in investing activities was $10,595 compared to $6,048 during the nine months ended December 31, 2018. Cash used in investing activities during the nine months ended December 31, 2019, was used for the purchase of fixed assets, net of sales in the amount of $3,140 and to purchase available-for-sale securities in the amount of $7,455. Cash used in investing activities during the nine months ended December 31, 2018, was primarily used for the acquisition of Asyl Invest in the amount of $2,240 and for the purchase of fixed assets, net of sales, in the amount of $4,043, which was partially offset by cash received from the sale of available-for-sale securities, at fair value of $235.

During the nine months December 31, 2019, net cash used in financing activities was $8,372 compared to $48,808 during the nine months ended December 31, 2018. Net cash used in financing activities during the nine months ended December 31, 2019, consisted principally of securities repurchase agreement obligations in the amount of $15,285 and repayment of loans received in the amount of $4,008. This was offset by proceeds from the issuance debt securities of FRHC and Freedom KZ and the repurchase of Freedom KZ debt securities, resulting in net proceeds of $10,466 and from proceeds from stock option exercises in the amount of $455. By comparison, net cash flows used in financing activities during the nine months ended December 31, 2018, consisted principally of securities repurchase agreement obligations in the amount of $65,238 and repayment of loans received in the amount of $2,528, which was offset by proceeds from the issuance of debt securities of Freedom KZ in the amount of $18,713 and capital contributions to the Company in the amount of $225.

Contractual Obligations and Contingencies

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

Off-Balance Sheet Financing Arrangements

As of December 31, 2019, we had no off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of end of the period covered by this quarterly report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the 2013 framework of the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) our principal executive officer and principal financial officer concluded that as of December 31, 2019, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The securities industry is highly regulated and many aspects of our business involve substantial risk of liability. In recent years, there has been an increasing incidence of litigation involving the financial services industry, including class action suits that generally seek substantial damages, including in some cases punitive damages. Compliance and trading problems that are reported to regulators, exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies, and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic regulatory audits and inspections.

From time to time our subsidiaries are party to various routine legal proceedings, claims, and regulatory inquiries arising out of the ordinary course of their business. Management believes that the results of these routine legal proceedings, claims, and regulatory matters will not have a material adverse effect on our financial condition, or on our operations and cash flows. However, we cannot estimate the legal fees and expenses to be incurred in connection with these routine matters and, therefore, are unable to determine whether future legal fees and expenses will have a material impact on our operations and cash flows. It is our policy to expense legal and other fees as incurred.

Item 1A. Risk Factors

We believe there are no additions to the risk factors disclosed in our annual report on Form 10-K for the year ended March 31, 2019, filed with the Commission on June 14, 2019.

Item 6. Exhibits

Exhibits. The following exhibits are filed or furnished, as applicable, as part of this report:

Exhibit No.*	Description of Exhibit	Location

Item 4	Instruments Defining the Rights of Securities Holders
4.01	Terms and Conditions of FRHC 7.000% Interest Notes due December 2022	Attached
Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
Item 101	Interactive Data File
101
The following Freedom Holding Corp, financial information for the periods ended December 31, 2019, formatted in XBRL (eXtensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements.
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

FREEDOM HOLDING CORP.

Date:	February 10, 2020	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date:	February 10, 2020	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer