Form 10-K
period 2020-03-31
Freedom Holding Corp.
filed 2020-07-14
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

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
☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $184,050,740.

As of July 8, 2020, the registrant had 58,358,212 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended March 31, 2020.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Freedom Holding Corp. (referred to herein as the “Company”, “FRHC”, “we” “our” and “us”) with the Securities and Exchange Commission (the “SEC”) on June 12, 2020, the Company expected that the filing of this Annual Report on Form 10-K for the fiscal year ended March 31, 2020, (“annual report”) originally due on June 14, 2020, would be delayed due to disruptions resulting from the novel coronavirus (“COVID-19”) pandemic. In particular, as a result of the pandemic, each country in which we operate instituted some form of quarantine, stay at home or remote work order, social distancing guidelines, travel and/or other restrictions. This delayed the ability of certain of our subsidiaries to access their books and records and other information necessary to timely complete our financial statements and perform the internal review processes relating to our annual report. Travel restrictions also constrained the ability of our auditors to travel to our offices. This led to delays in timely providing all necessary documentation to our auditors to complete their audit of our financial statements and controls. The COVID-19 related precautionary measures also caused delays in our interactions with our legal advisors and others who assist us in preparing the periodic reports we file with the SEC. As a result, we required additional time to complete our annual report.

The Company is relying upon Release No. 34-88465 issued by the SEC on March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, in filing this annual report after the original due date of June 14, 2020.

FREEDOM HOLDING CORP.

Unless otherwise specifically indicated or as is otherwise contextually required, references herein to the “Company”, “we”, “our” or “us” means Freedom Holding Corp. a Nevada corporation and its consolidated subsidiaries, as well as any predecessor entities. Unless the context indicates otherwise all dollar amounts stated in this Annual Report on Form 10-K (“annual report”) are in thousands of U.S. dollars.

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

PART I

Item 1. Business

OVERVIEW

Freedom Holding Corp. (referred to herein as the “Company”, “FRHC”, “we” “our” and “us”) is a corporation organized in the United States under the laws of the State of Nevada. We own several operating subsidiaries that engage in a broad range of activities in the securities industry, including retail securities brokerage, investment research, investment counseling, securities trading, market making, investment banking and underwriting services in Eastern Europe and Central Asia. Our headquarters is in Almaty, Kazakhstan, with supporting administrative office locations in Russia, Cyprus and the United States.

We own directly, or through subsidiaries, the following companies: LLC Investment Company Freedom Finance (“Freedom RU”) and JSC Investment Company Zerich Capital (“Zerich Capital”), Moscow, Russia-based securities broker-dealer firms; LLC FFIN Bank (“FFIN Bank”), a Moscow, Russia-based bank; JSC Freedom Finance (“Freedom KZ”), an Almaty, Kazakhstan-based securities broker-dealer; Freedom Finance Global PLC (“Freedom Global”), an Astana International Financial Centre-based securities broker-dealer, Freedom Finance Europe Limited (“Freedom CY”), a Limassol, Cyprus-based broker-dealer (formerly known as Freedom Finance Cyprus Limited); LLC Freedom Finance Uzbekistan (“Freedom UZ”), a Tashkent, Uzbekistan-based broker-dealer; Freedom Finance Germany TT GmbH (“Freedom GE”), a Berlin, Germany-based tied agent of Freedom CY; and FFIN Securities, Inc. (“FFIN Securities”), a Nevada corporation. We own a minority interest in LLC Freedom Finance Ukraine (“Freedom UA”), a Kiev, Ukraine-based broker-dealer. The majority interest of Freedom UA is held by Askar Tashtitov, the Company’s president. However, as a result of a series of contractual relationships between the Company and Freedom UA, we account for Freedom UA as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Freedom UA are consolidated into the financial statements of the Company provided with this annual report.

Through our operating companies we are professional participants on the Kazakhstan Stock Exchange (KASE), Astana International Exchange (AIX), Moscow Exchange (MOEX), Saint-Petersburg Exchange (SPBX), the Ukrainian Exchange (UX), and the Republican Stock Exchange of Tashkent (UZSE). In addition to our status as professional participants, we also own minority equity interests in both the UX and the SPBX. Our Cyprus brokerage office serves to provide our clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S. and European securities markets, which under the regulatory regimes of many jurisdictions where we operate provide only limited or no direct investor access to international securities markets.

We operate under various securities licenses in the jurisdictions where we conduct business, plus we have a banking license in Russia that allows us to expand the types of financial services we provide to our Russian clientele. We are not registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) nor as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). We are a member of the Russian National Association of Securities Market Participants (“NAUFOR”), a statutory self-regulatory organization with wide responsibility in regulation, supervision and enforcement of its broker-dealer, investment banking, commercial banking and other member firms in Russia. In Kazakhstan, Freedom KZ is a member of the Association of Financiers of Kazakhstan in Kazakhstan. Freedom UA is a member of the Professional Association of Capital Market participants and Derivatives (PARD) in Ukraine. FFIN Bank is a member of the National Financial Association in Russia.

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

Our common stock is listed for trading on the following exchanges: Nasdaq Capital Market, KASE and SPBX.

RETAIL BROKERAGE SERVICES

We provide a comprehensive array of financial services to our target retail audience which is upper middle-class individuals and businesses seeking to diversify their investment portfolios to manage economic risk associated with political, regulatory, currency, banking, and national uncertainties. Our clients also include other broker-dealers. Clients are provided online tools and retail locations to establish accounts and conduct securities trading on transaction-based pricing. We market to our customer demographic through a number of channels, including telemarketing, training seminars and investment conferences, print and online advertising using social media, mobile app and search engine optimization activities.

We serviced more than 140,000 client accounts of which more than 50% carried positive cash or asset account balances at our fiscal year ended March 31, 2020. During the same period customer accounts increased by approximately 25,000 as we continued to have our customer base grow organically. Internally, we designate “active accounts” as those in which one transaction occurs per quarter. During fiscal 2020 we had approximately 41,500 active accounts.

We have accelerated our growth through nonorganic growth strategies, including several strategic acquisitions which has enabled us to expand our market reach, increase our client base and provide our clientele the convenience of both a state-of-the-art proprietary electronic trading platform, Tradernet, and 79 retail brokerage and financial services offices located across Kazakhstan (16), Kyrgyzstan (1), Russia (39), Uzbekistan (8), Ukraine (13), Cyprus (1) and Germany (1) that provide our full array of financial services, investment consulting and education. In Russia 15 brokerage and financial services offices also provide banking services to firm customers.

Our Tradernet platform provides clients a browser-based desktop application and, in some countries, a supporting mobile app to facilitate trading activity. Tradernet provides clients with trading capabilities and access to the KASE, AIX, Ukrainian Exchange, MOEX, SPBEX, NYSE, NASDAQ, LSE, CME, Hong Kong Stock Exchange and Deutsche Börse. Additionally, Tradernet allows clients to monitor and manage all aspects of their personal accounts and participate in our client social network.

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

In Russia we have augmented our brokerage operations with banking services conducted in rubles and foreign currencies for individuals and legal entities. In accordance with federal law in Russia, the Deposit Insurance Agency of Russia insures 100% of deposits of individuals up to 1.4 million Russian rubles (approximately $18,000 as of March 31, 2020). We generate revenue by providing services that include money transfers, foreign currency exchange, interbank lending, deposits, settlements and escrow services. Currently, we focus our banking services to support our securities brokerage customers. We are an authorized Visa/MasterCard issuer, and a participant in the Mir payment system in Russia. The Mir payment system is a national electronic payment system established by the National Bank of Russia. We also issue multi-currency cards. We provide internet banking and mobile applications for Android/iOS for companies and individuals. In addition, we offer clients several investment and structured banking products (insured deposits with option features and currency risk hedging products as permitted by local laws).

Margin Lending — We extend credit to customers, collateralized by securities and cash in the customer’s account, for a portion of the purchase price, and we receive income from interest charged on such extensions of credit. The customer is charged for such margin financing at interest rates established by us.

Investor Education — We provide a variety of investment education and training courses to clients. We do not engage currently in asset or portfolio management nor do we engage in discretionary trading in our client account investment advisory services. Our clients are provided online access to tools that enable them to manage and monitor their accounts and portfolio performance via the Tradernet platform.

Investment Research — We employ 15 research and securities analysts that conduct equity and debt research covering a number of individual securities worldwide. We provide regular research reports, notes and earnings updates to our clients. The research department supports our clients and sales department with equity and fixed-income research focused on the Kazakhstani, Ukrainian, Russian, European and US markets. Our research reports focus primarily on large, liquid public companies along with other linked commodities and currency markets. Our research reports are based on fundamental valuation and are typically issued on a quarterly-basis or when significant events occur. Our analysts also perform analysis of fixed-income securities and portfolios and provide research and analysis of market forecasts and macroeconomic conditions for certain industries.

CAPITAL MARKETS

Our success and growth in retail securities brokerage has allowed us to extend our activities and participation in the capital markets and issuer funding activities.

Investment Banking

 We have established teams of investment banking professionals in Almaty and Moscow. Our investment banking division provides strategic advisory services and capital markets products. Our investment banking team focuses on certain sectors including consumer and business services, energy, financial institutions and real estate, technology, media and communications. Our investment banking activities are concentrated in Kazakhstan, Russia and Uzbekistan where the governments continue to privatize industries, but commercial banks concentrate their services on large enterprises or state-owned enterprises. In these countries, the commercial lending sources also impose loan structures and debt covenants that exclude many companies. This has created growing interest and demand in our services. To date our activities have included underwriting of debt and equity offerings on “best efforts” and firm underwriting bases.

Equities Capital Markets — We provide capital raising solutions for corporate clients through initial public offerings and follow-on offerings including listing companies on appropriate exchanges. We focus on companies in growth industries and participate as market makers in our underwritten securities offerings after the initial placements of shares.

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

Proprietary Trading and Investment Activities

In the regular course of our business, we take securities positions as a market maker and/or principal to facilitate customer transactions and for investment purposes. In market making activities and when trading for our own account, we expose our own capital to the risk of fluctuations in market value. Investment decisions are determined in accordance with internal policy and recommendations of our internal investment committees. The size of our securities positions vary substantially based upon economic and market conditions, allocations of capital, underwriting commitments and trading volume of an individual issuer’s securities. Also, the aggregate value of inventories of securities which we may carry is limited by the Net Capital Rule as in effect in the jurisdictions where we conduct our business. See “Regulatory Capital Requirements” herein and “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of Part II of this annual report.

Repurchase and Reverse Repurchase Agreements

Additionally, through the use of securities sold under agreements to repurchase and securities purchased under agreements to resell, we act as an intermediary between borrowers and lenders of short-term funds and provide funding for various inventory positions. We also employ repurchase and reverse repurchase agreements in our proprietary trading activities. For additional information regarding our repurchase and reverse repurchase activities see “Securities reverse repurchase and repurchase agreements” in Note 2 – Summary of Significant Accounting Policies and Note 16 – Securities Repurchase Agreement Obligations of our consolidated financial statements. All references to our “consolidated financial statements” are to “Financial Statements and Supplementary Data” in Item 8 of Part II of this annual report.

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

At March 31, 2020, the Company employed 1,493 employees (1,376 full-time and 117 part-time), of whom 643 were retail financial advisers, 467 were operations personnel, 15 were research and securities analysts, 9 were capital markets team, 78 were MIS and IT systems personnel and 281 were administrative personnel.

COMPETITION

We face aggressive competition in each of the markets where we offer our services. We compete with international, regional and local brokerage, banking, and financial services firms that offer an array of financial products and services. The brokerage and financial service firms with which we principally compete for customers include: (i) BrokerCreditService and JSC IC Finam in Russia; (ii) Halyk Finance, BCC Invest and First Heartland Securities in Kazakhstan; (iii) BrokerCreditService and Otkrytie in Cyprus; (iv) Dragan Capital, Univer Capital and Investment Capital Ukraine in Ukraine; and (v) Kapital Depozit, Portfolio Investments and Tat Reestr in Uzbekistan. While there are many large banks in Russia, FFIN Bank has identified its principal banking competitors as Tinkoff, BCS and JSC IC Finam.

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

BUSINESS CONTINUITY PLAN

We identify business continuity as the capability to continue the delivery of services to our clients, employees and various business partners and counterparties at acceptable predefined levels following a disruption that may occur in one or more business activities and/or in one or more operating locations due to local, national, regional or worldwide disasters, including pandemics, such as COVID-19, or due to failure of one or more components of information technology infrastructure, including proprietary or self-developed information system, databases, software and hardware that we operate to provide such service. Since our operations are conducted through our subsidiary companies, our business continuity plans are developed and managed locally by our subsidiaries to cover key business areas, provide contingency plans for IT infrastructure and communication to employees, clients and counterparties.

Our operating subsidiaries in each geographical location rely on local public utilities for electric power with additional electric generator back up (if available). For telephone, internet and data center services besides primary on-site, we engage, where available back up providers. All of these service providers have assured management of our subsidiary companies that they have plans for providing continued service in the case of an unexpected event that might disrupt their services. At the same time, our business continuity plans have little impact if a failure occurs from disruption of third-party service providers that cannot be replaced in a reasonable time by another provider due to uniqueness or special services, such as stock exchanges, depositories, clearing houses, clearing firms or other financial intermediaries used to facilitate our securities transactions. For this purpose, our subsidiaries have established continuous communication with the service providers to ensure timely receipt of data about their planned and actual activities. We are continuing to implement increased uniformity across our subsidiaries to address business operations continuity and expertise by pursuing a standard for business continuity that will conclude ISO 22301 Societal security - Business continuity management systems.

We have employees in a number of cities in Russia, Kazakhstan, Ukraine, Kyrgyzstan, Uzbekistan, Germany and Cyprus, all of whom need to work and communicate as an integrated team. As a result of the COVID-19 pandemic, each country in which we operate instituted some form of quarantine, stay at home or remote work order, social distancing guidelines, travel and/or other restrictions and a significant percentage of our employees have transitioned to being able to work remotely, as needed. Generally, the business continuity plans we had in place and continue to develop have allowed us and our employees to continue to deliver services to our customers, various busines partners and counterparties.

CYBERSECURITY

Cybersecurity continues to be a high priority for us, as it is across the financial services industry. Development of internet, cloud technologies and remote access to services has increased the risk of personal/sensitive/confidential data theft, unauthorized access to systems and databases, and interruption of business services to unprecedented levels. Recent security incidents have demonstrated the problematic element of cybersecurity is the constantly evolving nature of security risks, as new threats appear on a daily basis and bad actors are taking malware to new levels of sophistication and impact. Ransomware, malware, social engineering and phishing are key cybersecurity threats today.

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

We are continuing to implement additional standards that will be based on, but not limited to ISO/IEC 27001 Information security management standards. See Risk Factors – “Interruptions in the proper functioning of our information technology, or “IT” systems, including from cybersecurity threats, could disrupt operations and cause unanticipated increases in costs or decreases in revenues, or both” “Risk Factors” in Item 1A of this annual report.

REGULATORY OVERSIGHT

We operate in a highly regulated industry across several legal jurisdictions. Our securities and banking business activities are subject to extensive regulation and oversight by the stock exchanges, central/national banks, governmental and self-regulatory authorities in the foreign jurisdictions where we conduct business activities, the Markets in Financial Instruments Directive II and Regulation of the European Union, and certain laws and regulations of the United States. We expect that the regulatory environment will continue to raise standards and impose new regulation with which we will be required to comply in a timely manner.

In the foreign jurisdictions where we conduct business we are subject to overlapping schemes of regulation that govern all aspects of our relationship with our customers. These regulations cover a broad range of practices and procedures, including:

●
minimum net capital requirements;
●
the use and safekeeping of customers’ funds and securities;
●
recordkeeping and reporting requirements;
●
client identification, clearance and monitoring to identify and prevent money laundering and funding of terrorism, OFAC sanctions violations and to facilitate FATCA reporting;
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

The regulatory authorities in each jurisdiction where we operate establish minimum net capital requirements we must meet to maintain our licensure to conduct the brokerage and/or banking services we provide. These minimum net capital requirements currently range from approximately $30,000 to $3,900,000 and fluctuate depending on various factors. In the event we fail to maintain minimum net capital, we may be subject to fines and penalties, suspension of operations, and disqualification of our management from working in the industry.

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

Foreign Corrupt Practices Act.  In the U.S., the 1970 Foreign Corrupt Practices Act, or FCPA, broadly prohibits foreign bribery and mandates recordkeeping and accounting practices. The foreign countries where our subsidiaries operate have similar anti-bribery and anti-corruption laws imposed on our subsidiaries. The anti-bribery provisions make it illegal for us, either directly or through any subsidiary that we may acquire, to bribe any foreign official for the purpose of obtaining business. The term “public official” is defined broadly to include persons affiliated with government-sponsored or owned commercial enterprises as well as appointed or elected public officials. The recordkeeping provisions require that we and our subsidiaries make and maintain books that, in reasonable detail, reflect our transactions and dispositions of assets and devise and maintain a system of internal accounting controls that enables us to provide reasonable assurance that transactions are properly recorded in accordance with management’s authorizations, that transactions are recorded as necessary to permit the preparation of financial statements, that access to our funds and other assets is permitted only in accordance with management’s authorizations, and that the recorded accounts for assets are compared periodically with the existing assets to assure conformity.

The FCPA requires that we establish and maintain an effective compliance program to ensure compliance with U.S. law. Failure to comply with the FCPA can result in substantial fines and other sanctions.

Anti-Money Laundering, Anti-Terrorism Funding and Economic Sanctions Laws. The USA Patriot Act, the U.S. Bank Secrecy Act and similar legislation in the jurisdictions where our subsidiaries operate, as well as certain exchanges and self-regulatory organizations impose a variety of rules that require registered broker-dealers to “know their customers” and monitor their customers’ transactions for potentially suspicious activities. Our subsidiaries have implemented policies, procedures and internal controls that are designed to comply with local anti-money laundering and anti-terrorism (“AML”) rules and regulations. Significant criminal and civil penalties, fines and regulatory penalties can be imposed for violations of such AML laws.

The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), in connection with its administration and enforcement of economic and trade sanctions publishes lists of individuals and companies, known as “Specially Designated Nationals,” or SDNs. Assets of SDNs are blocked, and U.S. companies are generally prohibited from dealing with them. OFAC also administers a number of comprehensive sanctions and embargoes that target certain countries, governments and geographic regions. Freedom Holding Corp, is, and in certain instances, its subsidiaries might be prohibited from engaging in transactions involving any individual, entity, country, region or government that is subject to such sanctions.

Foreign Account Tax Compliance Act. The 2010 Foreign Account Tax Compliance Act, or FATCA, was enacted in the United States to target non-compliance by U.S. taxpayers using foreign accounts. FATCA requires foreign financial institutions, such as the Freedom Companies, to report to the United States Internal Revenue Service (“IRS”) information about financial accounts held by U.S. taxpayers, or by foreign entities in which U.S. taxpayers hold a substantial ownership interest.

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

Because of the lack of an agreement between the U.S. and Russia establishing mutually agreed-upon guidelines for data sharing, inconsistencies in the two legal regimes exist, which can place financial institutions in Russia, such as Freedom RU, Zerich Capital and FFIN Bank, in the position of having to decide whether to comply with Russian legislation or with FATCA. For example, under Russian legislation, a financial institution may share foreign taxpayer data only with the consent of the foreign taxpayer, and even when consent is given, Russian regulators may, in certain circumstances, prohibit disclosure. There is no exemption for foreign financial institutions from the FATCA disclosure requirements. Similarly, FATCA generally requires foreign financial institution to withhold 30% of designated payments. However, the Russian legislation does not grant financial institutions the authority to act as a withholding agent for a foreign tax authority. The Russian legislation does allow financial institutions to decline to provide services to foreign taxpayers.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers as of July 8, 2020:

Name	Age	Position
Timur Turlov	32	Chief Executive Officer and Chairman of the Board
Askar Tashtitov	41	President
Evgeniy Ler	37	Chief Financial Officer

Timur Turlov – Mr. Turlov has served as the chief executive officer and chairman of the board since November 2015. He graduated from Russia State Technic University (named after Tsiolkovsky) in 2009 with a Bachelor of Science degree in economics and management. Mr. Turlov has more than 10 years of experience in various areas in the international securities industry. From July 2013 to July 2017, Mr. Turlov served as the Advisor to the Chairman of the Board of Freedom KZ. In that capacity, Mr. Turlov was primarily responsible for strategic management, public and investor relations events, investment strategy, sales strategy, and government relations. In July 2017, Mr. Turlov became Chairman of the Board of Directors of Freedom KZ. He has also served as the General Director of Freedom RU since August 2011. As the General Director, Mr. Turlov is responsible for establishing Freedom RU’s strategic goals, including acquisition and retention of large clients, sales strategy and company development. From May 2012 through January 2013, Mr. Turlov served as the Chairman of the Board of Directors of JSC Nomad Finance where he oversaw business set up and acquisition of large clients. From July 2010 through August 2011, Mr. Turlov was employed as the Vice Director of the International Sales Department of Nettrader LLC. In this capacity, his major responsibilities included consulting to set up access to foreign markets, trading, back office, and internal accounting functions. Mr. Turlov also owns interests in other businesses, including other securities brokerage firms that are not subsidiaries of the Company.

Askar Tashtitov – Mr. Tashtitov has served as president of the Company since June 2018 and leads our investment banking activities. He has served as a director of the Company since May 2008 and was employed with BMB Munai, Inc., the predecessor of the Company, from 2004 through 2015, serving as the president from May 2006 to November 2015. Mr. Tashtitov earned a Bachelor of Arts degree from Yale University majoring in economics and history in 2002.

Evgeniy Ler – Mr. Ler has served as the chief financial officer of the Company since November 2015. Prior to that time, he served as chief financial officer of BMB Munai, Inc., the predecessor of the Company from April 2009 to November 2015. Mr. Ler joined BMB Munai in 2006 and served in several capacities including finance manager and reporting manager before being appointed chief financial officer. From September 2011 to December 2012, Mr. Ler also served as a Deputy Director for Emir Oil, LLP, a wholly owned subsidiary of BMB Munai. In 2003, Mr. Ler was awarded a Bachelor’s degree in financial management from the Kazakh-American University located in Almaty, Kazakhstan.

There are no arrangements or understandings between any of our executive officers and any other person pursuant to which such individual was selected as an executive officer.

AVAILABLE INFORMATION

Our investor relations website is located at https://ir.freedomholdingcorp.com. We intend to use our investor relations website as a means for disclosing material non-public information and for complying with SEC Regulation FD and our other disclosure obligations. We are subject to the reporting requirements of the Exchange Act. Reports filed with or furnished to the SEC pursuant to the Exchange Act, including annual and quarterly reports, are available free of charge, through our website. Our corporate governance policies, code of ethics and Board committee charters are also posted on our investor relations website. The content of our website is not intended to be incorporated by reference into this annual report or in any other report or document that we file. We make them available on our website as soon as reasonably possible after we file them with the SEC. The reports we file with or furnish to the SEC are also available on the SEC’s website (www.sec.gov).

Item 1A. Risk Factors

This annual report contains forward-looking statements and information concerning us, our plans, and other future events. The risks described below are not the only ones we face, and the statements contained elsewhere in this annual report, including our financial statements, should be read together with these risk factors. The occurrence of any of, or a combination of, the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial position, results of operations, liquidity or cash flows. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

The outbreak of the COVID-19 pandemic has impacted and will likely continue to impact the global economy, global financial markets and our business which may have a material adverse effect on our business, financial condition and results of operations.

In March 2020, the World Health Organization recognized the outbreak of a novel strain of coronavirus, COVID-19, as a pandemic. The pandemic has affected every country in which we operate. In response to the pandemic, governments and communities have taken measures to contain the spread of the COVID-19 pandemic, including temporary closures of businesses; social distancing; travel restrictions; “shelter in place” and other governmental regulations; which have caused significant volatility in the financial markets and general economic conditions. These measures have negatively impacted businesses, market participants, financial markets and the global economy and could continue to do so for a prolonged period of time.

In response to local COVID-19 related restrictions, a significant percentage of our employees have transitioned to working remotely. For those functions that cannot be performed remotely, we have implemented a number of measures to maintain the health and safety of our employees and customers, including reducing the hours our bank branch offices are open, meeting with customers only by appointment, limiting customer interaction to functions that cannot be performed remotely, limiting non-essential travel, cancelling in-person work-related meetings, and temperature screening. Widespread illness or long-term continuation of such measures could negatively impact our business.

The COVID-19 measures did not go into effect in most countries where we operate until the latter part of March 2020. As a result, we do not believe they had a significant adverse impact on our financial condition and results of operations during the period ended March 31, 2020. The extent of the impact of COVID-19 on our business, operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, including any secondary outbreaks, and the impact on our customers, employees and the markets in which we operate, all of which is uncertain at this time and cannot be predicted. The extent to which COVID-19 may impact our business, financial condition, liquidity, results of operations, cash flows, strategies and prospects cannot be reasonably estimated at this time.

Our business is affected by general business and economic conditions, which could materially and adversely impact our business, financial position, results of operations or cash flows.

Demand for our products and services is affected by a number of general business and economic conditions. A decline in the Russian, Kazakhstani, Ukrainian, Cypriot, European or United States financial markets or general economies could materially and adversely affect our business, financial position, results of operations or cash flows. Our profit margins, as well as overall demand for our services, could decline as a result of a number of factors beyond our control, including economic recessions, changes in customer preferences, investor and consumer confidence, inflation, availability of credit, fluctuation in interest and currency exchange rates, changes in the fiscal or monetary policies of governments, a widespread pandemic, such as COVID-19, and political circumstances (including wars and terrorist acts) in the regions in which we operate.

We cannot predict the duration of current conditions or the timing or strength of any future activities on economies generally, or the global markets. Weakness in the markets in which we operate could have a material adverse effect on our business, financial condition, results of operations or cash flows. More generally, because our business is correlated to the general economic outlook, a significant deterioration in that outlook or realization of certain events could have a significant negative impact on our businesses and overall results of operations.

We operate in emerging consumer financial services sectors in Eastern Europe and Central Asia, which is a competitive landscape where increased competition from larger service providers with greater resources or superior service offerings could materially and adversely affect our business, financial position, results of operations or cash flows.

We derive our revenues from brokerage, banking and financial services businesses serving customers principally located in Russia, Kazakhstan, Ukraine and Uzbekistan. Investing by retail customers, particularly in U.S. and European securities, is an emerging market in these countries, and we could encounter increased price competition as this industry matures and new online brokerage services become available. We believe we may experience competitive pressures in these and other areas as existing or new competitors seek to obtain market share by competing on the basis of price or service. In addition, our retail brokerage business will likely face pressure from larger competitors, which may be better able to offer a broader range of complementary products and services to retail brokerage clients in order to win their trading business. Our inability to compete effectively with our competitors could materially and adversely affect our business, financial position, results of operations or cash flows.

Failure to meet capital adequacy and liquidity guidelines could affect the financial condition and operations of our subsidiaries.

Our subsidiary companies must meet certain ongoing capital and liquidity standards, which are subject to evolving rules and qualitative judgments by government regulators regarding the adequacy of their capital and internal assessment of their capital needs. These net capital rules may limit the ability of each subsidiary to transfer capital to us. New regulatory capital, liquidity, and stress testing requirements may limit or otherwise restrict how each subsidiary utilizes its capital and may require us to increase our capital and/or liquidity or to limit our growth. Failure by our subsidiaries to meet minimum capital requirements could result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could adversely affect our liquidity, business, financial position, results of operations or cash flows.

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

When we purchase securities on margin, enter into securities repurchase agreements, or trade options or futures, we are subject to the risk that we, or our customers, may default on those obligations when the value of the securities and cash in our own proprietary or in the customers’ accounts falls below the amount of the indebtedness. Abrupt changes in securities valuations and the failure to meet margin calls could result in substantial financial losses.

We have exposure to credit risk associated with our proprietary investments. Our investments are subject to price fluctuations as a result of changes in the Russian, Kazakhstani, European and U.S. financial markets’ assessment of credit quality. Loss in securities value can negatively affect our financial performance and earnings if our management determines that such securities are other-than-temporarily-impaired (OTTI). The evaluation of whether OTTI exists is a matter of judgment, which includes the assessment of several factors. If our management determines that a security is OTTI, the cost basis of the security may be adjusted, and a corresponding loss may be recognized in current earnings. Deterioration in the value of securities held in our proprietary portfolio could result in the recognition of future impairment charges. Even if a security is not considered OTTI, if we were forced to sell the security sooner than intended, we may have to recognize any unrealized losses at that time.

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

We use a significant portion of our capital to engage in a variety of investment activities. We have relied on leveraging to increase the size of our proprietary portfolio. As a result, we might face risks of illiquidity, loss of principal and revaluation of assets. The companies in which we invest may concentrate on markets which are or may be disproportionately impacted by pressures in the sectors on which they focus, and their existing business operations or investment strategies may not perform as projected. As a result, we may suffer losses from our investment activities.

Our proprietary portfolio is leveraged and concentrated in relatively few companies. A consequence of this investment strategy is that our investment returns could be materially and adversely affected if this investment does not perform as anticipated. Moreover, because we rely on leverage in our portfolio, when an investment such as this does not perform within the time horizon we project, we face significant risk of either having to close the position at a time when the market price or liquidity might be unfavorable, or extending financing arrangements beyond the time frame initially anticipated, which can result in paying higher financing costs than projected. If a significant investment such as this fails to perform as anticipated our return on investment, business, liquidity, cash flow, financial condition and results of operations could be materially negatively affected, and the magnitude of the loss could be significant.

Even if we follow our investment policies, we cannot give assurance that the value of the investment will be profitable. For example, an increase in interest rates, a general decline in the stock markets or economic slowdown, delays in timing of anticipated events, an inability to identify and engage suitable counterparties, or other market conditions adverse to companies or investments of the type in which we invest, or other world events, such as wars, natural disasters or the outbreak of a pandemic, could result in a decline in the value of our investments. Additionally, changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, or new laws, rules or regulations could have an adverse impact on the businesses and industries in which we invest.

We are subject to risks associated with our securities lending business.

We engage in securities lending business in which we borrow securities from one party and lend them to another. As a result, market risk in our securities lending business arises when the market value of securities borrowed declines relative to the cash posted as collateral with the lender; and when the market value of securities loaned increases relative to the cash received as collateral from the borrower. Market value fluctuations in our securities lending business are measured daily and any exposure versus cash received or posted is settled daily with counterparties. In addition, credit risk from our securities lending operations arises if a lender or borrower defaults on an outstanding securities loan or borrowing transaction and the cash or securities they are holding is insufficient to cover the amount they owe us for that receivable. Finally, there is systemic risk associated with the concentration of clearing and related functions in covered clearing agencies involved in securities lending activities. The market and credit risks associated with our securities lending business have the potential of adversely impacting our business, financial condition and results of operations.

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

We commit our capital to maintain trading positions in the equity, convertible securities and debt markets. We may enter into large transactions in which we commit our own capital. The number and size of these large transactions may adversely affect our results of operations in a given period. Although we may take measures to manage market risk, such as employing position limits and using quantitative risk measures, we may incur significant losses from our trading activities due to leverage, market fluctuations, currency fluctuations and volatility. To the extent that we own assets, i.e., have long positions, a downturn in the value of those assets or markets could result in losses. Conversely, to the extent we have sold assets we do not own, i.e., have short positions, an upturn in those markets could expose us to potentially large losses as we attempt to cover our short positions by acquiring assets in a rising market.

We may need to raise additional capital, and we cannot be sure that additional financing will be available.

To satisfy or refinance existing obligations, service our debt obligations, support the development of our business or pursue additional growth through acquisition, we depend on our ability to generate cash flow from operations and to borrow funds and issue securities in the capital markets. To the extent we are unable to generate cash flows sufficient to meet our obligations during the COVID-19 pandemic, we may require additional financing for liquidity, capital requirements or growth initiatives. We may not be able to obtain financing on terms and at interest rates that are favorable to us, or at all. An inability by us to obtain financing in the future could materially and adversely affect our plans, business, financial position, results of operations or cash flows.

We are dependent on our executive management team, in particular Timur Turlov. If we are unable to hire, engage and retain skilled personnel, our business, financial position, results of operations or cash flows could be materially and adversely affected.

We depend on the efforts, skills, reputations and business contacts of our executive management team, in particular Timur Turlov, and the management teams of our subsidiaries. We believe our success depends, to a significant extent, upon the experience of these individuals, whose continued service is not guaranteed. If certain individuals leave or are otherwise no longer available to us for any number of reasons, including because of the outbreak of a pandemic such as COVID-19, we may not be able to replace them with comparable capable personnel.

The pool of experienced and qualified employee candidates might be limited in the geographical areas where we conduct business, and competition for skilled employees might be significant. We are dependent, in part, on our continued ability to hire, engage and retain skilled employees. Additionally, we rely upon experienced managerial, marketing and support personnel to effectively manage our business and to successfully promote our range of services. If we do not succeed in engaging and retaining skilled employees and other personnel, or if we experience a potential loss of such personnel, or their productivity significantly declines because of events such as the COVID-19 pandemic, we may be unable to meet our objectives and, as a result, our business, financial position, results of operations or cash flows could be materially and adversely affected.

Interruptions in the proper functioning of our information technology, or “IT” systems, including from cybersecurity threats, could disrupt operations and cause unanticipated increases in costs or decreases in revenues, or both.

Our broker-dealer, financial services and banking businesses are highly dependent on processing, on a daily basis, a large number of communications and increasingly complex transactions across diverse markets, in various languages. The financial, accounting, or other data processing systems we or the firms that clear transactions on behalf of our customers use may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our facilities, as a result of any number of occurrences, including the outbreak of a pandemic such as COVID-19. The inability of these systems to accommodate an increasing volume of transactions could also constrain our ability to expand our business operations. If any of these systems do not operate properly or are disabled, or if there are other shortcomings or failures in our internal processes, personnel, or systems, we could suffer impairment to our liquidity, financial loss, a disruption of business, liability to clients, regulatory intervention, or reputational damage.

We also face the risk of operational failure at the exchanges, depositories, clearing houses, clearing firms and other financial intermediaries we use to facilitate our customer transactions. Any such failure or termination could adversely affect our ability to effect transactions and to manage our exposure to risk.

Our ability to conduct business may also be adversely impacted by a disruption in the infrastructure that supports our business and the communities in which we and third parties with whom we conduct business are located, including disruption involving electrical, communications, transportation, or other services, whether due to fire, natural disaster, a world health crisis, such as COVID-19, power or communications failure, act of terrorism, war, or otherwise. We have employees in a number of cities in Russia, Kazakhstan, Ukraine, Kyrgyzstan, Uzbekistan and Cyprus, all of whom need to work and communicate as an integrated team. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our customers may suffer. While we have contingency plans in place to address such issues, these plans may not always be deployed successfully or be sufficiently adequate to fully offset the impacts of such disruptions. We do not maintain insurance policies to mitigate these risks because it may not be available or may be more expensive than the perceived benefit. Further, any insurance that we may purchase to mitigate certain risks may not cover all losses.

Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Our computer systems, software, and networks may be vulnerable to unauthorized access, computer viruses, spyware or other malicious code, and other events that could have a security impact. The occurrence of one or more of these events could: (a) jeopardize confidential and other information processed by, stored in, and transmitted through our computer systems and networks or the computer systems and networks of our customers or other third parties with whom we conduct business; or (b) otherwise cause interruptions or malfunctions in our operations or the operations of our customers or third parties with whom we conduct business. In addition, new and expanding data privacy laws and regulations are, or soon will be, in effect in many of the jurisdictions where we conduct business. These pose increasingly complex compliance challenges, which may increase compliance costs, and compliance failures could result in significant fines, penalties and liability.

As a result of the COVID-19 pandemic the vast majority of our employees, including those who process our transactions are working remotely. While we have implemented risk management and contingency plans and taken other precautions designed to address cybersecurity, there is no guarantee such measures will adequately protect our business, as remote working environments may be less secure and more susceptible to hacking attacks. Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data (either directly or through our vendors) and other electronic security breaches. Despite our security measures, our IT systems and infrastructure and those of third parties we work with may be vulnerable to such cyber incidents. The result of these incidents could include, but are not limited to, disrupted operations, misstated or misappropriated financial data, theft of our intellectual property or other confidential information (including of our customers, counterparties and employees), liability for stolen assets or information, increased cybersecurity protection costs and reputational damage adversely affecting customer or investor confidence. In addition, if any information about our customers, counterparties or employees, including payment information, were the subject of a successful cybersecurity attack against us, we could be subject to litigation or other claims by the affected parties which could result in monetary damage awards against us. We have incurred costs and may incur significant additional costs in order to implement the security measures we feel are appropriate to protect our IT systems.

We face risks relating to doing business internationally that could materially and adversely affect our business, financial position, results of operations or cash flows.

Our business operates and serves customers in a number of countries, including Russia, Kazakhstan, Ukraine, Uzbekistan, Kyrgyzstan, Germany and Cyprus. There are certain risks inherent in doing business internationally, including:

●
economic volatility and sustained economic downturns;
●
difficulties in enforcing contractual and intellectual property rights;
●
currency exchange rate fluctuations and currency exchange controls;
●
changes in securities brokerage, financial services and banking laws and regulations;
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

Unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters could materially negatively impact our business.

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as COVID-19, or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks, extreme weather events or other natural disasters, could create, and in the case of COVID-19 has created, and may continue to create, economic and financial disruptions, and could lead to, or in the case of COVID-19 has led to, operational difficulties (including quarantine, shelter in place and travel limitations) that could impair, or in the case of COVID-19 have impaired, our ability to operate our business as it is normally operated.

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

We are exposed to foreign currency fluctuations that can impact our financial results.

Because our business is conducted outside the United States, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and can have a material impact on our financial statements. Our functional currency is the United States dollar. The functional currencies of our subsidiary companies include the Russian ruble, European euro, Ukrainian hryvnia, Uzbekistani som and the Kazakhstani tenge. For financial reporting purposes, those currencies are translated into United States dollars as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. As the value of the functional currencies of our subsidiaries weakens against the United States dollar, we may realize losses arising as a result of translating such foreign currencies to U.S. dollars. Conversely, as the value of the United States dollar weakens against the functional currencies of our subsidiaries, we may realize gains arising as a result of currency translation.

We conduct operations in a number of different currencies. This subjects us to currency exchange rate risk. Fluctuations in currency exchange rates have had, and will continue to have, an impact on our results of operations. We cannot assure that such currency exchange rate fluctuations will not adversely impact our operating results, cash flows and financial condition. While we may employ strategies to hedge against currency fluctuations, the use of such strategies can also result in the loss of potential benefits that might result from favorable exchange rate fluctuations.

Interest rate changes could affect our results of operations and financial condition.

Fluctuations in interest rates can impact our earnings. Declines in interest rates can have a detrimental effect on the interest we earn. While we believe we are positioned to benefit from rising interest rates, a rise in interest rates could negatively impact us if market conditions or the competitive environment induces us to raise our interest rates, or replace deposits with higher cost funding sources without offsetting increases in yields on interest-earning assets.

We are dependent upon our relationships with U.S. securities broker-dealer and clearing firms to receive and transmit funds internationally.

Funds invested by our customers in securities of U.S. companies are transmitted to U.S. registered securities broker-dealer and clearing firms. Funds from the sale of securities are transmitted from such U.S. registered securities broker-dealer and clearing firms back to us through international banking electronic transfers, which can experience clerical and administrative mistakes, be subject to technical interruption, be delayed, or otherwise fail to work as planned. We do not have any control over these funds transfers. Failures or substantial delays in funds transfers could impair our customer relationships. Damage to or the loss of our relationships with these U.S. registered securities broker-dealers and clearing firms could also impair our ability to continue to offer such services to our customers which could have a material adverse impact on our business, results of operations and/or financial condition.

We may be unable to identify, acquire, close or integrate acquisition targets successfully.

Acquisitions have been, and will likely continue to be, a significant component of our growth strategy; however, there can be no assurance that we will be able to continue to grow our business through acquisitions as we have done historically or that businesses acquired will perform in accordance with expectations or that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove to be correct. We will continue to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to strengthen our industry position, expand our customer base or enhance our existing service offerings. We cannot assure you that we will identify or successfully complete transactions with suitable acquisition candidates in the future, nor can we assure you that completed acquisitions will be successful. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

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

We have operations in Russia, Kazakhstan, Ukraine, Kyrgyzstan, Uzbekistan, Germany and Cyprus. Enforcement officials interpret anti-corruption laws’ prohibitions on improper payments to government officials to apply to officials like those of the Central Bank of the Russian Federation, the Agency for Regulation and Development of the Financial Market of the Republic of Kazakhstan, the Center for Coordination and Development of Securities Market of the Republic of Uzbekistan, the National Commission for securities markets of Ukraine and the Cyprus Securities and Exchange Commission, the principal regulatory bodies that would control and monitor our operations in Russia, Kazakhstan, Ukraine, Uzbekistan and Cyprus. Our internal policies and those of our subsidiaries provide for compliance with all applicable anti-corruption and anti-criminal laws. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from unauthorized reckless or criminal acts committed by our employees, agents or independent contractors outside the scope of their employment. In the event that we believe or have reason to believe that our employees, agents or independent contractors have or may have violated applicable anti-corruption and anti-criminal laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in severe criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Timur Turlov, our chief executive officer and chairman of our board of directors, beneficially owns 72.7% of our outstanding common stock. Mr. Turlov currently has sole voting control of FRHC and can control the outcome of matters submitted to stockholders for approval, including the election of directors, stock splits, recapitalizations, and any merger, consolidation, or sale of all or substantially all of our assets. In addition, Mr. Turlov has the ability to control our management and affairs as a result of his position as our chief executive officer, chairman of our board of directors and his ability to control the election of our directors. As a board member and officer, Mr. Turlov owes fiduciary duties to our stockholders and must act in good faith and in a manner he reasonably believes to be in the best interest of our stockholders. As a stockholder, however, Mr. Turlov is entitled to vote his shares of common stock according to his personal interests, which may not always be in the interest of our stockholders generally. Mr. Turlov is prohibited from membership of our audit committee under the terms of the audit committee charter adopted by our board of directors.

The price of our common stock has fluctuated historically and may be volatile.

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
●
completions of significant asset acquisitions or dispositions;
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

If, in the future, we decide to issue debt or equity securities that rank senior to our common stock, it is possible that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in FRHC.

Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act and the Dodd-Frank Act, are expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.

We are subject to extensive corporate governance, reporting and accounting disclosure requirements under U.S. securities laws and regulations of the SEC. These laws, as well as the listing standards of the Nasdaq Stock Exchange, impose certain compliance requirements, costs and obligations on listed companies. This requires a significant commitment of resources and management oversight. The expenses associated with being a public company include auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. Failure to comply with Sarbanes-Oxley Act or Dodd-Frank Act could potentially subject us to sanctions or investigations by the SEC or other regulatory, exchange or market authorities.

We do not intend to pay dividends on our common stock for the foreseeable future and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We currently intend to use our future earnings, if any, to repay debt, to fund our growth, to develop our business, for working capital needs and for general corporate purposes. We are not likely to pay dividends on our common stock for the foreseeable future, and the success of an investment in shares of our common stock will depend upon any future appreciation in the value of our common stock. There is no guarantee that shares of our common stock will appreciate in value or even maintain their current value. Payments of dividends, if any, are at the sole discretion of our board of directors after taking into account various factors, including general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. In addition, our operations are conducted almost entirely through our subsidiaries. As such, to the extent that we determine in the future to pay dividends on our common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. Further, Nevada law imposes additional requirements that may restrict our ability to pay dividends to holders of our common stock.

We are deemed to be a “controlled company” within the meaning of the rules of Nasdaq and, as a result, we qualify for exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Timur Turlov controls a majority of the voting power of our outstanding common stock. Accordingly, we qualify as a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power is held by one individual is a “controlled company” and may elect not to comply with certain corporate governance standards, including:

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

We currently utilize exemptions to allow for one non-independent director to sit on each of our nominating and corporate governance committee and our compensation committee. The charters for each of those committees provide for annual performance evaluations. Currently we do have a majority of independent directors on the board of directors. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties that are materially important to our operation. Our principal executive offices are located at “Esentai Tower BC, Floor 7, 77/7 Al Farabi Ave. Almaty, Kazakhstan 050040.

We currently lease office space for 79 retail, executive, administrative and operational facilities in Eastern Europe, Central Asia, Europe and the U.S, including 15 brokerage and financial services offices in Russia that also provide banking services to firm customers. Our total leased square footage is approximately 264,000 square feet for which we incur rent expense of approximately $530,000 per month. For additional information regarding our office lease commitments see Note 26 – Leases.

Item 3. Legal Proceedings

The securities industry is highly regulated, and many aspects of our business involve substantial risk of liability. In recent years, there has been an increasing incidence of litigation involving the brokerage industry, including class action suits that generally seek substantial damages, including in some cases punitive damages. Compliance and trading problems that are reported to federal, state and provincial regulators, exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies, and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic governmental and regulatory audits and inspections.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was approved for listing and commenced trading on the Nasdaq Capital Market on October 15, 2019 under the symbol “FRHC”. Prior to that time, our common stock was quoted on the OTCQX Best Market of the OTC Markets Group, Inc. Over-the-counter quotations on the OTCQX Best Market reflect interdealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The Company’s common stock also trades on the KASE under the symbol “US_FRHC” and on the SPBX under the symbol “FRHC”.

Holders

As of July 8, 2020, we had approximately 552 shareholders of record. The number of record holders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing houses or agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is set forth under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Item 12 of this annual report.

Stock Performance Graph

This information is not required to be provided by smaller reporting companies.

Recent Sales of Unregistered Equity Securities

During the twelve months ended March 31, 2020, we did not sell any unregistered shares of our equity securities.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities of the Company during the fiscal year ended March 31, 2020.

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

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the fiscal years ended March 31, 2020 and 2019.

Overview

We own several operating subsidiaries that conduct full-service retail securities brokerage, investment counseling, securities trading, investment banking and underwriting services in Eastern Europe and Central Asia. We are headquartered in Almaty, Kazakhstan, with supporting administrative offices in Russia, Cyprus and the United States. We have retail brokerage and financial services offices in Kazakhstan, Kyrgyzstan, Russia, Ukraine, Uzbekistan and Germany. A number of our brokerage and financial services offices in Russia also offer banking services to firm customers.

Our companies are professional participants of the KASE, AIX, MOEX, SPBX, UZSE and Ukrainian Exchange. We operate a brokerage office in Cyprus that serves to provide our clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S. and European securities markets, which under the regulatory regimes of many jurisdictions where we operate do not currently allow investors direct access to international securities markets.

We provide a comprehensive array of financial services to our target retail audience which is upper middle-class individuals and businesses seeking to diversify their investment portfolios to manage economic risk associated with political, regulatory, currency, banking, and national uncertainties. Our customers are provided online tools and retail locations to establish accounts and conduct securities trading on transaction-based pricing. We market to our customer demographic through a number of channels, including telemarketing, training seminars and investment conferences, print and online advertising using social media, mobile app and search engine optimization activities.

Significant Events

In December 2019 we acquired approximately a 13% interest in the Saint-Petersburg Exchange Joint-Stock Company, which owns the Saint-Petersburg Stock Exchange (“SPBX”) for approximately $10.5 million. The SPBX is one of the oldest Russian exchanges. It is the second most active stock exchange in Russia by volume. In November 2014 the SPBX started trading in the securities of certain S&P 500 Index listed companies and enables local private investors access to certain U.S. securities. In June 2019 the SPBX announced that the exchange trades in nearly 1,000 American shares, depository receipts and bonds.

In June 2020 we announced we had completed the acquisition of a 20% stake in the Ukrainian Exchange (“UX”). The UX is the leading local securities market for equities and derivatives in Ukraine and is committed to being a technology leader with an order-driven trading market and repo market trading system that results in convenience and cost savings for local securities market investors. We believe our investments in the SPBX and the UX, demonstrate our commitment to the future of local exchanges serving local investors

In July 2020 we announced the acquisition of Zerich Capital following receipt of approval from the Russian Federal Antimonopoly Service. Zerich Capital commenced business in 1995 and is one of the oldest securities brokerage firms in Russia, currently ranking as the 19th largest brokerage house in Russia in terms of clients. We expect integration of Zerich Capital’s current business structure over the next few months should provide many advantages to existing Zerich Capital customers.

Impact of COVID-19

Because measures designed to curb the spread of COVID-19 did not go into effect in most countries where we operate until the latter part of March 2020, generally we do not believe they had a significant adverse impact on our financial condition and results of operations during the period ended March 31, 2020. The extent of the impact of COVID-19 on our business, operational and financial performance over the longer terms will depend on certain developments, including the duration and spread of the outbreak, including any secondary outbreaks, and the impact on our customers, employees and the markets in which we operate, all of which is uncertain at this time and cannot be predicted. At this time, the extent to which COVID-19 may impact our business, financial condition, liquidity, results of operations or cash flows cannot be reasonably estimated.

Financing Activities

During the quarter ended March 31, 2020, we placed an additional $6 million of FRHC 7.000% notes due December 2022 (the “FRHC Notes”) with accredited investors in Kazakhstan in accordance with and governed by the laws of the Astana International Financial Centre (“AIFC”). The FRHC Notes are listed on the AIX. Through March 31, 2020, we placed an aggregate of $20.5 million FRHC Notes. The FRHC Notes were issued in denominations of U.S $100,000, with interest payable semi-annually in June and December and include customary events of default relating to disposition of Company assets outside the ordinary course of business, defaults on Company liabilities and obligations, corporate reorganizations, initiation of bankruptcy proceeding, termination of the AIX listing by the Company, and substitution of the principal debtor without requisite approval. The FRHC Notes were not registered under the United States Securities Act of 1933, as amended (the “Securities Act”) and were offered and sold pursuant to and in accordance with the exemption from registration in the United States provided under Regulation S. The FRHC Notes were not offered or sold in the United States or to, or for the account or benefit of U.S. persons.

During the quarter ended March 31, 2020, we placed approximately $30 million of Freedom RU US dollar denominated 6.5% bonds (the “Freedom RU USD Bonds”). The Freedom RU USD Bonds have a term of three years, with a quarterly coupon payment. The Freedom RU USD Bonds were issued in denominations of U.S. $1,000, with a minimum purchase requirement of 1.4 million Russian rubles. Freedom RU is authorized to place up to a maximum of 40,000 of these Freedom RU USD Bonds. The Freedom RU USD Bonds are listed on the MOEX and are governed by the “Exchange Bond Terms and Conditions in the Framework of the Exchange Bonds Program”, a copy of which is attached to this annual report on Form 10-K as Exhibit 4.03 and incorporated herein by this reference.

During fiscal 2020, we placed an aggregate total of approximately $63.0 million of our own debt securities, including the FRHC Notes and the Freedom RU USD Bonds discussed above. At March 31, 2020, we had approximately $72.3 million in debt securities outstanding (including accrued interest), with fixed annual coupon rates ranging from 6.5% to 12% and maturity dates ranging from June 2020 to January 2023. The Company’s debt securities include bonds of Freedom KZ, Freedom RU and notes of FRHC issued under Kazakhstani and Russian Federation law, which trade on the KASE, MOEX and AIX, respectively. Approximately 90% of our outstanding debt securities are denominated in U.S. dollars.

Financial Results

During the year ended March 31, 2020, we realized total net revenue of approximately $122 million, net income of approximately $22.1 million and basic and diluted earnings per share of approximately $0.38, respectively, compared to total net revenue of approximately $74.3 million, net income of approximately $7.1 million and basic and diluted earnings per share of approximately $0.12, respectively, during the year ended March 31, 2019.

All dollar amounts reflected under the headings “Results of Operations,” “Liquidity and Capital Resources,” and “Cash Flows” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands of U.S. dollars unless the context indicates otherwise.

Results of Operations

The following year to year comparison of our financial results is not necessarily indicative of future results.

	Year Ended March 31, 2020		Year Ended March 31, 2019
	Amount	%*	Amount	%*
Revenue:
Fee and commission income	$92,668	76%	$44,316	60%
Net gain on trading securities	14,923	12%	20,162	27%
Interest income	12,134	10%	13,925	19%
Net loss on derivatives	(138)	0%	-	0%
Net gain /(loss) on foreign exchange operations	2,315	2%	(4,118)	(6%)
Total revenue, net	121,902	100%	74,285	100%

Expense:
Interest expense	12,399	10%	14,649	20%
Fee and commission expense	21,936	18%	6,238	8%
Operating expense	59,990	49%	43,134	58%
Provision for impairment (recoveries)/losses	(1,164)	(1%)	1,498	2%
Other expense, net	609	0%	236	0%
Loss from disposal of subsidiary	-	-	15	0%
Total expense	93,770	77%	65,770	89%

Net income before income tax	28,132	23%	8,515	11%
Income tax expense	(6,002)	(5%)	(1,368)	(2%)
Net income	$22,130	18%	7,147	9%

Less: Net loss attributable to noncontrolling interest in subsidiary	(2,707)	(2%)	-	-
Net income attributable to common shareholders	$24,837	20%	7,147	9%

Other comprehensive income/loss
Changes in unrealized gain on investments available-for-sale, net of tax effect	$(71)	0%	-	0%
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	-	0%	22	0%
Foreign currency translation adjustments, net of tax	(14,851)	(12%)	(15,517)	(21%)
Comprehensive income/(loss) before noncontrolling interests	7,208	6%	(8,348)	(11%)
Less: comprehensive loss attributable to noncontrolling interest in subsidiary	(2,707)	(2%)	-	0%
Comprehensive income/(loss) attributable to common shareholders	$9,915	8%	$(8,348)	(11%)

* Reflects percentage of total revenues, net.

Revenue

We derive revenue primarily from fee and commission income earned from our retail brokerage clients, fees and commission from investment banking services, our proprietary trading activities and interest income.

	Year Ended March 31, 2020		Year Ended March 31, 2019		Change
	Amount	%	Amount	%	Amount	%
Fee and commission income	$92,668	76%	$44,316	60%	$48,352	109%
Net gain on trading securities	14,923	12%	20,162	27%	(5,239)	(26%)
Interest income	12,134	10%	13,925	19%	(1,791)	(13%)
Net loss on derivatives	(138)	0%	-	0%	(138)	(100%)
Net gain /(loss) on foreign exchange operations	2,315	2%	(4,118)	(6%)	6,433	(156%)
Total revenue, net	$121,902	100%	$74,285	100%	$47,617	64%

During the years ended March 31, 2020 and 2019, we realized total net revenue of $121,902 and $74,285, respectively. Revenue during the year ended March 31, 2020, was significantly higher than during the year ended March 31, 2019 primarily due to realizing higher fee and commission revenues and realizing a net gain on foreign exchange operations during the year ended March 31, 2020. The gains realized during the year ended March 31, 2020, were partially offset by decreases in net gain on trading securities and interest income and a net loss on derivatives.

Fee and commission income. Fees and commissions for brokerage services consisted principally of broker fees from customer trading and related banking services, underwriting and market making services. During the years ended March 31, 2020 and 2019, fees and commissions generated from brokerage and related banking services were $92,668 and $44,316, respectively, an increase of $48,352.

During the year ended March 31, 2020, fees and commissions from brokerage services increased $45,747 as compared to the year ended March 31, 2019. During the year ended March 31, 2020, the number of clients we serviced was higher as a result of continued efforts to grow our customer base, increase the number of retail financial advisers, expand the volume of analysts’ reports available to our customer base and grow trading activity among existing customers. Fees and commissions from related banking services increased during the year ended March 31, 2020 by $1,106 compared to the year ended March 31, 2019. Fees for bank services consist primarily of wire transfer fees, commissions for payment processing and commissions for currency exchange operations. Fees and commissions realized from underwriting and market making services increased by $1,499 during the year ended March 31, 2020, due to our engaging in more underwriting and market making activities compared to the year ended March 31, 2019.

Net gain on trading securities. Net gain on trading securities reflects the gains and losses from trading activities in our proprietary trading accounts. Net gains or losses are comprised of realized and unrealized gains and losses. Gains or losses are realized when we close a position in a security and realize a gain or a loss on that position. U.S. GAAP requires that we reflect in our financial statements unrealized gains and losses on all our securities trading positions that remain open as of the end of each period. Fluctuations in unrealized gains or losses from one period to another may result from factors within our control, such as when we elect to close an open securities position, which would have the effect of reducing our open positions and, thereby potentially reducing or increasing the amount of unrealized gains or losses in a period. Fluctuations in unrealized gains and losses from period to period may also occur as a result of factors beyond our control, such as fluctuations in the market prices of the open securities positions we hold. This may adversely affect the ultimate value we realize from these investments. Unrealized gains or losses in a particular period may or may not be indicative of the gain or loss we will realize on a securities position when the position is closed. As a result, we may realize significant swings in gains and losses realized on our trading securities year-over-year and quarter-over-quarter. You should not assume that a gain or loss in any particular period. is indicative of a trend or of the gain or loss we may ultimately realize when we close a position.

During the year ended March 31, 2020, we recognized a net gain on trading securities of $14,923, which included $22,770 of realized net gain and $7,847 of unrealized net loss compared to a net gain of $20,162 on trading securities for the year ended March 31, 2019, which included $25,535 of realized net gain and $5,373 of unrealized net loss. The primary contributing factors to the reduction of net gain on trading securities during the year ended March 31, 2020, was the fact that we reallocated a portion of our proprietary trading portfolio from equity instruments to fixed income instruments during the year ended March 31, 2020, as compared to the prior year, as disclosed in Note 5 - Trading and Available-for-sale securities at Fair Value, within the notes to the audited consolidated financial statements that accompany this report, coupled with the a decrease in the amount of our proprietary trading portfolio based on revaluation of securities denominated in Russian rubles and Kazakhstani tenge held in the portfolio during the year ended March 31, 2020 compared to the prior year. We intend to continue reallocating some of our proprietary trading portfolio to fixed income instruments, unless changes in market, economic or our financial condition dictate otherwise.

Interest income. During the years ended March 31, 2020 and 2019, we recorded interest income from several sources: interest income on trading securities, interest income on cash and cash equivalents held in financial institutions, interest income on reverse repurchase transactions and amounts due from banks. Interest income on trading securities consists of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading accounts. During the year ended March 31, 2020, we realized interest income of $12,134 compared to $13,925 for the year ended March 31, 2019. The decrease in interest income of $1,791 was the result of a decrease in interest from trading securities in the amount of $1,395, reverse repurchase agreements in the amount of $693 and decreased interest income on due from banks in the amount of $10, which was partially offset by increased interest income on loans to customers in the amount of $307.

During the year ended March 31, 2020, we realized lower interest income from trading securities because the composition of our proprietary trading portfolio was not as heavily invested in equity securities. As a result, dividend income decreased as compared to the year ended March 31, 2019. Interest income from reverse repurchase transactions was also lower during the year ended March 31, 2020, because we decreased the volume of reverse repurchase transactions as compared to the year ended March 31, 2019.

Net gain/(loss) on foreign exchange operations. Net gain /(loss) on foreign exchange operations resulted from revaluation of assets and liabilities denominated in currencies other than the reporting currency. During the year ended March 31, 2020, we realized a net gain on foreign exchange operations of $2,315 compared to a $4,118 net loss on foreign exchange operations during the year ended March 31, 2019. In accordance with U.S. GAAP, we are required to revalue assets denominated in foreign currencies into our reporting currency, which is the U.S. dollar.

During the year ended March 31, 2020, the value of the Kazakhstani tenge depreciated by 18% against the United States dollar and the Russian ruble depreciated at value against the United States dollar by 20%. As a result of an increase of Russian ruble denominated financial liabilities, coupled with the aforementioned depreciation in the value of the Russian ruble against the United States dollar, we realized a $422 gain on foreign exchange revaluations. In addition, Freedom KZ realized positive revaluation of USD denominated trading securities in the amount of $3,283 during the year ended March 31, 2020, as a result of above-mentioned decrease in value of the Kazakhstani tenge against the United States dollar. We also realized a net gain on foreign exchange operations of $1,070 due to a higher volume of cash and non-cash foreign exchange operations executed by the Bank, as a result of reduction in value of the Russian ruble against the United Stated dollar. These gains were partially offset by a loss on revaluation of corporate bonds indexed to United States dollars issued by Freedom KZ in the amount of $2,745 due to depreciation of Kazakhstani tenge against United States dollar.

Expense

	Year Ended March 31, 2020		Year Ended March 31, 2019		Change
	Amount	%	Amount	%	Amount	%
Interest expense	$12,399	13%	$14,649	22%	$(2,250)	(15%)
Fee and commission expense	21,936	23%	6,238	10%	15,698	252%
Operating expense	59,990	64%	43,134	66%	16,856	39%
Provision for impairment (recoveries)/losses	(1,164)	(1%)	1,498	2%	(2,662)	(178%)
Other expense, net	609	1%	236	0%	373	158%
Loss from disposal of subsidiary	-	0%	15	0%	(15)	0%
Total expense	$93,770	100%	$65,770	100%	$28,000	43%

During the years ended March 31, 2020 and 2019, we incurred total expenses of $93,770 and $65,770, respectively. Expenses during the year ended March 31, 2020, increased primarily as a result of our continued efforts to grow our business.

Interest expense. During the year ended March 31, 2020, we recognized total interest expense of $12,399 compared to $14,649 during the year ended March 31, 2019. The decrease in interest expense of $2,250 was primarily attributable to a lower volume of short-term financing attracted by means of securities repurchase agreements totaling $3,969. This decrease was partially offset by increased interest expense for customer accounts totaling $292, interest expense for loans received totaling $114 and increased interest expense related to the issuance of debt securities totaling $1,313.

Fee and commission expense. During the year ended March 31, 2020, we recognized fee and commission expense of $21,936, compared to fee and commission expense of $6,238 during the year ended March 31, 2019. The increase was associated with higher commission fees paid to the Central Depository, stock exchanges and brokerage fees to our prime brokers of $15,318 as well as an increase in bank services commissions of $380. The increases in fee and commission expense were the result of both growth in our client base and increased transaction volume from our existing clients.

Operating expense. During the year ended March 31, 2020, operating expenses totaled $59,990, compared to $43,134 during the year ended March 31, 2019. The increase is primarily attributable to higher general and administrative expenses related to the expansion of our operations. The increase in operating expenses during the year ended March 31, 2020, included an increase of $11,081 in payroll and bonuses, a $2,120 increase in professional expenses, a $1,135 increase in advertising expenses, a $676 increase in representative expenses, a $624 increase in depreciation and amortization, a $623 increase in business trip expenses, a $254 increase in utilities, charity and other expenses. During the year ended March 31, 2020, we realized decreases in stock compensation expenses of $873, repairs of $773, and in expenses for office supplies, consumables, goods, and materials used to furnish new branch offices by $637. As a result of adopting the new lease standard, the Company realized a $3,672 decrease in rent expense and a $6,298 increase in lease cost expenses, lease cost expenses which also, increased due to higher number of offices during the year.

Provision for impairment losses

During the year ended March 31, 2020, receivables in the amount of approximately $27,000 were repaid, including $1,392 which management had previously estimated may be uncollectible and for which management had recognized an impairment loss in prior period of year ended March 31, 2019. This recovery was partially offset by an additional provision for impairment losses in the amount of $228. We anticipate the $1,392 recovery of impairment loss during the year ended March 31, 2020, to be a one-time event that will not recur in future periods.

Income tax expense

We recognized net income before income tax of $28,132 during the year ended March 31, 2020, and $8,515 during the year ended March 31, 2019. During the year ended March 31, 2019, we realized income tax expense of $6,002, compared to an income tax expense of $1,368 during the year ended March 31, 2019. The change of the effective tax rates from 16% during the year ended March 31, 2019 to 21% during the year ended March 31, 2020, was the result of changes in the composition of the revenues we realized from our operating activities and the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate along with the incremental U.S. tax on GILTI.

Comprehensive income

The functional currencies of our operating subsidiaries are the Russian ruble, Kazakhstani tenge, European euro, Ukrainian hryvnia and Uzbekistani som. Our reporting currency is the United States dollar. Pursuant to U.S. GAAP we are required to revalue our assets from our functional currencies to our reporting currency for financial reporting purposes. Due to the depreciation of the Russian ruble by 20% and the Kazakhstani tenge by 18% against the United States dollar during the periods covered in this annual report, we realized a foreign currency translation loss of $14,851 during the year ended March 31, 2020, compared to a foreign currency translation loss of $15,517 during the year ended March 31, 2019.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet our potential cash requirements for general business purposes. Our operations are funded through a combination of existing cash on hand, cash generated from operations, proceeds from the issuance of common stock, proceeds from the sale of bonds and other borrowings. Regulatory requirements applicable to our subsidiaries require them to maintain minimum capital levels.

As of March 31, 2020, we had cash and cash equivalents of $63,208 compared to cash and cash equivalents of $49,960, as of March 31, 2019. At March 31, 2020, we had total assets of $453,523 and total liabilities of $324,486. By comparison, at March 31, 2019, we had total assets of $350,911 and total liabilities of $233,314. At March 31, 2020, we had net liquid assets of $342,501, consisting of cash and cash equivalents, trading securities, brokerage and other receivables and other assets compared to $295,936 at March 31, 2019. As discussed above, during the fiscal year ended March 31, 2020, we realized total revenue net of $121,902 and net income of $22,130 compared to total revenue net of $74,285 and net income of $7,147 during the fiscal year ended March 31, 2019.

Currency fluctuations during the periods discussed above led to approximately a 20% decrease in the value of the Russian ruble against the U.S. dollar, while the Kazakhstani tenge decreased approximately 18% against the U.S. dollar during the period from March 31, 2019 to March 31, 2020. As a result, in accordance with U.S. GAAP, balance sheet items denominated in Russian rubles and Kazakhstani tenge had to be revalued. This caused us to realize a $2,315 gain on foreign exchange operations and a foreign currency translation loss of $14,851 during the year ended March 31, 2020.

As of March 31, 2020, the value of the trading securities held in our proprietary trading account totaled $156,544 compared to $167,949 at March 31, 2019. This decrease in trading securities was primarily attributable to the effect of depreciation of the Kazakhstani tenge and Russian ruble against the U.S. dollar on the Kazakhstani tenge and Russian ruble denominated securities held in our portfolio. During the year ended March 31, 2020, we also reallocated a portion of our proprietary trading portfolio from equity instruments to fixed income instruments, as compared to the prior year.

As of March 31, 2020, $54,222, or 35%, of the trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $101,124 or 60% as of March 31, 2019. Of the $63,208 in cash and cash equivalents we held at March 31, 2020, $9,645, or approximately 15%, were subject to reverse repurchase agreements. By comparison, at March 31, 2019, we had cash and cash equivalents of $49,960, of which $7,887, or 16%, were subject to reverse repurchase agreements.

Our obligations under securities repurchase agreements denominated in Kazakhstani tenge, which bore interest at an average rate of 12%, decreased by $25,417 from March 31, 2019 to March 31, 2020. During the same period, we issued $62,970 worth of FRHC notes and Freedom KZ and Freedom RU bonds denominated in United States dollars and repurchased or redeemed $16,730 worth of Freedom KZ bonds. The bonds denominated in United States dollars have a coupon rate from 6.5% to 8%.

As of March 31, 2020 and March 31, 2019, we had outstanding debt securities totaling $72,296 and $28,538 respectively. Our outstanding debt securities at March 31, 2020 and March 31, 2019, included outstanding bonds of our subsidiaries Freedom KZ and Freedom RU. These bonds have fixed annual coupon rates ranging from 6.5% to 12% and maturity dates ranging from June 2020 to January 2023. From December 2019 through March 31, 2020 we placed approximately $20.5 million of FRHC 7.000% notes due December 2022 and during the quarter ended March 31, 2020, we placed approximately $30 million of the 6.5% Freedom RU USD Bonds. Proceeds from these debt placements have been and will be used for restructuring corporate borrowing, general corporate purposes, potential acquisitions and financing of business development initiatives. While we believe we can realize higher rates of return than we are obligated to pay our bond and note holders, there is no guarantee that will be the case or that our projections of market conditions will be prove to be accurate. If we are unable to realize the rates of returns we project, our liquidity and results of operations could be negatively impacted.

As registered broker-dealers and a bank, our subsidiaries are required to satisfy minimum net capital requirements to maintain licensure to conduct the brokerage and/or banking services we provide. These minimum net capital requirements range from approximately $30 to $3,900 and fluctuate depending on various factors. As of March 31, 2020, we had net assets of $129,037. In the event we fail to maintain minimum net capital, we may be subject to fines and penalties, suspension of operations, revocation of licensure and disqualification of our management from working in the industry.

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

Cash Flows

The following table presents our cash flows for the years ended March 31, 2020 and 2019:

	Year ended March 31, 2020	Year ended March 31, 2019

Net cash flows from operating activities	$44,271	$58,475
Net cash flows used in investing activities	(10,854)	(6,732)
Net cash flows from/(used in) financing activities	33,109	(42,323)
Effect of changes in foreign exchange rates on cash	(25,141)	(8,693)

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$41,385	$727

Net cash from operating activities during the year ended March 31, 2020, was $44,271. By comparison, during the year ended March 31, 2019, net cash from operating activities was $58,475. Net cash from operating activities during the year ended March 31, 2020, was driven by net income adjusted for non-cash movements (depreciation and amortization, non-cash stock compensation expense, unrealized loss/(gain) on trading securities, allowance for receivables, net change in accrued interest, change in deferred taxes and loss on sale of fixed assets) and net cash from operating activities primarily from changes in operating assets and liabilities, including a $47,089 increase in brokerage and other receivables due to significantly higher amounts of margin receivables entered into with customers as of the reporting date compared to March 31, 2019, a $115,844 increase in customer liabilities resulting from our increased client base and operations, an $22,870 increase in trading securities primarily due to purchase of securities, and a $23,933 decrease in trade payables for margin, which principally resulted from repayments made during trading activities.

During the year ended March 31, 2020, net cash used in investing activities was $10,854 compared to net cash from investing activities of $6,732 during the year ended March 31, 2019. Cash used in investing activities during the year ended March 31, 2020, was primarily used for the purchases of fixed assets, net of sales, of $4,346, and for the purchase of available-for-sale securities, at fair value of $6,508. Cash used in investing activities during the year ended March 31, 2019, was primarily used for the acquisition of Asyl in the amount of $2,240 and for the purchases of fixed assets, net of sales, of $4,723 which was partially offset by cash received from the sale of available-for-sale securities, at fair value of $231.

During the year ended March 31, 2020, net cash from financing activities was $33,109 compared to net cash used in financing activities of $42,323 during the year ended March 31, 2019. Net cash from financing activities during the year ended March 31, 2020, consisted principally of repurchase of securities repurchase agreement obligations in the amount of $16,730, repayments of loans in the amount of $4,008, proceeds from the issuance of debt securities of Freedom KZ, Freedom RU and the FRHC Notes in the amount of $62,970 and repurchase of debt securities of Freedom KZ in the amount of $9,578, and proceeds from stock option exercises in the amount of $455. By comparison, net cash flows from financing activities during the year ended March 31, 2019, consisted principally of repurchase of securities repurchase agreement obligations in the amount of $59,663, proceeds from loans received in the amount of $5,609, repayment of loans received in the amount of $8,015, proceeds from the issuance and repurchase of debt securities of Freedom KZ in the amount of $34,287 and $14,786, respectively, and capital contributions to the Company in the amount of $225.

Off-Balance Sheet Financing Arrangements

As of March 31, 2020, we had no off-balance sheet financing arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting as of the end of the period covered by this annual report based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment and the criteria set forth by COSO in 2013, management concluded that our internal control over financial reporting was effective as of March 31, 2020. The effectiveness of the Company’s internal control over financial reporting as of March 31, 2020, has been audited by WSRP, LLC, an independent registered public accounting firm which has also audited our consolidated financial statements, as stated in their report included in this annual report.

Changes in Internal Control over Financial Reporting

 Aside from improvements made in connection with the documentation and testing of internal control over financial reporting as part of the foregoing internal control evaluation, during the fiscal year ended March 31, 2020, no other changes occurred that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the reality that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

PART III

Except as otherwise provided herein, the information required by Items 10 through 14 of this annual report is, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference herein from our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with SEC (the “Proxy Statement”) within 120 days of the end of our fiscal year.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information on compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	120,000	$1.98	3,655,000(1)
Equity compensation plans not approved by security holders	-	-
Total	120,000	$ 1.98	3,655,000

(1) Consists of 3,655,000 shares, including stock options, stock appreciation rights, restricted stock and other equity-based awards, that may be awarded under the Freedom Holding Corp. 2019 Equity Incentive Plan.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this annual report:

Financial Statements

Reports of Independent Registered Public Accounting Firm – WSRP, LLC, dated July 13, 2020

Consolidated Balance Sheets as of March 31, 2020 and 2019

Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss) for the years ended March 31, 2020 and 2019

Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended March 31, 2020 and 2019

Notes to the Consolidated Financial Statements

Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the financial statements or related notes.

Exhibits

Exhibit No.	Exhibit Description

3.01	Restated Articles of Incorporation of Freedom Holding Corp.(1)
3.02	By-Laws of Freedom Holding Corp. (as amended through February 4, 2019)(1)
4.01	Description of Securities*
4.02	Terms and Conditions of FRHC 7.000% Interest Notes due December 2022(2)
4.03	Exchange Bond Terms and Conditions in the Framework of the Exchange Bond Program*^#
4.04	Agreement to furnish instruments and agreement defining rights of holders of long-term debt*
10.01	Freedom Holding Corp., 2019 Equity Incentive Plan(3) +
10.02	Employment Contract No. 10 between Beliv Gorod IC LLC and Timur Turlov*+^#
10.03	Supplementary agreement No. 1 to the employment contract No. 10 dated August 11, 2011 between Freedom Finance IC LLC and Timur Turlov*+^#
10.04	Supplementary agreement No. 2 to the employment contract No. 10 dated August 11, 2011 between Freedom Finance IC LLC and Timur Turlov*+^#
10.05	Supplementary Agreement dated January 25, 2016 to the Employment Contract No. 15-128 dated February 9, 2015 between Freedom Finance Joint Stock Company and Evgeniy Ler*+^#
10.06	Supplementary Agreement to an Employment Contract No. 15-128 from 09 February 2015 between Freedom Finance Joint Stock Company and Evgeniy Ler*+^#
10.07	Employment Agreement No. 18-107/1 dated November 1, 2018 between Freedom Finance Joint Stock Company and Askar Tashtitov*+^#
10.08	Supplementary Agreement to an Employment Contract No. 18-107/1 from 01 November 2018 between Freedom Finance Joint Stock Company and Askar Tashtitov*+^#
14.01	Code of Ethics(4)
21.01	Schedule of Subsidiaries*
23.01	Consent of Independent Registered Public Accounting Firm*
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following Freedom Holding Corp. financial information for the year ended March 31, 2020, formatted in XBRL (eXtensive Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.*

*
Filed herewith.
+
Indicates management contract, compensatory plan or arrangement of the Company.
^
Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(a)(6) of Regulation S-K.
#
This exhibit is an English translation of a foreign language document. The Company hereby agrees to furnish to the SEC, upon request, a copy of the foreign language document.
(1)
Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2019.
(2)
Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 10, 2020.
(3)
Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2018.
(4)
Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2018.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

FREEDOM HOLDING CORP.

Date: July 13, 2020	By:	/s/ Timur Turlov
Timur Turlov
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Timur Turlov	Chief Executive Officer and Chairman	July 13, 2020
Timur Turlov

/s/ Evgeniy Ler	Chief Financial Officer	July 13, 2020
Evgeniy Ler

/s/ Askar Tashitov	President and Director	July 13, 2020
Askar Tashtitov

/s/ Boris Cherdabayev	Director	July 10, 2020
Boris Cherdabayev

/s/ Jason Kerr	Director	July 10, 2020
Jason Kerr

/s/ Leonard Stillman	Director	July 10, 2020
Leonard Stillman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Freedom Holding Corp.
Las Vegas, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Freedom Holding Corp. (the “Company”) as of March 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income/(loss), shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated July 13, 2020 expressed an unqualified opinion thereon.

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

/s/ WSRP,LLC

We have served as the Company's auditor since 2015.
Salt Lake City, Utah
July 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Freedom Holding Corp.
Las Vegas, Nevada

Opinion on Internal Control over Financial Reporting

We have audited Freedom Holding Corp.’s (the “Company’s”) internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of March 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income/(loss), shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2020, and the related notes and our report dated July 13, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ WSRP, LLC

Salt Lake City, Utah

July 13, 2020

FREEDOM HOLDING CORP.

CONSOLIDATED BALANCE SHEETS
(All amounts in thousands of United States dollars, unless otherwise stated)

	March 31, 2020	March 31, 2019

ASSETS

Cash and cash equivalents	$63,208	$49,960
Restricted cash	66,597	38,460
Trading securities	156,544	167,949
Available-for-sale securities, at fair value	6,438	2
Brokerage and other receivables, net	113,687	73,836
Loans issued	10,461	2,525
Deferred tax assets	570	1,265
Fixed assets, net	6,384	5,563
Intangible assets, net	3,422	4,226
Goodwill	2,607	2,936
Right-of-use asset	14,543	-
Other assets, net	9,062	4,189

TOTAL ASSETS	$453,523	$350,911

LIABILITIES AND STOCKHOLDERS’ EQUITY

Debt securities issued	$72,296	$28,538
Customer liabilities	168,432	82,032
Trade payables	8,398	32,695
Deferred distribution payments	8,534	8,534
Securities repurchase agreement obligations	48,204	73,621
Current income tax liability	1,407	754
Lease liability	14,384	-
Loans received	-	4,008
Other liabilities	2,831	3,132
TOTAL LIABILITIES	324,486	233,314

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY

Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 58,358,212 and 58,043,212 shares issued and outstanding as of March 31, 2020 and 2019, respectively	58	58
Additional paid in capital	102,890	99,093
Retained earnings	66,335	41,498
Accumulated other comprehensive loss	(37,974)	(23,052)
TOTAL EQUITY ATTRIBUTABLE TO THE COMPANY	131,309	117,597

Non-controlling interest	(2,272)	-

TOTAL STOCKHOLDERS’ EQUITY	129,037	117,597

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$453,523	$350,911

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME/(LOSS)
(All amounts in thousands of United States dollars, unless otherwise stated)

	Years ended March 31,
	2020	2019
Revenue:

Fee and commission income	$92,668	$44,316
Net gain on trading securities	14,923	20,162
Interest income	12,134	13,925
Net loss on derivatives	(138)	-
Net gain /(loss) on foreign exchange operations	2,315	(4,118)

TOTAL REVENUE, NET	121,902	74,285

Expense:
Interest expense	12,399	14,649
Fee and commission expense	21,936	6,238
Operating expense	59,990	43,134
Provision for impairment (recoveries)/losses	(1,164)	1,498
Other expense, net	609	236
Loss from disposal of subsidiary	-	15

TOTAL EXPENSE	93,770	65,770
NET INCOME BEFORE INCOME TAX	28,132	8,515

Income tax expense	(6,002)	(1,368)

NET INCOME	$22,130	$7,147

Less: Net loss attributable to noncontrolling interest in subsidiary	(2,707)	-

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$24,837	$7,147

OTHER COMPREHENSIVE INCOME/(LOSS)
Change in unrealized gain on investments available-for-sale, net of tax effect	(71)	-
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	-	22
Foreign currency translation adjustments, net of tax	(14,851)	(15,517)

COMPREHENSIVE INCOME/(LOSS) BEFORE NONCONTROLLING INTERESTS	7,208	(8,348)

Less: Comprehensive loss attributable to noncontrolling interest in subsidiary	(2,707)	-

COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$9,915	$(8,348)
BASIC NET INCOME PER COMMON SHARE (In US Dollars)	$0.38	$0.12
DILUTED NET INCOME PER COMMON SHARE (In US Dollars)	$0.38	$0.12
Weighted average number of shares (basic)	58,163,691	58,037,102
Weighted average number of shares (diluted)	58,251,588	58,237,123

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDING CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(All amounts in thousands of United States dollars, unless otherwise stated)

	Common Stock
	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total

At March 31, 2018	58,033,212	$58	$100,180	$34,351	$(7,557)	$-	$127,032

Capital contributions	-	-	225	-	-	-	225
Exercise of options	10,000	-	20	-	-	-	20
Acquisition of Nettrader	-	-	(2,590)	-	-	-	(2,590)
Acquisition of Asyl Invest	-	-	(2,240)	-	-	-	(2,240)
Stock based compensation	-	-	3,498	-	-	-	3,498
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	-	-	-	-	22	-	22
Translation difference	-	-	-	-	(15,517)	-	(15,517)
Net income	-	-	-	7,147	-	-	7,147

At March 31, 2019	58,043,212	$58	$99,093	$41,498	$(23,052)	$-	$117,597

Exercise of options	230,000	-	455	-	-	-	455
Stock based compensation	-	-	2,625	-	-	-	2,625
Share based payment	85,000	-	1,052	-	-	-	1,052
Sale of Freedom UA shares	-	-	(335)	-	-	435	100
Change in unrealized gain on available-for-sale securities, net of tax effect	-	-	-	-	(71)	-	(71)
Translation difference	-	-	-	-	(14,851)	-	(14,851)
Net income/(loss)	-	-	-	24,837	-	(2,707)	22,130

At March 31, 2020	58,358,212	$58	$102,890	$66,335	$(37,974)	$(2,272)	$129,037

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the years ended
	March 31, 2020	March 31, 2019

Cash Flows From Operating Activities
Net income	$22,130	$7,147

Adjustments to reconcile net income from /(used in)operating activities:
Depreciation and amortization	2,658	2,034
Noncash lease expense	6,298	-
Loss on sale of fixed assets	201	30
Change in deferred taxes	545	(580)
Stock compensation expense	2,625	3,498
Share based payment	1,052	-
Unrealized loss on trading securities	7,847	5,373
Net change in accrued interest	(816)	322
Allowance for receivables	(1,164)	1,498
Changes in operating assets and liabilities:
Trading securities	(22,870)	8,452
Brokerage and other receivables, net	(47,089)	(52,174)
Loans issued	(7,787)	5,536
Other assets, net	(5,619)	(244)
Securities sold, but not yet purchased – at fair value	-	(1,063)
Customer liabilities	115,844	52,745
Current income tax liability	650	754
Trade payables	(23,933)	23,201
Changes in lease liability	(6,474)	-
Other liabilities	173	1,946

Net cash flows from operating activities	44,271	58,475

Cash Flows From Investing Activities
Purchase of fixed assets	(4,631)	(4,987)
Proceeds from sale of fixed assets	285	264
(Purchase of)/proceeds from sale of available-for-sale securities, at fair value	(6,508)	231
Consideration paid for Asyl Invest	-	(2,240)

Net cash flows used in investing activities	(10,854)	(6,732)

Cash Flows From Financing Activities
Repurchase of securities repurchase agreement obligations	(16,730)	(59,663)
Proceeds from issuance of debt securities	62,970	34,287
Repurchase of debt securities	(9,578)	(14,786)
Capital contributions	-	225
Exercise of options	455	20
Proceeds from loans received	-	5,609
Repayment of loans received	(4,008)	(8,015)

Net cash flows from/(used in) financing activities	33,109	(42,323)

Effect of changes in foreign exchange rates on cash and cash equivalents	(25,141)	(8,693)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	41,385	727
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	88,420	87,693
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$129,805	$88,420

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2020
(All amounts in thousands of United States dollars, unless otherwise stated)

	For the years ended
	March 31, 2020	March 31, 2019

Supplemental disclosure of cash flow information:
Cash paid for interest	$(9,538)	$(13,323)
Income tax paid	$(5,286)	$(1,287)

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease obligations on adoption of new lease standard	$16,979	$-
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$4,722	$-

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flow:

	March 31, 2020	March 31, 2019

Cash and cash equivalents	$63,208	$49,960
Restricted cash	66,597	38,460
Total cash, cash and cash equivalents and restricted cash shown in the statement of cash flows	$129,805	$88,420

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2020
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 1 - DESCRIPTION OF BUSINESS

Overview

Freedom Holding Corp. (the “Company” or “FRHC”) is a corporation organized in the United States under the laws of the State of Nevada that through its operating subsidiaries provides financial services including retail securities brokerage, research, investment counseling, securities trading, market making, corporate investment banking and underwriting services in Eastern Europe and Central Asia. The Company is headquartered in Almaty, Kazakhstan, with supporting administrative office locations in Russia, Cyprus and the United States. The Company has retail locations in Russia, Kazakhstan, Ukraine, Uzbekistan, Kyrgyzstan and Germany. The Company’s common stock trades on the Nasdaq Capital Market.

The Company owns directly, or through subsidiaries, the following companies: LLC Investment Company Freedom Finance, a Moscow, Russia-based securities broker-dealer (“Freedom RU”); LLC FFIN Bank, a Moscow, Russia-based bank (“FFIN Bank”); JSC Freedom Finance, an Almaty, Kazakhstan-based securities broker-dealer (“Freedom KZ”); Freedom Finance Global, PLC, an Astana International Financial Centre-based securities broker-dealer, (“Freedom Global”); Freedom Finance Europe Limited, a Limassol, Cyprus-based broker-dealer (“Freedom CY”), formerly known as Freedom Finance Cyprus, Limited;Freedom Finance Germany TT GmbH, a Berlin, Germany-based tied agent (“Freedom GE”); LLC Freedom Finance Uzbekistan, a Tashkent, Uzbekistan-based broker-dealer (“Freedom UZ”); and FFIN Securities, Inc., a Nevada corporation (“FFIN”).

The Company also owns a 32.88% interest in LLC Freedom Finance Ukraine, a Kiev, Ukraine-based broker-dealer (“Freedom UA”). The remaining 67.12% interest in Freedom UA is owned by Askar Tashtitov, the Company’s president. The Company has entered into a series of contractual arrangements with Freedom UA and Mr. Tashtitov, including a consulting services agreement, an operating agreement and an option agreement. Because such agreements obligate the Company to guarantee the performance of all Freedom UA obligations and provide Freedom UA sufficient funding to cover all Freedom UA operating losses and net capital requirements, enable the Company to receive 90% of the net profits of Freedom UA after tax, and require the Company to provide Freedom UA the management competence, operational support, and ongoing access to the Company’s significant assets, necessary technology resources and expertise to conduct the business of Freedom UA, the Company accounts for Freedom UA as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Freedom UA are consolidated into the financial statements of the Company.

The Company’s subsidiaries are participants on the Kazakhstan Stock Exchange (KASE), Astana Stock Exchange (AIX), Moscow Exchange (MOEX), Saint-Petersburg Exchange (SPBX), the Ukrainian Exchange (UX), and the Republican Stock Exchange of Tashkent (UZSE). Freedom CY serves to provide the Company’s clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S. and European securities markets, which under the regulatory regimes of many jurisdictions where the Company operates do not currently allow investors direct access to international securities markets.

Unless otherwise specifically indicated or as is otherwise contextually required, FRHC, Freedom RU, FFIN Bank, Freedom KZ, Freedom Global, Freedom CY, Freedom GE, Freedom UZ, FFIN and Freedom UA are collectively referred to herein as the “Company”.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting principles

The Company’s accounting policies and accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America (US GAAP).

These financial statements have been prepared on the accrual basis of accounting.

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements present the consolidated accounts of FRHC, Freedom RU, FFIN Bank, Freedom KZ, Freedom Global, Freedom CY, Freedom GE, Freedom UZ, Freedom GE, FFIN and Freedom UA. All significant inter-company balances and transactions have been eliminated from the consolidated financial statements.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2020
(All amounts in thousands of United States dollars, unless otherwise stated)

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

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2020
(All amounts in thousands of United States dollars, unless otherwise stated)

Functional currency

Management has adopted ASC 830, Foreign Currency Translation Matters as it pertains to its foreign currency translation. The Company’s functional currencies are the Russian ruble, European euro, Ukrainian hryvnia, Uzbekistani som and Kazakhstani tenge, and its reporting currency is the U.S. dollar. For financial reporting purposes, foreign currencies are translated into U.S. dollars as the reporting currency. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive loss”.

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

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2020
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

Impairment of long-lived assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the fair value from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. As of March 31, 2020 and March 31, 2019, the Company had not recorded any charges for impairment of long-lived assets.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2020
(All amounts in thousands of United States dollars, unless otherwise stated)

Impairment of goodwill

As of March 31, 2020 and March 31, 2019, goodwill recorded in the Company’s Consolidated Balance Sheets totaled $2,607 and $2,936, respectively. The Company performs an impairment review at least annually unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. In its annual goodwill impairment test, the Company estimated the fair value of the reporting unit based on the income approach (also known as the discounted cash flow method) and determined the fair value of the Company’s goodwill exceeded the carrying amount of the Company’s goodwill. The goodwill value as March 31, 2020 decreased compared to March 31, 2019 due to foreign exchange currency translation.

The changes in the carrying amount of goodwill as of March 31, 2019 and for the year ended March 31, 2020 were as follows:

Amount
Balance as of March 31, 2019	$2,936

Foreign currency translation	(329)

Balance as of March 31, 2020	$2,607

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

The Company will include interest and fines arising from the underpayment of income taxes in the provision for income taxes (if anticipated). As of March 31, 2020 and March 31, 2019, the Company had no accrued interest or fines related to uncertain tax positions.

The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has presented the deferred tax impacts of GILTI tax in its consolidated financial statements as of March 31, 2020 and March 31, 2019.

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

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2020
(All amounts in thousands of United States dollars, unless otherwise stated)

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases have been classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss). The new standard also requires disclosures that provide additional information on recorded lease arrangements. In July 2018, the FASB issued ASU 2018-11, Leases –Targeted Improvements, which provides an optional transition method that allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The Company adopted the provisions of ASU 2018-11, including the optional transition method, on April 1, 2019, and selected practical expedients package as follows:

–
An entity need not reassess whether any expired or existing contracts are or contain leases;
–
An entity need not reassess the lease classification for any expired or existing leases;
–
An entity need not reassess initial direct costs for any existing leases.

Operating lease assets and corresponding lease liabilities were recognized on the Company’s consolidated balance sheets. Refer to Note 26 - Leases, within the notes to consolidated financial statements for additional disclosure and significant accounting policies affecting leases.

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

Advertising expense

For the years ended March 31, 2020 and 2019, the Company had expenses related to advertising in the amount of $5,635 and $4,500, respectively. All costs associated with advertising are expensed in the period incurred.

Recent accounting pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. In March 2014, the Board issued a proposed FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, which the Board finalized on August 28, 2018. The disclosure framework project’s objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this Update apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect that the new guidance will significantly impact on its consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. That methodology replaces the probable, incurred loss model for those assets. Through that Update, the Board added Topic 326 and made several consequential amendments to the FASB Accounting Standards Codification. The amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The effective date and transition requirements for the amendments in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update. The Company does not expect a material impact from the new guidance on its consolidated financial statements.

In April 2019, FASB also issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and in May 2019, FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326). The ASU 2019-04 amendments affect a variety of Topics in the Codification and is part of the Board’s ongoing project on Codification improvement. The FASB received several agenda request letters asking that the Board consider amending the transition guidance for Update 2016-13. ASU 2019-05 addresses stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. For entities that have not yet adopted the amendments in Update 2016-13, the effective dates and transition requirements for the amendments related to ASU 2019-04 are the same as the effective dates and transition requirements in Update 2016-13. ASU 2019-05 is effective for entities that have adopted the amendments in Update 2016-13 for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in any interim period after the issuance of this Update as long as an entity has adopted the amendments in Update 2016-13. The Company does not expect that the new guidance will significantly impact its consolidated financial statements.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2020
(All amounts in thousands of United States dollars, unless otherwise stated)

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. One of the changes in the ASU requires a presentation of changes in stockholders’ equity in the form of a reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods. The Company presented changes in stockholders' equity as separate financial statements for the current and comparative year-to-date interim periods beginning on April 1, 2019. The additional elements of the ASU did not have a material impact on the Company's consolidated financial statements. This guidance was effective immediately upon issuance.

In November 2019, the FASB issued ASU 2019-10 Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). On the basis of feedback obtained from outreach with stakeholders and monitoring of implementation, the Board has gained a greater understanding about the implementation challenges encountered by all types of entities when adopting a major Update. The Board developed a philosophy to extend and simplify how effective dates are staggered between larger public companies (bucket one) and all other entities (bucket two). Those other entities include private companies, smaller public companies, not-for-profit organizations, and employee benefit plans. Under this philosophy, a major Update would first be effective for bucket-one entities, that is, public business entities that are Securities and Exchange Commission (SEC) filers, excluding entities eligible to be smaller reporting companies (SRCs) under the SEC's definition. The Master Glossary of the Codification defines public business entities and SEC filers. All other entities, including SRCs, other public business entities, and nonpublic business entities (private companies, not-for-profit organizations, and employee benefit plans) would compose bucket two. For those entities, it is anticipated that the Board will consider requiring an effective date staggered at least two years after bucket one for major Updates. The Company is currently an SRC and according to the ASU 2019-10, qualifies for bucket two, ASU 2016-13, ASU 2017-12 and ASU 2016-02 is effective for fiscal years beginning after December 15, 2022. ASU 2016-02, Leases (Topic 842) was adopted by the Company beginning April 1, 2019. The Company is currently evaluating the impact that ASU 2019-10 will have on its consolidated financial statements and related disclosures.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss model for the impairment of financial assets measured at amortized cost basis. That model replaces the probable, incurred loss model for those assets. Through the amendments in that Update, the Board added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. ASU 2019-11 is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is currently evaluating the impacts of the provisions of ASU 2019-12 on its financial condition, results of operations, and cash flows.

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (“ASU 2020-01”). The amendments in this Update clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative of a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2020-01 may have on its consolidated financial statements and related disclosures.

In February 2020, the FASB issued Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). Generally, amendments included clarifications on SAB Topic 6.M, Financial Reporting Release No. 28 - Accounting for Loan Losses by Registrants Engaged in Lending Activities Subject to FASB ASC regarding measurement of current expected losses, development, governance and documentation of a systematic methodology, documentation of results of a systematic methodology and validation of a systematic methodology.

In terms of amendments of Accounting Standards Update No. 2019-10, Financial Instruments-Credit Losses (Table of Contents link Topic 326), Derivatives and Hedging (Table of Contents link Topic 815), and Leases (Table of Contents link Topic 842), SEC staff announced that it would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity's filing with the SEC adopting Table of Contents link Topic 842 for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Those dates are consistent with the effective dates for Table of Contents link Topic 842 as amended in Update 2019-10. The Company is currently evaluating the impact these Updates may have on its consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2030-20 Codification Improvements to Financial Instruments, An Amendment of the FASB Accounting Standards Codification: a)in ASU No. 2016-01, b) in Subtopic 820-10, c) for depository and lending institutions clarification in disclosure requirements, d) in Subtopic 470-50, e) in Subtopic 820-10, f) Interaction of Topic 842 and Topic 326, g) Interaction of the guidance in Topic 326 and Subtopic 860-20.The amendments in this Update represent changes to clarify or improve the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. For public business entities updates under the following paragraphs: a), b), d) and e) are effective upon issuance of this final update. The effective date for c) is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect that the new guidance will significantly impact its consolidated financial statements.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2020
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 3 – CASH AND CASH EQUIVALENTS

	March 31, 2020	March 31, 2019

Accounts with stock exchange	$14,904	$10,507
Current account with commercial banks	14,462	6,656
Securities purchased under reverse repurchase agreements	9,645	7,887
Petty cash in bank vault and on hand	8,981	2,674
Current account in clearing organizations	6,590	5,887
Current accounts with brokers	4,051	10,220
Current account with Central Bank (Russia)	2,726	2,161
Current account with National Settlement Depository (Russia)	1,348	1,275
Current account with Central Depository (Kazakhstan)	501	2,693
Total cash and cash equivalents	$63,208	$49,960

As of March 31, 2020, and March 31, 2019, with the exception of funds deposited with a bank in the United States which may qualify for FDIC insurance up to $250,000, cash and cash equivalents were not insured. As of March 31, 2020 and March 31, 2019, the cash and cash equivalents balance included collateralized securities received under reverse repurchase agreements on the terms presented below:

	March 31, 2020
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	14.08%	$9,212	$15	$9,227
Corporate debt	14.25%	108	-	108
Non-US sovereign debt	17.18%	53	257	310

Total		$9,373	$272	$9,645

	March 31, 2019
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	11.90%	$4,328	$804	$5,132
Corporate debt	14.00%	120	-	120
Non-US sovereign debt	8.25%	2,635	-	2,635

Total		$7,083	$804	$7,887

The securities received by the Company as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Company under reverse repurchase agreements as of March 31, 2020 and March 31, 2019, was $10,272 and $8,472, respectively.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2020
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 4 – RESTRICTED CASH

As of March 31, 2020 and March 31, 2019, the Company’s restricted cash consisted of the cash portion of the funds allocated for deferred distribution payments, cash segregated in a special custody account for the exclusive benefit of our brokerage customers and required reserves with the Central Bank of the Russian Federation which represents cash on hand balance requirements. In June 2019 the Company invested a portion of the deferred distribution payments into certain financial instruments. For additional information regarding that portion of the funds held for deferred distribution payments that have been invested into certain financial instruments, see Note 5 - Trading and Available-For-Sale Securities at Fair Value.

Restricted cash consisted of:

	March 31, 2020	March 31, 2019

Brokerage customers’ cash	$63,506	$28,931
Deferred distribution payments	2,097	8,534
Guaranty deposits	518	732
Reserve with Central Bank of Russia	476	263
Total restricted cash	$66,597	$38,460

NOTE 5 – TRADING AND AVAILABLE-FOR-SALE SECURITIES AT FAIR VALUE

As of March 31, 2020, and March 31, 2019, trading and available-for-sale securities consisted of:

	March 31, 2020	March 31, 2019

Debt securities	$87,014	$62,691
Equity securities	69,530	105,017
Mutual investment funds	-	241
Total trading securities	$156,544	$167,949

Certificate of deposit	$5,076	$-
Mutual investment funds	672	-
Debt securities	405	-
Preferred shares	284	-
Equity securities	1	2
Total available-for-sale securities, at fair value	$6,438	$2

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2020
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

The following tables present trading securities assets in the Consolidated Financial Statements or disclosed in the Notes to the Consolidated Financial Statements at fair value on a recurring basis as of March 31, 2020 and March 31, 2019:

		Fair Value Measurements at
		March 31, 2020 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant unobservable units
	March 31, 2020	(Level 1)	(Level 2)	(Level 3)

Debt securities	$87,014	$87,014	$-	$-
Equity securities	69,530	58,271	-	11,259
Total trading securities	$156,544	$145,285	$-	$11,259

Equity securities	$1	$-	$-	$1
Debt securities	405	-	405	-
Certificate of deposit	5,076	-	5,076	-
Mutual investment funds	672	672	-	-
Preferred shares	284	-	284	-
Total available-for-sale securities, at fair value	$6,438	$672	$5,765	$1

		Fair Value Measurements at
		March 31, 2019 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant unobservable units
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)

Equity securities	$105,017	$105,017	$-	$-
Debt securities	62,691	62,187	-	504
Mutual investment funds	241	241	-	-
Total trading securities	$167,949	$167,445	$-	$504

Equity securities	$2	$-	$-	$2
Total available-for-sale securities, at fair value	$2	$-	$-	$2

The table below presents the Valuation Techniques and Significant Level 3 Inputs used in the valuation as of March 31, 2020 and 2019. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to determination of fair value.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2020
(All amounts in thousands of United States dollars, unless otherwise stated)

Type	Valuation Technique	FV as of March 31, 2020	FV as of March 31, 2019	Significant Unobservable Inputs	%

Corporate bonds	DCF	-	$ 504	Discount rate	11.3%
Equity securities	DCF	$ 11,259	-	Discount rate	9.5%
				Estimated number of years	9 years

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended March 31, 2020:

	Trading securities	Available-for-sale securities
Balance as of March 31, 2019	$504	$2

Sale of investments that use Level 3 inputs	(497)	-
Purchase of investments that use Level 3 inputs	10,430	-
Revaluation of investments that use Level 3 inputs	829	-
Foreign currency translation	(7)	-
Balance as of March 31, 2020	$11,259	$2

	March 31, 2020
	Assets measured at amortized cost	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value

Certificate of deposit	$5,050	$26	$5,076
Mutual investment funds	696	(24)	672
Debt securities	456	(51)	405
Preferred shares	306	(22)	284
Equity securities	1	-	1

Balance as of March 31, 2020	$6,509	$(71)	$6,438

	March 31, 2019
	Assets measured at amortized cost	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value

Equity securities	$1	$1	$2

Balance as of March 31, 2020	$1	$1	$2

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2020
(All amounts in thousands of United States dollars, unless otherwise stated)

In connection with the 2011 sale of the Company’s oil and gas exploration and production operations the Company declared distributions to its shareholders. Certain shareholders, however, never completed and submitted the necessary documentation to establish their right to receive the distributions. The total amount held in reserve by the Company on behalf of such shareholders is equal to available-for-sale securities, at fair value, less equity securities, plus the amount identified as “deferred distribution payments” in Note 4 – Restricted Cash. These funds are currently payable. The Company has no control over when, or if, any entitled shareholder will submit the necessary documentation to establish their claim to receive their distribution payment.

NOTE 6 – BROKERAGE AND OTHER RECEIVABLES, NET

	March 31, 2020	March 31, 2019

Marginal lending receivables	$107,770	$46,716
Receivables from brokerage clients	4,396	824
Receivable from sale of securities	1,498	27,684
Bank commissions receivable	218	17
Receivable for underwriting and market-making services	67	88
Dividends accrued	1	108
Other receivables	50	25

Allowance for receivables	(313)	(1,626)

Total brokerage and other receivables, net	$113,687	$73,836

On March 31, 2020 and March 31, 2019, amounts due from a single related party customer were $90,696 and $31,792, respectively or 80% and 43%, respectively of total brokerage and other receivables, net. Based on historical data, the Company considers receivables due from related parties fully collectible. As of March 31, 2020 and 2019, using historical and statistical data, the Company recorded an allowance for brokerage receivables in the amount of $313 and $1,626, respectively.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2020
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 7– LOANS ISSUED

Loans issued as of March 31, 2020, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Subordinated loan	$5,042	December, 2022-April, 2024	3.69%	-	USD
Uncollateralized non-bank loan	2,313	January, 2021 - February, 2021	3.00%	-	USD
Bank customer loans	1,635	July, 2020 - May, 2044	14.31%	258	RUB
Subordinated loan	1,333	September, 2029	7.00%	-	UAH
Uncollateralized non-bank loan	129	March, 2021	6.00%	-	RUB
Loans to key employees	9	December, 2020	4.50%	-	EUR
	$10,461

Loans issued as of March 31, 2019, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Collateralized brokerage loans	$1,888	Dec. 2019	4.75%	4,718	USD
Bank customer loans	637	May 2019 – Jan. 2039	13.34%	-	RUB
	$2,525

NOTE 8 – DEFERRED TAX ASSETS

The Company is subject to taxation in the Russian Federation, Kazakhstan, Kyrgyzstan, Cyprus, Ukraine, Uzbekistan, Germany and the United States of America.

The tax rates used for deferred tax assets and liabilities for the years ended March 31, 2020 and 2019, were 21% for the U.S., 20% for the Russian Federation, Kazakhstan, Kyrgyzstan, 31% for Germany, 12.5% for Cyprus, 18% for Ukraine and 12% for Uzbekistan.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2020
(All amounts in thousands of United States dollars, unless otherwise stated)

Deferred tax assets and liabilities of the Company are comprised of the following:

	March 31, 2020	March 31, 2019

Deferred tax assets:
Tax losses carryforward	$1,691	$2,376
Revaluation on trading securities	72	2,095
Accrued liabilities	7	35
Stock compensation expenses	4	-
Valuation allowance	(677)	(3,241)
Deferred tax assets	$1,097	$1,265

Deferred tax liabilities:
Revaluation on trading securities	$513	$-
Other liabilities	14	-

Deferred tax liabilities	$527	$-

Net deferred tax assets	$570	$1,265

The Company is subject to the U.S. federal income taxes at a rate of 21%. The reconciliation of the provision for income taxes at the 21% tax rate compared to the Company’s income tax expense as reported is as follows:

	Year ended March 31, 2020	Year ended March 31, 2019

Profit before tax at 21% and 34%	$5,908	$1,788
Global Intangible Low Taxed Income	4,803	573
Permanent differences	793	430
Stock based compensation	551	309
Valuation allowance	416	808
Nontaxable gains	401	(3,811)
Other differences	20	418
Losses carried forward adjustment	(154)	1,678
Provision for impairment losses	(295)	386
Foreign tax rate differential	(2,938)	(1,211)
Foreign tax credit	(3,503)	-
Income tax provision	$6,002	$1,368

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2020
(All amounts in thousands of United States dollars, unless otherwise stated)

The income tax expense comprises:

	Year ended March 31, 2020	Year ended March 31, 2019
Current income tax charge	$5,307	$1,817
Deferred income tax charge/(benefit)	695	(449)
Income tax provision	$6,002	$1,368

During the years ended March 31, 2020 and 2019, the Company realized net income before income tax of $28,132 and $8,515, respectively. During the same periods, the Company’s effective tax rate was equal to 21.34% and 16.07%, respectively. This increase in income tax expense was primarily attributable to a $43,231 increase in commissions earned by Freedom CY during the fiscal year ended March 31, 2020.

Tax losses carryforward as of March 31, 2020 was $1,691 and is subject to income tax in US, Russia, Ukraine and Uzbekistan.

NOTE 9 – FIXED ASSETS, NET

	March 31, 2020	March 31, 2019

Office equipment	$2,184	$1,452
Capital expenditures on leasehold improvements	1,968	1,724
Furniture	1,865	1,713
Processing and storage data centers	960	679
Land	778	394
Vehicles	378	353
Other	476	457

Less: Accumulated depreciation	(2,225)	(1,209)

Total fixed assets	$6,384	$5,563

Depreciation expense totaled $1,407 and $790 for the years ended March 31, 2020 and 2019, respectively.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2020
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 10 – INTANGIBLE ASSETS, NET

	March 31, 2020	March 31, 2019

Trading platform	$2,542	$3,052
Client base	2,185	2,502
Other intangible assets	1,838	1,062

Less: Accumulated amortization	(3,143)	(2,390)

Total intangible assets	$3,422	$4,226

Amortization expense totaled $1,251 and $1,244 for the years ended March 31, 2020 and 2019, respectively.

NOTE 11 – OTHER ASSETS, NET

	March 31, 2020	March 31, 2019

Advances paid	$5,830	$1,851
Rent guarantee deposit	1,355	714
Current income tax asset	851	502
Outstanding settlement operations	310	429
Taxes other than income taxes	310	149
Guaranty deposit	67	69
Prepaid insurance	22	21
Other	338	516

Total other assets	9,083	4,251

Allowance for other assets	(21)	(62)

Other assets, net	$9,062	$4,189

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2020
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 12 – SECURITIES SOLD, NOT YET PURCHASED – AT FAIR VALUE

As of March 31, 2020, and March 31, 2019, the Company’s securities sold, not yet purchased – at fair value was $0.

During the year ended March 31, 2020, the Company sold shares received as pledges under reverse repurchase agreements and recognized financial liabilities at fair value in the amount $3,155 and closed short positions in the amount of $3,118 by purchasing securities from third parties, reducing its financial liability. During the year ended March 31, 2020, the Company recognized a gain on the change in the fair value of financial liabilities in the Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss) in the amount of $37, with no foreign exchange translation gains/(loss).

During the year ended March 31, 2020, the Company sold shares that were not owned by the Company and recognized relevant financial liabilities at fair value in the amount of $3,550 and closed short positions in the amount of $4,377 reducing its financial liability. During the year ended March 31, 2020, the Company recognized a loss on the change in fair value of financial liabilities at fair value in the Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss) in the amount of $827 with no foreign exchange translation gain/(loss).

A short sale involves the sale of a security that is not owned in the expectation of purchasing the same security (or a security exchangeable) at a later date at a lower price. A short sale involves the risk of a theoretically unlimited increase in the market price of the security that would result in a theoretically unlimited loss.

NOTE 13 – DEBT SECURITIES ISSUED

	March 31, 2020	March 31, 2019

Debt securities issued denominated in USD	$64,783	$20,265
Debt securities issued denominated in RUB	6,432	7,724
Accrued interest	1,081	549
Total	$72,296	$28,538

As of March 31, 2020, and March 31, 2019, the Company had debt securities issued in the amount of $72,296 and $28,538 respectively. As of March 31, 2020, the Company’s outstanding debt securities had fixed annual coupon rates ranging from 6.5% to 12% and maturity dates ranging from June 2020 to January 2023. The Company’s debt securities include bonds of Freedom KZ and RU issued under Kazakhstani and Russian Federation law, which trade on the Kazakhstan Stock Exchange and the Moscow Exchange, respectively. The Company’s debt securities also include $20.5 million in the aggregate number of notes of FRHC issued from December 2019 to February 2020. The FRHC issued notes, denominated in USD, which have minimum denominations of $100,000, bear interest at an annual rate of 7% and are due in 2022. The FRHC notes were sold only in Kazakhstan to non-U.S. persons in compliance with Astana International Financial Centre law and trade on the Astana International Exchange.

Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs. Debt securities issued as of March 31, 2020 and March 31, 2019, included $1,081 and $549 accrued interest, respectively. The FRHC notes are actively traded on AIX, KASE and MOEX.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2020
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 14 – CUSTOMER LIABILITIES

The Company recognizes customer liabilities associated with funds held by our brokerage and bank customers. Customer liabilities consist of:

	March 31, 2020	March 31, 2019

Brokerage customers	$115,922	$47,686
Banking customers	52,510	34,346
Total	$168,432	$82,032

As of March 31, 2020, banking customer liabilities consisted of current accounts and deposits of $25,384 and $27,126, respectively. As of March 31, 2019, banking customer liabilities consisted of current accounts and deposits of $12,383 and $21,963, respectively.

NOTE 15 – TRADE PAYABLES

	March 31, 2020	March 31, 2019

Margin lending payable	$6,101	$29,081
Trade payable for securities purchased	1,860	2,939
Payables to suppliers of goods and services	202	555
Other	235	120

Total	$8,398	$32,695

On March 31, 2020 and March 31, 2019, amounts due to a single related party $4,306 or 51% and $938 or 3%, respectively.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2020
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 16 – SECURITIES REPURCHASE AGREEMENT OBLIGATIONS

As of March 31, 2020 and March 31, 2019, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	March 31, 2020
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Over 90 days	Total

Securities sold under repurchase agreements
Corporate equity	12.16%	$20,711	$-	$-	$20,711
Corporate debt	13.27%	15,974	-	-	15,974
Non-US sovereign debt	13.00%	11,519	-	-	11,519
Total securities sold under repurchase agreements		$48,204	$-	$-	$48,204

	March 31, 2019
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Over 90 days	Total

Securities sold under repurchase agreements
Corporate equity	12.06%	$49,048	$-	$2,146	$51,194
Corporate debt	10.38%	13,548	-	-	13,548
Non-US sovereign debt	8.62%	8,879	-	-	8,879
Total securities sold under repurchase agreements		$71,475	$-	$2,146	$73,621

The fair value of collateral pledged under repurchase agreements as of March 31, 2020 and March 31, 2019, was $54,222 and $105,842, respectively.

Securities pledged as collateral by the Company under repurchase agreements are liquid trading securities with market quotes and significant trading volume.

NOTE 17 – LOANS RECEIVED

Company	Lender	March 31, 2020	March 31, 2019	Interest rate	Term	Maturity dates
Freedom Holding Corp.	Non-Bank	$-	$3,917	3%	1-2 year	04/30/2019 - 12/31/2019
Freedom Finance Europe Limited	Non-Bank	-	91	1%	2 year	12/11/2019
Total		$-	$4,008

Non-bank loans received are unsecured. As of March 31, 2020 and March 31, 2019, accrued interest on the loans totaled $0 and $52, respectively.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2020
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 18 – OTHER LIABILITIES

	March 31, 2020	March 31, 2019

Salaries and other employee benefits	$999	$1,307
Vacation reserve	933	942
Payable to suppliers	353	212
Outstanding settlements operations	307	314
Taxes payable other than income tax	38	127
Other	201	230

Total	$2,831	$3,132

NOTE 19 – FEE AND COMMISSION INCOME/(EXPENSE)

	Year ended March 31, 2020	Year ended March 31, 2019

Fee and commission income:

Brokerage services	$82,800	$36,810
Bank services	7,240	6,133
Underwriting services	2,360	861
Other commission income	268	512

Total fee and commission income	$92,668	$44,316

Fee and commission expense:

Brokerage services	$18,673	$4,164
Bank services	1,299	919
Central Depository services	775	301
Exchange services	710	574
Other commission expense	479	280

Total fee and commission expense	$21,936	$6,238

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2020
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 20 – NET GAIN ON TRADING SECURITIES

	Year ended March 31, 2020	Year ended March 31, 2019

Net gain recognized during the period on trading securities sold during the period	$22,770	$25,535
Net unrealized loss recognized during the reporting period on trading securities still held at the reporting date	(7,847)	(5,373)
Net gain recognized during the period on trading securities	$14,923	$20,162

NOTE 21 – NET INTEREST INCOME/ (EXPENSE)

	Year ended March 31, 2020	Year ended March 31, 2019

Interest income:
Interest income on financial assets recorded at amortized cost comprises:

Interest income on reverse repurchase agreements and amounts due from banks	$1,586	$2,290
Interest income on loans to customers	572	264

Total interest income on financial assets recorded at amortized cost	2,158	2,554

Interest income on financial assets recorded at fair value through profit or loss comprises:

Interest income on trading securities	9,976	11,371

Total interest income on financial assets recorded at fair value through profit or loss	9,976	11,371

Total interest income	$12,134	$13,925

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2020
(All amounts in thousands of United States dollars, unless otherwise stated)

	Year ended March 31, 2020	Year ended March 31, 2019

Interest expense:
Interest expense on financial liabilities recorded at amortized cost comprises:

Interest expense on securities repurchase agreement obligations	$7,140	$11,113
Interest expense on debt securities issued	3,220	1,907
Interest expense on customer accounts and deposits	1,598	1,305
Interest expense on loans received	437	324
Other interest expense	4	-

Total interest expense on financial liabilities recorded at amortized cost	12,399	14,649

Total interest expense	$12,399	$14,649

NOTE 22 – NET GAIN/(LOSS) ON FOREIGN EXCHANGE OPERATIONS

	Year ended March 31, 2020	Year ended March 31, 2019

Sales and purchases of foreign currency, dealing	$1,197	$(3)
Translation difference	1,118	(4,115)

Total net gain/(loss) on foreign exchange operations	$2,315	$(4,118)

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2020
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 23 – RELATED PARTY TRANSACTIONS

During the years ended March 31, 2020 and 2019, the Company earned commission income from related parties in the amounts of $79,143 and $38,974, respectively. Commission income earned from related parties is comprised primarily of brokerage commissions and commissions for money transfers by brokerage clients.

During the years ended March 31, 2020 and 2019, the Company paid commission expense to related parties in the amount of $3,668 and $0, respectively.

As of March 31, 2020 and March 31, 2019, the Company had cash and cash equivalents held in brokerage accounts of related parties totaling $212 and $8,444, respectively.

As of March 31, 2020 and March 31, 2019, the Company had loans issued to related parties totaling $1,477 and $1,888, respectively.

As of March 31, 2020 and March 31, 2019, the Company had bank commission receivables and receivables from brokerage clients from related parties totaling $3,611 and $192, respectively. Brokerage and other receivables from related parties result principally from commissions receivable on the brokerage operations of related parties.

As of March 31, 2020 and March 31, 2019, the Company had margin lending receivables with related parties totaling $105,892 and $43,720, respectively.

As of March 31, 2020 and March 31, 2019, the Company had margin lending payables to related parties, totaling $4,306 and $1,090, respectively.

As of March 31, 2020, and March 31, 2019, the Company had loans received from a related party totaling $0 and $3,957, respectively.

As of March 31, 2020, and March 31, 2019, the Company had accounts payable due to a related party totaling $1,879 and $345, respectively.

As of March 31, 2020, and March 31, 2019, the Company had consideration due to a related party for the Nettrader acquisition totaling $0 and $2,590, respectively.

As of March 31, 2020, and March 31, 2019, the Company had customer liabilities on brokerage accounts and bank accounts of related parties totaling $26,150 and $29,904, respectively and held restricted customer cash on brokerage accounts of related parties totaling $8,410 and $13,999, respectively.

Brokerage and related banking services, including margin lending, were provided to such related parties pursuant standard client account agreements and at standard market rates.

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

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2020
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 24 – STOCKHOLDERS’ EQUITY

During the years ended March 31, 2020 and 2019, shareholders made capital contributions of $0 and $225 to FRHC, respectively. During the years ended March 31, 2020 and 2019 awarded nonqualified stock options were exercised in the amount of $455 and $20, respectively.

On October 6, 2017, the Company awarded restricted stock grants totaling 3,900,000 shares of its common stock to 16 employees and awarded nonqualified stock options to purchase an aggregate of 360,000 shares of its common stock to two employees. Of the 3,900,000 shares awarded pursuant to the restricted stock grant awards, 1,200,000 shares are subject to two-year vesting conditions and 2,700,000 shares are subject to three-year vesting conditions. All of the nonqualified stock options are subject to three-year vesting conditions. The Company recorded stock compensation expense for restricted stock grants and stock options in the amount of $2,625 during the year ended March 31, 2020. The Company recorded stock-based compensation expense for restricted stock grants and stock options in the amount of $3,498 during year ended March 31, 2019, respectively.

NOTE 25 – STOCK BASED COMPENSATION

During the year ended March 31, 2020, no stock options were granted. Total compensation expense related to options granted was $216 for the year ended March 31, 2020 and $215 for the year ended March 31, 2019.

As of March 31, 2020, there was total remaining compensation expense of $112 related to stock options, which will be recorded over a weighted average period of approximately 0.52 years. During the year ended March 31, 2020, options to purchase a total of 230,000 shares were exercised.

As disclosed in Note 24, on October 6, 2017, the Company issued restricted stock awards totaling 3,900,000 shares of its common stock to 16 employees and awarded nonqualified stock options to purchase an aggregate of 360,000 shares of its common stock at a strike price of $1.98 per share to two employees. Shares of restricted stock have the same dividend and voting rights as common stock while options do not. All awards were issued at the fair value of the underlying shares at the grant date.

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

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2020
(All amounts in thousands of United States dollars, unless otherwise stated)

The following is a summary of stock option activity for year ended March 31, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, March 31, 2019	350,000	$1.98	8.52	$2,342
Granted	-	-	-	-
Exercised	(230,000)	1.98	-	2,630
Forfeited/cancelled/expired	-	-	-	-
Outstanding, at March 31, 2020	120,000	$1.98	7.52	1,466
Exercisable, at March 31, 2020	-	$-	-	$-

During the year ended March 31, 2020, no restricted shares were awarded. The compensation expense related to restricted stock awards was $2,409 during the year ended March 31, 2020, and $3,283 during the year ended March 31, 2019. As of March 31, 2020, there was $977 of total unrecognized compensation cost related to non-vested shares of restricted stock granted. The cost is expected to be recognized over a weighted average period of 0.52 years.

The table below summarizes the activity for the Company's restricted stock outstanding during the year ended March 31, 2020:

	Shares	Weighted Average Fair Value
Outstanding, March 31, 2019	2,275,000	$4,777
Granted	-	-
Vested	-	-
Forfeited/cancelled/expired	-	-
Outstanding, at March 31, 2020	2,275,000	$4,777

During the year ended March 31, 2020, the Company recorded expenses for share based payments in the amount of $1,052.

FREEDOM HOLDING CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2020
(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 26 – LEASES

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

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of March 31, 2020:

	Classification on Balance Sheet	March 31, 2020
Assets
Operating lease assets	Right-of-use assets	$14,543
Total lease assets		$14,543

Liabilities
Operating lease liability	Operating lease obligations	$14,384
Total lease liability		$14,384

Lease obligations at March 31, 2020, consisted of the following:

Twelve months ending March 31,
2021	$5,966
2022	5,562
2023	4,371
2024	949
2025	219
Total payments	17,067
Less: amounts representing interest	(2,683)
Lease obligation, net	14,384
Weighted average remaining lease term (in months)	29
Weighted average discount rate	12%

Lease commitments for short-term operating leases as of March 31, 2020 was approximately $354. The Company’s rent expense for office space was $1,147 for the year ended March 31, 2020 and $4,819 for the year ended March 31, 2019, respectively.

NOTE 27 – SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through the time of filing this annual report on Form 10K with the SEC. Other than as disclosed below, during this period the Company did not have any additional material recognizable subsequent events.

On July 6, 2020 the Company announced that the Company has concluded the acquisition of IC ZERICH Capital Management JSC following receipt of approval from the Russian Federal Antimonopoly Service. Zerich Capital commenced business in 1995 and is one of the oldest securities brokerage firms in Russia, currently ranking as the 19th largest brokerage house in Russia in terms of clients.

On July 2, 2020, the Company announced that it had a fixed annual cretired debt securities denominated in USD which had a fixed annual coupon rate of 8% and a carrying value of $6,175 including interest accrued of $124 as of March 31, 2020.

BMB MUNAI, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS MARCH 31, 2014

EXHIBIT INDEX

Exhibit No.	Exhibit Description

4.01	Description of Securities
4.03	Exchange Bond Terms and Conditions in the Framework of the Exchange Bond Program
4.04	Agreement to furnish instruments and agreement defining rights of holders of long-term debt
10.02	Employment Contract No. 10 between Beliv Gorod IC LLC and Timur Turlov
10.03	Supplementary agreement No. 1 to the employment contract No. 10 dated August 11, 2011 between Freedom Finance IC LLC and Timur Turlov
10.04	Supplementary agreement No. 2 to the employment contract No. 10 dated August 11, 2011 between Freedom Finance IC LLC and Timur Turlov
10.05	Supplementary Agreement dated January 25, 2016 to the Employment Contract No. 15-128 dated February 9, 2015 between Freedom Finance Joint Stock Company and Evgeniy Ler
10.06	Supplementary Agreement to an Employment Contract No. 15-128 from 09 February 2015 between Freedom Finance Joint Stock Company and Evgeniy Ler*+^#
10.07	Employment Agreement No. 18-107/1 dated November 1, 2018 between Freedom Finance Joint Stock Company and Askar Tashtitov
10.08	Supplementary Agreement to an Employment Contract No. 18-107/1 from 01 November 2018 between Freedom Finance Joint Stock Company and Askar Tashtitov*+^#
21.01	Subsidiaries
23.01	Consent of Independent Registered Public Accounting Firm
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002