Form 10-Q
period 2020-06-30
Freedom Holding Corp.
filed 2020-08-11
CIK 924805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020, the registrant had 58,358,212 shares of common stock, par value $0.001, issued and outstanding.

FREEDOM HOLDING CORP.

FORM 10-Q

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	June 30, 2020	March 31, 2020

ASSETS
Cash and cash equivalents	$199,303	$63,208
Restricted cash	639,372	66,597
Trading securities	177,084	156,544
Derivative assets	2,391	-
Available-for-sale securities, at fair value	1	6,438
Brokerage and other receivables, net	102,522	113,687
Loans issued	9,958	10,461
Deferred tax assets	-	570
Fixed assets, net	7,553	6,384
Intangible assets, net	3,690	3,422
Goodwill	2,795	2,607
Right-of-use asset	15,527	14,543
Other assets, net	9,360	9,062

TOTAL ASSETS	$1,169,556	$453,523

LIABILITIES AND STOCKHOLDERS’ EQUITY

Debt securities issued	$67,584	$72,296
Customer liabilities	808,752	168,432
Trade payables	38,879	8,398
Deferred distribution payments	8,534	8,534
Securities repurchase agreement obligations	58,582	48,204
Current income tax liability	4,571	1,407
Lease liability	15,484	14,384
Deferred income tax liabilities	322	-
Other liabilities	4,306	2,831
TOTAL LIABILITIES	1,007,014	324,486

Commitments and Contingent Liabilities	-	-

STOCKHOLDERS’ EQUITY

Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 58,358,212 shares issued and outstanding as of June 30, 2020 and March 31, 2020, respectively	58	58
Additional paid in capital	103,415	102,890
Retained earnings	90,188	66,335
Accumulated other comprehensive loss	(29,270)	(37,974)
TOTAL EQUITY ATTRIBUTABLE TO THE COMPANY	164,391	131,309

Non-controlling interest	(1,849)	(2,272)

TOTAL STOCKHOLDERS’ EQUITY	162,542	129,037

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,169,556	$453,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)

(All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three months ended June 30,
	2020	2019
Revenue:

Fee and commission income	$43,339	$22,592
Net gain on trading securities	9,084	2,562
Interest income	4,249	4,131
Net loss on foreign exchange operations	(248)	(36)
Net loss on derivative	(9)	-

TOTAL REVENUE, NET	56,415	29,249

Expense:
Interest expense	3,744	3,163
Fee and commission expense	9,769	4,031
Operating expense	14,426	13,130
Recovery of impairment losses	(378)	(1,073)
Other (income)/expense, net	(27)	308

TOTAL EXPENSE	27,534	19,559
NET INCOME BEFORE INCOME TAX	28,881	9,690

Income tax expense	(4,605)	(1,476)

NET INCOME	$24,276	$8,214

Less: Net income attributable to noncontrolling interest in subsidiary	423	-

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$23,853	$8,214

OTHER COMPREHENSIVE INCOME
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	71	-
Foreign currency translation adjustments, net of tax effect	8,633	643

COMPREHENSIVE INCOME BEFORE NONCONTROLLING INTERESTS	$32,980	$8,857

Less: Comprehensive income attributable to noncontrolling interest in subsidiary	423	-

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$32,557	$8,857
BASIC NET INCOME PER COMMON SHARE (In US Dollars)	$0.42	$0.14
DILUTED NET INCOME PER COMMON SHARE (In US Dollars)	$0.42	$0.14
Weighted average number of shares (basic)	58,358,212	58,052,656
Weighted average number of shares (diluted)	58,455,675	58,249,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	For the three months ended
	June 30, 2020	June 30, 2019

Cash Flows From Operating Activities
Net income	$24,276	$8,214
Adjustments to reconcile net income from operating activities:
Depreciation and amortization	700	530
Noncash lease expense	1,606	1,483
Change in deferred taxes	943	466
Stock compensation expense	525	773
Unrealized loss on trading securities	2,206	2,479
Net gain on derivatives	(2,312)	-
Net change in accrued interest	(1,230)	(173)
Recoveries for receivables	(378)	(1,073)
Changes in operating assets and liabilities:
Lease liabilities	(1,482)	(1,470)
Trading securities	(7,517)	5,555
Brokerage and other receivables	16,844	34,222
Loans issued	632	(63)
Other assets	128	(5,540)
Customer liabilities	621,166	88,453
Current income tax liability	3,130	844
Trade payables	30,321	(22,055)
Other liabilities	1,168	921
Net cash flows from operating activities	690,726	113,566

Cash Flows From Investing Activities
Purchase of fixed assets	(1,488)	(721)
Proceeds from sale of fixed assets	214	7
Proceeds from sale of available-for-sale securities, at fair value	6,508	-
Net cash flows from/(used in) investing activities	5,234	(714)

Cash Flows From Financing Activities
Proceeds from/(repurchase of) securities repurchase agreement obligations	5,275	(16,919)
Proceeds from issuance of debt securities	1,045	1,194
Repurchase/redemption of debt securities	(7,300)	(9)
Repayment from loans received	-	(3,916)
Exercise of options	-	99
Net cash flows used in financing activities	(980)	(19,551)

Effect of changes in foreign exchange rates on cash and cash equivalents	13,890	2,616

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	708,870	95,917
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	129,805	88,420
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$838,675	$184,337

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	For the three months ended
	June 30, 2020	June 30, 2019

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,602	$2,942
Income tax paid	$79	$66

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease obligations on adoption of new lease standard	$-	$16,979
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$658	$-

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flow:

	June 30, 2020	June 30, 2019

Cash and cash equivalents	$199,303	$141,900
Restricted cash	639,372	42,437
Total cash, cash and cash equivalents and restricted cash shown in the statement of cash flows	$838,675	$184,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in	Retained	Accumulated other comprehensive	Non-controlling
	Shares	Amount	capital	earnings	loss	interest	Total

At March 31, 2019	58,043,212	$58	$99,093	$41,498	$(23,052)	$-	$117,597

Exercise of options	50,000	-	99	-	-	-	99
Stock based compensation	-	-	773	-	-	-	773
Translation difference	-	-	-	-	643	-	643
Net income	-	-	-	8,214	-	-	8,214

At June 30, 2019	58,093,212	$58	$99,965	$49,712	$(22,409)	$-	$127,326

At March 31, 2020	58,358,212	$58	$102,890	$66,335	$(37,974)	$(2,272)	$129,037

Stock based compensation	-	-	525	-	-	-	525
Reclassification adjustment relating to available-for-sale investment disposed of in the period, net of tax effect	-	-	-	-	71	-	71
Translation difference	-	-	-	-	8,633	-	8,633
Net income	-	-	-	23,853	-	423	24,276

At June 30, 2020	58,358,212	$58	$103,415	$90,188	$(29,270)	$(1,849)	$162,542

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

The Company owns directly, or through subsidiaries, the following companies: LLC Investment Company Freedom Finance, a Moscow, Russia-based securities broker-dealer (“Freedom RU”); LLC FFIN Bank, a Moscow, Russia-based bank (“FFIN Bank”); JSC Freedom Finance, an Almaty, Kazakhstan-based securities broker-dealer (“Freedom KZ”); Freedom Finance Global, PLC, an Astana International Financial Centre-based securities broker-dealer, (“Freedom Global”); Freedom Finance Europe Limited, a Limassol, Cyprus-based broker-dealer (“Freedom CY”), formerly known as Freedom Finance Cyprus, Limited; Freedom Finance Management Limited, a Limassol, Cyprus limited company, (“Freedom Management”); Freedom Finance Germany TT GmbH, a Berlin, Germany-based tied agent (“Freedom GE”); LLC Freedom Finance Uzbekistan, a Tashkent, Uzbekistan-based broker-dealer (“Freedom UZ”); and FFIN Securities, Inc., a Nevada corporation (“FFIN”).

The Company also owns a 32.88% interest in LLC Freedom Finance Ukraine, a Kiev, Ukraine-based broker-dealer (“Freedom UA”). The remaining 67.12% interest in Freedom UA is owned by Askar Tashtitov, the Company’s president. The Company has entered into a series of contractual arrangements with Freedom UA and Mr. Tashtitov that obligate the Company to guarantee the performance of all Freedom UA obligations and provide Freedom UA sufficient funding to cover all operating losses and net capital requirements, enable the Company to receive 90% of the net profits of Freedom UA after tax, and require the Company to provide Freedom UA the management competence, operational support, and ongoing access to the Company’s significant assets, necessary technology resources and expertise to conduct the business of Freedom UA. The Company accounts for Freedom UA as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Freedom UA are consolidated into the financial statements of the Company.

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

Unless otherwise specifically indicated or as is otherwise contextually required, FRHC, Freedom RU, FFIN Bank, Freedom KZ, Freedom Global, Freedom CY, Freedom Management, Freedom GE, Freedom UZ, FFIN and Freedom UA are collectively referred to herein as the “Company”.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting principles

The Company’s accounting policies and accompanying condensed consolidated financial statements conform to accounting principles generally accepted in the United States of America (US GAAP).

These financial statements have been prepared on the accrual basis of accounting.

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended June 30, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2021

The Condensed Consolidated Balance Sheet at June 30, 2020, has been derived from the audited consolidated financial statements at March 31, 2020, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

The Company’s condensed consolidated financial statements present the consolidated accounts of FRHC, Freedom RU, FFIN Bank, Freedom KZ, Freedom Global, Freedom CY, Freedom GE, Freedom UZ, Freedom GE, FFIN and Freedom UA. All significant inter-company balances and transactions have been eliminated from the consolidated financial statements.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020.

Consolidation of variable interest entities

In accordance with accounting standards regarding consolidation of VIEs, VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. VIEs must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

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

Revenue recognition

Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services promised to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. A significant portion of the Company’s revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as loans and investment securities, as these activities are subject to other U.S. GAAP guidance discussed elsewhere within these disclosures. Descriptions of the Company’s revenue-generating activities that are within the scope of ASC Topic 606, which are presented in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income as components of non-interest income are as follows:

•	Commissions on brokerage services;
•	Commissions on banking services (money transfers, foreign exchange operations and other); and
•	Commissions on investment banking services (underwriting, market making, and bondholders’ representation services).

Under Topic 606, the Company is required to recognize incentive fees when they are probable and there is not a significant chance of reversal in the future.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

The Company recognizes revenue when five basic criteria have been met:

•	The parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations.
•	The entity can identify each party’s rights regarding the goods or services to be transferred.
•	The entity can identify the payment terms for the goods or services to be transferred.
•	The contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract).
•	It is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

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

Functional currency

Management has adopted ASC 830, Foreign Currency Translation Matters as it pertains to its foreign currency translation. The Company’s functional currencies are the Russian ruble, European euro, Ukrainian hryvnia, Uzbekistani som and Kazakhstani tenge, and its reporting currency is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in “Other Comprehensive Income”.

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

Listed shares and listed redeemable notes held by the Company that are traded in an active market are classified as AFS and are stated at fair value. The Company has investments in unlisted shares that are not traded in an active market but that are also classified as investments AFS and stated at fair value (because Company management considers that fair value can be reliably measured). Gains and losses arising from changes in fair value are recognized in other comprehensive income and are included in accumulated other comprehensive loss, with the exception of other-than-temporary impairment losses, interest calculated using the effective interest method, dividend income and foreign exchange gains and losses, which are recognized in the Condensed Consolidated Statements of Operations and Statements of other Comprehensive Income. Where the investment is disposed of or is determined to be impaired, the cumulative gain or loss previously accumulated in the investments’ revaluation reserve is then reclassified to Condensed Consolidated Statements of Operations and Statements of other Comprehensive Income.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

Trading securities

Financial assets are classified as trading securities if the financial asset has been acquired principally for the purpose of selling it in the near term.

Trading securities are stated at fair value, with any gains or losses arising on remeasurement recognized in revenue.  Changes in fair value are recognized in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income and included in net gain on trading securities. Interest earned and dividend income are recognized in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income and are included in interest income, according to the terms of the contract and when the right to receive the payment has been established.

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

A financial asset (or, where applicable a part of a financial asset or a part of a group of similar financial assets) is derecognized where all of the following conditions are met:

•	The transferred financial assets have been isolated from the Company - put presumptively beyond the reach of the Company and its creditors, even in bankruptcy or other receivership.
•	The transferee has rights to pledge or exchange financial assets.
•	The Company or its agents do not maintain effective control over the transferred financial assets or third-party beneficial interests related to those transferred assets.

Where the Company has not met the asset derecognition conditions above, it continues to recognize the asset to the extent of its continuing involvement.

Impairment of long-lived assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the fair value from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. As of June 30, 2020 and March 31, 2020, the Company had not recorded any charges for impairment of long-lived assets.

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

The changes in the carrying amount of goodwill as of March 31, 2020 and for the three months ended June 30, 2020 were as follows:

Balance as of March 31, 2020	$2,607

Foreign currency translation	188

Balance as of June 30, 2020	$2,795

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

The Company will include interest and penalties arising from the underpayment of income taxes in the provision for income taxes. As of June 30, 2020 and March 31, 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

On December 22, 2017, the U.S. bill commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted, which significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2019. The Tax Reform Act also provided for a one-time deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has presented the deferred tax impacts of GILTI tax in its consolidated financial statements as of June 30, 2020 and March 31, 2020.

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

Leases

The Company adopted ASU No. 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet. The Company adopted the standard using the optional transition approach with an effective date as of April 1, 2019.

The Company adopted the provisions of ASU 2018-11, including the optional transition method, on April 1, 2019, and selected practical expedients package as follows:

-	An entity need not reassess whether any expired or existing contracts are or contain leases;
-	An entity need not reassess the lease classification for any expired or existing leases;
-	An entity need not reassess initial direct costs for any existing leases.

Operating lease assets and corresponding lease liabilities were recognized on the Company’s consolidated balance sheets. Refer to Note 17 - Leases, within the notes to consolidated financial statements for additional disclosure and significant accounting policies affecting leases.

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

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. That methodology replaces the probable, incurred loss model for those assets. In November 2019, the FASB issued ASU 2019-10 Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Board developed a philosophy to extend and simplify how effective dates are staggered between larger public companies (bucket one) and all other entities (bucket two). Those other entities include private companies, smaller public companies, not-for-profit organizations, and employee benefit plans. Under this philosophy, a major Update would first be effective for bucket-one entities, that is, public business entities that are Securities and Exchange Commission (SEC) filers, excluding entities eligible to be smaller reporting companies (SRCs) under the SEC's definition. The Master Glossary of the Codification defines public business entities and SEC filers. All other entities, including SRCs, other public business entities, and nonpublic business entities (private companies, not-for-profit organizations, and employee benefit plans) would compose bucket two. For those entities, it is anticipated that the Board will consider requiring an effective date staggered at least two years after bucket one for major Updates. The Company is currently an SRC and according to the ASU 2019-10, qualifies for bucket two. As such  ASU 2016-13, ASU 2017-12 and ASU 2016-02 are effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact that ASU 2016-13 and 2019-10 will have on its consolidated financial statements and related disclosures.

Revision of Previously Issued Condensed Consolidated Financial Statements

Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported net income. The table below details the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income reclassifications:

	For the three months ended June 30, 2019
STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (as corrected)	As previously reported	Reclassified	As corrected

Expense:
Interest expense	$3,608	(445)	$3,163
Fee and commission expense	4,031	-	4,031
Operating expense	12,685	445	13,130
Recovery of impairment losses	(1,073)	-	(1,073)
Other expense, net	308	-	308

TOTAL EXPENSE	$19,559	-	$19,559

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 3 - CASH AND CASH EQUIVALENTS

	June 30, 2020	March 31, 2020

Current accounts with brokers	$88,961	$4,051
Current account with commercial banks	41,165	14,462
Accounts with stock exchange	26,815	14,904
Current account with National Settlement Depository (Russia)	14,154	1,348
Petty cash in bank vault and on hand	11,842	8,981
Current account in clearing organizations	7,406	6,590
Securities purchased under reverse repurchase agreements	6,245	9,645
Current account with Central Bank (Russia)	2,331	2,726
Current account with Central Depository (Kazakhstan)	384	501
Total cash and cash equivalents	$199,303	$63,208

As of June 30, 2020 and March 31, 2020, with the exception of funds deposited with a bank in the United States which may qualify for FDIC insurance up to $250,000, cash and cash equivalents were not insured.

As of June 30, 2020 and March 31, 2020, the cash and cash equivalents balance included collateralized securities received under reverse repurchase agreements on the terms presented below:

	June 30, 2020
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	13.11%	$3,253	$-	$3,253
Corporate debt	15.00%	-	168	168
Non-U.S. sovereign debt	4.38%	2,824	-	2,824
Total		$6,077	$168	$6,245

	March 31, 2020
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	14.08%	$9,212	$15	$9,227
Corporate debt	14.25%	108	-	108
Non-U.S. sovereign debt	17.18%	53	257	310
Total		$9,373	$272	$9,645

The securities received by the Company as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Company under reverse repurchase agreements as of June 30, 2020 and March 31, 2020, was $7,247 and $10,272, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 4 - RESTRICTED CASH

Restricted cash consisted of:

	June 30, 2020	March 31, 2020

Brokerage customers’ cash	$629,478	$63,506
Deferred distribution payments	8,534	2,097
Reserve with Central Bank of Russia	569	476
Guaranty deposits	791	518
Total restricted cash	$639,372	$66,597

As of June 30, 2020 and March 31, 2020, the Company’s restricted cash included the cash portion of the funds allocated for cash segregated in a special custody account for the exclusive benefit of our brokerage customers and required reserves with the Central Bank of the Russian Federation which represents cash on hand balance requirements and deferred distribution payments. The deferred distribution payment amount is a reserve held for distribution to stockholders who have not yet claimed their distributions from the 2011 sale of the Company’s oil and gas exploration and production operations of $8,534. This distribution is currently payable, subject to the entitled stockholders completing and submitting to the Company the necessary documentation to claim his, her or its distribution payments. The Company has no control over when, or if, an entitled stockholder will submit the necessary documentation to claim their distribution payment. The entire deferred distribution payment amount was held in cash at June 30, 2020. At March 31, 2020, $6,437 of the deferred distribution payment amount was held in available-for-sale securities including debt securities, certificates of deposit, mutual funds and preferred shares, and $2,097 was held in cash.

NOTE 5 -TRADING AND AVAILABLE-FOR-SALE SECURITIES AT FAIR VALUE

As of June 30, 2020 and March 31, 2020, trading and available-for-sale securities consisted of:

	June 30, 2020	March 31, 2020

Debt securities	$117,422	$87,014
Equity securities	59,662	69,530
Total trading securities	$177,084	$156,544

Equity securities	$1	$1
Certificate of deposit	-	5,076
Mutual investment funds	-	672
Debt securities	-	405
Preferred shares	-	284
Total available-for-sale securities, at fair value	$1	$6,438

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

The valuation hierarchy contains three levels:

•	Level 1 - Valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets.
•	Level 2 - Valuation inputs are quoted market prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets, and other observable inputs directly or indirectly related to the asset or liability being measured.
•	Level 3 - Valuation inputs are unobservable and significant to the fair value measurement.

The following tables present trading securities assets in the condensed consolidated financial statements at fair value on a recurring basis as of June 30, 2020 and March 31, 2020:

		Fair Value Measurements at
		June 30, 2020 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant unobservable units
	June 30, 2020	(Level 1)	(Level 2)	(Level 3)

Debt securities	$117,422	$117,422	$-	$-
Equity securities	59,662	48,029	-	11,633
Total trading securities	$177,084	$165,451	$-	$11,633

Equity securities	$1	$-	$-	$1
Total available-for-sale securities, at fair value	$1	$-	$-	$1

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

The table below presents the Valuation Techniques and Significant Level 3 Inputs used in the valuation as of June 30, 2020 and March 31, 2020. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of June 30, 2020	FV as of March 31, 2020	Significant Unobservable Inputs	%

Equity securities	DCF	$11,259	$11,259	Discount rate	9.50%
				Estimated number of years	9 years
Equity securities	DCF	$374	-	Discount rate	20.3%
				Estimated number of years	10 years

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended June 30, 2020 and the year ended March 31, 2020:

	Trading securities	Available-for-sale securities
Balance as of March 31, 2020	$11,259	$1

Purchase of investments that use Level 3 inputs	374	-

Balance as of June 30, 2020	$11,633	$1

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	Trading securities	Available-for-sale securities
Balance as of March 31, 2019	$504	$2

Sale of investments that use Level 3 inputs	(497)	-
Purchase of investments that use Level 3 inputs	10,430	-
Revaluation of investments that use Level 3 inputs	829	-
Foreign currency translation	(7)	-

Balance as of March 31, 2020	$11,259	$2

	June 30, 2020
	Assets measured at amortized cost	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value

Equity securities	$1	$-	$1

Balance as of June 30, 2020	$1	$-	$1

	March 31, 2020
	Assets measured at amortized cost	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value

Certificate of deposit	$5,050	$26	$5,076
Mutual investment funds	696	(24)	672
Debt securities	456	(51)	405
Preferred shares	306	(22)	284
Equity securities	1	-	1

Balance as of March 31, 2020	$6,509	$(71)	$6,438

In connection with the 2011 sale of the Company’s oil and gas exploration and production operations the Company declared distributions to its stockholders. Certain stockholders, however, never completed and submitted the necessary documentation to establish their right to receive the distributions. The total amount held in reserve by the Company on behalf of such stockholders is equal to available-for-sale securities, at fair value, less equity securities, plus the amount identified as “deferred distribution payments” in Note 4 - Restricted Cash. These funds are currently payable. The Company has no control over when, or if, any entitled stockholder will submit the necessary documentation to establish their claim to receive their distribution payment.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 6 - DERIVATIVE ASSETS

On June 30, 2020, the Company entered into two call option agreements in connection with successfully completing an underwritten securities offering for a third party. Both derivative instruments grant the Company the right to purchase 92.4 million shares and 61.6 million shares, respectively, of such third party at an exercise price of $0.008115 and $0.0122, respectively. The expiration date of the call option agreements is  October 1, 2020. The total value of the call options as of June 30, 2020, was $2,391. All call options are classified as derivative assets in the Condensed Consolidated Balance Sheet and measured at each reporting period using the Black-Scholes Model.

NOTE 7 - BROKERAGE AND OTHER RECEIVABLES, NET

	June 30, 2020	March 31, 2020

Margin lending receivables	$98,469	$107,770
Receivables from brokerage clients	1,668	4,396
Bonds coupon receivable	813	-
Receivable from sale of securities	616	1,498
Bank commissions receivable	352	218
Receivable for underwriting and market-making services	263	67
Other receivables	575	51

Allowance for receivables	(234)	(313)

Total brokerage and other receivables, net	$102,522	$113,687

On June 30, 2020 and March 31, 2020, amounts due from a single related party customer were $68,135 or 66% and $90,696 or 80%, respectively. Based on experience, the Company considers receivables due from related parties fully collectible. As of June 30, 2020, and March 31, 2020, using historical and statistical data, the Company recorded an allowance for brokerage receivables in the amount of $234 and $313, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 8 - LOANS ISSUED

Loans issued as of June 30, 2020, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Subordinated loan	$5,074	December 2022-April 2024	3.69%	-	USD
Uncollateralized non-bank loan	2,331	January 2021 - February 2021	3.00%	-	USD
Subordinated loan	1,389	September 2029	7.00%	-	UAH
Bank customer loans	1,156	July 2020 - May 2044	13.77%	294	RUB
Other loans issued	8	December 2020	4.50%	-	EUR
	$9,958

Loans issued as of March 31, 2020, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Subordinated loan	$5,042	December 2022-April 2024	3.69%	-	USD
Uncollateralized non-bank loan	2,313	January 2021 - February 2021	3.00%	-	USD
Bank customer loans	1,635	July 2020 - May 2044	14.31%	258	RUB
Subordinated loan	1,333	September 2029	7.00%	-	UAH
Uncollateralized non-bank loan	129	March 2021	6.00%	-	RUB
Other loans issued	9	December 2020	4.50%	-	EUR
	$10,461

NOTE 9 - DEFERRED TAX ASSETS

The Company is subject to taxation in the Russian Federation, Kazakhstan, Kyrgyzstan, Cyprus, Ukraine, Uzbekistan, Germany and the United States of America.

The tax rates used for deferred tax assets and liabilities as of June 30, 2020 and March 31, 2020 is 21% for the U.S., 20% for the Russian Federation, Kazakhstan, Kyrgyzstan, 31% for Germany, 12.5% for Cyprus, 18% for Ukraine and 15% for Uzbekistan.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

Deferred tax assets and liabilities of the Company are comprised of the following:

	June 30, 2020	March 31, 2020

Deferred tax assets:
Tax losses carryforward	$949	$1,691
Accrued liabilities	100	7
Depreciation	4	4
Valuation allowance	(586)	(677)
Revaluation on trading securities	-	72
Deferred tax assets	$467	$1,097

Deferred tax liabilities:
Revaluation on trading securities	$775	$513
Other liabilities	14	14

Deferred tax liabilities	$789	$527

Net deferred tax assets/(liabilities)	$(322)	$570

During the three months ended June 30, 2020 and 2019, the effective tax rate was equal to 15.94% and 15.23%, respectively.

Tax losses carryforward as of June 30, 2020 and March 31, 2020 was $949 and $1,691, respectively, and is subject to income tax in US, Russia, Ukraine and Uzbekistan.

NOTE 10 - DEBT SECURITIES ISSUED

	June 30, 2020	March 31, 2020
Debt securities issued denominated in USD	$59,702	$64,783
Debt securities issued denominated in RUB	7,148	6,432
Accrued interest	734	1,081
Total	$67,584	$72,296

As of June 30, 2020, and March 31, 2020, the Company had debt securities issued in the amount of $67,584 and $72,296 respectively. As of June 30, 2020, the Company’s outstanding debt securities had fixed annual coupon rates ranging from 6.5% to 12% and maturity dates ranging from May 2021 to January 2023. The Company’s debt securities include bonds of Freedom KZ and RU issued under Kazakhstani and Russian Federation law, which trade on the KASE and the MOEX, respectively. The Company’s debt securities also include $20,496 in the aggregate amount of notes of FRHC issued from December 2019 to February 2020. The FRHC notes, denominated in USD, have minimum denominations of $100,000, bear interest at an annual rate of 7.000% and are due in 2022.The FRHC notes were issued under Astana International Financial Centre law and trade on the AIX. On June 27, 2020, the Company retired U.S. dollar denominated 8% Freedom KZ bonds that had a carrying value of $4,182 including interest accrued of $166 as of the repayment date.

Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs. Debt securities issued as of June 30, 2020 and March 31, 2020 included $734 and $1,080 accrued interest, respectively. The Freedom notes are actively traded on the AIX, KASE and MOEX.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 11 - CUSTOMER LIABILITIES

The Company recognizes customer liabilities associated with funds held by our brokerage and bank customers. Customer liabilities consist of:

	June 30, 2020	March 31, 2020
Brokerage customers	$717,904	$115,922
Banking customers	90,848	52,510
Total	$808,752	$168,432

As of June 30, 2020, banking customer liabilities consisted of current accounts and deposits of $29,399 and $61,449, respectively. As of March 31, 2020, banking customer liabilities consisted of current accounts and deposits of $25,384 and $27,126, respectively.

NOTE 12 - TRADE PAYABLES

	June 30, 2020	March 31, 2020
Margin lending payable	$36,876	$6,101
Payables to suppliers of goods and services	1,023	202
Coupons payable	718	-
Trade payable for securities purchased	256	1,860
Other	6	235
Total	$38,879	$8,398

On June 30, 2020 and March 31, 2020, trade payables due to a single related party were $22,230 or 57% and $4,306 or 51% respectively.

NOTE 13 - SECURITIES REPURCHASE AGREEMENT OBLIGATIONS

As of June 30, 2020 and March 31, 2020, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	June 30, 2020
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Over 90 days	Total

Securities sold under repurchase agreements
Corporate equity	9.70%	$14,022	$-	$-	$14,022
Corporate debt	10.88%	28,169	-	-	28,169
Non-U.S. sovereign debt	9.04%	16,391	-	-	16,391
Total securities sold under repurchase agreements		$58,582	$-	$-	$58,582

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	March 31, 2020
	Interest rate and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Over 90 days	Total

Securities sold under repurchase agreements
Corporate equity	12.16%	$20,711	$-	$-	$20,711
Corporate debt	13.27%	15,974	-	-	15,974
Non-U.S. sovereign debt	13.00%	11,519	-	-	11,519
Total securities sold under repurchase agreements		$48,204	$-	$-	$48,204

The fair value of collateral pledged under repurchase agreements as of June 30, 2020 and March 31, 2020, was $65,499 and $54,222, respectively.

Securities pledged as collateral by the Company under repurchase agreements are liquid trading securities with market quotes and significant trading volume.

NOTE 14 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2020 and 2019, the Company earned commission income from related parties in the amounts of $30,790 and $19,826 respectively. Commission income earned from related parties is comprised primarily of brokerage commissions and commissions for money transfers by brokerage clients.

During the three months ended June 30, 2020 and 2019, the Company paid commission expense to related parties in the amount of $2,445 and $924, respectively.

As of June 30, 2020 and March 31, 2020, the Company had cash and cash equivalents held in brokerage accounts of related parties totaling $216 and $212, respectively.

As of June 30, 2020 and March 31, 2020, the Company had loans issued to related parties totaling $739 and $1,477, respectively.

As of June 30, 2020 and March 31, 2020, the Company had bank commission receivables and receivables from brokerage clients from related parties totaling $8,982 and $3,611, respectively. Brokerage and other receivables from related parties result principally from commissions receivable on the brokerage operations of related parties.

As of June 30, 2020 and March 31, 2020, the Company had margin lending receivables with related parties totaling $83,401 and $105,892, respectively.

As of June 30, 2020 and March 31, 2020, the Company had margin lending payables to related parties, totaling $32,495 and $4,306, respectively.

As of June 30, 2020 and March 31, 2020, the Company had accounts payable due to a related party totaling $303 and $1,879, respectively.

As of June 30, 2020 and March 31, 2020, the Company had customer liabilities to related parties totaling $579,661 and $26,150, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

As of June 30, 2020 and March 31, 2020, the Company had restricted customer cash deposited in current and brokerage accounts with related parties in the amounts of $12,574 and $25,563.

Brokerage and related banking services, including margin lending, were provided to related parties pursuant standard client account agreements and at standard market rates.

NOTE 15 - STOCKHOLDERS’ EQUITY

During the three months ended June 30, 2020 and 2019 outstanding nonqualified stock options were exercised in the amount of $0 and $99, respectively.

On October 6, 2017,the Company awarded restricted stock grants totalling 3,900,000 shares of its common stock to 16 employees and awarded nonqualified stock options to purchase an aggregate of 360,000 shares of its common stock to two employees. Of the 3,900,000 shares awarded pursuant to the restricted stock grant awards, 1,200,000 shares are subject to two-year vesting conditions and 2,700,000 shares are subject to three-year vesting conditions. All of the nonqualified stock options are subject to three-year vesting conditions. The Company recorded stock-based compensation expense for restricted stock grants and stock options in the amount of $525 during the three months ended June 30, 2020. The Company recorded stock-based compensation expense for restricted stock grants and stock options in the amount of $773 during the three months ended June 30, 2019.

NOTE 16 - STOCK-BASED COMPENSATION

During the three months ended June 30, 2020, no stock options were awarded. Total compensation expense related to outstanding options was $54 for the three months ended June 30, 2020, and $54 for the three months ended June 30, 2019.

As of June 30, 2020, there was total remaining compensation expense of $58 related to stock options, which will be recorded over a weighted average period of approximately 0.27 years.

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

The following is a summary of stock option activity for the three months ended June 30, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, March 31, 2020	120,000	$1.98	7.52	$1,466
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled/expired	-	-	-	-
Outstanding, at June 30, 2020	120,000	$1.98	7.27	$2,005
Exercisable, at June 30, 2020	-	$-	-	$-

During the three months ended June 30, 2020, no restricted shares were awarded.  The compensation expense related to restricted stock grants was $471 during the three months ended June 30, 2020, and $719 during the three months ended June 30, 2019.  As of June 30, 2020, there was $507 of total unrecognized compensation cost related to non-vested shares of common stock granted. The cost is expected to be recognized over a weighted average period of 0.27 years.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

The table below summarizes the activity for the Company’s restricted stock outstanding during the three months ended June 30, 2020:

	Shares	Weighted Average Fair Value
Outstanding, March 31, 2020	2,275,000	$4,777
Granted	-	-
Vested	-	-
Forfeited/cancelled/expired	-	-
Outstanding, at June 30, 2020	2,275,000	$4,777

NOTE 17 - LEASES

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

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of June 30, 2020:

	Classification on Balance Sheet	June 30, 2020
Assets
Operating lease assets	Right-of-use assets	$15,527
Total lease assets		$15,527

Liabilities
Operating lease liability	Operating lease obligations	$15,484
Total lease liability		$15,484

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

Lease obligations at June 30, 2020, consisted of the following:

Twelve months ending March 31,
2021 - remaining after June 30	$5,094
2022	6,384
2023	5,192
2024	1,181
2025	364
Total payments	18,215
Less: amounts representing interest	(2,731)
Lease obligation, net	$15,484
Weighted average remaining lease term (in months)	26
Weighted average discount rate	12%

Lease commitments for short term operating lease as of June 30, 2020 is approximately $479. The Company’s rent expense for office space was $101 and $122 for the three months ended June 30, 2020 and 2019, respectively.

NOTE 18 - SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through the time of filing this quarterly report on Form 10-Q with the SEC. Other than as disclosed below, during this period the Company did not have any additional material recognizable subsequent events.

On July 6, 2020, the Company announced the acquisition of IC Zerich Capital Management JSC (“Zerich”) following receipt of approval from the Russian Federal Antimonopoly Service. Zerich commenced business in 1995 and is one of the oldest securities brokerage firms in Russia, currently ranking as the 19th largest brokerage house in Russia in terms of clients.

On  August 3, 2020, the Company announced that through its wholly-owned subsidiary Freedom KZ, it had entered into an agreement to acquire all of the issued and outstanding ordinary shares of Bank Kassa Nova JSC (“Bank Kassa Nova”) from ForteBank JSC. In connection with the transactions, the parties also expect to enter into agreements to acquire all of the outstanding preferred shares and outstanding subordinated debt of Bank Kassa Nova from the holders thereof.  Closing of these transactions is contingent upon, among other things, receipt of necessary governmental approvals of the transactions in the Republic of Kazakhstan, which the parties expect to occur by the end of the year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”) including our Annual Report on Form 10-K filed with the SEC on July 14, 2020.

Special Note About Forward-Looking Information

Certain information included herein and the documents incorporated by reference in this document, if any, contain statements that may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on management’s current expectations, that involve risks and uncertainties that could cause our results to differ materially from our current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “potential,” and similar expressions, including the negatives of these terms. Our actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of factors, including, but not limited to: (i) the ability of our current management to effectively execute our business strategy; (ii) our capability to compete with financial services companies that have greater experience, financial resources and competitive advantages in the markets where we operate; (iii) our CEO and Chairman owns the controlling interest in our common stock and therefore has the ability to direct our business with his reasonable business judgment without approval of other stockholders; (iv) our capacity to comply with the extensive, pervasive and ever evolving legal, regulatory and oversight requirements, the failure of which could prevent us from conducting our business; (v) volatility in the capital markets, currency fluctuations and general economic conditions; (vi) our ability to attract and retain key management and other properly licensed and experienced personnel to satisfy applicable regulatory standards and operate our business profitably; (vii) our ability to properly manage the market, leverage and customer risks that arise from our trading operations; (viii) our ability to properly address the risks and impacts of the COVID-19 pandemic; (ix) the purchase prices we may pay to complete certain proposed acquisitions; (x) our ability to obtain necessary governmental approval for proposed acquisitions; and (xi) such other risks as set forth elsewhere in this report, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.  We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

Our operating subsidiaries provide financial services including, full-service retail securities brokerage, investment education, securities trading, investment banking and market making activities in Eastern Europe and Central Asia. We are headquartered in Almaty, Kazakhstan, with supporting administrative offices in Russia, Cyprus and the United States.

Our subsidiaries are participants of the KASE, AIX, MOEX, SPBX, UX and UZSE. Our Cyprus office provides our clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S. and European securities markets, which under the regulatory regimes of many jurisdictions where we operate, provide only limited or no direct investor access to international securities markets.

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

Executive Summary

Customer Base

We serviced more than 152,000 client accounts of which more than 55% carried positive cash or asset account balances as of June 30, 2020. Internally, we designate “active accounts” as those in which one transaction occurs per quarter. For the three months ended June 30, 2020, we had approximately 42,000 active accounts.

We have accelerated our growth through several strategic acquisitions which has enabled us to expand our market reach, increase our client base and provide our clientele the convenience of both a state-of-the-art proprietary electronic trading platform, Tradernet, and 84 retail brokerage and financial services offices located across Kazakhstan (17), Kyrgyzstan (1), Russia (42), Uzbekistan (8), Ukraine (13), Cyprus (2) and Germany (1) that provide an array of financial services, investment consulting and education. In Russia 15 of our brokerage and financial services offices also provide banking services to firm customers.

Significant Events

On July 2, 2020, we announced we had retired certain US dollar denominated 8% Freedom KZ bonds. On June 27, 2020, we had retired Freedom KZ bonds that had a carrying value of $4,182 including interest accrued of $166 as of the repayment date.

In July 2020, we announced that we had completed the acquisition of Zerich following receipt of approval from the Russian Federal Antimonopoly Service to complete the acquisition. Zerich commenced business in 1995 and is one of the oldest securities brokerage firms in Russia, currently ranking as the 19th largest brokerage house in Russia in terms of clients.

In August 2020, we announced that we have entered into an agreement to acquire all of the issued and outstanding ordinary shares of Bank Kassa Nova from ForteBank. We also expect to enter into agreements to acquire all of the outstanding preferred shares and subordinated debt of Bank Kassa Nova from the holders thereof. Bank Kassa Nova was established in 2009 and currently has nine branch offices across Kazakhstan. The acquisition of Bank Kassa Nova is expected to enhance our financial services offerings in Kazakhstan where our Freedom KZ currently operates 17 retail brokerage offices serving Kazakhstani clientele. The Bank Kassa Nova acquisition is an extension of our successful strategy pioneered in Russia where we operate securities brokerage activities through Freedom RU in tandem with focused banking services provided by FFIN Bank to deliver a wide range of services to clients.Closing of the Bank Kassa Nova transaction is contingent upon, among other things, receipt of necessary governmental approvals of the transaction in the Republic of Kazakhstan, which the parties expect to occur by the end of the year. Upon completion of the transaction Bank Kassa Nova will be a wholly-owned subsidiary of Freedom KZ.

Impact of COVID-19

During the initial stages of the COVID-19 pandemic outbreak in the first few months of 2020, the markets declined sharply. This led to significant intervention from the U.S. Federal Reserve Bank, other central banks and various governments which led to a sharp rebound in the financial markets during the second calendar quarter of 2020 and stimulated significant activity in the equity and debt capital markets. As a result, we experienced strong growth in fee and commission income realized from increased customer activity, as well as a significant gain in our proprietary portfolio.

We continue to monitor conditions surrounding COVID-19, as well as economic and capital market condition. We experienced significant growth in commission and fee revenue and gains on our proprietary trading during the quarter ended June 30, 2020. We believe, however, much of that growth may be attributed to the unique market conditions experienced from February 2020 through June 2020 and we cannot, at this time, predict with any certainty whether similar events will repeat in future periods. We believe the ultimate extent of the impact of COVID-19 on our business, operational and financial performance over the longer term will depend on certain developments, including the duration and spread of the outbreak, including secondary outbreaks, and the impact on our customers, employees and the markets in which we operate, all of which continue to be uncertain and cannot be predicted. At this time, the extent to which COVID-19 may impact our business, financial condition, liquidity, results of operations or cash flows cannot be reasonably estimated.

Financial Results

During the three months ended June 30, 2020, we realized net income of approximately $24.3 million and basic and diluted earnings per share of $0.42. As a result of the strengthening of our functional currencies against our reporting currency and the resulting foreign currency translation adjustment, net of tax, we realized foreign currency translation adjustments of approximately $8.7 million, resulting in comprehensive income of approximately $33 million during the three months ended June 30, 2020.

All dollar amounts reflected under the headings “Results of Operations,” “Liquidity and Capital Resources,” and “Cash Flows” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands of U.S. dollars unless the context indicates otherwise.

Results of Operations

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

The following quarter-to-quarter comparison of our financial results is not necessarily indicative of future results.

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Amount	%*	Amount	%*
Revenue:
Fee and commission income	$43,339	77%	$22,592	77%
Net gain on trading securities	9,084	16%	2,562	9%
Interest income	4,249	7%	4,131	14%
Net loss on foreign exchange operations	(248)	0%	(36)	0%
Net loss on derivatives	(9)	0%	-	0%
Total revenue, net	56,415	100%	29,249	100%

Expense:
Interest expense	3,744	7%	3,163	11%
Fee and commission expense	9,769	17%	4,031	14%
Operating expense	14,426	26%	13,130	45%
Recovery of impairment losses	(378)	(1%)	(1,073)	(4%)
Other (income)/expense, net	(27)	0%	308	1%
Total expense	27,534	49%	19,559	67%

Net income before income tax	28,881	51%	9,690	33%
Income tax expense	(4,605)	(8%)	(1,476)	(5%)
Net income	$24,276	43%	8,214	28%

Less: Net income attributable to noncontrolling interest in subsidiary	423	1%	-	-
Net income attributable to common stockholders	$23,853	42%	8,214	28%

Other comprehensive income
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	71	0%	-	0%
Foreign currency translation adjustments, net of tax	8,633	15%	643	2%
Comprehensive income before noncontrolling interests	32,980	58%	8,857	16%
Less: comprehensive income attributable to noncontrolling interest in subsidiary	423	1%	-	0%
Comprehensive income attributable to common stockholders	$32,557	58%	$8,857	30%

____________

*  Reflects percentage of total revenues, net.

Revenue

We derive revenue primarily from gains realized from fee and commission income earned from our retail brokerage clients, underwriting and market making activities, our proprietary trading activities, and interest income.

	Three Months Ended June 30, 2020		Three Months Ended June 30 2019		Change
	Amount	%	Amount	%	Amount	%
Fee and commission income	$43,339	77%	$22,592	77%	$20,747	92%
Net gain on trading securities	9,084	16%	2,562	9%	6,522	255%
Interest income	4,249	7%	4,131	14%	118	3%
Net loss on foreign exchange operations	(248)	0%	(36)	0%	(212)	589%
Net loss on derivative	(9)	0%	-	0%	(9)	(100%)

Total revenue, net	$56,415	100%	$29,249	100%	$27,166	93%

During the three months ended June 30, 2020 and 2019, we realized total net revenue of $56,415 and $29,249, respectively. Revenue during the three months ended June 30, 2020, was significantly higher than the three months ended June 30, 2019, primarily due to increased fee and commission income and a net gain on our proprietary trading activities.

Fee and commission income. Fee and commission income consisted principally of broker fees from customer trading and related banking services, underwriting and market making services. During the three months ended June 30, 2020 and 2019, fees and commissions generated from brokerage and related banking services were $43,339 and $22,592, respectively, an increase of $20,747.

During the three months ended June 30, 2020, fees and commissions from brokerage services increased $16,785 as compared to the three months ended June 30, 2019. As discussed above, we believe this growth, primarily resulted from the unique market characteristics surrounding the initial outbreak and reaction to the COVID-19 pandemic, including the significant decline and subsequent rebound in the equity and debt capital markets, which created, at least among our customers, significantly increased trading volumes and customer activity. We believe at least a portion of this growth was also the result of our ongoing efforts to expand our brokerage customer base. Fees and commissions from related banking services increased during the three months ended June 30, 2020 by $690 compared to the three months ended June 30, 2019. Fees for bank services consist primarily of wire transfer fees, commissions for payment processing and commissions for currency exchange operations. Fees and commissions realized from underwriting services increased by $3,272 during the three months ended June 30, 2020, due to our engaging in more underwritings and activities compared to the three months ended June 30, 2019. As noted above, because of the uncertainty relating to the COVID-19 pandemic, we cannot at this time predict with any certainty whether market conditions similar to those experienced during the quarter ended June 30, 2020, which we believe contributed significantly to the growth in fee and commission income, will repeat in future periods.

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

During the three months ended June 30, 2020, we recognized a net gain on trading securities of $9,084, which included $11,290 of realized net gain and $2,206 of unrealized net loss compared to a net gain of $2,562 on trading securities for the three ended June 30, 2019, which included $5,041 of realized net gain and $2,479 of unrealized net loss. As with the growth in fee and commission income, we believe the unique market conditions that existed during the quarter ended June 30, 2020, contributed significantly to the increase in net gain on trading securities during the three months ended June 30, 2020. Other contributing factors to the increase in net gain on trading securities during the three months ended June 30, 2020, included increased use and success of intraday algorithmic and market-making activities on the SPBX outside of regular U.S. market hours. During the quarter ended June 30, 2020, we also continued our efforts to reallocate a portion of our proprietary trading portfolio from equity securities to fixed income instruments,  We intend to continue this strategy unless changes in market, economic or our financial condition dictate otherwise.

Interest income. During the three months ended June 30, 2020 and 2019, we recorded interest income from several sources: interest income on trading securities, interest income on cash and cash equivalents held in financial institutions, and interest income on reverse repurchase transactions and amounts due from banks. Interest income on trading securities consists of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading accounts. During the three months ended June 30, 2020, we realized interest income of $4,249 compared to $4,131 for the three months ended June 30, 2019. The increase in interest income of $118 was the result of increased interest income on trading securities in the amount of $345 which was partially offset by decreased interest income from loans to customers in the amount of $147, decreased interest income from reverse repurchase transactions in the amount of $64 and decreased interest income due from banks in the amount of $16.

During the three months ended June 30, 2020, we realized higher interest income from trading securities because we reallocated a portion of our proprietary trading portfolio from equity instruments to fixed income instruments. In particular,dividend income was lower by $588 and interest income from debt securities increased $933. Interest income from reverse repurchase transactions was also lower by $64 during the three months ended June 30, 2020, because we decreased the volume of reverse repurchase transactions as compared to the three months ended June 30, 2019.

Net loss on foreign exchange operations. Net losses on foreign exchange operations resulted from revaluation of assets and liabilities denominated in currencies other than the reporting currency. During the three months ended June 30, 2020, we realized a net loss on foreign exchange operations of $248 compared to a net loss of $36 during the three months ended June 30, 2019. In accordance with U.S. GAAP, we are required to revalue assets denominated in foreign currencies into our reporting currency, which is the U.S. dollar.

During the three months ended June 30, 2020, the value of the Kazakhstani tenge and the Russian ruble appreciated by 9% and 10%, respectively, against the U.S. dollar. As a result of an increase in Kazakhstani tenge denominated financial liabilities we held at June 30, 2020, coupled with the aforementioned appreciation in value of the Kazakhstani tenge against the U.S. dollar, we realized a $32 loss on foreign exchange revaluations. Due to the appreciation in value of the Russian ruble against the U.S. dollar and an increase in U.S. dollar denominated assets held by our subsidiary Freedom RU, we also realized a net loss on foreign exchange operations of $3,636.

Our subsidiary Freedom KZ also realized a negative revaluation of U.S. dollar denominated trading securities in the amount of $1,476 during the three months ended June 30, 2020, as a result of  the above-mentioned increase in value of the Kazakhstani tenge. These losses were partially offset by gains on the revaluation of corporate bonds indexed to the U.S. dollar issued by Freedom KZ of $1,519 and corporate bonds denominated in U.S. dollars issued by Freedom RU  in the amount of $3,248 due to appreciation of Kazakhstani tenge and Russian ruble against U.S. dollar. We also realized a net gain on foreign exchange operations of $179 due to a higher volume of cash and non-cash foreign exchange operations executed by FFIN Bank.

Expense

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019		Change
	Amount	%*	Amount	%*	Amount	%
Interest expense	$3,744	14%	$3,163	16%	$581	18%
Fee and commission expense	9,769	36%	4,031	21%	5,738	142%
Operating expense	14,426	51%	13,130	67%	1,296	10%
Recovery of impairment losses	(378)	(1%)	(1,073)	(5%)	695	(65%)
Other (income)/expense , net	(27)	0%	308	2%	(335)	(109%)
Total expense/(income)	$27,534	100%	$19,559	100%	$7,975	41%

During the three months ended June 30, 2020 and 2019, we incurred total expenses of $27,534 and $19,559, respectively. Expenses during the three months ended June 30, 2020, increased primarily as a result of a significant increase in fee and commission expense that accompanied the substantial growth in fee and commission income.

Interest expense. During the three months ended June 30, 2020, we recognized total interest expense of $3,744, compared to $3,163 during the three months ended June 30, 2019. The increase in interest expense of $581 was primarily attributable to an increase in interest expense for customer accounts totaling $474, interest expense for loans received totaling $9 and an increase in interest expense related to the issuance of debt securities totaling $887. This increase was partially offset by decreased interest expense due to a lower volume of short-term financing attracted by means of securities repurchase agreements totaling $789.

Fee and commission expense. During the three months ended June 30, 2020, we recognized fee and commission expense of $9,769, compared to fee and commission expense of $4,031 during the three months ended June 30, 2019. The increase of $5,738 was associated with higher commission fees paid for bank services of $198 and brokerage fees to our prime brokers of $5,697 and was partially offset by decreases in commission fees paid to the Central Depository and stock exchanges of $157. The increases in fee and commission expense was the result of both increased transaction volume from our existing clients and growth in our customer base.  Generally, we expect fee and commission expense to increase and decrease in correspondence with increases and decreases in fee and commission income.

Operating expenses. During the three months ended June 30, 2020, operating expenses totaled $14,426, compared to $13,130 during the three months ended June 30, 2019. The increase of $1,296 is primarily attributable to higher general and administrative expenses related to the expansion of our operations, including a $1,660 increase in payroll and bonuses, a $192 increase in expenses for office supplies, a $138 in repairs, a $123 in lease expense, a $77 in communication services, a $44 increase in depreciation and amortization, and other expenses. During the three months ended June 30, 2020, we realized decreases in advertising expenses by $371, stock compensation expenses by $249, business travel expenses by $202 and professional services by $116.

Recovery of impairment losses. During the three months ended June 30, 2020, receivables in the amount of approximately $325 were repaid, including $320, which management had previously estimated may be uncollectible and for which management had recognized an impairment loss in a prior period. This recovery was partially offset by an additional provision for impairment losses in the amount of approximately $85.

Income tax expense

We recognized net income before income tax of $28,881 during the three months ended June 30, 2020, and net income before income tax of $9,690 during the three months ended June 30, 2019, respectively. During the three months ended June 30, 2020, we realized an income tax expense of $4,605 compared to an income tax expense of $1,476 during the three months ended June 30, 2019, as a result of the increase in revenues we realized from our operating activities and the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate along with the incremental U.S. tax on Global Intangible Low-taxed Income (“GILTI”).

Comprehensive income

The functional currencies of our operating subsidiaries are the Russian ruble, Kazakhstani tenge, European euro, Ukrainian hryvnia and Uzbekistani sum. Our reporting currency is the U.S. dollar. Pursuant to U.S. GAAP we are required to revalue our assets from our functional currencies to our reporting currency for financial reporting purposes. As a result of appreciation of the Russian ruble by 10% and Kazakhstani tenge by 9% against the U.S. dollar we realized a foreign currency translation loss of $248 during the three months ended June 30, 2020, compared to $36 loss realized during the three months ended June 30, 2019. During the three months ended June 30, 2020, we realized a gain on foreign currency translation of $8,633, which when coupled with net income from the same quarter, resulted in comprehensive income of $32,980. By comparison, during the three months ended June 30, 2019, we realized a $643 gain on foreign currency translation, which, when coupled with our net loss during that same period, resulted in a comprehensive loss of $8,857.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet our potential cash requirements for general business purposes. Our operations are funded through a combination of existing cash on hand, cash generated from operations, proceeds from the issuance of common stock, proceeds from the sale of bonds of our subsidiaries, our credit facility and other borrowings and capital contributions from our controlling stockholder.  Regulatory requirements applicable to our subsidiaries require each of them to maintain minimum capital levels.

As of June 30, 2020, we had cash and cash equivalents of $199,303 and restricted cash of $639,372 compared to cash and cash equivalents of $63,208 and restricted cash of $66,597, as of March 31, 2020.  At June 30, 2020, we had total assets of $1,169,556 and total liabilities of $1,007,014, including customer liabilities of $808,752. By comparison, at March 31, 2020, we had total assets of $453,523 and total liabilities of $324,486, including customer liabilities of $168,432. At June 30, 2020, we had net liquid assets of $488,269 consisting of cash and cash equivalents, trading securities, brokerage and other receivables and other assets compared to $342,501 at March 31, 2020. Restricted cash and a portion of cash and cash equivalents includes cash that belongs to our customers and others. This is reflected in customer liabilities and deferred distribution payments.  Customer liabilities fluctuates on a daily basis. When our customers close securities positions and move to cash, when they initially deposit cash into their accounts, or during other times when they are holding cash in their accounts, restricted cash, cash and cash equivalents and customer liabilities all increase.  Similarly, when our customers move from cash positions to securities positions, restricted cash, cash and cash equivalents and customer liabilities decrease. While restricted cash, cash and cash equivalents and customer liabilities were each significantly higher at June 30, 2020 than at March 31, 2020, we do not believe this marks a fundamental change in our financial condition or results of operations. Rather, we believe these increases are primarily attributable to timing of clients transitioning from securities positions to cash, including profit taking by customers, and some customers becoming more active in the markets and increasing their cash deposits with us at June 30, 2020.

Currency fluctuations during the periods discussed above led to a 10% increase in the value of the Russian ruble against the U.S. dollar and a 9% increase in the Kazakhstani tenge against the U.S. dollar during the period from March 31, 2020 to June 30, 2020. As a result, in accordance with U.S. GAAP, balance sheet items denominated in Russian rubles and Kazakhstani tenge had to be revalued.  This caused us to realize a $248 net loss on foreign exchange operations and a foreign currency translation gain of $8,633 during the three months ended June 30, 2020.

As of June 30, 2020, the value of the trading securities held in our proprietary trading account totaled $177,084 compared to $156,544 at March 31, 2020. This growth in trading securities was primary attributable to the appreciation of the Kazakhstani tenge and Russian ruble against the U.S. dollar on the Kazakhstani tenge and Russian ruble denominated securities held in our portfolio, coupled with higher market values of the securities held in our proprietary portfolio and the acquisition of additional fixed income trading securities.

As of June 30, 2020, $65,499 or 37%, of the trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $54,222, or 35% as of March 31, 2020. Of the $199,303 in cash and cash equivalents we held at June 30, 2020, $6,245, or approximately 3%, were subject to reverse repurchase agreements. By comparison, at March 31, 2020, we had cash and cash equivalents of $63,208, of which $9,645, or 15%, were subject to reverse repurchase agreements.

As of June 30, 2020, and March 31, 2020, we had outstanding debt securities totaling $67,584 and $72,296 respectively. Our outstanding debt securities include outstanding bonds of our subsidiaries Freedom KZ and Freedom RU. These bonds have fixed annual coupon rates ranging from 6.5% to 12% and maturity dates ranging from May 2021 to January 2023. The Freedom KZ and Freedom RU bonds were issued under Kazakhstani and Russian Federation law, respectively, and trade on KASE and MOEX, respectively. During the three months ended June 30, 2020, neither Freedom KZ nor Freedom RU placed any bonds. Our debt securities also include $20,496 in the aggregate amount of notes of FRHC issued from December 2019 to February 2020. The FRHC notes are denominated in U.S. dollars, have minimum denominations of $100,000, bear interest at an annual rate of 7.000% and are due in 2022. The FRHC notes were sold only in Kazakhstan to non-U.S. persons in compliance with Astana International Financial Centre law and trade on the Astana International Exchange.

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

As noted elsewhere in the report, in July 2020 we completed the acquisition of Zerich for $7,056. In August we entered into an agreement to acquire all of the outstanding ordinary shares of Bank Kassa Nova. In connection with that transaction we also expect to acquire all of the outstanding preferred shares and subordinated debt of Bank Kassa Nova. Closing of the Bank Kassa Nova acquisition is contingent upon, among other things, receipt of necessary governmental approvals. The purchase price to acquire the ordinary shares of Bank Kassa Nova will be equal to: (i) the bank’s equity as of June 30, 2020, which was approximately $41,478; (ii) minus approximately $4,094; (iii) multiplied by 1.1; (iv) subject to adjustment for differences between the net book value of certain assets of Bank Kassa Nova to be purchased by the seller prior to closing and the actual price at which those assets are sold to seller. The parties have agreed that the purchase price for the preferred shares will be approximately $2,492 and the purchase price for the subordinated debt will be equal to the aggregate sum of the nominal value of the subordinated debt and any accrued but unpaid interest associated with the subordinated debt as of December 23, 2020, the anticipated closing date. For informational purposes only, the aggregate outstanding balance of the subordinated debt, including accrued but unpaid interest, of Bank Kassa Nova as of June 30, 2020, was approximately $9,625. The Bank Kassa Nova acquisition agreements are denominated in Kazakhstani tenge. All U.S. dollar amounts stated in this paragraph relating to the Bank Kassa Nova transaction were calculated based on the Kazakhstani tenge to U.S. dollar conversion rate on July 29, 2020, of 417.29 tenge to one U.S. dollar, as reported on www.bloomberg.com and are provided for informational purposes only. The amount paid at closing could vary materially from what is disclosed in this paragraph based on, among other things, bank operations, adjustments to the purchase price for assets to be acquired by seller from the bank prior to closing, accrual of unpaid interest on the subordinated debt, and exchange rate fluctuations between July 29, 2020 and the closing the Bank Kassa Nova transaction. Additional details regarding the Bank Kassa Nova acquisition are available in the Current Report on Form 8-K we filed with the SEC on August 3, 2020.

We believe that our current cash and cash equivalents, cash expected to be generated from operating activities, and forecasted returns from our proprietary trading will be sufficient to meet our working capital needs for the next 12 months. We monitor our financial performance to ensure adequate liquidity to fund operations and execute our business plan.

Cash Flows

The following table presents our cash flows for the three months ended June 30, 2020 and 2019:

	For the three months ended June 30, 2020	For the three months ended June 30, 2019

Net cash flows from operating activities	$690,726	$113,566
Net cash flows from/(used in) investing activities	5,234	(714)
Net cash flows used in financing activities	(980)	(19,551)
Effect of changes in foreign exchange rates on cash and cash equivalents	13,890	2,616

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$708,870	$95,917

Net cash from operating activities during the three months ended June 30, 2020, was $690,726. By comparison, during the three months ended June 30, 2019, net cash from operating activities was $113,566. Net cash from operating activities during the three months ended June 30, 2020, was driven by net income adjusted for non-cash movements (depreciation and amortization, non-cash lease expense, non-cash stock compensation expense, unrealized gain on trading securities, allowance for receivables) and net cash from operating activities primarily from changes in operating assets and liabilities, including a $621,166 increase in customer liabilities resulting principally from customers holding larger cash positions at June 30, 2020, and from deposits from new customers and increased deposits from existing customers, a $16,844 decrease in brokerage and other receivables, a $7,517 increase in trading securities primarily from increased purchase of securities held in our proprietary account, and a $30,321 increase in trade payables for margin, which principally resulted from margin lending payables.

During the three months ended June 30, 2020, net cash from investing activities was $5,234 compared to cash used in investing activities $714 during the three months ended June 30, 2019. Cash used in investing activities during the three months ended June 30, 2020, was received from proceeds on sale of investments available for sale of $6,508, which was partially offset by the purchase of fixed assets, net of sales, of $1,274.  Cash used in investing activities during the three months ended June 30, 2019, was used for the purchase of fixed assets.

During the three months June 30, 2020, net cash used in financing activities was $980, compared to $19,551 during the three months ended June 30, 2019. Net cash used in financing activities during the three months ended June 30, 2020, consisted principally ofthe repurchase of outstanding debt securities of $7,300, which was largely offset by proceeds from securities repurchase agreement obligations in the amount of $5,275 and proceeds from issuing debt securities of $1,045. Net cash used in financing activities during the three months ended June 30, 2019, consisted principally of securities repurchase agreement obligations in the amount of $16,919 and repayment of loans received in the amount of $3,916, which were only partially offset by proceeds from the issuance of debt securities of Freedom KZ totaling $1,194 and stock option exercises in the amount of $99.

Contractual Obligations and Contingencies

For a discussion of our significant contractual obligations and contingencies, please see Note 17 to our condensed consolidated financial statements.

Off-Balance Sheet Financing Arrangements

As of June 30, 2020, we had no off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of end of the period covered by this quarterly report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the 2013 framework of the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) our principal executive officer and principal financial officer concluded that as of June 30, 2020, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Aside from improvements made in connection with the documentation and testing of internal control over financial reporting as part of the foregoing internal control evaluation, during the three months ended June 30, 2020, no other changes occurred that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as disclosed below, we believe there are no additions to the risk factors disclosed in our annual report on Form 10-K for the year ended March 31, 2020, filed with the SEC on July 14, 2020.

The outbreak of the COVID-19 pandemic has impacted and will likely continue to impact the global economy, global financial markets and our business which may have a material impact on our business, financial condition and results of operations.

In March 2020, the World Health Organization recognized the outbreak of a novel strain of coronavirus, COVID-19, as a pandemic. The pandemic has affected every country in which we operate. In response to the pandemic, governments and communities have taken measures to contain the spread of the COVID-19 pandemic, including temporary closures of businesses; social distancing; travel restrictions; “shelter in place” and other governmental regulations; which has caused significant volatility in the financial markets and general economic conditions. These measures have negatively impacted businesses, market participants, financial markets and the global economy and could continue to do so for a prolonged period of time.

In response to local COVID-19 related restrictions in the countries where we operate, we implemented our business continuity plan and transitioned a significant percentage of our employees to working remotely.  For those functions that cannot be performed remotely, we have implemented a number of measures to maintain the health and safety of our employees and customers, including reducing the hours our branch offices are open, meeting with customers only by appointment, limiting customer interaction to functions that cannot be performed remotely, limiting non-essential travel, cancelling in-person work-related meetings, and temperature screening.  Widespread illness among our employees or customer or long-term continuation of such measures could negatively impact our business.

Our business continuity efforts have allowed us to continue operations with minimal business interruptions.  We continue to monitor developments and will return non-essential employees to work and expand customer services only when we believe it is safe to do so.

While we experienced continued growth in customer deposits, both from existing customer supplementing their existing accounts and new customer account openings and higher commissions and fees during the fiscal quarter ended June 30, 2020, there is no guarantee that this trend will continue, or that over the longer term we will not experience a significant adverse impact on our financial condition and results of operations in upcoming periods.  The extent of the impact of COVID-19 on our business, operational and financial performance in future periods will likely depend on certain developments, including the duration and spread of the outbreak, secondary outbreaks, the impact on our customers, employees and the markets in which we operate and further governmental action, all of which is uncertain at this time and cannot be predicted. The extent to which COVID-19 may impact our business, financial condition, liquidity, results of operations, cash flows, strategies and prospects cannot be reasonably estimated at this time.

Item 6. Exhibits

Exhibits. The following exhibits are filed or furnished, as applicable, as part of this report:

Exhibit No.	Exhibit Description

2.01	Bank Kassa Nova JSC (Subsidiary Bank of ForteBank JSC) Ordinary Share Purchase and Sale Agreement, dated July 29, 2020, by and between ForteBank JSC and Freedom Finance JSC(1)
2.02

Form of Preferred Shares Sale and Purchase Agreement of Bank Kassa Nova Joint-Stock Company (Subsidiary Bank of ForteBank Joint-Stock Company) by and between Mr. Bulat Zhamitovich Utemuratov and Freedom Finance JSC(1)

4.02	Terms and Conditions of FRHC 7.000% Interest Notes due December 2022(2)
4.03	Exchange Bond Terms and Conditions in the Framework of the Exchange Bond Program(3)
23.01	Consent of Independent Registered Public Accounting Firm*
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101

The following Freedom Holding Corp. financial information for the periods ended June 30, 2020, formatted in XBRL (eXtensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.*

___________

*   Filed herewith.

(1)   Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2020.

(2)   Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 10, 2020.

(3)   Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on July 14, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM HOLDING CORP.

Date: August 10, 2020	/s/ Timur Turlov
Timur Turlov
Chief Executive Officer

Date: August 10, 2020	/s/ Evgeniy Ler
Evgeniy Ler
Chief Financial Officer

