Form 10-Q
period 2020-09-30
Freedom Holding Corp.
filed 2020-11-09
CIK 924805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, the registrant had 58,358,212 shares of common stock, par value $0.001, issued and outstanding.

FREEDOM HOLDING CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION		Page

Item 1.	Unaudited Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2020 and March 31, 2020	3

	Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income for the Three Months and Six Months Ended September 30, 2020 and 2019	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2020 and 2019	5

	Condensed Consolidated Statements of Shareholders’ Equity for the Three and Six Months Ended September 30, 2020 and 2019	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 6.	Exhibits	62

Signatures		63

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	September 30, 2020	March 31, 2020
ASSETS
Cash and cash equivalents	$443,439	$63,208
Restricted cash	108,185	66,597
Trading securities	311,832	156,544
Derivative assets	1,383	-
Available-for-sale securities, at fair value	1	6,438
Brokerage and other receivables, net	157,701	113,687
Loans issued	9,695	10,461
Deferred tax assets	-	570
Fixed assets, net	6,976	6,384
Intangible assets, net	6,883	3,422
Goodwill	2,670	2,607
Right-of-use asset	13,648	14,543
Prepayment on acquisition	4,170	-
Other assets, net	9,935	9,062

TOTAL ASSETS	$1,076,518	$453,523
LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt securities issued	$66,462	$72,296
Customer liabilities	525,929	168,432
Trade payables	92,964	8,398
Deferred distribution payments	8,534	8,534
Securities repurchase agreement obligations	182,848	48,204
Current income tax liability	5,135	1,407
Lease liability	13,565	14,384
Deferred tax liabilities	790	-
Other liabilities	4,575	2,831

TOTAL LIABILITIES	900,802	324,486
Commitments and Contingent Liabilities	-	-
SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 58,358,212 shares issued and outstanding as of September 30, 2020 and March 31, 2020, respectively	58	58
Additional paid in capital	103,945	102,890
Retained earnings	113,878	66,335
Accumulated other comprehensive loss	(40,189)	(37,974)

TOTAL EQUITY ATTRIBUTABLE TO THE COMPANY	177,692	131,309

Non-controlling interest	(1,976)	(2,272)
TOTAL SHAREHOLDERS’ EQUITY	175,716	129,037

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,076,518	$453,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)

(All amounts in thousands of United States dollars, unless otherwise stated)

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Revenue:

Fee and commission income	$54,277	$26,363	$97,616	$48,955
Net gain on trading securities	8,302	3,947	17,386	6,509
Interest income	4,948	1,805	9,197	5,936
Net gain on foreign exchange operations	3,020	875	2,772	839
Net (loss) on derivative assets	(837)	-	(846)	-

TOTAL REVENUE, NET	69,710	32,990	126,125	62,239

Expense:
Interest expense	4,699	2,737	8,443	5,901
Fee and commission expense	20,021	4,512	29,790	8,543
Operating expense	15,867	14,385	30,293	27,514
Provision/(recovery) for impairment losses	1,044	(395)	666	(1,468)
Other (income)/expense, net	(68)	249	(95)	557

TOTAL EXPENSE	41,563	21,488	69,097	41,047
NET INCOME BEFORE INCOME TAX	28,147	11,502	57,028	21,192

Income tax expense	(4,584)	(2,866)	(9,189)	(4,342)

NET INCOME	23,563	8,636	47,839	16,850

Less: Net income/(loss) attributable to noncontrolling interest in subsidiary	(127)	(129)	296	(129)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$23,690	$8,765	$47,543	$16,979

OTHER COMPREHENSIVE INCOME/(LOSS)
Change in unrealized gain on available-for-sale securities, net of tax effect	$-	$27	$-	$27
Reclassification adjustment relating to available-for-sale securities disposed of in the period, net of tax effect	-	-	71	-
Foreign currency translation adjustments, net of tax effect	(10,919)	(2,076)	(2,286)	(1,433)

COMPREHENSIVE INCOME BEFORE NONCONTROLLING INTERESTS	$12,644	$6,587	$45,624	$15,444

Less: Comprehensive income/(loss) attributable to noncontrolling interest in subsidiary	(127)	(129)	296	(129)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$12,771	$6,716	$45,328	$15,573
BASIC NET INCOME PER COMMON SHARE	$0.40	$0.15	$0.82	$0.29
DILUTED NET INCOME PER COMMON SHARE	$0.40	$0.15	$0.82	$0.29
Weighted average number of shares (basic)	58,358,212	58,093,212	58,358,212	58,073,157
Weighted average number of shares (diluted)	58,462,138	58,309,147	58,460,058	58,280,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	For the six months ended
	September 30, 2020	September 30, 2019

Cash Flows From Operating Activities
Net income	$47,839	$16,850
Adjustments to reconcile net income from operating activities:
Depreciation and amortization	1,655	1,382
Noncash lease expense	3,302	2,628
Loss on sale of fixed assets	-	201
Change in deferred taxes	1,465	670
Stock compensation expense	1,055	1,554
Share based payment	-	836
Unrealized (gain)/loss on trading securities	(263)	247
Net loss on derivatives	885	-
Net change in accrued interest	(328)	530
Allowance/(recoveries) for receivables	666	(1,468)
Changes in operating assets and liabilities:
Lease liabilities	(3,188)	(3,104)
Derivative assets	(2,311)	-
Trading securities	(156,896)	1,513
Brokerage and other receivables	(48,257)	150
Loans issued	501	(4,215)
Other assets	(804)	(5,469)
Derivative liabilities	-	80
Customer liabilities	361,634	69,954
Current income tax liability	3,847	1,852
Trade payables	84,777	(25,570)
Securities sold, not yet purchased	-	3,631
Other liabilities	1,457	254
Net cash flows from operating activities	297,036	62,506

Cash Flows From Investing Activities
Purchase of fixed assets	(2,129)	(1,903)
Proceeds from sale of fixed assets	271	245
Proceeds from sale/(purchase) of available-for-sale securities, at fair value	6,437	(8,560)
Prepayment on acquisition	(4,170)	-
Consideration paid for Zerich Capital Management	(7,110)	-
Cash, cash equivalents and restricted cash received from acquisitions	27,991	-

Net cash flows from/(used in) investing activities	21,290	(10,218)

Cash Flows From Financing Activities
Repurchase/(repayment) of securities repurchase agreement obligations	138,149	(1,404)
Proceeds from issuance of debt securities	1,991	2,909
Repurchase of debt securities	(8,196)	(4,441)
Repayment of loans received	-	(3,919)
Exercise of options	-	99
Net cash flows from/(used in) financing activities	131,944	(6,756)

Effect of changes in foreign exchange rates on cash and cash equivalents	(28,451)	(1,900)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	421,819	43,632
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	129,805	88,420
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$551,624	$132,052

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	For the six months ended
	September 30, 2020	September 30, 2019

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,498	$5,137
Income tax paid	$3,389	$1,825

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$-	$16,979
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$1,406	$-

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the statement of cash flow:

	September 30, 2020	September 30, 2019

Cash and cash equivalents	$443,439	$63,208
Restricted cash	108,185	66,597
Total cash, cash and cash equivalents and restricted cash as shown in the statement of cash flows	$551,624	$132,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in	Retained	Accumulated other comprehensive	Non-controlling
	Shares	Amount	capital	earnings	loss	interest	Total

June 30, 2020	58,358,212	$58	$103,415	$90,188	$(29,270)	$(1,849)	$162,542

Stock based compensation	-	-	530	-	-	-	530
Translation difference	-	-	-	-	(10,919)	-	(10,919)
Net income/(loss)	-	-	-	23,690	-	(127)	23,563

September 30, 2020	58,358,212	$58	$103,945	$113,878	$(40,189)	$(1,976)	$175,716

March 31, 2020	58,358,212	$58	$102,890	$66,335	$(37,974)	$(2,272)	$129,037

Stock based compensation	-	-	1,055	-	-	-	1,055
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	-	-	-	-	71	-	71
Translation difference	-	-	-	-	(2,286)	-	(2,286)
Net income	-	-	-	47,543	-	296	47,839

September 30, 2020	58,358,212	$58	$103,945	$113,878	$(40,189)	$(1,976)	$175,716

	Common Stock		Additional paid in	Retained	Accumulated other comprehensive	Non-controlling
	Shares	Amount	capital	earnings	loss	interest	Total

June 30, 2019	58,093,212	$58	$99,965	$49,712	$(22,409)	$-	$127,326

Exercise of options	-	-	-	-	-	-	-
Stock based compensation	-	-	781	-	-	-	781
Share based payment	-	-	836	-	-	-	836
Sale of Freedom UA shares	-	-	(335)	-	-	435	100
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	-	-	-	-	27	-	27
Translation difference	-	-	-	-	(2,076)	-	(2,076)
Net income/(loss)	-	-	-	8,765	-	(129)	8,636

September 30, 2019	58,093,212	$58	$101,247	$58,477	$(24,458)	$306	$135,630

March 31, 2019	58,043,212	$58	$99,093	$41,498	$(23,052)	$-	$117,597

Exercise of options	50,000	-	99	-	-	-	99
Stock based compensation	-	-	1,554	-	-	-	1,554
Share based payment	-	-	836	-	-	-	836
Sale of Freedom UA shares	-	-	(335)	-	-	435	100
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	-	-	-	-	27	-	27
Translation difference	-	-	-	-	(1,433)	-	(1,433)
Net income/(loss)	-	-	-	16,979	-	(129)	16,850

September 30, 2019	58,093,212	$58	$101,247	$58,477	$(24,458)	$306	$135,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 1 - DESCRIPTION OF BUSINESS

Overview

Freedom Holding Corp. (the “Company” or “FRHC”) is a corporation organized in the United States under the laws of the State of Nevada that through its operating subsidiaries provides financial services including retail securities brokerage, research, investment counseling, securities trading, market making, corporate investment banking and underwriting services in Eurasia. The Company is headquartered in Almaty, Kazakhstan, with supporting administrative office locations in Russia, Cyprus and the United States. The Company has retail locations in Russia, Kazakhstan, Ukraine, Uzbekistan, Kyrgyzstan and Germany. The Company’s common stock trades on the Nasdaq Capital Market.

The Company owns directly, or through subsidiaries, the following companies: LLC Investment Company Freedom Finance (“Freedom RU”) and JSC Investment Company Zerich Capital Management (“Zerich”), Moscow, Russia-based securities broker-dealers; LLC FFIN Bank, a Moscow, Russia-based bank (“FFIN Bank”); JSC Freedom Finance, an Almaty, Kazakhstan-based securities broker-dealer (“Freedom KZ”); Freedom Finance Global, PLC, an Astana International Financial Centre-based securities broker-dealer, (“Freedom Global”); Freedom Finance Europe Limited, a Limassol, Cyprus-based broker-dealer (“Freedom CY”); Freedom Finance Management Limited, a Limassol, Cyprus limited company, (“Freedom Management”); Freedom Finance Germany TT GmbH, a Berlin, Germany-based tied agent (“Freedom GE”); LLC Freedom Finance Uzbekistan, a Tashkent, Uzbekistan-based broker-dealer (“Freedom UZ”); and FFIN Securities, Inc., a Nevada corporation (“FFIN”).

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

The Company’s subsidiaries are participants on the Kazakhstan Stock Exchange (KASE), Astana Stock Exchange (AIX), Moscow Exchange (MOEX), Saint-Petersburg Exchange (SPBX), Ukrainian Exchange (UX), Republican Stock Exchange of Tashkent (UZSE), and Uzbek Republican Currency Exchange (UZCE). Freedom CY serves to provide the Company’s clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S. and European securities markets, which under the regulatory regimes of many jurisdictions where the Company operates provide only limited or no direct investor access to international securities markets.

Unless otherwise specifically indicated or as is otherwise contextually required, FRHC, Freedom RU, Zerich, FFIN Bank, Freedom KZ, Freedom Global, Freedom CY, Freedom Management, Freedom GE, Freedom UZ, FFIN and Freedom UA are collectively referred to herein as the “Company.”

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting principles

The Company’s accounting policies and accompanying condensed consolidated financial statements conform to accounting principles generally accepted in the United States of America (U.S. GAAP).

These financial statements have been prepared on the accrual basis of accounting.

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2021

The Condensed Consolidated Balance Sheet at September 30, 2020, has been derived from the audited consolidated financial statements at March 31, 2020, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

The Company’s condensed consolidated financial statements present the consolidated accounts of FRHC, Freedom RU, Zerich, FFIN Bank, Freedom KZ, Freedom Global, Freedom CY, Freedom Management, Freedom GE, Freedom UZ, FFIN and Freedom UA. All significant inter-company balances and transactions have been eliminated from the consolidated financial statements.

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

Under ASC Topic 606, the Company is required to recognize incentive fees when they are probable and there is not a significant chance of reversal in the future.

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

Management has adopted ASC 830, Foreign Currency Translation Matters as it pertains to its foreign currency translation. The Company’s functional currencies are the Russian ruble, European euro, Ukrainian hryvnia, Uzbekistani som and Kazakhstani tenge, and its reporting currency is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in “Other Comprehensive Income.”

For financial reporting purposes, foreign currencies are translated into U.S. dollars as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders’ equity as “Accumulated other comprehensive loss.”

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

Listed shares and listed redeemable notes held by the Company that are traded in an active market are classified as AFS and are stated at fair value. The Company has investments in unlisted shares that are not traded in an active market that are also classified as investments AFS and stated at fair value (because Company management considers that fair value can be reliably measured). Gains and losses arising from changes in fair value are recognized in other comprehensive income/(loss) and are included in accumulated other comprehensive loss, with the exception of other-than-temporary impairment losses, interest calculated using the effective interest method, dividend income and foreign exchange gains and losses, which are recognized in the Condensed Consolidated Statements of Operations and Statements of other Comprehensive Income. When the investment is disposed of or is determined to be impaired, the cumulative gain or loss previously accumulated in the investments’ revaluation reserve is then reclassified to Condensed Consolidated Statements of Operations and Statements of other Comprehensive Income.

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

Impairment of long-lived assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the fair value from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. As of September 30, 2020 and March 31, 2020, the Company had not recorded any charges for impairment of long-lived assets.

Impairment of goodwill

The Company performs an impairment review at least annually unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. In its annual goodwill impairment test, the Company estimated the fair value of the reporting unit based on the income approach (also known as the discounted cash flow method) and determined the fair value of the Company’s goodwill exceeded the carrying amount of the Company’s goodwill.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

Goodwill as of March 31, 2020, and the changes in the carrying amount of goodwill for the six months ended September 30, 2020 were as follows:

Balance as of March 31, 2020	$2,607

Acquisition of Zerich	45
Foreign currency translation	18

Balance as of September 30, 2020	$2,670

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

The Company will include interest and penalties arising from the underpayment of income taxes in the provision for income taxes. As of September 30, 2020, and March 31, 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

The Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has presented the deferred tax impacts of GILTI tax in its consolidated financial statements as of September 30, 2020 and March 31, 2020.

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

The Company adopted the provisions of ASU 2018-11 “Leases (Topic 842),” including the optional transition method, on April 1, 2019, and selected practical expedients package as follows:

•	An entity need not reassess whether any expired or existing contracts are or contain leases;

•	An entity need not reassess the lease classification for any expired or existing leases;

•	An entity need not reassess initial direct costs for any existing leases.

Operating lease assets and corresponding lease liabilities were recognized on the Company’s condensed consolidated balance sheets. Refer to Note 18 - Leases, within the notes to the condensed consolidated financial statements for additional disclosure and significant accounting policies affecting leases.

Fixed assets

Fixed assets are carried at cost, net of accumulated depreciation. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range between three and seven years.

Segment Information

The Company operates in a single operating segment offering financial services to its customers in a single geographic region covering Eurasia. The Company’s financial services business provides retail securities brokerage, research, investment counseling, securities trading, market making, corporate investment banking and underwriting services to its customers. The Company generates revenue from customers primarily from fee and commission income and interest income. The Company does not use profitability reports or other information disaggregated on a regional, country or divisional basis for making business decisions.

Recent accounting pronouncements

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. That methodology replaces the probable, incurred loss model for those assets. In November 2019, the FASB issued ASU 2019-10 “Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)”. The Board developed a philosophy to extend and simplify how effective dates are staggered between larger public companies (bucket one) and all other entities (bucket two). Those other entities include private companies, smaller public companies, not-for-profit organizations, and employee benefit plans. Under this philosophy, a major update would first be effective for bucket-one entities, that is, public business entities that are Securities and Exchange Commission (SEC) filers, excluding entities eligible to be smaller reporting companies (SRCs) under the SEC’s definition. The Master Glossary of the Codification defines public business entities and SEC filers. All other entities, including SRCs, other public business entities, and nonpublic business entities (private companies, not-for-profit organizations, and employee benefit plans) would compose bucket two. For those entities, it is anticipated that the Board will consider requiring an effective date staggered at least two years after bucket one for major updates. The Company is currently an SRC and according to ASU 2019-10, qualifies for bucket two. Accordingly, ASU 2016-13 and ASU 2017-12 are effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact that ASU 2016-13 and 2019-10 will have on its condensed consolidated financial statements and related disclosures.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

In August 2020, the FASB has issued Accounting Standards Update No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)”: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This ASU amends FASB Accounting Standards Codification (ASC or the “Codification”) to simplify the guidance on (1) accounting for convertible instruments, and (2) the derivatives scope exception for contracts in an entity’s own equity. The Board issued this update to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. Complexity associated with the accounting is a significant contributing factor to numerous financial statement restatements and results in complexity for users attempting to understand the results of applying the current guidance. In addressing the complexity, the Board focused on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. The Company is currently evaluating the impact that ASU 2020-06 will have on its condensed consolidated financial statements and related disclosures.

Revision of Previously Issued Condensed Consolidated Financial Statements

Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported net income. The table below details the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income reclassifications:

	For the six months ended September 30, 2019
STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (as corrected)	As previously reported	Reclassified	As corrected

Expense:
Interest expense	$6,809	(908)	$5,901
Fee and commission expense	8,543	-	8,543
Operating expense	26,606	908	27,514
Recovery of impairment losses	(1,468)	-	(1,468)
Other expense, net	557	-	557

TOTAL EXPENSE	$41,047	-	$41,047

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 3 - CASH AND CASH EQUIVALENTS

As of September 30, 2020, and March 31, 2020, cash and cash equivalents consisted of the following:

	September 30, 2020	March 31, 2020

Current accounts with brokers	$171,163	$4,051
Current account with National Settlement Depository (Russia)	119,410	1,348
Securities purchased under reverse repurchase agreements	53,862	9,645
Current account with Central Bank (Russia)	25,519	2,726
Accounts with stock exchange	22,147	14,904
Current accounts with commercial banks	20,830	14,462
Petty cash in bank vault and on hand	16,318	8,981
Current accounts in clearing organizations	13,768	6,590
Current account with Central Depository (Kazakhstan)	422	501

Total cash and cash equivalents	$443,439	$63,208

As of September 30, 2020 and March 31, 2020, with the exception of funds deposited with a bank in the United States which may qualify for FDIC insurance up to $250,000, cash and cash equivalents were not insured .

As of September 30, 2020 and March 31, 2020, the cash and cash equivalents balance included collateralized securities received under reverse repurchase agreements on the terms presented below:

	September 30, 2020
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Non-U.S. sovereign debt	6.96%	$28,358	$-	$28,358
Corporate equity	8.75%	25,271	-	25,271
Corporate debt	11.95%	66	167	233
Total		$53,695	$167	$53,862

	March 31, 2020
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	14.08%	$9,212	$15	$9,227
Corporate debt	14.25%	108	-	108
Non-U.S. sovereign debt	17.18%	53	257	310
Total		$9,373	$272	$9,645

The securities received by the Company as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Company under reverse repurchase agreements as of September 30, 2020 and March 31, 2020, was $56,370 and $10,272, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 4 - RESTRICTED CASH

Restricted cash for the periods ended September 30, 2020 and March 31, 2020, consisted of:

	September 30, 2020	March 31, 2020

Brokerage customers’ cash	$97,062	$63,506
Deferred distribution payments	8,534	2,097
Reserve with Central Bank of Russia	1,917	476
Guaranty deposits	672	518
Total restricted cash	$108,185	$66,597

As of September 30, 2020 and March 31, 2020, the Company’s restricted cash included the cash portion of the funds segregated in a special custody account for the exclusive benefit of our brokerage customers and required reserves with the Central Bank of the Russian Federation which represents cash on hand balance requirements and deferred distribution payments. The deferred distribution payment amount is a reserve held for distribution to stockholders who have not yet claimed their distributions from the 2011 sale of the Company’s oil and gas exploration and production operations of $8,534. This distribution is currently payable, subject to the entitled stockholders completing and submitting to the Company the necessary documentation to claim his, her or its distribution payments. The Company has no control over when, or if, an entitled stockholder will submit the necessary documentation to claim their distribution payment. The entire deferred distribution payment amount was held in cash at September 30, 2020. At March 31, 2020, $6,437 of the deferred distribution payment amount was held in available-for-sale securities including debt securities, certificates of deposit, mutual funds and preferred shares, and $2,097 was held in cash.

NOTE 5 -TRADING AND AVAILABLE-FOR-SALE SECURITIES AT FAIR VALUE

As of September 30, 2020 and March 31, 2020, trading and available-for-sale securities consisted of:

	September 30, 2020	March 31, 2020

Debt securities	$248,409	$87,014
Equity securities	63,422	69,530
Mutual investment funds	1	-
Total trading securities	$311,832	$156,544

Equity securities	$1	$1
Certificate of deposit	-	5,076
Mutual investment funds	-	672
Debt securities	-	405
Preferred shares	-	284
Total available-for-sale securities, at fair value	$1	$6,438

The Company recognized no other-than-temporary impairment in accumulated other comprehensive income.

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

The following tables present securities assets in the condensed consolidated financial statements at fair value on a recurring basis as of September 30, 2020 and March 31, 2020:

		Fair Value Measurements at
		September 30, 2020 using
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)

Debt securities	$248,409	$248,409	$-	$-
Equity securities	63,422	51,812	-	11,610
Mutual investment funds	1	1	-	-
Total trading securities	$311,832	$300,222	$-	$11,610

Equity securities	$1	$-	$-	$1
Total available-for-sale securities, at fair value	$1	$-	$-	$1

		Fair Value Measurements at
		March 31, 2020 using
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)

Debt securities	$87,014	$87,014	$-	$-
Equity securities	69,530	58,271	-	11,259
Total trading securities	$156,544	$145,285	$-	$11,259

Equity securities	$1	$-	$-	$1
Debt securities	405	-	405	-
Certificate of deposit	5,076	-	5,076	-
Mutual investment funds	672	672	-	-
Preferred shares	284	-	284	-
Total available-for-sale securities, at fair value	$6,438	$672	$5,765	$1

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

The table below presents the valuation techniques and significant level 3 inputs used in the valuation as of September 30, 2020 and March 31, 2020. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of September 30, 2020	FV as of March 31, 2020	Significant Unobservable Inputs	%

Equity securities	DCF	$11,259	$11,259	Discount rate	9.50%
				Estimated number of years	9 years
Equity securities	DCF	$351	-	Discount rate	20.3%
				Estimated number of years	10 years

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended September 30, 2020 and the year ended March 31, 2020:

	Trading securities	Available-for-sale securities
Balance as of March 31, 2020	$11,259	$1

Sale of investments that use Level 3 inputs	(2)	-
Purchase of investments that use Level 3 inputs	374	-
Revaluation of investments that use Level 3 inputs	(21)	-

Balance as of September 30, 2020	$11,610	$1

	Trading securities	Available-for-sale securities
Balance as of March 31, 2019	$504	$1

Sale of investments that use Level 3 inputs	(497)	-
Purchase of investments that use Level 3 inputs	10,430	-
Revaluation of investments that use Level 3 inputs	829	-
Foreign currency translation	(7)	-

Balance as of March 31, 2020	$11,259	$1

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

The table below presents the amortized cost, unrealized gains and losses accumulated in other comprehensive income/(loss), and fair value of available-for-sale securities as of September 30, 2020 and March 31, 2020:

	September 30, 2020
	Assets measured at amortized cost	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value

Equity securities	$1	$-	$1

Balance as of September 30, 2020	$1	$-	$1

	March 31, 2020
	Assets measured at amortized cost	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value

Certificate of deposit	$5,050	$26	$5,076
Mutual investment funds	696	(24)	672
Debt securities	456	(51)	405
Preferred shares	306	(22)	284
Equity securities	1	-	1

Balance as of March 31, 2020	$6,509	$(71)	$6,438

In connection with the 2011 sale of the Company’s oil and gas exploration and production operations the Company declared distributions to its stockholders. Certain stockholders, however, never completed and submitted the necessary documentation to establish their right to receive the distributions. The total amount held in reserve by the Company on behalf of such stockholders is equal to available-for-sale securities, at fair value, less equity securities, plus the amount identified as “deferred distribution payments” in Note 4 - Restricted Cash. These funds are currently payable. The Company has no control over when, or if, any entitled stockholder will submit the necessary documentation to establish a claim to receive such stockholder’s distribution payment.

NOTE 6 - DERIVATIVE ASSETS

On June 30, 2020, the Company entered into two call option agreements in connection with successfully completing an underwritten securities offering for a third party. Both derivative instruments grant the Company the right to purchase 92.4 million shares and 61.6 million shares, respectively, of such third party at an exercise price of $0.008115 and $0.0122, respectively. The expiration date of the call option agreements is October 1, 2020. The total value of the call options as of September 30, 2020, was $1,383. All call options are classified as derivative assets in the Condensed Consolidated Balance Sheet and measured at each reporting period using the Black-Scholes Model. The loss associated with these derivative instruments in the amount of $885 is recognized as a net loss on derivative instruments in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income The Company also realized a $123 loss on the call option agreements as a result of foreign exchange translation.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 7 - BROKERAGE AND OTHER RECEIVABLES, NET

Brokerage and other receivables for the periods ended September 30, 2020 and March 31, 2020 consisted of:

	September 30, 2020	March 31, 2020

Margin lending receivables	$155,642	$107,770
Receivables from brokerage clients	2,595	4,396
Receivable for underwriting and market-making services	646	67
Receivable from sale of securities	468	1,498
Bank commissions receivable	62	218
Other receivables	44	50
Bonds coupon receivable	41	-
Dividends receivable	1	1

Allowance for receivables	(1,798)	(313)
Total brokerage and other receivables, net	$157,701	$113,687

On September 30, 2020 and March 31, 2020, amounts due from a single related party customer were $81,795 or 52% and $90,696 or 80%, respectively. Based on experience, the Company considers receivables due from related parties fully collectible. As of September 30, 2020 and March 31, 2020, using historical and statistical data, the Company recorded an allowance for brokerage receivables in the amount of $1,798 and $313, respectively.

NOTE 8 - LOANS ISSUED

Loans issued as of September 30, 2020, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Subordinated loan	$5,107	December 2022-April 2024	3.69%	-	USD
Uncollateralized non-bank loan	2,347	January 2021 - February 2021	3.00%	-	USD
Subordinated loan	1,309	September 2029	7.00%	-	UAH
Bank customer loans	468	December 2020 - May 2044	12.25%	258	RUB
Uncollateralized non-bank loan	454	October 30, 2020	14.50%	-	RUB
Other loans issued	10	December 2020	4.50%	-	EUR
	$9,695

Loans issued as of March 31, 2020, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Subordinated loan	$5,042	December 2022-April 2024	3.69%	-	USD
Uncollateralized non-bank loan	2,313	January 2021- February 2021	3.00%	-	USD
Bank customer loans	1,635	July 2020- May 2044	14.31%	258	RUB
Subordinated loan	1,333	September 2029	7.00%	-	UAH
Uncollateralized non-bank loan	129	March 2021	6.00%	-	RUB
Other loans issued	9	December 2020	4.50%	-	EUR
	$10,461

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 9 - INCOME TAXES

The Company is subject to taxation in the Russian Federation, Kazakhstan, Kyrgyzstan, Cyprus, Ukraine, Uzbekistan, Germany and the U.S.

The tax rates used for deferred tax assets and liabilities as of September 30, 2020 and March 31, 2020, is 21% for the U.S., 20% for the Russian Federation, Kazakhstan, and Kyrgyzstan, 31% for Germany, 12.5% for Cyprus, 18% for Ukraine and 15% for Uzbekistan. Deferred tax assets and liabilities of the Company are comprised of the following:

	September 30, 2020	March 31, 2020

Deferred tax assets:
Tax loss carryforwards	$732	$1,691
Accrued liabilities	88	7
Depreciation	5	4
Valuation allowance	(732)	(677)
Revaluation on trading securities	-	72
Deferred tax assets	$93	$1,097

Deferred tax liabilities:
Revaluation on trading securities	$869	$513
Other liabilities	14	14
Deferred tax liabilities	$883	$527

Net deferred tax assets/(liabilities)	$(790)	$570

During the six months ended September 30, 2020 and 2019, the effective tax rate was equal to 16.1% and 20.5%, respectively.

Tax loss carryforwards as of September 30, 2020 and March 31, 2020, was $732 and $1,691, respectively, and is subject to income tax in the U.S., Russian Federation, Ukraine and Uzbekistan.

NOTE 10 - PREPAYMENT ON ACQUISITION

In August 2020, we announced that we entered into an agreement to acquire all of the issued and outstanding ordinary shares of Bank Kassa Nova from ForteBank. As of September 30, 2020, the Company prepaid $4,170 toward the purchase price. On September 23, 2020, we entered into an agreement to acquire all of the issued and outstanding preferred shares of Bank Kassa Nova, subject to certain conditions to closing. The Company also expects to enter into an agreement to acquire the subordinated debt of Bank Kassa Nova from the holders thereof in connection with closing the Bank Kassa Nova acquisition. Bank Kassa Nova was established in 2009 and currently has nine branch offices across Kazakhstan. The acquisition of Bank Kassa Nova is expected to enhance the Company’s financial services offerings in Kazakhstan where its subsidiary Freedom KZ currently operates 16 retail brokerage offices serving Kazakhstani clientele. Closing of the Bank Kassa Nova transaction is contingent upon, among other things, receipt of necessary governmental approvals of the transaction in Kazakhstan, which we expect to occur by the end of the calendar year. Upon completion of the transaction Bank Kassa Nova will become a wholly owned subsidiary of Freedom KZ.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 11 - DEBT SECURITIES ISSUED

Debt securities issued for the periods ended September 30, 2020 and March 31, 2020, consisted of:

	September 30, 2020	March 31, 2020

Debt securities issued denominated in USD	$59,133	$64,783
Debt securities issued denominated in RUB	6,275	6,432
Accrued interest	1,054	1,081
Total	$66,462	$72,296

As of September 30, 2020 and March 31, 2020, the Company had debt securities issued in the amount of $66,462 and $72,296 ,respectively. As of September 30, 2020, the Company’s outstanding debt securities had fixed annual coupon rates ranging from 6.5% to 12% and maturity dates ranging from May 2021 to January 2023. The Company’s debt securities include bonds of Freedom KZ and Freedom RU issued under Kazakhstani and Russian Federation law, which trade on the KASE and the MOEX, respectively. The Company’s debt securities also include $20,496 in the aggregate number of notes of FRHC issued from December 2019 to February 2020. The FRHC notes, denominated in U.S. dollars, have minimum denominations of $100 bear interest at an annual rate of 7.000% and are due in 2022. The FRHC notes were issued under Astana International Financial Centre law and trade on the AIX.

Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs. Debt securities issued as of September 30, 2020 and March 31, 2020, included $1,054 and $1,081 of accrued interest, respectively.

NOTE 12 - CUSTOMER LIABILITIES

The Company recognizes customer liabilities associated with funds held by our brokerage and bank customers. Customer liabilities consist of:

	September 30, 2020	March 31, 2020

Brokerage customers	$317,314	$115,922
Banking customers	208,615	52,510
Total	$525,929	$168,432

As of September 30, 2020, banking customer liabilities consisted of current accounts and deposits of $182,188 and $26,427, respectively. As of March 31, 2020, banking customer liabilities consisted of current accounts and deposits of $25,384 and $27,126, respectively.

NOTE 13 - TRADE PAYABLES

Trade payables for the periods ended September 30, 2020 and March 31, 2020, consisted of:

	September 30, 2020	March 31, 2020

Margin lending payable	$89,512	$6,101
Advances received	1,502	-
Trade payable for securities purchased	1,064	1,860
Payables to suppliers of goods and services	874	202
Other	12	235
Total	$92,964	$8,398

On September 30, 2020 and March 31, 2020, trade payables due to a single related party were $79,915 or 86% and $4,306 or 51%, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 14 - SECURITIES REPURCHASE AGREEMENT OBLIGATIONS

As of September 30, 2020 and March 31, 2020, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	September 30, 2020
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Over 90 days	Total
Securities sold under repurchase agreements
Non-U.S. sovereign debt	9.99%	$90,100	$-	$-	$90,100
Corporate debt	10.39%	76,611	-	-	76,611
Corporate equity	11.64%	16,137	-	-	16,137
Total securities sold under repurchase agreements		$182,848	$-	$-	$182,848

	March 31, 2020
	Interest rate and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Over 90 days	Total

Securities sold under repurchase agreements
Corporate equity	12.16%	$20,711	$-	$-	$20,711
Corporate debt	13.27%	15,974	-	-	15,974
Non-U.S. sovereign debt	13.00%	11,519	-	-	11,519
Total securities sold under repurchase agreements		$48,204	$-	$-	$48,204

The fair value of collateral pledged under repurchase agreements as of September 30, 2020 and March 31, 2020, was $182,299 and $54,222, respectively.

Securities pledged as collateral by the Company under repurchase agreements are liquid trading securities with market quotes and significant trading volume.

NOTE 15 - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2020 and 2019, the Company earned commission income from related parties in the amounts of $41,167 and $23,348, respectively. During the six months ended September 30, 2020 and 2019, the Company earned commission income from related parties in the amount of $71,957 and $43,174, respectively. Commission income earned from related parties is comprised primarily of brokerage commissions and commissions for money transfers by brokerage clients.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

During the three months ended September 30, 2020 and 2019, the Company paid commission expense to related parties in the amount of $7,936 and $1,471, respectively. During the six months ended September 30, 2020 and 2019, the Company paid commission expense to related parties in the amount of $10,381 and $2,395, respectively.

As of September 30, 2020 and March 31, 2020, the Company had cash and cash equivalents held in brokerage accounts of related parties totaling $359 and $212, respectively.

As of September 30, 2020 and March 31, 2020, the Company had loans issued to related parties totaling $107 and $1,477, respectively.

As of September 30, 2020 and March 31, 2020, the Company had bank commission receivables and receivables from brokerage clients from related parties totaling $166 and $3,611, respectively. Brokerage and other receivables from related parties result principally from commissions receivable on the brokerage operations of related parties.

As of September 30, 2020 and March 31, 2020, the Company had margin lending receivables with related parties totaling $145,218 and $105,892, respectively.

As of September 30, 2020 and March 31, 2020, the Company had margin lending payables to related parties, totaling $88,617 and $4,306, respectively.

As of September 30, 2020 and March 31, 2020, the Company had accounts payable due to a related party totaling $2,474 and $1,879, respectively.

As of September 30, 2020 and March 31, 2020, the Company had customer liabilities to related parties totaling $178,914 and $26,150, respectively.

As of September 30, 2020 and March 31, 2020, the Company had restricted customer cash deposited in current and brokerage accounts with related parties in the amounts of $15,294 and $25,563.

Brokerage and related banking services, including margin lending, were provided to related parties pursuant to standard client account agreements and at standard market rates.

NOTE 16 - SHAREHOLDERS’ EQUITY

During the six months ended September 30, 2020, no stock options were exercised and during the six months ended September 30, 2019, nonqualified stock options to purchase 50,000 shares were exercised at a strike price of $1.98 per share for total proceeds of $99.

On October 6, 2017, the Company awarded restricted stock grants totalling 3,900,000 shares of its common stock to 16 employees and awarded nonqualified stock options to purchase an aggregate of 360,000 shares of its common stock to two employees. Of the 3,900,000 shares awarded pursuant to the restricted stock grant awards, 1,200,000 shares were subject to two-year vesting conditions and 2,700,000 shares are subject to three-year vesting conditions. Shares of restricted stock have the same dividend and voting rights as common stock while options do not. All awards were issued at the fair value of the underlying shares at the grant date. All of the nonqualified stock options are subject to three-year vesting conditions. The Company recorded stock-based compensation expense for restricted stock grants and stock options in the amount of $781 and $1,554during the three and six months ended September 30, 2019, respectively. The Company recorded stock-based compensation expense for restricted stock grants and stock options in the amount of $530 and $1,055 during the three and six months ended September 30, 2020, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 17 - STOCK-BASED COMPENSATION

During the six months ended September 30, 2020, no stock options were granted. Total compensation expense related to outstanding options was $54 for the three months ended September 30, 2020, and $54 for the three months ended September 30, 2019. Total compensation expense related to options granted were $108 for the six months ended September 30, 2020, and $108 for the six months ended September 30, 2019, respectively.

As of September 30, 2020, there was total remaining compensation expense of $4 related to stock options, which will be recorded over a weighted average period of approximately 0.02 years.

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

The following is a summary of stock option activity for the three months ended September 30, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, March 31, 2020	120,000	$1.98	7.52	$1,466
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled/expired	-	-	-	-
Outstanding, at September 30, 2020	120,000	$1.98	7.02	$2,639
Exercisable, at September 30, 2020	-	$-	-	$-

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

During the three and six months ended September 30, 2020, no restricted shares were awarded. The compensation expense related to restricted stock grants was $476 during the three months ended September 30, 2020, and $727 during the three months ended September 30, 2019. The compensation expense related to restricted stock grants was $947 during the six months ended September 30, 2020, and $1,446 during the six months ended September 30, 2019. As of September 30, 2020, there was $31 of total unrecognized compensation cost related to non-vested shares of common stock granted. The cost is expected to be recognized over a weighted average period of 0.02 years.

The table below summarizes the activity for the Company’s restricted stock outstanding during the three months ended September 30, 2020:

	Shares	Weighted Average Fair Value
Outstanding, March 31, 2020	2,275,000	$4,777
Granted	-	-
Vested	-	-
Forfeited/cancelled/expired	-	-
Outstanding, at September 30, 2020	2,275,000	$4,777

NOTE 18 - LEASES

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

The Company leases its corporate office space and certain facilities under long-term operating leases expiring through fiscal year 2024. Effective April 1, 2019, the Company adopted the provision of ASC 842 “Leases (Topic 842).”

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of September 30, 2020:

	Classification on Balance Sheet	September 30, 2020
Assets
Operating lease assets	Right-of-use assets	$13,648
Total lease assets		$13,648

Liabilities
Operating lease liability	Operating lease obligations	$13,565
Total lease liability		$13,565

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

Lease obligations at September 30, 2020, consisted of the following:

Twelve months ending March 31,
2021 - remaining after September 30	$3,231
2022	5,984
2023	4,931
2024	1,190
2025	439
2026	30
Total payments	15,805
Less: amounts representing interest	(2,240)
Lease obligation, net	$13,565
Weighted average remaining lease term (in months)	26
Weighted average discount rate	12%

Lease commitments for short term operating leases as of September 30, 2020, are approximately $337. The Company’s rent expense for office space was $70 and $171 for the three and six months ended September 30, 2020 and $155 and $277 for the three and six months ended September 30, 2019, respectively.

NOTE 19 - ACQUISITION

On July 2, 2020, we completed the acquisition of Zerich, following receipt of approval from the Russian Federal Antimonopoly Service. Zerich commenced business in 1995 and is one of the oldest securities brokerage firms in Russia, currently ranking as the 19th largest brokerage house in Russia in terms of clients. The Company agreed to acquire Zerich for $7,110. The total purchase price was allocated as follows:

Purchase price allocation
As of July 2, 2020
Assets:
Cash and cash equivalents	$26,760
Restricted cash	1,231
Trading securities	2,828
Fixed assets	8
Intangible assets	3,733
Right-of-use asset	454
Brokerage and other receivables	376
Other assets	94
Total assets	$35,484

Liabilities:
Customer liabilities	$25,799
Securities repurchase agreement obligation	1,600
Lease liabilities	497
Trade and other payables	104
Other liabilities	419
Total liabilities	$28,419

Net assets acquired	$7,065

Goodwill	45

Total purchase price	$7,110

NOTE 20 - SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through the time of filing this quarterly report on Form 10-Q with the SEC and did not have any material recognizable subsequent events.

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

Special Note About Forward-Looking Information

Certain information included herein and the documents incorporated by reference in this document, if any, contain statements that may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on management’s current expectations, that involve risks and uncertainties that could cause our results to differ materially from our current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “potential,” “subject to,” and similar expressions, including the negatives of these terms. Our actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of factors, including, but not limited to: (i) the ability of our current management to effectively execute our business strategy; (ii) our capability to compete with financial services companies that have greater experience, financial resources and competitive advantages in the markets where we operate; (iii) our CEO and Chairman owns the controlling interest in our common stock and therefore has the ability to direct our business with his reasonable business judgment without approval of other stockholders; (iv) our capacity to comply with the extensive, pervasive and ever evolving legal, regulatory and oversight requirements, the failure of which could prevent us from conducting our business; (v) volatility in the capital markets, currency fluctuations and general economic conditions; (vi) our ability to attract and retain key management and other properly licensed and experienced personnel to satisfy applicable regulatory standards and operate our business profitably; (vii) our ability to properly manage the market, leverage and customer risks that arise from our trading operations; (viii) our ability to properly address the risks and impacts of the COVID-19 pandemic; (ix) the purchase prices we may pay to complete certain proposed acquisitions; (x) our ability to obtain necessary governmental approval for proposed acquisitions; and (xi) such other risks as set forth elsewhere in this report, as well as in our annual report on Form 10-K for the fiscal year ended March 31, 2020. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

Our operating subsidiaries provide financial services including full-service retail securities brokerage, investment education, securities trading, investment banking and market making activities in Eurasia. We are headquartered in Almaty, Kazakhstan, with supporting administrative offices in Russia, Cyprus and the U.S.

Our subsidiaries are participants of the KASE, AIX, MOEX, SPBX, UX, UZSE and UZCE. Our Cyprus office provides our clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S. and European securities markets, which under the regulatory regimes of many jurisdictions where we operate, provide only limited or no direct investor access to international securities markets.

Our business is directed toward providing an array of financial services to our target retail audience which is upper middle-class individuals and businesses seeking access to the largest financial markets in the world and to diversify their investment portfolios to manage economic risk associated with political, regulatory, currency, banking, and national uncertainties. Clients are provided online tools and retail locations to establish accounts and conduct securities trading on transaction-based pricing. We market to our customer demographic through a number of channels, including telemarketing, training seminars and investment conferences, print and online advertising, using social media, our mobile app and search engine optimization activities.

Executive Summary

Customer Base

We serviced more than 195,000 client accounts of which more than 51% carried positive cash or asset account balances as of September 30, 2020. Internally, we designate “active accounts” as those in which one transaction occurs per quarter. For the three months ended September 30, 2020, we had approximately 61,000 active accounts.

In addition to organic customer acquisition, we have accelerated our growth through several strategic acquisitions which has enabled us to expand our market reach, increase our client base and provide our clientele the convenience of both a state-of-the-art proprietary electronic trading platform, Tradernet, and 85 retail brokerage and financial services offices located across Kazakhstan (17), Kyrgyzstan (1), Russia (43), Uzbekistan (8), Ukraine (13), Cyprus (2) and Germany (1) that provide an array of financial services, investment consulting and education. In Russia, 15 of our brokerage and financial services offices also provide banking services to firm customers.

Significant Events

In July 2020, we announced that we had completed the acquisition of Zerich following receipt of approval from the Russian Federal Antimonopoly Service to complete the acquisition. Zerich commenced business in 1995 and is one of the oldest securities brokerage firms in Russia, currently ranking as the 19th largest brokerage house in Russia in terms of clients.

            In August 2020, we announced that we had entered into an agreement to acquire all of the issued and outstanding ordinary shares of Bank Kassa Nova from ForteBank. In September 2020, we announced that we had entered into an agreement to acquire all of the issued and outstanding preferred shares of Bank Kassa Nova. We also expect to enter into agreements to acquire all of the outstanding subordinated debt of Bank Kassa Nova from the holders thereof. Bank Kassa Nova was established in 2009 and currently has nine branch offices across Kazakhstan. The acquisition of Bank Kassa Nova is expected to enhance our financial services offerings in Kazakhstan where Freedom KZ currently operates 16 retail brokerage offices serving Kazakhstani clientele. The Bank Kassa Nova acquisition is an extension of our successful strategy pioneered in Russia where we operate securities brokerage activities through Freedom RU in tandem with focused banking services provided by FFIN Bank to deliver a wide range of services to clients. Closing of the Bank Kassa Nova transaction is contingent upon, among other things, receipt of necessary governmental approvals of the transaction in Kazakhstan, which the parties expect to occur by the end of the calendar year. Upon completion of the transaction Bank Kassa Nova will become a wholly owned subsidiary of Freedom KZ.

Impact of COVID-19

During the initial stages of the COVID-19 pandemic outbreak in the first few months of 2020, the markets declined sharply. This led to significant intervention from the U.S. Federal Reserve Bank, other central banks and various governments which has led to a sharp rebound in the financial markets during the second and third calendar quarters of 2020 and stimulated significant activity in the equity and debt capital markets. As a result, we experienced strong growth in fee and commission income realized from increased customer activity, as well as a significant gain in our proprietary portfolio.  Toward the end of the third calendar quarter and into the fourth calendar quarter, the spread of COVID-19 appears to be accelerating again.

We continue to monitor conditions surrounding COVID-19, as well as economic and capital market conditions. We experienced significant growth in total revenue during the six months ended September 30, 2020. We believe, much of that growth may be attributed to the unique market conditions experienced from February 2020 through September 2020 and we cannot, at this time, predict whether that growth will continue, or whether the recent spike in COVID-19 cases will cause customer activity in the markets to pull back. We believe the ultimate extent of the impact of COVID-19 on our business, operational and financial performance over the longer term will depend on certain developments, including the duration and spread of the pandemic, including secondary outbreaks such as we appear to currently be experiencing, and the impact on our customers, employees, operations, local and global economy and the financial markets, all of which continue to be uncertain and difficult to predict. At this time, the extent to which COVID-19 may impact our business, financial condition, liquidity, results of operations or cash flows cannot be reasonably estimated.

Financial Results

During the three months ended September 30, 2020, we realized net income of approximately $23.6million and basic and diluted earnings per share of $0.40.During the six months ended September 30, 2020, we realized net income of approximately $47.8million and basic and diluted earnings per share of $0.82. During the three months ended September 30, 2019, we realized net income of approximately $8.6 million and basic and diluted earnings per share of $0.15. During the six months ended September 30, 2019, net income totaled $16.9 million and basic and diluted earnings per share were $0.29.

All dollar amounts reflected under the headings “Results of Operations,” “Liquidity and Capital Resources,” and “Cash Flows” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands of U.S. dollars unless the context indicates otherwise.

Results of Operations

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

            The following quarter-to-quarter comparison of our financial results is not necessarily indicative of future results.

	Three months ended		Three months ended
	September 30, 2020		September 30, 2019
	Amount	%*	Amount	%*
Revenues:
Fee and commission income	$54,277	78%	$26,363	80%
Net gain on trading securities	8,302	12%	3,947	12%
Interest income	4,948	7%	1,805	5%
Net gain on foreign exchange operations	3,020	4%	875	3%
Net loss on derivatives	(837)	(1%)	-	0%
Total revenue, net	69,710	100%	32,990	100%

Expenses:
Interest expense	4,699	7%	2,737	8%
Fee and commission expense	20,021	29%	4,512	14%
Operating expense	15,867	23%	14,385	44%
Provision/(recovery) for impairment losses	1,044	1%	(395)	(1%)
Other (income)/expense, net	(68)	0%	249	1%
Total expense	41,563	60%	21,488	65%

Net income before income taxes	28,147	40%	11,502	35%
Income tax expenses	(4,584)	(7%)	(2,866)	(9%)
Net income	$23,563	34%	$8,636	26%

Less: Net loss attributable to noncontrolling interest in subsidiary	(127)	0%	(129)	0%
Net income attributable to common shareholders	$23,690	34%	$8,765	27%

Other comprehensive income
Change in unrealized gain on available-for-sale securities, net of tax effect	-	0%	27	0%
Foreign currency translation adjustments, net of tax effect	(10,919)	(16%)	(2,076)	(6%)
Comprehensive income before noncontrolling interests	12,644	18%	6,587	20%
Less: Comprehensive loss attributable to noncontrolling interest in subsidiary	(127)	0%	(129)	0%
Comprehensive income attributable to common shareholders	$12,771	18%	$6,716	20%

__________

*Reflects percentage of total revenues, net.

Revenue

We derive revenue primarily from fee and commission income earned from our retail brokerage clients, underwriting and market making activities, gains realized from our proprietary trading activities, and interest income.

During the three months ended September 30, 2020 and 2019, we realized total net revenue of $69,710, and $32,990, respectively. Revenue during the three months ended September 30, 2020, was significantly higher than the three months ended September 30, 2019, primarily due to increased fee and commission income, a net gain on trading securities, interest income and a net gain on foreign exchange operations. The gains realized during the three months ended September 30, 2020, were partially offset by a net loss on derivatives.

	Three months ended		Three months ended
	September 30, 2020		September 30, 2019		Change
	Amount	%	Amount	%	Amount	%
Fee and commission income	$54,277	78%	$26,363	80%	$27,914	106%
Net gain on trading securities	8,302	12%	3,947	12%	4,355	110%
Interest income	4,948	7%	1,805	5%	3,143	174%
Net gain on foreign exchange operations	3,020	4%	875	3%	2,145	245%
Net loss on derivatives	(837)	(1%)	-	0%	(837)	0%
Total revenue, net	$69,710	100%	$32,990	100%	$36,720	111%

Fee and commission income. Fee and commission income consisted principally of broker fees from customer trading and related banking services, underwriting and market making services. During the three months ended September 30, 2020 and 2019, fees and commissions generated from brokerage and related banking services were $54,277 and $26,363, respectively, an increase of $27,914.

During the three months ended September 30, 2020, fees and commissions from brokerage services increased $24,957 as compared to the three months ended September 30, 2019. As discussed above, we believe this growth was partially attributable to the unique market characteristics surrounding the COVID-19 pandemic, including the significant decline and subsequent rebound in the equity and debt capital markets, which created, at least among our customers, significantly increased trading volumes and customer activity. A portion of this growth was also the result of our ongoing efforts to expand our customer base both organically and through acquisition. Fees and commissions from related banking services increased during the three months ended September 30, 2020, by $124 compared to the three months ended September 30, 2019. Fees for bank services consist primarily of wire transfer fees, commissions for payment processing and commissions for currency exchange operations. Fees and commissions realized from underwriting services increased by $1,299 during the three months ended September 30, 2020, due to our engaging in more underwriting and related activities compared to the three months ended September 30, 2019. Fees and commissions from consulting services during the three months ended September 30, 2020, was $1,534. These were not offered during the three months ended September 30, 2019. As noted above, because of the uncertainty relating to the COVID-19 pandemic, we cannot predict with any certainty whether market conditions similar to those experienced during the quarter ended September 30, 2020, which contributed significantly to the growth in fee and commission income, will repeat in future periods.

Net gain on trading securities. Net gain on trading securities reflects the gains and losses from trading activities in our proprietary trading accounts. Net gains or losses are comprised of realized and unrealized gains and losses. Gains or losses are realized when we close a position in a security and realize a gain or a loss on that position. U.S. GAAP requires that we reflect in our financial statements unrealized gains and losses on all our securities trading positions that remain open as of the end of each period. Fluctuations in unrealized gains or losses from one period to another may result from factors within our control, such as when we elect to close an open securities position, which would have the effect of reducing our open positions and, thereby potentially reducing or increasing the amount of unrealized gains or losses in a period. Changes in unrealized gains and losses from period to period may also occur as a result of factors beyond our control, such as fluctuations in the market prices of the open securities positions we hold. This may adversely affect the ultimate value we realize from these investments. Unrealized gains or losses in a particular period may or may not be indicative of the gain or loss we will realize on a securities position when the position is closed. As a result, we may realize significant swings in gains and losses realized on our trading securities year-over-year and quarter-to-quarter. You should not assume that a gain or loss in any particular period is indicative of a trend or of the gain or loss we may ultimately realize when we close a position.

During the three months ended September 30, 2020, we recognized a net gain on trading securities of $8,302, which included $5,883 of realized net gain and $2,419 of unrealized net gain compared to a net gain of $3,947 on trading securities for the three months ended September 30, 2019, which included $1,718 of realized net gain and $2,229 of unrealized net gain. The main contributing factors to the increase in net gain on trading securities during the three months ended September 30, 2020, included favorable market conditions, increased use and success of intraday algorithmic trading and market-making activities on the SPBX outside of regular U.S. market hours.

Interest income. During the three months ended September 30, 2020 and 2019, we recorded interest income from several sources including, interest income on trading securities, interest income on cash and cash equivalents held in financial institutions, interest income on reverse repurchase transactions and amounts due from banks. Interest income on trading securities consists of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading accounts. During the three months ended September 30, 2020, we realized interest income of $4,948 compared to $1,805 for the three months ended September 30, 2019. The increase in interest income of $3,143 was the result of an increase in interest income on trading securities in the amount of $2,868, interest income from loans to customers in the amount of $113, interest income due from banks in the amount of $95 and interest from reverse repurchase agreements in the amount of $67.

During the three months ended September 30, 2020, we realized higher interest income from trading securities because we increased our investments in interest bearing securities as compared to the three months ended September 30, 2019. Interest income from reverse repurchase transactions was higher during the three months ended September 30, 2020, because we increased the volume of reverse repurchase transactions as compared to the three months ended September 30, 2019.

Net gain on foreign exchange operations. Under U.S. GAAP, we are required to revalue assets and liabilities denominated in foreign currencies into our reporting currency, which is the U.S. dollar, which can result in gains or losses on foreign exchange operations. During the three months ended September 30, 2020, we realized a net gain on foreign exchange operations of $3,020 compared to a net gain of $875 during the three months ended September 30, 2019.

During the three months ended September 30, 2020, the value of the Russian ruble and Kazakhstani tenge depreciated by 13.1% and 6.7% against the U.S. dollar, respectively. As a result of an increase in U.S. dollar-denominated assets in our subsidiary Freedom RU, we realized a net gain on foreign exchange operations of $1,956. Due to the appreciation of the Kazakhstani tenge against the Russian ruble by approximately 6%, Freedom RU also realized a $1,104 positive revaluation in trading securities denominated in Kazakhstani tenge. Our subsidiary Freedom KZ realized a positive revaluation of U.S. dollar-denominated trading securities of $826 during the three months ended September 30, 2020. This gain was partially offset by the loss on revaluation of Freedom KZ  debt securities issued indexed to the U.S. dollar and U.S. dollar-denominated securities repurchase agreement obligations of $1,007. Our subsidiary FFIN Bank, realized a net gain on foreign exchange operations of $453 due to a higher volume of cash and non-cash foreign exchange operations, and unrealized loss on foreign exchange operations in the amount of $278 due to an increased amount of bank customer deposits denominated in U.S. dollar.

Expense

During the three months ended September 30, 2020 and 2019, we incurred total expenses of $41,563 and $21,488, respectively. Expenses during the three months ended September 30, 2020, increased primarily as a result of our continued efforts to grow our business and were only partially offset by a reduction in other expenses.

	Three months ended		Three months ended
	September 30, 2020		September 30, 2019		Change
	Amount	%	Amount	%	Amount	%
Interest expense	$4,699	11%	$2,737	13%	$1,962	72%
Fee and commission expense	20,021	48%	4,512	21%	15,509	344%
Operating expense	15,867	38%	14,385	67%	1,482	10%
Provision/(recovery) for impairment losses	1,044	3%	(395)	(2%)	1,439	(364%)
Other expense, net	(68)	0%	249	1%	(317)	0%

Total expense	$41,563	100%	$21,488	100%	$20,075	93%

Interest expense. During the three months ended September 30, 2020, we recognized total interest expense of $4,699, compared to $2,737 during the three months ended September 30, 2019. The increase in interest expense of $1,962 was primarily attributable to an increase in interest expense for customer deposits received totaling $777 as a result of the growth in customer deposits from both existing and new customers, interest expense of $594 related to the FRHC notes issued during the period from December 2019 through February 2020,and interest expense related to short-term financing attracted by means of securities repurchase agreements totaling $591.

Fee and commission expense. During the three months ended September 30, 2020, we recognized fee and commission expense of $20,021, compared to fee and commission expense of $4,512 during the three months ended September 30, 2019. The increase of $15,509 was associated with higher brokerage fees to our prime brokers of $15,854 and was partially offset by decreases in commission fees paid to the Central Depository and stock exchanges of $51 and commission fees paid for bank services of $294. The increases in fee and commission expense was the result of both increased transaction volume from our existing customers and growth in our customer base. Generally, we expect fee and commission expense to increase and decrease in correspondence with increases and decreases in fee and commission income.

 Operating expenses. During the three months ended September 30, 2020, operating expenses totaled $15,867, compared to $14,385 during the three months ended September 30, 2019. The increase of $1,482 is primarily attributable to a higher general and administrative expenses related to the expansion of our operations, including, a $2,199 increase in payroll and bonuses, a $310 increase in depreciation and amortization, a $120 increase in software support, a $117 increase in representative expenses, and a $72 increase in insurance and other expenses. During the three months ended September 30, 2020, we realized a decrease in professional services of $880, stock compensation of $251 and advertising expenses of $205.

Provision/(recovery) for impairment losses. During the three months ended September 30, 2020, receivables in the amount of approximately $260 were repaid, including $170, which management had previously estimated may be uncollectible and for which management had recognized an impairment loss in the prior period. This recovery was partially offset by an additional provision for impairment losses in the amount of approximately $1,214.

Income tax expense

We recognized net income before income tax of $28,147 and $11,502 during the three months ended September 30, 2020 and 2019, respectively. During the three months ended September 30, 2020, we realized an income tax expense of $4,584 compared to an income tax expense of $2,866 during the three months ended September 30, 2019. This increase in income tax expense is attributable to increased revenues realized from our operating activities and the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate along with the incremental U.S. tax on GILTI.

Comprehensive income

The functional currencies of our operating subsidiaries are the Russian ruble, Kazakhstani tenge, European euro, Ukrainian hryvnia and Uzbekistani sum. Our reporting currency is the U.S. dollar. Pursuant to U.S. GAAP we are required to revalue our assets from our functional currencies to our reporting currency for financial reporting purposes. As a result of weakening of the Russian ruble and Kazakhstani tenge by 13.1% and 6.7% against the U.S. dollar we realized a foreign currency translation loss of $10,919 during the three months ended September 30, 2020. In comparison, as a result of depreciation of the Russian ruble by 2.1% and the Kazakhstani tenge by 1.9% against the U.S. dollar during the three months ended September 30, 2019, we realized a foreign currency translation loss of $2,076. As a result of the loss on foreign currency translation we realized comprehensive income of $12,644 during the three months ended September 30, 2020, compared to comprehensive income of $6,587 during the three months ended September 30, 2019.

Results of Operations

Six months ended September 30, 2020 compared to the six months ended September 30, 2019

            The following period-to-period comparison of our financial results is not necessarily indicative of future results.

	Six months ended		Six months ended
	September 30, 2020		September 30, 2019
	Amount	%*	Amount	%*
Revenues:
Fee and commission income	$97,616	77%	$48,955	79%
Net gain on trading securities	17,386	14%	6,509	10%
Interest income	9,197	7%	5,936	10%
Net gain on foreign exchange operations	2,772	2%	839	1%
Net (loss) on derivatives	(846)	0%	-	0%
Total revenue, net	126,125	100%	62,239	100%

Expenses:
Interest expense	8,443	7%	5,901	9%
Fee and commission expense	29,790	24%	8,543	14%
Operating expense	30,293	24%	27,514	44%
Provision/(recovery) for impairment losses	666	0%	(1,468)	(2%)
Other (income)/expense, net	(95)	0%	557	1%
Total expense	69,097	55%	41,047	66%

Net income before income taxes	57,028	45%	21,192	34%
Income tax expenses	(9,189)	(7%)	(4,342)	(7%)
Net income	$47,839	38%	$16,850	27%

Less: Net income/(loss) attributable to noncontrolling interest in subsidiary	296	0%	(129)	0%
Net income attributable to common shareholders	$47,543	38%	$16,979	27%
D
Other comprehensive income
Change in unrealized gain on available-for-sale securities, net of tax effect	-	0%	27	0%
Reclassification adjustment relating to available-for-sale securities disposed of in the period, net of tax effect	71	0%	-	0%
Foreign currency translation adjustments, net of tax effect	(2,286)	(2%)	(1,433)	(2%)
Comprehensive income before noncontrolling interests	45,624	36%	15,444	25%
Less: Comprehensive loss attributable to noncontrolling interest in subsidiary	296	0%	(129)	0%
Comprehensive income attributable to common shareholders	$45,328	36%	$15,573	25%

__________

*Reflects percentage of total revenues, net.

Revenue

We derive revenue primarily from fee and commission income earned from our retail brokerage clients, underwriting and market making activities, gains realized from our proprietary trading activities, and interest income.

During the six months ended September 30, 2020 and 2019, we realized total net revenue of $126,125, and $62,239, respectively. Revenue during the six months ended September 30, 2020, was significantly higher than the six months ended September 30, 2019, primarily due to increased fee and commission income, net gain on trading securities, interest income, and a net gain on foreign exchange operations. Revenues were partially offset by a net loss on derivatives.

	Six months ended		Six months ended
	September 30, 2020		September 30, 2019		Change
	Amount	%	Amount	%	Amount	%
Fee and commission income	$97,616	77%	$48,955	79%	$48,661	99%
Net gain on trading securities	17,386	14%	6,509	10%	10,877	167%
Interest income	9,197	7%	5,936	10%	3,261	55%
Net gain on foreign exchange operations	2,772	2%	839	1%	1,933	230%
Net loss on derivatives	(846)	0%	-	0%	(846)	0%
Total revenue, net	$126,125	100%	$62,239	100%	$63,886	103%

Fee and commission income. Fee and commission income consisted principally of broker fees from customer trading and related banking services, underwriting and market making services. During the six months ended September 30, 2020 and 2019, fees and commissions generated from brokerage and related banking services were $97,616 and $48,955 respectively, an increase of $48,661.

During the six months ended September 30, 2020, fees and commissions from brokerage services increased $41,748 as compared to the six months ended September 30, 2019. As noted above, we believe this growth was partially attributable to the unique market characteristics surrounding the COVID-19 pandemic, including the significant decline and subsequent rebound in the equity and debt capital markets, which created, at least among our customers, significantly increased trading volumes and customer activity. A portion of this growth was also the result of our ongoing efforts to expand our customer base both organically and through acquisition. Fees and commissions from related banking services increased during the six months ended September 30, 2020, by $814 compared to the six months ended September 30, 2019. Fees for bank services consist primarily of wire transfer fees, commissions for payment processing and commissions for currency exchange operations. Fees and commissions realized from underwriting services increased by $4,571 during the six months ended September 30, 2020, due to our engaging in more underwriting and related activities compared to the six months ended September 30, 2019. Fees and commissions from consulting services increased by $1,528 during the six months ended September 30, 2020, compared to the six months ended September 30, 2019.  We did not offer such services during the six months ended September 30, 2019. As noted above, because of the uncertainty relating to the COVID-19 pandemic, we cannot at this time predict with any certainty whether market conditions similar to those experienced during the six months ended September 30, 2020, which contributed significantly to the growth in fee and commission income, will repeat in future periods.

Net gain on trading securities. During the six months ended September 30, 2020, we recognized a net gain on trading securities of $17,386, which included $17,123 of realized net gain and $263 of unrealized net gain compared to a net gain of $6,509 on trading securities for the six months ended September 30, 2019, which included $6,756 of realized net gain and $247 of unrealized net loss. The main contributing factors to the increase in net gain on trading securities during the six months ended September 30, 2020, included favourable market conditions, increased use and success of intraday algorithmic trading and market-making activities on the SPBX outside of regular U.S. market hours. During the six months ended September 30, 2020, we continued our efforts to reallocate a portion of our proprietary trading portfolio from equity securities to fixed income instruments.

Interest income. During the six months ended September 30, 2020 and 2019, we recorded interest income from several sources, including interest income on trading securities, interest income on cash and cash equivalents held in financial institutions, interest income on reverse repurchase transactions and amounts due from banks. Interest income on trading securities consists of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading accounts. During the six months ended September 30, 2020, we realized interest income of $9,197 compared to $5,936 for the six months ended September 30, 2019. The increase in interest income of $3,261 was the result of several factors including, an increase in interest income on trading securities in the amount of $3,213, interest income due from banks in the amount of $79, and interest from reverse repurchase agreements in the amount of $3 which was partially offset by decreased interest income from loans to customers in the amount of $34.

During the six months ended September 30, 2020, we realized higher interest income from trading securities because we increased our investments in interest bearing securities as compared to the six months ended September 30, 2019. Interest income from reverse repurchase transactions was higher during the six months ended September 30, 2020, because we increased the volume of reverse repurchase transactions as compared to the six months ended September 30, 2019.

Net gain on foreign exchange operations. Under U.S. GAAP, we are required to revalue assets and liabilities denominated in foreign currencies into our reporting currency, which is the U.S. dollar, as a result of this revaluation, we may realize a gain or loss on foreign exchange operations. During the six months ended September 30, 2020, we realized a net gain on foreign exchange operations of $2,772 compared to a net gain of $839 during the six months ended September 30, 2019.

During the six months ended September 30, 2020, the value of the Russian ruble depreciated nearly by 2.5% against the U.S. dollar. The value of Kazakhstani tenge appreciated by 3.2% against the U.S. dollar. As a result of an increase in U.S. dollar-denominated assets in our subsidiary Freedom RU, we realized a net gain on foreign exchange operations of $1,568. Our subsidiary Freedom KZ realized a negative revaluation of U.S. dollar-denominated trading securities of $650 during the six months ended September 30, 2020. This loss was offset by a gain on revaluation of Freedom KZ debt securities issued indexed to the U.S. dollar of $936. Our subsidiary FFIN Bank, realized a net gain on foreign exchange operations of $632 due to a higher volume of cash and non-cash foreign exchange operations in U.S. dollar.

Expense

During the six months ended September 30, 2020 and 2019, we incurred total expenses of $69,097 and $41,047, respectively. Expenses during the six months ended September 30, 2020, increased primarily as a result of our continued efforts to grow our business and were only partially offset by a lower recovery for impairment losses.

	Six months ended		Six months ended
	September 30, 2020		September 30, 2019		Change
	Amount	%	Amount	%	Amount	%
Interest expense	$8,443	12%	$5,901	14%	$2,542	43%
Fee and commission expense	29,790	43%	8,543	21%	21,247	249%
Operating expense	30,293	44%	27,514	67%	2,779	10%
Provision/(recovery) for impairment losses	666	1%	(1,468)	(3%)	2,134	(145%)
Other (income)/expense, net	(95)	0%	557	1%	(652)	(117%)
Total expense	$69,097	100%	$41,047	100%	$28,050	68%

Interest expense. During the six months ended September 30, 2020, we recognized total interest expense of $8,443, compared to $5,901 during the six months ended September 30, 2019. The increase in interest expense of $2,542 was primarily attributable to interest expense of $1,481 related to FRHC notes issued during the period from December 2019 through February 2020, interest expense for customer accounts totaling $1,251 as a result of increased customer deposits from both existing and new customers, and interest expense for loans received totaling $8. This increase was partially offset by decreased interest expense for direct repurchase agreements totaling $198.

Fee and commission expense. During the six months ended September 30, 2020, we recognized fee and commission expense of $29,790 compared to fee and commission expense of $8,543 during the six months ended September 30, 2019. The increase was associated with higher commission fees paid to the Central Depository, stock exchanges and brokerage fees to our prime brokers of $21,342 and was partially offset by decreases in bank services commissions of $95. The increases in fee and commission expense were the result of both growth in our client base and increased transaction volume from our existing clients. Generally, we expect fee and commission expense to increase and decrease in correspondence with increases and decreases in fee and commission income.

Operating expenses. During the six months ended September 30, 2020, operating expenses totaled $30,293, compared to $27,514 during the six months ended September 30, 2019. The increase of $2,779 is primarily attributable to higher general and administrative expenses related to the expansion of our operations, including, a $3,859 increase in payroll and bonuses, a $383 increase in depreciation and amortization, a $272 increase in expenses for office supplies, a $191 increase in software support, a $187 increase in representative expenses, a $156 increase in communication expenses and a $131 increase in insurance and other expenses. During the six months ended September 30, 2020, we realized a decrease in professional services by $996, advertising expenses by $576, stock-based compensation by $500 and business trip expenses by $328.

(Recovery)/provision of impairment losses. During the six months ended September 30, 2020, receivables in the amount of approximately $585 were repaid, including $490, which management had previously estimated may be uncollectible and for which management had recognized an impairment loss in a prior period. This recovery was partially offset by an additional provision for impairment losses in the amount of approximately $1,300.

Income tax expense

We recognized net income before income tax of $57,028 during the six months ended September 30, 2020, and net income before income tax of $21,192 during the six months ended September 30, 2019, respectively. During the six months ended September 30, 2020, we realized an income tax expense of $9,189 compared to income tax expense of $4,342 during the six months ended September 30, 2019.This increase in income tax expense is attributable to the increase in revenues we realized from our operating activities and the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate along with the incremental U.S. tax on GILTI.

Comprehensive income

As a result of weakening of the Russian ruble by 2.5% and strengthening Kazakhstani tenge by 3.2% against the U.S. dollar we realized a foreign currency translation loss of $2,286 during the six months ended September 30, 2020, compared to a $1,433 loss realized during the six months ended September 30, 2019. This led to comprehensive income of $45,624 during the six months ended September 30, 2020 compared to comprehensive income of $15,444 during the six months ended September 30, 2019.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet our potential cash requirements for general business purposes including ongoing commitments to repay debts and payables, make interest payments on outstanding borrowings, fulfill securities repurchase obligations and fund operations. Our operations are funded through a combination of existing cash on hand, cash generated from operations, returns on our own capital, collateralized securities financing arrangements, margin loans, proceeds from sale of notes, proceeds from the sale of bonds of our subsidiaries, our credit facilities and other borrowings. Regulatory requirements applicable to our subsidiaries require them to maintain minimum capital levels.

As of September 30, 2020, we had cash and cash equivalents of $443,439 and restricted cash of $108,185 compared to cash and cash equivalents of $63,208 and restricted cash of $66,597, as of March 31, 2020. At September 30, 2020, we had total assets of $1,076,518 and total liabilities of $900,802, including customer liabilities of $525,929. By comparison, at March 31, 2020, we had total assets of $453,523 and total liabilities of $324,486, including customer liabilities of $168,432. The increases in restricted cash, cash and cash equivalents and customer liabilities at September 30, 2020, are the result of increased customer deposits resulting from organic and inorganic customer acquisition, and growth in customer account size as customers have increased their deposits and become more active in the markets to take advantage of the recent favorable market conditions. As discussed elsewhere in this report, because of the uncertainties relating to the COVID-19 pandemic, and its impacts on the markets and the global economy, we cannot reasonably estimate whether or for how long such market conditions and the related growth will continue.

As of September 30, 2020, the value of the trading securities held in our proprietary trading accounts totaled $311,832 compared to $156,544 at March 31, 2020. This growth is primarily attributable to the purchase of additional debt securities in our proprietary trading portfolio and favorable market conditions . As of September 30, 2020, around 80% of our trading portfolio consisted of debt securities, compared to 55.5% as of March 31, 2020. The funds necessary to acquire the additional securities in our proprietary trading portfolio were raised primarily through collateralized securities financing arrangements.

As of September 30, 2020, $182,299 or 58%, of the trading securities held in our proprietary trading accounts were subject to securities repurchase obligations compared to $54,222, or 35% as of March 31, 2020. Of the $443,439 in cash and cash equivalents at September 30, 2020, $53,862, or approximately 12%, were subject to reverse repurchase agreements. By comparison, at March 31, 2020, cash and cash equivalents totaled $63,208, of which $9,645, or 15%, were subject to reverse repurchase agreements.

As of September 30, 2020 and March 31, 2020, we had outstanding debt securities totaling $66,462 and $72,296, respectively. Our outstanding debt securities include outstanding bonds of our subsidiaries Freedom KZ and Freedom RU. These bonds have fixed annual coupon rates ranging from 6.5% to 12% and maturity dates ranging from May 2021 to January 2023. The Freedom KZ and Freedom RU bonds were issued under Kazakhstani and Russian Federation law, respectively, and trade on KASE and MOEX, respectively. During the six months ended September 30, 2020, neither Freedom KZ nor Freedom RU placed any bonds. Our debt securities also include $20,496 of notes of FRHC issued from December 2019 to February 2020. The FRHC notes are denominated in U.S. dollars, have minimum denominations of $100, bear interest at an annual rate of 7.000% and are due in 2022. The FRHC notes were sold only in Kazakhstan to non-U.S. persons in compliance with Astana International Financial Centre law and trade on the AIX.

Currency fluctuations during the six months ended September 30, 2020, led to a 2.5% decrease in the value of the Russian ruble against the U.S. dollar and a 3.2% increase in the Kazakhstani tenge against the U.S. dollar. As a result, in accordance with U.S. GAAP, balance sheet items denominated in Russian rubles and Kazakhstani tenge had to be revalued. This caused us to realize a $2,772 net gain on foreign exchange operations and a foreign currency translation loss of $2,286 during the six months ended September 30, 2020.

As noted elsewhere in the report, in July 2020, we completed the acquisition of Zerich for $7,110. In August we entered into an agreement to acquire all of the outstanding ordinary shares of Bank Kassa Nova. In connection with that transaction, in September we also entered into an agreement to acquire all of the outstanding preferred shares of Bank Kassa Nova and expect to acquire all of the outstanding subordinated debt of Bank Kassa Nova. Closing of the Bank Kassa Nova acquisition is contingent upon, among other things, receipt of necessary governmental approvals. The purchase price to acquire the ordinary shares of Bank Kassa Nova will be equal to: (i) the bank’s equity as of June 30, 2020, which was approximately $41,478; (ii) minus approximately $4,094; (iii) multiplied by 1.1; (iv) subject to adjustment for differences between the net book value of certain assets of Bank Kassa Nova to be purchased by the seller prior to closing and the actual price at which those assets are sold to seller. The purchase price for the preferred shares will be approximately $2,492. The anticipated purchase price for the subordinated debt will be equal to the aggregate sum of the nominal value of the subordinated debt and any accrued but unpaid interest associated with the subordinated debt as of December 23, 2020, the anticipated closing date.For informational purposes only, the aggregate nominal value of the subordinated debt, including accrued but unpaid interest, of Bank Kassa Nova as of September 30, 2020, was approximately $9,739.The Bank Kassa Nova acquisition agreements are denominated in Kazakhstani tenge. All U.S. dollar amounts stated in this paragraph relating to the Bank Kassa Nova transaction were calculated based on the Kazakhstani tenge to U.S. dollar conversion rate on July 29, 2020, of 417.29 tenge to one U.S. dollar, as reported on www.bloomberg.com and are provided for informational purposes only. The amount paid at closing could vary materially from what is disclosed in this paragraph based on, among other things, bank operations, adjustments to the purchase price for assets to be acquired by seller from the bank prior to closing, accrual of unpaid interest on the subordinated debt, and exchange rate fluctuations between July 29, 2020 and the closing the Bank Kassa Nova transaction. Additional details regarding the Bank Kassa Nova acquisition are available in the Current Report on Form 8-K we filed with the SEC on August 3, 2020, and the amended Current Report on Form 8-K/A we filed with the SEC on September 23, 2020.

We monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as other factors, including the amount of available liquid capital. While we are confident in the risk monitoring and management processes we have in place, a significant portion of our trading securities and cash and cash equivalents are subject to collateralization agreements. This significantly enhances our risk of loss in the event financial markets move against our positions. When this occurs our liquidity, capitalization and business can be negatively impacted. Because of the amount of leverage, we employ in our proprietary trading activities, coupled with our strategy to at times take large positions in select countries, companies or industries, our liquidity, capitalization, projected return on investment and results of operations can be significantly affected when we misjudge the impact of events, timing and liquidity of the market for those securities.

We have pursued an aggressive growth strategy, both organically and through acquisition, during the past several years, and we anticipate continuing efforts to expand our footprint. While this strategy has led to customer and revenue growth it also results in increased expenses and greater need for capital resources. Further growth and expansion may require greater capital resources than we currently possess, which could require us to pursue additional equity or debt financing from outside sources. We cannot assure that such financing will be available to us on acceptable terms, or at all, at the time it is needed.

Based on our current commitments, business plans, assets and anticipated results of operations, we believe that our current cash and cash equivalents, cash expected to be generated from operating activities, and forecasted returns from our proprietary trading will be sufficient to meet our working capital needs for the next 12 months. Our assessment, however, could be impacted by various uncertainties and risk, including the ongoing effects of the COVID-19 pandemic on our business, the economies where we operate and the broader global economy and on the financial markets. We monitor our financial performance to ensure adequate liquidity to fund operations and execute our business plan.

Cash Flows

            The following table presents our cash flows for the six months ended September 30, 2020 and 2019:

	For the six months ended September 30, 2020	For the six months ended September 30, 2019

Net cash flows from operating activities	$297,036	$62,506
Net cash flows from/(used in) investing activities	21,290	(10,218)
Net cash flows from/(used in) financing activities	131,944	(6,756)
Effect of changes in foreign exchange rates on cash and cash equivalents	(28,451)	(1,900)

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$421,819	$43,632

Net cash from operating activities during the six months September 30, 2020, was $297,036.  By comparison, during the six months ended September 30, 2019, net cash from operating activities was $62,506. Net cash from operating activities during the six months ended September 30, 2020, was driven by net income adjusted for non-cash movements (depreciation and amortization, non-cash lease expense, non-cash stock compensation expense, unrealized gain on trading securities, allowance for receivables) and net cash from operating activities primarily from changes in operating assets and liabilities, including a $156,896 increase in trading securities primarily from increased purchase of securities held in our proprietary account, a $361,634 increase in customer liabilities resulting from deposits from new and existing customers and a $84,777 increase in trade payables for margin, which principally resulted from margin lending payables.

During the six months ended September 30, 2020, net cash from investing activities was $21,290 compared to cash used in investing activities $10,218 during the six months ended September 30, 2019. Cash from investing activities during the six months ended September 30, 2020, included $27,991 received in the Zerich acquisition and $6,437 from proceeds on the sale of investments available for sale, which was partially offset with consideration paid for the Zerich acquisition of $7,110, prepayment toward the Kassa Nova acquisition of $4,170 and the purchase of fixed assets, net of sales of $1,858. Cash used in investing activities during the six months ended September 30, 2019, was used for the purchase of fixed assets, net of sales in the amount of $1,658 and to purchase available-for-sale securities in the amount of $8,560.

During the six months September 30, 2020, net cash from financing activities was $131,944, compared to net cash used in financing activities of $6,756 during the six months ended September 30, 2019. Net cash used in financing activities during the six months ended September 30, 2020, consisted principally of the proceeds from securities repurchase agreement obligations in the amount of $138,149, which was partially offset with the repurchase of $8,196 of outstanding Freedom KZ bonds. Net cash used in financing activities during the six months ended September 30, 2019, consisted principally of securities repurchase agreement obligations in the amount of $1,404, repayment of loans received in the amount of $3,919 and from the repurchase of bonds of Freedom KZ totaling $1,532, which were only partially offset by proceeds from stock option exercises in the amount of $99.

Contractual Obligations and Contingencies

For a discussion of our significant contractual obligations and contingencies, please see Note 18 to our condensed consolidated financial statements.

Off-Balance Sheet Financing Arrangements

As of September 30, 2020, we had no off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of end of the period covered by this quarterly report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the 2013 framework of the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) our principal executive officer and principal financial officer concluded that as of September 30, 2020, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Aside from improvements made in connection with the documentation and testing of internal control over financial reporting as part of the foregoing internal control evaluation, during the six months ended September 30, 2020, no other changes occurred that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The securities brokerage and banking industry is highly regulated and many aspects of our business involve substantial risk of liability. In recent years, there has been an increasing incidence of litigation involving the financial services industry, including class action suits that generally seek substantial damages, including in some cases punitive damages. Compliance and trading problems that are reported to federal, state and provincial regulators, exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies, and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic regulatory audits and inspections.

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

Item 1A. Risk Factors

The risks described below are not the only ones we face, and the statements contained elsewhere in this report, including our financial statements, should be read together with these risk factors. The occurrence of any of, or a combination of, the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial position, results of operations, liquidity or cash flows. This report contains forward-looking statements and information concerning us, our plans, and other future events. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Related to the U.S. and International Securities Brokerage and Banking Industry

We operate in highly regulated industries.

The business of the Company and its subsidiaries is subject to extensive government regulation and oversight in multiple jurisdictions. This includes but is not limited to laws, regulations and rules or other obligations concerning:

•	securities brokerage;	•	securities trading;
•	investment banking;	•	commercial banking;
•	credit;	•	deposit taking;
•	foreign currency exchange;	•	cross-border and domestic money transmission;
•	privacy;	•	data governance;
•	cybersecurity;	•	data protection;
•	fraud detection;	•	banking secrecy;
•	antitrust and competition;	•	payment services (including payment processing and settlement services);
•	consumer protection;	•	economic and trade sanctions;
•	anti-money laundering; and	•	counter-terrorist financing.

Failure to comply with these often complex and frequently changing legal obligations could materially harm our business.

As the Company and/or its subsidiaries introduce new products and services, expand existing product and service offerings and/or acquire new businesses they may be subject to additional regulations, restrictions, and licensing requirements and related regulatory oversight. Similarly,  as the Company expands its international activities, it will be obligated to be aware of, comprehend and comply with the laws of the new markets and jurisdictions in which it operates.

Further, the various jurisdictions in which the Company’s subsidiaries operate may impose different or even conflicting obligations than those applicable to the Company or other subsidiaries.  For example, laws regulating the internet, mobile, and related technologies used by the Company’s subsidiaries outside of the U.S. often impose different, more specific, or even conflicting obligations, as well as broader liability. In addition, certain transactions that may be prohibited by economic sanctions regulations of U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”) if undertaken by the Company or in the United States may be permissible if undertaken independently by a non-U.S. subsidiary where there is no U.S. nexus.

A failure or perceived failure to comply with applicable laws, regulations, or orders of any cognizant government authority may subject the Company or its subsidiaries to investigation, which may involve extensive legal-related costs.  A finding of noncompliance could result in criminal or civil enforcement in one or more jurisdictions leading to significant fines or penalties, including forfeiture of assets; result in additional compliance and licensure requirements; result in loss of existing licenses or prevent or delay obtaining additional licenses that may be required for our business; increase regulatory scrutiny; restrict our operations or require that we change certain business practices, make product or operational changes; delay planned transactions, product launches or improvements. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brands and business, and adversely affect our results of operations and financial condition. The Company and its subsidiaries have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but notwithstanding these measures it is possible that our employees, contractors, and agents could nevertheless breach such laws and regulations.

Fulfilling our obligations incident to being a U.S. public company listed on Nasdaq, including with respect to the requirements of SEC periodic reporting and related rules under the Sarbanes-Oxley Act and the Dodd-Frank Act, are expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.

We are subject to extensive corporate governance, reporting and accounting disclosure requirements under U.S. securities laws and regulations of the SEC. These laws, as well as the listing standards of the Nasdaq Stock Exchange, impose certain compliance requirements, costs and obligations on listed companies. This requires a significant commitment of resources and management oversight. The expenses associated with being a public company include auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees, registrar and transfer agent fees and listing fees, as well as other expenses. Failure to comply with Sarbanes-Oxley Act or Dodd-Frank Act could potentially subject us to sanctions or investigations by the SEC or other regulatory, exchange or market authorities.

Noncompliance with of the anti-corruption in effect in the United States and the non-U.S. jurisdictions where we conduct business could adversely impact the Company’s business, financial condition, results of operations or prospects

The Company is subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar non-U.S. anti-corruption laws that generally prohibit companies and their intermediaries from making improper payments or providing anything of value to influence foreign government officials for the purpose of obtaining or retaining business or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings, resulting in record fines and penalties, increased enforcement activity, and increases in criminal and civil proceedings brought against companies and individuals.

The Company operates through subsidiaries in Russia, Kazakhstan, Ukraine, Kyrgyzstan, Uzbekistan, Germany and Cyprus. Enforcement officials generally interpret anti-corruption laws’ prohibitions to include improper payments to government officials like those of the Central Bank of the Russian Federation, the Agency for Regulation and Development of the Financial Market of the Republic of Kazakhstan, the Center for Coordination and Development of Securities Market of the Republic of Uzbekistan, the National Commission for securities markets of Ukraine and the Cyprus Securities and Exchange Commission, the principal regulatory bodies that would control and monitor our operations in  certain of these countries. Our internal policies and those of our subsidiaries provide for training and compliance with all applicable anti-corruption laws and regulations. Despite our training and compliance programs, it is possible that our employees, agents or independent contractors may cause the Company or a subsidiary to violate applicable laws. In the event that we believe or have reason to believe that our employees, agents or independent contractors have or may have caused the Company or a subsidiary to violate applicable anti-corruption laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be costly and require significant time and attention from senior management. Non-compliance with these laws may result in criminal or civil penalties, which could disrupt our business and result in a material adverse effect on our financial condition, the result of operations and cash flows.

Non-compliance with US, EU or other sanctions programs or an expansion of these programs could adversely impact the Company’s business, financial condition, results of operations or prospects

The U.S. and European Union and other jurisdictions have imposed economic sanctions on certain countries and persons.  The Company is committed to full compliance with all applicable economic sanctions.

U.S. economic sanctions include prohibitions (‘primary’ sanctions) that are generally administered and enforced by OFAC.  With the exception of OFAC’s Iran and Cuba sanctions programs these prohibitions apply to U.S. Persons, including companies organized under the laws of the United States and their overseas branches, but do not apply to non-U.S. subsidiaries of U.S. Persons.  U.S. economic sanctions also include ‘secondary’ sanctions that make certain activities of non-U.S. companies sanctionable under U.S. statutes such as the Countering America’s Adversaries Through Sanctions Act (“CAATSA”). These sanctions are administered by OFAC and/or the U.S. Department of State. The Company requires its subsidiaries to fully comply with all U.S. primary sanctions that are applicable to such subsidiaries and/or to transactions in which they are involved, and to refrain from participation in any conduct that is sanctionable under U.S. secondary sanctions.

Of specific relevance to the Company’s operations, the U.S. has imposed primary sanctions on certain Russian and Ukrainian persons and entities in connection with the alleged role of the Russian Federation in events in Eastern Ukraine and Crimea (“Ukraine/Russia-related Sanctions”).  Among other things these sanctions prohibit dealing in certain debt or equity issued by a number of major state-owned Russian financial institutions and certain state-owned entities in the Russian energy and defense sectors.

The Company, which is a U.S. domiciled holding company with no operations of its own, is obliged to comply with Ukraine/Russia-related Sanctions, but those sanctions do not apply to the fully independent activities of its non-U.S. subsidiaries where there is no U.S. nexus.  If, however, the  Company were to be determined to have facilitated activities of its subsidiaries that are prohibited under Ukraine/Russia-related Sanctions the Company could be subject to civil or criminal penalties under OFAC regulations.

In addition, non-U.S. companies that cause U.S. companies to violate OFAC regulations may be subject to enforcement action and thereby the imposition of civil or criminal penalties.  This may occur for example if a Company subsidiary were to process a U.S dollar transaction involving sanctioned securities through the U.S. financial system.  The risk of noncompliance may arise in connection with international transactions conducted in U.S. dollars, transfers to or from U.S. bank accounts, or dealings with U.S. broker-dealers.

In the event that we believe or have reason to believe that our employees, agents or independent contractors have or may have caused the Company or a subsidiary to violate  applicable economic sanctions laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be costly and require significant time and attention from senior management. Non-compliance with these laws may result in criminal or civil penalties, which could disrupt our business and result in a material adverse effect on our financial condition, the result of operations and cash flows.

Finally, should there be a large scale expansion of U.S. sanctions on Russia, private sector financial institutions in Russia or Russian’s banking system this could negatively affect the business Company’s Russian subsidiaries by limiting or prohibiting their access to the U.S. financial system or financial markets.   This may also negatively affect the Russian economy and investment climate and lead to deterioration of the Russian financial markets.  The impact of any such expansion would depend on the nature of such sanctions.

The countries in which we operate have changing regulatory regimes, regulatory policies, and interpretations.

The countries in which we operate have differing regulatory regimes governing the operation of broker-dealers in each country, the transfer of funds to and from such countries, and other aspects of the finance, investment and banking industries. These provisions were promulgated during changing political circumstances, are continuing to change, and may be relatively untested, particularly insofar as they apply to foreign investments by residents of various countries. Therefore, there may exist little or no administrative or enforcement history or established practice that can aid us in evaluating how the regulatory regimes may impact our operations. It is possible that governmental policies will change or that new laws and regulations, administrative practices or policies, or interpretations of existing laws and regulations will materially and adversely affect our activities in one or more of the countries where we operate. Further, since the history and practice of industry regulation is limited, our activities may be particularly vulnerable to the decisions and positions of individuals, who may change, be subject to external pressures, or administer policies inconsistently. Internal bureaucratic politics may have unpredictable and negative consequences. Our revenue and profitability could also be affected by changes to rules and regulations that impact the business and financial communities generally, including changes to the laws governing taxation, foreign ownership, electronic commerce, client privacy and security of client data.  In addition, changes to these rules and regulations could result in limitations on the lines of business we conduct, modifications to our business practices, more stringent capital and liquidity requirements, or additional costs. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes to our compliance, risk management, treasury and operations functions.

Risks Related to Our Securities and Banking Business Activities

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

Our business is subject to the risk that a customer, counterparty or issuer will fail to perform its contractual obligations, or that the value of collateral held to secure obligations will prove to be inadequate to cover their obligations to us. We are also subject to the same risk in connection with our own failures in connection with our proprietary trading.  While we have policies and procedures designed to manage this risk, the policies and procedures may not be fully effective to protect us against the risk of loss. Our exposure results principally from repurchase and reverse repurchase agreements, margin lending, clients’ options trading, futures activities, securities lending, our role as counterparty in financial contracts, investing activities, and our proprietary trading.

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

We have exposure to credit risk associated with our proprietary investments. Our investments are subject to price fluctuations as a result of changes in the financial markets’ assessment of credit quality. Loss in securities value can negatively affect our financial performance and earnings if our management determines that such securities are other-than-temporarily-impaired (OTTI). The evaluation of whether OTTI exists is a matter of judgment, which includes the assessment of several factors. If our management determines that a security is OTTI, the cost basis of the security may be adjusted, and a corresponding loss may be recognized in current earnings. Deterioration in the value of securities held in our proprietary portfolio could result in the recognition of future impairment charges. Even if a security is not considered OTTI, if we were forced to sell the security sooner than intended, we may have to recognize an unrealized losses at that time.

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

Our proprietary portfolio is leveraged and concentrated in the sovereign debt instruments of a few non-U.S. countries and a number of companies. A consequence of this investment strategy is that our investment returns could be materially and adversely affected if these investments do not perform as anticipated. Moreover, because we rely on leverage in our portfolio, when an investment does not perform within the time horizon we project, we face significant risk of either having to close the position at a time when the market price or liquidity might be unfavorable, or extending financing arrangements beyond the time frame initially anticipated, which can result in paying higher financing costs than projected. If a significant investment such as this fails to perform as anticipated our return on investment, business, liquidity, cash flow, financial condition and results of operations could be materially negatively affected, and the magnitude of the loss could be significant.

Even if we follow our investment policies, we cannot give assurance that our investments will be profitable. For example, an increase in interest rates, a general decline in the stock markets or economic slowdown, delays in timing of anticipated events, an inability to identify and engage suitable counterparties, or other market conditions adverse to companies or investments of the type in which we invest, or other world events, such as wars, natural disasters or the outbreak of a pandemic like COVID-19, could result in a decline in the value of our investments. Additionally, changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, or new laws, rules or regulations could have an adverse impact on our investments.

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

Larger and more frequent capital commitments in our trading and underwriting business activities can increase the risk that we might incur significant losses.

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

We may need to raise additional capital, and we cannot be sure that additional financing will be available or available on attractive terms.

To satisfy or refinance existing obligations, service our debt obligations, support the development of our business or pursue additional growth through acquisition, we depend on our ability to generate cash flow from operations and to borrow funds and issue securities in the capital markets. To the extent we are unable to generate cash flows sufficient to meet our obligations, we may require additional financing for liquidity, capital requirements or growth initiatives. We may not be able to obtain financing on terms and at interest rates that are favorable to us, or at all. An inability to obtain financing in the future could materially and adversely affect our plans, business, financial position, results of operations or cash flows.

We are dependent upon our relationships with U.S. securities broker-dealer and clearing firms to receive and transmit funds internationally.

Funds invested by our customers in securities of U.S. companies are transmitted to U.S. registered securities broker-dealer and clearing firms. Funds from the sale of securities are transmitted from such U.S. registered securities broker-dealer and clearing firms back to us through international banking electronic transfers, which can experience clerical and administrative mistakes, be subject to technical interruption, be delayed, or otherwise fail to work as planned. We do not have any control over these funds transfers. Failures or substantial delays in funds transfers could impair our customer relationships. Damage to or the loss of our relationships with these U.S. registered securities broker-dealer and clearing firms could also impair our ability to continue to offer such services to our customers which could have a material adverse impact on our business, results of operations and/or financial condition.

Geographic, Currency and Political Risks

We operate in emerging consumer financial services sectors in Eurasia, which is a competitive landscape where increased competition from larger service providers with greater resources or superior service offerings could materially and adversely affect our business, financial position, results of operations or cash flows.

We derive our revenues from brokerage, banking and financial services businesses serving customers principally located in Russia, Kazakhstan, Cyprus, Ukraine and Uzbekistan. Investing by retail customers, particularly in U.S. and European securities, is an emerging market in these countries, and we could encounter increased price competition as this industry matures and new online brokerage services become available. We believe we may experience competitive pressures in these and other areas as existing or new competitors seek to obtain market share by competing on the basis of price or service. In addition, our retail brokerage business will likely face pressure from larger competitors, which may be better able to offer a broader range of complementary products and services to retail brokerage clients in order to win their trading business. Our inability to compete effectively with our competitors could materially and adversely affect our business, financial position, results of operations or cash flows.

We face risks relating to doing business internationally that could materially and adversely affect our business, financial position, results of operations or cash flows.

Our subsidiary companies operate and serve customers in a number of countries. There are certain risks inherent in doing business internationally, including:

•	difficulties in enforcing legal rights;	•	corruption in certain countries
•	economic volatility and sustained economic downturns;	•	changes in securities brokerage, financial services and banking laws and regulations;
•	exposure to different legal standards;	•	potentially adverse tax developments;
•	difficulties in developing, staffing, and simultaneously managing a number of foreign operations;	•	risks related to government regulation and uncertain protection and enforcement of our intellectual property rights;
•	political or social unrest, including terrorism; and	•	currency exchange rate fluctuations and currency exchange controls.

One or more of these factors could materially and adversely affect our business, financial position, results of operations or cash flows.

We are exposed to foreign currency fluctuations that can impact our financial results.

Because our business is conducted outside the U.S., we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and can have a material impact on our financial statements. Our functional currency is the U.S. dollar. The functional currencies of our subsidiaries include the Russian ruble, European euro, Ukrainian hryvnia, Uzbekistani som and the Kazakhstani tenge. For financial reporting purposes, those currencies are translated into U.S. dollars as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. As the value of the functional currencies of our subsidiaries weakens against the U.S. dollar, we may realize losses arising as a result of translating such foreign currencies to U.S. dollars.  Conversely, as the value of the U.S. dollar weakens against the functional currencies of our subsidiaries, we may realize gains arising as a result of currency translation.

We conduct operations in several different currencies. This subjects us to currency exchange rate risk. Fluctuations in currency exchange rates have had, and will continue to have, an impact on our results of operations. We cannot assure that such currency exchange rate fluctuations will not adversely impact our operating results, cash flows and financial condition. While we may employ strategies to hedge against currency fluctuations, the use of such strategies can also result in the loss of potential benefits that might result from favorable exchange rate fluctuations.

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

Risks Related to Our Corporate Structure and Internal Operations

We are a diversified holding company with little or no operations of our own and are reliant on the operations of our subsidiaries to fund holding company operations.

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

Timur Turlov controls a majority of the voting power of our outstanding common stock. Accordingly, we qualify as a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power is held by one individual is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements that:

•	a majority of the board of directors consist of independent directors;	•	each committee have a written charter addressing such committee’s purpose and responsibilities;
•	our audit committee, nominating and corporate governance committee and compensation committee be composed entirely of independent directors; and	•	an annual evaluation of the nominating and corporate governance committee and compensation committee be performed.

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

Timur Turlov has control over key decision making as a result of his ownership of the majority of our voting stock.

Timur Turlov, our chief executive officer and chairman of our board of directors, beneficially owns 72.7% of our outstanding common stock. Mr. Turlov currently has sole voting control of FRHC and can control the outcome of matters submitted to stockholders for approval, including the election of directors, stock splits, recapitalizations, and any merger, consolidation, or sale of all or substantially all of our assets. In addition, Mr. Turlov has the ability to control our management and affairs as a result of his position as our chief executive officer, chairman of our board of directors and his ability to control the election of our directors. As a board member and officer, Mr. Turlov owes fiduciary duties to our stockholders and must act in good faith and in a manner he reasonably believes to be in the best interest of our stockholders. As a stockholder, however, Mr. Turlov is entitled to vote his shares of common stock according to his personal interests, which may not always be in the interest of our stockholders generally. Mr. Turlov is prohibited from membership on our audit committee under the terms of the audit committee charter adopted by our board of directors.

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

The pool of experienced and qualified employee candidates is limited in some of the geographical areas where we conduct business, and competition for skilled employees can be significant. We are dependent, in part, on our continued ability to hire, engage and retain skilled employees. Additionally, we rely upon experienced managerial, marketing and support personnel to effectively manage our business and to successfully promote our services. If we do not succeed in engaging and retaining skilled employees and other personnel, or if we experience a potential loss of such personnel, or their productivity significantly declines because of events such as the COVID-19 pandemic, we may be unable to meet our objectives and, as a result, our business, financial position, results of operations or cash flows could be materially and adversely affected.

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

Acquisitions have played a key role in our growth and development and we anticipate this will continue in the future. However, we may be unable to identify, acquire, close or integrate acquisition targets successfully.

Acquisitions have been, and will likely continue to be, a significant component of our growth strategy; however, there can be no assurance that we will be able to continue to grow our business through acquisitions as we have done historically, that businesses acquired will perform in accordance with expectations or that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove to be correct. We will continue to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to strengthen our industry position, expand our customer base or enhance our existing service offerings. We cannot assure you that we will identify or successfully complete transactions with suitable acquisition candidates in the future, nor can we assure you that completed acquisitions will be successful. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

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

Risks Related to Ownership of Our Securities

The price of our common stock has fluctuated historically and may be volatile.

The market price of our common stock may fluctuate significantly. Among the factors that could affect our stock price are:

•	industry or general market conditions;	•	changes in customer preferences;
•	country risk associated with the countries in which we conduct operations;	•	changes in securities analysts’ estimates of our financial performance or lack of research coverage and reports by industry analysts;
•	new regulatory pronouncements and changes in regulatory guidelines;	•	lawsuits, enforcement actions and other claims by third parties or governmental authorities;
•	actual or anticipated fluctuations in our quarterly operating results;	•	domestic and international economic factors unrelated to our performance;
•	changes in market valuations or earnings of similar companies;	•	announcements by us of significant impairment charges;
•	additions/departures of key personnel;	•	investor perception of us and our industry;
•	actions by large position stockholders, including future sales of our common stock;	•	announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships;
•	completions of significant asset acquisitions or dispositions;	•	war, terrorist acts, civil unrest and epidemic disease;
•	any future sales of our common stock or other securities;	•	speculation in the press or investment community; and
•	misconduct or other improper actions of our employees.

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

If, in the future, we decide to issue debt or equity securities that rank senior to our common stock, it is possible that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in the Company.

We do not intend to pay dividends on our common stock for the foreseeable future and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We currently intend to use our future earnings to repay debt, to fund our growth, to develop our business, for working capital needs and for general corporate purposes. We are not likely to pay dividends on our common stock for the foreseeable future, and the success of an investment in our common stock will depend upon any future appreciation in the value of our common stock. There is no guarantee that our common stock will appreciate in value or even maintain its current value. Payments of dividends, if any, are at the sole discretion of our board of directors after taking into account various factors, including general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. In addition, our operations are conducted almost entirely through our subsidiaries. As such, to the extent that we determine in the future to pay dividends on our common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of such dividends. Further, Nevada law imposes additional requirements that may restrict our ability to pay dividends to holders of our common stock.

General Business Risks

Our business is affected by general business and economic conditions and broad securities market performance, which could materially and adversely impact our business, financial position, results of operations or cash flows.

Demand for our products and services is affected by a number of general business and economic conditions. A decline in the Russian, Kazakhstani, Ukrainian, Cypriot, European or U.S. financial markets or general economies could materially and adversely affect our business, financial position, results of operations or cash flows. Our profit margins, as well as overall demand for our services, could decline as a result of a number of factors beyond our control, including economic recessions, changes in customer preferences, investor and consumer confidence, inflation, availability of credit, fluctuation in interest and currency exchange rates, changes in the fiscal or monetary policies of governments, a widespread pandemic, such as COVID-19, and political circumstances (including wars and terrorist acts) in the regions in which we operate.

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

Unforeseen or catastrophic events, including the emergence of pandemics, terrorist attacks, extreme weather events or other natural disasters or political discord could materially negatively impact our business.

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks, extreme weather events or other natural disasters, could create, and in the case of COVID-19 has created, and may continue to create, economic and financial disruptions, and could lead to operational difficulties (including quarantine, shelter in place and travel limitations) that could impair our ability to operate our business as it is normally operated.

Risks Related to the COVID-19 Pandemic

The outbreak of the COVID-19 pandemic has impacted and will likely continue to impact the global economy, global financial markets and our business which may have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic has created financial disruption and impacted the economies of every country in which we operate. Health and safety measures implemented to address the spread of the pandemic have impacted our business. The extent to which the pandemic will impact our business, operational and financial performance, results of operations and liquidity in future periods will depend on the duration and severity of the pandemic in future periods, which is uncertain and cannot be reasonably estimated at this time.

Although financial markets have rebounded from the significant declines experienced during the early stages of the COVID-19 outbreak as spread of the virus seemed to slow during the second and third quarters of calendar 2020, more recently the number of COVID-19 cases appears to be increasing. Governments are again considering, and in some cases, implementing measures similar to those implemented during the onset of the COVID-19 pandemic.

The extent of the impact of COVID-19 on our business, operational and financial performance going forward will continue to depend on certain developments, including the duration and severity of COVID-19 going forward, measures implemented by governments to address further outbreaks of the pandemic, and the impact on our customers, employees, the financial markets, the global economy and the economies of the countries in which we operate, all of which is uncertain at this time and cannot be reasonably estimated.

Item 6. Exhibits

Exhibits. The following exhibits are filed or furnished, as applicable, as part of this report:

Exhibit No.	Exhibit Description

2.01	Bank Kassa Nova JSC (Subsidiary Bank of ForteBank JSC) Ordinary Share Purchase and Sale Agreement, dated July 29, 2020, by and between ForteBank JSC and Freedom Finance JSC(1)
2.02

Preferred Shares Sale and Purchase Agreement of Bank Kassa Nova Joint-Stock Company (Subsidiary Bank of ForteBank Joint-Stock Company) by and between Mr. Bulat Zhamitovich Utemuratov and Freedom Finance JSC(4)

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
101

The following Freedom Holding Corp. financial information for the periods ended September 30, 2020, formatted in inline XBRL (eXtensive Business Reporting Language): (i) the Cover Page; (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

104	Cover page formatted in inline XBRL (included in Exhibit 101). *

________

* Filed herewith.

(1)    Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2020.

(2)    Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 10, 2020.

(3)   Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on July 14, 2020.

(4)    Incorporated by reference to Registrant’s Current Report on Form 8-K/A-1 filed with the SEC on September 23, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM HOLDING CORP.

Date: November 9, 2020	/s/ Timur Turlov
Timur Turlov
Chief Executive Officer

Date: November 9, 2020	/s/ Evgeniy Ler
Evgeniy Ler
Chief Financial Officer

