Form 10-Q
period 2020-12-31
Freedom Holding Corp.
filed 2021-02-09
CIK 924805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 8, 2021, the registrant had 58,443,212 shares of common stock, par value $0.001, issued and outstanding.

FREEDOM HOLDING CORP.

FORM 10-Q

PART I — FINANCIAL INFORMATION		Pages

Item 1.	Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2020 and March 31, 2020	3

	Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income for the Three Months and Nine Months Ended December 31, 2020 and 2019	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2020 and 2019	5

	Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended December 31, 2020 and 2019	7

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	55

Item 4.	Controls and Procedures	55

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	56

Item 1A.	Risk Factors	56

Item 6.	Exhibits	57

Signatures		58

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	December 31, 2020	March 31, 2020

ASSETS
Cash and cash equivalents	$624,572	$63,208
Restricted cash	368,344	66,597
Trading securities	345,313	156,544
Available-for-sale securities, at fair value	1	6,438
Brokerage and other receivables, net	59,082	113,687
Loans issued	11,655	10,461
Deferred tax assets	-	570
Fixed assets, net	17,989	6,384
Intangible assets, net	10,356	3,422
Goodwill	6,202	2,607
Right-of-use asset	14,391	14,543
Other assets, net	15,749	9,062

TOTAL ASSETS	$1,473,654	$453,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Securities sold, not yet purchased – at fair value	$9,078	$-
Loans received	3,331	-
Debt securities issued	68,400	72,296
Customer liabilities	967,256	168,432
Trade payables	19,201	8,398
Deferred distribution payments	8,534	8,534
Securities repurchase agreement obligations	144,402	48,204
Current income tax liability	3,936	1,407
Lease liability	14,195	14,384
Deferred tax liabilities	3,680	-
Other liabilities	6,083	2,831

TOTAL LIABILITIES	1,248,096	324,486

Commitments and Contingent Liabilities (Note 20)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 58,443,212 and 58,358,212 shares issued and outstanding as of December 31, 2020 and March 31, 2020, respectively	58	58
Additional paid in capital	104,615	102,890
Retained earnings	156,252	66,335
Accumulated other comprehensive loss	(33,338)	(37,974)

TOTAL EQUITY ATTRIBUTABLE TO THE COMPANY	227,587	131,309

Noncontrolling interest	(2,029)	(2,272)
TOTAL STOCKHOLDERS’ EQUITY	225,558	129,037

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,473,654	$453,523

The accompanying notes are an integral part of these condensed consolidated financial statements

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME  (Unaudited)

(All amounts in thousands of United States dollars, unless otherwise stated)

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Revenue:

Fee and commission income	$74,333	$20,583	$171,949	$69,538
Net gain on trading securities	18,944	6,448	36,330	12,957
Interest income	7,374	3,063	16,571	8,999
Net (loss)/gain on foreign exchange operations	(1,413)	(1,080)	1,359	(241)
Net gain on derivatives	995	556	149	556

TOTAL REVENUE, NET	100,233	29,570	226,358	91,809

Expense:
Interest expense	6,649	2,713	15,092	8,614
Fee and commission expense	20,278	5,525	50,068	14,068
Operating expense	21,921	17,062	52,214	44,576
Provision/(recovery) for impairment losses	1,109	152	1,775	(1,316)
Other expense, net	244	118	149	675

TOTAL EXPENSE	50,201	25,570	119,298	66,617
NET INCOME BEFORE INCOME TAX	50,032	4,000	107,060	25,192

Income tax (expense)/benefit	(7,711)	50	(16,900)	(4,292)

NET INCOME	$42,321	$4,050	$90,160	$20,900

Less: Net (loss)/income attributable to noncontrolling interest in subsidiary	(53)	(991)	243	(1,120)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$42,374	$5,041	$89,917	$22,020

OTHER COMPREHENSIVE INCOME/(LOSS)
Change in unrealized gain/(loss) on available-for-sale securities, net of tax effect	$-	$(1)	$-	$26
Reclassification adjustment relating to available-for-sale securities disposed of in the period, net of tax effect	-	-	71	-
Foreign currency translation adjustments, net of tax effect	6,851	2,841	4,565	1,408

COMPREHENSIVE INCOME BEFORE NONCONTROLLING INTERESTS	$49,172	$6,890	$94,796	$22,334

Less: Comprehensive (loss)/income attributable to noncontrolling interest in subsidiary	(53)	(991)	243	(1,120)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$49,225	$7,881	$94,553	$23,454
BASIC NET INCOME PER COMMON SHARE	$0.72	$0.07	$1.54	$0.36
DILUTED NET INCOME PER COMMON SHARE	$0.72	$0.07	$1.54	$0.36
Weighted average number of shares (basic)	58,395,606	58,158,864	58,370,521	58,116,825
Weighted average number of shares (diluted)	58,450,688	58,391,547	58,423,467	58,335,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	For the nine months ended
	December 31, 2020	December 31, 2019

Cash Flows From Operating Activities
Net income	$90,160	$20,900
Adjustments to reconcile net income from operating activities:
Depreciation and amortization	2,548	1,925
Noncash lease expense	4,502	4,684
Loss on sale of fixed assets	-	202
Change in deferred taxes	2,868	1,001
Stock compensation expense	1,090	2,100
Share based payment	517	836
Unrealized (gain)/loss on trading securities	(7,695)	5,251
Unrealized gain on derivative asset	-	(233)
Net change in accrued interest	(1,036)	(752)
Allowance/(recoveries) for receivables	1,775	(1,316)
Changes in operating assets and liabilities:
Lease liabilities	(4,870)	(4,733)
Trading securities	(114,807)	(59)
Brokerage and other receivables	58,596	(80,423)
Loans issued	(1,129)	(8,180)
Other assets	(3,887)	(5,763)
Customer liabilities	646,950	105,560
Current income tax liability	2,107	(593)
Trade payables	10,934	22,069
Securities sold, not yet purchased	9,078	4,385
Other liabilities	1,253	1,784
Net cash flows from operating activities	698,954	68,645

Cash Flows From Investing Activities
Purchase of fixed assets	(3,072)	(3,608)
Proceeds from sale of fixed assets	227	468
Proceeds from sale/(purchase) of available-for-sale securities, at fair value, net	6,437	(7,455)
Consideration paid for Zerich	(7,110)	-
Consideration paid for Prime Executions	(2,500)	-
Consideration paid for Freedom Bank KZ	(53,097)	-
Cash, cash equivalents and restricted cash received from acquisitions	157,533	-
Net cash flows from/(used in) investing activities	98,418	(10,595)

Cash Flows From Financing Activities
Repurchase/(repayment) of securities repurchase agreement obligations	63,166	(15,285)
Proceeds from issuance of debt securities	3,554	17,722
Repurchase of debt securities	(8,186)	(7,256)
Repayment of loans received	-	(4,008)
Proceeds from loans received	3,300	-
Exercise of options	118	455
Net cash flows from/(used in) financing activities	61,952	(8,372)

Effect of changes in foreign exchange rates on cash and cash equivalents	3,787	5,281

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	863,111	54,959
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	129,805	88,420
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$992,916	$143,379

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	For the nine months ended
	December 31, 2020	December 31, 2019

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,580	$7,686
Income tax paid	$12,186	$5,094

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$-	$16,979
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$2,665	$4,059

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	December 31, 2020	December 31, 2019

Cash and cash equivalents	$624,572	$93,653
Restricted cash	368,344	49,726
Total cash, cash and cash equivalents and restricted cash as shown in the statement of cash flows	$992,916	$143,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in	Retained	Accumulated other comprehensive	Non-controlling
	Shares	Amount	capital	earnings	loss	interest	Total

Balance as of September 30, 2020	58,358,212	$58	$103,945	$113,878	$(40,189)	$(1,976)	$175,716

Stock based compensation	15,000	-	35	-	-	-	35
Share based payment	10,000	-	517	-	-	-	517
Exercise of options	60,000	-	118	-	-	-	118
Translation difference	-	-	-	-	6,851	-	6,851
Net income/(loss)	-	-	-	42,374	-	(53)	42,321

Balance as of December 31, 2020	58,443,212	$58	$104,615	$156,252	$(33,338)	$(2,029)	$225,558

Balance as of March 31, 2020	58,358,212	$58	$102,890	$66,335	$(37,974)	$(2,272)	$129,037

Stock based compensation	15,000	-	1,090	-	-	-	1,090
Share based payment	10,000	-	517	-	-	-	517
Exercise of options	60,000	-	118	-	-	-	118
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	-	-	-	-	71	-	71
Translation difference	-	-	-	-	4,565	-	4,565
Net income	-	-	-	89,917	-	243	90,160

Balance as of December 31, 2020	58,443,212	$58	$104,615	$156,252	$(33,338)	$(2,029)	$225,558

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued) (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in	Retained	Accumulated other comprehensive	Non-controlling
	Shares	Amount	capital	earnings	loss	interest	Total

Balance as of September 30, 2019	58,093,212	$58	$101,247	$58,477	$(24,458)	$306	$135,630

Exercise of options	230,000	-	356	-	-	-	356
Stock based compensation		-	546	-	-	-	546
Share based payment	20,000	-	-	-	-	-	-
Change in unrealized gain on available-for-sale securities, net of tax effect	-	-	-	-	(1)	-	(1)
Translation difference	-	-	-	-	2,841	-	2,841
Net income/(loss)	-	-	-	5,041	-	(991)	4,050

Balance as of December 31, 2019	58,343,212	$58	$102,149	$63,518	$(21,618)	$(685)	$143,422

Balance as of March 31, 2019	58,043,212	$58	$99,093	$41,498	$(23,052)	$-	$117,597

Exercise of options	230,000	-	455	-	-	-	455
Stock based compensation	-	-	2,100	-	-	-	2,100
Share based payment	70,000	-	836	-	-	-	836
Sale of Freedom UA shares	-	-	(335)	-	-	435	100
Change in unrealized gain on available-for-sale securities, net of tax effect	-	-	-	-	26	-	26
Translation difference	-	-	-	-	1,408	-	1,408
Net income/(loss)	-	-	-	22,020	-	(1,120)	20,900

Balance as of December 31, 2019	58,343,212	$58	$102,149	$63,518	$(21,618)	$(685)	$143,422

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

The Company owns directly, or through subsidiaries, the following companies: LLC Investment Company Freedom Finance (“Freedom RU”), Moscow, a Russia-based securities broker-dealer; LLC FFIN Bank, a Moscow, Russia-based bank (“FFIN Bank”); JSC Freedom Finance, an Almaty, Kazakhstan-based securities broker-dealer (“Freedom KZ”); Bank Freedom Finance Kazakhstan JSC, (formerly known as JSC Bank Kassa Nova), an Almaty, Kazakhstan-based bank (“Freedom Bank KZ”); Prime Executions, Inc., New York, United States-based agency only securities broker-dealer operating on the floor of the New York Stock Exchange (“Prime Executions”); Freedom Finance Global, PLC, an Astana International Financial Centre-based securities broker-dealer, (“Freedom Global”); Freedom Finance Europe Limited, a Limassol, Cyprus-based broker-dealer (“Freedom CY”); Freedom Finance Technologies Ltd (“Freedom Technologies”), a Limassol, Cyprus limited company, (formerly known as Freedom Finance Management Limited); Freedom Finance Germany TT GmbH, a Berlin, Germany-based tied agent (“Freedom GE”); LLC Freedom Finance Uzbekistan, a Tashkent, Uzbekistan-based broker-dealer (“Freedom UZ”); and FFIN Securities, Inc., a Nevada corporation (“FFIN”).

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

In July 2020, we completed the acquisition of Zerich Capital Management (“Zerich”). On December 27, 2020, Zerich was merged into Freedom RU and its separate legal existence terminated. In connection with the merger, the assets and liabilities of Zerich were transferred to Freedom RU.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

The Company’s subsidiaries are participants on the Kazakhstan Stock Exchange (KASE), Astana Stock Exchange (AIX), Moscow Exchange (MOEX), Saint-Petersburg Exchange (SPBX), New York Stock Exchange (NYSE), Nasdaq Stock Exchange (Nasdaq), Ukrainian Exchange (UX), Republican Stock Exchange of Tashkent (UZSE), and Uzbek Republican Currency Exchange (UZCE). Freedom CY serves to provide the Company’s clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S. and European securities markets, which under the regulatory regimes of many jurisdictions where the Company operates provide only limited or no direct investor access to international securities markets.

Unless otherwise specifically indicated or as is otherwise contextually required, FRHC, Freedom RU, FFIN Bank, Freedom KZ, Freedom Bank KZ, Prime Executions, Freedom Global, Freedom CY, Freedom Technologies, Freedom GE, Freedom UZ, FFIN and Freedom UA are collectively referred to herein as the “Company.”

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

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2021.

The Condensed Consolidated Balance Sheet at December 31, 2020, has been derived from the audited consolidated financial statements at March 31, 2020, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

The Company’s condensed consolidated financial statements present the consolidated accounts of FRHC, Freedom RU, Zerich, FFIN Bank, Freedom KZ, Freedom Bank KZ; Prime Executions; Freedom Global, Freedom CY, Freedom Technologies, Freedom GE, Freedom UZ, FFIN and Freedom UA. All significant inter-company balances and transactions have been eliminated from the consolidated financial statements.

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

The Company recognizes revenue in accordance with the core principle by applying the following steps:

•	Step 1: Identify the contract(s) with a customer - A contract is an agreement between two or more parties that creates enforceable rights and obligations.
•

Step 2: Identify the performance obligations in the contract - A contract includes promises to transfer goods or services to a customer. If those goods or services are distinct, the promises are performance obligations and are accounted for separately.

•

Step 3: Determine the transaction price - The transaction price is the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The transaction price can be a fixed amount of customer consideration, but it may sometimes include variable consideration or consideration in a form other than cash. The transaction price also is adjusted for the effects of the time value of money if the contract includes a significant financing component and for any consideration payable to the customer. If the consideration is variable, an entity estimates the amount of consideration to which it will be entitled in exchange for the promised goods or services. The estimated amount of variable consideration will be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

•

Step 4: Allocate the transaction price to the performance obligations in the contract - An entity typically allocates the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or service promised in the contract. If a standalone selling price is not observable, an entity estimates it. Sometimes, the transaction price includes a discount or a variable amount of consideration that relates entirely to a part of the contract.

•

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation - An entity recognizes revenue when (or as) it satisfies a performance obligation by transferring a promised good or service to a customer (which is when the customer obtains control of that good or service). The amount of revenue recognized is the amount allocated to the satisfied performance obligation. A performance obligation may be satisfied at a point in time (typically for promises to transfer goods to a customer) or over time (typically for promises to transfer services to a customer). For performance obligations satisfied over time, an entity recognizes revenue over time by selecting an appropriate method for measuring the entity’s progress toward complete satisfaction of that performance obligation.

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

Management has adopted ASC 830, Foreign Currency Translation Matters, as it pertains to its foreign currency translation. The functional currencies of the Company’s subsidiaries are the Russian ruble, European euro, Ukrainian hryvnia, Uzbekistani som, Kazakhstani tenge and U.S. dollar. The Company’s reporting currency is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in “Other Comprehensive Income/(Loss).”

For financial reporting purposes, foreign currencies are translated into U.S. dollars as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive loss.”

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

Available-for-sale securities

Financial assets categorized as available-for-sale (“AFS”) are non-derivatives that are either designated as available-for-sale or not classified as (a) loans and receivables, (b) held-to-maturity securities or (c) trading securities.

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

Derecognition of financial assets

A financial asset (or, where applicable a part of a financial asset or a part of a group of similar financial assets) is derecognized when all of the following conditions are met:

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

Impairment of long-lived assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the fair value from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. As of December 31, 2020, and March 31, 2020, the Company had not recorded any charges for impairment of long-lived assets.

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

Goodwill as of March 31, 2020, and the changes in the carrying amount of goodwill for the nine months ended December 31, 2020 were as follows:

Balance as of March 31, 2020	$2,607

Acquisition of Freedom Bank KZ	1,928
Acquisition of Prime Executions	1,514
Acquisition of Zerich	45
Foreign currency translation	108

Balance as of December 31, 2020	$6,202

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

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

The Company will include interest and penalties arising from the underpayment of income taxes in the provision for income taxes. As of December 31, 2020, and March 31, 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

The Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has presented the deferred tax impacts of GILTI tax in its condensed consolidated financial statements as of December 31, 2020, and March 31, 2020.

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

The Company adopted the provisions of ASU 2018-11 “Leases (Topic 842),” including the optional transition method and selected practical expedients package as follows:

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

Recent accounting pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. That methodology replaces the probable, incurred loss model for those assets. In November 2019, the FASB issued ASU 2019-10 “Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)”. The Board developed a philosophy to extend and simplify how effective dates are staggered between larger public companies (bucket one) and all other entities (bucket two). Those other entities include private companies, smaller public companies, not-for-profit organizations, and employee benefit plans. Under this philosophy, a major update would first be effective for bucket-one entities, that is, public business entities that are Securities and Exchange Commission (SEC) filers, excluding entities eligible to be smaller reporting companies (SRCs) under the SEC’s definition. The Master Glossary of the Codification defines public business entities and U.S. Securities and Exchange Commission (“SEC”) filers. All other entities, including SRCs, other public business entities, and nonpublic business entities (private companies, not-for-profit organizations, and employee benefit plans) would compose bucket two. For those entities, it is anticipated that the Board will consider requiring an effective date staggered at least two years after bucket one for major updates. The Company is currently an SRC and according to ASU 2019-10, qualifies for bucket two. Accordingly, ASU 2016-13 and ASU 2017-12 are effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact that ASU 2016-13 and 2017-12 will have on its condensed consolidated financial statements and related disclosures.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)”: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This ASU amends FASB Accounting Standards Codification (“ASC” or the “Codification”) to simplify the guidance on (1) accounting for convertible instruments, and (2) the derivatives scope exception for contracts in an entity’s own equity. The Board issued this update to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. Complexity associated with the accounting is a significant contributing factor to numerous financial statement restatements and results in complexity for users attempting to understand the results of applying the current guidance. In addressing the complexity, the Board focused on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for fiscal years beginning after August 5, 2020. The Company is currently evaluating the impact that ASU 2020-06 will have on its condensed consolidated financial statements and related disclosures.

In October 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, which amends various Securities and Exchange Commission (SEC) paragraphs in the FASB Accounting Standards Codification based on the issuance of SEC Final Rulemaking Release No. 33-10762, Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities. Release No. 33-10762 amends Rules 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered, and 3-16 of Regulation S-X, Financial Statements of Affiliates Whose Securities Collateralize an Issue Registered or Being Registered, both of which apply mainly to specific types of registered debt offerings. The amendments, which are the result of the SEC’s ongoing, comprehensive evaluation of its existing disclosure requirements, are intended to (1) make the disclosures required by the rules more useful to investors and to simplify and streamline the disclosure obligations imposed on registrants; (2) encourage issuers to offer registered guaranteed or collateralized securities, thereby potentially providing investors protection they may not be afforded in offerings conducted on an unregistered basis; and (3) increase the number of registered offerings that include guarantees as credit enhancements, which could result in a lower cost of capital for issuers and an increased level of protection for investors. ASU 2020-09 is effective for fiscal years beginning after January 4, 2021. The Company is currently evaluating the impact that ASU 2020-09 will have on its condensed consolidated financial statements and related disclosures.

Revision of Previously Issued Condensed Consolidated Financial Statements

Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported net income. The table below details the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income reclassifications:

	For the nine months ended December 31, 2019
STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (as reclassified)	As previously reported	Reclassified	As reclassified

Expense:
Interest expense	$9,976	(1,362)	$8,614
Fee and commission expense	14,068	-	14,068
Operating expense	43,214	1,362	44,576
Recovery of impairment losses	(1,316)	-	(1,316)
Other expense, net	675	-	675

TOTAL EXPENSE	$66,617	-	$66,617

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 3 – CASH AND CASH EQUIVALENTS

As of December 31, 2020, and March 31, 2020, cash and cash equivalents consisted of the following:

	December 31, 2020	March 31, 2020

Securities purchased under reverse repurchase agreements	$213,211	$9,645
Current accounts with brokers	94,709	4,051
Current account with National Settlement Depository (Russia)	89,489	1,348
Current account with Central Depository (Kazakhstan)	75,149	501
Current accounts in clearing organizations	47,181	6,590
Current accounts with commercial banks	44,852	14,462
Accounts with stock exchanges	28,281	14,904
Petty cash in bank vault and on hand	24,773	8,981
Current account with Central Bank (Russia)	6,927	2,726

Total cash and cash equivalents	$624,572	$63,208

As of December 31, 2020, and March 31, 2020, with the exception of funds deposited with banks in the United States which may qualify for FDIC insurance up to $250,000, cash and cash equivalents were not insured.

As of December 31, 2020, and March 31, 2020, the cash and cash equivalents balance included collateralized securities received under reverse repurchase agreements on the terms presented below:

	December 31, 2020
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total

Securities purchased under reverse repurchase agreements
Non-U.S. sovereign debt	0.89%	$108,654	$28	$108,682
Corporate equity	7.74%	58,305	-	58,305
Corporate debt	4.31%	46,224	-	46,224
Total		$213,183	$28	$213,211

	March 31, 2020
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	14.08%	$9,212	$15	$9,227
Corporate debt	14.25%	108	-	108
Non-U.S. sovereign debt	17.18%	53	257	310
Total		$9,373	$272	$9,645

The securities received by the Company as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Company under reverse repurchase agreements as of December 31, 2020 and March 31, 2020, was $230,312 and $10,272, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 4 – RESTRICTED CASH

Restricted cash for the periods ended December 31, 2020 and March 31, 2020, consisted of:

	December 31, 2020	March 31, 2020

Brokerage customers’ cash	$357,154	$63,506
Deferred distribution payments	8,534	2,097
Reserve with Central Bank of Russia	1,726	476
Guaranty deposits	930	518
Total restricted cash	$368,344	$66,597

As of December 31, 2020, and March 31, 2020, the Company’s restricted cash included the cash portion of the funds segregated in a special custody account for the exclusive benefit of our brokerage customers and required reserves with the Central Bank of the Russian Federation which represents cash on hand balance requirements and deferred distribution payments. The deferred distribution payment amount is a reserve held for distribution to stockholders who have not yet claimed their distributions from the 2011 sale of the Company’s oil and gas exploration and production operations of $8,534. This distribution is currently payable, subject to the entitled stockholders completing and submitting to the Company the necessary documentation to claim his, her or its distribution payments. The Company has no control over when, or if, an entitled stockholder will submit the necessary documentation to claim their distribution payment. The entire deferred distribution payment amount was held in cash at December 31, 2020. At March 31, 2020, $6,437 of the deferred distribution payment amount was held in available-for-sale securities including debt securities, certificates of deposit, mutual funds and preferred shares, and $2,097 was held in cash.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 5 – TRADING AND AVAILABLE-FOR-SALE SECURITIES AT FAIR VALUE

As of December 31, 2020, and March 31, 2020, trading and available-for-sale securities consisted of:

	December 31, 2020	March 31, 2020

Debt securities	$286,780	$87,014
Equity securities	57,388	69,530
Exchange traded notes	1,145	-
Total trading securities	$345,313	$156,544

Equity securities	$1	$1
Certificate of deposit	-	5,076
Mutual investment funds	-	672
Debt securities	-	405
Preferred shares	-	284
Total available-for-sale securities, at fair value	$1	$6,438

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

The following tables present securities assets in the condensed consolidated financial statements at fair value on a recurring basis as of December 31, 2020, and March 31, 2020:

		Fair Value Measurements at
		December 31, 2020, using
		Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)

Debt securities	$286,780	$285,968	$812	$-
Equity securities	57,388	38,705	-	18,683
Exchange traded notes	1,145	1,145	-	-
Total trading securities	$345,313	$325,818	$812	$18,683

Equity securities	$1	$-	$-	$1
Total available-for-sale securities, at fair value	$1	$-	$-	$1

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

		Fair Value Measurements at
		March 31, 2020, using
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

The table below presents the valuation techniques and significant level 3 inputs used in the valuation as of December 31, 2020, and March 31, 2020. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of December 31, 2020	FV as of March 31, 2020	Significant Unobservable Inputs	%

Equity securities	DCF	$18,332	$11,259	Discount rate	9.6%
				Estimated number of years	9 years
Equity securities	DCF	$351	$-	Discount rate	18.6%
				Estimated number of years	9 years

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended December 31, 2020, and the year ended March 31, 2020:

	Trading securities	Available-for-sale securities
Balance as of March 31, 2020	$11,259	$1

Sale of investments that use Level 3 inputs	(2)	-
Purchase of investments that use Level 3 inputs	474	-
Revaluation of investments that use Level 3 inputs	6,952	-

Balance as of December 31, 2020	$18,683	$1

	Trading securities	Available-for-sale securities
Balance as of March 31, 2019	$504	$1

Sale of investments that use Level 3 inputs	(497)	-
Purchase of investments that use Level 3 inputs	10,430	-
Revaluation of investments that use Level 3 inputs	829	-
Foreign currency translation	(7)	-

Balance as of March 31, 2020	$11,259	$1

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

The table below presents the amortized cost, unrealized gains and losses accumulated in other comprehensive income/(loss), and fair value of available-for-sale securities as of December 31, 2020, and March 31, 2020:

	December 31, 2020
	Assets measured at amortized cost	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value

Equity securities	$1	$-	$1

Balance as of December 31, 2020	$1	$-	$1

	March 31, 2020
	Assets measured at amortized cost	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value

Certificate of deposit	$5,050	$26	$5,076
Mutual investment funds	696	(24)	672
Debt securities	456	(51)	405
Preferred shares	306	(22)	284
Equity securities	1	-	1

Balance as of March 31, 2020	$6,509	$(71)	$6,438

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

NOTE 6 – BROKERAGE AND OTHER RECEIVABLES, NET

Brokerage and other receivables for the periods ended December 31, 2020, and March 31, 2020, consisted of:

	December 31, 2020	March 31, 2020

Margin lending receivables	$53,196	$107,770
Receivables from brokerage clients	5,440	4,396
Long-term installments receivables	1,407	-
Receivable for underwriting and market-making services	536	67
Receivable from sale of securities	479	1,498
Bank commissions receivable	88	218
Dividends receivable	2	1
Other receivables	127	50
Allowance for receivables	(2,193)	(313)
Total brokerage and other receivables, net	$59,082	$113,687

On December 31, 2020, and March 31, 2020, amounts due from a single related party customer were $20,810 or 35% and $90,696 or 80%, respectively, of the total balance. Based on experience, the Company considers receivables due from related parties fully collectible. As of December 31, 2020, and March 31, 2020, using historical and statistical data, the Company recorded an allowance for brokerage receivables in the amount of $2,193 and $313, respectively.

NOTE 7 – LOANS ISSUED

Loans issued as of December 31, 2020, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Subordinated loan	$5,000	December 2022-April 2024	3.69%	$-	USD
Uncollateralized non-bank loan	2,365	January 2021 - February 2021	3.00%	-	USD
Uncollateralized non-bank loan	1,375	May 2021	13.00%	-	RUB
Subordinated loan	1,308	September 2029	7.00%	-	UAH
Bank customer loans	1,009	January 2021 - July 2025	17.53%	1,883	KZT
Bank customer loans	598	January 2021 - September 2045	11.67%	626	RUB
	$11,655			$2,509

Loans issued as of March 31, 2020, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Subordinated loan	$5,042	December 2022-April 2024	3.69%	$-	USD
Uncollateralized non-bank loan	2,313	January 2021– February 2021	3.00%	-	USD
Bank customer loans	1,635	July 2020- May 2044	14.31%	258	RUB
Subordinated loan	1,333	September 2029	7.00%	-	UAH
Uncollateralized non-bank loan	129	March 2021	6.00%	-	RUB
Other loans issued	9	December 2020	4.50%	-	EUR
	$10,461			$258

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 8 – INCOME TAXES

The Company is subject to taxation in the Russian Federation, Kazakhstan, Kyrgyzstan, Cyprus, Ukraine, Uzbekistan, Germany and the U.S.

The tax rates used for deferred tax assets and liabilities as of December 31, 2020, and March 31, 2020, is 21% for the U.S., 20% for the Russian Federation, Kazakhstan, and Kyrgyzstan, 31% for Germany, 12.5% for Cyprus, 18% for Ukraine and 15% for Uzbekistan. Deferred tax assets and liabilities of the Company are comprised of the following:

	December 31, 2020	March 31, 2020

Deferred tax assets:
Tax loss carryforwards	$670	$1,691
Accrued liabilities	231	7
Depreciation	-	4
Valuation allowance	(670)	(677)
Revaluation on trading securities	-	72
Deferred tax assets	$231	$1,097

Deferred tax liabilities:
Revaluation on trading securities	$2,408	$513
Depreciation	659	-
Subordinated debt	831	-
Other liabilities	13	14
Deferred tax liabilities	$3,911	$527

Net deferred tax assets/(liabilities)	$(3,680)	$570

During the nine months ended December 31, 2020, and 2019, the effective tax rate was equal to 15.79% and 17.03%, respectively.

Tax loss carryforwards as of December 31, 2020, and March 31, 2020, were $670 and $1,691, respectively, and are subject to income tax in the U.S., Russian Federation, Ukraine and Uzbekistan.

NOTE 9 – LOANS RECEIVED

Loans received as of December 31, 2020, consisted of the following:

Borrower	Lender	Amount Outstanding	Average Interest Rate	Term	Maturity date	Loan Currency

Freedom Holding Corp.	Non-Bank	$3,331	5.00%	6 months	04/20/21	USD

As of December 31, 2020, non-bank loans received were unsecured. As of December 31, 2020, and March 31, 2020, accrued interest on the loans totaled $31 and $0, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 10– DEBT SECURITIES ISSUED

Debt securities issued for the periods ended December 31, 2020, and March 31, 2020, consisted of:

	December 31, 2020	March 31, 2020

Debt securities issued denominated in USD	$60,886	$64,783
Debt securities issued denominated in RUB	6,768	6,432
Accrued interest	746	1,081
Total	$68,400	$72,296

As of December 31, 2020, the Company’s outstanding debt securities had fixed annual coupon rates ranging from 6.5% to 12% and maturity dates ranging from May 2021 to January 2023. The Company’s debt securities include bonds of Freedom KZ and Freedom RU issued under Kazakhstani and Russian Federation law, which trade on the KASE and the MOEX, respectively. The Company’s debt securities also include $20,496 in the aggregate number of notes of FRHC issued from December 2019 to February 2020.The FRHC notes, denominated in U.S. dollars, have minimum denominations of $100 bear interest at an annual rate of 7.00% and are due in 2022.The FRHC notes were issued under Astana International Financial Centre law and trade on the AIX.

Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs.

NOTE 11– CUSTOMER LIABILITIES

The Company recognizes customer liabilities associated with funds held by our brokerage and bank customers. Customer liabilities consist of:

	December 31, 2020	March 31, 2020

Brokerage customers	$664,270	$115,922
Banking customers	302,986	52,510
Total	$967,256	$168,432

As of December 31, 2020, banking customer liabilities consisted of current accounts and deposits of $191,430 and $111,556, respectively. As of March 31, 2020, banking customer liabilities consisted of current accounts and deposits of $25,384 and $27,126, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 12– SECURITIES SOLD, NOT YET PURCHASED - AT FAIR VALUE

As of December 31, 2020, and March 31, 2020, the Company’s securities sold, not yet purchased at fair value was $9,078 and $0, respectively.

During the nine months ended December 31, 2020, the Company sold shares that were not owned by the Company in the amount of $8,508. During the nine months ended December 31, 2020, the Company recognized a loss on the change in the fair value and foreign exchange of financial liabilities in the amounts of $346 and $224, respectively, in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income.

A short sale involves the sale of a security that is not owned in the expectation of purchasing the same security (or a security exchangeable) at a later date at a lower price. A short sale involves the risk of a theoretically unlimited increase in the market price of the security that would result in a theoretically unlimited loss.

NOTE 13 – TRADE PAYABLES

Trade payables for the periods ended December 31, 2020, and March 31, 2020, consisted of:

	December 31, 2020	March 31, 2020

Margin lending payable	$17,041	$6,101
Payables to suppliers of goods and services	1,383	202
Trade payable for securities purchased	255	1,860
Other	522	235
Total	$19,201	$8,398

On December 31, 2020 and March 31, 2020, trade payables due to a single related party were $9,738 or 51% and $4,306 or 51%, respectively, of the total.

NOTE 14 – SECURITIES REPURCHASE AGREEMENT OBLIGATIONS

As of December 31, 2020, and March 31, 2020, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	December 31, 2020
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Over 90 days	Total

Securities sold under repurchase agreements
Corporate debt	9.57%	$82,471	$-	$-	$82,471
Non-US sovereign debt	8.32%	55,891	-	-	55,891
Corporate equity	11.38%	4,113	-	-	4,113
US sovereign debt	0.40%	1,927	-	-	1,927
Total securities sold under repurchase agreements		$144,402	$-	-	$144,402

	March 31, 2020
	Interest rate and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Over 90 days	Total

Securities sold under repurchase agreements
Corporate equity	12.16%	$20,711	$-	$-	$20,711
Corporate debt	13.27%	15,974	-	-	15,974
Non-U.S. sovereign debt	13.00%	11,519	-	-	11,519
Total securities sold under repurchase agreements		$48,204	$-	$-	$48,204

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

The fair value of collateral pledged under repurchase agreements as of December 31, 2020, and March 31, 2020, was $144,696 and $54,222, respectively.

Securities pledged as collateral by the Company under repurchase agreements are liquid trading securities with market quotes and significant trading volume.

NOTE 15 – RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2020, and 2019, the Company earned commission income from related parties in the amounts of $56,243 and $17,067, respectively. During the nine months ended December 31, 2020, and 2019, the Company earned commission income from related parties in the amount of $128,200 and $60,241, respectively. Commission income earned from related parties is comprised primarily of brokerage commissions and commissions for money transfers by brokerage clients.

During the three months ended December 31, 2020, and 2019, the Company paid commission expense to related parties in the amount of $6,139 and $536, respectively. During the nine months ended December 31, 2020, and 2019, the Company paid commission expense to related parties in the amount of $16,520 and $2,931, respectively.

As of December 31, 2020, and March 31, 2020, the Company had cash and cash equivalents held in brokerage accounts of related parties totaling $372 and $212, respectively.

As of December 31, 2020, and March 31, 2020, the Company had loans issued to related parties totaling $0 and $1,477, respectively.

As of December 31, 2020, and March 31, 2020, the Company had bank commission receivables and receivables from brokerage clients from related parties totaling $1,203 and $3,611, respectively. Brokerage and other receivables from related parties result principally from commissions receivable on the brokerage operations of related parties.

As of December 31, 2020, and March 31, 2020, the Company had margin lending receivables with related parties totaling $28,124 and $105,892, respectively.

As of December 31, 2020, and March 31, 2020, the Company had margin lending payables to related parties, totaling $9,738 and $4,306, respectively.

As of December 31, 2020, and March 31, 2020, the Company had accounts payable due to a related party totaling $239 and $1,879, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

As of December 31, 2020, and March 31, 2020, the Company had financial liability with related parties totaling $1,602 and $0, respectively.

As of December 31, 2020, and March 31, 2020, the Company had customer liabilities to related parties totaling $297,313 and $26,150, respectively.

As of December 31, 2020, and March 31, 2020, the Company had restricted customer cash deposited in current and brokerage accounts with related parties in the amounts of $82,443 and $25,563.

Brokerage and related banking services, including margin lending, were provided to related parties pursuant to standard client account agreements and at standard market rates.

NOTE 16 – STOCKHOLDERS’ EQUITY

During the nine months ended December 31, 2020, non-qualified stock options to purchase 60,000 shares were exercised at a strike price of $1.98 per share for total proceeds of $119. During the nine months ended December 31, 2019, non-qualified stock options to purchase 230,000 shares were exercised at a strike price of $1.98 per share for total proceeds of $455.

On December 30, 2020, the Company awarded restricted stock grants in the amount of 15,000 shares of its common stock to three employees. Of the 15,000 shares awarded pursuant to the restricted stock grant awards, 4,500 shares are subject to one-year vesting conditions, 4,500 shares are subject to two-year vesting conditions and 6,000 shares are subject to three-year vesting conditions.

On October 6, 2017,the Company awarded restricted stock grants totalling 3,900,000 shares of its common stock to 16 employees and awarded nonqualified stock options to purchase an aggregate of 360,000 shares of its common stock to two employees. Of the 3,900,000 shares awarded pursuant to the restricted stock grant awards, 1,200,000 shares were subject to two-year vesting conditions and 2,700,000 shares were subject to three-year vesting conditions. All of the nonqualified stock options were subject to three-year vesting conditions. On October 6, 2020, the remaining unvested restricted stock awards and nonqualified stock options from these grants made on October 6, 2017 vested to the respective grantees.

The Company recorded stock-based compensation expense for restricted stock grants and stock options in the amount of $35 and $1,090 during the three and nine months ended December 31, 2020. During the three and nine months ended December 31, 2019 the Company recorded stock-based compensation expense for restricted stock grants and stock options in the amount of $546 and $2,100, respectively.

NOTE 17 – STOCK BASED COMPENSATION

During the nine months ended December 31, 2020, no stock options were granted. Total compensation expense related to options granted was $4 for the three months ended December 31, 2020, and $54 for the three months ended December 31, 2019. Total compensation expense related to options granted was $112 for the nine months ended December 31, 2020, and $162 for the nine months ended December 31, 2019. During the nine months ended December 31, 2020, options to purchase a total of 60,000 shares were exercised.

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

The following is a summary of stock option activity for the nine months ended December 31, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, March 31, 2020	120,000	$1.98	7.52	$1,466
Granted	-	-	-	-
Exercised	(60,000)	1.98	-	1,711
Forfeited/cancelled/expired	-	-	-	-
Outstanding, at December 31, 2020	60,000	$1.98	6.77	$2,960
Exercisable, at December 31, 2020	60,000	$1.98	6.77	$2,960

During the three and nine months ended December 31, 2020, a total of 15,000 restricted shares were awarded. The compensation expense related to restricted stock grants was $31 during the three months ended December 31, 2020, and $492 during the three months ended December 31, 2019. The compensation expense related to restricted stock grants was $978 during the nine months ended December 31, 2020, and $1,938 during the three months ended December 31, 2019. As of December 31, 2020, there was $775 of total unrecognized compensation cost related to non-vested shares of common stock granted. The cost is expected to be recognized over a weighted average period of three years.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

The table below summarizes the activity for the Company’s restricted stock outstanding during the nine months ended December 31, 2020:

	Shares	Weighted Average Fair Value
Outstanding, March 31, 2020	2,275,000	$4,777
Granted	15,000	775
Vested	(2,275,000)	(4,777)
Forfeited/cancelled/expired	-	-
Outstanding, at December 31, 2020	15,000	$775

During the nine months ended December 31, 2020 and December 31, 2019, the Company recorded expenses for share based payments for consulting services in the amount of $517 and $836.

NOTE 18 – LEASES

The Company determines whether a contract contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company must discount lease payments based on an estimate of its incremental borrowing rate.

The Company leases its corporate office space and certain facilities under long-term operating leases expiring through fiscal year 2024.

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of December 31, 2020:

	Classification on Balance Sheet	December 31, 2020
Assets
Operating lease assets	Right-of-use assets	$14,391
Total lease assets		$14,391

Liabilities
Operating lease liability	Operating lease obligations	$14,195
Total lease liability		$14,195

Lease obligations at December 31, 2020, consisted of the following:

Twelve months ending March 31,
2021 – remaining after December 31	$1,792
2022	7,256
2023	5,589
2024	1,281
2025	401
2026	75
Total payments	16,394
Less: amounts representing interest	(2,199)
Lease obligation, net	$14,195
Weighted average remaining lease term (in months)	25
Weighted average discount rate	12%

Lease commitments for short term operating leases as of December 31, 2020, are approximately $415. The Company’s rent expense for office space was $656 and $827 for the three and nine months ended December 31, 2020, and $688 and $977 for the three and nine months ended December 31, 2019, respectively.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 19 – ACQUISITIONS

The acquisitions below were accounted for under the acquisition method of accounting in accordance with ASU Topic 805, Business Combinations.

Acquisition of Zerich

On July 2, 2020, we completed the acquisition of Zerich following receipt of approval from the Russian Federal Antimonopoly Service. Zerich commenced business in 1995 and is one of the oldest securities brokerage firms in Russia. The Company acquired Zerich for $7,110. The total purchase price was allocated as follows:

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

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

On December 27, 2020, Zerich was merged into Freedom RU and its separate legal existence terminated. The assets and liabilities of Zerich were transferred to Freedom RU at their perspective carrying amounts on the date of the merger was completed.

Acquisition of Prime Executions

On December 29, 2020, the Company completed the acquisition of Prime Executions. Prime Executions commenced business in 1985 and is an agency only execution broker dealer located on the floor of the NYSE. The Company acquired Prime Executions for $2,500. The total purchase price was allocated as follows:

Purchase price allocation
As of December 29, 2020
Assets:
Cash and cash equivalents	$206
Brokerage and other receivables	849
Intangible assets	532
Other assets	9
Total assets	$1,596

Liabilities:
Other liabilities	$610
Total liability	$610

Net Assets Acquired	$986

Goodwill	1,514

Total purchase price	$2,500

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

Acquisition of Freedom Bank KZ

On December 28, 2020, the Company closed the acquisition of Freedom Bank KZ, following receipt of approval from the Agency of the Republic of Kazakhstan for Regulation and Development of Financial Market. Freedom Bank KZ is a Kazakhstani based second tier Bank. For accounting purposes, on December 25, 2020, the Company acquired control over the entity by purchasing the common shares of Freedom Bank KZ. The total purchase price of this acquisition was $53,097 which was paid in cash. The purchase price included consideration paid for the outstanding common shares in the amount of $40,984, consideration paid for the outstanding preferred shares in the amount of $2,478 and consideration paid for outstanding subordinated loans in the amount of $9,635. The purchase price as of the control acquisition date was allocated as follows:

Purchase price allocation As of December 25, 2020
Assets:
Cash and cash equivalents	$129,185
Trading securities	50,684
Brokerage and other receivables	2,601
Fixed assets	10,987
Intangible assets	2,769
Right-of-use asset	338
Loans issued	1,023
Other assets	2,360
Total assets	$199,947

Liabilities:
Customer liabilities	$117,195
Current income tax liability	415
Trade payables	104
Securities repurchase agreement obligation	28,500
Lease liability	338
Other liabilities	827
Deferred income tax liabilities	1,399
Total liability	$148,778

Net Assets Acquired	$51,169

Goodwill	1,928

Consideration paid for common shares	40,984
Consideration paid for preferred shares	2,478
Consideration paid for subordinated loans	9,635
Total purchase price	$53,097

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

Unaudited Supplemental Pro forma Information

The following unaudited supplemental pro forma information reflects our combined results of operations had the acquisition occurred at the beginning of fiscal 2019. The pro forma information reflects certain adjustments related to the acquisition. The pro forma information does not reflect any potential operating efficiencies or cost savings that may result from the acquisition. Accordingly, this pro forma information is for illustrative purposes and is not intended to represent the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of fiscal 2019, nor is it intended to indicate future results of operations. The pro forma combined results of operations for the three-months ended and nine-months ended December 31, 2020, and 2019 are as follows:

	Unaudited supplemental pro forma information
	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Net Interest Income	$2,791	$4,768	$10,630	$13,825
Net Сommission Income	54,424	15,865	123,211	58,255
Net Income	45,709	5,042	95,609	24,762

WA number of shares (basic)	58,395,606	58,158,864	58,370,521	58,116,825
WA number of shares (diluted)	58,450,688	58,391,547	58,423,467	58,335,749

EPS (basic)	$0.78	$0.09	$1.64	$0.43
EPS (diluted)	$0.78	$0.09	$1.64	$0.42

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 20 – COMMITMENTS AND CONTINGENCIES

Freedom Bank KZ is a party to certain off-balance sheet financial instruments. These financial instruments include guarantees and unfunded commitments under existing lines of credit. These commitments expose the Company to varying degrees of credit and market risk which are essentially the same as those involved in extending loans to customers, and are subject to the same credit policies used in underwriting loans. Collateral may be obtained based on the Company’s credit evaluation of the counterparty. The Company’s maximum exposure to credit loss is represented by the contractual amount of these commitments.

Unfunded commitments under lines of credit

Unfunded commitments under lines of credit include commercial, commercial real estate, home equity and consumer lines of credit to existing customers. These commitments may mature without being fully funded.

Bank guarantees

Bank guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support trade transactions or guarantee arrangements. The credit risk involved in issuing guarantees is essentially the same as that involved in extending loan facilities to customers. A significant portion of the issued guarantees are collateralized by cash. Total lending related commitments outstanding at December 31, 2020, were as follows:

As of December 31, 2020
Bank guarantees	$5,713
Unfunded commitments under lines of credit	278
$5,991

NOTE 21 – SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through the time of filing this quarterly report on Form 10-Q with the SEC. During this period the Company did not have any additional material recognizable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our unaudited condensed consolidated financial statements and the accompanying notes included in this quarterly report on Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the SEC including our annual report on Form 10-K filed with the SEC on July 14, 2020.

Special Note About Forward-Looking Information

Certain information included herein and the documents incorporated by reference in this quarterly report on Form 10-Q, if any, contain statements that may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on management’s current expectations, that involve risks and uncertainties that could cause our results to differ materially from our current expectations. These forward-looking statements can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “potential,” “subject to”, and similar expressions, including the negatives of these terms. Our actual results could differ materially from the results contemplated by these forward-looking statements and are subject to a number of risks, uncertainties, estimates and assumptions that may cause actual results to differ materially from current expectations due to a number of factors, including, but not limited to: (i) the ability of our current management to effectively develop and execute our business strategy; (ii) our capability to compete with financial services companies that have greater experience, financial resources and competitive advantages in the markets where we operate; (iii) our CEO and Chairman owns the controlling interest in our common stock and therefore has the ability to direct our business with his reasonable business judgment without approval of other stockholders; (iv) our capacity to comply with the extensive, pervasive and ever evolving legal, regulatory and oversight requirements, the failure of which could prevent us from conducting our business; (v) volatility in the capital markets, currency fluctuations and general economic conditions; (vi) our ability to attract and retain key management and other properly licensed and experienced personnel to satisfy applicable regulatory standards and operate our business profitably; (vii) our ability to properly manage the market, leverage and customer risks that arise from our trading operations; (viii) our ability to maintain effective cybersecurity systems to protect the integrity and security of our clients’, vendors’ and our own information and systems; (ix) our ability to properly address the risks and impacts of the COVID-19 pandemic; and (x) such other risks as set forth elsewhere in this report, as well as in our annual report on Form 10-K for the fiscal year ended March 31, 2020 and our quarterly report for the quarter ended September 30, 2020. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

Freedom Holding Corp. is a holding company. Our operating subsidiaries provide financial services including full-service retail securities brokerage, investment education, securities trading, investment banking and market making activities in Eurasia. We are headquartered in Almaty, Kazakhstan, with supporting administrative offices in Russia, Cyprus and the U.S. As described in more detail below, on December 29, 2020, the Company completed the acquisition of Prime Executions, an agency only execution broker dealer registered with the SEC.

Our subsidiaries are participants of the KASE, AIX, MOEX, SPBX, UX, UZSE, UZCE, NYSE and NASDAQ. Our Cyprus office provides our clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S., European and Asian securities markets, which under the regulatory regimes of many jurisdictions where we operate, provide only limited or no direct investor access to international securities markets.

Our business is directed toward providing an array of financial services to our target retail audience which is upper middle-class individuals and businesses seeking access to the largest financial markets in the world and to diversify their investment portfolios to manage economic risk associated with political, regulatory, currency, banking, and national uncertainties, as well as institutional clients. Clients are provided online tools and retail locations to establish accounts and conduct securities trading on transaction-based pricing. We market to our customer demographic through a number of channels, including telemarketing, training seminars and investment conferences, print and online advertising, using social media, our mobile app and search engine optimization activities.

Executive Summary

Customer Base

We serviced more than 229,000 client accounts of which more than 57% carried positive cash or asset account balances as of December 31, 2020. Internally, we designate “active accounts” as those in which at least one transaction occurs per quarter. For the three months ended December 31, 2020, we had approximately 68,000 active accounts.

In addition to organic customer acquisition, we have accelerated our growth through several strategic acquisitions which has enabled us to expand our market reach, increase our client base and provide our clientele the convenience of both a state-of-the-art proprietary electronic trading platform, Tradernet, and 96 retail brokerage and financial services offices located across Kazakhstan (27), Kyrgyzstan (1), Russia (43), Uzbekistan (8), Ukraine (14), Cyprus (2) and Germany (1) that provide an array of financial services, investment consulting and education. In Russia, 15 of our brokerage and financial services offices also provide banking services to firm customers.

Significant Events

Acquisition – Freedom Bank KZ

On December 28, 2020, we completed the previously announced acquisition of Freedom Bank KZ, including all of the outstanding subordinated loans of Freedom Bank KZ, for an aggregate purchase price of $53,097 (the “Freedom Bank KZ Acquisition”). For additional information regarding the purchase price allocation and unaudited supplemental pro forma financial information, see Note 19 to our condensed consolidated financial statements.

Freedom Bank KZ, a second-tier Kazakhstani bank, was established in 2009 and has ten branch offices across Kazakhstan. Historically, Freedom Bank KZ’s core business was consumer mortgage lending. As a condition to closing, Freedom Bank KZ sold all but a small portion of its loan portfolio for cash, as we do not anticipate engaging in significant consumer lending activities, consistent with our existing business model.

The Freedom Bank KZ Acquisition will allow us to enhance our financial services offerings in Kazakhstan where Freedom KZ currently operates 17 retail brokerage offices serving Kazakhstani clientele. The Freedom Bank KZ Acquisition is an extension of our successful strategy pioneered in Russia where we operate securities brokerage activities through Freedom RU in tandem with focused banking services provided by FFIN Bank to deliver a wide range of services to clients.

We expect integration of Freedom Bank KZ’s banking services and Freedom KZ’s securities brokerage services to continue over the next 12 to 18 months. As part of the integration, we are in the process of replacing management and the board of Freedom Bank KZ, and have begun efforts to reduce overlapping, redundant or unneeded roles at Freedom Bank KZ, particularly among employees who were primarily engaged in consumer mortgage lending activities. As part of the integration and our rebranding strategy, we changed the name of the bank from Bank Kassa Nova to Freedom Finance Bank Kazakhstan JSC in January 2021.

Acquisition – Prime Executions

On December 29, 2020, we completed the acquisition of Prime Executions for $2,500 (the “Prime Executions Acquisition”). The purchase price is subject to customary post-closing price adjustments. For additional information regarding the purchase price allocation, see Note 19 to our condensed consolidated financial statements.

Prime Executions is a broker dealer registered with the SEC and a member of the NYSE where it acts as an agency only execution broker dealer operating from the floor of the NYSE. It is also a member of NASDAQ, FINRA and SIPC. Prime Executions was founded in 1986 and is a qualified “Blue Line” NYSE brokerage firm. Prime Executions combines an experienced sales team, brokers and all the available technologies provided by the NYSE to a wide variety of clients on both the buy side and sell side.

The acquisition of Prime Executions represents the Company’s initial entry into the U.S. markets. We expect this acquisition will provide our customers another avenue for execution of U.S. market trades, that is both cost efficient and timely. The Prime Executions Acquisition will also allow us to continue expanding our business by making available to both U.S. and Eurasian market participants cross-market financial opportunities.

S&P Rating

On November 30, 2020, Standard and Poor’s Financial Services, LLC (“S&P”) revised the ratings outlook of Company subsidiaries Freedom KZ and Freedom RU from “B-/stable/B” to “B-/Positive/B. The long-term and short-term ratings of both companies remained at the level of "B - /B". The national scale rating of Freedom KZ was also revised from “kzBB –“ to “kzBB”.

Impact of COVID-19

During the initial stages of the COVID-19 pandemic outbreak in the first few months of 2020, the markets declined sharply. This led to significant intervention from the U.S. Federal Reserve Bank, other central banks and various governments which has led to a sharp rebound in the financial markets during the remainder of 2020 and stimulated significant activity in the equity and debt capital markets. As a result, we have experienced strong growth in fee and commission income realized from increased customer activity, as well as significant gains in our proprietary portfolio.

We continue to monitor conditions surrounding COVID-19, as well as economic and capital market conditions. We continue to follow the enhanced cleaning practices and other measures employed in our offices and retail locations in response to local health mandates. We have restricted non-essential business travel and implemented practices to ensure that exposed employees, or those displaying symptoms of COVID-19, self-quarantine. In spring 2020, we transitioned the vast majority of our workforce to work remotely, with only essential employees working in the office. Where dictated by local health mandates, or as seems prudent to local management, this practice continues. There have been no material disruptions to our business or processes to date as a result of these changes.

We experienced significant growth in total revenue during the nine months ended December 31, 2020. We believe much of that growth is attributable to the unique market conditions experienced during 2020. At this time we cannot predict whether that growth will continue or whether ongoing concerns over world economic conditions, the U.S. political environment, and COVID-19 will cause customer activity in the markets to pull back. At this time the extent to which these things may impact our business, financial condition, liquidity, results of operations or cash flows cannot be reasonably estimated.

Financial Results

During the three months ended December 31, 2020, we realized net income of approximately $42.3 million and basic and diluted earnings per share of $0.72. During the nine months ended December 31, 2020, we realized net income of approximately $90.2 million and basic and diluted earnings per share of $1.54. During the three months ended December 31, 2019, we realized net income of approximately $4 million and basic and diluted earnings per share of $0.07. During the nine months ended December 31, 2019, net income totaled $20.9 million and basic and diluted earnings per share were $0.36.

All dollar amounts reflected under the headings “Results of Operations,” “Liquidity and Capital Resources,” and “Cash Flows” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are presented in thousands of U.S. dollars unless the context indicates otherwise.

Results of Operations

Three months ended December 31, 2020, compared to the three months ended December 31, 2019

The following third fiscal quarter to third fiscal quarter comparison of our financial results is not necessarily indicative of future results.

	Three Months Ended December 31, 2020		Three Months Ended December 31, 2019
	Amount	%*	Amount	%*
Revenues:
Fee and commission income	$74,333	74%	$20,583	70%
Net gain on trading securities	18,944	19%	6,448	22%
Interest income	7,374	7%	3,063	10%
Net loss on foreign exchange operations	(1,413)	(1%)	(1,080)	(4%)
Net gain on derivatives	995	1%	556	2%
Total revenue, net	100,233	100%	29,570	100%

Expenses:
Interest expense	6,649	7%	2,713	9%
Fee and commission expense	20,278	20%	5,525	19%
Operating expense	21,921	22%	17,062	58%
Provision for impairment losses	1,109	1%	152	1%
Other expense, net	244	0%	118	0%
Total expense	50,201	50%	25,570	87%

Net income before income taxes	50,032	50%	4,000	14%
Income tax benefit/(expense)	(7,711)	(8%)	50	0%
Net income	$42,321	42%	$4,050	14%

Less: Net loss attributable to noncontrolling interest in subsidiary	(53)	0%	(991)	(3%)
Net income attributable to common stockholders	$42,374	42%	$5,041	17%

Other comprehensive income/(loss)
Change in unrealized gain on available-for-sale, net of tax effect	$-	0%	$(1)	0%
Foreign currency translation adjustments, net of tax effect	6,851	7%	2,841	10%
Comprehensive income before noncontrolling interests	$49,172	49%	$6,890	24%
Less: comprehensive loss attributable to noncontrolling interest in subsidiary	(53)	0%	(991)	(3%)
Comprehensive income attributable to common stockholders	$49,225	49%	$7,881	27%

_____________

* Reflects percentage of total revenues, net.

Revenue

We derive revenue primarily from fee and commission income earned from our retail brokerage clients, underwriting and market making activities, gains realized from our proprietary trading activities, and interest income.

During the three months ended December 31, 2020 and 2019, we realized total net revenue of $100,233, and $29,570, respectively. Revenue during the three months ended December 31, 2020, was significantly higher than the three months ended December 31, 2019, primarily due to increased fee and commission income, a net gain on trading securities, interest income and a net gain on derivatives. The gains realized during the three months ended December 31, 2020 and 2019, were partially offset by a net loss on foreign exchange operations.

	Three Months Ended December 31, 2020		Three Months Ended December 31, 2019		Change
	Amount	%*	Amount	%*	Amount	%
Fee and commission income	$74,333	74%	$20,583	70%	$53,750	261%
Net gain on trading securities	18,944	19%	6,448	22%	12,496	194%
Interest income	7,374	7%	3,063	10%	4,311	141%
Net loss on foreign exchange operations	(1,413)	(1)%	(1,080)	(4)%	(333)	31%
Net gain on derivatives	995	1%	556	2%	439	79%
Total revenue, net	$100,233	100%	$29,570	100%	$70,663	239%

_____________

* Reflects percentage of total revenues, net.

Fee and commission income. Fee and commission income consisted principally of broker fees from customer trading and related banking services, underwriting and market making services. During the three months ended December 31, 2020 and 2019, fees and commissions generated from brokerage, underwriting and market making and related banking services were $74,333 and $20,583 respectively, an increase of $53,750.

During the three months ended December 31, 2020, fees and commissions from brokerage services increased by $49,960 as compared to the three months ended December 31, 2019. We believe this growth was partially attributable to significantly increased trading volume and customer activity resulting from the significant market growth during 2020. We believe this growth was also the result of our ongoing efforts to expand our brokerage customer base both organically and through acquisitions. Fees and commissions from related banking services increased during the three months ended December 31, 2020, by $1,851 compared to the three months ended December 31, 2019. Fees for bank services consist primarily of wire transfer fees, commissions for payment processing and commissions for currency exchange operations. Fees and commissions realized from underwriting services increased by $421 during the three months ended December 31, 2020, due to our engaging in more underwritings and activities compared to the three months ended December 31, 2019. Fees and commissions from consulting services increased by $1,518 during the three months ended December 31, 2020, compared to the three months ended December 31, 2019. Because of the uncertainty relating to the COVID-19 pandemic, world economic conditions and the current U.S. political environment, we cannot predict with any certainty whether market conditions similar to those experienced during the quarter ended December 31, 2020, will continue in future periods.

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

During the three months ended December 31, 2020, we recognized a net gain on trading securities of $18,944, which included $11,462 of realized net gain and $7,482 of unrealized net gain compared to a net gain of $6,448 on trading securities for the three months ended December 31, 2019, which included $11,452 of realized net gain and $5,004 of unrealized net loss. The main contributing factors to the increase in net gain on trading securities during the three months ended December 31, 2020, included favorable market conditions, a significant increase upon revaluation of certain Level 3 securities we hold, increased use and success of intraday algorithmic trading and increased market-making activities on the SPBX outside of regular U.S. market hours.

Interest income. During the three months ended December 31, 2020, and 2019, we recorded interest income from several sources including interest income on trading securities, interest income on cash and cash equivalents held in financial institutions, interest income on reverse repurchase transactions and amounts due from banks. Interest income on trading securities consists of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading accounts. During the three months ended December 31, 2020, we realized interest income of $7,374 compared to $3,063 for the three months ended December 31, 2019. The increase in interest income of $4,311 was the result of an increase in interest income on trading securities in the amount of $3,898, interest income from loans to customers in the amount of $5, interest income due from banks in the amount of $210, and interest income from reverse repurchase agreements in the amount of $198.

During the three months ended December 31, 2020, we realized higher interest income from trading securities because we increased our investments in interest bearing securities as compared to the three months ended December 31, 2019. Interest income from reverse repurchase agreements was higher during the three months ended December 31, 2020, because we increased the volume of reverse repurchase transactions as compared to the three months ended December 31, 2019.

Net loss on foreign exchange operations. Under U.S. GAAP we are required to revalue assets and liabilities denominated in foreign currencies into our reporting currency, the U.S. dollar, which can result in gains or losses on foreign exchange operations. During the three months ended December 31, 2020, we realized a net loss on foreign exchange operations of $1,413 compared to a net loss of $1,080 during the three months ended December 31, 2019.

During the three months ended December 31, 2020, the value of the Russian ruble and Kazakhstani tenge appreciated by approximately 6% and 3% against the U.S. dollar, respectively. In connection with the increase in U.S. dollar-denominated assets in our subsidiary Freedom RU, we realized a net loss on foreign exchange operations of $993. As a result of depreciation of the Kazakhstani tenge against the Russian ruble by approximately 4%, Freedom RU also realized a $794 net loss in trading securities, securities reverse repurchases agreement obligations, and direct repurchase agreement obligations denominated in Kazakhstani tenge. Our subsidiary Freedom KZ realized a negative revaluation of U.S. dollar-denominated trading securities and securities reverse repurchase agreements of $370 during the three months ended December 31, 2020. These losses were partially offset by the gains on debt securities issued indexed to the U.S. dollar and U.S. dollar-denominated securities repurchase agreement obligations of $410. Our subsidiary FFIN Bank, recognized a gain on foreign exchange operations in the amount of $172 due to a large amounts of bank customer deposits denominated in U.S. dollar. Due to higher volume of cash and non-cash operations, we recognized a $162 gain on foreign exchange operations.

Net gain on derivatives. During the three months ended December 31, 2020, we recognized a net gain on derivatives of $995, compared to $556 during the three months ended December 31, 2019. During the three months ended December 31, 2020, Freedom KZ exercised call options received in connection with successfully completing underwriting services for a third party, and upon the exercise date, Freedom KZ recognized a $946 gain on derivatives in Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income. This was the primary contributing factor to the increase in net gain on derivatives during the three months ended December 31, 2020.

Expense

During the three months ended December 31, 2020, and 2019, we incurred total expenses of $50,201 and $25,570, respectively. Expenses during the three months ended December 31, 2020, increased primarily as a result of the continued growth of our business.

	Three Months Ended December 31, 2020		Three Months Ended December 31, 2019		Change
	Amount	%*	Amount	%*	Amount	%
Interest expense	$6,649	13%	$2,713	11%	$3,936	145%
Fee and commission expense	20,278	40%	5,525	22%	14,753	267%
Operating expense	21,921	44%	17,062	66%	4,859	28%
Provision for impairment losses	1,109	2%	152	1%	957	630%
Other expense, net	244	1%	118	0%	126	107%
Total expense, net	$50,201	100%	$25,570	100%	$24,631	96%

_____________

* Reflects percentage of total expense, net.

Interest expense. During the three months ended December 31, 2020, we recognized total interest expense of $6,649, compared to $2,713 during the three months ended December 31, 2019. The increase in interest expense of $3,936 was primarily attributable to interest expense related to short-term financing attracted by means of securities repurchase agreements totaling $1,978, an increase in interest expense for customer deposits received totaling $1,301 as a result of the growth in customer deposits from both existing and new customers, interest expense of $584 related to the FRHC notes issued during the period from December 2019 through February 2020, and interest expense related to loans received in the amount of $73.

Fee and commission expense. During the three months ended December 31, 2020, we recognized fee and commission expense of $20,278, compared to fee and commission expense of $5,525 during the three months ended December 31, 2019. The increase of $14,753 was associated with higher brokerage fees to our prime brokers of $13,591, commission fees paid for bank services of $992 and commission fees paid to the Central Depository and stock exchanges of $170. The increase in fee and commission expense was the result of both increased transaction volume from our existing clients and growth in our customer base. Generally, we expect fee and commission expense to increase and decrease in correspondence with increases and decreases in fee and commission income.

Operating expenses. During the three months ended December 31, 2020, operating expenses totaled $21,921, compared to $17,062 during the three months ended December 31, 2019. The increase of $4,859 is primarily attributable to a higher general and administrative expenses related to the expansion of our operations, including, a $4,340 increase in payroll and bonuses, a $808 increase in professional services, a $395 increase in software support, a $272 increase in communication services, a $206 increase in depreciation and amortization, and a $90 increase of other expenses. During the three months ended December 31, 2020, we realized decreases in stock compensation by $511, lease cost by $426 and business trip expenses by $315.

Provision/(recovery) for impairment losses. During the three months ended December 31, 2020, receivables in the amount of approximately $473 were repaid, including $311, which management had previously estimated may be uncollectible and for which management had recognized an impairment loss in a prior period. This recovery was partially offset by an additional provision for impairment losses in the amount of approximately $1,337.

Income tax benefit/(expense)

We recognized net income before income tax of $50,032 and $4,000 during the three months ended December 31, 2020 and 2019, respectively. During the three months ended December 31, 2020, we realized an income tax expense of $7,711 compared to an income tax benefit of $50 during the three months ended December 31, 2019. This increase in income tax expense is attributable to increased revenues realized from our operating activities and the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate along with the incremental U.S. tax on GILTI.

Comprehensive income

The functional currencies of our operating subsidiaries are the Russian ruble, Kazakhstani tenge, European euro, U.S. dollar, Ukrainian hryvnia and Uzbekistani sum. Our reporting currency is the U.S. dollar. Pursuant to U.S. GAAP we are required to revalue our assets from our functional currencies to our reporting currency for financial reporting purposes. As a result of strengthening of the Russian ruble and Kazakhstani tenge by approximately 3% and 6% against the U.S. dollar we realized a foreign currency translation gain of $6,851 during the three months ended December 31, 2020. In comparison, as a result of appreciation of the Kazakhstani tenge and Russian ruble by approximately 3% and 4% against the U.S. dollar during the three months ended December 31, 2019, we realized a foreign currency translation gain of $2,841. As a result of the gain on foreign currency translation we realized comprehensive income of $49,172 during the three months ended December 31, 2020, compared to comprehensive income of $6,890 during the three months ended December 31, 2019.

Results of Operations

Nine months ended December 31, 2020, compared to the nine months ended December 31, 2019

The following period-to-period comparison of our financial results is not necessarily indicative of future results.

	Nine months Ended December 31, 2020		Nine months Ended December 31, 2019
	Amount	%*	Amount	%*
Revenues:
Fee and commission income	$171,949	76%	$69,538	75%
Net gain on trading securities	36,330	16%	12,957	14%
Interest income	16,571	7%	8,999	10%
Net gain/(loss) on foreign exchange operations	1,359	1%	(241)	0%
Net gain on derivatives	149	0%	556	1%
Total revenue, net	226,358	100%	91,809	100%

Expenses:
Interest expense	15,092	7%	8,614	9%
Fee and commission expense	50,068	22%	14,068	15%
Operating expense	52,214	23%	44,576	49%
Provision/(recovery) for impairment losses	1,775	1%	(1,316)	(1%)
Other expense, net	149	0%	675	1%
Total expense	119,298	53%	66,617	73%

Net income before income taxes	107,060	47%	25,192	27%
Income tax expense	(16,900)	(7%)	(4,292)	(5%)
Net income	$90,160	40%	$20,900	22%

Less: Net income/(loss) attributable to noncontrolling interest in subsidiary	243	0%	(1,120)	(1%)
Net income attributable to common stockholders	$89,917	40%	$22,020	23%

Other comprehensive income
Change in unrealized gain on available-for-sale securities, net of tax effect	$-	0%	$26	0%
Reclassification adjustment relating to available-for-sale securities disposed of in the period, net of tax effect	71	0%	-	-
Foreign currency translation adjustments, net of tax	4,565	2%	1,408	2%
Comprehensive income before noncontrolling interests	$94,796	42%	$22,334	25%
Less: comprehensive income/(loss) attributable to noncontrolling interest in subsidiary	243	0%	(1,120)	(1%)
Comprehensive income attributable to common stockholders	$94,553	42%	$23,454	26%

_____________

* Reflects percentage of total revenues, net.

Revenue

We derive revenue primarily from gains realized from fee and commission income earned from our retail brokerage clients, underwriting and market making activities, our proprietary trading activities, and interest income.

During the nine months ended December 31, 2020 and 2019, we realized total net revenue of $226,358 and $91,809, respectively. Revenue during the nine months ended December 31, 2020, was significantly higher than the nine months ended December 31, 2019, primarily due to increased fee and commission income, higher net gain on trading securities, interest income, and increased net gain on derivatives, which were partially offset by a decrease in net loss on foreign exchange operations.

	Nine Months Ended December 31, 2020		Nine Months Ended December 31, 2019		Change
	Amount	%*	Amount	%*	Amount	%
Fee and commission income	$171,949	76%	$69,538	75%	$102,411	147%
Net gain on trading securities	36,330	16%	12,957	14%	23,373	180%
Interest income	16,571	7%	8,999	10%	7,572	84%
Net gain/(loss) on foreign exchange operations	1,359	1%	(241)	0%	1,600	(664%)
Net gain on derivatives	149	0%	556	1%	(407)	(73%)
Total revenue, net	$226,358	100%	$91,809	100%	$134,549	147%

_____________

* Reflects percentage of total revenues, net.

Fee and commission income. Fee and commission income consisted principally of broker fees from customer trading and related banking services, underwriting and market making services. During the nine months ended December 31, 2020 and 2019, fees and commissions generated from brokerage, underwriting and market making and related banking services were $171,949 and $69,538 respectively, an increase of $102,411.

During the nine months ended December 31, 2020, fees and commissions from brokerage services increased $91,708 as compared to the nine months ended December 31, 2019. As discussed above, we believe this growth was primarily attributable to significantly increased trading volume and customer activity resulting from the significant market growth during 2020 as well as our ongoing efforts to expand our brokerage customer base both organically and through acquisitions. Fees and commissions from related banking services increased during the nine months ended December 31, 2020, by $2,665 compared to the nine months ended December 31, 2019. Fees for bank services consist primarily of wire transfer fees, commissions for payment processing and commissions for currency exchange operations. Fees and commissions realized from underwriting services increased by $4,992 during the nine months ended December 31, 2020, due to our engaging in more underwritings and activities compared to the nine months ended December 31, 2019. Fees and commissions from consulting services increased by $3,046 during the nine months ended December 31, 2020, compared to the nine months ended December 31, 2019. As noted above, because of the uncertainty relating to the COVID-19 pandemic, world economic conditions and the current U.S. political environment, we cannot at this time predict with any certainty whether market conditions similar to those experienced during the nine-months ended December 31, 2020, will continue in future periods.

Net gain on trading securities. During the nine months ended December 31, 2020, we recognized a net gain on trading securities of $36,330, which included $28,635 of realized net gain and $7,695 of unrealized net gain compared to a net gain of $12,957 on trading securities for the nine months ended December 31, 2019, which included $18,208 of realized net gain and $5,251 of unrealized net loss. The main contributing factors to the increase in net gain on trading securities during the nine months ended December 31, 2020, included favorable market conditions, a significant increase upon revaluation of certain Level 3 securities we hold, increased use and success of intraday algorithmic trading and increased market-making activities on the SPBX outside of regular U.S. market hours. During the nine months ended December 31, 2020, we continued our efforts to reallocate a portion of our proprietary trading portfolio from equity securities to fixed income instruments.

Interest income. During the nine months ended December 31, 2020, and 2019, we recorded interest income from several sources, including interest income on trading securities, interest income on cash and cash equivalents held in financial institutions, interest income on reverse repurchase transactions and amounts due from banks. Interest income on trading securities consists of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading accounts. During the nine months ended December 31, 2020, we realized interest income of $16,571 compared to $8,999 for the nine months ended December 31, 2019. The increase in interest income of $7,572 was the result of several factors including, an increase in interest income on trading securities in the amount of $7,111, interest income due from banks in the amount of $289, and interest from reverse repurchase agreements in the amount of $201 which was partially offset by decreased interest income from loans to customers in the amount of $29.

During the nine months ended December 31, 2020, we realized higher interest income from trading securities because we increased our investments in interest bearing securities as compared to the nine months ended December 31, 2019. Interest income from reverse repurchase transactions was higher during the nine months ended December 31, 2020, because we increased the volume of reverse repurchase transactions as compared to the nine months ended December 31, 2019.

Net gain on foreign exchange operations. Under U.S. GAAP we are required to revalue assets and liabilities denominated in foreign currencies into our reporting currency, the U.S. dollar. As a result of this revaluation, we may realize a gain or loss on foreign exchange operations. During the nine months ended December 31, 2020, we realized a net gain on foreign exchange operations of $1,359 compared to a net loss of $241 during the nine months ended December 31, 2019.

During the nine months ended December 31, 2020, the value of the Russian ruble and Kazakhstani tenge appreciated nearly 5% and 6%, respectively against the U.S. dollar. During the nine months ended December 31, 2020, the Company sold debt securities that were not owned by the Company and recognized a loss on the revaluation of financial liabilities in the amount of $224. Our subsidiary Freedom KZ realized a negative revaluation of U.S. dollar-denominated trading securities and securities reverse repurchase agreements of $942 during the nine months ended December 31, 2020. These losses were partially offset by the gains on revaluation of debt securities issued indexed to the U.S. dollar and U.S. dollar-denominated securities repurchase agreement obligations of $1,162. The value of the U.S. dollar declined significantly against the Russian ruble during our first quarter ended June 30, 2020, then it recovered along with the increase of the U.S. dollar denominated net assets in our subsidiary Freedom RU, as a result, we realized a net gain on foreign exchange operations of $449. Due to a higher volume of banking cash and non-cash operations, we recognized a $914 gain on foreign exchange operations.

Expense

During the nine months ended December 31, 2020 and 2019, we incurred total expenses of $119,298 and $66,617, respectively. Expenses during the nine months ended December 31, 2020, increased primarily as a result of our continued efforts to grow our business and were partially offset by lower other expense.

	Nine Months Ended December 31, 2020		Nine Months Ended December 31, 2019		Change
	Amount	%*	Amount	%*	Amount	%
Interest expense	$15,092	13%	$8,614	13%	$6,478	75%
Fee and commission expense	50,068	42%	14,068	21%	36,000	256%
Operating expense	52,214	44%	44,576	67%	7,638	17%
Provision/(recovery) for impairment losses	1,775	1%	(1,316)	(2%)	3,091	(235%)
Other expense, net	149	0%	675	1%	(526)	(78%)
Total expense, net	$119,298	100%	$66,617	100%	$52,681	79%

_____________

* Reflects percentage of total expense, net.

Interest expense. During the nine months ended December 31, 2020, we recognized total interest expense of $15,092, compared to $8,614 during the nine months ended December 31, 2019. The increase in interest expense of $6,478 was primarily attributable to interest expense for customer accounts totaling $2,552 as a result of increased customer deposits from both existing and new customers, interest expense of $2,065 related to FRHC notes issued during the period from December 2019 through February 2020, interest expense for direct repurchase agreements totaling $1,781 and interest expense for loans received totaling $80.

Fee and commission expense. During the nine months ended December 31, 2020, we recognized fee and commission expense of $50,068 compared to fee and commission expense of $14,068 during the nine months ended December 31, 2019. The increase of $36,000 was associated with higher brokerage fees to our prime brokers of $34,786, commission fees paid for bank services of $897 and commission fees paid to the Central Depository and stock exchanges of $317. The increases in fee and commission expense were the result of both growth in our client base and increased transaction volume from our existing clients. Generally, we expect fee and commission expense to increase and decrease in correspondence with increases and decreases in fee and commission income.

Operating expense. During the nine months ended December 31, 2020, operating expenses totaled $52,214 compared to $44,576 during the nine months ended December 31, 2019. The increase of $7,638 is primarily attributable to a higher general and administrative expenses related to the expansion of our operations, including a $8,199 increase in payroll and bonuses, a $589 increase in depreciation and amortization, a $586 increase in software support, a $428 increase in communication services and a $92 increase in other expenses. During the nine months ended December 31, 2020, we realized decreases in stock-based compensation by $1,011, business trip expenses by $644, and advertising expenses by $601.

Provision/(recovery)for impairment losses. During the nine months ended December 31, 2020, receivables in the amount of approximately $1,525 were repaid, including $801 which management had previously estimated may be uncollectible and for which management had recognized an impairment loss in a prior period. This recovery was partially offset by an additional provision for impairment losses in the amount of approximately $2,637.

Income tax expense

We recognized net income before income tax of $107,060 during the nine months ended December 31, 2020, and net income before income tax of $25,192 during the nine months ended December 31, 2019, respectively. During the nine months ended December 31, 2020, we realized income tax expense of $16,900 compared to $4,292 during the nine months ended December 31, 2019. This increase in income tax expense is attributable to the increase in revenues we realized from our operating activities and the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate along with the incremental U.S. tax on GILTI.

Comprehensive income

As a result of the strengthening of the Russian ruble by approximately 5% and Kazakhstani tenge by nearly 6% against the U.S. dollar we realized a foreign currency translation gain of $4,565 during the nine months ended December 31, 2020, compared to $1,408 during the nine months ended December 31, 2019. This led to comprehensive income of $94,796 during the nine months ended December 31, 2020, compared to comprehensive income of $22,334 during the nine months ended December 31, 2019.

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

As of December 31, 2020, we had cash and cash equivalents of $624,572 and restricted cash of $368,344 compared to cash and cash equivalents of $63,208 and restricted cash of $66,597, as of March 31, 2020. At December 31, 2020, we had total assets of $1,473,654 and total liabilities of $1,248,096, including customer liabilities of $967,256. By comparison, at March 31, 2020, we had total assets of $453,523 and total liabilities of $324,486, including customer liabilities of $168,432. The increases in restricted cash, cash and cash equivalents and customer liabilities at December 31, 2020, are the result of increased customer deposits resulting from organic and inorganic customer acquisition through business acquisitions, and growth in customer account size as customers have increased their deposits and become more active in the markets to take advantage of the recent favorable market conditions. As discussed elsewhere in this report, because of the uncertainties relating to the COVID-19 pandemic, the current U.S. political environment and their potential impacts on the markets and the global economy, we cannot reasonably estimate whether or for how long such market conditions and the related growth will continue.

As of December 31, 2020, the value of the trading securities held in our proprietary trading accounts totaled $345,313 compared to $156,544 at March 31, 2020. This growth is primarily attributable to the purchase of additional debt securities in our proprietary trading portfolio and favorable market conditions. As of December 31, 2020, around 83% of our trading portfolio consisted of debt securities, compared to approximately 56% as of March 31, 2020. The funds necessary to acquire the additional securities in our proprietary trading portfolio were raised primarily through collateralized securities financing arrangements.

As of December 31, 2020, $144,696, or 42%, of the trading securities held in our proprietary trading accounts were subject to securities repurchase obligations compared to $54,222, or 35%, as of March 31, 2020. Typically, the term of these securities repurchase obligations is not more than 30 days. Of the $624,572 in cash and cash equivalents at December 31, 2020, $213,211, or approximately 35%, were subject to reverse repurchase agreements. By comparison, at March 31, 2020, cash and cash equivalents totaled $63,208, of which $9,645, or 15%, were subject to reverse repurchase agreements. Reverse repurchase agreements are fully collateralized and generally have terms ranging from 1 to 90 days, but typically up to 30 days.

As of December 31, 2020, the Company’s outstanding debt securities had fixed annual coupon rates ranging from 6.5% to 12% and maturity dates ranging from May 2021 to January 2023. The Company’s debt securities include bonds of Freedom KZ and Freedom RU issued under Kazakhstani and Russian Federation law, which trade on the KASE and the MOEX, respectively. The Company’s debt securities also include $20,496 in the aggregate number of notes of FRHC issued from December 2019 to February 2020. The FRHC notes, denominated in U.S. dollars, have minimum denominations of $100 bear interest at an annual rate of 7.000% and are due in 2022. The FRHC notes were issued under Astana International Financial Centre law and trade on the AIX.

Currency fluctuations during the nine months ended December 31, 2020, led to a 5% increase in the value of the Russian ruble against the U.S. dollar and a 6% increase in the Kazakhstani tenge against the U.S. dollar. As a result, in accordance with U.S. GAAP, balance sheet items denominated in Russian rubles and Kazakhstani tenge had to be revalued. This caused us to realize a $1,359 gain on foreign exchange operations and a foreign currency translation gain of $4,565 during the nine months ended December 31, 2020.

As described in more detail elsewhere in this Management’s Discussion and Analysis and in Note 19 to our condensed consolidated financial statements, during the quarter ended December 31, 2020, we completed the acquisition of Freedom Bank KZ, including the outstanding preferred shares and subordinated debt, for $53,097 and Prime Executions for $2,500.

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

We have pursued an aggressive growth strategy, both organically and through acquisition, during the past several years, and we anticipate continuing efforts to expand our footprint through future acquisitions. While this strategy has led to customer and revenue growth it also results in increased expenses and greater need for capital resources. Further growth and expansion may require greater capital resources than we currently possess, which could require us to pursue additional equity or debt financing from outside sources. We cannot assure that such financing will be available to us on acceptable terms, or at all, at the time it is needed.

Based on our current commitments, business plans, assets and anticipated results of operations, we believe that our current cash and cash equivalents, cash expected to be generated from operating activities, and forecasted returns from our proprietary trading will be sufficient to meet our working capital needs for the next 12 months. Our assessment, however, could be impacted by various uncertainties and risks, including the ongoing effects of the COVID-19 pandemic and the potential impacts the current U.S. political environment, could have on the global economy, the financial markets and on our business. We monitor our financial performance to ensure adequate liquidity to fund operations and execute our business plan.

Cash Flows

The following table presents our cash flows for the nine months ended December 31, 2020 and 2019:

	For the nine months ended December 31, 2020	For the nine months ended December 31, 2019

Net cash flows from operating activities	$698,954	$68,645
Net cash flows from/(used in) investing activities	98,418	(10,595)
Net cash flows from/(used in) financing activities	61,952	(8,372)
Effect of changes in foreign exchange rates on cash and cash equivalents	3,787	5,281

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$863,111	$54,959

Net cash from operating activities during the nine months December 31, 2020, was $698,954.  By comparison, during the nine months ended December 31, 2019, net cash from operating activities was $68,645. Net cash from operating activities during the nine months ended December 31, 2020, was driven by net income adjusted for non-cash movements (depreciation and amortization, non-cash lease expense, non-cash stock compensation expense, unrealized gain on trading securities, allowance for receivables) and net cash from operating activities primarily from changes in operating assets and liabilities, including a $114,807 increase in trading securities primarily from increased purchases of securities held in our proprietary account, a $646,950 increase in customer liabilities resulting from deposits from new and existing customers and a $10,934 increase in trade payables for margin, which principally resulted from margin lending payables.

During the nine months ended December 31, 2020, net cash from investing activities was $98,418 compared to cash used in investing activities $10,595 during the nine months ended December 31, 2019. Cash from investing activities during the nine months ended December 31, 2020, included $157,533 received in the acquisition of Zerich, Freedom Bank KZ and Prime Executions and $6,437 from proceeds on the sale of investments available-for-sale, which was partially offset by consideration paid for the Freedom Bank KZ acquisition of $53,097, the Zerich acquisition of $7,110, the Prime Executions acquisition of $2,500 and the purchase of fixed assets, net of sales of $2,845. Cash used in investing activities during the nine months ended December 31, 2019, was used for the purchase of fixed assets, net of sales in the amount of $3,140 and to purchase available-for-sale securities in the amount of $7,455.

During the nine months December 31, 2020, net cash from financing activities was $61,952, compared to net cash used in financing activities of $8,372 during the nine months ended December 31, 2019. Net cash from financing activities during the nine months ended December 31, 2020, consisted principally of the proceeds from securities repurchase agreement obligations in the amount of $63,166, which was partially offset with net cash used in repurchase of outstanding Freedom KZ debt securities in amount of $4,632. Net cash used in financing activities during the nine months ended December 31, 2019, consisted principally of securities repurchase agreement obligations in the amount of $15,285 and repayment of loans received in the amount of $4,008. This was offset by proceeds from the issuance debt securities of FRHC and Freedom KZ and the repurchase of Freedom KZ debt securities, resulting in net proceeds of $10,466 and from proceeds from stock option exercises in the amount of $455.

Contractual Obligations and Contingencies

For a discussion of our significant contractual obligations and contingencies, please see Note 18 and Note 20 to our condensed consolidated financial statements.

Off-Balance Sheet Financing Arrangements

For a discussion of off-balance sheet financing arrangements of the Company as of December 31, 2020, please see Note 20 to our condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of end of the period covered by this quarterly report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the 2013 framework of the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) our principal executive officer and principal financial officer concluded that as of December 31, 2020, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, no changes occurred that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

We believe there are no additions to the risk factors disclosed in our annual report on Form 10-K for the year ended March 31, 2020, filed with the SEC on July 14, 2020 and our quarterly report on Form 10-Q for the period ended September 30, 2020, filed with the SEC on November 9, 2020.

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

2.03	Assignment Agreement of the Subordinated Loan Agreement Dated 20.06.2011 No. 2, dated 20 December 2020, between Freedom Holding Corp. and Global Development Limited Liability partnership(5)
2.04	Assignment Agreement of the Subordinated Loan Agreement Dated 23.06.2011 No. 4, dated 20 December 2020, between Freedom Holding Corp. and Global Development Limited Liability partnership(5)
2.05	Assignment Agreement of the Subordinated Loan Agreement Dated 30.06.2016 No. 5, dated 20 December 2020, between Freedom Holding Corp. and Global Development Limited Liability partnership(5)
2.06	Assignment Agreement of the Subordinated Loan Agreement Dated 21 June 2011, dated 20 December 2020, between Freedom Holding Corp. and Maglink Limited(5)
4.02	Terms and Conditions of FRHC 7.000% Interest Notes due December 2022(2)
4.03	Exchange Bond Terms and Conditions in the Framework of the Exchange Bond Program(3)
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101

The following Freedom Holding Corp. financial information for the periods ended December 31, 2020, formatted in inline XBRL (eXtensive Business Reporting Language): (i) the Cover Page; (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

104	Cover page formatted in inline XBRL (included in Exhibit 101).*

* Filed herewith.

(1) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2020.

(2) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 10, 2020.

(3) Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on July 14, 2020.

(4) Incorporated by reference to Registrant’s Current Report on Form 8-K/A-1 filed with the SEC on September 23, 2020.

(5) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM HOLDING CORP.

Date: February 9, 2021	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date: February 9, 2021	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer

