Form 10-K
period 2021-03-31
Freedom Holding Corp.
filed 2021-06-15
CIK 924805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐ Yes      ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $379,197,514.

As of June 8, 2021, the registrant had 59,474,712 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2021.

FREEDOM HOLDING CORP.

Unless otherwise specifically indicated or as is otherwise contextually required, references herein to the “Company”, “we”, “our” or “us” means Freedom Holding Corp. a Nevada corporation and its consolidated subsidiaries, as well as any predecessor entities. References to “fiscal 2020” and “fiscal 2021” mean the periods ended March 31, 2020 and 2021, respectively.

Special Note about Forward-Looking Information

Certain information included in this annual report, including without limitation “Business” in Item 1 of Part I, “Risk Factors” in Item 1A of Part I, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this annual report, contains statements that may be considered forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are statements that could be forward-looking. You can recognize these statements through our use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “strategy,” “forecast,” “potential,” “future,” “predict,” “project,” “likely,” “should,” “will,” “would,” other similar expressions and their negatives.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that could cause actual results to differ materially from any future results, expressed or implied, in forward looking statements. Such factors include but are not limited to, the following:

•	general economic and political conditions globally and in the markets where we operate;
•	declines in global financial markets;
•	the impacts of the COVID-19 pandemic, including viral variants, future outbreaks and the effectiveness of measures implemented to contain its spread;
•	a lack of liquidity, e.g., access to funds or funds at reasonable rates for use in our businesses;
•	the inability to meet regulatory capital or liquidity requirements;
•	increased competition, including downward pressures on commissions and fees;
•	risks inherent to the electronic brokerage, banking and market making businesses;
•	fluctuations in interest rates and foreign currency exchange rates;
•	failure to protect or enforce our intellectual property rights in our proprietary technology;
•	risks associated with being a “controlled company” within the meaning of the rules of Nasdaq;
•	the loss of key executives or failure to recruit and retain personnel;
•	our ability to keep up with rapid technological change;
•	information technology, trading platform and other system failures, cyber security threats and other disruptions;
•	losses caused by non-performance by third parties;
•	losses (whether realized or unrealized) on our investments;

•	our inability to integrate any businesses we acquire or otherwise adapt to expansion and rapid growth in our business;
•	risks inherent in doing business in Russia and the other developing markets in which we do business;
•	the impact of tax laws and regulations, and their changes, in any of the jurisdictions in which we operate;
•	non-compliance with laws and regulations in each of the jurisdictions in which we operate, particularly those relating to the securities and banking industries;
•	the creditworthiness of our trading counterparties, and banking and margin customers;
•	litigation and regulatory liability;
•	unforeseen or catastrophic events, including the emergence of pandemics, terrorist attacks, extreme weather events or other natural disasters, or political discord; and
•	other factors discussed under “Risk Factors” in Item 1A of Part I of this annual report.

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

You should not place undue reliance on forward-looking statements. The forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management and apply only as of the date of this annual report or the respective dates of the documents from which they incorporate by reference. Neither we nor any other person assumes any responsibility for the accuracy or completeness of forward-looking statements. Further, except to the extent require by law, we undertake no obligations to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

                The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes contained elsewhere in this annual report and in our other filings with the SEC. All references to our “consolidated financial statements” are to “Financial Statements and Supplementary Data” in Item 8 of Part II of this annual report.

PART I

Item 1. Business

OVERVIEW

Freedom Holding Corp. (referred to herein as the “Company”, “FRHC”, “we” “our” and “us”) is a corporation organized in the United States under the laws of the State of Nevada. We are a holding company that owns and operates several diversified financial services businesses. Our subsidiaries engage in a broad range of activities in the securities industry, including retail securities brokerage, investment research, investment counseling, securities trading, market making, investment banking and underwriting services in Eurasia, and consumer banks servicing clients in Russia and Kazakhstan and an agency only institutional brokerage at the New York Stock Exchange. Our headquarters is in Almaty, Kazakhstan, with supporting administrative office locations in Russia, Cyprus and the United States.

We own directly, or through subsidiaries, the following companies:

	Year of Acquisition or Formation	Business	Jurisdiction of Organization

LLC Freedom Finance Azerbaijan (“Freedom AZ”)	2021	financial educational center	Azerbaijan
Freedom Finance Europe Limited (“Freedom EU”)	2017	securities broker-dealer	Cyprus
Freedom Finance Technologies Ltd (“Freedom Technologies”)	2020	IT development company	Cyprus
Freedom Finance Germany GmbH (“Freedom GE”)	2019	tied agent of Freedom EU	Germany
JSC Freedom Finance (“Freedom KZ”)	2017	securities broker-dealer	Kazakhstan
Freedom Finance Global PLC (“Freedom Global”)	2020	securities broker-dealer	Astana International Financial Centre (Kazakhstan)
Bank Freedom Finance Kazakhstan JSC, (formerly known as JSC Bank Kassa Nova) (“Freedom Bank KZ”)	2020	consumer bank	Kazakhstan
LLC Investment Company Freedom Finance (“Freedom RU”)	2017	securities broker-dealer	Russia
LLC FFIN Bank (“Freedom Bank RU”)	2017	consumer bank	Russia
LLC Freedom Finance Ukraine (“Freedom UA”)	2018	securities broker-dealer	Ukraine
FFIN Securities, Inc. (“FFIN”)	2015	dormant	United States
Prime Executions, Inc. (“PrimeEx”)	2020	NYSE agency only institutional brokerage	United States
LLC Freedom Finance Uzbekistan, (“Freedom UZ”)	2018	securities broker- dealer	Uzbekistan

We own a 32.88% interest in Freedom UA. The remaining 67.12% interest of Freedom UA is held by Askar Tashtitov, the Company’s president. However, as a result of a series of contractual relationships between the Company and Freedom UA, we account for Freedom UA as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Freedom UA are consolidated into the financial statements of the Company provided with this annual report.

In July 2020 we completed the acquisition of Zerich Capital Management (“Zerich”). On December 27, 2020, Zerich was merged into Freedom RU and its separate legal existence terminated. In connection with the merger, the assets and liabilities of Zerich were transferred to Freedom RU.

Through our operating companies we are professional participants on the:

•	Kazakhstan Stock Exchange (“KASE”);
•	Astana International Exchange (“AIX”);
•	Moscow Exchange (“MOEX”);
•	Saint-Petersburg Exchange (“SPBX”);
•	Ukrainian Exchange (“UX”);
•	Republican Stock Exchange of Tashkent (UZSE); and
•	Uzbek Republican Currency Exchange (UZCE).

We are also members of the:

•	New York Stock Exchange (“NYSE”); and
•	Nasdaq Stock Exchange (“Nasdaq”).

We also own minority equity interests in both the UX (24.3%) and the SPBX (12.8%). Our Cyprus brokerage office serves to provide our clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S. and European securities markets, in cases where the regulatory regimes of the jurisdictions of our other subsidiaries provide only limited or no direct investor access to international securities markets.

We operate under various securities licenses in the jurisdictions where we conduct business, plus we have banking licenses in Russia and Kazakhstan that allows us to expand the types of financial services we provide to our Russian and Kazakhstani clientele. Our Cyprus operations are conducted in Limassol, Cyprus where we are licensed to receive, transmit and execute customer orders, establish custodial accounts, engage in foreign currency exchange services and margin lending, and trade our own investment portfolio. Through our Cyprus office we provide transaction handling and intermediary services to our offices requiring access to securities markets in the U.S. and Europe.

We are a member of the Russian National Association of Securities Market Participants (“NAUFOR”), a statutory self-regulatory organization with wide responsibility in regulation, supervision and enforcement of its broker-dealer, investment banking, commercial banking and other member firms in Russia. Freedom Bank RU is a member of the National Financial Association in Russia. In Kazakhstan, Freedom KZ and Freedom Bank KZ are members of the Association of Financiers of Kazakhstan. Freedom UA is a member of the Professional Association of Capital Market participants and Derivatives (“PARD”) in Ukraine. Freedom EU is a member of the Association for Financial Markets in Europe (“AFME”).

PrimeEx is registered as an agency only execution broker-dealer that operates on the floor of the NYSE and is a member of NASDAQ, the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corp (“SIPC”). PrimeEx is not registered as an investment adviser under the U.S. Investment Advisers Act of 1940, as amended (the “Advisers Act”).

Our common stock is listed for trading in the United States on the Nasdaq Capital Market, in Kazakhstan on the KASE and in Russia on the SPBX.

RETAIL BROKERAGE SERVICES

We provide a comprehensive array of financial services to our target retail audience which is individuals, businesses and financial institutions seeking to diversify their investment portfolios to manage economic risk associated with political, regulatory, currency, banking, and national uncertainties. Our clients also include other broker-dealers. Clients are provided online tools and retail locations to establish accounts and conduct securities trading on transaction-based pricing. We market to our customer demographic through a number of channels, including telemarketing, training seminars and investment conferences, print and online advertising using social media, mobile app and search engine optimization activities.

We serviced more than 290,000 client accounts in fiscal 2021, of which more than 63% carried positive cash or asset account balances as of March 31, 2021. During fiscal 2021 customer accounts increased by approximately 150,000 as we continued to have our customer base grow organically and nonorganically. Internally, we designate “active accounts” as those in which one transaction occurs per quarter. During fiscal 2021 we had approximately 97,000 active accounts.

We have accelerated our growth through nonorganic growth strategies, including several strategic acquisitions which has enabled us to expand our market reach, increase our client base and provide our clientele the convenience of both a state-of-the-art proprietary electronic trading platform, Tradernet, and 98 retail brokerage and financial services offices located across Kazakhstan (26), Kyrgyzstan (1), Russia (44), Uzbekistan (8), Ukraine (13), Cyprus (2), Germany (2), Azerbaijan (1) and the U.S. (1) that provide our full array of financial services, investment consulting and education. In Russia 28 brokerage and financial services offices also provide banking services to firm customers. In Kazakhstan eight brokerage and financial services offices also provide banking services to firm customers.

Tradernet Software Platform — Our Tradernet software platform provides clients a browser-based desktop application and, in some countries, a supporting mobile app to facilitate trading activity. Tradernet provides clients with trading capabilities and access to monitor multiple markets around the world simultaneously, including KASE, AIX, UX, MOEX, SPBX, NYSE, NASDAQ, London Stock Exchange, Chicago Mercantile Exchange, Hong Kong Stock Exchange and Deutsche Börse and to execute trades electronically in these markets in multiple products from a single trading account. Additionally, Tradernet allows clients to monitor and manage all aspects of their personal accounts, including non-trading orders and participate in our client social network. We also use Tradernet for client margin risk evaluation and for middle office security transfer requests.

We offer our customers seamless access to all classes of tradable, primarily exchange-listed products traded on numerous exchanges and market centers around the world. The emerging complexity of multiple market centers has provided us the opportunity to build and continually adapt our software to provide excellent service. We provide our customers with what we believe to be one of the most effective and efficient electronic brokerage platforms in the industry.

Full-Service Brokerage - We offer full-service brokerage covering a broad array of investment alternatives including exchange-traded and over-the-counter corporate equity and debt securities, money market instruments, exchange traded options and futures contracts, government bonds, and mutual funds. A substantial portion of our revenue is derived from commissions from clients through accounts with transaction-based pricing. Brokerage commissions are charged on investment products in accordance with a schedule we have formulated that aligns with local practices.

Margin Lending - We extend credit to clients, collateralized by securities and cash in the customer’s account, for a portion of the purchase price of securities, and we receive income from interest charged on such extensions of credit. The customer is charged for such margin financing at interest rates established by us.

Investor Education - We provide a variety of investment education and training courses to clients. We do not engage currently in asset or portfolio management nor do we engage in discretionary trading in our client account investment advisory services. Our clients are provided online access to tools that enable them to manage and monitor their accounts and portfolio performance via the Tradernet platform.

Investment Research - We employ 27 research and securities analysts that conduct equity and debt research covering a number of individual securities worldwide. We provide regular research reports, notes and earnings updates to our clients. The research department supports our clients and sales department with equity and fixed-income research focused on the Kazakhstani, Ukrainian, Russian, European and U.S. markets. Our research reports focus primarily on large, liquid public companies along with other linked commodities and currency markets. Our research reports are based on fundamental valuation and are typically issued on a quarterly-basis or when significant events occur. Our analysts also perform analysis of fixed-income securities and portfolios and provide research and analysis of market forecasts and macroeconomic conditions for certain industries.

Consumer Banking - In Russia and Kazakhstan we have augmented our brokerage operations with consumer banking services. We generate banking service fees and commissions by providing services that include lending operations, payment card services, deposit services, money transfers, opening and maintaining correspondent accounts, renting safe deposit boxes, e-commerce money transfer services for legal entities, and tender guarantees. We are an authorized Visa/MasterCard issuer. In Russia we are also a participant in the Mir payment system. The Mir payment system is a national electronic payment system established by the National Bank of Russia. We also issue multi-currency cards, which allow purchases to be made in multiple different currencies with the use of a single card. We provide internet banking and mobile applications for Android/iOS for companies and individuals. In addition, we offer clients several investment and structured banking products (insured deposits with option features and currency risk hedging products as permitted by local laws).

In Russia, the Deposit Insurance Agency of Russia insures 100% of deposits of individuals up to 1.4 million Russian rubles (approximately $18,400 as of March 31, 2021). In Kazakhstan, the Kazakhstan Deposit Insurance Fund (“KDIC”) administers the deposit insurance system. The KDIC insures deposits in the case of liquidation of the bank-member of the Fund. Deposits are insured up to 15 million Kazakhstani tenge (approximately $35,300 as of March 31, 2021), per client.

Additionally, we have developed a payment card we call the “invest card”. At the client’s election the card can be a virtual card or a plastic card. The invest card allows our clients the ability to manage their investment accounts both online or in person. It offers features unique to the Kazakhstani market including:

•	integration with the client’s brokerage accounts to allow for convenient instant money transfers to and from the client’s brokerage account;
•	free payments, transfers and exchange operations, and reduced service fees for certain transactions;
•	no fee interbank and p2p transfers and replenishment of the card in any currency; and
•	improved convenience including the ability to remotely open bank accounts by means of biometric identification and remote execution of account opening documents.

Freedom Bank KZ is also focused on developing and digitizing other classic banking products, such as mortgages to reduce wait times and enhance client convenience.

CAPITAL MARKETS

Our success and growth in retail securities brokerage has allowed us to extend our activities and participation in the capital markets and issuer funding activities.

Investment Banking

 We have established teams of investment banking professionals in Almaty and Moscow. Our investment banking division provides strategic advisory services and capital markets products. Our investment banking team focuses on certain sectors including consumer and business services, energy, financial institutions, real estate, technology, media and communications. Our investment banking activities are concentrated in Kazakhstan, Russia and Uzbekistan where the governments continue to privatize industries, but commercial banks concentrate their services on large enterprises or state-owned enterprises. In these countries, the commercial lending sources also impose loan structures and debt covenants that exclude many companies. This has created growing interest and demand in our services. To date our activities have included underwriting of debt and equity offerings on “best efforts” and firm underwriting bases.

Equities Capital Markets - We provide capital raising solutions for corporate clients through initial public offerings and follow-on offerings including listing companies on appropriate exchanges. We focus on companies in growth industries and participate as market makers in our underwritten securities offerings after the initial placements of shares.

Debt Capital Markets - We offer a range of debt capital markets solutions for emerging growth and small market companies. We focus on structuring and distributing private and public debt, for various purposes including buyouts, acquisitions, growth capital financings, and recapitalizations. In addition, we participate in bond financings for both sovereign and corporate emerging market issuers.

Proprietary Trading and Investment Activities

In the regular course of our business, we take securities positions as a market maker and/or principal to facilitate customer transactions and for investment purposes. In market making activities and when trading for our own account, we expose our own capital to the risk of fluctuations in market value. Investment decisions are determined in accordance with internal policies and recommendations of our internal investment committees. The size of our securities positions vary substantially based upon economic and market conditions, allocations of capital, underwriting commitments and trading volume of an individual issuer’s securities. Also, the aggregate value of inventories of securities which we may carry is limited by the Net Capital Rule as in effect in the jurisdictions where we conduct our business. See “Regulatory Oversight” in this Item 1 of Part I and “Liquidity and Capital Resources” in Item 7 of Part II, of this annual report.

Repurchase and Reverse Repurchase Agreements

Additionally, through the use of securities sold under agreements to repurchase and securities purchased under agreements to resell, we act as an intermediary between borrowers and lenders of short-term funds and provide funding for various inventory positions. We also employ repurchase and reverse repurchase agreements in our proprietary trading activities. For additional information regarding our repurchase and reverse repurchase activities see “Securities reverse repurchase and repurchase agreements” in Note 2 and Note 12 to our consolidated financial statements.

COMPETITION

We face aggressive competition in each of the markets where we offer our services. We compete with international, regional and local brokerage, banking, and financial services firms that offer an array of financial products and services. The brokerage and financial service firms with which we principally compete for customers include: (i) Tinkoff, BCS, BrokerCreditService and JSC IC Finam in Russia; (ii) Halyk Finance, BCC Invest and First Heartland Securities in Kazakhstan; (iii) BrokerCreditService and Otkrytie in Cyprus. While there are many large banks in Russia and Kazakhstan, Freedom Bank RU has identified its principal banking competitors as Tinkoff, BCS and Alfa-Bank; and Bank Freedom KZ has identified its principal banking competitors as Kaspi Bank, Altyn Bаnk and Alfa-Bank.

Many of the firms with which we compete are larger, provide additional and more diversified services and products, provide access to more international markets, and have greater technical, and financial resources. We leverage competitive advantages we have developed, including our extensive experience in providing local investors access to the U.S. and European securities markets, our ability to deliver high quality analytical information and our focus on providing convenient, high tech user-friendly access to our services and the markets. We also believe we provide our customers advantages in their regional markets, particularly in the area of access to participation in IPOs of foreign issuers and well-known global companies. We have also been an active participant in various privatization programs, which has allowed us to develop expertise and a prominent reputation in the public placement of securities of local issuers in the regions where we operate.

BUSINESS CONTINUITY PLAN

We identify business continuity as the capability to continue the delivery of services to our clients, employees and various business partners and counterparties at acceptable predefined levels following a disruption that may occur in one or more business activities and/or in one or more operating locations due to local, national, regional or worldwide disasters, including pandemics, such as COVID-19, or due to failure of one or more components of information technology infrastructure, including proprietary or self-developed information systems, databases, software and hardware that we operate to provide such service. Since our operations are conducted through our subsidiary companies in different geographic locations, our business continuity plans are developed, tested and managed locally by our subsidiaries to cover key business areas, provide contingency plans for IT infrastructure and communication to employees, clients and counterparties.

Our operating subsidiaries in each geographical location rely on local public utilities for electric power with additional electric generator back up (if available). For telephone and internet services we engage, where available, back up providers. All of these service providers have assured management of our subsidiary companies that they have plans for providing continued service in the case of an unexpected event that might disrupt their services. At the same time, our business continuity plans have little impact if a failure occurs from disruption of third-party service providers that cannot be replaced in a reasonable time by another provider due to uniqueness or special services, such as stock exchanges, depositories, clearing houses, clearing firms or other financial intermediaries used to facilitate our securities transactions. For this purpose, our subsidiaries have established continuous communication with the service providers to ensure timely receipt of data about their planned and actual activities. We are continuing to implement increased uniformity across our subsidiaries to address business operations continuity and expertise by pursuing a standard for business continuity consistent with the standards of ISO 22301 Societal security - Business continuity management systems.

We have employees in a number of cities in Russia, Kazakhstan, Ukraine, Kyrgyzstan, Uzbekistan, Germany, Cyprus, Azerbaijan and the U.S. all of whom need to work and communicate as an integrated team. As a result of the COVID-19 pandemic, each country in which we operate instituted some form of quarantine, stay at home or remote work order, social distancing guidelines, travel and/or other restrictions and a significant percentage of our employees have transitioned to being able to work remotely, as needed. Generally, the business continuity plans we had in place and continue to develop have allowed us and our employees to continue to deliver services to our customers, various business partners and counterparties.

HUMAN CAPITAL

As of March 31, 2021, we had 2,546 (2,028 full-time and 518 part-time) employees worldwide. While we have offices in Kazakhstan, Russia, Uzbekistan, Ukraine, Cyprus, Germany, Kyrgyzstan, Azerbaijan and the U.S., most of our employees are based in Kazakhstan and Russia. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.

We understand that our success is dependent on the talents and dedication of our staff, and our mission is to provide our employees in return:

•	opportunities to learn, grow, and advance;
•	clear instructions of our expectations and the right tools to achieve them; and
•	fair compensation and benefits for their work.

We advance this mission through a diversified operating model which allocates human capital management separately to each subsidiary with a flatter management structure. We believe this localized approach provides each subsidiary the flexibility to assess how best to competitively attract, develop and retain employees in its locale. Through this approach we believe we have assembled a talented and motivated team and we expect to continue to incentivize our employees who continue to provide value to us and our customers.

INFORMATION SECURITY

Information security, with a particular focus on cyber security, is a high priority for us. We have and continue to develop and implement safeguards, policies and technology designed to protect the information provided to us by our clients and our own information from cyber attacks and other misappropriation, corruption or loss. We also consult advisory organizations and follow regulatory requirements regarding information security. For additional information regarding information security see “Risks Related to Information Technology and Cyber Security” in Item 1A of this annual report.

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

In the foreign jurisdictions where we conduct business we are subject to often overlapping schemes of regulation that govern all aspects of our relationship with our customers. These regulations cover a broad range of practices and procedures, including:

•	minimum net capital requirements;
•	the use and safekeeping of customers’ funds and securities;
•	recordkeeping and reporting requirements;
•	client identification, clearance and monitoring to identify and prevent money laundering and funding of terrorism, OFAC sanctions violations and to facilitate FATCA reporting;
•	supervisory and organizational procedures intended to monitor and assure compliance with relevant laws and regulations and to prevent improper trading practices;
•	employee-related matters, including qualification and certification of personnel;
•	provision of investment and ancillary services, clearance, and settlement procedures;
•	maximum loan and bank guarantees concentration issued to shareholders;
•	credit risk requirements;
•	liquidity risk requirements;
•	acquisitions;
•	qualification of firm management; and
•	risk detection, management, and correction.

The regulatory authorities in each jurisdiction where we operate establish minimum net capital requirements, we must meet to maintain our licensure to conduct the brokerage and/or banking services we provide. These minimum net capital requirements currently range from approximately $5,000 to $23,600,000 and fluctuate depending on various factors. As of March 31, 2021, the aggregate net capital requirements of our subsidiaries was approximately $30,100,000. In the event we fail to maintain minimum net capital, we may be subject to fines and penalties, suspension of operations, and disqualification of our management from working in the industry. Our subsidiaries are also subject to rules and regulations regarding liquidity and capital adequacy ratios.

Compliance with minimum capital requirements could limit our expansion into activities and operations that require significant capital. Minimum capital requirements could also restrict our ability to transfer funds among our subsidiaries or the FRHC.

We spend considerable resources in our general efforts to comply with the various regulations to which we are subject. We do not expect this burden to decrease in the future.

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

Anti-Money Laundering, Anti-Terrorism Funding and Economic Sanctions Laws. The USA Patriot Act, the U.S. Bank Secrecy Act and similar legislation in the jurisdictions where our subsidiaries operate, as well as certain exchanges and self-regulatory organizations impose a variety of rules that require registered broker-dealers to “know their customers” and monitor their customers’ transactions for potentially suspicious activities. Our subsidiaries have implemented policies, procedures and internal controls that are designed to comply with local anti-money laundering and counter terrorism financing (“AML”) rules and regulations, that require significant due diligence and verification of customer information.

The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), in connection with its administration and enforcement of economic and trade sanctions publishes lists of individuals and companies, known as “Specially Designated Nationals,” or SDNs. Assets of SDNs are blocked, and U.S. companies are generally prohibited from dealing with them. OFAC also administers a number of comprehensive sanctions and embargoes that target certain countries, governments and geographic regions. Under our U.S. Sanctions Compliance Policies and Procedures, we, and in certain instances our subsidiaries, might be prohibited from engaging in transactions involving any individual, entity, country, region or government that is subject to such sanctions. Additionally, our U.S. subsidiary, PrimeEx, operates under its own U.S. Sanctions Compliance Policies and Procedures, which governs its own sanctions compliance activities with its institutional clients and with other FRHC subsidiaries.

Protection of Customer Assets. Our business is subject to extensive oversight by regulators around the world relating to, among other things, the fair treatment of clients, safeguarding of client assets and our management of client funds.

Freedom EU is subject to the Markets in Financial Instruments Directive (“MiFID”) and/or related regulations and must, when holding funds belonging to clients, make adequate arrangements to safeguard the rights of clients and maintain their records and accounts in a way that ensures their accuracy. Freedom Global is subject to Astana International Financial Centre business rules and is required to have systems and controls in place to ensure the proper safeguarding of client assets which includes conducting proper due diligence of the third parties in which client assets will be held and confirming that the laws and regulations that govern such third parties are appropriate.

Foreign Account Tax Compliance Act. The 2010 Foreign Account Tax Compliance Act (“FATCA”) was enacted in the United States to target non-compliance by U.S. taxpayers using foreign accounts. FATCA requires foreign financial institutions, such as the Freedom Companies, to report to the United States Internal Revenue Service (“IRS”) information about financial accounts held by U.S. taxpayers, or by foreign entities in which U.S. taxpayers hold a substantial ownership interest.

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

Because of the lack of an agreement between the U.S. and Russia establishing mutually agreed-upon guidelines for data sharing, inconsistencies in the two legal regimes exist, which can place financial institutions in Russia, such as Freedom RU and Freedom Bank RU, in the position of having to decide whether to comply with Russian legislation or with FATCA. For example, under Russian legislation, a financial institution may share foreign taxpayer data only with the consent of the foreign taxpayer, and even when consent is given, Russian regulators may, in certain circumstances, prohibit disclosure. There is no exemption for foreign financial institutions from the FATCA disclosure requirements. Similarly, FATCA generally requires foreign financial institutions to withhold 30% of designated payments. However, the Russian legislation does not grant financial institutions the authority to act as a withholding agent for a foreign tax authority. The Russian legislation does allow financial institutions to decline to provide services to foreign taxpayers.

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

MONETARY POLICY

Our earnings are and will be affected by domestic economic conditions and the monetary and fiscal policies of the governments of Kazakhstan, Kyrgyzstan, Russia, Uzbekistan, Ukraine, Azerbaijan, Cyprus and the United States. The monetary policies of these countries may have a significant effect upon our operating results. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers as of June 14, 2021:

Name	Age	Position
Timur Turlov	33	Chief Executive Officer and Chairman of the Board
Askar Tashtitov	42	President
Evgeniy Ler	38	Chief Financial Officer

Timur Turlov – Mr. Turlov has served as the chief executive officer and chairman of the board since November 2015. He graduated from Russia State Technic University (named after Tsiolkovsky) in 2009 with a Bachelor of Science degree in economics and management. Mr. Turlov holds a management certificate in stock exchange operations and securities broker and dealer management granted by the Russian National Securities Market Association and has more than 10 years of experience in various areas in the international securities industry. From July 2013 to July 2017, he served as the Advisor to the Chairman of the Board of Freedom KZ. In that capacity, he was primarily responsible for strategic management, public and investor relations events, investment strategy, sales strategy, and government relations. In July 2017, Mr. Turlov became Chairman of the Board of Directors of Freedom KZ.  As the General Director, he is responsible for establishing Freedom RU’s strategic goals, including acquisition and retention of large clients, sales strategy and company development. From May 2012 through January 2013, he served as the Chairman of the Board of Directors of JSC Nomad Finance where he oversaw business set up and acquisition of large clients. From July 2010 through August 2011, he was employed as the Vice Director of the International Sales Department of Nettrader LLC. In this capacity, his major responsibilities included consulting to set up access to foreign markets, trading, back office, and internal accounting functions. Mr. Turlov was appointed as Chairman of the Board of Directors of Freedom Bank KZ in December 2020, and in that role he participates in determining the priority areas of the Freedom Bank KZ's business activities and development strategy. He has served as a member of the Supervisory Board of LLP AK Niet Group since April 2020.

Askar Tashtitov - Mr. Tashtitov has served as president of the Company since June 2018 and leads our investment banking activities.  He has served as a director of the Company since May 2008 and was employed with BMB Munai, Inc., the predecessor of the Company, from 2004 through 2015, serving as the president from May 2006 to November 2015. From 2011 to 2015 Mr. Tashtitov was engaged in private equity projects. From 2002 to 2004 Mr. Tashtitov was a management consultant with PA Government Services Inc. Mr. Tashtitov earned a Bachelor of Arts degree from Yale University in economics and history in 2002.

Evgeniy Ler - Mr. Ler has served as the chief financial officer of the Company since November 2015. Prior to that time, he served as chief financial officer of BMB Munai, Inc., the predecessor of the Company from April 2009 to November 2015. BMB Munai, Inc. was a public company listed on the American Stock Exchange (AMEX). Mr. Ler joined BMB Munai in 2006 and served in several capacities including finance manager and reporting manager before being appointed chief financial officer. During 2013 and 2014 Mr. Ler was engaged in private equity projects. From 2003 to 2006 Mr. Ler was an auditor at Deloitte Kazakhstan. In 2003, Mr. Ler was awarded a Bachelor’s degree in financial management from the Kazakh-American University located in Almaty, Kazakhstan.

There are no arrangements or understandings between any of our executive officers and any other person pursuant to which such individual was selected as an executive officer.

AVAILABLE INFORMATION

Our investor relations website is located at https://ir.freedomholdingcorp.com. We intend to use our investor relations website as a means for disclosing material non-public information and for complying with SEC Regulation FD and our other disclosure obligations. In addition to our investor relations website, our subsidiaries maintain corporate websites and we may use social media to communicate with the public. It is possible that information we post on social media could be deemed to be material to investors. We are subject to the reporting requirements of the Exchange Act. Reports filed with or furnished to the SEC pursuant to the Exchange Act, including annual and quarterly reports, are available free of charge, through our website. We make them available on our website as soon as reasonably possible after we file them with the SEC. The reports we file with or furnish to the SEC are also available on the SEC’s website (www.sec.gov). Our corporate governance policies, code of ethics and Board committee charters are also posted on our investor relations website. The content of our website, the websites of our subsidiaries, and the information we communicate through social media is not intended to be incorporated by reference into this annual report or in any other report or document that we file.

Item 1A. Risk Factors

The risks and uncertainties described in the risk factors below are those that we currently consider material, and the statements contained elsewhere in this annual report, including our financial statements, should be read together with these risk factors. The occurrence of any of, or a combination of, the following risks or uncertainties, or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial position, results of operations, liquidity, cash flows, or reputation.

Summary of Risk Factors

The following is a summary of some of the principal risks that could affect our businesses and should be read with the more complete discussion of risks and uncertainties set forth below it.

Risks Related to the U.S. and International Securities Brokerage and Banking Industry:

•	We operate in highly regulated industries.
•	As a U.S. public company listed on Nasdaq we are subject to resource intensive obligations.
•	We are subject to risks related to anti-corruption laws in effect in the United States and the non-U.S. jurisdictions where we conduct business.
•	Non-compliance with U.S., EU or other sanctions programs or an expansion of these programs could adversely impact our business.
•	The countries in which we operate have changing regulatory regimes, regulatory policies, and interpretations.
•	We are subject to risks of litigation, administrative and regulatory action arising from our operating activities.

Risks Related to Our Securities and Banking Business Activities:

•	Failure to meet capital adequacy and liquidity guidelines could affect the financial condition and operations of our subsidiaries.
•	We may suffer significant losses from credit exposures.
•	Our investments can expose us to a significant risk of capital loss.
•	We may need to raise additional capital, and we cannot be sure that additional financing will be available or available on attractive terms.
•	We are dependent upon our relationships with U.S. securities broker-dealer and clearing firms to receive and transmit funds internationally.
•	We derive a majority of our commission revenue from a related party brokerage firm and regional regulatory changes might create conflict of interest, direct competition, and reduced commission revenue from that brokerage.
•	We may suffer significant loss from changes in the KASE’s requirements related to the discount coefficients on the securities in securities repurchase transactions.

Geographic, Currency and Political Risks:

•	We face risks relating to doing business in some Eurasian markets and consumer financial services sectors within those markets.
•	The Russian political regime poses special challenges which could impact adversely our major business commitments and activities in country.
•	We are exposed to foreign currency fluctuation risks.
•	We face interest rate change risks.
•	Deterioration of Russia’s relations with other countries could negatively affect the economies of Russia and the neighboring countries in which our subsidiaries operate.

Taxation Risks Related to our International Operations:

•	Global anti-offshore measures could adversely impact our business.
•	Frequent changes in the Russian tax system could affect our business in and the value of our investments in Russia.
•	Russian and Cypriot transfer pricing legislation may require pricing adjustments and impose additional tax liabilities.
•	Russian anti-offshore measures expose us to tax liability risks.
•	Uncertainties and ongoing changes in Kazakhstan’s tax regime may have an adverse impact on our business.

Risks Related to Our Corporate Structure and Internal Operations:

•	We are a diversified holding company with few operations of our own and are reliant on the operations of our subsidiaries to fund holding company operations.
•	As a “controlled company” under Nasdaq rules we are exempt from certain corporate governance requirements that may adversely affect our stock price.
•	Timur Turlov has control over key decision making.
•	We are dependent on our executive management team, particularly Timur Turlov, and our ability to hire and retain skilled personnel.
•	We anticipate that acquisitions will continue to play a key role in our growth strategy, but we may be unable to identify, acquire, close or integrate acquisition targets successfully.

Risks Related to Information Technology and Cyber Security:

•	Our broker-dealer, financial services, and banking operations are highly dependent on the continued and proper functioning of our information technology systems and particularly “Tradernet”, our proprietary electronic trading platform.
•	Our electronic trading platform “Tradernet” is subject to competition risks.
•	We interact with large volumes of sensitive data that exposes us to IT breach and other data security risks and liabilities.
•	The infrastructure on which our IT systems depend, and particularly those in the emerging markets of our subsidiaries, are subject to events that could interrupt our ability operate.
•	Failure of third-party systems and operations on which we rely could adversely affect our business.

Risks Related to Ownership of Our Securities:

•	The price of our common stock has fluctuated historically and may be volatile.
•	Future offerings of securities which would rank senior to our common stock may adversely affect the market price of our common stock.
•	We do not intend to pay dividends on our common stock for the foreseeable future and, consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

General Business Risks:

•	Our business is affected by general business and economic conditions and securities market performance, and those in the particular countries in which we operate.
•	Unforeseen or catastrophic events, including pandemics, terrorist attacks, extreme weather events or other natural disasters or political discord could negatively impact our business.

Risks Related to the COVID-19 Pandemic:

•	The outbreak of the COVID-19 pandemic has impacted and will likely continue to impact the global economy, global financial markets and our business financial condition and results of operations.

Credit Related Risks:

•	Our businesses have been and may in the future be adversely affected by disruptions or lack of liquidity in the credit markets, including reduced access to credit and higher costs of obtaining credit.
•	Reductions in our credit ratings or an increase in our credit spreads may adversely affect our liquidity and cost of funding.

Risks Related to the U.S. and International Securities Brokerage and Banking Industries

We operate in highly regulated industries.

The business of the Company and its subsidiaries is subject to extensive government regulation and oversight in multiple jurisdictions. This includes but is not limited to laws, regulations and rules or other obligations concerning:

•	securities brokerage	•	securities trading
•	investment banking	•	commercial banking
•	credit	•	deposit taking
•	margin lending	•	foreign currency exchange
•	privacy	•	cross-border and domestic money transmission
•	cyber security	•	data governance
•	fraud detection	•	data protection
•	antitrust and competition	•	banking secrecy
•	consumer protection	•	payment services (including payment
•	anti-money laundering		processing and settlement services)
•	counter-terrorist financing	•	economic and trade sanctions

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

A failure or perceived failure to comply with applicable laws, rules, regulations, or orders of any cognizant government authority may subject the Company or its subsidiaries to investigation, which may involve extensive legal-related costs. A finding of noncompliance could result in criminal or civil enforcement in one or more jurisdictions leading to significant fines or penalties, including forfeiture of assets; result in additional compliance and licensure requirements; result in loss of existing licenses or prevent or delay obtaining additional licenses that may be required for our business; increase regulatory scrutiny; restrict our operations or require that we change certain business practices, make product or operational changes; increase expenses; and delay planned transactions, product launches or improvements. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brands and business, and adversely affect our results of operations and financial condition. The Company and its subsidiaries have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but notwithstanding these measures it is possible that our employees, contractors, and agents could nevertheless breach such laws and regulations.

As a U.S. public company listed on Nasdaq, we are subject to resource intensive obligations.

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

We are subject to risks related to anti-corruption laws in effect in the United States and the non-U.S. jurisdictions where we conduct business.

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

The Company operates through subsidiaries in Russia, Kazakhstan, Ukraine, Kyrgyzstan, Uzbekistan, Azerbaijan, the United States, Germany and Cyprus. Enforcement officials generally interpret anti-corruption laws’ prohibitions to include improper payments to government officials like those of the Central Bank of the Russian Federation, the Agency for Regulation and Development of the Financial Market of the Republic of Kazakhstan, the Center for Coordination and Development of Securities Market of the Republic of Uzbekistan, the National Commission for securities markets of Ukraine and the Cyprus Securities and Exchange Commission, the principal regulatory bodies that would control and monitor our operations in certain of these countries. Our internal policies and those of our subsidiaries provide for training and compliance with all applicable anti-corruption laws and regulations. Despite our training and compliance programs, it is possible that our employees, agents or independent contractors may cause the Company or a subsidiary to violate applicable laws. In the event that we believe or have reason to believe that our employees, agents or independent contractors have or may have caused the Company or a subsidiary to violate applicable anti-corruption laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be costly and require significant time and attention from senior management. Non-compliance with these laws may result in criminal or civil penalties, which could disrupt our business and result in a material adverse effect on our financial condition, the result of operations and cash flows, and reputational damage.

Non-compliance with U.S., EU or other sanctions programs or an expansion of these programs could adversely impact our business.

The U.S. and European Union and other jurisdictions have imposed economic sanctions on certain countries and persons. The Company is committed to compliance with applicable economic sanctions.

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

The Company, which is a U.S. domiciled holding company with limited operations of its own, is obliged to comply with Ukraine/Russia-related Sanctions, but those sanctions do not apply to the fully independent activities of its non-U.S. subsidiaries where there is no U.S. nexus. If, however, the Company were to be determined to have facilitated activities of its subsidiaries that are prohibited under Ukraine/Russia-related Sanctions the Company could be subject to civil or criminal penalties under OFAC regulations.

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

Finally, should there be a large scale expansion of U.S. sanctions on Russia, private sector financial institutions in Russia or Russian’s banking system it could negatively affect the Company’s Russian subsidiaries by limiting or prohibiting their access to the U.S. financial system or financial markets. Such large scale expansion may also negatively affect the Russian economy and investment climate, and lead to deterioration of the Russian financial markets. The impact of any such expansion would depend on the nature of such sanctions.

The countries in which we operate have changing regulatory regimes, regulatory policies, and interpretations.

The countries in which we operate have differing, and sometimes conflicting, regulatory regimes governing the delivery of financial services in each country, the transfer of funds to and from such countries, and other aspects of the broker-dealer, finance, investment and banking industries. These provisions were promulgated during changing political circumstances, are continuing to change, and may be relatively untested, particularly insofar as they apply to foreign investments by residents of various countries. Therefore, there may exist little or no administrative or enforcement history or established practice that can aid us in evaluating how the regulatory regimes may impact our operations or our clients. It is possible that governmental policies will change or that new laws and regulations, administrative practices or policies, or interpretations of existing laws and regulations including those governing capital, liquidity, leverage, long-term debt, margin requirements, restrictions on leveraged lending or other business practices, reporting requirements and tax burdens will materially and adversely affect our activities in one or more of the countries where we operate. Further, since the history and practice of industry regulation is limited, our activities may be particularly vulnerable to the decisions and positions of individuals, who may change, be subject to external pressures, or administer policies inconsistently. Internal bureaucratic politics may have unpredictable and negative consequences. If we fail to develop and maintain good working relationships with local regulators, or a local regulator determines that we have violated local laws in a particular market we could realize significant and negative impacts on our businesses in that market and to our reputation generally.

Our revenue and profitability could be affected by changes to rules and regulations that impact the business and financial communities generally, including changes to the laws governing foreign ownership, electronic commerce, client privacy and security of client data. In addition, changes to laws, rules and regulations or changes in the enforcement of existing laws, rules or regulations, could:

•	limit the lines of business we conduct	•	compel us to terminate certain lines of
•	result in material cost increases		business in affected jurisdictions
	including our cost of capital	•	otherwise adversely affect our ability to
•	require us to modify existing business		compete effectively with other
	practices		institutions that are not similarly
•	force us to relocate operations or		impacted
	personnel	•	require us to invest significant
•	make it uneconomic for us to provide		management attention and resources to
	certain services in particular countries		evaluate and make necessary changes
•	influence how we manage our capital		to our compliance, risk management,
	and liquidity		treasury and operations functions

Changes in regulations impacting broker-dealers, banks, or market participants, including taxes on stock transfers and other financial transactions, could reduce market transactions and impact our business.

Changes to laws or regulations, such as tax laws, could also have a disproportionate impact on our business or profitability, based on the way those laws or regulations are applied to us due to our corporate structure. For example, the current U.S. presidential administration has proposed tax policy ideas that if enacted would, among other things, increase the corporate tax rate and the U.S. tax rate on Global Intangible Low Taxed Income (GILTI). Because of certain tax advantages we realize in certain jurisdiction where we operate, the proposed changes in the GILTI tax rate by the current administration, which has not yet been adopted and may change significantly before being implemented, if at all, could result in significantly higher tax burdens on the Company in the U.S., which could offset some of the favorable tax advantages we realize in some of the jurisdictions where we conduct business.

We are subject to risks of litigation, administrative and regulatory action arising from our operating activities.

We operate in highly regulated industries and are exposed to significant legal risks. We may be subject to legal claims from our customers and counterparties, as well as regulatory actions brought against us by the regulators and self-regulatory agencies that oversee and regulate the industries in which we operate. From time to time, we have been, and in the future may be subject to investigations, regulatory proceedings, fines and penalties brought by regulators. We may be subject to employment-related claims and disputes with taxing authorities and other claims. We are also subject to laws and regulations governing anti-corruption, anti-bribery, and economic and trade sanctions. Violation of these or similar laws and regulations could result in significant monetary penalties and restrictions on our activities. We could experience negative publicity and reputational damage as a result of future lawsuits, claims or regulatory actions, in addition to potential significant costs incurred to defend ourselves or settling claims, fines, penalties and judgments. This could have a material adverse impact on our business, financial condition and results of operations.

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

We have exposure to credit risk associated with our proprietary investments. Our investments are subject to price fluctuations as a result of changes in the financial markets’ assessment of credit quality. Loss in securities value can negatively affect our financial performance and earnings if our management determines that such securities are other-than-temporarily-impaired (OTTI). The evaluation of whether OTTI exists is a matter of judgment, which includes the assessment of several factors. If our management determines that a security is OTTI, the cost basis of the security may be adjusted, and a corresponding loss may be recognized in current earnings. Deterioration in the value of securities held in our proprietary portfolio could result in the recognition of future impairment charges. Even if a security is not considered OTTI, if we were forced to sell the security sooner than intended, we may have to recognize an unrealized loss at that time.

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

We use a significant portion of our capital to engage in a variety of investment activities for our own account, as well as in our exchange-based market making activities. We have relied on leveraging to increase the size of our proprietary portfolio. As a result, we may face risks of illiquidity, loss of principal and revaluation of assets. The companies in which we invest may concentrate on markets which are or may be disproportionately impacted by pressures in the sectors on which they focus, and their existing business operations or investment strategies may not perform as projected. As a result, we may suffer losses from our investment activities.

Our proprietary portfolio is leveraged and concentrated in the sovereign debt instruments of a few non-U.S. countries and debt and equities of a number of companies. A consequence of this investment strategy is that our investment returns could be materially and adversely affected if these investments do not perform as anticipated or if the market performs differently than we forecast. Moreover, because we rely on leverage in our portfolio, when an investment does not perform within the time horizon we project, we face significant risk of either having to close the position at a time when the market price or liquidity might be unfavorable, or extending financing arrangements beyond the time frame initially anticipated, which can result in paying higher financing costs than projected. If a significant investment such as this fails to perform as anticipated our return on investment, business, liquidity, cash flow, financial condition and results of operations could be materially negatively affected, and the magnitude of the loss could be significant.

Substantially all of our investing and market-making positions are marked-to-market on a daily basis and declines in asset values directly and immediately impact our earnings. Although we may take measures to manage market risk, such as employing position limits, hedging and using quantitative risk measures, we may incur significant losses from our trading activities due to leverage, market fluctuations, currency fluctuations and volatility. To the extent that we own assets, i.e., have long positions, a downturn in the value of those assets or markets could result in losses. Conversely, to the extent we have sold assets we do not own, i.e., have short positions, an upturn in those markets could expose us to potentially large losses as we attempt to cover our short positions by acquiring assets in a rising market. We cannot give assurance that our investing and market-making strategies will be effective in all situations or that those activities will always be profitable. For example, an increase in interest rates, a general decline in debt or equity markets, an inability to properly and cost effectively hedge, economic slowdowns, delays in timing of anticipated events, an inability to identify and engage suitable counterparties, or other market conditions adverse to companies or investments of the type in which we invest or for which we make markets, or other world events, such as wars, natural disasters or the outbreak of a pandemic like COVID-19, could result in a decline in the value of our investments.

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

Significant reliance on a related party brokerage firm poses risks associated with a concentrated source of revenue and evolving market regulations might increase risks for conflicts of interest, direct competition, and reduce commission revenue from that brokerage.

Since November 2015 Timur Turlov has been our controlling shareholder and served as a member of the Company’s board of directors and its CEO. In July of 2014 he created and has remained the sole owner of FFIN Brokerage Services, Inc., a corporation registered in and licensed as a broker dealer in Belize (“FFIN Brokerage”). Many of our clients are also clients of FFIN Brokerage. In Eurasia, as a foreign broker dealer, FFIN Brokerage has been able to provide easier access to the U.S. securities markets, which conduct business in U.S. dollars, to investors in Russia and Kazakhstan, due to local regulations that imposed restrictions on foreign currency accounts, required mandatory securities custody in-country, and limited access to foreign securities, unless listed on local exchanges. Over the past few years, the securities markets in Russia and Kazakhstan have developed substantially and many of the barriers to open access to foreign securities and foreign stock markets have been reduced or eliminated. However, since 2015 our subsidiaries have conducted substantial business with FFIN Brokerage and as disclosed in Note 23 to our consolidated financial statements, we continue to realize a substantial majority of our annual commission revenue from transactions conducted with FFIN Brokerage. We anticipate that the maturing of foreign securities markets might reduce the competitive advantage of FFIN Brokerage to clients in Russia and Kazakhstan, resulting in slower or negative growth to FFIN Brokerage. We do not know how this might change that firm’s strategy or impact us. Additionally, FFIN Brokerage is a securities dealer and has direct client relationships with some of our subsidiaries. This aspect of our relationship has provided our subsidiaries substantial liquidity pools and has enhanced our ability to act as a prominent market maker on local securities exchanges. Significant changes to FFIN Brokerage or our relationship with that firm and its clients might result in increased direct competition or create conflicts of interests that might not be resolved in our favor, as well as adversely affect our business strategy and the revenue we currently derive from executing it.

We may suffer significant loss from changes in the KASE’s requirements related to the discount coefficients on the securities in securities repurchase transactions.

As part of our investment activities, we raise funds through repurchase transactions on the KASE. Depending on the reliability of the instrument used to secure the repurchase transaction, the KASE has established the size of the discount for securities. The discount is a decreasing coefficient that sets the maximum borrowing amount for repurchase transactions in relation to each individual instrument. In the event of unexpected changes in the terms of the discount, we may incur financial losses associated with the need to sell securities to cover liquidity at a cost disadvantageous to us, or due to the need to borrow necessary funds at higher rates.

Geographic, Currency and Political Risks

We face risks relating to doing business in some Eurasian markets and consumer financial services sectors within those markets.

Operating in the consumer financial services sectors in emerging Eurasian markets exposes us to certain risks that are different from those in the U.S. and more developed markets, including:

•	difficulties in enforcing legal rights	•	corruption in certain countries
•	economic volatility and sustained economic downturns	•	restrictive changes in securities brokerage, financial services and banking laws
•	differing and sometimes conflicting	•	unpredictable, uncertain and potentially adverse
	legal and regulatory regimes		changes to tax regimes
•	difficulties in developing, staffing, and	•	risks related to government regulation and
	simultaneously managing a number of		uncertain protection and enforcement of our
	foreign operations		intellectual property rights
•	uncertain and changing judicial and regulatory environments and requirements	•	currency exchange rate fluctuations and currency exchange controls
•	procuring adequate insurance	•	political or social unrest, including international conflicts

The Russian political regime poses special challenges which could impact adversely our major business commitments and activities in country.

Notable risks related to operating in Russia, include:

•	conflict between Russia and Ukraine that	•	regulatory authorities could determine that we
	could lead to further sanctions affecting		hold a dominant position in our markets, and
	our business		could impose limitations on our operational
•	applicable to our operations		flexibility
	the implementation of government	•	laws restricting foreign investment
	policies targeted at specific individuals or	•	know-your-client requirements established by
	companies with which we do business		Russian anti-money laundering legislation may
•	mandatory U.S. and EU sanctions		adversely impact our transaction volumes
screening may be inhibited by Russian
data privacy laws and constraints

We are exposed to foreign currency fluctuation risks.

Because our business is conducted outside the U.S., we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and can have a material impact on our financial statements. Our functional currency is the U.S. dollar. The functional currencies of our subsidiaries include the Russian ruble, European euro, Ukrainian hryvnia, Uzbekistani som, Kazakhstani tenge, Kyrgyzstani som and the Azerbaijani manat. For financial reporting purposes, those currencies are translated into U.S. dollars as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. As the value of the functional currencies of our subsidiaries weakens against the U.S. dollar, we may realize losses arising as a result of translating such foreign currencies to U.S. dollars. Conversely, as the value of the U.S. dollar weakens against the functional currencies of our subsidiaries, we may realize gains arising as a result of currency translation.

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

We face interest rate change risks.

Fluctuations in interest rates can impact our earnings. Declines in interest rates can have a detrimental effect on the interest we earn. While we believe we are positioned to benefit from rising interest rates, a rise in interest rates could negatively impact us if market conditions or the competitive environment induces us to raise our interest rates or replace deposits with higher cost funding sources without offsetting increases in yields on interest-earning assets.

Deterioration of Russia’s relations with other countries could negatively affect the economies of Russia and the neighboring countries in which our subsidiaries operate.

Over the past several years, Russia has been involved in economic and military conflicts that have on several occasions resulted in the deterioration of Russia’s relations with other members of the international community, including the United States, Ukraine and various countries in Europe. These jurisdictions are home to important financial markets, financial institutions and companies that are significant investors in Russia whose investment strategies and decisions may be affected by such conflicts and by worsening relations with Russia.

Further, events in Ukraine, Crimea and Syria have prompted condemnation by members of the international community and have been strongly opposed by the European Union and the United States, with a resulting material negative impact on the relationship between the United States and Russia. The Ukraine crisis, which began in 2013, remains unresolved, and has brought additional tensions between Russia and the United States. Other recent points of tension between Russia and Western governments have included: the Russian role in the Syrian crisis and its military support for the government of Syria; the alleged involvement of the Russian government in the cyber-attacks aimed at disrupting the election process in the U.S.; the alleged involvement of the Russian intelligence service in an attempted poisoning of a Russian citizen in the UK; the incident involving Ukrainian vessels near the Kerch Strait in November 2018; and, most recently, the incarceration of a prominent Russian public figure Alexey Navalny. These events have contributed to the escalation of geopolitical tensions, and have initiated responses from Ukraine, the European Union, and the United States in the form of economic sanctions on certain Russian government officials, private individuals and Russian companies.

The emergence of new or escalated tensions between Russia and the United States, Ukraine or European countries could negatively affect the economies of Russia, Ukraine and other countries in which we operate. This, in turn, may result in a general lack of confidence among international investors in the region’s economic and political stability and in Russian regional investments generally. Such lack of confidence may result in reduced liquidity, trading volatility and significant declines in the price of listed securities of companies with operations in the region, and in our inability to attract, retain or grow our customer base and their investments related to our broker-dealer and banking operations in these countries, which would, in turn, could negatively affect our business growth, financial position, results of operations or cash flows.

Taxation Risks Related to our International Operations

Global anti-offshore measures could adversely impact our business.

In 2013 the Organization for Economic Co-operation and Development (“OECD”) and G20 countries accepted that existing international tax rules create opportunities for base erosion and profit shifting, because these rules have been designed more than a century ago. Pursuing solutions for this problem, OECD and G20 countries adopted a 15-point Action Plan to Base Erosion and Profit Shifting (“BEPS”). The BEPS package of measures represents the substantial renovation of the international tax rules. In light of the new measures, it is expected that profits will be reported where the economic activities that generate them are carried out and where value is created.

The Convention on Mutual Administrative Assistance in Tax Matters developed by the Council of Europe and the OECD in 1988 and amended by Protocol in 2010 is now signed by 141 jurisdictions (the Russian Federation, Cyprus, Kazakhstan are among the signatories). This Convention, requires competent authorities of jurisdictions-signatories to participate in the automatic exchange of information that is foreseeably relevant for the administration or enforcement of their domestic laws concerning the taxes. In addition the Convention requires competent authorities of jurisdictions-signatories to participate in the exchange of information on request and, by virtue of Article 7, stipulates that such competent authorities should participate in spontaneous exchange of information. In 2016 the Russian Federation (in 2018 Kazakhstan) joined the Standard for Automatic Exchange of Financial Account Information (Common Reporting Standard, the “CRS”). CRS calls on jurisdictions to obtain information from their financial institutions and automatically exchange that information with other jurisdictions on an annual basis. The Russian Federation also adopted country-by-country reporting (“CbCR”) requirements which assume automatic exchange of county-by-country reports.

The above developments in terms of global information exchange could complicate tax planning as well as related business decisions and could possibly expose us to significant fines and penalties and to enforcement measures, despite our best efforts at compliance, and could result in a greater than expected tax burden.

On November 24, 2016, the OECD published the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent BEPS (“MLI”) which introduces new provisions to existing double tax treaties limiting the use of tax benefits provided thereby. As a minimum standard MLI implements principle purposes test, under which treaty benefits are disallowed if one of the principle purposes of the transaction or the structure was to obtain a tax benefit.

On May 1, 2019 the MLI was ratified by the Russian Federation. Cyprus ratified the MLI on January 22, 2020 while Kazakhstan ratified MLI on February 20, 2020. Application of MLI could potentially limit tax benefits granted by double tax treaties of Russian Federation, Cyprus and Kazakhstan.

The implementation of global instruments means the application of such instruments by competent authorities on mutually agreed grounds, however, there might be a risk that competent authorities of jurisdictions where our subsidiaries operate would apply newly introduced global transparency instruments inconsistently, which would lead to the imposition of additional taxes on us.

Frequent changes in the Russian tax system could adversely affect our business and the value of investments in Russia.

We are subject to a broad range of taxes and other compulsory payments imposed at federal, regional and local levels, including, but not limited to, profits tax, VAT and social contributions. Tax laws, namely the Russian Tax Code, have been in force for a short period relative to tax laws in more developed market economies, and the implementation of these tax laws is still unclear or inconsistent. The Russian tax laws and regulations are subject to frequent changes, varying and contradicting interpretations and inconsistent and selective enforcement. Although the quality of Russian tax legislation has generally improved since the introduction of the first and second parts of the Russian Tax Code, there is a possibility that in the future Russia may impose arbitrary or burdensome taxes and penalties, which could adversely affect our business, financial condition and results of operations.

On November 27, 2017, the Federal Law No. 340-FZ introducing CbCR requirements was published. The mandatory filing requirements or CbCR apply to financial years starting in 2017 (except for the provisions regarding the national documentation). Thus, if we reach the reporting threshold established for the consolidated revenue of the group (over RUB 50 billion if parent company for CbCR purposes is regarded as Russian tax resident or over relevant threshold established in any other jurisdiction as applicable (e.g. EUR 750 million for Cyprus))) we may be liable to submit relevant CbCR. It is unclear at the moment how the above measures will be applied in practice by the tax authorities and courts.

Certain other changes were introduced to the Russian Tax Code over the recent years, namely changes to types of controlled transactions subject to transfer pricing rules, increase of the VAT rate to 20%, etc.

On September 8, 2020, the protocol on amendment of double tax treaty between Russia and Cyprus was signed. The amendments increased the withholding tax rate of the double tax treaty with respect to dividends and interest to 15% (with certain exceptions). The amendments were ratified in the end of 2020 and came into effect starting from January 1, 2021.

Further changes to the Russian tax regime, particularly those that would require us to make substantially larger tax payments or impede effective tax planning, could adversely affect our business, financial condition and results of operations.

Russian and Cypriot transfer pricing legislation may require pricing adjustments and impose additional tax liabilities.

Russian Transfer Pricing Legislation

The existing Russian transfer pricing rules became effective from January 1, 2012. Under these rules the Russian tax authorities are allowed to make transfer-pricing adjustments and impose additional tax liabilities in respect of certain types of transactions (“controlled” transactions). The list of the “controlled” transactions includes transactions with related parties (with several exceptions such as guarantees between Russian non-banking organizations and interest-free loans between Russian related parties) and certain types of cross border transactions.

The burden of proving market prices, as well as keeping specific documentation, lies with the taxpayers. In certain circumstances, the Russian tax authorities may apply the transfer pricing rules and methods in cases where the rules are formally not applicable, claiming additional tax charges calculated using the transfer rules but based on other tax concepts (e.g. anti-avoidance rules, lack of economic justification of expenses, etc.). It is therefore possible that Company subsidiaries established in Russia may become subject to transfer pricing tax audits by tax authorities in the foreseeable future. As a result, the Russian tax authorities may challenge the level of prices applied by the Company under the “controlled” transactions (including certain intercompany transactions) or challenge the methods used to prove prices applied by the Company, and as a result accrue additional tax liabilities. If additional taxes are assessed with respect to these matters, they could have a material adverse effect on our business, financial condition and results of operations.

Cypriot Transfer Pricing Legislation

The arm’s length principle in the Cyprus income tax law requires that all transactions between related parties should be carried out on an arm’s length basis, being at fair values and on normal commercial terms.

The amendment to the income tax law, effective as of January 1, 2015, extends the arm’s length principle by introducing the possibility of, in cases where two related Cyprus tax residents transact and the Cyprus tax authorities make an upward arm’s length adjustment to one of them, effecting a corresponding downwards adjustment to the other one.

On June 30, 2017, the Cyprus tax authorities issued a tax technical circular (Circular) providing guidance for the tax treatment of intra-group financing transactions (IGFTs). The Circular effective as from July 1, 2017 closely follows the application of the arm’s length principle of the OECD Transfer Pricing Guidelines and it applies for all relevant existing and future IGFTs. In this respect, the remuneration on all IGFTs should be supported by a transfer pricing study in order to be accepted by the Cyprus tax authorities.

IGFTs for the purposes of the Circular are defined as (i) any activity relating to granting of loans or cash advances to related companies that is or should be remunerated by interest; and (ii) such activity is financed by financial means and instruments, such as debentures, private loans, cash advances and bank loans.

The Circular requires that the transfer pricing study should be prepared by independent experts and will have to be based on the relevant OECD standards for the purposes of (i) describing (delineating) the IGFT by performing a comparability analysis based on the functional and risk profile of the company; and (ii) determining the applicable arm’s length remuneration by performing an economic analysis.

There are no specific transfer pricing rules or any transfer pricing documentation requirements in the Cyprus tax laws with respect to any other related party transactions. However, Cyprus is in the late stages of adopting transfer pricing rules, covering all types of transactions, that are applicable to Cyprus tax resident companies or Cyprus permanent establishments that meet the standards set in the OECD BEPS Action 13: Transfer Pricing Documentation and Country-by-Country Reporting. The Cyprus draft transfer pricing legislation is expected to be enacted within the coming months.

Russian anti-offshore measures expose us to tax liability risks.

The Russian Federation, like a number of other countries in the world, is actively involved in implementation of measures against tax evasion through the use of low tax jurisdictions as well as aggressive tax planning structures. Starting from January 1, 2015, the Federal Law No. 376-FZ, introducing the concept of “controlled foreign companies” (the “CFC Rules”), the concept of “corporate tax residency” and the concept of “beneficial ownership” into Russian tax legislation, came into force. Moreover, Russia has entered into several multilateral agreements for the exchange of information between the tax authorities of different countries.

Under the Russian CFC Rules, in certain circumstances, undistributed profits of foreign companies and non-corporate structures (e.g., trusts, funds or partnerships) domiciled in foreign jurisdictions, which are ultimately owned and/ or controlled by Russian tax residents (legal entities and individuals) will be subject to taxation in Russia. The Russian CFC Rules are being constantly developed. A number of amendments to the Russian CFC Rules were made within 2015-2020 years. In the meantime, certain provisions of the Russian CFC Rules are still ambiguous and may be subject to arbitrary interpretation by the Russian tax authorities.

Under the concept of “corporate tax residency” a foreign legal entity may be recognized as a Russian tax resident if: (i) its executive body(ies) operates in respect of such company in Russia on regular basis (however, the activity of executive body will not be viewed as regular if it is insignificant compared to the one in the other jurisdiction), or (ii) senior executive personnel of the company who are authorized to plan and control activities of the company and take responsibility over it basically carry out management of the company from Russia (i.e. make decisions or take any other measures in respect of operational activities of the company that are within the competence of the company’s executive body). When an entity is recognized as Russian tax resident it is obligated to register with the Russian tax authorities, calculate and pay Russian tax on its worldwide income and comply with other tax-related rules established for Russian entities. There is still an uncertainty as to how these criteria will be applied by the Russian tax authorities in practice.

Under the Russian Tax Code, a beneficial owner is defined as a person who by means of direct and/or indirect participation or control over other organizations or otherwise, has the right to own, use or dispose of income, or the person on whose behalf another person is authorized to use and/or dispose of such income. When determining the beneficial owner, the functions of a foreign person that is claiming the application of reduced tax rates under an applicable double tax treaty and the risks that such person takes should be analyzed. Starting from January 1, 2017, the Russian Tax Code requires a tax agent, i.e. the payer of income, in addition to a certificate of tax residency to obtain a confirmation from the recipient of the income that it is the beneficial owner of the income. To date, there is still no approved or recommended format of such confirmation letter and (or) the precise list of documents to be obtained from the recipient of income claiming the beneficial owner status.

We might be subject to additional tax liabilities because of these changes, which could have a material adverse effect on our business, financial condition and results of operations.

Uncertainties and ongoing changes in Kazakhstan’s tax regime may have an adverse impact on our business.

Kazakhstan’s tax regime is subject to ongoing changes, resulting in unknowns in the interpretation and application of its tax laws.

For example, the Kazakhstan government has taken steps to promote investment in its financial markets, including providing a preferential tax regime on the territory of the Astana International Financial Centre (AIFC) established by the AIFC Constitutional Law. Among other tax benefits, there is an exemption from corporate income tax of commission income earned by the AIFC-registered member from rendering defined financial services in the territory of the AIFC.  It is currently unclear whether an AIFC-registered member is eligible for the tax benefits if, for example, it renders services online through employees working outside the territory of AIFC. As a result of these uncertainties, the availability of the new tax exemptions to the Company is currently unclear. which could have an adverse impact on our business and financial condition.

More generally, Kazakhstan tax legislation is subject to frequent changes, varying and potentially contradicting interpretations and inconsistencies. There can be no assurance that the Kazakhstan tax legislation will not be changed in the future in a manner that makes our tax planning unpredictable. Further, the introduction of new taxes, amendments to current taxation rules, or new interpretations of existing tax law may have a substantial impact on the overall amount of our tax liabilities. There is no assurance that we would not be required to make substantially larger tax payments in the future, which may adversely affect our business, financial condition and results of operations.

Risks Related to Our Corporate Structure and Internal Operations

We are a diversified holding company with few operations of our own and are reliant on the operations of our subsidiaries to fund holding company operations.

Our operations are conducted primarily through our subsidiaries and our ability to generate cash to fund our operations and expenses, to pay dividends or to meet debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries through dividends or intercompany loans. Deterioration in the financial condition, earnings or cash flow of our subsidiaries for any reason, including the risks discussed herein as applicable or the occurrence of such events to any such subsidiary, could limit or impair their ability to pay such distributions. Additionally, to the extent our subsidiaries are restricted from making such distributions under applicable laws or regulations or under the terms of financing arrangements or are otherwise unable to provide funds to the extent of our needs, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

As a “controlled company” under Nasdaq rules, we qualify for exemptions from certain corporate governance requirements that may adversely affect our stock price.

Timur Turlov controls a majority of the voting power of our outstanding common stock. Accordingly, we qualify as a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power is held by one individual is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements that:

•	a majority of the board of directors consist of independent directors	•	each committee have a written charter addressing such committee’s purpose and
•	our audit committee, nominating and		responsibilities
	corporate governance committee and compensation committee be composed entirely of independent directors	•	an annual evaluation of the nominating and corporate governance committee and compensation committee be performed

We currently utilize an exemption to allow Mr. Turlov to sit on each of our nominating and corporate governance committee. The charters for each committee provide for annual performance evaluations. Currently we do have a majority of independent directors on the board of directors. Our status as a controlled company and resulting available exemptions from corporate governance standards could make our common stock less attractive to some investors or otherwise harm our stock price.

Timur Turlov has control over key decision making.

Timur Turlov, our chief executive officer and chairman of our board of directors, beneficially owns 71.3% of our outstanding common stock. Mr. Turlov currently has sole voting control of FRHC and can control the outcome of matters submitted to stockholders for approval, including the election of directors, stock splits, recapitalizations, and any merger, consolidation, or sale of all or substantially all of our assets. In addition, Mr. Turlov has the ability to control our management and affairs as a result of his position as our chief executive officer, chairman of our board of directors and his ability to control the election of our directors. As a board member and officer, Mr. Turlov owes fiduciary duties to our stockholders and must act in good faith and in a manner he reasonably believes to be in the best interest of our stockholders. As a stockholder, however, Mr. Turlov is entitled to vote his shares of common stock according to his personal interests, which may not always be in the interest of our stockholders generally. Mr. Turlov is prohibited from membership on our audit committee under the terms of the audit committee charter adopted by our board of directors.

We are dependent on our executive management team, particularly Timur Turlov, and our ability to hire and retain skilled personnel.

We depend on the efforts, skills, reputations and business contacts of our executive management team, in particular Timur Turlov, and the management teams of our subsidiaries. These individuals have made significant contributions to our success and we believe our success moving forward depends, to a significant extent, upon the experience of these individuals, whose continued service is not guaranteed. If certain individuals leave or are otherwise no longer available to us for any number of reasons, including because of the outbreak of a pandemic such as COVID-19, we may not be able to replace them with comparable capable personnel.

The pool of experienced and qualified employee candidates is limited in some of the geographical areas where we conduct business, and competition for skilled employees can be significant. We are dependent, in part, on our continued ability to hire, engage and retain skilled employees. Additionally, we rely upon experienced managerial, marketing and support personnel to effectively manage our business and to successfully promote our services. If we do not succeed in engaging and retaining skilled employees and other personnel, or if we experience a loss of such personnel, or if productivity significantly declines, we may be unable to meet our objectives and, as a result, our business, financial position, results of operations or cash flows could be materially and adversely affected.

We anticipate that acquisitions will continue to play a key role in our growth strategy, but we may be unable to identify, acquire, close or integrate acquisition targets successfully.

Acquisitions have been, and will likely continue to be, a significant component of our growth strategy; however, there can be no assurance that we will be able to continue to grow our business through acquisitions as we have done historically, that businesses acquired will perform in accordance with our expectations or that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove to be correct. We will continue to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to strengthen our industry position, expand our customer base or enhance our existing service offerings. There is no assurance that we will identify or successfully complete transactions with suitable acquisition candidates in the future, nor is there assurance that completed acquisitions will be successful. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

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

Risks Related to Information Technology and Cyber Security

Our broker-dealer, financial services, and banking operations are highly dependent on the continued and proper functioning of our information technology systems and particularly “Tradernet”, our proprietary electronic trading platform.

Our broker-dealer, financial services and banking businesses are highly dependent on processing, on a daily basis, a large number of communications and increasingly complex transactions across diverse markets, in various languages. These communications and transactions are accomplished primarily through electronic information technology systems (“IT”) that are comprised of a wide array of computer systems, software and underlying infrastructure that enable them to function. The financial, accounting, or other data processing systems we or the firms that clear transactions on behalf of our customers use may fail to operate properly, become disabled, or otherwise become unavailable, as a result of events that are wholly or partially beyond our control. These events may include a disruption of electrical, communications, internet or other infrastructure, or related services, or our inability to access or use one or more of our facilities, as a result of any number of occurrences, including the outbreak of a pandemic such as COVID-19.

The inability of these systems to accommodate an increasing volume of transactions could also constrain our ability to expand our business operations. If any of these systems do not operate properly or are disabled or otherwise unavailable, or if there are other shortcomings or failures in our internal processes, personnel, or systems related to the electronic communications and functionality our operations depend on, we could suffer impairment to our liquidity, financial loss, a disruption of business, liability to clients, regulatory intervention, or reputational damage.

Further, our “Tradernet” electronic trading platform is proprietary technology that plays a key role in both our customers’ use of our services and for other important aspects of our business. Errors, failures, delays, interruptions, disruptions, vulnerabilities, bugs, incompatibility, obsolescence, or similar issues with Tradernet, or the software or systems upon which Tradernet relies for its functionality, however caused, could result in business disruptions, financial loss, reputational damage, and other adverse impacts on our business.

Our electronic trading platform “Tradernet” is subject to competition risks.

Our “Tradernet” electronic trading platform is proprietary technology that has taken substantial resources and time to develop and requires continued development to compete with other trading platforms. Adoption or development of similar or superior platforms or technologies by our competitors may require that we devote substantial resources to the further development of Tradernet, or other software platforms, to remain competitive. The markets in which we provide services are characterized by rapidly changing technology, evolving industry standards and changing trading systems, practices and techniques. Although Tradernet has remained competitive in our markets in the past, we may not be able to keep up with these rapid changes in the future, develop new technology, realize a return on amounts invested in developing new technologies or remain competitive in the future.

We interact with large volumes of sensitive data that exposes us to IT breach and other data security risks and liabilities.

Our operations rely on the secure processing, storage, and transmission of confidential, personal, financial and other information in our computer systems and networks. Our computer systems, software, and networks may be vulnerable to unauthorized access, computer viruses, spyware or other malicious code, and other evolving cyber security threats. The occurrence of one or more of these events could: (a) jeopardize confidential and other information processed by, stored in, and transmitted through our computer systems and networks or the computer systems and networks of our customers or other third parties with whom we conduct business; or (b) otherwise cause interruptions or malfunctions in our operations or the operations of our customers or third parties with whom we conduct business. In addition, new and expanding data privacy laws and regulations are, or soon will be, in effect in many of the jurisdictions where we conduct business. These pose increasingly complex compliance challenges, which may increase compliance costs, and compliance failures could result in significant fines, penalties and liability.

We have previously encountered cyber security incidents which targeted our information systems, but which were contained by our response teams and generated negligible impacts. There is also a possibility that we are not currently aware of certain undisclosed vulnerabilities in our IT systems and other assets. Although our subsidiaries have implemented cyber security strategies for mitigating these risks, we cannot be sure that our network and information technology systems will not be subject to such issues, or, if they are, that we will be able to maintain the integrity of our customers’ and employees’ data or that malware or other technical or operational issues will not disrupt our network or systems and cause significant harm to our operations. If our services are affected by such attacks and malware and this degrades our services, our products and services may be perceived as being vulnerable to cyber risk and the integrity of our data protection systems may be questioned. As a result, users and customers may curtail or stop using our products and services, and we may incur reputational damage, litigation exposure, regulatory fines, penalties, reimbursement or other compensatory costs.

As a result of the COVID-19 pandemic the vast majority of our employees, including those who process our transactions are working remotely, which may further increase the risk of cyber security breaches. While we have implemented risk management and contingency plans and taken other precautions designed to address cyber security, there is no guarantee such measures will adequately protect our business, as remote working environments may be less secure and more susceptible to cyber security threats.

We do not maintain insurance policies to mitigate these risks because such insurance may not be available or may be more expensive than the perceived benefit. Further, any insurance that we may purchase to mitigate certain risks may not cover all losses.

The infrastructure on which our IT systems depend, and particularly those in the emerging markets of our subsidiaries, are subject to events that could interrupt our ability operate.

The infrastructure upon which our operations and IT systems depend, including electrical communications and internet, and transportation and other services, are vulnerable to damage or disruptions from events outside our control, including natural disasters, military conflicts, power, telecommunications and internet unavailability or outages, terrorist acts, riots, government shutdown orders, changes in government regulation, equipment or system failures or an inability to access or operate such equipment or systems, human error or intentional wrongdoings, cyber-attacks or any other types of information technology security threats. In addition, as we operate in emerging markets which may have an increased threat of terrorism, military conflict, social unrest or governmental interference with infrastructure, which could result in property damage, business interruption and damage to our brand or reputation. The local authorities may order our subsidiaries to temporarily shut down their entire network or part or all of our networks may be shut down due to actions relating to military conflicts or nationwide strike.

Because we have employees in a number of cities in Russia, Kazakhstan, Ukraine, Uzbekistan, Kyrgyzstan, Azerbaijan, Germany, the United States and Cyprus, all of whom need to work and communicate as an integrated team, the functionality of the infrastructure affects our ability to conduct business. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our customers may suffer. While we have contingency plans in place to address such issues, these plans may not always be deployed successfully or be sufficiently adequate to fully offset the impacts of such disruptions. We do not maintain insurance policies to mitigate these risks because such insurance may not be available or may be more expensive than the perceived benefit. Further, any insurance that we may purchase to mitigate certain risks may not cover all losses.

In addition, the computers and data centers that process trades and payments are located in the same locale. If a catastrophic event were to occur at that locale it may result in the permanent data loss. More generally, substantial property and equipment loss, and disruption in operations as well as any defects in our systems or those of third parties or other difficulties could expose us to liability and materially adversely impact our business, financial condition and results of operations in all of our operating segments. In addition, any outage or disruptive efforts could adversely impact our reputation and future prospects.

Failure of third-party systems and operations on which we rely could adversely affect our business.

We rely on certain third-party computer systems or third-party service providers, including clearing systems, exchange systems, banking systems, Internet service, co-location facilities, communications facilities and other facilities. Any interruption in these third-party services, or deterioration in their performance, could be disruptive to our business. If our arrangement with any third-party is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition and results of operations.

Our success also depends on the continued availability, development and maintenance of the internet infrastructure globally and particularly in the countries in which we operate. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable internet services. Any disruption in the network access provided by third parties or any failure by them to handle current or higher future volumes of use may significantly harm our business. We have experienced and expect to continue to experience interruptions and delays in service from time to time. Furthermore, we depend on hardware and software suppliers for prompt delivery, installation and service of servers and other equipment to deliver our services.

A recent law, which partly came in force in November 2019, introduced tighter regulation of traffic routing in the Russian internet. While it is not entirely clear yet how this regulation will be applied in practice, its implementation, among other things, may lead to a requirement that Russian internet traffic should be routed through Russian communication centers. This could reduce data transfer speed significantly and even result in interruptions and delays of the online services in the Russian internet.

Risks Related to Ownership of Our Securities

The price of our common stock has fluctuated historically and may be volatile.

The market price of our common stock may fluctuate significantly. Among the factors that could affect our stock price are:

•	industry or general market conditions	•	changes in customer preferences
•	country risk associated with the countries in which we conduct operations	•	changes in securities analysts’ estimates of our financial performance or lack of research coverage and reports by industry analysts
•	new regulatory pronouncements and changes in regulatory guidelines	•	lawsuits, enforcement actions and other claims by third parties or governmental authorities
•	actual or anticipated fluctuations in our quarterly operating results	•	domestic and international economic factors unrelated to our performance
•	changes in market valuations or earnings of similar companies	•	announcements by us of significant impairment charges
•	additions/departures of key personnel	•	investor perception of us and our industry
•	actions by large position stockholders, including future sales of our common stock	•	announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships
•	completions of significant asset acquisitions or dispositions	•	war, terrorist acts, civil unrest and epidemic disease
•	any future sales of our common stock or other securities	•	speculation in the press or investment community
•	misconduct or other improper actions of our employees

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

If, in the future, we issue debt or equity securities that rank senior to our common stock, it is possible that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in the Company.

We do not intend to pay dividends on our common stock for the foreseeable future and, consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

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

General Business Risks

Our business is affected by general business and economic conditions and securities market performance, and those in the particular countries in which we operate.

Demand for our products and services is affected by a number of general business and economic conditions. A decline in the Russian, Kazakhstani, Ukrainian, Cypriot, European or U.S. financial markets or general economies could materially and adversely affect our business, financial position, results of operations or cash flows. Our profit margins, as well as overall demand for our services, can be affected by a number of factors beyond our control, including economic recessions, changes in customer preferences, investor and consumer confidence, inflation, availability of credit, fluctuation in interest and currency exchange rates, changes in the fiscal or monetary policies of governments, a widespread pandemic, such as COVID-19, and political circumstances (including wars and terrorist acts) in the regions in which we operate.

We do not produce predictable earnings. We cannot foresee the duration of current conditions or the timing or strength of any future activities on economies generally, or the global markets. Weakness in the markets in which we operate could have a material adverse effect on our business, financial condition, results of operations or cash flows. More generally, because our business is correlated to the general economic outlook, a significant deterioration in that outlook or realization of certain events could have a significant negative impact on our businesses and overall results of operations.

Unforeseen or catastrophic events, including pandemics, terrorist attacks, extreme weather events or other natural disasters or political discord could negatively impact our business.

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic or other widespread health emergency (or concerns over the possibility of such an emergency), political discord, terrorist attacks, armed conflict, extreme weather events or other natural disasters, could create, and in the case of COVID-19 has created, and may continue to create, economic and financial disruptions, and could lead to operational difficulties (including quarantine, shelter in place and travel limitations) that could impair our ability to operate our business as it has normally operated.

Risks Related to the COVID-19 Pandemic

The outbreak of the COVID-19 pandemic has impacted and will likely continue to impact the global economy, global financial markets and our business financial condition and results of operations.

The COVID-19 pandemic has created financial disruption and impacted the economies of every country in which we operate. Health and safety measures implemented to address the spread of the pandemic have impacted our business, our operations and our employees. The extent to which the pandemic will impact our business, operational and financial performance, results of operations and liquidity in future periods will depend on the duration and severity of the pandemic in future periods, which is uncertain and cannot be reasonably estimated at this time.

We believe that as a result of interventions by governments and central banks in response to the initial market declines related to the COVID-19 pandemic interest in financial markets significantly increased in the Eurasian markets where we operate. Since then, we have experienced unprecedented growth in client accounts, trading volume, commission and fee income and net income. We cannot foresee at this time, how long this trend may continue. Nor can we predict whether a return to more normal pre-COVID-19 conditions will result in continued growth at current rates or a return to more traditional levels of client account growth, trading volume, commission and fee income and net income we realized prior to the outbreak of COVID-19.

Although financial markets have rebounded from the significant declines experienced during the early stages of the COVID-19 outbreak signs of underlying economic weakness persist, including elevated levels of market volatility, high unemployment, lack of consumer confidence, low interest rates, depressed levels of business activity in certain sectors, and increased cyber security, information security and operational risks resulting from expansion of remote work. The extent of the impact of COVID-19 on our business, operational and financial performance going forward will continue to depend on certain developments, including the duration and severity of COVID-19 going forward, measures implemented by governments to address further outbreaks of the pandemic, and the impact on our customers, employees, the financial markets, the global economy and the economies of the countries in which we operate, all of which remain uncertain at this time.

Credit Related Risks

Our businesses have been and may in the future be adversely affected by disruptions or lack of liquidity in the credit markets, including reduced access to credit and higher costs of obtaining credit.

Widening credit spreads, as well as significant declines in the availability of credit, have in the past adversely affected our ability to borrow on a secured and unsecured basis and may do so in the future. We fund ourselves on an unsecured basis by issuing long-term debt and commercial paper, by raising deposits at our bank subsidiaries, by issuing hybrid financial instruments and by obtaining loans or lines of credit from commercial or other banking entities. We seek to finance many of our assets on a secured basis. Any disruptions in the credit markets may make it harder and more expensive to obtain funding for our businesses. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which could reduce our profitability, particularly in our businesses that involve investing, lending and market making.

Our clients engaging in mergers, acquisitions and other types of strategic transactions often rely on access to the secured and unsecured credit markets to finance their transactions. A lack of available credit or an increased cost of credit can adversely affect the size, volume and timing of our clients’ merger and acquisition transactions, particularly large transactions, and adversely affect our financial advisory and underwriting businesses.

Our credit businesses have been and may in the future be negatively affected by a lack of liquidity in credit markets. A lack of liquidity reduces price transparency, increases price volatility and decreases transaction volumes and size, all of which can increase transaction risk or decrease the profitability of these businesses.

Reductions in our credit ratings or an increase in our credit spreads may adversely affect our liquidity and cost of funding.

Our cost of obtaining long-term unsecured funding is directly related to our credit spreads (the amount in excess of the interest rate of benchmark securities that we need to pay). Increases in our credit spreads can significantly increase our cost of this funding. Changes in credit spreads are continuous, market-driven, and subject at times to unpredictable and highly volatile movements. Our credit spreads are also influenced by market perceptions of our creditworthiness and movements in the costs to purchasers of credit default swaps referenced to our long-term debt. The market for credit default swaps has proven to be extremely volatile and at times has lacked a high degree of transparency or liquidity.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at “Esentai Tower BC, Floor 7, 77/7 Al Farabi Ave. Almaty, Kazakhstan 050040. We lease this space under an operating lease agreement.

We currently lease office space for 98 retail, executive, administrative and operational facilities in Eurasia, including in Kazakhstan, Russia, Ukraine, Uzbekistan, Cyprus, Germany, Kyrgyzstan and Azerbaijan. We also have one leased office location in New York. Our total aggregate leased square footage is approximately 280,000 square feet (26,012 square meters) for which we incur rent expense of approximately $550,000 per month. Our leases expire at various times through March 2031, subject to various renewal options. In connection with the acquisition of Freedom Bank KZ, we acquired nine buildings, consisting of approximately 102,600 square feet (9,531 square meters) of office space, which house administrative functions as well as retail banking locations of Freedom Bank KZ.

We consider our properties to be in good condition. While we believe our properties are adequate for our current needs, we have engaged in a number of business acquisitions in the past, and future acquisitions may require us to add additional space or dispose of existing space. For additional information regarding our office lease commitments see Note 26 to our consolidated financial statements.

Item 3.   Legal Proceedings

The financial services industry is highly regulated. In recent years, there has been an increasing incidence of litigation involving the brokerage industry, including client and shareholder class action suits that generally seek substantial damages, including in some cases punitive damages. Compliance and trading problems that are reported to federal, state and provincial regulators, exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies, and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic governmental and regulatory audits and inspections that might result in fines or other charges

From time to time, we or our subsidiaries may be named as defendants in various routine legal proceedings, claims, and regulatory inquiries arising out of the ordinary course of our business. Management believes that the results of these routine legal proceedings, claims, and regulatory matters will not have a material adverse effect on our financial condition, or on our operations and cash flows. However, we cannot estimate the legal fees and expenses to be incurred in connection with these routine matters and, therefore, are unable to determine whether these future legal fees and expenses will have a material impact on our operations and cash flows. It is our policy to expense legal and other fees as incurred.

Estate of Toleush Tolmakov Litigation

Freedom Holding Corp., and its subsidiary FFIN have been sued and have filed a counterclaim in the Third Judicial District Court of Salt Lake County, State of Utah. The Company was served with a summons and complaint on May 6, 2021. On May 20, 2021, the Company filed a motion to dismiss the complaint and filed a motion for interpleader and other motions. The parties to the lawsuit are Freedom Holding Corp. f/k/a BMB Munai, Inc., FFIN Securities, Inc., the Estate of Toleush Tolmakov, Assel Tolmakova, Murat Tolmakov, Kamil Tolmakov, Aslanbek Tolmakov, Fatima Tolmakova, Vasilya Bikmuhambetova, Dauren Tolmakov, Kamilla Tolmakova, Saida Tolmakova, Gulziya Ayapova, Zhiger Tolmakov, Ayanat Tolmakova, and Simage Limited. This proceeding relates to cash distributions arising from the 2011 sale of Emir Oil, LLP, then a subsidiary of BMB Munai, Inc. and shares of common stock of the Company (the “Assets”) belonging to the Toleush Tolmakov, who was a shareholder of the Company at the time he died in 2011, and Simage Limited, a now defunct British Virgin Islands corporation, in which Mr. Tolmakov may have had an interest and therefore the Assets belonging to Simage Limited may be part of Mr. Tolmakov’s estate (the “Estate”). Since the 2011 death of Mr. Tolmakov, his putative heirs have litigated various disputes in Kazakhstan’s courts related to which of the putative heirs actually are heirs, the proper distribution of the estate and other matters, but without a conclusive final order regarding the distribution of the Assets. Since 2011, the Company has received several inconsistent claims to the Assets. In addition, the legal status of the portion of the Assets belonging to Simage is unclear because as a defunct entity, Simage Limited is unable to act. The Company has held the Assets since Mr. Tolmakov’s death because it did not know to whom they should be distributed and no party has yet established legal right of ownership of the Assets. The Company does not dispute that the Assets are owed to the rightful heirs of Mr. Tolmakov and Simage Limited. As the Estate has not cooperated to facilitate the distribution of Assets to the Estate and one or more heirs have expressed a desire that the Assets not be paid into the Kazakhstani courts, the Company has held the distribution funds in a segregated account for a number of years. As part of the litigation, the Company is seeking a judicial determination regarding legal ownership of the Assets. In addition to the dispute regarding the Assets, the Estate claims that it is entitled to damages or interest in the amount of $2,988,211.74. The nature of the Estate’s claim is unclear, in that it has variously claimed that it is entitled to $2,988,211.74 as damages for an alleged breach of fiduciary duty claim and, in other filings that the $2,988,211.74 is pre-judgment interest, although no judgment has been entered. The Company intends to vigorously defend this matter as it denies all liability.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol “FRHC”. Our common stock also trades on the KASE under the symbol “US_FRHC” and on the SPBX under the symbol “FRHC”.

Holders

As of June 8, 2021, we had approximately 527 shareholders of record. The number of record holders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in street name (i.e., in the names of various securities brokers, dealers, and registered clearing houses or agencies or similar institutions).

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

Recent Sales of Unregistered Equity Securities

During fiscal 2021, we did not sell any unregistered shares of our equity securities.

Issuer Repurchases of Equity Securities

We did not repurchase any equity securities of the Company during fiscal 2021.

Item 6. Selected Financial Data

This information is not required to be provided by smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and the related notes thereto included in this annual report. This discussion contains certain forward-looking statements that involve risks, uncertainties, and other factors as described under the heading “Special Note about Forward-Looking Information” in this annual report. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the disclosure under the heading “Risk Factors” in Item 1A or Part I of this annual report.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during fiscal 2021 and fiscal 2020. All dollar amounts presented in this Management’s Discussion and Analysis are presented in thousands of U.S. dollars unless the context indicates otherwise.

Overview

We conduct full-service retail securities brokerage, complementary banking services, investment counseling, securities trading, investment banking and underwriting services in Eurasia through our subsidiary companies. We also own an agency only institutional brokerage at the NYSE. We are headquartered in Almaty, Kazakhstan, with supporting administrative offices in Russia, Cyprus and the United States. We have retail brokerage and financial services offices in Kazakhstan, Kyrgyzstan, Russia, Ukraine, Uzbekistan and Germany.

Our companies are professional participants of the KASE, AIX, MOEX, SPBX, UX, UZSE, UZCE and a member of the NYSE and NASDAQ. We also own minority equity interests in both the UX and SPBX. We operate a brokerage office in Cyprus that serves to provide our clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S. and European securities markets.

We provide a comprehensive array of financial services to our target retail audience of individuals, businesses and financial institutions seeking to diversify their investment portfolios to manage economic risk associated with political, regulatory, currency, banking, and national uncertainties. Our customers are provided online tools and retail locations to establish accounts and conduct securities trading on transaction-based pricing. We market to our customer demographic through a number of channels, including telemarketing, training seminars and investment conferences, print and online advertising using social media, mobile app and search engine optimization activities.

Significant Events

Acquisitions

Zerich

In July 2020 we completed the acquisition of Zerich. Zerich commenced business in 1995 and is one of the oldest securities brokerage firms in Russia, currently ranking as the 19th largest brokerage house in Russia in terms of clients. In December 2020 Zerich was merged into Freedom RU and its separate legal existence terminated. In connection with the merger, the assets and liabilities of Zerich were transferred to Freedom RU. The acquisition of Zerich has allowed us to enhance the securities brokerage services in Russia and to expand our client base.

Freedom Bank KZ

In December 2020 we completed the previously announced acquisition of Freedom Bank KZ (formerly known as JSC Kassa Nova Bank). Freedom Bank KZ, a Kazakhstani consumer bank, was established in 2009 and has ten branch offices across Kazakhstan. Historically, Freedom Bank KZ’s core business was secured and unsecured consumer lending to individuals and legal entities. As a condition to closing, Freedom Bank KZ sold all but a small portion of its loan portfolio for cash, as we did not anticipate engaging in significant consumer lending activities, consistent with our existing business model.

The acquisition and integration of Freedom Bank KZ products with those currently offered by Freedom KZ has and will allow us to expand and enhance our financial services offerings in Kazakhstan.

We expect integration of Freedom Bank KZ’s banking services and Freedom KZ’s securities brokerage services to continue over the next six to 12 months. As part of the integration, we have restructured management and the board of Freedom Bank KZ and reduced overlapping, redundant or unneeded roles at Freedom Bank KZ to create greater operating efficiencies.

PrimeEx

In December 2020 we completed the acquisition of PrimeEx. PrimeEx is a broker dealer registered with the SEC and a member of the NYSE where it acts as an agency only institutional brokerage at the NYSE. PrimeEx is also a member of NASDAQ, the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corp (“SIPC”). PrimeEx was founded in 1986 and is a qualified “Blue Line” NYSE brokerage firm. PrimeEx combines an experienced sales team, brokers and all the available technologies provided by the NYSE to a wide variety of clients on both the buy side and sell side. During fiscal 2021 Prime executed more than 13 billion shares of U.S. equities as agent for their clients.

The acquisition of PrimeEx represents our initial entry into the U.S. markets. We expect this acquisition will provide our customers another avenue for execution of U.S. market trades, that is both cost efficient and timely. We anticipate the PrimeEx acquisition will also allow us to continue expanding our core business by making cross-market financial opportunities available to U.S. and Eurasian market participants.

For information regarding the purchase price allocation for the Zerich, Freedom Bank KZ and PrimeEx acquisitions, see Note 27 to our consolidated financial statements.

Business Environment

Financial services industry performance is closely correlated to economic conditions and financial market activity. Market conditions and activity are a product of many variables, most of which are generally beyond our control and unpredictable. These factors may affect the financial and investing decisions of our clients, including their level of participation in the financial markets and use of our services. Our clients’ financial decisions can directly affect our business.

Our results of operations and financial condition during fiscal 2021 were significantly impacted by the effects of the COVID-19 pandemic. The COVID-19 pandemic and related measures designed to limit its spread, including quarantines, shelter-in-place orders, business closures and restrictions on workplace attendance, social distancing, travel bans and restrictions, and similar measures, had a significant impact on world financial markets and the global economy. During the initial stages of the COVID-19 pandemic outbreak in the first few months of 2020, the markets declined. However, this led to significant intervention from the U.S. Federal Reserve Bank, other central banks and various governments which has resulted in a significant rebound in the financial markets and stimulated significant volatility and activity in the equity and debt capital markets.

We believe that in connection with the intervention from banks and governments in response to the COVID-19 pandemic, the prospects and eventual introduction of viable vaccines, and increased time people spent at home during fiscal 2021, there was a corresponding opportunity and optimism in opening investment accounts and investing in financial markets worldwide, particularly in the U.S. capital markets, and in the Eurasian markets where we operate. The increased levels of client activity combined with greater market volatility led to unprecedented growth in client accounts, trading volume, commission and fee income and net income during our 2021 fiscal year.

While the overall impact of COVID-19 for fiscal 2021 was largely positive for our business, its future impacts on our business, operational and financial performance is uncertain. Developments such as the duration and severity of future outbreaks of the same or a different strain of the disease, the effectiveness of vaccines, new or additional measures implemented by governments, might impact our customers and employees, the financial markets, the global economy and the economies of the countries in which we operate. Because of these uncertainties, we cannot determine the future impacts of COVID-19 on our business.

Financial Results

During fiscal 2021, we realized total net revenue of $352,551, net income of $142,924 and basic and diluted earnings per share of approximately $2.45, respectively, compared total net revenue of $121,902, net income of $22,130 and basic and diluted earnings per share of approximately $0.38, respectively, during fiscal 2020.

Results of Operations

The following year to year comparison of our financial results is not necessarily indicative of future results.

	Year Ended March 31, 2021		Year Ended March 31, 2020
	Amount	%*	Amount	%*
Revenue:
Fee and commission income	$271,939	77%	$92,668	76%
Net gain on trading securities	46,186	13%	14,923	12%
Interest income	30,873	9%	12,134	10%
Net gain on foreign exchange operations	3,428	1%	2,315	2%
Net gain/(loss) on derivatives	125	0%	(138)	0%
Total revenue, net	352,551	100%	121,902	100%

Expense:
Fee and commission expense	73,100	21%	21,936	18%
Interest expense	27,366	8%	12,399	10%
Operating expense	77,434	22%	59,990	49%
Provision for impairment losses/(recoveries)	1,561	0%	(1,164)	(1)%
Other expense, net	68	0%	609	0%
Total expense	179,529	51%	93,770	77%

Net income before income tax	173,022	49%	28,132	23%
Income tax expense	(30,098)	(9)%	(6,002)	(5)%
Net income	$142,924	40%	$22,130	18%

Less: Net income/(loss) attributable to noncontrolling interest in subsidiary	631	0%	(2,707)	(2)%
Net income attributable to common shareholders	$142,293	40%	$24,837	20%

Other comprehensive income/loss
Changes in unrealized gain on investments available-for-sale, net of tax effect	$-	0%	$(71)	0%
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	71	0%	-	0%
Foreign currency translation adjustments, net of tax	1,857	1%	(14,851)	(12)%
Comprehensive income before noncontrolling interests	144,852	41%	7,208	6%
Less: comprehensive income/(loss) attributable to noncontrolling interest in subsidiary	631	0%	(2,707)	(2)%
Comprehensive income attributable to common shareholders	$144,221	41%	$9,915	8%

* Reflects percentage of total revenues, net.

Revenue

We derive revenue primarily from fee and commission income earned from our retail brokerage clients, fees and commission from investment banking services, our proprietary trading activities and interest income.

	Year Ended March 31, 2021		Year Ended March 31, 2020		Change
	Amount	%	Amount	%	Amount	%
Fee and commission income	$271,939	77%	$92,668	75%	$179,271	193%
Net gain on trading securities	46,186	13%	14,923	12%	31,263	209%
Interest income	30,873	9%	12,134	10%	18,739	154%
Net gain on foreign exchange operations	3,428	1%	2,315	2%	1,113	48%
Net gain/(loss) on derivatives	125	0%	(138)	0%	263	(191)%
Total revenue, net	$352,551	100%	$121,902	100%	$230,649	189%

We realized total net revenue of $352,551 during fiscal 2021, a 189% increase, compared to fiscal 2020.

Fee and commission income. Fee and commission income consisted principally of broker fees from customer trading and related banking services, underwriting and market making services. During fiscal 2021 fee and commission income increased by $179,271, a 193% increase over fiscal 2020. This increase was the result of:

•	a $163,113 increase in fees and commission from brokerage services;
•	a $5,163 increase in related banking service fees; and
•	a $5,985 increase in fees for underwriting services.

Growth in fees and commissions from brokerage services and related banking services was primarily attributable to a number of factors, including:

•	growth in client accounts through acquisition (inorganic) and organic efforts including expansion of our retail financial advisers and increases in the volume of analysts’ reports made available to our customer base;
•	significantly increased trading volume and client activity stemming from government and bank interventions and other events in response to the COVID-19 pandemic and the resulting increased market volatility and economic uncertainty.

The increase in fees from underwriting services was driven mainly by increases in the volume and size of debt capital market transactions arranged by Kazakhstan brokerage companies, and the unique market opportunities created by the COVID-19 pandemic.

Net gain on trading securities. Net gain on trading securities reflects the gains and losses from trading activities in our proprietary trading accounts. Net gains or losses are comprised of realized and unrealized gains and losses. Gains or losses are realized when we close a position in a security and realize a gain or a loss on that position. Accounting principles generally accepted in the United States (“U.S. GAAP”) require that we reflect in our financial statements unrealized gains and losses on all our securities trading positions that remain open as of the end of each period. Fluctuations in unrealized gains or losses from one period to another may result from factors within our control, such as when we elect to close an open securities position, which would have the effect of reducing our open positions and, thereby potentially reducing or increasing the amount of unrealized gains or losses in a period. Changes in unrealized gains and losses from period to period may also occur as a result of factors beyond our control, such as fluctuations in the market prices of the open securities positions we hold. This may adversely affect the ultimate value we realize from these investments. Unrealized gains or losses in a particular period may or may not be indicative of the gain or loss we will realize on a securities position when the position is closed. As a result, we may realize significant swings in gains and losses realized on our trading securities year-over-year and quarter-to-quarter. You should not assume that a gain or loss in any particular period is indicative of a trend or of the gain or loss we may ultimately realize when we close a position.

See the following table for information regarding our net gains and losses during fiscal 2021 and 2020:

	Realized Net Gain	Unrealized Net Gain/(Loss)	Net Gain
Fiscal 2021	$39,267	$6,919	$46,186
Fiscal 2020	$22,770	($7,847)	$14,923

The main contributing factors to the increase in net gain on trading securities in fiscal 2021 included increased size of our trading portfolio, favorable market conditions, increased use and success of intraday algorithmic trading and market-making activities on the SPBX outside of regular U.S. market hours.

Interest income. During fiscal 2021 and 2020 we realized an $18,739, or 154% increase in interest income. We earned interest income from several sources including:

•	trading securities;
•	reverse repurchase transactions; and
•	amounts due from banks.

Interest income on trading securities consists of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading accounts. We realized a $16,890, or 169% increase in interest income from trading securities during fiscal 2021 because we increased (i) the total size of our trading portfolio and (ii) the percentage of our investments in bonds. We also realized a $1,381, or 87% increase in interest from reverse repurchase transactions because we engaged in an increased volume of such transactions during fiscal 2021. The increase in interest income due from banks of $461 resulted primarily from increased overnight deposit transactions during fiscal 2021.

 Net gain on foreign exchange operations. In accordance with U.S. GAAP, we are required to revalue assets and liabilities denominated in foreign currency into our reporting currency, which is the U.S. dollar. During fiscal 2021 we recognized a $1,113 increase in net gain on foreign exchange operations as the value of Kazakhstani tenge and Russian ruble appreciated by 4.8% and 2.6%, respectively against U.S. dollar.

Expense

	Year Ended March 31, 2021		Year Ended March 31, 2020		Change
	Amount	%	Amount	%	Amount	%
Fee and commission expense	$73,100	41%	$21,936	23%	$51,164	233%
Interest expense	27,366	15%	12,399	13%	14,967	121%
Operating expense	77,434	43%	59,990	64%	17,444	29%
Provision for impairment losses/(recoveries)	1,561	1%	(1,164)	(1)%	2,725	(234)%
Other expense, net	68	0%	609	1%	(541)	(89)%
Total expense	$179,529	100%	$93,770	100%	$85,759	91%

During fiscal 2021 we incurred total expenses of $179,529, a 91% increase compared to fiscal 2020. Expenses increased with the growth of our business during fiscal 2021, primarily in connection with corresponding administrative costs and fees from the growth in our revenue generating activities and integrating our acquisition targets.

Fee and commission expense. Fee and commission expense increased by $51,164, or 233%, during fiscal 2021. This included increases in:

•	brokerage commissions to our prime brokers of $44,425;
•	commissions paid for bank services of $3,796; and
•	commission fees paid to Central Depositories and stock exchanges of $879.

The increases in fee and commission expense were the result of both growth in our client base and increased transaction volume from our clients. Generally, we expect fee and commission expense to increase and decrease in correspondence with increases and decreases in fee and commission income.

Interest expense. During fiscal 2021 we incurred a 121% increase in interest expense. The increased interest expense is primarily attributable to:

•	a $7,434 increase in volume of short-term financing through securities repurchase agreements;
•	a $5,671 increase in interest on client deposits; and
•	a $1,914 increase in interest expense on debt securities issued.

We increased our volume of short-term financing through securities repurchase agreements primarily in order to fund our investment portfolio. The increase in interest on client deposits was a result of a growth of customer deposits. The increase of interest expense on debt securities was due to increased interest payments paid on the FRHC Notes issued in December 2019 and February 2020.

Operating expenses. Operating expenses for fiscal 2021 totaled $77,434, a $17,444 increase compared to fiscal 2020. This increase was primarily attributable to a $14,015 increase in payroll and bonus expense as a result expansion of our workforce through acquisition and hiring.

Provision for impairment losses

During fiscal 2021, receivables in the amount of approximately $3,283 were repaid, including $1,703 which management had previously estimated may be uncollectible and for which management had recognized an impairment loss in a prior period. This recovery was partially offset by an additional provision for impairment losses in the amount of approximately $3,264.

Income tax expense

We recognized net income before income tax of $173,022 and $28,132 during fiscal 2021 and fiscal 2020, respectively. Our effective tax rate during fiscal 2021 decreased to 17%, from 21% during fiscal 2020, as a result of changes in the composition of the revenues we realized from our operating activities and the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate along with the incremental U.S. tax on GILTI. Despite the decrease in our effective tax rate, as a result in the increase of our net income before income tax by $144,890, our income tax expense increased by $24,096 during the fiscal 2021.

Noncontrolling Interest

We own a 32.88% interest in Freedom UA. The remaining 67.12% interest is owned by Askar Tashtitov, the President of FRHC. Through a series of agreements entered into with Freedom UA that obligate us to guarantee the performance of all Freedom UA obligations, provide Freedom UA adequate funding to cover its operating losses and net capital requirements, provide the management competence and operational support and ongoing access to our significant assets, technology resources and expertise in exchange for 90% of all net profits of Freedom UA after tax, we account for Freedom UA as a variable interest entity. We reflect our ownership of Freedom UA as a noncontrolling interest in our consolidated statements of financial condition, consolidated statements of comprehensive income, consolidated statements of changes in equity and consolidated statements of cash flows. As a result, we recognized net income attributable to noncontrolling interest of $631 during fiscal 2021, compared to a net loss attributable to noncontrolling interest of $2,707 during fiscal 2020.

Comprehensive income

The functional currencies of our operating subsidiaries are the Russian ruble, Kazakhstani tenge, European euro, U.S. dollar, Ukrainian hryvnia, Uzbekistani som, Kyrgyzstani som and Azerbaijani manat. Our reporting currency is the United States dollar. Pursuant to U.S. GAAP we are required to revalue our assets from our functional currencies to our reporting currency for financial reporting purposes. Due to the appreciation of the value of Kazakhstani tenge and Russian ruble by nearly 4.8% and 2.6%, respectively against U.S. dollar during the periods covered in this annual report, we realized a foreign currency translation gain of $1,857 during fiscal 2021, compared to a foreign currency translation loss of $14,851 during fiscal 2020.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet our potential cash requirements for general business purposes. During fiscal 2021 and 2020 our operations were primarily funded through a combination of existing cash on hand, cash generated from operations, returns generated from our proprietary trading and proceeds from the sale of bonds and other borrowings.

We regularly monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as other factors, including the amount of available liquid capital (i.e., the amount of cash and cash equivalents not invested in our operating business). While we are confident in the risk management monitoring and management processes we have in place, a significant portion of our trading securities and cash and cash equivalents are subject to collateralization agreements. This significantly enhances our risk of loss in the event financial markets move against our positions. When this occurs our liquidity, capitalization and business can be negatively impacted. Certain market conditions can impact the liquidity of our assets, potentially requiring us to hold positions longer than anticipated. Our liquidity, capitalization, projected return on investment and results of operations can be significantly impacted by market events over which we have no control, and which can result in disruptions to our investment strategy for our assets.

We maintain a majority of our tangible assets in cash and securities that are readily convertible to cash, including governmental and quasi-governmental debt and highly liquid corporate equities and debt. Our financial instruments and other inventory positions are stated at fair value and should generally be readily marketable in most market conditions. As of March 31, 2021 and 2020, we had:

	As of March 31,
	2021	2020
Cash and cash equivalents(1)	$698,828	$63,208
Trading securities	$736,188	$156,544
Total assets	$2,018,645	$453,523
Net liquid assets(2)	$1,519,719	$342,501

(1)

Of the $698,828 in cash and cash equivalents we held at March 31, 2021, $248,946, or approximately 36%, were subject to reverse repurchase agreements. By comparison, at March 31, 2020, we had cash and cash equivalents of $63,208, of which $9,645, or 15%, were subject to reverse repurchase agreements. The amount of cash and cash equivalents is subject to minimum level set by regulatory bodies to comply with required rules and regulations, including adequate capital and liquidity level for each entity.

(2)	Consists of cash and cash equivalents, trading securities, brokerage and other receivable and other assets.

During fiscal 2021 and 2020 we had total liabilities of $1,742,974 and $324,486, respectively, including customer liabilities of $1,163,697 and $168,432, respectively.

We financed our assets primarily from cash flows from operations and short-term and long-term financing arrangements.

Cash Flows

The following table presents our cash flows for fiscal 2021 and 2020:

	Year ended March 31, 2021	Year ended March 31, 2020

Net cash flows from operating activities	$565,299	$44,271
Net cash flows from/(used in) investing activities	97,040	(10,854)
Net cash flows from financing activities	348,411	33,109
Effect of changes in foreign exchange rates on cash	(3,769)	(25,141)

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$1,006,981	$41,385

Net cash from operating activities during fiscal 2021 was driven by net income adjusted for non-cash movements (depreciation and amortization, non-cash lease expense, non-cash stock compensation expense, unrealized gain on trading securities, allowance for receivables) and net cash from operating activities. Net cash from operating activities resulted primarily from changes in operating assets and liabilities. Such changes included:

	Year ended March 31, 2021		Year ended March 31, 2020

Increases in trading securities	$507,493	(1)	$22,870
Increases in customer deposits	$860,438	(2)	$115,844
Increases/(decreases) in brokerage and other receivables	$(49,303	)(3)	$47,089

(1)	Resulted from increased purchases of securities held in our proprietary account.
(2)	Resulted from increased deposits from new and existing customers.
(3)	Resulted from significantly smaller amounts of margin receivables.

During fiscal 2021, net cash from investing activities included $157,382 received in the acquisitions of Freedom Bank KZ, Zerich and Prime Executions and $6,437 from proceeds on the sale of investments available-for-sale. Net cash from investing activities was partially offset by the acquisitions of Freedom Bank KZ for $53,097, Zerich for $7,110 and PrimeEx for $2,500 and the purchase of fixed assets, net of sales, of $4,072. Cash used in investing activities during fiscal 2020, was used for the purchase of fixed assets, net of sales, in the amount of $4,346 and to purchase available-for-sale securities in the amount of $6,508.

Net cash from financing activities for fiscal 2021 consisted principally of proceeds from securities repurchase agreement obligations in the amount of $349,717 and loans received of $3,300, partially offset by net cash used in the repurchase of outstanding Freedom KZ debt securities in the amount of $4,724. Net cash used in financing activities during fiscal 2020, consisted principally of:

•	securities repurchase agreement obligations in the amount of $16,730;
•	repayments of loans in the amount of $4,008;
•	proceeds from the issuance of debt securities of Freedom KZ, Freedom RU and the FRHC Notes in the amount of $62,970;
•	repurchase of debt securities of Freedom KZ in the amount of $9,578; and
•	proceeds from stock option exercises in the amount of $455.

Financing Arrangements

Short-term

Securities Repurchase Arrangements - Our short-term financing is primarily obtained through securities repurchase arrangements. We use repurchase arrangements, among other things, to finance our inventory positions. As of March 31, 2021, $426,669, or 58%, of the trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $54,222, or 35%, as of March 31, 2020. Securities pledged as collateral by the Company under repurchase agreements are anticipated to be liquid trading securities with market quotes and significant trading volume. For additional information regarding our securities repurchase agreement obligations see Note 12 to our consolidated financial statements.

Long-term

FRHC Notes - As of March 31, 2021, we had outstanding $20,497 in principal amount of FRHC 7.000% notes (the “FHRC Notes”). The FRHC Notes provide for semi-annual interest payments in June and December and include customary events of default relating to the disposition of Company assets outside the ordinary course of business, defaults on other Company liabilities and obligations, corporate reorganizations, initiation of bankruptcy proceeding, termination of the AIX listing by us, and substitution of the principal debtor without requisite approval. The FRHC Notes mature on December 2022.

Freedom RU USD Bonds - As of March 31, 2021, we had outstanding $30,043 in principal amount of Freedom RU U.S. dollar denominated 6.5% bonds (the “Freedom RU USD Bonds”). The Freedom RU USD Bonds have a term of three years, with a quarterly coupon payment. The Freedom RU USD Bonds were issued in denominations of U.S. $1,000, with a minimum purchase requirement of 1.4 million Russian rubles. Freedom RU is authorized to place up to a maximum of 40,000 of these Freedom RU USD Bonds. The Freedom RU USD Bonds are listed on the MOEX and are governed by the “Exchange Bond Terms and Conditions in the Framework of the Exchange Bonds Program,” a copy of which is attached as Exhibit 4.03 to our annual report on Form 10-K for the year ended March 31, 2020, and incorporated herein by this reference. The Freedom RU USD Bonds mature on January 2023.

Freedom RU RUB Bonds - As of March 31, 2021, we had outstanding $6,605 in principal amount of Freedom RU RUB denominated 12% bonds (the “Freedom RU RUB Bonds”). The Freedom RU RUB Bonds have a term of three years, with a semiannual coupon payment. The Freedom RU RUB Bonds were issued in denominations of RUB 1,000. The Freedom RU RUB Bonds are listed on the MOEX and mature in February 2022.

Freedom KZ USD Bonds - As of March 31, 2021, we had outstanding $10,203 in principal amount of Freedom KZ U.S. dollar denominated 8% bonds (the “Freedom KZ USD Bonds”). The Freedom KZ USD Bonds have a term of three years, with a semiannual coupon payment. The Freedom KZ USD Bonds were issued in denominations of KZT 1,000. The Freedom KZ USD Bonds were listed on the KASE until they were redeemed in full in May 2021.

Net Capital Requirements

We are required to maintain net capital in certain regulated subsidiaries within a number of jurisdictions, which is partially maintained by retaining cash and cash equivalent investments in those subsidiaries or jurisdictions. As a result, such subsidiaries may be restricted in their ability to transfer cash between different jurisdictions and to FRHC. Additionally, transfers of cash between international jurisdictions may have adverse tax consequences that could discourage such transfers.

These minimum net capital requirements range from approximately $5,000 to $23,600,000 and fluctuate depending on various factors. At March 31, 2021, the aggregate net capital requirements of our subsidiaries was approximately $30,100,000. Each of our subsidiaries that are subject to net capital requirements exceeded the minimum required amount at March 31, 2021. Although we operate with a level of net capital substantially greater than the minimum established thresholds, in the event we fail to maintain minimum net capital, we may be subject to fines and penalties, suspension of operations, revocation of licensure and disqualification of our management from working in the industry. Our subsidiaries are also subject to other various rules and regulations, including liquidity and capital adequacy ratios. Our operations that require the intensive use of capital would be limited to the extent necessary to meet all our regulatory requirements.

Over the past several years, we have pursued an aggressive growth strategy both through acquisitions and organic growth efforts. During fiscal 2022 we anticipate continuing efforts to expand the footprint of our business in Eurasia on a scale similar to fiscal 2021. While this strategy has led to revenue growth it also results in increased expenses and greater need for capital resources. Additional growth and expansion may require greater capital resources than we currently possess, which could require us to pursue additional equity or debt financing from outside sources. We cannot assure that such financing will be available to us on acceptable terms, or at all, at the time it is needed.

We believe that our current cash and cash equivalents, cash expected to be generated from operating activities, and forecasted returns from our proprietary trading, combined with our ability to raise additional capital will be sufficient to meet our present and anticipated financing needs.

Off-Balance Sheet Financing Arrangements

For a discussion of off-balance sheet financing arrangements of the Company as of March 31, 2021, see Note 28 to our consolidated financial statements.

Contractual Obligations

The following table sets forth information related to our contractual obligations as of March 31, 2021:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
	(in thousands)
Operating lease obligations	$15,768	$7,385	$7,282	$881	$220
Outstanding bonds and notes	74,835	10,611	64,225	-	-

TOTAL	$90,603	$17,996	$71,507	$881	$220

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Following are the accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results.

Allowance for accounts receivable

Allowance for accounts receivable is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of an account receivable balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past accounts receivable loss experience, the nature and volume, information about specific counteragent situation and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific accounts receivable, but the entire allowance is available for any accounts receivable that in management’s judgment should be charged off.

The allowance consists of specific and general components, the specific component relates to accounts receivable that are individually classified as impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the agreement. The general component is based on historical loss experience adjusted for current factors. The historical loss experience is based on the actual loss history we have experienced over the most recent period of time, mostly 3-5 years, which management reviews periodically.

Business combinations

We have accounted for our acquisitions using the acquisition method of accounting. The acquisition method requires us to make significant estimates and assumptions, especially at the acquisition date as we allocate the purchase price to the estimated fair values of acquired tangible and intangible assets and the liabilities assumed. We also use our best estimates to determine the useful lives of the tangible and definite-lived intangible assets, which impact the periods over which depreciation and amortization of those assets are recognized. These best estimates and assumptions are inherently uncertain as they pertain to forward looking views of our businesses, client behavior, and market conditions. In our acquisitions, we have also recognized goodwill at the amount by which the purchase price paid exceeds the fair value of the net assets acquired.

Our ongoing accounting for goodwill and the tangible and intangible assets acquired requires us to make significant estimates and assumptions as we exercise judgement to evaluate these assets for impairment. Our processes and accounting policies for evaluating impairments are further described in Note 2 to our consolidated financial statements. As of March 31, 2021, the Company had goodwill of $7,868. One of our reporting units has a goodwill in the amount of $7,868. The results of the 2021 annual goodwill impairment testing of all our reporting units indicated no goodwill impairment.

Income taxes

We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. Significant judgement is required in determining the provision for income tax. There are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, actual future tax consequences relating to uncertain tax positions may be materially different than our determinations or estimates.

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

Income taxes are determined in accordance with the laws of the relevant taxing authorities. As part of the process of preparing financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes using the asset and liability approach. Under this method, deferred income taxes are recognized for tax consequences in future years based on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable to the differences that are expected to affect taxable income.

We periodically evaluate the likelihood of tax assessments based on current and prior years’ examinations, and unrecognized tax benefits related to potential losses that may arise from tax audits are established in accordance with the relevant accounting guidance. Once established, unrecognized tax benefits are adjusted when there is more information available or when an event occurs requiring a change.

Legal contingencies

We review outstanding legal matters at each reporting date, in order to assess the need for provisions and disclosures in our financial statements. Among the factors considered in making decisions on provisions are the nature of the matter, the legal process and potential legal exposure in the relevant jurisdiction, the progress of the matter (including the progress after the date of the financial statements but before those statements are issued), the opinions or views of our legal advisers, experiences on similar cases and any decision of our management as to how we will respond to the matter.

Recent Accounting Pronouncements

For details of applicable new accounting standards refer to Recent accounting pronouncements in Note 2 of our financial statements accompanying this annual report.

Effects of Inflation

 Because our assets are primarily short-term and liquid in nature, they are generally not significantly impacted by inflation. The rate of inflation does, however, affect our expenses, including employee compensation, communications and information processing and office leasing costs, which may not be readily recoverable from our customers. To the extent inflation result in rising interest rates and has adverse impacts upon securities markets, it may adversely affect our results of operations and financial condition.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

Market risk

The following information, together with information included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, describe our primary market risk exposures. Market risk is the risk of economic loss arising from the adverse impact of market changes to the market value of our trading and investment positions. We are exposed to a variety of market risks, including interest rate risk, foreign currency exchange risk and equity price risk.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our investment portfolio and outstanding debt. While we are exposed to global interest rate fluctuations, we are most sensitive to fluctuations in Kazakhstani and Russian interest rates. Changes in Kazakhstani and Russian interest rates may have significant effect on the fair value of our securities.

Our investment policies and strategy are focused on preservation of capital and supporting our liquidity requirements. We typically invest in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policies generally require securities to be investment grade and limit the amount of credit exposure to any one issuer. To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of March 31, 2021 and 2020, a hypothetical 100 basis point increase in interest rates across all maturities would have resulted in $31,055 and $2,903 incremental decline in the fair market value of the portfolio, respectively. Such losses would only be realized if we sold the investments prior to maturity. A hypothetical 100 basis point decrease in interest rates across all maturities would have resulted in a $32,906 and $3,072 incremental rise in the fair market value of the portfolio, respectively.

The table below presents our issuers’ current credit ratings as of March 31, 2021 and 2020:

	March 31, 2021
	>BB	<BB	Not rated	Total

Corporate debt	$321,660	$8,731	$4,372	$334,763
Non-U.S. sovereign debt	327,280	6,339	-	333,619
U.S. sovereign debt	10,828	-	-	10,828
Exchange traded notes	-	-	9,638	9,638

Total	$659,768	$15,070	$14,010	$688,848

	March 31, 2020
	>BB	<BB	Not rated	Total

Corporate debt	$46,920	$9,580	$2,019	$58,519
Non-U.S. sovereign debt	26,299	2,196	-	28,495

Total	$73,219	$11,776	$2,019	$87,014

Foreign currency exchange risk

We have business operations in the Kazakhstan, Russia, Cyprus, Ukraine, Uzbekistan, Germany, Kyrgyzstan, United States and Azerbaijan. The activities and accumulated earnings in our foreign subsidiaries are exposed to fluctuations in foreign exchange rate between our functional currencies and our reporting currency, which is the U.S. dollar.

In accordance with our risk management policies, we manage foreign currency exchange risk on financial assets by holding or creating financial liabilities in the same currency, maturity and interest rate profile. This foreign exchange risk is calculated on a net foreign exchange basis for individual currencies. We may also enter into foreign currency forward, swap and option contracts with financial institutions to mitigate foreign currency exposures associated with certain existing assets and liabilities, firmly committed transactions and forecasted future cash flows

An analysis of the March 31, 2021 and 2020, balance sheets estimates the net impact of a 10 percent adverse change in the value of the U.S. dollar relative to all other currencies, to have a net impact to net income before income tax of loss $42,904 and $5,003, respectively.

Equity price risk

Our equity investments are susceptible to market price risk arising from uncertainties about future values of the investment securities. Equity price risk results from fluctuations in price and level of the equity securities or instruments we hold. We also have equity investments in entities where the investment is denominated in a foreign currency, or where the investment is denominated in U.S. dollars but the investee primarily makes investments in foreign currencies. The fair values of these investments are subject to change at the spot foreign exchange rate between these currencies and our functional currency fluctuates. We attempt to manage the risk of loss inherent in our equity securities portfolio through diversification and by placing limits on individual and total equity instruments we hold. Reports on our equity portfolio are submitted to the management on a regular basis.

As of March 31, 2021, and 2020, our exposure to equity investments at fair value was $47,340 and $69,530, respectively. An analysis of the March 31, 2021 and 2020, balance sheets estimates a decrease of 10% on the equity price would have reduced the value of the equity securities or instrument we held by approximately $4,734 and $6,953, respectively.

Credit risk

Credit risk refers to the risk of loss arising when a borrower or counterparty does not meet its financial obligations to us. We are primarily exposed to credit risk from institutions and individuals through the brokerage services we offer. We incur credit risk in a number of areas, including margin lending.

Margin lending receivables risk

We extend margin loans to our customers. Margin lending is subject to various regulatory requirements of the MiFID and the Central Bank of Russian Federation. Margin loans are collateralized by cash and securities in the customers’ accounts. The risks associated with margin credit increase during periods of fast market movements, or in cases where collateral is concentrated and market movements occur. During such times, customers who utilize margin loans and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of a liquidation. We are also exposed to credit risk when our customers execute transactions, such as short sales of options and equities that can expose them to risk beyond their invested capital.

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of March 31, 2021, we had $58,095 margin lending receivables from our customers. The amount of risk to which we are exposed from the margin lending we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

We have a comprehensive policy implemented in accordance with regulatory standards to assess and monitor the suitability of investors to engage in various trading activities. To mitigate our risk, we also continuously monitor customer accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us.

Our credit exposure is to a great extent mitigated by our policy of automatically evaluating each account throughout the trading day and closing out positions automatically for accounts that are found to be under-margined. While this methodology is effective in most situations, it may not be effective in situations where no liquid market exists for the relevant securities or commodities or where, for any reason, automatic liquidation for certain accounts has been disabled. We continually monitor and evaluate our risk management policies, including the implementation of policies and procedures to enhance the detection and prevention of potential events to mitigate margin loan losses.

Operational Risk

Operational risk generally refers to the risk of loss, or damage to our reputation, resulting from inadequate or failed operations or external events, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes including cyber security incidents. For descriptions of related risks, see the information under the heading “Risks Related to Information Technology and Cyber Security” in Item 1A of this annual report.

To mitigate and control operational risk, we have developed and continue to enhance policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization and within such departments. We also have business continuity plans in place that we believe will cover critical processes on a company-wide basis, and redundancies are built into our systems as we have deemed appropriate. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our various businesses are operating within established corporate policies and limits.

Legal and Compliance Risk

We operate in a number of jurisdictions, each with its own legal and regulatory structure that is unique and different from the other. Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements and damage to our reputation as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. Such non-compliance could result in the imposition of legal or regulatory sanctions, material financial loss, including fines, penalties, judgments, damages and/or settlements, or loss to reputation that we may suffer as a result of compliance failures. These risks include contractual and commercial risk, such as the risk that a counterparty’s performance obligations will be unenforceable. It also includes compliance with AML, terrorist financing, anti-corruption and sanctions rules and regulations.

We have established and continue to enhance procedures designed to ensure compliance with applicable statutory and regulatory requirements, such as public company reporting obligations, regulatory net capital requirements, sales and trading practices, potential conflicts of interest, anti-money laundering, privacy, sanctions and recordkeeping. The legal and regulatory focus on the financial services industry presents a continuing business challenge for us.

Our business also subjects us to the complex income tax laws of the jurisdictions in which we operate, and these tax laws may be subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. We must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes.

Effects of Inflation

Because our assets are primarily short-term and liquid in nature, they are generally not significantly impacted by inflation. The rate of inflation does, however, affect our expenses, including employee compensation, communications and information processing and office leasing costs, which may not be readily recoverable from our customers. To the extent inflation result in rising interest rates and has adverse impacts upon securities markets, it may adversely affect our results of operations and financial condition.

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

In July 2020 we completed the acquisition of Zerich. In December 2020 we completed the acquisitions of Freedom Bank KZ and PrimeEx. In conducting our evaluation of the effectiveness of our internal control over financial reporting for our fiscal year ended March 31, 2021, we excluded Freedom Bank KZ and PrimeEx from our evaluation as permitted under existing SEC Staff interpretive guidance for newly acquired businesses. For the year ended March 31, 2021, Freedom Bank KZ, PrimeEx and Zerich accounted for $1,536 of our total net revenue, and as of March 31, 2021, had total assets of $477,298 (inclusive of acquired goodwill and identifiable intangible assets of $8,899).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting as of the end of the period covered by this annual report based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment and the criteria set forth by COSO in 2013, management concluded that our internal control over financial reporting was effective as of March 31, 2021. The effectiveness of the Company’s internal control over financial reporting as of March 31, 2021, has been audited by WSRP, LLC, an independent registered public accounting firm which has also audited our consolidated financial statements, as stated in their report included in this annual report.

Changes in Internal Control over Financial Reporting

There was no significant change in our internal control over financial reporting during the fiscal year ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the reality that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by individual acts or by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

PART III

Except as otherwise provided herein, the information required by Items 10 through 14 of this annual report is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference herein from our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with SEC (the “Proxy Statement”) within 120 days of the end of our fiscal year.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of June 8, 2021, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	60,000	$1.98	2,598,500	(1)
Equity compensation plans not approved by security holders	-	-	-

(1)

Consists of 2,598,500 shares, including stock options, stock appreciation rights, restricted stock and other equity-based awards, that may be awarded under the Freedom Holding Corp. 2019 Equity Incentive Plan.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this annual report:

Financial Statements

Reports of Independent Registered Public Accounting Firm - WSRP, LLC, dated June 14, 2021

Consolidated Balance Sheets as of March 31, 2021 and 2020

Consolidated Statements of Operations and Statements of Other Comprehensive Income for the years ended March 31, 2021 and 2020

Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended March 31, 2021 and 2020

Notes to the Consolidated Financial Statements

Financial Statement Schedules

Schedules are omitted because the required information is either inapplicable or presented in the financial statements or related notes.

Exhibits

Exhibit No.	Exhibit Description

3.01	Restated Articles of Incorporation of Freedom Holding Corp.(1)
3.02	By-Laws of Freedom Holding Corp. (as amended through February 4, 2019)(1)
4.01	Description of Securities(2)
4.02	Terms and Conditions of FRHC 7.000% Interest Notes due December 2022(3)
4.03	Exchange Bond Terms and Conditions in the Framework of the Exchange Bond Program(2)%#
4.04	Agreement to furnish instruments and agreement defining rights of holders of long-term debt(2)
10.01	Freedom Holding Corp., 2019 Equity Incentive Plan(4) +
10.02	Employment Contract No. 10 between Beliv Gorod IC LLC and Timur Turlov(2)+%#
10.03	Supplementary agreement No. 1 to the employment contract No. 10 dated August 11, 2011 between Freedom Finance IC LLC and Timur Turlov(2)+%#
10.04	Supplementary agreement No. 2 to the employment contract No. 10 dated August 11, 2011 between Freedom Finance IC LLC and Timur Turlov(2)+%#
10.05	Supplementary Agreement dated January 25, 2016 to the Employment Contract No. 15-128 dated February 9, 2015 between Freedom Finance Joint Stock Company and Evgeniy Ler(2)+%#
10.06	Supplementary Agreement to an Employment Contract No. 15-128 from 09 February 2015 between Freedom Finance Joint Stock Company and Evgeniy Ler(2)+%#
10.07	Employment Agreement No. 18-107/1 dated November 1, 2018 between Freedom Finance Joint Stock Company and Askar Tashtitov(2)+%#
10.08	Supplementary Agreement to an Employment Contract No. 18-107/1 from 01 November 2018 between Freedom Finance Joint Stock Company and Askar Tashtitov(2)+%#
10.09	Assignment Agreement of the Subordinated Loan Agreement Dated 20.06.2011 No. 2, dated 20 December 2020, between Freedom Holding Corp. and Global Development Limited Liability partnership(6)%
10.10	Assignment Agreement of the Subordinated Loan Agreement Dated 23.06.2011 No. 4, dated 20 December 2020, between Freedom Holding Corp. and Global Development Limited Liability partnership(6)%
10.11	Assignment Agreement of the Subordinated Loan Agreement Dated 30.06.2016 No. 5, dated 20 December 2020, between Freedom Holding Corp. and Global Development Limited Liability partnership(6)%
10.12	Assignment Agreement of the Subordinated Loan Agreement Dated 21 June 2011, dated 20 December 2020, between Freedom Holding Corp. and Maglink Limited(6)%
10.13	Form of Restricted Stock Award Agreement(7)+

10.14	Restricted Stock Award Agreement, effective May 18, 2021, between Freedom Holding Corp. and Askar Tashtitov(7)+
10.15	Restricted Stock Award Agreement, effective May 18, 2021, between Holding Corp. and Evgeniy Ler(7)+
10.16	Long Term Equity Incentive Compensation Agreement, effective May 18, 2021, between Freedom Holding Corp. and Askar Tashtitov(7)+
10.17	Long Term Equity Incentive Compensation Agreement, effective May 18, 2021, between Freedom Holding Corp. and Evgeniy Ler(7)+
14.01	Code of Ethics(5)
21.01	Schedule of Subsidiaries*
23.01	Consent of Independent Registered Public Accounting Firm*
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101

The following Freedom Holding Corp. financial information for the year ended March 31, 2021, formatted in XBRL (eXtensive Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.*

*	Filed herewith.
+	Indicates management contract, compensatory plan or arrangement of the Company.
%	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(a)(6) of Regulation S-K.
#	This exhibit is an English translation of a foreign language document. The Company hereby agrees to furnish to the SEC, upon request, a copy of the foreign language document.
(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2019.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on July 14, 2020.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 10, 2020.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2018.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2018.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2020.
(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2021.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

FREEDOM HOLDING CORP.

Date: June 14, 2021	By:	/s/ Timur Turlov
Timur Turlov
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Timur Turlov	Chief Executive Officer and Chairman	June 14, 2021
Timur Turlov

/s/ Evgeniy Ler	Chief Financial Officer	June 14, 2021
Evgeniy Ler

/s/ Askar Tashtitov	President and Director	June 14, 2021
Askar Tashtitov

/s/ Boris Cherdabayev	Director	June 14, 2021
Boris Cherdabayev

/s/ Jason Kerr	Director	June 14, 2021
Jason Kerr

/s/ Leonard Stillman	Director	June 14, 2021
Leonard Stillman

/s/ Amber Williams	Director	June 14, 2021
Amber Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Freedom Holding Corp.

Las Vegas, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Freedom Holding Corp. (the “Company”) as of March 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated June 14, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Bank Kassa Nova Acquisition

Description of the Matter

As discussed in Note 27 to the consolidated financial statements, the Company completed three acquisitions in fiscal year 2021 for total purchase consideration of $62.7 million. The acquisitions were accounted for as business combinations. The most significant was the acquisition of all the outstanding equity of Bank Kassa Nova, which name was changed to Freedom Finance Bank Kazakhstan JSC, for purchase consideration of $53.1 million. The recognition, measurement and disclosure of the Company’s business combinations in the March 31, 2021, consolidated financial statements was considered especially challenging and required significant audit judgment due to the complex nature in the determination by management of the appropriate assumptions and related valuation models for the valuation of acquired assets and assumed liabilities related to Bank Kassa Nova acquisition. The financial statement accounts primarily affected by these transactions were cash and cash equivalents, trading securities, fixed assets, customer liabilities and securities repurchase agreement obligations.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for acquisitions, obtained the valuation models and tested the underlying assumptions used to develop such estimates.

To test the fair value of the acquired assets and liabilities, our audit procedures included, among others, evaluating the significant assumptions used, and the testing of the completeness and accuracy of underlying data. We tested the valuation models used to value the acquired assets and liabilities including consideration of the nature and classification of such amounts. Our testing procedures over the significant assumptions included, among others, comparing them to current industry, market and economic trends, historical results of the acquired business and to other relevant factors. We also performed testing over the data input into the valuation model used.

Evaluation of the identification of related parties and related party transactions

Description of the Matter

As discussed in Note 23 to the consolidated financial statements, the Company has entered into a number of transactions with its related parties. These related party transactions impact both the brokerage and banking services offered by the Company.

We identified the evaluation of the identification of related parties and related party transactions as a critical audit matter. Auditor judgement was involved in assessing the sufficiency of the procedures performed to identify related parties and related party transactions of the Company.

How We Addressed the Matter in Our Audit

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of internal controls of the Company’s related party processes, including controls over the identification of the Company’s related party relationships and transactions, approval by the audit committee, as well as management. We have obtained and read agreements and contracts between the Company and its related parties; queried the general ledger for transactions with related parties; evaluated the Company’s reconciliation of its applicable accounts to the related parties’ records of transactions; detail tested the related party transactions; read minutes form meetings of the Board of Directors and related committees; inquired with executive officers, key members of management, and the Audit Committee of the Board of Directors regarding related party transactions; and obtained financial information from the related parties.

Evaluation of the Income Tax Provision

Description of the Matter

As discussed in Note 8 to the consolidated financial statements, the Company’s income tax expense includes U.S., state, local and international income taxes. Deferred tax assets and liabilities are recognized for the consequences of temporary differences between the financial reporting basis and the tax basis of existing assets and liabilities. The tax rate used to determine the deferred tax assets and liabilities is based on the enacted tax rate for the year and the manner in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

We identified management’s calculation of income tax expense and deferred tax assets and liabilities (net of valuation allowance) as a critical audit matter because of the significant judgments and estimates management makes to determine these amounts as well as the complex nature of having multiple foreign jurisdiction’s roll into the consolidated global tax provision. Performing audit procedures to evaluate the reasonableness of management’s interpretation of tax law in various foreign jurisdictions, and its estimate of the associated provisions and tax charges required a high degree of auditor judgment and increased effort.

How We Addressed the Matter in Our Audit

The following are the primary procedures we performed to address this critical audit matter. We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the income tax provision for income taxes and deferred tax assets and liabilities (including valuation allowances). We assessed the Company’s income tax expense and deferred tax liabilities by evaluating the income tax provision calculation, including testing the appropriateness of the income tax rates applied and of income allocations among the various taxing jurisdictions, and reperforming the mathematical accuracy of the calculations; evaluating the Company’s analyses supporting its conclusions as to the recognition and measurement of deferred tax assets and liabilities, including the calculation of the deferred tax asset resulting from the carryover of net operating losses; evaluating management’s assessment of the Company’s ability to utilize the deferred tax assets in future years; and evaluating the Company’s disclosures related to the provision for income taxes and deferred tax assets and liabilities (including valuation allowances).

/s/ WSRP, LLC

We have served as the Company’s auditor since 2015.

Salt Lake City, Utah

June 14, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Freedom Holding Corp.

Las Vegas, Nevada

Opinion on Internal Control over Financial Reporting

We have audited Freedom Holding Corp.’s (the “Company’s”) internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of March 31, 2021 and 2020, the related consolidated statements of operation and comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2021, and the related notes and our report dated June 14, 2021 expressed an unqualified opinion thereon.

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

As described in Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Freedom Finance Bank Kazakhstan JSC (formerly known as JSC Bank Kassa Nova), which was acquired on December 25, 2020, and which is included in the consolidated balance sheets of the Company as of March 31, 2021, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the year then ended. Freedom Finance Bank Kazakhstan JSC constituted 25.1% of total assets as of March 31, 2021, and 3.3% of revenues, net, for the year then ended. Our audit of internal control over financial reporting of the Company does not include an evaluation, and opinion on, the internal control over financial reporting of Freedom Finance Bank Kazakhstan JSC.

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

/s/ WSRP, LLC

Salt Lake City, Utah

June 14, 2021

FREEDOM HOLDING CORP. CONSOLIDATED BALANCE SHEETS (All amounts in thousands of United States dollars, unless otherwise stated)

	March 31, 2021	March 31, 2020

ASSETS

Cash and cash equivalents	$698,828	$63,208
Restricted cash	437,958	66,597
Trading securities	736,188	156,544
Available-for-sale securities, at fair value	1	6,438
Brokerage and other receivables, net	64,801	113,687
Loans issued	11,667	10,461
Deferred tax assets	-	570
Fixed assets, net	18,385	6,384
Intangible assets, net	9,785	3,422
Goodwill	7,868	2,607
Right-of-use asset	13,262	14,543
Other assets, net	19,902	9,062

TOTAL ASSETS	$2,018,645	$453,523

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities repurchase agreement obligations	$426,715	$48,204
Customer liabilities	1,163,697	168,432
Trade payables	22,304	8,398
Current income tax liability	14,843	1,407
Securities sold, not yet purchased - at fair value	8,592	-
Loans received	3,373	-
Debt securities issued	68,443	72,296
Lease liability	13,249	14,384
Deferred income tax liabilities	4,385	-
Deferred distribution payments	8,534	8,534
Other liabilities	8,839	2,831
TOTAL LIABILITIES	1,742,974	324,486

Commitments and Contingent Liabilities (Note 28)	-	-

SHAREHOLDERS’ EQUITY

Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock - $0.001 par value; 500,000,000 shares authorized; 58,443,212 and 58,358,212 shares issued and outstanding as of March 31, 2021 and 2020, respectively	58	58
Additional paid in capital	104,672	102,890
Retained earnings	208,628	66,335
Accumulated other comprehensive loss	(36,046)	(37,974)
TOTAL EQUITY ATTRIBUTABLE TO THE COMPANY	277,312	131,309

Non-controlling interest	(1,641)	(2,272)

TOTAL SHAREHOLDERS’ EQUITY	275,671	129,037

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,018,645	$453,523

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (All amounts in thousands of United States dollars, unless otherwise stated)

	Years ended March 31,
	2021	2020
Revenue:

Fee and commission income	$271,939	$92,668
Net gain on trading securities	46,186	14,923
Interest income	30,873	12,134
Net gain on foreign exchange operations	3,428	2,315
Net gain/(loss) on derivatives	125	(138)

TOTAL REVENUE, NET	352,551	121,902

Expense:
Fee and commission expense	73,100	21,936
Interest expense	27,366	12,399
Operating expense	77,434	59,990
Provision for impairment losses/(recoveries)	1,561	(1,164)
Other expense, net	68	609

TOTAL EXPENSE	179,529	93,770
NET INCOME BEFORE INCOME TAX	173,022	28,132

Income tax expense	(30,098)	(6,002)

NET INCOME	$142,924	$22,130

Less: Net income/(loss) attributable to noncontrolling interest in subsidiary	631	(2,707)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$142,293	$24,837

OTHER COMPREHENSIVE INCOME/(LOSS)
Change in unrealized gain on investments available-for-sale, net of tax effect	-	(71)
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	71	-
Foreign currency translation adjustments, net of tax	1,857	(14,851)

COMPREHENSIVE INCOME BEFORE NONCONTROLLING INTERESTS	144,852	7,208

Less: Comprehensive income/(loss) attributable to noncontrolling interest in subsidiary	631	(2,707)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$144,221	$9,915
BASIC NET INCOME PER COMMON SHARE (In US Dollars)	$2.45	$0.38
DILUTED NET INCOME PER COMMON SHARE (In US Dollars)	$2.45	$0.38
Weighted average number of shares (basic)	58,388,445	58,163,691
Weighted average number of shares (diluted)	58,442,921	58,251,588

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (All amounts in thousands of United States dollars, unless otherwise stated)

	Common Stock		Additional paid in	Retained	Accumulated other comprehensive	Non-controlling
	Shares	Amount	capital	earnings	loss	interest	Total

At March 31, 2019	58,043,212	$58	$99,093	$41,498	$(23,052)	$-	$117,597

Stock based compensation	-	-	2,625	-	-	-	2,625
Share based payment	85,000	-	1,052	-	-	-	1,052
Exercise of options	230,000	-	455	-	-	-	455
Translation difference	-	-	-	-	(14,851)	-	(14,851)
Net income/(loss)	-	-	-	24,837	-	(2,707)	22,130
Change in unrealized gain on available-for-sale securities, net of tax effect	-	-	-	-	(71)	-	(71)
Sale of Freedom UA shares	-	-	(335)	-	-	435	100

At March 31, 2020	58,358,212	$58	$102,890	$66,335	$(37,974)	$(2,272)	$129,037

Stock based compensation	15,000	-	1,147	-	-	-	1,147
Share based payment	10,000	-	517	-	-	-	517
Exercise of options	60,000	-	118	-	-	-	118
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	-	-	-	-	71	-	71
Translation difference	-	-	-	-	1,857	-	1,857
Net income	-	-	-	142,293	-	631	142,924

At March 31, 2021	58,443,212	$58	$104,672	$208,628	$(36,046)	$(1,641)	$275,671

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (All amounts in thousands of United States dollars, unless otherwise stated)

	For the years ended
	March 31, 2021	March 31, 2020

Cash Flows From Operating Activities
Net income	$142,924	$22,130

Adjustments to reconcile net income from operating activities:
Depreciation and amortization	3,825	2,658
Noncash lease expense	6,136	6,298
Loss on sale of fixed assets	-	201
Change in deferred taxes	2,737	545
Stock compensation expense	1,147	2,625
Share based payment	517	1,052
Unrealized (gain)/loss on trading securities	(6,919)	7,847
Net change in accrued interest	(13,074)	(816)
Allowance/(recovery) for receivables	1,561	(1,164)
Changes in operating assets and liabilities:
Trading securities	(507,493)	(22,870)
Brokerage and other receivables, net	49,303	(47,089)
Loans issued	(850)	(7,787)
Other assets, net	(8,780)	(5,619)
Securities sold, but not yet purchased - at fair value	8,532	-
Customer liabilities	860,438	115,844
Current income tax liability	12,147	650
Trade payables	15,060	(23,933)
Changes in lease liability	(5,997)	(6,474)
Other liabilities	4,085	173

Net cash flows from operating activities	565,299	44,271

Cash Flows From Investing Activities
Purchase of fixed assets	(4,163)	(4,631)
Proceeds from sale of fixed assets	91	285
Proceeds from sale/(purchase) of available-for-sale securities, at fair value	6,437	(6,508)
Consideration paid for Zerich	(7,110)	-
Consideration paid for PrimeEx	(2,500)	-
Consideration paid for Freedom Bank KZ	(53,097)	-
Cash, cash equivalents and restricted cash received from acquisitions	157,382	-

Net cash flows from/(used in) investing activities	97,040	(10,854)

Cash Flows From Financing Activities
Repurchase/(repayment) of securities repurchase agreement obligations	349,717	(16,730)
Proceeds from issuance of debt securities	3,626	62,970
Repurchase of debt securities	(8,350)	(9,578)
Exercise of options	118	455
Proceeds from loans received	3,300	-
Repayment of loans received	-	(4,008)

Net cash flows from financing activities	348,411	33,109

Effect of changes in foreign exchange rates on cash and cash equivalents	(3,769)	(25,141)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,006,981	41,385
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	129,805	88,420
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,136,786	$129,805

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (All amounts in thousands of United States dollars, unless otherwise stated)

	For the years ended
	March 31, 2021	March 31, 2020

Supplemental disclosure of cash flow information:
Cash paid for interest	$(23,903)	$(9,538)
Income tax paid	$(15,044)	$(5,286)

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease obligations on adoption of new lease standard	$-	$16,979
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$3,439	$4,722

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flow:

	March 31, 2021	March 31, 2020

Cash and cash equivalents	$698,828	$63,208
Restricted cash	$437,958	$66,597
Total cash, cash and cash equivalents and restricted cash shown in the statement of cash flows	$1,136,786	$129,805

The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 1 - DESCRIPTION OF BUSINESS

Overview

Freedom Holding Corp. (the “Company” or “FRHC”) is a corporation organized in the United States under the laws of the State of Nevada that through its operating subsidiaries provides financial services including retail securities brokerage, research, investment counseling, securities trading, market making, retail banking, corporate investment banking and underwriting services in Eurasia. The Company is headquartered in Almaty, Kazakhstan, with supporting administrative office locations in Russia, Cyprus and the United States. The Company has retail locations in Russia, Kazakhstan, Ukraine, Uzbekistan, Kyrgyzstan, Azerbaijan and Germany. The Company also owns an agency only institutional broker dealer registered with the U.S. Securities and Exchange Commission (“SEC”). The Company’s common stock trades on the Nasdaq Capital Market.

The Company owns directly, or through subsidiaries, the following companies:

•	LLC Investment Company Freedom Finance, a Moscow, Russia-based securities broker-dealer (“Freedom RU”);
•	LLC FFIN Bank, a Moscow, Russia-based bank (“Freedom Bank RU”);
•	JSC Freedom Finance, an Almaty, Kazakhstan-based securities broker-dealer (“Freedom KZ”);
•	Freedom Finance Global, PLC, an Astana International Financial Centre-based securities broker-dealer, (“Freedom Global”);
•	Bank Freedom Finance Kazakhstan JSC, (formerly known as JSC Bank Kassa Nova), a Nur-Sultan, Kazakhstan-based bank (“Freedom Bank KZ”);
•	Freedom Finance Europe Limited, a Limassol, Cyprus-based broker-dealer (“Freedom EU”);
•	Freedom Finance Germany GmbH, a Berlin, Germany-based tied agent of Freedom EU (“Freedom GE”);
•	LLC Freedom Finance Uzbekistan, a Tashkent, Uzbekistan-based broker-dealer (“Freedom UZ”);
•	Prime Executions, Inc., a New York City, New York-based agency only institutional brokerage (“PrimeEx”);
•	Freedom Finance Technologies Ltd, a Limassol, Cyprus-based IT development company (“Freedom Technologies”);
•	LLC Freedom Finance Azerbaijan, an Azerbaijan-based financial educational center (“Freedom AZ”); and
•	FFIN Securities, Inc., a Nevada corporation (“FFIN”).

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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

In July 2020 the Company completed the acquisition of Zerich Capital Management (“Zerich”). Zerich commenced business in 1995 and is one of the oldest securities brokerage firms in Russia, ranking as the 19th largest brokerage house in Russia in terms of clients. The acquisition of Zerich allowed the Company to enhance its securities brokerage services in Russia and to expand its client base. In December 2020 Zerich was merged into Freedom RU and its separate legal existence terminated. In connection with the merger, the assets and liabilities of Zerich were transferred to Freedom RU.

The Company’s subsidiaries are participants on the Kazakhstan Stock Exchange (KASE), Astana Stock Exchange (AIX), Moscow Exchange (MOEX), Saint-Petersburg Exchange (SPBX), the Ukrainian Exchange (UX), the Republican Stock Exchange of Tashkent (UZSE) and the Uzbek Republican Currency Exchange (UZCE) and members of the New York Stock Exchange (NYSE) and Nasdaq Stock Exchange (Nasdaq). Freedom EU serves to provide the Company’s clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S. and European securities markets.

Unless otherwise specifically indicated or as is otherwise contextually required, FRHC, Freedom RU, Freedom Bank RU, Freedom KZ, Freedom Global, Freedom Bank KZ, Freedom EU, Freedom GE, Freedom UZ, PrimeEx, Freedom Technologies, Freedom AZ, FFIN and Freedom UA are collectively referred to herein as the “Company”.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting principles

The Company’s accounting policies and accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America (U.S. GAAP).

These financial statements have been prepared on the accrual basis of accounting.

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements present the consolidated accounts of FRHC, Freedom RU, Freedom Bank RU, Freedom KZ, Freedom Global, Freedom Bank KZ, Freedom EU, Freedom GE, Freedom UZ, PrimeEx, Freedom Technologies, Freedom AZ, FFIN and Freedom UA. All significant inter-company balances and transactions have been eliminated from the consolidated financial statements.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

Consolidation of variable interest entities

In accordance with accounting standards regarding consolidation of variable interest entities (“VIEs”), VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. VIEs must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing the Company’s financial statements are reasonable and prudent. Actual results could differ from those estimates.

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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

Functional currency

Management has adopted ASC 830, Foreign Currency Translation Matters as it pertains to its foreign currency translation. The Company’s functional currencies are the Russian ruble, European euro, U.S. dollar, Ukrainian hryvnia, Uzbekistani som, Kazakhstani tenge, Kyrgyzstani som and the Azerbaijani manat, and its reporting currency is the U.S. dollar. For financial reporting purposes, foreign currencies are translated into U.S. dollars as the reporting currency. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive loss”.

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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

Available-for-sale securities

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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

Debt securities issued

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

Impairment of long-lived assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the fair value from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. As of March 31, 2021 and 2020, the Company had not recorded any charges for impairment of long-lived assets.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

Impairment of goodwill

As of March 31, 2021 and 2020, goodwill recorded in the Company’s Consolidated Balance Sheets totaled $7,868 and $2,607, respectively. The Company performs an impairment review at least annually unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. In its annual goodwill impairment test, the Company estimated the fair value of the reporting unit based on the income approach (also known as the discounted cash flow method) and determined the fair value of the Company’s goodwill exceeded the carrying amount of the Company’s goodwill. The goodwill value as March 31, 2021 increased compared to March 31, 2020, due to acquisitions and foreign exchange currency translation.

The changes in the carrying amount of goodwill as of March 31, 2020 and for the year ended March 31, 2021, were as follows:

Amount
Balance as of March 31, 2020	$2,607

Acquisition of Freedom Bank KZ	2,751
Acquisition of Prime Executions	1,626
Acquisition of Zerich	810
Foreign currency translation	74

Balance as of March 31, 2021	$7,868

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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

The Company will include interest and fines arising from the underpayment of income taxes in the provision for income taxes (if anticipated). As of March 31, 2021 and 2020, the Company had no accrued interest or fines related to uncertain tax positions.

The Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has presented the deferred tax impacts of GILTI tax in its consolidated financial statements as of March 31, 2021 and 2020.

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

Segment information

The Company operates in a single operating segment offering financial services to its customers in a single geographic region covering Eurasia. The Company’s financial services business provides retail securities brokerage, research, investment counseling, securities trading, market making, corporate investment banking, underwriting and complementary banking services to its customers. The Company generates revenue from customers primarily from fee and commission income and interest income. The Company does not use profitability reports or other information disaggregated on a regional, country or divisional basis for making business decisions.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

Advertising expense

For the years ended March 31, 2021 and 2020, the Company had expenses related to advertising in the amount of $6,897 and $5,635, respectively. All costs associated with advertising are expensed in the period incurred.

Recent accounting pronouncements

In June 2016 the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. That methodology replaces the probable, incurred loss model for those assets. In November 2019, the FASB issued ASU 2019-10 “Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)”. The Board developed a philosophy to extend and simplify how effective dates are staggered between larger public companies (bucket one) and all other entities (bucket two). Those other entities include private companies, smaller public companies, not-for-profit organizations, and employee benefit plans. Under this philosophy, a major update would first be effective for bucket-one entities, that is, public business entities that are SEC filers, excluding entities eligible to be smaller reporting companies (SRCs) under the SEC’s definition. The Master Glossary of the Codification defines public business entities and SEC filers. All other entities, including SRCs, other public business entities, and nonpublic business entities (private companies, not-for-profit organizations, and employee benefit plans) would compose bucket two. For those entities, it is anticipated that the Board will consider requiring an effective date staggered at least two years after bucket one for major updates. The Company is currently an SRC and according to ASU 2019-10, qualifies for bucket two. Accordingly, ASU 2016-13 and ASU 2017-12 are effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact that ASU 2016-13 and 2017-12 will have on its consolidated financial statements and related disclosures.

In August 2020 the FASB issued Accounting Standards Update No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)”: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This ASU amends FASB Accounting Standards Codification (“ASC” or the “Codification”) to simplify the guidance on (1) accounting for convertible instruments, and (2) the derivatives scope exception for contracts in an entity’s own equity. The Board issued this update to address issues identified as a result of the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. Complexity associated with the accounting is a significant contributing factor to numerous financial statement restatements and results in complexity for users attempting to understand the results of applying the current guidance. In addressing the complexity, the Board focused on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for fiscal years beginning after August 5, 2020. The Company does not expect that the new guidance will significantly impact on its consolidated financial statements.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

In October 2020 the FASB issued Accounting Standards Update (ASU) No. 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, which amends various Securities and Exchange Commission (SEC) paragraphs in the FASB Accounting Standards Codification based on the issuance of SEC Final Rulemaking Release No. 33-10762, Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities. Release No. 33-10762 amends Rules 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered, and 3-16 of Regulation S-X, Financial Statements of Affiliates Whose Securities Collateralize an Issue Registered or Being Registered, both of which apply mainly to specific types of registered debt offerings. The amendments, which are the result of the SEC’s ongoing, comprehensive evaluation of its existing disclosure requirements, are intended to (1) make the disclosures required by the rules more useful to investors and to simplify and streamline the disclosure obligations imposed on registrants; (2) encourage issuers to offer registered guaranteed or collateralized securities, thereby potentially providing investors protection they may not be afforded in offerings conducted on an unregistered basis; and (3) increase the number of registered offerings that include guarantees as credit enhancements, which could result in a lower cost of capital for issuers and an increased level of protection for investors. ASU 2020-09 is effective for fiscal years beginning after January 4, 2021. The Company does not expect that the new guidance will significantly impact on its consolidated financial statements.

In January 2021 the FASB issued Accounting Standards Update (ASU) No. 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Table of Contents link FASB Accounting Standards Codification (ASC) Topic 848, Reference Rate Reform, for contract modifications and hedge accounting apply as well to derivatives that are affected by the changes in interest rates used for margining, discounting or contract price alignment (i.e., the discounting transition). Examples of such use include (1) rates used in interest rate swaps to compute the cash flows for the swap’s variable leg, (2) interest rate indexes used to discount the future cash flows of a derivative instrument to determine its fair value, and (3) the compensation or the interest amount earned on margin payments (i.e., contract price alignment). The amended guidance in ASU No. 2021-01 is effective immediately for all entities. The guidance may be applied on (1) a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or (2) a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of ASU No. 2021-01 through the date that financial statements are available to be issued. If any of the amendments are applied for an eligible hedging relationship, adjustments resulting therefrom must be reflected as of the date that the election is applied. The Company is currently evaluating the impact that ASU 2021-01 will have on its consolidated financial statements and related disclosures.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

In April 2021 the FASB issued Accounting Standards Update (ASU) No. 2021-03, Intangibles-Goodwill and Other: Accounting Alternative for Evaluating Triggering Events, which provides private companies and not-for-profit organizations (NFPs) with an option to perform the identification and evaluation of a triggering event for goodwill impairment only as of the end of an interim or annual reporting period. Thus, upon election of the option, goodwill impairment triggering events are required to be monitored only as of the end of each reporting period, rather than as it now stands pursuant to Table of Contents link FASB Accounting Standards Codification (ASC) Subtopic 350-20, Intangibles-Goodwill and Other-Goodwill, when a triggering event occurs. ASU No. 2021-03 was issued in response to concerns by constituents (1) about the cost and complexity of evaluating triggering events and potentially measuring a goodwill impairment during the reporting period, rather than completing the analysis as of the end of the reporting period, and (2) that because some private companies perform the goodwill impairment analysis as part of their annual financial reporting process, it is difficult for such companies to determine whether there was a triggering event during the period and the date on which the triggering event occurred. The amended guidance is effective on a prospective basis for fiscal years beginning after December 15, 2019, with early adoption permitted for both interim and annual financial statements that have not yet been issued or made available for issuance as of March 30, 2021 (i.e., the date that ASU No. 2021-03 was issued). The Company does not expect that the new guidance will significantly impact on its consolidated financial statements.

In May 2021 the FASB issued Accounting Standards Update No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the Emerging Issues Task Force (EITF) , which amends the FASB Accounting Standards Codification (ASC or the “Codification”) to provide explicit guidance, and, thus, reduce diversity in practice, on accounting by issuers for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange. This amendment provides that for an entity that presents earnings per share (EPS) in accordance with Topic 260, the effects of a modification or an exchange of a freestanding equity-classified written call option that is recognized as a dividend should be an adjustment to net income (or net loss) in the basic EPS calculation. The amended guidance becomes mandatorily effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and should be applied prospectively to modifications or exchanges occurring on or after the effective date. The Company is currently evaluating the impact that ASU 2021-04 will have on its consolidated financial statements and related disclosures.

NOTE 3 - CASH AND CASH EQUIVALENTS

	March 31, 2021	March 31, 2020

Securities purchased under reverse repurchase agreements	$248,946	$9,645
Accounts with stock exchange	98,521	14,904
Current accounts with brokers	94,494	4,051
Current account in clearing organizations	83,194	6,590
Current account with commercial banks	75,903	14,462
Current account with National Bank (Kazakhstan)	36,726	-
Current account with National Settlement Depository (Russia)	28,215	1,348
Petty cash in bank vault and on hand	25,830	8,981
Current account with Central Bank (Russia)	6,930	2,726
Current account with Central Depository (Kazakhstan)	69	501

Total cash and cash equivalents	$698,828	$63,208

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

As of March 31, 2021 and 2020, with the exception of funds deposited with a bank in the United States which may qualify for FDIC insurance up to $250,000, cash and cash equivalents were not insured. As of March 31, 2021 and 2020, the cash and cash equivalents balance included collateralized securities received under reverse repurchase agreements on the terms presented below:

	March 31, 2021
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Non-US sovereign debt	1.07%	$101,258	$-	$101,258
Corporate debt	4.42%	94,562	-	94,562
Corporate equity	2.76%	51,564	-	51,564
US sovereign debt	0.50%	1,562	-	1,562

Total		$248,946	$-	$248,946

	March 31, 2020
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	14.08%	$9,212	$15	$9,227
Corporate debt	14.25%	108	-	108
Non-US sovereign debt	17.18%	53	257	310

Total		$9,373	$272	$9,645

The securities received by the Company as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Company under reverse repurchase agreements as of March 31, 2021 and 2020, was $272,586 and $10,272, respectively.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 4 - RESTRICTED CASH

Restricted cash for the periods ended March 31, 2021 and 2020, consisted of:

	March 31, 2021	March 31, 2020

Brokerage customers’ cash	$427,233	$63,506
Deferred distribution payment	8,534	2,097
Reserve with Central Bank of Russia	1,758	476
Guaranty deposits	433	518

Total restricted cash	$437,958	$66,597

As of March 31, 2021 and 2020, the Company’s restricted cash included the cash portion of the funds segregated in a special custody account for the exclusive benefit of our brokerage customers and required reserves with the Central Bank of the Russian Federation which represents cash on hand balance requirements and deferred distribution payments. The deferred distribution payment amount is a reserve held for distribution to stockholders who have not yet claimed their distributions from the 2011 sale of the Company’s oil and gas exploration and production operations of $8,534. This distribution is currently payable, subject to the entitled stockholders completing and submitting to the Company the necessary documentation to claim his, her or its distribution payments. The Company has no control over when, or if, an entitled stockholder will submit the necessary documentation to claim their distribution payment. The entire deferred distribution payment amount was held in cash at March 31, 2021. At March 31, 2020, $6,437 of the deferred distribution payment amount was held in available-for-sale securities including debt securities, certificates of deposit, mutual funds and preferred shares, and $2,097 was held in cash.

NOTE 5 - TRADING AND AVAILABLE-FOR-SALE SECURITIES AT FAIR VALUE

As of March 31, 2021 and 2020, trading and available-for-sale securities consisted of:

	March 31, 2021	March 31, 2020

Corporate debt	$334,763	$58,519
Non-US sovereign debt	333,619	28,495
Corporate equity	47,340	69,530
US sovereign debt	10,828	-
Exchange traded notes	9,638	-
Total trading securities	$736,188	$156,544

Certificate of deposit	$-	$5,076
Mutual investment funds	-	672
Debt securities	-	405
Preferred shares	-	284
Equity securities	1	1
Total available-for-sale securities, at fair value	$1	$6,438

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

As of March 31, 2021, the Company held debt securities of two issuers which individually exceeded 10% of the Company’s total trading securities - the Ministry of Finance of the Republic of Kazakhstan and the Kazakhstan Sustainability Fund JSC of $293,451 and $193,677, respectively. As of March 31, 2020, the Company held debt and equity securities of three issuers which individually exceeded 10% of the Company’s total trading securities - debt securities of KazAgroFinance JSC of $30,253, and equity securities of Kcell JSC and KEGOC JSC of $21,754 and $21,750, respectively.

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

The following tables present trading securities assets in the Consolidated Financial Statements or disclosed in the Notes to the Consolidated Financial Statements at fair value on a recurring basis as of March 31, 2021 and 2020:

			Fair Value Measurements at March 31, 2021 using
	Weighted average		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant unobservable units
	interest rate	Total	(Level 1)	(Level 2)	(Level 3)

Corporate debt	9.22%	$334,763	$334,403	$-	$360
Non-U.S. sovereign debt	8.06%	333,619	333,619	-	-
Corporate equity	-	47,340	28,630	1	18,709
U.S. sovereign debt	1.68%	10,828	10,828	-	-
Exchange traded notes	-	9,638	9,638	-	-

Total trading securities		$736,188	$717,118	$1	$19,069

Equity securities	-	$1	$-	$-	$1
Total available-for-sale securities, at fair value		$1	$-	$-	$1

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

			Fair Value Measurements at March 31, 2020 using
	Weighted average		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant unobservable units
	interest rate	Total	(Level 1)	(Level 2)	(Level 3)

Corporate equity	-	$69,530	$58,271	$-	$11,259
Corporate debt	9.51%	58,519	58,519	-	-
Non-U.S. sovereign debt	5.22%	28,495	28,495	-	-

Total trading securities		$156,544	$145,285	$-	$11,259

Equity securities	-	$1	$-	$-	$1
Debt securities	6.48%	405	-	405	-
Certificate of deposit	0.66%	5,076	-	5,076	-
Mutual investment funds	-	672	672	-	-
Preferred shares	-	284	-	284	-
Total available-for-sale securities, at fair value		$6,438	$672	$5,765	$1

The table below presents the Valuation Techniques and Significant Level 3 Inputs used in the valuation as of March 31, 2021 and 2020. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of March 31, 2021	FV as of March 31, 2020	Significant Unobservable Inputs	%

Corporate equity	DCF	$18,408	$11,259	Discount rate	10.4%
				Estimated number of years	9 years
Corporate equity	DCF	$301	-	Discount rate	19.4%
				Estimated number of years	9 years
Corporate debt	DCF	$360	-	Discount rate	16.5%
				Estimated number of years	9 years

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended March 31, 2021:

	Trading securities	Available-for-sale securities
Balance as of March 31, 2019	$504	$2

Sale of investments that use Level 3 inputs	(497)	-
Purchase of investments that use Level 3 inputs	10,430	-
Revaluation of investments that use Level 3 inputs	829	-
Foreign currency translation	(7)	(1)
Balance as of March 31, 2020	$11,259	$1

Sale of investments that use Level 3 inputs	(2)	-
Purchase of investments that use Level 3 inputs	834	-
Revaluation of investments that use Level 3 inputs	6,978	-
Foreign currency translation	-	-
Balance as of March 31, 2021	$19,069	$1

The table below presents the amortized cost, unrealized gains and losses accumulated in other comprehensive income/(loss), and fair value of available-for-sale securities as of March 31, 2021 and 2020:

	March 31, 2021
	Assets measured at amortized cost	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value

Equity securities	1	-	1

Balance as of March 31, 2021	1	-	1

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

	March 31, 2020
	Assets measured at amortized cost	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value

Certificate of deposit	$5,050	$26	$5,076
Mutual investment funds	696	(24)	672
Debt securities	456	(51)	405
Preferred shares	306	(22)	284
Equity securities	1	-	1

Balance as of March 31, 2021	$6,509	$(71)	$6,438

The total balance as of March 31, 2020, was held in reserve by the Company to satisfy the “deferred distribution payments” described in Note 4 - Restricted Cash.

NOTE 6 - BROKERAGE AND OTHER RECEIVABLES, NET

Brokerage and other receivables, net of the Company are comprised of the following:

	March 31, 2021	March 31, 2020

Margin lending receivables	$58,095	$107,770
Receivables from brokerage clients	4,199	4,396
Dividends accrued	1,392	1
Long-term installments receivables	1,280	-
Bank commissions receivable	767	218
Receivable for underwriting and market-making services	564	67
Receivable from sale of securities	484	1,498
Other receivables	56	50

Allowance for receivables	(2,036)	(313)

Total brokerage and other receivables, net	$64,801	$113,687

On March 31, 2021 and 2020, amounts due from a single related party customer were $8,948 and $90,696, respectively or 14% and 80% respectively, of total brokerage and other receivables, net. Based on historical data, the Company considers receivables due from related parties fully collectible. As of March 31, 2021 and 2020, using historical and statistical data, the Company recorded an allowance for brokerage receivables in the amounts of $2,036 and $313, respectively.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 7- LOANS ISSUED

Loans issued as of March 31, 2021, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Subordinated loan	$5,033	December 2022-April 2024	3.69%	-	USD
Uncollateralized non-bank loan	2,382	January 2022 - February 2022	3.00%	-	USD
Uncollateralized non-bank loan	1,384	May 2021	13.00%	-	RUB
Subordinated loan	1,331	September 2029	7.00%	-	UAH
Bank customer loans	880	March 2024	15.41%	729	KZT
Bank customer loans	657	July 2021 - September 2045	11.27%	611	RUB
	$11,667

Loans issued as of March 31, 2020, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Subordinated loan	$5,042	December 2022-April 2024	3.69%	-	USD
Uncollateralized non-bank loan	2,313	January 2021 - February 2021	3.00%	-	USD
Bank customer loans	1,635	July 2020 - May 2044	14.31%	258	RUB
Subordinated loan	1,333	September 2029	7.00%	-	UAH
Uncollateralized non-bank loan	129	March 2021	6.00%	-	RUB
Loans to key employees	9	December 2020	4.50%	-	EUR
	$10,461

NOTE 8 - DEFERRED TAX (LIABILITIES)/ASSETS

The Company is subject to taxation in the Russian Federation, Kazakhstan, Kyrgyzstan, Cyprus, Ukraine, Uzbekistan, Germany and the United States of America.

The tax rates used for deferred tax assets and liabilities for the years ended March 31, 2021 and 2020, were 21% for the U.S., 20% for the Russian Federation, Kazakhstan, Kyrgyzstan, 31% for Germany, 12.5% for Cyprus, 18% for Ukraine and 15% for Uzbekistan.

Deferred tax assets and liabilities of the Company are comprised of the following:

	March 31, 2021	March 31, 2020

Deferred tax assets:
Tax losses carryforward	$316	$1,691
Accrued liabilities	236	7
Depreciation	16	-
Revaluation on trading securities	-	72
Stock compensation expenses	-	4
Valuation allowance	(316)	(677)
Deferred tax assets	$252	$1,097

Deferred tax liabilities:
Revaluation on trading securities	$2,546	$513
Fixed and Intangible Assets	1,568	-
Subordinated debt	523	-
Other liabilities	-	14
Deferred tax liabilities	$4,637	$527

Net deferred tax (liabilities)/assets	$(4,385)	$570

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

The Company is subject to the U.S. federal income taxes at a rate of 21%. The reconciliation of the provision for income taxes at the 21% tax rate compared to the Company’s income tax expense as reported is as follows:

	Year ended March 31, 2021	Year ended March 31, 2020

Profit before tax at 21%	$36,335	$5,908
Global intangible low taxed income	18,451	4,803
Stock based compensation	348	551
Provision for impairment losses	187	(295)
Permanent differences	24	793
Valuation allowance	(361)	416
Nontaxable gains	(4,244)	401
Foreign tax credit	(10,155)	(3,503)
Foreign tax rate differential	(10,487)	(2,938)
Losses carried forward adjustment	-	(154)
Other differences	-	20
Income tax provision	$30,098	$6,002

The income tax expense comprises:

	Year ended March 31, 2021	Year ended March 31, 2020
Current income tax charge	$27,386	$5,307
Deferred income tax charge	2,712	695
Income tax provision	$30,098	$6,002

During the years ended March 31, 2021 and 2020, the Company realized net income before income tax of $173,022 and $28,132, respectively. During the same periods, the Company’s effective tax rate was equal to 17.4% and 21.34%, respectively. This decrease in income tax expense was primarily attributable to non-taxable gains on trading securities in Freedom KZ and Freedom Bank KZ.

Tax losses carryforward as of March 31, 2021, was $316 in Uzbekistan.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 9 - FIXED ASSETS, NET

Fixed assets, net of the Company includes the following:

	March 31, 2021	March 31, 2020

Buildings	$8,014	$-
Office equipment	3,504	2,184
Capital expenditures on leasehold improvements	2,718	1,968
Processing and storage data centers	2,307	960
Furniture	2,049	1,865
Land	1,533	778
Vehicles	831	378
Other	1,380	476

Less: Accumulated depreciation	(3,951)	(2,225)

Total fixed assets	$18,385	$6,384

Depreciation expense totaled $2,615 and $1,407 for the years ended March 31, 2021 and 2020, respectively.

NOTE 10 - INTANGIBLE ASSETS, NET

Intangible assets, net of the Company is comprised of the following:

	March 31, 2021	March 31, 2020

Client base	$6,324	$2,185
Software	3,693	1,622
Trading platform	2,610	2,543
Licenses	2,016	215

Less: Accumulated amortization	(4,858)	(3,143)

Total intangible assets	$9,785	$3,422

Amortization expense totaled $1,210 and $1,251 for the years ended March 31, 2021 and 2020, respectively.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 11 - OTHER ASSETS, NET

Other assets, net of the Company is comprised of the following:

	March 31, 2021	March 31, 2020

Advances paid	$8,383	$5,830
Outstanding settlement operations	5,732	310
Due from financial institutions	2,094	-
Current income tax asset	947	851
Taxes other than income taxes	888	310
Rent guarantee deposit	796	1,355
Other	1,090	427

Total other assets	19,930	9,083

Allowance for other assets	(28)	(21)

Other assets, net	$19,902	$9,062

NOTE 12 - SECURITIES REPURCHASE AGREEMENT OBLIGATIONS

As of March 31, 2021 and 2020, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	March 31, 2021
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Over 90 days	Total

Securities sold under repurchase agreements
Non-US sovereign debt	9.28%	$229,812	$-	$-	$229,812
Corporate debt	9.27%	189,337	-	-	189,337
Corporate equity	3.78%	5,757	-	-	5,757
US sovereign debt	0.40%	1,809	-	-	1,809
Total securities sold under repurchase agreements		$426,715	$-	$-	$426,715

	March 31, 2020
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Over 90 days	Total

Securities sold under repurchase agreements
Corporate equity	12.16%	$20,711	$-	$-	$20,711
Corporate debt	13.27%	15,974	-	-	15,974
Non-US sovereign debt	13.00%	11,519	-	-	11,519
Total securities sold under repurchase agreements		$48,204	$-	$-	$48,204

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

The fair value of collateral pledged under repurchase agreements as of March 31, 2021 and 2020, was $426,669 and $54,222, respectively.

Securities pledged as collateral by the Company under repurchase agreements are liquid trading securities with market quotes and significant trading volume.

NOTE 13 - CUSTOMER LIABILITIES

The Company recognizes customer liabilities associated with funds held by our brokerage and bank customers. Customer liabilities consist of:

	March 31, 2021	March 31, 2020

Brokerage customers	$938,086	$115,922
Banking customers	225,611	52,510
Total	$1,163,697	$168,432

As of March 31, 2021, banking customer liabilities consisted of current accounts and deposits of $133,493 and $92,118, respectively. As of March 31, 2020, banking customer liabilities consisted of current accounts and deposits of $25,384 and $27,126, respectively.

NOTE 14 - TRADE PAYABLES

Trade payables of the Company is comprised of the following:

	March 31, 2021	March 31, 2020

Margin lending payable	$20,120	$6,101
Payables to suppliers of goods and services	1,708	202
Trade payable for securities purchased	264	1,860
Guarantee fee received	31	-
Other	181	235
Total	$22,304	$8,398

On March 31, 2021 and 2020, amounts due to a single related party $13,810 or 62% and $4,306 or 51%, respectively.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 15 - SECURITIES SOLD, NOT YET PURCHASED - AT FAIR VALUE

As of March 31, 2021 and 2020, the Company’s securities sold, not yet purchased - at fair value was $8,592 and $0, respectively.

During the year ended March 31, 2021, the Company sold shares that were not owned by the Company in the amount of $8,531. During the year ended March 31, 2021, the Company recognized a loss on change in fair value of financial liabilities in the amounts of $61 in the Consolidated Statements of Operations and Statements of Other Comprehensive Income.

During the year ended March 31, 2020, the Company sold shares that were not owned by the Company and recognized financial liabilities at fair value in the amount of $3,550 and closed short positions in the amount of $4,377. During the year ended March 31, 2020, the Company recognized a loss on the change in fair value of financial liabilities at fair value in the Consolidated Statements of Operations and Statements of Other Comprehensive Income/(Loss) in the amount of $827.

A short sale involves the sale of a security that is not owned in the expectation of purchasing the same security (or a security exchangeable) at a later date at a lower price. A short sale involves the risk of a theoretically unlimited increase in the market price of the security that would result in a theoretically unlimited loss.

NOTE 16 - LOANS RECEIVED

Loans received by the Company includes:

Company	Lender	March 31, 2021	March 31, 2020	Interest rate	Term	Maturity dates
Freedom Holding Corp.	Non-Bank	$3,373	$-	5%	14 months	12/31/21
Total		$3,373	$-

Non-bank loans received are unsecured. As of March 31, 2021 and 2020, accrued interest on the loans totaled $73 and $0, respectively.

NOTE 17 - DEBT SECURITIES ISSUED

Outstanding debt securities of the Company include the following:

	March 31, 2021	March 31, 2020

Debt securities issued denominated in USD	$60,743	$64,783
Debt securities issued denominated in RUB	6,605	6,432
Accrued interest	1,095	1,081
Total	$68,443	$72,296

As of March 31, 2021 and 2020, the Company’s outstanding debt securities had fixed annual coupon rates ranging from 6.5% to 12% and maturity dates ranging from May 2021 to January 2023. The Company’s debt securities include bonds of Freedom KZ and Freedom RU issued under Kazakhstan and Russian Federation law, which trade on the KASE and the MOEX, respectively. The Company’s debt securities also include $20,496 in the aggregate number of notes of FRHC issued from December 2019 to February 2020. The FRHC notes, denominated in U.S. dollars, have minimum denominations of $100 bear interest at an annual rate of 7.00% and are due in December 2022. The FRHC notes were issued under Astana International Financial Centre law and trade on the AIX.

Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 18 - OTHER LIABILITIES

Other liabilities of the Company is comprised of the following:

	March 31, 2021	March 31, 2020
Outstanding settlements operations	$2,835	$307
Vacation reserve	1,672	933
Salaries and other employee benefits	1,623	999
Payable to suppliers	1,574	353
Taxes payable other than income tax	173	38
Other	962	201
Total	$8,839	$2,831

NOTE 19 - FEE AND COMMISSION INCOME/(EXPENSE)

Fee and commission income/(expense) of the Company is comprised of the following:

	Year ended March 31, 2021	Year ended March 31, 2020

Fee and commission income:

Brokerage services	$245,913	$82,800
Bank services	12,403	7,240
Underwriting services	8,345	2,360
Other commission income	5,278	268

Total fee and commission income	$271,939	$92,668

Fee and commission expense:

Brokerage services	$63,098	$18,673
Bank services	5,095	1,299
Stock exchange services	1,924	710
Central Depository services	440	775
Other commission expense	2,543	479

Total fee and commission expense	$73,100	$21,936

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 20 - NET GAIN ON TRADING SECURITIES

Net gain on trading securities is comprised of:

	Year ended March 31, 2021	Year ended March 31, 2020

Net gain recognized during the period on trading securities sold during the period	$39,267	$22,770
Net unrealized gain/(loss) recognized during the reporting period on trading securities still held at the reporting date	6,919	(7,847)
Net gain recognized during the period on trading securities	$46,186	$14,923

NOTE 21 - NET INTEREST INCOME/ (EXPENSE)

Net interest income/(expense) includes:

	Year ended March 31, 2021	Year ended March 31, 2020

Interest income:
Interest income on financial assets recorded at amortized cost comprises:

Interest income on reverse repurchase agreements and amounts due from banks	$3,428	$1,586
Interest income on loans to customers	579	572

Total interest income on financial assets recorded at amortized cost	4,007	2,158

Interest income on financial assets recorded at fair value through profit or loss comprises:

Interest income on trading securities	26,866	9,976

Total interest income on financial assets recorded at fair value through profit or loss	26,866	9,976

Total interest income	$30,873	$12,134
Interest expense:
Interest expense on financial liabilities recorded at amortized cost comprises:

Interest expense on securities repurchase agreement obligations	$14,574	$7,140
Interest expense on customer accounts and deposits	7,269	1,598
Interest expense on debt securities issued	5,134	3,220
Interest expense on loans received	362	437
Other interest expense	27	4
Total interest expense on financial liabilities recorded at amortized cost	27,366	12,399

Total interest expense	$27,366	$12,399

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 22 - NET GAIN ON FOREIGN EXCHANGE OPERATIONS

Net gain on foreign exchange operations includes:

	Year ended March 31, 2021	Year ended March 31, 2020

Sales and purchases of foreign currency, dealing	$1,111	$1,197
Translation difference	2,317	1,118
Total net gain on foreign exchange operations	$3,428	$2,315

NOTE 23 - RELATED PARTY TRANSACTIONS

During the years ended March 31, 2021 and 2020, the Company earned commission income from related parties in the amounts of $198,902 and $79,143, respectively. Commission income earned from related parties is comprised primarily of brokerage commissions and commissions for money transfers by brokerage clients.

During the years ended March 31, 2021 and 2020, the Company paid commission expense to related parties in the amount of $20,291 and $3,668, respectively.

As of March 31, 2021 and 2020, the Company had cash and cash equivalents held in brokerage accounts of related parties totaling $12,256 and $212, respectively.

As of March 31, 2021 and 2020, the Company had loans issued to related parties totaling $0 and $1,477, respectively.

As of March 31, 2021 and 2020, the Company had bank commission receivables and receivables from brokerage clients from related parties totaling $962 and $3,611, respectively. Brokerage and other receivables from related parties result principally from commissions receivable on the brokerage operations of related parties.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

As of March 31, 2021 and 2020, the Company had margin lending receivables with related parties totaling $9,886 and $105,892, respectively.

As of March 31, 2021 and 2020, the Company had margin lending payables to related parties, totaling $13,810 and $4,306, respectively.

As of March 31, 2021 and 2020, the Company had accounts payable due to a related party totaling $339 and $1,879, respectively.

As of March 31, 2021 and 2020, the Company had financial liability due to a related party totaling $1,707 and $0, respectively.

As of March 31, 2021 and 2020, the Company had customer liabilities on brokerage accounts and bank accounts of related parties totaling $327,610 and $26,150, respectively.

As of March 31, 2021 and 2020, the Company had restricted customer cash deposited in current and brokerage accounts with related parties in the amounts of $156,878 and $25,563.

Brokerage and related banking services, including margin lending, were provided to such related parties pursuant standard client account agreements and at standard market rates.

NOTE 24 - STOCKHOLDERS’ EQUITY

During the year ended March 31, 2021, non-qualified stock options to purchase 60,000 shares were exercised at a strike price of $1.98 per share for total proceeds of $118. During the year ended March 31, 2020, non-qualified stock options to purchase 230,000 shares were exercised at a strike price of $1.98 per share for total proceeds of $455.

On December 30, 2020, the Company awarded restricted stock grants in the amount of 15,000 shares of its common stock to three employees. Of the 15,000 shares awarded pursuant to the restricted stock grant awards, 4,500 shares are subject to one-year vesting conditions, 4,500 shares are subject to two-year vesting conditions and 6,000 shares are subject to three-year vesting conditions.

On October 6, 2017, the Company awarded restricted stock grants totaling 3,900,000 shares of its common stock to 16 employees and awarded nonqualified stock options to purchase an aggregate of 360,000 shares of its common stock to two employees. Of the 3,900,000 shares awarded pursuant to the restricted stock grant awards, 1,200,000 shares were subject to two-year vesting conditions and 2,700,000 shares were subject to three-year vesting conditions. All of the nonqualified stock options were subject to three-year vesting conditions. On October 6, 2020, the remaining unvested restricted stock awards and nonqualified stock options from these grants made on October 6, 2017, vested to the respective grantees.

The Company recorded stock-based compensation expense for restricted stock grants and stock options in the amount of $1,147 during the year ended March 31, 2021, and $2,625 during the year ended March 31, 2020.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 25 - STOCK BASED COMPENSATION

Total compensation expense related to options granted on October 6, 2017 was $112 for the year ended March 31, 2021, and $216 for the year ended March 31, 2020. During the year ended March 31, 2021, options to purchase a total of 60,000 shares were exercised.

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

The following is a summary of stock option activity for year ended March 31, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, March 31, 2020	120,000	$1.98	7.52	$1,466
Granted	-	-	-	-
Exercised	(60,000)	1.98	-	1,711
Forfeited/cancelled/expired	-	-	-	-
Outstanding, at March 31, 2021	60,000	$1.98	6.52	$3,083
Exercisable, at March 31, 2021	60,000	$1.98	6.52	$3,083

During the year ended March 31, 2021, a total of 15,000 restricted shares were awarded. The compensation expense related to restricted stock grants was $1,035 during the year ended March 31, 2021, and $2,409 during the year ended March 31, 2020. As of March 31, 2021, there was $717 of total unrecognized compensation cost related to non-vested shares of common stock granted. The cost is expected to be recognized over a weighted average period of 2.75 years.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

The table below summarizes the activity for the Company’s restricted stock outstanding during the year ended March 31, 2021:

	Shares	Weighted Average Fair Value
Outstanding, March 31, 2020	2,275,000	$4,777
Granted	15,000	775
Vested	(2,275,000)	(4,777)
Forfeited/cancelled/expired	-	-
Outstanding, at March 31, 2021	15,000	$775

During the years ended March 31, 2021 and 2020, the Company recorded expenses for share based payments for consulting services in the amount of $517 and $1,052, respectively.

NOTE 26 - LEASES

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

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of March 31, 2021:

	Classification on Balance Sheet	March 31, 2021
Assets
Operating lease assets	Right-of-use assets	$13,262
Total lease assets		$13,262

Liabilities
Operating lease liability	Operating lease obligations	$13,249
Total lease liability		$13,249

Lease obligations at March 31, 2021, consisted of the following:

Twelve months ending March 31,
2022	$6,960
2023	5,681
2024	1,601
2025	696
2026	185
Thereafter	220
Total payments	15,343
Less: amounts representing interest	(2,094)
Lease liability, net	$13,249
Weighted average remaining lease term (in months)	24
Weighted average discount rate	12%

Lease commitments for short-term operating leases as of March 31, 2021 was approximately $425. The Company’s rent expense for office space was $951 for the year ended March 31, 2021 and $1,147 for the year ended March 31, 2020, respectively.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 27 - ACQUISITIONS

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

Acquisition of Zerich

On July 2, 2020, we completed the acquisition of Zerich following receipt of approval from the Russian Federal Antimonopoly Service. Zerich commenced business in 1995 and is one of the oldest securities brokerage firms in Russia. The Company acquired Zerich for $7,110. The total purchase price was allocated as follows:

Purchase price allocation
As of July 2, 2020
Assets:
Cash and cash equivalents	$26,760
Restricted cash	1,231
Trading securities	2,828
Fixed assets	8
Intangible assets	3,733
Right-of-use asset	454
Brokerage and other receivables	376
Other assets	94
Total assets	$35,484

Liabilities:
Customer liabilities	$25,799
Securities repurchase agreement obligation	1,600
Lease liabilities	497
Trade and other payables	104
Deferred income tax liabilities	765
Other liabilities	419
Total liabilities	$29,184

Net assets acquired	$6,300

Goodwill	810

Total purchase price	$7,110

On December 27, 2020, Zerich was merged into Freedom RU and its separate legal existence terminated. The assets and liabilities of Zerich were transferred to Freedom RU at their perspective carrying amounts on the date of the merger was completed.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2021 (All amounts in thousands of United States dollars, unless otherwise stated)

Acquisition of PrimeEx

On December 29, 2020, the Company completed the acquisition of PrimeEx. PrimeEx commenced business in 1985 and is an agency only institutional brokerage at the NYSE. The Company acquired PrimeEx for $2,500. The total purchase price was allocated as follows:

Purchase price allocation
As of December 29, 2020
Assets:
Cash and cash equivalents	$206
Brokerage and other receivables	849
Intangible assets	532
Other assets	9
Total assets	$1,596

Liabilities:
Deferred income tax liabilities	$112
Other liabilities	610
Total liability	$722

Net Assets Acquired	$874

Goodwill	1,626

Total purchase price	$2,500

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

Purchase price allocation
As of December 25, 2020
Assets:
Cash and cash equivalents	$129,185
Trading securities	50,684
Brokerage and other receivables	2,601
Fixed assets	10,987
Intangible assets	2,769
Right-of-use asset	338
Loans issued	1,023
Other assets	2,360
Total assets	$199,947

Liabilities:
Customer liabilities	$117,195
Current income tax liability	1,234
Trade payables	104
Securities repurchase agreement obligation	28,500
Lease liability	338
Other liabilities	831
Deferred income tax liabilities	1,399
Total liability	$149,601

Net Assets Acquired	$50,346

Goodwill	2,751

Consideration paid for common shares	40,984
Consideration paid for preferred shares	2,478
Consideration paid for subordinated loans	9,635
Total purchase price	$53,097

NOTE 28 - COMMITMENTS AND CONTINGENCIES

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

Bank guarantees

Bank guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support trade transactions or guarantee arrangements. The credit risk involved in issuing guarantees is essentially the same as that involved in extending loan facilities to customers. A significant portion of the issued guarantees are collateralized by cash. Total lending related commitments outstanding at March 31, 2021, were as follows:

As of March 31, 2021
Bank guarantees	$6,594
Unfunded commitments under lines of credit	182
$6,776

NOTE 29 - SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through the time of filing this annual report on Form 10-K with the SEC. Other than as disclosed below, during this period the Company did not have any additional material recognizable subsequent events.

On May 18, 2021, the Company awarded restricted stock grants totaling 1,031,500 shares of its common stock to 56 employees and consultants of the Company, including two executive officers of the Company.

On May 26, 2021, debt securities of Freedom KZ denominated in Kazakhstan tenge and indexed to U.S. dollar which had a fixed annual coupon rate of 8% and a carrying value of $10,477 including interest accrued of $274 as of March 31, 2021, matured and were retired by Freedom KZ.

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