Form 10-Q
period 2021-06-30
Freedom Holding Corp.
filed 2021-08-09
CIK 924805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

As of August 4, 2021, the registrant had 59,474,712 shares of common stock, par value $0.001, issued and outstanding.

FREEDOM HOLDING CORP.

FORM 10-Q

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(All amounts in thousands of United States dollars, unless otherwise stated)

	June 30, 2021	March 31, 2021
ASSETS
Cash and cash equivalents	$674,076	$698,828
Restricted cash	419,046	437,958
Trading securities	825,364	736,188
Available-for-sale securities, at fair value	1	1
Brokerage and other receivables, net	121,450	64,801
Loans issued	13,385	11,667
Fixed assets, net	20,081	18,385
Intangible assets, net	9,487	9,785
Goodwill	7,891	7,868
Right-of-use asset	17,450	13,262
Other assets, net	19,112	19,902

TOTAL ASSETS	$2,127,343	$2,018,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities repurchase agreement obligations	$442,494	$426,715
Customer liabilities	1,067,864	1,163,697
Trade payables	150,673	22,304
Current income tax liability	21,362	14,843
Securities sold, not yet purchased – at fair value	14,753	8,592
Loans received	3,414	3,373
Debt securities issued	58,123	68,443
Lease liability	17,345	13,249
Deferred income tax liabilities	2,243	4,385
Deferred distribution payments	8,534	8,534
Other liabilities	7,697	8,839

TOTAL LIABILITIES	$1,794,502	$1,742,974

Commitments and Contingent Liabilities (Note 19)	-	-

SHAREHOLDERS’ EQUITY
Common stock - $0.001 par value; 500,000,000 shares authorized; 59,474,712 and 58,443,212 shares issued and outstanding as of June 30, 2021 and March 31, 2021, respectively	58	58
Additional paid in capital	106,834	104,672
Retained earnings	260,388	208,628
Accumulated other comprehensive loss	(32,746)	(36,046)

TOTAL EQUITY ATTRIBUTABLE TO THE COMPANY	334,534	277,312

Noncontrolling interest	(1,693)	(1,641)
TOTAL SHAREHOLDERS’ EQUITY	332,841	275,671

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,127,343	$2,018,645

The accompanying notes are an integral part of these condensed consolidated financial statements

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)

(All amounts in thousands of United States dollars, unless otherwise stated)

	Three months ended June 30,
	2021	2020
Revenue:

Fee and commission income	$97,406	$43,339
Interest income	18,077	4,249
Net gain on trading securities	9,900	9,084
Net loss on foreign exchange operations	(1,187)	(248)
Net loss on derivative	(59)	(9)

TOTAL REVENUE, NET	124,137	56,415

Expense:
Fee and commission expense	21,863	9,769
Interest expense	14,272	3,744
Operating expense	30,318	14,426
Provision for impairment losses/(recoveries)	293	(378)
Other expense/(income), net	14	(27)

TOTAL EXPENSE	66,760	27,534
NET INCOME BEFORE INCOME TAX	57,377	28,881

Income tax expense	(5,669)	(4,605)

NET INCOME	$51,708	$24,276

Less: Net (loss)/ income attributable to noncontrolling interest in subsidiary	(52)	423

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$51,760	$23,853

OTHER COMPREHENSIVE INCOME
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	-	71
Foreign currency translation adjustments, net of tax effect	3,300	8,633

COMPREHENSIVE INCOME BEFORE NONCONTROLLING INTERESTS	$55,008	$32,980

Less: Comprehensive (loss)/income attributable to noncontrolling interest in subsidiary	(52)	423

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$55,060	$32,557
BASIC NET INCOME PER COMMON SHARE (In US Dollars)	0.87	0.42
DILUTED NET INCOME PER COMMON SHARE (In US Dollars)	0.87	0.42
Weighted average number of shares (basic)	59,474,712	58,358,212
Weighted average number of shares (diluted)	59,531,446	58,455,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(All amounts in thousands of United States dollars, unless otherwise stated)

	For The Three months ended
	June 30, 2021	June 30, 2020

Cash Flows (Used In)/From Operating Activities
Net income	$51,708	$24,276
Adjustments to reconcile net income from operating activities:
Depreciation and amortization	1,307	700
Noncash lease expense	1,854	1,606
Change in deferred taxes	(2,216)	943
Stock compensation expense	2,162	525
Unrealized (gain)/loss on trading securities	(4,583)	2,206
Net gain on derivatives	-	(2,312)
Net change in accrued interest	(4,054)	(1,230)
Allowances/(recovery) for receivables	293	(378)
Changes in operating assets and liabilities:
Lease liabilities	(2,063)	(1,482)
Trading securities	(77,857)	(7,517)
Brokerage and other receivables	(54,152)	16,844
Loans issued	(1,968)	632
Other assets	2,431	128
Securities sold, not yet purchased – at fair value	6,467	-
Customer liabilities	(122,275)	621,166
Current income tax liability	5,007	3,130
Trade payables	128,260	30,321
Other liabilities	(1,262)	1,168
Net cash flows (used in)/from operating activities	(70,941)	690,726

Cash Flows (Used In)/From Investing Activities
Purchase of fixed assets	(2,762)	(1,488)
Proceeds from sale of fixed assets	179	214
Proceeds from sale of available-for-sale securities, at fair value	-	6,508
Net cash flows (used in)/from investing activities	(2,583)	5,234

Cash Flows From/(Used In) Financing Activities
Proceeds from securities repurchase agreement obligations	16,792	5,275
Proceeds from issuance of debt securities	-	1,045
Repurchase of debt securities	(10,105)	(7,300)
Net cash flows from/(used in) financing activities	6,687	(980)

Effect of changes in foreign exchange rates on cash and cash equivalents	23,173	13,890

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(43,664)	708,870
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,136,786	129,805
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,093,122	$838,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(All amounts in thousands of United States dollars, unless otherwise stated)

	For The Three months ended
	June 30, 2021	June 30, 2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,514	$2,602
Income tax paid	$2,824	$79

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$5,705	$658

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30, 2021	June 30, 2020

Cash and cash equivalents	$674,076	$199,303
Restricted cash	419,046	639,372
Total cash, cash equivalents and restricted cash shown as in the statement of cash flows	$1,093,122	$838,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid	Retained	Accumulated other comprehensive	Non-controlling
	Shares	Amount	in capital	earnings	loss	interest	Total

Balance As At March 31, 2020	58,358,212	$58	$102,890	$66,335	$(37,974)	$(2,272)	$129,037

Stock based compensation	-	-	525	-	-	-	525
Exercise of options	-	-	-	-	71	-	71
Translation difference	-	-	-	-	8,633	-	8,633
Net income	-	-	-	23,853	-	423	24,276

Balance As At June 30, 2020	58,358,212	$58	$103,415	$90,188	$(29,270)	$(1,849)	$162,542

Balance As At March 31, 2021	58,443,212	$58	$104,672	$208,628	$(36,046)	$(1,641)	$275,671

Stock based compensation	1,031,500	-	2,162	-	-	-	2,162
Translation difference	-	-	-	-	3,300	-	3,300
Net income (loss)	-	-	-	51,760	-	(52)	51,708

Balance As At June 30, 2021	$59,474,712	$58	$106,834	$260,388	$(32,746)	$(1,693)	$332,841

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

The Company owns directly, or through subsidiaries, the following companies:

•	LLC Investment Company Freedom Finance, a Moscow, Russia-based securities broker-dealer (“Freedom RU”);
•	LLC FFIN Bank, a Moscow, Russia-based bank (“Freedom Bank RU”);
•	JSC Freedom Finance, an Almaty, Kazakhstan-based securities broker-dealer (“Freedom KZ”);
•	Freedom Finance Global, PLC, an Astana International Financial Centre-based securities broker-dealer, (“Freedom Global”);
•	Bank Freedom Finance Kazakhstan JSC, an Almaty, Kazakhstan-based bank (“Freedom Bank KZ”);
•	Freedom Finance Europe Limited, a Limassol, Cyprus-based broker-dealer (“Freedom EU”);
•	Freedom Finance Germany GmbH, a Berlin, Germany-based tied agent of Freedom EU (“Freedom GE”);
•	LLC Freedom Finance Uzbekistan, a Tashkent, Uzbekistan-based broker-dealer (“Freedom UZ”);
•	Prime Executions, Inc., a New York City, New York-based agency only institutional brokerage (“PrimeEx”);
•	Freedom Finance Technologies Ltd, a Limassol, Cyprus-based IT development company (“Freedom Technologies”);
•	LLC Freedom Finance Azerbaijan, an Azerbaijan-based financial educational center (“Freedom AZ”);
•	FFIN Securities, Inc., a Nevada corporation (“FFIN”); and
•	Freedom Finance Special Purpose Company LTD (“Freedom SPC”).

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All amounts in thousands of United States dollars, unless otherwise stated)

As of June 30, 2021, the Company also owned a 32.88% interest in LLC Freedom Finance Ukraine, a Kiev, Ukraine-based broker-dealer (“Freedom UA”). The remaining 67.12% interest in Freedom UA was owned by Askar Tashtitov, the Company’s president. However, due to recent amendments by regulators to further restrict foreign ownership of registered Ukrainian broker-dealers, in July 2021 the Company was required to sell an additional 23.88% of the outstanding equity interests in Freedom UA to Mr. Tashtitov, reducing its direct ownership interest in Freedom UA to 9%. In April 2019 the Company entered into a series of contractual arrangements with Freedom UA and Mr. Tashtitov that obligate the Company to guarantee the performance of all Freedom UA obligations and provide Freedom UA sufficient funding to cover all operating losses and net capital requirements, enable the Company to receive 90% of the net profits of Freedom UA after tax, and require the Company to provide Freedom UA the management competence, operational support, and ongoing access to the Company’s significant assets, necessary technology resources and expertise to conduct the business of Freedom UA. The Company accounts for Freedom UA as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Freedom UA are consolidated into the financial statements of the Company.

The Company’s subsidiaries are participants on the Kazakhstan Stock Exchange (KASE), Astana Stock Exchange (AIX), Moscow Exchange (MOEX), Saint-Petersburg Exchange (SPBX), the Ukrainian Exchange (UX), the Republican Stock Exchange of Tashkent (UZSE), the Uzbek Republican Currency Exchange (UZCE) and are members of the New York Stock Exchange (NYSE) and Nasdaq Stock Exchange (Nasdaq).

Unless otherwise specifically indicated or as is otherwise contextually required, FRHC, Freedom RU, Freedom Bank RU, Freedom KZ, Freedom Global, Freedom Bank KZ, Freedom EU, Freedom GE, Freedom UZ, PrimeEx, Freedom Technologies, Freedom AZ, FFIN, Freedom SPC and Freedom UA are collectively referred to herein as the “Company”.

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

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements present the consolidated accounts of FRHC, Freedom RU, Freedom Bank RU, Freedom KZ, Freedom Global, Freedom Bank KZ, Freedom EU, Freedom GE, Freedom UZ, PrimeEx, Freedom Technologies, Freedom AZ, Freedom UA, FFIN and Freedom SPC. All significant inter-company balances and transactions have been eliminated from the consolidated financial statements.

Consolidation of variable interest entities

In accordance with accounting standards regarding consolidation of variable interest entities (“VIEs”), VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. VIEs must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

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

Under Topic 606, the Company is required to recognize commission fees when they are probable and there is not a significant chance of reversal in the future. The Company recognizes revenue in accordance with this core principle by applying the following steps:

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

Listed shares and listed redeemable notes held by the Company that are traded in an active market are classified as AFS and are stated at fair value. The Company has investments in unlisted shares that are not traded in an active market that are also classified as investments AFS and stated at fair value (because Company management considers that fair value can be reliably measured). Gains and losses arising from changes in fair value are recognized in other comprehensive income and are included in accumulated other comprehensive loss, with the exception of other-than-temporary impairment losses, interest calculated using the effective interest method, dividend income and foreign exchange gains and losses, which are recognized in the Condensed Consolidated Statements of Operations and Statements of other Comprehensive Income. When the investment is disposed of or is determined to be impaired, the cumulative gain or loss previously accumulated in the investments’ revaluation reserve is then reclassified to Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income. Where the investment is disposed of or is determined to be impaired, the cumulative gain or loss previously accumulated in the investment revaluation reserve is reclassified to profit or loss.

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

Impairment of long-lived assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the fair value from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. As of June 30, 2021, and March 31, 2021, the Company had not recorded any charges for impairment of long-lived assets.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All amounts in thousands of United States dollars, unless otherwise stated)

Impairment of goodwill

As of June 30, 2021, and March 31, 2021, goodwill recorded in the Company’s Consolidated Balance Sheets totaled $7,891 and $7,868, respectively. The Company performs an impairment review at least annually unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. In its annual goodwill impairment test, the Company estimated the fair value of the reporting unit based on the income approach (also known as the discounted cash flow method) and determined the fair value of the Company’s goodwill exceeded the carrying amount of the Company’s goodwill. The goodwill value as of June 30, 2021, increased compared to March 31, 2021, due to foreign exchange currency translation.

The changes in the carrying amount of goodwill as of March 31, 2021, and for the quarter June 30, 2021, were as follows:

Balance as of March 31, 2021	$7,868

Foreign currency translation	23

Balance as of June 30, 2021	$7,891

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

The Company will include interest and penalties arising from the underpayment of income taxes in the provision for income taxes (if anticipated). As of June 30, 2021, and March 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

The Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has presented the deferred tax impacts of GILTI tax in its consolidated financial statements as of June 30, 2021 and 2020.

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

Leases

The Company adopted ASU No. 2016-02, “Leases (Topic 842)”, which requires leases with durations greater than twelve months to be recognized on the balance sheet.

Operating lease assets and corresponding lease liabilities are recognized on the Company’s Consolidated Balance Sheets. Refer to Note 18 - Leases, within the notes to condensed consolidated financial statements for additional disclosure and significant accounting policies affecting leases.

Fixed assets

Fixed assets are carried at cost, net of accumulated depreciation. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range between three and seven years.

Segment information

The Company operates in a single operating segment offering financial services to its customers in a single geographic region covering Eurasia. The Company’s financial services business provides retail securities brokerage, research, investment counseling, securities trading, market making, corporate investment banking, underwriting, complementary banking services and retail banking services to its customers. The Company generates revenue from customers primarily from fee and commission income and interest income. The Company does not use profitability reports or other information disaggregated on a regional, country or divisional basis for making business decisions.

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

In October 2020 the FASB issued Accounting Standards Update (ASU) No. 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, which amends various paragraphs in the FASB Accounting Standards Codification based on the issuance of SEC Final Rulemaking Release No. 33-10762, Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities. Release No. 33-10762 amends Rules 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered, and 3-16 of Regulation S-X, Financial Statements of Affiliates Whose Securities Collateralize an Issue Registered or Being Registered, both of which apply mainly to specific types of registered debt offerings. The amendments, which are the result of the SEC’s ongoing, comprehensive evaluation of its existing disclosure requirements, are intended to (1) make the disclosures required by the rules more useful to investors and to simplify and streamline the disclosure obligations imposed on registrants; (2) encourage issuers to offer registered guaranteed or collateralized securities, thereby potentially providing investors protection they may not be afforded in offerings conducted on an unregistered basis; and (3) increase the number of registered offerings that include guarantees as credit enhancements, which could result in a lower cost of capital for issuers and an increased level of protection for investors. ASU 2020-09 is effective for fiscal years beginning after January 4, 2021. The Company does not expect that the new guidance will significantly impact its consolidated financial statements.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All amounts in thousands of United States dollars, unless otherwise stated)

In January 2021 the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Table of Contents link FASB Accounting Standards Codification (ASC) Topic 848, Reference Rate Reform, for contract modifications and hedge accounting apply as well to derivatives that are affected by the changes in interest rates used for margining, discounting or contract price alignment (i.e., the discounting transition). Examples of such use include (1) rates used in interest rate swaps to compute the cash flows for the swap’s variable leg, (2) interest rate indexes used to discount the future cash flows of a derivative instrument to determine its fair value, and (3) the compensation or the interest amount earned on margin payments (i.e., contract price alignment). The amended guidance in ASU No. 2021-01 is effective immediately for all entities. The guidance may be applied on (1) a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or (2) a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of ASU No. 2021-01 through the date that financial statements are available to be issued. If any of the amendments are applied for an eligible hedging relationship, adjustments resulting therefrom must be reflected as of the date that the election is applied. The Company is currently evaluating the impact that ASU 2021-01 will have on its consolidated financial statements and related disclosures.

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

NOTE 3 – CASH AND CASH EQUIVALENTS

As of June 30, 2021, and March 31, 2021, cash and cash equivalents consisted of the following:

	June 30, 2021	March 31, 2021

Securities purchased under reverse repurchase agreements	$174,936	$248,946
Accounts with stock exchanges	156,255	98,521
Current accounts with brokers	83,318	94,494
Current account with National Bank (Kazakhstan)	69,854	36,726
Current accounts with commercial banks	66,046	75,903
Current account with National Settlement Depository (Russia)	55,488	28,215
Current accounts in clearing organizations	35,898	83,194
Petty cash in bank vault and on hand	28,694	25,830
Current account with Central Bank (Russia)	3,119	6,930
Current account with Central Depository (Kazakhstan)	468	69
Total cash and cash equivalents	$674,076	$698,828

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All amounts in thousands of United States dollars, unless otherwise stated)

As of June 30, 2021, and March 31, 2021, with the exception of funds deposited with banks in the United States which may qualify for FDIC insurance up to $250,000, cash and cash equivalents were not insured.

As of June 30, 2021, and March 31, 2021, the cash and cash equivalents balance included collateralized securities received under reverse repurchase agreements on the terms presented below:

	June 30, 2021
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	2.04%	104,727	24	104,751
Non-US sovereign debt	0.51%	49,486	5	49,491
Corporate debt	2.40%	19,078	-	19,078
US sovereign debt	0.35%	1,616	-	1,616
Total securities sold under repurchase agreements		$174,907	$29	$174,936

	March 31, 2021
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Non-US sovereign debt	1.07%	$101,258	$-	101,258
Corporate debt	4.42%	94,562	-	94,562
Corporate equity	2.76%	51,564	-	51,564
US sovereign debt	0.50%	1,562	-	1,562
Total securities sold under repurchase agreements		$248,946	$-	$248,946

The securities received by the Company as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Company under reverse repurchase agreements as of June 30, 2021, and March 31, 2021, was $178,324 and $272,586, respectively.

NOTE 4 – RESTRICTED CASH

Restricted cash for the periods ended June 30, 2021, and March 31, 2021, consisted of:

	June 30, 2021	March 31, 2021

Brokerage customers’ cash	$409,283	$427,233
Deferred distribution payments	8,534	8,534
Reserve with Central Bank of Russia	1,141	1,758
Guaranty deposits	88	433
Total restricted cash	$419,046	$437,958

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All amounts in thousands of United States dollars, unless otherwise stated)

As of June 30, 2021, and March 31, 2021, the Company’s restricted cash included the cash portion of the funds segregated in a special custody account for the exclusive benefit of our brokerage customers, as well as required reserves with the Central Bank of the Russian Federation which represents cash on hand balance requirements. Restricted cash also included a deferred distribution payment amount, which is a reserve held for distribution to shareholders who have not yet claimed their distributions from the 2011 sale of the Company’s oil and gas exploration and production operations of $8,534. This distribution is currently payable, subject to the entitled shareholders completing and submitting to the Company the necessary documentation to claim his, her or its distribution payments. The Company has no control over when, or if, an entitled shareholder will submit the necessary documentation to claim their distribution payment. The entire deferred distribution payment amount was held in cash at June 30, 2021, and March 31, 2021. A Company shareholder entitled to a portion of the distribution amount died before claiming the distribution. As a result of disputes between the individual’s putative heirs and potential owners of an entity that also claimed through the shareholder, the Company has been unable to determine who is legally entitled to receive the distribution. The putative estate has asserted claims in Utah state court seeking payment of the distribution. The Company has counterclaimed for interpleader and other claims and is seeking a determination from the court as to who is rightfully entitled to receive the distribution payment.

NOTE 5 – TRADING AND AVAILABLE-FOR-SALE SECURITIES AT FAIR VALUE

As of June 30, 2021, and March 31, 2021, trading and available-for-sale securities consisted of:

	June 30, 2021	March 31, 2021

Corporate debt	$447,283	$334,763
Non-US sovereign debt	302,086	333,619
Corporate equity	49,920	47,340
US sovereign debt	13,041	10,828
Exchange traded notes	13,034	9,638
Total trading securities	$825,364	$736,188

Equity securities	$1	$-
Preferred shares	-	1
Total available-for-sale securities, at fair value	$1	$1

As of June 30, 2021, the Company held debt securities of two issuers which individually exceeded 10% of the Company’s total trading securities - the Kazakhstan Sustainability Fund JSC in the amount of $306,459 and Ministry of Finance of the Republic of Kazakhstan in the amount of $240,456. As of March 31, 2021, the Company held debt securities of two issuers which individually exceeded 10% of the Company’s total trading securities - the Ministry of Finance of the Republic of Kazakhstan and the Kazakhstan Sustainability Fund JSC in the amounts of $293,451 and $193,677, respectively.

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

The following tables present securities assets in the Condensed Consolidated Financial Statements or disclosed in the Notes to the Condensed Consolidated Financial Statements at fair value on a recurring basis as of June 30, 2021, and March 31, 2021:

			Fair Value Measurements at June 30, 2021 using
	Weighted Average		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Units
	Interest Rate	Total	(Level 1)	(Level 2)	(Level 3)

Corporate debt	8.71%	$447,283	$446,913	$-	$370
Non-U.S. sovereign debt	7.03%	302,086	300,181	-	1,905
Corporate equity	-	49,920	22,774	8,370	18,776
U.S. sovereign debt	1.38%	13,041	13,041	-	-
Exchange traded notes	-	13,034	13,034	-	-

Total trading securities		$825,364	$795,943	$8,370	$21,051

Equity securities	-	$1	$-	$-	$1
Total available-for-sale securities, at fair value		$1	$-	$-	$1

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited0

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

The table below presents the valuation techniques and significant level 3 inputs used in the valuation as of June 30, 2021, and March 31, 2021. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of June 30, 2021	FV as of March 31, 2021	Significant Unobservable Inputs	%

Corporate equity	DCF	$18,411	$18,408	Discount rate	10.6%
				Estimated number of years	9 years
Corporate debt	DCF	$370	$360	Discount rate	16.5%
				Estimated number of years	9 years
Corporate equity	DCF	$365	$301	Discount rate	18.5%
				Estimated number of years	9 years
Non-US sovereign debt	DCF	$1,000	-	Discount rate	13.3%
				Estimated number of years	6 months
Non-US sovereign debt	DCF	$905	-	Discount rate	13.81%
				Estimated number of years	1 year
Total		$21,051	$19,069

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended June 30, 2021, and the year ended March 31, 2021:

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All amounts in thousands of United States dollars, unless otherwise stated)

	Trading securities	Available-for-sale securities
Balance as of March 31, 2021	$19,069	$1
Purchase of investments that use Level 3 inputs	1,907	-
Revaluation of investments that use Level 3 inputs	75	-
Balance as of June 30, 2021	$21,051	1

Balance as of March 31, 2020	$11,259	$1
Sale of investments that use Level 3 inputs	(2)	-
Purchase of investments that use Level 3 inputs	834	-
Revaluation of investments that use Level 3 inputs	6,978	-
Balance as of March 31, 2021	$19,069	$1

The table below presents the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of available-for-sale securities as of June 30, 2021, and March 31, 2021:

	June 30, 2021
	Assets measured at amortized cost	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value

Equity securities	$1	$-	$1

Balance as of June 30, 2021	$1	$-	$1

	March 31, 2021
	Assets measured at amortized cost	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value

Equity securities	$1	$-	$1

Balance as of March 31, 2021	$1	$-	$1

NOTE 6 – BROKERAGE AND OTHER RECEIVABLES, NET

Brokerage and other receivables for the three months ended June 30, 2021, and March 31, 2021, consisted of:

	June 30, 2021	March 31, 2021

Margin lending receivables	$112,972	$58,095
Receivables from brokerage clients	3,750	4,199
Bonds coupon receivable	1,791	-
Long-term installments receivables	1,162	1,280
Receivable for underwriting and market-making services	754	564
Receivable from sale of securities	472	484
Dividends accrued	444	1,392
Bank commissions receivable	230	767
Other receivables	1,857	56

Allowance for receivables	(1,982)	(2,036)

Total brokerage and other receivables, net	$121,450	$64,801

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All amounts in thousands of United States dollars, unless otherwise stated)

On June 30, 2021, and March 31, 2021, amounts due from a single related party customer were $25,606 and $8,948, respectively or 21% and 14% respectively, of total brokerage and other receivables, net. Based on historical data, the Company considers receivables due from related parties fully collectible. As of June 30, 2021 and March 31, 2021, using historical and statistical data, the Company recorded an allowance for brokerage receivables in the amounts of $1,982 and $2,036, respectively.

NOTE 7 – LOANS ISSUED

Loans issued as of June 30, 2021, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Bank customer loans	$5,898	July 2021 - June 2036	12.17%	799	KZT
Subordinated loan	5,065	December 2022- April 2024	3.69%	-	USD
Subordinated loan	1,355	September 2029	7.00%	-	UAH
Bank customer loans	1,049	July 2021 - September 2045	10.00%	747	RUB
Uncollateralized non-bank loan	18	December 2021	2.00%	-	EUR
	$13,385

Loans issued as of March 31, 2021, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Subordinated loan	$5,033	December 2022-April 2024	3.69%	-	USD
Uncollateralized non-bank loan	2,382	January 2022 – February 2022	3.00%	-	USD
Uncollateralized non-bank loan	1,384	May 2021	13.00%	-	RUB
Subordinated loan	1,331	September 2029	7.00%	-	UAH
Bank customer loans	880	March 2024	15.41%	729	KZT
Bank customer loans	657	July 2021- September 2045	11.27%	611	RUB
	$11,667

NOTE 8 – DEFFERED TAXES LIABILITIES

The Company is subject to taxation in the Russian Federation, Kazakhstan, Kyrgyzstan, Cyprus, Ukraine, Uzbekistan, Germany, Azerbaijan and the United States of America.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All amounts in thousands of United States dollars, unless otherwise stated)

The tax rates used for deferred tax assets and liabilities as of June 30, 2021, and March 31, 2021, were 21% for the U.S., 20% for the Russian Federation, Kazakhstan, and Kyrgyzstan, 31% for Germany, 12.5% for Cyprus, 18% for Ukraine, 2% for Azerbaijan and 15% for Uzbekistan. Deferred tax assets and liabilities of the Company are comprised of the following:

	June 30, 2021	March 31, 2021

Deferred tax assets:
Tax losses carryforward	$312	$316
Accrued liabilities	346	236
Depreciation	16	16
Revaluation on trading securities	92	-
Valuation allowance	(312)	(316)
Deferred tax assets	$454	$252

Deferred tax liabilities:
Revaluation on trading securities	$451	$2,546
Fixed and Intangible Assets	1,733	1,568
Subordinated debt	513	523
Deferred tax liabilities	$2,697	$4,637

Net deferred tax liabilities	$(2,243)	$(4,385)

During the three months ended June 30, 2021, and 2020, the effective tax rate was equal to 9.88% and 15.94%, respectively.

Tax loss carryforwards as of June 30, 2021, and March 31, 2021, were $312 and $316, respectively, and are subject to income tax in the Ukraine and Uzbekistan.

NOTE 9 – SECURITIES REPURCHASE AGREEMENT OBLIGATIONS

As of June 30, 2021, and March 31, 2021, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	June 30, 2021
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Non-U.S. sovereign debt	8.21%	$199,339	$1,332	$200,671
Corporate debt	8.62%	234,322	-	234,322
US sovereign debt	0.35%	7,501	-	7,501
Total		$441,162	$1,332	$442,494

	March 31, 2021
	Interest rate and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Non-US sovereign debt	9.28%	$229,812	$-	$229,812
Corporate debt	9.27%	189,337	-	189,337
Corporate equity	3.78%	5,757	-	5,757
US sovereign debt	0.40%	1,809	-	1,809
Total securities sold under repurchase agreements		$426,715	$-	$426,715

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All amounts in thousands of United States dollars, unless otherwise stated)

The fair value of collateral pledged under repurchase agreements as of June 30, 2021, and March 31, 2021, was $460,492 and $426,669, respectively.

Securities pledged as collateral by the Company under repurchase agreements are liquid trading securities with market quotes and significant trading volume.

NOTE 10 – CUSTOMER LIABILITIES

The Company recognizes customer liabilities associated with funds held by our brokerage and bank customers. Customer liabilities consist of:

	June 30, 2021	March 31, 2021

Brokerage customers	$845,705	$938,086
Banking customers	222,159	225,611
Total	$1,067,864	$1,163,697

As of June 30, 2021, banking customer liabilities consisted of current accounts and deposits of $200,698 and $21,461, respectively. As of March 31, 2021, banking customer liabilities consisted of current accounts and deposits of $133,493 and $92,118, respectively.

NOTE 11 – TRADE PAYABLES

Trade payables of the Company is comprised of the following:

	June 30, 2021	March 31, 2021

Margin lending payable	$147,433	$20,120
Payables to suppliers of goods and services	2,604	1,708
Trade payable for securities purchased	384	264
Other	252	212
Total	$150,673	$22,304

On June 30, 2021, and March 31, 2021, trade payables due to a single related party were $97,677 or 65% and $13,810 or 62%, respectively.

NOTE 12 – SECURITIES SOLD, NOT YET PURCHASED – AT FAIR VALUE

As of June 30, 2021, and March 31, 2021, the Company’s securities sold, not yet purchased at fair value was $14,753 and $8,592, respectively.

During the three months ended June 30, 2021, the Company sold shares that were not owned by it in the amount of $5,878 and closed short positions in the amount of $23. During the three months ended June 30, 2021, the Company recognized a loss on the change in the fair value of financial liabilities in the amount of $306 in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income.

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

NOTE 13 – LOANS RECEIVED

Loans received by the Company includes:

Company	Lender	June 30, 2021	March 31, 2021	Interest Rate	Term	Maturity dates

Freedom Holding Corp.	Non-Bank	$3,414	$3,373	5.00%	14 months	12/31/21
Total		$3,414	$3,373

As of June 30, 2021, non-bank loans received were unsecured. As of June 30, 2021, and March 31, 2021, accrued interest on the loans totaled $114 and $73, respectively.

NOTE 14 – DEBT SECURITIES ISSUED

Outstanding debt securities of the Company include the following:

	June 30, 2021	March 31, 2021

Debt securities issued denominated in USD	$50,540	$60,743
Debt securities issued denominated in RUB	6,909	6,605
Accrued interest	674	1,095
Total	$58,123	$68,443

As of June 30, 2021, and March 2021, the Company’s outstanding debt securities had fixed annual coupon rates ranging from 6.5% to 12% and maturity dates ranging from February 2022 to January 2023. The Company’s debt securities include bonds of Freedom RU issued under Russian Federation law, which trade on the MOEX. The Company’s debt securities also include $20,496 in notes of FRHC issued from December 2019 to February 2020. The FRHC notes are denominated in U.S. dollars, bear interest at an annual rate of 7% and are due in December 2022. The FRHC notes were issued under Astana International Financial Centre law and trade on the AIX. In May 2021 the Company retired U.S. dollar denominated 8% Freedom KZ bonds that had a carrying value of $10,477 including interest accrued of $274 as of March 31, 2021.

Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 15 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2021, and 2020, the Company earned commission income from related parties in the amounts of $65,972 and $30,790, respectively. Commission income earned from related parties is comprised primarily of brokerage commissions and commissions for money transfers by brokerage clients.

During the three months ended June 30, 2021, and 2020, the Company paid commission expense to related parties in the amount of $5,282 and $2,445, respectively.

During the three months ended June 30, 2021, and 2020, the Company recorded stock-based compensation expense for restricted stock grants to related parties in the amount of $180 and $0, respectively.

As of June 30, 2021, and March 31, 2021, the Company had cash and cash equivalents held in brokerage accounts of related parties totaling $17,915 and $12,256, respectively.

As of June 30, 2021, and March 31, 2021, the Company had bank commission receivables and receivables from brokerage clients from related parties totaling $232 and $962, respectively. Brokerage and other receivables from related parties result principally from commissions receivable on the brokerage operations of related parties.

As of June 30, 2021, and March 31, 2021, the Company had margin lending receivables with related parties totaling $26,518 and $9,886, respectively.

As of June 30, 2021, and March 31, 2021, the Company had margin lending payables to related parties, totaling $103,264 and $13,810, respectively.

As of June 30, 2021, and March 31, 2021, the Company had accounts payable due to a related party totaling $715 and $339, respectively.

As of June 30, 2021, and March 31, 2021, the Company had financial liability with related parties totaling $1,801 and $1,707, respectively.

As of June 30, 2021, and March 31, 2021, the Company had customer liabilities to related parties totaling $346,166 and $327,610, respectively.

As of June 30, 2021, and March 31, 2021, the Company had restricted customer cash deposited in current and brokerage accounts with related parties in the amounts of $8,375 and $156,878.

Brokerage and related banking services, including margin lending, were provided to related parties pursuant to standard client account agreements and at standard market rates.

NOTE 16 – STOCKHOLDERS’ EQUITY

During the three months ended June 30, 2021 and 2020, no outstanding nonqualified stock options were exercised.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All amounts in thousands of United States dollars, unless otherwise stated)

On May 18, 2021, the Company awarded restricted stock grants totaling 1,031,500 shares of its common stock to 56 employees and consultants of the Company, including two executive officers of the Company. Of the 1,031,500 shares awarded pursuant to the restricted stock grant awards, 200,942 shares are subject to one-year vesting schedule, 211,658 shares are subject to two-year vesting schedule, 206,300 shares per year are subject to three, four and five-year vesting schedule.

On December 30, 2020, the Company awarded restricted stock grants in the amount of 15,000 shares of its common stock to three employees. Of the 15,000 shares awarded pursuant to the restricted stock grant awards, 4,500 shares are subject to one-year vesting conditions, 4,500 shares are subject to two-year vesting conditions and 6,000 shares are subject to three-year vesting conditions.

The Company recorded stock-based compensation expense for restricted stock grants and stock options in the amount of $2,162 during the three months ended June 30, 2021. During the three months ended June 30, 2020, the Company recorded stock-based compensation expense for restricted stock grants and stock options in the amount of $525.

NOTE 17 – STOCK BASED COMPENSATION

During the three months ended June 30, 2021, a total of 1,031,500 restricted shares were awarded. The compensation expense related to restricted stock grants was $2,162 during the three months ended June 30, 2021, and $471 during three months ended June 30, 2020. As of June 30, 2021, there was $38,020 of total unrecognized compensation cost related to non-vested shares of common stock granted. The cost is expected to be recognized over a weighted average period of 4.84 years.

The Company has determined the fair value of restricted shares awarded during the three months ended June 30, 2021 using the Monte Carlo valuation model based on the following key assumptions:

Term (years)	5
Volatility	41.5%
Risk-free rate	0.06%

The table below summarizes the activity for the Company’s restricted stock outstanding during the three months ended June 30, 2021:

	Shares	Weighted Average Fair Value
Outstanding, at March 31, 2021	15,000	$775
Granted	1,031,500	39,465
Vested	-	-
Forfeited/cancelled/expired	-	-
Outstanding, at June 30, 2021	1,046,500	$40,240

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All amounts in thousands of United States dollars, unless otherwise stated)

During the three months ended June 30, 2021 and 2020, no stock options were awarded. Total compensation expense related to outstanding options was $0 for the three months ended June 30, 2021, and $54 for the three months ended June 30, 2020.

The Company has determined the fair value of such stock options using the Black Scholes option valuation model based on the following key assumptions:

Term (years)	3
Volatility	165.33%
Risk-free rate	1.66

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

The following is a summary of stock option activity for the three months ended June 30, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, March 31, 2021	60,000	$1.98	6.52	$3,083
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled/expired	-	-	-	-
Outstanding, at June 30, 2021	60,000	1.98	6.27	$3,790
Exercisable, at June 30, 2021	60,000	$1.98	6.27	$3,790

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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All amounts in thousands of United States dollars, unless otherwise stated)

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of June 30, 2021:

	Classification on Balance Sheet	June 30, 2021
Assets
Operating lease assets	Right-of-use assets	$17,450
Total lease assets		$17,450

Liabilities
Operating lease liability	Operating lease obligations	$17,345
Total lease liability		$17,345

Lease obligations at June 30, 2021, consisted of the following:

Twelve months ending March 31,
2022	$6,289
2023	7,398
2024	3,353
2025	2,020
2026	1,245
Thereafter	301
Total payments	20,615
Less: amounts representing interest	(3,270)
Lease liability, net	$17,345
Weighted average remaining lease term (in months)	27
Weighted average discount rate	12%

Lease commitments for short term operating leases as of June 30, 2021, are approximately $646. The Company’s rent expense for office space was $116 and $101 for the three months ended June 30, 2021, and June 30, 2020, respectively.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

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

Bank guarantees

Bank guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support trade transactions or guarantee arrangements. The credit risk involved in issuing guarantees is essentially the same as that involved in extending loan facilities to customers. A significant portion of the issued guarantees are collateralized by cash. Total lending related commitments outstanding at June 30, 2021, were as follows:

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All amounts in thousands of United States dollars, unless otherwise stated)

As of June 30, 2021
Bank guarantees	$6,853
Unfunded commitments under lines of credit	3,487
$10,340

NOTE 20 – SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through the time of filing this quarterly report on Form 10-Q with the SEC. Other than as disclosed below, during this period the Company did not have any additional material recognizable subsequent events.

In July 2021, as a result of further restrictions in Ukraine on foreign ownership of Ukrainian broker-dealers, the Company transferred an additional 23.88% of its interest in Freedom UA to Askar Tashtitov, the Company's president.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our unaudited condensed consolidated financial statements and the accompanying notes included in this quarterly report on Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the SEC including our annual report on Form 10-K filed with the SEC on June 15, 2021.

Special Note About Forward-Looking Information

Certain information included herein and the documents incorporated by reference in this quarterly report on Form 10-Q, if any, contain statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are statements that could be forward-looking. You can recognize these statements through our use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “strategy,” “forecast,” “potential,” “future,” “predict,” “project,” “likely,” “should,” “will,” “would,” other similar expressions and their negatives.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that could cause actual results to differ materially from any future results, expressed or implied, in forward looking statements. Such factors include but are not limited to, the following:

•	general economic and political conditions globally and in the particular markets where we operate;
•	declines in global financial markets;
•	the impacts of the COVID-19 pandemic, including viral variants, future outbreaks and the effectiveness of measures implemented to contain its spread;
•	a lack of liquidity, e.g., access to funds or funds at reasonable rates for use in our businesses;
•	the inability to meet regulatory capital or liquidity requirements;
•	increased competition, including downward pressures on commissions and fees;
•	risks inherent to the electronic brokerage, banking and market making businesses;
•	fluctuations in interest rates and foreign currency exchange rates;
•	failure to protect or enforce our intellectual property rights in our proprietary technology;
•	risks associated with being a “controlled company” within the meaning of the rules of Nasdaq;
•	the loss of key executives or failure to recruit and retain personnel;
•	our ability to keep up with rapid technological change;
•	information technology, trading platform and other system failures, cyber security threats and other disruptions;
•	losses caused by non-performance by third parties;

•	losses (whether realized or unrealized) on our investments;
•	our inability to integrate any businesses we acquire or otherwise adapt to expansion and rapid growth in our business;
•	risks inherent in doing business in Russia and the other developing markets in which we do business;
•	the impact of tax laws and regulations, and their changes, in any of the jurisdictions in which we operate;
•	non-compliance with laws and regulations in each of the jurisdictions in which we operate, particularly those relating to the securities and banking industries;
•	the creditworthiness of our trading counterparties, and banking and margin customers;
•	litigation and regulatory liability;
•	unforeseen or catastrophic events, including the emergence of pandemics, terrorist attacks, extreme weather events or other natural disasters, military conflict and political discord; and
•	other factors discussed in this report, as well as in our annual report on Form 10-K for the year ended March 31, 2021.

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

You should not place undue reliance on forward-looking statements. The forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management and apply only as of the date of this report or the respective dates of the documents from which they incorporate by reference. Neither we nor any other person assumes any responsibility for the accuracy or completeness of forward-looking statements. Further, except to the extent required by law, we undertake no obligations to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Overview

Freedom Holding Corp. is a holding company. Our operating subsidiaries provide financial services including full-service retail securities brokerage, complementary banking services, investment education, securities trading, investment banking, retail banking, underwriting services and market making activities in Eurasia. We are headquartered in Almaty, Kazakhstan, with supporting administrative offices in Russia, Cyprus and the United States of America.

Our subsidiaries are participants on the Kazakhstan Stock Exchange (KASE), Astana Stock Exchange (AIX), Moscow Exchange (MOEX), Saint-Petersburg Exchange (SPBX), the Ukrainian Exchange (UX), the Republican Stock Exchange of Tashkent (UZSE), the Uzbek Republican Currency Exchange (UZCE) and are members of the New York Stock Exchange (NYSE) and Nasdaq Stock Exchange (Nasdaq). Our Cyprus office provides our clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S., European and Asian securities markets, which under the regulatory regimes of many jurisdictions where we operate, provide only limited or no direct investor access to international securities markets.

Our business is directed toward providing an array of financial services to our target retail audience which is individuals, businesses and financial institutions, including other broker-dealers, seeking to diversify their investment portfolios to manage economic risk associated with political, regulatory, currency, banking, and national uncertainties. Clients are provided online tools and retail locations to establish accounts and conduct securities trading on transaction-based pricing. We market to our customer demographic through a number of channels, including telemarketing, training seminars and investment conferences, print and online advertising, using social media, our mobile app and search engine optimization activities.

Executive Summary

Customer Base

We serviced more than 330,000 client accounts of which more than 66% carried positive cash or asset account balances as of June 30, 2021. Internally, we designate “active accounts” as those in which at least one transaction occurs per quarter. For the three months ended June 30, 2021, we had approximately 100,000 active accounts.

In addition to organic customer acquisition, we have accelerated our growth through several strategic acquisitions which has enabled us to expand our market reach, increase our client base and provide our clientele the convenience of both a state-of-the-art proprietary electronic trading platform, Tradernet, and 96 retail brokerage and financial services offices located across Kazakhstan (27), Kyrgyzstan (1), Russia (40), Uzbekistan (8), Ukraine (14), Cyprus (2), Germany (2), Azerbaijan (1) and USA (1) that provide an array of financial services, and investment consulting and education. In Russia, 29 of our brokerage and financial services offices also provide banking services to firm customers.

Significant events

In May 2021 we retired U.S. dollar denominated 8% Freedom KZ bonds that had a carrying value of $10,477 including interest accrued of $274 as of March 31, 2021.

S&P Rating

            In June 2021 S&P Global Ratings (“S&P”) raised its long-term issuer credit ratings on Company subsidiaries Freedom KZ and Freedom RU to “B” from 'B-' accompanied by stable outlooks. At the same time, S&P affirmed its 'B' short-term issuer credit ratings on both entities and raised its Kazakhstan national scale rating on Freedom KZ to 'kzBB+' from 'kzBB'. S&P also affirmed its 'B-/B' long- and short-term issuer credit ratings and 'kzBB' Kazakhstan national scale rating on Freedom Bank KZ, accompanied by a positive outlook on the long-term rating.

Impact of COVID-19

The COVID-19 pandemic has affected the global financial markets. The pandemic has resulted in unprecedented global market conditions that has led to significant growth in customer accounts, as well as increased activity from existing customers, resulting in higher fee and commission income. These market conditions have also resulted in significant gains in our investment portfolio.

We continue to monitor conditions surrounding COVID-19, as well as economic and capital market conditions. We continue to follow the enhanced cleaning practices and other measures employed in our offices and retail locations in response to local health mandates. We have limited essential business travel and implemented practices to ensure that exposed employees, or those displaying symptoms of COVID-19, self-quarantine. In spring 2020, we transitioned the vast majority of our workforce to work remotely, with only essential employees working in the office. Where dictated by local health mandates, or as seems prudent to local management, this practice continues. There have been no material disruptions to our business or processes to date as a result of these changes.

While the overall impact of COVID-19 was largely positive for our business during the quarters ended June 30, 2021 and 2020, its future impacts on our business, operational and financial performance is uncertain. Developments such as the duration and severity of future outbreaks of the same or a different strain of the disease, such as the delta variant, the effectiveness of vaccines, new or additional measures implemented by governments, might impact our customers and employees, the financial markets, the global economy and the economies of the countries in which we operate. Because of these uncertainties, we cannot determine the future impacts of the pandemic on our business.

Financial Results

During the three months ended June 30, 2021, we realized net income of approximately $51.7 million and basic and diluted earnings per share of $0.87. During the three months ended June 30, 2020, we realized net income of approximately $24.3 million and basic and diluted earnings per share of $0.42.

All dollar amounts reflected under the headings “Results of Operations”, “Liquidity and Capital Resources,” and “Cash Flows” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are presented in thousands of U.S. dollars unless the context indicates otherwise.

Results of Operations

Three months ended June 30, 2021, compared to the three months ended June 30, 2020

The following first fiscal quarter to first fiscal quarter comparison of our financial results is not necessarily indicative of future results.

	Three months ended		Three months ended
	June 30, 2021		June 30, 2020
	Amount	%*	Amount	%*
Revenues:
Fee and commission income	$97,406	78%	$43,339	77%
Interest income	18,077	15%	4,249	8%
Net gain on trading securities	9,900	8%	9,084	16%
Net loss on foreign exchange operations	(1,187)	(1%)	(248)	0%
Net loss on derivative	(59)	0%	(9)	0%
Total revenue, net	124,137	100%	56,415	100%

Expenses:
Fee and commission expense	21,863	18%	9,769	17%
Interest expense	14,272	11%	3,744	7%
Operating expense	30,318	24%	14,426	26%
Provision for impairment losses/(recoveries)	293	0%	(378)	(1%)
Other expense/(income), net	14	0%	(27)	0%
Total expense	66,760	54%	27,534	49%

Net income before income taxes	57,377	46%	28,881	51%
Income tax expense	(5,669)	(5%)	(4,605)	(8%)
Net income	$51,708	42%	$24,276	43%

Less: Net (loss)/income attributable to noncontrolling interest in subsidiary	(52)	0%	423	1%
Net income attributable to common shareholders	$51,760	42%	$23,853	42%

Other comprehensive income
Reclassification adjustment relating to available-for-sale securities disposed of in the period, net of tax effect	-	0%	71	0%
Foreign currency translation adjustments, net of tax effect	3,300	3%	8,633	15%
Comprehensive income/(loss) before noncontrolling interests	55,008	44%	32,980	58%
Less: Comprehensive loss attributable to noncontrolling interest in subsidiary	(52)	0%	423	1%
Comprehensive income/(loss) attributable to common shareholders	$55,060	44%	$32,557	58%

* Reflects percentage of total revenues, net.

Revenue

We derive revenue primarily from fee and commission income earned from our retail brokerage and banking clients and from investment banking services, interest income and proprietary trading activities.

	Three months ended		Three months ended
	June 30, 2021		June 30, 2020		Change
	Amount	%	Amount	%	Amount	%
Fee and commission income	$97,406	78%	$43,339	77%	$54,067	125%
Interest income	18,077	15%	4,249	8%	13,828	325%
Net gain on trading securities	9,900	8%	9,084	16%	816	9%
Net gain on foreign exchange operations	(1,187)	(1%)	(248)	0%	(939)	379%
Net loss on derivatives	(59)	0%	(9)	0%	(50)	556%
Total revenue, net	$124,137	100%	$56,415	100%	$67,722	120%

During the three months ended June 30, 2021, we realized total net revenue of $124,137, a 120% increase compared to three months ended June 30, 2020.

Fee and commission income. Fee and commission income consisted principally of brokerage fees and commissions from customer trading, related banking services, underwriting, market making and consulting services. During the three months ended June 30, 2021, fee and commission income increased by $54,067, a 125% increase over the three months ended June 30, 2020. This increase was primarily attributable to a $50,668 increase in fees and commission from brokerage services and related banking services.

Growth in fees and commissions from brokerage and related banking services resulted from expansion of our customer base and increased customer activity. Customer base growth stemmed from favorable market conditions, acquisitions of existing broker dealer and banking operations and expanded customer resources, including the hiring or additional retail financial advisers to service customers and increasing the volume of analysts' reports we made available to our customers.

Net gain on trading securities. Net gain on trading securities reflects the gains and losses from trading activities in our proprietary trading accounts. Net gains or losses are comprised of realized and unrealized gains and losses. Gains or losses are realized when we close a position in a security and realize a gain or a loss on that position. Accounting principles generally accepted in the United States (“U.S. GAAP”) require that we reflect in our financial statements unrealized gains and losses on all our securities trading positions that remain open as of the end of each period. Fluctuations in unrealized gains or losses from one period to another may result from factors within our control, such as when we elect to close an open securities position, which would have the effect of reducing our open positions and thereby potentially reducing or increasing the amount of unrealized gains or losses in a period. Changes in unrealized gains and losses from period to period may also occur as a result of factors beyond our control, such as fluctuations in the market prices of the open securities positions we hold. This may adversely affect the ultimate value we realize from these investments. Unrealized gains or losses in a particular period may or may not be indicative of the gain or loss we will realize on a securities position when the position is closed. As a result, we may realize significant swings in gains and losses realized on our trading securities year-over-year and quarter-to-quarter. You should not assume that a gain or loss in any particular period is indicative of a trend or of the gain or loss we may ultimately realize when we close a position.

See the following table for information regarding our net gains and losses during the three months ended June 30, 2021 and 2020:

	Realized Net Gain	Unrealized Net Gain/(Loss)	Net Gain
Quarter ended June 30, 2021	$5,317	$4,583	$9,900
Quarter ended June 30, 2020	$11,290	($2,206)	$9,084

The main contributing factors to the increase in net gain on trading securities during the three months ended June 30, 2021, included the increased size of our trading portfolio and favorable market conditions. However, realized net gain decreased due to lower margins on intraday algorithmic trading which was conducted outside of regular U.S. market hours.

Interest income. During the three months ended June 30, 2021, and June 30, 2020, we recognized a $13,828, or 325% increase in interest income. We earned interest income from trading securities and reverse repurchase transactions.

Interest income on trading securities consists of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading accounts. The increase in interest income from trading securities during the three months ended June 30, 2021, was primarily because we increased (i) the total size of our trading portfolio and (ii) the percentage of our investments in bonds. We also recognized a $650, or 292% increase in interest income from reverse repurchase transactions because we engaged in an increased volume of such transactions during the three months ended June 30, 2021.

Net loss on foreign exchange operations. Under U.S. GAAP, we are required to revalue assets and liabilities denominated in foreign currencies into our reporting currency, which is the U.S. dollar, which can result in gains or losses on foreign exchange operations. During the three months ended June 30, 2021, we realized a net loss on foreign exchange operations of $1,187 compared to a net loss of $248 during the three months ended June 30, 2020

During the three months ended June 30, 2021, the value of the Russian ruble appreciated approximately 4.4% and Kazakhstani tenge depreciated approximately 1% against the U.S. dollar, respectively. Due to large amounts of USD denominated net assets held in our subsidiary Freedom RU, we recognized a net loss on foreign exchange operations of $1,370. Moreover, due to the depreciation of the Kazakhstani tenge against the Russian ruble by approximately 5%, our subsidiary Freedom RU recognized a foreign currency exchange loss on Kazakhstani tenge denominated trading securities, direct and reverse repurchase agreements in the amount of $1,092. As the result of these currency exchange rate fluctuations, our subsidiary Freedom KZ, recognized a gain on foreign currency exchange operations on U.S. dollar and Russian ruble denominated trading securities in the amount of $263. Due to higher volume of cash operations, we recognized a $1,041 gain on purchases and sales of foreign currency.

Expense

	Three months ended		Three months ended
	June 30, 2021		June 30, 2020		Change
	Amount	%*	Amount	%*	Amount	%*

Fee and commission expense	$21,863	33%	$9,769	36%	$12,094	124%
Interest expense	14,272	21%	3,744	14%	10,528	281%
Operating expense	30,318	45%	14,426	51%	15,892	110%
Provision for impairment losses/(recoveries)	293	1%	(378)	(1%)	671	(178%)
Other expense/(income), net	14	0%	(27)	0%	41	(152%)
Total expense	$66,760	100%	$27,534	100%	$39,226	142%

___________

* Reflects percentage of total expense, net.

During the three months ended June 30, 2021, we incurred total expenses of $66,760, a 142% increase compared to three months ended June 30, 2020. Expenses increased with the growth of our business primarily in connection with increases in administrative costs and fees from the growth in our revenue generating activities and integrating our acquisition targets.

Fee and commission expense. Fee and commission expense increased by $12,094, or a 124%, during the three months ended June 30, 2021. This included increases in:

•	brokerage commissions to our prime brokers of $9,619;
•	commissions paid to bank services of $1,375; and
•	exchange and clearing services of $874.

The increases in fee and commission expense were the result of both growth in our customer base and increased transaction volume from our customers. Generally, we expect fee and commission expense to increase and decrease in correspondence with increases and decreases in fee and commission income.

Interest expense. During three months ended June 30, 2021 we incurred a 281% increase in interest expense. The increased interest expense is primarily attributable to a $7,698 increase in the volume of short-term financing through securities repurchase agreements; and a $3,211 increase in interest on client deposits.

We increased our volume of short-term financing through securities repurchase agreements primarily in order to fund our investment portfolio. The increase in interest on customer deposits was a result of growth in customers and customer deposits. These increases were partially offset by decreases in interest expense on debt securities issued of $194 and loan interest expense of $189.

Operating expenses. Operating expenses during the three months ended June 30, 2021, totaled $30,318, a $15,892 increase compared to the three months ended June 30, 2020. This increase was primarily attributable to a $7,164 increase in payroll and bonus expense as a result of the expansion of our workforce through acquisition and hiring. The Company's operating expenses also include a $2,011 increase in advertising expenses, a $1,665 increase in professional services, and a $1,638 increase in stock compensation expense.

Income tax expense

We recognized net income before income tax of $57,377 and $28,881 during the three months ended June 30, 2021, and June 30, 2020, respectively. Our effective tax rate during the three months ended June 30, 2021, decreased to 9.88%, from 15.94% during the three months ended June 30, 2020, as a result of changes in the composition of the revenues we realized from our operating activities, the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax.

Noncontrolling interest

As of June 30, 2021, we owned a 32.88% interest in Freedom UA, the remaining 67.12% interest is owned by Askar Tashtitov, our president. In July 2021, as a result of further restrictions in Ukraine on foreign ownership of Ukrainian broker-dealers, we transferred an additional 23.88% of our interest in Freedom UA to Mr. Tashtitov. Through a series of agreements entered into with Freedom UA and Mr. Tashtitov in February 2019, we are obligated to guarantee the performance of all Freedom UA obligations, provide Freedom UA adequate funding to cover its operating losses and net capital requirements, provide management competence and operational support and ongoing access to our significant assets, technology resources and expertise in exchange for 90% of all net profits of Freedom UA after tax, we account for Freedom UA as a variable interest entity. We reflect our ownership of Freedom UA as a noncontrolling interest in our consolidated statements of financial condition, consolidated statements of comprehensive income, consolidated statements of changes in equity and consolidated statements of cash flows. As a result, we recognized net loss attributable to noncontrolling interest of $52 during three months ended June 30, 2021, compared to a net income attributable to noncontrolling interest of $423 during June 30, 2020.

Comprehensive income

The functional currencies of our operating subsidiaries are the Russian ruble, Kazakhstani tenge, European euro, U.S. dollar, Ukrainian hryvnia, Uzbekistani som, Kyrgyzstani som and Azerbaijani manat. Our reporting currency is the United States dollar. Pursuant to U.S. GAAP we are required to revalue our assets from our functional currencies to our reporting currency for financial reporting purposes. Due to the appreciation of the value of Russian ruble by nearly 4.4% and depreciation on Kazakhstani tenge by nearly 1%, respectively against U.S. dollar during the periods covered in this report, we realized a foreign currency translation gain of $3,300 during three months ended June 30, 2021, compared to a foreign currency translation gain of $8,633 during three months ended June 30, 2020.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet our potential cash requirements for general business purposes. During the three months ended June 30, 2021 and 2020, our operations were primarily funded through a combination of existing cash on hand, cash generated from operations, returns generated from our proprietary trading and proceeds from the sale of bonds and other borrowings.

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

We maintain a majority of our tangible assets in cash and securities that are readily convertible to cash, including governmental and quasi-governmental debt and highly liquid corporate equities and debt. Our financial instruments and other inventory positions are stated at fair value and should generally be readily marketable in most market conditions. As of June 30, 2021, and March 31, 2021, we had:

	As of
	June 30, 2021	March 31, 2021
Cash and cash equivalents(1)	$674,076	$698,828
Trading securities	$825,364	$736,188
Total assets	$2,127,343	$2,018,645
Net liquid assets(2)	$1,640,002	$1,519,719

_____________________

(1)

Of the $674,076 in cash and cash equivalents we held at June 30, 2021, $174,936, or approximately 26%, were subject to reverse repurchase agreements. By comparison, at March 31, 2021, we had cash and cash equivalents of $698,828, of which $248,946, or approximately 36%, were subject to reverse repurchase agreements. The amount of cash and cash equivalents is subject to minimum levels set by regulatory bodies to comply with required rules and regulations, including adequate capital and liquidity level for each entity.

(2)	Consists of cash and cash equivalents, trading securities, brokerage and other receivable and other assets.

As of June 30, 2021, and March 31, 2021, we had total liabilities of $1,794,502 and $1,742,974, respectively, including customer liabilities of $1,067,864 and $1,163,697, respectively.

We financed our assets primarily from cash flows from operations and short-term and long-term financing arrangements.

Cash Flows

The following table presents our cash flows for the three months ended June 30, 2021 and 2020:

	For the three months ended June 30, 2021	For the three months ended June 30, 2020

Net cash flows (used in)/from operating activities	$(70,941)	$690,726
Net cash flows (used in)/from investing activities	(2,583)	5,234
Net cash flows from/(used in) financing activities	6,687	(980)
Effect of changes in foreign exchange rates on cash and cash equivalents	23,173	13,890

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$(43,664)	$708,870

Net cash used in operating activities during three months ended June 30, 2021, was comprised of net income adjusted for non-cash movements (changes in deferred taxes, unrealized gain on trading securities, net change in accrued interest) and net cash used in operating activities. Net cash used in operating activities resulted primarily from changes in operating assets and liabilities. Such changes included:

	Three months ended June 30, 2021	Three months ended June 30, 2020

Increases in trading securities	$77,857(1)	$7,517
Increases/(decreases) in customer deposits	$(122,275)(2)	$621,166
Increases/(decreases) in brokerage and other receivables	$54,152(3)	$(16,844)

________________

  (1)  Resulted from increased purchases of securities held in our proprietary account.

  (2)  Resulted from increased deposits from new and existing customers.

  (3)  Resulted from significantly smaller amounts of margin receivables.

During the three months ended June 30, 2021, net cash used in investing activities was $2,583 compared to net cash from investing activities of $5,234 during the three months ended June 30, 2020. During the three months ended June 30, 2021, cash used in investing activities was used for the purchase of fixed assets, net of sales, in the amount of $2,583. Cash from investing activities during the three months ended June 30, 2020, was received from proceeds on sale of investments available for sale of $6,508, which was partially offset by the purchase of fixed assets, net of sales, of $1,274.

Net cash from financing activities for the three months ended June 30, 2021, consisted principally of proceeds from securities repurchase agreement obligations in the amount of $16,792, partially offset by net cash used in the repurchase of outstanding Freedom KZ debt securities in the amount of $10,105. Net cash used in financing activities during the three months ended June 30, 2020, consisted principally of proceeds from securities repurchase agreement obligations in the amount of $5,275, proceeds from the issuance of debt securities of Freedom KZ, Freedom RU and the FRHC Notes in the amount of $1,045 and repurchase of debt securities of Freedom KZ in the amount of $7,300.

Financing Arrangements

Short-term

Securities Repurchase Arrangements - Our short-term financing is primarily obtained through securities repurchase arrangements. We use repurchase arrangements, among other things, to finance our inventory positions. As of June 30, 2021, $460,492, or 56%, of the trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $426,669 or 58%, as of March 31, 2021. Securities pledged as collateral by the Company under repurchase agreements are liquid trading securities with market quotes and significant trading volume. For additional information regarding our securities repurchase agreement obligations see Note 9 to our consolidated financial statements.

Long-term

FRHC Notes - As of June 30, 2021, we had outstanding $20,496 in principal amount of FRHC 7.000% notes (the “FHRC Notes”). The FRHC Notes provide for semi-annual interest payments in June and December and include customary events of default relating to the disposition of Company assets outside the ordinary course of business, defaults on other Company liabilities and obligations, corporate reorganizations, initiation of bankruptcy proceeding, termination of the AIX listing by us, and substitution of the principal debtor without requisite approval. The FRHC Notes mature on December 2022.

Freedom RU USD Bonds - As of June 30, 2021, we had outstanding $30,044 in principal amount of Freedom RU U.S. dollar denominated 6.5% bonds (the “Freedom RU USD Bonds”). The Freedom RU USD Bonds have a term of three years, with a quarterly coupon payment. The Freedom RU USD Bonds were issued in denominations of U.S. $1,000, with a minimum purchase requirement of 1.4 million Russian rubles. Freedom RU is authorized to place up to a maximum of 40,000 of these Freedom RU USD Bonds. The Freedom RU USD Bonds are listed on the MOEX and are governed by the “Exchange Bond Terms and Conditions in the Framework of the Exchange Bonds Program”. The Freedom RU USD Bonds mature on January 2023.

Freedom RU RUB Bonds - As of June 30, 2021, we had outstanding $6,909 in principal amount of Freedom RU RUB denominated 12% bonds (the “Freedom RU RUB Bonds”). The Freedom RU RUB Bonds have a term of three years, with a semiannual coupon payment. The Freedom RU RUB Bonds were issued in denominations of RUB 1,000. The Freedom RU RUB Bonds are listed on the MOEX and mature in February 2022.

Freedom KZ USD Bonds – During the quarter we retired U.S. dollar denominated 8% Freedom KZ USD bonds that had a carrying value of $10,477 including interest accrued of $274 as of March 31, 2021.

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

These minimum net capital requirements range from approximately $5,000 to $23,400,000 and fluctuate depending on various factors. At June 30, 2021, the aggregate net capital requirements of our subsidiaries was approximately $30,100,000. Each of our subsidiaries that are subject to net capital requirements exceeded the minimum required amount at June 30, 2021. Although we operate with a level of net capital substantially greater than the minimum established thresholds, in the event we fail to maintain minimum net capital, we may be subject to fines and penalties, suspension of operations, revocation of licensure and disqualification of our management from working in the industry. Our subsidiaries are also subject to various other rules and regulations, including liquidity and capital adequacy ratios. Our operations that require the intensive use of capital would be limited to the extent necessary to meet all our regulatory requirements.

Over the past several years, we have pursued an aggressive growth strategy both through acquisitions and organic growth efforts. During fiscal 2022 we anticipate continuing efforts to expand the footprint of our business on a scale similar to fiscal 2021. While this strategy has led to revenue growth it also results in increased expenses and greater need for capital resources. Additional growth and expansion may require greater capital resources than we currently possess, which could require us to pursue additional equity or debt financing from outside sources. We cannot assure that such financing will be available to us on acceptable terms, or at all, at the time it is needed.

We believe that our current cash and cash equivalents, cash expected to be generated from operating activities, and forecasted returns from our proprietary trading, combined with our ability to raise additional capital will be sufficient to meet our present and anticipated financing needs.

Contractual Obligations

The following table sets forth information related to our contractual obligations as of June 30, 2021:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
	(in thousands)

Operating lease obligations	$21,261	$6,935	$10,751	$3,274	$301
Outstanding bonds and notes	63,323	10,408	52,915	-	-

TOTAL	$84,584	$17,343	$63,666	$3,274	$301

Off-Balance Sheet Financing Arrangements

For a discussion of off-balance sheet financing arrangements of the Company as of June 30, 2021, please see Note 19 to our condensed consolidated financial statements.

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

The allowance consists of specific and general components, the specific component relates to accounts receivable that are individually classified as impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the agreement. The general component is based on historical loss experience adjusted for current factors. The historical loss experience is based on the actual loss history we have experienced over the most recent period of time, mostly three to five years, which management reviews periodically.

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

Our ongoing accounting for goodwill and the tangible and intangible assets acquired requires us to make significant estimates and assumptions as we exercise judgement to evaluate these assets for impairment. Our processes and accounting policies for evaluating impairments are further described in Note 2 to our consolidated financial statements. As of June 30, 2021, the Company had goodwill of $7,891. The results of the 2021 annual goodwill impairment testing of all our reporting units indicated no goodwill impairment.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

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

Our investment policies and strategy are focused on preservation of capital and supporting our liquidity requirements. We typically invest in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policies generally require securities to be investment grade and limit the amount of credit exposure to any one issuer. To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of June 30, 2021, and March 31, 2021, a hypothetical 100 basis point increase in interest rates across all maturities would have resulted in $45,277 and $31,055 incremental decline in the fair market value of the portfolio, respectively. Such losses would only be realized if we sold the investments prior to maturity. A hypothetical 100 basis point decrease in interest rates across all maturities would have resulted in a $39,737 and $32,906 incremental rise in the fair market value of the portfolio, respectively.

Foreign currency exchange risk

We have business operations in the Kazakhstan, Russia, Cyprus, Ukraine, Uzbekistan, Germany, Kyrgyzstan, United States and Azerbaijan. The activities and accumulated earnings in our foreign subsidiaries are exposed to fluctuations in foreign exchange rate between our functional currencies and our reporting currency, which is the U.S. dollar.

In accordance with our risk management policies, we manage foreign currency exchange risk on financial assets by holding or creating financial liabilities in the same currency, maturity and interest rate profile. This foreign exchange risk is calculated on a net foreign exchange basis for individual currencies. We may also enter into foreign currency forward, swap and option contracts with financial institutions to mitigate foreign currency exposures associated with certain existing assets and liabilities, firmly committed transactions and forecasted future cash flows.

An analysis of the June 30, 2021, and March 31, 2021, balance sheets estimates the net impact of a 10 percent adverse change in the value of the U.S. dollar relative to all other currencies, would result in a reduction of net income before income tax in the amount of $2,253 and $5,907, respectively.

Equity price risk

Our equity investments are susceptible to market price risk arising from uncertainties about future values of the investment securities. Equity price risk results from fluctuations in price and level of the equity securities or instruments we hold. We also have equity investments in entities where the investment is denominated in a foreign currency, or where the investment is denominated in U.S. dollars but the investee primarily makes investments in foreign currencies. The fair values of these investments are subject to change at the spot foreign exchange rate between these currencies and our functional currency fluctuates. We attempt to manage the risk of loss inherent in our equity securities portfolio through diversification and by placing limits on individual and total equity instruments we hold. Reports on our equity portfolio are submitted to management on a regular basis.

As of June 30, 2021, and March 31 2021, our exposure to equity investments at fair value was $49,920 and $47,340, respectively. An analysis of the June 30, 2021, and March 31, 2021, balance sheet estimates a decrease of 10% in the equity price would have reduced the value of the equity securities or instrument we held by approximately $4,992 and $4,734, respectively.

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

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of June 30, 2021, we had $112,972 margin lending receivables from our customers. The amount of risk to which we are exposed from the margin lending we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

Operational Risk

Operational risk generally refers to the risk of loss, or damage to our reputation, resulting from inadequate or failed operations or external events, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes including cyber security incidents. For descriptions of related risks, see the information under the heading “Risks Related to Information Technology and Cyber Security” in Item 1A of our annual report on Form 10-K for the year ended March 31, 2021, filed with the SEC on June 15, 2021.

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

Legal and Compliance Risk

We operate in a number of jurisdictions, each with its own legal and regulatory structure that is unique and different from the other. Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements and damage to our reputation as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. Such non-compliance could result in the imposition of legal or regulatory sanctions, material financial loss, including fines, penalties, judgments, damages and/or settlements, or loss to reputation that we may suffer as a result of compliance failures. These risks include contractual and commercial risk, such as the risk that a counterparty’s performance obligations will be unenforceable. It also includes compliance with anti-money laundering and counter terrorism financing rules and regulations, terrorist financing, anti-corruption and sanctions rules and regulations.

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

Effects of Inflation

Because our assets are primarily short-term and liquid in nature, they are generally not significantly impacted by inflation. The rate of inflation does, however, affect our expenses, including employee compensation, communications and information processing and office leasing costs, which may not be readily recoverable from our customers. To the extent inflation results in rising interest rates and has adverse impacts upon securities markets, it may adversely affect our results of operations and financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of end of the period covered by this quarterly report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the 2013 framework of the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) our principal executive officer and principal financial officer concluded that as of June 30, 2021, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2021, no changes occurred that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

From time to time, we or our subsidiaries may be party to various routine legal proceedings, claims, and regulatory inquiries arising out of the ordinary course of their business. Management believes that the results of these routine legal proceedings, claims, and regulatory matters will not have a material adverse effect on our financial condition, or on our operations and cash flows. However, we cannot estimate the legal fees and expenses to be incurred in connection with these routine matters and, therefore, are unable to determine whether future legal fees and expenses will have a material impact on our operations and cash flows. It is our policy to expense legal and other fees as incurred.

Item 1A. Risk Factors

We believe there are no additions to the risk factors disclosed in our annual report on Form 10-K for the year ended March 31, 2021, filed with the SEC on June 15, 2021.

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
101

The following Freedom Holding Corp. financial information for the periods ended June 30, 2021, formatted in inline XBRL (eXtensive Business Reporting Language): (i) the Cover Page; (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

104	Cover page formatted in inline XBRL (included in Exhibit 101). *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM HOLDING CORP.

Date: August 6, 2021	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date: August 6, 2021	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer

