Form 10-Q
period 2021-09-30
Freedom Holding Corp.
filed 2021-11-08
CIK 924805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 4, 2021, the registrant had 59,534,712 shares of common stock, par value $0.001, issued and outstanding.

FREEDOM HOLDING CORP.

FORM 10-Q

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	September 30, 2021	March 31, 2021
ASSETS
Cash and cash equivalents	$740,425	$698,828
Restricted cash	359,828	437,958
Trading securities	974,481	736,188
Available-for-sale securities, at fair value	1	1
Brokerage and other receivables, net	317,124	64,801
Loans issued	32,647	11,667
Fixed assets, net	20,506	18,385
Intangible assets, net	9,016	9,785
Goodwill	7,894	7,868
Right-of-use asset	16,471	13,262
Other assets, net	22,066	19,902

TOTAL ASSETS	$2,500,459	$2,018,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities repurchase agreement obligations	$537,277	$426,715
Customer liabilities	1,219,364	1,163,697
Trade payables	51,071	22,304
Current income tax liability	33,964	14,843
Securities sold, not yet purchased – at fair value	14,867	8,592
Loans received	3,456	3,373
Debt securities issued	58,246	68,443
Lease liability	16,298	13,249
Deferred income tax liabilities	5,896	4,385
Deferred distribution payments	8,534	8,534
Other liabilities	8,107	8,839

TOTAL LIABILITIES	1,957,080	1,742,974

Commitments and Contingent Liabilities (Note 20)	-	-

SHAREHOLDERS’ EQUITY
Common stock - $0.001 par value; 500,000,000 shares authorized; 59,534,712 and 58,443,212 shares issued and outstanding as of September 30, 2021 and March 31, 2021, respectively	59	58
Additional paid in capital	110,717	104,672
Retained earnings	464,920	208,628
Accumulated other comprehensive loss	(31,816)	(36,046)

TOTAL EQUITY ATTRIBUTABLE TO THE COMPANY	543,880	277,312

Non-controlling interest	(501)	(1,641)
TOTAL SHAREHOLDERS’ EQUITY	543,379	275,671

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,500,459	$2,018,645

The accompanying notes are an integral part of these condensed consolidated financial statements

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)

(All amounts in thousands of United States dollars, unless otherwise stated)

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Revenue:

Fee and commission income	$116,534	$54,277	$213,940	$97,616
Net gain on trading securities	175,252	8,302	185,152	17,386
Interest income	20,063	4,948	38,140	9,197
Net gain on foreign exchange operations	1,622	3,020	434	2,772
Net loss on derivative assets	(656)	(837)	(715)	(846)

TOTAL REVENUE, NET	312,815	69,710	436,951	126,125

Expense:
Fee and commission expense	22,968	20,021	44,832	29,790
Interest expense	16,185	4,699	30,457	8,443
Operating expense	36,569	15,867	66,888	30,293
Provision for impairment losses	366	1,044	659	666
Other expense/(income), net	653	(68)	664	(95)

TOTAL EXPENSE	76,741	41,563	143,500	69,097
NET INCOME BEFORE INCOME TAX	236,074	28,147	293,451	57,028

Income tax expense	(31,562)	(4,584)	(37,231)	(9,189)

NET INCOME	204,512	23,563	256,220	47,839

Less: Net (loss)/income attributable to non-controlling interest in subsidiary	(20)	(127)	(72)	296
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$204,532	$23,690	$256,292	$47,543

OTHER COMPREHENSIVE INCOME/(LOSS)
Reclassification adjustment relating to available-for-sale securities disposed of in the period, net of tax effect	-	-	-	71
Foreign currency translation adjustments, net of tax effect	930	(10,919)	4,230	(2,286)

COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	$205,442	$12,644	$260,450	$45,624

Less: Comprehensive income/(loss) attributable to non-controlling interest in subsidiary	(20)	(127)	(72)	296

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$205,462	$12,771	$260,522	$45,328
BASIC NET INCOME PER COMMON SHARE	$3.44	$0.40	$4.33	$0.82
DILUTED NET INCOME PER COMMON SHARE	$3.44	$0.40	$4.33	$0.82
Weighted average number of shares (basic)	59,510,976	58,358,212	59,220,800	58,358,212
Weighted average number of shares (diluted)	59,510,976	58,462,138	59,220,800	58,460,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	For the six months ended
	September 30, 2021	September 30, 2020

Cash Flows (Used In)/From Operating Activities
Net income	$256,220	$47,839
Adjustments to reconcile net income from operating activities:
Depreciation and amortization	2,634	1,655
Noncash lease expense	2,221	3,302
Change in deferred taxes	1,458	1,465
Stock compensation expense	6,722	1,055
Unrealized gain on trading securities	(35,616)	(263)
Net loss on derivatives	-	885
Net change in accrued interest	(18,187)	(328)
Allowances for receivables	659	666
Changes in operating assets and liabilities:
Lease liabilities	(2,355)	(3,188)
Derivative assets	-	(2,311)
Trading securities	(174,133)	(156,896)
Brokerage and other receivables	(249,416)	(48,257)
Loans purchased from microfinance organization	(19,474)	-
Loans sold to microfinance organization	2,860	-
Loans issued	(4,259)	501
Other assets	(863)	(804)
Customer liabilities	30,493	361,634
Current income tax liability	19,101	3,847
Trade payables	29,316	84,777
Securities sold, not yet purchased – at fair value	6,695	-
Other liabilities	(217)	1,457
Net cash flows (used in)/from operating activities	(146,141)	297,036

Cash Flows (Used In)/From Investing Activities
Purchase of fixed assets	(3,903)	(2,129)
Proceeds from sale of fixed assets	160	271
Proceeds from sale of available-for-sale securities, at fair value	-	6,437
Prepayment on acquisition	(3,341)	(4,170)
Consideration paid for Zerich Capital Management	-	(7,110)
Cash, cash equivalents and restricted cash received from acquisitions	-	27,991

Net cash flows (used in)/from investing activities	(7,084)	21,290

Cash Flows From/(Used In) Financing Activities
Proceeds from securities repurchase agreement obligations	109,016	138,149
Proceeds from issuance of debt securities	-	1,991
Repurchase of debt securities	(10,134)	(8,196)
Repayment of loans received	69	-
Exercise of options	119	-
Net cash flows from/(used in) financing activities	99,070	131,944

Effect of changes in foreign exchange rates on cash and cash equivalents	17,622	(28,451)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(36,533)	421,819
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,136,786	129,805
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,100,253	$551,624

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	For the six months ended
	September 30, 2021	September 30, 2020

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,823	$6,498
Income tax paid	$23,719	$3,389

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$6,263	$1,406

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 30, 2021	September 30, 2020

Cash and cash equivalents	$740,425	$443,439
Restricted cash	359,828	108,185
Total cash, cash equivalents and restricted cash shown as in the statement of cash flows	$1,100,253	$551,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in	Retained	Accumulated other comprehensive	Non-controlling
	Shares	Amount	capital	earnings	loss	interest	Total

Balance At June 30, 2021	59,474,712	$59	$106,833	$260,388	$(32,746)	$(1,693)	$332,841

Stock based compensation	-	-	4,561	-	-	-	4,561
Sale of Freedom UA shares	-	-	(796)	-	-	1,212	416
Exercise of options	60,000	-	119	-	-	-	119
Translation difference	-	-	-	-	930	-	930
Net income/(loss)	-	-	-	204,532	-	(20)	204,512

Balance At September 30, 2021	59,534,712	$59	$110,717	$464,920	$(31,816)	$(501)	$543,379

Balance At March 31, 2021	58,443,212	$58	$104,672	$208,628	$(36,046)	$(1,641)	$275,671

Stock based compensation	1,031,500	1	6,722	-	-	-	6,723
Sale of Freedom UA shares	-	-	(796)	-	-	1,212	416
Exercise of options	60,000	-	119	-	-	-	119
Translation difference	-	-	-	-	4,230	-	4,230
Net income/(loss)	-	-	-	256,292	-	(72)	256,220

Balance At September 30, 2021	59,534,712	$59	$110,717	$464,920	$(31,816)	$(501)	$543,379

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in	Retained	Accumulated other comprehensive	Non-controlling
	Shares	Amount	capital	earnings	loss	interest	Total

Balance At June 30, 2020	58,358,212	$58	$103,415	$90,188	$(29,270)	$(1,849)	$162,542

Stock based compensation	-	-	530	-	-	-	530
Translation difference	-	-	-	-	(10,919)	-	(10,919)
Net income/(loss)	-	-	-	23,690	-	(127)	23,563

Balance At September 30, 2020	58,358,212	$58	$103,945	$113,878	$(40,189)	$(1,976)	$175,716

Balance At March 31, 2020	58,358,212	$58	$102,890	$66,335	$(37,974)	$(2,272)	$129,037

Stock based compensation	-	-	1,055	-	-	-	1,055
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	-	-	-	-	71	-	71
Translation difference	-	-	-	-	(2,286)	-	(2,286)
Net income	-	-	-	47,543	-	296	47,839

Balance At September 30, 2020	58,358,212	$58	$103,945	$113,878	$(40,189)	$(1,976)	$175,716

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

The Company owns directly, or through subsidiaries, the following companies:

•	LLC Investment Company Freedom Finance, a Moscow, Russia-based securities broker-dealer (“Freedom RU”);
•	LLC FFIN Bank, a Moscow, Russia-based bank (“Freedom Bank RU”);
•	JSC Freedom Finance, an Almaty, Kazakhstan-based securities broker-dealer (“Freedom KZ”);
•	Freedom Finance Global, PLC, an Astana International Financial Centre-based securities broker-dealer, (“Freedom Global”);
•	Bank Freedom Finance Kazakhstan JSC, an Almaty, Kazakhstan-based bank (“Freedom Bank KZ”);
•	Freedom Finance Special Purpose Company LTD, a Nur-Sultan, Kazakhstan-based company (“Freedom SPC”);
•	Freedom Finance Commercial LLP, a Kazakhstan-based company (“Freedom Commercial”);
•	Freedom Finance Europe Limited, a Limassol, Cyprus-based broker-dealer (“Freedom EU”);
•	Freedom Finance Technologies Ltd, a Limassol, Cyprus-based IT development company (“Freedom Technologies”);
•	Freedom Finance Germany GmbH, a Berlin, Germany-based tied agent of Freedom EU (“Freedom GE”)
•	UK Prime Limited, a London, United Kingdom-based company tied agent of Freedom EU (“Prime UK”);
•	LLC Freedom Finance Uzbekistan, a Tashkent, Uzbekistan-based broker-dealer (“Freedom UZ”);
•	LLC Freedom Finance Azerbaijan, an Azerbaijan-based financial educational center (“Freedom AZ”);
•	Prime Executions, Inc., a New York City, New York-based agency only institutional brokerage (“PrimeEx”); and
•	FFIN Securities, Inc., a Nevada corporation (“FFIN”).

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

As of September 30, 2021, the Company owned a 9% interest in LLC Freedom Finance Ukraine, a Kiev, Ukraine-based broker-dealer (“Freedom UA”). The remaining 91% interest in Freedom UA is owned by Askar Tashtitov, the Company’s president. Due to recent changes to Ukrainian regulations to further restrict foreign ownership of registered Ukrainian broker-dealers, in July 2021 the Company was required to sell 23.88% of its equity interest in Freedom UA to Mr. Tashtitov, reducing the Company’s direct ownership interest in Freedom UA to 9%. In April 2019 the Company entered into a series of contractual arrangements with Freedom UA and Mr. Tashtitov that obligate the Company to guarantee the performance of all Freedom UA obligations and provide Freedom UA sufficient funding to cover all operating losses and net capital requirements, enable the Company to receive 90% of the net profits of Freedom UA after tax, and require the Company to provide Freedom UA the management competence, operational support, and ongoing access to the Company’s significant assets, necessary technology resources and expertise to conduct the business of Freedom UA. The Company accounts for Freedom UA as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Freedom UA are consolidated into the financial statements of the Company.

The Company’s subsidiaries are participants on the Kazakhstan Stock Exchange (KASE), Astana Stock Exchange (AIX), Moscow Exchange (MOEX), Saint-Petersburg Exchange (SPBX), the Ukrainian Exchange (UX), the Republican Stock Exchange of Tashkent (UZSE), the Uzbek Republican Currency Exchange (UZCE) and are members of the New York Stock Exchange (NYSE) and Nasdaq Stock Exchange (Nasdaq).

Unless otherwise specifically indicated or as is otherwise contextually required, FRHC, Freedom RU, Freedom Bank RU, Freedom KZ, Freedom Global, Freedom Bank KZ, Freedom SPC, Freedom Commercial, Freedom EU, Freedom Technologies, Freedom GE, Prime UK, Freedom UZ, Freedom AZ, PrimeEx, and FFIN are collectively referred to herein as the “Company”.

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

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements present the consolidated accounts of FRHC, Freedom RU, Freedom Bank RU, Freedom KZ, Freedom Global, Freedom Bank KZ, Freedom SPC, Freedom Commercial, Freedom EU, Freedom Technologies, Freedom GE, Prime UK, Freedom UZ, Freedom AZ, PrimeEx, and FFIN. All significant inter-company balances and transactions have been eliminated from the consolidated financial statements.

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

Interest income

Interest income on loans issued, trading securities and reverse repurchase agreement obligations are recognized based on the contractual provisions of the underlying arrangements.

Loan premiums and discounts are deferred and generally amortized into interest income as yield adjustments over the contractual life and/or commitment period using the effective interest method.

Unamortized premiums, discounts and other basis adjustments on trading securities are generally recognized in interest income over the contractual lives of the securities using the effective interest method.

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

Loans

The Company’s loan portfolio is divided into three portfolio segments: credit card, mortgages and retail banking loans. Credit card consists of loans provided to individuals and businesses through the cards. Mortgage loans consist of loans provided to individuals to purchase real estate, which is used as collateral for the loan. Retail banking loans consist of unsecured loans provided to individuals.

Loans Acquired

All purchased loans are initially recorded at fair value, which includes consideration of expected future losses, at the date of the loan acquisition. To determine the fair value of loans at the date of acquisition, the Company estimates the discounted contractual cash flows due using an observable market rate of interest, adjusted for factors such as probable default rates of the borrowers, and the loan terms that a market participant would consider in determining fair value. In determining fair value, contractual cash flows are adjusted to include prepayment estimates based upon historical payment trends, forecasted default rates and loss severities and other relevant factors. The difference between the fair value and the contractual cash flows is recorded as a loan premium or discount, which may relate to either credit or non-credit factors, at acquisition.

The Company accounts for purchased loans under the accounting guidance for purchased financial assets with credit deterioration when, at the time of purchase, the loans have experienced a more-than-insignificant deterioration in credit quality since origination.

The Company recognizes an allowance for credit losses on purchased loans that have not experienced a more-than-insignificant deterioration in credit quality since origination at the time of purchase through earnings in a manner that is consistent with originated loans. The policies relating to the allowance for credit losses on loans is described below in the “Estimate of Incurred Loan Losses” section of this Note.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

Estimate of Incurred Loan Losses.

The allowance represented management’s current estimate of incurred loan losses inherent in the Company’s loan portfolio as of each balance sheet date. The provision for credit losses reflected credit losses the Company believed had been incurred and would eventually be recognized over time through charge-offs.

Management performed a quarterly analysis of the Company’s loan portfolio to determine if impairment had occurred and to assess the adequacy of the allowance based on historical and current trends as well as other factors affecting credit losses. The Company applied separate calculations of the allowance for its credit cards, mortgages and retail loan portfolios. Based on the adopted methodology, the Company estimated the probability of default based on historical default rates, adjusted for certain macro indicators, such as GDP, average exchange rates, unemployment rate and real wage index. Loss given default is calculated based on the collateral coverage of the loans. The Company’s allowance for loan losses consisted of two components that were allocated to cover the estimated probable losses in each loan portfolio based on the results of the Company’s detailed review and loan impairment assessment process: (i) a component for loans collectively evaluated for impairment; and (ii) an asset-specific component for individually impaired loans.

The component of the allowance related to credit card, mortgages and retail banking loans that the Company collectively evaluated for impairment was based on a statistical calculation and on its historical loss experience for loans with similar risk characteristics and consideration of the current credit quality of the portfolio. The asset-specific component of the allowance includes smaller-balance homogeneous credit card and retail banking loans whose terms have been modified in a troubled debt restructuring and larger-balance nonperforming, non-homogeneous commercial banking loans. The Company generally measured the asset-specific component of the allowance based on the difference between the recorded investment of individually impaired loans and the present value of expected future cash flows. In addition to the allowance, the Company also estimated probable losses related to contractually binding unfunded lending commitments.

Functional currency

Management has adopted ASC 830, Foreign Currency Translation Matters as it pertains to its foreign currency translation. The Company’s functional currencies are the Russian ruble, European euro, U.S. dollar, Ukrainian hryvnia, Uzbekistani som, Kazakhstani tenge, Kyrgyzstani som, UK pound sterling and the Azerbaijani manat, and its reporting currency is the U.S. dollar. For financial reporting purposes, foreign currencies are translated into U.S. dollars as the reporting currency. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive loss”.

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

Impairment of goodwill

As of September 30, 2021, and March 31, 2021, goodwill recorded in the Company’s Consolidated Balance Sheets totaled $7,894 and $7,868, respectively. The Company performs an impairment review at least annually unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. In its annual goodwill impairment test, the Company estimated the fair value of the reporting unit based on the income approach (also known as the discounted cash flow method) and determined the fair value of the Company’s goodwill exceeded the carrying amount of the Company’s goodwill. The goodwill value as of September 30, 2021, increased compared to March 31, 2021, due to foreign exchange currency translation.

The changes in the carrying amount of goodwill as of March 31, 2021, and for the quarter September 30, 2021, were as follows:

Balance as of March 31, 2021	$7,868

Foreign currency translation	26

Balance as of September 30, 2021	$7,894

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

The Company will include interest and penalties arising from the underpayment of income taxes in the provision for income taxes (if anticipated). As of September 30, 2021, and March 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

The Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has presented the deferred tax impacts of GILTI tax in its consolidated financial statements as of September 30, 2021 and 2020.

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

Operating lease assets and corresponding lease liabilities are recognized on the Company’s Consolidated Balance Sheets. Refer to Note 19 - Leases, within the notes to condensed consolidated financial statements for additional disclosure and significant accounting policies affecting leases.

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

Recent accounting pronouncements

In June 2016 the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. That methodology replaces the probable, incurred loss model for those assets. In November 2019, the FASB issued ASU 2019-10 “Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)”. The FASB developed a philosophy to extend and simplify how effective dates are staggered between larger public companies (bucket one) and all other entities (bucket two). Those other entities include private companies, smaller public companies, not-for-profit organizations, and employee benefit plans. Under this philosophy, a major update would first be effective for bucket-one entities, that is, public business entities that are SEC filers, excluding entities eligible to be smaller reporting companies (SRCs) under the SEC’s definition. The Master Glossary of the Codification defines public business entities and SEC filers. All other entities, including SRCs, other public business entities, and nonpublic business entities (private companies, not-for-profit organizations, and employee benefit plans) would compose bucket two. For those entities, it is anticipated that the FASB will consider requiring an effective date staggered at least two years after bucket one for major updates. At the date when ASU 2016-13 was issued, the Company was an SRC and according to ASU 2019-10, qualifies for bucket two. Accordingly, ASU 2016-13 and ASU 2017-12 are effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact that ASU 2016-13 and 2017-12 will have on its consolidated financial statements and related disclosures.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

In January 2021 the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Table of Contents link FASB Accounting Standards Codification (ASC) Topic 848, Reference Rate Reform, for contract modifications and hedge accounting apply as well to derivatives that are affected by the changes in interest rates used for margining, discounting or contract price alignment (i.e., the discounting transition). Examples of such use include (1) rates used in interest rate swaps to compute the cash flows for the swap’s variable leg, (2) interest rate indexes used to discount the future cash flows of a derivative instrument to determine its fair value, and (3) the compensation or the interest amount earned on margin payments (i.e., contract price alignment). The amended guidance in ASU No. 2021-01 is effective immediately for all entities. The guidance may be applied on (1) a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or (2) a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of ASU No. 2021-01 through the date that financial statements are available to be issued. If any of the amendments are applied for an eligible hedging relationship, adjustments resulting therefrom must be reflected as of the date that the election is applied. The Company’s adoption of the provisions of ASU No. 2021-01 had no significant impact on the Company’s consolidated financial statements.

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

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

In August 2021 the FASB issued Accounting Standard Update No 2021-06 “Presentation of Financial Statements (Topic 205), Financial Services — Depository and Lending (Topic 942), and Financial Services — Investment Companies (Topic 946)” which amends various SEC paragraphs pursuant to the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses. SEC issued Final Rulemaking Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, which modified the disclosure and presentation requirements concerning acquisitions and disposals of businesses. Primarily, the new rules amended (1) Rule 1-02(w) of Regulation S-X, Definition of Terms Used in Regulation S-X, Significant Subsidiary, (2) Rule 3-05 of Regulation S-X, Financial Statements of Businesses Acquired or to Be Acquired, (3) Rule 8-05 of Regulation S-X, Pro Forma Financial Information (which covers smaller reporting companies), and (4) Article 11 of Regulation S-X, Pro Forma Financial Information. In addition, new Rule 6-11 of Regulation S-X, Financial Statements of Funds Acquired or to Be Acquired, covering acquisitions specific to investment companies, was added. Corresponding changes were made to other Regulation S-X rules, various Securities Act and Securities Exchange Act rules, and Forms 8-K and 10-K. Compliance with the amended rules is required from the beginning of a registrant’s fiscal year commencing after December 31, 2020 (i.e., the mandatory compliance date). Acquisitions and dispositions that are probable or consummated after the mandatory compliance date are required to be evaluated for significance pursuant to the amended rules. Early compliance is permitted, provided that all the amended rules are applied in their entirety from the early compliance date. ASU No. 2021-06 amends SEC material in the Codification to give effect to Release No. 33-10786. The new rules apply to fiscal years ending on or after December 15, 2021 (i.e., calendar-year 2021). Early voluntary compliance is allowed. Note that the rescission of Industry Guide 3 is effective on January 1, 2023. ASU No. 2021-06 amends SEC material in the Codification to give effect to Release No. 33-10835. The Company is currently evaluating the impact that ASU 2021-06 will have on its consolidated financial statements and related disclosures.

NOTE 3 – CASH AND CASH EQUIVALENTS

As of September 30, 2021, and March 31, 2021, cash and cash equivalents consisted of the following:

	September 30, 2021	March 31, 2021

Current accounts with brokers	$190,385	$94,494
Securities purchased under reverse repurchase agreements	164,240	248,946
Accounts with stock exchanges	149,361	98,521
Current accounts with commercial banks	90,886	75,903
Current accounts in clearing organizations	50,312	83,194
Current account with National Bank (Kazakhstan)	37,628	36,726
Current account with National Settlement Depository (Russia)	26,496	28,215
Petty cash in bank vault and on hand	22,970	25,830
Current account with Central Bank (Russia)	7,975	6,930
Current account with Central Depository (Kazakhstan)	172	69
Total cash and cash equivalents	$740,425	$698,828

As of September 30, 2021, and March 31, 2021, with the exception of funds deposited with banks in the United States which may qualify for FDIC insurance up to $250,000, cash and cash equivalents were not insured.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

As of September 30, 2021, and March 31, 2021, the cash and cash equivalents balance included collateralized securities received under reverse repurchase agreements on the terms presented below:

	September 30, 2021
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	0.39%	141,873	-	141,873
Non-US sovereign debt	1.20%	11,582	10	11,592
Corporate debt	3.16%	10,775	-	10,775
Total securities sold under repurchase agreements		$164,230	$10	$164,240

	March 31, 2021
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Non-US sovereign debt	1.07%	$101,258	$-	101,258
Corporate debt	4.42%	94,562	-	94,562
Corporate equity	2.76%	51,564	-	51,564
US sovereign debt	0.50%	1,562	-	1,562
Total securities sold under repurchase agreements		$248,946	$-	$248,946

The securities received by the Company as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Company under reverse repurchase agreements as of September 30, 2021, and March 31, 2021, was $181,330 and $272,586, respectively.

NOTE 4 – RESTRICTED CASH

Restricted cash for the periods ended September 30, 2021, and March 31, 2021, consisted of:

	September 30, 2021	March 31, 2021

Brokerage customers’ cash	$349,097	$427,233
Deferred distribution payments	8,534	8,534
Reserve with Central Bank of Russia	2,109	1,758
Guarantee deposits	88	433
Total restricted cash	$359,828	$437,958

As of September 30, 2021, and March 31, 2021, the Company’s restricted cash included the cash portion of the funds segregated in a special custody account for the exclusive benefit of its brokerage customers, as well as required reserves with the Central Bank of the Russian Federation which represents cash on hand balance requirements. Restricted cash also included a deferred distribution payment amount, which is a reserve held for distribution to shareholders who have not yet claimed their distributions from the 2011 sale of the Company’s oil and gas exploration and production operations of $8,534. This distribution is currently payable, subject to the entitled shareholders completing and submitting to the Company the necessary documentation to claim his, her or its distribution payments. The Company has no control over when, or if, an entitled shareholder will submit the necessary documentation to claim their distribution payment. The entire deferred distribution payment amount was held in cash at September 30, 2021, and March 31, 2021. A Company shareholder entitled to a portion of the distribution amount died before claiming the distribution. As a result of disputes between the individual’s putative heirs and potential owners of an entity that also claimed through the shareholder, the Company has been unable to determine who is legally entitled to receive the distribution payment. The putative estate asserted claims in Utah state court seeking payment of the distribution. The Company counterclaimed for interpleader and other claims and seeking a determination from the court as to who is rightfully entitled to receive the distribution payment. On October 5, 2021, the court granted the Company’s motion to dismiss, dismissing all claims by both parties without prejudice because plaintiffs failed to follow proper procedures and therefore the court lacked jurisdiction. For additional information regarding this matter see Part II, Item 1 Legal Proceedings of this quarterly report on Form 10-Q.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 5 – TRADING AND AVAILABLE-FOR-SALE SECURITIES AT FAIR VALUE

As of September 30, 2021, and March 31, 2021, trading and available-for-sale securities consisted of:

	September 30, 2021	March 31, 2021

Corporate debt	$618,428	$334,763
Non-US sovereign debt	261,442	333,619
Corporate equity	70,377	47,340
Exchange traded notes	17,028	9,638
US sovereign debt	7,206	10,828
Total trading securities	$974,481	$736,188

Equity securities	$1	$1
Total available-for-sale securities, at fair value	$1	$1

As of September 30, 2021, the Company held debt securities of two issuers which individually exceeded 10% of the Company’s total trading securities - the Kazakhstan Sustainability Fund JSC (BBB credit rating) in the amount of $417,450 and Ministry of Finance of the Republic of Kazakhstan (BBB- credit rating) in the amount of $199,070. As of March 31, 2021, the Company held debt securities of two issuers which individually exceeded 10% of the Company’s total trading securities - the Ministry of Finance of the Republic of Kazakhstan and the Kazakhstan Sustainability Fund JSC in the amounts of $293,451 and $193,677, respectively.

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

The following tables present securities assets in the Condensed Consolidated Financial Statements or disclosed in the Notes to the Condensed Consolidated Financial Statements at fair value on a recurring basis as of September 30, 2021, and March 31, 2021:

			Fair Value Measurements at
			September 30, 2021 using
	Weighted Average		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Units
	Interest Rate	Total	(Level 1)	(Level 2)	(Level 3)

Corporate debt	8.3%	$618,428	$618,050	$-	$378
Non-U.S. sovereign debt	7.88%	261,442	259,480	-	1,962
Corporate equity	-	70,377	19,710	50,291	376
Exchange traded notes	-	17,028	17,028	-	-
U.S. sovereign debt	1.6%	7,206	7,206	-	-

Total trading securities		$974,481	$921,474	$50,291	$2,716

Equity securities		$1	$-	$-	$1
Total available-for-sale securities, at fair value		$1	$-	$-	$1

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

The table below presents the valuation techniques and significant level 3 inputs used in the valuation as of September 30, 2021, and March 31, 2021. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to the determination of fair value.

Type	Valuation Technique	FV as of September 30, 2021	FV as of March 31, 2021	Significant Unobservable Inputs	%

Corporate equity	DCF	$-	$18,408	Discount rate	10.6%
				Estimated number of years	9 years
Corporate debt	DCF	$374	$360	Discount rate	16.5%
				Estimated number of years	9 years
Corporate equity	DCF	$380	$301	Discount rate	18.5%
				Estimated number of years	9 years
Non-US sovereign debt	DCF	$1,030	-	Discount rate	13.3%
				Estimated number of years	6 months
Non-US sovereign debt	DCF	$932	-	Discount rate	13.8%
				Estimated number of years	1 year
Total		$2,716	$19,069

As of September 30, 2021, shares of SPBX held by the Company were transferred from level 3 to level 2. During the six months ended September 30, 2021, market trades of SPBX shares were executed in the market, and market data for these shares became available.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended September 30, 2021, and the year ended March 31, 2021:

	Trading securities	Available-for-sale securities
Balance as of March 31, 2021	$19,069	$1
Reclassification to level 2	(18,408)	-
Purchase of investments that use Level 3 inputs	1,965	-
Revaluation of investments that use Level 3 inputs	90	-
Balance as of September 30, 2021	$2,716	$1

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

The table below presents the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of available-for-sale securities as of September 30, 2021, and March 31, 2021:

		September 30, 2021
	Assets measured at amortized cost	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value

Equity securities	$1	$-	$1

Balance as of September 30, 2021	$1	$-	$1

		March 31, 2021
	Assets measured at amortized cost	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value

Equity securities	$1	$-	$1

Balance as of March 31, 2021	$1	$-	$1

NOTE 6 – BROKERAGE AND OTHER RECEIVABLES, NET

Brokerage and other receivables as of September 30, 2021, and March 31, 2021, consisted of:

	September 30, 2021	March 31, 2021

Margin lending receivables	$308,256	$58,095
Receivables from brokerage clients	4,134	4,199
Long-term installments receivables	1,210	1,280
Receivable from sale of securities	910	484
Receivable for underwriting and market-making services	887	564
Bank commissions receivable	443	767
Dividends accrued	23	1,392
Bonds coupon receivable	3	-
Other receivables	2,702	56

Allowance for receivables	(1,441)	(2,036)

Total brokerage and other receivables, net	$317,124	$64,801

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

On September 30, 2021, and March 31, 2021, amounts due from a single related party customer were $215,342 and $8,948, respectively or 69% and 14% respectively, of total brokerage and other receivables, net. Based on historical data, the Company considers receivables due from related parties fully collectible. As of September 30, 2021, and March 31, 2021, using historical and statistical data, the Company recorded an allowance for brokerage receivables in the amounts of $1,441 and $2,036, respectively.

NOTE 7 – LOANS ISSUED

Loans issued as of September 30, 2021, consisted of the following:

	Amount Outstanding, net of allowance	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Uncollateralized bank customer loans	13,428	October 2021 - September 2025	12.10%	-	KZT
Mortgage loans	11,190	October 2021 – September 2036	14.83%	11,089	KZT
Subordinated loan	5,099	December 2022 - April 2024	4.89%	-	USD
Bank customer loans	1,520	November 2021-September 2045	12.00%	1,000	RUB
Subordinated loan	1,392	September 2029	7.00%	-	UAH
Uncollateralized non-bank loan	18	December 2021	2.00%	-	EUR
	$32,647

During the six months ended September 30, 2021, the Company entered into agreements with a related party microfinance organization to purchase uncollateralized consumer retail loans. The agreements provide the Company the ability to sell back to the microfinance organization up to $3,000 of the total loans purchased if such loans become delinquent for more than 20 days.

The Company has determined that it has assumed substantially all of the risks and rewards from the transferor of the loans, with the exception of the amount it has the right to sell back to the transferor, accordingly the Company has received control of the loans and has recognized the loans on its Condensed Consolidated Balance Sheets.

During the six months ended September 30, 2021, the Company purchased loans in the aggregate amount of $19,474 and sold back loans totaling $2,860 to the microfinance organization.

As of September 30, 2021, the Company held outstanding loans purchased from the microfinance organization totaling $14,615 net of an allowance of $1,187.

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

The tax rates used for deferred tax assets and liabilities as of September 30, 2021, and March 31, 2021, were 21% for the U.S., 20% for the Russian Federation, Kazakhstan, and Kyrgyzstan, 31% for Germany, 12.5% for Cyprus, 18% for Ukraine, 2% for Azerbaijan and 15% for Uzbekistan. Deferred tax assets and liabilities of the Company are comprised of the following:

	September 30, 2021	March 31, 2021

Deferred tax assets:
Tax losses carryforward	$310	$316
Accrued liabilities	520	236
Depreciation	-	16
Revaluation on trading securities	415	-
Valuation allowance	(310)	(316)
Deferred tax assets	$935	$252

Deferred tax liabilities:
Revaluation on trading securities	$4,560	$2,546
Fixed and Intangible Assets	1,769	1,568
Subordinated debt	502	523
Deferred tax liabilities	$6,831	$4,637

Net deferred tax liabilities	$(5,896)	$(4,385)

During the six months ended September 30, 2021, and 2020, the effective tax rate was equal to 13.4% and 16.1%, respectively.

Tax loss carryforwards as of September 30, 2021, and March 31, 2021, were $310 and $316, respectively, and are subject to income tax in the Ukraine and Uzbekistan.

NOTE 9 – SECURITIES REPURCHASE AGREEMENT OBLIGATIONS

As of September 30, 2021, and March 31, 2021, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	September 30, 2021
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total

Securities sold under repurchase agreements
Corporate debt	9.21%	$376,018	$5,921	$381,939
Non-U.S. sovereign debt	8.92%	153,124	-	153,124
US sovereign debt	0.35%	2,214	-	2,214
Total		$531,356	$5,921	$537,277

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

The fair value of collateral pledged under repurchase agreements as of September 30, 2021, and March 31, 2021, was $550,297 and $426,669, respectively.

Securities pledged as collateral by the Company under repurchase agreements are liquid trading securities with market quotes and significant trading volume.

NOTE 10 – CUSTOMER LIABILITIES

The Company recognizes customer liabilities associated with funds held by our brokerage and bank customers. Customer liabilities consist of:

	September 30, 2021	March 31, 2021

Brokerage customers	$1,005,653	$938,086
Banking customers	213,711	225,611
Total	$1,219,364	$1,163,697

As of September 30, 2021, banking customer liabilities consisted of current accounts and deposits of $106,800 and $106,911 respectively. As of March 31, 2021, banking customer liabilities consisted of current accounts and deposits of $133,493 and $92,118, respectively.

NOTE 11 – TRADE PAYABLES

Trade payables of the Company is comprised of the following:

	September 30, 2021	March 31, 2021

Margin lending payable	$44,668	$20,120
Payables to suppliers of goods and services	3,604	1,708
Coupon payable	2,226	-
Trade payable for securities purchased	295	264
Guarantee fee received	30	-
Advances received	1	-
Other	247	212
Total	$51,071	$22,304

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

On September 30, 2021, and March 31, 2021, trade payables due to a single related party were $44,330 or 87% and $13,810 or 62%, respectively.

NOTE 12 – SECURITIES SOLD, NOT YET PURCHASED – AT FAIR VALUE

As of September 30, 2021, and March 31, 2021, the Company’s securities sold, not yet purchased at fair value was $14,867 and $8,592, respectively.

During the six months ended September 30, 2021, the Company sold shares that were not owned by it in the amount of $5,878 and closed short positions in the amount of $23. During the six months ended September 30, 2021, the Company recognized a loss on the change in the fair value of financial liabilities in the amount of $420 in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income.

A short sale involves the sale of a security that is not owned with the expectation of purchasing the same security (or a security exchangeable) at a later date at a lower price. A short sale involves the risk of a theoretically unlimited increase in the market price of the security that would result in a theoretically unlimited loss.

NOTE 13 – LOANS RECEIVED

Loans received by the Company includes:

Company	Lender	September 30, 2021	March 31, 2021	Interest Rate	Term	Maturity dates

Freedom Holding Corp.	Non-Bank	$3,456	$3,373	5.00%	14 months	12/31/21
Total		$3,456	$3,373

As of September 30, 2021, non-bank loans received were unsecured. As of September 30, 2021, and March 31, 2021, accrued interest on the loans totaled $156 and $73, respectively.

NOTE 14 – DEBT SECURITIES ISSUED

Outstanding debt securities of the Company include the following:

	September 30, 2021	March 31, 2021

Debt securities issued denominated in USD	$50,541	$60,743
Debt securities issued denominated in RUB	6,872	6,605
Accrued interest	833	1,095
Total	$58,246	$68,443

As of September 30, 2021 and March 31, 2021, the Company’s outstanding debt securities had fixed annual coupon rates ranging from 6.5% to 12% and maturity dates ranging from February 2022 to January 2023. The Company’s debt securities include bonds of Freedom RU issued under Russian Federation law, which trade on the MOEX. The Company’s debt securities also include $20,498 of FRHC notes issued from December 2019 to February 2020. The FRHC notes, denominated in U.S. dollars, bear interest at an annual rate of 7.00% and are due in December 2022. The FRHC notes were issued under Astana International Financial Centre law and trade on the AIX. On May 29, 2021, the Company retired U.S. dollar denominated 8% Freedom KZ bonds that had a carrying value of $10,477 including interest accrued of $274 as of March 31, 2021.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs.

NOTE 15 – NET GAIN ON TRADING SECURITIES

Net gain on trading securities is comprised of:

	Three months ended September 30, 2021	Three months ended September 30, 2020

Net gain recognized during the period on trading securities sold during the period	$143,724	$5,883
Net unrealized gain/(loss) recognized during the reporting period on trading securities still held at the reporting date	31,528	2,419
Net gain recognized during the period on trading securities	$175,252	$8,302

	Six months ended September 30, 2021	Six months ended September 30, 2020

Net gain recognized during the period on trading securities sold during the period	$149,536	$17,123
Net unrealized gain/(loss) recognized during the reporting period on trading securities still held at the reporting date	35,616	263
Net gain recognized during the period on trading securities	$185,152	$17,386

As of September 30, 2021, and March 31, 2021, the Company held in its proprietary trading portfolio shares of stock of SPBX at fair value of $50,083 and $18,408, respectively.

During the three months ended September 30, 2021, the Company exchanged approximately 11,500 shares of its stock of SPBX for units in the closed-end unit investment combined fund “SPB fund” (the “SPBX ETF”). In September 2021, the Company sold its SPBX ETF units to approximately 15,000 investors through placement agents for net proceeds of $155,673. As a result, during the three months ended September 30, 2021, the Company recognized gains on trading securities of $179,015, which included $141,067 of realized gain and $37,948 of net unrealized gain from revaluation of the SPBX shares the Company still held at September 30, 2021.

NOTE 16 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2021, and 2020, the Company earned commission income from related parties in the amounts of $84,444 and $41,167, respectively. During the six months ended September 30, 2021, and 2020, the Company earned commission income from related parties in the amounts of $150,416 and $71,957, respectively. Commission income earned from related parties is comprised primarily of brokerage commissions and commissions for money transfers by brokerage clients.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

During the three months ended September 30, 2021, and 2020, the Company paid commission expense to related parties in the amount of $5,245 and $7,936, respectively. During the six months ended September 30, 2021, and 2020, the Company paid commission expense to related parties in the amounts of $10,527 and $10,381, respectively.

During the three months ended September 30, 2021, and 2020, the Company recorded stock-based compensation expense for restricted stock grants to related parties in the amount of $385 and $0, respectively. During the six months ended September 30, 2021, and 2020, the Company recorded stock-based compensation expense for restricted stock grants to related parties in the amount of $566 and $0, respectively.

As of September 30, 2021, and March 31, 2021, the Company had cash and cash equivalents held in brokerage accounts of related parties totaling $22,890 and $12,256, respectively.

As of September 30, 2021, and March 31, 2021, the Company had bank commission receivables and receivables from brokerage clients from related parties totaling $268 and $962, respectively. Brokerage and other receivables from related parties result principally from commissions receivable on the brokerage operations of related parties.

As of September 30, 2021, and March 31, 2021, the Company had margin lending receivables with related parties totaling $216,171 and $9,886, respectively.

As of September 30, 2021, and March 31, 2021, the Company had margin lending payables to related parties, totaling $44,327 and $13,810, respectively.

As of September 30, 2021, and March 31, 2021, the Company had accounts payable due to a related party totaling $240 and $339, respectively.

As of September 30, 2021, and March 31, 2021, the Company had financial liability with related parties totaling $1,876 and $1,707, respectively.

As of September 30, 2021, and March 31, 2021, the Company had customer liabilities to related parties totaling $359,384 and $327,610, respectively.

As of September 30, 2021, and March 31, 2021, the Company had restricted customer cash deposited in current and brokerage accounts with related parties in the amounts of $248,371 and $156,878.

During the six months ended September 30, 2021, the Company purchased loans from a related party microfinance organization in the aggregate amount of $19,474 and sold back loans totaling $2,860. As of September 30, 2021, and March 31, 2021, the Company held loans purchased from related parties, net of alloances in the amounts of $13,428 and $0.

In July 2021, to comply with certain foreign ownership restrictions relating to registered Ukrainian broker-dealers, the Company sold 23.88% of the outstanding equity interest of Freedom UA to Askar Tashtitov, the Company’s president, for $416. For additional information regarding this transaction, see Note 1 – Description of Business.

Brokerage and related banking services, including margin lending, were provided to related parties pursuant to standard client account agreements and at standard market rates.

NOTE 17– STOCKHOLDERS’ EQUITY

During the six months ended September 30, 2021, non-qualified stock options to purchase 60,000 shares were exercised at a strike price of $1.98 per share for total proceeds of $119. During the six months ended September 30, 2020, no outstanding nonqualified stock options were exercised.

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

On May 18, 2021, the Company awarded restricted stock grants totalling 1,031,500 shares of its common stock to employees and consultants of the Company, including two executive officers of the Company. Of the 1,031,500 shares awarded pursuant to the restricted stock grant awards, 200,942 shares are subject to one-year vesting, 211,658 shares are subject to two-year vesting and 206,300 shares per year are subject to three, four and five-year vesting, respectively.

On December 30, 2020, the Company awarded restricted stock grants in the amount of 15,000 shares of its common stock to three employees. Of the 15,000 shares awarded pursuant to the restricted stock grant awards, 4,500 shares are subject to one-year vesting conditions, 4,500 shares are subject to two-year vesting conditions and 6,000 shares are subject to three-year vesting conditions.

The Company recorded stock-based compensation expense for restricted stock grants in the amount of $4,561 and $6,722 during the three months and six months ended September 30, 2021, respectively. During the three and six months ended September 30, 2020, the Company recorded stock-based compensation expense for restricted stock grants and stock options in the amount of $530 and $1,055, respectively.

NOTE 18 – STOCK BASED COMPENSATION

During the six months ended September 30, 2021, a total of 1,031,500 restricted shares were awarded to key employees. The compensation expense related to restricted stock grants was $4,561 during the three months ended September 30, 2021, and $476 during three months ended September 30, 2020. The compensation expense related to restricted stock grants was $6,722 during the six months ended September 30, 2021, and $947 during six months ended September 30, 2020. As of September 30, 2021, there was $33,459 of total unrecognized compensation cost related to non-vested shares of common stock granted. The cost is expected to be recognized over a weighted average period of 4.62 years.

The Company has determined the fair value of restricted shares awarded during the six months ended September 30, 2021 using the Monte Carlo valuation model based on the following key assumptions:

Term (years)	5
Volatility	41.5%
Risk-free rate	0.06%

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

The table below summarizes the activity for the Company’s restricted stock outstanding during the six months ended September 30, 2021:

	Shares	Weighted Average Fair Value
Outstanding, at March 31, 2021	15,000	$775
Granted	1,031,500	39,465
Vested	-	-
Forfeited/cancelled/expired	-	-
Outstanding, at September 30, 2021	1,046,500	$40,240

During the six months ended September 30, 2021 and 2020, no stock options were awarded. Total compensation expense related to outstanding options was $0 for the three months ended September 30, 2021, and $54 for the three months ended September 30, 2020. During the six months ended September 30, 2021, options to purchase a total of 60,000 shares were exercised.

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

The following is a summary of stock option activity for the six months ended September 30, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, March 31, 2021	60,000	$1.98	6.52	$3,083
Granted	-	-	-	-
Exercised	(60,000)	1.98	-	3,742
Forfeited/cancelled/expired	-	-	-	-
Outstanding, at September 30, 2021	-	-	-	$-
Exercisable, at September 30, 2021	-	$-	-	$-

FREEDOM HOLDING CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 19 – LEASES

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

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of September 30, 2021:

	Classification on Balance Sheet	September 30, 2021
Assets
Operating lease assets	Right-of-use assets	$16,471
Total lease assets		$16,471

Liabilities
Operating lease liability	Operating lease obligations	$16,298
Total lease liability		$16,298

Lease obligations at September 30, 2021, consisted of the following:

Twelve months ending March 31,
2022 - remaining after September 30	$4,291
2023	7,618
2024	3,511
2025	2,110
2026	1,327
Thereafter	330
Total payments	19,187
Less: amounts representing interest	(2,889)
Lease liability, net	$16,298
Weighted average remaining lease term (in months)	26
Weighted average discount rate	12%

Lease commitments for short term operating leases as of September 30, 2021, are approximately $626. The Company’s rent expense for office space was $653 and $769 for the three and six months ended September 30, 2021, and $70 and $171 for the three and six months ended September 30, 2020, respectively.

NOTE 20 – COMMITMENTS AND CONTINGENCIES

Freedom Bank KZ is a party to certain off-balance sheet financial instruments. These financial instruments include guarantees and unfunded commitments under existing lines of credit. These commitments expose the Company to varying degrees of credit and market risk which are essentially the same as those involved in extending loans to customers and are subject to the same credit policies used in underwriting loans. Collateral may be obtained based on the Company’s credit evaluation of the counterparty. The Company’s maximum exposure to credit loss is represented by the contractual amount of these commitments.

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

Bank guarantees

Bank guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support trade transactions or guarantee arrangements. The credit risk involved in issuing guarantees is essentially the same as that involved in extending loan facilities to customers. A significant portion of the issued guarantees are collateralized by cash. Total lending related commitments outstanding at September 30, 2021, were as follows:

As of September 30, 2021
Bank guarantees	$7,089
Unfunded commitments under lines of credit	6,250
Total	$13,339

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

Special Note About Forward-Looking Information

Certain information included here in and the documents incorporated by reference in this quarterly report on Form 10-Q, if any, contain statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are statements that could be forward-looking. You can recognize these statements through our use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “will,” “would,” other similar expressions and their negatives.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that could cause actual results to differ materially from any future results, expressed or implied, in forward looking statements. Such factors include but are not limited to, the following:

•	general economic and political conditions globally and in the particular markets where we operate;
•	declines in global financial markets;
•	the impacts of the COVID-19 pandemic, including viral variants, future outbreaks and the effectiveness of measures implemented to contain its spread;
•	a lack of liquidity, e.g., access to funds or funds at reasonable rates for use in our businesses;
•	the inability to meet regulatory capital or liquidity requirements;
•	increased competition, including downward pressures on commissions and fees;
•	risks inherent to the electronic brokerage, banking and market making businesses;
•	fluctuations in interest rates and foreign currency exchange rates;
•	failure to protect or enforce our intellectual property rights in our proprietary technology;
•	risks associated with being a “controlled company” within the meaning of the rules of Nasdaq;
•	the loss of key executives or failure to recruit and retain personnel;
•	our ability to keep up with rapid technological change;
•	information technology, trading platform and other system failures, cyber security threats and other disruptions;
•	losses caused by non-performance by third parties;

•	decreased profitability if loan payment delinquencies in our lending portfolio increase;
•	losses (whether realized or unrealized) on our investments;
•	our inability to integrate any businesses we acquire or otherwise adapt to expansion and rapid growth in our business;
•	risks inherent in doing business in Russia and the other developing markets in which we do business;
•	the impact of tax laws and regulations, and their changes, in any of the jurisdictions in which we operate;
•	non-compliance with laws and regulations in each of the jurisdictions in which we operate, particularly those relating to the securities and banking industries;
•	the creditworthiness of our trading counterparties, and banking and margin customers;
•	litigation and regulatory liability;
•	unforeseen or catastrophic events, including the emergence of pandemics, terrorist attacks, extreme weather events or other natural disasters, military conflict and political discord; and
•	other factors discussed in this report, as well as in our annual report on Form 10-K filed with the SEC on June 15, 2021.

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

Overview

Freedom Holding Corp. is a holding company. Our operating subsidiaries provide financial services including full-service retail securities brokerage, banking services, investment education, securities trading, investment banking, retail banking, underwriting services and market making activities in Eurasia. We are headquartered in Almaty, Kazakhstan, with supporting administrative offices in Russia, Cyprus and the United States of America.

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

Our business is directed toward providing an array of financial services to our target retail audience which is individuals, businesses and financial institutions, including other broker-dealers, seeking to diversify their investment portfolios to manage economic risk associated with political, regulatory, currency, banking, and national uncertainties. Clients are provided online tools and retail locations to establish accounts and conduct securities trading on transaction-based pricing. We market to our customer demographic through a number of channels, including telemarketing, training seminars and investment conferences, print and online advertising, social media, our mobile app and search engine optimization.

All dollar amounts reflected under the headings “Executive Summary,” “Results of Operations,” “Liquidity and Capital Resources,” and “Cash Flows” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are presented in thousands of U.S. dollars unless the context indicates otherwise.

Executive Summary

Customer Base

We service more than 340,000 client accounts.  As of September 30, 2021, more than 60% of those client accounts carried positive cash or asset account balances. Internally, we designate “active accounts” as those in which at least one transaction occurs per quarter. For the three months ended September 30, 2021, we had approximately 100,000 active accounts.

In addition to organic customer acquisition, we have accelerated our growth through several strategic acquisitions which has enabled us to expand our market reach, increase our client base and provide our clientele the convenience of both a state-of-the-art proprietary electronic trading platform, Tradernet, and 103 retail brokerage and financial services offices located across Kazakhstan (32), Kyrgyzstan (1), Russia (43), Uzbekistan (8), Ukraine (14), Cyprus (1), Germany (2), Azerbaijan (1), UK(1) and USA (1) that provide an array of financial services, and investment consulting and education. In Russia, 30 of our brokerage and financial services offices also provide banking services to firm customers.

Significant events

During the quarter ended September 30, 2021, we exchanged approximately 11,500 shares of stock in the SPBX we held in our proprietary trading account for units in the closed-end unit investment combined fund “SPB fund” (the “SPBX ETF”). In September 2021 we sold all our SPBX ETF units to approximately 15,000 investors for total consideration of $155,673.

S&P Rating

On August 2, 2021, S&P Global Ratings (“S&P”) assigned its “B/Stable/B” issuer credit rating to each of Freedom EU and Freedom Global and on October 29, 2021, S&P upgraded to “B/Stable/B” from “B-/Stable/B” its issuer credit rating to Freedom Bank KZ and upgraded its Kazakhstan national scale rating of Freedom Bank KZ to “kzBB+” from “kzBB”.

 New Banking Products

Digital mortgage

Digital mortgage is a new product launched by Freedom Bank KZ in July 2021, that allows customers in Kazakhstan to apply for and complete the residential mortgage loan process online. This service significantly speeds up the mortgage registration process. Moreover, there is no cost to the customer to complete the initial online assessment. As of September 30, 2021, 312 digital mortgage loans have been approved and issued in the aggregate amount of $11,079. Approval of all loans is carried out by the Freedom Bank KZ. Since the launch of the digital mortgage product, nearly 12,000 online assessments have been submitted through the Freedom Bank KZ’s digital mortgage portal.

Invest card

Freedom Bank KZ continues to develop its Invest card and has issued more than 3,000 limited cards for testing to select customer.  Invest cards offer features unique to the Kazakhstani market, including the ability to quickly and conveniently transfer money to and from a customer’s investment accounts, around-the-clock access to the customer’s brokerage accounts, instant card issuance upon approval, instant replenishment and payment for purchases without commissions, and daily interest of up to 3% per annum in U.S. dollars on the outstanding balance on the card.

Impact of COVID-19

The COVID-19 pandemic has affected the global financial markets. The pandemic has resulted in unprecedented global market conditions that has led to significant growth in our customer accounts, as well as increased activity from our existing customers, resulting in higher fee and commission income. These market conditions have also resulted in significant gains in our investment portfolio.

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

While the overall impact of COVID-19 was largely positive for our business during the quarters ended September 30, 2021 and 2020, its future impacts on our business, operational and financial performance is uncertain. Developments such as the duration and severity of future outbreaks of the same or different strains of the disease, such as the delta variant, the effectiveness of vaccines or new or additional measures implemented by governments, might impact our customers and employees, the financial markets, the global economy and the economies of the countries in which we operate. Because of these uncertainties, we cannot determine the future impacts of the pandemic on our business.

Financial Results

During the three months ended September 30, 2021, we realized net income of approximately $204.5 million and basic and diluted earnings per share of $3.44. During the six months ended September 30, 2021, we realized net income of approximately $256.2 million and basic and diluted earnings per share of $4.33. During the three months ended September 30, 2020, we realized net income of approximately $23.6 million and basic and diluted earnings per share of $0.40. During the six months ended September 30, 2020, we realized net income of approximately $47.8 million and basic and diluted earnings per share of $0.82.

Results of Operations

Three months ended September 30, 2021, compared to the three months ended September 30, 2020

The following second fiscal quarter to second fiscal quarter comparison of our financial results is not necessarily indicative of future results.

	Three months ended		Three months ended
	September 30, 2021		September 30, 2020
	Amount	%*	Amount	%*
Revenues:
Fee and commission income	$116,534	37%	$54,277	78%
Net gain on trading securities	175,252	56%	8,302	12%
Interest income	20,063	6%	4,948	7%
Net gain on foreign exchange operations	1,622	1%	3,020	4%
Net loss on derivative	(656)	0%	(837)	(1%)
Total revenue, net	312,815	100%	69,710	100%

Expenses:

Fee and commission expense	22,968	7%	20,001	29%
Interest expense	16,185	5%	4,699	7%
Operating expense	36,569	12%	15,867	23%
Provision for impairment losses	366	0%	1,044	1%
Other expense/(income), net	653	0%	(68)	0%
Total expense	76,741	24%	41,563	60%

Net income before income taxes	236,074	76%	28,147	40%
Income tax expense	(31,562)	(10%)	(4,584)	(7%)
Net income	$204,512	66%	$23,563	34%

Less: Net loss attributable to non-controlling interest in subsidiary	(20)	0%	(127)	0%
Net income attributable to common shareholders	$204,532	66%	$23,690	34%

Other comprehensive income
Foreign currency translation adjustments, net of tax effect	930	0%	(10,919)	(16%)
Comprehensive income before non-controlling interests	205,442	66%	12,644	18%
Less: Comprehensive loss attributable to non-controlling interest in subsidiary	(20)	0%	(127)	0%
Comprehensive income attributable to common shareholders	$205,462	66%	$12,771	18%

* Reflects percentage of total revenues, net.

Revenue

We derive revenue primarily from fee and commission income earned from our retail brokerage and banking clients and from investment banking services, interest income and proprietary trading activities.

	Three months ended		Three months ended
	September 30, 2021		September 30, 2020		Change
	Amount	%	Amount	%	Amount	%
Fee and commission income	$116,534	37%	$54,277	78%	$62,257	115%
Net gain on trading securities	175,252	56%	8,302	12%	166,950	2,011%
Interest income	20,063	6%	4,948	7%	15,115	305%
Net gain on foreign exchange operations	1,622	1%	3,020	4%	(1,398)	(46%)
Net loss on derivatives	(656)	0%	(837)	(1%)	181	22%
Total revenue, net	$312,815	100%	$69,710	100%	$243,105	349%

During the three months ended September 30, 2021, we realized total revenue, net of $312,815, a 349% increase compared to three months ended September 30, 2020.  As discussed in more detail below under “Net Gain on Trading Securities” $175,252 of total revenue, net during the three months ended September 30, 2021, was realized from the sale of certain securities held in our proprietary trading portfolio and from revaluation of securities we continued to hold in our portfolio at September 30, 2021. We consider the sale of securities from our own portfolio as an extraordinary event that we do not believe to be indicative of a trend in future periods.

Fee and commission income. Fee and commission income consisted principally of broker fees from customer trading, related banking services, underwriting and market making and consulting services. During the three months ended September 30, 2021, fee and commission income increased by $62,257, a 115% increase over the three months ended September 30, 2020. This increase was primarily attributable to a $57,318 increase in fees and commission from brokerage services and related banking services.

Growth in fees and commissions from brokerage services and related banking services was primarily attributable to a growth in client accounts through acquisitions and organic growth, increased client brokerage and banking activity, expansion of our retail financial advisers and increases in the volume of analysts’ reports made available to our customer base.

Net gain on trading securities. Net gain on trading securities reflects the gains and losses from trading activities in our proprietary trading account. Net gains or losses are comprised of realized and unrealized gains and losses. Gains or losses are realized when we close a position in a security and realize a gain or a loss on that position. Accounting principles generally accepted in the United States (“U.S. GAAP”) require that we reflect in our financial statements unrealized gains and losses on all our securities trading positions that remain open as of the end of each period. Fluctuations in unrealized gains or losses from one period to another may result from factors within our control, such as when we elect to close an open securities position, which would have the effect of reducing our open positions and, thereby potentially reducing or increasing the amount of unrealized gains or losses in a period. Changes in unrealized gains and losses from period to period may also occur as a result of factors beyond our control, such as fluctuations in the market prices of the open securities positions we hold. This may adversely affect the ultimate value we realize from these investments. Unrealized gains or losses in a particular period may or may not be indicative of the gain or loss we will realize on a securities position when the position is closed. As a result, we may realize significant swings in gains and losses realized on our trading securities year-over-year and quarter-to-quarter. You should not assume that a gain or loss in any particular period is indicative of a trend or of the gain or loss we may ultimately realize when we close a position.

See the following table for information regarding our net gains and losses during the three months ended September 30, 2021 and 2020:

	Realized Net Gain	Unrealized Net Gain	Net Gain
Quarter ended September 30, 2021	$143,724	$31,528	$175,252
Quarter ended September 30, 2020	$5,883	$2,419	$8,302

As described above, during the quarter ended September 30, 2021, we exchanged approximately 11,500 shares of stock in the SPBX we held in our proprietary trading account for units in the SPBX ETF. The main contributing factors to the increase in net gain on trading securities during the three months ended September 30, 2021, were the sale of those SPBX ETF units and an increase in unrealized net gain resulting from the revaluation of securities held in our proprietary trading account at September 30, 2021. We do not consider the significant increases in realized and unrealized net gain on trading securities to be indicative of a trend toward higher net gains on trading securities in the future.

Interest income. During the three months ended September 30, 2021, and September 30, 2020, we recognized a $15,115, or 305% increase in interest income. We earned interest income from several sources including trading securities, reverse repurchase transactions, and loans to customers.

Interest income on trading securities consisted of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading account. We recognized a $14,017, or 316% increase in interest income from trading securities during the three months ended September 30, 2021, because we increased (i) the total size of our trading portfolio and (ii) the percentage of our investments in bonds.

We realized $706, or 538% increase in interest income from loans to customers as a result of new loans issued by Freedom Bank KZ.

We also recognized a $414, or 150% increase in interest income from reverse repurchase transactions as a result of an increased volume of such transactions during the three months ended September 30, 2021.

Net loss on foreign exchange operations. Under U.S. GAAP, we are required to revalue assets and liabilities denominated in foreign currencies into our reporting currency, the U.S. dollar, which can result in gains or losses on foreign exchange operations. During the three months ended September 30, 2021, we realized a net gain on foreign exchange operations of $1,622 compared to a net gain of $3,020 during the three months ended September 30, 2020.

During the three months ended September 30, 2021, the value of the Russian ruble appreciated by 1% and Kazakhstani tenge depreciated by 1% against the U.S. dollar, respectively. We realized a net gain on foreign exchange operations affected by the purchase and sale of foreign currency of $1,686 as a result of higher volume of currency exchange transactions.

Expense

	Three months ended		Three months ended
	September 30, 2021		September 30, 2020		Change
	Amount	%*	Amount	%*	Amount	%*

Fee and commission expense	22,968	30%	20,001	48%	2,947	15%
Interest expense	16,185	21%	4,699	11%	11,486	244%
Operating expense	36,569	48%	15,867	38%	20,702	130%
Provision for impairment losses	366	0%	1,044	3%	(678)	(65%)
Other expense/(income), net	653	1%	(68)	0%	721	1,060%
Total expense	$76,741	100%	$41,563	100%	$35,178	85%

* Reflects percentage of total expense, net.

During the three months ended September 30, 2021, we incurred total expenses of $76,741, an 85% increase compared to three months ended September 30, 2020. Expenses increased with the increase of interest expense and the growth of our business primarily in connection with increases in administrative costs and fees from the growth in our revenue generating activities and integrating our acquisition targets.

Fee and commission expense. Fee and commission expense increased by $2,947, or 15%, during the three months ended September 30, 2021. This included increases in brokerage commissions to our prime brokers of $1,571, commissions paid for bank services of $946, and exchange and clearing services of $521.

The increases in fee and commission expense were the result of both growth in our customer base and increased transaction volume from our customers. Generally, we expect fee and commission expense to increase and decrease in correspondence with increases and decreases in fee and commission income.

Interest expense. During the three months ended September 30, 2021, we incurred a 244% increase in interest expense. The increased expense is primarily attributable to an $8,691 increase in volume of short-term financing through securities repurchase agreements, and a $2,704 increase in interest on customer deposits.

We increased our volume of short-term financing through securities repurchase agreements primarily in order to fund our investment portfolio. The increase in interest on customer deposits and loans received was a result of a growth of customer deposits. The increase was partially offset by a decrease in interest expense on debt securities issued totaling $135.

Operating expenses. Operating expenses during the three months ended September 30, 2021, totaled $36,569, a $20,702 increase compared to the three months ended September 30, 2020. This increase was primarily attributable to a $7,953 increase in payroll and bonus expense as a result expansion of our workforce through acquisition and hiring, a $4,031 increase in stock compensation expense resulting from issuing restricted stock grants to key employees in May 2021, a $2,497 increase in advertising expenses, and a $1,352 increase in professional services as a result of expansion of our business.

Income tax expense

We recognized net income before income tax of $236,074 and $28,147 during the three months ended September 30, 2021, and September 30, 2020, respectively. Our effective tax rate during the three months ended September 30, 2021, decreased to 13.4%, from 16.3% during the three months ended September 30, 2020, as a result of changes in the composition of the revenues we realized from our operating activities, the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax.

Noncontrolling interest

As of September 30, 2021, we owned a 9% interest in Freedom UA, the remaining 91% interest is owned by Askar Tashtitov, our president. In July 2021, as a result of further restrictions in Ukraine on foreign ownership of Ukrainian broker-dealers, we transferred an additional 23.88% of our interest in Freedom UA to Mr. Tashtitov. Through a series of agreements entered into with Freedom UA and Mr. Tashtitov in February 2019, we are obligated to guarantee the performance of all Freedom UA obligations, provide Freedom UA adequate funding to cover its operating losses and net capital requirements, provide management competence and operational support and ongoing access to our significant assets, technology resources and expertise in exchange for 90% of all net profits of Freedom UA after tax, we account for Freedom UA as a variable interest entity. We reflect our ownership of Freedom UA as a noncontrolling interest in our consolidated statements of financial condition, consolidated statements of comprehensive income, consolidated statements of changes in equity and consolidated statements of cash flows. As a result, we recognized net loss attributable to noncontrolling interest of $20 during three months ended September 30, 2021, compared to a net loss attributable to noncontrolling interest of $127 during September 30, 2020.

Comprehensive income

The functional currencies of our operating subsidiaries are the Russian ruble, Kazakhstani tenge, European euro, U.S. dollar, Ukrainian hryvnia, Uzbekistani som, Kyrgyzstani som, UK pound sterling and Azerbaijani manat. Our reporting currency is the U.S. dollar. Pursuant to U.S. GAAP we are required to revalue our assets from our functional currencies to our reporting currency for financial reporting purposes. Due to the depreciation of the value of Russian ruble by nearly 1% and appreciation on Kazakhstani tenge by nearly 1%, respectively against the U.S. dollar during the periods covered in this report, we realized a foreign currency translation gain of $930 during the three months ended September 30, 2021, compared to a foreign currency translation loss of $10,919 during the three months ended September 30, 2020.

Six months ended September 30, 2021, compared to the six months ended September 30, 2020

The following second fiscal quarter to second fiscal quarter comparison of our financial results is not necessarily indicative of future results.

	Six months ended		Six months ended
	September 30, 2021		September 30, 2020
	Amount	%*	Amount	%*
Revenues:
Fee and commission income	$213,940	49%	$97,616	77%
Net gain on trading securities	185,152	42%	17,386	14%
Interest income	38,140	9%	9,197	7%
Net gain on foreign exchange operations	434	0%	2,772	2%
Net loss on derivative	(715)	0%	(846)	0%
Total revenue, net	$436,951	100%	$126,125	100%

Expenses:
Fee and commission expense	44,832	10%	29,790	24%
Interest expense	30,457	7%	8,443	7%
Operating expense	66,888	15%	30,293	24%
Provision for impairment losses	659	0%	666	1%
Other expense/(income), net	664	0%	(95)	0%
Total expense	143,500	33%	69,097	55%

Net income before income taxes	293,451	67%	57,028	45%
Income tax expense	(37,231)	(8%)	(9,189)	(7%)
Net income	256,220	(59%)	47,839	38%

Less: Net loss attributable to non-controlling interest in subsidiary	(72)	0%	296	0%
Net income attributable to common shareholders	256,292	59%	47,543	38%

Other comprehensive income
Reclassification adjustment relating to available-for-sale securities disposed of in the period, net of tax effect	-	0%	71	0%
Foreign currency translation adjustments, net of tax effect	4,230	1%	(2,286)	(2%)
Comprehensive income before non-controlling interests	260,450	60%	45,624	36%
Less: Comprehensive loss attributable to non-controlling interest in subsidiary	(72)	0%	296	0%
Comprehensive income attributable to common shareholders	260,522	60%	45,328	36%

Revenue

We derive revenue primarily from fee and commission income earned from our retail brokerage and banking clients and from investment banking services, interest income and proprietary trading activities.

	Six months ended		Six months ended
	September 30, 2021		September 30, 2020		Change
	Amount	%	Amount	%	Amount	%
Fee and commission income	$213,940	49%	$97,616	77%	$116,324	119%
Net gain on trading securities	185,152	42%	17,386	14%	167,766	965%
Interest income	38,140	9%	9,197	7%	28,943	315%
Net gain on foreign exchange operations	434	0%	2,772	2%	(2,338)	(84%)
Net loss on derivatives	(715)	0%	(846)	0%	131	15%
Total revenue, net	$436,951	100%	$126,125	100%	$310,826	246%

During the six months ended September 30, 2021, we realized total net revenue of $436,951, a 246% increase compared to six months ended September 30, 2020. As discussed in more detail below under “Net Gain on Trading Securities” $185,152 of total revenue, net during the six months ended September 30, 2021, was realized from the sale of certain securities held in our proprietary trading portfolio and from revaluation of securities we continued to hold in our portfolio at September 30, 2021. We consider the sale of securities from our own portfolio as an extraordinary event that we do not believe to be indicative of a trend in future periods.

Fee and commission income.  Fee and commission income consisted principally of broker fees from customer trading, related banking services, underwriting and market making and consulting services. During the six months ended September 30, 2021, fee and commission income increased by $116,324, a 119% increase over the six months ended September 30, 2020. This increase was primarily attributable to a $107,986 increase in fees and commission from brokerage services and related banking services.

Growth in fees and commissions from brokerage services and related banking services was primarily attributable to a growth in client accounts through acquisitions and expansion of our retail financial advisers and increases in the volume of analysis' reports made available to our customer base.

Net gain on trading securities. Net gain on trading securities reflects the gains and losses from trading activities in our proprietary trading account. Net gains or losses are comprised of realized and unrealized gains and losses. Gains or losses are realized when we close a position in a security and realize a gain or a loss on that position. U.S. GAAP require that we reflect in our financial statements unrealized gains and losses on all our securities trading positions that remain open as of the end of each period. Fluctuations in unrealized gains or losses from one period to another may result from factors within our control, such as when we elect to close an open securities position, which would have the effect of reducing our open positions and, thereby potentially reducing or increasing the amount of unrealized gains or losses in a period. Changes in unrealized gains and losses from period to period may also occur as a result of factors beyond our control, such as fluctuations in the market prices of the open securities positions we hold. This may adversely affect the ultimate value we realize from these investments. Unrealized gains or losses in a particular period may or may not be indicative of the gain or loss we will realize on a securities position when the position is closed. As a result, we may realize significant swings in gains and losses realized on our trading securities year-over-year and quarter-to-quarter. You should not assume that a gain or loss in any particular period is indicative of a trend or of the gain or loss we may ultimately realize when we close a position.

See the following table for information regarding our net gains and losses during the six months ended September 30, 2021 and 2020:

	Realized Net Gain	Unrealized Net Gain	Net Gain
Quarter ended September 30, 2021	$149,536	$35,616	$185,152
Quarter ended September 30, 2020	$17,123	$263	$17,386

The primary contributing factors to the increase in net gain on trading securities during the six months ended September 30, 2021, was the sale of SPBX ETF units we held in our proprietary trading account and higher unrealized net gain as a result of revaluation of securities we continued to hold in our proprietary accounts at September 30, 2021. As noted above, we do not consider the significant increase in realized net gain on trading securities resulting from the sale of SPBX ETF units and the increase in unrealized net gain from revaluation of securities held in our portfolio at September 30, 2021, to be indicative of a trend toward higher net gains on trading securities in the future.

Interest income. During the six months ended September 30, 2021, and September 30, 2020, we recognized a $28,943, or 315% increase in interest income. We earned interest income from trading securities, reverse repurchase transactions and loans to customers.

Interest income on trading securities consists of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading account. We recognized a $27,079, or 328% increase in interest income from trading securities during the six months ended September 30, 2021 because we increased (i) the total size of our trading portfolio and (ii) the percentage of our investments in bonds.

We recognized a $1,065, or 214% increase in interest income from reverse repurchase transactions because we engaged in a larger volume of such transactions during the six months ended September 30, 2021.

We also recognized a $778, or 270% increase in interest income from loans to customers as a result of new loans issued by Freedom Bank KZ.

   Net loss on foreign exchange operations. Under U.S. GAAP, we are required to revalue assets and liabilities denominated in foreign currencies into our reporting currency, the U.S. dollar, which can result in gains or losses on foreign exchange operations. During the six months ended September 30, 2021, we realized a net gain on foreign exchange operations of $434 compared to a net gain of $2,772 during the six months ended September 30, 2020.

During the six months ended September 30, 2021, the value of the Russian ruble appreciated nearly by 4% against the U.S. dollar. The value of Kazakhstani tenge depreciated by approximately 0.2% against the U.S. dollar. Due to a large balance of USD denominated net assets held in our subsidiary Freedom RU, we recognized a net loss on foreign exchange operations of $1,726. Our subsidiary Freedom KZ also recognized a foreign currency exchange loss on USD denominated trading securities in the amount of $547. Further, due to higher volume of cash operations, we recognized a $2,641 gain on purchases and sales of foreign currency.

Expense

	Six months ended		Six months ended
	September 30, 2021		September 30, 2020		Change
	Amount	% *	Amount	% *	Amount	% *
Fee and commission expense	$44,832	31%	$29,790	43%	$15,042	50%
Interest expense	30,457	21%	8,443	12%	22,014	261%
Operating expense	66,888	47%	30,293	44%	36,595	121%
Provision for impairment losses	659	0%	666	1%	(7)	(1%)
Other expense/(income),net	664	0%	(95)	0%	759	(798%)
Total expense	$143,500	100%	$69,097	100%	$74,403	108%

* Reflects percentage of total expense, net.

During the six months ended September 30, 2021, we incurred total expenses of $143,500, a 108% increase compared to the six months ended September 30, 2020. Expenses increased with the growth of our business primarily in connection with increases in administrative costs and fees from the growth in our revenue generating activities and integrating our acquisition targets.

Fee and commission expense. Fee and commission expense increased by $15,042, a 50% increase, during the six months ended September 30, 2021. This included increases in brokerage commissions to our prime brokers of $11,190, commissions paid to bank services of $2,321 and exchange and clearing services of $1,395.

The increases in fee and commission expense were the result of both growth in our customer base and increased transaction volume from our customers. Generally, we expect fee and commission expense to increase and decrease in correspondence with increases and decreases in fee and commission income.

Interest expense. During the six months ended September 30, 2021, we incurred a 261% increase in interest expense. The increased expense was primarily attributable to a $16,389 increase in volume of short-term financing through securities repurchase agreements and a $5,415 increase in interest on customer deposits.

We increased our volume of short-term financing through securities repurchase agreements primarily in order to fund our investment portfolio. The increase in interest on customer deposits and loans received was a result of a growth of customer deposits.

Operating expenses. Operating expenses during the six months ended September 30, 2021, totaled $66,888, a $36,595 increase compared to the six months ended September 30, 2020. This increase was primarily attributable to a $15,117 increase in payroll and bonus expense as a result expansion of our workforce through acquisition and hiring, a $5,668 increase in stock compensation expense resulting from issuing restricted stock grants to key employees in May 2021, an increase of $4,511 in advertising expenses and a $3,017 increase in professional services expense due to the growth of our business.

 Income tax expense. We recognized net income before income tax of $293,451 and $57,028 during the six months ended September 30, 2021, and September 30, 2020, respectively. Our effective tax rate during the six months ended September 30, 2021, decreased to 12.7%, from 16.1% during the six months ended September 30, 2020, as a result of changes in the composition of the revenues we realized from our operating activities, the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax.

Comprehensive income. The functional currencies of our operating subsidiaries are the Russian ruble, Kazakhstani tenge, European euro, U.S. dollar, Ukrainian hryvnia, Uzbekistani som, Kyrgyzstani som, UK pound sterling and Azerbaijani manat. Our reporting currency is the U.S. dollar. Pursuant to U.S. GAAP we are required to revalue our assets from our functional currencies to our reporting currency for financial reporting purposes. Due to the depreciation of the value of Russian ruble by nearly 4% and depreciation on Kazakhstani tenge by nearly 0.2%, respectively against the U.S. dollar during the periods covered in this report, we realized a foreign currency translation gain of $4,230 during the six months ended September 30, 2021, compared to a foreign currency translation loss of $2,286 during the six months ended September 30, 2020.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet our potential cash requirements for general business purposes. During the three months ended September 30, 2021 and 2020, our operations were primarily funded through a combination of existing cash on hand, cash generated from operations, returns generated from our proprietary trading and proceeds from the sale of bonds and other borrowings.

We regularly monitor and manage our leverage and liquidity risk through various committees and processes we have established. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as other factors, including the amount of available liquid capital (i.e., the amount of cash and cash equivalents not invested in our operating business). While we are confident in the risk management monitoring and processes we have in place, a significant portion of our trading securities and cash and cash equivalents are subject to collateralization agreements. This significantly enhances our risk of loss in the event financial markets move against our positions. When this occurs our liquidity, capitalization and business can be negatively impacted. Certain market conditions can impact the liquidity of our assets, potentially requiring us to hold positions longer than anticipated. Our liquidity, capitalization, projected return on investment and results of operations can be significantly impacted by market events over which we have no control, and which can result in disruptions to our investment strategy for our assets.

We maintain a majority of our tangible assets in cash and securities that are readily convertible to cash, including governmental and quasi-governmental debt and highly liquid corporate equities and debt. Our financial instruments and other inventory positions are stated at fair value and should generally be readily marketable in most market conditions. As of September 30, 2021, and March 31, 2021, we had:

	As of
	September 30, 2021	March 31, 2021
Cash and cash equivalents(1)	$740,425	$698,828
Trading securities	$974,481	$736,188
Total assets	$2,500,459	$2,018,645
Net liquid assets(2)	$2,054,096	$1,519,719

_________

(1)

Of the $740,425 in cash and cash equivalents we held at September 30, 2021, $164,240, or approximately 22%, were subject to reverse repurchase agreements. By comparison, at March 31, 2021, we had cash and cash equivalents of $698,828, of which $248,946, or approximately 36%, were subject to reverse repurchase agreements. The amount of cash and cash equivalents is subject to minimum levels set by regulatory bodies to comply with required rules and regulations, including adequate capital and liquidity level for each entity.

(2)	Consists of cash and cash equivalents, trading securities, brokerage and other receivable and other assets.

As of September 30, 2021, and March 31, 2021, we had total liabilities of $1,957,080 and $1,742,974, respectively, including customer liabilities of $1,219,364 and $1,163,697, respectively.

We financed our operating activity primarily from cash flows from operations and short-term and long-term financing arrangements.

Cash Flows

The following table presents our cash flows for the six months ended September 30, 2021 and 2020:

	For the six months ended September 30, 2021	For the six months ended September 30, 2020

Net cash flows (used in)/from operating activities	$(146,141)	$297,036
Net cash flows (used in)/from investing activities	(7,084)	21,290
Net cash flows from financing activities	99,070	131,944
Effect of changes in foreign exchange rates on cash and cash equivalents	17,622	(28,451)

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$(36,533)	$421,819

Net cash used in operating activities during the six months ended September 30, 2021, was comprised of net income adjusted for non-cash movements (changes in deferred taxes, unrealized gain on trading securities, net change in accrued interest) and net cash used in operating activities. Net cash used in operating activities resulted primarily from changes in operating assets and liabilities. Such changes included:

	Six months ended September 30, 2021		Six months ended September 30, 2020

Increases in trading securities	$174,133	(1)	$156,896
Increases in customer deposits	$30,493	(2)	$361,634
Increases in brokerage and other receivables	$249,416	(3)	$48,257
Increases in trade payables	$29,316	(4)	$84,777

_________

(1)	Resulted from increased purchases of securities held in our proprietary account.
(2)	Resulted from increased deposits from new and existing customers.
(3)	Resulted from larger amounts of margin receivables.
(4)	Resulted from larger amounts of margin payables.

During the six months ended September 30, 2021, net cash used in investing activities was $7,084 compared to net cash from investing activities of $21,290 during the six months ended September 30, 2020. During the six months ended September 30, 2021, cash used in investing activities was used for the purchase of fixed assets, net of sales, in the amount of $7,084. Cash from investing activities during the six months ended September 30, 2020, included $27,991 received in the Zerich acquisition and $6,437 from proceeds on the sale of investments available for sale, which was partially offset with consideration paid for the Zerich acquisition of $7,110, prepayment toward the Freedom Bank KZ acquisition of $4,170 and the purchase of fixed assets, net of sales of $1,858.

Net cash from financing activities for the six months ended September 30, 2021, consisted principally of proceeds from securities repurchase agreement obligations in the amount of $109,016, partially offset by net cash used in the repurchase of outstanding Freedom KZ debt securities in the amount of $10,134. Net cash from financing activities during the six months ended September 30, 2020, consisted principally of the proceeds from securities repurchase agreement obligations in the amount of $138,149, which was partially offset with the repurchase of $8,196 of outstanding Freedom KZ bonds.

Financing Arrangements

Short-term

Securities Repurchase Arrangements - Our short-term financing is primarily obtained through securities repurchase arrangements. We use repurchase arrangements, among other things, to finance our inventory positions. As of September 30, 2021, $537,277, or 55%, of the trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $426,715 or 58%, as of March 31, 2021. The securities we pledge as collateral under repurchase agreements are liquid trading securities with market quotes and significant trading volume. For additional information regarding our securities repurchase agreement obligations see Note 9 to our consolidated financial statements.

Long-term

FRHC Notes - As of September 30, 2021, we had outstanding $20,498 in principal amount of FRHC 7.000% notes (the “FHRC Notes”). The FRHC Notes provide for semi-annual interest payments in June and December and include customary events of default relating to the disposition of Company assets outside the ordinary course of business, defaults on other Company liabilities and obligations, corporate reorganizations, initiation of bankruptcy proceeding, termination of the AIX listing by us, and substitution of the principal debtor without requisite approval. The FRHC Notes mature in December 2022.

Freedom RU USD Bonds - As of September 30, 2021, we had outstanding $30,043 in principal amount of Freedom RU U.S. dollar denominated 6.5% bonds (the “Freedom RU USD Bonds”). The Freedom RU USD Bonds have a term of three years, with a quarterly coupon payment. The Freedom RU USD Bonds were issued in denominations of U.S. $1,000, with a minimum purchase requirement of 1.4 million Russian rubles. Freedom RU is authorized to place up to a maximum of 40,000 of these Freedom RU USD Bonds. The Freedom RU USD Bonds are listed on the MOEX and are governed by the “Exchange Bond Terms and Conditions in the Framework of the Exchange Bonds Program”. The Freedom RU USD Bonds mature in January 2023.

Freedom RU RUB Bonds - As of September 30, 2021, we had outstanding $6,872 in principal amount of Freedom RU RUB denominated 12% bonds (the “Freedom RU RUB Bonds”). The Freedom RU RUB Bonds have a term of three years, with a semiannual coupon payment. The Freedom RU RUB Bonds were issued in denominations of RUB 1,000. The Freedom RU RUB Bonds are listed on the MOEX and mature in February 2022.

Freedom KZ USD Bonds – During the quarter ended June 30, 2021, we retired U.S. dollar denominated 8% Freedom KZ USD bonds that had a carrying value of $10,477 including interest accrued of $274 as of March 31, 2021.

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

These minimum net capital requirements range from approximately $5 to $23,490 and fluctuate depending on various factors. At September 30, 2021, the aggregate net capital requirements of our subsidiaries was approximately $30,095. Each of our subsidiaries that are subject to net capital requirements exceeded the minimum required amount at September 30, 2021. Although our subsidiaries operate with a level of net capital substantially greater than the minimum established thresholds, in the event a subsidiary fails to maintain minimum net capital, it may be subject to fines and penalties, suspension of operations, revocation of licensure and disqualification of its management from working in the industry. Our subsidiaries are also subject to various other rules and regulations, including liquidity and capital adequacy ratios. Our operations that require the intensive use of capital would be limited to the extent necessary to meet all our regulatory requirements.

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

We believe that our current cash and cash equivalents, cash expected to be generated from operating activities, and forecasted returns from our proprietary trading, combined with our anticipated ability to raise additional capital will be sufficient to meet our present and anticipated financing needs.

Contractual Obligations

The following table sets forth information related to our contractual obligations as of September 30, 2021:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
	(in thousands)

Operating lease obligations	$19,813	$4,917	$11,129	$3,437	$330
Outstanding bonds and notes	62,909	10,672	52,237	-	-

TOTAL	$87,722	$15,589	$63,366	$3,437	$330

Off-Balance Sheet Financing Arrangements

For a discussion of off-balance sheet financing arrangements of the Company as of September 30, 2021, please see Note 20 to our condensed consolidated financial statements.

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

Allowance for accounts receivable

Allowance for accounts receivable is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of an account receivable balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past accounts receivable loss experience, the nature and volume of accounts receivable, information about specific counteragent situation and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific accounts receivable, but the entire allowance is available for any accounts receivable that in management’s judgment should be charged off.

The allowance consists of specific and general components, the specific component relates to accounts receivable that are individually classified as impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the agreement. The general component is based on historical loss experience adjusted for current factors. The historical loss experience is based on the actual loss history we have experienced over the most recent period of time, typically three to five years, which management reviews periodically.

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

Our ongoing accounting for goodwill and the tangible and intangible assets acquired requires us to make significant estimates and assumptions as we exercise judgment to evaluate these assets for impairment. Our processes and accounting policies for evaluating impairments are further described in Note 2 to our consolidated financial statements. As of September 30, 2021, the Company had goodwill of $7,894. The results of the 2021 annual goodwill impairment testing of all our reporting units indicated no goodwill impairment.

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

Recent Accounting Pronouncements

For details of applicable new accounting standards refer to Recent accounting pronouncements in Note 2 of our financial statements accompanying this quarterly report on Form 10-Q.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

All dollar amounts reflected in this Part I, Item 3 are presented in thousands of U.S. dollars unless the context indicates otherwise.

Market risk

The following information, together with information included in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, describe our primary market risk exposures. Market risk is the risk of economic loss arising from the adverse impact of market changes to the market value of our trading and investment positions. We are exposed to a variety of market risks, including interest rate risk, foreign currency exchange risk and equity price risk.

Interest rate risk

Our exposure to changes in interest rates relates primarily to our investment portfolio and outstanding debt. While we are exposed to global interest rate fluctuations, we are most sensitive to fluctuations in Kazakhstani and Russian interest rates. Changes in Kazakhstani and Russian interest rates may have significant effect on the fair value of our securities.

Our investment policies and strategies are focused on preservation of capital and supporting our liquidity requirements. We typically invest in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policies generally require securities to be investment grade and limit the amount of credit exposure to any one issuer. To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 30, 2021, and March 31, 2021, a hypothetical 100 basis point increase in interest rates across all maturities would have resulted in $36,584 and $31,055 incremental decline in the fair market value of the portfolio, respectively. Such losses would only be realized if we sold the investments prior to maturity. A hypothetical 100 basis point decrease in interest rates across all maturities would have resulted in a $39,562 and $32,906 incremental rise in the fair market value of the portfolio, respectively.

Foreign currency exchange risk

We have business operations in the Kazakhstan, Russia, Cyprus, Ukraine, Uzbekistan, Germany, Kyrgyzstan, United States and Azerbaijan. The activities and accumulated earnings in our foreign subsidiaries are exposed to fluctuations in foreign exchange rates between our functional currencies and our reporting currency, which is the U.S. dollar.

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

An analysis of our September 30, 2021, and March 31, 2021, balance sheets estimates the net impact of a one percent adverse change in the value of the U.S. dollar relative to all other currencies, would have resulted in a reduction of net income before income tax in the amount of $1,242 and $5,907, respectively.

Equity price risk

Our equity investments are susceptible to market price risk arising from uncertainties about future values of such investment securities. Equity price risk results from fluctuations in price and level of the equity securities or instruments we hold. We also have equity investments in entities where the investment is denominated in a foreign currency, or where the investment is denominated in U.S. dollars but the investee primarily makes investments in foreign currencies. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and our functional currency fluctuates. We attempt to manage the risk of loss inherent in our equity securities portfolio through diversification and by placing limits on individual and total equity instruments we hold. Reports on our equity portfolio are submitted to management on a regular basis.

As of September 30, 2021, and March 31, 2021, our exposure to equity investments at fair value was $70,377 and $47,340, respectively. An analysis of the September 30, 2021, and March 31, 2021, balance sheets estimates a decrease of 10% in the equity price would have reduced the value of the equity securities or instrument we held by approximately $7,038 and $4,734, respectively.

Credit risk

Credit risk refers to the risk of loss arising when a borrower or counterparty does not meet its financial obligations to us. We are primarily exposed to credit risk from institutions and individuals through the brokerage services we offer. We incur credit risk in a number of areas, including margin lending.

Margin lending receivables risk

We extend margin loans to our customers. Depending on the jurisdiction of our subsidiary issuing margin loans, our margin lending is subject to various regulatory requirements, including those of the Markets in Financial Instruments Directive (“MiFID”) (Cyprus), the Central Bank of Russian Federation (Russia) and Astana Financial Services Authority (AFSA) (Kazakhstan). Margin loans are collateralized by cash and securities in the customers’ accounts. The risks associated with margin credit increase during periods of fast market movements, or in cases where collateral is concentrated and market movements occur. During such times, customers who utilize margin loans and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of a liquidation. We are also exposed to credit risk when our customers execute transactions, such as short sales of options and equities that can expose them to risk beyond their invested capital.

We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of September 30, 2021, we had $308,256 margin lending receivables from our customers. The amount of risk to which we are exposed from the margin lending we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.

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

Operational risk

Operational risk generally refers to the risk of loss, or damage to our reputation, resulting from inadequate or failed operations or external events, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes including cyber security incidents. For descriptions of related risks, see the information under the heading “Risks Related to Information Technology and Cyber Security” in Item 1A of our annual report on Form 10-K filed with the SEC on June 15, 2021.

To mitigate and control operational risk, we have developed and continue to enhance policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization and within specific departments. We also have business continuity plans in place that we believe will cover critical processes on a company-wide basis, and redundancies are built into our systems as we have deemed appropriate. These control mechanisms attempt to ensure that operational policies and procedures are being followed and that our various businesses are operating within established corporate policies and limits.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the 2013 framework of the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) our principal executive officer and principal financial officer concluded that as of September 30, 2021, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2021, no changes occurred that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Estate of Toleush Tolmakov Litigation

As previously disclosed in our annual report on Form 10-K filed with the SEC on June 15, 2021, Freedom Holding Corp., and its subsidiary FFIN were sued and filed a counterclaim in the Third Judicial District Court of Salt Lake County, State of Utah. The Company was served with a summons and complaint on May 6, 2021. On May 20, 2021, the Company filed a motion to dismiss the complaint and filed a motion for interpleader and other motions. On October 5, 2021, the Third Judicial District Court granted the Company’s motion to dismiss, dismissing all claims by both parties without prejudice because the plaintiffs failed to follow proper procedures and therefore the Court lacked jurisdiction. The plaintiffs have indicated that they intend to file a new complaint. However, the parties have agreed to mediate and attempt to resolve the dispute amicably. The mediation is currently scheduled to occur in November 2021.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in our annual report on Form 10-K filed with the Commission on June 15, 2021, and our other public filings, which could materially affect our business, financial condition or future results. Other than the risk factor below, we believe there has been no material changes from risk factors previously disclosed in “Risk Factors” in our annual report on Form 10-K filed with the Commission on June 15, 2021.

We may experience increased loan payment delinquencies in our lending portfolios which may lead to decreases in profitability.

We face the risk that our customers will not repay their loans. A customer’s ability and willingness to repay us can be adversely affected by a number of unpredictable factors. We may fail to identify such risks when qualifying customers for loans or to reduce our exposure to customers that we have identified as likely to default on their payment obligations. Our ability to manage credit risk may also be affected by applicable laws and regulations, competitors’ actions and consumer behavior, payment and other terms we can obtain in our loan agreements, and the effectiveness of our collections staff, techniques, and models.

Rising loan repayment losses or leading indicators of such losses (such as increased loan repayment delinquencies, increases in nonperforming loans, increased bankruptcy rates, lower collateral values, elevated unemployment rates or changing interest rate market terms) may require us to increase our reserve against credit losses, which may degrade our profitability if we are unable to raise revenue or reduce costs to compensate for higher losses. In particular, the following factors are particularly influential on credit losses and the ability to adequately provide reserves for such losses:

•	Missed Payments: Our customers may miss payments. Loan charge-offs (including from bankruptcies) are generally preceded by missed payments or other indications of worsening financial condition for our customers. Historically, customers are more likely to miss payments during an economic downturn or prolonged periods of slow economic growth. In addition, we face the risk that consumer and commercial customer behavior may change (for example, an increase in the unwillingness or inability of customers to repay debt, which may be heightened by increasing interest rates or levels of consumer debt), causing a long-term rise in delinquencies and charge-offs.

•	Incorrect Estimates of Expected Losses: The credit quality of our portfolio can have an impact on our earnings. We allow for and reserve against credit risks based on our assessment of expected credit losses in our loan portfolios. This process, which is critical to our financial condition and results of operations, requires complex judgments, including forecasts of economic conditions. We may underestimate our expected losses and fail to hold an allowance for credit losses sufficient to account for these losses. Incorrect assumptions could lead to material underestimations of expected credit losses and an inadequate allowance for credit losses.

Item 6. Exhibits

Exhibits. The following exhibits are filed or furnished, as applicable, as part of this report:

Exhibit No.	Exhibit Description

31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101

The following Freedom Holding Corp. financial information for the periods ended September 30, 2021, formatted in inline XBRL (eXtensive Business Reporting Language): (i) the Cover Page; (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

104	Cover page formatted in inline XBRL (included in Exhibit 101). *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM HOLDING CORP.

Date:	November 5, 2021	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date:	November 5, 2021	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer

