Form 10-Q
period 2021-12-31
Freedom Holding Corp.
filed 2022-02-09
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
Commission File Number 001-33034

FREEDOM HOLDING CORP.
(Exact name of registrant as specified in its charter)

Nevada	30-0233726
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

“Esentai Tower” BC, Floor 7 77/7 Al Farabi Ave Almaty, Kazakhstan	50040
(Address of principal executive offices)	(Zip Code)
+7 727 311 10 64
(Registrant's telephone number, including area code)
Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	FRHC	The Nasdaq Capital Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No ☒
As of February 7, 2022, the registrant had 59,534,712 shares of common stock, par value $0.001, issued and outstanding.

FREEDOM HOLDING CORP.
FORM 10-Q

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	December 31, 2021	March 31, 2021
ASSETS
Cash and cash equivalents	$493,263	$698,828
Restricted cash	404,718	437,958
Trading securities	1,348,656	736,188
Available-for-sale securities, at fair value	1	1
Brokerage and other receivables, net	302,403	64,801
Loans issued	44,995	11,667
Fixed assets, net	21,221	18,385
Intangible assets, net	8,703	9,785
Goodwill	7,840	7,868
Right-of-use asset	17,830	13,262
Other assets	30,321	19,902

TOTAL ASSETS	$2,679,951	$2,018,645
LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities repurchase agreement obligations	$710,284	$426,715
Customer liabilities	1,145,070	1,163,697
Trade payables	51,031	22,304
Current income tax liability	20,620	14,843
Securities sold, not yet purchased – at fair value	15,167	8,592
Loans received	3,497	3,373
Debt securities issued	105,363	68,443
Lease liability	17,573	13,249
Deferred income tax liabilities	1	4,385
Deferred distribution payments	8,534	8,534
Other liabilities	11,321	8,839

TOTAL LIABILITIES	$2,088,461	$1,742,974

Commitments and Contingent Liabilities (Note 20)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock - $0.001 par value; 500,000,000 shares authorized; 59,534,712 and 58,443,212 shares issued and outstanding as of December 31, 2021 and March 31, 2021, respectively	59	58
Additional paid in capital	115,278	104,672
Retained earnings	516,149	208,628
Accumulated other comprehensive loss	(39,152)	(36,046)

TOTAL EQUITY ATTRIBUTABLE TO THE COMPANY	592,334	277,312

Non-controlling interest	(844)	(1,641)
TOTAL SHAREHOLDERS’ EQUITY	591,490	275,671

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,679,951	$2,018,645
The accompanying notes are an integral part of these condensed consolidated financial statements

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	Three months ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenue:

Fee and commission income	$122,237	$74,333	$336,178	$171,949
Net gain on trading securities	403	18,944	185,554	36,330
Interest income	22,907	7,374	61,047	16,571
Net gain/(loss) on foreign exchange operations	451	(1,413)	885	1,359
Net (loss)/gain on derivative	(314)	995	(1,029)	149

TOTAL REVENUE, NET	145,684	100,233	582,635	226,358

Expense:
Fee and commission expense	22,716	20,278	67,547	50,068
Interest expense	20,799	6,649	51,256	15,092
Operating expense	50,496	21,921	117,384	52,214
Provision for impairment losses	45	1,109	704	1,775
Other (income)/expense, net	(64)	244	600	149

TOTAL EXPENSE	93,992	50,201	237,491	119,298
NET INCOME BEFORE INCOME TAX	51,692	50,032	345,144	107,060

Income tax expense	(806)	(7,711)	(38,037)	(16,900)

NET INCOME	$50,886	$42,321	$307,107	$90,160

Less: Net (loss)/income attributable to non-controlling interest in subsidiary	(343)	(53)	(414)	243

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$51,229	$42,374	$307,521	$89,917

OTHER COMPREHENSIVE INCOME
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	—	—	—	71
Foreign currency translation adjustments, net of tax effect	(7,336)	6,851	(3,106)	4,565

COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	$43,550	$49,172	$304,001	$94,796

Less: Comprehensive (loss)/income attributable to non-controlling interest in subsidiary	(343)	(53)	(414)	243

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$43,893	$49,225	$304,415	$94,553
BASIC NET INCOME PER COMMON SHARE (In US Dollars)	0.85	0.72	5.18	1.54
DILUTED NET INCOME PER COMMON SHARE (In US Dollars)	0.85	0.72	5.18	1.54
Weighted average number of shares (basic)	59,534,712	58,395,606	59,326,201	58,370,521
Weighted average number of shares (diluted)	59,534,712	58,450,688	59,326,201	58,423,467
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	Nine Months Ended December 31,
	2021	2020

Cash Flows (Used In)/From Operating Activities
Net income	$307,107	$90,160
Adjustments to reconcile net income (used in)/from operating activities:
Depreciation and amortization	4,072	2,548
Noncash lease expense	6,152	4,502
Change in deferred taxes	(4,400)	2,868
Stock compensation expense	11,283	1,090
Share based payment	—	517
Unrealized (gain)/loss on trading securities	3,639	(7,695)
Net change in accrued interest	(23,170)	(1,036)
Allowances for receivables	704	1,775
Changes in operating assets and liabilities:
Lease liabilities	(6,559)	(4,870)
Trading securities	(620,709)	(114,807)
Brokerage and other receivables	(236,841)	58,596
Loans purchased from microfinance organization	(29,020)	—
Loans sold to microfinance organization	6,828	—
Loans issued	(12,496)	(1,129)
Other assets	(11,649)	(3,887)
Securities sold, not yet purchased – at fair value	5,959	9,078
Customer liabilities	(20,404)	646,950
Current income tax liability	5,757	2,107
Trade payables	29,073	10,934
Other liabilities	2,594	1,253
Net cash flows (used in)/from operating activities	(582,080)	698,954

Cash Flows (Used In)/From Investing Activities
Purchase of fixed assets	(6,557)	(3,072)
Proceeds from sale of fixed assets	447	227
Proceeds from sale of available-for-sale securities, at fair value	—	6,437
Consideration paid for Zerich Capital Management	—	(7,110)
Consideration paid for Prime Executions	—	(2,500)
Consideration paid for Freedom Bank KZ	—	(53,097)
Cash, cash equivalents and restricted cash received from acquisitions	—	157,533
Net cash flows (used in)/from investing activities	(6,110)	98,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

Cash Flows From Financing Activities
Proceeds from securities repurchase agreement obligations	301,927	63,166
Proceeds from issuance of debt securities	46,850	3,554
Repurchase of debt securities	(10,104)	(8,186)
Proceeds from loans received	—	3,300
Exercise of options	119	118
Net cash flows from financing activities	338,792	61,952

Effect of changes in foreign exchange rates on cash and cash equivalents	10,593	3,787

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(238,805)	863,111
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,136,786	129,805
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$897,981	$992,916

	For The Nine Months ended
	December 31, 2021	December 31, 2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$26,506	$11,580
Income tax paid	$46,170	$12,186

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$9,803	$2,665
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	December 31, 2021	December 31, 2020

Cash and cash equivalents	$493,263	$624,572
Restricted cash	404,718	368,344
Total cash, cash equivalents and restricted cash shown as in the statement of cash flows	$897,981	$992,916
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
	Shares	Amount

Balance At September 30, 2021	59,534,712	$59	$110,717	$464,920	$(31,816)	$(501)	$543,379

Stock based compensation	—	—	4,561	—	—	—	4,561
Translation difference	—	—	—	—	(7,336)	—	(7,336)
Net income /(loss)	—	—	—	51,229	—	(343)	50,886

Balance At December 31, 2021	59,534,712	$59	$115,278	$516,149	$(39,152)	$(844)	$591,490

Balance At March 31, 2021	58,443,212	$58	$104,672	$208,628	$(36,046)	$(1,641)	$275,671

Stock based compensation	1,031,500	1	11,283	—	—	—	11,284
Sale of Freedom UA shares	—	—	(796)	—	—	1,211	415
Exercise of options	60,000	—	119	—	—	—	119
Translation difference	—	—	—	—	(3,106)	—	(3,106)
Net income (loss)	—	—	—	307,521	—	(414)	307,107

Balance At December 31, 2021	$59,534,712	$59	$115,278	$516,149	$(39,152)	$(844)	$591,490
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
	Shares	Amount

Balance At September 30, 2020	58,358,212	$58	$103,945	$113,878	$(40,189)	$(1,976)	$175,716

Stock based compensation	15,000	—	35	—	—	—	35
Share based payment	10,000	—	517	—	—	—	517
Exercise of options	60,000	—	118	—	—	—	118
Translation difference	—	—	—	—	6,851	—	6,851
Net income /(loss)	—	—	—	42,374	—	(53)	42,321

Balance At December 31, 2020	58,443,212	$58	$104,615	$156,252	$(33,338)	$(2,029)	$225,558

Balance At March 31, 2020	58,358,212	$58	$102,890	$66,335	$(37,974)	$(2,272)	$129,037

Stock based compensation	15,000	—	1,090	—	—	—	1,090
Share based payment	10,000	—	517	—	—	—	517
Exercise of options	60,000	—	118	—	—	—	118
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	—	—	—	—	71	—	71
Translation difference	—	—	—	—	4,565	—	4,565
Net income	—	—	—	89,917	—	243	90,160

Balance At December 31, 2020	$58,443,212	$58	$104,615	$156,252	$(33,338)	$(2,029)	$225,558

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 1 – DESCRIPTION OF BUSINESS
Overview
Freedom Holding Corp. (the “Company” or “FRHC”) is a corporation organized in the United States under the laws of the State of Nevada that through its operating subsidiaries provides financial services including retail securities brokerage, investment research, investment advisory services, securities trading, market making, investment banking and underwriting services and complementary banking services in Eurasia. The Company is headquartered in Almaty, Kazakhstan, with supporting administrative office locations in Russia, Cyprus and the United States. The Company has retail locations in Russia, Kazakhstan, Cyprus, Ukraine, Uzbekistan, Kyrgyzstan, Azerbaijan, Armenia and Germany. The Company also owns an institutional broker dealer registered with the U.S. Securities and Exchange Commission (“SEC”). The Company’s common stock trades on the Nasdaq Capital Market.
The Company owns directly, or through subsidiaries, the following companies:
•LLC Investment Company Freedom Finance, a Moscow, Russia-based securities broker-dealer (“Freedom RU”);
•LLC FFIN Bank, a Moscow, Russia-based bank (“Freedom Bank RU”);
•JSC Freedom Finance, an Almaty, Kazakhstan-based securities broker-dealer (“Freedom KZ”);
•Freedom Finance Global PLC, an Astana International Financial Centre-based securities broker-dealer, (“Freedom Global”);
•Bank Freedom Finance Kazakhstan JSC, an Almaty, Kazakhstan-based bank (“Freedom Bank KZ”);
•Freedom Finance Special Purpose Company LTD, an Astana International Financial Centre-based special purpose company (“Freedom SPC”);
•Freedom Finance Commercial LLP, a Kazakhstan-based sales consulting company (“Freedom Commercial”);
•Freedom Finance Europe Limited, a Limassol, Cyprus-based broker-dealer (“Freedom EU”);
•Freedom Finance Technologies Ltd, a Limassol, Cyprus-based IT development company (“Freedom Technologies”);
•Freedom Finance Germany GmbH, a Berlin, Germany-based tied agent of Freedom EU (“Freedom GE”);
•UK Prime Limited, a London, United Kingdom-based financial intermediary company (“Prime UK”);
•LLC Freedom Finance Uzbekistan, a Tashkent, Uzbekistan-based broker-dealer (“Freedom UZ”);
•LLC Freedom Finance Azerbaijan, an Azerbaijan-based financial educational center (“Freedom AZ”);
•LLC Freedom Finance Armenia, an Armenia-based broker-dealer (“Freedom AR”);
•Prime Executions, Inc., a New York City, New York-based NYSE institutional brokerage, that recently received approval to engage in certain capital markets and investment banking activities (“PrimeEx”); and
•FFIN Securities, Inc., a currently-dormant Nevada corporation (“FFIN”)

As of December 31, 2021, the Company also owned a 9% interest in LLC Freedom Finance Ukraine, a Kiev, Ukraine-based broker-dealer (“Freedom UA”). The remaining 91% interest in Freedom UA is owned by Askar Tashtitov, the Company’s president. However, as a result of a series of contractual relationships between FRHC and Freedom UA, we account for Freedom UA as a variable interest entity (“VIE”) under the accounting standards of the Financial Accounting Standards Board (“FASB”). Accordingly, the financial statements of Freedom UA are consolidated into the financial statements of the Company.

Prior to July 2021 we owned approximately 32.9% of Freedom UA, but due to recent changes to Ukrainian regulations to further restrict foreign ownership of registered Ukrainian broker-dealers, in July 2021 we were required to sell approximately 23.9% of our equity interest in Freedom UA to Mr. Tashtitov, reducing our direct ownership interest in Freedom UA to approximately 9%. In April 2019 the Company entered into a series of contractual arrangements with Freedom UA and Mr. Tashtitov that obligate the Company to guarantee the performance of all Freedom UA obligations and provide Freedom UA sufficient funding to cover all operating losses and net capital requirements, enable the Company to receive 90% of the net profits of Freedom UA after tax, and require the Company to provide Freedom UA the management competence, operational support, and ongoing access to the Company’s significant assets, necessary technology resources and expertise to conduct the business of Freedom UA.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The Company’s subsidiaries are professional participants on the Kazakhstan Stock Exchange (KASE), Astana Stock Exchange (AIX), Moscow Exchange (MOEX), Saint-Petersburg Exchange (SPBX), the Ukrainian Exchange (UX), the Republican Stock Exchange of Tashkent (UZSE), the Uzbek Republican Currency Exchange (UZCE) and a member of the New York Stock Exchange (NYSE) and Nasdaq Stock Exchange (Nasdaq). We also own a 24.3% interest in the UX.
Unless otherwise specifically indicated or as is otherwise contextually required, FRHC, Freedom RU, Freedom Bank RU, Freedom KZ, Freedom Global, Freedom Bank KZ, Freedom SPC, Freedom Commercial, Freedom EU, Freedom Technologies, Freedom GE, Prime UK, Freedom UZ, Freedom AZ, Freedom AR, PrimeEx and FFIN are collectively referred to herein as the “Company”.
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
Basis of presentation and principles of consolidation

The Company’s consolidated financial statements present the consolidated accounts of FRHC, Freedom RU, Freedom Bank RU, Freedom KZ, Freedom Global, Freedom Bank KZ, Freedom SPC, Freedom Commercial, Freedom EU, Freedom Technologies, Freedom GE, Prime UK, Freedom UZ, Freedom AZ, Freedom AR, PrimeEx, and FFIN. All significant inter-company balances and transactions have been eliminated from the consolidated financial statements.
Consolidation of variable interest entities
In accordance with accounting standards regarding consolidation of variable interest entities (“VIEs”), the primary beneficiary is required to consolidate the VIE for financial reporting purposes. VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. VIEs must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE.
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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
•Commissions on brokerage services;
•Commissions on banking services (money transfers, foreign exchange operations and other); and
•Commissions on investment banking services (underwriting, market making, and bondholders’ representation services).
Under Topic 606, the Company is required to recognize commission fees when they are probable and there is not a significant chance of reversal in the future. The Company recognizes revenue in accordance with this core principle by applying the following steps:
•Step 1: Identify the contract(s) with a customer - A contract is an agreement between two or more parties that creates enforceable rights and obligations.
•Step 2: Identify the performance obligations in the contract - A contract includes promises to transfer goods or services to a customer. If those goods or services are distinct, the promises are performance obligations and are accounted for separately.
•Step 3: Determine the transaction price - The transaction price is the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The transaction price can be a fixed amount of customer consideration, but it may sometimes include variable consideration or consideration in a form other than cash. The transaction price also is adjusted for the effects of the time value of money if the contract includes a significant financing component and for any consideration payable to the customer. If the consideration is variable, an entity estimates the amount of consideration to which it will be entitled in exchange for the promised goods or services. The estimated amount of variable consideration will be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
•Step 4: Allocate the transaction price to the performance obligations in the contract - An entity typically allocates the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or service promised in the contract. If a standalone selling price is not observable, an entity estimates it. Sometimes, the transaction price includes a discount or a variable amount of consideration that relates entirely to a part of the contract.
•Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation - An entity recognizes revenue when (or as) it satisfies a performance obligation by transferring a promised good or service to a customer (which is when the customer obtains control of that good or service). The amount of revenue recognized is the amount allocated to the satisfied performance obligation. A performance obligation may be satisfied at a point in time (typically for promises to transfer goods to a customer) or over time (typically for promises to transfer services to a customer). For performance obligations satisfied over time, an entity recognizes revenue over time by selecting an appropriate method for measuring the entity’s progress toward complete satisfaction of that performance obligation.
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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Derivative financial instruments
In the normal course of business, the Company invests in various derivative financial contracts including futures. Derivatives are initially recognized at fair value at the date a derivative contract is entered into and are subsequently re-measured to their fair value at each reporting date. The fair values are estimated based on quoted market prices or pricing models that take into account the current market and contractual prices of the underlying instruments and other factors. Derivatives are carried as assets when their fair value is positive and as liabilities when it is negative.

Loans

The Company’s loan portfolio is divided into three portfolio segments: credit cards, mortgages and retail banking loans. Credit cards consist of loans provided to individuals and businesses through the cards. Mortgage loans consist of loans provided to individuals to purchase real estate, which is used as collateral for the loan. Retail banking loans consist of unsecured loans provided to individuals.

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

Estimate of Incurred Loan Losses.

The allowance represents management’s current estimate of incurred loan losses inherent in the Company’s loan portfolio as of each balance sheet date. The provision for credit losses reflects credit losses the Company believes have been incurred and will eventually be recognized over time through charge-offs.

Management performed a quarterly analysis of the Company’s loan portfolio to determine if impairment had occurred and to assess the adequacy of the allowance based on historical and current trends as well as other factors affecting credit losses. The Company applied separate calculations of the allowances for its credit cards, mortgages and retail loan portfolios. Based on the adopted methodology, the Company estimated the probability of default based on historical default rates, adjusted for certain macro indicators, such as GDP, average exchange rates, unemployment rate and real wage index. Loss given default is calculated based on the collateral coverage of the loans. The Company’s allowance for loan losses consists of two components that are allocated to cover the estimated probable losses in each loan portfolio based on the results of the Company’s detailed review and loan impairment assessment process: (i) a component for loans collectively evaluated for impairment; and (ii) an asset-specific component for individually impaired loans.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The component of the allowance related to credit card, mortgages and retail banking loans that the Company collectively evaluated for impairment is based on a statistical calculation and on its historical loss experience for loans with similar risk characteristics and consideration of the current credit quality of the portfolio. The asset-specific component of the allowance includes smaller-balance homogeneous credit card and retail banking loans whose terms have been modified in a troubled debt restructuring and larger-balance nonperforming, non-homogeneous commercial banking loans. The Company generally measures the asset-specific component of the allowance based on the difference between the recorded investment of individually impaired loans and the present value of expected future cash flows. In addition to the allowance, the Company also estimates probable losses related to contractually binding unfunded lending commitments.
Functional currency

Management has adopted ASC 830, Foreign Currency Translation Matters as it pertains to its foreign currency translation. The Company’s functional currencies are the Russian ruble, European euro, U.S. dollar, Ukrainian hryvnia, Uzbekistani som, Kazakhstani tenge, Kyrgyzstani som, UK pound sterling, Azerbaijani manat and the Armenian dram, and its reporting currency is the U.S. dollar. For financial reporting purposes, foreign currencies are translated into U.S. dollars as the reporting currency. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive loss”.
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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Available-for-sale securities
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
Margin lending
The Company engages in securities financing transactions with and for clients through margin lending. Under agreements, the Company is permitted to sell or repledge securities received as collateral and use these securities to secure securities acquired under resale agreements, enter into securities lending transactions or deliver these securities to counterparties to cover short positions.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Margin lending tends to have lower credit risk due to the value of the collateral held and also its short-term nature. Margin lending balances tend to fluctuate from period to period as total customer balances change because of changing market levels, customer positioning and leverage.
Client margin requirements and established credit limits are continuously monitored by risk management of the Company. It is Company policy that clients must post additional collateral or reduce positions when necessary to avoid automatic liquidation of their positions.
Derecognition of financial assets
A financial asset (or, where applicable a part of a financial asset or a part of a group of similar financial assets) is derecognized when all of the following conditions are met:
•The transferred financial assets have been isolated from the Company - put presumptively beyond the reach of the Company and its creditors, even in bankruptcy or other receivership.
•The transferee has rights to pledge or exchange financial assets.
•The Company or its agents do not maintain effective control over the transferred financial assets or third-party beneficial interests related to those transferred assets
Where the Company has not met the asset derecognition conditions above, it continues to recognize the asset to the extent of its continuing involvement.
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
Impairment of goodwill
As of December 31, 2021, and March 31, 2021, goodwill recorded in the Company’s Consolidated Balance Sheets totaled $7,840 and $7,868, respectively. The Company performs an impairment review at least annually unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. In its annual goodwill impairment test, the Company estimated the fair value of the reporting unit based on the income approach (also known as the discounted cash flow method) and determined the fair value of the Company’s goodwill exceeded the carrying amount of the Company’s goodwill. The goodwill value as of December 31, 2021, decreased compared to March 31, 2021, due to foreign exchange currency translation.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The changes in the carrying amount of goodwill as of March 31, 2021, and for the quarter December 31, 2021, were as follows:

Balance as of March 31, 2021	$7,868

Foreign currency translation	(28)

Balance as of December 31, 2021	$7,840
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
The Company will include interest and penalties arising from the underpayment of income taxes in the provision for income taxes (if anticipated). As of December 31, 2021, and March 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions.
The Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has presented the deferred tax impacts of GILTI tax in its consolidated financial statements as of December 31, 2021 and 2020.
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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Leases
The Company adopted ASU No. 2016-02, “Leases (Topic 842)”, which requires leases with durations greater than twelve months to be recognized on the balance sheet.
Right-of-use assets and corresponding lease liabilities are recognized on the Company’s Consolidated Balance Sheets. Refer to Note 19 - Leases, within the notes to condensed consolidated financial statements for additional disclosure and significant accounting policies affecting leases.
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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
In January 2021 the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in FASB Accounting Standards Codification (ASC) Topic 848, Reference Rate Reform, for contract modifications and hedge accounting apply as well to derivatives that are affected by the changes in interest rates used for margining, discounting or contract price alignment (i.e., the discounting transition). Examples of such use include (1) rates used in interest rate swaps to compute the cash flows for the swap’s variable leg, (2) interest rate indexes used to discount the future cash flows of a derivative instrument to determine its fair value, and (3) the compensation or the interest amount earned on margin payments (i.e., contract price alignment). The amended guidance in ASU No. 2021-01 is effective immediately for all entities. The guidance may be applied on (1) a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or (2) a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of ASU No. 2021-01 through the date that financial statements are available to be issued. If any of the amendments are applied for an eligible hedging relationship, adjustments resulting therefrom must be reflected as of the date that the election is applied. The Company's adoption of the provisions of ASU No. 2021-01 had no significant impact on the Company's consolidated financial statements.
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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
In October 2021, The SEC issued the amendment of Compensation-Stock Compensation No. 2021-07, Determining the Current Price of an Underlying Share for Equity-Classified Share-Based Awards a consensus of the Private Company Council. The main amendments were concentrated in add paragraphs 718-10-30-20C through 30-20H and their related heading, with a link to transition paragraph 718-10-65-16, in which as a practical expedient, a nonpublic may use a value determined by the reasonable application of a reasonable valuation method as the current price of its underlying share for purposes of determining the fair value of an award that is classified as equity in accordance with paragraphs 718-10-25-6 through 25-18 at grant date or upon a modification. Moreover, in the topic was amended paragraph 718-10-50-2(f), with a link to transition paragraph 718-10-65-16, which states that listed requirements indicates the minimum information needed to achieve the objectives in paragraph 718-10-50-1 and illustrates how the disclosure requirements might be satisfied. In some circumstances, an entity may need to disclose information beyond the following to achieve the disclosure objectives. Firstly, a description of the method used during the year to estimate the fair value (or calculated value) of awards under share-based payment arrangements. Secondly, a description of the significant assumptions used during the year to estimate the fair value (or calculated value) of share-based compensation awards, including: i. Expected term of share options and similar instruments, including a discussion of the method used to incorporate the contractual term of the instruments and grantees' expected exercise and post vesting termination behavior into the fair value of the instrument. ii. Expected volatility of the entity's shares and the method used to estimate it. An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility. iii. Expected dividends. iv. Risk-free rate(s). v. Discount for post vesting restrictions and the method for estimating it. vi. Practical expedient for current price input. The topic also contains added paragraph 718-10-65-16, that illustrates the transition and effective date information related to Accounting Standards Update No. 2021-07 by the listed requirement: a. The pending content that links to this paragraph shall be effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. b. An entity shall apply the pending content that links to this paragraph prospectively. c. Early application, including application in an interim period, is permitted for financial statements that have not been issued or made available for issuance as of October 25, 2021. The Company is currently evaluating the impact that ASU 2021-06 will have on its consolidated financial statements and related disclosures.

In October 2021, The SEC issued the amendment of Business Combinations (Topic 805), No. 2021-08, which related to Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The main amendments were concentrated in paragraphs 805-20-25-16 through 25-17 and add paragraph 805-20-25-28C and its related heading, with a link to transition paragraph 805-20-65-3, where the topic provides limited exceptions to the recognition and measurement principles applicable to business combinations. Moreover, the topic amends paragraphs 805-20-30-10 through 30-12 and add paragraphs 805-20-30-27 through 30-30 and their related heading, with a link to transition paragraph 805-20-65-3. Paragraph 805-20-25-16 notes that the Business Combinations Topic provides limited exceptions to the recognition and measurement principles applicable to business combinations. In the topic has been added paragraph 805-20-65-3, in which the following represents the transition and effective date information related to Accounting Standards Update No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers: a. For public business entities, the pending content that links to this paragraph shall be effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. The Company is currently evaluating the impact that ASU 2021-06 will have on its consolidated financial statements and related disclosures..

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 3 – CASH AND CASH EQUIVALENTS
As of December 31, 2021, and March 31, 2021, cash and cash equivalents consisted of the following:

	December 31, 2021	March 31, 2021

Securities purchased under reverse repurchase agreements	$238,657	$248,946
Current accounts with brokers	56,498	94,494
Current account with National Bank (Kazakhstan)	55,819	36,726
Current accounts with commercial banks	41,820	75,903
Current accounts in clearing organizations	41,218	83,194
Petty cash in bank vault and on hand	20,490	25,830
Accounts with stock exchanges	20,040	98,521
Current account with National Settlement Depository (Russia)	15,527	28,215
Current account with Central Bank (Russia)	2,417	6,930
Current account with Central Depository (Kazakhstan)	777	69
Total cash and cash equivalents	$493,263	$698,828
As of December 31, 2021, and March 31, 2021, with the exception of funds deposited with banks in the United States which may qualify for FDIC insurance up to $250,000, cash and cash equivalents were not insured.
As of December 31, 2021, and March 31, 2021, the cash and cash equivalents balance included collateralized securities received under reverse repurchase agreements on the terms presented below:

	December 31, 2021
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	0.87%	$224,684	$—	$224,684
US sovereign debt	0.35%	7,773	—	7,773
Non-US sovereign debt	0.57%	6,192	—	6,192
Corporate debt	6.99%	8	—	8
Total securities sold under repurchase agreements		$238,657	$—	$238,657

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	March 31, 2021
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Non-US sovereign debt	1.07%	$101,258	$—	$101,258
Corporate debt	4.42%	94,562	—	94,562
Corporate equity	2.76%	51,564	—	51,564
US sovereign debt	0.50%	1,562	—	1,562
Total securities sold under repurchase agreements		$248,946	$—	$248,946
The securities received by the Company as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Company under reverse repurchase agreements as of December 31, 2021, and March 31, 2021, was $333,803 and $272,586, respectively.
NOTE 4 – RESTRICTED CASH
Restricted cash for the periods ended December 31, 2021, and March 31, 2021, consisted of:

	December 31, 2021	March 31, 2021

Brokerage customers’ cash	$394,756	$427,233
Deferred distribution payments	8,534	8,534
Reserve with Central Bank of Russia	1,330	1,758
Guaranty deposits	98	433
Total restricted cash	$404,718	$437,958

As of December 31, 2021, and March 31, 2021, the Company’s restricted cash included the cash portion of the funds segregated in a special custody account for the exclusive benefit of its brokerage customers, as well as required reserves with the Central Bank of the Russian Federation which represents cash on hand balance requirements. Restricted cash also included a deferred distribution payment amount, which is a reserve held for distribution to shareholders who have not yet claimed their distributions from the 2011 sale of the Company’s oil and gas exploration and production operations of $8,534. This distribution is currently payable, subject to the entitled shareholders completing and submitting to the Company the necessary documentation to claim his, her or its distribution payments. The Company has no control over when, or if, an entitled shareholder will submit the necessary documentation to claim their distribution payment. The entire deferred distribution payment amount was held in cash at December 31, 2021, and March 31, 2021. A Company shareholder entitled to a portion of the distribution amount died before claiming the distribution. As a result of disputes between the individual’s putative heirs and potential owners of an entity that also claimed through the shareholder, the Company has been unable to determine who is legally entitled to receive the distribution payment. During the quarter ended December 31, 2021, the putative estate asserted claims in Utah state court seeking, among other things, payment of the distribution. The Company and the putative estate have agreed to attempt to mediate the dispute. For additional information regarding this matter see Part II, Item 1 Legal Proceedings of this quarterly report on Form 10-Q.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 5 – TRADING AND AVAILABLE-FOR-SALE SECURITIES AT FAIR VALUE
As of December 31, 2021, and March 31, 2021, trading and available-for-sale securities consisted of:

	December 31, 2021	March 31, 2021

Corporate debt	$624,247	$334,763
Non-US sovereign debt	451,437	333,619
Corporate equity	161,550	47,340
Exchange traded notes	104,462	9,638
US sovereign debt	6,960	10,828
Total trading securities	$1,348,656	$736,188

Equity securities	$1	$1
Total available-for-sale securities, at fair value	$1	$1

As of December 31, 2021, the Company held debt securities of two issuers which individually exceeded 10% of the Company’s total trading securities - the Kazakhstan Sustainability Fund JSC (BBB credit rating) in the amount of $297,214 and the Ministry of Finance of the Republic of Kazakhstan (BBB- credit rating) in the amount of $374,982. The Company also held equities of Public Joint Stock Company “St. Petersburg Exchange” in the amount of $140,257. As of March 31, 2021, the Company held debt securities of two issuers which individually exceeded 10% of the Company’s total trading securities - the Ministry of Finance of the Republic of Kazakhstan and the Kazakhstan Sustainability Fund JSC in the amounts of $293,451 and $193,677, respectively.
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
The valuation hierarchy contains three levels:
•Level 1 - Valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets.
•Level 2 - Valuation inputs are quoted market prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets, and other observable inputs directly or indirectly related to the asset or liability being measured.
•Level 3 - Valuation inputs are unobservable and significant to the fair value measurement.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The following tables present securities assets in the Condensed Consolidated Financial Statements or disclosed in the Notes to the Condensed Consolidated Financial Statements at fair value on a recurring basis as of December 31, 2021, and March 31, 2021:

	Weighted Average Interest Rate	Total	Fair Value Measurements at December 31, 2021 using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Units
			(Level 1)	(Level 2)	(Level 3)

Corporate debt	8.80%	$624,247	$623,463	$415	$369
Non-U.S. sovereign debt	9.35%	451,437	448,895	1,593	949
Corporate equity	—	161,550	155,694	5,409	447
Exchange traded notes	—	104,462	104,462	—	—
U.S. sovereign debt	2%	6,960	6,960	—	—

Total trading securities		$1,348,656	$1,339,474	$7,417	$1,765

Equity securities	—	$1	$—	$—	$1
Total available-for-sale securities, at fair value		$1	$—	$—	$1

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Weighted Average Interest Rate	Total	Fair Value Measurements at March 31, 2021 using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Units
			(Level 1)	(Level 2)	(Level 3)

Corporate debt	9.22%	$334,763	$334,403	$—	$360
Non-U.S. sovereign debt	8.06%	333,619	333,619	—	—
Corporate equity	—	47,340	28,630	1	18,709
U.S. sovereign debt	1.68%	10,828	10,828	—	—
Exchange traded notes	—	9,638	9,638	—	—

Total trading securities		$736,188	$717,118	$1	$19,069

Equity securities	—	$1	$—	$—	$1
Total available-for-sale securities, at fair value		$1	$—	$—	$1
The table below presents the valuation techniques and significant level 3 inputs used in the valuation as of December 31, 2021, and March 31, 2021. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of December 31, 2021	FV as of March 31, 2021	Significant Unobservable Inputs	%

Non-US sovereign debt	DCF	$949	—	Discount rate	13.8%
				Estimated number of years	1 year
Corporate equity	DCF	$447	$301	Discount rate	18.5%
				Estimated number of years	9 years
Corporate debt	DCF	$369	$360	Discount rate	16.5%
				Estimated number of years	9 years
Corporate equity	DCF	—	$18,408	Discount rate	10.6%
				Estimated number of years	9 years
Total		$1,765	$19,069

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

As of December 31, 2021, shares of SPBX held by the Company were transferred from level 3 to level 1, due to active trades on the market. During the nine months ended December 31, 2021, market trades of SPBX shares were executed in the market, and market data for these shares became available.
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended December 31, 2021, and the year ended March 31, 2021:

	Trading securities	Available-for-sale securities
Balance as of March 31, 2021	$19,069	$1
Reclassification to level 1	(18,408)	—
Redemption of securities that use Level 3 inputs	(1,030)	—
Purchase of investments that use Level 3 inputs	1,964	—
Revaluation of investments that use Level 3 inputs	170	—
Balance as of December 31, 2021	1,765	1

Balance as of March 31, 2020	$11,259	$1
Sale of investments that use Level 3 inputs	(2)	—
Purchase of investments that use Level 3 inputs	834	—
Revaluation of investments that use Level 3 inputs	6,978	—
Balance as of March 31, 2021	$19,069	$1
The table below presents the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of available-for-sale securities as of December 31, 2021, and March 31, 2021:

	December 31, 2021
	Assets measured at amortized cost	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value

Equity securities	$1	$—	$1

Balance as of December 31, 2021	$1	$—	$1

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	March 31, 2021
	Assets measured at amortized cost	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value

Equity securities	$1	$—	$1

Balance as of March 31, 2021	$1	$—	$1
NOTE 6 – BROKERAGE AND OTHER RECEIVABLES, NET
Brokerage and other receivables as of December 31, 2021, and March 31, 2021, consisted of:

	December 31, 2021	March 31, 2021

Margin lending receivables	$291,237	$58,095
Receivables from brokerage clients	5,281	4,199
Long-term installments receivables	1,208	1,280
Receivable from sale of securities	1,050	484
Receivable for underwriting and market-making services	812	564
Bank commissions receivable	429	767
Dividends accrued	120	1,392
Bonds coupon receivable	1,717	—
Other receivables	2,385	56

Allowance for receivables	(1,836)	(2,036)

Total brokerage and other receivables, net	$302,403	$64,801
On December 31, 2021, and March 31, 2021, amounts due from a single related party customer were $156,141 and $8,948, respectively or 52% and 14% respectively, of total brokerage and other receivables, net. Based on historical data, the Company considers receivables due from related parties fully collectible. As of December 31, 2021 and March 31, 2021, using historical and statistical data, the Company recorded an allowance for brokerage receivables in the amounts of $1,836 and $2,036, respectively.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 7 – LOANS ISSUED
Loans issued as of December 31, 2021, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loan	$19,873	February 2023 - September 2036	15.19%	$19,846	KZT
Uncollateralized bank customer loans	16,075	January 2022 - December 2036	18.22%	—	KZT
Subordinated loan	5,132	December 2022-April 2024	4.89%	—	USD
Bank customer loans	2,557	January 2022 - September 2045	7.22%	1,000	RUB
Subordinated loan	1,358	September 2029	7.00%	—	UAH
	$44,995
During the nine months ended December 31, 2021, the Company entered into agreements with a related party microfinance organization to purchase uncollateralized consumer retail loans. The agreements provide the Company the ability to sell back to the microfinance organization up to $9,263 of the total loans purchased.

The Company has determined that it has assumed substantially all of the risks and rewards from the transferor of the loans, with the exception of the amount it has the right to sell back to the transferor, accordingly the Company has received control of the loans and has recognized the loans on its Condensed Consolidated Balance Sheets.

During the nine months ended December 31, 2021, the Company purchased loans in the aggregate amount of $29,020 and sold back loans totaling $6,828 to the microfinance organization.

As of December 31, 2021, the Company held outstanding loans purchased from the microfinance organization totaling $16,802, net of an allowance of $727.
Loans issued as of March 31, 2021, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Subordinated loan	$5,033	December 2022-April 2024	3.69%	—	USD
Uncollateralized non-bank loan	2,382	January 2022 – February 2022	3.00%	—	USD
Uncollateralized non-bank loan	1,384	May 2021	13.00%	—	RUB
Subordinated loan	1,331	September 2029	7.00%	—	UAH
Bank customer loans	880	March 2024	15.41%	729	KZT
Bank customer loans	657	July 2021- September 2045	11.27%	611	RUB
	$11,667

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 8 – DEFERRED TAXES LIABILITIES
The Company is subject to taxation in the Russian Federation, Kazakhstan, Kyrgyzstan, Cyprus, Ukraine, Uzbekistan, Germany, Azerbaijan United Kingdom, Armenia and the United States of America.
The tax rates used for deferred tax assets and liabilities as of December 31, 2021, and March 31, 2021, were 21% for the U.S., 20% for the Russian Federation, Kazakhstan, and Kyrgyzstan, 31% for Germany, 12.5% for Cyprus, 18% for Ukraine, 2% for Azerbaijan, 25% for United Kingdom, 18% for Armenia and 15% for Uzbekistan. Deferred tax assets and liabilities of the Company are comprised of the following:

	December 31, 2021	March 31, 2021

Deferred tax assets:
Tax losses carryforward	$305	$316
Accrued liabilities	244	236
Depreciation	16	16
Revaluation on trading securities	1,338	—
Valuation allowance	(305)	(316)
Deferred tax assets	$1,598	$252

Deferred tax liabilities:
Revaluation on trading securities	$978	$2,546
Fixed and intangible assets	621	1,568
Subordinated debt	—	523
Deferred tax liabilities	$1,599	$4,637

Net deferred tax liabilities	$(1)	$(4,385)
During the nine months ended December 31, 2021, and 2020, the effective tax rate was equal to 11.0% and 15.8%, respectively.
Net operating loss carryforwards as of December 31, 2021, and March 31, 2021, were $2,034 and $2,104, respectively, and are subject to income tax in Uzbekistan.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 9 – SECURITIES REPURCHASE AGREEMENT OBLIGATIONS
As of December 31, 2021, and March 31, 2021, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	December 31, 2021
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Corporate debt	9.92%	$365,625	$—	$365,625
Non-U.S. sovereign debt	9.84%	336,383	—	336,383
US sovereign debt	0.36%	4,399	—	4,399
Corporate equity	8.23%	3,877	—	3,877
Total		$710,284	$—	$710,284

	March 31, 2021
	Interest rate and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Non-US sovereign debt	9.28%	$229,812	$—	$229,812
Corporate debt	9.27%	189,337	—	189,337
Corporate equity	3.78%	5,757	—	5,757
US sovereign debt	0.40%	1,809	—	1,809
Total securities sold under repurchase agreements		$426,715	$—	$426,715
The fair value of collateral pledged under repurchase agreements as of December 31, 2021, and March 31, 2021, was $711,850 and $426,669, respectively.
Securities pledged as collateral by the Company under repurchase agreements are liquid trading securities with market quotes and significant trading volume.
NOTE 10 – CUSTOMER LIABILITIES
The Company recognizes customer liabilities associated with funds held by our brokerage and bank customers. Customer liabilities consist of:

	December 31, 2021	March 31, 2021

Brokerage customers	$879,598	$938,086
Banking customers	265,472	225,611
Total	$1,145,070	$1,163,697

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of December 31, 2021, banking customer liabilities consisted of current accounts and deposits of $129,409 and $136,063, respectively. As of March 31, 2021, banking customer liabilities consisted of current accounts and deposits of $133,493 and $92,118, respectively.
NOTE 11 – TRADE PAYABLES
Trade payables of the Company is comprised of the following:

	December 31, 2021	March 31, 2021

Margin lending payable	$45,990	$20,120
Payables to suppliers of goods and services	4,307	1,708
Trade payable for securities purchased	516	264
Other	218	212
Total	$51,031	$22,304
On December 31, 2021, and March 31, 2021, trade payables due to a single related party were $41,801 or 82% and $13,810 or 62%, respectively.
NOTE 12 – SECURITIES SOLD, NOT YET PURCHASED – AT FAIR VALUE
As of December 31, 2021, and March 31, 2021, the Company’s securities sold, not yet purchased at fair value was $15,167 and $8,592, respectively.
During the nine months ended December 31, 2021, the Company sold shares that were not owned by it in the amount of $6,285 and closed short positions in the amount of $23. During the nine months ended December 31, 2021, the Company recognized a loss on the change in the fair value of financial liabilities in the amount of $313 in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income.
A short sale involves the sale of a security that is not owned with the expectation of purchasing the same security (or a security exchangeable) at a later date at a lower price. A short sale involves the risk of a theoretically unlimited increase in the market price of the security that would result in a theoretically unlimited loss.
NOTE 13 – LOANS RECEIVED
Loans received by the Company includes:

Company	Lender	December 31, 2021	March 31, 2021	Interest Rate	Term	Maturity dates

Freedom Holding Corp.	Non-Bank	$3,497	$3,373	5.00%	26 months	12/31/22
Total		$3,497	$3,373
As of December 31, 2021, non-bank loans received were unsecured. As of December 31, 2021, and March 31, 2021, accrued interest on the loans totaled $197 and $73, respectively.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 14 – DEBT SECURITIES ISSUED
Outstanding debt securities of the Company include the following:

	December 31, 2021	March 31, 2021

Debt securities issued denominated in USD	$97,541	$60,743
Debt securities issued denominated in RUB	6,730	6,605
Accrued interest	1,092	1,095
Total	$105,363	$68,443
As of December 31, 2021, and March 31, 2021, the Company’s outstanding debt securities had fixed annual coupon rates ranging from 5.5% to 12% and maturity dates ranging from February 2022 to November 2026. The Company’s debt securities include $34,000 of Freedom RU notes issued in November 2021. The Freedom RU notes denominated in U.S. dollars, bear interest at an annual rate of 5.50% and are due in November 2026. The Freedom RU notes were issued under Russian Federation law and trade on the Moscow Stock Exchange. The Company's debt securities include $20,498 of FRHC notes issued from December 2019 to February 2020. The FRHC notes denominated in U.S. dollars, bear interest at an annual rate of 7.00% and are due in December 2022. The FRHC notes were issued under Astana International Financial Centre law and trade on the AIX. The Company’s debt securities also include $13,000 of Freedom SPC bonds issued in October 2021. The Freedom SPC bonds are denominated in U.S. dollars, bear interest at an annual rate of 5.50% and are due in October 2026. The Freedom SPC bonds were issued under Astana International Financial Centre law and trade on the AIX. FRHC is a guarantor of the Freedom SPC bonds. The proceeds from Freedom SPC bonds were loaned to FRHC pursuant to a loan agreement dated November 22, 2021. The interest rate of the loan agreement is 5.5% per annum. Interest payments are duly semi-annually in April and October. Repayment of the loan is due October 2026.
On May 29, 2021 the Company retired U.S. dollar denominated 8% Freedom KZ bonds that had a carrying value of $10,477 including interest accrued of $274 as of March 31, 2021
Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs.

NOTE 15 – NET GAIN ON TRADING SECURITIES

Net gain on trading securities is comprised of:

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020

Net gain recognized during the period on trading securities sold during the period	$39,658	$11,462
Net unrealized (loss)/gain recognized during the reporting period on trading securities still held at the reporting date	(39,255)	7,482
Net gain recognized during the period on trading securities	$403	$18,944

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Nine Months Ended December 31, 2021	Nine Months Ended December 31, 2020

Net gain recognized during the period on trading securities sold during the period	$189,193	$28,635
Net unrealized (loss)/gain recognized during the reporting period on trading securities still held at the reporting date	(3,639)	7,695
Net gain recognized during the period on trading securities	$185,554	$36,330

As of December 31, 2021, and March 31, 2021, the Company held in its proprietary trading portfolio shares SPBX at fair value of $140,258 and $18,408, respectively.

During the three months ended December 31, 2021, the Company exchanged approximately 1,000,000 shares of its stock of SPBX for units in the closed-end unit investment combined fund “SPB fund” (the “SPBX ETF”) and sold those SPBX ETF units to approximately 490 investors through placement agents for net proceeds of $11,338. Additionally, during the three months ended December 31, 2021, the Company sold approximately 2,423,000 shares of SPBX to the market for net proceeds of $32,858. As a result, during the three months ended December 31, 2021, the Company recognized net gain on trading securities sold of $39,658, which included $36,079 of unrealized net gain recognized during previous periods that was reclassified to realized gain during the three months ended December 31, 2021.

During the nine months ended December 31, 2021, the Company exchanged approximately 12,500,000 shares of its stock of SPBX for units in the SPBX ETF. During the nine months ended December 31, 2021, the Company sold its SPBX ETF units to approximately 15,490 investors through placement agents for net proceeds of $167,011. Additionally, during the three months ended December 31, 2021, the Company sold approximately 2,423,000 shares of SPBX to the market for net proceeds of $32,858. As a result, during the nine months ended December 31, 2021, the Company recognized net gain on trading securities sold of $189,193, which included $177,146 of realized gain from the sale of the SPBX ETF and SPBX shares.

NOTE 16 – RELATED PARTY TRANSACTIONS
During the three months ended December 31, 2021, and 2020, the Company earned commission income from related parties in the amounts of $83,831 and $56,243, respectively. During the nine months ended December 31, 2021, and 2020, the Company earned commission income from related parties in the amounts of $234,247 and $128,200, respectively. Commission income earned from related parties is comprised primarily of brokerage commissions and commissions for money transfers by brokerage clients.
During the three months ended December 31, 2021, and 2020, the Company paid commission expense to related parties in the amount of $3,823 and $6,139, respectively. During the nine months ended December 31, 2021, and 2020, the Company paid commission expense to related parties in the amount of $14,350 and $10,381, respectively.
During the three months ended December 31, 2021, and 2020, the Company recorded stock-based compensation expense for restricted stock grants to related parties in the amount of $385 and $0, respectively. During the nine months ended December 31, 2021, and 2020, the Company recorded stock-based compensation expense for restricted stock grants to related parties in the amount of $951 and $0, respectively.
As of December 31, 2021, and March 31, 2021, the Company had cash and cash equivalents held in brokerage accounts of related parties totaling $22,863 and $12,256, respectively.
As of December 31, 2021, and March 31, 2021, the Company had bank commission receivables and receivables from brokerage clients from related parties totaling $362 and $962, respectively. Brokerage and other receivables from related parties result principally from commissions receivable on the brokerage operations of related parties.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of December 31, 2021, and March 31, 2021, the Company had margin lending receivables with related parties totaling $159,047 and $9,886, respectively.
As of December 31, 2021, and March 31, 2021, the Company had margin lending payables to related parties, totaling $41,801 and $13,810, respectively.
As of December 31, 2021, and March 31, 2021, the Company had accounts payable due to a related party totaling $438 and $339, respectively.
As of December 31, 2021, and March 31, 2021, the Company had financial liability with related parties totaling $1,712 and $1,707, respectively.
As of December 31, 2021, and March 31, 2021, the Company had customer liabilities to related parties totaling $210,514 and $327,610 respectively.
As of December 31, 2021, and March 31, 2021, the Company had restricted customer cash deposited in current and brokerage accounts with related parties in the amounts of $195,824 and $156,878.
During the nine months ended December 31, 2021, the Company purchased loans in the aggregate amount of $29,020 and sold back loans totaling $6,828 to a related party microfinance organization. As of December 31, 2021, the Company held outstanding loans purchased from the microfinance organization totaling $16,802, net of an allowance of $727.

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
NOTE 17 – STOCKHOLDERS’ EQUITY

During the nine months ended December 31, 2021, non-qualified stock options to purchase 60,000 shares were exercised at a strike price of $1.98 per share for total proceeds of $119. During the nine months ended December 31, 2020, no outstanding nonqualified stock options were exercised.

On May 18, 2021, the Company awarded restricted stock grants totaling 1,031,500 shares of its common stock to 56 employees and consultants of the Company, including two executive officers of the Company. Of the 1,031,500 shares awarded pursuant to the restricted stock grant awards, 200,942 shares are subject to one-year vesting, 211,658 shares are subject to two-year vesting and 206,300 shares per year are subject to three, four and five-year vesting schedule, respectively.
On December 30, 2020, the Company awarded restricted stock grants in the amount of 15,000 shares of its common stock to three employees. Of the 15,000 shares awarded pursuant to the restricted stock grant awards, 4,500 shares are subject to one-year vesting conditions, 4,500 shares are subject to two-year vesting conditions and 6,000 shares are subject to three-year vesting conditions.
The Company recorded stock-based compensation expense for restricted stock grants and stock options in the amount of $4,561 and $11,283 during the three and nine months ended December 31, 2021, respectively. During the three and nine months ended December 31, 2020, the Company recorded stock-based compensation expense for restricted stock grants and stock options in the amount of $35 and $1,090, respectively.
NOTE 18 – STOCK BASED COMPENSATION

During the nine months ended December 31, 2021, a total of 1,031,500 restricted shares were awarded to key employees. The compensation expense related to restricted stock grants was $4,561 during the three months ended December 31, 2021,

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
and $31 during three months ended December 31, 2020. The compensation expense related to restricted stock grants was $11,283 during the nine months ended December 31, 2021, and $978 during the nine months ended December 31, 2020. As of December 31, 2021, there was $28,899 of total unrecognized compensation cost related to non-vested shares of common stock granted. The cost is expected to be recognized over a weighted average period of 4.36 years.
The Company has determined the fair value of restricted shares awarded during the nine months ended December 31, 2021 using the Monte Carlo valuation model based on the following key assumptions:

Term (years)	5
Volatility	41.5%
Risk-free rate	0.06%
The table below summarizes the activity for the Company’s restricted stock outstanding during the nine months ended December 31, 2021:

	Shares	Weighted Average Fair Value
Outstanding, at March 31, 2021	15,000	$775
Granted	1,031,500	39,465
Vested	—	—
Forfeited/cancelled/expired	—	—
Outstanding, at December 31, 2021	1,046,500	$40,240

During the nine months ended December 31, 2021 and 2020, no stock options were awarded. Total compensation expense related to outstanding options was $0 for the three and nine months ended December 31, 2021, and $54 and $162, for the three and nine months ended December 31, 2020, respectively. During the nine months ended December 31, 2021, options to purchase a total of 60,000 shares were exercised.
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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The following is a summary of stock option activity for the nine months ended December 31, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, March 31, 2021	60,000	$1.98	6.52	$3,083,000
Granted	—	—	—	—
Exercised	(60,000)	1.98	6.52	3,742,000
Forfeited/cancelled/expired	—	—	—	—
Outstanding, at December 31, 2021	—	—	0	$—
Exercisable, at December 31, 2021	—	$—	0	$—
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
The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of December 31, 2021:

	Classification on Balance Sheet	December 31, 2021
Assets
Operating lease assets	Right-of-use assets	$17,830
Total lease assets		$17,830

Liabilities
Operating lease liability	Operating lease obligations	$17,573
Total lease liability		$17,573

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Lease obligations at December 31, 2021, consisted of the following:

Twelve months ending March 31,
2022	$2,373
2023	8,551
2024	4,437
2025	2,906
2026	1,973
Thereafter	550
Total payments	20,790
Less: amounts representing interest	(3,217)
Lease liability, net	$17,573
Weighted average remaining lease term (in months)	26
Weighted average discount rate	12%
Lease commitments for short term operating leases as of December 31, 2021, are approximately $606. The Company’s rent expense for office space was $386 and $1,123 for the three and nine months ended December 31, 2021, and $656 and $827 for the three and nine months ended December 31, 2020, respectively.
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
Unfunded commitments under lines of guarantees
Unfunded commitments under lines of guarantees are conditional commitments issued by the Company to provide bank guarantees to a customers. These commitments may mature without being fully funded.
Bank guarantees
Bank guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support trade transactions or guarantee arrangements. The credit risk involved in issuing guarantees is essentially the same as that involved in extending loan facilities to customers. A

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
significant portion of the issued guarantees are collateralized by cash. Total lending related commitments outstanding at December 31, 2021, were as follows:

	As of December 31, 2021	As of March 31, 2021
Bank guarantees	$5,232	$6,594
Unfunded commitments under lines of credits and guarantees	10,142	182
	$15,374	$6,776
NOTE 21 – SUBSEQUENT EVENTS
The Company has performed an evaluation of subsequent events through the time of filing this quarterly report on Form 10-Q with the SEC. During this period the Company did not have any additional material recognizable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist you in understanding our results of operations and our present financial condition. Our unaudited condensed consolidated financial statements and the accompanying notes included in this quarterly report on Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the SEC including our annual report on Form 10-K filed with the SEC on June 15, 2021.
The following discussion contains forward-looking statements based on assumptions and estimates and is subject to risks and uncertainties. Our future results could differ materially from those discussed below. See “Special Note About Forward-Looking Statements” for a discussion of the risks and uncertainties related to those statements.
Special Note About Forward-Looking Information
All statements other than statements of historical fact included herein and in the documents incorporated by reference in this quarterly report on Form 10-Q, if any, including without limitation, statements regarding our future financial position, business strategy, potential acquisitions, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “will,” “would,” and other similar expressions and their negatives.
Forward-looking statements are not guarantees of future performance and involve known and unknown risks and uncertainties, many of which may be beyond our control. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and actual results could differ materially as a result of various factors. The following include some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:
•general economic and political conditions globally and in the particular markets where we operate;
•declines in global financial markets;
•trading volumes and demand for brokerage services in our key markets;
•changes in our relationships or arrangements with related parties and third party service providers;
•the impacts of the COVID-19 pandemic, including viral variants, future outbreaks and the effectiveness of measures implemented to contain its spread;
•a lack of liquidity, e.g., access to funds or funds at reasonable rates for use in our businesses;
•the inability to meet regulatory capital or liquidity requirements;
•increased competition, including downward pressures on commissions and fees;
•risks inherent to the brokerage, banking and market making businesses;
•fluctuations in interest rates and foreign currency exchange rates;
•failure to protect or enforce our intellectual property rights in our proprietary technology;
•risks associated with being a “controlled company” within the meaning of the rules of Nasdaq;
•the loss of key executives or failure to recruit and retain personnel;
•our ability to keep up with rapid technological change;
•information technology, trading platform and other system failures, cyber security threats and other disruptions;
•losses caused by non-performance by third parties;
•decreased profitability if loan payment delinquencies in our lending portfolio increase;
•losses (whether realized or unrealized) on our investments;
•our inability to integrate any businesses we acquire or otherwise adapt to expansion and rapid growth in our business;
•risks inherent in doing business in Russia and the other developing markets in which we do business;
•the impact of tax laws and regulations, and their changes, in any of the jurisdictions in which we operate;
•non-compliance with laws and regulations in each of the jurisdictions in which we operate, particularly those relating to the securities and banking industries;
•the creditworthiness of our trading counterparties, and banking and margin customers;
•litigation and regulatory liability;

•unforeseen or catastrophic events, including the emergence of pandemics, terrorist attacks, extreme weather events or other natural disasters, military conflict, political discord and social unrest; and
•other factors discussed in this report, as well as in our annual report on Form 10-K filed with the SEC on June 15, 2021 and our quarterly report on Form 10-Q filed with the SEC on November 8, 2021.
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

You should not place undue reliance on forward-looking statements. Forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management and apply only as of the date of this report or the respective dates of the documents from which they incorporate by reference. Neither we nor any other person assumes any responsibility for the accuracy or completeness of forward-looking statements. Further, except to the extent required by law, we undertake no obligations to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, made by us or on our behalf, are also expressly qualified by these cautionary statements.
Overview
Freedom Holding Corp. is a holding company that owns and operates several diversified financial services businesses. Our subsidiaries engage in a broad range of activities in the financial services industry, including full-service retail securities brokerage, banking services, investment research and advisory services, securities trading, investment banking, retail banking, underwriting services and market making activities in Eurasia. We are headquartered in Almaty, Kazakhstan, with supporting administrative offices in Russia, Cyprus and the United States of America.
Our subsidiaries are professional participants on the Kazakhstan Stock Exchange (KASE), Astana Stock Exchange (AIX), Moscow Exchange (MOEX), Saint-Petersburg Exchange (SPBX), the Ukrainian Exchange (UX), the Republican Stock Exchange of Tashkent (UZSE), the Uzbek Republican Currency Exchange (UZCE) and a member of the New York Stock Exchange (NYSE) and Nasdaq Stock Exchange (Nasdaq). Our Cyprus office provides our clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S., European and Asian securities markets, which under the regulatory regimes of many jurisdictions where we operate, provide only limited or no direct investor access to international securities markets.
We provide an array of financial services to our target retail audience of individuals and small and medium-sized enterprises seeking to diversify their investment portfolios to manage economic risk associated with political, regulatory, currency, banking, and national uncertainties. We also provide broker dealer services to other financial institutions. Our customers are provided online tools and retail locations to establish accounts and conduct securities trading on transaction-based pricing. We market our products and services through a number of channels, including telemarketing, training seminars and investment conferences, print and online advertising using social media, our mobile app and search engine optimization activities.
As of December 31, 2021, we were the largest securities broker in Kazakhstan based on volume, revenues and number of clients for transactions on the KASE, according to National Bank of Kazakhstan and were recently recognized as the top investment bond bookrunner in Kazakhstan for 2021 by Cbonds. As of December 31, 2021, we were the ninth largest retail broker in Russia based on MOEX data. On December 21, 2021, S&P Global Ratings (“S&P”) assigned its “B/Stable/B” issuer credit rating to each of Freedom EU, Freedom RU, Freedom KZ and Freedom Global and on January 26, 2022, S&P assigned its “B/Stable/B” issuer credit rating to Freedom Bank KZ, while maintaining its Kazakhstan national scale rating of “kzBB+”.
As of December 31, 2021, we provided our retail brokerage services through 103 offices that provide brokerage, banking and other financial services, investment consulting and education, including (43) in Russia, (32) in Kazakhstan, (15) in Ukraine, (8) in Uzbekistan, and (1) in each of Cyprus, Germany, Kyrgyzstan, Azerbaijan and Armenia. In the United States we own PrimeEx a floor broker on the NYSE with an international clientele, but to date Freedom EU does not have an account with or conduct trading activities with PrimeEx. PrimeEx recently received approval to provide certain capital markets and investment banking activities in the U.S. We have representative offices of Freedom EU in Greece and

Spain. We also have a subsidiary in the United Kingdom which has applied for a brokerage license. In Russia (32) of our retail brokerage and financial services offices also provide banking services to our customers. During the quarter ended December 31, 2021, Freedom Bank RU received a universal banking license, which will allow Freedom Bank RU to offer services to customers outside of Russia, as well as, expanding the types of services it can offer. We operate a significant online and mobile banking presence, in particular through our proprietary “Tradernet” online securities trading platform and social network. Our Freedom EU subsidiary in Cyprus serves our Cypriot and emerging European clientele as well as servicing for international trading originating in Russia and Kazakhstan.
All of our securities broker dealer activities are subject to extensive regulation in the various jurisdiction where they conduct business. Freedom RU is a member of the Russian National Association of Securities Market Participants (“NAUFOR”), a statutory self-regulatory organization with wide responsibility in regulation, supervision and enforcement of its broker-dealer, investment banking, commercial banking and other member firms in Russia. Freedom Bank RU is a member of the National Financial Association in Russia. In Kazakhstan, Freedom KZ and Freedom Bank KZ are members of the Association of Financiers of Kazakhstan. Freedom UA is a member of the Professional Association of Capital Market participants and Derivatives (“PARD”) in Ukraine. Freedom EU is a member of the Association for Financial Markets in Europe (“AFME”).
We have experienced recent rapid growth in our business over a short period. Our number of total client accounts increased from approximately 140,000 as of March 31, 2020 to approximately 290,000 as of March 31, 2021, to approximately 370,000 as of December 31, 2021. As of December 31, 2021, more than 60% of those client accounts carried positive cash or asset account balances. Internally, we designate “active accounts” as those in which at least one transaction occurs per quarter. For the three months ended December 31, 2021, we had approximately 100,000 active accounts. Our total assets increased by 82% to approximately $2.7 billion as of December 31, 2021 from approximately $1.5 billion as of December 31, 2020. In addition, we have made several recent significant acquisitions, including the acquisitions of Zerich Capital Management (“Zerich”) in July 2020, which was merged into Freedom RU in December 2020; and Freedom Bank KZ and PrimeEx both in December 2020. Our strategy includes making other acquisitions to grow our business.
Key Factors Affecting Our Results of Operations
Our operations have been, and may continue to be, affected by certain key factors as well as certain historical events and actions. The key factors affecting our business and the results of operations include, in particular: the business environment in which we operate, the growth of retail brokerage activity in our key markets, the impact of COVID-19, governmental polices and acquisitions. Each of these factors is discussed in more detail below.
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
Growth of Retail Brokerage Activity In Our Key Markets
The retail brokerage markets in Russia and Kazakhstan, our two main markets, have grown rapidly in recent years. This growth has had a significant positive effect on our results of operations in recent periods. According to the Moscow Exchange (based on data provided by NAUFOR), the number of retail clients on the MOEX increased from approximately $11.1 million as of March 31, 2021 to $16.8 million as of December 31, 2021. According to the MOEX, the rapid growth in retail securities investing in Russia has been driven by a number of factors, including among others the extension of trading hours on the MOEX and regulatory changes that have stimulated retail participation in the Russian financial market. In particular: in 2015, tax-advantaged individual investment accounts for private investors were introduced; in 2021, individual investment accounts became more relevant when bond coupons and interest on deposit (principal greater than RUB 1 million) became taxable; a tax exemption applies to capital gains on securities held for three or more years (up to RUB 9 million) for securities purchased after January 1, 2014; and retail investors are now able to remotely open brokerage accounts (which is particularly important in Russia’s remote regions). According to data from the KASE, the number of active accounts of retail investors on the KASE equity market increased from approximately 150.2 thousand in March 2021 to 218.3 thousand in December 2021.

Impact of COVID-19
The COVID-19 pandemic has affected the global financial markets. The pandemic has resulted in unprecedented global market conditions that have led to significant growth in our customer accounts, as well as increased activity from our existing customers, resulting in higher fee and commission income. These market conditions have also resulted in significant gains in our investment portfolio.
We continue to monitor conditions surrounding COVID-19, as well as economic and capital market conditions. We continue to follow the enhanced cleaning practices and other measures employed in our offices and retail locations in response to local health mandates. We have limited essential business travel and implemented practices to ensure that exposed employees, or those displaying symptoms of COVID-19, self-quarantine. In spring 2020, we transitioned the vast majority of our workforce to work remotely, with only essential employees working in the office. Where dictated by local health mandates, or as seems prudent to local management, this practice continues. As the pandemic continues to evolve, we regularly evaluate protocols and process in place to meet local health mandates. There have been no material disruptions to our business or processes to date as a result of these changes.
We believe that as a result of the intervention from banks and governments in response to the COVID-19 pandemic, the prospects and the subsequent introduction of viable vaccines, and increased time people have spent at home during the pandemic, there has been a corresponding opportunity and optimism in opening investment accounts and investing in financial markets worldwide, particularly in the U.S. capital markets, and in the non-U.S. markets where we operate. The increased levels of client activity combined with greater market volatility have led to significant growth in our client accounts, trading volume, commission and fee income and net income during the fiscal year ended March 31, 2021, and the nine months ended December 31, 2021.
While the overall impact of COVID-19 has been largely positive for our business during the quarters ended December 31, 2021 and 2020, its future impacts on our business, operational and financial performance is uncertain. Developments such as the duration and severity of future outbreaks of the same or different strains of the disease, such as the delta, omicron or other variants, the effectiveness of vaccines, new or additional measures implemented by governments, might impact our customers and employees, the financial markets, the global economy and the economies of the countries in which we operate. Because of these uncertainties, we cannot determine the future impacts of the pandemic on our business.
Governmental Policies
Our earnings are and will be affected by the monetary and fiscal policies of the governments of Russia, Kazakhstan, Cyprus, the United States and other countries in which we operate. The monetary policies of these countries may have a significant effect upon our operating results. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.
Acquisitions
Historically we have been active in pursuing inorganic growth through mergers and acquisitions. We expect this trend to continue in the future. We have made five acquisitions in the past four years, one of which was of a U.S. company (PrimeEx), two of which were of Russian companies (LLC Nettrader, and Zerich, which was merged into Freedom RU) and two of which were of Kazakhstani companies (Asyl Invest and Freedom Bank KZ). We anticipate making future acquisitions with a focus on enhancing or expanding our financial services offerings. We anticipate that we will continue to acquire financial services-related companies in the Commonwealth of Independent States (CIS) region, on an opportunistic basis. In December 2020, we established a presence in the United States with our acquisition of PrimeEx, an NYSE floor broker servicing sell-side institutional clients, that recently received regulatory approval to expand its services offering to include certain capital markets and investment banking activities. As part of our strategy, we will be exploring potential opportunities to acquire buy-side institutional brokers, investment research firms, investment banking and securities clearing firms in the United States, to enhance our international financial services offering. We anticipate that our acquisition of any company operating in the financial services industry in the United States will be subject to prior regulatory approval. Currently our strategy in the U.S. is to focus on expansion mainly in the institutional investor segment with a potential expansion in the retail segment in the medium-term and long-term future.

Planned Acquisitions
We are in the process of acquiring two insurance companies in Kazakhstan, JSC Life Insurance Company Freedom Finance Life, a life insurance company (“Freedom Life”), and Insurance Company Freedom Finance, a direct insurance carrier, excluding life, health and medical, (“Freedom Insurance”). Each of these companies is currently wholly owned by our controlling shareholder, Chairman and CEO, Timur Turlov. We have agreed with Mr. Turlov to acquire these companies from him at the historical cost paid by him plus amounts he has contributed as additional paid in capital since his purchase. These companies were not initially acquired directly by us because at the time they were put on the market for sale by their prior owner they did not have audit reports conforming to U.S. GAAP standards and had not demonstrated sustained profitability. We do not consider our planned acquisition of these two insurance companies collectively to be a material acquisition based on their size relative to the size of our group. These acquisitions require prior regulatory approval in Kazakhstan, which we are currently pursuing but which has not yet been granted. We plan to complete these acquisitions as soon as reasonably practicable following receipt of regulatory approval and execution of definitive acquisition agreements.

We have also agreed to purchase Asset Management Company Vostok-Zapad (East-West) Limited (“Vostok”), an asset management firm operating in Moscow, Russia, with assets under management of approximately $690 million. Vostok manages 13 mutual funds, including both open-end and closed-end funds. A number of the mutual funds are listed for trading on the SPBX, KASE and MOEX. We are also in the process of acquiring PayBox Technologies, and Ticketon.kz. PayBox is headquartered in Kazakhstan and operates regional payment aggregator platforms in Kazakhstan, Russia, Uzbekistan and Kyrgyzstan that provide businesses and consumers the ability to accept payments online and at point-of-sale locations using all major credit and debit methods. Ticketon.kz is a Kazakhstani online entertainment, cultural and recreational event ticketing system organized in 2011. It currently has locations in 21 cities with 150 connected facilities and is expanding its operations into Tajikistan, Uzbekistan and Kyrgyzstan. We do not consider our planned acquisitions of Vostok, PayBox or Ticketon.kz to collectively be material acquisitions based on their size relative to the size of our group. We plan to complete these acquisitions as soon as reasonably practicable following execution of definitive acquisition agreements and necessary approvals.

While we believe that it is probable that the above planned acquisitions will be completed in the near future, there can be no assurance that this will be the case.
New Banking Products

Digital Mortgage

Digital mortgage is a new product launched by Freedom Bank KZ in July 2021, that allows customers in Kazakhstan to apply for and complete the residential mortgage loan process online. This service significantly speeds up the mortgage registration process. Moreover, there is no cost to the customer to complete the initial online assessment. As of December 31, 2021, 615 digital mortgage loans have been approved and issued in the aggregate amount of $22,233. Approval of all loans is carried out by Freedom Bank KZ. Since the launch of the digital mortgage product, nearly 59,000 online assessments have been submitted through Freedom Bank KZ’s digital mortgage portal.

Invest Card

Freedom Bank KZ has also successfully developed and launched its "Invest card" product. Invest cards offer features unique to the Kazakhstani market, including the ability to quickly and conveniently transfer money to and from a customer’s investment accounts, around-the-clock access to the customer’s brokerage accounts, instant card issuance upon approval, instant replenishment and payment for purchases without commissions, and daily interest of up to 3% per annum in U.S. dollars on the outstanding balance on the card.

Key Income Statement Line Items

Revenue

We derive revenue primarily from fee and commission income earned from our retail brokerage and banking clients, fee and commission income from investment banking services, our proprietary trading activities and interest income. Fee and commission income as a percentage of our total revenue was 84% and 74% in the three month periods ended December 31, 2021 and 2020, and 58% and 76% in the nine month periods ended December 31, 2020 and 2021, respectively.

Fee and Commission Income

Fee and commission income consists principally of brokerage fees from customer trading, including fees charged for providing marginal lending and related banking services, and fees for underwriting, market making and consulting services. A substantial portion of our revenue is derived from commissions from clients through accounts with transaction based pricing. Brokerage commissions are charged on investment products in accordance with a schedule we have formulated that aligns with local practices. Retail brokerage service fee and commission income as a percentage of our total fee and commission income was 75% and 67% in the three month periods ended December 31, 2021 and 2020, respectively and 52% and 68% in the nine month periods ended December 31, 2021 and 2020, respectively. Fees received for banking services consist primarily of wire transfer fees, commissions for payment processing and commissions for currency exchange operations. The following table presents our fee and commission income as a percentage of our total revenue by type for the periods presented.

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
	(as a % of total revenue)
Retail brokerage fee and commission income	75%	67%	52%	68%
Investment banking fee and commission income	2%	2%	1%	3%
Commission from bank services	4%	3%	2%	4%
Other fee and commission income	3%	2%	2%	2%
Total fee and commission income as a percentage of total revenue	84%	74%	58%	76%

Net Gain on Trading Securities

Net gain on trading securities reflects the gains and losses from our proprietary trading activities. Net gains or losses are comprised of realized and unrealized gains and losses. Gains or losses are realized when we close a position in a security and realize a gain or a loss on that position. U.S. GAAP requires that we reflect in our financial statements unrealized gains and losses on all our securities trading positions that remain open as of the end of each period. Fluctuations in unrealized gains or losses from one period to another may result from factors within our control, such as when we elect to close an open securities position, which would have the effect of reducing our open positions and, thereby potentially reducing or increasing the amount of unrealized gains or losses in a period. Changes in unrealized gains and losses from period to period may also occur as a result of factors beyond our control, such as fluctuations in the market prices of the open securities positions we hold. This may adversely affect the ultimate value we realize from these investments. Unrealized gains or losses in a particular period may or may not be indicative of the gain or loss we will realize on a securities position when the position is closed. As a result, we may realize significant swings in gains and losses realized on our trading securities year-over-year and quarter-to-quarter.

Interest Income

We earn interest income from trading securities, reverse repurchase transactions and loans to customers. Interest income on trading securities consists of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading account.

Fee and Commission Expense

We incur fee and commission expense for operations within our brokerage and banking activities. Fee and commission expense consists of expenses related to brokerage, banking, stock exchange, clearing and depository services. Generally, we expect fee and commission expense to increase and decrease corresponding to increases and decreases in fee and commission income.

Interest Expense

Interest expense includes the expenses associated with our short-term and long-term financing, which consist of interest on securities repurchase agreement obligations, customer accounts and deposits, debt securities issued and loans received.

Operating Expense

Operating expense includes payroll and bonuses, advertising expenses, lease cost, professional expenses, depreciation and amortization, communication services, software support, stock compensation expense, representative expenses, business trip expenses, utilities, charity and other expenses.

Foreign Currency Translation Adjustments, Net of Tax

The functional currencies of our operating subsidiaries are the Russian ruble, the Kazakhstan tenge, the euro, the U.S. dollar, the Ukrainian hryvnia, the Uzbekistani som, the Kyrgyzstani som, the UK pound sterling, the Azerbaijani manat and the Armenian dram. Our reporting currency is the U.S. dollar. Pursuant to U.S. GAAP we are required to revalue our assets from our functional currencies to our reporting currency for financial reporting purposes.

Net Income/(Loss) Attributable to Noncontrolling Interest

We own a 9% interest in Freedom UA. The remaining 91% interest is owned by Askar Tashtitov, the president of our Company. Through a series of agreements entered into with Freedom UA that obligate us to guarantee the performance of all Freedom UA obligations, provide Freedom UA adequate funding to cover its operating losses and net capital requirements, provide the management competence and operational support and ongoing access to our significant assets, technology resources and expertise in exchange for 90% of all net profits of Freedom UA after tax, we account for Freedom UA as a variable interest entity. We reflect our ownership of Freedom UA as a noncontrolling interest in our consolidated statements of financial condition, consolidated statements of comprehensive income, consolidated statements of changes in equity and consolidated statements of cash flows. Prior to July 2021 we owned approximately 32.9% of Freedom UA, but due to recent changes to Ukrainian regulations to further restrict foreign ownership of registered Ukrainian broker-dealers, in July 2021 we were required to sell approximately 23.9% of our equity interest in Freedom UA to Mr. Tashtitov (which sale was for US$0.4 million), reducing our direct ownership interest in Freedom UA to approximately 9%.

All dollar amounts reflected in "Results of Operations", "Liquidity and Capital Resources", "Contractual Obligations" and "Critical Accounting Policies" of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are presented in thousands of U.S. dollars unless the context indicates otherwise.
Results of Operations
Comparison of Three-month Periods Ended December 31, 2021 and 2020
The following comparison of our financial result for the three-month periods ended December 31, 2021 and 2020, is not necessarily indicative of future results.

Revenue
The following table sets out information or our revenue for the periods presented.

	Three months ended December 31,
	2021		2020		Change
	Amount	%	Amount	%	Amount	%
Fee and commission income	$122,237	84	$74,333	74	$47,904	64
Net gain on trading securities	403	—	18,944	19	(18,541)	(98)
Interest income	22,907	16	7,374	7	15,533	211
Net gain on foreign exchange operations	451	—	(1,413)	(1)	1,864	(132)
Net loss on derivatives	(314)	—	995	1	(1,309)	(132)
Total revenue, net	$145,684	100	$100,233	100	$45,451	45

For the three months ended December 31, 2021, we realized total net revenue of $145,684, a 45% increase compared to three months ended December 31, 2020. Revenue during the three months ended December 31, 2021, was significantly higher than the three months ended December 31, 2020, primarily due to increased fee and commission income and interest income, which was partially offset by decreased net gain on trading securities.
Fee and commission income. During the three months ended December 31, 2021, fee and commission income was $122,237, an increase of $47,904, or 64%, as compared to fee and commission income of $74,333 for the December 31, 2020. This increase in fee and commission income was primarily attributable to a $42,137 increase in fees and commission from brokerage services. The increase in fee and commission income from brokerage services was attributable to a number of factors including: growth in client accounts through acquisitions (inorganic) and organic efforts including expansion of our retail financial advisers and increases in the volume of analysts’ reports made available to our customer base; and significantly increased trading volume and client activity stemming from government and bank interventions and other events in response to the COVID-19 pandemic and the resulting increased market volatility and economic uncertainty.
Net gain on trading securities. Net gain on trading securities was $403 for the three months ended December 31, 2021, as compared to $18,944 for the three months ended December 31, 2020. See the following table for information regarding our net gains and losses during the three months ended December 31, 2021 and 2020:

	Realized Net Gain	Unrealized Net (Loss)/Gain	Net Gain
Quarter ended December 31, 2021	$39,658	$(39,255)	$403
Quarter ended December 31, 2020	$11,462	$7,482	$18,944

During the quarter ended December 31, 2021, we exchanged approximately 1,000,000 shares of stock in the SPBX we held in our proprietary trading account for units in the SPBX ETF. The main contributing factors to the increase in realized net gain on trading securities during the three months ended December 31, 2021, compared to the three months ended December 31, 2020, was the sale of those SPBX ETF units and the sale of other SPBX shares we held. As a result, for the three months ended December 31, 2021, we recognized net gain on trading securities sold of $39,658, which included $36,079 of unrealized net gain recognized during previous periods that was reclassified to realized net gain during the quarter ended December 31, 2021.

Interest income. During the three months ended December 31, 2021, we recognized a $15,533, or 211%, increase in interest income as compared to the three months ended December 31, 2020. We recognized a $14,698, or 228%, increase in interest income from trading securities for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, due to increases in the total size of our trading portfolio and an increase in the amount of bonds we held as a percentage of our total trading portfolio. We had a $182, or 35%, decrease in interest income from reverse repurchase transactions for the three months ended December 31, 2021, as compared to the three months ended December 30, 2020.

Net gain on foreign exchange operations. For the three months ended December 31, 2021, we realized a net gain on foreign exchange operations of $451, as compared to a net loss of $1,413 during the three months ended December 31, 2020. During the three months ended December 31, 2021, the value of the Russian ruble depreciated by 2% against the U.S. dollar and the Kazakhstani tenge depreciated by 1.4% against the U.S. dollar. Freedom KZ recognized a net loss on foreign exchange operations of $80 in U.S. dollar denominated direct repurchase agreement obligations. As a result of the depreciation of the Kazakhstani tenge against the Russian ruble by approximately 1.1% our subsidiary Freedom RU recognized a net loss on foreign exchange operations of $750 on Kazakhstani tenge denominated trading securities. In addition, due to a higher volume of cash and non-cash operations, we recognized a $1,300 gain on purchases and sales of foreign currency for the three months ended December 31, 2021, as compared to a net loss of $1,413 on purchases and sale of foreign currency for the three months ended December 31, 2020.
Expense

The following table sets out the information on our total expense for the periods presented.

	Three months ended December 31,
	2021		2020		Change
	Amount	%	Amount	%	Amount	%
Fee and commission expense	$22,716	24	$20,278	40	$2,438	12
Interest expense	20,799	22	6,649	13	14,150	213
Operating expense	50,496	54	21,921	44	28,575	130
Provision for impairment losses	45	—	1,109	2	(1,064)	(96)
Other (income)/expense, net	(64)	—	244	—	(308)	(126)
Total expense	$93,992	100	$50,201	100	$43,791	87

For the three months ended December 31, 2021, we incurred total expenses of $93,992, an 87%, increase as compared to total expense of $50,201 for the three months ended December 31, 2020. Expenses increased with the increase of interest expense and the growth of our business primarily in connection with increases in administrative costs and fees from the growth in our revenue generating activities and integrating our acquisition targets.
Fee and commission expense. Fee and commission expense increased by $2,438, or 12%, for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020. This included increases in bank services of $1,774, exchange and clearing services of $208, and brokerage commissions to our prime brokers of $129. The increases in fee and commission expense were the result of both growth in our customer base and increased transaction volume from our customers.
Interest expense. For the three months ended December 31, 2021, we incurred a $14,150, or 213%, increase in interest expense as compared to the three months ended December 31, 2020. The increase in interest expense is primarily attributable to a $9,463 increase in the volume of short-term financing through securities repurchase agreements, and a $4,349 increase in interest on customer deposits. In the three months ended December 30, 2021, we increased our volume of short-term financing through securities repurchase agreements primarily in order to fund our investment portfolio. The increase in interest on customer deposits and loans received was a result of a growth of customer deposits.
Operating expenses. Operating expenses for the three months ended December 31, 2021, was $50,496, a 130% increase compared to the three months ended December 31, 2020. This increase was primarily attributable to an $11,807 increase in payroll and bonuses expense as a result expansion of our workforce through acquisition and hiring, a $4,526 increase in stock compensation expense resulting from issuing restricted stock grants to key employees in May 2021, a $4,753 increase in advertising expenses, and a $2,895 increase in professional services as a result of expansion of our business.

Income tax expense
We recognized net income before income tax of $51,692 and $50,032 during the three months ended December 31, 2021 and December 31, 2020, respectively. Our effective tax rate during the three months ended December 31, 2021, decreased to 1.6%, from 15.4% during the three months ended December 31, 2020, as a result of changes in the composition of the revenues we realized from our operating activities, the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax.
Net income
As a result of the foregoing factors, for the three months ended December 31, 2021, we had net income of $50,886 as compared to $42,321 for the three months ended December 31, 2020, an increase of 20%.
Non-controlling interest
We reflect our ownership of Freedom UA as a non-controlling interest in our consolidated statements of financial condition, consolidated statements of comprehensive income, consolidated statements of changes in equity and consolidated statements of cash flows. We recognized a net loss attributable to non-controlling interest of $343 for the three months ended December 31, 2021, as compared to a net loss attributable to non-controlling interest of $53 for the three months ended December 31, 2020.
Foreign currency translation adjustments, net of tax
Due to the depreciation of the Russian ruble by almost 2% and depreciation of the Kazakhstan tenge by almost 1.4%, respectively, against the U.S. dollar for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, we realized a foreign currency translation loss of $7,336 for the three months ended December 31, 2021, compared to a foreign currency translation gain of $6,851 for the three months ended December 31, 2020.
Comparison of the Nine-month Periods Ended December 31, 2021 and 2020
The following comparison of our financial results for the nine-month periods ended December 31, 2021 and 2020, is not necessarily indicative of future results.
Revenue
The following table sets out information on our revenue for the periods presented.

	Nine months ended December 31,
	2021		2020		Change
	Amount	%	Amount	%	Amount	%
Fee and commission income	$336,178	58	$171,949	76	$164,229	96
Net gain on trading securities	185,554	32	36,330	16	149,224	411
Interest income	61,047	10	16,571	7	44,476	268
Net gain on foreign exchange operations	885	—	1,359	1	(474)	(35)
Net (loss)/gain on derivative	(1,029)	—	149	—	(1,178)	(791)
Total revenue, net	$582,635	100	$226,358	100	$356,277	157
For the nine months ended December 31, 2021, we realized total net revenue of $582,635, a 157%, increase compared to the nine months ended December 31, 2020. The increase was primarily due to increases in fee and commission income, net gain on trading securities and interest income. As discussed in more detail below under “Net Gain on Trading Securities” $185,554 of total revenue, net for the nine months ended December 31, 2021, was realized from the sale of certain securities held in our proprietary trading portfolio and from revaluation of securities we continued to hold in our portfolio at December 31, 2021. We consider the sale of certain securities from our own portfolio as an extraordinary event that we do not believe to be indicative of a trend in future periods.

Fee and commission income. For the nine months ended December 31, 2021, fee and commission income increased by $164,229, a 96% increase as compared to the nine months ended December 31, 2020. This increase was primarily attributable to a $150,123 increase in fees and commissions from brokerage services and a $6,169 increase in fees and commission income from related bank services. The increase in fee and commission income from brokerage services and related banking services was attributable to a number of factors including: growth in client accounts through acquisition (inorganic) and organic efforts including expansion of our retail financial advisers and increases in the volume of analysts' reports made available to our customer base; and significantly increased trading volume and client activity stemming from government and bank interventions and other events in response to the COVID-19 pandemic and the resulting increased market volatility and economic uncertainty.
Net gain on trading securities. Net gain on trading securities was $185,554 for the nine months ended December 31, 2021, as compared to $36,330 for the three months ended December 31, 2020. See the following table for information regarding our net gains and losses during the nine months ended December 31, 2021 and 2020:

	Realized Net Gain	Unrealized Net Gain/(Loss)	Net Gain
Quarter ended December 31, 2021	$189,193	$(3,639)	$185,554
Quarter ended December 31, 2020	$28,635	$7,695	$36,330

During nine months ended December 31, 2021, we exchanged approximately 12,500,000 shares of stock in the SPBX we held in our proprietary trading account for units in the SPBX ETF. The main contributing factors to the increase in realized net gain on trading securities during the nine months ended December 31, 2021, were the sale of those SPBX ETF units and the sale of other SPBX shares we held. As a result, during the nine months ended December 31, 2021, the Company recognized a net gain on trading securities of $185,554, which included $189,193 of realized gain and $3,639 of net unrealized loss. By comparison, for the nine month period ended December 31, 2020, we recognized a net gain on trading securities of $36,330, which included $28,635 of realized net gain and $7,695 of unrealized net gain from favorable market conditions, a significant increase upon revaluation of certain Level 3 securities we held as of December 31, 2020, increased use and success of intraday algorithmic trading and increased market-making activities on the SPBX outside of regular U.S. market hours. We do not consider the significant increase in realized net gain on trading securities for the nine months ended December 31, 2021, to be indicative of a trend toward higher net gains on trading securities in the future.
Interest income. For the nine months ended December 31, 2021, we had $61,047 of interest income, as compared to $16,571 of interest income for the nine months ended December 31, 2020, an increase of $44,476 or 268%. We had an increase of $41,778, or 284%, in interest income from trading securities during the nine months ended December 31, 2021, as compared to the nine months ended December 31, 2020, due to increases in the total size of our trading portfolio and an increase in the amount of bonds we held as a percentage of our total trading portfolio. We had an $883, or 86%, increase in interest income from reverse repurchase transactions for the nine months ended December 31, 2021, as compared to the nine months ended December 31, 2020, due to an increase in the volume of such transactions between the two periods. We had a $1,912, or 452%, increase in interest income from loans to customers for the nine months ended December 31, 2021, as compared to the nine months ended December 31, 2020, as a result of new loans issued by Freedom Bank KZ after we completed the acquisition of it in December 2020.
Net gain on foreign exchange operations. For the nine months ended December 31, 2021, we realized a net gain on foreign exchange operations of $885, as compared to a net gain on foreign exchange operations of $1,359 for the nine months ended December 31, 2020. During the nine months ended December 31, 2021, the value of the Russian ruble appreciated by almost 2% against the U.S. dollar. The value of Kazakhstani tenge depreciated by almost 1.6% against the U.S. dollar over the same period. Due to a large balance of U.S. dollar denominated net assets held in our subsidiary Freedom RU, we recognized a net loss on foreign exchange operations of $2,397 in the nine months ended December 31, 2021. As a result of depreciation of the Kazakhstani tenge against the Russian ruble by approximately 5%, our subsidiary Freedom RU recognized a net loss on foreign exchange operations of $890 on Kazakhstani tenge denominated trading securities during the nine months ended December 31, 2021. In addition, due to a higher volume of cash operations, we recognized a $4,185 net gain on purchases and sales of foreign currency during the nine months ended December 31, 2021 as compared to a $914 net gain in the nine months ended December 31, 2020.

Expense

The following table sets out information on our total expense for the periods presented.

	Nine months ended December 31,
	2021		2020		Change
	Amount	%	Amount	%	Amount	%
Fee and commission expense	$67,547	28	$50,068	42	$17,479	35
Interest expense	51,256	22	15,092	13	36,164	240
Operating expense	117,384	50	52,214	44	65,170	125
Provision for impairment losses	704	—	1,775	1	(1,071)	(60)
Other expense, net	600	—	149	—	451	303
Total expense	$237,491	100	$119,298	100	$118,193	99

For the nine months ended December 31, 2021, we incurred total expenses of $237,491, a 99% increase as compared to the nine months ended December 31, 2020. Expenses increased with the growth of our business primarily in connection with increases in administrative costs and fees from the growth in our revenue generating activities and integrating our acquisition targets.
Fee and commission expense. Fee and commission expense increased by $17,479, a 35% increase, for the nine months ended December 31, 2021, as compared to the nine months ended December 31, 2020. This included increases in brokerage commissions to our prime brokers of $11,319, commissions paid for bank services of $4,095 and exchange and clearing services of $910. The increases in fee and commission expense were the result of both growth in our customer base and increased transaction volume from our customers.
Interest expense. For the nine months ended December 31, 2021, we had a 240% increase in interest expense as compared to the nine months ended December 31, 2020. The increase in interest expense was primarily attributable to a $25,853 increase in volume of short-term financing through securities repurchase agreements and a $9,764 increase in interest on customer deposits. In the nine months ended December 31, 2021, we increased our volume of short-term financing through securities repurchase agreements primarily in order to fund our investment portfolio. The increase in interest on customer deposits and loans was a result of growth of customer deposits.
Operating expenses. Operating expenses during the nine months ended December 31, 2021, was $117,384, a $65,170 increase compared to the nine months ended December 31, 2020. This increase was primarily attributable to a $26,924 increase in payroll and bonuses expense as a result of expansion of our workforce through acquisition and hiring, a $10,193 increase in stock compensation expense resulting from issuing restricted stock grants to key employees in May 2021, an increase of $9,264 in advertising expenses, a $5,912 increase in professional services, an increase of $1,524 in depreciation and amortization and a $1,650 increase in lease cost.
Income tax expense
We recognized net income before income tax of $345,144 and $107,060 for the nine months ended December 31, 2021, and December 31, 2020, respectively. Our effective tax rate during the nine months ended December 31, 2021, decreased to 11.0%, from 15.8% during the nine months ended December 31, 2020, as a result of changes in the composition of the revenues we realized from our operating activities, the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax.
Net income
As a result of the foregoing factors, for the nine months ended December 31, 2021, we had net income of $307,107 as compared to $90,160 for the nine months ended December 31, 2020, an increase of 241%.

Non-controlling interest
We reflect our ownership of Freedom UA as a non-controlling interest in our consolidated statements of financial condition, consolidated statements of comprehensive income, consolidated statements of changes in equity and consolidated statements of cash flows. We recognized a net loss attributable to non-controlling interest of $414 for the nine month ended December 31, 2021, as compared to net income attributable to non-controlling interest of $243 for the nine months ended December 31, 2020.
Foreign currency translation adjustments, net of tax
Due to the appreciation of the Russian ruble by almost 2% and depreciation of the Kazakhstan tenge by almost 1.6%, respectively, against the U.S. dollar for the nine months ended December 31, 2021, as compared to the nine months ended December 31, 2020, we realized a foreign currency translation loss of $3,106 for the nine months ended December 31, 2021, compared to a foreign currency translation gain of $4,565 for the nine months ended December 31, 2020.
Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet our potential cash requirements for general business purposes. During the periods covered in this report our operations were primarily funded through a combination of existing cash on hand, cash generated from operations, returns generated from our proprietary trading and proceeds from the sale of bonds and other borrowings.
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
We maintain a majority of our tangible assets in cash and securities that are readily convertible to cash, including governmental and quasi-governmental debt and highly liquid corporate equities and debt. Our financial instruments and other inventory positions are stated at fair value and should generally be readily marketable in most market conditions. The following sets out certain information on our assets as of the dates presented:

	As of
	December 31, 2021	March 31, 2021
Cash and cash equivalents(1)	$493,263	$698,828
Trading securities	$1,348,656	$736,188
Total assets	$2,679,951	$2,018,645
Net liquid assets(2)	$2,174,643	$1,519,719
______________
(1)Of the $493,263 in cash and cash equivalents we held at December 31, 2021, $238,657, or approximately 48%, was subject to reverse repurchase agreements. By comparison, at March 31, 2021, we had cash and cash equivalents of $698,828, of which $248,946, or approximately 36%, were subject to reverse repurchase agreements. The amount of cash and cash equivalents we hold is subject to minimum levels set by regulatory bodies in relation to compliance with applicable rules and regulations, including capital adequacy and liquidity requirements for each entity.
(2)Consists of cash and cash equivalents, trading securities, brokerage and other receivable and other assets.
As of December 31, 2021, and March 31, 2021, we had total liabilities of $2,088,461 and $1,742,974, respectively, including customer liabilities of $1,145,070 and $1,163,697, respectively.

We financed our operating activity primarily from cash flows from operations and short-term and long-term financing arrangements.
Cash Flows
The following table presents our statement of cash flows for the periods indicated. Our cash and cash equivalents include restricted cash, which principally consists of cash of our brokerage customers which are segregated in a special custody account for the exclusive benefit of our brokerage customers.

	Nine Months Ended December 31, 2021	Nine Months Ended December 31, 2020

Net cash flows (used in)/from operating activities	$(582,080)	$698,954
Net cash flows (used in)/from investing activities	(6,110)	98,418
Net cash flows from financing activities	338,792	61,952
Effect of changes in foreign exchange rates on cash and cash equivalents	10,593	3,787

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$(238,805)	$863,111
Net Cash Flows (Used In)/From Operating Activities
Net cash used in operating activities during the nine months ended December 31, 2021, was comprised of net cash used in operating activities and net income adjusted for non-cash movements (changes in deferred taxes, unrealized gain on trading securities, net change in accrued interest). Net cash used in operating activities resulted primarily from changes in operating assets and liabilities. Such changes included those set out in the following table.

	Nine Months Ended December 31, 2021		Nine Months Ended December 31, 2020

Increases in trading securities	$(620,709)	(1)	$(114,807)
(Decreases)/Increases in customer deposits	(20,404)	(2)	646,950
(Increases)/decreases in brokerage and other receivables	(236,841)	(3)	58,596
Increases in trade payables	29,073	(4)	10,934
______________
(1)Resulted from increased purchases of securities held in our proprietary account.
(2)Resulted from decreased deposits from existing customers.
(3)Resulted from larger amounts of margin lending receivables.
(4)Resulted from larger amounts of margin lending payables.

The net cash outflow in the nine months ended December 31, 2021, was primarily attributable to an increase in brokerage and other receivables over that period, which resulted from larger amounts of margin receivables. Margin lending balances fluctuate on a daily basis during the normal course of business and depend on various factors, including trading activity of clients.

Net Cash Flows (Used In)/From Investing Activities
During the nine months ended December 31, 2021, net cash used in investing activities was $6,110 compared to net cash from investing activities of $98,418 during the nine months ended December 31, 2020. During the nine months ended December 31, 2021, cash used in investing activities was used for the purchase of fixed assets, net of sales, in the amount of $6,110. Cash from investing activities during the nine months ended December 31, 2020, included $157,533 received in the acquisition of Zerich, Freedom Bank KZ and PrimeEx and $6,437 from proceeds on the sale of investments available-for-sale, which was partially offset by consideration paid for the Freedom Bank KZ acquisition of $53,097, the Zerich acquisition of $7,110, the PrimeEx acquisition of $2,500 and the purchase of fixed assets, net of sales of $2,845.
Net Cash Flows From Financing Activities
Net cash from financing activities for the nine months ended December 31, 2021, consisted principally of proceeds from securities repurchase agreement obligations in the amount of $301,927 and proceeds from issuance of debt securities of $46,850, partially offset by net cash used in the repurchase of outstanding Freedom KZ debt securities in the amount of $10,104. Net cash from financing activities during the nine months ended December 31, 2020, consisted principally of the proceeds from securities repurchase agreement obligations in the amount of $63,166, which was partially offset with net cash used in repurchase of outstanding Freedom KZ debt securities in the amount of $4,632.
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
Indebtedness
Short-term
Securities Repurchase Arrangements. Our short-term financing is primarily obtained through securities repurchase arrangements entered into with the KASE. We use repurchase arrangements, among other things, to finance our inventory positions. As of December 31, 2021, $710,284, or 53%, of the trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $426,715, or 58%, as of March 31, 2021. The securities we pledge as collateral under repurchase agreements are liquid trading securities with market quotes and significant trading volume. For additional information regarding our securities repurchase agreement obligations see Note 9 to our condensed consolidated financial statements.
Long-term
FRHC 7.00% Notes due December 2022. As of December 31, 2021, we had outstanding $20,498 in principal amount of FRHC 7.00% notes due December 2022, which are listed on the AIX. These notes provide for semi-annual interest payments in June and December and include customary events of default relating to the disposition of our assets outside the ordinary course of business, defaults on other liabilities and obligations, corporate reorganizations, initiation of bankruptcy proceeding, termination of the AIX listing by us, and substitution of the principal debtor without requisite approval. These notes mature in December 2022.
Freedom RU USD 6.50% Bonds. As of December 31, 2021, we had outstanding $30,043 in principal amount of Freedom RU U.S. dollar denominated 6.50% bonds (the “Freedom RU USD 6.50% Bonds”). The Freedom RU USD 6.50% Bonds have a term of three years, with a quarterly coupon payment. The Freedom RU USD 6.50% Bonds were issued in denomination of U.S. $1, with a minimum purchase requirement of 1.4 million Russian rubles. Freedom RU is authorized to place up to a maximum of 40,000 of these Freedom RU USD 6.50% Bonds. The Freedom RU USD 6.50% Bonds are listed on the MOEX and are governed by the “Exchange Bond Terms and Conditions in the Framework of the Exchange Bonds Program”. The Freedom RU USD 6.50% Bonds mature in January 2023.

Freedom RU USD 5.50% Bonds. As of December 31, 2021, we had outstanding $34,000 in principal amount of Freedom RU U.S. dollar denominated 5.50% bonds (the “Freedom RU USD 5.50% Bonds”). The Freedom RU USD 5.50% Bonds have a term of five years, with a quarterly coupon payment. The Freedom RU USD 5.50% Bonds were issued in denomination of U.S. $1, with a minimum purchase requirement of 1.4 million Russian rubles. Freedom RU is authorized to place up to a maximum of 34,000 of these Freedom RU USD 5.50% Bonds. The Freedom RU USD 5.50% Bonds are listed on the MOEX. The Freedom RU USD 5.50% Bonds mature in November 2026. The foregoing does not purport to be a complete description of the terms and conditions of the Freedom RU USD 5.50% Bonds and is qualified in its entirety by reference to the Securities Placement Terms and Conditions and the Resolution to Issue Securities, copies of which are attached to this report as Exhibits 4.02 and 4.03, respectively, and incorporated by reference herein.
Freedom SPC Bonds. On November 16, 2021, Freedom SPC commenced a best efforts underwritten public offering of up to US$66,000 aggregate principal amount of its 5.50% US dollar denominated bonds due October 21, 2026 (the “Freedom SPC Bonds”), which are listed on the AIX. As of December 31, 2021, there were outstanding $13,000 in principal amount of the Freedom SPC Bonds. The offering may continue for a period of up to one year from the date of the commencement of the offering. The Freedom SPC Bonds are guaranteed by FRHC and the proceeds from the issuance of the Freedom SPC Bonds have been and will be, as the case may be, transferred to FRHC pursuant to an intercompany loan agreement that bears interest at a rate of 5.50% per annum. The foregoing does not purport to be a complete description of the terms and conditions of the Freedom SPC Bonds and is qualified in its entirety by reference to the Offer Terms of the 5.5% Coupon US$ 66,000,000 Bonds Due October 21, 2026, a copy of which is attached to this report as Exhibits 4.01 and incorporated by reference herein.
Freedom RU RUB Bonds. As of December 31, 2021, we had outstanding $6,730 in principal amount of Freedom RU RUB denominated 12.00% bonds (the “Freedom RU RUB Bonds”). The Freedom RU RUB Bonds have a term of three years, with a semiannual coupon payment. The Freedom RU RUB Bonds were issued in denominations of RUB 1. The Freedom RU RUB Bonds are listed on the MOEX and mature in February 2022.

    Freedom KZ USD Bonds. During the quarter ended June 30, 2021, we repaid in full at maturity our U.S. dollar denominated 8% Freedom KZ USD bonds that had a carrying value of $10,477 including interest accrued of $274 as of March 31, 2021.
Net Capital Requirements
We are required to maintain a certain level of net capital in certain regulated subsidiaries within a number of jurisdictions, which we accomplish in part by retaining cash and cash equivalent investments in such subsidiaries. As a result, such subsidiaries may be restricted in their ability to transfer cash between different jurisdictions and to FRHC. Additionally, transfers of cash between international jurisdictions may have adverse tax consequences that could discourage such transfers. At December 31, 2021, these minimum net capital requirements ranged from approximately $5 to $22,750 and fluctuate depending on various factors, and the aggregate net capital requirements of our subsidiaries was approximately $29,280. Each of our subsidiaries that is subject to net capital requirements exceeded the minimum required amount at December 31, 2021. Although our subsidiaries generally operate with a level of net capital substantially greater than the minimum established thresholds, in the event a subsidiary fails to maintain minimum net capital, it may be subject to fines and penalties, suspension of operations, revocation of licensure and disqualification of its management from working in the industry. Our subsidiaries are also subject to various other rules and regulations, including liquidity and capital adequacy ratios. Our operations that require the intensive use of capital are limited to the extent that retaining capital is necessary to meet our regulatory requirements.
Over the past several years, we have pursued an aggressive growth strategy both through acquisitions and organic growth efforts. During the fiscal year ending March 31, 2022, we are continuing our efforts to expand the footprint of our business on a scale similar to the fiscal year ended March 31, 2021. While this strategy has led to revenue growth it also results in increased expenses and greater need for capital resources. Additional growth and expansion may require greater capital resources than we currently possess, which could require us to pursue additional equity or debt financing from outside sources. There can be no assurance that such financing will be available to us on acceptable terms, or at all, at the time it is needed. We believe that our current cash and cash equivalents, cash expected to be generated from operating activities, and forecasted returns from our proprietary trading, combined with our anticipated ability to raise additional capital will be sufficient to meet our present and anticipated financing needs for at least the next twelve months.

Contractual Obligations
The following table sets forth information related to our contractual obligations as of December 31, 2021:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
	(in thousands)

Operating lease obligations	$21,396	$2,979	$12,988	$4,879	$550
Outstanding bonds and notes	173,619	12,539	56,740	52,170	52,170

TOTAL	$195,015	$15,518	$69,728	$57,049	$52,720
Off-Balance Sheet Financing Arrangements
Freedom Bank KZ is party to certain off-balance sheet financial instruments. These financial instruments include guarantees and unfunded commitments under existing lines of credit. These commitments expose us to varying degrees of credit and market risk which are essentially the same as those involved in extending loans to customers and are subject to the same credit policies used in underwriting loans. Collateral may be obtained based on our credit evaluation of the counterparty. Our maximum exposure to credit loss is represented by the contractual amount of these commitments. Unfunded commitments under lines of credit include commercial, commercial real estate, home equity and consumer lines of credit to existing customers. These commitments may mature without being fully funded. Bank guarantees are conditional commitments issued by us to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support trade transactions or guarantee arrangements. The credit risk involved in issuing guarantees is essentially the same as that involved in extending loan facilities to customers. A significant portion of the issued guarantees are collateralized by cash. Total lending related commitments outstanding at December 31, 2021, was $15,374, comprising $5,232 of bank guarantees and $10,142 of unfunded commitments under lines of credit. For additional information regarding off-balance sheet financing arrangements of the Company as of December 31, 2021, please see Note 20 to our condensed consolidated financial statements.
Critical Accounting Policies and Estimates
Our financial statements are prepared in conformity with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Following are the accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results.
Allowance for accounts receivable
Allowance for accounts receivable is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of an account receivable balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past accounts receivable loss experience, the nature and volume of accounts receivable, information about specific counteragent situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific accounts receivable, but the entire allowance is available for any accounts receivable that in management’s judgment should be charged off.
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
Our ongoing accounting for goodwill and the tangible and intangible assets acquired requires us to make significant estimates and assumptions as we exercise judgment to evaluate these assets for impairment. Our processes and accounting policies for evaluating impairments are further described in Note 2 to our consolidated financial statements. As of December 31, 2021, we had goodwill of $7,840. The results of the 2021 annual goodwill impairment testing of all our reporting units indicated no goodwill impairment.
Income taxes
We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. Significant judgment is required in determining the provision for income tax. There are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, actual future tax consequences relating to uncertain tax positions may be materially different than our determinations or estimates.
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
We periodically evaluate the likelihood of tax assessments based on current and prior years’ examinations, and unrecognized tax benefits related to potential losses that may arise from tax audits as established in accordance with the relevant accounting guidance. Once established, unrecognized tax benefits are adjusted when there is more information available or when an event occurs requiring a change.
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
Our investment policies and strategies are focused on preservation of capital and supporting our liquidity requirements. We typically invest in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policies generally require securities to be investment grade and limit the amount of credit exposure to any one issuer (other than government and quasi-government securities). To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of December 31, 2021, and March 31, 2021, a hypothetical 100 basis point increase in interest rates across all maturities would have resulted in $47,751 and $31,055 incremental decline in the fair market value of the portfolio, respectively. Such losses would only be realized if we sold the investments prior to maturity. A hypothetical 100 basis point decrease in interest rates across all maturities would have resulted in a $50,854 and $32,906 incremental rise in the fair market value of the portfolio, respectively.
Foreign currency exchange risk
We have business operations in the Kazakhstan, Russia, Cyprus, Ukraine, Uzbekistan, Germany, Kyrgyzstan, United States, United Kingdom, Azerbaijan and Armenia. The activities and accumulated earnings in our foreign subsidiaries are exposed to fluctuations in foreign exchange rates between our functional currencies and our reporting currency, which is the U.S. dollar. In accordance with our risk management policies, we manage foreign currency exchange risk on financial assets by holding or creating financial liabilities in the same currency, maturity and interest rate profile. This foreign exchange risk is calculated on a net foreign exchange basis for individual currencies. We may also enter into foreign currency forward, swap and option contracts with financial institutions to mitigate foreign currency exposures associated with certain existing assets and liabilities, firmly committed transactions and forecasted future cash flows. An analysis of our December 31, 2021, and March 31, 2021, balance sheets estimates the net impact of a 10% percent adverse change in the value of the U.S. dollar relative to all other currencies, would have resulted in an increase of net income before income tax in the amount of $16,470 and a reduction of $5,907, respectively.
Equity price risk
Our equity investments are susceptible to market price risk arising from uncertainties about future values of such investment securities. Equity price risk results from fluctuations in the price and level of the equity securities or instruments we hold. We also have equity investments in entities where the investment is denominated in a foreign currency, or where the investment is denominated in U.S. dollars but the investee primarily makes investments in foreign currencies. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and our functional currency fluctuates. We attempt to manage the risk of loss inherent in our equity securities portfolio through diversification and by placing limits on individual and total equity instruments we hold. Reports on our equity portfolio are submitted to management on a regular basis.

As of December 31, 2021, and March 31, 2021, our exposure to equity investments at fair value was $161,550 and $47,340, respectively. An analysis of the December 31, 2021, and March 31, 2021, balance sheets estimates a decrease of 10% in the equity price would have reduced the value of the equity securities or instruments we held by approximately $16,155 and $4,734, respectively.
Credit risk
Credit risk refers to the risk of loss arising when a borrower or counterparty does not meet its financial obligations to us. We are primarily exposed to credit risk from institutions and individuals through the brokerage services we offer. We incur credit risk in a number of areas, including margin lending.
Margin lending receivables risk
We extend margin loans to our customers. Margin lending is subject to regulation in the jurisdictions in which we operate. In particular, as most of our margin lending receivables are in Cyprus, Russia and Kazakhstan, we are subject to various regulatory requirements of the Markets in Financial Instruments Directive (Cyprus), the Central Bank of the Russian Federation (Russia) and Astana Financial Services Authority (Kazakhstan). Margin loans are collateralized by cash and securities in the customers’ accounts. The risks associated with margin credit increase during periods of fast market movements, or in cases where collateral is concentrated and market movements occur. During such times, customers who utilize margin loans and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of a liquidation. We are also exposed to credit risk when our customers execute transactions, such as short sales of options and equities that can expose them to risk beyond their invested capital.
We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of December 31, 2021, we had $291,237 in margin lending receivables from our customers. The amount of risk to which we are exposed from the margin lending we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below required margin requirements.
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
We have established and continue to enhance procedures designed to ensure compliance with applicable statutory and regulatory requirements, such as public company reporting obligations, regulatory net capital and capital adequacy requirements, sales and trading practices, potential conflicts of interest, anti-money laundering, privacy, sanctions and recordkeeping. The legal and regulatory focus on the financial services industry presents a continuing business challenge for us. Our business also subjects us to the complex income tax laws of the jurisdictions in which we operate, and these tax laws may be subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. We must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the 2013 framework of the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) our principal executive officer and principal financial officer concluded that as of December 31, 2021, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2021, no changes occurred that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Estate of Toleush Tolmakov Litigation
The Estate of Toleush Tolmakov (the “Estate”) has commenced a legal action against Freedom Holding Corp., and our subsidiary FFIN Securities, Inc. in the Third Judicial District Court of Salt Lake County, State of Utah. A Summons and Complaint were served on the Company and FFIN on December 22, 2021. This proceeding relates to cash distributions arising from the 2011 sale of Emir Oil, LLP, then a subsidiary of BMB Munai, Inc. and an aggregate of 250,079 shares of common stock of the Company (the “Assets”) belonging to Toleush Tolmakov, who was a shareholder of the Company at the time he died in 2011, and Simage Limited, a now defunct British Virgin Islands corporation, in which Mr. Tolmakov may have had an interest and therefore the Assets belonging to Simage Limited may be part of the Estate. Since the 2011 death of Mr. Tolmakov, his putative heirs have litigated various disputes in Kazakhstan’s courts related to which of the putative heirs actually are heirs, the proper distribution of the estate and other matters, but without a conclusive final order regarding the distribution of the Assets. Since 2011, the Company has received several inconsistent claims to the Assets. In addition, the legal status of the portion of the Assets belonging to Simage is unclear because as a defunct entity, Simage Limited is unable to act. The Company has held the Assets since Mr. Tolmakov’s death because it did not know to whom they should be distributed and no party has yet established legal right of ownership of the Assets. The Company does not dispute that the Assets are owed to the rightful heirs of Mr. Tolmakov and Simage Limited. As the Estate has not cooperated to facilitate the distribution of Assets to the Estate, the Company has held the distribution funds in a segregated account for a number of years and holds 247,664 shares of the 250,079 shares. In addition to the dispute regarding the Assets, the Estate has asserted claims for alleged breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment, conversion and constructive trust and is seeking delivery of the cash distributions in an amount no less than $8,377,626, plus the amount of any interest or appreciation earned there on and delivery of 250,079 shares of Company common stock, plus in the event the Court finds the Company converted the Assets, any special damages incurred as a result of Defendant’s conversion, including all previously unawarded attorney fees incurred to recover the Assets, as well attorney fees in connection with this action. The Estate, the Company and FFIN have agreed to mediate the dispute. The Company and FFIN intend to vigorously defend this matter if mediation is unsuccessful. The Company and FFIN deny all liability for claims of alleged breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment, conversion and constructive trust.
Item 1A. Risk Factors
We believe there has been no material changes from risk factors previously disclosed in “Risk Factors” in our annual report on Form 10-K filed with the Commission on June 15, 2021 and our quarterly report on Form 10-Q for the quarter ended September 30, 2021, filed with the Commission on November 11, 2021.

Item 6. Exhibits
Exhibits. The following exhibits are filed or furnished, as applicable, as part of this report:

Exhibit No.	Exhibit Description

4.01	Offer Terms of the 5.5% Coupon US$ 66,000,000 Bonds Due October 21, 2026*
4.02	Securities Placement Terms and Conditions*%#
4.03	Resolution to Issue Securities*#
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following Freedom Holding Corp. financial information for the periods ended December 31, 2021, formatted in inline XBRL (eXtensive Business Reporting Language): (i) the Cover Page; (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

104	Cover page formatted in inline XBRL (included in Exhibit 101). *
*Filed herewith.
% Certain portions of this exhibit (indicated by "[***]") have been omitted pursuant to Item 601(a)(6) of Regulation S-K.
# This exhibit is an English translation of a foreign language document. The Company hereby agrees to furnish to the SEC, upon request, a copy of the foreign language document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM HOLDING CORP.

Date: February 9, 2022	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date: February 9, 2022	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer