Form 10-K
period 2022-03-31
Freedom Holding Corp.
filed 2022-05-31
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022

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

Large Accelerated Filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
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
☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,004,696,511
As of May 27, 2022, the registrant had 59,542,212 shares of common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2022.

FREEDOM HOLDING CORP.
Unless otherwise specifically indicated or as is otherwise contextually required, references herein to the "Company," "we," "our" or "us" means Freedom Holding Corp. a Nevada corporation and its consolidated subsidiaries, as well as any predecessor entities. References to "fiscal 2022," "fiscal 2021" and "fiscal 2020" (or similar references to a respective "fiscal year") mean the periods ended March 31, 2022, 2021 and 2020, respectively.
Special Note about Forward-Looking Information
All statements other than statements of historical fact included in this annual report, if any, including without limitation, statements regarding our future financial position, business strategy, potential acquisitions or divestitures, budgets, projected costs, and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "foresee," "future," "intend," "likely," "may," "might," "plan," "potential," "predict," "project," "should," "strategy," "will," "would," and other similar expressions and their negatives.
Forward-looking statements are not guarantees of future performance and involve known and unknown risks and uncertainties, many of which may be beyond our control. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and actual results could differ materially as a result of various factors. The following include some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:
•the direct and indirect impacts on our business and global economies stemming from Russia's military action against Ukraine;
•economic sanctions and countersanctions that limit movement of funds, restrict access to capital markets or curtail our ability to service existing customers;
•our inability to complete the divestiture of our Russian subsidiaries or the restructuring of ownership of Kazakhstan securities brokerage and its subsidiaries;
•economic and political conditions in the regions where we operate or in which we have customers;
•declines in global financial markets;
•risks of material litigation or regulatory investigations;
•slower growth or acceptance of our product and service offerings in new markets;
•a lack of liquidity, e.g., access to funds or funds at reasonable rates for use in our businesses;
•the inability to meet regulatory capital adequacy or liquidity requirements, or prudential norms;
•risks inherent to the electronic brokerage, banking and market making businesses;
•fluctuations in interest rates and foreign currency exchange rates, and currency depreciation;
•failure to protect or enforce our intellectual property rights in our proprietary technology;
•risks associated with being a "controlled company" within the meaning of the rules of Nasdaq;
•the loss of key executives or failure to recruit and retain personnel;
•our ability to keep up with rapid technological change;
•information technology, trading platform and other system failures, cyber security threats and other disruptions;
•a contraction in our business and our inability to manage it;
•losses caused by non-performance by third parties;
•losses (whether realized or unrealized) on our investments;
•our inability to acquire or integrate businesses we acquire or otherwise expand our business;
•increased competition, including downward pressures on commissions and fees;
•risks inherent in having subsidiaries in the developing markets in which we do business;
•the impact of tax laws and regulations, and their changes, in any of the jurisdictions in which we operate;
•non-compliance with laws and regulations in each of the jurisdictions in which we operate, particularly those relating to the securities, banking and insurance industries;
•the creditworthiness of our trading counterparties, and banking and margin customers;
•the residual impacts of the COVID-19 endemic, including viral variants, future outbreaks and the effectiveness of measures implemented to contain its spread;
•unforeseen or catastrophic events, including the emergence of pandemics, terrorist attacks, extreme weather events or other natural disasters, political discord or armed conflict; and
•other factors discussed under "Risk Factors" in Item 1A of Part I of this annual report.

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
You should not place undue reliance on forward-looking statements. The forward-looking statements are based on the beliefs and expectations of management, which may prove to be inaccurate, as well as assumptions made by and information currently available and relied upon by management. All forward-looking statements should be read as applying only as of the date of this annual report or the respective dates of the documents from which they incorporate by reference. Neither we nor any other person assumes any responsibility for the accuracy or completeness of forward-looking statements. Further, except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. Any subsequent forward-looking statements, whether written or oral, made by us or on our behalf, are also expressly qualified by these cautionary statements.
The following discussion should be read carefully with our audited consolidated financial statements and the related notes contained in Part II Item 8 of our annual report and in our other filings with the SEC. All references to our "consolidated financial statements" are to "Financial Statements and Supplementary Data" contained in Item 8 of Part II of this annual report.

PART I
Item 1. Business
OVERVIEW
Freedom Holding Corp. (referred to herein as the "Company," "FRHC," "we," "our," and "us") is a corporation organized in the United States under the laws of the State of Nevada. We are a holding company that owns and operates internationally through our diversified financial services businesses. Our subsidiaries engage in a broad range of activities in the securities industry, including securities dealing, market making, retail securities brokerage, investment research, investment counseling, investment banking and underwriting services. Additionally, we own banks that offer commercial banking services that complement our other financial services. Subsequent to our March 31, 2022, fiscal year-end we concluded the acquisition of two insurance companies operating in Kazakhstan. Because we operate in industries that are highly regulated under local legal and regulatory schemes, we view our business as segmenting into geographical regions, with various product and services offerings tailored to the needs of our customers in each region. Our principal executive office is in Almaty, Kazakhstan and we have regional administrative offices in the United States ("U.S."), Europe, and Russia.
Recent Events
Russia/Ukraine Conflict
In February 2022 Russia commenced a large-scale military action against Ukraine ("Russia/Ukraine Conflict" or the "Conflict"). The global economy generally, local economies in the region, and the Company specifically, have been adversely affected by this Conflict. Historically, we have had substantial operations in the Commonwealth of Independent States (CIS) region and Eastern Europe, including Ukraine and Russia. The Conflict caused us to temporarily cease operations within Ukraine and we have made extensive efforts to secure the safety and well-being of our employees to locations away from threatened areas of Ukraine. Our employees continue to perform their duties remotely supporting our client base in Ukraine. All offices are operating and open for customer visits on a pre-scheduled appointment basis. For safety reasons, our office in Kharkiv has limited accessibility. To date, we have contributed nearly $3,000,000 to humanitarian relief efforts in Ukraine and our controlling shareholder, chairman and chief executive officer, Timur Turlov, has personally contributed an additional sum of approximately $2,500,000 to humanitarian relief efforts in Ukraine.
In April 2022 Mr. Turlov, currently a citizen of both Russia and Saint Kitts and Nevis, filed a formal application to become a citizen of Kazakhstan, having satisfied the 10-year permanent residency requirement imposed under Kazakhstan law as a condition for receiving Kazakhstan citizenship. As a result of his decision to become a Kazakhstan citizen, he will relinquish his citizenship of Russia and Saint Kitts and Nevis.
In response to the Russia/Ukraine Conflict numerous governments, including those of the U.S., European Union ("EU") and United Kingdom ("U.K.") have imposed an extensive range of additional economic sanctions on Russia, certain financial institutions, business enterprises, and key persons deemed to be enabling the Conflict. The recently imposed sanctions significantly expand the sanctions first imposed on Russia following the 2014 Russian invasion of Ukraine and its annexation of the Crimea region of Ukraine. The Russian government has issued countersanctions as a defensive measure targeted at "unfriendly states" which include the U.S. and most countries that have imposed sanctions on Russia, as well as imposed restrictions on currency transactions of its own citizens.
None of FRHC, nor our group companies, nor any of our current directors or senior management, is a target of sanctions imposed by the U.S., EU or UK. Nevertheless, we are indirectly impacted by the designation of numerous parties in Russia and the restrictions that this places on international businesses in Russia. The sanctions imposed on Russia in 2014 as well as the sanctions imposed in 2022 make Russia a high-risk jurisdiction for potential sanctions. As a result, when doing business with Russian persons and legal entities it is necessary for us to conduct enhanced due diligence to ensure that no persons designated on any applicable sanctions lists conduct prohibited transactions with us or through our facilities, and to ensure that neither we nor any of our executive officers facilitate any prohibited business as defined under the laws and regulations to which we are subject.

These developments have also adversely impacted (and may in the future materially adversely impact) the macroeconomic climate in Russia, resulting in significant volatility of the ruble, currency controls, materially increased interest rates and inflation and a potential contraction in consumer spending, as well as the withdrawal of foreign businesses from the Russian market. The fluid and evolving nature of the current Russia-related sanctions gives rise to continuing political, economic and business risks for the Russian government, its economy, and its citizens, including: (i) economic uncertainty, (ii) interest rate fluctuation and currency depreciation; (iii) inflationary pressure, (iv) business and financial market disruptions, and (v) financial market volatility.

As of the date of this annual report, the Conflict is ongoing and its effects on us continue to evolve. As such, we expect there will be further impacts and unknown risks related to our business, the substance and reach of which we cannot fully anticipate.
One of our core business tenets has been that international understanding and local prosperity are fostered by open access to U.S. and international securities markets by ordinary investors with their roots in the CIS region. We believe there are also many opportunities to create attractive investment opportunities for Western investors in the regions where we do our primary business. The Russia/Ukraine Conflict, with its consequent sanctions and countersanctions, has adversely impacted our operations in Russia.
As a result of these developments, we reviewed thoroughly our business operations since the outbreak of the Conflict and carefully reevaluated our future commitments within Russia, which has been subject to a downgrading and subsequent withdrawal of its sovereign credit rating and deterioration of its financial sector. As of the date of this annual report, the Russia-related economic sanctions that have been imposed do not target our Russian customers, which are generally members of the emerging Russian middle class population. Even before the Conflict started in February 2022, our customers were required to conform to strict anti-money laundering regulations and to undergo regular sanctions screening to assure none of them were subject to U.S., UK, or EU sanctions that would restrict our ability to do business with them or require us to take regulatory compliance actions in response to their activities. However, the evolving sanctions and countersanctions in connection with the Conflict expose us to heightened risks and challenges if we continue to conduct business within Russia. The Conflict has also exposed us to a range of other heightened risks stemming from our Russian operations, including risks related to our business relationships with counterparties outside of Russia, including settlement banks, stock exchanges and regulators. After careful consideration of the needs of our employees, customers and shareholders, we have decided to divest our ownership interest in our Russian subsidiaries, Freedom RU and Freedom Bank RU operating in Russia. Together with such divestiture the corporate ownership of our Kazakhstan subsidiaries will be transferred to us directly as part of a corporate restructuring.
Planned Divestiture of our Russian Subsidiaries
We have decided to divest our interest in our two wholly owned Russian subsidiaries, Freedom RU and Freedom Bank RU. As of March 31, 2022, these entities had 43 offices and branches and 1,717 employees in Russia. During the fiscal year ended March 31, 2022, as a result of impacts of the Russia/Ukraine Conflict on the Russian economy and securities markets, our Russian subsidiaries realized total revenue, net of ($249) thousand, including total revenue, net of ($57) million during our fourth fiscal quarter. For additional financial information regarding our Russian subsidiaries see Note 28 "Segment Reporting" of our consolidated financial statements contained in Part II Item 8 of our annual report and "Planned Divestiture of Russian Subsidiaries" in "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")" in Part II Item 7. Neither of our Russian subsidiaries is currently named on any sanctions list. However, the scope and target of international economic sanctions affecting businesses and individuals in Russia and countersanctions imposed by Russia are subject to significant change on short notice and could further adversely affect the future operations of either entity.
We believe the planned divestiture of our Russian subsidiaries is not subject to approval from the Central Bank of Russia (the "CBR"), however, given the evolving nature of the Russian countersactions and their implementation, we cannot assure that such approval will not be required. To enable the prompt and efficient transfer of ownership, we will be required to demonstrate to the CBR the financial ability of these entities to operate under new ownership, to meet their outstanding financial obligations to creditors and to maintain capital resources required under the brokerage and banking laws of Russia. In order to expedite the divestiture, we have agreed to sell the Russian entities to Mr. Turlov. He has indicated that he in turn intends to pursue the resale of the two Russian entities to certain members of the current management teams operating the brokerage and bank, or some other suitable buyer, subject to their qualification under Russian law and subject to any required governmental approvals or commercial consents. It has been agreed that the two entities will be renamed and rebranded immediately after their divestiture from the Company and that Mr. Turlov will not hold any position as an officer or director or be involved in the day-to-day operations of either entity. We currently anticipate that the sale of the two entities to Mr. Turlov will be completed as soon as practicable, the timing for completion of which, however, is uncertain and subject to factors beyond our control, but we expect it to be completed before the end of our third fiscal quarter 2023. Mr. Turlov has indicated that he intends to dispose of the Russian entities to a third party or third parties within the next 12-18 months, this timing, however, is also uncertain and subject to factors beyond our control.

Corporate Restructure
Currently our subsidiary Freedom RU owns approximately 90% of our Kazakhstan securities brokerage, Freedom KZ, with the remaining interest in Freedom KZ being owned by us directly. We have determined to undertake a corporate restructuring as a result of which, Freedom KZ (together with its wholly owned subsidiaries Freedom Bank KZ, Freedom Life and Freedom Insurance) will become wholly owned by us directly. The transfer of ownership from Freedom RU to our direct ownership requires approval by the Kazakhstan financial sector regulator, and we plan to make this application with the appropriate authorities in Kazakhstan as soon as practicable. Barring unforeseen circumstances, we expect the restructuring to be completed by the end of September 30, 2022.
Our Corporate History
Reverse Acquisition Transaction
We were originally incorporated in the State of Utah in July 1981. In December 2004 we redomiciled to the State of Nevada. In November 2015, we entered into a reverse acquisition agreement with Timur Turlov whereby we agreed to change our name from BMB Munai, Inc. to Freedom Holding Corp. and to acquire 100% ownership interests in FFIN Securities, Freedom EU, and Freedom RU and its wholly owned subsidiary, Freedom KZ, from him. These acquisitions closed in several steps from November 2015 to November 2017 as required audits and regulatory approvals were received. At the completion of the acquisitions, Timur Turlov was our controlling shareholder.
Legacy Operations and Key Relationships
Our legacy brokerage operations were acquired and developed by Timur Turlov. He acquired Beliy Gorod Ltd. in Moscow, Russia, in 2010 and renamed it Freedom RU in 2011. In 2013 Freedom RU acquired Freedom KZ from unrelated third parties. In 2014, Freedom KZ rolled out a branch office network of 14 offices across Kazakhstan and opened 20,000 personal customer brokerage accounts. Freedom EU was organized in August 2013 and completed its regulatory licensing in May 2015.
In July 2014, prior to our acquisition from him of FFIN Securities, Freedom EU, and Freedom RU and Freedom KZ, Timur Turlov established FFIN Brokerage Services, Inc., a corporation registered in and licensed as a broker dealer in Belize ("FFIN Brokerage") to service the investment needs of customers desiring broader investments options in international securities markets. FFIN Brokerage is owned personally by Timur Turlov and is not part of our group of companies.
FFIN Brokerage has its own brokerage customers, which include individuals and market-maker institutions. A large portion of our fee and commission income is derived from the customer relationship between Freedom EU and FFIN Brokerage. FFIN Brokerage is a single omnibus brokerage account holder of Freedom EU. Margin lending receivables from FFIN Brokerage are related to FFIN Brokerage client margin trading and are fully collateralized by securities funds. The majority of the order flow from FFIN Brokerage relates to client activities within the FFIN Brokerage omnibus account. Our total customer account numbers do not include the numbers of individual accounts of customers held at FFIN Brokerage, although we estimate that more than 40% of FFIN Brokerage's customers also hold brokerage accounts with us through Freedom KZ, Freedom RU or Freedom Global. Our relationship with FFIN Brokerage has provided us and our customers with a substantial liquidity pool for trading. Our cross border agreement with FFIN Brokerage requires FFIN Brokerage to conduct AML/CTF and sanctions screening on its individual and business entity customers permitted to trade through its omnibus account at Freedom EU. We expect FFIN Brokerage will continue to process brokerage transactions for its customers through us, so long as such business is not prohibited by U.S., UK, or EU sanctions or prohibited by Russian countersanctions. To date, the government of Belize has not issued any economic sanctions against the Russia or any other jurisdiction.
Our Business Strategy
We create opportunities for the communities we serve. Our focus has been to establish ourselves as a leader in the financial services industry, serving individuals and institutions with efficient market access to domestic and international capital markets and consumers with market-leading financial services. Our key activities have focused on the following objectives:

•Expand through acquisitions. Historically we have been active in pursuing non-organic growth through mergers and acquisitions. This has allowed us to accelerate our growth through the acquisition of talented and experienced personnel and essential technology assets. We expect this trend to continue in the future. We anticipate that we will continue to acquire financial technologies and financial services-related companies on an opportunistic basis.
•Create digital fintech ecosystem. From our Kazakhstan region, we have introduced innovative, integrated financial technologies that we intend to expand to our other markets and, eventually, globally. Our flagship product in Kazakhstan interfaces with government databases to efficiently access relevant information for qualifying customers for state-sponsored mortgage programs and other lending programs we offer. Our technology platform integrates many of our services into an easy to access and qualify suite of complimentary services. This increases our brand loyalty and opportunities to cross-sell the variety of services we offer. Because these services are all digitally accessed and performed, we are able to market and scale the services into new regions on a cost-effective basis. As we continue to add complimentary services through acquisitions or development, we plan to expand this platform into additional markets as regulatory and market conditions dictate.
•Focus on organic growth. We continue to grow organically because of favorable market and economic conditions in most regions where we operate. Our recent organic growth has been driven by expansion of our network of retail financial advisers and increases in the volume of analysts' reports made available to our customer base, as well as significantly increased trading volume and customer activity stemming from government and bank interventions and other events in response to the COVID-19 pandemic that have resulted in increased market volatility and economic uncertainty. In addition, we have expanded our area of operations to include the UK, Greece, Spain, France, UAE, Armenia, and Azerbaijan. We anticipate continuing to expand into additional countries.
•Adhere to conservative risk management principles. Our investment policies and strategies are focused on preservation of capital and supporting our liquidity requirements. We typically invest in investment grade securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policies generally require securities to be investment grade and limit the amount of credit exposure to any one issuer or customer.
•Excel in governance, transparency and continuous investments in regulatory compliance. We believe we have a regional competitive advantage with our clients because we are a U.S. corporation subject to the governance and disclosure requirements imposed upon SEC-registered companies trading on the Nasdaq Capital Market. We strive to be a trusted participant in the regulatory framework in each jurisdiction where we operate. Our operations are subject to substantial regulatory oversight by various regulatory bodies. At the Company level we have a compliance department based in Cyprus to oversee compliance for our group of companies. Pursuant to our compliance policies this department interfaces on an ongoing basis with outside legal counsel in the U.S. with expertise in U.S. sanctions compliance. The department is responsible for establishing compliance controls, policies and procedures to support subsidiary compliance officers and their staff and in-house attorneys in various jurisdictions to discharge compliance obligations under local regulatory requirements. Our compliance begins with customer onboarding where we employ robust know-your-customer, anti-money-laundering and countering terrorist financing (AML/CTF) and sanctions screening platform using various world-class third-party data providers in a system that is integrated with our trading platform. Customer sanctions screening is done daily and individual financial transactions are reviewed according to multiple risk parameters. Additionally, we have internal policies, procedures and systems in place for possible compliance related matters related to whistleblowing, improper trading patterns, tax reporting obligations, and other internal policies (e.g., trading company stock or stock of our customers). We focus on development of our compliance control, operations, and internal audit activities to ensure each compliance activity meets our risk management standards and industry standards.
OUR REGIONAL SEGMENTS
Our business activities are highly regulated and the laws of each legal jurisdiction where we operate are diverse, therefore we conduct our business through a number of separate subsidiaries licensed to engage in specific authorized activities. Our subsidiaries are as follows:

Entity Name	Year of Acquisition or Formation	Business Activity	Jurisdiction of Organization

Freedom Finance Europe Limited ("Freedom EU")	2017	Securities Broker-Dealer	Cyprus

Freedom Finance Technologies Ltd ("Freedom Technologies")	2020	IT Development Company	Cyprus

Freedom Finance Germany GmbH ("Freedom GE")	2019	Tied Agent of Freedom EU	Germany

Freedom Prime UK Limited ("Prime UK")	2021	Financial Intermediary Company (pursuing brokerage license)	United Kingdom

Freedom Finance JSC ("Freedom KZ")	2017	Securities Broker-Dealer	Kazakhstan

Freedom Finance Global PLC ("Freedom Global")	2020	Securities Broker-Dealer	Astana International Financial Centre (Kazakhstan)

Bank Freedom Finance Kazakhstan JSC,("Freedom Bank KZ")	2020	Commercial Bank	Kazakhstan

Freedom Finance Special Purpose Company LTD ("Freedom SPC")	2021	Special Purpose Company	Astana International Financial Centre (Kazakhstan)

Freedom Finance Commercial LLP ("Freedom Commercial")	2021	Sales Agency	Kazakhstan

Life Insurance Company Freedom Finance Life JSC ("Freedom Life")*	2022	Life/Health Insurance	Kazakhstan

Insurance Company Freedom Finance Insurance JSC ("Freedom Insurance")*	2022	Liability Insurance	Kazakhstan

Freedom Finance Ukraine LLC ("Freedom UA")	2018	Securities Broker-Dealer	Ukraine

FFIN Securities, Inc. ("FFIN")	2015	Dormant	United States

Prime Executions, Inc. ("PrimeEx")	2020	NYSE Agency only Institutional Brokerage	United States

Freedom Finance Uzbekistan LLC ("Freedom UZ")	2018	Securities Broker-Dealer	Uzbekistan
Freedom Finance Azerbaijan LLC ("Freedom AZ")	2021	Financial Educational Center	Azerbaijan

Freedom Finance Armenia LLC ("Freedom AR")	2021	Securities Broker-Dealer	Armenia

Freedom Finance Ltd. ("Freedom UAE")*	2022	Financial Intermediary Company (pursuing brokerage license)	UAE
Russian Entities Planned to be Divested

Investment Company Freedom Finance LLC ("Freedom RU")	2017	Securities Broker-Dealer	Russia

FFIN Bank LLC ("Freedom Bank RU")	2017	Commercial Bank	Russia
*Subsidiaries acquired/established after the reporting date

As of March 31, 2022, we owned a 9% interest in Freedom UA. The remaining 91% interest in Freedom UA is owned by Askar Tashtitov, our president. However, as a result of a series of contractual relationships between FRHC and Freedom UA, we account for Freedom UA as a variable interest entity ("VIE") under the accounting standards of the Financial Accounting Standards Board ("FASB"). Accordingly, the financial statements of Freedom UA are consolidated into the financial statements of the Company.
Historically, our chief operating decision maker ("CODM"), who is our chief executive officer, has operated the Company as a single operating segment offering financial services to our customers in a single geographic region we referred to as Eurasia. In conjunction with the decision to divest the Company of our Russian subsidiaries (see "Divestiture of Russian Subsidiaries" above) and our continued expansion, we have elected to restructure our operations geographically into five regional segments: Central Asia, Europe, U.S., Middle East/Caucasus and Russia (planned to be divested). Following completion of the divestiture of our Russian subsidiaries, we will manage our operations in four regional segments.
Central Asia Segment
Our Central Asia segment comprises our Kazakhstan headquarters which oversees Kazakhstan, Kyrgyzstan, Uzbekistan and Ukraine. We operate under various securities licenses in the jurisdictions making up our Central Asia region, plus we have banking licenses in Kazakhstan that allow us to expand the types of financial services we provide to our Kazakhstan customers. We also own two recently acquired insurance companies offering life insurance and general liability insurance. In Kazakhstan, Freedom KZ and Freedom Bank KZ are members of the Association of Financiers of Kazakhstan. Freedom UA is a member of the Professional Association of Capital Market participants and Derivatives ("PARD") in Ukraine. The Central Asia region accounted for $118 million, or 21%, of total revenue, net during the fiscal year ended March 31, 2022.
Central Asia region securities brokerage services
As of March 31, 2022, our Central Asia region brokerage offices consisted of 46 offices that provide brokerage and financial services, investment consulting and education, including offices in Kazakhstan, Ukraine, Uzbekistan and Kyrgyzstan. Our securities brokerage operations in the Central Asia region are conducted through our subsidiaries Freedom KZ, Freedom Global, Freedom UA and Freedom UZ. Freedom KZ is a professional participant on the Kazakhstan Stock Exchange ("KASE") and Astana International Exchange ("AIX"). Freedom UA is a professional participant on the Ukrainian Exchange ("UX") and Freedom UZ is a professional participant on the Republican Stock Exchange of Tashkent ("UZSE") and the Uzbek Republican Currency Exchange ("UZCE"). In calendar year 2021 we were acknowledged as the largest market maker on the KASE and the leading placement agent of sovereign and quasi-sovereign debt in terms of the number of issuers, offerings and total funds placed. We have 770 securities brokerage employees in our Central Asia region, including 312 full time employees.
Despite the impacts of the Russia/Ukraine Conflict, Freedom UA continues to process trades for its customers. After temporary closures, all of our offices in Ukraine, with the exception of our office in Kharkiv, are open for customer visits on a pre-scheduled appointment basis.
Central Asia region banking services
In Kazakhstan we have 10 office locations that provide banking services to our customers. We have 777 banking employees in our Central Asia region, all of which are full time employees.
In Kazakhstan, the Kazakhstan Deposit Insurance Fund ("KDIC") administers the deposit insurance system. The KDIC insures deposits in the case of liquidation of the bank-member of the Fund. Deposits are insured up to 15 million Kazakhstan tenge (approximately $32 thousand as of March 31, 2022), per customer.
Central Asia region consumer life and general insurance
We have 38 offices and 498 employees, including 468 full time employees, providing consumer life and general insurance services in Kazakhstan. For additional information regarding our insurance companies, please see "Insurance" below in Part I Item 1of this annual report.

Europe Segment
Our Cyprus securities brokerage firm oversees our European region operations (Cyprus, the UK, Germany, Spain, Greece, and France). Our Cyprus operations are conducted in Limassol, Cyprus where we are licensed to receive, transmit and execute customer orders, establish custodial accounts, engage in foreign currency exchange services and margin lending, and trade our own investment portfolio. Through our Cyprus office we provide transaction processing and intermediary services to our regional customers and to institutional customers such as FFIN Brokerage that may seek access to securities markets in the U.S. and Europe. All trading of U.S. and European exchange traded and OTC securities by all Freedom securities brokerage firms, excluding PrimeEx, are also routed to and executed through Freedom EU. Freedom EU is a member of the Association for Financial Markets in Europe ("AFME"). Our office in Germany is a tied agent of Freedom EU, and we have representative offices of Freedom EU in Greece, France and Spain. Prime UK, formed in 2021, is a financial intermediary company in process of procuring necessary licenses to conduct brokerage operations in the UK.
As of March 31, 2022, our Europe region brokerage offices consisted of 7 total offices that provide brokerage and financial services, investment consulting and education, including offices in Cyprus, the UK, Germany, France, Spain and Greece. We have 121 employees in our Europe region, including 119 full time employees. During the fiscal year ended March 31, 2022, the Europe region generated $437.7 million, or 78%, of total revenue, net, 70% of which was revenue received from FFIN Brokerage.
U.S. Segment
We entered into the U.S. market in December 2020 with the acquisition of PrimeEx, a New York corporation, that is a registered agency-only execution broker-dealer on the floor of the New York Stock Exchange ("NYSE"). PrimeEx is a member of the NYSE, Nasdaq, the Financial Industry Regulatory Authority ("FINRA") and the Securities Investor Protection Corp ("SIPC"). In January 2022, PrimeEx received regulatory approval from FINRA to establish an investment banking and equity capital markets arm, which will do business as, Freedom Capital Markets ("FCM"). FCM will provide its corporate and institutional customers with a full array of investment banking, corporate finance, and capital markets advisory services, with capabilities including initial and follow-on offerings, PIPEs, SPACs, private placements, convertible issues, debt capital, mergers and acquisitions, corporate access, and corporate restructuring. We have 15 employees in our U.S. region, including 13 full time employees. During fiscal 2022, PrimeEx served approximately 28 institutional investor customers. FRHC is also included in the U.S. region. During the fiscal year ended March 31, 2022, the U.S. region generated $9.1 million, or 2%, of total revenue, net.
Middle East/Caucasus Segment
We entered into the Caucasus market during fiscal year 2022 by establishing subsidiaries in Azerbaijan and Armenia. In April 2022 we entered into the Middle East market by establishing a subsidiary in the United Arab Emirates ("UAE"). As of March 31, 2022, our Middle East/Caucasus region brokerage offices consisted of 2 offices that provide brokerage and education services. We have 20 employees in our Middle East/Caucasus region, all of which are full time employees. The Middle East/Caucasus region did not generate revenue during fiscal 2022 because during the year we were in the process of establishing operations in Azerbaijan and Armenia and we did not incorporate our UAE subsidiary until after our 2022 fiscal year end.
Russia Segment

Our Russia segment includes our securities brokerage and complementary banking operations in Russia. Freedom RU, our Russian securities broker dealer is a professional participant on the Moscow Stock Exchange (“MOEX”) and the Saint Petersburg Stock Exchange (“SPBX”). Freedom RU is also a member of the Russian National Association of Securities Market Participants (“NAUFOR”), a statutory self-regulatory organization with wide responsibility in regulation, supervision and enforcement of its broker-dealer, investment banking, commercial banking and other member firms in Russia. As of March 31, 2022, our Russia segment had 43 offices and branches and 1,717 (1,568 full-time and 149 part-time) employees in Russia. During the fiscal year ended March 31, 2022, as a result of the impacts on the economy, currency and stock markets of the Russia/Ukraine Conflict on Russia during our fourth fiscal quarter, the Russia segment generated negative total revenue, net of ($249) thousand.

We have decided to divest our interest in our two wholly owned Russian subsidiaries, Freedom RU and Freedom Bank RU as a result of which we will no longer have a Russia geographical segment. We currently expect that the sale of the two entities will be completed before the end of our third fiscal quarter 2023, although such timing is uncertain and is subject to factors beyond our control.
DESCRIPTION OF OUR PRODUCT AND SERVICE LINES
Our principal product and service lines are provided in securities brokerage, capital markets/investment banking, commercial banking, life and direct liability insurance, and supporting financial technology. We create revenue from these products and services in several ways, including:
•fees and commissions earned from our retail brokerage customers;
•market making and proprietary trading activities;
•securities and margin lending;
•fees and commissions from capital markets and investment banking services;
•bank service fees;
•payment card interchange fees;
•interest income; and
•insurance premiums.
Because we have been offering securities brokerage services for a longer time than our other product and service lines, fee and commission income from securities brokerage has historically been the dominant source of revenue, representing approximately 69%, 70% and 68% of total revenue in the fiscal years ended March 31, 2022, 2021 and 2020, respectively.
Securities Brokerage Services
We provide a comprehensive range of securities brokerage services to individuals, businesses and financial institutions seeking to diversify their investment portfolios to manage economic risks associated with political, regulatory, currency, banking, and national uncertainties. Depending on the region, our brokerage services can include: securities trading, margin lending, investment research, and investor education tools. Customers are provided online tools and retail locations to establish accounts and conduct securities trading on transaction-based pricing. We market our services through a number of channels, including telemarketing, training seminars and investment conferences, print and online advertising using social media, mobile app and search engine optimization activities.
Our securities brokerages also conduct proprietary investment activities, and facilitate repurchase and reverse repurchase agreements, both to support the funding of our proprietary investments and as an intermediary service between third party purchasers and sellers.
Retail Brokerage
We offer full-service brokerage services covering a broad array of investment alternatives including exchange-traded and over-the-counter corporate equity and debt securities, money market instruments, exchange traded options and futures contracts, government bonds, and mutual funds. A substantial portion of our revenue is derived from commissions from customers through accounts with transaction-based pricing. Brokerage commissions are charged on investment products in accordance with a schedule we have formulated that aligns with local practices. We provide our brokerage customers with access to the U.S. stock markets, and a significant amount of our brokerage business relates to trading in U.S.-exchange listed and OTC securities by our brokerage customers. We use the services of third-party U.S.-registered securities broker dealer and clearing firms to execute substantially all of our trades in the U.S. market.
As of March 31, 2022, 2021 and 2020, respectively, we had approximately 410,000, 290,000 and 140,000 total brokerage customer accounts, of which more than 55%, 63% and 50% had positive cash or asset account balances. As of March 31, 2022, we had approximately 94,000 active accounts, as compared to 73,000 and 41,500 active accounts as of March 31, 2021 and 2020, respectively.

We define "active accounts" as those from which at least one transaction occurred in the quarter prior to the date of calculation. During the fiscal years ended March 31, 2022, 2021 and 2020, the number of our total customer accounts increased by approximately 120,000, 150,000 and 25,000, respectively, as our customer base continued to grow organically and non-organically.
Margin Lending
We extend credit to our brokerage customers, collateralized by securities and cash in the customer's account, for a portion of the purchase price of securities, and we receive income from interest charged on such extensions of credit. The customer is charged for such margin financing at interest rates established by us.
Investment Research
We employ 30 research and securities analysts that conduct equity and debt research covering a number of individual securities worldwide. We provide regular research reports, notes and earnings updates to our customers. The research department supports our customers and sales department with equity and fixed-income research focused on the Kazakhstan, Ukrainian, Russian, European, and U.S. markets. Our research reports focus primarily on large, liquid public companies along with other linked commodities and currency markets. Our research reports are based on fundamental valuation and are typically issued on a quarterly-basis or when significant events occur. Our analysts also perform analysis of fixed-income securities and portfolios and provide research and analysis of market forecasts and macroeconomic conditions for certain industries.
Investor Education
We provide a variety of investment education and training courses to our retail brokerage customers and the general public. Our customers are provided online access to tools that enable them to manage and monitor their accounts and portfolio performance via the Tradernet platform.
Proprietary Trading and Investment Activities
In the regular course of our business, we take securities positions as a market maker and/or principal to facilitate customer transactions and for investment purposes. In market making activities and when trading for our own account, we expose our own capital to the risk of fluctuations in market value. Investment decisions are determined in accordance with internal policies and recommendations of our internal investment committees. The size of our securities positions vary substantially based upon economic and market conditions, allocations of capital, underwriting commitments and trading volume of an individual issuer's securities. Also, the aggregate value of inventories of securities which we may carry is limited by the net capital and capital adequacy rules in effect in the jurisdictions where we conduct business. See "Regulatory Oversight" in Part I Item 1 and "Liquidity and Capital Resources" in Part II Item 7 of this annual report.
Repurchase and Reverse Repurchase Agreements
We enter into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to leverage and grow our proprietary trading portfolio, cover short positions and settle other securities obligations, to accommodate customers' needs and to finance our inventory positions. These transactions are entered into both for our own account and on behalf of our customers. We enter into these transactions in accordance with normal market practice. Under standard terms for repurchase transactions, the recipient of collateral has the right to sell or repledge the collateral, subject to returning equivalent securities on settlement of the transaction.
Capital Markets/ Investment Banking Services
Our capital markets/investment banking business consists of investment banking professionals in Almaty who provide strategic advisory services and capital markets products. Our investment banking team focuses on certain sectors including consumer and business services, energy, financial institutions, real estate, technology, media and communications. Our investment banking activities are concentrated in Kazakhstan and Uzbekistan where the governments continue to privatize industries, but commercial banks concentrate their services on large enterprises or state-owned enterprises. In these countries, commercial lending sources also impose loan structures and debt covenants that exclude many companies. This has created growing interest and demand in our services. To date our activities have included underwriting of debt and equity offerings on "best efforts" and firm underwriting bases.

•Equities Capital Markets – We provide capital raising solutions for corporate customers through initial public offerings and follow-on offerings including listing companies on appropriate exchanges. We focus on companies in growth industries and participate as market makers in our underwritten securities offerings after the initial placements of shares.
•Debt Capital Markets – We offer a range of debt capital markets solutions for emerging growth and small market companies. We focus on structuring and distributing private and public debt, for various purposes including buyouts, acquisitions, growth capital financings, and recapitalizations. In addition, we participate in bond financings for both sovereign and corporate emerging market issuers.
Commercial Banking
We have historically offered commercial banking services through our Freedom Bank KZ subsidiary in Kazakhstan and our Freedom Bank RU subsidiary in Russia. We are in process of divesting the Russian subsidiary bank and have been pursuing acquisition of a bank in Ukraine and Europe. Our commercial banking services are offered as a complementary service to our securities brokerage operations. We generate banking service fees by providing services that include lending operations, deposit services, money transfers, opening and maintaining correspondent accounts, renting safe deposit boxes, e-commerce money transfer services for legal entities, tender guarantees, and payment card services.

Payment Cards
We are an authorized Visa and MasterCard issuer. We also issue multi-currency cards, which allow purchases to be made in multiple different currencies with the use of a single card. We provide internet banking and mobile applications for Android/iOS for companies and individuals. In addition, we offer customers several investment and structured banking products (insured deposits with option features and currency risk hedging products as permitted by local laws).
In Kazakhstan, Freedom Bank KZ has developed a payment card we call the "Invest card". The Invest card allows our customers the ability to manage their investment accounts both online and in person and is the only card of its kind currently available in the Kazakhstan market. The card is associated with a brokerage account that may be opened with any broker in Kazakhstan that meets the applicable legal requirements. Freedom Bank KZ partners with the relevant broker. The broker has the ability to issue a card in a few minutes through the Freedom Bank KZ's remote channels. The Invest card offers features unique to the Kazakhstan market including: integration with the customer's brokerage accounts to allow for convenient instant money transfers to and from the customer's brokerage account; free payments, transfers and exchange operations, and reduced service fees for certain transactions; no fee interbank and peer-to-peer transfers and replenishment of the card in any currency; daily interest payments in U.S. dollars on the outstanding balance on the brokerage account; and improved convenience including the ability to remotely open bank accounts by means of biometric identification and remote execution of account opening documents. At the customer's election the Invest card can be a virtual card or a plastic card. To date, approximately 14,900 limited Invest cards have been issued to customers on a trial basis.
Digital Mortgages
In July 2021, Freedom Bank KZ launched a first-in-market digital mortgage product, which allows customers in Kazakhstan to apply for and complete the residential mortgage loan process online. This service interfaces with extensive databases maintained by the Kazakhstan government and significantly speeds up the mortgage registration process. Moreover, there is no cost to the customer to complete the initial online assessment. Approval of all loans is carried out by Freedom Bank KZ. In addition to the loan application and buyer qualification process, the digital mortgage product enables the completion of an online property appraisal, electronic closing, and registration service for collateral agreements. The product enables us to carry out the full cycle of issuing a mortgage loan within 24 hours and significantly reduces administration costs. The digital mortgage product has allowed us to become the leading mortgage lender to property buyers in Kazakhstan that use the government-sponsored mortgage program.
Digital Auto Loans
We are also in the process of creating a digital automobile finance platform that, similar to our digital mortgage product, will allow buyers to shop and get their car loans approved online. We anticipate this platform will create a more transparent and streamlined car-buying process that eliminates financing obstacles and long wait times, and are building in safeguards to limit the risk of financial fraud or identity theft.

We expect this platform will accelerate the loan process for our customers, with credit approvals that will take minutes instead of hours or days, and approval notices being delivered to their smartphones. We expect our automated, digitized automobile financing platform will ultimately drive down our margins. Through our digital auto loan platform, our customers will also be able to acquire auto insurance, offered through our subsidiary Freedom Insurance, at the time they apply for their auto loan. We believe this platform will also allow us to gather additional information about other products and services we might offer in the future that could be of benefit and interest our customers.
Insurance
On May 17, 2022, we acquired two insurance companies in Kazakhstan, a life insurance company, Freedom Life, and a direct insurance carrier, excluding life, health and medical, Freedom Insurance. Prior to our acquiring these companies, each was wholly owned by our controlling shareholder, chairman and chief executive officer, Timur Turlov. We acquired these companies from him at the historical cost paid by him plus amounts he has contributed as additional paid in capital since his purchase. These companies were not initially acquired directly by us because at the time they were put on the market for sale by their prior owner they did not have audit reports conforming to U.S. GAAP standards and had not demonstrated sustained profitability. We do not consider the acquisition of these insurance companies to be material. The purchase price for Freedom Insurance was $12.4 million and the purchase price for Freedom Life was $12.1 million. We are required to make these payments to Timur Turlov by no later than September 16, 2022.
We believe incorporating the offerings of these insurance companies with our existing brokerage and banking product and service lines, along with our developing fintech ecosystem in Kazakhstan will allow us to create a significant sustainable competitive advantage in Kazakhstan as an integrated, efficient and convenient single-source for financial services.
All dollar values discussed in the sections "Freedom Insurance" and "Freedom Life" were converted from Kazakhstan tenge (KZT) to U.S. dollars (USD) at the December 31, 2021 exchange rate of 431.8 KZT/1 USD.
Freedom Life
Freedom Life was established in 2014 and was acquired by Timur Turlov in 2019. Freedom Life provides a range of health and life insurance products to individuals and businesses. These products include life insurance, health insurance, annuity insurance, accident insurance, obligatory worker emergency insurance, travel insurance and reinsurance. Freedom Life has an S&P Global Rating of "B" on the international scale and long-term rating on the national scale of "kzBBB-" with a "Positive" outlook. Freedom Life has more than 335,000 clients in Kazakhstan.
At December 31, 2021, Freedom Life had 136,048 insureds. At December 31, 2021, Freedom Life had total assets of approximately $218 million and total liabilities of approximately $188 million. During the year ended December 31, 2021, Freedom Life experienced a 15% increase in gross insurance premiums written and recognized a net profit of approximately $12 million. During the year ended December 31, 2021, Freedom Life's share of the Kazakhstan life insurance market was 8%. It also held approximately a 50% market share of the Kazakhstan air travel insurance market. During the year ended December 31, 2021, investment grade instruments (with a rating not lower than BBB-) comprised approximately 62% of Freedom Life's asset holdings.
Freedom Insurance
Freedom Insurance operates in the "general insurance" industry, was established in 2009 and acquired by Timur Turlov in 2019. Freedom Insurance is the leader in online insurance in Kazakhstan and offers various general insurance products in property (including automobile), casualty, civil liability, personal insurance and reinsurance. Freedom Insurance has been assigned "B" rating by S&P Global Ratings and "kzBB+" national scale rating: Outlook - "Stable." In 2021 Freedom Insurance was recognized by Global Banking & Finance Review as the Best Online Insurance Company Kazakhstan, Best General Insurance Company Kazakhstan and Best Auto Insurance Company Kazakhstan. Global Banking & Finance Review is an online and print magazine dedicated to providing informative and independent news about the international financial community, with readership in over 200 countries.
Freedom Insurance distributes its products and services through different sources such as the internet, payment terminals and call-center. With the help of its digital solutions, Freedom Insurance's customers can purchase Freedom Insurance products within five minutes and have a personal account for managing policies. Freedom Insurance also offers convenient products for automobile owners.

At December 31, 2021, Freedom Insurance had 247,178 insureds. At December 31, 2021, Freedom Insurance had total assets of approximately $78 million and total liabilities of approximately $66 million. During the year ended December 31, 2021, Freedom Insurance experienced a 44% increase in written insurance premiums, but realized a net loss of approximately $2 million, partly as a result of a 306% increase in gross claims paid. Freedom Insurance recently changed its underwriting and claims settlement processes, which it believes will help reduce claims paid and improve profitability in future periods. At December 31, 2021, Freedom Insurance's share of the Kazakhstan general insurance market was 1.5%. It also held approximately a 5% market share of the Kazakhstan mandatory civil liability of the car owners insurance market. During the year ended December 31, 2021, investment grade instruments (with a rating not lower than BBB-) comprised approximately 84% of Freedom Insurance's asset holdings.
Information Technology
Information technology plays a critical role in our business. Our broker-dealer, financial services and banking businesses are highly dependent on processing, on a daily basis, a large number of communications and increasingly complex transactions across diverse markets, in various languages. These communications and transactions are accomplished primarily through electronic IT systems that are comprised of a wide array of computer systems, software and underlying infrastructure that enable them to function.
Tradernet Software Platform
Many of the above services are provided online through our proprietary Tradernet software platform and other online technologies that are under a single "Freedom" brand that do not necessarily reflect the regional segmentation of our management. Tradernet is a browser-based desktop application and, in some countries, includes a supporting mobile app to facilitate trading activity. Tradernet provides our customers with trading capabilities and access to monitor multiple markets around the world simultaneously, including KASE, AIX, UX, MOEX, SPBX, NYSE, Nasdaq, the London Stock Exchange, the Chicago Mercantile Exchange, the Hong Kong Stock Exchange and Deutsche Börse and to execute trades electronically in these markets in multiple products from a single trading account. Additionally, Tradernet allows us to monitor and manage all aspects of their personal accounts, including non-trading orders and participate in our customer social network. We also use Tradernet for customer margin risk evaluation and for middle office security transfer requests.
We offer our customers seamless access to all classes of tradable, primarily exchange-listed and over-the-counter products traded on numerous exchanges and market centers around the world. The emerging complexity of multiple market centers has provided us the opportunity to build and continually adapt our software to provide excellent service. We provide our customers with what we believe to be one of the most effective and efficient electronic brokerage platforms in the industry.
We foresee an opportunity to augment the Tradernet software platform with a broader online/mobile digital ecosystem that will integrate our online and mobile brokerage, banking services and insurance products with payment and transaction processing systems and online commercial ticketing services that we expect will have broad market appeal, drive down new customer acquisition cost, and enable effective cross-selling of products and services. Furthermore, a robust and convenient online/mobile service ecosystem will reduce operational costs while enabling us to provide higher levels of service focused on unique customer interests. Lastly, we anticipate this vertically integrated model within a single platform will allow us to set market standards and further differentiate us as the most innovative financial services company in the region. As our assumptions regarding market appeal are verified, we intend to incorporate these offerings in other regions to create significant and sustainable competitive advantage. We will accelerate development and deployment of this online/mobile service ecosystem through the acquisition of small technology companies with proven technology capabilities.
Planned Information Technology Acquisitions
Paybox Payment Platform
We are in the process of completing the acquisition of Paybox Technologies LLP and its subsidiaries ("Paybox"). Paybox developed and owns the Paybox Payment Platform ("Paybox Platform"), which is a dynamically developing project in the field of aggregation of payment systems services. By connecting to the Paybox Platform digital payment aggregator, customers can accept payments from buyers using the widest range of payment methods - bank cards, online banking of the largest banks, electronic money, POS terminals, mobile commerce, cash settlement departments and instant payment terminals, and also make payments to their customers. Paybox also develops customized solutions for banks and has a wide range of customers and partners.

The Paybox Platform is widely used in Kazakhstan and is actively developing a market in Kyrgyzstan. Paybox has been rapidly expanding its product offerings and geographic footprint, including bringing high quality and user friendly products in the CIS region.
At March 31, 2022, Paybox had 4,703 customers, 168 employees and 4 offices. During the year ended December 31, 2021, Paybox processed over $800 million in payments. We anticipate completing this acquisition by the end of fiscal year ended March 31, 2023.
ReKassa PCI Reader
We are in process of acquiring the company that developed and owns the ReKassa PCI Reader ("ReKassa"), which is a mobile and web application that replaces traditional cash registers. ReKassa has been licensed by the Tax Authority of the Republic of Kazakhstan and is listed in the official list of the approved cash registers in Kazakhstan. ReKassa is a free application targeted to individual entrepreneurs and small and medium-size enterprises ("SME"). It allows a business owner to manage its point of sale ("POS") from any location with an internet connection. It is a cost-effective solution because there is no need for physical POS hardware.
At March 31, 2022, ReKassa had 240,345 customers, 7 employees and 1 office. We anticipate completing this acquisition by the end of fiscal year ended March 31, 2023.
Ticketon
We are also in process of acquiring Ticketon Events LLP ("Ticketon"), which is the largest online ticket sales company in Kazakhstan. It is actively working to create an e-commerce infrastructure in the field of culture and sports in Kazakhstan. Ticketon's service focuses on the promotion of the cultural life of Kazakhstan and the introduction of modern promotion technologies. Ticketon is actively developing new products for its customers, offering convenient ways to buy tickets, expanding sales channels for organizers and venues to effectively provide ticket promotion and distribution services and launching affiliate programs.
At March 31, 2022, Ticketon had 28 employees, 1 office 3,077 merchants and had conducted over 900 thousand customer transactions. We anticipate completing this acquisition by the end of fiscal year ended March 31, 2023.
We do not consider the acquisitions of Paybox, ReKassa or Ticketon to be material.
COMPETITION
We face aggressive competition in each of the markets where we offer our services. We compete with international, regional and local brokerage, banking, and financial services firms that offer an array of financial products and services. The brokerage and financial service firms with which we principally compete for customers include: Halyk Finance, BCC Invest and First Heartland Securities in Kazakhstan; and eToro (Europe) Ltd and Interactive Brokers in Cyprus. Freedom Bank KZ has identified its principal banking competitors as Kaspi Bank and Altyn Bаnk.
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
BUSINESS CONTINUITY PLAN
We identify business continuity as the capability to continue the delivery of services to our customers, employees and various business partners and counterparties at acceptable predefined levels following a disruption that may occur in one or more business activities and/or in one or more operating locations due to local, national, regional or worldwide disasters, including pandemics, such as COVID-19, and social unrest and was, such as the Russia/Ukraine Conflict or due to failure of one or more components of information technology infrastructure, including proprietary or self-developed information systems, databases, software and hardware that we operate to provide such service.

Since our operations are conducted through our subsidiary companies in different geographic locations, our business continuity plans are developed, tested and managed locally by our subsidiaries to cover key business areas, provide contingency plans for IT infrastructure and communication to employees, customers and counterparties.
Our operating subsidiaries in each geographical location rely on local public utilities for electric power with additional electric generator back up (if available). For telephone and internet services we engage, where available, back up providers. All of these service providers have assured management of our subsidiary companies that they have plans for providing continued service in the case of an unexpected event that might disrupt their services. At the same time, our business continuity plans have little impact if a failure occurs from disruption of third-party service providers that cannot be replaced in a reasonable time by another provider due to uniqueness or special services, such as stock exchanges, depositories, clearing houses, clearing firms or other financial intermediaries used to facilitate our securities transactions. For this purpose, our subsidiaries have established continuous communication with the service providers to ensure timely receipt of data about their planned and actual activities. We are continuing to implement increased uniformity across our subsidiaries to address business operations continuity and expertise by pursuing a standard for business continuity consistent with the standards of ISO 22301 Societal security – Business continuity management systems.
HUMAN CAPITAL
Our multinational operations, particularly in countries with an integrated multi-ethnic culture, naturally create an ethnically diverse workforce. We employ a diversified and talented team spanning 14 countries. We have well-educated and experienced employees who seek to uphold high business and ethics standards. As of March 31, 2022, we had 3,421 (2,810 full-time and 611 part-time) employees in the following countries: Kazakhstan 1,337, Russia 1,717 , Uzbekistan 61, Ukraine 139, Germany 14, Kyrgyzstan 10, Azerbaijan 12, Armenia 8, Cyprus 94, Greece 3 , Spain 3, France 2, the UK 5 and the U.S. 16. Our workforce is approximately 51% women and 49% men. We abide by applicable employment laws across all jurisdictions where we have offices.
We believe our employees are our most important investment. And we are committed to providing them:

•A safe and positive work environment
•Opportunities to learn, grow, and advance in their careers
•Clear instructions of our expectations and the right tools so they achieve success
•Fair compensation, benefits and recognition for their work
Employee Recruitment and Development
We seek talent through careful recruitment and use specifically crafted qualification requirements and skill maps for each position we seek to fill. Our hiring decisions focus on candidate motivation, professionalism, and experience.
We invest in our employees through our employee development programs. These programs facilitate employee movement both vertically and horizontally within the Company, as well as enable employees to participate in cross-department projects, working groups, competitions, conferences, and other collective events that expose employees to other departmental functions.
We teach practical job skills that yield job satisfaction for our employees, and by extension, strong Company performance. We provide internal mentoring and training programs to enable new hires to quickly adapt to our work culture and demands. Our mentorship program helps foster relationships within our companies that engender loyalty and unity in our work.
We provide continuous, systematic core educational opportunities and many advanced trainings to enable our employees to continue their professional growth, which contributes to higher standards of knowledge and skillsets of our employees. Advanced individual programs are provided based on an array of topics to meet the dynamic interests of our teams.
Compensation and Benefits
We provide compensation packages that include competitive pay, bonuses, PTO and benefits with a focus on a performance-based system of incentives and recognition. Salary increases are determined based on the performance of the employee, length of service, as well as market pay rates and other parameters.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG)
We have begun implementing ESG initiatives through our subsidiaries in different countries. Our efforts have been focused in 2022 on our humanitarian efforts related to the Russia/Ukraine Conflict (see "Russia/Ukraine Conflict" in "Business" in Part I Item 1 of this annual report). During fiscal 2022, in Kazakhstan we have also developed the following programs:
Green bonds underwriting
Freedom Finance KZ organized and underwrote the placement of Eurasian Development Bank bonds in the ESG segment. The funds raised from this placement was used to finance ESG projects in Kazakhstan. The issue of bonds fully complied with the principles of "green" bonds. Investor demand exceeded the placed volume (102.3%).
Free public educational courses (Freedom Finance Academy and Freedom Finance Camp)
Our Freedom Finance Academy provides free online and in person training courses and webinars in financial literacy to the general public. The goal of this program is to generally expand knowledge about financial literacy and teach the basics of exchange trading so that participants can more knowledgeably trade and reduce the risk of financial mistakes in the future.
Freedom Finance Camp is open to Kazakhstan school children ages 10 to 13. This free program was created to educate youth to set financial goals, understand financial resources and products and how they can be used to accomplish their financial goals. This course was originally taught as part of a summer children's camp for two years. Due to its popularity, the course is now also taught during the academic school year at participating Kazakhstan schools.

INFORMATION SECURITY
Information security, with a particular focus on cyber security, is a high priority for us. We have and continue to develop and implement safeguards, policies and technology designed to protect the information provided to us by our customers and our own information from cyber attacks and other misappropriation, corruption or loss. We also consult advisory organizations and follow regulatory requirements regarding information security. For additional information regarding information security see "Risks Related to Information Technology and Cyber Security" in Part I Item 1A of this annual report.
REGULATORY OVERSIGHT
We operate in highly regulated industries across several legal jurisdictions. Our securities, banking and insurance business activities are subject to extensive regulation and oversight by the stock exchanges, central/national banks, governmental and self-regulatory authorities in the foreign jurisdictions where we conduct business activities. We operate under various securities, banking and insurance licenses and we must maintain our licenses in order to conduct our operations. We expect that the regulatory environment will continue to raise standards and impose new regulation with which we will be required to comply in a timely manner.
In the jurisdictions where we conduct business we are subject to often overlapping schemes of regulation that govern all aspects of our relationship with our customers. These regulations cover a broad range of practices and procedures, including:
•minimum net capital and capital adequacy requirements;
•the use and safekeeping of customers' funds and securities;
•recordkeeping and reporting requirements;
•customer identification, clearance and monitoring to identify and prevent money laundering and funding of terrorism, OFAC and other non-U.S. sanctions violations, to follow FATF recommendations;
•tax reporting obligations under QI, FATCA and CRS regulations;
•supervisory and organizational procedures intended to monitor and assure compliance with relevant laws and regulations and to prevent improper trading practices;

•employee-related matters, including qualification and certification of personnel;
•provision of investment and ancillary services, clearance, and settlement procedures;
•maximum loan and bank guarantees concentration issued to shareholders;
•credit risk requirements;
•liquidity risk requirements;
•acquisitions;
•qualification of firm management; and
•risk detection, management, and correction.
The regulatory authorities in each jurisdiction where we operate establish minimum net capital and capital adequacy requirements, we must meet to maintain our licensure to conduct the brokerage and/or banking services we provide. These minimum net capital/capital adequacy requirements currently range from approximately $22 thousand to $21 million and fluctuate depending on various factors. As of March 31, 2022, the aggregate net capital requirements of our subsidiaries was approximately $27.6 million. In the event we fail to maintain minimum/adequate net capital, we may be subject to fines and penalties, suspension of operations, and disqualification of our management from working in the industry. Our subsidiaries are also subject to rules and regulations regarding liquidity ratios.
Compliance with minimum capital requirements could limit our expansion into activities and operations that require significant capital. Minimum capital requirements could also restrict our ability to transfer funds among our subsidiaries and FRHC.
We spend considerable resources in our general efforts to comply with the various regulations to which we are subject, expect this burden to continue in the future.
Violations of securities, banking, sanctions, anti-money laundering and financing of terrorism laws, rules and regulations can subject us to a broad range of disciplinary actions including imposition of fines and sanctions, other remedial actions, such as cease and desist orders, removal from managerial positions, loss of licensing, and civil and criminal proceedings.
Central Asia Regulation
Kazakhstan Securities Market Regulation
The Kazakhstan brokerage sector is highly regulated. The Law of the Republic of Kazakhstan No. 461-II "On the Securities Market", dated 2 July 2003 (as amended) (the "Securities Market Law") is the main law regulating the broker and dealer, portfolio management activities in Kazakhstan. It establishes a framework for the broker and dealer, portfolio management activities, registration and licensing requirements, and regulation of such activities by the ARDFM. Brokerage activities are also regulated under the Civil Code and relevant regulations of the ARDFM.
Under the Securities Market Law, broker-dealer and portfolio management activities in the securities market are carried out on the basis of a license to carry out such activities issued by the ARDFM. A license for broker and dealer activities may include the right to maintain customer accounts as a nominal holder or may not include the right to keep customer accounts. A license for portfolio management can be with or without the right to attract voluntary pension contributions.
Freedom KZ currently holds the following licenses:
•No. 3.2.238/15 dated October 2, 2018 (initially issued on March 21, 2007) for performance of activity on the securities market, particularly (i) broker-dealer activity with the right to maintain customer accounts as a nominal holder, and (ii) portfolio management without the right to attract voluntary pension contributions; and
•No. 4.3.12 dated February 4, 2020 (initially issued on April 4, 2019) for performance of banking operations in foreign currency, particularly exchange operations with foreign currency, except for exchange operations with foreign cash.

Under the Securities Market Law (and the relevant ARDFM regulations), the following prudential standards are applied for broker and dealer, portfolio management companies, among others: the capital adequacy ratio, which daily indicator shall be at least 1; and the liquidity ratio, which daily indicator shall be not less than 1.4. Under the Securities Market Law (and the relevant ARDFM regulations), compliance with the prudential standards is measured based on the following indicators: (i) liquid assets; (ii) balance sheet liabilities; and (iii) minimum amount of equity capital, taking into account the capital adequacy ratio. According to the Resolution of the Management Board of the National Bank of the Republic of Kazakhstan (the "NBK") No. 80, dated April 27, 2018 (as amended), the minimum charter capital for a newly-established company conducting broker and dealer activity must not be less than KZT 10 billion (approximately US $23 million). The ARDFM sets forth standards, formulas and ratios for calculation of the prudential norms.
Kazakhstan Banking Regulation
Banks in Kazakhstan are subject to numerous laws and regulations governing banking activities as well as a number of laws and regulations that regulate, among other matters, payment services, anti-money laundering, data protection and information security. Kazakhstan has a two-tier banking system, with the NBK comprising the first tier and all other commercial banks comprising the second tier (with the exception of the Development Bank of Kazakhstan, which as a state development bank has a special status and belongs to neither tier). Generally, all financial institutions in Kazakhstan are required to be licensed and regulated by ARDFM. From 2004 to April 2011, licensing and regulation functions were carried out by the Agency of the Republic of Kazakhstan for Regulation and Supervision of the Financial Market and Financial Organizations (including its respective successors). The respective functions had been carried out by the NBK from April 2011 until the end of 2019. Starting January 1, 2020 these functions have been carried out by ARDFM. As a central bank, the NBK has retained its role in developing monetary credit policy, currency regulation and control and payment systems.
The Law of the Republic of Kazakhstan No. 2444 "On Banks and Banking Activity in the Republic of Kazakhstan", dated August 31, 1995 (as amended) (the "Banking Law"), is the main law regulating the banking sector in Kazakhstan. It establishes a framework for banking activities, registration and licensing of banks and regulation of banking activities by the ARDFM. The Banking Law provides for a list of banking operations that cannot be conducted without an appropriate license from ARDFM (its predecessor) and sets forth a list of activities permitted for banks. Freedom Bank KZ holds License No.1.1.260 dated February 9, 2021 for performing banking and other operations.
Kazakhstan Insurance Regulation
Insurance companies in Kazakhstan are subject to numerous laws and regulations governing general and life insurance activities as well as a number of laws and regulations that regulate particular types of insurance activities (e.g., mandatory liability insurance of vehicle owners), anti-money laundering, data protection and information security. Generally, all financial institutions (such as companies performing insurance activities) in Kazakhstan are required to be licensed and regulated by ARDFM. From 2004 to April 2011, licensing and regulation functions were carried out by the Agency of the Republic of Kazakhstan for Regulation and Supervision of the Financial Market and Financial Organizations (including its respective successors). The respective functions had been carried out by the NBK from April 2011 until the end of 2019. Starting January 1, 2020 these functions have been carried out by ARDFM. As a central bank, the NBK has retained its role in developing monetary credit policy, currency regulation. NBK regulations will apply to insurance companies' currency operations.
The Law of the Republic of Kazakhstan No. 126-II "On Insurance Activities", dated December 18, 2000 (as amended) (the "Insurance Law"), is the main law regulating the insurance sector in Kazakhstan. It establishes a framework for insurance activities, registration and licensing of insurance companies and regulation of insurance activities by the ARDFM. The Insurance Law provides for a list of insurance operations that cannot be conducted without an appropriate license from ARDFM (its predecessor) and sets forth a list of activities permitted for insurance companies. Freedom Insurance holds unlimited license No. 2.1.72 dated August 6, 2019 for performing general insurance (reinsurance) activities. Freedom Life holds unlimited license No.2.2.51 dated May 28, 2019 for performing life insurance (reinsurance activities).
Cyprus and EU Regulation
Our Cyprus operations are conducted in Limassol, Cyprus where we are licensed to receive, transmit and execute customer orders, provide investment advice and portfolio management services, establish custodial accounts, engage in foreign currency exchange services and margin lending, and trade our own investment portfolio. The brokerage sector in Cyprus is highly regulated.

The Law of the Republic of Cyprus L. 87(I)/2017 regarding the provision of investment services, the exercise of investment activities and the operation of regulated markets (as amended) (the "Cyprus Securities Market Law") is the main law regulating broker dealer, portfolio management activities in the Republic of Cyprus. The Cyprus Securities Market Law is a local implementation in Cyprus of European Union Directive 2014/65/EU (the Markets in Financial Instruments Directive or "MiFID 2"). It establishes a framework for MiFID 2 investment services such as broker dealer, investment advice, portfolio management activities, dealing on own account, registration and licensing requirements, and the regulation of such activities by the CySEC.
Under the Cyprus Securities Market Law, investment activities in the securities market are carried out on the basis of a license to carry out such activities issued by the CySEC. A license for broker and dealer activities includes the right to maintain customer accounts for the purposes of providing services bestowed under the license.
Freedom EU currently holds licenses in Cyprus and the EU for conducting investment services, including:
•reception and transmission of orders in relation to one or more financial instruments;
•execution of orders on behalf of clients;
•dealing on own account;
•provision of investment advice; and
•provision of portfolio management services;
as well as the following ancillary services:
•safekeeping and administration of financial instruments, including custodianship and related services;
•granting credits or loans to one or more financial instruments, where the firm granting the credit or loan is involved in the transaction;
•foreign exchange services where these are connected to the provision of investment services; and
•investment research and financial analysis or other forms.
U.S. Regulation
U.S. Securities Market Regulation
Our U.S. broker dealer subsidiary PrimeEx is registered as a securities broker dealer with the SEC, is a member of various SROs and securities exchanges, including being a blue-line broker dealer on the floor of the NYSE. In 2007, the National Association of Securities Dealers and the member regulation, enforcement and arbitration functions of the NYSE consolidated to form FINRA, which now serves as the primary SRO of PrimeEx, although the NYSE continues to have oversight over NYSE-related market activities. FINRA regulates many aspects of PrimeEx's business, including registration, education and conduct of its broker dealer employees, examinations, rulemaking, enforcement of these rules and the federal securities laws, trade reporting and the administration of dispute resolution between investors and registered firms. We have agreed to abide by the rules of FINRA (as well as those of the NYSE and other SROs), and FINRA has the power to expel, fine and otherwise discipline PrimeEx and its officers, directors and employees. Among the rules that apply to PrimeEx are the uniform net capital rule of the SEC (Rule 15c3-1) and the net capital rule of FINRA. Both rules set a minimum level of net capital a broker dealer must maintain and also require that a portion of the broker dealer's assets be relatively liquid. FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below FINRA requirements. In addition, PrimeEx is subject to certain notification requirements related to withdrawals of excess net capital. As a result of these rules, our ability to make withdrawals of capital from PrimeEx may be limited. In addition, PrimeEx is licensed as a broker dealer in six states, requiring it to comply with applicable laws, rules and regulations of each of those states. A state regulator may revoke a license to conduct securities business in its state and fine or otherwise discipline broker dealers and their officers, directors and employees.
Foreign Corrupt Practices Act
In the U.S., the 1970 Foreign Corrupt Practices Act, or FCPA, broadly prohibits foreign bribery and mandates recordkeeping and accounting practices. The foreign countries where our subsidiaries operate have similar anti-bribery and anti-corruption laws imposed on our subsidiaries.

The anti-bribery provisions make it illegal for us, either directly or through any subsidiary that we may acquire, to bribe any foreign official for the purpose of obtaining business. The term "public official" is defined broadly to include persons affiliated with government-sponsored or owned commercial enterprises as well as appointed or elected public officials. The recordkeeping provisions require that we and our subsidiaries make and maintain books that, in reasonable detail, reflect our transactions and dispositions of assets and devise and maintain a system of internal accounting controls that enables us to provide reasonable assurance that transactions are properly recorded in accordance with management's authorizations, that transactions are recorded as necessary to permit the preparation of financial statements, that access to our funds and other assets is permitted only in accordance with management's authorizations, and that the recorded accounts for assets are compared periodically with the existing assets to assure conformity. The FCPA requires that we establish and maintain an effective compliance program to ensure compliance with U.S. law. Failure to comply with the FCPA can result in substantial fines and other sanctions.
Anti-Money Laundering, Anti-Terrorism Funding and Economic Sanctions Laws
Anti-money laundering laws, financial record-keeping and reporting laws, and similar legislation and regulations in the jurisdictions where our subsidiaries operate, as well as certain exchanges and self-regulatory organizations impose a variety of rules that require registered broker-dealers to "know your customer" and monitor their customers' transactions for potentially suspicious activities.
The U.S. Treasury Department's Office of Foreign Assets Control ("OFAC"), in connection with its administration and enforcement of economic and trade sanctions publishes lists of individuals and companies, known as "Specially Designated Nationals," or SDNs. Assets of SDNs are blocked, and U.S. companies are generally prohibited from dealing with them. OFAC also administers a number of comprehensive sanctions and embargoes that target certain countries, governments and geographic regions. Under our U.S. Sanctions Compliance Policies and Procedures, we, and in certain instances our subsidiaries, might be prohibited from engaging in transactions involving any individual, entity, country, region or government that is subject to such sanctions. Additionally, our U.S. subsidiary, PrimeEx, operates under its own U.S. Sanctions Compliance Policies and Procedures, which governs its own sanctions compliance activities with its institutional customers and with other FRHC subsidiaries.
FRHC has entered into an agreement with Sum and Substance, a third-party service provider, to use the Sum and Substance all-in-one KYC/AML compliance suite that allows companies to stay compliant while ensuring that users can quickly access services digitally. These services include:
•KYC and AML: ID verification, AML screening, and facematch checks for any jurisdiction.
•Liveness technology: In-house facial biometrics for fast onboarding and continuous checks.
•Video verification: Agent-assisted video verification built to comply with AMLD requirements.
•Chargeback prevention: Verification of payment methods before transactions are made.
The Sum and Substance suite is currently being used by Freedom EU and Freedom Global and it is currently being implemented at our operations in Kazakhstan, Ukraine and Russia. We plan to roll out the Sum and Substance platform so that it is used by all brokerage companies, banks and other companies within our group of companies. Subject to local legislation some of the services might be limited, but such services would be replaced by relevant government services. For example, in Kazakhstan banks use the national government system for biometric identification.
We have entered into the Correspondent Agreement with FFIN Brokerage wherein FFIN Brokerage has agreed to follow sanctions laws and AML controls that are applicable to brokers in the U.S. and EU and has granted us access to its customer records for purposes of compliance monitoring. In accordance with the Correspondent Agreement, our subsidiary Freedom EU conducts random checks on a regular basis of trades received from FFIN Brokerage, whereby it is able to obtain information on, and conduct customer checks on, the beneficial owners who are the beneficiaries of the relevant trades. FFIN Brokerage has its own agreement with Sum and Substance and has already implemented digital onboarding via its website in the scope of liveness, facematch and AML screening. However, we do not currently have direct access to FFIN Brokerage's customer check systems. See "Risk Factors – Risks Related to Our Business and Industry – Our measures to prevent money laundering and/or terrorist financing may not be completely effective."

Foreign Account Tax Compliance Act
The 2010 Foreign Account Tax Compliance Act ("FATCA") was enacted in the U.S. to target non-compliance by U.S. taxpayers using foreign accounts. FATCA requires foreign financial institutions, such as our non-U.S. subsidiaries, to report to the U.S. Internal Revenue Service ("IRS") information about financial accounts held by U.S. taxpayers, or by foreign entities in which U.S. taxpayers hold a substantial ownership interest.
The U.S. has entered into intergovernmental agreements with a number of countries establishing mutually agreed-upon rules for the implementation of the data sharing requirements of FATCA. It has not, however, entered into such an agreement with Russia. As a result, Russia adopted legislation to allow financial institutions to share foreign taxpayer data with foreign tax authorities, such as the IRS, without breaching Russian data protection and confidentiality laws. The Russian legislation sets forth extensive rules relating to when and how the financial institution may gather and share foreign taxpayer information. The Russian legislation establishes extensive monitoring procedures requiring, among other things, the notification to various Russian state bodies by the financial institution of registration with a foreign tax authority, receipt of requests for foreign taxpayer data, and the delivery to Russian state bodies of foreign taxpayer data prior to delivery to a foreign tax authority. Under the legislation, Russian regulators retain the right to prohibit disclosure of foreign taxpayer information in certain instances. Failure to comply with the Russian legislation may result in monetary fines for the financial institution and its officers.
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
Cyprus, Kazakhstan, Ukraine and Uzbekistan have entered into Model 1 intergovernmental agreements with the U.S. containing provisions regulating the process for financial institutions in these countries to collect information on U.S. taxpayer accounts and provide that information to the IRS. In general, the requirements of the agreements concern the analysis of new and existing customer accounts to identify U.S. taxpayers. The agreement requires financial institutions in these countries to identify their customers and analyze their products to identify the accounts of customers affected by FATCA and collect all necessary information to classify those accounts in compliance with the requirements of FATCA. After classifying the accounts, financial institutions are obligated to regularly present information, including name, taxpayer identification number, and account balance, to the local tax authorities for transfer to the IRS. The agreements also address when financial institutions in these countries are required to withhold taxes to be remitted to the IRS. Pursuant to these intergovernmental agreements, our subsidiaries in these countries are required to obtain customer documentation associated with the indicia of his, her, or its U.S. tax residency status as well as related account information in order to report accordingly. The failure to comply with FATCA could result in adverse financial and reputational consequences to us as well as the imposition of sanctions or penalties including responsibility for the taxes on any funds distributed without the proper withholdings set aside.
Russia Regulation
In connection with the Russia/Ukraine Conflict, a number of laws and regulations stemming from Russian countersanctions imposed in the first half of 2022 limit the activities of non-Russian persons in Russia, and Russian domestic banks, brokerages and their clients in several ways:
•Restrictions are directed at the residents of unfriendly nations (those nations imposing sanctions against Russia as a result of the Russia/Ukraine Conflict). These restrictions:
◦curtail the use of securities as a means to withdraw capital from the Russian domestic market; and
◦prohibit targeted persons from participating in organized trading in Russia.
•Restrictions are directed at Russian residents, including Russian domestic banks, brokerage firms, and their clients. These restrictions:

◦curtail the use of securities as a means to withdraw capital from the Russian domestic market; and
◦prescribe limits on the amount and frequency that Russian brokerage clients and their servicing brokers may transfer foreign currencies (non-ruble) and securities to foreign banks and financial organizations.
•Restrictions are directed at the Russian securities market to limit the types of trading Russian brokers can execute on foreign exchanges and prohibitions against trading in the securities of certain designated issuers on domestic stock exchanges.
In addition to the above countersanctions-related regulations that have and may continue to impact our business, our Russian subsidiaries are also subject to Russian securities market and banking regulations discussed below.
Russian Securities Market Regulation
Freedom RU undertakes several types of professional activities in the Russian securities market, including brokerage activity, depositary activity, dealer activity and portfolio management activity. These activities are principally regulated by Federal Law N 39-FZ dated 22 April 1996 "On Securities Market" (as amended) (the "Russian Securities Market Law") and regulations of the CBR.
According to the Russian Securities Market Law, in order to perform the functions of a securities broker, dealer or forex dealer, registrar, securities manager or to provide custody services (other than acting as a paying agent) in Russia, an organization must obtain a license from the CBR. The operations of Russian banks and other financial institutions in the securities market in Russia are subject to Russian securities laws and regulations adopted by the CBR or its predecessors that govern the activities of brokers, dealers, forex dealers, securities managers, registrars and securities custodians, and the relations between professional market participants and investors. The CBR also oversees the compliance of all professional market participants, including banks, with the Russian securities laws and regulations.
Freedom RU as a professional participant of the Russian securities market currently holds the following licenses:
•No. 045-13567-001000 dated May 19, 2011 for carrying out activity in managing securities (without limitation as to period of validity);
•No. 045-13561-100000 dated May 19, 2011 for carrying out broker activity (without limitation as to period of validity);
•No. 045-13564-010000 dated May 19, 2011 for carrying out dealer activity (without limitation as to period of validity); and
•No. 045-13570-000100 dated May 19, 2011 for carrying out depositary activity (without limitation as to period of validity).
Freedom Bank RU as a professional participant of the Russian securities market currently holds the following licenses:
•No. 045-14032-001000 dated July 26, 2017 for carrying out activity in managing securities (without limitation as to period of validity);
•No. 045-14030-100000 dated July 26, 2017 for carrying out broker activity (without limitation as to period of validity);
•No. 045-14031-010000 dated July 26, 2017 for carrying out dealer activity (without limitation as to period of validity); and
•No. 045-14033-000100 dated July 26, 2017 for carrying out depositary activity (without limitation as to period of validity).
More recently, new amendments to the Russian Securities Market Law were introduced. These amendments require that brokers carry out test-based admission procedures with respect to investors that are not qualified investors before such customers may invest in certain foreign securities, structured instruments or enter into repo and derivatives transactions.

Russian Banking Regulation
Federal Law No. 395-1 "On Banks and Banking Activity" dated December 2, 1990, as amended (the "Banking Law") and Federal Law No. 86-FZ "On the Central Bank of the Russia (Bank of Russia)" dated July 10, 2002, as amended (the "CBR Law") are the principal laws regulating banking activities in Russia.
The CBR is the primary authority responsible for the regulation of banking institutions in Russia and also acts as Russia's central bank. Under the Central Bank Law, Banking Law and Federal Law No. 173-FZ "On Currency Regulation and Currency Control" dated December 10, 2003, as amended, the CBR is authorized to adopt implementing regulations on various banking and currency control issues. The CBR has actively used this authorization in recent years, creating a detailed and extensive body of regulations. Freedom Bank RU holds General License No.1143 dated November 16, 2021 for performing banking and other operations.
The Banking Law is the principal law regulating the Russian banking sector. Among other things, it defines credit organizations, sets forth the list of banking operations and other transactions that credit organizations may perform and establishes the framework for the registration and licensing of credit organizations and the regulation of banking activity by the CBR.
The Banking Law and the CBR Law introduce a multi-level banking system in Russia. Starting from June 1, 2017, banking licenses have divided into basic and universal depending on the size of a bank's own funds. The own funds of a bank with a basic banking license must not be less than RUB 300 million. A bank having a basic license is unable to perform certain kinds of banking operations with foreign persons, such as placing of funds deposited with it by individuals and legal entities on its behalf and for its own account, taking precious metals as deposits and placing them, issuing bank guarantees or acting as a surety, leasing operations, acquiring claims against foreign persons, as well as to open a correspondent account with a foreign bank, save for the purposes of participating in foreign payment systems.
In accordance with Federal Law No. 135-FZ "On Protection of Competition" dated July 26, 2006, as amended, the FAS regulates mergers and acquisitions of stakes in excess of 25%, 50% and 75% of the total voting shares in credit organizations established in the form of joint stock companies, participation interests representing one-third, one-half and two-thirds of the charter capital of credit organizations established in the form of limited liability companies and acquisitions of certain shares of credit organizations' assets or rights to determine conditions relating to their activities. In addition, CBR approval is required for the acquisition of or setting up of a trust management over stakes in excess of 10% of the total voting shares in Russian credit organizations and any subsequent increases of ownership/trust holding above the thresholds of 25%, 50% and 75% of shares or the acquisition of 100% of share capital.
Banks in Russia are also subject to a number of laws and regulations that regulate, among other matters, accounting practices, anti-money laundering, currency exposure, financial consumer protection, data protection and payment services.
Protection of Customer Assets
Our business is subject to extensive oversight by regulators around the world relating to, among other things, the fair treatment of customers, safeguarding of customer assets and our management of customer funds. Freedom EU is subject to the Markets in Financial Instruments Directive ("MiFID") and/or related regulations and must, when holding funds belonging to customers, make adequate arrangements to safeguard the rights of customers and maintain their records and accounts in a way that ensures their accuracy. As a licensed Kazakhstan broker, Freedom KZ is obliged to maintain segregated accounting of its own and customers' assets, additionally Kazakhstan law provides that customers' assets and funds are not included in a liquidation estate. Freedom Global is subject to Astana International Financial Center business rules and is required to have systems and controls in place to ensure the proper safeguarding of customer assets which includes conducting proper due diligence of the third parties in which customer assets will be held and confirming that the laws and regulations that govern such third parties are appropriate.
Data Privacy and Cyber Security
As part of our business, we routinely receive sensitive and confidential information from our clients. We also collect personal information from our prospective and current employees, as permitted by employment laws and regulations. We are subject to laws and regulations in relation to the privacy of such information in the various jurisdictions where we conduct business or have customers. These include the laws of Kazakhstan, the EU/UK, Russia and the US, as well as the rules and regulations of their various state agencies and self-regulatory organizations.

These laws include the EU/UK's data privacy and security framework titled the General Data Protection Regulations, Kazakhstan's law on Personal Data and its Protection, Russia's laws on Personal Data and Information, Information Technologies and Information Protection, as well as the laws of a number of states in the U.S. These laws, rules and regulations require us to maintain high standards for personal data collection, processing, and retention and impose strict standards for reporting data breaches. They also provide for potentially significant penalties for non-compliance. For a discussion of risks related to data privacy and cyber security, see "Risk Factors" in Part I Item 1A in this annual report.
MONETARY POLICY
Our earnings are and will be affected by domestic economic conditions and the monetary and fiscal policies of the governments of Kazakhstan, Kyrgyzstan, Russia, Uzbekistan, Ukraine, Azerbaijan, Cyprus and the U.S. The monetary policies of these countries may have a significant effect upon our operating results. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.
AVAILABLE INFORMATION
Our investor relations website is located at https://ir.freedomholdingcorp.com. We use our investor relations website as a channel for disclosing material non-public information and for complying with SEC Regulation FD and our other disclosure obligations. In addition to our investor relations website, our subsidiaries maintain corporate websites and we may use social media to communicate with the public. It is possible that information we post on social media could be deemed to be material to investors. Accordingly, investors should monitor the website, in addition to following our press releases and SEC filings. We are subject to the reporting requirements of the Exchange Act. Reports filed with or furnished to the SEC pursuant to the Exchange Act, including annual and quarterly reports, are available free of charge, through our website. We make them available on our website as soon as reasonably possible after we file them with the SEC. The reports we file with or furnish to the SEC are also available on the SEC's website (www.sec.gov). Our corporate governance policies, code of ethics and Board committee charters are also posted on our investor relations website. The content of our website, the websites of our subsidiaries, and the information we communicate through social media is not intended to be incorporated by reference or otherwise included into this annual report or in any other report or documents that we file with the SEC.
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
Risks Related to the Russia/Ukraine Conflict:
•Our business and operations have been materially adversely affected by the ongoing Russia/Ukraine Conflict.
•Economic sanctions related to the Russia/Ukraine Conflict may have a material adverse impact on our business, financial condition and result of operations.
•Non-compliance with U.S., UK, EU, Russian or other sanctions programs could adversely impact our company.
•The Russia/Ukraine Conflict and sanctions could adversely affect our client base and revenues.
•The Russia/Ukraine Conflict has and may continue to have an adverse effect on our operating results.
•We expect to experience contraction of our business operations.
Risks Related to Our Business and Industries:

•We operate in highly regulated industries.
•As a U.S. public company listed on Nasdaq we have substantial regulatory reporting obligations.
•We are subject to risks related to anti-corruption laws in effect in the United States and the non-U.S. jurisdictions where we conduct business.
•The countries in which we operate have changing regulatory regimes, regulatory policies, and interpretations.
•Our relatively limited operational history has coincided with sustained market growth which may not be predictive of future operating results.
•Increased competition in the markets in which we operate may result in a decrease in our market share and/or profitability.
Risks Related to Our Securities and Banking Business Activities:
•Failure to meet capital adequacy and liquidity guidelines could affect the financial condition and operations of our subsidiaries.
•We may suffer significant losses from credit exposures.
•Our businesses have been and may in the future be adversely affected by disruptions or lack of liquidity in the credit markets, including reduced access to credit and higher costs of obtaining credit.
•Reductions in our credit ratings or an increase in our credit spreads may adversely affect our business, liquidity and cost of funding.
•Our investments can expose us to a significant risk of capital loss.
•We may need to raise additional capital, and we cannot be sure that additional financing will be available or available on attractive terms.
•We are dependent upon our relationships with third party U.S.-registered securities broker-dealer and clearing firms to receive and transmit securities and funds internationally.
•We rely on our relationship with FFIN Brokerage for a significant percentage of our revenue, and as a result of the Russia/Ukraine Conflict the future prospects of FFIN Brokerage are uncertain.
•We may suffer significant loss from changes in the KASE's requirements related to the discount coefficients on the securities in securities repurchase transactions.
•Our measures to prevent money laundering, terrorist financing, and sanction violations may not be completely effective.
Risks Related to our Business in Emerging Markets:
•Emerging markets, such as many of the markets in which we operate, are subject to greater risks than more mature markets, including significant political, economic and legal risks.
•We are exposed to foreign currency fluctuation risks.
•We face interest rate change risks.
•The economies of Kazakhstan and other countries in which we operate are vulnerable to external shocks and fluctuations in the global economy.
•Kazakhstan's economy is vulnerable to internal social/political unrest.
•Economic and political instability in the Russian Federation could have an adverse effect on our business.
Taxation Risks Related to our International Operations:

•Global anti-offshore measures could adversely impact our business.
•Frequent tax law changes in the regions where we conduct operations could affect our business in and the value of our investments.
•Russian transfer pricing legislation may require pricing adjustments and impose additional tax liabilities.
•Russian anti-offshore measures expose us to tax liability risks.
•Uncertainties and ongoing changes in Kazakhstan's tax regime may have an adverse impact on our business.
•Changes in regulations related to taxes on stock transfers and other financial transactions could reduce the volume of market transactions and impact our business.
Risks Related to Our Corporate Structure and Internal Operations:
•We are in process of restructuring the ownership of our subsidiaries and undergoing a related corporate restructuring, and the approval, completion and consequences of these plans cannot be assured.
•As a diversified holding company with few operations of our own we are reliant on the operations of our subsidiaries to fund holding company operations.
•As a "controlled company" under Nasdaq rules, we qualify for exemptions from certain corporate governance requirements that may adversely affect our stock price.
•The interests of our controlling shareholder may conflict with those of other shareholders.
•Civil liability may be difficult or impossible to enforce against us.
•We are dependent on our executive management team, particularly Timur Turlov, and our ability to hire and retain skilled personnel.
•We may not be able to properly manage our growth.
•We anticipate that acquisitions will continue to play a key role in our growth strategy, but we may be unable to identify, acquire, close or integrate acquisition targets successfully.
Risks Related to Information Technology and Cyber Security:
•Our broker-dealer, financial services, and banking operations are highly dependent on the continued and proper functioning of our information technology systems.
•We interact with large volumes of sensitive data that exposes us to IT breach and other data security risks and liabilities.
•The infrastructure on which our IT systems depend is subject to events that could interrupt our ability to operate.
•Failure of third-party systems and operations on which we rely could adversely affect our business.
•To remain competitive, we must keep pace with rapid technological change.
Risks Related to Ownership of Our Securities:
•The price of our common stock has fluctuated historically and may be volatile.
•Future offerings of securities which would rank senior to our common stock may adversely affect the market price of our common stock.
•We do not intend to pay dividends on our common stock for the foreseeable future and, consequently, our stockholders' ability to achieve a return on their investment will depend on appreciation in the price of our common stock.
General Business Risks:

•We are subject to risks of litigation, and administrative and regulatory action arising from our operating activities.
•Extraordinary events beyond our control could negatively impact our business.
•The outbreak of the COVID-19 pandemic has impacted and the ongoing endemic might continue to impact the global economy, global financial markets and our business, financial condition, and results of operations.
Risks Related to the Russia/Ukraine Conflict
Our business and operations have been materially adversely affected by the ongoing Russia/Ukraine Conflict.

We have significant operations in Russia. The ongoing Russia/Ukraine Conflict, and the responses of governments and multinational businesses to it, have created critical challenges for our business and operations, both in Russia and globally. These factors, including the specific risks outlined below, may materially adversely affect our business, financial condition, results of operations and trading price.

Economic sanctions related to the Russia/Ukraine Conflict may have a material adverse impact on our business, financial condition and result of operations.

In connection with the Russia/Ukraine Conflict, broad-based sanctions (including asset-freeze/blocking sanctions) have been imposed by the U.S., UK, EU, and numerous other governments targeting Russia, including but not limited to major Russian banks, the CBR, certain other Russian companies, Russian parliament members and certain members of the Russian elite and their families. Select Russian banks have also been disconnected from the SWIFT financial transfers system. The sanctions have also banned primary and/or secondary trading of Russian sovereign debt and selected other securities of Russian issuers. In addition, many private businesses are taking a cautious approach to sanctions compliance and have adopted policies more restrictive than are strictly required by the applicable rules. A number of international businesses are taking a conservative approach and are restricting or eliminating their business with and supply to any parties in Russia at this time. It is possible that additional sanctions may be imposed, which may include additional or new asset-freezing/blocking sanctions of Russian individuals (SDNs) or Russian companies (including other systemically important companies and banks), a prohibition on the conversion of RUB into USD, EUR or GBP, and the disconnection of additional Russian banks from the SWIFT financial transfers system. The multinational sanctions may be expanded to include additional persons and sectors of the Russian economy.

In response to international sanctions, Russia has issued countersanctions against “unfriendly states” (i.e., countries imposing sanctions on Russia). Although neither FRHC nor any of its group companies is a target of sanctions, these restrictions and policies may limit the ability of certain of our businesses to enter into agreements with international parties and may make it more difficult for us to enter into agreements with other counterparties, who may refuse to work with us because of the geopolitical situation.

Examples of additional sanctions measures that could affect our business include:

•sanctions directly targeting one or more of our subsidiaries, board members, or senior executives;

•expanding the scope of sanctioned activities or transactions;

•designating parties with whom we have or may have significant business relationships as “specially designated nationals” or “blocked” parties, meaning that all dealings with them by the U.S., UK and/or EU persons, or persons from other countries which impose economic sanctions, or involving items or technologies from these jurisdictions would be prohibited;

•expanding sanctions to cover entities that are less than 50% owned or controlled by a sanctioned party; or

•adopting corporate policies that prohibit or restrict business activities with us because we conduct business with Russian persons not subject to any sanctions.

In addition, should there be a large scale expansion of Russia-related sanctions by the U.S. to make them applicable to private sector financial institutions in Russia or to Russia’s banking system generally, this could negatively affect our Russian subsidiaries by limiting or prohibiting their access to the U.S. financial system or financial markets. A large scale expansion of Russia-related sanctions by the United States or other countries or regions may also negatively affect the Russian economy and investment climate, and cause deterioration of the Russian financial markets. The impact of any such expansion would depend on the nature of such sanctions. While we have decided to divest our interest in our Russian subsidiaries, the timing of such divestiture is uncertain and is subject to factors beyond our control.

Until the planned divestiture is completed, our Russian subsidiaries will continue to be subject to material risks in relation to the sanctions discussed above.

Non-compliance with U.S., UK, EU, Russian or other sanctions programs could adversely impact our company.

We are committed to compliance with all applicable economic sanctions, including those related to the Russia/Ukraine Conflict.

U.S. economic sanctions include prohibitions (“primary” sanctions) that are generally administered and enforced by OFAC. With the exception of OFAC’s Iran and Cuba sanctions programs these prohibitions apply to U.S. Persons, including companies organized under the laws of the United States and their overseas branches, but do not apply to non-U.S. subsidiaries of U.S. Persons. U.S. economic sanctions also include “secondary” sanctions that make certain activities of non-U.S. companies sanctionable under U.S. statutes such as the Countering America’s Adversaries Through Sanctions Act (“CAATSA”). These sanctions are administered by OFAC and/or the U.S. Department of State. The Company requires its subsidiaries to fully comply with all U.S. primary sanctions that are applicable to such subsidiaries and/or to transactions in which they are involved and to refrain from participation in any conduct that is sanctionable under U.S. secondary sanctions.
Because we are a U.S. domiciled holding company that operates through our subsidiaries, we are obliged to comply with Ukraine/Russia-related sanctions imposed by the U.State., but those sanctions do not apply to the fully independent activities of our non-U.S. subsidiaries where there is no U.S. nexus. If, however, it were determined that we facilitated activities of our subsidiaries that are prohibited under U.S. sanctions our U.S. holding company could be subject to civil or criminal penalties under OFAC regulations. In addition, non-U.S. companies that cause U.S. companies to violate OFAC regulations may be subject to enforcement action and thereby the imposition of civil or criminal penalties. This could occur, for example, if one of our subsidiaries were to process a U.S dollar transaction involving sanctioned securities through the U.S. financial system. The risk of noncompliance may arise in connection with international transactions conducted in U.S. dollars, transfers to or from U.S. bank accounts, or dealings with U.S. broker-dealers.
In the event that we believe or have reason to believe that our employees, agents or independent contractors have or may have caused us or any of our subsidiaries to violate applicable economic sanctions laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which could be costly and require significant time and attention from senior management. Non-compliance with these laws may result in criminal or civil penalties, which could disrupt our business and result in a material adverse effect on our financial condition, results of operations, and cash flows and cause significant brand or reputational damage.
Sanctions are subject to rapid change and it is also possible that new direct or indirect secondary sanctions could be imposed by the U.S. or other jurisdictions without warning in relation to the Russia/Ukraine Conflict. The extent of current sanctions measures, not all of which are fully aligned across jurisdictions, further increases operational complexity for our business and increases the risk of making errors in managing day-to-day business activities within the rapidly evolving sanctions environment.

New multinational sanctions as well as countersanctions by the Russian government could also result in differences between the local application and/or implementation of relevant requirements in our planned divestiture of our Russian subsidiaries and related corporate restructuring (as we are required to adhere to local law).

We are monitoring closely the developing sanctions environment, including Russian countersanctions, and utilizing dedicated corporate governance structures and in-house and outside advisors as and when required to ensure our continued compliance. However, we cannot assure that we can remain in compliance with all sanctions and countersanctions.

The Russia/Ukraine Conflict and sanctions could adversely affect our client base and revenues.

Historically, a large portion of our trading volume has been derived from individuals and qualifying institutions in Russia, through foreign accounts, including accounts held with FFIN Brokerage. Although we are divesting our Russian subsidiaries, we anticipate that we will continue to generate fee and commission income from trading activity originated by Russians not subject to any sanctions prohibitions or other legal restrictions through their foreign accounts.

The current geopolitical crisis and responses to it have materially and adversely impacted the macroeconomic climate in Russia and the surrounding region, resulting in significant currency rate volatility, the imposition of currency controls, capital flight, materially increased interest rates and inflation, and the withdrawal of or reduction of business by a number of Western businesses from the Russian market, which may lead to reduced investment confidence and investment spending by affected Russians. Further, there is a risk that new international sanctions and new countersanctions measures may curtail the ability of our Russian investors to trade through foreign accounts or in foreign securities, or our ability to facilitate any trading through our non-Russian subsidiaries or FFIN Brokerage. If investment spending by Russian holders of foreign trading accounts occurs, it would result in material reductions in our revenues.
The Russia/Ukraine Conflict has and may continue to have an adverse effect on our operating results.
In quarter four of our 2022 fiscal year, coinciding with the Russia/Ukraine Conflict, we had negative trends in certain of our operating results. For example, we had a net loss of $38.6 million on foreign exchange operations. We attribute this loss to the decline in the value of the Russian ruble and Kazakhstan tenge against the U.S. Dollar during the quarter in connection with the Russia/Ukraine Conflict and its geopolitical consequences. Further, during our fourth fiscal quarter 2022, we recognized a decrease in net gain on trading securities of $107,883 as a result of revaluation of securities in our proprietary investment accounts, which we ultimately attribute to effects stemming from the Conflict.

While the Russian ruble and Kazakhstan tenge have strengthened since the end of our fourth quarter 2022, there is no assurance that this trend will continue and we do not know what future macroeconomic effects the Russia/Ukraine Conflict will have on currencies and the resulting effects on our financial results.

More generally, the impact of the Conflict on us, from both a financial and non-financial risk perspective will depend on future developments. The Conflict may have significant negative economic consequences not only for the Russian economy but also for other countries and regions including Europe and the U.S. In particular, the Conflict has the potential to continue impacting the already stressed energy price situation in Europe and the U.S. which could lead to inflationary pressures and economic slowdown which would adversely affect our brokerage business and the revenue we derive from it.
We expect to experience contraction of our business operations.
Historically we have experienced significant growth. However, in light of the ongoing effect of the Russia/Ukraine Conflict, and potential collateral impacts, we could experience a contraction of our business. In addition, following our planned divestiture of our Russian subsidiaries, we will no longer generate revenues from Russia and the scale of our operations will contract significantly. As of March 31, 2022, our Russian subsidiaries had 43 offices and branches and 1,717 employees.We cannot assure that our historical growth patterns or recent and planned acquisitions will offset potential declines. In addition, there can be no assurance that our management and key employees will successfully manage business contraction. For additional information regarding the financial results of our Russian subsidiaries see "Planned Divestiture of our Russian Subsidiaries" in "MD&A" in Part II, Item 7.
Risks Related to Our Business and Industries
We operate in highly regulated industries.
Our business, through our various subsidiaries, is subject to extensive government regulation, licensing and oversight in multiple jurisdictions. This includes but is not limited to laws, regulations and rules or other obligations concerning securities brokerage, securities trading, investment banking, commercial banking, credit, deposit taking, margin lending, foreign currency exchange, privacy, cross-border and domestic money transmission, sanctions, cyber security, data governance, fraud detection, data protection, antitrust and competition, banking secrecy, consumer protection, payment services (including payment anti-money laundering processing and settlement services), counter-terrorist financing and economic and trade sanctions. For example, our subsidiary Freedom KZ is qualified as both a banking holding company and an insurance holding company, subjecting it to banking and insurance regulations in Kazakhstan.

As we introduce new products and services and expand existing product and service offerings we may be subjected to additional regulations, restrictions, licensing requirements and related regulatory oversight.
Further, the various jurisdictions in which our subsidiaries operate may impose different or even conflicting obligations than those applicable to us or our other subsidiaries or any of our affiliates. For example, laws regulating the internet, mobile, and related technologies used by our subsidiaries outside of the U.S. often impose different, more specific, or even conflicting obligations, as well as broader liability.
In addition, certain transactions that may be prohibited by economic sanctions regulations of U.S. Department of Treasury's Office of Foreign Assets Control ("OFAC") if undertaken by us or in the United States may be permissible if undertaken independently by a non-U.S. subsidiary where there is no U.S. nexus. Also, our Kazakhstan brokerage operates in the regulatory frameworks of both Kazakhstan and the Astana International Financial Centre ("AIFC"). Governing law of the AIFC is based on principles of English law, where Kazakhstan legislation is civil law. Civil law is very different from English law. Operation in these two essentially different frameworks exposes our Kazakhstan brokerage to additional regulatory risks and periodically raises conflicts of regulations when Kazakhstan's laws conflict with AIFC regulations. Neither the Kazakhstan nor AIFC authorities have yet provided any clarification on the matter. These inconsistencies may potentially result in disputes and liability.
U.S. sanctions and all non-U.S. sanction regimes, anti-money laundering (AML) and other compliance matters represent regulatory compliance risk for us. A failure or perceived failure to comply with applicable laws, rules, regulations, or orders of any cognizant government authority may subject us, our subsidiaries or any of our affiliates to investigation, which may involve extensive legal-related costs. A finding of noncompliance could result in criminal or civil enforcement in one or more jurisdictions leading to significant fines or penalties, including forfeiture of assets; result in additional compliance and licensure requirements; result in loss of existing licenses or prevent or delay obtaining additional licenses that may be required for our business; increase regulatory scrutiny; restrict our operations, require that we change certain business practices, or make product or operational changes; increase expenses; and delay planned transactions, product launches or improvements. Any of the foregoing could, individually or in the aggregate, adversely affect our business, results of operations and financial condition.
We and our subsidiaries have implemented policies and procedures designed to ensure compliance with applicable laws and regulations. Notwithstanding these measures, it is possible that our employees, contractors, and agents could nevertheless breach such laws and regulations. We may be subject to legal claims from our customers and counterparties, as well as regulatory actions brought against us by the regulators, self-regulatory agencies and supervisory authorities that oversee and regulate the industries in which we operate. From time to time, we have been, and in the future may be subject to investigations, regulatory proceedings, fines and penalties brought by regulators. We may be subject to employment-related claims and disputes with taxing authorities and other claims. We are also subject to laws and regulations governing anti-corruption, anti-bribery, and economic and trade sanctions.
Due to facts that we collect personal information of our customers and have a presence in a number of countries, we are also subject to data protection laws in various jurisdictions, which may require significant compliance efforts and could result in liability for violations in other jurisdictions. For example, the General Data Protection Regulation (the GDPR) came into force in 2018 in the EU and requires entities processing the personal data of individuals in the EU to meet certain requirements regarding the handling of that data. Although we believe that we are taking all necessary steps to comply with the GDPR and other applicable data protection laws, if we fail to interpret or comply with all requirements of these laws, we may be held liable.
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
As a U.S. public company listed on Nasdaq we have substantial regulatory reporting obligations.
We are subject to extensive corporate governance, reporting and accounting disclosure requirements under U.S. securities laws and regulations of the SEC. These laws, as well as the listing standards of Nasdaq, impose certain compliance requirements, costs and obligations on listed companies. This requires a significant commitment of resources and management oversight. The expenses associated with being a public company include auditing, accounting and legal fees and expenses, investor relations expenses, increased directors' fees, registrar and transfer agent fees and listing fees, as well as other expenses.

Failure to comply with Sarbanes-Oxley Act or Dodd-Frank Act could potentially subject us to sanctions or investigations by the SEC or other regulatory, exchange or market authorities, and related penalties, fines and litigation.
We are subject to risks related to anti-corruption laws in effect in the United States and the non-U.S. jurisdictions where we conduct business.
We are subject to the U.S. Foreign Corrupt Practices Act ("FCPA") and similar non-U.S. anti-corruption laws that generally prohibit companies and their intermediaries from making improper payments or providing anything of value to influence foreign government officials for the purpose of obtaining or retaining business or obtaining an unfair advantage.
Recent years have seen a substantial increase in the global enforcement of anti-corruption laws, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings, resulting in record fines and penalties, increased enforcement activity, and increases in criminal and civil proceedings brought against companies and individuals.
We operate through subsidiaries in Kazakhstan, Russia, Ukraine, Kyrgyzstan, Uzbekistan, Azerbaijan, Armenia, the EU, UAE, UK and U.S., Germany, and Cyprus including representative offices of our Cyprus broker in Greece, France and Spain. Enforcement officials generally interpret anti-corruption laws to prohibit, among other things, improper payments to government officials such as those of the CBR, the Agency of the Republic of Kazakhstan for Regulation and Development of the Financial Market (the "ARDFM"), the Cyprus Securities and Exchange Commission (the "CySEC"), Federal Financial Supervisory Authority ("BaFIN") the Center for Coordination and Development of Securities Market of the Republic of Uzbekistan and the National Commission on Securities and Stock Market of Ukraine, the Financial Industry Regulatory Authority ("FINRA") which are the principal regulatory bodies that control and monitor our operations in the respective countries in which we operate. Our internal policies and those of our subsidiaries provide for training and compliance with all applicable anti-corruption laws and regulations. Despite our training and compliance programs, it is possible that our employees, agents or independent contractors may cause us or a subsidiary to violate applicable laws. In the event that we believe or have reason to believe that our employees, agents or independent contractors have or may have caused us or a subsidiary to violate applicable anti-corruption laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be costly and require significant time and attention from senior management. Non-compliance with these laws may result in criminal or civil penalties, which could result in a material adverse effect on our business, financial condition, and result of operations.
The countries in which we operate have changing regulatory regimes, regulatory policies, and interpretations.
The countries in which we operate have differing, and sometimes conflicting, regulatory regimes governing the delivery of financial services in each country, the transfer of funds to and from such countries, and other aspects of the broker-dealer, finance, investment, banking, and insurance industries. In some jurisdictions where we operate, these provisions were promulgated during changing political circumstances, are continuing to change, and may be relatively untested, particularly insofar as they apply to foreign investments by residents of various countries.
Therefore, there may exist little or no administrative or enforcement history or established practice that can aid us in evaluating how the regulatory regimes may impact our operations or our customers. It is possible that governmental policies will change or that new laws and regulations, administrative practices or policies, or interpretations of existing laws and regulations including those governing capital, liquidity, leverage, long-term debt, margin requirements, restrictions on leveraged lending or other business practices, reporting requirements and tax burdens will materially and adversely affect our activities in one or more of the countries where we operate. Further, since the history and practice of industry regulation is limited in a number of jurisdictions where we operate, our activities may be particularly vulnerable to the decisions and positions of individuals, who may change, be subject to external pressures, or administer policies inconsistently. Internal bureaucratic politics may have unpredictable and negative consequences. If we fail to develop and maintain good working relationships with local regulators, or a local regulator determines that we have violated local laws in a particular market it could negatively impact our businesses in that market and our reputation generally.
Our revenue and profitability could be affected by changes to rules and regulations that impact the business and financial communities generally, including changes to the laws governing foreign ownership, electronic commerce, customer privacy and security of customer data. In addition, changes to laws, rules and regulations or changes in the enforcement of existing laws, rules or regulations, could:
•limit the lines of business we conduct;
•require us to reduce our ownership stake in a subsidiary;

•compel us to terminate certain lines of business in affected jurisdictions;
•result in material cost increases including our cost of capital;
•otherwise adversely affect our ability to compete effectively with other institutions that are not similarly impacted;
•require us to modify existing business practices;
•force us to relocate operations or personnel;
•require us to invest significant management attention and resources and legal costs to evaluate and make necessary changes to our compliance, risk management, treasury and operations functions;
•make it uneconomical for us to provide certain services in particular countries; and
•influence how we manage our capital and liquidity.
Our relatively limited operational history has coincided with sustained market growth which may not be predictive of future operating results.
Our legacy brokerage operations were merged into the Company, which is a Nevada-incorporated holding company, in several stages between November 2015 and 2017, and we have grown rapidly over the last several years. For example, total net revenue was $121.9 million in the fiscal year ended March 31, 2020 and has sustained growth each year up to current total net revenue of $564.7 million in the fiscal year ended March 31, 2022. Although this growth has been sustained over several years, our operational life has been relatively limited compared to longer term market and macroeconomic cycles. Our operating history has coincided with a period of general growth in the U.S. equity markets, as well as growth in the financial services and technology industries in which we operate. We therefore have not experienced any prolonged downturn or slowdown in macroeconomic or industry growth or any significant downturn in U.S. equity markets and cannot assure that we will be able to respond effectively to any such downturn or slowdown in the future. As such our recent growth should not be considered indicative of our future performance. Further, as a result of the limited operating history of the Company in its current form, and our rapid growth during sustained favorable market and economic conditions, we have limited financial data that can be used to evaluate our future prospects, which subjects us to a number of uncertainties, including our ability to plan for, model and manage future growth and risks.
Increased competition in the markets in which we operate may result in a decrease in our market share and/or profitability.
We face aggressive competition in each of the markets where we offer our services. We compete with international, regional and local brokerage, banking, and financial services firms that offer an array of financial products and services. The retail brokerage and financial services firms with which we principally compete for customers include: Halyk Finance, BCC Invest and First Heartland Securities in Kazakhstan; eToro (Europe) Ltd and Interactive Brokers in Cyprus. While there are many large banks in Kazakhstan, we regard our principal banking competitors in Kazakhstan as Kaspi Bank and Altyn Bаnk. Many of the firms with which we compete are larger, provide additional and more diversified services and products, provide access to more international markets, and have greater technical, and financial resources. If we fail to compete effectively with other retail brokerage and financial services firms, or potential new entrants to the market, this could have a material adverse effect on our business, results of operations, and financial condition.
Risks Related to Our Securities and Banking Business Activities
Failure to meet capital adequacy and liquidity guidelines could affect the financial condition and operations of our subsidiaries.
As a condition of maintaining our licenses to conduct brokerage and banking activities, some of our subsidiaries must meet ongoing capital and liquidity standards, which are subject to evolving rules and qualitative judgments by government regulators regarding the adequacy of their capital and internal assessment of their capital needs. These net capital rules may limit the ability of each subsidiary to transfer capital to us. New regulatory capital, liquidity, and stress testing requirements may limit or otherwise restrict how each subsidiary utilizes its capital and may require us to increase our capital and/or liquidity or to limit our growth. Failure by our subsidiaries to meet minimum capital requirements could result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could adversely affect the licenses of our subsidiaries, as well as our business, financial condition, and results of operations.

We may suffer significant losses from credit exposure.
We are exposed to credit risk, primarily from institutions and individuals through the brokerage services we offer. We incur credit risk in a number of areas, including margin lending. We extend margin loans to our customers. As of March 31, 2022, we had margin lending receivables in the amount of $349.2 million. When we purchase securities on margin, enter into securities repurchase agreements or trade options or futures, we are subject to the risk that we, or our customers, may default on those obligations when the value of the securities and cash in our own proprietary or in the customers' accounts falls below the amount of the indebtedness. Abrupt changes in securities valuations and the failure to meet margin calls could result in substantial financial losses. Margin loans are collateralized by cash and securities in the customers' accounts. The risks associated with margin credit increase during periods of fast market movements, or in cases where collateral is concentrated and market movements occur. During such times, customers who utilize margin loans and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of a liquidation. We are also exposed to credit risk when our customers execute transactions, such as short sales of options and equities that can expose them to risk beyond their invested capital. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. The amount of risk to which we are exposed from the margin lending we extend to our customers and from short sale transactions by our customers is potentially unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers' positions if their equity falls below established margin requirements.
We also have exposure to credit risk from our digital mortgage program. Although we take part in a government mortgage program whereby the Kazakhstan government funds the amount of approved mortgages, we service the mortgages and remain liable for mortgage in the event of default, but we are protected by our security interest in the real property. As such, significant mortgage defaults in Kazakhstan could adversely affect our banking operations and the ultimate success of our digital mortgage product.
We have exposure to credit risk associated with our proprietary investments. We rely on the use of credit arrangements as a significant component of our trading strategy. Our investments are subject to price fluctuations as a result of changes in the financial markets' assessment of credit quality. Loss in securities value can negatively affect our financial performance and earnings if our management determines that such securities are other-than-temporarily-impaired (OTTI). The evaluation of whether OTTI exists is a matter of judgment, which includes the assessment of several factors. If our management determines that a security is OTTI, the cost basis of the security may be adjusted, and a corresponding loss may be recognized in current earnings. Deterioration in the value of securities held in our proprietary portfolio could result in the recognition of future impairment charges. Even if a security is not considered OTTI, if we were forced to sell the security sooner than intended, we may have to recognize an unrealized loss at that time.
While we have policies and procedures designed to manage credit risk, the policies and procedures may not be fully effective to protect us against the risk of loss.
Our businesses have been and may in the future be adversely affected by disruptions or lack of liquidity in the credit markets, including reduced access to credit and higher costs of obtaining credit.
Widening credit spreads, as well as significant declines in the availability of credit, have in the past adversely affected our ability to borrow on a secured and unsecured basis and may do so in the future. We fund ourselves on an unsecured basis by issuing long-term debt by raising deposits at our bank subsidiaries, by issuing hybrid financial instruments and by obtaining loans or lines of credit from commercial or other banking entities. We seek to finance many of our assets on a secured basis. Any disruptions in the credit markets may make it harder and more expensive to obtain funding for our businesses. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which could reduce our profitability, particularly in our businesses that involve investing, lending and market making.
Our customers engaging in mergers, acquisitions and other types of strategic transactions often rely on access to the secured and unsecured credit markets to finance their transactions. A lack of available credit or an increased cost of credit can adversely affect the size, volume and timing of our customers' merger and acquisition transactions, particularly large transactions, and adversely affect our financial advisory and underwriting businesses.

Our credit businesses have been and may in the future be negatively affected by a lack of liquidity in credit markets. A lack of liquidity reduces price transparency, increases price volatility and decreases transaction volumes and size, all of which can increase transaction risk or decrease the profitability of these businesses.
Reductions in our credit ratings or an increase in our credit spreads may adversely affect our business, liquidity and cost of funding.
As a result of the Russia/Ukraine Conflict, the long-term issuer credit ratings issued by Standard & Poor's of each of Freedom KZ, Freedom KZ Bank, Freedom Global and Freedom EU were lowered from "B" (stable outlook) to "B-" (with negative implications) and the credit rating of Freedom RU was downgraded to "CCC-" (with negative implications) and later withdrawn. Continuing aggression by Russia and global unrest could result in further ratings downgrades. Decreases in the credit rating of Freedom KZ or its upstream owners may affect Freedom KZ's brokerage license and impose certain requirements on its upstream owners with respect to Freedom KZ's investment portfolio management capacity. Withdrawal of the credit rating of Freedom RU was a contributing factor to our decision to restructure our operations and divest our ownership of Freedom RU.
Reductions in our credit rating, may also adversely affect both our ability to obtain long-term funding and our credit spread and resulting cost of such funding. Our cost of obtaining long-term unsecured funding is directly related to our credit spreads (the amount in excess of the interest rate of benchmark securities that we need to pay). Increases in our credit spreads can significantly increase our cost of this funding. Changes in credit spreads are continuous, market-driven, and subject at times to unpredictable and highly volatile movements.
Our investments can expose us to a significant risk of capital loss.
We use a significant portion of our capital to engage in a variety of investment activities for our own account, as well as in our exchange-based market making activities. As of March 31, 2022, our assets included $1.2 million of trading securities, approximately 61.4% of which consisted of corporate debt securities and 29.7% non-U.S. sovereign debt securities. We have relied on leverage, including by entering into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions, to increase the size of our proprietary securities portfolio. As a result, we may face risks of illiquidity, loss of principal and revaluation of assets. The companies in which we invest may concentrate on markets which are or may be disproportionately impacted by pressures in the sectors on which they focus, and their existing business operations or investment strategies may not perform as projected. As a result, we may suffer losses from our investment activities. Our proprietary portfolio is leveraged and concentrated in the sovereign debt instruments of a few non-U.S. countries and debt and equities of a number of companies. A consequence of this investment strategy is that our investment returns could be materially and adversely affected if these investments do not perform as anticipated or if the market performs differently than we forecast. Moreover, because we rely on leverage in our portfolio, when an investment does not perform within the time horizon we project, we face the risk of either having to close the position at a time when the market price or liquidity might be unfavorable, or extending financing arrangements beyond the time frame initially anticipated, which can result in paying higher financing costs than projected. If a significant investment such as this fails to perform as anticipated our return on investment, liquidity, cash flow, financial condition and results of operations could be materially negatively affected, and the magnitude of the loss could be significant.
Substantially all of our investing and market-making positions are marked-to-market on a daily basis and declines in asset values directly and immediately impact our earnings. Although we may take measures to manage market risk, such as employing position limits, hedging and using quantitative risk measures, we may incur significant losses from our trading activities due to leverage, market fluctuations, currency fluctuations and volatility. To the extent that we own assets, i.e., have long positions, a downturn in the value of those assets or markets could result in losses. Conversely, to the extent we have sold assets we do not own, i.e., have short positions, an upturn in those markets could expose us to potentially large losses as we attempt to cover our short positions by acquiring assets in a rising market. We cannot give assurance that our investing and market-making strategies will be effective in all situations or that those activities will always be profitable. For example, an increase in interest rates, a general decline in debt or equity markets, an inability to properly and cost effectively hedge, economic slowdowns, delays in timing of anticipated events, an inability to identify and engage suitable counterparties, or other market conditions adverse to entities or investments of the type in which we invest or for which we make markets, or other world events, such as wars, including the Russia/Ukraine Conflict, natural disasters or the outbreak of a pandemic like COVID-19, could result in a decline in the value of our investments. Additionally, changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, or new laws, rules or regulations could have an adverse impact on our investments.

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
Widening credit spreads, as well as significant declines in the availability of credit, have in the past adversely affected our ability to borrow on a secured and unsecured basis and may do so in the future. We fund ourselves on an unsecured basis by issuing long-term debt by raising deposits at our bank subsidiaries, by issuing hybrid financial instruments and by obtaining loans or lines of credit from commercial or other banking entities. We seek to finance many of our assets on a secured basis. Any disruptions in the credit markets may make it harder and more expensive to obtain funding for our businesses. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and/or increase our cost of funding, both of which could reduce our profitability, particularly in our businesses that involve investing, lending and market making.
We may not be able to obtain financing on terms and at interest rates that are favorable to us, or at all. An inability to obtain financing in the future could materially and adversely affect our business, financial condition, and results of operations.
We are dependent upon our relationships with third-party U.S.-registered securities broker-dealer and clearing firms to receive and transmit securities and funds internationally.
We provide our brokerage customers with access to the U.S. stock markets, and a significant amount of our brokerage business relates to trading in U.S.-listed securities by our brokerage customers. Our PrimeEx subsidiary is not a licensed clearing firm. We rely on the services of a limited number of third-party U.S.-registered securities broker dealer and clearing firms to execute these trades. In executing purchase transactions, we transmit the funds invested by our customers to the relevant U.S.-registered securities broker-dealer and clearing firms, which execute the purchases of the securities. In executing sales, funds from the sale of securities are transmitted from such U.S.-registered securities broker-dealer and clearing firms back to us through international banking electronic transfers. We also routinely evaluate opportunities to establish relationships with other U.S.-registered securities broker-dealer and clearing firms. While part of our strategy is to consider acquiring an ownership interest in a self-clearing company in the United States in the future on an opportunistic basis in order to provide us additional access to the U.S. stock markets, there can be no assurance that we will ultimately do so. Damage to or the loss of our relationships with the U.S. registered securities broker-dealer and clearing firm on which we currently rely could impair our ability to continue to provide our customers access to the U.S. markets at the volumes and in the manner they are accustomed to and could result in higher transaction costs for us or our customers, any of which could have a material adverse impact on our business, results of operations, and financial condition.
We rely on our relationship with FFIN Brokerage for a significant percentage of our revenue, and as a result of the Russia/Ukraine Conflict the future prospects of FFIN Brokerage are uncertain.
In November 2015, when our legacy brokerage operations began to be merged into the Company, Timur Turlov became our controlling shareholder, a member of our board of directors and our chief executive officer. Prior to that, in July 2014, Timur Turlov established FFIN Brokerage. As a foreign broker dealer, FFIN Brokerage had been able to provide investors in Russia and Kazakhstan with easier access to the U.S. securities markets than a Russian or Kazakhstan company could provide, due to applicable regulations in Russia and Kazakhstan which imposed restrictions on foreign currency accounts, required mandatory securities custody in-country, and limited access to foreign securities, unless listed on local exchanges. The current condition of the Russian securities markets and the impacts of sanctions might adversely impact the business of FFIN Brokerage. If FFIN Brokerage's business contracts as a result of the Conflict or related geopolitical consequences, or the scope of sanctions adversely impacts its ability to do business, the demand for services we provide to FFIN Brokerage and consequently the revenue we derive from this business relationship could be reduced and could materially and adversely impact our revenues, results of operations and financial condition.
We may suffer significant loss from changes in the KASE's requirements related to the discount coefficients on the securities in securities repurchase transactions.

As part of our investment activities, both as an intermediary between borrowers and lenders and on a proprietary basis, we raise funds through repurchase transactions on the KASE. Our short-term financing is primarily obtained through securities repurchase arrangements. As of March 31, 2022, $769.6 million, or 64%, of the trading securities held in our proprietary trading account were subject to securities repurchase obligations. The securities we pledge as collateral under repurchase agreements are liquid trading securities with market quotes and significant trading volume.
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
Our measures to prevent money laundering, terrorist financing, and sanctions violations may not be completely effective.
Notwithstanding the anti-money-laundering (“AML”) regulations that are in place in Russia, Kazakhstan, Cyprus, the EU, the U.S. and other jurisdictions in which we operate, the risk remains that financial institutions in such jurisdictions could be used as vehicles for money laundering. Russia is a member country of the Financial Action Task Force on Money Laundering (“FATF”) and Kazakhstan is a member of the Eurasian Group (an Associate Member of the FATF) and each has enacted laws and regulations to combat money laundering, terrorist financing and other financial crimes.
Minimum standards and duties according to the anti-money laundering legislation in Russia, Kazakhstan, Cyprus, the EU, the U.S. and other jurisdictions where we operate include customer identification, analysis of the customer's economic profile, record keeping, suspicious activity reporting, employee training, an audit function and designation of a compliance officer. Suspicious transactions must be reported on a daily basis to the relevant authorities. We comply with applicable anti-money-laundering and anti-terrorist-financing laws and regulations. Our anti-money-laundering measures are based on relevant legislation. We have procedures and documents aimed at preventing money laundering and financing of terrorist activities, including a general anti-money-laundering policy, employee training, the designation of a compliance officer, internal control procedures that include a refusal policy whereby we may refuse to conduct business with suspicious entities or individuals and rules on counteracting money laundering and financing of individuals and legal entities engaged in terrorist activities. In the case of suspicious transactions, internal suspicion reports (ISRs) are submitted to the local compliance departments for initial internal investigation. In case of confirmed suspicious transactions, such transactions are reported immediately to the relevant local financial intelligence unit (FIU). We have a U.S. Sanctions Compliance Policy and we are deploying an enterprise-wide standardized customer onboarding and customer ongoing monitoring in our group of companies, taking into account any local requirements.
Under relevant AML/CTF laws, penalties and other enforcement actions could be brought against us due to breaches of those laws and regulations, economic sanctions and similar laws by FFIN Brokerage despite the fact that we have no direct control over the activities or policies of FFIN Brokerage. Freedom EU has a Cross Border Correspondent Relationship Agreement (the “Correspondent Agreement”) with FFIN Brokerage wherein FFIN Brokerage has agreed to follow sanctions laws and AML/CTF controls that are applicable to brokers in the U.S. and EU, and to grant access to its customer records for purposes of compliance monitoring as we request. In accordance with the Correspondent Agreement, our subsidiary Freedom EU conducts random checks on a regular basis of trades received from FFIN Brokerage, whereby it is able to obtain information on, and conduct customer checks on, the beneficial owners who are the beneficiaries of the relevant trades. FFIN Brokerage utilizes a third party provider platform to onboard and confirm liveness, facematch and AML/sanctions screening on an ongoing basis. We do not have direct access to FFIN Brokerage's customer check systems. Under relevant AML and anti-terrorism finance laws, penalties and other enforcement actions could be brought against us due to breaches of those laws and regulations, economic sanctions and similar laws by FFIN Brokerage despite the fact that we have no direct control over the activities or policies of FFIN Brokerage.
We have not been subject to investigation with respect to any involvement in money laundering or terrorist financing and we believe that we fully comply with the reporting requirements under applicable legislation. However, there can be no assurance that third parties will not attempt to use us as a conduit for money laundering or terrorist financing without our knowledge, nor that the measures described above will be completely effective. Any technical or other breaches of the anti-money laundering laws and regulations by us could have a material adverse effect on our business, results of operations, and financial condition.
Risks Related to Our Business in Emerging Markets

Emerging markets, such as many of the markets in which we operate, are subject to greater risks than more mature markets, including significant political, economic and legal risks.
Generally, investments in emerging markets are only suitable for sophisticated investors who fully appreciate the significance of the risks involved. Investors in emerging markets should be aware that these markets are subject to greater risk than more mature markets, including in some cases significant political, economic and legal risks, including:
•difficulties in enforcing legal rights;
•corruption in certain countries;
•economic volatility and sustained economic downturns;
•restrictive changes in securities brokerage, financial services and banking laws;
•differing and sometimes conflicting legal and regulatory regimes;
•unpredictable, uncertain and potentially adverse changes to tax regimes;
•difficulties in developing, staffing, and simultaneously managing a number of international operations;
•risks related to government regulation;
•uncertain protection and enforcement of our intellectual property rights;
•uncertain and changing judicial and regulatory environments and requirements;
•currency exchange rate fluctuations and currency exchange controls;
•procuring adequate insurance; and
•political or social unrest, including domestic protests such as occurred in Kazakhstan in January 2022 and international conflicts, such as the Russia/Ukraine Conflict in February 2022.
Emerging market governments and judiciaries often exercise broad, unchecked discretion and are susceptible to abuse and corruption. Investors should also note that emerging economies such as the economies of Russia and Kazakhstan are subject to rapid change and that the information set out herein may become outdated relatively quickly. Moreover, financial, political or social turmoil in any emerging market country can disrupt the local securities markets.
We are exposed to foreign currency fluctuation risks.
Because our business is conducted in multiple countries, we face exposure to movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and can have a material impact on our financial statements. Our functional currency is the U.S. dollar. The functional currencies of our subsidiaries include the Russian ruble, the Euro, Great British Pounds, Ukrainian hryvnia, Uzbekistan som, Kazakhstan tenge, Kyrgyzstan som, Azerbaijan manat, Armenian dram, and the United Arab Emirates dirham. For financial reporting purposes, those currencies are translated into U.S. dollars as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. As the value of the functional currencies of our subsidiaries weakens against the U.S. dollar, we may realize losses arising as a result of translating such foreign currencies to U.S. dollars. Conversely, as the value of the U.S. dollar weakens against the functional currencies of our subsidiaries, we may realize gains arising as a result of currency translation.
We conduct operations in several different currencies. This subjects us to currency exchange rate risk. Fluctuations in currency exchange rates have had, and will continue to have, an impact on our results of operations. For example, the countrywide unrest in Kazakhstan in January 2022 and again following the onset of the Russia/Ukraine Conflict the government of Kazakhstan and the CBR, respectively, imposed rules, that included strict restrictions on currency operations between residents and non-residents, Such rules may be imposed when the applicable regulator believes there exists a serious threat to the stability of payment balances, the foreign currency market or economic security and can have a significant impact on currency rate fluctuation.

In February and March 2022, the Kazakhstan tenge and Russian ruble depreciated significantly against major foreign currencies amid the geopolitical situation. However, in April and May 2022, Kazakhstan and Russia have been able to strengthen the tenge and ruble, respectively, with capital controls and higher interest rates, bringing them much closer to pre-conflict levels. These fluctuations in our operating currencies resulted in losses on foreign exchange operations during our fourth fiscal quarter of 2022 fiscal year-end and subsequent improvement in our first fiscal quarter 2023 as those currencies recovered. We cannot assure that such currency exchange rate fluctuations will not adversely impact our operating results, cash flows and financial condition in the future. While we may employ strategies to hedge against currency fluctuations, the use of such strategies can also result in the loss of potential benefits that might result from favorable exchange rate fluctuations.
We face interest rate change risks.
Fluctuations in interest rates can impact our earnings. Declines in interest rates can have a detrimental effect on the interest we earn. A rise in interest rates could negatively impact us if we hold securities that have an inverse relationship with interest rates or where market conditions or the competitive environment induces us to raise our interest rates or replace deposits with higher cost funding sources without offsetting increases in yields on interest-earning assets.
To reduce the negative impact of sanctions and other actions related to the Russia/Ukraine Conflict on the Kazakhstan and Russian economies, the NBK raised the base rate from 10.25% to 14% per annum and the CBR raised the base rate from 9.5% to 20% initially with subsequent decreases to the current rate of 14% per annum. The base rates were increased to ensure a rise in deposit rates to levels needed to compensate for the increased depreciation and inflation risks. This was needed to support financial and price stability and protect the savings of Kazakhstan and Russian citizens from depreciation. However, these rate raises contributed to a significant net loss on our trading securities, largely due to the revaluation of our bond positions. Further interest rate hikes in the future could have similar negative effects.
The economies of Kazakhstan and other countries in which we operate are vulnerable to external shocks and fluctuations in the global economy.
Shocks and fluctuations to the global economy may adversely impact Kazakhstan and the other countries in which we operate. For example, a significant amount of our operations are conducted in Kazakhstan, and our principal executive office is located in Kazakhstan. Kazakhstan's economy and finances have been affected adversely by global financial developments and political changes. Real GDP growth decreased from 4.2% in 2014 to 1.2% in 2015 and 1.1% in 2016 before increasing to 4.1% in 2017, 4.1% in 2018 and to 4.5% in 2019. In 2020, Kazakhstan's real GDP contracted by 2.6% (based on preliminary data) principally due to the direct and indirect impact of the COVID-19 pandemic. In 2022 it increased to 4.0%. The rapid decrease in the GDP growth rate after 2014 was principally attributable to a decrease in global demand for oil and gas and the resulting decrease in oil production and a fall in oil prices. In 2020, the Kazakhstan economy was significantly impacted by the sharp decline in oil prices following the outbreak of the COVID-19 pandemic. While in recent years Kazakhstan has sought to diversify its economy and, in particular, to increase export of manufacturing products, Kazakhstan continues to remain heavily reliant on the oil and gas industry and on hydrocarbon exports.
Changes in both the global and domestic environment have resulted in, among other things, lower liquidity levels across the banking sector, tighter credit conditions for Kazakhstan companies generally and fluctuating global demand for, and instability in, the price of crude oil and other commodities and downward pressure on the tenge. For example, the tenge experienced a significant depreciation against the U.S. dollar in 2018 mainly due to significant deterioration of external factors, such as depreciation of the Russian ruble and the decrease in crude oil prices (starting from October 2018) due to increased oil reserves and oil production by principal exporters. The tenge depreciated relative to the U.S. dollar by 10.4% in 2020 primarily due to a sharp fall in oil prices caused by the COVID-19 pandemic. The tenge also experienced significant initial depreciation as a result of the Russia/Ukraine Conflict, but in the past few months since the Conflict began has returned to near pre-conflict levels.
Kazakhstan and other regional economies remain vulnerable to external shocks and the economic performance of their trading partners. A significant decline in economic growth in the EU or any of these countries' other major trading partners, including Russia (whether or not resulting from sanctions imposed by, among others, the U.S. and the EU), could have a material adverse effect on the balance of trade and adversely affect economic growth.
Weaknesses in the global economy, or a future external economic crisis, may have a negative effect on economies or investors' confidence in the markets where we operate. Such developments could have a material adverse effect on our business, financial condition, and results of operations.

Kazakhstan's economy is vulnerable to internal social/political unrest.
The countrywide unrest in Kazakhstan in January 2022 resulted in major interruptions to Kazakhstan's financial market. As a result of internet shutdowns (or limited access to it) and the state of emergency declared by the president of Kazakhstan, our Kazakhstan subsidiaries, along with other financial institutions in Kazakhstan, were unable to conduct operations or operated with limited functionality during the unrest. We are currently exploring the possibility of obtaining alternative ways to access internet in such emergency situations and to eliminate or mitigate the consequences of losing access to the internet. This event also resulted in significant changes to the Kazakhstan government and reshuffling of government officials. This could result in future impacts to the financial markets in Kazakhstan, including possible amendments to legislation that may limit or make it more difficult or expensive to conduct our operations or make our services less attractive to our customers.
Economic and political instability in Russia could have an adverse effect on our business.
Although we plan to divest our Russian subsidiaries, we have not yet done so and even after doing so, we will likely continue to do business with Russian companies and citizens. As a result, our business and results of operations may be significantly impacted by economic and political conditions in Russia. Over the last two decades, the Russian economy has experienced and may continue to experience at various times:
•significant volatility in its GDP;
•the impact of international sanctions;
•high levels of inflation;
•increases in, or high, interest rates;
•sudden price declines in oil and other natural resources;
•instability in the local currency market;
•lack of reform in the banking sector and a weak banking system providing limited liquidity to Russian enterprises;
•budget deficits;
•the continued operation of loss-making enterprises due to the lack of effective bankruptcy proceedings;
•capital flight; and
•significant increases in poverty rates, unemployment and underemployment.
Beyond the risks associated with these economic conditions and the Russia/Ukraine Conflict risks discussed in "Risk Factors - Risks Related to the Russia/Ukraine Conflict" and elsewhere in this Item 1A, other notable risks related to the Russian political regime and our business activities in Russia, include: regulatory authorities could impose limitations on our operational flexibility; the implementation of government policies targeted at specific individuals or companies; laws restricting foreign investment; Russian anti-money laundering legislation may adversely impact our transaction volumes; mandatory U.S. and EU sanctions screening may be inhibited by Russian data privacy laws and constraints; and know-your-client requirements established by companies with which we do business. The actions of the Russian legislative, executive and judicial authorities can affect the Russian securities market as well as banks and other businesses operating in Russia. In particular, the events surrounding claims brought by the Russian authorities against several major Russian companies have led to questions being raised regarding the progress of market and political reforms in Russia and have resulted in significant fluctuations in the market price of Russian securities and a negative impact on foreign direct and portfolio investment in the Russian economy.
Taxation Risks Related to our International Operations
Global anti-offshore measures could adversely impact our business.
In 2013 the Organization for Economic Co-operation and Development ("OECD") and G20 countries accepted that existing international tax rules create opportunities for base erosion and profit shifting. Pursuing solutions for this problem, the OECD and G20 countries adopted a 15-point Action Plan to Base Erosion and Profit Shifting ("BEPS").

The BEPS package of measures represents a substantial renovation of the international tax rules. In light of the new measures, it is expected that profits will be reported where the economic activities that generate them are carried out and where value is created.
The Convention on Mutual Administrative Assistance in Tax Matters developed by the Council of Europe and the OECD in 1988 and amended by Protocol in 2010 is now signed by 141 jurisdictions (Russia, Cyprus, Kazakhstan are among the signatories). This Convention, requires competent authorities of jurisdictions-signatories to participate in the automatic exchange of information that is foreseeably relevant for the administration or enforcement of their domestic laws concerning the taxes. In addition the Convention requires competent authorities of jurisdictions-signatories to participate in the exchange of information on request and, by virtue of Article 7, stipulates that such competent authorities should participate in spontaneous exchange of information. In 2016 Russia (in 2018 Kazakhstan) joined the Standard for Automatic Exchange of Financial Account Information (Common Reporting Standard, the "CRS").
The CRS calls on jurisdictions to obtain information from their financial institutions and automatically exchange that information with other jurisdictions on an annual basis. Russia also adopted country-by-country reporting ("CbCR") requirements which assume an automatic exchange of county-by-country reports.
The above developments in terms of global information exchange could complicate tax planning as well as related business decisions and could possibly expose us to significant fines and penalties and to enforcement measures, despite our best efforts at compliance, and could result in a greater than expected tax burden.
On November 24, 2016, the OECD published the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent BEPS ("MLI") which introduces new provisions to existing double tax treaties limiting the use of tax benefits provided thereby. As a minimum standard MLI implements principle purposes test, under which treaty benefits are disallowed if one of the principle purposes of the transaction or the structure was to obtain a tax benefit.
The MLI was ratified by Russia on May 1, 2019, by Cyprus on January 22, 2020 and by Kazakhstan on February 20, 2020. Application of the MLI could potentially limit tax benefits granted by double tax treaties of Russia, Cyprus and Kazakhstan.
Frequent tax law changes in regions where we conduct operations could adversely affect our business and the value of investments.
We are subject to a broad range of taxes and other compulsory payments imposed at federal, regional and local levels (pertinent to the Russian tax system), including, but not limited to, profits tax, VAT and social contributions. Tax laws, namely the Kazakhstan and Russian tax codes, have been in force for a short period relative to tax laws in more developed market economies, and the implementation of these tax laws is still unclear or inconsistent. The tax laws and regulations in our regions outside the U.S. are subject to frequent changes, varying and contradicting interpretations, and inconsistent and selective enforcement. Notably, although the quality of Russian tax legislation has generally improved since the introduction of the first and second parts of the Russian Tax Code, there is a possibility that in the future Russia may impose arbitrary or burdensome taxes and penalties, which could adversely affect our business, financial condition and results of operations.
On November 27, 2017, the Federal Law No. 340-FZ introducing CbCR requirements was published. The mandatory filing requirements or CbCR apply to financial years starting in 2017 (except for the provisions regarding the national documentation). Thus, if we reach the reporting threshold established for the consolidated revenue of the group (over RUB 50 billion if parent company for CbCR purposes is regarded as Russian tax resident or over the relevant threshold established in any other jurisdiction as applicable (e.g. EUR 750 million for Cyprus)) we may be required to submit relevant CbCR reports. It is unclear at the moment how the above measures will be applied in practice by the tax authorities and courts. Similar requirements are imposed by other jurisdictions in which we do business, including but not limited to, Kazakhstan, Cyprus, Ukraine, and Uzbekistan.
Russian transfer pricing legislation may require pricing adjustments and impose additional tax liabilities.
The existing Russian transfer pricing rules became effective on January 1, 2012. Under these rules the Russian tax authorities are allowed to make transfer-pricing adjustments and impose additional tax liabilities in respect of certain types of transactions ("controlled" transactions). The list of the "controlled" transactions includes transactions with related parties (with several exceptions such as guarantees between Russian non-banking organizations and interest-free loans between Russian related parties) and certain types of cross-border transactions.

The burden of proving market prices, as well as keeping specific documentation, lies with the taxpayers. In certain circumstances, the Russian tax authorities may apply the transfer pricing rules and methods in cases where the rules are formally not applicable, claiming additional tax charges calculated using the transfer rules but based on other tax concepts (e.g., anti-avoidance rules, lack of economic justification of expenses, etc.). It is therefore possible that our Russian subsidiaries may become subject to transfer pricing tax audits by tax authorities in the foreseeable future. As a result, the Russian tax authorities may challenge the level of prices applied by us under the "controlled" transactions (including certain intercompany transactions) or challenge the methods used to prove prices applied by us, and as a result accrue additional tax liabilities. If additional taxes are assessed with respect to these matters, they could have a material adverse effect on our business, financial condition and results of operations.
Russian anti-offshore measures expose us to tax liability risks.
Russia, like a number of other countries in the world, is actively involved in the implementation of measures against tax evasion tactics such as the use of low tax jurisdictions and aggressive tax planning structures. Starting from January 1, 2015, the Federal Law No. 376-FZ, introduced the concept of "controlled foreign companies" (the "CFC Rules"), the concept of "corporate tax residency" and the concept of "beneficial ownership" into Russian tax legislation, came into force. Certain provisions of the Russian CFC Rules are still ambiguous and may be subject to arbitrary interpretation by the Russian tax authorities.
Another tax risk is associated with the concept of "corporate tax residency." Notably, when an entity is recognized as a Russian tax resident it is obligated to register with the Russian tax authorities, calculate and pay Russian tax on its worldwide income and comply with other tax-related rules established for Russian entities. There is still an uncertainty as to how these criteria will be applied by the Russian tax authorities in practice.
Another Russia-related issue that triggers tax risks for us is the implementation of the "beneficial owner" concept. To date, although the Russian Tax Authorities have issued clarification letters with guidance indicating the beneficial owner of income, including reference to information to justify nonresidents' beneficial owner status (financial statements, tax returns, lists of employees, etc.), there is still no officially approved format of such confirmation letter and the precise list of documents to be obtained from the recipient of income claiming the beneficial owner status.
We might be subject to additional or unforeseen tax liabilities because of these and other Russian tax law changes, which could have a material adverse effect on our business, financial condition, and results of operations.
Uncertainties and ongoing changes in Kazakhstan's tax regime may have an adverse impact on our business.
Kazakhstan's tax regime is subject to ongoing changes, resulting in uncertainties in the interpretation and application of its tax laws. For example, the Kazakhstan government has taken steps to promote investment in its financial markets, including providing a preferential tax regime within the AIFC established by the AIFC Constitutional Law. Among other tax benefits, there is an exemption from corporate income tax of commission income earned by the AIFC-registered member from rendering defined financial services in the AIFC. It is currently unclear whether an AIFC-registered member is eligible for the tax benefits if, for example, it renders services online through employees working outside the AIFC. As a result of these uncertainties, the availability of these new tax exemptions to us is currently unclear.
More generally, Kazakhstan tax legislation is subject to frequent changes, varying and potentially contradicting interpretations and inconsistencies. There can be no assurance that Kazakhstan tax legislation will be amended in the future in a manner that makes our tax planning more predictable. Further, the introduction of new taxes, amendments to current taxation rules, or new interpretations of existing tax law may have a substantial impact on the overall amount of our tax liabilities. As a result , there is no assurance that we will not be required to make substantially larger tax payments in the future, which may adversely affect our business, financial condition and results of operations.
Changes in regulations related to taxes on stock transfers and other financial transactions could reduce the volume of market transactions and impact our business.
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

Because of certain tax advantages, we realize in certain jurisdictions where we operate, the proposed changes in the GILTI tax rate by the current administration, which have not yet been adopted and may change significantly before being implemented, if at all, could result in significantly higher tax burdens on us in the U.S., which could offset some of the favorable tax advantages we realize in some of the jurisdictions where we conduct business.
Risks Related to Our Corporate Structure and Internal Operations
We are in process of divesting our interest in our Russian subsidiaries and undergoing a related corporate restructuring, and the approval, completion and consequences of these plans cannot be assured.
We are planning to divest our interests in our Russian subsidiaries, Freedom RU and Freedom Bank RU. In addition, we are planning to transfer the ownership of our Kazakhstan securities brokerage company, Freedom KZ (together with its wholly owned subsidiary Freedom Bank KZ) from Freedom RU to FRHC. These plans are subject to various contingencies and risks, and their completion and the success of their underlying business objectives cannot be guaranteed.
The completion of these restructuring plans will be subject to the potential effects of applicable U.S. sanctions and Russian countersanctions. These sanctions are evolving and the scope of activities that they curtail are subject to change. At present we do not expect the divestiture and restructuring will result in a violation of any currently applicable sanctions or countersanctions, but we cannot make any assurances that the interpretation of, or changes to, such sanctions regimes will not adversely affect our restructuring plans. We believe the planned divestiture of our Russian subsidiaries is not subject to approval from the CBR, however, given the evolving nature of the Russian countersactions and their implementation, we cannot assure that such approval will not be required. The transfer of Freedom KZ is subject to approval by the ARDFM. We can make no assurances that required approvals will be granted. We currently believe these are the only required or potentially required regulatory approvals to complete the restructuring, but given the evolving nature of sanctions, countersanctions and government regulation, it is possible that further approvals might be required, the receipt of which we cannot assure. If these transactions do not take place or subject us to unforeseen liabilities, it could have a materially adverse impact on our reputation and branding, business, results of operations, and could expose us to continued known and unknown risks associated with our ownership of Russian entities.
As a diversified holding company with few operations of our own we are reliant on the operations of our subsidiaries to fund holding company operations.
Our operations are conducted primarily through our subsidiaries and our ability to generate cash to fund our operations and expenses, to pay dividends or to meet debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries through dividends or intercompany loans. Deterioration in the financial condition, earnings or cash flow of our subsidiaries for any reason, including the risks discussed herein as applicable or the occurrence of such events to any such subsidiary, could limit or impair their ability to pay such distributions to us. Additionally, to the extent our subsidiaries are restricted from making such distributions under applicable laws or regulations or under the terms of financing arrangements or are otherwise unable to provide funds to the extent of our needs, there could be a material adverse effect on our business, financial condition, and results of operations.
As a "controlled company" under Nasdaq rules, we qualify for exemptions from certain corporate governance requirements that may adversely affect our stock price.
Timur Turlov controls a majority of the voting power of our outstanding common stock. Accordingly, we qualify as a "controlled company" within the meaning of Nasdaq corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power is held by one individual is a "controlled company" and may elect not to comply with certain corporate governance standards, including the requirements that:
•a majority of its board of directors consist of independent directors;
•its audit committee, nominating and corporate governance committee and compensation committee be composed entirely of independent directors;
•each committee have a written charter addressing such committee's purpose and responsibilities; and
•an annual evaluation of the nominating and corporate governance committee and compensation committee be performed.

We currently utilize an exemption to allow Timur Turlov to sit on our nominating and corporate governance committee and our risk committee. The charters for each of our board committees provides for annual performance evaluations. Currently we have a majority of independent directors on our board of directors.
Our status as a controlled company and resulting available exemptions from corporate governance standards could make our common stock less attractive to some investors or otherwise harm our stock price.
The interests of our controlling shareholder may conflict with those of other shareholders.
Timur Turlov, our chief executive officer and chairman of our board, beneficially owns 71.2% of our outstanding common stock. He currently has voting control of FRHC and can control the outcome of matters submitted to stockholders for approval. In addition, Timur Turlov has the ability to control our management and affairs as a result of his position as our chief executive officer, chairman of our board and his ability to control the election of our directors. As majority shareholder, Timur Turlov owes fiduciary duties to minority shareholders under Nevada law. Timur Turlov also owes fiduciary duties to the Company as a board member and officer. However, Nevada corporate law can be viewed as more protective of officers and directors than the corporate laws of other U.S. state jurisdictions, and therefore may not provide the same level of redress as other U.S. state corporate laws. Timur Turlov is prohibited from membership on the audit committee and the compensation committee of our board under the terms of their respective committee charters.
Civil liability may be difficult or impossible to enforce against us.
Certain of our directors, substantially all of our officers, and our controlling shareholder reside outside the U.S., and a substantial portion of our assets are located outside the U.S. in jurisdictions that are not parties to treaties or other agreements with the U.S. for the mutual enforcement of U.S. court judgments. As a result, it may be difficult or impossible for investors to enforce against us or such persons judgments of U.S. courts.
For example, the Civil Procedure Code of Kazakhstan, which became effective on January 1, 2016, provides that Kazakhstan courts should recognize and enforce foreign court judgments only if provided for by Kazakhstan law or an international treaty to which Kazakhstan is a party (based on reciprocity). Kazakhstan is not a party to any multilateral or bilateral treaties with the UK or the U.S. (or most other western jurisdictions) for the mutual enforcement of court judgments, and, accordingly, there is a risk that a judgment obtained from a court in England or New York would not be enforceable in Kazakhstan courts. Each of Kazakhstan, the UK and the U.S. are, however, parties to the 1958 New York Convention on Recognition and Enforcement of Arbitral Awards (the "Convention"), and, accordingly, an arbitral award under the Convention should generally be recognized and enforceable in Kazakhstan provided the conditions to enforcement set out in the Convention and applicable Kazakhstan laws are met. The Civil Procedure Code of Kazakhstan establishes the procedure for the enforcement of foreign arbitral awards.
We are dependent on our executive management team, particularly Timur Turlov, and our ability to hire and retain skilled personnel.
We depend on the efforts, skills, reputations and business contacts of our executive management team, in particular Timur Turlov, and the management teams of our subsidiaries. These individuals have made significant contributions to our success and we believe our success moving forward depends, to a significant extent, on the experience of these individuals, whose continued service is not guaranteed. If certain individuals leave or are otherwise no longer available to us for any reason, including because of the Russia/Ukraine Conflict, the divestiture of our Russian subsidiaries, the outbreak of a pandemic such as COVID-19, or social unrest, we may not be able to replace them with comparable capable personnel.
The pool of experienced and qualified employee candidates is limited in some of the geographical areas where we conduct business, and competition for skilled employees can be significant. We are dependent, in part, on our continued ability to hire, adequately train and retain skilled employees. Additionally, we rely on experienced managerial, marketing and support personnel to effectively manage and operate our business. If we do not succeed in engaging and retaining skilled employees and other personnel or if we experience a loss of such personnel, we may be unable to meet our objectives and, as a result, our business may suffer.
We may not be able to properly manage our growth.
We have experienced recent rapid growth in our business over a short period. Our number of total customer accounts increased from approximately 140,000 as of March 31, 2020 to approximately 410,000 as of March 31, 2022.

Our total number of employees increased from 1,493 employees as of March 31, 2020 to 3,421 employees as of March 31, 2022. Our total assets increased by 544% to US $2.9 billion as of March 31, 2022 from US $453.5 million as of March 31, 2020. In addition, we have made a number of recent acquisitions, including the acquisition of JSC Investment Company Zerich Capital ("Zerich") in July 2020, Freedom Bank KZ and PrimeEx in December 2020, and Freedom Life and Freedom Insurance in May 2022.
We are currently in process of acquiring three additional Kazakhstan companies with technologies we plan to integrate into our fintech platform in Kazakhstan, including an online payment processing platform, an online ticketing service and a web-based PCI reader. Acquisitions can divert time and attention of management and key employees from other tasks important to the success of our business. There can be no assurance that our management and key employees will successfully manage these additional responsibilities, particularly at the current time, against the backdrop of the divestiture of our Russian subsidiaries. Similarly, there can be no assurance that we will be able to properly manage our growth or achieve positive returns on investments that we make in the development of our business. As we grow, our business requires the effective expansion and maintenance of our financial, IT and information management control systems, the continued training of our personnel, continued efforts to maintain or enhance the quality of our customer service operations and the recruitment of additional employees. Should we fail to properly manage our growth, such failure could have a material adverse effect on our business and prospects.
We anticipate that acquisitions will continue to play a key role in our growth strategy, but we may be unable to identify, acquire, close or integrate acquisition targets successfully.
Acquisitions have been, and continue to be, a significant component of our growth strategy. However, there can be no assurance that we will be able to continue to grow our business through acquisitions as we have done historically, that businesses acquired will perform in accordance with our expectations or that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove to be correct. For example, we recently agreed to mutually terminate our acquisition of a U.S.-based institutional equity research, sales and trading firm due to business and market conditions arising from recent international geopolitical conditions. However, we will continue to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to strengthen our industry position, expand our customer base or enhance our existing service offerings. There is no assurance that we will identify or successfully complete transactions with suitable acquisition candidates in the future, nor is there assurance that completed acquisitions will be successful.
In addition, there are substantial risks associated with acquisitions and expansion into new business areas, including risks that (i) our unfamiliarity with new lines of business may adversely affect the success of such acquisitions, (ii) revenue from such activities might not be sufficient to offset the development, regulatory and other implementation costs, (iii) competing products and services and shifting market preferences might affect the profitability of such activities, and (iv) our internal controls might be inadequate to manage the risks associated with new activities. There is also substantial cost and time expended to complete post-closing integration of acquisitions, including human resource training, data and technology systems and operational processes. We may also incur potential dilution of our brand, assumption of known and unknown liabilities, indemnities and potential disputes with the sellers. Any such difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we cannot provide any assurance that we will realize the anticipated benefits and/or synergies of any such acquisition or investment.
Risks Related to Information Technology and Cyber Security
Our broker-dealer, financial services, and banking operations are highly dependent on the continued and proper functioning of our information technology systems.
Our broker-dealer, financial services and banking businesses are highly dependent on processing, on a daily basis, a large number of communications and increasingly complex transactions across diverse markets, in various languages. These communications and transactions are accomplished primarily through electronic information technology systems ("IT") that are comprised of a wide array of computer systems, software, server and network hardware, internet connectivity and underlying infrastructure that enable them to function. The financial, accounting, or other data processing systems we or the firms that clear transactions on behalf of our customers use may fail to operate properly, become disabled, or otherwise become unavailable, as a result of events that are wholly or partially beyond our control.

These events may include a disruption of electrical, communications, internet or other infrastructure, or related services, or our inability to access or use one or more of our facilities, as a result of any number of occurrences, including, but not limited to, the outbreak of a pandemic such as COVID-19, social unrest such as occurred in Kazakhstan in January 2022, or armed conflict such as the Russia/Ukraine Conflict.
The inability of these systems to accommodate an increasing volume of transactions could also constrain our ability to expand our business operations.

If any of these systems do not operate properly or are disabled or otherwise unavailable, or if there are other shortcomings or failures in our internal processes, personnel, or systems related to the electronic communications and functionality our operations depend on, we could suffer impairment to our liquidity, financial loss, a disruption of business, liability to customers, regulatory intervention, or reputational damage.
In particular, our "Tradernet" electronic trading platform is proprietary technology that plays a key role in both our customers' use of our services and for other important aspects of our business. Errors, failures, delays, interruptions, disruptions, vulnerabilities, bugs, incompatibility, obsolescence, or similar issues with Tradernet, or the software or systems upon which Tradernet relies for its functionality, however caused, could result in business disruptions, financial loss, reputational damage, and other adverse impacts on our business.
We interact with large volumes of sensitive data that exposes us to IT breach and other data security risks and liabilities.
Our operations rely on the secure processing, storage, and transmission of confidential, personal, financial and other information in our computer systems and networks. In particular, our ability to operate our business, and specifically our proprietary electronic trading platform, Tradernet, depends on our ability to protect the computer systems, networks and databases that we operate and use from unauthorized intrusions of third parties, including cyber attacks. Our computer systems, software, and networks may be vulnerable to unauthorized access, computer viruses, spyware or other malicious code, and other evolving cyber security threats.
The occurrence of one or more of these events could: (a) jeopardize confidential and other information processed by, stored in, and transmitted through our computer systems and networks or the computer systems and networks of our customers or other third parties with whom we conduct business; or (b) otherwise cause interruptions or malfunctions in our operations or the operations of our customers or third parties with whom we conduct business. In addition, new and expanding data privacy laws and regulations (such as the GDPR, as discussed above in this Item 1A at "We operate in highly regulated industries") are, or soon will be, in effect in many of the jurisdictions where we conduct business. These pose increasingly complex compliance challenges, which may increase compliance costs, and compliance failures could result in significant fines, penalties and liability.
We have previously encountered cyber security incidents which breached our information systems, but these were contained by our response teams and generated negligible impacts. There is also a possibility that we are not currently aware of certain undisclosed vulnerabilities in our IT systems and other assets. There is an increased likelihood that escalation of tensions from the Russia/Ukraine Conflict could result in cyber attacks that could either directly or indirectly impact our operations. Although our subsidiaries have implemented cyber security strategies for mitigating these risks, we cannot be sure that our network and information technology systems will not be subject to such issues, or, if they are, that we will be able to maintain the integrity of our customers' and employees' data or that malware or other technical or operational issues will not disrupt our network or systems and cause significant harm to our operations. If our services are affected by attacks or malware and this degrades our services, our products and services may be perceived as being vulnerable to cyber risk and the integrity of our data protection systems may be questioned. As a result, users and customers may curtail or stop using our products and services, and we might incur reputational damage, litigation exposure, regulatory fines, penalties, reimbursement or other compensatory costs.
As of the date of this report, most of our employees have returned to working on site rather than remotely, which we believe lessens the overall IT risks associated with widespread remote work. However, possible outbreaks or other events occur in the future, we may again be required to move a significant portion of our workforce to working remotely. We continue use risk management and contingency plans and other precautions designed to address the heightened risk of cyber security breaches resulting from a significant remote work force. However, we cannot assure that such measures will continue to adequately protect our business in the event of future transitions of our workforce to remote working, as remote working environments may be less secure and more susceptible to cyber security threats.

We do not maintain insurance policies to mitigate these risks because such insurance may not be available or may be more expensive than the perceived benefit. Further, any insurance that we may purchase to mitigate certain risks may not cover all losses.
The infrastructure on which our IT systems depend is subject to events that could interrupt our ability to operate.
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
In addition, as we operate in emerging markets which may have an increased threat of terrorism, military conflict, social unrest or governmental interference with infrastructure, which could result in property damage, business interruption and damage to our brand or reputation. The local authorities may order our subsidiaries to temporarily shut down their entire network or part or all of our networks may be shut down due to actions relating to military conflicts, social unrest or a nationwide strike. For example, during the social unrest in Kazakhstan in January 2022, the Kazakhstan government temporarily shut down access to the internet with resulted in severance of internal communications within our Kazakhstan subsidiaries and potentially put us at a greater security risk. At this time, however, we are unaware of any security breaches resulting from such events.
Because we have employees in a number of cities in Russia, Kazakhstan, Ukraine, Uzbekistan, Kyrgyzstan, Azerbaijan, Germany, Spain, Greece, France. the UAE, the UK, the U.S. and Cyprus, all of whom need to work and communicate as an integrated team, the functionality of the infrastructure affects our ability to conduct business. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our customers may suffer. While we have contingency plans in place to address such issues, these plans may not always be deployed successfully or be sufficiently adequate to fully offset the impacts of such disruptions. We do not maintain insurance policies to mitigate these risks because such insurance may not be available or may be more expensive than the perceived benefit. Further, any insurance that we may purchase to mitigate certain risks may not cover all losses.
In addition, the computers and data centers that process trades and payments are located in the same locale. If a catastrophic event were to occur at that locale it may result in permanent data loss. More generally, substantial property and equipment loss, and disruption in operations as well as any defects in our systems or those of third parties or other difficulties could expose us to liability and materially adversely impact our business, financial condition and results of operations. In addition, any outage or disruptive efforts could adversely impact our reputation and other aspects of our business.
Failure of third-party systems and operations on which we rely could adversely affect our business.
We rely on certain third-party computer systems or third-party service providers, including clearing systems, other broker-dealers, exchange systems, banking systems, internet service, co-location facilities, communications facilities and other facilities. Any interruption in these third-party services, or deterioration in their performance, could be disruptive to our business. If our arrangement with any third-party is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition and results of operations.
In particular, funds invested by our customers in securities of U.S. companies are transmitted by us to U.S. registered securities broker-dealer and clearing firms. Funds from the sale of securities are transmitted from such U.S. registered securities broker-dealer and clearing firms back to us through international banking electronic transfers, which can experience clerical and administrative mistakes, be subject to technical interruption, be delayed, or otherwise fail to work as planned. We do not have any control over these funds transfers. Failures or substantial delays in funds transfers could impair our customer relationships. Damage to or the loss of our relationships with these U.S. registered securities broker-dealer and clearing firms could also impair our ability to continue to offer such services to our customers which could have a material adverse impact on our business, results of operations and financial condition. See "Risk Factors – Risks Related to Our Securities and Banking Business Activities – We are dependent upon our relationships with third party U.S.-registered securities broker-dealer and clearing firms to receive and transmit securities and funds internationally."

Our success also depends on the continued availability, development and maintenance of the internet infrastructure globally and particularly in the countries in which we operate. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable internet services. Any disruption in network access provided by third parties or any failure by them to handle current or higher future volumes of use may significantly harm our business. We have experienced and expect to continue to experience interruptions and delays in service from time to time. Furthermore, we depend on hardware and software suppliers for prompt delivery, installation and service of servers and other equipment to deliver our services.
In connection with the Russia/Ukraine Conflict, the Russian authorities have placed increased restrictions on access to the internet, including limiting global internet connections for Russian users, restricting access to certain internet sites and imposing regulations governing various information technology service providers.
These restrictions increase the risks that we will not be able to adequately or timely communicate with customers and vendors in Russia in order to provide our services, and could result in the loss of such business.
To remain competitive, we must keep pace with rapid technological change.
The global securities industry is characterized by rapidly changing technology, shifting industry standards and evolving trading systems, practices and techniques. Our customers' needs and demands fluctuate with these changes. We are focused on anticipating and developing technologies to meet the constantly changing demands of the market through ongoing enhancement of our products, services and platforms. If our platforms and systems do not operate properly, are slow to market, provide customers with a poor user experience, or are non-competitive with the offering of our competitors, we could experience a loss in business that could reduce our earnings or cause a loss of revenue.
In particular, our "Tradernet" electronic trading platform is proprietary technology that has taken substantial resources and time to build and requires continued development to remain competitive with other trading platforms. Adoption or development of superior platforms or technologies by our competitors may require us to devote substantial resources to the further development of Tradernet, or other platforms, to remain competitive. Our future success will depend in part on our ability to develop, adapt or acquire up-to-date technology that meets ever evolving industry standards. We may not always be correct or timely in our assessment of how technological changes may impact our business. If we are unable to develop, adapt to, access or acquire technology that meets or exceeds industry standards on a timely and cost-effective basis, which could materially and adversely impact our business, financial condition and results of operations.
For instance, in Kazakhstan we have developed an online-based platform that integrates Kazakhstan government databases with our services, making our service offerings faster and more convenient than services without this integration. We do not control these government databases and cannot guarantee that we will always have access to these databases or proper functionality with these databases. For us to expand this sort of integrated product outside of Kazakhstan, we are also reliant on similar databases being available and able to integrate with our systems in the jurisdictions to which we expand, the availability of which will likely vary greatly between jurisdictions.
Furthermore, many of our competitors are larger, more experienced and have greater resources to devote to the development of new technologies and services. If we are unable to keep pace with their development efforts our customers may find our platforms and services less compelling, which could lead to customer losses or a reduction in the revenue we generate from our product and service offerings.
Risks Related to Ownership of Our Securities
The price of our common stock has fluctuated historically and may be volatile.
The market price of our common stock may fluctuate significantly. Among the factors that could affect our stock price are:
•the Russia/Ukraine Conflict and related sanctions;
•geopolitical and civil unrest in any of the markets in which we operate;
•pandemic and epidemic disease;
•our planned disposition of our Russian subsidiaries;
•new regulatory pronouncements and changes in regulatory guidelines;

•actual or anticipated fluctuations in our quarterly operating results;
•changes in market valuations or earnings of similar companies;
•any future sales of our common stock or other securities;
•material breaches of our regulatory compliance by our employees;
•changes in securities analysts' estimates of our financial performance or lack of research coverage and reports by industry analysts;
•investigations, lawsuits, enforcement actions, and other claims by third parties or governmental authorities;
•domestic and international economic factors unrelated to our performance;
•announcements by us of significant impairment charges;
•investor perception of us and our industry;
•announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships; and
•speculation in the press or investment community.
Stock markets can experience extreme volatility unrelated to the operating performance of any particular company. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company's securities, class action litigation has often been instituted against the affected company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management's attention and resources, which could materially and adversely affect our business, financial condition, and results of operations.
Future offerings of securities which would rank senior to our common stock may adversely affect the market price of our common stock.
Our Articles of Incorporation authorize our board of directors to fix the relative rights and preferences of our 20,000,000 shares of authorized preferred stock, without approval from our stockholders. This could affect the rights of our common stockholders regarding, among other things, voting, distributions, dividends and liquidation. We could also use the preferred stock to deter or delay a change in control of the Company that may be opposed by our management, even if the transaction might be favorable to our common stockholders.
If, in the future, we issue debt or equity securities that rank senior to our common stock, it is possible that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk that future offerings might reduce the market price of our common stock and dilute the value of their stock holdings in the Company.
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

Payments of dividends, if any, are at the sole discretion of our board of directors after taking into account various factors, including general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions and implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. In addition, our operations are conducted almost entirely through our subsidiaries. As such, to the extent that we determine in the future to pay dividends on our common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of such dividends. Further, Nevada law imposes additional requirements that may restrict our ability to pay dividends to holders of our common stock.
General Business Risks
We are subject to risks of litigation, and administrative and regulatory action arising from our operating activities.
We operate in highly regulated industries and are exposed to significant legal risks. We may be subject to legal claims from our customers and counterparties, as well as regulatory actions brought against us by the regulators and self-regulatory agencies that oversee and regulate the industries in which we operate. From time to time, we have been, and in the future may be subject to investigations, regulatory proceedings, fines and penalties brought by regulators. We may be subject to employment-related claims and disputes with taxing authorities and other claims. We are also subject to laws and regulations governing anti-corruption, anti-bribery, and economic sanctions. Violation of these or similar laws and regulations could result in significant monetary penalties, restrictions on our activities, loss of licenses, criminal charges, officer and director bans, and other adverse actions. We could experience negative publicity and reputational damage as a result of investigations, lawsuits, claims or regulatory actions, in addition to potential significant costs incurred to defend ourselves or settle claims, fines, penalties and judgments. This could have a material adverse impact on our business, financial condition and results of operations.
Extraordinary events beyond our control could negatively impact our business.
Our business and operations could be seriously disrupted and our reputation could be harmed, by events or contributing factors that are wholly or partially beyond our control. The occurrence of such extraordinary events, including the emergence of pandemics or other widespread health emergency (or concerns over the possibility of such an emergency); persistent or recurring endemics; political discord and civil unrest; terrorist attacks; cyber attacks; war and armed conflict (including but not limited to the Conflict); extreme weather events or other natural disasters; failure of, or loss of access to, technology or operational systems, including any resulting loss of critical data; power, telecommunications or internet outages; or shutdowns of mass transit, could create, and in the case of COVID-19, civil unrest in Kazakhstan in January 2022, and the Russia/Ukraine Conflict, have created, and may continue to create, economic, governmental and financial disruptions, and could lead to operational difficulties (including shutdowns of our offices, quarantine, shelter in place and travel limitations) that could impair our ability to operate our business.
The outbreak of the COVID-19 pandemic has impacted and the ongoing endemic might continue to impact the global economy, global financial markets and our business, financial condition, and results of operations.

The COVID-19 pandemic has created financial disruption and impacted the economies of every country in which we operate. Although financial markets have rebounded from the significant declines experienced during the early stages of the COVID-19 outbreak signs of underlying economic weakness persist, including elevated levels of market volatility, high unemployment, lack of consumer confidence, depressed levels of business activity in certain sectors, and increased cyber security, information security and operational risks resulting from expansion of remote work. While the health and safety measures initially implemented to address the spread of the pandemic impacted our business, as of the date of this report, we are operating with few COVID-19 related restrictions and the pandemic has become less severe such that we view it as a global endemic to be managed. However, the extent to which the COVID-19 crisis impacts our results in any given period will depend on future developments, which are still uncertain and cannot be predicted.

We believe that as a result of interventions by governments and central banks in response to the initial market declines related to the COVID-19 pandemic interest in financial markets significantly increased in the markets where we operate. Since then, we have experienced unprecedented growth in customer accounts, trading volume, commission and fee income and net income. Given the geopolitical and other impacts of the Russia/Ukraine Conflict, we cannot discern the recent effects of COVID-19, and our relative return to pre-COVID-19 operations, on ourto the customer account growth, trading volume, commission and fee income and net income.

The extent of the impact of COVID-19 on our business, operational and financial performance going forward will continue to depend on certain developments, including the duration and severity of COVID-19 variants going forward, measures implemented by governments to address further outbreaks, and the impact on our customers, employees, the financial markets, the global economy and the economies of the countries in which we operate, all of which remain uncertain at this time.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located at “Esentai Tower BC, Floor 7, 77/7 Al Farabi Ave. Almaty, Kazakhstan 050040. We lease this space under an operating lease agreement.
We currently lease office space for 108 retail, executive, administrative and operational facilities in Kazakhstan, Russia, Ukraine, Uzbekistan, Cyprus, Germany, Armenia, Spain, France, Kyrgyzstan and Azerbaijan. We also have one leased office location in New York. Our total aggregate leased square footage is approximately 245,000 square feet (32,000 square meters) for which we incur rent expense of approximately $970,000 per month. Our leases expire at various times through December 2031, subject to various renewal options. Our total aggregate leased square footage in our Russia region is approximately 169,000 square feet (15,700 square meters) for which we incur rent expense of approximately $550,000 per month.
We consider our properties to be in good condition. While we believe our properties are adequate for our current needs, we have engaged in a number of business acquisitions in the past, and future acquisitions may require us to add additional space or dispose of existing space. For additional information regarding our office lease commitments see Note 26 "Leases" to our consolidated financial statements contained in Part II Item 8 of our annual report.
Item 3. Legal Proceedings
The financial services industry is highly regulated. In recent years, there has been an increasing incidence of litigation involving the brokerage industry, including customer and shareholder class action suits that generally seek substantial damages, including in some cases punitive damages. Compliance and trading problems that are reported to federal, state and provincial regulators, exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies, and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic governmental and regulatory audits and inspections that might result in fines or other charges.
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
Estate of Toleush Tolmakov Litigation

The Estate of Toleush Tolmakov (the “Estate”) has commenced a legal action against Freedom Holding Corp., and our subsidiary FFIN Securities, Inc. in the Third Judicial District Court of Salt Lake County, State of Utah. A Summons and Complaint were served on the Company and FFIN on December 22, 2021. This proceeding relates to cash distributions arising from the 2011 sale of Emir Oil, LLP, then a subsidiary of BMB Munai, Inc. (the predecessor to Freedom Holding Corp.) and an aggregate of 250,079 shares of common stock of the Company (the “Assets”) belonging to Toleush Tolmakov, who was a shareholder of the Company at the time he died in 2011, and Simage Limited, a now defunct British Virgin Islands corporation, in which Mr. Tolmakov may have had an interest and therefore the Assets belonging to Simage Limited may be part of the Estate. Since the 2011 death of Mr. Tolmakov, his putative heirs have litigated various disputes in Kazakhstan's courts related to which of the putative heirs actually are heirs, the proper distribution of the estate and other matters, but without a conclusive final order regarding the distribution of the Assets.

Since 2011, the Company has received several inconsistent claims to the Assets. In addition, the legal status of the portion of the Assets belonging to Simage is unclear because as a defunct entity, Simage Limited is unable to act.
The Company has held the Assets since Mr. Tolmakov's death because it does not know to whom they should be distributed and no party has yet established legal right of ownership of the Assets. The Company does not dispute that the Assets are owed to the rightful heirs of Mr. Tolmakov and Simage Limited. As the Estate has not cooperated to facilitate the distribution of Assets to the Estate, the Company has held the distribution funds in a segregated account for a number of years and holds 247,664 shares of the 250,079 shares. In addition to the dispute regarding the Assets, the Estate has asserted claims for alleged breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment, conversion and constructive trust and is seeking delivery of the cash distributions in an amount no less than $8,377,626, plus the amount of any interest or appreciation earned there on and delivery of 250,079 shares of Company common stock, plus in the event the Court finds the Company converted the Assets, any special damages incurred as a result of Defendant’s conversion, including all previously unawarded attorney fees incurred to recover the Assets, as well attorney fees in connection with this action.
The Estate, the Company and FFIN have agreed to mediate the dispute. The Company and FFIN intend to vigorously defend this matter if mediation is unsuccessful. The Company and FFIN deny all liability for claims of alleged breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment, conversion and constructive trust.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the Nasdaq Capital Market under the symbol "FRHC". Our common stock also trades on the KASE under the symbol "US_FRHC" and on the SPBX under the symbol "FRHC".
Holders
As of May 27, 2022, we had approximately 423 shareholders of record. The number of record holders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in street name (i.e., in the names of various securities brokers, dealers, and registered clearing houses or agencies or similar institutions).
Dividends
We have not declared or paid a cash dividend on our common stock during the past three fiscal years. Any payment of cash dividends on stock in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual and legal restrictions and other factors deemed relevant by our board of directors. We currently intend to retain any future earnings to fund the operation, development and expansion of our business, and therefore we do not anticipate paying any cash dividends on common stock in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plans is set forth under the heading "Securities Authorized for Issuance Under Equity Compensation Plans" in "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in Item 12 of this annual report.
Stock Performance Graph
The graph and table below matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P 500 Diversified Financials index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 3/31/2017 to 3/31/2022.
The comparisons shown in the graph and table below are based upon historical data. The stock price performance shown in the graph and table below is not necessarily indicative of, nor is it intended to forecast, the future performance of our common stock. Information used in the graph was obtained from RDG Filings, a source we believe to be reliable, but we are not responsible for any errors or omissions in such information.

	3/17	3/18	3/19	3/20	3/21	3/22

Freedom Holding Corp.	100	2,192	2,774	4,544	17,075	19,072
S&P 500	100	114	125	116	182	210
S&P 500 Diversified Financials	100	122	116	105	170	206
The performance graph and table shall not be deemed "soliciting material" or to be "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.
Recent Sales of Unregistered Equity Securities
During fiscal 2022, we did not sell any unregistered shares of our equity securities.
Issuer Repurchases of Equity Securities
We did not repurchase any equity securities of the Company during fiscal 2022.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and the related notes thereto contained in Part II Item 8 as well as the information set forth in Part I Item 1 "Business" of this annual report. This discussion contains certain forward-looking statements that involve known and unknown risks, uncertainties, and other factors as described under the heading "Special Note about Forward-Looking Information" in this annual report. Actual results could differ materially from those projected in any forward-looking statements. For additional information regarding these risks and uncertainties, see the disclosure under the heading "Risk Factors" in Part I Item 1A of this annual report.
This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during fiscal 2022, 2021 and 2020. All dollar amounts presented in this MD&A are presented in thousands of U.S. dollars unless the context indicates otherwise.
OVERVIEW
Historically, we have operated the Company as a single operating segment. With the decision to divest our Company of our Russian subsidiaries, we have elected to restructure our operations have been organized into five geographic regions: Kazakhstan, Europe, the U.S., Middle East/Caucasus and Russia. Within these regions, through our subsidiaries, we engage in a broad range of activities in the securities industry, including securities dealing, market making, retail securities brokerage, investment research, investment counseling, investment banking and underwriting services, and in Kazakhstan and Russia we have operated commercial banking services that complement our other financial services. Subsequent to our March 31, 2022, year end we concluded the acquisition of two insurance companies operating in Kazakhstan and have determined to divest our interests in Russia. For additional information see Note 1 "Description of Business" and Note 28 "Segment Information" in the Notes to our consolidated financial statements contained in Part II Item 8 and "Business" in Part I Item 1 of this annual report.
Subsequent Events
Acquisitions
In May 2022 we completed the acquisition of two insurance companies in Kazakhstan: (1) Freedom Life, which sells products including life insurance, health insurance, annuity insurance, accident insurance, obligatory worker emergency insurance, travel insurance and reinsurance, and (2) Freedom Insurance, a direct insurance carrier, that sells general insurance products in property (including automobile), casualty, civil liability, personal insurance and reinsurance. The acquisition of these two insurance companies will allow us to broaden our product and service offerings to our customers in Kazakhstan and will give us access to the insurance companies' customers to offer them other products and services we sell in Kazakhstan. For additional information regarding Freedom Life and Freedom Insurance, see "Insurance" in "Business" in Part I Item 1 of this annual report.
We have additional planned acquisitions of PayBox, Ticketon and ReKassa, which are technology companies that we plan to integrate into our financial services technology platform. We do not consider these planned acquisitions to be material. For additional information regarding these planned acquisitions, see "Planned Information Technology Acquisitions" in "Business" in Part I Item 1 of this annual report.
Planned Divestiture of our Russian Subsidiaries
As a result of the Russia/Ukraine Conflict, the economic climate in Russia has experienced significant volatility of the ruble, currency controls, materially increased interest rates and inflation and a potential contraction in consumer spending, as well as the withdrawal of foreign businesses from the Russian market. This has and may continue to have a significant negative impact on the Russian economy. This also negatively impacted our business and operations in Russia as well as Ukraine. For additional information see "Recent Events" in "Business" in Part Item 1 of this annual report.
After careful consideration, we have decided to divest our interests in our two Russian subsidiaries, Freedom RU and Freedom Bank RU. The divestiture will be made to our chairman, chief executive officer and controlling shareholder, Timur Turlov. We believe the planned divestiture of our Russian subsidiaries is not subject to approval from the CBR, however, given the evolving nature of the Russian countersanctions and their implementation, we cannot assure that such approval will not be required.

Following the divestiture, Mr. Turlov has indicated that he in turn intends to pursue the resale of the two entities to certain members of the current management teams operating the Russian brokerage and bank, or to some other suitable buyer, subject to the qualification of any potential purchaser under Russian law and any required governmental or commercial consents. As part of this plan the two entities will be renamed and rebranded immediately after their divestiture from the Company and Mr. Turlov will not hold any position as an officer or director or be involved in the day-to-day operations of either entity. We currently anticipate that the sale of the two entities to Mr. Turlov will be completed as soon as practicable, the completion of which, however, is uncertain and subject to factors beyond our control, but we expect it to be completed before the end of the third fiscal quarter of our 2023 fiscal year. Following the divestiture, Mr. Turlov intends to dispose of the Russian entities within the next 12-18 months, this timing, however, is also uncertain and subject to factors beyond our control. For additional information see "Planned Divestiture of our Russian Subsidiaries" in "Business" in Part I Item 1 of this annual report.
At March 31, 2022 and 2021, our Russia segment accounted for 28% and 37% of our total assets, respectively and 32% and 38% of our total liabilities, respectively. As of March 31, 2022, our Russian subsidiaries had 43 offices and branches, which represented approximately 40% of our total offices and branches, and 1,717 employees, which represented approximately 50% of our total employee count. The table below reflects the percentage of the total that certain Russia segment operating results contributed to our total operating results for the fiscal years ended March 31, 2022, 2021 and 2020.

	For the years ended March 31,
	2022	2021	2020
Fee and commission income	19%	19%	28%
Total Revenue, Net	—%	25%	32%
Operating Expenses	45%	54%	57%
Total Expenses	30%	32%	43%
Net Profit/(Loss)	(40)%	15%	(11)%
For additional details regarding our segment results of operations for each of our segments for the fiscal years ended March 31, 2022, 2021 and 2020, see Note 28 "Segment Reporting" to our consolidated financial statements contained in Part II Item 8 of our annual report.
At this time, we do not know what the outcome will be of the Russia/Ukraine Conflict or its long-term impact on the economy of Russia or our Russian subsidiaries. Similarly, we cannot forecast with any certainty the potential impacts the fluid and evolving Russia-related sanctions and ad hoc corporate actions may have on businesses operating in Russia, including our Russian subsidiaries. The divestiture of our Russian subsidiaries will result in significant contraction in the overall size of our Company. Because of the significant uncertainty surrounding the Russia/Ukraine Conflict, it is less clear what impacts the divestiture of our Russian subsidiaries will have on our results of operations and financial condition in the short-term and the long-term. We believe, however that divestiture of our Russian subsidiaries is in the best interest of our Company and shareholders. Going forward we will be focused on completing our corporate restructuring, the divestiture and growing our business operations in Central Asia, Europe, the U.S., and Middle East/Caucasus.
Corporate Restructuring
As of the fiscal year end Freedom RU owned approximately a 90% interest in Freedom KZ with the remaining ownership held by FRHC. Freedom KZ owns a 100% interest in Freedom Bank KZ, Freedom Insurance and Freedom Life. Prior to the divestiture of our Russian entities, we will undertake a corporate restructuring to transfer legal ownership of Freedom KZ and its subsidiaries to FRHC as a direct subsidiary. For additional information regarding our corporate restructuring, see "Corporate Restructuring" in "Business" in Part I Item 1 of this annual report.
Summary of Results of Operations
Historically, we have operated as a single operating segment offering financial services to our customers in a single Eurasian geographic region. In conjunction with the decision to divest our Russian subsidiaries and the corporate restructure, coupled with our continued expansion, we have also elected to restructure our operations geographically into five regional segments: Central Asia, Europe, the U.S., Middle East/Caucasus and Russia (until completion of our planned divestiture). Moving forward after completion of the divestiture of our Russian subsidiaries, we will manage our operations in four regional segments.

We are focused on growing our business in our four regional segments: Central Asia, Europe, the U.S., and Middle East/Caucasus. Refer to Note 28 "Segment Information", of the Notes to our consolidated financial statements contained in Part II Item 8 of this annual report for further discussion. Depending upon the region, this may include securities brokerage, capital markets/investment banking, commercial banking and insurance. See "Our Regional Segments" in "Business" in Part I Item 1 of this annual report for a further discussion of the services we currently offer in each region.
For the fiscal year ended March 31, 2022, we had total revenues, net of $564,663 as compared to $352,551 and $121,902 for the fiscal years ended March 31, 2021 and 2020, respectively. For the fiscal year ended March 31, 2022, we had net income of $211,369 as compared to $142,924 and $22,130 for the fiscal years ended March 31, 2021 and 2020, respectively.
Our number of total client accounts increased from approximately 140,000 as of March 31, 2020 to approximately 290,000 as of March 31, 2021, to approximately 410,000 as of March 31, 2022. As of March 31, 2022, more than 55% of those client accounts carried positive cash or asset account balances. Internally, we designate “active accounts” as those in which at least one transaction occurs per quarter. For the fiscal year ended March 31, 2022, we had approximately 94,000 active accounts. Our total assets increased to $2,921,009 as of March 31, 2022 from $2,018,645 as of March 31, 2021 and $453,523 as of March 21, 2020. In addition, during the year ended March 31, 2022, we had a net gain recognized on trading securities of $77,671, primarily due to our disposal in the quarter ended September 30, 2021 of stock we owned in the SPBX. The growth in our revenue and net income resulting from the recognized net gain on the sale of SPBX shares should not be considered indicative of future performance. By comparison, during the fiscal years ended March 31, 2021 and March 31, 2020, we recognized net gain on trading securities of $46,186 and $14,923, respectively.
Key Factors Affecting Our Results of Operations
Our operations have been, and may continue to be, affected by certain key factors as well as certain historical events and actions. The key factors affecting our business and the results of operations include, in particular: the Russia/Ukraine Conflict (including but not limited to related sanctions and countersanctions), the planned divestiture of our Russian subsidiaries and corporate restructuring discussed above, the business environment in which we operate, the growth of retail brokerage activity in our key markets, the impact of COVID-19, governmental polices, and acquisitions. Each of these factors is discussed in more detail below.
Business Environment
Financial services industry performance is closely correlated to economic conditions and financial market activity. The Russia/Ukraine Conflict which began in our fourth fiscal quarter has caused significant disruption in the currency market, affected interest rates, securities markets, and negatively impacted Russian and Ukrainian customer confidence. Additionally, broader market conditions and investor activity are a product of many variables, most of which are generally beyond our control and unpredictable.

For example, during the period from January 1, 2022 to March 31, 2022, we recognized a decrease in net gain on trading securities of $107,883 as a result of revaluation of securities in our proprietary investment accounts. Despite the impact of the Conflict on the economies and securities markets where we operate, we realized a net gain on trading securities of $77,671 for fiscal 2022, as compared to $46,186 for fiscal 2021 and $14,923 for fiscal 2020. The net gain on trading securities of $77,671 was composed of $179,216 of realized net gain and $101,545 of unrealized net loss on securities positions that remained open at March 31, 2022. For additional information regarding net gains and losses on trading securities see "Net Gain/(Loss) on Trading Securities" below in this Item 7.

Similarly, the significant fluctuations in the value of the Russian ruble and the Kazakhstan tenge leading up to and following the beginning of the Conflict in February 2022, resulted in us recognizing a $38,578 net loss on foreign exchange operations during our fourth fiscal quarter 2022 and a net loss on foreign exchange operations of $37,693 for the 2022 fiscal year. From April 1, 2022, through the date of this annual report, the USD/RUB exchange rate has decreased by 25% (from 84.09 to 63.10) and USD/KZT exchange rate decreased by 8% (from 465.46 to 427.39). Given the fluid and unpredictable nature of the Conflict and sanctions and countersanctions, there is no assurance this trend will continue. However, we expect this strengthening of the Russian ruble and the Kazakhstan tenge against the U.S. dollar to positively impact our foreign exchange operations in our first fiscal 2023. For additional information regarding net losses and gains on foreign exchange operations, see "Net (Loss)/Gain on Foreign Exchange Operations" below in this Item 7

Despite the negative effects of the fourth fiscal quarter discussed above, we realized total revenue, net during fiscal 2022 of $564,663, including $431,938 of fee and commission income, and a net gain of trading securities of $77,671 and total net income of $211,369, compared to total net income of $142,924 and $22,130, respectively, during fiscal 2021 and 2020.

Growth of Retail Brokerage Activity
The retail brokerage markets in Kazakhstan and Russia, have grown rapidly in recent years. This growth has had a significant positive effect on our results of operations in recent periods. According to data from the KASE, the number of active accounts of retail investors on the KASE equity market increased from approximately 150.2 thousand in March 31, 2021 to 218.3 thousand in March 31, 2022. According to the MOEX (based on data provided by NAUFOR), the number of retail customers on the MOEX increased from approximately 11.1 million as of March 31, 2021 to 16.8 million as of March 31, 2022. There is no assurance that such growth rates will continue in future periods.
Impact of COVID-19
The COVID-19 pandemic affected the global financial markets and resulted in unprecedented global market conditions that led to significant growth in our customer accounts, as well as increased activity from our existing customers, resulting in higher fee and commission income. We believe that the interventions from banks and governments in response to the COVID-19 pandemic and increased time people spent at home during the pandemic, led to an opportunity and optimism in opening investment accounts and investing in financial markets worldwide, particularly in the U.S. capital markets, and in the non-U.S. markets where we operate. The increased levels of customer activity combined with greater market volatility led to significant growth in our customer accounts, trading volume, fee and commission income, gains in our proprietary trading and net income during the fiscal year ended March 31, 2022 and 2021.
While the overall impact of COVID-19 has been largely positive for our business during the fiscal years ended March 31, 2022 and 2021, its future impacts on our business, operational and financial performance is uncertain. We expect a return to more traditional levels of customer interest in investing as we enter into a less critical endemic period.
Governmental Policies
Our earnings are and will be affected by the monetary, fiscal and foreign policies of the governments of Kazakhstan, Cyprus, and Russia. The monetary policies of these countries may have a significant effect upon our operating results. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.
Related Party Transactions with FFIN Brokerage
A significant part of our brokerage business has consisted of providing brokerage services indirectly to brokerage clients of FFIN Brokerage, which is owned personally by Timur Turlov, our controlling shareholder, chairman and chief executive officer, and is not part of our group of companies. FFIN Brokerage has its own brokerage customers, which include individuals and market-maker institutions. A large portion of our fee and commission income is derived from the customer relationship between Freedom EU and FFIN Brokerage. See "Legacy Operations and Key Relationships" in "Business" of Item 1, Part I of this annual report.
Fee and commission income generated from FFIN Brokerage accounted for approximately 54% of our total revenue for the year ended March 31, 2022, as compared to approximately 55% of our total revenue for the year ended March 31, 2021, and 62% of our total revenue for the year ended March 31, 2020. As of March 31, 2022, 2021 and 2020, amounts due from FFIN Brokerage were $102,680, $8,948, and $90,696, respectively or 29%, 14%, and 80%, respectively, of total brokerage and other receivables, net. We consider our receivables due from related parties as at these respective dates to be fully collectible. All of our transactions with FFIN Brokerage are conducted in the ordinary course of business. Such transactions are conducted on substantially the same terms as those prevailing at the time for comparable transactions with similarly situated unaffiliated third parties.
Acquisitions
Historically we have been active in pursuing non-organic growth through mergers and acquisitions. We expect this trend to continue in the future, including the planned acquisitions discussed in "Acquisitions" above in this Item 7.

Key Income Statement Line Items
Revenue
We derive revenue primarily from fee and commission income earned from our retail brokerage and banking customers, fee and commission income from investment banking services, our proprietary trading activities and interest income. Fee and commission income as a percentage of our total revenue was 77%, 77% and 76% in the fiscal year ended March 31, 2022, 2021 and 2020, respectively.
Fee and Commission Income
Fee and commission income consists principally of brokerage fees from customer trading, including fees charged for providing margin lending and related banking services, and fees for underwriting, market making and consulting services. A substantial portion of our revenue is derived from commissions from customers through accounts with transaction based pricing. Brokerage commissions are charged on investment products in accordance with a schedule we have formulated that aligns with local practices. Retail brokerage service fee and commission income as a percentage of our total fee and commission income was 91%, 90% and 89% in the fiscal years ended March 31, 2022, 2021 and 2020, respectively. Fees received for banking services consist primarily of wire transfer fees, commissions for payment processing and commissions for currency exchange operations.
Net Gain/(Loss) on Trading Securities
Net gain/(loss) on trading securities reflects the change in value of the securities held in our proprietary trading portfolio each period. A net gain or loss is comprised of both realized and unrealized gains and losses during the period being presented. Realized gains or losses are recognized when we close an open position in a security and recognize a gain or a loss on that position. U.S. GAAP requires that we also reflect in our financial statements any unrealized gain or loss on each open securities positions as of the end of each period based on whether the value of the open position is higher or lower at the period end than it was at either: (i) the beginning of the period, if the position was held for the full period; or (ii) at the time the position was opened, if the position was opened during the period. Fluctuations in unrealized gains or losses from one period to another can occur as a result of factors beyond our control, such as fluctuations in the market prices of the open securities positions we hold resulting from market and economic uncertainty arising from global or local events that cause significant market volatility, or even halting of trading in certain markets, all of which occurred as a result of the Russia/Ukraine Conflict. Fluctuations might also result from factors within our control, such as when we elect to close an open securities position, which would have the effect of reducing our open positions and, thereby potentially reducing or increasing the amount of unrealized gains or losses in a period. These fluctuations can adversely affect the ultimate value we realize from our proprietary trading activities. Unrealized gains or losses in a particular period may or may not be indicative of the gain or loss we will ultimately realize on a securities position when the position is closed. As a result, we might realize significant swings in net gains and losses realized on our trading securities year-over-year and quarter-to-quarter.
Interest Income
We earn interest income from trading securities, reverse repurchase transactions, and loans to customers. Interest income on trading securities consists of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading account.
Fee and Commission Expense
We incur fee and commission expense for operations within our brokerage and banking activities. Fee and commission expense consists of expenses related to brokerage, banking, stock exchange, clearing, and depository services. Generally, we expect fee and commission expense to increase and decrease corresponding to increases and decreases in fee and commission income.
Interest Expense
Interest expense includes the expenses associated with our short-term and long-term financing, which consist of interest on securities repurchase agreement obligations, customer accounts and deposits, debt securities issued, and loans received.
Operating Expense

Operating expense includes payroll and bonuses, advertising expenses, lease cost, professional expenses, depreciation and amortization, communication services, software support, stock compensation expense, representative expenses, business trip expenses, utilities, charity, and other expenses.
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
Net Income/(Loss) Attributable to Non-controlling Interest
We own a 9% interest in Freedom UA. The remaining 91% interest is owned by Askar Tashtitov, the president of our Company. Through a series of agreements entered into with Freedom UA that obligate us to guarantee the performance of all Freedom UA obligations, provide Freedom UA adequate funding to cover its operating losses and net capital requirements, provide the management competence and operational support and ongoing access to our significant assets, technology resources and expertise in exchange for 90% of all net profits of Freedom UA after tax, we account for Freedom UA as a variable interest entity. We reflect our ownership of Freedom UA as a non-controlling interest in our Consolidated Statements of Financial Condition, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Equity and Consolidated Statements of Cash Flows.
All dollar amounts reflected in "Results of Operations," "Liquidity and Capital Resources," "Contractual Obligations," and "Critical Accounting Policies" of this MD&A are presented in thousands of U.S. dollars unless the context indicates otherwise.
Results of Operations
Comparison of Years Ended March 31, 2022, 2021 and 2020

The following comparison of our financial results for the year ended March 31, 2022, 2021 and 2020, is not necessarily indicative of future results. Certain prior period presentations and disclosures, while not required to be recast, were reclassified to ensure comparability with current period classifications.
Revenue
The following table sets out information regarding our total revenue, net for the periods presented.

	Year ended March 31,
	2022	2021	Amount Change	% Change	2020	Amount Change	% Change
Fee and commission income	$431,938	$271,939	$159,999	59%	$92,668	$179,271	193%
Net gain on trading securities	77,671	46,186	31,485	68%	14,923	31,263	209%
Interest income	91,801	30,873	60,928	197%	12,134	18,739	154%
Net (loss)/gain on foreign exchange operations	(37,693)	3,428	(41,121)	(1,200)%	2,315	1,113	48%
Net gain/(loss) on derivatives	946	125	821	657%	(138)	263	(191)%
Total revenue, net	$564,663	$352,551	$212,112	60%	$121,902	$230,649	189%

	Year ended March 31,
	2022	2021	2020
Fee and commission income	77%	77%	76%
Net gain on trading securities	14%	13%	12%
Interest income	16%	9%	10%
Net (loss)/gain on foreign exchange operations	(7)%	1%	2%
Net gain/(loss) on derivatives	—%	—%	—%
Total revenue, net	100%	100%	100%

During fiscal 2022, we realized total net revenue of $564,663, a 60% increase compared to fiscal 2021. Revenue during fiscal 2022 was higher than fiscal 2021 primarily due to increased fee and commission income, net gain on trading securities and interest income, which was partially offset by a net loss on foreign exchange operations.

During fiscal 2021 we realized total net revenue of $352,551, a 189% increase compared to fiscal 2020. Revenue during fiscal 2021 was significantly higher than fiscal 2020 primarily due to increases in all revenue categories during fiscal 2021.

Fee and commission income

The following tables set forth information regarding our fee and commission revenues for the periods presented.

	Year ended March 31,
	2022	2021	Amount Change	% Change	2020	Amount Change	% Change
Retail brokerage fee and commission income	$391,996	$245,913	$146,083	59%	$82,800	$163,113	197%
Investment banking fee and commission income	8,705	8,345	360	4%	2,360	5,985	254%
Commission from bank services	23,274	12,403	10,871	88%	7,240	5,163	71%
Other fee and commission income	7,963	5,278	2,685	51%	268	5,010	1869%
Total fee and commission income	$431,938	$271,939	$159,999	59%	$92,668	$179,271	193%

	Year ended March 31,
	2022	2021	2020
	(as a % of total fee and commission income)
Retail brokerage fee and commission income	91%	90%	89%
Investment banking fee and commission income	2%	3%	3%
Commission from bank services	5%	5%	8%
Other fee and commission income	2%	2%	—%
Total fee and commission income	100%	100%	100%

During fiscal 2022 fee and commission income was $431,938, an increase of $159,999, or 59%, as compared to fee and commission income of $271,939 for fiscal 2021. This increase in fee and commission income was primarily attributable to a $146,083 increase in fees and commission from brokerage services. The increase in fee and commission income from brokerage services was attributable to growth in client accounts through organic efforts including expansion of fee and commission generating activities such as an increase in the number of clients, an increase in number of active clients, and more trades by clients.

During fiscal 2021 fee and commission income increased by $179,271, a 193% increase over fiscal 2020. This increase was the result of a $163,113 increase in fees and commission from brokerage services primarily as a result of growth in client accounts through non-organic and organic efforts including expansion of our retail financial advisers and increases in the volume of analysts' reports made available to our customer base, and significantly increased trading volume and client activity stemming from government and bank interventions and other events in response to the COVID-19 pandemic and the resulting increased market volatility and economic uncertainty. During fiscal 2021 we also realized a $5,163 increase in related banking service fees, and a $5,985 increase in fees for underwriting services.

The increase in fees from underwriting services was driven mainly by increases in the volume and size of debt capital market transactions arranged by Kazakhstan brokerage companies, and the unique market opportunities created by the COVID-19 pandemic.

Net gain on trading securities
Net gain on trading securities was $77,671 for fiscal 2022 as compared to $46,186 for fiscal 2021. See the following table for information regarding our net gains and losses during fiscal 2022 and 2021:
See the following table for information regarding our net gains and losses during fiscal 2022, 2021 and 2020:

	Realized Net Gain	Unrealized Net Gain/(Loss)	Net Gain on Trading Securities
Fiscal 2022	$179,216	$(101,545)	$77,671
Fiscal 2021	$39,267	$6,919	$46,186
Fiscal 2020	$22,770	$(7,847)	$14,923
During fiscal 2022 we exchanged approximately 12.5 million shares of stock in the SPBX we held in our proprietary trading account for units in the SPBX ETF. The main contributing factors to the increase in realized net gain on trading securities during fiscal 2022, compared to fiscal 2021, was the sale of those SPBX ETF units and other SPBX shares we held. As a result, in fiscal 2022 we recognized realized net gain on trading securities sold of $179,216. Largely as a result of the Russia/Ukraine Conflict and its impacts on the securities markets we had unrealized net losses on open trading positions of $101,545. As a result of the foregoing, during fiscal 2022 we recognized a net gain on trading securities of $77,671 as shown in the table above.
The main contributing factors to the increase in net gain on trading securities in fiscal 2021 compared to fiscal 2020 included the increased size of our trading portfolio, favorable market conditions, increased use and success of intraday algorithmic trading and market-making activities on the SPBX outside of regular U.S. market hours.
Interest income
The following tables set forth information regarding our revenue from interest income for the periods presented.

	Year ended March 31,
	2022	2021	Amount Change	% Change	2020	Amount Change	% Change
Interest income on reverse repurchase agreements and amounts due from banks	$6,172	$3,428	$2,744	80%	$1,586	$1,842	116%
Interest income on loans to customers	$4,927	$579	$4,348	751%	$572	$7	1%
Interest income on trading securities	$80,702	$26,866	$53,836	200%	$9,976	$16,890	169%
Total interest income	$91,801	$30,873	$60,928	197%	$12,134	$18,739	154%

	Year ended March 31,
	2022	2021	2020
	(as a % of total interest income)
Interest income on reverse repurchase agreements and amounts due from banks	7%	11%	13%
Interest income on loans to customers	5%	2%	5%
Interest income on trading securities	88%	87%	82%
Total interest income	100%	100%	100%

During fiscal 2022 we recognized a $60,928, or 197% increase in interest income as compared to fiscal 2021. This increase in interest income was the result of an increase in the total size of our trading portfolio and an increase in the amount of bonds we held as a percentage of our total trading portfolio. During fiscal 2022 we shifted more of our portfolio from equity to debt to take advantage of a profitable bond market. In addition, we recognized a $4,348 or 751% increase in interest income from new loans issued to customers of Freedom Bank KZ. We also realized a $2,744, or 80% increase in interest income due from banks and from reverse repurchase transactions during fiscal 2022 as compared to fiscal 2021.

During fiscal 2021 we realized a $16,890, or 169% increase in interest income from trading securities compared to fiscal 2020 because we increased the total size of our trading portfolio and the percentage of our investments in bonds. We also realized a $1,842, or 116% increase in interest income due from banks that resulted primarily from increased overnight deposit transactions during fiscal 2021 and from reverse repurchase transactions because we engaged in an increased volume of such transactions during fiscal 2021. We also realized increased interest income due from banks of $461 that resulted primarily from increased overnight deposit transactions during fiscal 2021.
Net gain/(loss) on foreign exchange operations
Under U.S. GAAP, we are required to revalue monetary assets and liabilities denominated in any currency other than the functional currency of the entity holding such asset or liability to the functional currency of that entity. During the year ended March 31, 2022, we realized a net loss on foreign exchange operations of $37,693 compared to a net gain of $3,428 during the year ended March 31, 2021. The primary reason for this net loss was the 11% decrease in the value of the Russian ruble against the U.S. dollar stemming from the geopolitical turmoil that began in early 2022. Due to large amounts of USD denominated net liabilities held in our subsidiary Freedom RU, we recognized a net loss on foreign exchange operations of $21,532. Further, we realized a net loss on foreign exchange operations affected by the purchase and sale of foreign currency of $12,378 as a result of higher volume of currency exchange transactions.
During fiscal 2021 we recognized a $1,113 increase in net gain on foreign exchange operations compared to fiscal 2020 as the value of Kazakhstan tenge and Russian ruble appreciated by 4.8% and 2.6%, respectively against U.S. dollar.
Expense
The following tables set forth information regarding our total expense for the periods presented.

	Year ended March 31,
	2022	2021	Amount Change	% Change	2020	Amount Change	% Change
Fee and commission expense	$81,231	$73,100	$8,131	11%	$21,936	$51,164	233%
Interest expense	75,899	27,366	48,533	177%	12,399	14,967	121%
Operating expense	161,593	77,434	84,159	109%	59,990	17,444	29%
Provision for impairment losses/(recoveries)	2,985	1,561	1,424	91%	(1,164)	2,725	(234)%
Other expense, net	6,061	68	5,993	8813%	609	(541)	(89)%
Total expense	$327,769	$179,529	$148,240	83%	$93,770	$85,759	91%

	Year ended March 31,
	2022	2021	2020
Fee and commission expense	25%	41%	23%
Interest expense	23%	15%	13%
Operating expense	49%	43%	64%
Provision for impairment losses/(recoveries)	1%	1%	(1)%
Other expense, net	2%	—%	1%
Total expense	100%	100%	100%
For fiscal 2022 we incurred total expenses of $327,769, an 83% increase as compared to total expense of $179,529 for fiscal 2021. Expenses increased with the increase of interest expense and the growth of our business primarily in connection with increases in administrative costs and fees from the growth in our revenue generating activities and integrating our acquisition targets.
During fiscal 2021 we incurred total expenses of $179,529, a 91% increase compared to fiscal 2020. Expenses increased with the growth of our business during fiscal 2021 primarily in connection with corresponding administrative costs and fees from the growth in our revenue generating activities and integrating our acquisition targets.

Fee and commission expense
Fee and commission expense increased by $8,131, or 11%, during fiscal 2022 as compared with fiscal 2021. This included increases in commissions paid for bank services of $5,894 and commission fees paid for clearing and exchange services of $1,185.
Fee and commission expense increased by $51,164, or 233% during fiscal 2021 compared to fiscal 2020. This included increases in brokerage commissions to our prime brokers of $44,425, commissions paid for bank services of $3,796 and commission fees paid to Central Depositories and stock exchanges of $879.
These increases in fee and commission expense were the result of both growth in our client base and increased transaction volume from our clients. Generally, we expect fee and commission expense to increase and decrease in correspondence with increases and decreases in fee and commission income.
Interest expense
For fiscal 2022 we incurred a $48,533, or 177% increase in interest expense as compared to fiscal 2021. The increase in interest expense is primarily attributable to a $36,929, or 253% increase in the volume of short-term financing through securities repurchase agreements, and a $11,327 increase in interest on customer deposits. During fiscal 2022 we increased our volume of short-term financing through securities repurchase agreements primarily in order to fund our investment portfolio. The increase in interest on customer deposits was a result of the growth of customer deposit accounts.
For fiscal 2021 we incurred a $14,967 or 121% increase in interest expense over fiscal 2020. The increased interest expense is primarily attributable to a $7,434 increase in volume of short-term financing through securities repurchase agreements, a $5,671 increase in interest on client deposits, and a $1,914 increase in interest expense on debt securities issued. We increased our volume of short-term financing through securities repurchase agreements primarily in order to fund our investment portfolio. The increase in interest on client deposits was a result of a growth of customer deposits. The increase of interest expense on debt securities was due to increased interest payments paid on the FRHC Notes issued in December 2019 and February 2020.

Operating expenses

Operating expenses for fiscal 2022 was $161,593, a 109% increase compared to fiscal 2021. This increase was primarily attributable to a $36,949 increase in payroll and bonuses expense as a result of expansion of our workforce through hiring, a $14,599 increase in stock compensation expense from issuing restricted stock grants to key employees in May 2021, a $10,247 increase in advertising expenses, an $8,448 increase in professional services as a result of expansion of our business, a $2,311 increase in software support, and a $1,695 in lease depreciation.
Operating expenses for fiscal 2021 totaled $77,434, a $17,444, or 29% increase compared to fiscal 2020. This increase was primarily attributable to a $14,015 increase in payroll and bonus expense as a result expansion of our workforce through acquisition and hiring.
Other expense
During fiscal 2022, we incurred an 8,813% increase of other expense, net as compared to fiscal 2021. This was due to economic uncertainty during our fourth fiscal quarter stemming from the Russia/Ukraine Conflict, where we recognized a $2,300 impairment losses on goodwill of Freedom Bank RU, Zerich, and Freedom UA. Other expense, net during fiscal 2022 also included write-off expenses of client base that was recognized with the acquisition of Zerich in the amount of $3,126.
Income tax expense
We recognized net income before income tax of $236,894, $173,022 and $28,132 during fiscal 2022, 2021 and 2020, respectively. Our effective tax rate during fiscal 2022 decreased to 10.8%, from 17.4% during fiscal 2021 as a result of changes in the composition of the revenues we realized from our operating activities and the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate along with the incremental U.S. tax on GILTI. Despite the decrease in our effective tax rate, as a result in the increase of our net income before income tax by $63,872, our income tax expense increased by $4,573 during the fiscal 2022.
Net income

As a result of the foregoing factors, for fiscal 2022 we had net income of $211,369 as compared to $142,924 for fiscal 2021, an increase of 48%. For fiscal 2020 we had net income of $22,130.
Non-controlling interest
We reflect our ownership of Freedom UA as a non-controlling interest in our Consolidated Statements of Financial Condition, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Equity and Consolidated Statements of Cash Flows. We recognized a net loss attributable to non-controlling interest of $6,566 for the fiscal year 2022 as compared to a net income attributable to non-controlling interest of $631 for the fiscal year 2021. Largely as a result of the Russia/Ukraine Conflict and its impacts on the securities markets where Freedom UA held most of its open securities positions, we recognized an unrealized net loss on open trading positions of $5,471.
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
Foreign currency translation adjustments, net of tax
Due to the depreciation of the Russian ruble by 11% against the U.S. dollar and depreciation of Kazakhstan tenge by 9.4% against the U.S. dollar for fiscal year 2022 as compared to fiscal year 2021, we realized a foreign currency translation loss of $17,245 for fiscal year 2022, compared to a foreign currency translation gain of $1,857 for fiscal year 2021. During fiscal 2020, we realized a foreign currency translation loss of $14,851 as a result of the depreciation of the Russian ruble by 20% and the Kazakhstan tenge by 18% against the U.S. dollar.
Segment Results of Operations

We have historically operated as a single operating segment. With the planned restructuring of our operations and divestiture of our Russian subsidiaries, coupled with our continued expansion, we have elected to reorganize our operations geographically into five regional segments: Central Asia, Europe, United States, Middle East/Caucasus, and Russia (until completion of the planned divestiture). Moving forward after completion of the divestiture of our Russian subsidiaries, we will manage our operations in four regional segments. These operating segments are based on how our CODM will be making decisions about allocating resources and assessing performance. The total revenue, net associated with our segments is summarized in the following table:

	Year ended March 31,
	2022	2021	Amount Change	% Change	2020	Amount Change	% Change
Central Asia	118,067	55,722	$62,345	112%	$19,221	$36,501	190%
Europe	437,706	201,188	236,518	118%	63,781	137,407	215%
U.S.	9,139	9,086	53	1%	236	8,850	3,750%
Russia	(249)	86,555	(86,804)	(100)%	38,664	47,891	124%
Middle East/Caucasus	—	$—	—	—%	—	—	—%
Total revenue, net	$564,663	$352,551	$212,112	60%	$121,902	$230,649	189%

During fiscal 2022 total revenue, net increased across each of our regional operating segments, except Russia. During fiscal 2021 total revenue, net increased across each of our regional operating segments. The increase in total net revenues for fiscal 2022 compared to fiscal 2021, and fiscal 2021 compared to fiscal 2020, was driven by the following:

•Total revenue, net in our Central Asia segment increased $62,345, or 112%, to 118,067 for fiscal 2022, as compared to $55,722 during fiscal 2021. This increase was mainly driven by the increase of interest income. This increase of interest income was primarily impacted by growth of interest received from securities held in our trading portfolio and an increase in interest accrued from loans issued. Moreover, this segment was significantly affected by the increase in commission fees from brokerage and banking services during the year caused by the expansion of our brokerage and banking business.

Total revenue, net in our Central Asia segment increased $36,501, or 190%, to $55,722 for fiscal 2021, as compared to $19,221 during fiscal 2020. This increase was mainly driven by the increase of commission income. During fiscal 2022 growth of commission income was caused by the opening and rapid growth of brokerage services by Freedom Global. Furthermore, we had growth of income on brokerage services and growth of commission from underwriting services. The increase of revenue was also due to the rise of net gain on trading securities, related to growth of our trading portfolio and an increase in interest income from securities held in our trading portfolio.

•Total revenue, net in our Europe segment increased $236,518, or 118%, to $437,706 for fiscal 2022, as compared to $201,188 during fiscal 2021. This increase was driven by an increase in fee and commission income due to an increase in the number of clients and the volume of transactions they made. There was also a large increase in revenue due to the growth of net gain on trading securities as a result of realized gain from the sale of the SPBX ETF and SPBX shares for our investment portfolio. Total revenue, net in our Europe segment increased $137,407, or 215%, to $201,188 for fiscal 2021, as compared to $63,781 during fiscal 2020. This growth was driven by an increase in commission income for the year due to an increase in the size of our customer base and the volume of transactions they make.

•Total revenue, net in our U.S. segment was stable during fiscal 2022 and increased only by $53 or 1% as compared to fiscal year 2021. Total revenue, net in our U.S. segment increased by $8,850 or 3,750%, to $9,086 for fiscal year 2021, as compared to $236 during fiscal year 2020. This increase was driven by positive revaluation of the SPBX shares and acquisition of PrimeEx in addition to its earned fee and commission income.

•We did not recognize revenue in our Middle East/Caucasus segment during fiscal 2021 and 2020 as none of our Azerbaijani, Armenian or UAE subsidiaries existed in those periods. During fiscal 2022 we began the process of forming our Azerbaijani and Armenian subsidiaries and establishing their operations. We did not form our UAE subsidiary until April 2022 and are still in process of establishing its operations.

•Total revenues, net in our Russia segment decreased by $86,804, or 100%, generating negative net revenue of ($249) for fiscal year 2022, as compared to $86,555 during fiscal year 2021. This decrease in total revenue, net was driven by a net loss on trading securities from negative revaluation of certain securities, and a net loss on foreign currency exchange operations from an 11% depreciation of the Russian ruble against the U.S. dollar. These decreases were partially offset by growth in fee and commission income as a result of an increase the volume of customer transactions and expansion of the customer base in our Russia segment. Total revenue, net in our Russia segment increased by $47,891, or 124% during fiscal 2021, to $86,555, as compared to$38,664 during fiscal year 2020. During fiscal 2021, net revenues increased as a result of overall expansion our business in our Russia segment, both in the size of its customer base and its trading portfolio.

The total expenses associated with our segments is summarized in the following table:

	Year ended March 31,
	2022	2021	Amount Change	% Change	2020	Amount Change	% Change
Central Asia	112,316	34,632	$77,684	224%	26,927	$7,705	29%
Europe	101,078	79,176	21,902	28%	22,432	56,744	253%
U.S.	17,134	7,642	9,492	124%	4,423	3,219	73%
Russia	96,961	58,064	38,897	67%	39,988	18,076	45%
Middle East/Caucasus	280	15	265	1,767%	—	15	—%
Total expense, net	$327,769	$179,529	$148,240	83%	$93,770	$85,759	91%

During fiscal 2022, total expense increased across each of our regional operating segments. During fiscal 2021, total expense increased in our Central Asia, Europe, U.S and Russia segments as compared to fiscal 2020. The increase in total expenses for fiscal 2022 compared to fiscal 2021, and fiscal 2021 compared to fiscal 2020, was driven by the following:

•Total expense in our Central Asia segment increased by $77,684, or 224%, to $112,316 for fiscal 2022, as compared to $34,632 during fiscal 2021. This increase was driven by the increase in interest expense. This increase of interest expense was primarily impacted by growth of interest paid on securities repurchase agreements and customer deposits. Moreover, this segment was significantly affected by the increase in operating expenses due to the growth of payroll and bonuses and administrative expenses. Total expense in our Central Asia segment increased by $7,705, or 29%, to $ 34,632 for fiscal 2021, as compared to $26,927 during fiscal 2020.

This increase was driven by the increase in interest expense. During the fiscal 2021, growth of interest expense was caused by the acquisition of Freedom Bank KZ, and its rapid growth of securities repurchase agreements and payments for customer deposits. The increase of expenses was also caused by an increased expenses associated with provisions for impairment losses due to estimates of uncollectible receivables.

•Total expense in our Europe segment increased $21,902, or 28%, to $101,078 for fiscal 2022 as compared to $79,176 during fiscal 2021. This increase was driven by the growth of operating expense, mainly due to payroll and bonuses, marketing expense, and professional services. Total expense in our Europe region increased $56,744, or 253%, to $79,176 for fiscal 2021 as compared to $22,432 during fiscal 2020. This increase was driven by the growth of fee and commission expense from an increase in our customer base and related transaction volume increase, and by an increase in operating expense related to the growth of our business in this region.

•Total expense in our U.S. segment increased $9,492, or 124%, to $17,134 for fiscal 2022 as compared to $7,642 during fiscal 2021. This increase was driven by the growth of stock compensation expense and an increase of professional services. Total expenses in our U.S. segment increased by $3,219 or 25%, to $7,642 for fiscal 2021 compared to $4,423 during fiscal 2020 due to the growth of stock compensation expenses.

•Total expense in our Russia segment increased $38,897, or 67%, to $96,961 for fiscal 2022 as compared $58,064 during fiscal 2021. This increase was mostly due to the increase of operating expenses for payroll and bonuses, advertising, lease cost and representative expenses. Total expenses in our Russia segment increased by $18,076, or 45% to $58,064 during fiscal 2021 as compared to $39,988 during fiscal 2020. This increase was driven mostly due to the increase of fee and commission expense, interest expense and operating expenses from the expansion our business in our Russia segment.
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
We regularly monitor and manage our leverage and liquidity risk through various committees and processes we have established to maintain compliance with net capital and capital adequacy requirements imposed on securities brokerages and banks in jurisdictions where we do business. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as other factors, including the amount of available liquid capital (i.e., the amount of cash and cash equivalents not invested in our operating business). While we are confident in the risk management monitoring and processes we have in place, a significant portion of our trading securities and cash and cash equivalents are subject to collateralization agreements. This significantly enhances our risk of loss in the event financial markets move against our positions. When this occurs our liquidity, capitalization and business can be negatively impacted. Certain market conditions can impact the liquidity of our assets, potentially requiring us to hold positions longer than anticipated. Our liquidity, capitalization, projected return on investment and results of operations can be significantly impacted by market events over which we have no control, and which can result in disruptions to our investment strategy for our assets.
We maintain a majority of our tangible assets in cash and securities that are readily convertible to cash, including governmental and quasi-governmental debt and highly liquid corporate equities and debt. Our financial instruments and other inventory positions are stated at fair value and should generally be readily marketable in most market conditions. The following sets out certain information regarding our assets as of the dates presented:

	As of March 31,
	2022	2021
Cash and cash equivalents(1)	$625,547	$698,828
Trading securities	$1,203,479	$736,188
Total assets	$2,921,009	$2,018,645
Net liquid assets(2)	$2,212,300	$1,519,719
(1)Of the $625,547 in cash and cash equivalents we held at March 31, 2022, $278,463, or approximately 45%, were subject to reverse repurchase agreements. By comparison, at March 31, 2021, we had cash and cash equivalents of $698,828, of which $248,946, or 36%, were subject to reverse repurchase agreements.

The amount of cash and cash equivalents is subject to minimum levels set by regulatory bodies to comply with required rules and regulations, including adequate capital and liquidity levels for each entity.
(2)Consists of cash and cash equivalents, trading securities, brokerage and other receivable and other assets.
During fiscal year 2022 and 2021, we had total liabilities of $2,413,334 and $1,742,974, respectively, including customer liabilities of $1,417,937 and $1,163,697, respectively.
We financed our assets primarily from cash flows from operations and short-term and long-term financing arrangements.
Cash Flows
The following table presents our cash flows for fiscal 2022, 2021 and 2020:

	Year ended March 31, 2022	Year ended March 31, 2021	Year ended March 31, 2020

Net cash flows (used in)/from operating activities	$(347,988)	$565,299	$44,271
Net cash flows (used in)/from investing activities	(8,703)	97,040	(10,854)
Net cash flows from financing activities	453,684	348,411	33,109
Effect of changes in foreign exchange rates on cash	(54,552)	(3,769)	(25,141)

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$42,441	$1,006,981	$41,385
Net Cash Flows (Used In)/From Operating Activities
Net cash used in operating activities during fiscal 2022 was comprised of net cash used in operating activities and net income adjusted for non-cash movements (depreciation and amortization, noncash lease expense, changes in deferred taxes, stock compensation expense, unrealized gain on trading securities, net change in accrued interest and allowance form receivables). Net cash used in operating activities resulted primarily from changes in operating assets and liabilities. Such changes included those set out in the following table:

	Year ended March 31, 2022		Year ended March 31, 2021	Year ended March 31, 2020

Increases in trading securities	$654,027	(1)	$507,493	$22,870
Increases in customer liabilities	$352,533	(2)	$860,438	$115,844
Increases/(decreases) in brokerage and other receivables	$313,687	(3)	$(49,303)	$47,089
Increases in loans purchased from microfinance organization	$59,839	(4)	$—	$—
Increases in loans issued	$44,270	(5)	$850	$7,787
(1)Resulted from increased purchases of securities held in our proprietary account.
(2)Resulted from increased deposits from new and existing customers.
(3)Resulted from increased volume of margin lending receivables.
(4)Resulted from the purchase of uncollateralized consumer retail loans from FFIN Credit.
(5)Resulted from launching a first-in-market digital mortgage product by our subsidiary Freedom Bank KZ.

The net cash outflow during fiscal 2022 was primarily attributable to an increase in brokerage and other receivables over that period, which resulted from larger amounts of margin receivables. Margin lending balances fluctuate on a daily basis during the normal course of business and depend on various factors, including trading activity of customers.

Net Cash Flows (Used In)/From Investing Activities
During the fiscal year 2022 net cash used in investing activities was $8,703 compared to net cash from investing activities of $97,040 during the fiscal year 2021 and cash used in investing activities of $10,854 during the fiscal year 2020. During the fiscal 2022 cash used in investing activities was used for the purchase of fixed assets, net of sales, in the amount of $8,703. Cash from investing activities during the fiscal 2021 included $157,382 received in the acquisition of Zerich, Freedom Bank KZ and PrimeEx and $6,437 from proceeds on the sale of investments available-for-sale, which was partially offset by consideration paid for the Freedom Bank KZ acquisition of $53,097, the Zerich acquisition of $7,110, the PrimeEx acquisition of $2,500 and the purchase of fixed assets, net of sales of $4,072. During the fiscal year 2020 cash used in investing activities was mostly used for the purchase of investments available-for-sale securities and fixed assets, net of sales, the amount of $6,508 and $4,346, respectively.
Net Cash Flows From Financing Activities
Net cash from financing activities for fiscal year 2022 consisted principally of proceeds from securities repurchase agreement obligations in the amount of $401,468, proceeds from issuance of debt securities of $47,200, and capital contributions of $21,600, partially offset by net cash used in the repurchase of outstanding Freedom KZ and Freedom RU debt securities in the amount of $16,703. Net cash from financing activities during fiscal 2021 consisted principally of proceeds from securities repurchase agreement obligations in the amount of $349,717, which was partially offset with net cash used in repurchase of outstanding Freedom KZ debt securities in the amount of $8,350. Net cash from financing activities during fiscal 2020 consisted principally of proceeds from issuance of debt securities in the amount of $62,970, which was partially offset with net cash used in payment of securities repurchase agreement obligations of $16,730, and repurchase of Freedom KZ debt securities in the amount of $9,578.
Dividends
We have not declared or paid a cash dividend on our common stock during the past three fiscal years. We currently intend to retain any future earnings to fund the operation, development and expansion of our business, and therefore we do not anticipate paying any cash dividends on common stock in the foreseeable future. Any payment of cash dividends on stock in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual and legal restrictions and other factors deemed relevant by our board of directors.
Indebtedness
Short-term
Securities Repurchase Arrangements. Our short-term financing is primarily obtained through securities repurchase arrangements entered into with the KASE. We use repurchase arrangements, among other things, to finance our inventory positions. As of March 31, 2022, $769,627, or 64% of the trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $426,669, or 58% as of March 31, 2021. The securities we pledge as collateral under repurchase agreements are liquid trading securities with market quotes and significant trading volume. For additional information regarding our securities repurchase agreement obligations see Note 12 "Securities Repurchase Agreement Obligations" to our consolidated financial statements contained in Part II Item 8 of our annual report.
Long-term
FRHC 7.00% Notes due December 2022. As of March 31, 2022, we had outstanding $20,500 in principal amount of FRHC 7.00% notes due December 2022, which are listed on the AIX. These notes provide for semi-annual interest payments in June and December and include customary events of default relating to the disposition of our assets outside the ordinary course of business, defaults on other liabilities and obligations, corporate reorganizations, initiation of bankruptcy proceeding, termination of the AIX listing by us, and substitution of the principal debtor without requisite approval. These notes mature in December 2022.
Freedom RU USD 6.50% Bonds. As of March 31, 2022, we had outstanding $30,043 in principal amount of Freedom RU U.S. dollar denominated 6.50% bonds (the "Freedom RU USD 6.50% Bonds"). The Freedom RU USD 6.50% Bonds have a term of three years, with a quarterly coupon payment. The Freedom RU USD 6.50% Bonds were issued in denomination of U.S. $1, with a minimum purchase requirement of 1.4 million Russian rubles. Freedom RU is authorized to place up to a maximum of 40,000 of these Freedom RU USD 6.50% Bonds. The Freedom RU USD 6.50% Bonds are listed on the MOEX and are governed by the "Exchange Bond Terms and Conditions in the Framework of the Exchange Bonds Program". The Freedom RU USD 6.50% Bonds mature in January 2023.

Freedom RU USD 5.50% Bonds. As of March 31, 2022, we had outstanding $34,000 in principal amount of Freedom RU U.S. dollar denominated 5.50% bonds (the "Freedom RU USD 5.50% Bonds"). The Freedom RU USD 5.50% Bonds have a term of five years, with a quarterly coupon payment. The Freedom RU USD 5.50% Bonds were issued in denomination of U.S. $1, with a minimum purchase requirement of 1.4 million Russian rubles. Freedom RU is authorized to place up to a maximum of 34,000 of these Freedom RU USD 5.50% Bonds. The Freedom RU USD 5.50% Bonds are listed on the MOEX. The Freedom RU USD 5.50% Bonds are governed by the Securities Placement Terms and Conditions and the Resolution to Issue Securities. The Freedom RU USD 5.50% Bonds mature in November 2026.
Freedom SPC Bonds. On November 16, 2021, Freedom SPC commenced a best efforts underwritten public offering of up to US $66,000 aggregate principal amount of its 5.50% US dollar denominated bonds due October 21, 2026 (the "Freedom SPC Bonds"), which are listed on the AIX. As of March 31, 2022, there were outstanding $13,200 in principal amount of the Freedom SPC Bonds. The offering may continue for a period of up to one year from the date of the commencement of the offering. The Freedom SPC Bonds are guaranteed by FRHC and the proceeds from the issuance of the Freedom SPC Bonds have been and will be, as the case may be, transferred to FRHC pursuant to an intercompany loan agreement that bears interest at a rate of 5.50% per annum. The Freedom SPC Bonds are governed by the Offer Terms of the 5.5% Coupon US $66,000,000 Bonds Due October 21, 2026. The Freedom SPC Bonds mature in October 2026.
Freedom RU RUB Bonds. During the quarter ended December 31, 2021, we repaid in full at maturity our RUB denominated 12.00% Freedom RU RUB Bonds that had a carrying value of $7,042 including interest accrued of $312 as of December 31, 2021.

    Freedom KZ USD Bonds. During the quarter ended June 30, 2021, we repaid in full at maturity our U.S. dollar denominated 8% Freedom KZ USD bonds that had a carrying value of $10,477 including interest accrued of $447 as of March 31, 2021.
Net Capital Requirements
A number of our subsidiaries are required to satisfy minimum net capital and capital adequacy requirements to conduct their brokerage, banking and insurance operations in the jurisdictions in which they operate. This is partially maintained by retaining cash and cash equivalent investments in those subsidiaries or jurisdictions. As a result, such subsidiaries may be restricted in their ability to transfer cash between different jurisdictions and to FRHC. Additionally, transfers of cash between international jurisdictions may have adverse tax consequences that could discourage such transfers.
These minimum net capital and capital adequacy requirements range from approximately $22 to $21,480 and fluctuate depending on various factors. At March 31, 2022, the aggregate net capital requirements of our subsidiaries was approximately $27,585. Each of our subsidiaries that are subject to net capital or capital adequacy requirements exceeded the minimum required amount at March 31, 2022. Although we operate with levels of net capital and capital adequacy substantially greater than the minimum established thresholds, in the event we fail to maintain minimum net capital or capital adequacy levels, we may be subject to fines and penalties, suspension of operations, revocation of licensure and disqualification of our management from working in the industry. Our subsidiaries are also subject to other various rules and regulations, including liquidity and capital adequacy ratios. Our operations that require the intensive use of capital would be limited to the extent necessary to meet all our regulatory requirements.
Over the past several years, we have pursued an aggressive growth strategy both through acquisitions and organic growth efforts. During fiscal 2022 we anticipate continuing efforts to expand the footprint of our business on a scale similar to fiscal 2021, while at the same time divesting our Russian subsidiaries. While our active growth strategy has led to revenue growth it also results in increased expenses and greater need for capital resources. Additional growth and expansion, or the costs associated with divestiture of our Russian subsidiaries and the impacts of that action, may require greater capital resources than we currently possess, which could require us to pursue additional equity or debt financing from outside sources. We cannot assure that such financing will be available to us on acceptable terms, or at all, at the time it is needed.
We believe that our current cash and cash equivalents, cash expected to be generated from operating activities, and forecasted returns from our proprietary trading, combined with our ability to raise additional capital will be sufficient to meet our present and anticipated financing needs.

Off-Balance Sheet Financing Arrangements
For a discussion of off-balance sheet financing arrangements of the Company as of March 31, 2022, see Note 27 "Commitments and Contingencies" to our consolidated financial statements contained in Part II Item 8 of our annual report.
Contractual Obligations
The following table sets forth information related to our contractual obligations as of March 31, 2022:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
	(in thousands)
Operating lease obligations	$18,531	$8,582	$7,299	$2,379	$271
Outstanding bonds and notes	113,389	56,516	5,170	51,703	—

TOTAL	$131,920	$65,098	$12,469	$54,082	$271
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
Allowance for accounts receivable
Allowance for accounts receivable is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the collectability of an account receivable balance is doubtful. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past accounts receivable loss experience, the nature and volume, information about specific counteragent situation and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific accounts receivable, but the entire allowance is available for any accounts receivable that in management's judgment should be charged off.
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
Goodwill
We have accounted for our acquisitions using the acquisition method of accounting. The acquisition method requires us to make significant estimates and assumptions, especially at the acquisition date as we allocate the purchase price to the estimated fair values of acquired tangible and intangible assets and the liabilities assumed. We also use our best estimates to determine the useful lives of the tangible and definite-lived intangible assets, which impact the periods over which depreciation and amortization of those assets are recognized. These best estimates and assumptions are inherently uncertain as they pertain to forward looking views of our businesses, customer behavior, and market conditions. In our acquisitions, we have also recognized goodwill at the amount by which the purchase price paid exceeds the fair value of the net assets acquired.
Our ongoing accounting for goodwill and the tangible and intangible assets acquired requires us to make significant estimates and assumptions as we exercise judgement to evaluate these assets for impairment. Our processes and accounting policies for evaluating impairments are further described in Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements contained in Part II Item 8 of our annual report. As of March 31, 2022, the Company had goodwill of $5,388.

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
We periodically evaluate the likelihood of tax assessments based on current and prior years' examinations, and unrecognized tax benefits related to potential losses that may arise from tax audits are established in accordance with the relevant accounting guidance. Once established, unrecognized tax benefits are adjusted when there is more information available or when an event occurs requiring a change.
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
Recent Accounting Pronouncements
For details of applicable new accounting standards refer to Recent accounting pronouncements in Note 2 "Summary of Significant Accounting Policies" of our financial statements contained in Part II Item 8 of this annual report.
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
The following information, together with information included in the Management's Discussion and Analysis of Financial Condition and Results of Operations, describe our primary market risk exposures. Market risk is the risk of economic loss arising from the adverse impact of market changes to the market value of our trading and investment positions. We are exposed to a variety of market risks, including interest rate risk, foreign currency exchange risk and equity price risk.
Interest Rate Risk
Our exposure to changes in interest rates relates primarily to our investment portfolio and outstanding debt. While we are exposed to global interest rate fluctuations, we are most sensitive to fluctuations in Kazakhstan and Russian interest rates. Changes in Kazakhstan and Russian interest rates may have significant effect on the fair value of our securities.

Our investment policies and strategy are focused on preservation of capital and supporting our liquidity requirements. We typically invest in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policies generally require securities to be investment grade and limit the amount of credit exposure to any one issuer. To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of March 31, 2022 and 2021, a hypothetical 100 basis point increase in interest rates across all maturities would have resulted in $48,703 and $31,055 incremental decline in the fair market value of the portfolio, respectively. Such losses would only be realized if we sold the investments prior to maturity. A hypothetical 100 basis point decrease in interest rates across all maturities would have resulted in a $53,404 and $32,906 incremental rise in the fair market value of the portfolio, respectively.
The table below presents our issuers' current credit ratings as of March 31, 2022 and 2021:

	March 31, 2022
	>BB	<BB	Not rated	Total

Corporate equity	$23,970	$3,287	$63,996	$91,254
Corporate debt	673,322	54,832	10,240	738,394
Non-U.S. sovereign debt	298,217	56,823	2,031	357,071
U.S. sovereign debt	10,306	—	—	10,306
Exchange traded notes	—	—	6,454	6,454

Total	$1,005,815	$114,942	$82,721	$1,203,479

	March 31, 2021
	>BB	<BB	Not rated	Total

Corporate debt	$321,660	$8,731	$4,372	$334,763
Non-U.S. sovereign debt	327,280	6,339	—	333,619
U.S. sovereign debt	10,828	—	—	10,828
Exchange traded notes	—	—	9,638	9,638

Total	$659,768	$15,070	$14,010	$688,848
Foreign currency exchange risk
We have business operations in the Kazakhstan, Russia, Cyprus, Ukraine, Uzbekistan, Germany, Kyrgyzstan, U.S., Azerbaijan, Armenia and the UK. The activities and accumulated earnings in our foreign subsidiaries are exposed to fluctuations in foreign exchange rate between our functional currencies and our reporting currency, which is the U.S. dollar.
In accordance with our risk management policies, we manage foreign currency exchange risk on financial assets by holding or creating financial liabilities in the same currency, maturity and interest rate profile. This foreign exchange risk is calculated on a net foreign exchange basis for individual currencies. We may also enter into foreign currency forward, swap and option contracts with financial institutions to mitigate foreign currency exposures associated with certain existing assets and liabilities, firmly committed transactions and forecasted future cash flows
An analysis of the March 31, 2022 and 2021, balance sheets estimates the net impact of a 10% percent adverse change in the value of the U.S. dollar relative to all other currencies, would have resulted in an decrease of net income before income tax in the amount of $8,724 and increase of $42,904, respectively.

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
As of March 31, 2022, and 2021, our exposure to equity investments at fair value was $91,254 and $47,340, respectively. An analysis of the March 31, 2022 and 2021, balance sheets estimates a decrease of 10% on the equity price would have reduced the value of the equity securities or instrument we held by approximately $9,125 and $4,734, respectively.
Credit risk
Credit risk refers to the risk of loss arising when a borrower or counterparty does not meet its financial obligations to us. We are primarily exposed to credit risk from institutions and individuals through the brokerage services we offer. We incur credit risk in a number of areas, including margin lending.
Margin lending receivables risk
We extend margin loans to our customers. Margin lending is subject to various regulatory requirements of the MiFID and the CBR. Margin loans are collateralized by cash and securities in the customers' accounts. The risks associated with margin credit increase during periods of fast market movements, or in cases where collateral is concentrated and market movements occur. During such times, customers who utilize margin loans and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of a liquidation. We are also exposed to credit risk when our customers execute transactions, such as short sales of options and equities that can expose them to risk beyond their invested capital.
We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of March 31, 2022, we had $349,179 margin lending receivables from our customers, a significant portion of which was due from FFIN Brokerage. The amount of risk to which we are exposed from the margin lending we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers' positions if their equity falls below required margin requirements.
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

For descriptions of related risks, see the information under the heading "Risks Related to Information Technology and Cyber Security" in "Risk Factors" in Part I Item 1A of this annual report.
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
Legal and Compliance Risk
We operate in a number of jurisdictions, each with its own legal and regulatory structure that is unique and different from the other. Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements and damage to our reputation as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. Such non-compliance could result in the imposition of legal or regulatory sanctions, material financial loss, including fines, penalties, judgments, damages and/or settlements, or loss to reputation that we may suffer as a result of compliance failures. These risks include contractual and commercial risk, such as the risk that a counterparty's performance obligations will be unenforceable. It also includes compliance with AML, terrorist financing, anti-corruption and sanctions rules and regulations.
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
Country Risk
The Russia/Ukraine Conflict has led to disruptions in financial markets that has negatively impacted the global economy and created significant uncertainty. The Conflict has resulted in the imposition by many countries of economic sanctions and export controls against certain Russian industries, companies and individuals. In response, Russia has implemented its own countermeasures against countries, businesses and investors deemed "unfriendly". Partly as a result of the effects of the Russia /Ukraine Conflict, businesses worldwide have experienced shortages in materials and increased costs for transportation, energy and raw materials. The continuation or escalation of the Russia/Ukraine Conflict or other hostilities presents heightened risks relating to cyberattacks, supply chain disruptions, higher interest rates and greater frequency and volume of failures to settle securities transactions, as well as increase financial market volatility. The extent and duration of the war, sanctions and resulting market disruptions, as well as the potential adverse consequences for our business, liquidity and results of operations, are difficult to predict.
Since the outbreak of the Conflict we have been focused on restructuring our operations to dispose of our Russian subsidiaries, while continuing to facilitate the legal activities of our customers. For more information regarding the financial impact to our operations from Russian subsidiaries for the fiscal year ended March 31, 2022 please see Note 28 "Segment Reporting" of our consolidated financial statements contained in Part II Item 8 of our annual report.
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

FREEDOM HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Freedom Holding Corp.
Las Vegas, Nevada
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Freedom Holding Corp. (the “Company”) as of March 31, 2022 and 2021, the related consolidated statements of operations and other comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated May 31, 2022 expressed an unqualified opinion thereon.
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

Financial statement impact and goodwill impairment resulting from Ukraine and Russia conflict

Description of the Matter
In February 2022, Russia commenced a large-scale military action against Ukraine (the Conflict) which caused the Company’s operations to temporarily cease within Ukraine. The Company incurred losses from its Russia segments because of the current geopolitical situation from the Conflict as the fair value of securities decreased ($58.7 million loss from net gain on trading securities) and the value of the Russian ruble depreciated by approximately 11% against the U.S. dollar ($39.7 million loss on foreign exchange operations). The Company also reported losses from the Ukraine securities held in its subsidiaries as the fair value has declined during the Conflict. As discussed in Note 2, the carrying amount of the Company’s goodwill exceeded the fair value for the subsidiaries located in Ukraine and Russia (Zerich, Freedom Bank RU and Freedom UA), resulting in an impairment charge in the amount of $2.3 million. In addition, the Company impaired the client lists of Zerich in the amount of approximately $3.1 million.
Auditing the financial statement impact resulting from the Conflict was challenging because the Company was required to use complex valuation methodologies and subjective assumptions to determine the reported value of balances within the Ukraine and Russian subsidiaries.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated and tested the effectiveness of internal controls over management’s process to estimate the fair value of the investments issued from Ukraine and Russia, as well as the application of the exchange rates in the foreign currency transactions.
We inquired of appropriate individuals both within and outside of finance, regarding the sales forecasts. We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for acquisitions, obtained the valuation models and tested the underlying assumptions used to develop such estimates.
To test the estimated fair value of goodwill, our audit procedures included, among others, evaluating the valuation methodology used, the significant assumptions used, and the underlying data used by the Company. Such data includes historical sales and projections. We reviewed the assumptions and data provided by management and concluded that the goodwill impairment recorded was reasonable. Lastly, we also evaluated the Company’s financial statement disclosures related to these matters.

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
May 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Freedom Holding Corp.
Las Vegas, Nevada
Opinion on Internal Control over Financial Reporting
We have audited Freedom Holding Corp.’s (the “Company’s”) internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of March 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2022, and the related notes and our report dated May 31, 2022 expressed unqualified opinion thereon.
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
/s/ WSRP, LLC
Salt Lake City, Utah
May 31, 2022

FREEDOM HOLDING CORP. CONSOLIDATED BALANCE SHEETS (All amounts in thousands of United States dollars, unless otherwise stated)

	March 31, 2022	March 31, 2021
ASSETS

Cash and cash equivalents	$625,547	$698,828
Restricted cash	553,680	437,958
Trading securities	1,203,479	736,188
Available-for-sale securities, at fair value	1	1
Brokerage and other receivables, net	357,567	64,801
Loans issued	94,797	11,667
Deferred tax assets	12,018	—
Fixed assets, net	21,365	18,385
Intangible assets, net	5,791	9,785
Goodwill	5,388	7,868
Right-of-use asset	15,669	13,262
Other assets, net	25,707	19,902

TOTAL ASSETS	$2,921,009	$2,018,645

LIABILITIES AND SHAREHOLDERS' EQUITY

Securities repurchase agreement obligations	$775,178	$426,715
Customer liabilities	1,417,937	1,163,697
Trade payables	45,229	22,304
Current income tax liability	14,556	14,843
Securities sold, not yet purchased - at fair value	14,103	8,592
Loans received	3,538	3,373
Debt securities issued	99,027	68,443
Lease liability	15,315	13,249
Deferred income tax liabilities	—	4,385
Deferred distribution payments	8,534	8,534
Other liabilities	19,917	8,839
TOTAL LIABILITIES	2,413,334	1,742,974

Commitments and Contingent Liabilities (Note 27)	—	—

SHAREHOLDERS' EQUITY

Preferred stock - $0.001 par value; $20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized; 59,542,212 and 58,443,212 shares issued and outstanding as of March 31, 2022 and 2021, respectively	59	58
Additional paid in capital	141,340	104,672
Retained earnings	426,563	208,628
Accumulated other comprehensive loss	(53,291)	(36,046)
TOTAL EQUITY ATTRIBUTABLE TO THE COMPANY	514,671	277,312

Non-controlling interest	(6,996)	(1,641)

TOTAL SHAREHOLDERS' EQUITY	507,675	275,671

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,921,009	$2,018,645
The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (All amounts in thousands of United States dollars, unless otherwise stated)

	Years ended March 31,
	2022	2021	2020
Revenue:

Fee and commission income	$431,938	$271,939	$92,668
Net gain on trading securities	77,671	46,186	14,923
Interest income	91,801	30,873	12,134
Net (loss)/gain on foreign exchange operations	(37,693)	3,428	2,315
Net gain/(loss) on derivatives	946	125	(138)

TOTAL REVENUE, NET	564,663	352,551	121,902

Expense:
Fee and commission expense	81,231	73,100	21,936
Interest expense	75,899	27,366	12,399
Operating expense	161,593	77,434	59,990
Provision for impairment losses/(recoveries)	2,985	1,561	(1,164)
Other expense, net	6,061	68	609

TOTAL EXPENSE	327,769	179,529	93,770
NET INCOME BEFORE INCOME TAX	236,894	173,022	28,132

Income tax expense	(25,525)	(30,098)	(6,002)

NET INCOME	$211,369	$142,924	$22,130

Less: Net (loss)/income attributable to non-controlling interest in subsidiary	(6,566)	631	(2,707)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$217,935	$142,293	$24,837

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	—	—	(71)
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	—	71	—
Foreign currency translation adjustments, net of tax effect	(17,245)	1,857	(14,851)

COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	194,124	144,852	7,208

Less: Comprehensive (loss)/income attributable to non-controlling interest in subsidiary	(6,566)	631	(2,707)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$200,690	$144,221	$9,915
BASIC NET INCOME PER COMMON SHARE (In US Dollars)	$3.56	$2.45	$0.38
DILUTED NET INCOME PER COMMON SHARE (In US Dollars)	$3.56	$2.45	$0.38
Weighted average number of shares (basic)	59,378,207	58,388,445	58,163,691
Weighted average number of shares (diluted)	59,378,207	58,442,921	58,251,588
The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (All amounts in thousands of United States dollars, unless otherwise stated)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
	Shares	Amount

At March 31, 2019	58,043,212	58	99,093	41,498	(23,052)	—	117,597

Stock based compensation	—	—	2,625	—	—	—	2,625
Share based payment	85,000	—	1,052	—	—	—	1,052
Exercise of options	230,000	—	455	—	—	—	455
Translation difference	—	—	—	—	(14,851)	—	(14,851)
Net income/(loss)	—	—	—	24,837	—	(2,707)	22,130
Change in unrealized gain on available-for-sale securities, net of tax effect	—	—	—	—	(71)	—	(71)
Sale of Freedom UA shares	—	—	(335)	—	—	435	100

At March 31, 2020	58,358,212	$58	$102,890	$66,335	$(37,974)	$(2,272)	$129,037

Stock based compensation	15,000	—	1,147	—	—	—	1,147
Share based payment	10,000	—	517	—	—	—	517
Exercise of options	60,000	—	118	—	—	—	118
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	—	—	—	—	71	—	71
Translation difference	—	—	—	—	1,857	—	1,857
Net income	—	—	—	142,293	—	631	142,924

At March 31, 2021	58,443,212	$58	$104,672	$208,628	$(36,046)	$(1,641)	$275,671

Stock based compensation	1,039,000	1	15,745	—	—	—	15,746
Capital contributions	—	—	21,600	—	—	—	21,600
Exercise of options	60,000	—	119	—	—	—	119
Sale of Freedom UA shares	—	—	(796)	—	—	1,211	415
Translation difference	—	—	—	—	(17,245)	—	(17,245)
Net income	—	—	—	217,935	—	(6,566)	211,369

At March 31, 2022	59,542,212	$59	$141,340	$426,563	$(53,291)	$(6,996)	$507,675
The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDING CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (All amounts in thousands of United States dollars, unless otherwise stated)

	For the years ended
	March 31, 2022	March 31, 2021	March 31, 2020

Cash Flows From Operating Activities
Net income	$211,369	$142,924	$22,130

Adjustments to reconcile net income from operating activities:
Depreciation and amortization	4,647	3,825	2,658
Noncash lease expense	8,146	6,136	6,298
Subsidiaries goodwill impairment	2,300	—	—
Client base write-off	3,125	—	—
Loss on sale of fixed assets	—	—	201
Change in deferred taxes	(17,462)	2,737	545
Stock compensation expense	15,745	1,147	2,625
Share based payment	—	517	1,052
Unrealized loss/(gain) on trading securities	101,545	(6,919)	7,847
Net change in accrued interest	2,158	(13,074)	(816)
Allowance/(recovery) for receivables	2,985	1,561	(1,164)
Changes in operating assets and liabilities:
Trading securities	(654,027)	(507,493)	(22,870)
Brokerage and other receivables, net	(313,687)	49,303	(47,089)
Loans purchased from microfinance organization	(59,839)	—	—
Loans sold to microfinance organization	12,107	—	—
Loans issued	(44,270)	(850)	(7,787)
Other assets, net	(7,812)	(8,780)	(5,619)
Securities sold, but not yet purchased - at fair value	5,535	8,532	—
Customer liabilities	352,533	860,438	115,844
Current income tax liability	(280)	12,147	650
Trade payables	23,422	15,060	(23,933)
Changes in lease liability	(8,585)	(5,997)	(6,474)
Other liabilities	12,357	4,085	173

Net cash flows (used in)/ from operating activities	(347,988)	565,299	44,271

Cash Flows From/(Used by) Investing Activities
Purchase of fixed assets	(9,037)	(4,163)	(4,631)
Proceeds from sale of fixed assets	334	91	285
Proceeds from sale/(purchase) of available-for-sale securities, at fair value	—	6,437	(6,508)
Purchase of intangible assets	—	—	—
Consideration paid for Zerich	—	(7,110)	—
Consideration paid for PrimeEx	—	(2,500)	—
Consideration paid for Freedom Bank KZ	—	(53,097)	—
Cash, cash equivalents and restricted cash received from acquisitions	—	157,382	—

Net cash flows (used in)/from investing activities	(8,703)	97,040	(10,854)

Cash Flows From Financing Activities
Repurchase/(repayment) of securities repurchase agreement obligations	401,468	349,717	(16,730)
Proceeds from issuance of debt securities	47,200	3,626	62,970
Repurchase of debt securities	(16,703)	(8,350)	(9,578)
Capital contributions	21,600	—	—
Exercise of options	119	118	455
Proceeds from loans received	—	3,300	—
Repayment of loans received	—	—	(4,008)

Net cash flows from financing activities	453,684	348,411	33,109

Effect of changes in foreign exchange rates on cash and cash equivalents	(54,552)	(3,769)	(25,141)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	42,441	1,006,981	41,385
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,136,786	129,805	88,420
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,179,227	$1,136,786	$129,805

	For the years ended
	March 31, 2022	March 31, 2021	March 31, 2020

Supplemental disclosure of cash flow information:
Cash paid for interest	$(35,165)	$(23,903)	$(9,538)
Income taxes paid	$(48,673)	$(15,044)	$(5,286)

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained in exchange for operating lease obligations on adoption of new lease standard	$—	$—	$16,979
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$11,016	$3,439	$4,722
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flow:

	March 31, 2022	March 31, 2021	March 31, 2020

Cash and cash equivalents	$625,547	$698,828	$63,208
Restricted cash	$553,680	$437,958	$66,597
Total cash, cash and cash equivalents and restricted cash shown in the statement of cash flows	$1,179,227	$1,136,786	$129,805
The accompanying notes are an integral part of these consolidated financial statements.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)

NOTE 1 - DESCRIPTION OF BUSINESS
Overview
Freedom Holding Corp. (the "Company" or "FRHC") is a corporation organized in the United States under the laws of the State of Nevada that through its operating subsidiaries provides financial services including retail securities brokerage, research, investment counseling, securities trading, market making, retail banking, corporate investment banking and underwriting services in Eurasia. The Company is headquartered in Almaty, Kazakhstan, with supporting administrative office locations in Russia, Cyprus and the United States. The Company has retail locations in Kazakhstan, Russia, Ukraine, Uzbekistan, Kyrgyzstan, Azerbaijan, Armenia, Cyprus, the UK, Greece, Spain, France and Germany. The Company also owns an U.S. Securities and Exchange Commission ("SEC") registered broker dealer. The Company's common stock trades on the Nasdaq Capital Market.
As of March 31, 2022, the Company owned directly, or through subsidiaries, the following companies:
•Investment Company Freedom Finance LLC, a Moscow, Russia-based securities broker-dealer ("Freedom RU");
•FFIN Bank LLC, a Moscow, Russia-based bank ("Freedom Bank RU");
•Freedom Finance JSC, an Almaty, Kazakhstan-based securities broker-dealer ("Freedom KZ");
•Freedom Finance Global PLC, an Astana International Financial Centre-based securities broker-dealer, ("Freedom Global");
•Bank Freedom Finance Kazakhstan JSC, an Almaty, Kazakhstan-based bank ("Freedom Bank KZ");
•Freedom Finance Special Purpose Company LTD, an Astana International Financial Centre-based special purpose company ("Freedom SPC");
•Freedom Finance Commercial LLP, a Kazakhstan-based sales consulting company ("Freedom Commercial");
•Freedom Finance Europe Limited, a Limassol, Cyprus-based broker-dealer ("Freedom EU");
•Freedom Finance Technologies Ltd, a Limassol, Cyprus-based IT development company ("Freedom Technologies");
•Freedom Finance Germany GmbH, a Berlin, Germany-based tied agent of Freedom EU ("Freedom GE");
•Freedom UK Prime Limited, a London, United Kingdom-based financial intermediary company ("Prime UK");
•Freedom Finance Uzbekistan LLC, a Tashkent, Uzbekistan-based broker-dealer ("Freedom UZ");
•Freedom Finance Azerbaijan LLC, an Azerbaijan-based financial educational center ("Freedom AZ");
•Freedom Finance Armenia LLC, an Armenia-based broker-dealer ("Freedom AR");
•Prime Executions, Inc., a New York City, New York-based NYSE institutional brokerage, that recently received approval to engage in certain capital markets and investment banking activities ("PrimeEx"); and
•FFIN Securities, Inc., a currently-dormant Nevada corporation ("FFIN").
The Company also owns a 9% interest in Freedom Finance Ukraine LLC, a Kiev, Ukraine-based broker-dealer ("Freedom UA"). The remaining 91% interest in Freedom UA is owned by Askar Tashtitov, the Company's president. The Company has entered into a series of contractual arrangements with Freedom UA and Mr. Tashtitov, including a consulting services agreement, an operating agreement and an option agreement.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
Because such agreements obligate the Company to guarantee the performance of all Freedom UA obligations and provide Freedom UA sufficient funding to cover all Freedom UA operating losses and net capital requirements, enable the Company to receive 90% of the net profits of Freedom UA after tax, and require the Company to provide Freedom UA the management competence, operational support, and ongoing access to the Company's significant assets, necessary technology resources and expertise to conduct the business of Freedom UA, the Company accounts for Freedom UA as a variable interest entity ("VIE") under the accounting standards of the Financial Accounting Standards Board ("FASB"). Accordingly, the financial statements of Freedom UA are consolidated into the financial statements of the Company.
Prior to July 2021 we owned approximately 32.9% of Freedom UA, but due to changes to Ukrainian regulations restricting foreign ownership of registered Ukrainian broker-dealers, in July 2021 we were required to sell approximately 23.9% of our equity interest in Freedom UA to Mr. Tashtitov, reducing our direct ownership interest in Freedom UA to approximately 9%.
We have determined to divest our interest in our Russian subsidiaries, Freedom RU and Freedom Bank RU. For additional financial information regarding our Russian subsidiaries see Note 28 - Segment Reporting and "Divestiture of Russian Subsidiaries" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II Item 7 of the annual report.
The Company's subsidiaries are participants on the Kazakhstan Stock Exchange (KASE), Astana Stock Exchange (AIX), Moscow Exchange (MOEX), Saint-Petersburg Exchange (SPBX), the Ukrainian Exchange (UX), the Republican Stock Exchange of Tashkent (UZSE) and the Uzbek Republican Currency Exchange (UZCE) and members of the New York Stock Exchange (NYSE) and Nasdaq Stock Exchange (Nasdaq). We also own a 24.3% interest in the UX. Freedom EU serves to provide the Company's clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S. and European securities markets.
Unless otherwise specifically indicated or as is otherwise contextually required, FRHC, Freedom RU, Freedom Bank RU, Freedom KZ, Freedom Global, Freedom Bank KZ, Freedom EU, Prime UK, Freedom GE, Freedom UZ, PrimeEx, Freedom Technologies, Freedom AZ, FFIN, Freedom SPC, Freedom Commercial, Freedom AR and Freedom UA collectively referred to herein as the "Company".
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting principles
The Company's accounting policies and accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America (U.S. GAAP).
These financial statements have been prepared on the accrual basis of accounting.
Basis of presentation and principles of consolidation
The Company's consolidated financial statements present the consolidated accounts of FRHC, Freedom RU, Freedom Bank RU, Freedom KZ, Freedom Global, Freedom Bank KZ, Freedom EU, Freedom GE, Freedom UZ, PrimeEx, Freedom Technologies, Freedom AZ, FFIN, Freedom SPC, Freedom Commercial, Freedom AR and Freedom UA. All significant inter-company balances and transactions have been eliminated from the consolidated financial statements.
Consolidation of variable interest entities
In accordance with accounting standards regarding consolidation of variable interest entities ("VIEs"), VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. VIEs must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.
Use of estimates

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing the Company's financial statements are reasonable and prudent. Actual results could differ from those estimates.
Revenue and expense recognition
Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services promised to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. A significant portion of the Company's revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as loans and investment securities, as these activities are subject to other U.S. GAAP guidance discussed elsewhere within these disclosures. Descriptions of the Company's revenue-generating activities that are within the scope of ASC Topic 606, which are presented in the Consolidated Statements of Operations and Statements of Other Comprehensive Income as components of non-interest income are as follows:
•Commissions on brokerage services;
•Commissions on banking services (money transfers, foreign exchange operations and other); and
•Commissions on investment banking services (underwriting, market making, and bondholders' representation services).
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
•Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation - An entity recognizes revenue when (or as) it satisfies a performance obligation by transferring a promised good or service to a customer (which is when the customer obtains control of that good or service). The amount of revenue recognized is the amount allocated to the satisfied performance obligation. A performance obligation may be satisfied at a point in time (typically for promises to transfer goods to a customer) or over time (typically for promises to transfer services to a customer). For performance obligations satisfied over time, an entity recognizes revenue over time by

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
selecting an appropriate method for measuring the entity's progress toward complete satisfaction of that performance obligation.

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

Loans

The Company's loan portfolio is divided into three portfolio segments: credit cards, mortgages and retail banking loans. Credit cards consist of loans provided to individuals and businesses through the cards. Mortgage loans consist of loans provided to individuals to purchase real estate, which is used as collateral for the loan. Retail banking loans consist of unsecured loans provided to individuals.

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

The Company recognizes an allowance for credit losses on purchased loans that have not experienced a more-than-insignificant deterioration in credit quality since origination at the time of purchase through earnings in a manner that is consistent with originated loans. The policies relating to the allowance for credit losses on loans is described below in the "Estimate of Incurred Loan Losses" section of this Note.

Estimate of Incurred Loan Losses

The allowance represents management's current estimate of incurred loan losses inherent in the Company's loan portfolio as of each balance sheet date. The provision for credit losses reflects credit losses the Company believes have been incurred and will eventually be recognized over time through charge-offs.

Management performed a quarterly analysis of the Company's loan portfolio to determine if impairment had occurred and to assess the adequacy of the allowance based on historical and current trends as well as other factors affecting credit losses. The Company applied separate calculations of the allowances for its credit cards, mortgages and retail loan portfolios. Based on the adopted methodology, the Company estimated the probability of default based on historical default rates, adjusted for certain macro indicators, such as GDP, average exchange rates, unemployment rate and real wage index. Loss given default is calculated based on the collateral coverage of the loans. The Company's allowance for loan losses consists of two components that are allocated to cover the estimated probable losses in each loan portfolio based on the results of the Company's detailed review and loan impairment assessment process: (i) a component for loans collectively evaluated for impairment; and (ii) an asset-specific component for individually impaired loans.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
Derivative financial instruments
In the normal course of business, the Company invests in various derivative financial contracts including futures. Derivatives are initially recognized at fair value at the date a derivative contract is entered into and are subsequently re-measured to their fair value at each reporting date. The fair values are estimated based on quoted market prices or pricing models that take into account the current market and contractual prices of the underlying instruments and other factors. Derivatives are carried as assets when their fair value is positive and as liabilities when it is negative.
Functional currency
Management has adopted ASC 830, Foreign Currency Translation Matters as it pertains to its foreign currency translation. The Company's functional currencies are the Russian ruble, European euro, U.S. dollar, Ukrainian hryvnia, Uzbekistani som, Kazakhstan tenge, Kyrgyzstani som, Azerbaijani manat and Armenian dram, Great Britain pound, Armenian dram and its reporting currency is the U.S. dollar. For financial reporting purposes, foreign currencies are translated into U.S. dollars as the reporting currency. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive loss".
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
The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to leverage and grow its proprietary trading portfolio, cover short positions and settle other securities obligations, to accommodate customers' needs and to finance its inventory positions. The Company enters into these transactions in accordance with normal market practice. Under standard terms for repurchase transactions, the recipient of collateral has the right to sell or repledge the collateral, subject to returning equivalent securities on settlement of the transaction.
Available-for-sale securities
Financial assets categorized as available-for-sale ("AFS") are non-derivatives that are either designated as available-for-sale or not classified as (a) loans and receivables, (b) held to maturity investments or (c) trading securities.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
Listed shares and listed redeemable notes held by the Company that are traded in an active market are classified as AFS and are stated at fair value. The Company has investments in unlisted shares that are not traded in an active market but that are also classified as investments AFS and stated at fair value (because Company management considers that fair value can be reliably measured). Gains and losses arising from changes in fair value are recognized in other comprehensive income and accumulated in the Accumulated other comprehensive loss, with the exception of other-than-temporary impairment losses, interest calculated using the effective interest method, dividend income and foreign exchange gains and losses are recognized in the Consolidated Statements of Operations and Statements of Other Comprehensive Income. When the investment is disposed of or is determined to be impaired, the cumulative gain or loss previously accumulated in the investments' revaluation reserve is then reclassified to Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income.
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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
•The Company or its agents do not maintain effective control over the transferred financial assets or third-party beneficial interests related to those transferred assets.
Where the Company has not met the asset derecognition conditions above, it continues to recognize the asset to the extent of its continuing involvement.
Impairment of long-lived assets
In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the fair value from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. As of March 31, 2022, the Company recognized write-off expenses of client base that was recognized with the acquisition of Zerich in the amount of $3,125 due to economic uncertainty during our fourth fiscal quarter stemming from the Russia/Ukraine Conflict,
Impairment of goodwill
As of March 31, 2022 and 2021, goodwill recorded in the Company's Consolidated Balance Sheets totaled $5,388 and $7,868 respectively. The Company performs an impairment review at least annually unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. In its annual goodwill impairment test, the Company estimated the fair value of the reporting unit based on the income approach (also known as the discounted cash flow method) and determined the fair value of the Company's goodwill exceeded the carrying amount of the Company's goodwill.

During the year ended March 31, 2022, the conflict between Russia and Ukraine escalated, and military operations began on the territory of Ukraine. The conflict resulted in sanctions being imposed on Russia. As a result of this conflict, the Company's subsidiaries operating in Russia and Ukraine incurred significant losses.

The current uncertainty surrounding the conflict between Russia and Ukraine makes it difficult to perform reasonable projections of future income and expenses of the Russian and Ukrainian subsidiaries.

The Company recognized impairment loss for the goodwill previously recognized for Freedom Bank RU, Freedom UA and Zerich in the amount of $2,300 through other expenses,net as presented on the consolidated statements of operations and statements of other comprehensive income.
The goodwill value at March 31, 2022 decreased compared to March 31, 2021, due to impairment of goodwill of Freedom Bank RU, Freedom UA, Zerich and foreign exchange currency translation.
The changes in the carrying amount of goodwill for the year ended March 31, 2022, were as follows:

Amount
Balance as of March 31, 2021	$7,868

Impairment of goodwill of Zerich, Freedom Bank RU and Freedom UA	(2,300)
Foreign currency translation	(180)

Balance as of March 31, 2022	$5,388

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
Income taxes
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
The Company will include interest and fines arising from the underpayment of income taxes in the provision for income taxes (if anticipated). As of March 31, 2022 and 2021, the Company had no accrued interest or fines related to uncertain tax positions.
The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. The Company has presented the deferred tax impacts of GILTI tax in its consolidated financial statements as of March 31, 2022 and 2021.
Financial instruments
Financial instruments are carried at fair value as described below.
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement is based on the presumption that the transaction to sell the asset or transfer the liability takes place either in the principal market for the asset or liability, or in the absence of a principal market, in the most advantageous market for the asset or liability. Fair value is the current bid price for financial assets, current ask price for financial liabilities and the average of current bid and ask prices when the Company is both in short and long positions for the financial instrument. A financial instrument is regarded as quoted in an active market if quoted prices are readily and regularly available from an exchange or other institution and those prices represent actual and regularly occurring market transactions on an arm's length basis.
Leases
The Company follows ASU No. 2016-02, "Leases (Topic 842)," which requires leases with durations greater than twelve months to be recognized on the balance sheet.
Operating lease assets and corresponding lease liabilities were recognized on the Company's Consolidated Balance Sheets. Refer to Note 26 - Leases, within the notes to consolidated financial statements for additional disclosure and significant accounting policies affecting leases.
Fixed assets
Fixed assets are carried at cost, net of accumulated depreciation. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range between three and seven years.
Segment information
Historically, the Company's chief operating decision maker ("CODM"), who is its chief executive officer, has operated the Company as a single operating segment offering financial services to its customers in a single geographic region covering Eurasia.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
In conjunction with the decision to divest the Company of its Russian subsidiaries, and its continued expansion, the Company has restructured its operations into five geographical regions ("segments"): Kazakhstan, Europe, the U.S., Middle East/Causcasus, and Russia ( until completion of planned divestiture). Moving forward after completion of the divestiture of its Russia subsidiaries, the Company will manage its operations in three regional segments, Kazakhstan, Europe, the U.S. and Middle East/Caucasus.
In order to determine appropriate segment disclosure ASC 280-10-55-26 the Company followed steps:
•Identified operating segments using the management approach;
•Determined whether two or more operating segments may be aggregated into a single operating segment;
•Applied the quantitative thresholds and other criteria to determine reportable segments;
•Considered what information should be disclosed for each reportable segment;
•Considered what information should be disclosed on an entity-wide basis.
Advertising expense
For the years ended March 31, 2022, 2021 and 2020 the Company had expenses related to advertising in the amount of $17,144, $6,897 and $5,635 respectively. All costs associated with advertising are expensed in the period incurred.
Recent accounting pronouncements
In June 2016 the FASB issued Accounting Standards Update No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. That methodology replaces the probable, incurred loss model for those assets. In November 2019, the FASB issued ASU 2019-10 "Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)". The Board developed a philosophy to extend and simplify how effective dates are staggered between larger public companies (bucket one) and all other entities (bucket two). Those other entities include private companies, smaller public companies, not-for-profit organizations, and employee benefit plans. Under this philosophy, a major update would first be effective for bucket-one entities, that is, public business entities that are SEC filers, excluding entities eligible to be smaller reporting companies (SRCs) under the SEC's definition. The Master Glossary of the Codification defines public business entities and SEC filers. All other entities, including SRCs, other public business entities, and nonpublic business entities (private companies, not-for-profit organizations, and employee benefit plans) would compose bucket two. For those entities, it is anticipated that the Board will consider requiring an effective date staggered at least two years after bucket one for major updates. The Company is currently an SRC and according to ASU 2019-10, qualifies for bucket two. Accordingly, ASU 2016-13 and ASU 2017-12 are effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact that ASU 2016-13 and 2017-12 will have on its consolidated financial statements and related disclosures.
In May 2021 the FASB issued Accounting Standards Update No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the Emerging Issues Task Force (EITF) , which amends the FASB Accounting Standards Codification (ASC or the"Codification") to provide explicit guidance, and, thus, reduce diversity in practice, on accounting by issuers for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange. This amendment provides that for an entity that presents earnings per share (EPS) in accordance with Topic 260, the effects of a modification or an exchange of a freestanding equity-classified written call option that is recognized as a dividend should be an adjustment to net income (or net loss) in the basic EPS calculation. The amended guidance becomes mandatorily effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and should be applied prospectively to modifications or exchanges occurring on or after the effective date. The Company does not expect that the new guidance will significantly impact on its consolidated financial statements.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
In August 2021 the FASB issued Accounting Standard Update No 2021-06 "Presentation of Financial Statements (Topic 205), Financial Services — Depository and Lending (Topic 942), and Financial Services — Investment Companies (Topic 946)" which amends various SEC paragraphs pursuant to the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses. SEC issued Final Rulemaking Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, which modified the disclosure and presentation requirements concerning acquisitions and disposals of businesses. Primarily, the new rules amended (1) Rule 1-02(w) of Regulation S-X, Definition of Terms Used in Regulation S-X, Significant Subsidiary, (2) Rule 3-05 of Regulation S-X, Financial Statements of Businesses Acquired or to Be Acquired, (3) Rule 8-05 of Regulation S-X, Pro Forma Financial Information (which covers smaller reporting companies), and (4) Article 11 of Regulation S-X, Pro Forma Financial Information. In addition, new Rule 6-11 of Regulation S-X, Financial Statements of Funds Acquired or to Be Acquired, covering acquisitions specific to investment companies, was added. Corresponding changes were made to other Regulation S-X rules, various Securities Act and Securities Exchange Act rules, and Forms 8-K and 10-K. Compliance with the amended rules is required from the beginning of a registrant's fiscal year commencing after December 31, 2020 (i.e., the mandatory compliance date). Acquisitions and dispositions that are probable or consummated after the mandatory compliance date are required to be evaluated for significance pursuant to the amended rules. Early compliance is permitted, provided that all the amended rules are applied in their entirety from the early compliance date. ASU No. 2021-06 amends SEC material in the Codification to give effect to Release No. 33-10786. The new rules apply to fiscal years ending on or after December 15, 2021 (i.e., calendar-year 2021). Early voluntary compliance is allowed. Note that the rescission of Industry Guide 3 is effective on January 1, 2023. ASU No. 2021-06 amends SEC material in the Codification to give effect to Release No. 33-10835. The Company is currently evaluating the impact that ASU 2021-06 will have on its consolidated financial statements and related disclosures.
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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
a. For public business entities, the pending content that links to this paragraph shall be effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. The Company is currently evaluating the impact that ASU 2021-06 will have on its consolidated financial statements and related disclosures

In March 2022 the FASB issued Accounting Standards Update No. 2022-01, "Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method", which introduces the amendments, which targeted on improvements to the optional hedge accounting model with the objective of improving hedge accounting to better portray the economic results of an entity's risk management activities in its financial statements. The amendments in this Update apply to the Company that elect to apply the portfolio layer method of hedge accounting in accordance with Table of Contents Topic 815. For a closed portfolio of prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, the last-of-layer method allows an entity to hedge a stated amount of the asset or assets in the closed portfolio that is anticipated to be outstanding for the designated hedge period. If the requirements for the last-of-layer method are met, prepayment risk is not incorporated into the measurement of the hedged item. Accordingly, ASU 2022-01 is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact that ASU 2022-01 will have on its consolidated financial statements and related disclosures.

In March 2022 the FASB issued Accounting Standards Update No. 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures", which introduces the amendments on solving two issues of creditors related to troubled debt restructurings and gross writeoffs of vintage debt disclosures. The amendments in Update 2016-13 require that an entity measure and record the lifetime expected credit losses on an asset that is within the scope of the Update upon origination or acquisition, and, as a result, credit losses from loans modified as troubled debt restructurings (TDRs) have been incorporated into the allowance for credit losses. Investors and preparers observed that the additional designation of a loan modification as a TDR and the related accounting are unnecessarily complex and no longer provide decision-useful information. Moreover, Investors and other financial statement users observed that disclosing gross writeoffs by year of origination provides important information that allows them to better understand changes in the credit quality of an entity's loan portfolio and underwriting performance. Accordingly, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact that ASU 2022-02 will have on its consolidated financial statements and related disclosures.
NOTE 3 - CASH AND CASH EQUIVALENTS

	March 31, 2022	March 31, 2021

Securities purchased under reverse repurchase agreements	$278,463	$248,946
Current accounts in clearing organizations	78,177	83,194
Current accounts with commercial banks	68,759	75,903
Current accounts with brokers	64,839	94,494
Current account with National Bank (Kazakhstan)	42,517	36,726
Petty cash in bank vault and on hand	37,008	25,830
Current account with National Settlement Depository (Russia)	35,860	28,215
Accounts with stock exchange	11,791	98,521
Cash in transit	4,142	—
Current account with Central Bank (Russia)	3,654	6,930
Current account with Central Depository (Kazakhstan)	337	69

Total cash and cash equivalents	$625,547	$698,828
As of March 31, 2022 and 2021, with the exception of funds deposited with a bank in the United States which may qualify for FDIC insurance up to $250,000, cash and cash equivalents were not insured. As of March 31, 2022 and 2021, the cash and cash equivalents balance included collateralized securities received under reverse repurchase agreements on the terms presented below:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)

	March 31, 2022
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	10.26%	$251,516	$—	$251,516
US sovereign debt	0.04%	9,952	—	9,952
Non-US sovereign debt	3.09%	9,734	—	9,734
Corporate debt	11.92%	7,261	—	7,261

Total		$278,463	$—	$278,463

	March 31, 2021
	Interest rates and remaining contractual maturity of the agreements
	Average Interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Non-US sovereign debt	1.07%	$101,258	$—	$101,258
Corporate debt	4.42%	94,562	—	94,562
Corporate equity	2.76%	51,564	—	51,564
US sovereign debt	0.50%	1,562	—	1,562

Total		$248,946	$—	$248,946
The securities received by the Company as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Company under reverse repurchase agreements as of March 31, 2022 and 2021, was $380,078 and $272,586 respectively.
NOTE 4 - RESTRICTED CASH
Restricted cash for the periods ended March 31, 2022 and 2021, consisted of:

	March 31, 2022	March 31, 2021

Brokerage customers' cash	$536,547	$427,233
Deferred distribution payment	8,534	8,534
Guaranty deposits	5,729	433
Reserve with Central Bank of Russia	26	1,758
Restricted bank accounts	2,844	—
Total restricted cash	$553,680	$437,958
As of March 31, 2022 and 2021, the Company's restricted cash included the cash portion of the funds segregated in a special custody account for the exclusive benefit of its brokerage customers, as well as required reserves with the Central Bank of the Russia which represents cash on hand balance requirements. Restricted cash also included a deferred distribution payment amount, which is a reserve held for distribution to shareholders who have not yet claimed their distributions from the 2011 sale of the Company's oil and gas exploration and production operations of $8,534. This distribution is currently payable, subject to the entitled shareholders completing and submitting to the Company the necessary documentation and establishing his, her or its legal right to his, her or its distribution payments. The Company has no control over when, or if, an entitled shareholder will submit the necessary documentation to establish his, her or its legal right to their distribution payment.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
The entire deferred distribution payment amount was held in cash at March 31, 2022 and 2021. A Company shareholder entitled to a portion of the distribution amount died before claiming the distribution. As a result of disputes between the individual's putative heirs and potential owners of an entity that also claimed through the shareholder, the Company has been unable to determine who is legally entitled to receive a significant portion of the distribution payment. During the fiscal year ended March 31, 2022, the putative estate asserted claims in Utah state court seeking, among other things, payment of the distribution. The Company and the putative estate have agreed to attempt to mediate the dispute. For additional information regarding this matter see Part I Item 3 "Legal Proceedings" of this annual report.
NOTE 5 - TRADING AND AVAILABLE-FOR-SALE SECURITIES AT FAIR VALUE
As of March 31, 2022 and 2021, trading and available-for-sale securities consisted of:

	March 31, 2022	March 31, 2021

Corporate debt	$738,394	$334,763
Non-US sovereign debt	357,071	333,619
Corporate equity	91,254	47,340
US sovereign debt	10,306	10,828
Exchange traded notes	6,454	9,638
Total trading securities	$1,203,479	$736,188

Equity securities	1	1
Total available-for-sale securities, at fair value	$1	$1
As of March 31, 2022, the Company held debt securities of two issuers which individually exceeded 10% of the Company's total trading securities - the Ministry of Finance of the Republic of Kazakhstan and the Kazakhstan Sustainability Fund JSC of $328,951 and $414,591, respectively. As of March 31, 2021, the Company held debt securities of two issuers which individually exceeded 10% of the Company's total trading securities - the Ministry of Finance of the Republic of Kazakhstan and the Kazakhstan Sustainability Fund JSC in the amounts of $293,451 and $193,677.
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

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
The following tables present trading securities assets in the Consolidated Financial Statements or disclosed in the Notes to the Consolidated Financial Statements at fair value on a recurring basis as of March 31, 2022 and 2021:

	Weighted average interest rate	Total	Fair Value Measurements at March 31, 2022 using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable units (Level 3)

Corporate debt	9.61%	$738,394	$737,799	$—	$595
Non-U.S. sovereign debt	13.11%	357,071	348,775	—	8,296
Corporate equity	—	91,254	85,959	5,042	253
U.S. sovereign debt	2.36%	10,306	10,306	—	—
Exchange traded notes	—	6,454	6,454	—	—

Total trading securities		$1,203,479	$1,189,293	$5,042	$9,144

Equity securities	—	$1	$—	$—	$1
Total available-for-sale securities, at fair value		$1	$—	$—	$1

	Weighted average interest rate	Total	Fair Value Measurements at March 31, 2021 using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable units (Level 3)

Corporate debt	9.22%	$334,763	$334,403	$—	$360
Non-U.S. sovereign debt	8.06%	333,619	333,619	—	—
Corporate equity	—	47,340	28,630	1	18,709
U.S. sovereign debt	1.68%	10,828	10,828	—	—
Exchange traded notes	—	9,638	9,638	—	—

Total trading securities		$736,188	$717,118	$1	$19,069

Equity securities	—	$1	$—	$—	$1
Total available-for-sale securities, at fair value		$1	$—	$—	$1

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
The table below presents the Valuation Techniques and Significant Level 3 Inputs used in the valuation as of March 31, 2022 and 2021. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of March 31, 2022	FV as of March 31, 2021	Significant Unobservable Inputs	%

Corporate equity	DCF	$—	$18,408	Discount rate	10.6%
				Estimated number of years	9 years
Corporate equity	DCF	$253	$301	Discount rate	20.0%
				Estimated number of years	9 years
Corporate debt	DCF	$595	$360	Discount rate	45.0%
				Estimated number of years	3 months
Non-US sovereign debt	DCF	$7,524	$—	Discount rate	69.0%
				Estimated number of years	11 years
Non-US sovereign debt	DCF	$772	$—	Discount rate	13.9%
				Estimated number of years	1 year
		$9,144	$19,069
As of March 31, 2022, shares of SPBX held by the Company were transferred from level 3 to level 1, due to active trades on the market. During the year ended March 31, 2022, market trades of SPBX shares were executed in the market, and market data for these shares became available.
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended March 31, 2022:

	Trading securities	Available-for-sale securities
Balance as of March 31, 2020	$11,259	$1

Sale of investments that use Level 3 inputs	(2)	—
Purchase of investments that use Level 3 inputs	834	—
Revaluation of investments that use Level 3 inputs	6,978	—
Foreign currency translation	—	—
Balance as of March 31, 2021	$19,069	$1

Reclassification to level 3	683	—
Reclassification to level 1	(18,408)
Purchase of investments that use Level 3 inputs	10,813	—
Revaluation of investments that use Level 3 inputs	(3,013)	—
Foreign currency translation	—	—
Balance as of March 31, 2022	$9,144	$1

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
The table below presents the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of available-for-sale securities as of March 31, 2022 and 2021:

	March 31, 2022
	Assets measured at amortized cost	Unrealized loss accumulated in other comprehensive income	Assets measured at fair value

Equity securities	$1	$—	$1

Balance as of March 31, 2022	$1	$—	$1

	March 31, 2021
	Assets measured at amortized cost	Unrealized loss accumulated in other comprehensive income	Assets measured at fair value

Equity securities	$1	$—	$1

Balance as of March 31, 2021	$1	$—	$1
NOTE 6 - BROKERAGE AND OTHER RECEIVABLES, NET
Brokerage and other receivables, net of the Company are comprised of the following:

	March 31, 2022	March 31, 2021

Margin lending receivables	$349,179	$58,095
Receivables from brokerage clients	4,707	4,199
Long-term installments receivables	1,367	1,280
Receivable from sale of securities	884	484
Bank commissions receivable	709	767
Receivable for underwriting and market-making services	296	564
Dividends accrued	45	1,392
Other receivables	2,987	56

Allowance for receivables	(2,607)	(2,036)

Total brokerage and other receivables, net	$357,567	$64,801
On March 31, 2022 and 2021, amounts due from a single related party customer were $102,680 and $8,948, respectively or 29% and 14% respectively, of total brokerage and other receivables, net. Based on historical data, the Company considers receivables due from related parties fully collectible. As of March 31, 2022 and 2021, using historical and statistical data, the Company recorded an allowance for brokerage receivables in the amounts of 2,607 and $2,036, respectively.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
NOTE 7- LOANS ISSUED
Loans issued as of March 31, 2022, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans	$51,923	April, 2022 - March, 2047	11.86%	$52,134	KZT
Uncollateralized bank customer loans	34,067	April, 2022 - March, 2047	17.56%	—	KZT
Subordinated loan	5,033	December, 2022-April, 2024	4.89%	—	USD
Bank customer loans	2,395	January, 2022 - September, 2045	14.57%	1,000	RUB
Subordinated loan	1,256	December, 2022-April, 2024	7.00%	—	UAH
Other	123	February, 2022-Febraury, 2027	2.50%	—	USD
Total loans issued	$94,797			$53,134

As of March 31, 2022, mortgage loans include the state mortgage program "7-20-25" with the principal amount of $21,310.

Microfinance organization Freedom Finance Credit (“FFIN Credit”) is a start-up created by Mr.Turlov. It is a non-bank credit institution that issues loans in Kazakhstan under simplified lending procedures. FFIN Credit was created as a pilot project to test and improve the scoring models used for qualifying and issuing loans. The principal operation of FFIN Credit is to provide loans to customers online using biometric identification and its proprietary scoring process. After completion of the pilot launch, it is anticipated ownership of FFIN Credit will be transferred to the Company.
During the year ended March 31, 2022, the Company entered into agreements with FFIN Credit to purchase uncollateralized consumer retail loans. The agreements provide the Company the ability to sell back to FFIN Credit up to $36,010 of the total loans purchased.

The Company has determined that it has assumed substantially all of the risks and rewards from the transferor of the loans, with the exception of the amount it has the right to sell back to the transferor, accordingly the Company has received control of the loans and has recognized the loans on its Consolidated Balance Sheets.

During the year ended March 31, 2022, the Company purchased loans in the aggregate amount of $59,839 and sold back loans totaling $12,107 to the FFIN Credit.

As of March 31, 2022, the Company held outstanding loans purchased from the FFIN Credit totaling $35,388, net of an allowance of $1,321.
Loans issued as of March 31, 2021, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Subordinated loan	$5,033	December 2022-April 2024	3.69%	$—	USD
Uncollateralized non-bank loan	2,382	January 2022 - February 2022	3.00%	—	USD
Uncollateralized non-bank loan	1,384	May 2021	13.00%	—	RUB
Subordinated loan	1,331	September 2029	7.00%	—	UAH
Bank customer loans	880	March 2024	15.41%	729	KZT
Bank customer loans	657	July 2021 - September 2045	11.27%	611	RUB
Total loans issued	$11,667			$1,340

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
NOTE 8 - DEFERRED TAX (LIABILITIES)/ASSETS
The Company is subject to taxation in Russia, Kazakhstan, Kyrgyzstan, Cyprus, Ukraine, Uzbekistan, Germany and the United States of America.
The tax rates used for deferred tax assets and liabilities for the years ended March 31, 2022 and 2021, were 21% for the U.S., 20% for Russia, Kazakhstan, Azerbaijan, 10% for Kyrgyzstan, 31% for Germany, 12.5% for Cyprus, 18% for Ukraine, 25% for United Kingdom, 18% for Armenia and 15% for Uzbekistan.
As of March 31, 2022 and 2021, deferred tax assets and liabilities of the Company were comprised of the following:

	March 31, 2022	March 31, 2021

Deferred tax assets:
Revaluation on trading securities	$5,760	$—
Tax losses carryforward	5,679	316
Accrued liabilities	967	236
Depreciation	—	16
Stock compensation expenses	—	—
Valuation allowance	—	(316)
Deferred tax assets	$12,406	$252

Deferred tax liabilities:
Revaluation on trading securities	$—	$2,546
Fixed and Intangible Assets	—	1,568
Subordinated debt	—	523
Other liabilities	388	—
Deferred tax liabilities	$388	$4,637

Net deferred tax (liabilities)/assets	$12,018	$(4,385)
The Company is subject to the U.S. federal income taxes at a rate of 21%. The reconciliation of the provision for income taxes at the 21% tax rate compared to the Company's income tax expense as reported is as follows:

	Year ended March 31, 2022	Year ended March 31, 2021	Year ended March 31, 2020

Profit before tax at 21%	$49,747	$36,335	$5,908
Global intangible low taxed income	31,194	18,451	4,803
Gain recognized through additional paid in capital	4,988	—	—
Stock based compensation	3,090	348	551
Losses carried forward adjustment	—	—	(154)
Other differences	—	—	20
Provision for impairment losses	(19)	187	(295)
Valuation allowance	(316)	(361)	416
Non-taxable interest income	(659)	—	—
Permanent differences	(2,883)	24	793
Foreign tax credit	(16,200)	(10,155)	(3,503)
Foreign tax rate differential	(18,213)	(10,487)	(2,938)
Nontaxable gains	(25,204)	(4,244)	401
Income tax provision	$25,525	$30,098	$6,002

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
As of March 31, 2022 and 2021, income tax expense was comprised of the following:

	Year ended March 31, 2022	Year ended March 31, 2021	Year ended March 31, 2020
Current income tax charge	$41,927	$27,386	$5,307
Deferred income tax charge	(16,402)	2,712	695
Income tax provision	$25,525	$30,098	$6,002
During the years ended March 31, 2022, 2021 and 2020, the Company realized net income before income tax of $236,894, $173,022 and $28,132, respectively. During the same periods, the Company's effective tax rate was equal to 10.8%, 17.4% and 21.3%, respectively. This decrease in income tax expense was primarily attributable to non-taxable gains on trading securities in Freedom KZ, Freedom Bank KZ, Freedom EU and Freedom Technologies.
Tax loss carryforwards as of March 31, 2022, was $5,679 in Russia and Cyprus.
NOTE 9 - FIXED ASSETS, NET
As of March 31, 2022 and 2021, fixed assets, net of the Company included the following:

	March 31, 2022	March 31, 2021

Buildings	$7,770	$8,014
Processing and storage data centers	4,153	2,307
Office equipment	5,395	3,504
Capital expenditures on leasehold improvements	3,386	2,718
Furniture	3,812	2,049
Vehicles	945	831
Land	1,564	1,533
Other	1,053	1,380

Less: Accumulated depreciation	(6,713)	(3,951)

Total fixed assets, net	$21,365	$18,385
Depreciation expense totaled $3,117, $2,615 and $1,407 for the years ended March 31, 2022, 2021 and 2020 respectively.
NOTE 10 - INTANGIBLE ASSETS, NET
As of March 31, 2022 and 2021, intangible assets, net of the Company included the following:

	March 31, 2022	March 31, 2021

Licenses	$3,613	$2,016
Client base	2,435	6,324
Trading platform	2,359	2,610
Software	2,666	3,693
Other intangible assets	40	—

Less: Accumulated amortization	(5,322)	(4,858)

Total intangible assets, net	$5,791	$9,785
Amortization expense totaled $1,530, $1,210 and $1,251 for the years ended March 31, 2022, 2021 and 2020 respectively.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
NOTE 11 - OTHER ASSETS, NET
As of March 31, 2022 and 2021, other assets, net of the Company included the following:

	March 31, 2022	March 31, 2021

Current income tax asset	$5,093	$947
Due from financial institutions	4,763	2,094
Advances paid	7,734	8,383
Prepayments on future acquisitions	4,069	—
Taxes other than income taxes	1,840	888
Outstanding settlement operations	519	5,732
Rent guarantee deposit	759	796
Other	1,036	1,090

Total other assets	25,813	19,930

Allowance for other assets	(106)	(28)

Other assets, net	$25,707	$19,902
NOTE 12 - SECURITIES REPURCHASE AGREEMENT OBLIGATIONS
As of March 31, 2022 and 2021, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	March 31, 2022
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Over 90 days	Total

Securities sold under repurchase agreements
Corporate debt	12.07%	$566,690	$142	$—	$566,832
Non-US sovereign debt	10.85%	201,666	—	—	201,666
US sovereign debt	0.77%	5,968	—	—	5,968
Corporate equity	13.54%	712	—	—	712
Total securities sold under repurchase agreements		$775,036	$142	$—	$775,178

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)

	March 31, 2021
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Over 90 days	Total

Securities sold under repurchase agreements
Non-US sovereign debt	9.28%	$229,812	$—	$—	$229,812
Corporate debt	9.27%	189,337	—	—	189,337
Corporate equity	3.78%	5,757	—	—	5,757
US sovereign debt	0.40%	1,809	—	—	1,809
Total securities sold under repurchase agreements		$426,715	$—	$—	$426,715
The fair value of collateral pledged under repurchase agreements as of March 31, 2022 and 2021, was $769,627 and $426,669, respectively.
Securities pledged as collateral by the Company under repurchase agreements are liquid trading securities with market quotes and significant trading volume.
NOTE 13 - CUSTOMER LIABILITIES
The Company recognizes customer liabilities associated with funds held by our brokerage and bank customers. Customer liabilities consist of:

	March 31, 2022	March 31, 2021

Brokerage customers	$1,078,204	$938,086
Banking customers	339,733	225,611
Total customer liabilities	$1,417,937	$1,163,697
As of March 31, 2022, banking customer liabilities consisted of current accounts and deposits of $173,754 and $165,979, respectively. As of March 31, 2021, banking customer liabilities consisted of current accounts and deposits of $133,493 and $92,118, respectively.
NOTE 14 - TRADE PAYABLES
As of March 31, 2022 and 2021, trade payables of the Company included the following:

	March 31, 2022	March 31, 2021

Margin lending payable	$39,250	$20,120
Payables to suppliers of goods and services	4,608	1,708
Trade payable for securities purchased	462	264
Guarantee fee received	33	31
Other	876	181
Total trades payables	$45,229	$22,304
On March 31, 2022 and 2021, amounts due to a single related party $38,889 or 86% and $13,810 or 62%, respectively.
NOTE 15 - SECURITIES SOLD, NOT YET PURCHASED - AT FAIR VALUE
As of March 31, 2022 and 2021, the Company's securities sold, not yet purchased - at fair value was $14,103 and $8,592, respectively.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
During the year ended March 31, 2022, the Company sold shares that were not owned by the Company in the amount of $11,478. During the year ended March 31, 2022, the Company recognized a gain on the change in fair value of financial liabilities in the amount of $1,384 in the Consolidated Statements of Operations and Statements of Other Comprehensive Income.
During the year ended March 31, 2021, the Company sold shares that were not owned by the Company and recognized financial liabilities at fair value in the amount of $8,531. During the year ended March 31, 2021, the Company recognized a loss on the change in fair value of financial liabilities at fair value in the Consolidated Statements of Operations and Statements of Other Comprehensive Income in the amount of $61.
Shares sold that are not owned (also known as a "short sale") involves the sale of a security that is not owned in the expectation of purchasing the same security (or a security exchangeable) at a later date at a lower price. A short sale involves the risk of a theoretically unlimited increase in the market price of the security that would result in a theoretically unlimited loss.
NOTE 16 - LOANS RECEIVED
As of March 31, 2022 and 2021, loans received by the Company included the following:

Company	Lender	March 31, 2022	March 31, 2021	Interest rate	Term	Maturity dates
Freedom Holding Corp.	Non-Bank	$3,538	$3,373	5%	26 months	12/31/22
Total loans received		$3,538	$3,373
Non-bank loans received are unsecured. As of March 31, 2022 and 2021, accrued interest on the loans totaled $238 and $73, respectively.
NOTE 17 - DEBT SECURITIES ISSUED
As of March 31, 2022 and 2021, outstanding debt securities of the Company included the following:

	March 31, 2022	March 31, 2021

Debt securities issued denominated in USD	$97,745	$60,743
Debt securities issued denominated in RUB	—	6,605
Accrued interest	1,282	1,095
Total debt securities issued	$99,027	$68,443
As of March 31, 2022 and 2021, the Company's outstanding debt securities had fixed annual coupon rates ranging from 5.50% to 7% and maturity dates ranging from December 2022 to November 2026. The Company's debt securities include $34,000 of Freedom RU notes issued in November 2021. The Freedom RU notes denominated in U.S. dollars, bear interest at an annual rate of 5.50% and are due in November 2026. The Freedom RU notes were issued under Russian law and trade on the MOEX. The Company's debt securities also include $30,043 of Freedom RU notes issued in January 2020. These Freedom RU notes are denominated in U.S. dollars, bear interest at an annual rate of 6.50% and are due in January 2023. These Freedom RU notes were also issued under Russian law and trade on the MOEX.
The Company's debt securities also include $20,500 of FRHC notes issued in December 2019. The FRHC notes denominated in U.S. dollars, bear interest at an annual rate of 7.00% and are due in December 2022. The FRHC notes were issued under Astana International Financial Centre ("AIFC") law and trade on the AIX.

The Company's debt securities also include $13,200 of Freedom SPC bonds issued in October 2021. The Freedom SPC bonds are denominated in U.S. dollars, bear interest at an annual rate of 5.50% and are due in October 2026. The Freedom SPC bonds were issued under AIFC law and trade on the AIX. FRHC is a guarantor of the Freedom SPC bonds. The proceeds from Freedom SPC bonds were loaned to FRHC pursuant to a loan agreement dated November 22, 2021.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
The interest rate of the loan agreement is 5.50% per annum. Interest payments are duly semi-annually in April and October. Repayment of the loan is due October 2026.
Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs.
NOTE 18 - OTHER LIABILITIES
As of March 31, 2022 and 2021, other liabilities of the Company included the following:

	March 31, 2022	March 31, 2021
Liability arising from continuing involvement	$6,447	$—
Salaries and other employee benefits	3,527	1,623
Payable to suppliers	3,605	1,574
Vacation reserve	2,458	1,672
Outstanding settlements operations	1,343	2,835
Taxes payable other than income tax	606	173
Other	1,931	962
Total other liabilities	$19,917	$8,839
Liability arising from continuing involvement represents obligations to JSC Kazakhstan Sustainability Fund ("Program Operator") related to the state mortgage program "7-20-25" and other programs. In accordance with the conditions of this program, Freedom Bank KZ provides mortgage loans to borrowers and transfers the rights of claim on the loans to the Program Operator. In accordance with the program and trust management agreement, Freedom Bank KZ carries out trust management of transferred mortgage loans. Under the program and trust management agreement, Freedom Bank KZ is required to repurchase the rights of claims on transferred mortgage loans, when the loan principal amount and interest payments are overdue 90 days of more. The repurchase of delinquent loans is performed at the loan nominal value.

Freedom Bank KZ has determined that it neither transfers nor retains substantially all the risks and rewards of ownership of the financial asset transferred; however, Freedom Bank KZ has determined that it retains control over the assets transferred and continues recognizing the assets to the extent of its continuing involvement in the assets transferred. The extent of Freedom Bank KZ's continuing involvement is limited to the maximum amount of consideration received on the assets transferred, that it is required to return to the Program Operator. As Freedom Bank KZ continues to recognize the asset to the extent of its continuing involvement in loans to customers, it also recognizes the associated liability.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
NOTE 19 - FEE AND COMMISSION INCOME/EXPENSE
As of March 31, 2022 and 2021, fee and commission income/expense of the Company included the following:

	Year ended March 31, 2022	Year ended March 31, 2021	Year ended March 31, 2020

Fee and commission income:

Brokerage services	$391,996	$245,913	$82,800
Bank services	23,274	12,403	7,240
Underwriting services	8,705	8,345	2,360
Other commission income	7,963	5,278	268

Total fee and commission income	$431,938	$271,939	$92,668

Fee and commission expense:

Brokerage services	$61,151	$63,098	$18,673
Bank services	10,989	5,095	1,299
Stock exchange services	3,109	1,924	710
Central Depository services	594	440	775
Other commission expense	5,388	2,543	479

Total fee and commission expense	$81,231	$73,100	$21,936
NOTE 20 - NET GAIN ON TRADING SECURITIES
As of March 31, 2022 and 2021, net gain on trading securities included the following:

	Year ended March 31, 2022	Year ended March 31, 2021	Year ended March 31, 2020

Net gain recognized during the period on trading securities sold during the period	$179,216	$39,267	$22,770
Net unrealized (loss)/gain recognized during the reporting period on trading securities still held at the reporting date	(101,545)	6,919	(7,847)
Net gain recognized during the period on trading securities	$77,671	$46,186	$14,923
As of March 31, 2022, and March 31, 2021, March 31, 2020, the Company held in its proprietary trading portfolio shares SPBX at fair value of $60,658 and $18,408, $11,259, respectively.
During the year ended March 31, 2022, the Company exchanged approximately 12,500,000 shares of its stock of SPBX for units in the SPBX ETF. During the year ended March 31, 2022, the Company sold its SPBX ETF units to approximately 15,490 investors through placement agents, one of which was our related party FFIN Brokerage, for net proceeds of $167,011. During the year ended March 31, 2022, the Company sold 2,581,595 shares of SPBX to the market for net proceeds of $34,500. As a result, during the year ended March 31, 2022, the Company recognized net gain on trading securities sold of $179,216, which included $177,146 of realized gain from the sale of the SPBX ETF and SPBX shares. Due to the geopolitical situation in Russia, the Company recognized $78,796 of net unrealized loss from revaluation of the SPBX shares the Company still held at March 31,2022.

As a result, during the year ended March 31, 2022, the Company recognized net gain on trading securities of $77,671, which included $179,216 of realized net gain and $101,545 of unrealized net loss.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
NOTE 21 - NET INTEREST INCOME/EXPENSE
Net interest income/expense includes:

	Year ended March 31, 2022	Year ended March 31, 2021	Year ended March 31, 2020
Interest income:
Interest income on financial assets recorded at amortized cost comprises:
Interest income on securities repurchased under reverse repurchase agreements and amounts due from banks	$6,172	$3,428	$1,586
Interest income on loans to customers	4,927	579	572

Total interest income on financial assets recorded at amortized cost	11,099	4,007	2,158

Interest income on financial assets recorded in consolidated statements of operations and other comprehensive income

Interest income on trading securities	80,702	26,866	9,976

Total interest income on financial assets recorded in consolidated statements of operations and other comprehensive income	80,702	26,866	9,976

Total interest income	$91,801	$30,873	$12,134
Interest expense:
Interest expense on financial liabilities recorded at amortized cost comprises:

Interest expense on securities repurchase agreement obligations	$51,503	$14,574	$7,140
Interest expense on customer accounts and deposits	18,596	7,269	1,598
Interest expense on debt securities issued	5,172	5,134	3,220
Interest expense on loans received	563	362	437
Other interest expense	66	27	4
Total interest expense on financial liabilities recorded at amortized cost	75,899	27,366	12,399

Total interest expense	$75,899	$27,366	$12,399
NOTE 22 - NET GAIN ON FOREIGN EXCHANGE OPERATIONS
Net gain on foreign exchange operations includes:

	Year ended March 31, 2022	Year ended March 31, 2021	Year ended March 31, 2020

Sales and purchases of foreign currency, dealing	$(12,378)	$1,111	$1,197
Translation difference	(25,315)	2,317	1,118
Total net gain on foreign exchange operations	$(37,693)	$3,428	$2,315

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
NOTE 23 - RELATED PARTY TRANSACTIONS
During the years ended March 31, 2022, 2021 and 2020, the Company earned fee and commission income from related parties in the amounts of $309,688, $198,902 and $79,143, respectively. Fee and commission income generated from FFIN Brokerage accounted for approximately 99% of our total related party commission income for the year ended March 31, 2022, as compared to approximately 98% of our total related party commission income for the year ended March 31, 2021, and 95% of our total related party commission income for the year ended March 31, 2020. Commission income earned from related parties is comprised primarily of brokerage commissions and commissions for money transfers by brokerage clients.
During the years ended March 31, 2022, 2021 and 2020, the Company paid commission expense to related parties in the amount of $16,307, $20,291 and $3,668, respectively. Commission expense paid to FFIN Brokerage accounted for approximately 58% of our total related party commission expense for the year ended March 31, 2022, as compared to approximately 92% of our total related party commission expense for the year ended March 31, 2021, and 80% of our total related party commission expense for the year ended March 31, 2020.
During the years ended March 31, 2022, 2021 and 2020, the Company earned interest income from related parties in the amounts of $2,746, $44 and $48, respectively.
During the years ended March 31, 2022 and 2021 the Company recorded stock-based compensation expense for restricted stock grants to related parties in the amount of $1,329 and $0, respectively.
As of March 31, 2022 and 2021, the Company had cash and cash equivalents held in brokerage accounts of related parties totaling $22,787 and $12,256, respectively. 100% and 100% of these balances were due to Wisdompoint Capital LTD.
As of March 31, 2022 and 2021, the Company had bank commission receivables and receivables from brokerage clients from related parties totaling $244 and $962, respectively. Brokerage and other receivables from related parties result principally from commissions receivable on the brokerage operations of related parties.
As of March 31, 2022 and 2021, the Company had margin lending receivables with related parties totaling $107,649 and $9,886, respectively. 95% and 83% of these balances were due from FFIN Brokerage.
As of March 31, 2022 and 2021, the Company had margin lending payables to related parties, totaling $38,889 and $13,810, respectively. 100% and 100% of these balances were due to Wisdompoint Capital LTD.
As of March 31, 2022 and 2021, the Company had accounts payable due to a related party totaling $313 and $339, respectively.
As of March 31, 2022 and 2021, the Company had financial liability due to a related party totaling $1,637 and $1,707, respectively.
As of March 31, 2022 and 2021, the Company had customer liabilities on brokerage accounts and bank accounts of related parties totaling $401,197 and $327,610, respectively. 61% and 91%, of these balances were deposits from FFIN Brokerage.
As of March 31, 2022 and 2021, the Company had restricted customer cash deposited in current and brokerage accounts with related parties in the amounts of $222,651 and $156,878. 78% and 94%, of these balances were from FFIN Brokerage.

During the year ended March 31, 2022, the Company purchased loans in the aggregate amount of $59,839 and sold back loans totaling $12,107 to FFIN Credit.

In July 2021, to comply with certain foreign ownership restrictions relating to registered Ukrainian broker-dealers, the Company sold 23.88% of the outstanding equity interest of Freedom UA to Askar Tashtitov, the Company's president, for $416. For additional information regarding this transaction, see Note 1 - Description of Business.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
FFIN Brokerage is owned personally by Timur Turlov and is not part of our group of companies. FFIN Brokerage has its own brokerage customers, which include individuals and market-maker institutions and conducts business with the Company through a client omnibus account at Freedom EU. For additional information, see "Legacy Operations and Key Relationships" in "Business" in Part I Item 1 of the Company's Annual Report on Form 10-K.
Wisdompoint Capital LTD is a party related to Freedom EU through common management. Wisdompoint Capital LTD provides brokerage services to the Company.
Brokerage and related banking services, including margin lending, were provided to such related parties pursuant standard client account agreements and at standard market rates.
NOTE 24 - STOCKHOLDERS' EQUITY
During the year ended March 31, 2022, non-qualified stock options to purchase 60,000 shares were exercised at a strike price of $1.98 per share for total proceeds of $119. During the year ended March 31, 2021, non-qualified stock options to purchase 60,000 shares were exercised at a strike price of $1.98 per share for total proceeds of $118.

On March 30, 2022, the Company awarded a restricted stock grant totaling 7,500 shares of its common stock to one executive officer of the Company. Of the 7,500 shares awarded pursuant to the restricted stock grant awards, 3,000 shares vest on May 18, 2023, 1,500 shares vest on May 18, 2024, 1,500 shares vest on May 18, 2025 and 1,500 shares vest on May 18, 2026.

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

The Company recorded stock-based compensation expense for restricted stock grants and stock options in the amount of $15,745 and $1,147 during the year ended March 31, 2022 and March 31, 2021, respectively.

During the year ended March 31, 2022, Timur Turlov made a capital contribution to the Company in amount of $21,600.
NOTE 25 - STOCK BASED COMPENSATION
During the year ended ended March 31, 2022, a total of 1,039,000 restricted shares were awarded to key employees. The compensation expense related to restricted stock grants was $15,745 during the the year ended March 31, 2022, and $1,147 during the year ended March 31, 2021. As of March 31, 2022, there was $24,731 of total unrecognized compensation cost related to non-vested shares of common stock granted. The cost is expected to be recognized over a weighted average period of 4.07 years.
The Company has determined the fair value of restricted shares awarded during the twelve months ended March 31, 2022, using the Monte Carlo valuation model based on the following key assumptions:

Term (years)	5
Volatility	41.5%
Risk-free rate	0.06%
The table below summarizes the activity for the Company's restricted stock outstanding during the year ended March 31, 2022:

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)

	Shares	Weighted Average Fair Value
Outstanding, March 31, 2021	15,000	$775
Granted	1,039,000	39,760
Vested	(4,500)	(233)
Forfeited/cancelled/expired	—	—
Outstanding, at March 31, 2022	1,049,500	$40,303
During the year ended March 31, 2022, no stock options were awarded. Total compensation expense related to outstanding options was $0 for the year ended March 31, 2022, and $112 for the year ended March 31, 2021.
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
The following is a summary of stock option activity for year ended March 31, 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding, March 31, 2021	60,000	$1.98	6.52	$3,083,000
Granted	—	—	—	—
Exercised	(60,000)	1.98	6.52	3,742,000
Forfeited/cancelled/expired	—	—	—	—
Outstanding, at March 31, 2022	—	$—	—	$—
Exercisable, at March 31, 2022	—	$—	—	$—
During the years ended March 31, 2022 and 2021, the Company recorded expenses for share based payments for consulting services in the amount of $0 and $517, respectively.
NOTE 26 - LEASES
The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company's leases do not provide a readily determinable implicit rate. Therefore, the Company must discount lease payments based on an estimate of its incremental borrowing rate.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
The table below presents the lease related assets and liabilities recorded on the Company's consolidated balance sheets as of March 31, 2022:

	Classification on Balance Sheet	March 31, 2022
Assets
Operating lease assets	Right-of-use assets	$15,669
Total lease assets		$15,669

Liabilities
Operating lease liability	Operating lease obligations	$15,315
Total lease liability		$15,315
Lease obligations at March 31, 2022, consisted of the following:

Twelve months ending March 31,
2023	$8,160
2024	4,375
2025	2,924
2026	1,944
2027	435
Thereafter	271
Total payments	18,109
Less: amounts representing interest	(2,794)
Lease liability, net	$15,315
Weighted average remaining lease term (in months)	27
Weighted average discount rate	12%
Lease commitments for short-term operating leases as of March 31, 2022 was approximately $422. The Company's rent expense for office space was $1,550 for the year ended March 31, 2022, $951 for the year ended March 31, 2021 and $1,147 for the year ended March 31, 2020 respectively.
NOTE 27 - COMMITMENTS AND CONTINGENCIES
Freedom Bank KZ is a party to certain off-balance sheet financial instruments. These financial instruments include guarantees and unfunded commitments under existing lines of credit. These commitments expose the Company to varying degrees of credit and market risk which are essentially the same as those involved in extending loans to customers, and are subject to the same credit policies used in underwriting loans. Collateral may be obtained based on the Company's credit evaluation of the counterparty. The Company's maximum exposure to credit loss is represented by the contractual amount of these commitments.
Unfunded commitments under lines of credit
Unfunded commitments under lines of credit include commercial, commercial real estate, home equity and consumer lines of credit to existing customers. These commitments may mature without being fully funded.
Unfunded commitments under lines of guarantees
Unfunded commitments under lines of guarantees are conditional commitments issued by Freedom Bank KZ to provide bank guarantees to customers. These commitments may mature without being fully funded.
Bank guarantees.

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
Bank guarantees are conditional commitments issued by Freedom Bank KZ to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support trade transactions or guarantee arrangements. The credit risk involved in issuing guarantees is essentially the same as that involved in extending loan facilities to customers. A significant portion of the issued guarantees are collateralized by cash. Total lending related commitments outstanding at March 31, 2022, were as follows:

	As of March 31, 2022	As of March 31, 2021
Bank guarantees	$6,384	$6,594
Unfunded commitments under lines of credit	11,292	182
	$17,676	$6,776

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
NOTE 28 - SEGMENT REPORTING

The Company historically operated as a single operating segment. With the planned restructuring of the Company's operations and divestiture of Russian subsidiaries, coupled with the continued expansion, there was an election to reorganize operations geographically into five regional segments: Central Asia, Europe, United States, Middle East/Caucasus, and Russia (until completion of the planned divestiture). Moving forward after completion of the divestiture of the Company's Russian subsidiaries, the Company will manage its operations in the remaining four regional segments. These operating segments are based on how our CODM will be making decisions about allocating resources and assessing performance.
The following tables summarize the Company's Statement of operation by its geographic segments. Intercompany balances were eliminated for separate disclosure:

	Year ended March 31, 2022
STATEMENTS OF OPERATIONS	Central Asia	Europe	US	Russia	Middle East/Caucasus	Total
Fee and commission income(1)	$25,253	$319,810	$4,545	$82,330	—	$431,938
Net gain/(loss) on trading securities	11,604	122,238	2,546	(58,717)	—	77,671
Interest income	74,251	1,256	483	15,811	—	91,801
Net gain/(loss) on foreign exchange operations	6,012	(5,598)	1,565	(39,672)	—	(37,693)
Net gain/(loss) on derivative	947	—	—	(1)	—	946
TOTAL REVENUE, NET	118,067	437,706	9,139	(249)	—	564,663
Interest expense	$54,894	$8,747	$1,808	$10,450	—	$75,899
Fee and commission expense	7,945	64,518	780	7,988	—	81,231
Operating expense	46,807	27,746	13,727	73,030	283	161,593
Provision for impairment losses/(recoveries)	2,180	60	—	745	—	2,985
Other expense/(income), net	490	7	819	4,748	(3)	6,061
TOTAL EXPENSE	112,316	101,078	17,134	96,961	280	327,769
NET INCOME BEFORE INCOME TAX	$5,751	$336,628	$(7,995)	$(97,210)	(280)	$236,894
Income tax (expense)/benefit	1,237	(26,785)	(12,989)	13,003	9	(25,525)
NET PROFIT/(LOSS)	$6,988	$309,843	$(20,984)	$(84,207)	(271)	$211,369

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)

	Year ended March 31, 2021
STATEMENTS OF OPERATIONS	Central Asia	Europe	US	Russia	Middle East Caucasus	Total
Fee and commission income(1)	$17,088	$200,975	$1,130	$52,746	—	$271,939
Net gain on financial instruments through profit and loss	18,414	8	7,489	20,275	—	46,186
Interest income	18,465	505	682	11,221	—	30,873
Net gain/(loss) on foreign exchange operations	1,669	(300)	(215)	2,274	—	3,428
Net gain on derivative	86	—	—	39	—	125
TOTAL REVENUE, NET	$55,722	$201,188	$9,086	$86,555	—	$352,551
Interest expense	$12,770	$3,663	$2,173	$8,760	—	$27,366
Fee and commission expense	1,211	64,487	246	7,156	—	73,100
Operating expense	19,677	10,921	4,843	41,978	15	77,434
Provision for impairment losses	1,013	108	395	45	—	1,561
Other (expense)/income, net	(39)	(3)	(15)	125	—	68
TOTAL EXPENSE	$34,632	$79,176	$7,642	$58,064	15	$179,529
NET INCOME BEFORE INCOME TAX	$21,090	$122,012	$1,444	$28,491	(15)	$173,022
Income tax (expense)/benefit	56	(14,013)	(9,559)	(6,582)	—	(30,098)
NET PROFIT/(LOSS)	$21,146	$107,999	$(8,115)	$21,909	(15)	$142,924

	Year ended March 31, 2020
STATEMENTS OF OPERATIONS	Central Asia	Europe	US	Russia	Middle East Caucasus	Total
Fee and commission income(1)	$2,689	$63,577	$—	$26,402	—	$92,668
Net gain/(loss) on financial instruments through profit and loss	8,121	257	(46)	6,591	—	14,923
Interest income	7,932	260	198	3,744	—	12,134
Net gain/(loss) on foreign exchange operations	479	(313)	84	2,065	—	2,315
Net gain/(loss) on derivative	—	—	—	(138)	—	(138)
TOTAL REVENUE, NET	$19,221	$63,781	$236	$38,664	—	$121,902
Interest expense	$8,889	$343	$324	$2,843	—	$12,399
Fee and commission expense	750	18,600	186	2,400	—	21,936
Operating expense	18,262	3,500	3,921	34,307	—	59,990
Provision for impairment losses	(1,254)	—	—	90	—	(1,164)
Other (expense)/income, net	280	(11)	(8)	348	—	609
TOTAL EXPENSE	$26,927	$22,432	$4,423	$39,988	—	$93,770
NET INCOME BEFORE INCOME TAX	$(7,706)	$41,349	$(4,187)	$(1,324)	—	$28,132
Income tax (expense)/benefit	(15)	(4,467)	(450)	(1,070)	—	(6,002)
NET PROFIT/(LOSS)	$(7,721)	$36,882	$(4,637)	$(2,394)	—	$22,130

FREEDOM HOLDING CORP. NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 (All amounts in thousands of United States dollars, unless otherwise stated)
(1) All trading of U.S. and European exchange traded and OTC securities by all Freedom securities brokerage firms, excluding PrimeEx, are routed to and executed through Freedom EU and all fee and commission income for those transactions is recognized at Freedom EU.
During fiscal 2022 total revenue, net in our Russia region decreased by $86,804, or 100%, to ($249) generating a negative net revenues for fiscal year 2022, as compared to total revenue, net of $86,555 during fiscal year 2021.
The decrease in fiscal 2022 was driven by an increase in net loss on trading securities as a result of the negative revaluation of certain securities held by Freedom RU, and a net loss on foreign currency exchange operations resulting from the depreciation of the Russian ruble against U.S. dollar by 11%. the decreases were only partially offset by increased fee and commission income resulting from growth of Freedom RU's customer base, coupled with greater customer transaction volume.
During fiscal 2021, total revenue, net in our Russian region increased by $47,891, or 124%, to $86,555, as compared to $38,664 during fiscal year 2020. The increase in total revenue, net during fiscal 2021 compared to fiscal 2020 was the result of overall expansion of our business in our Russian region, both in terms of size of our customer base and trading volume.
The following tables summarize the Company's total asset and total liabilities by its geographic segments. Intercompany balances were eliminated for separate disclosure:

	March 31, 2022
	Central Asia	Europe	US	Russia	Middle East Caucasus	Total

Total assets	$1,166,428	$777,117	$170,149	$806,960	$355	$2,921,009

Total liabilities	$985,936	$471,435	$175,136	$780,655	$172	$2,413,334
Net assets	$180,492	$305,682	$(4,987)	$26,305	$183	$507,675

	March 31, 2021
	Central Asia	Europe	US	Russia	Middle East Caucasus	Total

Total assets	714,117	511,366	46,100	746,922	140	2,018,645

Total liabilities	557,713	462,616	60,043	662,598	3	1,742,974
Net assets	156,404	48,750	(13,943)	84,324	137	275,671
NOTE 29 - SUBSEQUENT EVENTS
The Company has performed an evaluation of subsequent events through the time of filing this annual report on Form 10-K with the SEC. Other than as disclosed below, during this period the Company did not have any additional material recognizable subsequent events.
On May 17, 2022, the Company acquired two insurance companies in Kazakhstan: Insurance Company Freedom Finance Insurance JSC ("Freedom Insurance") and Life Insurance Company Freedom Finance Life JSC ("Freedom Life") . The purchase price of Freedom Insurance and Freedom Life was $12,440 and $12,100, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this annual report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting as of the end of the period covered by this annual report based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment and the criteria set forth by COSO in 2013, management concluded that our internal control over financial reporting was effective as of March 31, 2022. The effectiveness of the Company's internal control over financial reporting as of March 31, 2022, has been audited by WSRP, LLC, (PCAOB ID 374) an independent registered public accounting firm which has also audited our consolidated financial statements, as stated in their report included in this annual report.

Changes in Internal Control over Financial Reporting

There was no significant change in our internal control over financial reporting during the fiscal year ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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
Item 9B. Other Information
None.

Item 9С. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Except as otherwise provided herein, the information required by Items 10 through 14 of this annual report is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference herein from our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with SEC (the "2022 Proxy Statement") within 120 days of the end of our fiscal year.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in the 2022 Proxy Statement and such information is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be contained in the 2022 Proxy Statement and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information about security ownership of certain beneficial owners and management will be contained in the 2022 Proxy Statement and such information is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of May 27, 2022, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	—	$—	2,591,000	(1)
Equity compensation plans not approved by security holders	—	—	—
(1)Consists of 2,591,000 shares, including stock options, stock appreciation rights, restricted stock and other equity-based awards, that may be awarded under the Freedom Holding Corp. 2019 Equity Incentive Plan.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item will be contained in the 2022 Proxy Statement and such information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be contained in the 2022 Proxy Statement and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this annual report:
Financial Statements
The consolidated audited financial statements required to be filed in this annual report are included in Part II, Item 8 hereof.
Exhibits

Exhibit No.	Exhibit Description

3.01	Restated Articles of Incorporation of Freedom Holding Corp.(1)
3.02	By-Laws of Freedom Holding Corp. (as amended through February 4, 2019)(1)
4.01	Description of Securities(2)
4.02	Terms and Conditions of FRHC 7.000% Interest Notes due December 2022(3)
4.03	Exchange Bond Terms and Conditions in the Framework of the Exchange Bond Program(2)%#
4.04	Agreement to furnish instruments and agreement defining rights of holders of long-term debt(2)
4.05	Loan Agreement, dated November 22, 2021, between Freedom Finance SPC Ltd. and Freedom Holding Corp(8)%
4.06	Guarantee Agreement No., dated August 10, 2021, between Freedom Holding Corp. and Freedom Finance SPC Ltd.(8)%
4.07	Agreement No. FF-29072021 for the provision of underwriting services, dated July 29, 2021, between Freedom Finance Global PLC and Freedom Finance SPC Ltd.(8)%
4.08	Offer Terms of the 5.5% Coupon US$66,000,000 Bonds Due October 21, 2026.(9)
4.09	Securities Placement Terms and Conditions(9)%#
4.10	Resolution to Issue Securities(9) #
10.01	Freedom Holding Corp., 2019 Equity Incentive Plan(4) +
10.02	Employment Contract No. 10 between Beliv Gorod IC LLC and Timur Turlov(2)+%#
10.03	Supplementary agreement No. 1 to the employment contract No. 10 dated August 11, 2011 between Freedom Finance IC LLC and Timur Turlov(2)+%#
10.04	Supplementary agreement No. 2 to the employment contract No. 10 dated August 11, 2011 between Freedom Finance IC LLC and Timur Turlov(2)+%#
10.05	Supplementary Agreement dated January 25, 2016 to the Employment Contract No. 15-128 dated February 9, 2015 between Freedom Finance Joint Stock Company and Evgeniy Ler(2)+%#
10.06	Supplementary Agreement to an Employment Contract No. 15-128 from 09 February 2015 between Freedom Finance Joint Stock Company and Evgeniy Ler(2)+%#
10.07	Employment Agreement No. 18-107/1 dated November 1, 2018 between Freedom Finance Joint Stock Company and Askar Tashtitov(2)+%#
10.08	Supplementary Agreement to an Employment Contract No. 18-107/1 from 01 November 2018 between Freedom Finance Joint Stock Company and Askar Tashtitov(2)+%#
10.09	Offer of Employment, dated September 23, 2021, between Freedom Holding Corp. and Liudmila Kiriaku*+
10.10	Form of Restricted Stock Award Agreement(7)+
10.11	Restricted Stock Award Agreement, effective May 18, 2021, between Freedom Holding Corp. and Askar Tashtitov(7)+
10.12	Restricted Stock Award Agreement, effective May 18, 2021, between Freedom Holding Corp. and Evgeniy Ler(7)+
10.13	Restricted Stock Award Agreement, effective March 30, 2022, between Freedom Holding Corp. and Liudmila Kiriaku*+

10.14	Long Term Equity Incentive Compensation Agreement, effective May 18, 2021, between Freedom Holding Corp. and Askar Tashtitov(7)+
10.15	Long Term Equity Incentive Compensation Agreement, effective May 18, 2021, between Freedom Holding Corp. and Evgeniy Ler(7)+
14.01	Code of Ethics(5)
21.01	Schedule of Subsidiaries*
23.01	Consent of Independent Registered Public Accounting Firm*
31.01	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	The following Freedom Holding Corp. financial information for the year ended March 31, 2022, formatted in XBRL (eXtensive Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.*
104	Cover page formatted in inline XBRL (included in Exhibit 101).*

*	Filed herewith.
+	Indicates management contract, compensatory plan or arrangement of the Company.
%	Certain portions of this exhibit (indicated by "[***]") have been omitted pursuant to Item 601(a)(6) of Regulation S-K.
#	This exhibit is an English translation of a foreign language document. The Company hereby agrees to furnish to the SEC, upon request, a copy of the foreign language document.
(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2019.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on July 14, 2020.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 10, 2020.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2018.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2018.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2020.
(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2021.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2021.
(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 9, 2022.
Item 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

FREEDOM HOLDING CORP.

Date: May 31, 2022	By:	/s/ Timur Turlov
Timur Turlov
Chief Executive Officer
(Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Timur Turlov	Chief Executive Officer and Chairman	May 31, 2022
Timur Turlov

/s/ Evgeniy Ler	Chief Financial Officer	May 31, 2022
Evgeniy Ler

/s/ Askar Tashtitov	President and Director	May 31, 2022
Askar Tashtitov

/s/ Boris Cherdabayev	Director	May 31, 2022
Boris Cherdabayev

/s/ Jason Kerr	Director	May 31, 2022
Jason Kerr

/s/ Leonard Stillman	Director	May 31, 2022
Leonard Stillman

/s/ Amber Williams	Director	May 31, 2022
Amber Williams