Form 10-Q
period 2022-06-30
Freedom Holding Corp.
filed 2022-08-10
CIK 924805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
Yes ☐  No ☒
As of August 8, 2022, the registrant had 59,542,212 shares of common stock, par value $0.001, issued and outstanding.

FREEDOM HOLDING CORP.
FORM 10-Q

FREEDOM HOLDING CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	June 30, 2022	March 31, 2022*
		(Recast)
ASSETS
Cash and cash equivalents	$905,685	$626,363
Restricted cash	375,118	553,680
Trading securities	1,420,481	1,280,874
Available-for-sale securities, at fair value	219,470	161,364
Brokerage and other receivables, net	511,047	357,746
Loans issued	223,519	94,840
Fixed assets, net	29,203	21,802
Intangible assets, net	9,404	7,441
Goodwill	5,932	5,898
Right-of-use asset	24,394	16,353
Deferred income tax assets	16,263	12,069
Insurance contract assets	7,170	5,712
Other assets	49,508	33,350
TOTAL ASSETS	$3,797,194	$3,177,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities repurchase agreement obligations	$1,030,171	$872,692
Customer liabilities	1,652,643	1,416,954
Trade payables	82,202	45,230
Insurance contract liabilities	135,563	119,490
Current income tax liability	23,803	14,556
Securities sold, not yet purchased – at fair value	7,706	14,103
Loans received	5,435	3,538
Debt securities issued	115,629	99,027
Lease liability	23,642	16,035
Deferred distribution payments	8,534	8,534
Other liabilities	79,984	20,725
Payable for acquisition	24,966	—
TOTAL LIABILITIES	3,190,278	2,630,884
Commitments and Contingent Liabilities (Note 23)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized; 59,542,212 shares issued and outstanding as of June 30, 2022, and March 31, 2022, respectively	59	59
Additional paid in capital	152,532	174,746
Retained earnings	502,990	441,923
Accumulated other comprehensive loss	(39,676)	(63,125)
TOTAL EQUITY ATTRIBUTABLE TO THE COMPANY	615,905	553,603

Non-controlling interest	(8,989)	(6,995)
TOTAL SHAREHOLDERS’ EQUITY	606,916	546,608

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,797,194	$3,177,492
The accompanying notes are an integral part of these condensed consolidated financial statements

FREEDOM HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)
(All amounts in thousands of United States dollars, unless otherwise stated)`

	For The Three Months Ended
	June 30, 2022	June 30, 2021*
		(Recast)
Revenue:
Fee and commission income	$131,641	$97,383
Net gain on trading securities	15,582	10,741
Net realized loss on investments available for sale	(593)	(31)
Interest income	49,453	24,662
Insurance underwriting income	24,241	14,076
Net gain/(loss) on foreign exchange operations	5,019	(1,024)
Net gain/(loss) on derivative	1,265	(60)
TOTAL REVENUE, NET	226,608	145,747

Expense:
Fee and commission expense	25,241	23,260
Interest expense	45,829	16,495
Insurance claims incurred, net of reinsurance	16,692	11,296
Operating expense	65,467	33,244
Provision for impairment losses	2,798	293
Other (income)/expense, net	(527)	125
TOTAL EXPENSE	155,500	84,713

NET INCOME BEFORE INCOME TAX	71,108	61,034

Income tax expense	(12,035)	(5,664)

NET INCOME	$59,073	$55,370

Less: Net loss attributable to non-controlling interest in subsidiary	(1,994)	(52)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$61,067	$55,422

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	866	874
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	593	31
Foreign currency translation adjustments, net of tax effect	21,977	3,022

OTHER COMPREHENSIVE INCOME	23,436	3,927

COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	$82,509	$59,297

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	(1,994)	(52)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$84,503	$59,349
BASIC NET INCOME PER COMMON SHARE (In U.S. dollars)	0.99	0.93
DILUTED NET INCOME PER COMMON SHARE (In U.S. dollars)	0.99	0.93
Weighted average number of shares (basic)	59,542,212	59,474,712
Weighted average number of shares (diluted)	59,542,212	59,531,446
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	For The Three Months Ended
	June 30, 2022	June 30, 2021*
		(Recast)
Cash Flows Used In Operating Activities
Net income	$59,073	$55,370
Adjustments to reconcile net income used in operating activities:
Depreciation and amortization	1,440	1,445
Noncash lease expense	2,511	1,973
Change in deferred taxes	2,181	(2,225)
Stock compensation expense	3,697	2,162
Unrealized loss on trading securities	(7,881)	(5,030)
Net change in accrued interest	(9,898)	(4,286)
Change in insurance reserves	17,718	12,246
Allowances for receivables	2,798	293
Changes in operating assets and liabilities:
Trading securities	(42,915)	(90,666)
Brokerage and other receivables	(32,647)	(54,152)
Loans issued	(126,638)	(1,968)
Assets from insurance activities	(1,426)	(103)
Other assets	(10,009)	1,654
Securities sold, not yet purchased – at fair value	(6,580)	6,467
Customer liabilities	(171,136)	(122,275)
Current income tax liability	9,247	5,007
Trade payables	30,310	128,218
Lease liabilities	(2,615)	(2,173)
Liabilities from insurance activity	(3,875)	(3,074)
Other liabilities	56,931	(1,348)
Net cash flows used in operating activities	(229,714)	(72,465)

Cash Flows Used In Investing Activities
Purchase of fixed assets	(6,225)	(2,704)
Proceeds from sale of fixed assets	—	179
Purchase of available-for-sale securities, at fair value	(87,828)	(51,936)
Proceeds from sale of available-for-sale securities, at fair value	36,432	48,674
Net cash flows used in investing activities	(57,621)	(5,787)

Cash Flows From Financing Activities
Proceeds from securities repurchase agreement obligations	127,580	23,498
Proceeds from issuance of debt securities	16,280	—
Repurchase of debt securities	—	(10,105)
Capital contributions	677	1,265
Proceeds from loans received	1,897	—
Net cash flows from financing activities	146,434	14,658
Effect of changes in foreign exchange rates on cash and cash equivalents	241,661	23,782

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	100,760	(39,812)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,180,043	1,137,575
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,280,803	$1,097,763
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (All amounts in thousands of United States dollars, unless otherwise stated)

	For The Three Months Ended
	June 30, 2022	June 30, 2021*
		(Recast)
Supplemental disclosure of cash flow information:
Cash paid for interest	$24,488	$8,848
Income tax paid	$131	$2,824

Supplemental non-cash disclosures:
Operating lease right-of-use assets obtained/disposed of in exchange for operating lease obligations during the period, net	$4,282	$5,705
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30, 2022	June 30, 2021
		(Recast)
Cash and cash equivalents	$905,685	$678,717
Restricted cash	375,118	419,046
Total cash, cash equivalents and restricted cash shown as in the statement of cash flows	$1,280,803	$1,097,763
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interest	Total
	Shares	Amount

Balance As At March 31, 2021 (Recast)	58,443,212	$58	$135,261	$214,429	$(40,434)	$(1,641)	$307,673

Stock based compensation	1,031,500	—	2,162	—	—	—	2,162
Contribution of shareholder	—	—	1,265	—	—	—	1,265
Translation difference	—	—	—	—	3,022	—	3,022
Other comprehensive reserve	—	—	—	—	907	—	907
Net income (loss)	—	—	—	55,422	—	(52)	55,370

Balance As At June 30, 2021 (Recast)	59,474,712	$58	$138,688	$269,851	$(36,505)	$(1,693)	$370,399

Balance As At March 31, 2022 (Recast)	59,542,212	$59	$174,746	$441,923	$(63,125)	$(6,995)	$546,608

Stock based compensation	—	—	3,697	—	—	—	3,697
Acquisition of insurance companies	—	—	(26,588)	—	—	—	(26,588)
Capital contributions	—	—	677	—	—	—	677
Translation difference	—	—	—	—	21,977	—	21,977
Other comprehensive reserve	—	—	—	—	1,472	—	1,472
Net income (loss)	—	—	—	61,067	—	(1,994)	59,073

Balance As At June 30, 2022	59,542,212	$59	$152,532	$502,990	$(39,676)	$(8,989)	$606,916
The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 1 – DESCRIPTION OF BUSINESS
Overview
Freedom Holding Corp. (the "Company" or "FRHC") is a corporation organized in the United States under the laws of the State of Nevada that through its operating subsidiaries provides financial services including retail securities brokerage, research, investment counseling, securities trading, market making, retail banking, corporate investment banking and underwriting services, commercial banking and insurance products. The Company is headquartered in Almaty, Kazakhstan, with supporting administrative office locations in Russia, Cyprus and the United States. The Company has retail locations in Kazakhstan, Russia, Ukraine, Uzbekistan, Kyrgyzstan, Azerbaijan, Armenia, Cyprus, the UK, Greece, Spain, France, Germany and United Arab Emirates. The Company also owns a U.S. Securities and Exchange Commission ("SEC") registered broker dealer. The Company's common stock trades on the Nasdaq Capital Market.

As of June 30, 2022, the Company owned directly, or through subsidiaries, the following companies:

•Freedom Finance JSC, an Almaty, Kazakhstan-based securities broker-dealer ("Freedom KZ");
•Freedom Finance Global PLC, an Astana International Financial Centre-based securities broker-dealer, ("Freedom Global");
•Bank Freedom Finance Kazakhstan JSC, an Almaty, Kazakhstan-based bank ("Freedom Bank KZ");
•Freedom Finance Life JSC, an Almaty, Kazakhstan-based life/health insurance company ("Freedom Life");
•Freedom Finance Insurance JSC, an Almaty, Kazakhstan-based liability insurance company ("Freedom Insurance");
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
•Freedom UK Prime Limited, a London, United Kingdom-based financial intermediary company ("Prime UK");
•Freedom Finance Uzbekistan LLC, a Tashkent, Uzbekistan-based broker-dealer ("Freedom UZ");
•Freedom Finance Azerbaijan LLC, an Azerbaijan-based financial educational center ("Freedom AZ");
•Freedom Finance Armenia LLC, an Armenia-based broker-dealer ("Freedom AR");
•Prime Executions, Inc., a New York City, New York-based NYSE institutional brokerage, that is also approved to engage in certain capital markets and investment banking activities ("PrimeEx");
•FFIN Securities, Inc., a currently-dormant Nevada corporation ("FFIN");
•Freedom Finance Ltd., a Dubai, United Arab Emirates-based financial intermediary company ("Freedom UAE"); and
•ITS Tech Limited, an Astana International Financial Centre-based, IT-support company ("ITS Tech").

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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Prior to July 2021 we owned approximately 32.9% of Freedom UA, but due to changes to Ukrainian regulations to restrict foreign ownership of registered Ukrainian broker-dealers, in July 2021 we were required to sell approximately 23.9% of our equity interest in Freedom UA to Mr. Tashtitov, reducing our direct ownership interest in Freedom UA to approximately 9%.

The Company is seeking to sell its interest in its Russian subsidiaries, Freedom RU and Freedom Bank RU. For additional financial information regarding the Company's Russian subsidiaries see Note 24 - Segment Reporting to the condensed consolidated financial statements and Divestiture of our Russian Subsidiaries in the Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations in this quarterly report on Form 10-Q.
The Company’s subsidiaries are professional participants on the Kazakhstan Stock Exchange (KASE), Astana International Stock Exchange (AIX), Moscow Exchange (MOEX), Saint-Petersburg Exchange (SPBX), the Ukrainian Exchange (UX), the Republican Stock Exchange of Tashkent (UZSE), the Uzbek Republican Currency Exchange (UZCE) and a member of the New York Stock Exchange (NYSE) and Nasdaq Stock Exchange (Nasdaq). The Company also own a 24.3% interest in the UX. Freedom EU provides the Company's clients with operations support and access to the investment opportunities, relative stability, and integrity of the U.S. and European securities markets.
Unless otherwise specifically or contextually indicated, FRHC, Freedom KZ, Freedom Global, Freedom Bank KZ, Freedom RU, Freedom Bank RU, Freedom SPC, Freedom Commercial, Freedom EU, Freedom Technologies, Freedom GE, Prime UK, Freedom UZ, Freedom AZ, Freedom AR, Freedom UA, Freedom Insurance, Freedom Life, Freedom UAE, ITS Tech, PrimeEx and FFIN are collectively referred to herein as the “Company”.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting principles
The Company's accounting policies and accompanying condensed consolidated financial statements conform to accounting principles generally accepted in the United States of America (U.S. GAAP).
These financial statements have been prepared on the accrual basis of accounting.
Basis of presentation and principles of consolidation
The Company's condensed consolidated financial statements present the condensed consolidated accounts of FRHC, Freedom RU, Freedom Bank RU, Freedom KZ, Freedom Global, Freedom Bank KZ, Freedom EU, Freedom GE, Freedom UZ, PrimeEx, Freedom Technologies, Prime UK, Freedom AZ, FFIN, Freedom SPC, Freedom Commercial, Freedom AR, Freedom UA, Freedom UAE, ITS Tech, Freedom Insurance and Freedom Life. All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements.
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
•Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation - An entity recognizes revenue when (or as) it satisfies a performance obligation by transferring a promised good or service to a customer (which is when the customer obtains control of that good or service). The amount of revenue recognized is the amount allocated to the satisfied performance obligation. A performance obligation may be satisfied at a point in time (typically for promises to transfer goods to a customer) or over time (typically for promises to transfer services to a customer). For performance obligations satisfied over time, an entity recognizes revenue over time by selecting an appropriate method for measuring the entity's progress toward complete satisfaction of that performance obligation.

Interest income

Interest income on loans issued, trading securities and reverse repurchase agreement obligations is recognized based on the contractual provisions of the underlying arrangements.

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
Management has adopted ASC 830, Foreign Currency Translation Matters as it pertains to its foreign currency translation. The Company's functional currencies are the Russian ruble, European euro, U.S. dollar, Ukrainian hryvnia, Uzbekistani som, Kazakhstan tenge, Kyrgyzstani som, Azerbaijani manat, Great Britain pound, Armenian dram, United Arab Emirates dirham and its reporting currency is the U.S. dollar. For financial reporting purposes, foreign currencies are translated into U.S. dollars as the reporting currency. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders' equity as "Accumulated other comprehensive loss".
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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
When the investment is disposed of or is determined to be impaired, the cumulative gain or loss previously accumulated in the investments' revaluation reserve is then reclassified to net realized gain/(loss) on investments available for sale in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income.
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
Debt securities issued
Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs. Subsequently, amounts due are stated at amortized cost and any difference between net proceeds and the redemption value is recognized over the period of the borrowings using the effective interest method. If the Company purchases its own debt it is removed from the Condensed Consolidated Balance Sheets and the difference between the carrying amount of the liability and the consideration paid is recognized in the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income.
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
In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the fair value from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. As of March 31, 2022, the Company recognized write-off expenses of the client base that was recognized with the acquisition of Zerich in the amount of $3,125 due to economic uncertainty during the Company's fourth fiscal quarter stemming from the Russia/Ukraine Conflict. As of June 30, 2022, there were no write-offs performed.
Impairment of goodwill
As of June 30, 2022, and March 31, 2022, goodwill recorded in the Company’s Condensed Consolidated Balance Sheets totaled $5,932 and $5,898, respectively. The Company performs an impairment review at least annually unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. In its annual goodwill impairment test, the Company estimated the fair value of the reporting unit based on the income approach (also known as the discounted cash flow method) and determined the fair value of the Company’s goodwill previously recognized for Freedom Bank RU, Freedom UA and Zerich is below of the carrying amount of the Company’s goodwill. The Company recognized impairment loss for the goodwill in the amount of $2,300 as of March 31, 2022, and presented goodwill, net of impairment loss in the Company's Condensed Consolidated Balance Sheets.
The goodwill value as of June 30, 2022, increased compared to March 31, 2022, due to foreign exchange currency translation.
The changes in the carrying amount of goodwill as of March 31, 2022, and for the quarter June 30, 2022, were as follows:

Amount
Balance as of March 31, 2022 (Recast)	$5,898

Foreign currency translation	34

Balance as of June 30, 2022	$5,932
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
The Company will include interest and penalties arising from the underpayment of income taxes in the provision for income taxes (if anticipated). As of June 30, 2022, and March 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions.
The Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has presented the deferred tax impacts of GILTI tax in its Condensed Consolidated Balance Sheets as of June 30, 2022, and March 31, 2022.
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
Leases
The Company follows ASU No. 2016-02, “Leases (Topic 842)”, which requires leases with durations greater than twelve months to be recognized on the balance sheet.
Operating lease assets and corresponding lease liabilities were recognized on the Company's Condensed Consolidated Balance Sheets. Refer to Note 21 Leases, to the condensed consolidated financial statements for additional disclosure and significant accounting policies affecting leases.
Fixed assets
Fixed assets are carried at cost, net of accumulated depreciation. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range between three and seven years.
Insurance contract assets and liabilities
Insurance and reinsurance receivable
Insurance and reinsurance receivable is recognized when related income is earned and measured on initial recognition at the fair value of the consideration receivable. Subsequent to initial recognition, any insurance and reinsurance receivable is measured at cost net of any allowance for impairment losses.

Insurance and reinsurance payable

Payables on insurance business comprise advances received, amounts payable to insured (claims and premium refund payable) and amounts payable to agents and brokers, and advances received from insurers and reinsurers.

Payables on reinsurance business comprise net amounts payable to reinsurers. Amounts payable to reinsurers include ceded reinsurance premiums, assumed premium refunds and claims on assumed reinsurance. Insurance and reinsurance payable are accounted for at amortized cost.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Unearned premium reserve and claims

Unearned premium is determined by the method of proportion for each contract, as the product of the insurance premium under the contract for the ratio of the expiration of the insurance cover (in days) to the balance sheet date (in days) from the date of recognition of the insurance premium in accounting as income until the end of the insurance coverage. The reinsurer's share in the unearned premium reserve is calculated separately for each insurance (reinsurance) contract and is determined as the ratio of the insurance premium under the reinsurance contract to the insurance premium under the insurance contract multiplied by the unearned premium reserve.

Results of insurance activity includes net written insurance premiums reduced by the net change in the unearned premium reserve, commissions recognized from assumed insurance and reinsurance contracts, claims paid net and net change in the loss reserves.

Net written insurance premiums represent gross written premiums less premiums ceded to reinsurers. Upon inception of a contract (except for classes of life and annuity insurance), premiums are recorded as written and are earned on a pro rata basis over the term of the related contract coverage. The unearned premium reserve represents the portion of the premiums written relating to the unexpired terms of coverage and is included in the accompanying statement of Condensed Consolidated Balance Sheets.

Unearned premium reserve relates to non-life insurance products and, non-annuity insurance products.

Claims are expensed to the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income as incurred.

Loss reserves

Non-life and annuity insurance

Loss reserves are a summary of estimates of ultimate losses, and include both claims reported but not settled (RBNS) and claims incurred but not reported (IBNR). RBNS is created for existing reported claims not settled at the reporting date. Estimates are made on the basis of information received by the Company during its investigation of insured events. IBNR is estimated by the Company based on its previous history of reported/settled claims using actuarial methods of calculation, which include claim development triangles for insurance classes with sufficient claims statistics.

Reinsurance assets in IBNR are estimated applying the same actuarial method used in IBNR estimation.

Life insurance

Not incurred claims reserves (NIC) on life insurance contracts equal the NIC amount for all life insurance contracts valid as at the reporting date. NIC reserve on a separate contract of life insurance, except for the insurance contract with policyholder's participation in investments, is equal to the maximum value of the net level premium reserve and gross-premium reserve. Net level premium reserve is the present value of future benefits (excluding survival benefits) less present value of future net premiums. Gross-premium reserve is present value of benefits, expenses of the Company that are directly related to consideration, settlement, and determination of the benefit amount, operating expenses of the
Company related to conducting of the business, less present value of future gross-premiums.

Annuity insurance

NIC reserve on annuity contracts is the sum of the present value of future benefits, the claims for annuity insurance and administrative expenses on annuity insurance contracts maintenance, less the present value of insurance contributions (in case of lump sum - insurance premium), which the Company is due to receive after the settlement date.
The reserves are either based on current assumptions or calculated using the assumptions established at the time the contract was issued, in which case a margin for risk and adverse deviation is generally included.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Segment information
Historically, the Company's chief operating decision maker ("CODM"), who is its chief executive officer, viewed the Company as a single operating segment offering financial services to its customers in a single geographic region covering Eurasia. The CODM recently, however, restructured the Company's operations into five geographical regions ("segments"). These regions include Central Asia, Europe, the U.S., Russia and Middle East/Causcasus.
In order to determine appropriate segment disclosure as stated in ASC 280-10-55-26 the Company followed the steps outlined below:

•identified operating segments using the management approach;
•determined whether two or more operating segments may be aggregated into a single operating segment;
•applied the quantitative thresholds and other criteria to determine reportable segments;
•considered what information should be disclosed for each reportable segment; and
•considered what information should be disclosed on an entity-wide basis.
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

In August 2021 the FASB issued Accounting Standard Update No 2021-06 "Presentation of Financial Statements (Topic 205), Financial Services — Depository and Lending (Topic 942), and Financial Services — Investment Companies (Topic 946)" which amends various SEC paragraphs pursuant to the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses. SEC issued Final Rulemaking Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, which modified the disclosure and presentation requirements concerning acquisitions and disposals of businesses. Primarily, the new rules amended (1) Rule 1-02(w) of Regulation S-X, Definition of Terms Used in Regulation S-X, Significant Subsidiary, (2) Rule 3-05 of Regulation S-X, Financial Statements of Businesses Acquired or to Be Acquired, (3) Rule 8-05 of Regulation S-X, Pro Forma Financial Information (which covers smaller reporting companies), and (4) Article 11 of Regulation S-X, Pro Forma Financial Information. In addition, new Rule 6-11 of Regulation S-X, Financial Statements of Funds Acquired or to Be Acquired, covering acquisitions specific to investment companies, was added. Corresponding changes were made to other Regulation S-X rules, various Securities Act and Securities Exchange Act rules, and Forms 8-K and 10-K. Compliance with the amended rules is required from the beginning of a registrant's fiscal year commencing after December 31, 2020 (i.e., the mandatory compliance date). Acquisitions and dispositions that are probable or consummated after the mandatory compliance date are required to be evaluated for significance pursuant to the amended rules. Early compliance is permitted, provided that all the amended rules are applied in their entirety from the early compliance date. ASU No. 2021-06 amends SEC material in the Codification to give effect to Release No. 33-10786. The new rules apply to fiscal years ending on or after December 15, 2021 (i.e., calendar-year 2021). Early voluntary compliance is allowed. Note that the rescission of Industry Guide 3 is effective on January 1, 2023. ASU No. 2021-06 amends SEC material in the Codification to give effect to Release No. 33-10835. The Company does not expect that the ASU 2021-06 will significantly impact on consolidated financial statements and related disclosures.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
In October 2021 the SEC issued the amendment of Compensation-Stock Compensation No. 2021-07, Determining the Current Price of an Underlying Share for Equity-Classified Share-Based Awards a consensus of the Private Company Council. The main amendments were concentrated in add paragraphs 718-10-30-20C through 30-20H and their related heading, with a link to transition paragraph 718-10-65-16, in which as a practical expedient, a nonpublic may use a value determined by the reasonable application of a reasonable valuation method as the current price of its underlying share for purposes of determining the fair value of an award that is classified as equity in accordance with paragraphs 718-10-25-6 through 25-18 at grant date or upon a modification. Moreover, in the topic was amended paragraph 718-10-50-2(f), with a link to transition paragraph 718-10-65-16, which states that listed requirements indicates the minimum information needed to achieve the objectives in paragraph 718-10-50-1 and illustrates how the disclosure requirements might be satisfied. In some circumstances, an entity may need to disclose information beyond the following to achieve the disclosure objectives. Firstly, a description of the method used during the year to estimate the fair value (or calculated value) of awards under share-based payment arrangements. Secondly, a description of the significant assumptions used during the year to estimate the fair value (or calculated value) of share-based compensation awards, including: i. Expected term of share options and similar instruments, including a discussion of the method used to incorporate the contractual term of the instruments and grantees' expected exercise and post vesting termination behavior into the fair value of the instrument. ii. Expected volatility of the entity's shares and the method used to estimate it. An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility. iii. Expected dividends. iv. Risk-free rate(s). v. Discount for post vesting restrictions and the method for estimating it. vi. Practical expedient for current price input. The topic also contains added paragraph 718-10-65-16, that illustrates the transition and effective date information related to Accounting Standards Update No. 2021-07 by the listed requirement: a. The pending content that links to this paragraph shall be effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. b. An entity shall apply the pending content that links to this paragraph prospectively. Early application, including application in an interim period, is permitted for financial statements that have not been issued or made available for issuance as of October 25, 2021. The amendments in this Update apply to all nonpublic entities that issue equity-classified share-based awards and elect the practical expedient in this Update. Thus, ASU 2021-06 will not impact consolidated financial statements and related disclosures.
In October 2021 the SEC issued the amendment of Business Combinations (Topic 805), No. 2021-08, which related to Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The main amendments were concentrated in paragraphs 805-20-25-16 through 25-17 and add paragraph 805-20-25-28C and its related heading, with a link to transition paragraph 805-20-65-3, where the topic provides limited exceptions to the recognition and measurement principles applicable to business combinations. Moreover, the topic amends paragraphs 805-20-30-10 through 30-12 and add paragraphs 805-20-30-27 through 30-30 and their related heading, with a link to transition paragraph 805-20-65-3. Paragraph 805-20-25-16 notes that the Business Combinations Topic provides limited exceptions to the recognition and measurement principles applicable to business combinations. In the topic has been added paragraph 805-20-65-3, in which the following represents the transition and effective date information related to Accounting Standards Update No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers: a. For public business entities, this paragraph shall be effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. The Company is currently evaluating the impact that ASU 2021-06 will have on its consolidated financial statements and related disclosures.

In March 2022 the FASB issued Accounting Standards Update No. 2022-01, "Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method", which introduces the amendments, which targeted on improvements to the optional hedge accounting model with the objective of improving hedge accounting to better portray the economic results of an entity's risk management activities in its financial statements. The amendments in this Update apply to the Company that elect to apply the portfolio layer method of hedge accounting in accordance with Table of Contents Topic 815. For a closed portfolio of prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, the last-of-layer method allows an entity to hedge a stated amount of the asset or assets in the closed portfolio that is anticipated to be outstanding for the designated hedge period. If the requirements for the last-of-layer method are met, prepayment risk is not incorporated into the measurement of the hedged item. Accordingly, ASU 2022-01 is effective for fiscal years beginning after December 15, 2022. ASU 2022-01 will not have an impact on the Company's consolidated financial statements and related disclosures.

In March 2022 the FASB issued Accounting Standards Update No. 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures", which introduces the amendments on solving two issues of creditors related to troubled debt restructurings and gross write-offs of vintage debt disclosures. The amendments in Update 2016-13 require that an entity measure and record the lifetime expected credit losses on an asset that is within the scope of the Update upon origination or acquisition, and, as a result, credit losses from loans modified as troubled debt restructurings (TDRs) have been incorporated into the allowance for credit losses. Investors and preparers observed that the additional designation of a loan modification as a TDR and the related accounting are unnecessarily complex and no longer provide decision-useful information.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Moreover, Investors and other financial statement users observed that disclosing gross write-offs by year of origination provides important information that allows them to better understand changes in the credit quality of an entity's loan portfolio and underwriting performance. Accordingly, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact that ASU 2022-02 will have on its consolidated financial statements and related disclosures.

In June 2022 FASB Issued Accounting Standard Updated No. 2022-03 “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The FASB has issued this standard to (1) clarify the guidance in Topic 820 – Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in this Update affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2022-03 will have on its consolidated financial statements and related disclosures.

NOTE 3 – RECAST
When preparing the condensed consolidated financial statements as of and for the three months ended June 30, 2022, management determined that certain amounts included in the Company’s condensed consolidated financial statements as of March 31, 2022, required revision due to the closing of the acquisition of Freedom Life and Freedom Insurance in May 2022, which were deemed to be entities under common control with the Company since 2018. For additional information see Note 22 Acquisitions and Disposals of Subsidiaries to the condensed consolidated financial statements.

As required by ASC 805 Business Combinations, acquisitions with parties under common control are required to have all previously presented periods recast to the date of acquisition.

The previously issued Condensed Consolidated Balance Sheet as of March 31, 2022, and Condensed Consolidated Statement of Operations and Statements of Other Comprehensive Income for the three months ended June 30, 2022, have been revised as follows:

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	As of March 31, 2022
	As previously reported	Recast	As recasted
ASSETS
Cash and cash equivalents	$625,547	$816	$626,363
Restricted cash	553,680	—	553,680
Trading securities	1,203,479	77,395	1,280,874
Available-for-sale securities, at fair value	1	161,363	161,364
Brokerage and other receivables, net	357,567	179	357,746
Loans issued	94,797	43	94,840
Fixed assets, net	21,365	437	21,802
Intangible assets, net	5,791	1,650	7,441
Goodwill	5,388	510	5,898
Right-of-use asset	15,669	684	16,353
Deferred tax assets	12,018	51	12,069
Assets from insurance activity	—	5,712	5,712
Other assets, net	25,707	7,643	33,350
TOTAL ASSETS	$2,921,009	$256,483	$3,177,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
Securities repurchase agreement obligations	$775,178	$97,514	$872,692
Customer liabilities	1,417,937	(983)	1,416,954
Trade payables	45,229	1	45,230
Liabilities from insurance activity	—	119,490	119,490
Current income tax liability	14,556	—	14,556
Securities sold, not yet purchased – at fair value	14,103	—	14,103
Loans received	3,538	—	3,538
Debt securities issued	99,027	—	99,027
Lease liability	15,315	720	16,035
Deferred distribution payments	8,534	—	8,534
Other liabilities	19,917	808	20,725
TOTAL LIABILITIES	2,413,334	217,550	2,630,884
Commitments and Contingent Liabilities (Note 20)	—	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock - $0.001 par value; 500,000,000 shares authorized;	59	—	59
Additional paid in capital	141,340	33,406	174,746
Retained earnings	426,563	15,360	441,923
Accumulated other comprehensive loss	(53,291)	(9,834)	(63,125)
TOTAL EQUITY ATTRIBUTABLE TO THE COMPANY	514,671	38,932	553,603

Less: Net (loss)/income attributable to noncontrolling interest in subsidiary	(6,996)	1	(6,995)
TOTAL SHAREHOLDERS’ EQUITY	507,675	38,933	546,608

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,921,009	$256,483	$3,177,492

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Three months ended June 30, 2021
	As previously reported	Recast	As recasted
Revenue:
Fee and commission income	$97,406	$(23)	$97,383
Net gain on trading securities	9,900	841	10,741
Net realized loss on investments available for sale	—	(31)	(31)
Interest income	18,077	6,585	24,662
Income from insurance activity	—	14,076	14,076
Net gain/(loss) on foreign exchange operations	(1,187)	163	(1,024)
Net loss on derivative	(59)	(1)	(60)
TOTAL REVENUE, NET	124,137	21,610	145,747

Expense:
Fee and commission expense	21,863	1,397	23,260
Interest expense	14,272	2,223	16,495
Expense from insurance activity	—	11,296	11,296
Operating expense	30,318	2,926	33,244
Provision for impairment losses	293	—	293
Other expense, net	14	111	125
TOTAL EXPENSE	66,760	17,953	84,713

NET INCOME BEFORE INCOME TAX	$57,377	$3,657	$61,034

Income tax expense	(5,669)	5	(5,664)

NET INCOME	$51,708	$3,662	$55,370

Less: Net loss attributable to non-controlling interest in subsidiary	(52)	—	(52)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	51,760	3,662	55,422

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on investments available-for-sale, net of tax effect	—	874	874
Reclassification adjustment relating to available-for-sale investments disposed of in the period, net of tax effect	—	31	31
Foreign currency translation adjustments, net of tax effect	3,300	(278)	3,022

OTHER COMPREHENSIVE INCOME	3,300	627	3,927

COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	$55,008	$4,289	$59,297

Less: Comprehensive loss attributable to non-controlling interest in subsidiary	(52)	—	(52)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$55,060	$4,289	$59,349

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 4 – CASH AND CASH EQUIVALENTS
As of June 30, 2022, and March 31, 2022, cash and cash equivalents consisted of the following:

	June 30, 2022	March 31, 2022
		(Recast)
Securities purchased under reverse repurchase agreements	$319,799	$278,685
Current accounts in clearing organizations	209,233	78,177
Current accounts with commercial banks	101,547	68,933
Petty cash in bank vault and on hand	74,685	37,148
Current account with National Bank (Kazakhstan)	64,416	42,517
Current account with National Settlement Depository (Russia)	52,953	35,860
Current accounts with brokers	31,110	65,085
Accounts with stock exchanges	25,827	11,791
Current account with Central Bank (Russia)	16,923	3,654
Cash in transit	9,151	4,177
Current account with Central Depository (Kazakhstan)	41	336
Total cash and cash equivalents	$905,685	$626,363
As of June 30, 2022, and March 31, 2022, with the exception of funds deposited with a bank in the United States which may qualify for FDIC insurance up to $250,000, cash and cash equivalents were not insured. As of June 30, 2022, and March 31, 2022, the cash and cash equivalents balance included collateralized securities received under reverse repurchase agreements on the terms presented below:

	June 30, 2022
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	2.14%	$307,522	$—	$307,522
Corporate debt	12.68%	6,290	—	6,290
US sovereign debt	16.50%	3,554	—	3,554
Non-US sovereign debt	13.77%	2,409	24	2,433
Total securities sold under repurchase agreements		$319,775	$24	$319,799

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	March 31, 2022 (Recast)
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities purchased under reverse repurchase agreements
Corporate equity	10.26%	$251,516	$—	$251,516
Non-US sovereign debt	3.09%	9,956	—	9,956
US sovereign debt	0.04%	9,952	—	9,952
Corporate debt	11.92%	7,261	—	7,261
Total securities sold under repurchase agreements		$278,685	$—	$278,685
The securities received by the Company as collateral under reverse repurchase agreements are liquid trading securities with market quotes and significant trading volume. The fair value of collateral received by the Company under reverse repurchase agreements as of June 30, 2022, and March 31, 2022, was $428,884 and $380,298, respectively.
NOTE 5 – RESTRICTED CASH
Restricted cash for the periods ended June 30, 2022, and March 31, 2022, consisted of:

	June 30, 2022	March 31, 2022
		(Recast)
Brokerage customers’ cash	$362,438	$536,547
Deferred distribution payments	8,534	8,534
Guaranty deposits	3,890	5,729
Reserve with Central Bank of Russia	256	26
Restricted bank accounts	—	2,844
Total restricted cash	$375,118	$553,680

As of June 30, 2022, and March 31, 2022, the Company’s restricted cash included the cash portion of the funds segregated in a special custody account for the exclusive benefit of its brokerage customers, as well as required reserves with the Central Bank of the Russian Federation which represents cash on hand balance requirements. Restricted cash also included a deferred distribution payment amount, which is a reserve held for distribution to shareholders who have not yet claimed their distributions from the 2011 sale of the Company’s oil and gas exploration and production operations of $8,534. This distribution is currently payable, subject to the entitled shareholders completing and submitting to the Company the necessary documentation to claim his, her or its distribution payments. The Company has no control over when, or if, an entitled shareholder will submit the necessary documentation to claim their distribution payment. The deferred distribution payment amount was held in cash at June 30, 2022, and March 31, 2022. A Company shareholder entitled to a portion of the distribution amount died before claiming the distribution. As a result of disputes between the individual’s putative heirs, no party has yet established legal and beneficial ownership of the distribution payment. The Company does not claim an ownership interest in the distribution payment. For additional information regarding this matter see Part II, Item 1 Legal Proceedings of this quarterly report on Form 10-Q.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 6 – TRADING AND AVAILABLE-FOR-SALE SECURITIES AT FAIR VALUE
As of June 30, 2022, and March 31, 2022, trading and available-for-sale securities consisted of:

	June 30, 2022	March 31, 2022
		(Recast)
Non-U.S. sovereign debt	$711,097	$374,856
Corporate debt	626,482	788,111
Corporate equity	56,773	99,584
U.S. sovereign debt	14,696	10,435
Exchange traded notes	11,433	7,888
Total trading securities	$1,420,481	$1,280,874

	June 30, 2022	March 31, 2022
		(Recast)
Corporate debt	$132,372	$145,836
Non-U.S. sovereign debt	84,748	12,997
U.S. sovereign debt	2,349	2,530
Corporate equity	1	1
Total available-for-sale securities, at fair value	$219,470	$161,364

As of June 30, 2022, the Company held debt securities of two issuers which individually exceeded 10% of the Company’s total trading securities - the Kazakhstan Sustainability Fund JSC (BBB credit rating) in the amount of $312,179 and the Ministry of Finance of the Republic of Kazakhstan (BBB- credit rating) in the amount of $620,918. As of March 31, 2022, the Company held debt securities of two issuers which individually exceeded 10% of the Company’s total trading securities - the Ministry of Finance of the Republic of Kazakhstan and the Kazakhstan Sustainability Fund JSC in the amounts of $357,343 and $506,472, respectively.
The Company recognized no other-than-temporary impairment in accumulated other comprehensive loss.
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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The following tables present securities assets in the Сondensed Сonsolidated Balance Sheets or disclosed in the Notes to the condensed consolidated financial statements at fair value on a recurring basis as of June 30, 2022, and March 31, 2022:

	Weighted Average Interest Rate	Total	Fair Value Measurements at June 30, 2022 using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Units
			(Level 1)	(Level 2)	(Level 3)

Non-U.S. sovereign debt	13.20%	$711,097	$709,105	$1,174	$818
Corporate debt	10.40%	626,482	626,326	—	156
Corporate equity	—%	56,773	53,218	3,301	254
U.S. sovereign debt	3.02%	14,696	14,696	—	—
Exchange traded notes	—%	11,433	11,433	—	—

Total trading securities		$1,420,481	$1,414,778	$4,475	$1,228

Corporate debt	10.60%	$132,372	$132,372	$—	$—
Non-U.S. sovereign debt	11.50%	84,748	84,748	—	—
U.S. sovereign debt	3.00%	2,349	2,349	—	—
Corporate equity	—%	1	—	—	1
Total available-for-sale securities, at fair value		$219,470	$219,469	$—	$1

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Weighted Average Interest Rate	Total	Fair Value Measurements at March 31, 2022 (Recast) using
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Units
			(Level 1)	(Level 2)	(Level 3)

Corporate debt	9.19%	$788,111	$787,516	$—	$595
Non-U.S. sovereign debt	12.87%	374,856	366,560	—	8,296
Corporate equity	—	99,584	94,289	5,042	253
U.S. sovereign debt	2.35%	10,435	10,435	—	—
Exchange traded notes	—	7,888	7,888	—	—

Total trading securities	—	$1,280,874	$1,266,688	$5,042	$9,144

Corporate debt	11.09%	$145,836	$145,836	$—	$—
Non-U.S. sovereign debt	5.51%	12,997	12,551	—	446
U.S. sovereign debt	—	2,530	2,530	—	—
Corporate equity	—	1	—	—	1

Total available-for-sale securities, at fair value		$161,364	$160,917	$—	$447
The table below presents the valuation techniques and significant level 3 inputs used in the valuation as of June 30, 2022, and March 31, 2022. The table is not intended to be all inclusive, but instead captures the significant unobservable inputs relevant to determination of fair value.

Type	Valuation Technique	FV as of June 30, 2022	FV as of March 31, 2022 (Recast)	Significant Unobservable Inputs	%

Non-US sovereign debt	DCF	$—	$772	Discount rate	13.9%
				Estimated number of years	1 year
Corporate equity	DCF	254	253	Discount rate	20.0%
				Estimated number of years	9 years
Corporate debt	DCF	156	595	Discount rate	45.0%
				Estimated number of years	3 months
Non-US sovereign debt	DCF	818	7,524	Discount rate	69.0%
				Estimated number of years	11 years
Total		$1,228	$9,144

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended June 30, 2022, and the year ended March 31, 2022:

	Trading securities	Available-for-sale securities
Balance as of March 31, 2022 (Recast)	$9,144	$1
Reclassification to level 1	(1,707)	—
Sale of investments that use Level 3 inputs	(3,943)	—
Revaluation of investments that use Level 3 inputs	(2,267)	—
Translation difference	1	—
Balance as of June 30, 2022 (Recast)	$1,228	$1

Balance as of March 31, 2021 (Recast)	$19,069	$1
Reclassification to level 3	683	—
Reclassification to level 1	(18,408)	—
Purchase of investments that use Level 3 inputs	10,813	—
Revaluation of investments that use Level 3 inputs	(3,013)	—
Balance as of March 31, 2022 (Recast)	$9,144	$1

The table below presents the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of available-for-sale securities as of June 30, 2022, and March 31, 2022:

	June 30, 2022
	Assets measured at amortized cost	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value

Corporate debt	$133,127	$(755)	$132,372
Non-US sovereign debt	83,387	1,361	84,748
U.S. sovereign debt	2,988	(639)	2,349
Corporate equity	1	—	1
Total available-for-sale securities, at fair value	$219,503	$(33)	$219,470

	March 31, 2022 (Recast)
	Assets measured at amortized cost	Unrealized loss accumulated in other comprehensive income/(loss)	Assets measured at fair value

Corporate debt	$146,111	$(275)	$145,836
Non-U.S. sovereign debt	13,784	(787)	12,997
U.S. sovereign debt	2,912	(382)	2,530
Corporate equity	1	—	1
Total available-for-sale securities, at fair value	$162,808	$(1,444)	$161,364

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 7 – BROKERAGE AND OTHER RECEIVABLES, NET
Brokerage and other receivables as of June 30, 2022, and March 31, 2022, consisted of:

	June 30, 2022	March 31, 2022
		(Recast)
Margin lending receivables	$479,573	$349,179
Receivables from brokerage clients	16,489	4,654
Bonds coupon receivable	10,812	9
Long-term installments receivables	1,460	1,367
Receivable from sale of securities	866	884
Bank commissions receivable	793	709
Receivable for underwriting and market-making services	312	296
Dividends accrued	4	45
Other receivables	3,902	3,210

Allowance for receivables	(3,164)	(2,607)

Total brokerage and other receivables, net	$511,047	$357,746
On June 30, 2022, and March 31, 2022, amounts due from a single related party customer were $170,371 and $102,680, respectively or 33% and 29% respectively, of total brokerage and other receivables, net. Based on historical data, the Company considers receivables due from related parties fully collectible. As of June 30, 2022, and March 31, 2022, using historical and statistical data, the Company recorded an allowance for brokerage receivables in the amounts of $3,164 and $2,607, respectively.
NOTE 8 – LOANS ISSUED
Loans issued as of June 30, 2022, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loan	$131,047	July 2022 - June 2047	10.45%	$131,403	KZT
Uncollateralized bank customer loans	73,484	July 2022 - June 2026	14.00%	—	KZT
Bank customer loans	11,431	January 2022 - September 2045	16.09%	1,000	RUB
Subordinated loan	5,070	December 2022-April 2024	4.89%	—	USD
Subordinated loan	1,259	December 2022-April 2024	12.00%	—	UAH
Car loans	942	June 2024 - June 2029	26.38%	964	KZT
Other	159	May 2022 - May 2027	2.00%	—	EUR
Loans issued to policyholders	127	July 2022 - June 2023	13.98%	384	KZT
Total loans issued	$223,519

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Freedom Bank KZ provides mortgage loans to borrowers on behalf of the JSC Kazakhstan Sustainability Fund ("Program Operator") related to the state mortgage program "7-20-25" and transfers the rights of claim on the loans to the Program Operator. Under this program, borrowers can receive a mortgage at an interest rate of 7%, for 20 years. In accordance with the program and trust management agreement, Freedom Bank KZ carries out trust management of transferred mortgage loans, and transfers all repayments of principal amounts of mortgages plus 3% of the 7% interest to the Program Operator. The remaining 4% of the 7% interest is retained by Freedom Bank KZ as margin. Under the program and trust management agreement, Freedom Bank KZ is required to repurchase the rights of claims on transferred mortgage loans, when the loan principal amount and interest payments are overdue 90 days of more. The repurchase of delinquent loans is performed at the loan nominal value.

Freedom Bank KZ has determined that it neither transfers nor retains substantially all the risks and rewards of ownership of the financial asset transferred; however, Freedom Bank KZ has determined that it retains control over the assets transferred and continues recognizing the assets to the extent of its continuing involvement in the assets transferred. The extent of Freedom Bank KZ's continuing involvement is limited to the maximum amount of consideration received on the assets transferred that it is required to return to the Program Operator. As Freedom Bank KZ continues to recognize the asset to the extent of its continuing involvement in loans to customers, it also recognizes the associated liability from continuing involvement in the amount of $60,407, which is included within other liabilities on the Condensed Consolidated Balance Sheets.
As of June 30, 2022, mortgage loans include the state mortgage program "7-20-25" with a principal amount of $91,838.

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
During the three months ended June 30, 2022, the Company entered into agreements with FFIN Credit to purchase uncollateralized consumer retail loans. The agreements provide the Company the ability to sell back to FFIN Credit up to $36,010 of the total loans purchased.

The Company has determined that it has assumed substantially all of the risks and rewards from the transferor of the loans, with the exception of the amount it has the right to sell back to the transferor, accordingly the Company has received control of the loans and has recognized the loans on its Condensed Consolidated Balance Sheets.

During the three months ended June 30, 2022, the Company purchased loans in the aggregate amount of $56,681 and sold back loans totaling $9,832 to the FFIN Credit.

As of June 30, 2022, the Company held outstanding loans purchased from the FFIN Credit totaling $70,992, net of an allowance of $3,051.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
Loans issued as of March 31, 2022, consisted of the following:

	Amount Outstanding	Due Dates	Average Interest Rate	Fair Value of Collateral	Loan Currency

Mortgage loans	$51,923	April 2022 - March 2047	11.86%	52,134	KZT
Uncollateralized bank customer loans	34,067	April 2022 - March 2047	17.56%	—	KZT
Subordinated loan	5,033	December 2022-April 2024	4.89%	—	USD
Bank customer loans	2,395	January 2022 - September 2045	14.57%	1,000	RUB
Subordinated loan	1,256	December 2022-April 2024	7.00%	—	UAH
Other	123	February 2022-Febraury 2027	2.50%	—	USD
Loans to policyholders	43	July 2022 - March 2023	12.02%	284	KZT
Total loans issued (recast)	$94,840
NOTE 9 – PROVISION FOR INCOME TAXES
The Company is subject to taxation in Russia, Kazakhstan, Kyrgyzstan, Cyprus, Ukraine, Uzbekistan, Germany and the United States of America.
The tax rates used for deferred tax assets and liabilities as of June 30, 2022, and March 31, 2022, were 21% for the U.S., 20% for the Russian Federation, Kazakhstan and Azerbaijan,10% for Kyrgyzstan, 31% for Germany, 12.5% for Cyprus, 18% for Ukraine, 25% for United Kingdom, 18% for Armenia and 15% for Uzbekistan.
During the three months ended June 30, 2022, and 2021, the effective tax rate was equal to 16.9% and 9.3%, respectively.
NOTE 10 – SECURITIES REPURCHASE AGREEMENT OBLIGATIONS
As of June 30, 2022, and March 31, 2022, trading securities included collateralized securities subject to repurchase agreements as described in the following table:

	June 30, 2022
	Interest rates and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Non-US sovereign debt	12.16%	$580,250	$37,882	$618,132
Corporate debt	13.67%	392,091	18,846	410,937
Corporate equity	8.64%	1,102	—	1,102
Total securities sold under repurchase agreements		$973,443	$56,728	$1,030,171

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	March 31, 2022 (Recast)
	Interest rate and remaining contractual maturity of the agreements
	Average interest rate	Up to 30 days	30-90 days	Total
Securities sold under repurchase agreements
Corporate debt	12.07%	$641,550	$142	$641,692
Non-US sovereign debt	10.85%	222,892	—	222,892
US sovereign debt	0.77%	7,396	—	7,396
Corporate equity	13.54%	712	—	712
Total securities sold under repurchase agreements		$872,550	$142	$872,692
The fair value of collateral pledged under repurchase agreements as of June 30, 2022, and March 31, 2022, was $1,028,526 and $867,014, respectively.
Securities pledged as collateral by the Company under repurchase agreements are liquid trading securities with market quotes and significant trading volume.
NOTE 11 – CUSTOMER LIABILITIES
The Company recognizes customer liabilities associated with funds held by its brokerage and bank customers. As of June 30, 2022, and March 31, 2022, customer liabilities consisted of:

	June 30, 2022	March 31, 2022
		(Recast)
Brokerage customers	$1,104,135	$1,078,048
Banking customers	548,508	338,906
Total customer liabilities	$1,652,643	$1,416,954
As of June 30, 2022, banking customer liabilities consisted of current accounts and deposits of $320,814 and $227,694, respectively. As of March 31, 2022, banking customer liabilities consisted of current accounts and deposits of $172,927 and $165,979, respectively.
NOTE 12 – TRADE PAYABLES
As of June 30, 2022, and March 31, 2022, trade payables of the Company was comprised of the following:

	June 30, 2022	March 31, 2022
		(Recast)
Margin lending payable	$64,910	$39,250
Trade payable for securities operations	15,364	462
Payables to suppliers of goods and services	1,451	4,608
Other	477	910
Total trade payables	$82,202	$45,230
On June 30, 2022, and March 31, 2022, trade payables due to a single related party were $34,813 or 42% and $38,889 or 86%, respectively.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 13 – SECURITIES SOLD, NOT YET PURCHASED – AT FAIR VALUE
The following table provides a reconciliation of the beginning and ending balances for securities sold, not yet purchased - at fair value by the Company, as of June 30, 2022, and March 31, 2022:

Total
Balance as of March 31, 2021 (Recast)	$8,592
Short sales	11,478
Repurchase	(4,583)
Net (gain) on trading securities	(1,384)
Balance as of March 31, 2022 (Recast)	$14,103

Balance as of March 31, 2022 (Recast)	$14,103
Short sales	574,232
Repurchase	(583,037)
Net loss on trading securities	2,408
Balance as of June 30, 2022	$7,706
A short sale involves the sell of a security that is not owned with the expectation of purchasing the same security (or a security exchangeable) at a later date at a lower price. A short sale involves the risk of a theoretically unlimited increase in the market price of the security that would result in a theoretically unlimited loss.
NOTE 14 – LOANS RECEIVED
As of June 30, 2022, and March 31, 2022, loans received by the Company included:

Company	Lender	June 30, 2022	March 31, 2022 (Recast)	Interest Rate	Term	Maturity dates

Freedom Finance Global	Non-Bank	$1,856	$—	3%	6 months	12/27/2022
Freedom Holding Corp.	Non-Bank	3,579	3,538	5%	26 months	12/31/2022
Total loans received		$5,435	$3,538

As of June 30, 2022, and March 31, 2022, the Company had loans received from a related party totaling $1,856 and $0, respectively.
As of June 30, 2022, non-bank loans received were unsecured. As of June 30, 2022, and March 31, 2022, accrued interest on the loans totaled $279 and $238, respectively.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 15 – DEBT SECURITIES ISSUED
As of June 30, 2022, and March 31, 2022, outstanding debt securities of the Company included the following:

	June 30, 2022	March 31, 2022
		(Recast)
Debt securities issued denominated in USD	$114,701	$97,745
Accrued interest	928	1,282
Total debt securities issued	$115,629	$99,027
As of June 30, 2022, and March 31, 2022, the Company’s outstanding debt securities had fixed annual coupon rates ranging from 5.5% to 7% and maturity dates ranging from February 2022 to November 2026. The Company’s debt securities include $34,000 of Freedom RU notes issued in November 2021. The Freedom RU notes denominated in U.S. dollars, bear interest at an annual rate of 5.50% and are due in November 2026. The Freedom RU notes were issued under Russian Federation law and trade on the Moscow Stock Exchange. The Company’s debt securities include $30,043 of Freedom RU notes issued in January 2020. The Freedom RU notes denominated in U.S. dollars, bear interest at an annual rate of 6.50% and are due in January 2023. The Freedom RU notes were issued under Russian Federation law and trade on the Moscow Stock Exchange.
The Company's debt securities include $20,500 of FRHC notes issued from December 2019 to February 2020. The FRHC notes denominated in U.S. dollars, bear interest at an annual rate of 7% and are due in December 2022. The FRHC notes were issued under Astana International Financial Centre law and trade on the AIX.
The Company’s debt securities also include $30,159 of Freedom SPC bonds issued from November 2021 to June 30, 2022. The Freedom SPC bonds are denominated in U.S. dollars, bear interest at an annual rate of 5.50% and are due in October 2026. The Freedom SPC bonds were issued under Astana International Financial Centre law and trade on the AIX. FRHC is a guarantor of the Freedom SPC bonds. The proceeds from Freedom SPC bonds were loaned to FRHC pursuant to a loan agreement dated November 22, 2021. The interest rate of the loan agreement is 5.5% per annum. Interest payments are duly semi-annually in April and October. Repayment of the loan is due October 2026.
Debt securities issued are initially recognized at the fair value of the consideration received, less directly attributable transaction costs.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 16 – INSURANCE CONTRACTS ASSETS AND LIABILITIES
As of June 30, 2022, and March 31, 2022, insurance and reinsurance receivables of the Company was comprised of the following:

	June 30, 2022	March 31, 2022
Assets:		(Recast)

Amounts due from policyholders	$5,031	$3,500
Claims receivable from reinsurance	799	769
Amounts due from reinsured	33	23
Less provision for impairment losses	(424)	(343)
Insurance and reinsurance receivables:	5,439	3,949

Unearned premium reserve, reinsurers’ share	126	143
Reserves for claims and claims’ adjustment expenses, reinsurers’ share	1,605	1,620

Total	$7,170	$5,712
As of June 30, 2022, and March 31, 2022, the premium receivables from policyholders increased due to the expansion of operations. As of June 30, 2022, and March 31, 2022, insurance and reinsurance asset activities was $7,170 and $5,712, respectively.
As of June 30, 2022, and March 31, 2022, insurance and reinsurance payable of the Company was comprised of the following:

	June 30, 2022	March 31, 2022
Liabilities:		(Recast)

Amounts payable to insured	$690	$685
Amounts payable to reinsurers	282	402
Amounts payable to agents and brokers	2,200	1,981
Insurance and reinsurance payables:	3,172	3,068

Unearned premium reserve	22,302	17,985
Reserves for claims and claims’ adjustment expenses	110,089	98,437

Total	$135,563	$119,490
As of June 30, 2022, and March 31, 2022, the amount payable to agents and brokers increased due to the expansion of operations. As of June 30, 2022, and March 31, 2022, liabilities resulting from the Company's insurance and reinsurance activities was $135,563 and $119,490, respectively.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 17 – NET GAIN ON TRADING SECURITIES
As of June 30, 2022, and March 31, 2022, net gain on trading securities was comprised of:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
		(Recast)
Net unrealized gain recognized during the reporting period on trading securities still held at the reporting date	$7,881	$5,030
Net realized gain recognized during the period on trading securities sold during the period	7,701	5,711
Net gain recognized during the period on trading securities	$15,582	$10,741

NOTE 18 – RELATED PARTY TRANSACTIONS
During the three months ended June 30, 2022 and 2021, the Company earned commission income from related parties in the amounts of $101,609 and $65,775, respectively. Fee and commission income generated from FFIN Brokerage accounted for approximately 100% of the Company's total related party commission income for the three months ended June 30, 2022, as compared to approximately 99% of the Company's total related party commission income for the three months ended June 30, 2021. Commission income earned from related parties is comprised primarily of brokerage commissions and commissions for money transfers by brokerage clients.
During the three months ended June 30, 2022 and 2021, the Company paid commission expense to related parties in the amount of $173 and $5,282, respectively. Commission expense paid to FFIN Brokerage accounted for approximately 0% of the Company's total related party commission expense for the three months ended June 30, 2022, as compared to approximately 73% of the Company's total related party commission expense for three months ended June 30, 2021.
During the three months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense for restricted stock grants to related parties in the amount of $381 and $180, respectively.
As of June 30, 2022, and March 31, 2022, the Company had cash and cash equivalents held in brokerage accounts of related parties totaling $22,437 and $22,787, respectively. 100% of these balances were due to Wisdompoint Capital LTD, as of June 30, 2022, and March 31, 2022, respectively.
As of June 30, 2022, and March 31, 2022, the Company had bank commission receivables and receivables from brokerage clients from related parties totaling $244 and $190, respectively. Brokerage and other receivables from related parties result principally from commissions receivable on the brokerage operations of related parties.
As of June 30, 2022, and March 31, 2022, the Company had margin lending receivables with related parties totaling $173,972 and $107,649, respectively. 98% and 95% of these balances were due from FFIN Brokerage.
As of June 30, 2022, and March 31, 2022, the Company had margin lending payables to related parties, totaling $34,813 and $38,889, respectively. 100% of these balances were due to Wisdompoint Capital LTD, as of June 30, 2022, and March 31, 2022, respectively.
As of June 30, 2022, and March 31, 2022, the Company had accounts payable due to a related party totaling $257 and $313, respectively.
As of June 30, 2022, and March 31, 2022, the Company had amounts due to Timur Turlov related to the acquisition of the two insurance companies, Freedom Life and Freedom Insurance, totaling $24,966 and $0, respectively.
As of June 30, 2022, and March 31, 2022, the Company had loans received from related party totaling $1,856 and $0, respectively.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
As of June 30, 2022, and March 31, 2022, the Company had financial liability with related parties totaling $0 and $1,637, respectively.
As of June 30, 2022, and March 31, 2022, the Company had customer liabilities to related parties totaling $213,227 and $400,273, respectively. As of June 30, 2022, and March 31, 2022, 67% and 61%, respectively, of these balances were deposits from FFIN Brokerage.
As of June 30, 2022, and March 31, 2022, the Company had restricted customer cash deposited in current and brokerage accounts with related parties in the amounts of $227,435 and $222,651. As of June 30, 2022, and March 31, 2022, 85% and 78%, respectively, of these balances were from FFIN Brokerage.
During the three months ended June 30, 2022, the Company purchased loans in the aggregate amount of $56,681 and sold back loans totaling $9,832 to FFIN Credit.

In July 2021 the Company sold 23.88% of the outstanding equity interest of Freedom UA to Askar Tashtitov, the Company’s president, for $415 to comply with certain foreign ownership restrictions relating to registered Ukrainian broker-dealers. For additional information regarding this transaction, see Note 1 Description of Business to the condensed consolidated financial statements.
FFIN Brokerage is owned personally by Timur Turlov and is not part of the FRHC group of companies. FFIN Brokerage has its own brokerage customers, which include individuals and market-maker institutions and conducts business with the Company through a client omnibus account at Freedom EU.

Wisdompoint Capital LTD is a party related to Freedom EU through common management. Wisdompoint Capital LTD provides brokerage services to the Company.
Brokerage and related banking services, including margin lending, were provided to related parties pursuant to standard client account agreements and at standard market rates.
NOTE 19 – STOCKHOLDERS’ EQUITY

During the three months ended June 30, 2022, and 2021, no outstanding non-qualified stock options were exercised.

In May 2022 Freedom KZ completed the acquisition of two insurance companies, Freedom Life and Freedom Insurance. These two companies were 100% controlled by the Company’s chief executive officer, chairman and majority shareholder, Timur Turlov. The consideration for closing of the sale was $26,588.

During the three months ended June 30, 2022, Timur Turlov made a capital contribution to the Company in amount of $677.

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
The Company recorded stock-based compensation expense for restricted stock grants and stock options in the amount of $3,697 during the three months ended June 30, 2022. During the three months ended June 30, 2021, the Company recorded stock-based compensation expense for restricted stock grants and stock options in the amount of $2,162.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 20 – STOCK BASED COMPENSATION

During the three months ended June 30, 2022, there no restricted shares were awarded to key employees. The compensation expense related to restricted stock grants was $3,697 during the three months ended June 30, 2022, and $2,162 during three months ended June 30, 2021. As of June 30, 2022, there was $21,034 of total unrecognized compensation cost related to non-vested shares of common stock granted. The cost is expected to be recognized over a weighted average period of 3.82 years.
The Company has determined the fair value of restricted shares awarded during the three months ended June 30, 2022, using the Monte Carlo valuation model based on the following key assumptions:

Term (years)	5
Volatility	41.5%
Risk-free rate	0.06%
The table below summarizes the activity for the Company’s restricted stock outstanding during the three months ended June 30, 2022:

	Shares	Weighted Average Fair Value
Outstanding, at March 31, 2022	1,049,500	$40,303
Granted	—	—
Vested	200,942	7,688
Forfeited/cancelled/expired	—	—
Outstanding, at June 30, 2022	848,558	$32,615

During the three months ended June 30, 2022, and June 30, 2021, no stock options were awarded. Total compensation expense related to outstanding options was $0 for the three months ended June 30, 2022, and for the three months ended June 30, 2021, respectively.
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

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 21 – LEASES
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
The table below presents the lease related assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2022:

	Classification on Balance Sheet	June 30, 2022
Assets
Operating lease assets	Right-of-use assets	$24,394
Total lease assets		$24,394

Liabilities
Operating lease liability	Operating lease obligations	$23,642
Total lease liability		$23,642
Lease obligations at June 30, 2022, consisted of the following:

Twelve months ending March 31,
2023	$9,834
2024	7,907
2025	5,478
2026	3,192
2027	1,129
Thereafter	506
Total payments	28,046
Less: amounts representing interest	4,404
Lease liability, net	$23,642
Weighted average remaining lease term (in months)	26
Weighted average discount rate	12%
Lease commitments for short term operating leases as of June 30, 2022, was approximately $1,178. The Company’s rent expense for office space was $1,058 and $218 for the three months ended June 30, 2022, and June 30, 2021, respectively.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

NOTE 22 – ACQUISITIONS AND DISPOSAL OF SUBSIDIARIES

On May 17, 2022, the Company acquired two insurance companies in Kazakhstan, a life insurance company, Freedom Life, and a direct insurance carrier, excluding life, health and medical, Freedom Insurance. Prior to acquiring these companies, each was wholly owned by controlling shareholder, chairman and chief executive officer, Timur Turlov, who acquired the two entities from a non-related party. The Company acquired these companies from him at the historical cost paid by him plus amounts he has contributed as additional paid in capital since his purchase. These companies were not initially acquired directly by the Company because at the time they were put on the market for sale by their prior owner they did not have audit reports conforming to U.S. GAAP standards and had not demonstrated sustained profitability. The purchase price for Freedom Insurance was $13,977 and the purchase price for Freedom Life was $12,611. The Company is required to make these payments to Timur Turlov by no later than September 16, 2022.
Acquisition of Freedom Life
When preparing the condensed consolidated financial statements for the quarter ended June 30, 2022, management determined that certain amounts included in the Company’s condensed consolidated financial statements as of March 31, 2022, and for the three months ended June 30, 2022, as stated by ASC 805 Business Combinations required revision. The acquisition from Timur Turlov was deemed to be under common control with the Company since it was acquired on February 28, 2018. The transaction has been accounted for as a restructuring transaction and all the assets and liabilities of Freedom Life were transferred to the Company at their respective carrying amounts on the date of transaction.
As of the acquisition date by Timur Turlov, the fair value of Freedom Life was $12,076. The total purchase price was allocated as follows:

Purchase price allocation As of February 28, 2018

ASSETS
Cash and cash equivalents	$3,494
Due from banks	2,514
Loans issued	2
Other assets	1,671
Assets from insurance activity	3,729
Deferred acquisition costs	542
Available-for-sale securities, at fair value	15,842
Fixed assets	171
Intangible assets	5,823
Deferred tax assets	141
TOTAL ASSETS	33,929

Deferred income tax liabilities	47
Other liabilities	139
Liabilities from insurance activity	21,667

TOTAL LIABILITIES	21,853

Net assets acquired	12,076

Goodwill	526

Total purchase price	$7,009
Fair value of non-controlling interest at acquisition	5,593

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

Acquisition of Freedom Insurance
When preparing the condensed consolidated financial statements for the quarter ended June 30, 2022, management determined that certain amounts included in the Company’s condensed consolidated financial statements as of March 31, 2022, and for the three months ended June 30, 2022, as stated by ASC 805 Business Combinations required revision. The acquisition from Timur Turlov was deemed to be an entity under common control with the Company since it was acquired on August 22, 2018. The transaction has been accounted for as a restructuring transaction and all the assets and liabilities of Freedom Insurance were transferred to the Company at their respective carrying amounts on the date of transaction.
As of the acquisition date by Timur Turlov, the fair value of Freedom Insurance was $4,101. The total purchase price was allocated as follows:

Purchase price allocation As of August 22, 2018

ASSETS:
Cash and cash equivalents	$1,224
Due from banks	1,041
Other assets	17
Assets from insurance activity	45
Current income tax asset	5
Available-for-sale securities, at fair value	1,846
Fixed assets	2
Intangible assets	207
Deferred tax assets	2
TOTAL ASSETS	4,389

LIABILITIES:

Other liabilities	214
Liabilities from insurance activity	74
TOTAL LIABILITIES	288

Net assets acquired	4,101

Goodwill	187

Total purchase price	$4,288

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 23 – COMMITMENTS AND CONTINGENCIES
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
Bank guarantees.
Bank guarantees are conditional commitments issued by Freedom Bank KZ to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support trade transactions or guarantee arrangements. The credit risk involved in issuing guarantees is essentially the same as that involved in extending loan facilities to customers. A significant portion of the issued guarantees are collateralized by cash. Total lending related commitments outstanding at June 30, 2022, and March 31, 2022, were as follows:

	As of June 30, 2022	As of March 31, 2022
		(Recast)
Unfunded commitments under lines of credits and guarantees	$10,639	$11,292
Bank guarantees	5,354	6,384
Total	$15,993	$17,676

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
NOTE 24 – SEGMENT REPORTING
Recently the Company's CODM restructured the way he views the Company's business from a single operating segment to five geographic regional segments including Central Asia, Europe, United States, Russia and Middle East/Caucasus.
The following tables summarize the Company's Statement of Operations and Statements of Other Comprehensive Income by its geographic segments. Intercompany balances were eliminated for separate disclosure:

	Quarter ended June 30, 2022
STATEMENTS OF OPERATIONS	Central Asia	Europe	U.S.	Russia	Middle East/Caucasus	Total
Fee and commission income (1)	$9,192	$84,034	$1,134	$37,281	$—	$131,641
Net gain/(loss) on trading securities	21,589	(15,424)	(1,731)	11,148	—	15,582
Net realized loss on investments available for sale	(593)	—	—	—	—	(593)
Interest income	38,910	297	4,442	5,804	—	49,453
Income from insurance activity	24,241	—	—	—	—	24,241
Net gain/(loss) on foreign exchange operations	4,268	569	(234)	426	(10)	5,019
Net gain on derivative	1,265	—	—	—	—	1,265
TOTAL REVENUE, NET	98,872	69,476	3,611	54,659	(10)	226,608
Fee and commission expense	10,714	12,427	153	1,926	21	25,241
Interest expense	31,968	2,696	5,407	5,758	—	45,829
Expenses related to Insurance activity	16,692	—	—	—	—	16,692
Operating expense	20,766	11,565	5,267	27,469	400	65,467
Provision for impairment losses/(recoveries)	2,431	—	(3)	370	—	2,798
Other expense/(income), net	(496)	2	(6)	30	(57)	(527)
TOTAL EXPENSE	82,075	26,690	10,818	35,553	364	155,500
NET INCOME BEFORE INCOME TAX	16,797	42,786	(7,207)	19,106	(374)	71,108
Income tax (expense)/benefit	(61)	(7,223)	(1,605)	(3,156)	10	(12,035)
NET PROFIT/(LOSS)	$16,736	$35,563	$(8,812)	$15,950	$(364)	$59,073

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)

	Quarter ended June 30, 2021 (Recast)
STATEMENTS OF OPERATIONS	Central Asia	Europe	U.S.	Russia	Middle East/Caucasus	Total
Fee and commission income	$6,342	$71,991	$969	$18,081	$—	$97,383
Net gain/(loss) on trading securities	8,942	42	(302)	2,059	—	10,741
Net realized loss on investments available for sale	(31)	—	—	—	—	(31)
Interest income	20,829	261	47	3,525	—	24,662
Income from insurance activity	14,076				—	14,076
Net gain/(loss) on foreign exchange operations	1,470	(226)	(36)	(2,232)	—	(1,024)
Net loss on derivative	(59)	—	—	(1)	—	(60)
TOTAL REVENUE, NET	51,569	72,068	678	21,432	—	145,747
Fee and commission expense	2,532	18,480	182	2,066	—	23,260
Interest expense	12,268	1,698	280	2,249	—	16,495
Expense from insurance activity	11,296	—	—	—	—	11,296
Operating expense	11,128	4,792	4,857	12,432	35	33,244
Provision for impairment losses	255	12	—	26	—	293
Other expense, net	47	3	—	75	—	125
TOTAL EXPENSE	37,526	24,985	5,319	16,848	35	84,713
NET INCOME BEFORE INCOME TAX	14,043	47,083	(4,641)	4,584	(35)	61,034
Income tax (expense)/benefit	(114)	(5,862)	849	(537)	—	(5,664)
NET PROFIT/(LOSS)	$13,929	$41,221	$(3,792)	$4,047	$(35)	$55,370
(1) All trading of U.S. and European exchange traded and OTC securities by all of the Company's securities brokerage firms, excluding PrimeEx, are routed to and executed through Freedom EU and all fee and commission income for those transactions is recognized at Freedom EU.

FREEDOM HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (All amounts in thousands of United States dollars, except share data, unless otherwise stated)
The following tables summarize the Company's total asset and total liabilities by its geographic segments. Intercompany balances were eliminated for separate disclosure:

	June 30, 2022
	Central Asia	Europe	U.S.	Russia	Middle East/Caucasus	Total

Total assets	$1,901,585	$589,078	$147,548	$1,157,130	$1,853	$3,797,194

Total liabilities	1,641,727	358,023	152,458	1,037,683	387	3,190,278
Net assets	$259,858	$231,055	$(4,910)	$119,447	$1,466	$606,916

	March 31, 2022 (Recast)
	Central Asia	Europe	U.S.	Russia	Middle East/Caucasus	Total

Total assets	$1,422,912	$777,116	$170,149	$806,960	$355	$3,177,492

Total liabilities	1,203,486	471,435	175,136	780,655	172	2,630,884
Net assets	$219,426	$305,681	$(4,987)	$26,305	$183	$546,608
NOTE 25 – SUBSEQUENT EVENTS
The Company has performed an evaluation of subsequent events through the time of filing this quarterly report on Form 10-Q with the SEC. During this period the Company did not have any additional material recognizable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist you in understanding the results of operations and present financial condition of Freedom Holding Corp (referred to herein as the "Company," "FRHC," "we," "our," and "us"). References to "fiscal year(s)" means the periods ended March 31, for the referenced year. Our unaudited condensed consolidated financial statements and the accompanying notes included in this quarterly report on Form 10-Q contain additional information that should be referred to when reviewing this material and this document should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in our other filings with the Securities Exchange Commission ("SEC") including our annual report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on May 31, 2022.

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
Forward-looking statements are not guarantees of future performance and involve known and unknown risks and uncertainties, many of which may be beyond our control. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and actual results could differ materially as a result of various factors. The following include some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:
•economic sanctions imposed by the U.S., UK, EU and other countries against Russia in response to the ongoing large-scale Russian military action against Ukraine ("Russia/Ukraine Conflict"), as well as, Russian countersanctions enacted in response to such economic sanctions;
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
•risks inherent to brokerage, market making, banking and insurance businesses;
•fluctuations in interest rates and foreign currency exchange rates;
•failure to protect or enforce our intellectual property rights in our proprietary technology;
•risks associated with being a “controlled company” within the meaning of the rules of Nasdaq;
•the loss of key executives or failure to recruit and retain personnel;
•our ability to keep up with rapid technological change;
•information technology, trading platform and other electronic system failures, cyber security breaches and other disruptions;
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
•risks associated with our insurance businesses, such as inaccuracies in our modeling and risk assumptions, or inability to obtain or collect on reinsurance; and
•other factors discussed in this report, as well as in our annual report on Form 10-K for the fiscal year ended March 31 2022, filed with the SEC on May 31, 2022.
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
OVERVIEW

Our Business

Freedom Holding Corp. (referred to herein as the "Company, " "FRHC," "we," "our," and "us") is a holding company that operates internationally through our diversified financial services subsidiary businesses. Our subsidiaries engage in a broad range of activities, including securities dealing, market making, retail securities brokerage, investment research, investment counseling, investment banking and underwriting services, commercial banking and insurance. Our principal executive office is in Almaty, Kazakhstan and we have regional administrative offices in the United States ("U.S."), Europe, and Russia.
Our securities brokerage subsidiaries are professional participants on the Kazakhstan Stock Exchange (KASE), Astana International Exchange (AIX), Moscow Exchange (MOEX), Saint-Petersburg Exchange (SPBX), the Ukrainian Exchange (UX), the Republican Stock Exchange of Tashkent (UZSE), the Uzbek Republican Currency Exchange (UZCE) and a member of the New York Stock Exchange (NYSE) and Nasdaq Stock Exchange (Nasdaq). All of our securities broker dealer activities are subject to extensive regulation in the various jurisdiction where they conduct business.
Our target retail audience includes individuals and small and medium-sized enterprises seeking to diversify their investment portfolios to manage economic risk associated with political, regulatory, currency, banking, and national uncertainties. We also provide broker dealer services to other financial institutions. We provide online tools and retail locations for our customers to establish accounts and conduct securities trading on transaction-based pricing, to engage in banking activities and to purchase insurance products. We market our products and services through a number of channels, including telemarketing, training seminars and investment conferences, print and online advertising using social media, our mobile app and search engine optimization activities.

Regional Segments
Recently our chief operating decision maker (“CODM”), who is our CEO, restructured the way he views our business from a single operating segment to five geographic regional segments: Central Asia, Europe, the U.S., Russia and Middle East/Caucasus.
Central Asia Segment

Our Central Asia segment comprises our Kazakhstan headquarters which oversees Kazakhstan, Kyrgyzstan, Uzbekistan and Ukraine. In Kazakhstan, Freedom KZ and Freedom Bank KZ are members of the Association of Financiers of Kazakhstan. Freedom UA is a member of the Professional Association of Capital Market participants and Derivatives (“PARD”) in Ukraine.

As of June 30, 2022, our Central Asia segment had 40 securities brokerage offices, including offices in Kazakhstan, Ukraine, Uzbekistan and Kyrgyzstan, that provide brokerage and financial services, and investment consulting and education.

As of June 30, 2022, our Central Asia segment had 11 bank office locations, all in Kazakhstan, that provide commercial banking services to our customers. We generate banking service fees by providing services that include lending operations, deposit services, money transfers, opening and maintaining correspondent accounts, renting safe deposit boxes, e-commerce money transfer services for legal entities, tender guarantees, and payment card services.

In May 2022, we concluded the acquisition of two insurance companies with a total of 55 insurance offices in Kazakhstan. The insurance companies provide consumer life and general insurance services including life insurance, health insurance, annuity insurance, accident insurance, obligatory worker emergency insurance, travel insurance, and general insurance products in property (including automobile), casualty, civil liability, personal insurance and reinsurance.

The Central Asia segment accounted for approximately $98.9 million, or 44%, of our total revenue, net and approximately $82.2 million, or 53% of our total expense, during the three months ended June 30, 2022.

Europe Segment

Our Cyprus securities brokerage firm, Freedom EU, oversees our Europe segment operations (Cyprus, the UK, Germany, Spain, Greece, and France). Freedom EU is licensed to receive, transmit and execute customer orders, establish custodial accounts, engage in foreign currency exchange services and margin lending. Through our Cyprus office we provide transaction processing and intermediary services to our non-U.S. segment customers and to institutional customers that may seek access to securities markets in the U.S. and Europe. All trading of U.S. and European exchange traded and OTC securities by our brokerage firms, excluding our U.S. subsidiary, PrimeEx, are routed to and executed through Freedom EU. Freedom EU is a member of the Association for Financial Markets in Europe (“AFME”).

As of June 30, 2022, our Europe segment brokerage offices consisted of 7 total offices, including offices in Cyprus, the UK, Germany, France, Spain and Greece, that provide securities broker dealer and financial services, and investment consulting and education. During the quarter ended June 30, 2022, our Europe segment generated approximately $69.5 million, or 31%, of our total revenue, net and approximately $26.7 million, or 17%, of our total expense.

U.S. Segment

Our subsidiary PrimeEx is a registered agency-only execution broker-dealer on the floor of the NYSE. PrimeEx is a member of the NYSE, Nasdaq, the Financial Industry Regulatory Authority ("FINRA") and the Securities Investor Protection Corporation ("SIPC"). In January 2022, PrimeEx received regulatory approval from FINRA to establish an investment banking and equity capital markets arm, which does business as Freedom Capital Markets ("FCM"). FCM is approved to provide its corporate and institutional customers with a full array of investment banking, corporate finance, and capital markets advisory services, with capabilities including initial and follow-on offerings, PIPEs (Private Investment in Public Equity), SPACs (Special Purpose Acquisition Company), private placements, convertible issues, debt capital, mergers and acquisitions, corporate access, and corporate restructuring. We currently have 2 offices in the U.S. segment, including PrimeEx and FRHC. During the quarter ended June 30, 2022, the U.S. region generated approximately $3.6 million, or 2%, of our total revenue, net and approximately $10.8 million, or 7%, of our total expense.

Middle East/Caucasus Segment

We entered into the Caucasus market during fiscal year 2022 by establishing subsidiaries in Azerbaijan and Armenia. In April 2022, we entered into the Middle East market by establishing a subsidiary in the United Arab Emirates. As of June 30, 2022, our Middle East/Caucasus region consisted of 3 offices that provide brokerage and education services. The Middle East/Caucasus region did not generate revenue and generated minimal expense during the quarter ended June 30, 2022, as we are still in the process of establishing operations in Azerbaijan, Armenia and the UAE.

Russia Segment

Our Russia segment includes our securities brokerage and complementary banking operations in Russia. As of June 30, 2022, our Russia segment had 39 offices and branches. Freedom RU is a member of the Russian National Association of Securities Market Participants (“NAUFOR”), a statutory self-regulatory organization with wide responsibility in regulation, supervision and enforcement of its broker-dealer, investment banking, commercial banking and other member firms in Russia. Freedom Bank RU is a member of the National Financial Association in Russia.

During the quarter ended June 30, 2022, the Russia segment generated approximately $54.7 million, or 24% of our total revenue, net and approximately $35.6 million, or 23%, of our total expense. Although we continue to operate our Russian segment, see below under the heading "Divestiture of our Russian Subsidiaries" for more information on our intention to sell our Russian subsidiaries.

Credit Ratings

In June 2022 S&P Global Ratings (“S&P”) affirmed its “B-/B” rating of FRHC and its brokerage and banking subsidiaries Freedom KZ, Freedom Bank KZ, Freedom Europe and Freedom Global and removed them from CreditWatch negative. The outlook on FRHC is stable and the outlooks for the aforementioned subsidiaries are positive. S&P also raised the Kazakhstan national scale ratings of Freedom KZ and Freedom Bank KZ to “kzBB” from “kzBB-”. Freedom Life has an S&P Global Rating of "B" on the international scale and long-term rating on the national scale of "kzBBB-" with a positive outlook. Freedom Insurance has been assigned a "B" rating by S&P and a "kzBB+" national scale rating and a stable outlook. As a result of the Russia/Ukraine Conflict, S&P is no longer rating Russian entities, including our Russian subsidiaries.
Corporate Restructuring
Currently, our subsidiary Freedom RU owns approximately 90% of our second-tier subsidiary Freedom KZ, with the remaining interest in Freedom KZ being owned by FRHC directly. We have determined to undertake a corporate restructuring which will result in Freedom KZ (together with its wholly owned subsidiaries Freedom Bank KZ, Freedom Life and Freedom Insurance) being wholly owned by FRHC directly. The transfer of ownership from Freedom RU to FRHC requires approval by the Kazakhstan financial sector regulator, and we are in process of making application for that change of ownership. We are pursuing this restructuring in an expeditious manner and anticipate completing it during fiscal 2023.

Divestiture of our Russian Subsidiaries

In light of the Russia/Ukraine Conflict, and the consequent U.S., UK and EU economic sanctions and Russian countersanctions, we are seeking to sell our interests in our two Russian subsidiaries, Freedom RU and Freedom Bank RU. Any transaction entertained by us to sell our Russian subsidiaries must comply with U.S. sanctions and related OFAC guidance, as well as Russian countersanctions, in effect at the time of the sale and any transaction related thereto. On August 5, 2022, Russia introduced a ban restricting the ability of investors from "unfriendly-states" to exit from investments in businesses in certain Russian industries, which could impair our ability to sell our Russian subsidiaries. Until such time as we are approached by a willing and able buyer, in a manner consistent with U.S. sanctions, we will provide financial support only for "maintenance" of our investment in our Russian subsidiaries consistent with our previously established practices and in support of pre-existing projects and operations in conformity with OFAC guidance concerning such activities. We will not engage in funding of new projects or expansion of pre-existing projects of our Russian subsidiaries.

Key Factors Affecting Our Results of Operations
Our operations have been, and may continue to be, affected by certain key factors as well as certain historical events and actions. The key factors affecting our business and results of operations include: the Russia/Ukraine Conflict (including but not limited to related sanctions and countersanctions), and our corporate restructuring and decision to sell our Russian subsidiaries, as are discussed above; and also the business environment in which we operate, the growth of retail brokerage activity in our key markets, key relationships, governmental polices, acquisitions, the impact of COVID-19 and the development of new products, as are discussed below.
Business Environment
Financial services industry performance is closely correlated to economic conditions and financial market activity. The Russia/Ukraine Conflict which began in our fourth fiscal quarter has caused significant disruption in the currency and securities markets, affected interest rates, and negatively impacted Russian and Ukrainian customer confidence. Additionally, general market conditions and investor activity are products of many factors, most of which are generally beyond our control and unpredictable, and which may affect our clients' financial and investing decisions and resulting use of our services.
Growth of Retail Brokerage Activity In Our Key Markets
The retail brokerage markets in Kazakhstan and Russia have grown rapidly in recent years. This growth has had a significant positive effect on our results of operations. According to data from the KASE, the number of active accounts of retail investors on the KASE equity market increased from approximately 150.2 thousand in March 31, 2021 to 218.3 thousand in March 31, 2022. According to data provided by the Russian National Association of Securities Market Participants ("NAUFOR")), the number of retail customer accounts on the MOEX increased from approximately 11.1 million as of March 31, 2021 to 16.8 million as of March 31, 2022. There is no assurance that such growth rates will continue in future periods.
The growth in these retail markets has contributed, at least in part, to growth in our customer accounts. Our number of total customer accounts increased from approximately 290,000 as of March 31, 2021, to approximately 410,000 as of March 31, 2022, to approximately 479,000 as of June 30, 2022. As of June 30, 2022, more than 55% of those customer accounts carried positive cash or asset account balances. Internally, we designate “active accounts” as those in which at least one transaction occurs per quarter. For the three months ended June 30, 2022, we had approximately 88,000 active accounts.

Key Relationships

FFIN Brokerage Services, Inc. (“FFIN Brokerage”) is a corporation registered in and licensed as a broker dealer in Belize to service the investment needs of customers desiring broader investments options in international securities markets. FFIN Brokerage was formed in 2014 and is owned personally by Timur Turlov; it is not part of our group of companies. FFIN Brokerage has its own brokerage customers, which include individuals, some entities and three institutional market-makers. FFIN Brokerage holds four transparent omnibus brokerage accounts with Freedom EU. The majority of the order flow from FFIN Brokerage relates to customer activities within FFIN Brokerage's omnibus accounts. We estimate that more than 40% of FFIN Brokerage's customers also hold brokerage accounts with us through our brokerage subsidiaries. Our cross border agreement with FFIN Brokerage requires FFIN Brokerage to conduct AML/CTF and sanctions screening on its individual and business entity customers permitted to trade through its omnibus accounts at Freedom EU. Our relationship with FFIN Brokerage has also provided us and our customers with a substantial liquidity pool for trading. We expect FFIN Brokerage will continue to process brokerage transactions for its customers through us, so long as such business is not prohibited by U.S., UK, or EU sanctions or prohibited by Russian counter sanctions. To date, the government of Belize has not issued any economic sanctions against Russia or any other jurisdiction.

Fee and commission income generated from FFIN Brokerage accounted for approximately 45% of our total revenue for the three months ended June 30, 2022, and approximately 45% of our total revenue for the three months ended June 30, 2021. For additional information regarding transactions with FFIN Brokerage, see Note 18 Related Party Transactions to the condensed consolidated financial statements included in this quarterly report on Form 10-Q. Our transactions with FFIN Brokerage were performed in the ordinary course of our brokerage and banking businesses and such transactions were made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with similarly situated unaffiliated third parties.

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

Previously Disclosed Planned Acquisitions

We continue to pursue our previously disclosed planned acquisition of each of the following companies: Paybox Technologies LLP and its subsidiaries ("Paybox"); the company that developed and owns the ReKassa PCI Reader ("ReKassa"); and Ticketon Events LLP ("Ticketon"). Paybox developed and owns the Paybox Payment Platform, which is a dynamically developing project in the field of aggregation of payment systems services. Paybox is widely used in Kazakhstan and is actively developing a market in Kyrgyzstan. The ReKassa PCI Reader is a mobile and web application that replaces traditional cash registers. The ReKassa PCI Reader is currently available in Kazakhstan. Ticketon is the largest online ticket sales company in Kazakhstan. While we believe that it is probable that the above planned acquisitions will be completed in the near future, there can be no assurance that this will be the case. We do not consider the acquisitions of Paybox, ReKassa or Ticketon to be material.

Prior to the outbreak of the Russia/Ukraine Conflict, we had disclosed that we had agreed to purchase Asset Management Company Vostok-Zapad (East-West) Limited, an asset management firm operating in Moscow, Russia. As a result of the Russia/Ukraine Conflict and the resulting sanctions and countermeasures, the parties agreed not to proceed with the acquisition.
Impact of COVID-19
We continue to monitor conditions surrounding COVID-19, as well as economic and capital market conditions and their potential impact on our employees, business and operations. The extent to which developments (such as the duration and severity of future outbreaks of the same or new strains or variants of the disease, the effectiveness of vaccines, or new or additional measures implemented by governments) might impact our customers, employees, business, the general financial markets, the global economy and the economies of the countries in which we operate is highly uncertain and cannot be predicted. For further information on the possible future impact of the COVID-19 pandemic on our business, results of operations and financial condition, see Part 1A – Risk Factors of our annual report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on May 31, 2022.

New Banking Products

Digital Auto Loans

Freedom Bank KZ has successfully developed and launched new digital automobile finance platform that, similar to our digital mortgage product, which allow buyers to shop and get their car loans approved online. We anticipate this platform will create a more transparent and streamlined car-buying process that eliminates financing obstacles and long wait times, and are building in safeguards to limit the risk of financial fraud or identity theft. This platform accelerates the loan process for our customers, with credit approvals that takes minutes instead of hours or days, and approval notices being delivered to their smartphones. Through our digital auto loan platform, our customers is also able to acquire auto insurance, offered through our subsidiary Freedom Insurance, at the time they apply for their auto loan. We believe this platform will also allow us to gather additional information about other products and services we might offer in the future that could be of benefit and interest our customers. As of June 30, 2022, more than 300 digital auto loans have been approved and issued in the aggregate amount of $900. Freedom Bank KZ performs the loan approvals and also services the loans. Since the launch of the digital auto loan product, nearly 6,000 online assessments have been submitted through Freedom Bank KZ’s digital auto loan portal.

Freedom Box

Freedom Bank KZ has launched its "Freedom Box" product in Kazakhstan. Freedom Box provides a package of online financial services to small and medium-size enterprises. Freedom Box allows merchants to use Freedom Bank KZ's point of sale terminals, gives access to make online payments, provides an overdraft with the grace period up to 60 days and provides an installment plan and credit facilities to the clients of the merchant. As of June 30, 2022, about 200 merchants were already subscribed to the services provided by Freedom Box.

Key Income Statement Line Items

Revenue

We derive revenue primarily from fee and commission income earned from our retail brokerage and banking customers, fee and commission income from investment banking services, our proprietary trading activities, interest income and insurance underwriting services. Fee and commission income as a percentage of our total revenue was 58% and 67% in the three month periods ended June 30, 2022 and 2021, respectively.

Fee and Commission Income

Fee and commission income consists principally of brokerage fees from customer trading, including fees charged for providing margin lending and related banking services, and fees for underwriting, market making and consulting services. A substantial portion of our revenue is derived from commissions from customers through accounts with transaction based pricing. Brokerage commissions are charged on investment products in accordance with a schedule we have formulated that aligns with local practices. Retail brokerage service fee and commission income as a percentage of our total fee and commission income was 90% and 91% in the three month periods ended June 30, 2022 and 2021. Fees received for banking services consist primarily of wire transfer fees, commissions for payment processing and commissions for currency exchange operations.

Net Gain on Trading Securities

Net gain on trading securities reflects the change in value of the securities held in our proprietary trading portfolio each period. A net gain or loss is comprised of both realized and unrealized gains and losses during the period being presented. Realized gains or losses are recognized when we close an open position in a security and recognize a gain or a loss on that position. U.S. GAAP requires that we also reflect in our Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income any unrealized gain or loss on each open securities positions as of the end of each period based on whether the value of the open position is higher or lower at the period end than it was at either: (i) the beginning of the period, if the position was held for the full period; or (ii) at the time the position was opened, if the position was opened during the period. Fluctuations in unrealized gains or losses from one period to another can occur as a result of factors beyond our control, such as fluctuations in the market prices of the open securities positions we hold or the short or long term halting of trading in certain markets, either of which may result from unpredictable factors such as significant market volatility stemming from market and economic uncertainty related to global or local events. Fluctuations might also result from factors within our control, such as when we elect to close an open securities position, which would have the effect of reducing our open positions and, thereby potentially reducing or increasing the amount of unrealized gains or losses we might recognize in a period.

These fluctuations can adversely affect the ultimate value we realize from our proprietary trading activities. Unrealized gains or losses in a particular period may or may not be indicative of the gain or loss we will ultimately realize on a securities position when the position is closed. As a result, we might realize significant swings in net gains and losses realized on our trading securities year-over-year or from one quarter to the next.

Interest Income

We earn interest income from trading securities, reverse repurchase transactions and loans to customers. Interest income on trading securities consists of interest earned from investments in debt securities and dividends earned on equity securities held in our proprietary trading account.

Insurance Underwriting Income

Life insurance premiums are recognized as revenue when due; accident and health insurance premiums are recognized as revenue over the premium paying period and property and casualty insurance premiums are recognized as revenue over the period of the contract in proportion to the amount of insurance protection provided.

Net Loss on Foreign Exchange Operations

Net loss on foreign exchange operations reflects: (i) the change in value resulting from currency fluctuations of monetary assets and liabilities denominated in any currency other than the functional currency of the entity holding such asset or liability; and (ii) purchases and sales of foreign currency. Fluctuations of foreign currencies is beyond the Company's control, and the Company may suffer losses as a result of such fluctuations.

Fee and Commission Expense

We incur fee and commission expense in our brokerage, banking, and insurance activities. Fee and commission expense consists of expenses related to brokerage, banking, stock exchange, clearing, depository and agent services. Generally, we expect fee and commission expense from brokerage and banking activities to increase and decrease corresponding to increases and decreases in fee and commission income. For our life insurance operations, fee and commission expense arises from the deferral and subsequent amortization of the costs of acquiring business, which are referred to as “deferred acquisition costs” (principally commissions, premium taxes, and other incremental direct costs of issuing policies). Deferred acquisition costs (“DAC”) are amortized over the estimated premium-paying period of the related policies. DAC for property and casualty insurance and short-duration health insurance is amortized over the effective period of the related insurance policies.

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

Insurance Claims Incurred, Net of Reinsurance

Insurance claims incurred are expenses directly associated with our insurance activity, and represent actual amounts paid or to be paid to policyholders when insurable events occur, minus any amounts we receive from reinsurers related to the insurable event. This amount is adjusted for changes in loss reserves, including claims reported but not settled (RBNS), claims incurred but not reported (IBNR) and not incurred claims reserve (NIC).

Foreign Currency Translation Adjustments, Net of Tax

The functional currencies of our operating subsidiaries are the Russian ruble, European euro, U.S. dollar, Ukrainian hryvnia, Uzbekistani som, Kazakhstan tenge, Kyrgyzstani som, Azerbaijani manat, Armenian dram, Great British pound and United Arab Emirates dirham. Our reporting currency is the U.S. dollar. Pursuant to U.S. GAAP we are required to revalue our assets from our functional currencies to our reporting currency for financial reporting purposes.

Net Income/(Loss) Attributable to Non-controlling Interest

We own a 9% interest in Freedom UA. The remaining 91% interest is owned by Askar Tashtitov, the president of our Company. Through a series of agreements entered into with Freedom UA that obligate us to guarantee the performance of all Freedom UA obligations, provide Freedom UA adequate funding to cover its operating losses and net capital requirements, provide the management competence and operational support and ongoing access to our significant assets, technology resources and expertise in exchange for 90% of all net profits of Freedom UA after tax, we account for Freedom UA as a variable interest entity. We reflect our ownership of Freedom UA as a non-controlling interest in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Shareholders' Equity.

All dollar amounts reflected in "Results of Operations", "Liquidity and Capital Resources", "Contractual Obligations" and "Critical Accounting Policies" of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are presented in thousands of U.S. dollars unless the context indicates otherwise.
RESULTS OF OPERATIONS
Comparison of the Three-month Periods Ended June 30, 2022 and 2021
The following comparison of our financial result for the three-month periods ended June 30, 2022 and 2021, is not necessarily indicative of future results.
Revenue
The following table sets out information or our total revenue, net for the periods presented.

	Three months ended June 30, 2022		Three months ended June 30, 2021 (Recast)		Change
	Amount	%*	Amount	%*	Amount	%
Fee and commission income	$131,641	57%	$97,383	67%	$34,258	35%
Net gain on trading securities	15,582	7%	10,741	7%	4,841	45%
Net realized loss on investments available for sale	(593)	—%	(31)	—%	(562)	1,813%
Interest income	49,453	22%	24,662	17%	24,791	101%
Insurance underwriting income	24,241	11%	14,076	10%	10,165	72%
Net gain/(loss) on foreign exchange operations	5,019	2%	(1,024)	(1)%	6,043	(590)%
Net gain/(loss) on derivative	1,265	1%	(60)	—%	1,325	(2,208)%
Total revenue, net	$226,608	100%	$145,747	100%	$80,861	55%
* Percentage of total revenue, net.

For the three months ended June 30, 2022, we realized total revenue, net of $226,608, an $80,861 increase compared to three months ended June 30, 2021. Revenue during the three months ended June 30, 2022, was significantly higher than the three months ended June 30, 2021, primarily due to increased fee and commission income, interest income, insurance underwriting income and net gain on trading securities.

Fee and commission income
The following table presents our fee and commission income as a percentage of our total revenue by type for the periods presented.

	Quarter ended June 30,
	2022	2021 (Recast)	Amount Change	% Change
Retail brokerage fee and commission income	$118,256	$88,277	$29,979	34%
Investment banking fee and commission income	1,847	2,621	(774)	(30)%
Commission from bank services	10,784	3,834	6,950	181%
Other fee and commission income	754	2,651	(1,897)	(72)%
Total fee and commission income	$131,641	$97,383	$34,258	35%

	Three months ended June 30,
	2022	2021 (Recast)
	(as a % of total revenue)
Retail brokerage fee and commission income	90%	91%
Investment banking fee and commission income	1%	3%
Commission from bank services	8%	4%
Other fee and commission income	1%	2%
Total fee and commission income as a percentage of total revenue	100%	100%
During the three months ended June 30, 2022, fee and commission income was $131,641, an increase of $34,258, or 35%, as compared to fee and commission income of $97,383 for the three months ended June 30, 2021. This increase in fee and commission income was primarily attributable to a $29,979 increase in fees and commission from brokerage services and commissions from forward contracts. The increase in fee and commission income from brokerage services was attributable to growth in client accounts through organic efforts including expansion of fee and commission generating activities such as an increase in the number of clients, an increase in number of active clients, and more trades by clients.
Net gain on trading securities
Net gain on trading securities was $15,582, an increase of $4,841, for the three months ended June 30, 2022, as compared to $10,741 for the three months ended June 30, 2021. See the following table for information regarding our net gains and losses during the three months ended June 30, 2022 and 2021:

	Realized Net Gain	Unrealized Net Gain	Net Gain
Quarter ended June 30, 2022	$7,701	$7,881	$15,582
Quarter ended June 30, 2021 (Recast)	$5,030	$5,711	$10,741

During the three months ended June 30, 2022, we sold securities, excluding SPBX shares, for a realized gain of $37,104. This realized gain was partially offset by a $29,403 loss on the sale of SPBX shares, which consisted of $3,920 of realized loss on the sale of SPBX shares during the three months ended June 30, 2022, and, in accordance with U.S. GAAP, $25,483 of unrealized loss recognized during previous periods that was reclassified to realized net loss during the quarter ended June 30, 2022, when the SPBX shares were sold. In accordance with U.S. GAAP, this reclassification also resulted in a corresponding $25,483 increase in unrealized net gain during the quarter ended June 30, 2022. Securities positions we continued to hold at June 30, 2022, appreciated $1,057. This unrealized net gain, plus the effect of the U.S. GAAP required reclassification, was partially offset from recognizing an unrealized net loss on SPBX shares held in our portfolio at June 30, 2022, in the amount of $18,659.

Interest income
The following tables set forth information regarding our revenue from interest income for the periods presented.

	Three months ended June 30,
	2022	2021 (Recast)	Amount Change	% Change
Interest income on reverse repurchase agreements and amounts due from banks	$4,169	$1,041	$3,128	300%
Interest income on loans to customers	4,886	229	4,657	2,034%
Interest income on trading securities	40,398	23,127	17,271	75%
Interest income from dividends	—	265	(265)	(100)%
Total interest income	$49,453	$24,662	$24,791	101%

	Three months ended June 30,
	2022	2021 (Recast)
	(as a % of total interest income)
Interest income on reverse repurchase agreements and amounts due from banks	8%	4%
Interest income on loans to customers	10%	1%
Interest income on trading securities	82%	94%
Interest income from dividends	—%	1%
Total interest income as a percentage of total revenue	100%	100%

During the three months ended June 30, 2022, we recognized a $24,791, or 101% increase in interest income. This increase in interest income was the result of an increase in the total size of our trading portfolio and an increase in the amount of bonds we held as a percentage of our total trading portfolio. In addition, we recognized a $4,657 or 2,034% increase in interest income from new loans issued to customers of Freedom Bank KZ.
Insurance underwriting income
During the three months ended June 30, 2022, we recognized a $10,165, or 72%, increase in insurance underwriting income as compared to the three months ended June 30, 2021. We recognized a $12,855, or 83%, increase in insurance underwriting income from written insurance premiums for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, due to the expansion of operations. This increase in income from written insurance premiums was partially offset by a $2,827, or 238%, decrease in income from insurance activities due to the unearned premium reserve for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.

	June 30, 2022	June 30, 2021
		(Recast)
Written insurance premiums	$28,316	$15,461
Reinsurance premiums ceded	(61)	(198)
Change in unearned premium reserve, net	(4,014)	(1,187)
Insurance underwriting income	$24,241	$14,076

Expense

The following table sets out the information on our total expense for the periods presented.

	Three months ended June 30, 2022		Three months ended June 30, 2021 (Recast)		Change
	Amount	%*	Amount	%*	Amount	%
Fee and commission expense	$25,241	16%	$23,260	28%	$1,981	9%
Interest expense	45,829	29%	16,495	20%	29,334	178%
Insurance claims incurred, net of reinsurance	16,692	11%	11,296	13%	5,396	48%
Operating expense	65,467	42%	33,244	39%	32,223	97%
Provision for impairment losses	2,798	2%	293	—%	2,505	855%
Other (income)/expense, net	(527)	—%	125	—%	(652)	(522)%
Total expense	$155,500	100%	$84,713	100%	$70,787	84%

* Percentage of total expense.

For the three months ended June 30, 2022, we incurred total expenses of $155,500, a $70,787, increase as compared to the three months ended June 30, 2021. Expenses increased with the increase of interest expense and the growth of our business primarily in connection with increases in administrative costs and fees from the growth in our revenue generating activities and integrating our acquisition targets.
Fee and commission expense
Fee and commission expense increased by $1,981, or 9%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. This included increases in agency fee from insurance activities of $5,313, increase of bank services fees of $2,751, increases in exchange and clearing services fees of $619, increases in underwriting and market services fees of $225, and a decrease in brokerage services fees of $7,076 due to us using a new prime broker and different composition of order flow transactions, which were charged at lower rates.
Interest expense
During the three months ended June 30, 2022, we incurred a $29,334, or 178%, increase in interest expense as compared to the three months ended June 30, 2021. The increase in interest expense was primarily attributable to a $23,180, or 203%, increase in the volume of short-term financing through securities repurchase agreements, and a $5,880, or 164%, increase in interest on customer deposits. During the three months ended June 30, 2022, we increased our volume of short-term financing through securities repurchase agreements primarily in order to fund our investment portfolio. The increase in interest on customer deposits was a result of a growth of customer deposit accounts.
Insurance claims incurred, net of reinsurance
During the three months ended June 30, 2022, we recognized a $5,396, or 48%, increase in expenses from insurance activities as compared to the three months ended June 30, 2021. We recognized a $1,744 or 22%, increase in expenses for insurance reserve, a $1,610 or 72%, increase in expenses for claims, and a $2,042 or 200%, increase in other expenses for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, due to the expansion of operations of our insurance companies.
Operating expenses
Operating expenses during the three months ended June 30, 2022 and 2021, totaled $65,467 and $33,244, respectively, a $32,223 increase compared to the three months ended June 30, 2021. This increase was primarily attributable to the following increases: $12,832 in payroll and bonus expense as a result expansion of our workforce through hiring; $6,924 in advertising expense; $3,891 in charity and sponsorship expense; $1,749 in professional services expense; $1,535 in stock compensation expense; $1,366 in software support expense; $840 in rent expense; $838 in representation expense; and $1,102 in other expenses.

Income tax expense
We recognized net income before income tax of $71,108 and $61,034 during the three months ended June 30, 2022, and June 30, 2021, respectively. Our effective tax rate during the three months ended June 30, 2022, increased to 16.9%, from 9.3% during the three months ended June 30, 2021, as a result of changes in the composition of the revenues we realized from our operating activities, the tax treatment of those revenues in the various foreign jurisdictions where our subsidiaries operate, and the incremental U.S. GILTI tax.
Net income
As a result of the foregoing factors, for the three months ended June 30, 2022, we realized net income of $59,073 compared to $55,370 for the three months ended June 30, 2021, an increase of 7%.
Non-controlling interest
We reflect our ownership of Freedom UA as a non-controlling interest in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows. We recognized a net loss attributable to non-controlling interest of $1,994 for the three months ended June 30, 2022, as compared to a net loss attributable to non-controlling interest of $52 for the three months ended June 30, 2021. This increase in net loss was largely as a result of the Russia/Ukraine Conflict and its impacts on the securities markets where Freedom UA held most of its open securities positions. We recognized an unrealized net loss on open trading positions of $1,800 in Freedom UA.
Foreign currency translation adjustments, net of tax
Due to a nearly 39% appreciation of the Russian ruble and an almost 2% appreciation of the Kazakhstan tenge against the U.S. dollar for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, we realized a foreign currency translation gain of $21,977 for the three months ended June 30, 2022, compared to a foreign currency translation gain of $3,022 for the three months ended June 30, 2021.
Segment Results of Operations

We have organized our operations geographically into five regional segments: Central Asia, Europe, United States, Russia and Middle East/Caucasus. The total revenue, net associated with our segments is summarized in the following table:

	Three months ended June 30,
	2022	2021 (Recast)	Amount Change	% Change
Central Asia	$98,872	$51,569	$47,303	92%
Europe	69,476	72,068	(2,592)	(4)%
U.S.	3,611	678	2,933	433%
Russia	54,659	21,432	33,227	155%
Middle East/Caucasus	(10)	—	(10)	(100)%
Total revenue, net	$226,608	$145,747	$80,861	55%
During the three months ended June 30, 2022, total revenue, net increased across each of our regional operating segments, except Europe and Middle East/Caucasus. The increase in total net revenues for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was driven by the following:

•Total revenue, net in our Central Asia segment increased 92% for the quarter ended June 30, 2022. This increase was driven by an increase in interest income, as a result of growth in interest received from securities held in our trading portfolio and an increase in interest accrued from loans issued. This segment was also significantly affected by an increase in income from insurance activities, caused by expansion of our insurance business. The increase of revenue was also due to a rise in net gain on trading securities, related to growth of our trading portfolio and an increase in interest income from securities held in our trading portfolio.

•Total revenue, net in our Europe segment decreased 4% for the quarter ended June 30, 2022. This decrease was driven by a decrease in net gain on trading securities due to the revaluation of our trading portfolio. This decrease was partially offset by growth in fee and commission income as a result of an increase in the number of customers and the volume of transactions those customer made.

•Total revenue, net in our U.S. segment increased 433% during the three months ended June 30, 2022. This increase was driven mainly by the growth of interest income on the bonds in our trading portfolio.

•We did not recognize revenue in our Middle East/Caucasus segment during the three months ended June 30, 2022, as our Azerbaijani, Armenian and UAE subsidiaries are relatively new and are not yet engaged in revenue generating activities.

•Total revenue, net in our Russia segment increased 155% during the quarter ended on June 30, 2022. This increase was mainly driven by increased fee and commission income and net gain on trading securities. Fee and commission income increased primarily as a result of commissions on currency forward contracts. Net gain on trading securities increased because our Russia segment sold securities and recognized realized net gain on trading securities from the sale.

The total expenses associated with our segments is summarized in the following table:

	Three months ended June 30,
	2022	2021 (Recast)	Amount Change	% Change
Central Asia	82,075	37,526	$44,549	119%
Europe	26,690	24,985	1,705	7%
U.S.	10,818	5,319	5,499	103%
Russia	35,553	16,848	18,705	111%
Middle East/Caucasus	364	35	329	940%
Total expense, net	$155,500	$84,713	$70,787	84%
During the three months ended June 30, 2022, total expense increased across each of our regional operating segments compared to the three months ended June 30, 2021. The increase in total expenses for the three months ended June 30, 2022, was driven by the following:

•Total expense in our Central Asia segment increased by 119% for the three months ended June 30, 2022. This increase was primarily recognized by Freedom Bank KZ and was driven by an increase in interest expense primarily from growth in interest paid on securities repurchase agreements and growth in customer deposits. This segment also experienced an increase in operating expenses due to growth in payroll and bonuses.

•Total expense in our Europe segment increased 7% for the quarter ended June 30, 2022. This increase was driven by the growth of operating expense, mainly due to payroll and bonuses, marketing expense and professional services. This increase was partially offset by lower commission expense due to change of our prime broker and different composition of order flow transactions, which were charged at lower rates.

•Total expense in our U.S. segment increased by 103% during the three months ended June 30, 2022. This increase was driven by the growth of interest expense on securities repurchase agreement obligations.

•Total expense in our Middle East/Caucasus segment increased by 940% during the three months ended June 30, 2022, mainly due to the increase in payroll expenses.

•Total expense in our Russia segment increased by 111% during the quarter ended on June 30, 2022. This increase in operating expenses resulted from growth in payroll and bonuses, advertising expense and interest expense from accruing interest on customers' accounts.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is a measurement of our ability to meet our potential cash requirements for general business purposes. During the period covered in this report our operations were primarily funded through a combination of existing cash on hand, cash generated from operations, returns generated from our proprietary trading and proceeds from the sale of bonds and other borrowings.

We regularly monitor and manage our leverage and liquidity risk through various committees and processes we have established to maintain compliance with net capital and capital adequacy requirements imposed on securities brokerages, banks and insurance companies in the jurisdictions where we do business. We assess our leverage and liquidity risk based on considerations and assumptions of market factors, as well as other factors, including the amount of available liquid capital (i.e., the amount of cash and cash equivalents not invested in our operating business). While we are confident in the risk management monitoring and processes we have in place, a significant portion of our trading securities and cash and cash equivalents are subject to collateralization agreements. This significantly enhances our risk of loss in the event financial markets move against our positions. When this occurs our liquidity, capitalization and business can be negatively impacted. Certain market conditions can impact the liquidity of our assets, potentially requiring us to hold positions longer than anticipated. Our liquidity, capitalization, projected return on investment and results of operations can be significantly impacted by market events over which we have no control, and which can result in disruptions to our investment strategy for our assets.
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

	June 30, 2022	March 31, 2022
		(Recast)
Cash and cash equivalents(1)	$905,685	$626,363
Trading securities	$1,420,481	$1,280,874
Total assets	$3,797,194	$3,177,492
Net liquid assets(2)	$2,886,721	$2,298,333
______________
(1)Of the $905,685 in cash and cash equivalents we held at June 30, 2022, $319,799, or approximately 35%, was subject to reverse repurchase agreements. By comparison, at March 31, 2022, we had cash and cash equivalents of $626,363, of which $278,685, or approximately 44%, were subject to reverse repurchase agreements. The amount of cash and cash equivalents we hold is subject to minimum levels set by regulatory bodies in relation to compliance with applicable rules and regulations, including capital adequacy and liquidity requirements for each entity.
(2)Consists of cash and cash equivalents, trading securities, brokerage and other receivable and other assets.
As of June 30, 2022, and March 31, 2022, we had total liabilities of $3,190,278 and $2,630,884, respectively, including customer liabilities of $1,652,643 and $1,416,954, respectively.
We financed our operating activities primarily from cash flows from operations and short-term and long-term financing arrangements.
CASH FLOWS
The following table presents information from our statement of cash flows for the periods indicated. Our cash and cash equivalents include restricted cash, which principally consists of cash of our brokerage customers which are segregated in a special custody accounts for the exclusive benefit of our brokerage customers.

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
		(Recast)
Net cash flows used in operating activities	$(229,714)	$(72,465)
Net cash flows used in investing activities	(57,621)	(5,787)
Net cash flows from financing activities	146,434	14,658
Effect of changes in foreign exchange rates on cash and cash equivalents	241,661	23,782

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$100,760	$(39,812)

Net Cash Flows Used In Operating Activities
Net cash used in operating activities during the three months ended June 30, 2022, was comprised of net cash used in operating activities and net income adjusted for non-cash movements (changes in deferred taxes, unrealized gain on trading securities, net change in accrued interest). Net cash used in operating activities resulted primarily from changes in operating assets and liabilities. Such changes included those set out in the following table.

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
			(Recast)
Increases in trading securities	$(42,915)	(1)	$(90,666)
Decreases in customer liabilities	$(171,136)	(2)	$(122,275)
Increases in loans issued	$(126,638)	(3)	(1,968)
Increases in trade payables	$30,310	(4)	$128,218
Increases/(decreases) in other liabilities	$56,931	(5)	$(1,348)
______________
(1)Resulted from increased purchases of securities held in our proprietary account.
(2)Resulted from increased customer trades.
(3)Resulted from loans issued to customers under the state mortgage program "7-20-25". For additional information related to this mortgage program, see Note 8 Loans Issued to the condensed consolidated financial statements.
(4)Resulted from larger amounts of margin lending payables and payables related to purchases of securities.
(5)Represents increased obligations to the Program Operator related to the state mortgage program "7-20-25" and other programs resulting from our continuing involvement in such programs.
The net cash outflow in the three months ended June 30, 2022, was primarily attributable to an increase in brokerage and other receivables over that period, which resulted from larger amounts of margin receivables. Margin lending balances fluctuate on a daily basis during the normal course of business and depend on various factors, including trading activity of clients.

Net Cash Flows Used In Investing Activities
During the three months ended June 30, 2022, net cash used in investing activities was $57,621 compared to net cash used in investing activities of $5,787 during the three months ended June 30, 2021. During the three months ended June 30, 2022, cash used in investing activities was used for the purchase of fixed assets in the amount of $6,225, and for the purchase of available for sale securities, net of sales, in the amount of $51,396.
Net Cash Flows From Financing Activities
Net cash from financing activities for the three months ended June 30, 2022, consisted principally of proceeds from securities repurchase agreement obligations in the amount of $127,580, proceeds from issuance of debt securities of $16,280, proceeds from capital contributions of $677 and proceeds from loans received of $1,897. Net cash from financing activities during the three months ended June 30, 2021, consisted principally of the proceeds from securities repurchase agreement obligations in the amount of $23,498.
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

INDEBTEDNESS
Short-term
Securities Repurchase Arrangements. Our short-term financing is primarily obtained through securities repurchase arrangements entered into with the KASE. We use repurchase arrangements to, among other things, finance our inventory positions. As of June 30, 2022, $1,030,171, or 72%, of the trading securities held in our proprietary trading account were subject to securities repurchase obligations compared to $872,692, or 68%, as of March 31, 2022. The securities we pledge as collateral under repurchase agreements are liquid trading securities with market quotes and significant trading volume. For additional information regarding our securities repurchase agreement obligations see Note 10 Securities Repurchase Agreement Obligations of the condensed consolidated financial statements.
Long-term
FRHC 7% Notes due December 2022. As of June 30, 2022, we had outstanding $20,500 in principal amount of FRHC 7% notes due December 2022, which are listed on the AIX. These notes provide for semi-annual interest payments in June and December and include customary events of default relating to the disposition of our assets outside the ordinary course of business, defaults on other liabilities and obligations, corporate reorganizations, initiation of bankruptcy proceeding, termination of the AIX listing by us, and substitution of the principal debtor without requisite approval. These notes mature in December 2022.
Freedom RU USD 6.50% Bonds. As of June 30, 2022, we had outstanding $30,043 in principal amount of Freedom RU U.S. dollar denominated 6.50% bonds (the “Freedom RU USD 6.50% Bonds”). The Freedom RU USD 6.50% Bonds have a term of three years, with a quarterly coupon payment. The Freedom RU USD 6.50% Bonds were issued in denominations of U.S. $1, with a minimum purchase requirement of 1.4 million Russian rubles. Freedom RU is authorized to place up to a maximum of 40,000 of these Freedom RU USD 6.50% Bonds. The Freedom RU USD 6.50% Bonds are listed on the MOEX and are governed by the Exchange Bond Terms and Conditions in the Framework of the Exchange Bonds Program. The Freedom RU USD 6.50% Bonds mature in January 2023.

Freedom RU USD 5.50% Bonds. As of June 30, 2022, we had outstanding $34,000 in principal amount of Freedom RU U.S. dollar denominated 5.50% bonds (the “Freedom RU USD 5.50% Bonds”). The Freedom RU USD 5.50% Bonds have a term of five years, with a quarterly coupon payment. The Freedom RU USD 5.50% Bonds were issued in denominations of U.S. $1, with a minimum purchase requirement of 1.4 million Russian rubles. Freedom RU is authorized to place up to a maximum of 34,000 of these Freedom RU USD 5.50% Bonds. The Freedom RU USD 5.50% Bonds are listed on the MOEX. Freedom RU USD 5.50% Bonds are governed by the Securities Placement Terms and Conditions and the Resolution to Issue Securities. The Freedom RU USD 5.50% Bonds mature in November 2026.
Freedom SPC Bonds. On November 16, 2021, Freedom SPC commenced a best efforts underwritten public offering of up to US$66,000 aggregate principal amount of its 5.50% US dollar denominated bonds due October 21, 2026 (the “Freedom SPC Bonds”), which are listed on the AIX. As of June 30, 2022, there were outstanding $30,159 in principal amount of the Freedom SPC Bonds. The offering may continue for a period of up to one year from the date of the commencement of the offering. The Freedom SPC Bonds are guaranteed by FRHC and the proceeds from the issuance of the Freedom SPC Bonds have been and will be, as the case may be, transferred to FRHC pursuant to an intercompany loan agreement that bears interest at a rate of 5.50% per annum. The Freedom SPC Bonds are governed by the Offer Terms of the 5.5% Coupon US$ 66,000,000 Bonds Due October 21, 2026. The Freedom SPC Bonds mature in October 2026.
NET CAPITAL AND CAPITAL ADEQUACY
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
At June 30, 2022, these minimum net capital and capital adequacy requirements ranged from approximately $23 to $21,927 and fluctuate depending on various factors. At June 30, 2022, the aggregate net capital and capital adequacy requirements of our subsidiaries was approximately $37,107. Each of our subsidiaries that are subject to net capital or capital adequacy requirements exceeded the minimum required amount at June 30, 2022.

Although we operate with levels of net capital and capital adequacy substantially greater than the minimum established thresholds, in the event we fail to maintain minimum net capital or capital adequacy, we may be subject to fines and penalties, suspension of operations, revocation of licensure and disqualification of our management from working in the industry. Our subsidiaries are also subject to various other rules and regulations, including liquidity and capital adequacy ratios. Our operations that require the intensive use of capital are limited to the extent necessary to meet our regulatory requirements.
Over the past several years, we have pursued an aggressive growth strategy both through acquisitions and organic growth efforts. During fiscal 2023 we are continuing our efforts to expand the footprint of our business on a scale similar to fiscal 2022, while at the same time seeking to sale our Russian subsidiaries. While our active growth strategy has led to revenue growth it also results in increased expenses and greater need for capital resources. Additional growth and expansion, or the costs associated with a sale of our Russian subsidiaries and the impacts of that action, may require greater capital resources than we currently possess, which could require us to pursue additional equity or debt financing from outside sources. We cannot assure that such financing will be available to us on acceptable terms, or at all, at the time it is needed.
We believe that our current cash and cash equivalents, cash expected to be generated from operating activities, and forecasted returns from our proprietary trading, combined with our ability to raise additional capital will be sufficient to meet our present and anticipated financing needs.

CONTRACTUAL OBLIGATIONS
The following table sets forth information related to our contractual obligations as of June 30, 2022:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years

Operating lease obligations	$29,224	$11,012	$13,385	$4,321	$506
Outstanding bonds and notes	$133,314	$56,278	$7,106	$69,930	$—

TOTAL	$162,538	$67,290	$20,491	$74,251	$506
OFF-BALANCE SHEET FINANCING ARRANGEMENTS
For a discussion of off-balance sheet financing arrangements of the Company as of June 30, 2022, see Note 23 Commitments and Contingencies to the condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Balance Sheets and the reported amounts of revenue and expenses during the reporting period of the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income. Actual results could differ from those estimates. Following are the accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results.
Allowance for accounts receivable
Allowance for accounts receivable is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the collectability of an account receivable balance is doubtful. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance by using past accounts receivable loss experience, the nature and volume, information about specific counterparties and estimated collateral values, economic conditions, and other factors.

Allocations of the allowance may be made for specific accounts receivable, but the entire allowance is available for any accounts receivable that in management's judgment should be charged off.
The allowance consists of specific and general components, the specific component relates to accounts receivable that are individually classified as impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the agreement. The general component is based on historical loss experience adjusted for current factors. The historical loss experience is based on the actual loss history we have experienced over 3-5 years, which management reviews periodically.
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
Our ongoing accounting for goodwill and the tangible and intangible assets acquired requires us to make significant estimates and assumptions as we exercise judgement to evaluate these assets for impairment. Our processes and accounting policies for evaluating impairments are further described in Note 2 Summary of Significant Accounting Policies to the condensed consolidated financial statements. As of June 30, 2022, the Company had goodwill of $5,932.
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
We recognize deferred tax liabilities and assets based on the difference between the Condensed Consolidated Balance Sheets and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.
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
We periodically evaluate and establish the likelihood of tax assessments based on current and prior years' examinations, and unrecognized tax benefits related to potential losses that may arise from tax audits in accordance with the relevant accounting guidance. Once established, unrecognized tax benefits are adjusted when there is more information available or when an event occurs requiring a change.
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

RECENT ACCOUNTING PRONOUNCEMENTS
For details of applicable new accounting standards refer to Recent accounting pronouncements in Note 2 Summary of Significant Accounting Policies to the condensed consolidated financial statements.
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
Our investment policies and strategies are focused on preservation of capital and supporting our liquidity requirements. We typically invest in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policies generally require securities to be investment grade and limit the amount of credit exposure to any one issuer (other than government and quasi-government securities). To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of June 30, 2022, and March 31, 2022, a hypothetical 100 basis point increase in interest rates across all maturities would have resulted in $63,714 and $55,249 incremental decline in the fair market value of the portfolio, respectively. Such losses would only be realized if we sold the investments prior to maturity. A hypothetical 100 basis point decrease in interest rates across all maturities would have resulted in a $69,651 and $61,002 incremental rise in the fair market value of the portfolio, respectively.
Foreign currency exchange risk
We have business operations in the Kazakhstan, Russia, Cyprus, Ukraine, Uzbekistan, Germany, Kyrgyzstan, Armenia, Azerbaijan, UAE, Greece, Spain, France, U.S. and UK. The activities and accumulated earnings in our foreign subsidiaries are exposed to fluctuations in foreign exchange rates between our functional currencies and our reporting currency, which is the U.S. dollar. In accordance with our risk management policies, we manage foreign currency exchange risk on financial assets by holding or creating financial liabilities in the same currency, maturity and interest rate profile. This foreign exchange risk is calculated on a net foreign exchange basis for individual currencies. We may also enter into foreign currency forward, swap and option contracts with financial institutions or other parties to mitigate foreign currency exposures associated with certain existing assets and liabilities, firmly committed transactions and forecasted future cash flows. An analysis of our June 30, 2022, and March 31, 2022, balance sheets estimates the net impact of a 10% percent adverse change in the value of the U.S. dollar relative to all other currencies, would have resulted in an increase of net income before income tax in the amount of $14,073 and $6,794 respectively.

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
As of June 30, 2022, and March 31, 2022, our exposure to equity investments at fair value was $56,773 and $99,584, respectively. An analysis of the June 30, 2022, and March 31, 2022, balance sheets estimates a decrease of 10% in the equity price would have reduced the value of the equity securities or instruments we held by approximately $5,677 and $9,958, respectively.
Credit risk
Credit risk refers to the risk of loss arising when a borrower or counterparty does not meet its financial obligations to us. We are primarily exposed to credit risk from institutions and individuals through the brokerage and banking services we offer. We incur credit risk in a number of areas, including margin lending.
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
We expect this kind of exposure to increase with the growth of our overall business. Because we indemnify and hold harmless our clearing houses and counterparties from certain liabilities or claims, the use of margin loans and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. As of June 30, 2022, we had $479,573 in margin lending receivables from our customers. The amount of risk to which we are exposed from the margin lending we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potentially significant and indeterminable rise or fall in stock prices. As a matter of practice, we enforce real-time margin compliance monitoring and liquidate customers’ positions if their equity falls below established margin requirements.
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

Operational risk
Operational risk generally refers to the risk of loss, or damage to our reputation, resulting from inadequate or failed operations or external events, including, but not limited to, business disruptions, improper or unauthorized execution and processing of transactions, deficiencies in our technology or financial operating systems and inadequacies or breaches in our control processes including cyber security incidents. For descriptions of related risks, see the information under the heading “Risks Related to Information Technology and Cyber Security” in Item 1A of our annual report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on May 31, 2022.
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
Legal and compliance risk
We operate in a number of jurisdictions, each with its own legal and regulatory structure that is unique and different from the other. Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements and damage to our reputation as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. Such non-compliance could result in the imposition of legal or regulatory sanctions, material financial loss, including fines, penalties, judgments, damages and/or settlements, or loss of reputation that we may suffer as a result of compliance failures. These risks include contractual and commercial risk, such as the risk that a counterparty’s performance obligations will be unenforceable. It also includes compliance with anti-money laundering and counter terrorism financing rules and regulations, anti-corruption and sanctions rules and regulations.
We have established and continue to enhance procedures designed to ensure compliance with applicable statutory and regulatory requirements, such as public company reporting obligations, regulatory net capital and capital adequacy requirements, sales and trading practices, potential conflicts of interest, anti-money laundering, counter terrorism financing, privacy, sanctions and recordkeeping. The legal and regulatory focus on the financial services industry presents a continuing business challenge for us. Our business also subjects us to the complex income tax laws of the jurisdictions in which we operate, and these tax laws may be subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. We must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the 2013 framework of the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) our principal executive officer and principal financial officer concluded that as of June 30, 2022, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period.
Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports we file with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2022, no changes occurred that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The financial services industry is highly regulated. In recent years, there has been an increasing incidence of litigation involving the brokerage industry, including customer and shareholder class action suits that generally seek substantial damages, including in some cases punitive damages. Compliance and trading problems that are reported to federal, state and provincial regulators, exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies, and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. Financial services industry participants like us are also subject to periodic governmental and regulatory audits and inspections that might result in fines or other charges.
From time to time, we or our subsidiaries may be named as defendants in various routine legal proceedings, claims, and regulatory inquiries in the ordinary course of our business. Management believes that the results of these routine legal proceedings, claims, and regulatory matters will not have a material adverse effect on our financial condition, or on our operations and cash flows. However, we cannot estimate the legal fees and expenses to be incurred in connection with these routine matters and, therefore, are unable to determine whether these future legal fees and expenses will have a material impact on our operations and cash flows. It is our policy to expense legal and other fees as incurred.
Estate of Toleush Tolmakov Litigation
The Estate of Toleush Tolmakov (the “Estate”) has commenced a legal action against Freedom Holding Corp., and our subsidiary FFIN Securities, Inc. in the Third Judicial District Court of Salt Lake County, State of Utah (the "Litigation"). A Summons and Complaint were served on the Company and FFIN on December 22, 2021. The Litigation relates to the ownership of cash distributions arising from the 2011 sale of Emir Oil, LLP, then a subsidiary of BMB Munai, Inc. (the predecessor to Freedom Holding Corp.), and an aggregate of 250,079 shares of common stock of the Company (the “Assets”). Toleush Tolmakov was a shareholder of the Company at the time he died in 2011. At that time, the Company's records reflected that the shares were titled in the name of Mr. Tolmakov and in the name of Simage Limited, a now defunct British Virgin Islands corporation, in which Mr. Tolmakov may have had an interest. Since the 2011 death of Mr. Tolmakov, his putative heirs have litigated various disputes in Kazakhstan's courts related to which of the putative heirs actually are heirs, the proper distribution of the estate and other matters, but without a conclusive final order regarding the distribution of the Assets. Since 2011, the Company has received several inconsistent claims to the Assets. In addition, the legal status of the portion of the Assets belonging to Simage is unclear because as a defunct entity, Simage Limited is unable to act.

The Company has held the Assets since Mr. Tolmakov's death because it does not know to whom they should be distributed and no party has yet established legal and beneficial ownership of the Assets. The Company does not claim an ownership interest in the Assets. The Company holds the distribution funds in a segregated account, along with certificates for 247,664 shares of the 250,079 shares.

In the Litigation the Estate has asserted claims for alleged breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment, conversion and constructive trust and is seeking delivery of the cash distributions in an amount no less than $8,377,626, plus the amount of any interest or appreciation earned there on and delivery of 250,079 shares of Company common stock, plus in the event the Court finds the Company converted the Assets, any special damages incurred as a result of Defendant’s conversion, including all previously unawarded attorney fees incurred to recover the Assets, as well attorney fees in connection with this action. In the Litigation the Company filed a counterclaim, seeking to interplead all potential claims to the Assets.

Recently the Estate filed with the Court, a motion to compel the Company to deposit the Assets with the Court. On July 26, 2022, the Court ordered that (i) the Estate and the Company be given 90 days from the date of the order to identify and join as parties any person they believe has or may have a claim to the Assets; (ii) in that time, the Estate and the Company cooperate to collect from all known claimants and file with the Court stipulations consenting to service of process and to the jurisdiction of the Court over this matter and over the claimants; (iii) the parties enter a stipulated Scheduling Order allowing 180 days for the completion of fact discovery and other appropriate deadlines; (iv) the

Company not transfer or dissipate the Assets; and (v) at the end of the 90 day period the Company deposit the Assets in the Court registry. The Company is working to comply with the Court's order.

The Company and FFIN intend to continue to vigorously defend this matter. The Company and FFIN deny all liability for claims of alleged breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment, conversion and constructive trust.
Item 1A. Risk Factors

Except for the following risk factors related to the insurance businesses we acquired in May 2022, we believe there have been no material changes from risk factors previously disclosed in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on May 31, 2022.

Risks Related to Our Insurance Businesses

Our Modeling and Assumptions Used in Assessing Risks may Differ Materially from Actual Results.

We use modeling and forecasts to estimate exposures, loss trends and other risks, and to assist us in decision-making related to underwriting, pricing, capital allocation, and other issues associated with our insurance businesses. Our models and forecasts are subject to various unverifiable assumptions, uncertainties, model design errors, complexities and inherent limitations, including those arising from the use of historical internal, industry, and unverified, third-party-provided data and assumptions. If, based upon these models, forecasts or other factors, we misprice our products or fail to correctly estimate the associated risks, our business, results of operations and financial condition may be materially adversely affected.

We also establish and monitor underwriting guidelines and an approval process for assessing and addressing risks and their limits; however, we cannot assure that the assumptions our guidelines and limits are based on, or the analysis of those assumptions, are correct or will accurately reflect future results. As a result, we cannot assure that these guidelines and approval process will be effective in mitigating our underwriting risks.

We may not be Able to Obtain Reinsurance at Required Levels or Prices, or Otherwise Collect on Reinsurance, Which Could Increase our Exposure or Limit our Ability to Write New Business.

The availability and cost of reinsurance are dependent on market conditions beyond our control. As a result, reinsurance may not be continuously available to us to the extent and on the terms we require to write new business. If we cannot obtain reinsurance or purchase reinsurance at acceptable prices, we would have to either accept an increase in our exposure, or reduce our insurance exposure by limiting writing new policies that we think necessitate reinsurance protections, either of which could have a materially adverse effect on our insurance businesses.

Further, our reinsurance programs have counterparty risk that may result in uncollectible claims. Collectability from reinsurers is subject to factors such as whether reinsurers have the financial capacity to make payments, whether insured losses meet the conditions of the reinsurance contract, and whether the reinsurer otherwise disputes coverage. Our inability to recover from reinsurers, for any reason, could have a material effect on our results of operations, financial condition and business prospects.

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
101
The following Freedom Holding Corp. financial information for the periods ended June 30, 2022, formatted in inline XBRL (eXtensive Business Reporting Language): (i) the Cover Page; (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations and Statements of Other Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

104	Cover page formatted in inline XBRL (included in Exhibit 101). *
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM HOLDING CORP.

Date: August 9, 2022	/s/ Timur Turlov
Timur Turlov Chief Executive Officer

Date: August 9, 2022	/s/ Evgeniy Ler
Evgeniy Ler Chief Financial Officer